Form 10-Q
period 1996-03-31
PEDIATRIX MEDICAL GROUP INC
filed 1996-05-10
CIK 893949

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-26762


                         PEDIATRIX MEDICAL GROUP, INC.
             (Exact name of registrant as specified in its charter)


                FLORIDA                                        65-0271219
(State or other jurisdiction of incorporation  (I.R.S. Employer Identification No.)
             or organization)



                              1455 NORTHPARK DRIVE
                         FT. LAUDERDALE, FLORIDA  33326
                                   53901-0449
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (954) 384-0175
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
  (Former name, former address and fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        ----       ----

At May 1, 1996, the Registrant had 13,070,242 shares of $0.01 par value common stock outstanding.

                         PEDIATRIX MEDICAL GROUP, INC.

                                     INDEX



                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


 Condensed Consolidated Balance Sheets as of March 31, 1996 (Unaudited)
  and December 31, 1995 ..................................................... 3

 Condensed Consolidated Statements of Income for the Three Months Ended
  March 31, 1996 and 1995 (Unaudited) ....................................... 4

 Condensed Consolidated Statements of Cash Flow for the Three Months Ended
  March 31, 1996 and 1995 (Unaudited) ....................................... 5

 Notes to Condensed Consolidated Financial Statements ....................... 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...................... 9


 PART II - OTHER INFORMATION ............................................... 10


 SIGNATURES ................................................................ 12

                         PART I - FINANCIAL INFORMATION

                         PEDIATRIX MEDICAL GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    MARCH 31, 1996    DECEMBER 31,
                                                      (UNAUDITED)        1995
                                                    --------------   -------------
                                                            (IN THOUSANDS)



ASSETS
Current assets:
   Cash and cash equivalents........................  $ 7,084            $18,499
   Investments in marketable securities.............   26,552             27,718
   Accounts receivable, net.........................   15,484             12,096
   Prepaid expenses.................................      692                628
   Other current assets.............................      596                497
   Income taxes receivable..........................      383                330
                                                      -------            -------
      Total current assets..........................   50,791             59,768
Property and equipment, net.........................    5,242              4,549
Other assets........................................   21,338              5,564
                                                      -------            -------
      Total assets..................................  $77,371            $69,881
                                                      =======            =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses............  $ 7,539            $ 4,347
   Current portion of notes payable.................       64                 64
   Deferred income taxes............................    3,471              1,909
                                                      -------            -------
      Total current liabilities.....................   11,074              6,320
Note payable........................................      735                751
                                                      -------            -------
      Total liabilities.............................   11,809              7,071
                                                      -------            -------
Contingencies.......................................
Stockholders' equity:
      Common stock..................................      131                131
      Additional paid-in capital....................   55,809             55,620
      Retained earnings.............................    9,657              7,045
      Unrealized gain (loss) on investments.........      (35)                14
                                                      -------            -------
         Total stockholders' equity.................   65,562             62,810
                                                      -------            -------
         Total liabilities and stockholders' equity.  $77,371            $69,881
                                                      =======            =======


                     The accompanying notes are an integral
                      part of these financial statements.

                         PEDIATRIX MEDICAL GROUP, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)





                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                      --------------------------------
                                                                         1996                   1995
                                                                      ----------             ---------
                                                                 (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


Net patient service revenue............................                $16,127                $ 8,886
                                                                       -------                -------
Operating expenses:
   Salaries and benefits...............................                 10,796                  6,270
   Supplies and other operating expenses...............                  1,213                    607
   Depreciation and amortization.......................                    233                     74
                                                                       -------                -------
        Total operating expenses.......................                 12,242                  6,951
                                                                       -------                -------
        Income from operations.........................                  3,885                  1,935
Investment income......................................                    499                    107
Interest expense.......................................                    (35)                   (28)
                                                                       -------                -------
        Income before income taxes.....................                  4,349                  2,014
Income tax provision...................................                  1,737                    805
                                                                       -------                -------
        Net income.....................................                $ 2,612                $ 1,209
                                                                       =======                =======

Per share data (1995 pro forma):
  Net income per common and common equivalent share:

        Primary........................................                    .19                    .12
                                                                       =======                =======
        Fully diluted..................................                    .19                    .10
                                                                       =======                =======

Weighted average shares used in computing net
  income per common and common equivalent share:
        Primary........................................                 13,697                  7,043
                                                                       =======                 ======
        Fully diluted..................................                 13,726                 11,614
                                                                       =======                 ======

                     The accompanying notes are an integral
                      part of these financial statements.

                         PEDIATRIX MEDICAL GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                  (UNAUDITED)



                                                                          THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                         -------------------
                                                                            1996      1995
                                                                         --------    -------
                                                                            (IN THOUSANDS)

Cash flows provided (used) by operating activities:
 Net income..............................................               $  2,612     $1,209
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization.........................                    233         74
   Deferred income taxes.................................                  1,562       (121)
   Changes in assets and liabilities:
     Accounts receivable.................................                 (3,388)       607
     Prepaid expenses and other current assets...........                   (162)       194
     Income taxes receivable.............................                    108         --
     Other assets........................................                 (1,882)      (103)
     Accounts payable and accrued expenses...............                    752        412
                                                                        --------     ------
      Net cash provided (used) by operating activities...                   (165)     2,272
                                                                        --------     ------
Cash flows provided (used) by investing activities:
 Physician group acquisition payments....................                (11,584)        --
 Purchase of investments.................................                 (6,621)        --
 Proceeds from sale of investments.......................                  7,738         --
 Purchase of property and equipment......................                   (794)      (161)
                                                                        --------     ------
      Net cash used by investing activities..............                (11,261)      (161)
                                                                        --------     ------
Cash flows provided (used) by financing activities:
 Payments on notes payable...............................                    (16)       (16)
 Proceeds from issuance of common stock..................                     72         --
 Payments made to retire common stock....................                    (45)       (13)
                                                                        --------     ------
      Net cash provided (used) by financing activities...                     11        (29)
                                                                        --------     ------
Net increase (decrease) in cash and cash equivalents.....                (11,415)     2,082
Cash and cash equivalents at beginning of period.........                 18,499      7,384
                                                                        --------     ------
Cash and cash equivalents at end of period...............               $  7,084     $9,466
                                                                        ========     ======


                     The accompanying notes are an integral
                      part of these financial statements.

                         PEDIATRIX MEDICAL GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996

                                  (UNAUDITED)


1.    BASIS OF PRESENTATION:

      The accompanying unaudited condensed consolidated financial statements of Pediatrix Medical Group, Inc. (the "Company" or "Pediatrix") presented herein do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of interim periods. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1996. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 1996.


2.    BUSINESS ACQUISITIONS:

      During the first quarter of 1996 the Company completed acquisitions of three neonatology and pediatric physician group practices.


            - On January 16, 1996, Pediatrix acquired the stock of Neonatal Specialists, Ltd., an Arizona professional corporation ("NSL"), in exchange for approximately $6.3 million in cash.

            - On January 29, 1996, Pediatrix acquired certain assets of Pediatric and Newborn Consultants, P.C., a Colorado professional corporation ("PNC"), in exchange for approximately $3.7 million in cash.

            - On January 29, 1996, Pediatrix completed the acquisition of the stock of Colorado Neonatal Associates, P.C., a Colorado professional corporation ("CNA"), in exchange for approximately $1.6 million in cash.

      The prior shareholders of PNC and CNA are also eligible to receive up to an aggregate of $2 million in April 1997 if certain targets are achieved at the hospitals served by the Company during the period from February 1, 1996 to January 31, 1997.

      The Company has accounted for the transactions using the purchase method of accounting and the excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over 25 years. The results of operations of the acquired companies have been included in the consolidated financial statements from the dates of acquisition.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)



2.    BUSINESS ACQUISITIONS:  (CONTINUED)

      The following unaudited pro forma information combines the consolidated results of operations of the Company and NSL, PNC and CNA as if the acquisitions had occurred on January 1, 1995:


                                                THREE MONTHS ENDED MARCH 31,
                                            -------------------------------------
                                               1996                     1995
                                            -----------            --------------
                                            (In thousands, except per share data)


Net patient service revenue.............        $16,819              $10,807
Net income..............................          2,680                1,290
Fully diluted net income per share......            .20                  .11

      The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.


3.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES:


                                               MARCH 31, 1996  DECEMBER 31, 1995
                                               --------------  -----------------
                                                        (in thousands)


Accounts payable........................          $ 1,524          $   786
Accrued salaries and bonuses............              956              779
Accrued payroll taxes and benefits......              450              726
Accrued professional liability coverage.            1,593            1,268
Other accrued expenses..................            3,016              788
                                                   ------          -------
                                                   $7,539          $ 4,347
                                                   ======          =======

4.    NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:

      As a result of the conversion of preferred stock, which was not determined to be a common stock equivalent, into common stock in connection with the initial public offering, the Company has presented pro forma net income per common and common equivalent share for the three months ending March 31, 1995.

      Pro forma net income per common and common equivalent share is computed based upon the weighted average number of shares of common stock and common stock equivalents, including the number of shares of common stock issuable upon conversion of preferred stock, outstanding during the period. Pursuant to the requirements of the Securities and Exchange Commission (SEC), common stock issued by the Company during the 12 months immediately preceding the initial filing

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

4.    NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE: (CONTINUED)

      Of the registration statement with the SEC, plus common stock equivalents relating to the grant of common stock options during the same period, have been included in the calculation of pro forma weighted average number of common stock and common stock equivalents outstanding for the three months ending March 31, 1995, using the treasury stock method and the initial public offering price of $20 per share.

      Net income per common and common equivalent share on a historical basis, both primary and fully diluted are as follows:

                                                     THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------
                                                      1996                  1995
                                                     ------                ------
                                                (in thousands, except per share data)


Income applicable to common stock:
Net income......................................     $ 2,612              $ 1,209
  Less:  preferred stock dividends..............          --                 (354)
                                                     -------              -------
Income applicable to common stock...............       2,612                  855
                                                     -------              -------
Net income per share:
  Primary.......................................         .19                  .12
                                                     -------              -------
  Fully diluted.................................         .19                  .10
                                                     -------              -------
Weighted average number of common and
  common equivalent shares outstanding:
  Primary.......................................      13,697                7,043
                                                     -------              -------
  Fully diluted.................................      13,726               11,614
                                                     -------              -------

      Primary income per common and common equivalent share is computed by dividing net income available to common shareholders by the weighted average number of common stock and common stock equivalents outstanding during the period. The voting, redeemable, cumulative, convertible preferred stock issued in October 1992 and converted into common stock in September 1995 was determined not to be a common stock equivalent. In computing primary income per common share for the three months ended March 31, 1995, the preferred stock dividend reduces net income available to common shareholders. Fully diluted income per common share is computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during the period and, for the three months ended March 31, 1995, includes 4,571,063 shares of common stock assumed to be issued upon the conversion of all shares of the preferred stock.


5.    SUBSEQUENT EVENT:

      On May 1, 1996, the Company completed the acquisition of all of the outstanding common stock of Rocky Mountain Neonatology, P.C. for $7.2 million in cash. The acquisition will be accounted for using the purchase method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The Company reported net patient service revenue of $16.1 million for the three months ended March 31, 1996, as compared with $8.9 million for the same period in 1995, a growth rate of 81%. Of this $7.2 million increase, $6.3 million, or 88%, was attributable to new contracts. Same unit patient service revenue, exclusive of administrative fees, increased $559,000, or 7%, for the three months ended March 31, 1996, compared to the same period in 1995. Same units are those units located at hospitals that were under contract with the Company for the entire period for which the percentage is calculated and the entire prior comparable period. The same unit growth resulted from volume increases as there were no general price increases during the periods.

     Salaries and benefits increased $4.5 million, or 72%, to $10.8 million for the three months ended March 31, 1996, as compared with $6.3 million for the same period in 1995. Of this $4.5 million increase, $3.4 million, or 76%, was attributable to hiring of new physicians, primarily to support new contract growth, and the remaining $1.1 million was primarily attributable to increased support staff and resources added in the areas of nursing, management and billing and reimbursement. Supplies and other operating expenses increased $606,000, or 100%, to $1.2 million for the three months ended March 31, 1996, as compared with $607,000 for the same period in 1995, primarily as a result of new contracts. Depreciation and amortization expense increased by $159,000, or 215%, to $233,000 for the three months ended March 31, 1996, as compared with $74,000 for the same period in 1995, primarily as a result of amortization of goodwill in connection with acquisitions.

     Income from operations increased approximately $2.0 million, or 101%, to $3.9 million for the three months ended March 31, 1996, as compared with $1.9 million for the same period in 1995, representing an increase in the operating margin from 22% to 24%. The increase in operating margin was primarily due to increased volume, principally from acquisitions.

     The Company earned net interest income of approximately $499,000 for the three months ended March 31, 1996, as compared with $107,000 for the same period in 1995. The increase in net interest income resulted primarily from additional funds available for investment due to proceeds from the initial public offering and cash flow from operations.

     The effective income tax rate was approximately 40% for both of the three month periods ended March 31, 1996 and 1995.

     Net income increased 116% to $2.6 million for the three months ended March 31, 1996, as compared with $1.2 million for the same period in 1995. Net income as a percentage of net patient service revenue increased to 16% for the three months ended March 31, 1996, compared to 14% for the same period in 1995.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased to $7.1 million at March 31, 1996 from $18.5 million at December 31, 1995, due primarily to payments of $11.6 million related to physician group acquisitions.

     The Company believes that existing cash and cash equivalents and marketable securities together with cash flow from operations will be sufficient to conduct and expand its operations and to acquire additional units as necessary to maintain its competitive position.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


         During the ordinary course of business, the Company has become a party to pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice and are generally covered by insurance. The Company believes that the outcome of such legal actions and proceedings will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

         As of March 31, 1996, U.S. Federal Income Tax Returns for 1992 and 1993 were in the process of examination by the Internal Revenue Service, which the Company believes will propose certain adjustments for additional taxes and interest. The Company believes that the tax returns are substantially correct as filed and intends to vigorously contest any proposed adjustments. The Company believes that the amounts provided in the financial statements are adequate and that the ultimate resolution of the examination will have no material impact on the Company's consolidated results of operations, financial position or cash flows. There has been no material development with respect to such examination during the quarter for which this Form 10-Q is filed.


ITEM 2.  CHANGES IN SECURITIES


         Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS


         Not applicable.


ITEM 5.  OTHER INFORMATION


         Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits

            10.1   Amended and Restated 1992 Stock Option Plan

            10.24 Amendment No. 4 to 1993 Credit Agreement, dated as of December 30, 1995, between the Company and The First National Bank of Boston

            10.25  1996 Qualified Employee Stock Purchase Plan

            10.26  1996 Non-Qualified Employee Stock Purchase Plan

            11.1   Statement Re: Computation of Per Share Earnings

            27.1   Financial Data Schedule (for SEC use only)

       (b)  Reports on Form 8-K

                 During the three months ended March 31, 1996, the Company
            filed the following Current Reports on Form 8-K: (i) Form 8-K, dated January 31, 1996, relating to the acquisition of the capital stock of NSL and certain assets of two affiliated entities, Med-Support, L.P. and CMJ Leasing, L.P., as amended by Form 8-K/A, dated March 25, 1996, including audited financial statements of NSL for the year ended December 31, 1995; (ii) Form 8-K, dated February 8, 1996, relating to the acquisition of certain of the assets of PNC, as amended by Form 8-K/A, dated March 25, 1996, including audited financial statements of PNC for the year ended December 31, 1995; and (iii) Form 8-K, dated February 8, 1996, relating to the acquisition of the capital stock of CNA, as amended by Form 8-K/A, dated March 25, 1996 (no financial statements of CNA were required to be filed).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                PEDIATRIX MEDICAL GROUP, INC.





Date:  May 9, 1996              By: /s/ Roger J. Medel
                                   -------------------------------------------
                                   Roger J. Medel, President and Chief
                                   Executive Officer
                                   (Principal Executive Officer)



Date:  May 9, 1996              By: /s/ Lawrence M. Mullen
                                   --------------------------------------------
                                   Lawrence M. Mullen, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)