Form 10-Q
period 1996-06-30
PEDIATRIX MEDICAL GROUP INC
filed 1996-08-14
CIK 893949

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-26762


                         PEDIATRIX MEDICAL GROUP, INC.
             (Exact name of registrant as specified in its charter)


                FLORIDA                              65-0271219
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)


                              1455 NORTHPARK DRIVE
                         FT. LAUDERDALE, FLORIDA  33326
                                   53901-0449
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (954) 384-0175
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
  (Former name, former address and fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

At August 5, 1996, the Registrant had 14,841,577 shares of $0.01 par value common stock outstanding.

                              Page 1 of  17 pages

                         PEDIATRIX MEDICAL GROUP, INC.

                                     INDEX



                                                                                                                      PAGE
                                                                                                                      ----
PART I - FINANCIAL INFORMATION
- ------------------------------

ITEM 1.      FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 1996 (Unaudited)
  and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

Condensed Consolidated Statements of Income for the Three and Six Months Ended
  June 30, 1996 and 1995 (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended
  June 30, 1996 and 1995 (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10


PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
- ---------------------------


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
- ----------

                         PART I - FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                         PEDIATRIX MEDICAL GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       JUNE 30, 1996              DECEMBER 31,
                                                                        (UNAUDITED)                   1995
                                                                       -------------              ------------
                                                                                    (IN THOUSANDS)
 ASSETS
 Current assets:
      Cash and cash equivalents  . . . . . . . . . .                      $10,077                     $18,499
      Investments in marketable securities . . . . .                        7,273                      27,718
      Accounts receivable, net . . . . . . . . . . .                       16,917                      12,096
      Prepaid expenses . . . . . . . . . . . . . . .                        1,489                         628
      Other current assets . . . . . . . . . . . . .                          830                         497
      Income taxes receivable  . . . . . . . . . . .                            -                         330
                                                                          -------                     -------
          Total current assets . . . . . . . . . . .                       36,586                      59,768
 Property and equipment, net . . . . . . . . . . . .                        6,968                       4,549
 Other assets, net . . . . . . . . . . . . . . . . .                       39,407                       5,564
                                                                          -------                     -------
          Total assets . . . . . . . . . . . . . . .                      $82,961                     $69,881
                                                                          =======                     =======

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
      Accounts payable and accrued expenses  . . . .                      $ 8,810                     $ 4,347
      Income taxes payable . . . . . . . . . . . . .                          196                           -
      Current portion of note payable  . . . . . . .                           64                          64
      Deferred income taxes  . . . . . . . . . . . .                        4,238                       1,909
                                                                          -------                     -------
          Total current liabilities  . . . . . . . .                       13,308                       6,320
 Note payable  . . . . . . . . . . . . . . . . . . .                          719                         751
                                                                          -------                     -------
          Total liabilities  . . . . . . . . . . . .                       14,027                       7,071
                                                                          -------                     -------
 Contingencies . . . . . . . . . . . . . . . . . . .
 Stockholders' equity:
      Preferred Stock  . . . . . . . . . . . . . . .                         --                          --
      Common stock . . . . . . . . . . . . . . . . .                          131                         131
      Additional paid-in capital . . . . . . . . . .                       56,146                      55,620
      Retained earnings  . . . . . . . . . . . . . .                       12,692                       7,045
      Unrealized gain (loss) on investments  . . . .                          (35)                         14
                                                                          -------                     -------
          Total stockholders' equity . . . . . . . .                       68,934                      62,810
                                                                          -------                     -------
          Total liabilities and stockholders' equity                      $82,961                     $69,881
                                                                          =======                     =======

                 The accompanying notes are an integral part of
                           these financial statements

                         PEDIATRIX MEDICAL GROUP, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)



                                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                       JUNE 30,                        JUNE 30,
                                                                ---------------------          ------------------------
                                                                  1996          1995             1996             1995
                                                                -------       -------          -------          -------
                                                                      (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Net patient service revenue . . . . . . . . . . . . .           $17,808       $ 9,131          $33,935          $18,017
                                                                -------       -------          -------          -------
Operating expenses:
  Salaries and benefits   . . . . . . . . . . . . . .            11,541         6,322           22,337           12,592
  Supplies and other operating expenses   . . . . . .             1,269           831            2,482            1,438
  Depreciation and amortization   . . . . . . . . . .               335            66              568              140
                                                                -------       -------          -------          -------
         Total operating expenses . . . . . . . . . .            13,145         7,219           25,387           14,170
                                                                -------       -------          -------          -------
         Income from operations . . . . . . . . . . .             4,663         1,912            8,548            3,847
Investment income . . . . . . . . . . . . . . . . . .               423           147              922              254
Interest expense  . . . . . . . . . . . . . . . . . .               (27)          (31)             (62)             (59)
                                                                -------       -------          -------          -------
         Income before income taxes . . . . . . . . .             5,059         2,028            9,408            4,042
Income tax provision  . . . . . . . . . . . . . . . .             2,024           812            3,761            1,617
                                                                -------       -------          -------          -------
         Net income   . . . . . . . . . . . . . . . .           $ 3,035       $ 1,216          $ 5,647          $ 2,425
                                                                =======       =======          =======          =======
Per share data (1995 pro forma):
  Net income per common and common equivalent share:
    Primary   . . . . . . . . . . . . . . . . . . . .           $   .22       $   .12          $   .41          $   .24
                                                                =======       =======          =======          =======
    Fully diluted   . . . . . . . . . . . . . . . . .           $   .22       $   .11          $   .41          $   .21
                                                                =======       =======          =======          =======
  Weighted average shares used in computing net income
    per common and common equivalent share:
    Primary   . . . . . . . . . . . . . . . . . . . .            13,873         7,003           13,785            7,023
                                                                =======       =======          =======          =======
    Fully diluted   . . . . . . . . . . . . . . . . .            13,873        11,574           13,799           11,594
                                                                =======       =======          =======          =======

                 The accompanying notes are an integral part of
                           these financial statements

                         PEDIATRIX MEDICAL GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                  (UNAUDITED)


                                                                                          SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                       -----------------------
                                                                                         1996            1995
                                                                                       --------        -------
                                                                                            (IN THOUSANDS)
Cash flows provided (used) by operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $  5,647        $ 2,425
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization   . . . . . . . . . . . . . . . . . . .                   568            140
    Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . .                 2,329             32
    Changes in assets and liabilities:
      Accounts receivable   . . . . . . . . . . . . . . . . . . . . . . .                (4,821)           660
      Prepaid expenses and other current assets   . . . . . . . . . . . .                (1,194)          (416)
      Income taxes receivable/payable   . . . . . . . . . . . . . . . . .                   950              -
      Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .                (1,766)        (1,994)
      Accounts payable and accrued expenses   . . . . . . . . . . . . . .                 2,247            102
                                                                                       --------        -------
         Net cash provided by operating activities  . . . . . . . . . . .                 3,960            949
                                                                                       --------        -------
Cash flows provided (used) by investing activities:
  Physician group acquisition payments  . . . . . . . . . . . . . . . . .               (30,220)             -
  Purchase of investments   . . . . . . . . . . . . . . . . . . . . . . .                (6,421)             -
  Proceeds from sale of investments   . . . . . . . . . . . . . . . . . .                26,818              -
  Purchase of property and equipment  . . . . . . . . . . . . . . . . . .                (2,629)        (1,115)
                                                                                       --------        -------
         Net cash used by investing activities  . . . . . . . . . . . . .               (12,452)        (1,115)
                                                                                       --------        -------
Cash flows provided (used) by financing activities:
  Payments on notes payable   . . . . . . . . . . . . . . . . . . . . . .                   (32)           (32)
  Proceeds from issuance of common stock  . . . . . . . . . . . . . . . .                   147              -
  Payments made to retire common stock  . . . . . . . . . . . . . . . . .                   (45)          (132)
                                                                                       --------        -------
         Net cash provided (used) by financing activities . . . . . . . .                    70           (164)
                                                                                       --------        -------
Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . .                (8,422)          (330)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . .                18,499          7,384
                                                                                       --------        -------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . .              $ 10,077        $ 7,054
                                                                                       ========        =======


                 The accompanying notes are an integral part of
                           these financial statements

                         PEDIATRIX MEDICAL GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996

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

         The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results of operations to be expected for the year ended December 31, 1996. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 1996.

2.       BUSINESS ACQUISITIONS:

         During the first half of 1996 the Company completed acquisitions of six neonatology and pediatric physician group practices.

         - On January 16, 1996, Pediatrix acquired the stock of Neonatal Specialists, Ltd., an Arizona professional corporation ("NSL"), for an aggregate cash purchase price of $6.0 million.

         - On January 29, 1996, Pediatrix acquired certain assets of Pediatric and Newborn Consultants, P.C., a Colorado professional corporation ("PNC"), for an aggregate cash purchase price of $3.6 million.

         - On January 29, 1996, Pediatrix completed the acquisition of the stock of Colorado Neonatal Associates, P.C., a Colorado professional corporation ("CNA"), for an aggregate cash purchase price of $1.4 million.

         - On May 1, 1996, Pediatrix acquired the stock of Rocky Mountain Neonatology, P.C., a Colorado professional corporation ("RMN"), for an aggregate cash purchase price of $7.2 million.

         - On May 30, 1996, Pediatrix acquired certain assets of West Texas Neonatal Associates, a Texas general partnership ("WTNA"), for an aggregate cash purchase price of $5.3 million.

         - On June 6, 1996, Pediatrix acquired certain assets of Infant Care Specialists Medical Group, Inc. ("ICS"), for an aggregate cash purchase price of $6.0 million.

                                  (UNAUDITED)

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

         The following unaudited pro forma information combines the consolidated results of operations of the Company and the acquired companies as if the acquisitions had occurred on January 1, 1995:


                                                                          SIX MONTHS ENDED JUNE 30,
                                                               -----------------------------------------------
                                                                 1996                                   1995
                                                               --------                               --------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net patient service revenue . . . . . .                        $ 41,560                               $ 29,729
Net income  . . . . . . . . . . . . . .                           6,249                                  2,695
Fully diluted net income per share  . .                             .45                                    .23

         The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

3.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

                                                             JUNE 30, 1996     DECEMBER 31, 1995
                                                             -------------     -----------------
                                                                      (IN THOUSANDS)
 Accounts payable  . . . . . . . . . . . . . .                   $2,338               $786
 Accrued salaries and bonuses  . . . . . . . .                    1,547                779
 Accrued payroll taxes and benefits  . . . . .                      690                726
 Accrued professional liability coverage . . .                    2,006              1,268
 Other accrued expenses  . . . . . . . . . . .                    2,229                788
                                                                 ------             ------
                                                                 $8,810             $4,347
                                                                 ======             ======

                                  (UNAUDITED)


4.       NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:

         As a result of the conversion of preferred stock, which was not determined to be a common stock equivalent, into common stock in connection with the initial public offering, the Company has presented pro forma net income per common and common equivalent share for the three and six months ended June 30, 1995.

         Pro forma net income per common and common equivalent share is computed based upon the weighted average number of shares of common stock and common stock equivalents, including the number of shares of common stock issuable upon conversion of preferred stock, outstanding during the period. Pursuant to the requirements of the Securities and Exchange Commission (SEC), common stock issued by the Company during the 12 months immediately preceding the initial filing of the registration statement with the SEC, plus common stock equivalents relating to the grant of common stock options during the same period, have been included in the calculation of pro forma weighted average number of common stock and common stock equivalents outstanding for the three and six months ending June 30, 1995, using the treasury stock method and the initial public offering price of $20 per share.

         Net income per common and common equivalent share on a historical basis, both primary and fully diluted are as follows:

                                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                  JUNE 30,                          JUNE 30,
                                                         ------------------------           -----------------------
                                                           1996             1995              1996            1995
                                                         -------          -------           -------         -------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
      Income applicable to common stock:
       Net income . . . . . . . . . . . . . .            $ 3,035          $ 1,216           $ 5,647         $ 2,425
       Less:  preferred stock dividends . . .                 --             (353)               --            (706)
                                                         -------          -------           -------         -------
      Income applicable to common stock . . .              3,035              863             5,647           1,719
                                                         -------          -------           -------         -------
      Net income per share:
       Primary. . . . . . . . . . . . . . . .            $   .22          $   .12           $   .41         $   .24
                                                         -------          -------           -------         -------
       Fully diluted. . . . . . . . . . . . .            $   .22          $   .11           $   .41         $   .21
                                                         -------          -------           -------         -------
      Weighted average number of common and
       common equivalent shares outstanding:
       Primary. . . . . . . . . . . . . . . .             13,873            7,003            13,785           7,023
                                                         -------          -------           -------         -------
       Fully diluted. . . . . . . . . . . . .             13,873           11,574            13,799          11,594
                                                         -------          -------           -------         -------

                                  (UNAUDITED)

         Primary income per common and common equivalent share is computed by dividing net income available to common shareholders by the weighted average number of common stock and common stock equivalents outstanding during the period. The voting, redeemable, cumulative, convertible preferred stock issued in October 1992 and converted into common stock in September 1995 was determined not to be a common stock equivalent. In computing primary income per common share for the three and six months ended June 30, 1995, the preferred stock dividend reduces net income available to common shareholders. Fully diluted income per common share is computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during the period and, for the three and six months ended June 30, 1995, includes 4,571,063 shares of common stock assumed to be issued upon the conversion of all shares of the preferred stock.

4.       CREDIT FACILITY:

         On June 27, 1996, the Company entered into a $30.0 million unsecured revolving credit facility (the "Credit Facility") with The First National Bank of Boston ("Bank of Boston") and SunTrust Bank, which includes a $2.0 million amount reserved to cover deductibles under the Company's malpractice insurance policies. The Company intends to use amounts available under the Credit Facility primarily for acquisitions. The Credit Facility matures on June 30, 1999. At the Company's option, the Credit Facility bears interest at either LIBOR plus .875% or the prime rate announced by Bank of Boston. There is no balance currently outstanding under the Credit Facility.

5.       CONTINGENCIES:

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

         On May 14, 1996, the Company received the Internal Revenue Service's ("IRS") proposed adjustments to the Company's tax liability in connection with its examination of the Company's 1992, 1993, and 1994 federal income tax returns. The IRS has challenged certain deductions that, if disallowed, would result in additional taxes of approximately $4.5 million, plus interest. The Company and its tax advisors have prepared and submitted a response to the IRS. The Company and its tax advisors believe that the tax returns are substantially correct as filed and intend to vigorously contest the proposed adjustments. The Company and its tax advisors also believe that the amounts that have been provided for income taxes are adequate and that the ultimate resolution of the examination will not result in a material adverse effect on the Company's consolidated results of operations, financial position or cash flows.

6.       SUBSEQUENT EVENT:

         On August 2, 1996, the Company completed a secondary public offering whereby it issued 1,755,000 shares of common stock resulting in net cash proceeds to the Company of approximately $59.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

         The Company reported net patient service revenue of $17.8 million for the three months ended June 30, 1996, as compared with $9.1 million for the same period in 1995, a growth rate of 95.0%. Of this $8.7 million increase, $8.2 million, or 94.3%, was attributable to new units, including units at which the Company provides services as a result of acquisitions. Same unit patient service revenue increased $478,000 or 5.3% for the three months ended June 30, 1996, compared to the same period in 1995. Same units are those units at which the Company provided services for the entire period for which the percentage is calculated and the entire prior comparable period. The same unit growth resulted from volume increases as there were no general price increases during the periods.

         Salaries and benefits increased $5.2 million, or 82.6% to $11.5 million for the three months ended June 30, 1996, as compared with $6.3 million for the same period in 1995. Of this $5.2 million increase, $4.0 million, or 76.9%, was attributable to hiring new physicians, primarily to support new unit growth, and the remaining $1.2 million was primarily attributable to increased support staff and resources added in the areas of nursing, management and billing and reimbursement. Supplies and other operating expenses increased $438,000, or 52.7% to $1.3 million for the three months ended June 30, 1996, as compared with $831,000 for the same period in 1995, primarily as a result of new units. Depreciation and amortization expense increased by $269,000, or 407.6% to $335,000 for the three months ended June 30, 1996, as compared with $66,000 for the same period in 1995, primarily as a result of amortization of goodwill in connection with acquisitions.

         Income from operations increased approximately $2.8 million, or 143.9%, to $4.7 million for the three months ended June 30, 1996, as compared with $1.9 million for the same period in 1995, representing an increase in the operating margin from 20.9% to 26.2%. The increase in operating margin was primarily due to increased volume, principally from acquisitions.

         The Company earned investment income of approximately $423,000 for the three months ended June 30, 1996, as compared with $147,000 for the same period in 1995. The increase in investment income resulted primarily from additional funds available for investment due to proceeds from the initial public offering and cash flow from operations.

         The effective income tax rate was approximately 40% for both of the three month periods ended June 30, 1996 and 1995.

         Net income increased 149.6% to $3.0 million for the three months ended June 30, 1996, as compared with $1.2 million for the same period in 1995. Net income as a percentage of net patient service revenue increased to 17.0% for the three months ended June 30, 1996, compared to 13.3% for the same period in 1995.


         SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

         The Company reported net patient service revenue of $33.9 million for the six months ended June 30, 1996, as compared with $18.0 million for the same period in 1995, a growth rate of 88.3%. Of this $15.9 million increase, $14.5 million, or 91.2%, was attributable to new units, including units at which the Company provides services as a result of acquisitions.

         Salaries and benefits increased $9.7 million, or 77.4% to $22.3 million for the six months ended June 30, 1996, as compared with $12.6 million for the same period in 1995. Of this $9.7 million increase, $7.4 million, or 76.3%, was attributable to hiring new physicians, primarily to support new unit growth, and the remaining $2.3 million was primarily attributable to increased support staff and resources added in the areas of nursing, management and billing and reimbursement. Supplies and other operating expenses increased $1.0 million, or 72.6% to $2.5 million for the six months ended June 30, 1996, primarily as a result of new units. Depreciation and amortization expense increased by $428,000 or 305.7% to $568,000 for the six months ended June 30, 1996, as compared with $140,000 for the same period in 1995, primarily as a result of amortization of goodwill in connection with acquisitions.

         Income from operations increased approximately $4.7 million, or 122.2% to $8.5 million for the six months ended June 30, 1996, as compared with $3.8 million for the same period in 1995, representing an increase in the operating margin from 21.4% to 25.2%. The increase in operating margin was primarily due to increased volume, principally from acquisitions.

         The Company earned investment income of approximately $922,000 for the six months ended June 30, 1996, as compared with $254,000 for the same period in 1995. The increase in investment income resulted primarily from additional funds available for investment due to proceeds from the initial public offering and cash flow from operations.

         The effective income tax rate was approximately 40% for both of the six month periods ended June 30, 1996 and 1995.

         Net income increased 132.9% to $5.6 million for the six months ended June 30, 1996, as compared with $2.4 million for the same period in 1995. Net income as a percentage of net patient service revenue increased to 16.6% for the six months ended June, 1996, compared to 13.5% for the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to its initial public offering (IPO), the Company generated sufficient cash flow from operations to support its growth strategy, which primarily consisted of marketing directly to hospital administrators. The Company significantly increased its acquisition activities commencing with the fourth quarter of 1995. During the first half of 1996, the Company completed six acquisitions of neonatology physician group practices, utilizing approximately $30 million of net proceeds from the IPO. As of June 30, 1996, the Company had approximately $17 million of cash, cash equivalents and marketable securities.

         As of June 30, 1996, the Company had working capital of approximately $23.3 million, a decrease of $30.1 million from the working capital of $53.4 million available at December 31, 1995. The decrease is due principally to the acquisition of six physician group practices as well as additions to property and equipment and other assets.

         On June 27, 1996, the Company entered into a $30.0 million unsecured revolving credit facility (the "Credit Facility") with The First National Bank of Boston ("Bank of Boston") and SunTrust Bank, which includes a $2.0 million amount reserved to cover deductibles under the Company's malpractice insurance policies. The Company intends to use amounts available under the Credit Facility primarily for acquisitions. The Credit Facility matures on June 30, 1999. At the Company's option, the Credit Facility bears interest at either LIBOR plus .875% or the prime rate announced by Bank of Boston. There is no balance currently outstanding under the Credit Facility.

         The Company constructed a new building, which was completed in the third quarter of 1996 at a total cost of approximately $2.3 million. The Company funded the construction of the new building with available cash. The Company has a $783,000 mortgage loan with Bank of Boston which is secured by the corporate headquarters building. The Company has received a $3.0 million commitment from Bank of Boston for a mortgage loan on the new building and the corporate headquarters, which will replace the current mortgage loan.

         The Company's annual capital expenditures have typically been for computer hardware and software and for furniture, equipment and improvements at the corporate headquarters. During the six months ended June 30, 1996, capital expenditures amounted to approximately $2.6 million, which included $2.3 million related to the new building described above. For the remainder of 1996, the Company anticipates capital expenditures of approximately $1.5 million, including approximately $1.0 million for computer hardware and software. Capital expenditures during 1997 are not expected to exceed $2.0 million, principally for computer hardware and software.

         On August 2, 1996, the Company completed a secondary public offering whereby it issued 1,755,000 shares of Common Stock resulting in net cash proceeds to the Company of approximately $59.5 million.

         The Company anticipates that funds generated from operations together with the net proceeds of its secondary offering, cash and marketable securities on hand and funds available under the Credit Facility, will be sufficient to meet its working capital requirements and finance any required capital expenditures and acquisitions for both the short-term and long-term.

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

          On May 14, 1996, the Company received the IRS's proposed adjustments to the Company's tax liability in connection with its examination of the Company's 1992, 1993 and 1994 federal income tax returns. The IRS has challenged certain deductions that, if disallowed, would result in additional taxes of approximately $4.5 million, plus interest. The Company and its tax advisors have prepared an submitted a response to the IRS. The Company and its tax advisors believe that the tax returns are substantially correct as filed and intend to vigorously contest the proposed adjustments. The Company and its tax advisors also believe that the amounts that have been provided for income taxes are adequate and that the ultimate resolution of the examination will not result in a material adverse effect on the Company's consolidated results of operations, financial position or cash flows.

ITEM 2.   CHANGES IN SECURITIES

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          (a) The Company's Annual Meeting of Shareholders was held on May 8, 1996.

          (b)    Not required.

          (c) The matters voted on at the Annual Meeting of Shareholders and the tabulation of votes on such matters are as follows:

                 1.       Election of Directors.

                                                      AGAINST OR                               BROKER
            NAME                     FOR               WITHHELD          ABSTAINED            NON-VOTE
 -------------------------        ----------          ----------         ---------            --------
 Roger J. Medel, M.D.             12,017,187            61,150               0                    0
 Richard J. Stull, II             12,017,187            61,150               0                    0
 E. Roe Stamps, IV                12,017,187            61,150               0                    0
 Bruce R. Evans                   12,017,037            61,300               0                    0
 Frederick V. Miller, M.D.        12,017,187            61,150               0                    0
 Michael B. Fernandez             12,017,187            61,150               0                    0
 Albert H. Nahmad                 12,017,037            61,300               0                    0

                 2. Proposal to approve the amendment of the Company's Amended and Restated 1992 Stock Option Plan.

          FOR              AGAINST OR WITHHELD               ABSTAINED                   BROKER NON-VOTE
       ----------          -------------------               ---------                   ---------------
       10,644,319               1,212,858                      3,410                         217,750



                 3. Proposal to approve the adoption of the Company's 1996 Qualified Employee Stock Purchase Plan.

          FOR              AGAINST OR WITHHELD               ABSTAINED                   BROKER NON-VOTE
       ----------          -------------------               ---------                   ---------------
       11,841,378                 3,791                        3,050                         230,118


                 4. Proposal to approve the adoption of the Company's 1996 Non-Qualified Employee Stock Purchase Plan.

          FOR              AGAINST OR WITHHELD               ABSTAINED                   BROKER NON-VOTE
       ----------          -------------------               ---------                   ---------------
       11,772,001                71,641                        4,577                         230,118



          (d)    Not applicable.

ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibits.

                 11.1     Statement Re:  Computation of Per Share Earnings
                 27.1     Financial Data Schedule (for SEC use only)

          (b)    Reports on Form 8-K

                 During the three months ended June 30, 1996, the Company filed the following Current Reports on Form 8-K: (i) Form 8-K, dated May 9, 1996, relating to the acquisition of RMN; (ii) Form 8-K, dated June 12, 1996, relating to the acquisition of WTNA; and (iii) Form 8-K, dated June 14, 1996, relating to the acquisition of ICS. The audited financial statements for each of RMN, WTNA and ICS were included in the Registration Statement on Form S-1, Registration No. 333-07125, filed with the Commission on June 28, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                PEDIATRIX MEDICAL GROUP, INC.



Date:  August 13, 1996          By: /s/ Roger J. Medel
                                   ---------------------------------------------
                                   Roger J. Medel, President and Chief Executive Officer (Principal Executive Officer)


Date:  August 13, 1996          By: /s/ Lawrence M. Mullen
                                   ---------------------------------------------
                                   Lawrence M. Mullen, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)