Form 10-Q
period 1996-09-30
PEDIATRIX MEDICAL GROUP INC
filed 1996-11-13
CIK 893949

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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


                                 NOT APPLICABLE
  (Former name, former address and fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---    ---

At November 1, 1996, the Registrant had 14,860,803 shares of $0.01 par value common stock outstanding.




                              Page 1 of 13 pages

                         PEDIATRIX MEDICAL GROUP, INC.

                                     INDEX


                                                                                                                       PAGE
                                                                                                                       ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 1996 (Unaudited)
  and December 31, 1995 .............................................................................................   3

Condensed Consolidated Income Statements for the Three and Nine Months Ended
  September 30, 1996 and 1995 (Unaudited) ...........................................................................   4

Condensed Consolidated Cash Flow Statements for the Nine Months Ended
  September 30, 1996 and 1995 (Unaudited) ...........................................................................   5

Notes to Condensed Consolidated Financial Statements  ...............................................................   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS  .............................................................   9


PART II - OTHER INFORMATION .........................................................................................  12


SIGNATURES  .........................................................................................................  13

                         PART I - FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                         PEDIATRIX MEDICAL GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    SEPTEMBER 30,
                                                                        1996                     DECEMBER 31,
                                                                     (UNAUDITED)                     1995
                                                                    -------------                ------------
                                                                                  (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents ...........................               $ 37,962                      $18,499
  Investments in marketable securities  ...............                 38,230                       27,718
  Accounts receivable, net  ...........................                 20,885                       12,096
  Prepaid expenses  ...................................                    891                          628
  Other current assets  ...............................                    142                          497
  Income taxes receivable .............................                     --                          330
                                                                      --------                      -------
      Total current assets  ...........................                 98,110                       59,768
Property and equipment, net ...........................                  8,001                        4,549
Other assets, net .....................................                 46,158                        5,564
                                                                      --------                      -------
      Total assets  ...................................               $152,269                      $69,881
                                                                      ========                      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses ...............               $ 11,144                      $ 4,347
  Income taxes payable  ...............................                  1,137                           --
  Current portion of note payable .....................                    201                           64
  Deferred income taxes ...............................                  5,005                        1,909
                                                                      --------                      -------
      Total current liabilities .......................                 17,487                        6,320
Note payable  .........................................                  2,799                          751
                                                                      --------                      -------
      Total liabilities ...............................                 20,286                        7,071
                                                                      --------                      -------
Contingencies .........................................
Stockholders' equity:
  Preferred stock .....................................                     --                           --
  Common stock  .......................................                    148                          131
  Additional paid-in capital  .........................                115,660                       55,620
  Retained earnings ...................................                 16,257                        7,045
  Unrealized gain (loss) on investments ...............                    (82)                          14
                                                                      --------                      -------
      Total stockholders' equity  .....................                131,983                       62,810
                                                                      --------                      -------
      Total liabilities and stockholders' equity  .....               $152,269                      $69,881
                                                                      ========                      =======

                 The accompanying notes are an integral part of
                           these financial statements

                         PEDIATRIX MEDICAL GROUP, INC.

                    CONDENSED CONSOLIDATED INCOME STATEMENTS

                                  (UNAUDITED)



                                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                            -----------------------          ---------------------
                                                              1996            1995             1996          1995
                                                            -------         -------          -------       -------
                                                                  (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Net patient service revenue .............................   $22,404         $12,478          $56,339       $30,495
                                                            -------         -------          -------       -------
Operating expenses:
  Salaries and benefits .................................    14,526           8,212           36,863        20,805
  Supplies and other operating expenses .................     1,740             967            4,222         2,405
  Depreciation and amortization .........................       543              99            1,111           238
                                                            -------         -------          -------       -------
      Total operating expenses  .........................    16,809           9,278           42,196        23,448
                                                            -------         -------          -------       -------
      Income from operations  ...........................     5,595           3,200           14,143         7,047
Investment income .......................................       535             114            1,457           368
Interest expense  .......................................       (80)            (29)            (142)          (87)
                                                            -------         -------          -------       -------
      Income before income taxes  .......................     6,050           3,285           15,458         7,328
Income tax provision  ...................................     2,485           1,314            6,246         2,932
                                                            -------         -------          -------       -------
      Net income  .......................................   $ 3,565         $ 1,971          $ 9,212       $ 4,396
                                                            =======         =======          =======       =======

Per share data (1995 pro forma):

  Net income per common and common equivalent share:

    Primary .............................................   $   .24         $   .22          $   .65       $   .47
                                                            =======         =======          =======       =======
    Fully diluted .......................................   $   .24         $   .17          $   .65       $   .38
                                                            =======         =======          =======       =======

  Weighted average shares used in computing net income per common and common equivalent share:

    Primary .............................................    14,994           7,389           14,188         7,145
                                                            =======         =======          =======       =======
    Fully diluted .......................................    15,047          11,879           14,215        11,689
                                                            =======         =======          =======       =======

                 The accompanying notes are an integral part of
                           these financial statements

                         PEDIATRIX MEDICAL GROUP, INC.

                 CONDENSED CONSOLIDATED CASH FLOW STATEMENTS

                                  (UNAUDITED)

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                   -------------------------
                                                                                     1996              1995
                                                                                   -------           -------
                                                                                         (IN THOUSANDS)
Cash flows provided (used) by operating activities:
  Net income  ...........................................................          $ 9,212           $ 4,396
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .......................................            1,111               238
    Deferred income taxes ...............................................            3,096               913
    Changes in assets and liabilities:
      Accounts receivable ...............................................           (8,789)           (1,639)
      Prepaid expenses and other current assets .........................               92              (835)
      Income taxes receivable/payable ...................................            2,053              (122)
      Other assets  .....................................................              260            (1,696)
      Accounts payable and accrued expenses .............................            4,207               798
                                                                                   -------           -------
        Net cash provided by operating activities .......................           11,242             2,053
                                                                                   -------           -------
Cash flows provided (used) by investing activities:
  Physician group acquisition payments  .................................          (39,002)           (3,096)
  Purchase of investments ...............................................           27,851                --
  Proceeds from sale of investments .....................................          (38,459)               --
  Purchase of property and equipment  ...................................           (3,825)           (1,543)
                                                                                   -------           -------
        Net cash used by investing activities ...........................          (53,435)           (4,693)
                                                                                   -------           -------
Cash flows provided (used) by financing activities:
  Proceeds from mortgage loan ...........................................            3,000                --
  Payments on notes payable .............................................             (815)              (48)
  Proceeds from issuance of common stock  ...............................           59,516            39,734
  Payments made to retire common stock  .................................              (45)             (132)
                                                                                   -------           -------
        Net cash provided by financing activities .......................           61,656            39,554
                                                                                   -------           -------
Net increase in cash and cash equivalents ...............................           19,463            39,968
Cash and cash equivalents at beginning of period  .......................           18,499             7,384
                                                                                   -------           -------
Cash and cash equivalents at end of period  .............................          $37,962           $44,352
                                                                                   =======           =======


                 The accompanying notes are an integral part of
                           these financial statements

                         PEDIATRIX MEDICAL GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

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

         The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results of operations to be expected for the year ended December 31, 1996. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 1996.

2.       BUSINESS ACQUISITIONS:

         The Company completed the acquisition of six neonatology and pediatric physician group practices during the first six months of 1996. Total cash paid for these acquisitions approximated $31 million.

         During the third quarter of 1996 the Company completed acquisitions of three neonatology physician group practices in West Palm Beach, Florida, Reno, Nevada and Spartanburg, South Carolina. Total cash paid for these acquisitions approximated $8 million, adding a total of six NICUs.

         The Company has accounted for the transactions using the purchase method of accounting and the excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over 25 years. The results of operations of the acquired companies have been included in the consolidated financial statements from the dates of acquisition.

         The following unaudited pro forma information combines the consolidated results of operations of the Company and the companies acquired during 1996 as if the acquisitions had occurred on January 1, 1995:

                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                   -------------------------------------
                                                                       1996                     1995
                                                                   ------------             ------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
         Net patient service revenue .............                    $67,040                 $51,271
         Net income  .............................                     10,556                   5,308
         Fully diluted net income per share  .....                    $   .74                 $   .45

         The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

                                  (UNAUDITED)

3.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

                                                        SEPTEMBER 30, 1996       DECEMBER 31, 1995
                                                        ------------------       -----------------
                                                                      (IN THOUSANDS)
Accounts payable  .............................              $ 2,371                  $  786
Accrued salaries and bonuses  .................                2,157                     779
Accrued payroll taxes and benefits  ...........                1,813                     726
Accrued professional liability coverage .......                2,150                   1,268
Other accrued expenses  .......................                2,653                     788
                                                             -------                  ------
                                                             $11,144                  $4,347
                                                             =======                  ======

4.       NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:

         As a result of the conversion of preferred stock, which was not determined to be a common stock equivalent, into common stock in connection with the initial public offering, the Company has presented pro forma net income per common and common equivalent share for the three and nine months ended September 30, 1995.

         Pro forma net income per common and common equivalent share is computed based upon the weighted average number of shares of common stock and common stock equivalents, including the number of shares of common stock issuable upon conversion of preferred stock, outstanding during the period. Pursuant to the requirements of the Securities and Exchange Commission (SEC), common stock issued by the Company during the 12 months immediately preceding the initial filing of the registration statement with the SEC, plus common stock equivalents relating to the grant of common stock options during the same period, have been included in the calculation of pro forma weighted average number of common stock and common stock equivalents outstanding for the three and nine months ending September 30, 1995, using the treasury stock method and the initial public offering price of $20 per share.

         Net income per common and common equivalent share on a historical basis, both primary and fully diluted are as follows:

                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                    SEPTEMBER 30,                      SEPTEMBER 30,
                                              ------------------------           -----------------------
                                                1996             1995              1996            1995
                                              -------          -------           -------         -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income applicable to common stock:
  Net income  .........................       $ 3,565          $ 1,971           $ 9,212         $ 4,396
  Less: preferred stock dividends .....            --              333                --           1,040
                                              -------          -------           -------         -------
Income applicable to common stock .....         3,565            1,638             9,212           3,356
                                              -------          -------           -------         -------
Net income per share:
  Primary .............................       $   .24          $   .22           $   .65         $   .47
                                              -------          -------           -------         -------
  Fully diluted .......................       $   .24          $   .17           $   .65         $   .38
                                              -------          -------           -------         -------
Weighted average number of common
  and common equivalent shares
  outstanding:
  Primary .............................        14,994            7,389            14,188           7,145
                                              -------          -------           -------         -------
  Fully diluted .......................        15,047           11,879            14,215          11,689
                                              -------          -------           -------         -------

                                   (UNAUDITED)

         Primary income per common and common equivalent share is computed by dividing net income available to common shareholders by the weighted average number of common stock and common stock equivalents outstanding during the period. The voting, redeemable, cumulative, convertible preferred stock issued in October 1992 and converted into common stock in September 1995 was determined not to be a common stock equivalent. In computing primary income per common share for the three and nine months ended September 30, 1995, the preferred stock dividend reduces net income available to common shareholders. Fully diluted income per common share is computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during the period and, for the three and nine months ended September 30, 1995, includes 4,571,063 shares of common stock assumed to be issued upon the conversion of all shares of the preferred stock.

5.       NOTE PAYABLE:

         During the third quarter, the Company received a $3,000,000 mortgage loan from The First National Bank of Boston ("Bank of Boston"). The loan has quarterly payments of $50,100, bears interest at prime, currently 8.25%, and is secured by the Company's two buildings. The loan matures in June 2003.

         On June 27, 1996, the Company entered into a $30.0 million unsecured revolving credit facility (the "Credit Facility") with Bank of Boston and SunTrust Bank, which includes a $2.0 million amount reserved to cover deductibles under the Company's malpractice insurance policies. The Company intends to use amounts available under the Credit Facility primarily for acquisitions. The Credit Facility matures on June 30, 1999. At the Company's option, the Credit Facility bears interest at either LIBOR plus .875% or the prime rate announced by Bank Boston. There is no balance currently outstanding under the Credit Facility.

6.       CONTINGENCIES:

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

7.       SECONDARY PUBLIC OFFERING:

         On August 2, 1996, the Company completed a secondary public offering whereby it issued 1,755,000 shares of common stock resulting in net cash proceeds to the Company of approximately $59.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

         The Company reported net patient service revenue of $22.4 million for the three months ended September 30, 1996, as compared with $12.5 million for the same period in 1995, a growth rate of 79.5%. This $9.9 million increase was primarily attributable to new units at which the Company provides services as a result of acquisitions. Same unit patient service revenue increased $297,000 or 2.7% for the three months ended September 30, 1996, compared to the same period in 1995. Same units are those units at which the Company provided services for the entire period for which the percentage is calculated and the entire prior comparable period. The same unit growth resulted from volume increases as there were no general price increases during the periods.

         Salaries and benefits increased $6.3 million, or 76.9% to $14.5 million for the three months ended September 30, 1996, as compared with $8.2 million for the same period in 1995. Of this $6.3 million increase, $5.0 million, or 79.4%, was attributable to hiring new physicians, primarily to support new unit growth, and the remaining $1.3 million was primarily attributable to increased support staff and resources added in the areas of nursing, management and billing and reimbursement. Supplies and other operating expenses increased $773,000, or 79.9% to $1.7 million for the three months ended September 30, 1996, as compared with $967,000 for the same period in 1995, primarily as a result of new units. Depreciation and amortization expense increased by $444,000, or 448.5% to $543,000 for the three months ended September 30, 1996, as compared with $99,000 for the same period in 1995, primarily as a result of amortization of goodwill in connection with acquisitions.

         Income from operations increased approximately $2.4 million, or 74.8%, to $5.6 million for the three months ended September 30, 1996, as compared with $3.2 million for the same period in 1995. The increase in income from operations was primarily due to increased volume, principally from acquisitions.

         The Company earned investment income of approximately $535,000 for the three months ended September 30, 1996, as compared with $114,000 for the same period in 1995. The increase in investment income resulted primarily from additional funds available for investment due to proceeds from the initial and secondary public offerings as well as cash flow from operations.

         The effective income tax rate was approximately 41% and 40% for the three month periods ended September 30, 1996 and 1995, respectively.

         Net income increased 80.9% to $3.6 million for the three months ended September 30, 1996, as compared with $2.0 million for the same period in 1995. Net income as a percentage of net patient service revenue increased to 15.9% for the three months ended September 30, 1996, compared to 15.8% for the same period in 1995.

         NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

         The Company reported net patient service revenue of $56.3 million for the nine months ended September 30, 1996, as compared with $30.5 million for the same period in 1995, a growth rate of 84.7%. Of this $25.8 million increase, $24.1 million, or 93.4%, was primarily attributable to new units at which the Company provides services as a result of acquisitions.

         Salaries and benefits increased $16.1 million, or 77.2% to $36.9 million for the nine months ended September 30, 1996, as compared with $20.8 million for the same period in 1995. Of this $16.1 million increase, $12.5 million, or 77.7%, was attributable to hiring new physicians, primarily to support new unit growth, and the remaining $3.6 million was primarily attributable to increased support staff and resources added in the areas of nursing, management and billing and reimbursement. Supplies and other operating expenses increased $1.8 million, or 75.6% to $4.2 million for the nine months ended September 30, 1996, primarily as a result of new units. Depreciation and amortization expense increased by $873,000 or 366.8% to $1.1 million for the nine months ended September 30, 1996, as compared with $238,000 for the same period in 1995, primarily as a result of amortization of goodwill in connection with acquisitions.

         Income from operations increased approximately $7.1 million, or 100.7% to $14.1 million for the nine months ended September 30, 1996, as compared with $7.0 million for the same period in 1995, representing an increase in the operating margin from 23.1% to 25.1%. The increase in operating margin was primarily due to increased volume, principally from acquisitions.

         The Company earned investment income of approximately $1.5 million for the nine months ended September 30, 1996, as compared with $368,000 for the same period in 1995. The increase in investment income resulted primarily from additional funds available for investment due to proceeds from the initial and secondary public offerings as well as cash flow from operations.

         The effective income tax rate was approximately 40% for both of the nine month periods ended September 30, 1996 and 1995.

         Net income increased 109.6% to $9.2 million for the nine months ended September 30, 1996, as compared with $4.4 million for the same period in 1995. Net income as a percentage of net patient service revenue increased to 16.4% for the nine months ended September 30, 1996, compared to 14.4% for the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to its initial public offering (IPO), the Company generated sufficient cash flow from operations to support its growth strategy, which primarily consisted of marketing directly to hospital administrators. The Company significantly increased its acquisition activities commencing with the third quarter of 1995. During the first nine months of 1996, the Company completed nine acquisitions of neonatology physician group practices, utilizing approximately $39 million of net proceeds from the IPO.

         On August 2, 1996, the Company completed a secondary public offering whereby it issued 1,755,000 shares of Common Stock resulting in net cash proceeds to the Company of approximately $59 million. As of September 30, 1996, the Company had approximately $76 million of cash, cash equivalents and marketable securities.

         As of September 30, 1996, the Company had working capital of approximately $80.6 million, an increase of $27.2 million from the working capital of $53.4 million available at December 31, 1995. The net increase is principally a result of net proceeds from the Company's secondary offering and funds generated from operations, less expenditures related to the acquisition of nine physician group practices and additions to property and equipment.

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

         The Company constructed a new administrative building, which was completed in the third quarter of 1996 at a total cost of approximately $2.3 million. The Company funded the construction of the new building with available cash. During the third quarter, the Company received a $3.0 million mortgage loan from Bank of Boston. The mortgage is secured by the Company's two buildings.

         The Company's annual capital expenditures have typically been for computer hardware and software and for furniture, equipment and improvements at the corporate headquarters. During the nine months ended September 30, 1996, capital expenditures amounted to approximately $3.8 million, which included $2.9 million for construction, furniture and equipment related to the new building described above. For the remainder of 1996, the Company anticipates capital expenditures of approximately $500,000. Capital expenditures during 1997 are not expected to exceed $2.0 million, principally for computer hardware and software.

         The Company anticipates that funds generated from operations together with the net proceeds of its secondary offering, cash and marketable securities on hand and funds available under the Credit Facility, will be sufficient to meet its working capital requirements and finance any required capital expenditures for at least the next twelve months.

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

ITEM 2.  CHANGES IN SECURITIES

         See Note 7 of Notes to Condensed Consolidated Financial Statements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits.

                 10.26 Lease Agreement between SunTrust Bank and PMG Acquisition Corp.

                 11.1     Statement Re:  Computation of Per Share Earnings

                 27.1     Financial Data Schedule

         (b)     Reports on Form 8-K

                 None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PEDIATRIX MEDICAL GROUP, INC.



Date:  November 13, 1996                By: /s/ Roger J. Medel
                                            ------------------------------------
                                            Roger J. Medel, President and Chief
                                            Executive Officer (Principal
                                            Executive Officer)


Date:  November 13, 1996                By: /s/ Lawrence M. Mullen
                                            ------------------------------------
                                            Lawrence M. Mullen, Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)