Form 10-K405
period 1996-12-31
PEDIATRIX MEDICAL GROUP INC
filed 1997-03-31
CIK 893949

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended          December 31, 1996
                         -----------------------------------------------------

                                       or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______________________ to________________________
Commission file number              0-26762
                      --------------------------------------------------------

                          PEDIATRIX MEDICAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

         FLORIDA                                             65-0271219
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification No.)

1455 NORTH PARK DRIVE, FT. LAUDERDALE, FLORIDA                  33326
(Address of principal executive offices)                      (Zip Code)

       (Registrant's telephone number, including area code) (954) 384-0175

          Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each
         Title of each class                    exchange on which registered
        --------------------                    -----------------------------

          COMMON STOCK,                            NEW YORK STOCK EXCHANGE
    $.01 PAR VALUE PER SHARE

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     The aggregate market value of shares of Common Stock held by non-affiliates of the registrant as of February 28, 1996, was approximately $518,335,518 based on a $37.50 closing sales price for the Common Stock on the New York Stock Exchange on such date. For purposes of this computation, all executive officers, directors and 5% beneficial owners of the common stock of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors, officers or 5% beneficial owners are, in fact, affiliates of the registrant.

     The number of shares of Common Stock, $.01 par value, of the registrant outstanding as of February 28, 1997 were 14,911,482.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the following documents have been incorporated by reference into the parts indicated: The registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report-Part III.


===============================================================================

                                 Page 1 of 49
                           Exhibit Index at page 46

                                 INDEX TO ITEMS

                                                                            Page
                                                                            ----

PART I.........................................................................3
          Item 1. Business.................................................... 3
          Item 2. Properties..................................................11
          Item 3. Legal Proceedings...........................................11
          Item 4. Submission of Matters to a Vote of Security Holders.........11


PART II.......................................................................11
          Item 5. Market for the Registrant's Common Equity and Related
                  Stockholder Matters.........................................11
          Item 6. Selected Financial Data.....................................12
          Item 7. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................13

          Item 8. Financial Statements and Supplementary Data.................18

          Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................39


PART III......................................................................39
          Item 10. Directors and Executive Officers of the Registrant.........39
          Item 11. Executive Compensation.....................................39
          Item 12. Security Ownership of Certain Beneficial Owners and
                   Management.................................................39
          Item 13. Certain Relationships and Related
                   Transactions...............................................39


PART IV.......................................................................40
          Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
                   8-K........................................................40

Schedules.....................................................................41

Exhibits......................................................................42

Signatures....................................................................45

                                     PART I

ITEM 1. BUSINESS

     Pediatrix Medical Group, Inc. ("PMG") includes its subsidiaries and the professional associations and partnerships (the "PA Contractors") which are separate legal entities that contract with PMG to provide physician services in certain states and Puerto Rico. PMG and the PA Contractors are collectively referred to herein as the "Company" or "Pediatrix".

GENERAL

     Pediatrix is the nation's leading provider of physician management services to hospital-based neonatal intensive care units ("NICUs"). NICUs provide medical care to newborn infants with low birth weight and other medical complications, and are staffed with specialized pediatric physicians, known as neonatologists. Based upon its own market research, knowledge of the healthcare industry and experience in neonatology, the Company believes that it is the only provider of NICU physician management services that markets its services on a national basis. The Company also provides physician management services to (i) hospital-based pediatric intensive care units ("PICUs"), units which provide medical care to critically ill children and are staffed with specially-trained pediatricians, and (ii) pediatrics departments in hospitals. As of December 31, 1996, the Company provided services to 68 NICUs, 8 PICUs and 3 pediatrics departments in 17 states and Puerto Rico and employed or contracted with approximately 195 physicians.

     The Company staffs and manages NICUs and PICUs in hospitals, providing the physicians, professional management and administrative support, including physician billing and reimbursement expertise and services. The Company's policy is to provide 24-hour coverage at its NICUs and PICUs with on-site or on-call physicians. As a result of this policy, physicians are available to provide continuous pediatric support to other areas of the hospital on an as-needed basis, particularly in the obstetrics, nursery and pediatrics departments, where immediate accessibility to specialized care is critical.

     Pediatrix established its leading position in physician management services to NICUs by developing a comprehensive care model and management and systems infrastructure that address the needs of patients, hospitals, payor groups and physicians. Pediatrix addresses the needs of (i) patients by providing continuous, comprehensive, professional quality care, (ii) hospitals by recruiting, credentialing, and retaining neonatologists and hiring related staff to operate NICUs in a cost-effective manner thereby relieving hospitals of the financial and administrative burdens of operating the NICUs, (iii) payor groups by providing cost-effective care to patients and (iv) physicians by providing administrative support, including physician billing and reimbursement expertise and services, to enable them to focus on providing care to patients, and by offering an opportunity for career advancement within Pediatrix.

RECENT DEVELOPMENTS

     During 1996, the Company completed ten acquisitions, which added 33 NICUs, 4 PICUs and 2 pediatrics departments. Additionally, 3 NICUs were added through the Company's internal marketing activities. In the aggregate, the number of NICU patient days attributable to these units was approximately 78,000 during 1996. The Company has developed regional networks in Denver, Phoenix and Southern California and intends to develop additional regional and state-wide networks. The Company believes these networks, augmented by ongoing marketing and acquisition efforts, will strengthen its position with third party payors, such as Medicaid and managed care organizations.

     In August 1996 the Company completed a secondary offering of 1,755,000 shares of Common Stock resulting in net cash proceeds to the Company of approximately $59.1 million.

     During the period of January 1 through March 20, 1997, the Company completed 3 acquisitions, adding a total of 6 NICUs. In addition, 3 NICUs were added through internal marketing efforts.

INDUSTRY OVERVIEW

     The evolving managed care environment has created substantial cost containment pressures for all constituents of the healthcare industry. The increasing use of fixed-payment systems that shift financial risk from payors to providers has forced hospitals, in particular, to be more cost-effective in all aspects of their operations. A trend among hospitals is to utilize third party contract management companies to manage specialized functions in an effort to contain costs, improve utilization management, and reduce administrative burdens. Physician management organizations provide hospitals with professional management of staff, including recruiting, staffing and scheduling of physicians.

     Physicians are responding to cost containment pressures by joining group practices through which they have greater leverage to negotiate and contract with hospitals and managed care payors. Physician management organizations provide a physician group practice an alternative to self management that enables physicians to maintain their clinical autonomy while creating greater negotiating power with payors and hospitals, and providing administrative support to deal with the increasing complexity of billing and reimbursement. Physician group practices are becoming larger and more prevalent. The Company believes that as cost pressures continue to influence the medical industry, the trend of physicians joining group practices will continue. Although the Company continues to market its services to hospitals to obtain new contracts, the Company has shifted its strategy to growth through acquisitions as physicians become more receptive to being acquired.

     The Company believes that hospitals will continue to outsource certain units, such as NICUs and PICUs, on a contract management basis. NICUs and PICUs present significant operational challenges for hospitals, including complex billing procedures, highly variable admissions rates, and difficulties in recruiting and retaining qualified physicians. These operational challenges generally make it difficult for hospitals to operate these units profitably. Traditionally, hospitals have staffed their NICUs internally, through affiliations with small, local physician groups or with independent practitioners. These small practices typically lack the necessary expertise and support services in billing and reimbursement, recruiting and effective medical management to operate NICUs on a cost-effective basis. Hospitals are increasingly seeking to contract with physician management services organizations that have the capital resources, information and reimbursement systems and practice management expertise that NICUs require to accept and manage risk in the evolving managed care environment.

     Of the approximately four million babies born in the United States annually, approximately 10% to 15% require neonatal treatment. Demand for neonatal services is primarily due to premature births, and to infants having difficulty making the transition to extrauterine life. A majority of high-risk mothers whose births require neonatal treatment are not identified until the time of delivery, thus heightening the need for continuous coverage by neonatologists. Across the United States, NICUs are concentrated primarily among hospitals located in metropolitan areas with a higher volume of births. NICUs are important to hospitals since obstetrics generates one of the highest volumes of admissions and obstetricians generally prefer to perform deliveries at hospitals with NICUs. Hospitals must maintain cost-effective care and service in these units to enhance the hospital's desirability to the community, physicians and managed care payors.

STRATEGY

     The Company's objective is to enhance its position as the nation's leading provider of physician management services to NICUs by adding new units and increasing same unit growth. The key elements of the Company's strategy are as follows:

     Focus on Neonatology, Perinatology and Pediatrics. Since its founding in 1979, the Company has focused exclusively on neonatology and pediatrics. As a result of this focus the Company believes it has (i) developed significant expertise in the complexities of billing and reimbursement for neonatology physician services and (ii) a competitive advantage in recruiting and retaining neonatologists seeking to join a group practice. The Company believes its continued focus will allow it to enhance its position as the nation's leading provider of physician management services to NICUs. Pediatrix has begun to explore the integration of perinatology and, in the future, will investigate obstetrics and other areas of pediatrics beyond neonatology.

     Acquire Neonatal Physician Group Practices. The Company intends to further increase the number of units at which it provides physician management services by acquiring well-established neonatal physician group practices. The Company believes that it will continue to benefit from physicians joining larger practice groups in an effort to increase negotiating power with managed care organizations and eliminate administrative burdens, while maintaining clinical autonomy. The Company completed its first acquisition of a neonatology physician group practice in California in July 1995 and completed acquisitions of ten neonatology physician group practices during 1996. The Company is actively pursuing acquisitions of other neonatal physician group practices. No assurance can be given that future acquisition candidates will be identified or that any future acquisitions will be consummated. See "Recent Developments."

     Develop Regional Networks. The Company intends to develop regional and state-wide networks of NICUs in geographic areas with high concentrations of births. The Company operates regional networks in Denver, Phoenix and Southern California. The Company believes that the development of regional and state-wide networks will strengthen its position with third party payors, such as Medicaid and managed care organizations, since such networks will offer more choice to the patients of third party payors.

     Increase Same Unit Growth. The Company seeks to provide its services to hospitals where the Company can benefit from increased admissions and intends to increase revenues at existing units by providing support to areas of the hospital outside the NICU and PICU, particularly in the obstetrics, nursery and pediatrics departments, where immediate accessibility to specialized care is critical. These services generate incremental revenue to the Company, contribute to the Company's overall profitability, enhance the hospital's profitability, strengthen the Company's relationship with the hospital, and assist the hospital in attracting more admissions by enhancing the hospital's reputation in the community as a full-service critical care provider.

     Assist Hospitals to Control Costs. The Company intends to continue assisting hospitals to control costs. The Company's comprehensive care model, which promotes early intervention by neonatologists in emergency situations, as well as the retention of qualified neonatologists, improves the overall cost-effectiveness of care. The Company believes that its ability to assist hospitals to control costs will allow it to continue to be successful in adding new units at which the Company provides physician management services.

     Address Challenges of Managed Care Environment. The Company intends to continue to develop new methods of doing business with managed care and third party payors, which will allow it to develop relationships among payors, hospitals and the Company. The Company is also prepared to enter into flexible arrangements with third party payors, including capitation arrangements. As the nation's leading provider of physician management services to NICUs, the Company believes that it is well-positioned to address the needs of managed care organizations and other third party payors which seek to contract with cost-effective, quality providers of medical services.

PHYSICIAN MANAGEMENT SERVICES

     The Company provides physician management services to NICUs and PICUs, providing (i) a medical director to manage the unit, (ii) recruiting, staffing and scheduling of physicians and certain other medical staff, (iii) neonatology and pediatric support to other hospital departments, (iv) pediatric subspecialty services and (v) billing and reimbursement expertise and services. These physician management services include:

     Unit Management. The Company staffs each NICU and PICU it manages with a medical director who reports to the Chief Medical Officer ("CMO") of the Company. The CMO and all medical directors at these units are board certified or board eligible in neonatology, pediatrics, pediatric critical care or pediatric cardiology. In addition to providing medical care and physician management in the unit, the medical director is responsible for (i) the overall management of the unit, including quality of care, professional discipline, utilization review, physician recruitment, staffing and scheduling, (ii) serving as a liaison to the hospital administration, (iii) maintaining professional and public relations in the hospital and the community and (iv) monitoring the Company's financial success within the unit.

     Recruiting, Staffing and Scheduling. The Company is responsible for recruiting, staffing and scheduling the neonatologists, pediatricians and advanced registered nurse practitioners ("ARNPs") within the NICU and PICU of the hospital. The Company's recruiting department maintains an extensive database of neonatologists and pediatricians nationwide from which to draw for recruiting purposes. All candidates are pre-screened and their credentials, licensure and references are checked and verified by the Company. The CMO and the medical directors play a key role in the recruiting and interviewing process before candidates are introduced to hospital administrators. The NICUs and PICUs managed by the Company are staffed with at least one neonatologist or pediatrician on-site or available on-call. All of these physicians are board certified or board eligible in neonatology, pediatrics, pediatric critical care or pediatric cardiology. The Company also employs or contracts with ARNPs, who assist medical directors and other physicians in operating the NICUs and PICUs. All ARNPs have either a certificate as a neonatal nurse practitioner or pediatric nurse practitioner or a masters degree in nursing, and have previous neonatal or pediatric experience. With respect to the physicians that are employed by or under contract with the Company, the Company assumes responsibility for salaries, benefits, bonuses, group health insurance and physician malpractice insurance. See "-Contractual Relationships."

     Support to Other Hospital Departments. As part of the Company's comprehensive care model, physicians provide pediatric support services to other areas of hospitals, particularly in the obstetrics, nursery and pediatrics departments, where immediate accessibility to specialized care is critical. The Company believes this support (i) improves its relations with hospital staff and referring physicians, (ii) enhances the hospital's reputation in the community as a full-service critical care provider, (iii) increases admissions from referring obstetricians and pediatricians, (iv) integrates the physicians into a hospital's medical community, (v) generates incremental revenue which contributes to the Company's overall profitability and (vi) increases the likelihood of renewing and adding new hospital contracts.

     Pediatric Subspecialties. The Company has developed a pediatric subspecialty program to complement and enhance its comprehensive care model. The program consists of several pediatric cardiologists and nephrologists (kidney specialists). These physicians provide out-patient services in offices outside contracting hospitals and assist attending physicians at certain hospitals. The Company is exploring the possibility of expanding the existing program in pediatric cardiology in line with the Company's other strategic objectives in neonatology and pediatric intensive care. Expansion of the program will depend in part on the demand for such critical care services at hospitals and by payor groups.

     Billing and Reimbursement. The Company assumes responsibility for all aspects of the billing, reimbursement and collection process relating to physician services. Patients and/or third party payors receive a bill from the Company for physician services, and the hospital bills and collects separately for all other services. To address the increasingly complex and time-consuming process for obtaining reimbursement for medical services, the Company has invested in both the technical and human resources necessary to create an efficient billing and reimbursement process, including specific claim forms and software systems. The Company begins this process by providing training to physicians that emphasizes a detailed review of and proper coding protocol for all procedures performed and services provided to achieve appropriate collection of revenues for physician services. Historically, the Company's billing and collection operations were conducted from its corporate headquarters in Fort Lauderdale, Florida. In June 1996, the Company opened a business office in Orange, California to support its operations in California.

MARKETING

     Historically, most of the Company's growth was generated internally through marketing efforts and referrals. Beginning in the latter part of 1995, the Company significantly increased its acquisition activities to capitalize on the opportunities created by the trend toward consolidation in the healthcare industry. The Company's marketing program to neonatal physician groups consists of (i) market research to identify established physician groups, (ii) telemarketing to identify and contact acquisition candidates, as well as hospitals with high demand for NICU services, and (iii) other sales and business development personnel that conduct on-site visits along with senior management. The Company also advertises its services in hospital and healthcare trade journals, participates at hospital and physician trade conferences, and markets its services directly to hospital administrators and medical staff. In addition, the Company intends to focus on developing additional regional networks and state-wide networks to strengthen its position with third party payors, such as Medicaid and managed care organizations.

MANAGEMENT INFORMATION SYSTEMS

     The Company maintains several systems to support day-to-day operations, business development and ongoing clinical and business analysis, including (i) a Company-wide electronic mail system to assist intracompany communications and conferencing, including interaction among physicians regarding clinical matters on a real-time basis, (ii) electronic interchange with payors utilizing electronic benefits verification and claims submission, (iii) a database used by the business development and marketing departments in recruiting individual physicians and identifying potential neonatal and perinatal physician group acquisition candidates, which is updated through telemarketing activities, personal contacts, professional journals and mail solicitation, (iv) electronic imaging to streamline accessibility to operational documents, and (v) a clinical tracking system used by the physicians to assist in the creation of their respective paperwork and establish the basis for the consolidated clinical information database used to support the Company's education, research and quality assurance programs. Ongoing development will provide even greater streamlining of information from the clinical systems through the reimbursement process allowing the overall process to be expedited further.

     The Company's management information system is an integral component of the billing and reimbursement process. The Company's system enables it to track numerous and diverse third party payor relationships and payment methods and provides for electronic interchange in support of insurance benefits verification and claims processing to payors accepting electronic submission. The Company's system was designed to meet its requirements by providing maximum flexibility as payor groups upgrade their payment and reimbursement systems.

CONTRACTUAL RELATIONSHIPS

     Hospital Relationships. Many of the Company's contracts with hospitals grant the Company the exclusive right and responsibility to manage the provision of physician management services to the NICUs and PICUs. The contracts typically have terms of three to five years and renew automatically for additional terms of one to five years unless otherwise terminated by either party. The contracts typically provide that the hospital may terminate the agreement prior to the expiration of the initial term upon 30 days written notice in the event any physician (i) loses medical staff membership privileges, (ii) is convicted of a felony, (iii) is unable to perform duties due to disability or (iv) commits a grossly negligent act that jeopardizes the health or safety of a patient.

     The Company bills for the physicians' services on a fee-for-service basis separately from other charges billed by the hospital. Certain contracting hospitals that do not generate sufficient patient volume agree to pay the Company administrative fees to assure a minimum revenue level. Administrative fees include guaranteed payments to the Company, as well as fees paid to the Company by certain hospitals for administrative services performed by the Company's medical directors at such hospitals. Administrative fees accounted for 13%, 12% and 8% of the Company's net patient service revenue during 1994, 1995 and 1996, respectively. The hospital contracts typically require that the Company and the physicians performing services maintain professional liability insurance and general liability insurance in minimum amounts of $1.0 million per claim per physician and $3.0 million in the aggregate per year per physician. The Company contracts for and pays the premiums for such insurance on behalf of the physicians. See "-- Professional Liability and Insurance."

     Payor Relationships. While virtually all of the Company's contracts with third party payors are discounted fee for service contracts, as of December 31, 1996, the Company had five contracts that provide for capitated payments, including three contracts in California with an independent practice association ("IPA"), one contract in Arizona with an HMO and one contract in Texas with an IPA. The Company is prepared to enter into capitation arrangements with other third party payors. In the event the Company enters into relationships with third party payors with respect to regional and state-wide networks, such relationships may be on a capitated basis.

     PA Contractor Relationships. PMG has entered into management agreements ("PA Management Agreements") with PA Contractors in all states in which it operates, other than Florida. There is at least one PA Contractor in each state in which the Company operates. Each PA Contractor is owned by a physician licensed in the jurisdiction in which the PA Contractor operates, who is also an officer of the PA Contractor. Under the PA Management Agreements, the PA Contractors delegate to PMG the administrative, management and support functions (but not any functions constituting the practice of medicine) that the PA Contractors have agreed to provide to the hospital. In consideration of such services, each PA Contractor pays PMG a percentage of the PA Contractor's gross revenue (but in no event greater than the net profits of such PA Contractor), or a flat fee. PMG has the discretion to determine whether the fee shall be paid on a monthly, quarterly or annual basis. The management fee may be adjusted from time to time to reflect industry standards and the range of services provided by the PA Contractor. The agreements provide that the term of the arrangements are permanent, subject only to termination by PMG, and that the PA Contractor shall not terminate the agreement without PMG's prior written consent. Also, the agreements provide that PMG or its assigns has the right, but not the obligation, to purchase the stock of the PA Contractor. See Note 2 to the Consolidated Financial Statements.

     Physician Relationships. The Company contracts with the PA Contractors to provide the medical services required to fulfill its obligations to hospitals. The physician employment agreements typically have terms of three to five years and can be terminated by either party at any time upon 90 days prior written notice. The physicians generally receive a base salary plus a productivity bonus. The physician is required to hold a valid license to practice medicine in the appropriate jurisdiction in which the physician practices and to become a member of the medical staff, with appropriate privileges at the hospital. The Company is responsible for billing patients and third party payors for services rendered by the physician, and the Company has the exclusive right to establish the schedule of fees to be charged for such services. Substantially all of the physicians employed by PMG or the PA Contractors have agreed not to compete with PMG or the PA Contractor within a five-mile radius of any hospital for which the physician is rendering medical services for a period of one to two years after termination of employment. The Company contracts for and pays the premiums for malpractice insurance on behalf of the physicians. See "-- Professional Liability and Insurance."

     Acquisitions. The Company structures acquisitions of physician practice groups as asset purchases, stock purchases and stock mergers. Generally, these structures provide for: (i) the assignment to the Company of the contracts between the physician practice group and the hospital at which the physician practice group provides medical services; (ii) physician "tail insurance" coverage under which the Company is an insured party to cover malpractice liabilities that may arise after the date of the acquisition which relate to events prior to the acquisition; and (iii) indemnification to the Company by the previous owners of the acquired entity. Generally, in acquisitions structured as asset purchases, the Company does not acquire the physician practice group's receivables or liabilities, including malpractice claims, arising from the physician practice group's activities prior to the date of the acquisition. Generally, in acquisitions structured as stock purchases or stock mergers, the physician practice group's receivables (net of any liabilities accruing prior to the acquisition and permitted indemnification claims) are distributed as compensation to and collected by the former owners of the physician practice group.

GOVERNMENT REGULATION

     The Company's operations and relationships are subject to a variety of governmental and regulatory requirements relating to the conduct of its business. The Company is also subject to laws and regulations which relate to business corporations in general. The Company believes that it exercises care in an effort to structure its practices and arrangements with hospitals and physicians to comply with relevant federal and state law and believes that such arrangements and practices comply in all material respects with all applicable statutes and regulations.

     Approximately 31% and 29% of the Company's net patient service revenue in 1995 and 1996, respectively, was derived from payments made by government-sponsored healthcare programs (principally Medicaid). These programs are subject to substantial regulation by the federal and state governments. Any change in reimbursement regulations, policies, practices, interpretations or statutes that places material limitations on reimbursement amounts or practices could adversely affect the operations of the Company. Medicaid and other government reimbursement programs are increasingly shifting to managed care, which could result in reduced payments to the Company for Medicaid patients. In addition, funds received under these programs are subject to audit with respect to the proper billing for physician services and, accordingly, retroactive adjustments of revenue from these programs may occur.

     The Company is also subject to (i) certain provisions of the Social Security Act, commonly referred to as the "Anti-kickback Statute," which prohibits entities, such as the Company, from offering, paying, soliciting, or receiving any form of remuneration in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the recommendation, arrangement, purchase, lease, or order of items or services that are covered by Medicare or state health programs, (ii) prohibitions against physician referrals, commonly known as "Stark II," which prohibit, subject to certain exemptions, a physician or a member of his immediate family from referring Medicare or Medicaid patients to an entity providing "designated health services" (which include hospital inpatient and outpatient services) in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement including the physician's own group practice, and (iii) state and federal civil and criminal statutes imposing substantial penalties, including civil and criminal fines and imprisonment, on healthcare providers which fraudulently or wrongfully bill governmental or other third party payors for healthcare services. Although the Company believes that it is not in violation of these provisions, there can be no assurance that the Company's current or future practices will not be found to be in violation of these provisions, and any such finding could have a material adverse effect on the Company.

     In addition, business corporations such as PMG are generally not permitted under state law to practice medicine, exercise control over the medical judgments or decisions of physicians, or engage in certain practices such as fee-splitting with physicians. In states where PMG is not permitted to practice medicine, the Company performs only nonmedical administrative services, does not represent to the public or its clients that it offers medical services and does not exercise influence or control over the practice of medicine by the PA Contractors or the physicians employed by the PA Contractors. Accordingly, the Company believes it is not in violation of applicable state laws relating to the practice of medicine. In most states, PMG contracts with the PA Contractors (which are owned by a licensed physician employed by the respective PA Contractor), which in turn employ or contract with physicians to provide necessary physician services. There can be no assurance that regulatory authorities or other parties will not assert that PMG is engaged in the corporate practice of medicine or that the percentage fee arrangements between PMG and the PA Contractors constitute fee splitting or the corporate practice of medicine. If such a claim were successfully asserted in any jurisdiction, PMG could be subject to civil and criminal penalties under such jurisdiction's laws and could be required to restructure its contractual arrangements, which could have a material adverse effect on the Company's financial condition and results of operations.

     In addition to current regulation, the public and state and federal governments have recently focused significant attention on reforming the healthcare system in the United States. Although the Company cannot predict whether these or other reductions in the Medicare or Medicaid programs will be adopted, the adoption of such proposals could have a material adverse effect on the Company's business. Concern about such proposals has been reflected in volatility of the stock prices of companies in healthcare and related industries.

PROFESSIONAL LIABILITY AND INSURANCE

     The Company's business entails an inherent risk of claims of physician professional liability. The Company maintains professional liability insurance and general liability insurance on a claims-made basis in the amounts of $1.0 million per incident per physician and ARNP ($2.0 million for certain physicians in California), and $3.0 million in the aggregate per annum for each physician and ARNP ($4.0 million for certain physicians in California); $2.0 million per incident and $4.0 million in the aggregate per annum for the Company; and $12.0 million in the aggregate per year for the Company and all physicians employed by or under contract with the Company. The Company believes that these amounts, which represent the required amounts of insurance coverage in the states in which the Company does business, are appropriate based upon claims experience and the nature and risks of its business. The Company's credit facility includes a $2.0 million amount reserved to cover deductibles under the Company's insurance policies. There can be no assurance that a pending or future claim or claims will not be successful or if successful will not exceed the limits of available insurance coverage or that such coverage will continue to be available at acceptable costs and on favorable terms. See "Legal Proceedings."

     The physicians that are employed by or under contract with the Company are required to obtain professional liability insurance coverage, and the Company contracts for and pays the premiums with respect to such insurance for the physicians. This insurance would provide coverage to the Company, subject to policy limits, in the event the Company were held liable as a co-defendant in a lawsuit against a physician or a hospital arising out of the provision of medical services by the physician. The current policy expires April 30, 1997, and the Company expects to be able to renew such policy upon expiration.

COMPETITION

     The healthcare industry is highly competitive and has been subject to continual changes in the method in which healthcare services are provided and the manner in which healthcare providers are selected and compensated. The Company believes that private and public reforms in the healthcare industry emphasizing cost containment and accountability will result in an increasing shift of NICU and related pediatric care from highly fragmented, individual or small practice neonatology providers to physician management companies. Companies in other healthcare industry segments, such as managers of other hospital-based specialties or large physician group practices, some of which have financial and other resources greater than those of the Company, may become competitors in providing management of neonatal and pediatric intensive care services to hospitals.

     The Company provides neonatal and pediatric management services in Arizona, California, Colorado, Florida, Illinois, Kansas, Michigan, Nevada, New Jersey, New Mexico, New York, Ohio, Pennsylvania, Puerto Rico, South Carolina, Texas, Utah, Virginia, Washington and West Virginia. Competition in the Company's current markets and other geographic markets where the Company may expand is generally based upon the Company's reputation and experience, and the physician's ability to provide cost-effective, quality care.

SERVICE MARKS

     The Company has registered the service mark "Pediatrix Medical Group" and its design with the United States Patent and Trademark Office, and has applied for registration of a baby design logo.

EMPLOYEES AND PROFESSIONALS UNDER CONTRACT

     In addition to the 195 physicians employed or under contract with the Company as of December 31, 1996, Pediatrix employed or contracted with 41 other clinical professionals and 239 other full-time and part-time employees. None of the Company's employees are subject to a collective bargaining agreement.

ITEM 2. PROPERTIES

        The Company owns its executive offices located in Ft. Lauderdale, Florida (approximately 30,000 square feet) including a new building that was completed in the third quarter of 1996 at a cost of approximately $2.3 million. The Company also leases space in other facilities in various states for its California business office, pediatric cardiology offices, storage space, and temporary housing of medical staff, with aggregate annual rents of approximately $340,000. To facilitate its acquisition and business integration programs, in September 1996 the Company entered into a contract to lease an aircraft. See
Note 10 to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

        During the ordinary course of business, the Company has become a party to pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice and are generally covered by insurance. The Company intends to vigorously defend these suits. The Company believes, based upon the investigations conducted by the Company to date, that the outcome of such legal actions and proceedings, individually or in the aggregate, will not have a material adverse effect on the Company's financial condition, results of operations or liquidity, notwithstanding any possible insurance recovery. If liability results from the medical malpractice claims, there can be no assurance that the Company's medical malpractice insurance coverage will be adequate to cover liabilities arising out of such proceedings.

        The Company is currently under examination by the Internal Revenue Service (the "IRS") for the tax years ended December 31, 1992, 1993, and 1994. The IRS has challenged certain deductions that, if ultimately disallowed, would result in additional taxes of approximately $4.5 million, plus interest. The Company has reviewed the IRS matters under consideration and believes that the tax returns are substantially correct as filed. The Company intends to vigorously contest the proposed adjustments and believes it has adequately provided for any liability that may result from this examination. The Company and its tax advisors believe that the ultimate resolution of the examination will not have a material effect on the Company's consolidated financial position or results of operations and cash flows.

        The Company was recently notified by an hospital customer of a dispute regarding the interpretation of the customer's contract with the Company. The customer believes that the Company should refund approximately $7.5 million of payments made to the Company over the last five years. The Company disagrees with the customer's interpretation of the contract and believes that the matter will be resolved amicably. In the unlikely event that the Company cannot resolve this matter amicably, the Company intends to vigorously litigate the matter and assert all its legal defenses. The Company believes that resolution of the matter will have no material effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders during the fiscal quarter ended December 31, 1996.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

        The Company's Common Stock commenced trading on the Nasdaq National Market (the "Nasdaq") under the symbol "PEDX" on September 20, 1995. The Company's stock began trading on the New York Stock Exchange (the "NYSE") under the symbol "PDX" on September 11, 1996 and ceased trading on the Nasdaq on September 10, 1996. The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported on the Nasdaq and the NYSE.

                                       High                          Low
                                       ----                          ---
           1995
           ----
         Third Quarter                 22 1/4                        18 7/8
         Fourth Quarter                28 1/2                        18 1/2

            1996
            ----
         First Quarter                 40 3/4                        22 1/2
         Second Quarter                64 3/4                        35 1/4
         Third Quarter                 53                            31 1/4
         Fourth Quarter                50 3/8                        32

        As of February 28, 1997, there were approximately 104 holders of record of the 14,911,482 outstanding shares of Common Stock. The closing sales price for the Common Stock on February 28, 1997 was $37.50.

        The Company did not declare or pay in 1994, 1995 or 1996, nor does it currently intend to declare or pay in the future, any dividends on its Common Stock, but intends to retain all earnings for the operation and expansion of its business. The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, results of operations, capital requirements, the general financial condition of the Company, general business conditions and contractual restrictions on payment of dividends, if any, as well as such other factors as the Board of Directors may deem relevant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA (in thousands, except per share and other operating data)

        The selected consolidated financial data set forth below as of and for each of the five years in the period ended December 31, 1996, have been derived from the Consolidated Financial Statements, which statements have been audited by Coopers & Lybrand L.L.P., independent accountants. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and the notes thereto included elsewhere herein.


                                           --------------------------------------------------------------------------
                                                                     YEARS ENDED DECEMBER 31,
                                           --------------------------------------------------------------------------
                                               1992            1993           1994           1995           1996
                                           -------------  -------------  -------------  --------------  -------------
CONSOLIDATED INCOME STATEMENT DATA:

Net patient service revenue............      $15,438         $23,570        $32,779       $43,860         $80,833
Operating expenses:
  Salaries and benefits................        9,585          14,852         20,723        29,545          52,732
  Supplies and other operating
    expenses...........................        1,743           2,230          2,774         3,451           6,262
  Depreciation and amortization........           60              95            244           363           1,770
  Nonrecurring expense(1)..............       15,400              --             --            --              --
                                           -------------  -------------  -------------  -------------   --------------
        Total operating expenses.......       26,788          17,177         23,741        33,359          60,764
                                           -------------  -------------  -------------  -------------   --------------
Income (loss) from operations..........      (11,350)          6,393          9,038        10,501          20,069
Investment income......................          160              45            208           804           2,096
Interest expense.......................          (49)           (105)           (90)         (117)           (192)
Other income (expense), net............           45             (17)            --            --              --
                                           -------------  -------------  -------------  -------------   --------------
Income (loss) before income taxes......      (11,194)          6,316          9,156        11,188          21,973
Income tax provision (benefit).........       (3,536)          2,166          3,749         4,475           8,853
                                           -------------  -------------  -------------  -------------   --------------
Net income (loss)(2)...................      $(7,658)         $4,150         $5,407        $6,713         $13,120
                                           =============  =============  =============  =============   ==============
PER SHARE DATA (1994 AND 1995 PRO
    FORMA UNAUDITED):

Net income per common share(3)
    Primary............................                                  $ 0.60            $ 0.65         $  0.90
    Fully diluted......................                                 ==============    ============     ============
Weighted average shares                                                  $ 0.47            $ 0.55         $  0.90
    outstanding (3)                                                     ==============    ============     ============
    Primary............................                                   6,853             8,773          14,535
    Fully diluted......................                                 ==============    ============     ============
                                                                         11,430            12,216          14,555
                                                                        ==============    ============     ============


                                           --------------------------------------------------------------------------
                                                                      YEARS ENDED DECEMBER 31,
                                           --------------------------------------------------------------------------
                                               1992           1993           1994           1995             1996
                                           -------------  -------------  -------------  --------------  -------------

OTHER OPERATING DATA:
Number of units at end of period:
  NICU.................................         13              18              22             37              68
  PICU.................................          2               3               5              4               8
  Other pediatric services.............         --               1               1              2               3
Number of physicians at end of period..         42              52              75            114             195
Number of births(4)....................     23,289          32,532          39,541         59,186         132,796
NICU admissions........................      3,600           4,777           5,823          7,611          14,250
NICU patient days......................        N/A          59,024          64,615         87,672         185,702

 CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents............     $2,329          $2,469          $7,384        $18,499         $18,435
  Working capital......................      6,651           8,052          13,772         53,448          81,187
  Total assets.........................     11,721          14,239          20,295         69,881         159,026
  Total liabilities....................      3,388           3,762           4,203          7,071          22,705
  Long-term debt, including current
    maturities.........................      1,604             965             879            815           2,950
  Convertible Preferred Stock(5).......     13,212          14,401          15,697             --              --
  Stockholders' equity (deficit)(6)....     (4,879)         (3,924)            395          62,810        136,321

--------------------

(1) Reflects nonrecurring payments to certain of the Company's physicians (i) as bonuses for prior services in the aggregate amount of $9.5 million, and
     (ii) for covenants not to compete in the aggregate amount of $5.9 million. The source of funds for approximately $13 million of such payments was the sale of redeemable cumulative convertible preferred stock (the "Convertible Preferred Stock"). See footnote 5 below.

(2) The net income (loss) amounts do not include accrued and unpaid dividends with respect to the Convertible Preferred Stock. See footnote 5 below.

(3) See Note 2 of Notes to Consolidated Financial Statements for an explanation of the basis used to calculate proforma net income per common share and weighted average shares outstanding.

(4) Represents number of births at the hospitals with which the Company had contracts during the periods indicated.

(5) Immediately prior to the consummation of the Company's IPO in September 1995, the Convertible Preferred Stock was converted into 4,571,063 shares of Common Stock and unpaid dividends of approximately $3.7 million were forgiven pursuant to the terms of the Series A Preferred Stock Purchase Agreement, dated as of October 26, 1992. Upon conversion, such amounts were credited to the common stock and additional paid-in capital accounts.

(6) The deficit in total stockholders' equity is due to the net loss in 1992 as well as the accrual of unpaid cumulative dividends on the Convertible Preferred Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      Pediatrix is the nation's leading provider of physician management services to hospital-based NICUs. The Company also provides physician management services to hospital-based PICUs and pediatrics departments in hospitals. Pediatrix was incorporated in 1980 by its co-founders, Drs. Roger Medel and Gregory Melnick. Since obtaining its first hospital contract in 1980, the Company has grown by increasing revenues at existing units ("same unit growth") and by adding new units.

      In July 1995, the Company completed its first acquisition of a neonatal physician group practice. Since its initial public offering in September 1995, the Company has enhanced its management infrastructure, thereby strengthening its ability to identify acquisition candidates, consummate transactions and integrate acquired physician group practices into the Company's operations. During 1996, the Company completed ten acquisitions, which added 33 NICUs, 4 PICUs and 2 pediatrics departments. Additionally, 3 NICUs were added through the Company's internal marketing activities. In the aggregate, the number of NICU patient days attributable to these units was approximately 78,000 during 1996. The Company has developed regional networks in Denver, Phoenix and Southern California and intends to develop additional regional and state-wide networks. The Company believes these networks, augmented by ongoing marketing and acquisition efforts, will strengthen its position with third party payors, such as Medicaid and managed care organizations.

     The Company bills payors for services provided by physicians based upon rates for the specific services provided. The rates are substantially the same for all patients in a particular geographic area regardless of the party responsible for paying the bill. The Company determines its net patient service revenue based upon the difference between the gross fees for services and the ultimate collections from payors which differ from the gross fees due to (i) Medicaid reimbursements at government established rates, (ii) managed care payments at contracted rates, (iii) various reimbursement plans and negotiated reimbursements from other third parties and (iv) discounted and uncollectible accounts of private pay patients.

     The Company seeks to increase revenue at existing units in hospitals by providing support to areas of the hospital outside the NICU and PICU, particularly in the obstetrics, nursery and pediatrics departments, where immediate accessibility to specialized care is critical. The following table indicates the point at which services originate, expressed as a percentage of net patient service revenue, exclusive of administrative fees, for the periods indicated.


                                                                            YEARS ENDED DECEMBER 31,
                                                               ----------------------------------------------------
                                                                   1994               1995              1996
                                                               -----------        -----------         --------
NICU.........................................................      73.4%              74.7%             81.4%
PICU and PEDS................................................       7.7                6.0               3.4
Other(1).....................................................      18.9               19.3              15.2
                                                                  ------             ------            ------
                                                                  100.0%             100.0%            100.0%
                                                                  ======             ======            ======

----------

(1) Represents principally the percentage of net patient service revenue generated by physicians providing support to areas of hospitals outside the NICU and PICU.

PAYOR MIX

     The Company's payor mix is comprised of government (principally Medicaid), managed care, other third parties and private pay patients. The Company benefits when more patients are covered by Medicaid, despite Medicaid's lower reimbursement rates as compared with other payors, because typically these patients would not otherwise be able to pay for services due to lack of insurance coverage. In addition, the Company benefits from the fact that most of the medical services provided at the NICU or PICU are classified as emergency services, a category typically classified as a covered service by managed care payors. A significant increase in the managed care or capitated components of the Company's payor mix, however, could result in reduced reimbursement rates and, in the absence of increased patient volume, could have a material adverse effect on the Company's financial condition and results of operations. The following is a summary of the Company's payor mix, expressed as a percentage of net patient service revenue, exclusive of administrative fees, for the periods indicated.


                                                                            YEARS ENDED DECEMBER 31,
                                                               ----------------------------------------------------
                                                                   1994               1995              1996
                                                               -----------        -----------       --------
Government...................................................       26%                31%               29%
Managed care.................................................       23                 24                35
Other third parties..........................................       44                 39                32
Private pay..................................................        7                  6                 4
                                                                   ---                ---               ---
                                                                   100%               100%              100%
                                                                   ===                ===               ===


RESULTS OF OPERATIONS

     The following discussion provides an analysis of the Company's results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K. The operating results for the periods presented were not significantly affected by inflation.

     The following table sets forth, for the periods indicated, certain information relating to the Company's operations expressed as a percentage of the Company's net patient service revenue (patient billings net of contractual adjustments and uncollectibles, and including administrative fees):

                                                      YEARS ENDED DECEMBER 31,
                                                 ---------------------------------
                                                    1994        1995         1996
                                                 ----------   ---------    -------
        Net patient service revenue.............    100.0%      100.0%       100.0%
        Operating expenses:
          Salaries and benefits.................     63.2        67.4         65.2
          Supplies and other operating expenses.      8.5         7.9          7.8
          Depreciation and amortization.........       .7          .8          2.2
                                                 --------    --------      -------
                  Total operating expenses......     72.4        76.1         75.2
                                                 --------   ---------      -------
          Income from operations................     27.6        23.9         24.8
        Other income, net.......................       .3         1.6          2.4
                                                 --------   ---------      -------
          Income before income taxes............     27.9        25.5         27.2
        Income tax provision....................     11.4        10.2         11.0
                                                 --------   ---------      -------
          Net income............................     16.5%       15.3%        16.2%
                                                =========   =========     ========


Year Ended December 31, 1996 as Compared to Year Ended December 31, 1995

     The Company reported net patient service revenue of $80.8 million for the year ended December 31, 1996, as compared with $43.9 million in 1995, a growth rate of 84.3%. Of this $36.9 million increase, $34.7 million, or 94.0%, was attributable to new units, including units at which the Company provides services as a result of acquisitions. Same unit patient service revenue increased $2.2 million, or 6.2%, for the year ended December 31, 1996, compared to the year ended December 31, 1995. Same units are those units at which the Company provided services for the entire period for which the percentage is calculated and the entire prior comparable period. The same unit growth resulted from volume increases as there were no general price increases during the periods.

     Salaries and benefits increased $23.2 million, or 78.5%, to $52.7 million for the year ended December 31, 1996, as compared with $29.5 million for the same period in 1995. Of this $23.2 million increase, $18.0 million, or 77.6%, was attributable to hiring new physicians, primarily to support new unit growth, and the remaining $5.2 million was primarily attributable to increased support staff and resources added in the areas of nursing, management and billing and reimbursement. Supplies and other operating expenses increased $2.8 million, or 81.5%, to $6.3 million for the year ended December 31, 1996, as compared with $3.5 million for the year ended December 31, 1995, primarily as a result of new units. Depreciation and amortization expense increased by $1.4 million, or 387.6%, to $1.8 million for the year ended December 31, 1996, as compared with

$363,000 for the year ended December 31, 1995, primarily as a result of amortization of goodwill in connection with acquisitions.

     Income from operations increased approximately $9.6 million, or 91.1%, to $20.1 million for the year ended December 31, 1996, as compared with $10.5 million for the year ended December 31, 1995, representing an increase in the operating margin from 23.9% to 24.8%. The increase in operating margin was primarily due to increased volume, principally from acquisitions, without comparable increases in corporate overhead.

     The Company earned net interest income of approximately $1.9 million for the year ended December 31, 1996, as compared with $687,000 for the year ended December 31, 1995. The increase in net interest income resulted primarily from additional funds available for investment due to proceeds from the initial and secondary public stock offerings, as well as cash flow from operations.

     The effective income tax rate was approximately 40.3% for the year ended December 31, 1996 compared with 40.0% for the year ended December 31, 1995.

     Net income increased 95.4% to $13.1 million for the year ended December 31, 1996, as compared with $6.7 million for the year ended December 31, 1995. Net income as a percentage of net patient service revenue increased to 16.2% for the year ended December 31, 1996, compared to 15.3% for the year ended December 31, 1995.

Year Ended December 31, 1995 as Compared to Year Ended December 31, 1994

     Net patient service revenue increased by $11.1 million, or 33.8%, to $43.9 million for the year ended December 31, 1995 compared to $32.8 million for the year ended December 31, 1994. Of this $11.1 million increase, $10.9 million, or 98.2%, was attributable to new contracts, including $2.7 million, or 24.3%, attributable to contracts acquired in connection with an acquisition in the third quarter of 1995. Same unit patient service revenue, exclusive of administrative fees, increased $689,000, or 2.6%. Same units are those units at which the Company provided services for the entire period for which the percentage is calculated and the entire prior comparable period. The same unit growth resulted from volume increases as there were no general price increases during the periods.

     Salaries and benefits increased by $8.8 million, or 42.6%, to $29.5 million for the year ended December 31, 1995, compared to $20.7 million for the year ended December 31, 1994. Of this $8.8 million increase, $6.5 million, or 73.9%, was attributable to hiring of new physicians, primarily to support new contract growth, and the remaining $2.3 million was primarily attributable to increased support staff and resources added in the areas of nursing, executive management and billing and reimbursement. Supplies and other operating expenses increased $700,000, or 24.4%, to $3.5 million for the year ended December 31, 1995, compared to $2.8 million for the year ended December 31, 1994, primarily as a result of increased contract activity. Depreciation and amortization expense increased by $119,000 or 48.8%, to $363,000 for the year ended December 31, 1995 compared to $244,000 in 1994, primarily as a result of additions of computer equipment and amortization of goodwill in connection with an acquisition.

     Income from operations increased $1.5 million, or 16.2%, to $10.5 million for the year ended December 31, 1995, compared to $9.0 million for the year ended December 31, 1994, representing a decrease in the operating income margin from 27.6% to 23.9%. The decrease in operating income margin was primarily due to increases in salaries and benefits to support new contract growth.

     The Company earned net interest income of $687,000 for the year ended December 31, 1995, compared to net interest income of $118,000 for the year ended December 31, 1994. This increase in net interest income primarily resulted from the investment of the net proceeds from the initial public stock offering.

     The effective income tax rate was approximately 40.0% for the year ended December 31, 1995 compared with 40.9% for the year ended December 31, 1994.

     Net income increased by $1.3 million, or 24.2%, to $6.7 million for the year ended December 31, 1995, compared to $5.4 million for the year ended December 31, 1994. Net income as a percentage of net patient service revenue decreased to 15.3% for the year ended December 31, 1995, compared to 16.5% for the year ended December 31, 1994.

QUARTERLY RESULTS

     The following table presents certain unaudited quarterly financial data for each of the quarters in the years ended December 31, 1995 and 1996. This information has been prepared on the same basis as the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K and include, in the opinion of the Company, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements and the notes thereto. The Company has historically experienced and expects to continue to experience quarterly fluctuations in net patient service revenue and net income. As a result, the operating results for any quarter are not necessarily indicative of results for any future period or for the full year.


                                                    1995 CALENDAR QUARTERS
                                            ----------------------------------------------
(in thousands, except per share                 FIRST       SECOND      THIRD       FOURTH
    data)                                   ---------    ---------   ---------   ---------

Net patient service revenue..........        $ 8,886     $ 9,131     $ 12,478     $ 13,365
Operating expenses:
Salaries and benefits................          6,270       6,322        8,212        8,741
Supplies and other operating
expenses.................                        607         831          967        1,046
Depreciation and amortization........             74          66           99          124
                                             -------     -------     --------     --------
   Total operating expenses..........          6,951       7,219        9,278        9,911
                                             -------     -------     --------     --------
Income from operations...............          1,935       1,912        3,200        3,454
Other income, net....................             79         116           85          407
                                             -------     -------     --------     --------
Income before income taxes..........           2,014       2,028        3,285        3,861
Income tax provision.................            805         812        1,314        1,544
                                             -------     -------     --------     --------
Net income...........................        $ 1,209     $ 1,216     $  1,971     $  2,317
                                             =======     =======     ========     ========
Per share data (1995 pro forma)
   net income per common and
   common equivalent share:
Primary..............................        $   .12      $  .12     $    .22     $    .17
                                             =======     =======     ========     ========
Fully diluted........................        $   .10      $  .11     $    .17     $    .17
                                             =======     =======     ========     ========


                                                    1996 CALENDAR QUARTERS
                                            ----------------------------------------------
(in thousands, except per share                 FIRST       SECOND      THIRD       FOURTH
    data)                                   ---------    ---------   ---------   ---------

Net patient service revenue..........        $16,127     $17,808     $22,404      $ 24,494
Operating expenses:
Salaries and benefits................         10,796      11,541      14,526        15,869
Supplies and other operating
expenses.................                      1,213       1,269       1,740         2,040
Depreciation and amortization........            233         335         543           659
                                             -------     -------     -------      --------
   Total operating expenses..........         12,242      13,145      16,809        18,568
                                            --------     -------     -------      --------
Income from operations...............          3,885       4,663       5,595         5,926
Other income, net....................            464         396         455           589
                                            --------     -------     -------      --------
Income before income taxes..........           4,349       5,059       6,050         6,515
Income tax provision.................          1,737       2,024       2,485         2,607
                                             -------     -------     -------      --------
Net income...........................        $ 2,612     $ 3,035     $ 3,565      $  3,908
                                             =======     =======     =======      ========
Per share data
   net income per common
   and common equivalent share:              $   .19     $   .22     $   .24      $    .25
Primary..............................        =======     =======     =======      ========
                                             $   .19     $   .22     $   .24      $    .25
Fully diluted........................        =======     =======     =======      ========



LIQUIDITY AND CAPITAL RESOURCES

     During 1996 the Company completed the acquisition of ten physician group practices, utilizing approximately $42.5 million in cash. These acquisitions were funded principally by the $39.7 million in net proceeds from the Company's initial public stock offering in September 1995.

     On August 2, 1996, the Company completed a secondary public stock offering whereby it issued 1,755,000 shares of common stock resulting in net cash proceeds to the Company of approximately $59.1 million. As of December 31, 1996, the Company had approximately $75.7 million of cash, cash equivalents and marketable securities on hand.

     As of December 31, 1996, the Company had working capital of approximately $81.2 million, an increase of $27.8 million from the working capital of $53.4 million available at December 31, 1995. The net increase is principally a result of net proceeds from the Company's secondary public stock offering and funds generated from operations, less expenditures related to the acquisition of physician group practices and additions to property and equipment.

     On June 27, 1996, the Company entered into a $30.0 million unsecured revolving credit facility (the "Credit Facility") with The First National Bank of Boston ("Bank of Boston") and SunTrust Bank, which includes a $2.0 million amount reserved to cover deductibles under the Company's professional liability insurance policies. The Company intends to use amounts available under the Credit Facility primarily for acquisitions. The Credit Facility matures on June 30, 1999. At the Company's option, the Credit Facility bears interest at either LIBOR plus .875% or the prime rate announced by Bank of Boston. There is no balance currently outstanding under the Credit Facility.

     The Company constructed a new building, which was completed in the third quarter of 1996 at a total cost of approximately $2.3 million that was funded with available cash. In September 1996, the Company received a $3.0 million mortgage loan from Bank of Boston. The mortgage is collateralized by the Company's two buildings.

     The Company's annual capital expenditures have typically been for computer hardware and software and for furniture, equipment and improvements at the corporate headquarters. During the year ended December 31, 1996, capital expenditures amounted to approximately $4.7 million, which included $3.2 million for construction, furniture and equipment and other costs related to the new building described above. In addition, the Company spent approximately $1.0 million on computer hardware and software. Capital expenditures during 1997 are not expected to exceed $2.0 million, principally for computer and related equipment.

     The Company anticipates that funds generated from operations together with cash and marketable securities on hand, and funds available under the Credit Facility will be sufficient to meet its working capital requirements and finance required capital expenditures and acquisitions for at least the next twelve months.

CHANGES TO ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," must be implemented by the Company in 1997. This statement is designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. The Company has not yet determined the impact, if any, the adoption of the provisions of SFAS No. 128 will have on the Company's financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Consolidated Financial Statements of the Company are included in this Annual Report on Form 10-K on the pages set forth below.

                                                                                    Page
                                                                                    ----

       Report of Independent Accountants............................................  19

       Consolidated Balance Sheets as of December 31, 1995 and 1996.................  20

       Consolidated Statements of Income for the Years Ended December 31,
              1994, 1995 and 1996...................................................  21

       Consolidated Statements of Stockholders' Equity for the Years Ended
              December 31, 1994, 1995 and 1996......................................  22

       Consolidated Statements of Cash Flows for the Years Ended December 31,
               1994, 1995 and 1996..................................................  23

       Notes to Consolidated Financial Statements...................................  24

REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors of
Pediatrix Medical Group, Inc.
Fort Lauderdale, Florida

We have audited the consolidated financial statements and the financial statement schedule of Pediatrix Medical Group, Inc. listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pediatrix Medical Group, Inc. as of December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included herein.




Fort Lauderdale, Florida
January 27, 1997, except as
to information presented in
Note 14 for which the date
is March 26, 1997

PEDIATRIX MEDICAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)


                                                                    December 31,
                                                                 -----------------
                                                                 1995         1996
                                                                 ----         ----
                ASSETS
Current assets:
   Cash and cash equivalents                                    $  18,499   $  18,435
   Investments in marketable securities                            27,718      57,218
   Accounts receivable, net                                        12,096      23,396
   Prepaid expenses                                                   628       1,283
   Other assets                                                       497         375
   Income taxes receivable                                            330         202
                                                                 ---------   ---------
      Total current assets                                         59,768     100,909

Property and equipment, net                                         4,549       8,676
Other assets, net                                                   5,564      49,441
                                                                ---------   ---------
       Total assets                                              $ 69,881    $159,026
                                                                =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:

   Accounts payable and accrued expenses                        $   4,347   $  13,423
   Current portion of note payable                                     64         200
   Deferred income taxes                                            1,909       6,099
                                                                ---------   ---------
      Total current liabilities                                     6,320      19,722

Note payable                                                          751       2,750
Deferred income taxes                                                --           233
                                                                ---------   ---------
      Total liabilities                                             7,071      22,705
                                                                ---------   ---------

Commitments and contingencies


Stockholders' equity:

  Preferred stock; $.01 par value, 1,000,000
   shares authorized, none issued and outstanding at
   December 31, 1995 and 1996                                        --          --
  Common stock; $.01 par value, 50,000,000 shares authorized at
   December 31, 1995 and 1996, 13,051,055 and 14,864,694
   shares issued and outstanding at December 31, 1995
   and 1996, respectively                                             131         149
  Additional paid-in capital                                       55,620     116,037
   Retained earnings                                                7,045      20,165
   Unrealized gain (loss) on investments                               14         (30)
                                                                ---------   ---------
       Total stockholders' equity                                  62,810     136,321
                                                                ---------   ---------
       Total liabilities and stockholders' equity                $ 69,881   $ 159,026
                                                                =========   =========



The accompanying notes are an integral part of these financial statements.

PEDIATRIX MEDICAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for per share data)



                                                           Years Ended December 31,
                                                         -----------------------------
                                                         1994       1995        1996
                                                         ----       ----        ----

Net patient service revenue                           $ 32,779    $ 43,860    $ 80,833

Operating expenses:
 Salaries and benefits                                  20,723      29,545      52,732
 Supplies and other operating expenses                   2,774       3,451       6,262
 Depreciation and amortization                             244         363       1,770
                                                      --------    --------    --------
    Total operating expenses                            23,741      33,359      60,764
                                                      --------    --------    --------
    Income from operations                               9,038      10,501      20,069

Investment income                                          208         804       2,096
Interest expense                                           (90)       (117)       (192)
                                                      --------    --------    --------
    Income before income taxes                           9,156      11,188      21,973

Income tax provision                                     3,749       4,475       8,853
                                                      --------    --------    --------
    Net income                                        $  5,407    $  6,713    $ 13,120
                                                      ========    ========    ========

Per share data (1994 and 1995 pro forma unaudited):
 Net income per common and
   common equivalent share:

    Primary                                           $    .60    $    .65    $    .90
                                                      ========    ========    ========
    Fully diluted                                     $    .47    $    .55    $    .90
                                                      ========    ========    ========

Weighed average shares used in
  computing net income per common and common equivalent share:


      Primary                                            6,853       8,773      14,535
                                                      ========    ========    ========
      Fully diluted                                     11,430      12,216      14,555
                                                      ========    ========    ========



The accompanying notes are an integral part of these financial statements.

PEDIATRIX MEDICAL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

                                                     Common Stock
                                                  --------------------
                                                                            Additional    Retained
                                                   Number of                 Paid-In      Earnings
                                                     Shares     Amount       Capital      (Deficit)
                                                   ---------    ------       -------      ---------

Balance at December 31, 1993                          6,224    $    63      $    --      $  (3,986)

Net income                                             --         --             --          5,407
Common stock issued                                     118          1            588         --
Common stock retired                                    (76)        (1)          (154)        (227)
Accrued and unpaid preferred stock dividends
  for the year ended December 31, 1994                 --         --             (434)        (862)
                                                    -------    -------      ---------    ---------
Balance at December 31, 1994                          6,266         63           --            332

Net income                                             --         --             --          6,713
Accrued and unpaid preferred stock dividends
    through conversion date, September 25, 1995        --         --           (1,040)        --
Conversion of preferred stock                         4,571         46         16,691         --
Common stock issued                                   2,240         22         39,848         --
Common stock retired                                    (26)      --             (131)        --
Tax benefit related to employee stock options          --         --              252         --
                                                    -------    -------      ---------    ---------

Balance at December 31, 1995                         13,051        131         55,620        7,045

Net income                                             --         --             --         13,120
Common stock issued                                   1,815         18         59,757         --
Common stock retired                                     (1)      --              (45)        --
Tax benefit related to employee stock options          --         --              705         --
                                                    -------    -------      ---------    ---------
Balance at December 31, 1996                         14,865    $   149      $ 116,037    $  20,165
                                                    =======    =======      =========    =========




The accompanying notes are an integral part of these financial statements.

PEDIATRIX MEDICAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                              Years Ended December 31,
                                                            ---------------------------
                                                            1994       1995        1996
                                                            ----       ----        ----
  Cash flows from operating activities:
   Net income                                            $  5,407    $  6,713    $ 13,120
   Adjustments to reconcile net income to net
     cash provided from operating activities:

      Depreciation and amortization                           244         363       1,770
      Deferred income taxes                                   517       1,456       4,423
      Other                                                  --            (2)       --

      Changes in assets and liabilities:
         Accounts receivable                               (1,290)     (3,131)    (11,300)
         Prepaid expenses and other assets                   (449)       (493)       (533)
         Income taxes receivable                              428         101         833
         Other assets                                          (7)         62           7
         Accounts payable and accrued expenses                521         871       6,470
                                                         --------    --------    --------
           Net cash provided from operating activities      5,371       5,940      14,790
                                                         --------    --------    --------

  Cash flows used in investing activities:

   Physician group acquisition payments                      --        (4,938)    (42,487)
   Purchase of investments                                   --       (34,382)    (57,394)
   Proceeds from sale of investments                         --         6,681      27,850
   Purchase of property and equipment                        (578)     (1,861)     (4,688)
                                                         --------    --------    --------
           Net cash used in investing activities             (578)    (34,500)    (76,719)
                                                         --------    --------    --------

  Cash flows from financing activities:

   Borrowings on notes payable                               --          --         3,000
   Payments on notes payable                                  (87)        (64)       (865)
   Proceeds from issuance of common stock                     590      39,871      59,775
   Payments made to retire common stock                      (381)       (132)        (45)
                                                         --------    --------    --------
           Net cash provided from financing activities        122      39,675      61,865
                                                         --------    --------    --------

  Net increase (decrease) in cash and cash equivalents      4,915      11,115         (64)
  Cash and cash equivalents at beginning of year            2,469       7,384      18,499
                                                         --------    --------    --------
  Cash and cash equivalents at end of year               $  7,384    $ 18,499    $ 18,435
                                                         ========    ========    ========

  Supplemental disclosure of cash flow information:

      Cash paid for:
         Interest                                        $    130    $    117    $    164
         Income taxes                                    $  2,354    $  2,943    $  2,950

      Non-cash investing and financing activities:
         Accrued and unpaid preferred stock dividends    $  1,296    $  1,040    $   --


The accompanying notes are an integral part of these financial statements.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL:

     The principal business activity of Pediatrix Medical Group, Inc. ("Pediatrix" or the "Company") is to provide physician management services to hospital-based neonatal and pediatric intensive care units in 17 states and Puerto Rico. Contractual arrangements with hospitals include a) fee-for-service contracts whereby hospitals agree, in exchange for the Company's services, to authorize the Company and its healthcare professionals to bill and collect the professional component of the charges for medical services rendered by the Company's healthcare professionals; and b) administrative fees whereby the Company is assured a minimum revenue level.

     In September 1995, the Company completed its initial public offering whereby it issued 2,200,000 shares of common stock, resulting in net cash proceeds to the Company of approximately $39.7 million. In addition, in connection with the initial public offering, the Company authorized 50,000,000 shares of common stock and 1,000,000 shares of preferred stock.

     In August 1996, the Company completed a secondary public offering whereby it issued 1,755,000 shares of common stock resulting in net cash proceeds to the Company of approximately $59.1 million.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Principles Of Presentation

     The financial statements (the "consolidated financial statements") include the accounts of Pediatrix consolidated with the accounts of the Pediatrix Medical Group of Florida, Inc., PMG Acquisition Corp. and Pediatrix Medical Group of Delaware, Inc. (the "Subsidiaries") and combined with the accounts of the professional associations (the "PA Contractors") with which the Company currently has specific management billing arrangements. All significant intercompany and interaffiliate accounts and transactions have been eliminated. The financial statements of the PA Contractors are consolidated with Pediatrix because Pediatrix, as opposed to affiliates of Pediatrix, has unilateral control over the assets and operations of the PA Contractors. Notwithstanding the lack of technical majority ownership, consolidation of the PA Contractors is necessary to present fairly the financial position and results of operations of Pediatrix because of the existence of a parent-subsidiary relationship by means other than record ownership of the PA Contractors' voting common stock. Control of the assets and operations of the PA Contractors by Pediatrix is permanent and other than temporary because the PA Contractors' agreements with Pediatrix provide that the term of the arrangements are permanent, subject only to termination by Pediatrix and that the PA Contractors shall not terminate the agreements without the prior written consent of Pediatrix. Also, the agreements provide that Pediatrix or its assigns has the right, but not the obligation, to purchase the stock of the PA Contractors.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued:

     Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Accounts Receivable And Revenues

     Accounts receivable are primarily amounts due under fee-for-service contracts from third party payors, such as insurance companies, self-insured employers and patients and government-sponsored health care programs geographically dispersed throughout the United States and its territories. These receivables are presented net of an estimated allowance for contractual adjustments and uncollectibles which is charged to operations based on the Company's evaluation of expected collections resulting from an analysis of current and past due accounts, past collection experience in relation to amounts billed and other relevant information. Contractual adjustments result from the difference between the physician rates for services performed and reimbursements by government-sponsored healthcare programs and insurance companies for such services. Bad debts are included in contractual allowances and uncollectibles because they are not considered material.

     Concentration of credit risk relating to accounts receivable is limited by number, diversity and geographic dispersion of the neonatology units managed by the Company, as well as by the large number of patients and payors, including the various governmental agencies in the states in which the Company provides services. Receivables from government agencies made up approximately 41% of accounts receivable at December 31, 1995 and 1996.

     Cash Equivalents

     Cash equivalents are defined as all highly liquid financial instruments with maturities of 90 days or less from the date of purchase. The Company maintains its cash and cash equivalents which consist principally of demand deposits, short-term government securities and amounts on deposit in money market accounts with principally three financial institutions.

     Investments

     The Company determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Investments are classified as available for sale and are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Fair value is determined by the most recently traded price of the security at the balance sheet date.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued:

     Investments, Continued

     The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest income and declines in value judged to be other than temporary are included in investment income. Realized gains and losses are included in earnings using the specific identification method for determining the cost of securities sold.

     Investments are stated at fair market value which approximates amortized cost and consist principally of tax exempt municipal obligations (fair value of $48.6 and $19.4 million at December 31, 1996 and 1995, respectively), U.S. government and government agency securities (fair value of $6.8 and $8.3 million at December 31, 1996 and 1995, respectively) and commercial paper (fair value of $1.5 million at December 31, 1996). The Company's investments in marketable securities represent cash available for current operations and are accordingly classified as current assets.

     Property And Equipment

     Property and equipment is recorded at cost. Depreciation of property and equipment is computed on the straight-line method over the estimated useful lives which range from five to forty years. Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in earnings.

     Other Assets

     Other assets consists principally of the excess of cost over the fair value of net assets acquired which is being amortized on a straight-line basis over twenty-five years.

     In 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires companies to review certain assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable, in which case the asset generally would be written down to fair value. The adoption of SFAS No. 121 did not affect the Company's financial position, results of operations or liquidity.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued:

     At each balance sheet date following the acquisition of a business, the Company reviews the carrying value of the goodwill to determine if facts and circumstances suggest that it may be impaired or that the amortization period may need to be changed. The Company considers external factors relating to each acquired business, including hospital and physician contract changes, local market developments, changes in third party payments, national health care trends, and other publicly available information. If these external factors indicate the goodwill will not be recoverable, as determined based upon undiscounted cash flows before interest charges of the business acquired over the remaining amortization period, the carrying value of the goodwill will be reduced. The Company does not believe there currently are any indicators that would require an adjustment to the carrying value of the goodwill or its estimated periods of recovery at December 31, 1996.

     Professional Liability Coverage

     The Company maintains professional liability coverage which indemnifies the Company and its healthcare professionals on a claims made basis with a portion of self insurance retention. The Company records an estimate of its liabilities for claims incurred but not reported based on an actuarial valuation. Such liabilities are not discounted.

     Income Taxes

     The Company utilizes the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     Stock Options

     SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. The Company has chosen the SFAS No. 123 alternative to disclose pro forma net income and earnings per share under the new method but not to apply the fair value accounting rules in the statement of income. No charge has been reflected in the consolidated statements of income as a result of the grant of stock options, as the market value of the Company's stock equals the exercise price on the date the options are granted. To the extent that the Company realizes an income tax benefit from the exercise or early disposition of certain stock options, this benefit results in a decrease in current income taxes payable and an increase in additional paid-in capital.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued:

     1996 Net Income Per Share

     Primary and fully diluted net income per share is calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the dilutive effect of outstanding options calculated using the treasury stock method.

     Pro Forma 1994 And 1995 Per Share Data (unaudited)

     As a result of the conversion of the preferred stock, which was determined not to be a common stock equivalent, into common stock in connection with the initial public offering, the Company has presented pro forma net income per common and common equivalent share for the years ended December 31, 1994 and 1995. The calculation of the pro forma shares is comparable to primary and fully dilutive common and common equivalent shares subsequent to the initial public offering. Pro forma net income per common and common equivalent share is computed based upon the weighted average number of shares of common stock and common stock equivalents, including the number of shares of common stock issuable upon conversion of preferred stock, outstanding during the period. Pursuant to the requirements of the Securities and Exchange Commission (SEC), common stock issued by the Company during the 12 months immediately preceding the initial filing of the registration statement with the SEC, plus common stock equivalents relating to the grant of common stock options during the same period, have been included in the calculation of pro forma weighted average number of common and common stock equivalents outstanding for the years ended December 31, 1994 and 1995, using the treasury stock method and the initial public offering price of $20 per share.

     Fair Value Of Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts receivable, investments in marketable securities, and accounts payable and accrued expenses approximate fair value due to the short maturities of these items.

     The carrying amount of the note payable approximates fair value because the interest rates on this instrument change with market interest rates.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


3.   ACCOUNTS RECEIVABLE AND NET PATIENT SERVICE REVENUE:

Accounts receivable consists of the following:

                                                       December 31,
                                                    -----------------
                                                    1995         1996
                                                    ----         ----
                                                      (in thousands)

Gross accounts receivable                         $ 25,184    $ 53,991
Less allowance for contractual adjustments
    and uncollectibles                             (13,088)    (30,595)
                                                  --------    --------
                                                  $ 12,096    $ 23,396
                                                  ========    ========

     Net patient service revenue consists of the following:

                                                             Years Ended December 31,
                                                         -----------------------------
                                                         1994        1995         1996
                                                         ----        ----         ----
                                                                  (in thousands)

     Gross patient service revenue                     $  59,405    $  79,360    $ 156,594
     Less contractual adjustments and
        uncollectibles                                   (30,885)     (40,843)     (82,759)
     Hospital contract administrative fees                 4,259        5,343        6,998
                                                       ---------    ---------    ---------
                                                       $  32,779    $  43,860    $  80,833
                                                       =========    =========    =========


4.   PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following:

                                        December 31,
                                      ---------------
                                      1995        1996
                                      ----        ----
                                       (in thousands)
Land and land improvements           $ 1,308    $ 1,374
Building                               1,644      4,000
Equipment and furniture                2,104      4,312
                                     -------    -------
                                       5,056      9,686
Less accumulated depreciation           (748)    (1,275)
Construction in progress                 241        265
                                     -------    -------
                                     $ 4,549    $ 8,676
                                     =======    =======


PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



5.   OTHER ASSETS:

     Other assets consists of the following:


                                                      December 31,
                                                   ----------------
                                                   1995        1996
                                                   ----        ----
                                                    (in thousands)

      Excess of cost over net assets acquired   $  3,870    $ 48,963
      Physician agreements                         1,692       1,692
      Other                                          106         572
                                                --------    --------
                                                   5,668      51,227
      Less accumulated amortization                 (104)     (1,786)
                                                --------    --------
                                                $  5,564    $ 49,441
                                                ========    ========



     During 1995, the Company completed the acquisition of one physician group practice in exchange for approximately $3.2 million in cash. In connection with the transaction, the Company recorded assets of $4.6 million, including $3.8 million of goodwill, and liabilities of $1.4 million.

     During 1996, the Company completed the acquisition of ten physician group practices. Total consideration and related costs for these acquisitions approximated $43.7 million. In connection with these transactions, the Company has recorded assets totalling $43.7 million, including $43.0 million of goodwill, and liabilities of $3.4 million.

     The prior shareholders of two physician group practices acquired are eligible to receive up to an aggregate of $2 million in April 1997 if certain targets are achieved at the hospitals served by the Company during the period from February 1, 1996 to January 31, 1997.

     The Company has accounted for the transactions using the purchase method of accounting and the excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over 25 years. The results of operations of the acquired companies have been included in the consolidated financial statements from the dates of acquisition.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


5.   OTHER ASSETS, Continued:

     The following unaudited pro forma information combines the consolidated results of operations of the Company and the companies acquired during 1995 and 1996 as if the acquisitions had occurred on January 1, 1995:

                                          Years Ended December 31,
                                          ------------------------
                                              1995        1996
                                              ----        ----
                                          (in thousands, except
                                              per share data)
      Net patient service revenue       $   75,974   $   93,936
      Net income                             6,785       13,693
      Net income per share:
        Primary                                .65          .94
        Fully diluted                          .56          .94


       The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

6.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

     Accounts payable and accrued expenses consists of the following:


                                                    December 31,
                                                 -----------------
                                                 1995         1996
                                                 ----         ----
                                                   (in thousands)
     Accounts payable                          $   786      $ 2,489
     Accrued salaries and bonuses                  779        3,508
     Accrued payroll taxes and benefits            726        2,009
     Accrued professional liability coverage     1,268        2,413
     Other accrued expenses                        788        3,004
                                               -------      -------
                                               $ 4,347      $13,423
                                               =======      =======


PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


7.   NOTE PAYABLE:

     Note payable consists of the following:

                                     December 31,
                                  ----------------
                                  1995        1996
                                  ----        ----
                                   (in thousands)

     Mortgage payable to bank   $   815    $ 2,950

     Less current portion           (64)      (200)
                                -------    -------
                                $   751    $ 2,750
                                =======    =======


     During 1996, the Company negotiated a new mortgage loan agreement increasing the principal balance to $3 million and adjusting the terms of the original mortgage. Prior to the new agreement, interest was payable at prime plus .5% with quarterly principal payments of $16,032 plus interest through maturity date of October 4, 1998 at which time the unpaid principal balance was due. The new loan agreement requires quarterly payments totalling $200,400 per year plus interest through the maturity date of the loan at which time the unpaid principal balance of $1,647,300 is due, bears interest at prime (8.25% at December 31, 1996), and is collateralized by the Company's two buildings. The loan matures on June 30, 2003.

     In June 1996, the Company entered into a $30 million unsecured revolving credit facility which includes a $2 million amount reserved to cover deductibles under the Company's professional liability insurance policies. The credit facility matures on June 30, 1999. At the Company's option, the credit facility bears interest at either LIBOR plus .875% or prime. The Company had no outstanding balance at December 31, 1995 or 1996.

     The Company is required to maintain certain financial covenants including a requirement that the Company maintain a minimum level of net worth, as defined under the terms of the mortgage and credit facility agreement.

8.   PREFERRED STOCK:

     In October 1992, the Company issued 4,571,063 shares of 9% voting, redeemable, cumulative convertible Preferred Stock for $13,000,103. In connection with the Company's 1995 initial public offering, the Preferred Stock was converted into common stock of the Company and the unpaid dividends of $3,736,589 were forgiven. As a result, the redemption value of the Preferred Stock was credited to common stock and additional paid-in capital accounts.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


9.   INCOME TAXES:

     The components of the income tax provision are as follows:

                                   December 31,
                        -------------------------------
                        1994         1995          1996
                        ----         ----          ----
                                 (in thousands)
     Federal:
        Current        $2,460      $2,573        $3,072
        Deferred          722       1,184         3,667
                       ------      ------        ------
                        3,182       3,757         6,739
                       ------      ------        ------

     State:
        Current           322         454         1,358
        Deferred          245         264           756
                       ------      ------        ------
                          567         718         2,114
                       ------      ------        ------
          Total        $3,749      $4,475        $8,853
                       ======      ======        ======



     The Company files its tax return on a consolidated basis with the Subsidiaries. The remaining PA Contractors file tax returns on an individual basis.

     The effective tax rate on income was 41%, 40% and 40% for the years ended December 31, 1994, 1995 and 1996, respectively. The differences between the effective rate and the U.S. federal income tax statutory rate are as follows:

                                                        December 31,
                                                 --------------------------
                                                 1994       1995       1996
                                                 ----       ----       ----
                                                        (in thousands)
     Tax at statutory rate                      $ 3,114    $ 3,804   $ 7,472
     State income tax, net of federal benefit       333        451     1,374
     Permanent differences                         --           16      (391)
     Change in valuation allowance                 (450)      --        --
     Other, net                                     752        204       398
                                                -------    -------   -------
     Income tax provision                       $ 3,749    $ 4,475   $ 8,853
                                                =======    =======   =======

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


9.   INCOME TAXES, Continued:

     The significant components of deferred income tax assets and liabilities are as follows:

                                                      December 31, 1995               December 31, 1996
                                               -----------------------------    ------------------------------
                                               Total   Current   Non Current    Total   Current    Non Current
                                               -----   -------   -----------    -----   -------    -----------
     Allowance for uncollectible accounts   $   389    $  --      $   389      $   150    $   150      $  --
     Net operating loss carryforward            552       --          552        1,112      1,112         --
                                            -------    -------    -------      -------    -------      -------
        Total deferred tax assets               941       --          941        1,262      1,262         --
                                            -------    -------    -------      -------    -------      -------
     Accrual to cash adjustment              (2,711)    (1,909)      (802)      (7,416)    (7,355)         (61)
     Other                                     (139)      --         (139)        (178)        (6)        (172)
                                            -------    -------    -------      -------    -------      -------
        Total deferred tax liabilities       (2,850)    (1,909)      (941)      (7,594)    (7,361)        (233)
                                            -------    -------    -------      -------    -------      -------
        Net deferred tax liability          $(1,909)   $(1,909)   $  --        $(6,332)   $(6,099)     $  (233)
                                            =======    =======    =======      =======    =======      =======


     The income tax benefit related to the exercise of stock options reduces taxes currently payable and is credited to additional paid-in capital. Such amounts totaled $252,180 and $704,630 for the years ended December 31, 1995 and 1996, respectively.

     The Company has net operating loss carryforwards for federal and state tax purposes of approximately $1,377,000 and $2,762,000 at December 31, 1995 and 1996, respectively, expiring at various times commencing in 1999.

     The Company is currently under examination by the Internal Revenue Service for the tax years ended December 31, 1992, 1993 and 1994. The IRS has challenged certain deductions that, if ultimately disallowed, would result in additional taxes of approximately $4.5 million, plus interest. The Company has reviewed the IRS matters under consideration and believes that the tax returns are substantially correct as filed. The Company intends to vigorously contest the proposed adjustments and believes it has adequately provided for any liability that may result from this examination. The Company and its tax advisors believe that the ultimate resolution of the examination will not have a material effect on the Company's consolidated financial position or results of operations and cash flows.

10.  COMMITMENTS AND CONTINGENCIES:

     During the ordinary course of business, the Company has become a party to pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice and are generally covered by insurance. These lawsuits are not expected to result in judgments which would exceed professional liability insurance coverage, and therefore, will not have a material impact on the Company's consolidated results of operations, financial position or liquidity, notwithstanding any possible insurance recovery. See also Note 14.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



10.  COMMITMENTS AND CONTINGENCIES, Continued:

     During 1996, the Company entered into an operating lease agreement expiring in 2006. Rent expense for the year ended December 31, 1996 is $410,293. At December 31, 1996, the future minimum lease payments are as follows:


                                          (in thousands)
                                          --------------
      1997                               $        1,209
      1998                                        1,171
      1999                                        1,132
      2000                                        1,094
      2001                                        1,055
      Thereafter                                  6,512
                                         ---------------
                                         $       12,173
                                         ===============

11.  RETIREMENT PLAN:

     The Company has a qualified contributory savings plan (the "Plan") as allowed under Section 401(k) of the Internal Revenue Code. The Plan permits participant contributions and allows elective company contributions based on each participant's contribution. Participants may defer up to 15% of their annual compensation by contributing amounts to the Plan. The Company approved contributions of $473,249, $559,125 and $1,107,092 to the Plan during the years ended December 31, 1994, 1995 and 1996, respectively.

12.  PRO FORMA HISTORICAL NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:

     Pro forma net income per common and common equivalent share on a historical basis for 1994 and 1995, both primary and fully diluted, are as follows:

                                                  Years Ended December 31,
                                           -------------------------------------
                                                 1994                1995
                                           ----------------    -----------------
                                           (in thousands, except per share data)
     Income applicable to common stock:
       Net income                              $  5,407            $  6,713
       Less: preferred stock dividends           (1,296)             (1,040)
                                               --------            --------

     Income applicable to common stock         $  4,111            $  5,673
                                               ========            ========
     Net income per share:
       Primary                                 $   0.60            $   0.65
                                               ========            ========
       Fully diluted                           $   0.47            $   0.55
                                               ========            ========

     Weighted average number of common and
      common equivalent shares outstanding:

       Primary                                    6,853               8,773
                                               ========            ========
       Fully diluted                             11,430              12,216
                                               ========            ========


PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


12.  PRO FORMA HISTORICAL NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE,
     Continued:


     Primary net income per common and common equivalent share is computed by dividing net income available to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period. The voting, redeemable, cumulative convertible preferred stock issued in 1992 was determined not to be a common stock equivalent. In computing primary net income per share, preferred stock dividends reduce income available to common shareholders. Fully diluted net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period and includes 4,571,063 shares of common stock assumed to be issued upon conversion of all shares of the preferred stock.

     Pursuant to the requirements of the SEC, common stock issued by the Company plus common stock equivalents relating to the grant of common stock options, during the twelve months immediately preceding the initial filing of the registration statement with the SEC, have been included in the calculation of the weighted average number of common and common equivalent shares outstanding on a primary and fully diluted basis for the years ended December 31, 1994 and 1995, using the treasury stock method and the initial public offering price of $20 per share.

13.  STOCK OPTION PLAN AND EMPLOYEE STOCK PURCHASE PLANS:

     In 1993, the Company's Board of Directors authorized a stock option plan. Under the plan, options to purchase shares of common stock may be granted to certain employees at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within ten years from the date of grant. The stock options become exercisable on a pro rata basis over a three year period from the date of grant. As of January 18, 1995, 1,500,000 options were authorized by the Company's Board of Directors and the previously issued options were confirmed. The additional authorization of options resulted in 268,300 options available for grant as of that date. On May 8, 1996, the Company's shareholders approved an amendment to increase the number of shares available for grant under the plan to 2,500,000.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


13.  STOCK OPTION PLAN AND EMPLOYEE STOCK PURCHASE PLANS, Continued:

     Pertinent information covering the stock option plan is as follows:


                                                                        Weighted
                                                                         Average
                                         Number of    Option Price      Exercise       Expiration
                                           Shares      Per Share         Price             Date
                                         ---------    ------------      --------       ----------
     Outstanding at December 31, 1993      200,000    $ 2.84-$ 3.12      $ 3.05            2003
        Granted                          1,035,450    $ 5.00-$10.00        6.36
        Canceled                            (3,750)   $        5.00        5.00
                                         ---------    -------------      ------
     Outstanding at December 31, 1994    1,231,700    $ 2.84-$10.00        5.82          2003-2004
        Granted                            841,500    $10.00-$21.50       17.95
        Canceled                          (324,583)   $ 3.12-$12.50        5.33
        Exercised                          (39,709)   $ 3.12-$10.00        3.46
                                         ---------    -------------      ------
     Outstanding at December 31, 1995    1,708,908    $ 2.84-$21.50       12.03          2003-2005
        Granted                            600,400    $12.50-$36.75       35.27
        Canceled                           (34,660)   $ 3.12-$36.00       16.46
        Exercised                          (47,187)   $ 5.00-$20.50        5.64
                                         ---------    -------------      ------
     Outstanding at December 31, 1996    2,227,461    $ 2.84-$36.75      $18.27          2003-2006
                                         =========    =============      ======
      Exercisable at:
         December 31, 1994                  67,000    $ 2.84-$ 3.12      $ 3.05
         December 31, 1995                 306,872    $ 2.84-$10.00      $ 6.15
         December 31, 1996                 828,631    $ 2.84-$21.50      $10.20



     Significant option groups outstanding at December 31, 1996 and related price and life information follows:

                                   Options Outstanding             Options Exercisable
                              ---------------------------------    ----------------------
                                                       Weighted
                                           Weighted     Average                  Weighted
                                           Average     Remaining                  Average
                                           Exercise   Contractual                Exercise
 Range of Exercise Prices     Outstanding    Price       Life       Exercisable    Price
 ------------------------     -----------  --------   -----------   -----------    -----
     $2.84                      50,000       $ 2.84       6.4          50,000      $ 2.84
     $5.00                     426,111         5.00       7.8         271,579        5.00
     $7.50                     200,000         7.50       7.8         133,333        7.50
     $10.00-$12.50             313,700        11.05       8.0         154,361       10.69
     $19.25-$21.50             650,200        19.61       8.8         219,358       19.60
     $24.00-$31.50              17,250        25.81       9.0            --          --
     $32.88-$36.75             570,200        35.55       9.5            --          --
                             ---------       ------       ---         -------      ------
                             2,227,461       $18.27       8.5         828,631      $10.20
                             =========       ======       ===         =======      ======

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



13.  STOCK OPTION PLAN AND EMPLOYEE STOCK PURCHASE PLANS, Continued:

     Under the Company's stock purchase plans, employees may purchase the Company's common stock at 85% of the average high and low sales price of the stock as reported as of commencement of the purchase period or as of the purchase date, whichever is lower. Under these plans, 12,786 shares were issued during 1996. At December 31, 1996, the Company has an additional 987,214 shares reserved under the stock purchase plans.

     The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for stock options granted under the stock option plan or stock issued under the employee stock purchase plans. Had compensation expense been determined based on the fair value consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts below:


                                      Years Ended December 31,
                                      ------------------------
                                        1995           1996
                                       -----           ----
                                        (in thousands, except
                                           per share data)
     Net income                    $     6,381    $   11,002
     Net income per share:
        Primary                            .66           .77
        Fully diluted                      .54           .77


     The fair value of each option or share to be issued is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1995 and 1996, respectively: dividend yield of 0% for both years; expected volatility of 42% for both years; and risk-free interest rates of 6.1% and 6.3% for options with expected lives of five years (officers and physicians of the Company) and 6.1% for options with expected lives of three years (all other employees of the Company).

     The pro forma effect on net income is not representative of the pro forma effect on net income in future periods because it does not take into consideration pro forma compensation expense related to grants made in prior periods.

14.  SUBSEQUENT EVENTS:

     Subsequent to December 31, 1996, the Company completed the acquisitions of three physician group practices. Total cash paid for these acquisitions approximated $17.0 million. The acquisitions will be accounted for using the purchase method of accounting.

     The Company was recently notified by an hospital customer of a dispute regarding the interpretation of the customer's contract with the Company. The customer believes that the Company should refund approximately $7.5 million of payments made to the Company over the last five years. The Company disagrees with the customer's interpretation of the contract and believes that the matter will be resolved amicably. In the unlikely event that the Company cannot resolve this matter amicably, the Company intends to vigorously litigate the matter and assert all its legal defenses. The Company believes that resolution of the matter will have no material effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no changes in or disagreements with its independent certified public accountants on accounting and financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information with respect to directors and executive officers of the Company is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

         The information required in response to this item is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required in response to this item is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required in response to this item is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  DOCUMENTS FILED AS PART OF THIS REPORT:

              (1)  FINANCIAL STATEMENTS.

                   An index to financial statements for the year ended December 31, 1996 appears on page 18.

              (2)  FINANCIAL STATEMENT SCHEDULES.

The following financial statement schedules for the years ended December 31, 1994, 1995 and 1996 are included in this Annual Report on Form 10-K on the pages set forth below.

ITEM                                                                        PAGE

Financial Statement Schedules

         Report of Independent Accountants..............................     19

         Schedule II:  Valuation and Qualifying Accounts................     41

Any required information not included in the above-described schedules is included in the consolidated financial statements and notes thereto incorporated herein by reference.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

PEDIATRIX MEDICAL GROUP, INC.
SCHEDULE II:  VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1994, DECEMBER 31, 1995, AND DECEMBER 31, 1996


                                                   1994                      1995                    1996
                                           ---------------------      -------------------     -------------------

Allowance for contractual
 adjustments and uncollectibles:
Balance at beginning of year......              $9,770,468                 $13,246,580            $13,087,899
    Portion charged against
      operating revenue...........              30,885,445                  40,843,431             82,759,087
    Accounts receivable
      written-off (net of
      recoveries).................             (27,409,333)                (41,002,112)           (65,252,080)
                                           ---------------------      -------------------     -------------------
Balance at end of year............             $13,246,580                 $13,087,899            $30,594,906
                                           =====================      ===================     ===================

                  (3)  EXHIBITS

 3.1      Pediatrix's Amended and Restated Articles of Incorporation (3.1)(1)
 3.2      Pediatrix's Amended and Restated Bylaws (3.2)(1)
 4.1 Registration Rights Agreement, dated as of September 13, 1995 between Pediatrix and certain shareholders (4.1)(1)
10.1      Pediatrix's Amended and Restated Stock Option Plan (10.1)(2)
10.2 Form of Indemnification Agreement between Pediatrix and each of its directors and certain executive officers (10.2)(1)
10.3 Employment Agreement, dated as of January 1, 1995, as amended, between Pediatrix and Roger J. Medel, M.D. (10.3)(1)
10.4 Employment Agreement, dated as of February 1, 1995, as amended, between Pediatrix and Richard J. Stull, II (10.4)(1)
10.5 Employment Agreement, dated as of May 1, 1995, as amended, between Pediatrix and Larry M. Mullen (10.5)(1)
10.6 Employment Agreement, dated as of February 1, 1995, as amended, between Pediatrix and Cathy J. Lerman, as amended (10.6)(1)
10.7 Employment Agreement, dated as of February 1, 1995, as amended, between Pediatrix and Brian D. Udell, M.D., as amended (10.7)(1)
10.8      Employment Agreement, dated as of July 27, 1993, between
          Pediatrix and Frederick V. Miller, M.D. (10.18)(1)
10.9      Employment Agreement, dated November 6, 1995, between Kristen
          Bratberg and Pediatrix(10.9)(4)
10.10     Employment Agreement, dated June 1, 1996, between Pediatrix and
          M. Douglas Cunningham, M.D. (10.21)(3)
10.11     The First National Bank of Boston (10.19)(1)
10.12     Amendment No. 2 to Credit Agreement, dated as of September 26,
          1994, between Pediatrix, certain PA Contractors and The First
          National Bank of Boston (10.20)(1)
10.13 Amendment No. 3 to Credit Agreement, dated as of June 19, 1995, between Pediatrix, certain PA Contractors and The First National Bank of Boston (10.21)(1)
10.14 Mortgage, Security Agreement and Assignment of Leases and Rents, dated as of September 30, 1993, made by Pediatrix in favor of The First National Bank of Boston (10.22)(1)
10.15     The Company's Profit Sharing Plan (10.23)(1)
10.16     Form of Non-Competition and Nondisclosure Agreement (10.24)(1)
10.17     Form of Exclusive Management and Administrative Services
          Agreement between Pediatrix and each of the PA Contractors
          (10.25)(1)
10.18 Agreement for Purchase and Sale of Stock, dated July 27, 1995, between Pediatrix Medical Group of California and Neonatal and Pediatric Intensive Care Medical Group, Inc. and the individual physicians set forth in Exhibit A therein (10.26)(1)
10.19 NICU Medical Director Appointment, dated as of July 27, 1993, between Pediatrix and Frederick V. Miller, M.D. (10.28)(1)
10.20 Stock Purchase Agreement, effective January 16, 1996, between Jack C. Christensen, M.D., Cristina Carballo-Perelman, M.D., Michael C. McQueen, M.D., Neonatal Specialists, Ltd. and Brian Udell, M.D. (2.1)(4)
10.21 Asset Purchase Agreement, effective January 16, 1996, between Med-Support, L.P. and Neonatal Specialists, Ltd. (2.2)(4)
10.22 Asset Purchase Agreement, effective January 16, 1996, between CMJ Leasing, L.P. and Neonatal Specialists, Ltd. (2.3)(4)
10.23 Asset Purchase Agreement, dated January 29, 1996, among Pediatrix Medical Group of Colorado, P.C., Pediatric and Newborn Consultants, P.C., and the shareholders of PNC (2.1)(5)
10.24 Agreement and Plan of Merger, dated January 29, 1996, among Pediatrix Medical Group of Colorado, P.C., Colorado Neonatal Associates, P.C. and the shareholders of CNA (2.1)(5)
10.25 Amendment No. 4 to Credit Agreement dated as of December 30, 1995, between Pediatrix, certain PA Contractors and The First National Bank of Boston (10.24)(2)

10.26     1996 Qualified Employee Stock Purchase Plan (10.25)(2)
10.27     1996 Non-Qualified Employee Stock Purchase Plan (10.260(2)
10.28 Agreement and Plan of Merger, dated May 1, 1996, among Pediatrix Acquisition Corp., Rocky Mountain Neonatology, P.C. and the shareholders of RMN (2.1)(7)
10.29 Asset Purchase Agreement, dated as of May 30, 1996, by and among Pediatrix Medical Group of Texas, P.A., West Texas Neonatal Associates and the individual physicians set forth in Exhibit A therein (2.1)(8)
10.30 Agreement for Purchase and Sale of Assets, dated as of June 5, 1996, by and among Pediatrix Medical Group of California, P.C., Infant Care Specialists Medical Group, Inc. and the individual physicians set forth in Exhibit A therein (2.1)(9)
10.31 Airplane Purchase Agreement, dated March 22, 1996, between Pediatrix and Learjet Inc. (10.22)(3).
10.32 First Amended and Restated Credit Agreement, dated as of June 27, 1996, between Pediatrix, certain PA Contractors, The First National Bank of Boston and Sun Trust Bank (10.25)(3)
10.33 Modification of Mortgage, dated as of June 27, 1996, between PMG and The First National Bank of Boston (10.26)(3)
11.1      Statement re computation of per share earnings (10)
21.1      Subsidiaries of Pediatrix (21.1)(1)
23.1      Consent of Coopers & Lybrand L.L.P.(10)
27.1      Financial Data Schedule(10)
--------------------

(1) Incorporated by reference to the exhibit shown in parentheses and filed with the Pediatrix Form S-1 (File No. 33-95086).
(2) Incorporated by reference to the exhibit shown in parentheses and filed with the Pediatrix Form 10-Q for the quarterly period ended March 31, 1996.
(3) Incorporated by reference to the exhibit shown in parentheses and filed with the Pediatrix Form S-1 (File No. 333-07125).
(4) Incorporated by reference to the exhibit shown in parentheses and filed with the Pediatrix Form 8-K, dated January 31, 1996.
(5) Incorporated by reference to the exhibit shown in parentheses and filed with the Pediatrix Form 8-K, dated February 8, 1996.
(6) Incorporated by reference to the exhibit shown in parentheses and filed with the Pediatrix Annual Report on Form 10-K for the year ended December 31, 1995.
(7) Incorporated by reference to the exhibit shown in parentheses and filed with the Pediatrix Form 8-K, dated May 9, 1996.
(8) Incorporated by reference to the exhibit shown in parentheses and filed with the Pediatrix Form 8-K, dated May 30, 1996.
(9) Incorporated by reference to the exhibit shown in parentheses and filed with the Pediatrix Form 8-K, dated June 5, 1996.
(10) Filed herewith.

(b)       REPORTS ON FORM 8-K

          No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this Report.

(c)       EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

          The index to exhibits that are listed in Item 14(a)(3) of this report and not incorporated by reference follows the "Signatures" section hereof and is incorporated herein by reference.

(d)       FINANCIAL STATEMENT SCHEDULES REQUIRED BY REGULATION S-X

          The financial statement schedules required by Regulation S-X which are excluded from the Registrant's Annual Report to Shareholders for the year ended December 31, 1996, by Rule 14a-3(b)(1) are included above. See Item 14(a)2 for index.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PEDIATRIX MEDICAL GROUP, INC.


Date: March 27, 1997                 By: /s/ Roger J. Medel, M.D., M.B.A.
                                         --------------------------------
                                        Roger J. Medel, M.D., M.B.A., President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


          SIGNATURE                                          TITLE                                 DATE
          ---------                                          -----                                 ----
                                                    President, Chief Executive
/s/ ROGER J. MEDEL, M.D., M.B.A.                    Officer and Director (principal           March 27, 1997
--------------------------------------------                excutive officer)
        Roger J. Medel, M.D., M.B.A.


                                                 Vice President and Chief Financial
/s/ LAWRENCE M. MULLEN                           Officer (principal financial officer         March 27, 1997
--------------------------------------------     and pricipal accounting officer)
        Lawrence M. Mullen


/s/ E. ROE STAMPS, IV                                          Director                       March 27, 1997
--------------------------------------------
        E. Roe Stamps, IV


/s/ BRUCE R. EVANS                                             Director                       March 27, 1997
--------------------------------------------
        Bruce R. Evans


/s/ M. DOUGLAS CUNNINGHAM, M.D.                                Director                       March 27, 1997
--------------------------------------------
        M. Douglas Cunningham, M.D.


/s/ MICHAEL FERNANDEZ                                          Director                       March 27, 1997
---------------------------------------------
        Michael Fernandez


/s/ ALBERT H. NAHMAD                                           Director                       March 27, 1997
---------------------------------------------
        Albert H. Nahmad


/s/ CESAR L. ALVAREZ                                           Director                       March 27, 1997
--------------------------------------------
        Cesar L. Alvarez

                                INDEX TO EXHIBITS


                                                               PAGE NUMBER IN
                                                                  SEQUENTIAL
                                                                NUMBER SYSTEM

EXHIBIT NUMBER AND DESCRIPTION


11.1 - Statement re computation of earnings per share                 47

23.1 - Consent of Coopers & Lybrand L.L.P.                            48

27.1 - Financial Data Schedule                                        49