Form 10-Q
period 1997-03-29
PEDIATRIX MEDICAL GROUP INC
filed 1997-05-13
CIK 893949

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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


                              1455 NORTH PARK DRIVE
                          FT. LAUDERDALE, FLORIDA 33326
                    (Address of principal executive offices)
                                   (Zip Code)


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

At May 1, 1997, the Registrant had 14,915,758 shares of $0.01 par value common stock outstanding.




                               Page 1 of 12 pages

                          PEDIATRIX MEDICAL GROUP, INC.

                                      INDEX
                                      -----

                                                                                                               PAGE
                                                                                                               ----
PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 1997 (Unaudited)
  and December 31, 1996.........................................................................................  3

Condensed Consolidated Statements of Income for the Three Months Ended
  March 31, 1997 and 1996 (Unaudited)...........................................................................  4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended
  March 31, 1997 and 1996 (Unaudited)...........................................................................  5

Notes to Condensed Consolidated Financial Statements............................................................  6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................................................  9


PART II - OTHER INFORMATION..................................................................................... 11


SIGNATURES...................................................................................................... 12



                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          PEDIATRIX MEDICAL GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     MARCH 31,1997     DECEMBER 31,
                                                      (UNAUDITED)         1996
                                                     -------------     ------------
                                                                 (IN THOUSANDS)
ASSETS
Current assets:
     Cash and cash equivalents ......................... $  22,311       $  18,435
     Investments in marketable securities ..............    34,564          57,218
     Accounts receivable, net ..........................    27,885          23,396
     Prepaid expenses ..................................       870           1,283
     Other current assets ..............................       488             375
     Income taxes receivable ...........................        --             202
                                                         ---------       ---------
         Total current assets ..........................    86,118         100,909
Property and equipment, net ............................     9,071           8,676
Other assets, net ......................................    70,548          49,441
                                                         ---------       ---------
         Total assets .................................. $ 165,737       $ 159,026
                                                         =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses ............. $  12,743       $  13,423
     Income taxes payable ..............................     1,329              --
     Current portion of note payable ...................       200             200
     Deferred income taxes .............................     6,592           6,099
                                                         ---------       ---------
         Total current liabilities .....................    20,864          19,722
Note payable ...........................................     2,700           2,750
Deferred income taxes ..................................       457             233
                                                         ---------       ---------
         Total liabilities .............................    24,021          22,705
                                                         ---------       ---------
Commitments and contingencies
Stockholders' equity:
     Preferred stock ...................................        --              --
     Common stock ......................................       149             149
     Additional paid-in capital ........................   117,133         116,037
     Retained earnings .................................    24,473          20,165
     Unrealized loss on investments ....................       (39)            (30)
                                                         ---------       ---------
         Total stockholders' equity ....................   141,716         136,321
                                                         ---------       ---------
         Total liabilities and stockholders' equity .... $ 165,737       $ 159,026
                                                         =========       =========


                 The accompanying notes are an integral part of
                           these financial statements

                          PEDIATRIX MEDICAL GROUP, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           ------------------
                                                          1997              1996
                                                          ----              ----
                                                (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
Net patient service revenue ..................          $ 27,013           $ 16,127
                                                        --------           --------
Operating expenses:
   Salaries and benefits .....................            17,609             10,796
   Supplies and other operating expenses .....             2,102              1,213
   Depreciation and amortization .............               783                233
                                                        --------           --------
     Total operating expenses ................            20,494             12,242
                                                        --------           --------
     Income from operations ..................             6,519              3,885
Investment income ............................               735                499
Interest expense .............................               (74)               (35)
                                                        --------           --------
     Income before income taxes ..............             7,180              4,349
Income tax provision .........................             2,872              1,737
                                                        --------           --------
      Net income .............................          $  4,308           $  2,612
                                                        ========           ========
Per share data:
  Net income per common and common
       equivalent share:
    Primary ..................................          $    .28           $    .19
                                                        ========           ========
    Fully diluted ............................          $    .28           $    .19
                                                        ========           ========
  Weighted average shares used in computing
        net income per common and common
        equivalent share:
    Primary ..................................            15,544             13,697
                                                        ========           ========
    Fully diluted ............................            15,544             13,726
                                                        ========           ========


                 The accompanying notes are an integral part of
                           these financial statements

                          PEDIATRIX MEDICAL GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                         THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                         --------------------
                                                                                         1997            1996
                                                                                         ----            ----
                                                                                            (IN THOUSANDS)

Cash flows provided (used) by operating activities:
   Net income ..................................................................      $  4,308       $  2,612
   Adjustments  to reconcile  net income to net cash  provided by operating activities:
     Depreciation and amortization .............................................           783            233
     Deferred income taxes .....................................................           717          1,562
     Changes in assets and liabilities:
       Accounts receivable .....................................................        (4,489)        (3,388)
       Prepaid expenses and other current assets ...............................           300           (162)
       Income taxes receivable/payable .........................................         2,010            108
       Other assets ............................................................           347         (1,882)
       Accounts payable and accrued expenses ...................................          (680)           752
                                                                                      --------       --------
         Net cash provided (used) by operating activities ......................         3,296           (165)
                                                                                      --------       --------
Cash flows provided (used) by investing activities:
   Physician group acquisition payments ........................................       (22,026)       (11,584)
   Purchase of investments .....................................................        (2,726)        (6,621)
   Proceeds from sale of investments ...........................................        25,371          7,738
   Purchase of property and equipment ..........................................          (606)          (794)
                                                                                      --------       --------
         Net cash provided (used) by investing activities ......................            13        (11,261)
                                                                                      --------       --------
Cash flows provided (used) by financing activities:
   Payments on note payable ....................................................           (50)           (16)
   Proceeds from issuance of common stock ......................................           617             72
   Payments made to retire common stock ........................................            --            (45)
                                                                                      --------       --------
         Net cash provided by financing activities .............................           567             11
                                                                                      --------       --------
Net increase (decrease) in cash and cash equivalents ...........................         3,876        (11,415)
Cash and cash equivalents at beginning of period ...............................        18,435         18,499
                                                                                      --------       --------
Cash and cash equivalents at end of period .....................................      $ 22,311       $  7,084
                                                                                      ========       ========



                 The accompanying notes are an integral part of
                           these financial statements

                          PEDIATRIX MEDICAL GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997

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

         The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations to be expected for the year ended December 31, 1997. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1997.

2.       BUSINESS ACQUISITIONS:

         During the first quarter of 1997, the Company completed the acquisition of four physician group practices in Dallas, Albuquerque, Tacoma and South Bend. Additionally, 3 neonatal intensive care units (NICUs) were added through the Company's internal marketing activities. Total cash paid for these units approximated $21 million, adding a total of 11 NICUs.

         The Company has accounted for the acquisitions using the purchase method of accounting and the excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over 25 years. The results of operations of the acquired companies have been included in the consolidated financial statements from the dates of acquisition.

         The following unaudited pro forma information combines the consolidated results of operations of the Company and the physician group practices acquired during 1996 and 1997 as if the acquisitions had occurred on January 1, 1996:

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                               ----------------------------------------
                                                                    1997                  1996
                                                              ------------------    ------------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
            Net patient service revenue...................         $ 28,101               $ 24,502
            Net income....................................            4,357                  3,111
            Net income per share:
              Primary.....................................              .28                    .23
              Fully diluted...............................              .28                    .23


         The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

                                   (UNAUDITED)

3.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

                                                                MARCH 31, 1997              DECEMBER 31, 1996
                                                              --------------------         --------------------
                                                                               (IN THOUSANDS)
         Accounts payable..............................          $     2,461                    $    2,489
         Accrued salaries and bonuses..................                2,760                         3,508
         Accrued payroll taxes and benefits............                1,608                         2,009
         Accrued professional liability coverage.......                2,696                         2,413
         Other accrued expenses........................                3,218                         3,004
                                                                 ------------                   -----------
                                                                 $    12,743                    $   13,423
                                                                 ============                   ===========

4.       NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:

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

         The Company is currently under examination by the Internal Revenue Service for the tax years ended December 31, 1992, 1993, and 1994. The IRS has challenged certain deductions that, if disallowed, would result in additional taxes of approximately $4.5 million, plus interest. The Company has reviewed the IRS matters under consideration and believes that the tax returns are substantially correct as filed. The Company intends to vigorously contest the proposed adjustments and believes it has adequately provided for any liability that may result from this examination. The Company and its tax advisors believe that the ultimate resolution of the examination will not have a material effect on the Company's consolidated financial position or results of operations and cash flows.

         The Company has been notified by a hospital customer of a dispute regarding the interpretation of the customer's contract with the Company. The customer believes that the Company should refund approximately $7.5 million of payments made to the Company over the last five years. The Company disagrees with the customer's interpretation of the contract and believes that the matter will be resolved amicably. In the unlikely event that the Company cannot resolve this matter amicably, the Company intends to vigorously litigate the matter and assert all its legal defenses. The Company believes that resolution of the matter will have no material effect on the Company's consolidated financial position, results of operations or cash flows.

                                   (UNAUDITED)

6.       CHANGES TO ACCOUNTING PRONOUNCEMENTS:

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

7.       SUBSEQUENT EVENTS:

         Subsequent to March 31, 1997, the Company completed the acquisition of two physician group practices. Total cash paid for these acquisitions approximated $5.3 million. The acquisitions will be accounted for using the purchase method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

         The Company reported net patient service revenue of $27.0 million for the three months ended March 31, 1997, as compared with $16.1 million for the same period in 1996, a growth rate of 67.5%. This $10.9 million increase was entirely attributable to new units. Patient service revenue from same units, exclusive of administrative fees decreased by approximately $300,000, or 2.2% for the three months ended March 31, 1997. Such a decrease at existing units is consistent with the Company's historical experience of quarterly fluctuations. Same units are those units at which the Company provided services for the entire period for which the percentage is calculated and the entire prior comparable period.

         Salaries and benefits increased $6.8 million, or 63.1% to $17.6 million for the three months ended March 31, 1997, as compared with $10.8 million for the same period in 1996. Of this $6.8 million increase, $5.1 million, or 75.0%, was attributable to hiring new physicians, primarily to support new unit growth, and the remaining $1.7 million was primarily attributable to increased support staff and resources added in the areas of nursing, executive management and billing and reimbursement. Supplies and other operating expenses increased $889,000, or 73.3% to $2.1 million for the three months ended March 31, 1997, as compared with $1.2 million for the same period in 1996, primarily as a result of new units. Depreciation and amortization expense increased by $550,000, or 236.1% to $783,000 for the three months ended March 31, 1997, as compared with $233,000 for the same period in 1996, primarily as a result of amortization of goodwill in connection with acquisitions.

         Income from operations increased approximately $2.6 million, or 67.8%, to $6.5 million for the three months ended March 31, 1997, as compared with $3.9 million for the same period in 1996. The increase in income from operations was primarily due to increased volume, principally from acquisitions.

         The Company earned investment income of approximately $735,000 for the three months ended March 31, 1997, as compared with $499,000 for the same period in 1996. The increase in investment income resulted primarily from additional funds available for investment due to proceeds from the secondary public offering as well as cash flow from operations.

         The effective income tax rate was approximately 40% for the three month periods ended March 31, 1997 and 1996.

         Net income increased 64.9% to $4.3 million for the three months ended March 31, 1997, as compared with $2.6 million for the same period in 1996. Net income as a percentage of net patient service revenue decreased to 15.9% for the three months ended March 31, 1997, compared to 16.2% for the same period in 1996, primarily as a result of amortization of goodwill in connection with acquisitions.

LIQUIDITY AND CAPITAL RESOURCES


         As of March 31, 1997, the Company had working capital of approximately $65.3 million, a decrease of $15.9 million from the working capital of $81.2 million available at December 31, 1996. The decrease is principally a result of funds utilized for acquisitions during the first quarter, offset by cash generated from operations.

         During the three months ended March 31, 1997, capital expenditures amounted to approximately $606,000 principally for computer hardware and software and furniture and fixtures. For the remainder of 1997, the Company anticipates capital expenditures of approximately $1.5 million, principally for computer hardware and software.

         The Company anticipates that funds generated from operations together with cash and marketable securities on hand and funds available under its credit facility, will be sufficient to meet its working capital requirements and finance any required capital expenditures for at least the next twelve months.

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

                  The Company is currently under examination by the Internal Revenue Service for the tax years ended December 31, 1992, 1993, and 1994. The IRS has challenged certain deductions that, if disallowed, would result in additional taxes of approximately $4.5 million, plus interest. The Company has reviewed the IRS matters under consideration and believes that the tax returns are substantially correct as filed. The Company intends to vigorously contest the proposed adjustments and believes it has adequately provided for any liability that may result from this examination. The Company and its tax advisors believe that the ultimate resolution of the examination will not have a material effect on the Company's consolidated financial position or results of operations and cash flows.

                  The Company has been notified by a hospital customer of a dispute regarding the interpretation of the customer's contract with the Company. The customer believes that the Company should refund approximately $7.5 million of payments made to the Company over the last five years. The Company disagrees with the customer's interpretation of the contract and believes that the matter will be resolved amicably. In the unlikely event that the Company cannot resolve this matter amicably, the Company intends to vigorously litigate the matter and assert all its legal defenses. The Company believes that resolution of the matter will have no material effect on the Company's consolidated financial position, results of operations or cash flows.

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

                                        PEDIATRIX MEDICAL GROUP, INC.



Date:  May 9, 1997                      By: /s/ Roger J. Medel
                                           ----------------------------------
                                           Roger J. Medel, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)


Date:  May 9, 1997                      By: /s/ Lawrence M. Mullen
                                           ----------------------------------
                                           Lawrence M. Mullen, Vice President
                                           and Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)