Form 10-Q
period 1997-06-30
PEDIATRIX MEDICAL GROUP INC
filed 1997-08-13
CIK 893949

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-26762


                          PEDIATRIX MEDICAL GROUP, INC.
             (Exact name of registrant as specified in its charter)


            FLORIDA                                       65-0271219
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


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

At August 1, 1997, the Registrant had 15,062,983 shares of $0.01 par value common stock outstanding.

                          PEDIATRIX MEDICAL GROUP, INC.

                                      INDEX


                                                                                                                 PAGE
                                                                                                                 ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 1997 (Unaudited)
  and December 31, 1996.........................................................................................  3

Condensed Consolidated Statements of Income for the Three and Six Months Ended
  June 30, 1997 and 1996 (Unaudited)............................................................................  4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended
  June 30, 1997 and 1996 (Unaudited)............................................................................  5

Notes to Condensed Consolidated Financial Statements............................................................  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................................................  9


PART II - OTHER INFORMATION..................................................................................... 11


SIGNATURES...................................................................................................... 13






                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          PEDIATRIX MEDICAL GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           JUNE 30, 1997     DECEMBER 31,
                                                             (UNAUDITED)         1996
                                                           -------------     ------------
                                                                   (in thousands)
ASSETS
Current assets:
     Cash and cash equivalents                                $  27,369       $  18,435
     Investments in marketable securities                        27,755          57,218
     Accounts receivable, net                                    29,728          23,396
     Prepaid expenses                                             1,822           1,283
     Other current assets                                           509             375
     Income taxes receivable                                         --             202
                                                              ---------       ---------
         Total current assets                                    87,183         100,909
Property and equipment, net                                       9,347           8,676
Other assets, net                                                77,235          49,441
                                                              =========       =========
         Total assets                                         $ 173,765       $ 159,026
                                                              =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                    $  12,549       $  13,423
     Income taxes payable                                            62              --
     Current portion of note payable                                200             200
     Deferred income taxes                                        7,417           6,099
                                                              ---------       ---------
         Total current liabilities                               20,228          19,722
Note payable                                                      2,650           2,750
Deferred income taxes                                             1,314             233
                                                              ---------       ---------
         Total liabilities                                       24,192          22,705
                                                              ---------       ---------
Commitments and contingencies
Stockholders' equity:
     Preferred stock                                                 --              --
     Common stock                                                   151             149
     Additional paid-in capital                                 120,182         116,037
     Retained earnings                                           29,241          20,165
     Unrealized loss on investments                                  (1)            (30)
                                                              ---------       ---------
         Total stockholders' equity                             149,573         136,321
                                                              ---------       ---------
         Total liabilities and stockholders' equity           $ 173,765       $ 159,026
                                                              =========       =========



                 The accompanying notes are an integral part of
                           these financial statements

                          PEDIATRIX MEDICAL GROUP, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         JUNE 30,                      JUNE 30,
                                                 -----------------------       -----------------------
                                                   1997           1996           1997            1996
                                                 --------       --------       --------       --------
                                                         (in thousands, except for per share data)

Net patient service revenue                      $ 30,599       $ 17,808       $ 57,612       $ 33,935
Operating expenses:
   Salaries and benefits                           19,774         11,541         37,383         22,337
   Supplies & other operating expenses              2,358          1,269          4,460          2,482
   Depreciation and amortization                    1,008            335          1,791            568
                                                 --------       --------       --------       --------
         Total operating expenses                  23,140         13,145         43,634         25,387
                                                 --------       --------       --------       --------

         Income from operations                     7,459          4,663         13,978          8,548

Investment income                                     563            423          1,298            922
Interest expense                                      (75)           (27)          (149)           (62)
                                                 --------       --------       --------       --------
         Income before income taxes                 7,947          5,059         15,127          9,408
Income tax provision                                3,179          2,024          6,051          3,761
                                                 --------       --------       --------       --------

     Net income                                  $  4,768       $  3,035       $  9,076       $  5,647
                                                 ========       ========       ========       ========

Per share data:
     Net income per common and
     common equivalent share:
         Primary                                 $    .30       $    .22       $    .58       $    .41
                                                 ========       ========       ========       ========

         Fully diluted                           $    .30       $    .22       $    .58       $    .41
                                                 ========       ========       ========       ========

     Weighted average shares used
     in computing net income per
     common and common equivalent
     share:
         Primary                                   15,678         13,873         15,611         13,785
                                                 ========       ========       ========       ========

         Fully diluted                             15,837         13,873         15,691         13,799
                                                 ========       ========       ========       ========


                 The accompanying notes are an integral part of
                           these financial statements

                          PEDIATRIX MEDICAL GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                           -----------------------
                                                                             1997           1996
                                                                           --------       --------
                                                                                (in thousands)
Cash flows provided (used) by operating activities:
     Net income                                                            $  9,076       $  5,647
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                        1,791            568
         Deferred income taxes                                                2,399          2,329
         Changes in assets and liabilities:
              Accounts receivable                                            (6,332)        (4,821)
              Prepaid expenses and other current assets                        (680)        (1,194)
              Income taxes receivable/payable                                 2,146            950
              Other assets                                                      (84)        (1,766)
              Accounts payable and accrued expenses                             439          2,247
                                                                           --------       --------
                  Net cash provided by operating activities                   8,755          3,960
                                                                           --------       --------
Cash flows provided (used) by investing activities:
     Physician group acquisition payments                                   (30,365)       (30,220)
     Purchase of investments                                                 (7,074)        (6,421)
     Proceeds from sale of investments                                       36,567         26,818
     Purchase of property and equipment                                      (1,114)        (2,629)
                                                                           --------       --------
                  Net cash used in investing activities                      (1,986)       (12,452)
                                                                           --------       --------
Cash flows provided (used) by financing activities:
     Payments on note payable                                                  (100)           (32)
     Proceeds from issuance of common stock                                   2,265            147
     Payments made to retire common stock                                        --            (45)
                                                                           --------       --------
                  Net cash provided by financing activities                   2,165             70
                                                                           --------       --------
Net increase (decrease) in cash and cash equivalents                          8,934         (8,422)
Cash and cash equivalents at beginning of period                             18,435         18,499
                                                                           --------       --------
Cash and cash equivalents at end of period                                 $ 27,369       $ 10,077
                                                                           ========       ========



                 The accompanying notes are an integral part of
                           these financial statements

                          PEDIATRIX MEDICAL GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997

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

         The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results of operations to be expected for the year ended December 31, 1997. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1997.

2.       BUSINESS ACQUISITIONS:

         During the first six months of 1997, the Company completed the acquisition of six physician group practices in Dallas, Texas; Albuquerque, New Mexico; Tacoma, Washington; South Bend, Indiana; Pasadena, California and Columbia, South Carolina. Additionally, 3 neonatal intensive care units (NICUs) were added through the Company's internal marketing activities. Total cash paid for these units approximated $27 million, adding a total of 14 NICUs.

         The Company has accounted for the acquisitions using the purchase method of accounting and the excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over 25 years. The results of operations of the acquired practices have been included in the consolidated financial statements from the dates of acquisition.

         The following unaudited pro forma information combines the consolidated results of operations of the Company and the physician group practices acquired during 1996 and 1997 as if the acquisitions had occurred on January 1, 1996:

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                    -----------------------------------
                                                          1997                1996
                                                    ---------------      --------------
                                                   (in thousands, except per share data)
          Net patient service revenue                     $59,760           $50,057
          Net income                                        9,170             6,624
          Net income per share:
            Primary                                           .59               .48
            Fully diluted                                     .58               .48


         The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

                                   (UNAUDITED)

3.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

         Accounts payable and accrued expenses consists of the following:



                                                            JUNE 30,   DECEMBER 31,
                                                              1997         1996
                                                            -------    ------------
                                                                (in thousands)
         Accounts payable ............................      $ 2,656      $ 2,489
         Accrued salaries and bonuses ................        3,694        3,508
         Accrued payroll taxes and benefits ..........        2,102        2,009
         Accrued professional liability coverage .....        2,870        2,413
         Other accrued expenses ......................        1,227        3,004
                                                            -------      -------
                                                            $12,549      $13,423
                                                            =======      =======


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

         The Company is currently under examination by the Internal Revenue Service for the tax years ended December 31, 1992, 1993, and 1994. The IRS has challenged certain deductions that, if disallowed, would result in additional taxes of approximately $4.5 million, plus interest. The Company has reviewed the IRS matters under consideration and believes that the tax returns are substantially correct as filed. The Company intends to vigorously contest the proposed adjustments and believes it has adequately provided for any liability that may result from this examination. The Company and its tax advisors believe that the ultimate resolution of the examination will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

         The Company has been notified by a hospital customer of a dispute regarding the interpretation of the customer's contract with the Company. The customer believes that the Company should refund approximately $7.5 million of payments made to the Company over the last five years. The Company disagrees with the customer's interpretation of the contract and believes that the matter will be resolved amicably. In the unlikely event that the Company cannot resolve this matter amicably, the Company intends to vigorously litigate the matter and assert all its legal defenses. The Company believes that the ultimate resolution of the matter will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

                                   (UNAUDITED)

6.       CHANGES TO ACCOUNTING PRONOUNCEMENTS:

         In February, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This statement is designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. Under the provisions of SFAS 128, basic EPS would have been $.32 and $.23 for the three months ended June 30, 1997 and 1996, respectively, and $.61 and $.43 for the six months ended June 30, 1997 and 1996, respectively. Diluted EPS would have been the same as the reported amounts.

7.       SUBSEQUENT EVENTS:

         Subsequent to June 30, 1997, the Company completed the acquisition of two physician group practices. Total cash paid for these acquisitions approximated $20 million. The acquisitions will be accounted for using the purchase method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

         The Company reported net patient service revenue of $30.6 million for the three months ended June 30, 1997, as compared with $17.8 million for the same period in 1996, a growth rate of 71.8%. Of this $12.8 million increase, $12.4 million, or 96.9% was attributable to new units, including units at which the Company provides services as a result of acquisitions. Same unit patient service revenue, exclusive of administrative fees, increased $574,000, or 4.3%, for the three months ended June 30, 1997. Same units are those units at which the Company provided services for the entire period for which the percentage is calculated and the entire comparable period. The same unit growth resulted from volume increases as there were no general price increases.

         Salaries and benefits increased $8.2 million, or 71.3% to $19.8 million for the three months ended June 30, 1997, as compared with $11.6 million for the same period in 1996. Of this $8.2 million increase, $6.2 million, or 75.3%, was attributable to hiring new physicians, primarily to support new unit growth, and the remaining $2.0 million was primarily attributable to increased support staff and resources added in the areas of nursing, executive management and billing and reimbursement. Supplies and other operating expenses increased $1.1 million, or 85.8% to $2.4 million for the three months ended June 30, 1997, as compared with $1.3 million for the same period in 1996, primarily as a result of new units. Depreciation and amortization expense increased by $673,000, or 200.9% to $1.0 million for the three months ended June 30, 1997, as compared with $335,000 for the same period in 1996, primarily as a result of amortization of goodwill in connection with acquisitions.

         Income from operations increased approximately $2.8 million, or 60.0%, to $7.5 million for the three months ended June 30, 1997, as compared with $4.7 million for the same period in 1996. The increase in income from operations was primarily due to increased volume, principally from acquisitions.

         The Company earned investment income of approximately $563,000 for the three months ended June 30, 1997, as compared with $423,000 for the same period in 1996. The increase in investment income resulted primarily from additional funds available for investment due to proceeds from the secondary public offering completed in the third quarter of 1996 as well as cash flow from operations.

         The effective income tax rate was approximately 40% for the three month periods ended June 30, 1997 and 1996.

         Net income increased 57.1% to $4.8 million for the three months ended June 30, 1997, as compared with $3.0 million for the same period in 1996. Net income as a percentage of net patient service revenue decreased to 15.6% for the three months ended June 30, 1997, compared to 17.0% for the same period in 1996, primarily as a result of amortization of goodwill in connection with acquisitions.

         SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

         The Company reported net patient service revenue of $57.6 million for the six months ended June 30, 1997, as compared with $33.9 million for the same period in 1996, a growth rate of 69.8%. This $23.7 million increase was primarily attributable to new units. Same unit patient service revenue, exclusive of administrative fees, increased $262,000, or 1.1%, for the six months ended June 30, 1997. Same units are those units at which the Company provided services for the entire period for which the percentage is calculated and the entire comparable period.

         Salaries and benefits increased $15.1 million, or 67.4% to $37.4 million for the six months ended June 30, 1997, as compared with $22.3 million for the same period in 1996. Of this $15.1 million increase, $11.3 million, or 74.8%, was attributable to hiring new physicians, primarily to support new unit growth, and the remaining $3.8 million was primarily attributable to increased support staff and resources added in the areas of nursing, executive management and billing and reimbursement. Supplies and other operating expenses increased $2.0 million, or 79.7% to $4.5 million for the six months ended June 30, 1997, as compared with $2.5 million for the same period in 1996, primarily as a result of new units. Depreciation and amortization expense increased by $1.2 million, or 215.3% to $1.8 million for the six months ended June 30, 1997, as compared with $568,000 for the same period in 1996, primarily as a result of amortization of goodwill in connection with acquisitions.

         Income from operations increased approximately $5.5 million, or 63.5%, to $14.0 million for the six months ended June 30, 1997, as compared with $8.5 million for the same period in 1996. The increase in income from operations was primarily due to increased volume, principally from acquisitions.

         The Company earned investment income of approximately $1.3 million for the six months ended June 30, 1997, as compared with $922,000 for the same period in 1996. The increase in investment income resulted primarily from additional funds available for investment due to proceeds from the secondary public offering completed in the third quarter of 1996 as well as cash flow from operations.

         The effective income tax rate was approximately 40% for the six month periods ended June 30, 1997 and 1996.

         Net income increased 60.7% to $9.1 million for the six months ended June 30, 1997, as compared with $5.6 million for the same period in 1996. Net income as a percentage of net patient service revenue decreased to 15.8% for the six months ended June 30, 1997, compared to 16.6% for the same period in 1996, primarily as a result of amortization of goodwill in connection with acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1997, the Company had working capital of approximately $67.0 million, a decrease of $14.2 million from the working capital of $81.2 million available at December 31, 1996. The decrease is principally a result of funds utilized for acquisitions during the first six months of 1997, offset by cash generated from operations.

         During the six months ended June 30, 1997, capital expenditures amounted to approximately $1.1 million principally for computer hardware and software and furniture and fixtures. For the remainder of 1997, the Company anticipates capital expenditures of approximately $1.0 million, principally for computer hardware and software.

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

                  The Company is currently under examination by the Internal Revenue Service for the tax years ended December 31, 1992, 1993, and 1994. The IRS has challenged certain deductions that, if disallowed, would result in additional taxes of approximately $4.5 million, plus interest. The Company has reviewed the IRS matters under consideration and believes that the tax returns are substantially correct as filed. The Company intends to vigorously contest the proposed adjustments and believes it has adequately provided for any liability that may result from this examination. The Company and its tax advisors believe that the ultimate resolution of the examination will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

                  The Company has been notified by a hospital customer of a dispute regarding the interpretation of the customer's contract with the Company. The customer believes that the Company should refund approximately $7.5 million of payments made to the Company over the last five years. The Company disagrees with the customer's interpretation of the contract and believes that the matter will be resolved amicably. In the unlikely event that the Company cannot resolve this matter amicably, the Company intends to vigorously litigate the matter and assert all its legal defenses. The Company believes that the ultimate resolution of the matter will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 2.    CHANGES IN SECURITIES

           Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

           (a) The Company's Annual Meeting of Shareholders was held on May 8, 1997.

           (b)      Not required.

           (c) The matters voted on at the Annual Meeting of Shareholders and the tabulation of votes on such matters are as follows:

         1.       Election of Directors.

                                                         AGAINST OR                           BROKER
         NAME                              FOR            WITHHELD          ABSTAINED        NON-VOTE
         ----                              ---           ----------         ---------        --------
Roger J. Medel, M.D.                    11,556,689         44,343               0                0
E. Roe Stamps, IV                       11,591,089          9,943               0                0
Bruce R. Evans                          11,591,089          9,943               0                0
Michael B. Fernandez                    11,556,689         44,343               0                0
Albert H. Nahmad                        11,591,089          9,943               0                0
M. Douglas Cunningham, M.D.             11,556,339         44,693               0                0
Cesar L. Alvarez                        11,322,292        278,740               0                0



         2. Proposal to approve the amendment of the Company's Amended and Restated Stock Option Plan.

             FOR               AGAINST OR WITHHELD            ABSTAINED          BROKER NON-VOTE
             ---               -------------------            ---------          ---------------
          9,303,148                 1,338,196                   7,594                952,094



         3. Proposal to approve the adoption of the incentive plans for the President and Chief Executive Officer and Vice President of Business Development.

             FOR               AGAINST OR WITHHELD            ABSTAINED          BROKER NON-VOTE
             ---               -------------------            ---------          ---------------
         10,507,554                  72,041                    69,343                952,094


           (d)    Not applicable.



ITEM 5.    OTHER INFORMATION

           Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits.

                  10.1     Pediatrix's Amended and Restated Stock Option Plan
                  10.34 Amendment No. 2 to the Employment Agreement between Pediatrix and Roger J. Medel, M.D.
                  10.35 Amendment No. 1 to the Employment Agreement between Pediatrix and Kristen Bratberg
                  11.1     Statement Re: Computation of Per Share Earnings
                  27.1     Financial Data Schedule

           (b)    Reports on Form 8-K

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PEDIATRIX MEDICAL GROUP, INC.



Date:  August 12, 1997                By: /s/ ROGER J. MEDEL
                                          --------------------------------------
                                          Roger J. Medel, President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)


Date:  August 12, 1997                By: /s/ LAWRENCE M. MULLEN
                                          --------------------------------------
                                          Lawrence M. Mullen, Vice President and
                                          Chief Financial Officer (Principal
                                          Financial and Accounting Officer)