Form 10-Q
period 1997-09-30
PEDIATRIX MEDICAL GROUP INC
filed 1997-11-14
CIK 893949

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

At November 3, 1997, the Registrant had 15,076,010 shares of $0.01 par value common stock outstanding.

                         PEDIATRIX MEDICAL GROUP, INC.

                                     INDEX


                                                                                                               PAGE
                                                                                                               ----
PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 1997 (Unaudited),
  and December 31, 1996.........................................................................................  3

Condensed Consolidated Statements of Income for the Three and Nine Months Ended
  September 30, 1997, and 1996 (Unaudited)......................................................................  4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
  September 30, 1997, and 1996 (Unaudited)......................................................................  5

Notes to Condensed Consolidated Financial Statements............................................................  6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................................................  9


PART II - OTHER INFORMATION..................................................................................... 11


SIGNATURES...................................................................................................... 13

                                       2

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         PEDIATRIX MEDICAL GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            SEPTEMBER 30,                  DECEMBER 31,
                                                                1997                          1996
                                                            (UNAUDITED)
                                                         ------------------            -------------------

                                                                          (IN THOUSANDS)
ASSETS
Current assets:
     Cash and cash equivalents                           $           11,322            $           18,435
     Investments in marketable securities                            27,026                        57,218
     Accounts receivable, net                                        32,957                        23,396
     Prepaid expenses                                                 1,354                         1,283
     Other current assets                                               450                           375
     Income taxes receivable                                             --                           202
                                                         ------------------            ------------------
         Total current assets                                        73,109                       100,909
Property and equipment, net                                           9,573                         8,676
Other assets, net                                                   102,130                        49,441
                                                         ==================            ==================
         Total assets                                    $          184,812            $          159,026
                                                         ==================            ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
     Accounts payable and accrued expenses               $           14,812            $           13,423
     Income taxes payable                                             2,159                            --
     Current portion of note payable                                    200                           200
     Deferred income taxes                                            8,292                         6,099
                                                         ------------------            ------------------
         Total current liabilities                                   25,463                        19,722
Note payable                                                          2,600                         2,750
Deferred income taxes                                                 1,265                           233
                                                         ------------------            ------------------
         Total liabilities                                           29,328                        22,705
                                                         ------------------            ------------------
Commitments and contingencies
Stockholders' equity:
     Preferred stock                                                     --                            --
     Common stock                                                       151                           149
     Additional paid-in capital                                     120,570                       116,037
     Retained earnings                                               34,744                        20,165
     Unrealized gain (loss) on investments                               19                           (30)
                                                         ------------------            ------------------
         Total stockholders' equity                                 155,484                       136,321
                                                         ------------------            ------------------
         Total liabilities and stockholders' equity      $          184,812            $          159,026
                                                         ==================            ==================

                 The accompanying notes are an integral part of
                           these financial statements

                         PEDIATRIX MEDICAL GROUP, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)


                                                          THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                            SEPTEMBER 30,                              SEPTEMBER 30,
                                                 -------------------------------------      -------------------------------------
                                                      1997                  1996                 1997                 1996
                                                 ----------------      ---------------      ---------------      ----------------

                                                                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

   Net patient service revenue                    $       34,444       $       22,404       $       92,056       $        56,339
   Operating expenses:
      Salaries and benefits                               21,874               14,526               59,257                36,863
      Supplies & other operating expenses                  2,467                1,740                6,927                 4,222
      Depreciation and amortization                        1,278                  543                3,069                 1,111

                                                 ---------------       --------------       --------------       ---------------
            Total operating expenses                      25,619               16,809               69,253                42,196
                                                 ---------------       --------------       --------------       ---------------

            Income from operations                         8,825                5,595               22,803                14,143

   Investment income                                         422                  535                1,720                 1,457
   Interest expense                                          (76)                 (80)                (225)                 (142)
                                                 ---------------       --------------       --------------       ---------------
            Income before income taxes                     9,171                6,050               24,298                15,458
   Income tax provision                                    3,668                2,485                9,719                 6,246
                                                 ---------------       --------------       --------------       ---------------

        Net income                               $         5,503       $        3,565       $       14,579       $         9,212
                                                 ===============       ==============       ==============       ===============

   Per share data:
        Net income per common and common
        common equivalent share:

            Primary                              $           .35       $          .24       $          .93       $           .65
                                                 ===============       ==============       ==============       ===============

            Fully diluted                        $           .35       $          .24       $          .93       $           .65
                                                 ===============       ==============       ==============       ===============

        Weighted average shares used in
        computing net income per
        common and common equivalent
        share:

            Primary                                       15,853               14,994               15,692                14,188
                                                 ===============       ==============       ==============       ===============

            Fully diluted                                 15,853               15,047               15,745                14,215
                                                 ===============       ==============       ==============       ===============


                 The accompanying notes are an integral part of
                           these financial statements

                         PEDIATRIX MEDICAL GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                          -------------------------------------------
                                                                               1997                       1996
                                                                          ----------------          -----------------

                                                                                        (IN THOUSANDS)

Cash flows provided (used) by operating activities:
     Net income                                                           $        14,579            $         9,212
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                              3,069                      1,111
         Deferred income taxes                                                      3,225                      3,096
         Changes in assets and liabilities:
              Accounts receivable                                                  (9,561)                    (8,789)
              Prepaid expenses and other current assets                              (146)                        92
              Income taxes receivable/payable                                       4,495                      2,053
              Other assets                                                           (218)                       260
              Accounts payable and accrued expenses                                 2,711                      4,207
                                                                          ---------------            ---------------
                  Net cash provided by operating activities                        18,154                     11,242
                                                                          ---------------            ---------------
Cash flows provided (used) by investing activities:
     Physician group acquisition payments                                         (56,163)                   (39,002)
     Purchase of investments                                                      (10,424)                   (38,459)
     Proceeds from sale of investments                                             40,665                     27,851
     Purchase of property and equipment                                            (1,597)                    (3,825)
                                                                          ---------------            ---------------
                  Net cash used in investing activities                           (27,519)                   (53,435)
                                                                          ---------------            ---------------
Cash flows provided (used) by financing activities:
     Proceeds from mortgage loan                                                       --                      3,000
     Payments on note payable                                                        (150)                      (815)
     Proceeds from issuance of common stock                                         2,402                     59,516
     Payments made to retire common stock                                              --                        (45)
                                                                          ---------------            ---------------
                  Net cash provided by financing activities                         2,252                     61,656
                                                                          ---------------            ---------------
Net increase (decrease) in cash and cash equivalents                               (7,113)                    19,463
Cash and cash equivalents at beginning of period                                   18,435                     18,499
                                                                          ---------------            ---------------
Cash and cash equivalents at end of period                                $        11,322            $        37,962
                                                                          ===============            ===============

                 The accompanying notes are an integral part of
                           these financial statements

                         PEDIATRIX MEDICAL GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

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

         The results of operations for the three and nine months ended September 30, 1997, are not necessarily indicative of the results of operations to be expected for the year ended December 31, 1997. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1997.

2.       BUSINESS ACQUISITIONS:

         During the first nine months of 1997, the Company completed the acquisition of nine physician group practices in various locations throughout the country. Additionally, three neonatal intensive care units (NICUs) were added through the Company's internal marketing activities. Total cash paid for these units approximated $52 million, adding a total of 29 NICUs.

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

         The following unaudited pro forma information combines the consolidated results of operations of the Company and the physician group practices acquired during 1996 and 1997 as if the acquisitions had occurred on January 1, 1996:


                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                       -----------------------------------------------
                                                              1997                        1996
                                                       ------------------             ----------------

                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
         Net patient service revenue                   $           98,659             $         82,256
         Net income                                                14,675                       10,478
         Net income per share:
           Primary                                                    .94                          .74
           Fully diluted                                              .93                          .74


                                  (UNAUDITED)


         The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.


3.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

         Accounts payable and accrued expenses consists of the following:




                                                                   SEPTEMBER 30,            DECEMBER 31,
                                                                      1997                     1996
                                                                ----------------          --------------
                                                                              (IN THOUSANDS)
         Accounts payable..............................         $          2,592          $        2,489
         Accrued salaries and bonuses..................                    4,479                   3,508
         Accrued payroll taxes and benefits............                    3,007                   2,009
         Accrued professional liability coverage.......                    3,373                   2,413
         Other accrued expenses........................                    1,361                   3,004
                                                                ----------------          --------------

                                                                $         14,812          $       13,423
                                                                ================          ==============


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

                                  (UNAUDITED)

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

6.       CHANGES TO ACCOUNTING PRONOUNCEMENTS:

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This statement is designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. Under the provisions of SFAS 128, basic EPS would have been $.37 and $.25 for the three months ended September 30, 1997, and 1996, respectively, and $.97 and $.68 for the nine months ended September 30, 1997, and 1996, respectively. Diluted EPS would have been the same as the reported amounts.

7.       SUBSEQUENT EVENTS:

         Subsequent to September 30, 1997, the Company completed the acquisition of one physician group practice. Total cash paid for this acquisition approximated $3.5 million. The acquisition will be accounted for using the purchase method of accounting.

         On October 21, 1997 the Company increased the amount of funds available under its credit facility from $30.0 million to $75.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 1997, AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

         The Company reported net patient service revenue of $34.4 million for the three months ended September 30, 1997, as compared with $22.4 million for the same period in 1996, a growth rate of 53.7%. This $12.0 million increase was primarily attributable to new units, including units at which the Company provides services as a result of acquisitions. Same unit patient service revenue, exclusive of administrative fees, was essentially flat for the three months ended September 30, 1997, compared to the same period in 1996. Same units are those units at which the Company provided services for the entire period for which the percentage is calculated and the entire comparable period.

         Salaries and benefits increased $7.4 million, or 50.6% to $21.9 million for the three months ended September 30, 1997, as compared with $14.5 million for the same period in 1996. Of this $7.4 million increase, $5.4 million was attributable to hiring new physicians, primarily to support new unit growth, and the remaining $2.0 million was primarily attributable to increased support staff and resources added in the areas of nursing, executive management and billing and reimbursement. Supplies and other operating expenses increased $727,000, or 41.8% to $2.5 million for the three months ended September 30, 1997, as compared with $1.7 million for the same period in 1996, primarily as a result of new units. Depreciation and amortization expense increased by $735,000, or 135.4% to $1.3 million for the three months ended September 30, 1997, as compared with $543,000 for the same period in 1996, primarily as a result of amortization of goodwill in connection with acquisitions.

         Income from operations increased approximately $3.2 million, or 57.7%, to $8.8 million for the three months ended September 30, 1997, as compared with $5.6 million for the same period in 1996. The increase in income from operations was primarily due to increased volume, principally from acquisitions.

         The Company earned investment income of approximately $422,000 for the three months ended September 30, 1997, as compared with $535,000 for the same period in 1996. The decrease in investment income resulted primarily from funds used in connection with acquisitions.

         The effective income tax rate was approximately 40% and 41% for the three month periods ended September 30, 1997, and 1996, respectively.

         Net income increased 54.4% to $5.5 million for the three months ended September 30, 1997, as compared with $3.6 million for the same period in 1996. Net income as a percentage of net patient service revenue increased to 16.0% for the three months ended September 30, 1997, compared to 15.9% for the same period in 1996.

         NINE MONTHS ENDED SEPTEMBER 30, 1997, AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

         The Company reported net patient service revenue of $92.1 million for the nine months ended September 30, 1997, as compared with $56.3 million for the same period in 1996, a growth rate of 63.4%. This $35.8 million increase was primarily attributable to new units. Same unit patient service revenue, exclusive of administrative fees, increased $600,000, or 1.7%, for the nine months ended September 30, 1997, compared to the same period in 1996. Same units are those units at which the Company provided services for the entire period for which the percentage is calculated and the entire comparable period.

         Salaries and benefits increased $22.4 million, or 60.7% to $59.3 million for the nine months ended September 30, 1997, as compared with $36.9 million for the same period in 1996. Of this $22.4 million increase, $16.7 million was attributable to hiring new physicians, primarily to support new unit growth, and the remaining $5.7 million was primarily attributable to increased support staff and resources added in the areas of nursing, executive management and billing and reimbursement. Supplies and other operating expenses increased $2.7 million, or 64.1% to $6.9 million for the nine months ended September 30, 1997, as compared with $4.2 million for the same period in 1996, primarily as a result of new units. Depreciation and amortization expense increased by $2.0 million, or 176.2% to $3.1 million for the nine months ended September 30, 1997, as compared with $1.1 million for the same period in 1996, primarily as a result of amortization of goodwill in connection with acquisitions.

         Income from operations increased approximately $8.7 million, or 61.2%, to $22.8 million for the nine months ended September 30, 1997, as compared with $14.1 million for the same period in 1996. The increase in income from operations was primarily due to increased volume, principally from acquisitions.

         The Company earned investment income of approximately $1.7 million for the nine months ended September 30, 1997, as compared with $1.5 million for the same period in 1996. The increase in investment income resulted primarily from additional funds available for investment due to proceeds from the secondary public offering completed in the third quarter of 1996 as well as cash flow from operations. These amounts were offset by funds used in connection with acquisitions.

         The effective income tax rate was approximately 40% for the nine month periods ended September 30, 1997, and 1996.

         Net income increased 58.3% to $14.6 million for the nine months ended September 30, 1997, as compared with $9.2 million for the same period in 1996. Net income as a percentage of net patient service revenue decreased to 15.8% for the nine months ended September 30, 1997, compared to 16.4% for the same period in 1996, primarily as a result of amortization of goodwill in connection with acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1997, the Company had working capital of approximately $47.6 million, a decrease of $33.6 million from the working capital of $81.2 million available at December 31, 1996. The decrease is principally a result of funds utilized for acquisitions during the first nine months of 1997, offset by cash generated from operations.

         During the nine months ended September 30, 1997, capital expenditures amounted to approximately $1.6 million principally for computer hardware and software and furniture and fixtures. For the remainder of 1997, the Company anticipates capital expenditures of approximately $500,000, principally for computer hardware and software.

         On October 21, 1997 the Company increased the amount of funds available under its credit facility from $30.0 million to $75.0 million. The Company anticipates that funds generated from operations together with cash and marketable securities on hand and funds available under its credit facility, will be sufficient to meet its working capital requirements and finance any required capital expenditures for at least the next twelve months.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.
               10.36 Amendment No. 2 to First Amended and Restated Credit Agreement, dated October 21, 1997, between Pediatrix, certain PA contractors, BankBoston and SunTrust Bank.
               11.1    Statement Re:  Computation of Per Share Earnings
               27.1    Financial Data Schedule

         (b)   Reports on Form 8-K
               None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PEDIATRIX MEDICAL GROUP, INC.



Date: November 12, 1997                By: /s/ Roger J. Medel
                                           --------------------------------------------------------
                                           Roger J. Medel, President and Chief Executive
                                           Officer (Principal Executive Officer)

Date: November 12, 1997                By: /s/ Lawrence M. Mullen
                                           --------------------------------------------------------
                                           Lawrence M. Mullen, Vice President and Chief
                                           Financial Officer (Principal Financial and Accounting
                                           Officer)