Form 10-K
period 1997-12-31
PEDIATRIX MEDICAL GROUP INC
filed 1998-03-31
CIK 893949

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended              DECEMBER 31, 1997
                                  ---------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                  to
                                        -----------------   --------------------

         Commission file number                  02-26762
                               -------------------------------------------------

                          PEDIATRIX MEDICAL GROUP, INC.
            (Exchange name of registrant as specified in its charter)

                      FLORIDA                                    65-0271219
                      -------                                    ----------
           (State or other jurisdiction)                      (I.R.S. Employer
         of incorporation or organization)                   Identification No.)

         1455 NORTH PARK DRIVE, FT. LAUDERDALE, FLORIDA            33326
           (Address of principal executive offices)              (Zip Code)

       (Registrant's telephone number, including area code) (954) 384-0175

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each
          Title of each class                 exchange on which registered
          -------------------                 ----------------------------
             COMMON STOCK                       NEW YORK STOCK EXCHANGE
      $.01 PAR VALUE PER SHARE

        Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of shares of Common Stock held by non-affiliates of the registrant as of March 17, 1998, was approximately $373,624,525 based on a $41.38 closing sales price for the Common Stock on the New York Stock Exchange on such date. For purposes of this computation, all executive officers, directors and 5% beneficial owners of the common stock of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors, officers or 5% beneficial owners are, in fact, affiliates of the registrant.

         The number of shares of Common Stock, $.01 par value, of the registrant outstanding as of March 17, 1998 were 15,175,087.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the following documents have been incorporated by reference into the parts indicated: The registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report - Part III.

================================================================================

                                 INDEX TO ITEMS

PART I............................................................................................................3
         Item 1.     Business.....................................................................................3
         Item 2.     Properties..................................................................................15
         Item 3.     Legal Proceedings...........................................................................15
         Item 4.     Submission of Matters to a Vote of Security Holders.........................................15

PART II..........................................................................................................15
         Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters...................15
         Item 6.     Selected Financial Data.....................................................................17
         Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
                     Operations..................................................................................18
         Item 8.     Financial Statements and Supplementary Data.................................................23
         Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
                     Disclosure..................................................................................43

PART III.........................................................................................................43
         Item 10.    Directors and Executive Officers of the Registrant..........................................43
         Item 11.    Executive Compensation......................................................................43
         Item 12.    Security Ownership of Certain Beneficial Owners and Management..............................43
         Item 13.    Certain Relationships and Related Transactions..............................................43

PART IV..........................................................................................................44
         Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................44

Schedules........................................................................................................45

Exhibits ........................................................................................................46

Signatures.......................................................................................................49

                                     PART I

ITEM 1.  BUSINESS

         Pediatrix Medical Group, Inc. ("PMG") includes its subsidiaries and the professional associations and partnerships (the "PA Contractors") which are separate legal entities that contract with PMG to provide physician services in certain states and Puerto Rico. PMG, its subsidiaries and the PA Contractors are collectively referred to herein as the "Company" or "Pediatrix."

GENERAL

         Pediatrix is the nation's leading provider of physician management services to hospital-based neonatal intensive care units ("NICUs"). NICUs provide medical care to newborn infants with low birth weight and other medical complications, and are staffed with specialized pediatric physicians, known as neonatologists. The Company also provides physician management services to (i) hospital-based pediatric intensive care units ("PICUs"), units which provide medical care to critically ill children and are staffed with specially-trained pediatricians, and (ii) pediatrics departments in hospitals. In addition to the above hospital based services, the Company began providing inpatient and outpatient perinatal services during 1997. Perinatology is a subspecialty of obstetrical medicine that focuses on the diagnostics, management and care of high-risk and/or complicated pregnancies. As of December 31, 1997, the Company provided services to over 100 hospital based units and one perinatology practice in 20 states and Puerto Rico and employed or contracted with approximately 260 physicians.

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

RECENT DEVELOPMENTS

         During 1997, the Company completed ten acquisitions, which added 28 NICUs. Additionally, three NICUs were added through the Company's internal marketing activities. The Company has developed regional networks in Denver, Phoenix, Southern California and Texas and intends to develop additional regional and state-wide networks. The Company believes these networks, augmented by ongoing marketing and acquisition efforts, will strengthen its position with managed care organizations and other third party payors.

         During the period of January 1 through March 25, 1998, the Company completed the acquisition of five neonatal and three perinatal practices. In addition, one NICU was added through internal marketing efforts.

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

         The Company believes that hospitals will continue to outsource certain units, such as NICUs, on a contract management basis. NICUs present significant operational challenges for hospitals, including complex billing procedures, highly variable admissions rates, and difficulties in recruiting and retaining qualified physicians. These operational challenges generally make it difficult for hospitals to operate these units profitably. Traditionally, hospitals have staffed their NICUs internally, through affiliations with small, local physician groups or with independent practitioners. These small practices typically lack the necessary expertise and support services in billing and reimbursement, recruiting and effective medical management to operate NICUs on a cost-effective basis. Hospitals are increasingly seeking to contract with physician management services organizations that have the capital resources, information and reimbursement systems and practice management expertise that NICUs require to accept and manage risk in the evolving managed care environment.

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

              FOCUS ON NEONATOLOGY, PERINATOLOGY AND PEDIATRICS. Since its founding in 1979, the Company has focused primarily on neonatology and pediatrics. As a result of this focus, the Company believes it has (i) developed significant expertise in the complexities of billing and reimbursement for neonatology physician services and (ii) a competitive advantage in recruiting and retaining neonatologists seeking to join a group practice. The Company believes its continued focus will allow it to enhance its position as the nation's leading provider of physician management services to NICUs. In 1997, the Company began providing perinatal services in cooperation with one of its hospital customers. The Company is continuing to pursue the integration of perinatology and, in the future, will investigate obstetrics and other areas of pediatrics beyond neonatology.

              ACQUIRE NEONATAL AND PERINATAL PHYSICIAN GROUP PRACTICES. The Company intends to further increase the number of locations at which it provides physician management services by acquiring well-established neonatal and perinatal physician group practices. The Company believes that it will continue to benefit from physicians joining larger practice groups in an effort to increase negotiating power with managed care organizations and eliminate administrative burdens, while maintaining clinical autonomy. The Company completed its first acquisition of a neonatology physician group practice in California in July 1995 and since has completed acquisitions of an additional 28 physician group practices. The Company is actively pursuing acquisitions of other neonatal and perinatal physician group practices. No assurance can be given that future acquisition candidates will be identified or that any future acquisitions will be consummated. See "Recent Developments" and "Factors to be Considered - Risks Relating to Acquisition Strategy."

              DEVELOP REGIONAL NETWORKS. The Company intends to develop regional and state-wide networks of NICUs in geographic areas with high concentrations of births. The Company operates regional networks in Colorado, Arizona, Southern California and Texas. The Company believes that the development of regional and state-wide networks will strengthen its position with third party payors, such as Medicaid and managed care organizations, since such networks will offer more choice to the patients of third party payors.

              INCREASE SAME UNIT GROWTH. The Company seeks to provide its services to hospitals where the Company can benefit from increased admissions and intends to increase revenues at existing units by providing support to areas of the hospital outside the NICU, particularly in the obstetrics, nursery and pediatrics departments, where immediate accessibility to specialized care is critical. These services generate incremental revenue to the Company, contribute to the Company's overall profitability, enhance the hospital's profitability, strengthen the Company's relationship with the hospital, and assist the hospital in attracting more admissions by enhancing the hospital's reputation in the community as a full-service critical care provider.

              ASSIST HOSPITALS TO CONTROL COSTS. The Company intends to continue assisting hospitals to control costs. The Company's comprehensive care model, which promotes early intervention by neonatologists in emergency situations, as well as the retention of qualified neonatologists, improves the overall cost effectiveness of care. The Company believes that its ability to assist hospitals to control costs will allow it to continue to be successful in adding new units at which the Company provides physician management services.

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

PHYSICIAN MANAGEMENT SERVICES

         The Company provides physician management services to NICUs, providing
(i) a medical director to manage the unit, (ii) recruiting, staffing and scheduling of physicians and certain other medical staff, (iii) neonatology and pediatric support to other hospital departments, (iv) pediatric subspecialty services and (v) billing and reimbursement expertise and services. These physician management services include:

             UNIT MANAGEMENT. The Company staffs each unit it manages with a medical director who reports to a Regional Medical Officer ("RMO") of the Company. The RMOs and all medical directors at these units are board certified or board eligible in neonatology, pediatrics, pediatric critical care or pediatric cardiology. In addition to providing medical care and physician management in the unit, the medical director is responsible for
     (i) the overall management of the unit, including quality of care, professional discipline, utilization review, physician recruitment, staffing and scheduling, (ii) serving as a liaison to the hospital administration, (iii) maintaining professional and public relations in the hospital and the community and (iv) monitoring the Company's financial performance within the unit.

             RECRUITING, STAFFING AND SCHEDULING. The Company is responsible for recruiting, staffing and scheduling the neonatologists, pediatricians and advanced registered nurse practitioners ("ARNPs") within the NICU. The Company's recruiting department maintains an extensive database of neonatologists and pediatricians nationwide from which to draw for recruiting purposes. All candidates are pre-screened and their credentials, licensure and references are checked and verified by the Company. The RMOs and the medical directors play a key role in the recruiting and interviewing process before candidates are introduced to hospital administrators. The units managed by the Company are staffed with at least one neonatologist or pediatrician on site or available on call. All of these physicians are board certified or board eligible in neonatology, pediatrics, pediatric critical care or pediatric cardiology. The Company also employs or contracts with ARNPs, who assist medical directors and other physicians in operating the units. All ARNPs have either a certificate as a neonatal nurse practitioner or pediatric nurse practitioner or a masters degree in nursing, and have previous neonatal or pediatric experience. With respect to the physicians that are employed by or under contract with the Company, the Company assumes responsibility for salaries, benefits, bonuses, group health insurance and physician malpractice insurance. See "Business -- Contractual Relationships."

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

             PEDIATRIC SUBSPECIALTIES. The Company has developed a pediatric cardiology program consisting of several pediatric cardiologists to complement and enhance its comprehensive care model. These physicians provide out-patient services in offices outside contracting hospitals and assist attending physicians at certain hospitals. The Company is exploring the possibility of expanding the existing program in pediatric cardiology in line with the Company's other strategic objectives in neonatology and pediatric intensive care. Expansion of the program will depend in part on the demand for such critical care services at hospitals and by payor groups.

             PERINATOLOGY. The Company has developed, in conjunction with a hospital customer, a perinatal practice to manage the care of high-risk and/or complicated pregnancies. The services provided include highly technical invasive and non-invasive diagnostic procedures, sophisticated medical consultations and hands-on patient management or co-management, including deliveries. Since a significant portion of the pregnancies managed by perinatologists result in admissions in the NICU, it is expected that the addition of these services will result in better patient care. The Company is continuing to pursue the development of perinatal programs in other locations where it currently provides services to NICUs. See "Business - Recent Developments."

             BILLING AND REIMBURSEMENT. The Company assumes responsibility for all aspects of the billing, reimbursement and collection process relating to physician services. Patients and/or third party payors receive a bill from the Company for physician services, and the hospital bills and collects separately for all other services. To address the increasingly complex and time-consuming processing for obtaining reimbursement for medical services, the Company has invested in both the technical and human resources necessary to create an efficient billing and reimbursement process, including specific claim forms and software systems. The Company begins this process by providing training to physicians that emphasizes a detailed review of and proper coding protocol for all procedures performed and services provided to achieve appropriate collection of revenues for physician services. The Company's billing and collection operations are conducted from its corporate headquarters in Ft. Lauderdale, Florida, as well as regional business offices in Orange, California and Dallas, Texas.

MARKETING

         Historically, most of the Company's growth was generated internally through marketing efforts and referrals. Beginning in the latter part of 1995, the Company significantly increased its acquisition activities to capitalize on the opportunities created by the trend toward consolidation in the healthcare industry. The Company's marketing program to physician groups consists of (i) market research to identify established physician groups, (ii) telemarketing to identify and contact acquisition candidates, as well as hospitals with high demand for NICU services, and (iii) other sales and business development personnel that conduct on-site visits along with senior management. The Company also advertises its services in hospital and healthcare trade journals, participates at hospital and physician trade conferences, and markets its services directly to hospital administrators and medical staff. In addition, the Company intends to focus on developing additional regional networks and state-wide networks to strengthen its position with managed care organizations and other third party payors.

MANAGEMENT INFORMATION SYSTEMS

         The Company maintains several systems to support day-to-day operations, business development and ongoing clinical and business analysis, including (i) a Company-wide electronic mail system to assist intracompany communications and conferencing, (ii) an intranet site to facilitate clinical research and interaction among physicians regarding clinical matters on a real-time basis,
(iii) electronic interchange with payors utilizing electronic benefits verification and claims submission, (iv) a database used by the business development and marketing departments in recruiting individual physicians and identifying potential neonatal and perinatal physician group acquisition candidates, which is updated through telemarketing activities, personal contacts, professional journals and mail solicitation, (v) electronic imaging to streamline accessibility to operational documents, and (vi) a clinical tracking system used by the physicians to assist in the creation of their respective paperwork and establish the basis for the consolidated clinical information database used to support the Company's education, research and quality assurance programs. Ongoing development will provide even greater streamlining of information from the clinical systems through the reimbursement process, allowing the overall process to be expedited further.

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

CONTRACTUAL RELATIONSHIPS

         HOSPITAL RELATIONSHIPS. Many of the Company's contracts with hospitals grant the Company the exclusive right and responsibility to manage the provision of physician management services to the NICUs. The contracts typically have terms of three to five years and renew automatically for additional terms of one to five years unless otherwise terminated by either party. The contracts typically provide that either party may terminate the agreement prior to the expiration of the initial term in the event of material breach by the other party and failure to cure after the notice and cure period has expired.

         The Company bills for the physicians' services on a fee-for-service basis separately from other charges billed by the hospital. Certain contracting hospitals that do not generate sufficient patient volume agree to pay the Company administrative fees to assure a minimum revenue level. Administrative fees include guaranteed payments to the Company, as well as fees paid to the Company by certain hospitals for administrative services performed by the Company's medical directors at such hospitals. Administrative fees accounted for 12%, 8% and 5% of the Company's net patient service revenue during 1995, 1996 and 1997, respectively. The hospital contracts typically require that the Company and the physicians performing services maintain minimum levels of professional and general liability insurance. The Company contracts for and pays the premiums for such insurance on behalf of the physicians. See "Business -- Professional Liability and Insurance."

         PAYOR RELATIONSHIPS. While virtually all of the Company's contracts with third party payors are discounted fee-for-service contracts, as of December 31, 1997, the Company had eight contracts that provide for capitated payments, with payors located in California, Arizona, Texas and Florida. The Company is prepared to enter into capitation arrangements with other third party payors. In the event the Company enters into relationships with third party payors with respect to regional and state-wide networks, such relationships may be on a capitated basis. See "Factors to be Considered - Impact of Payor Discounts and Capitation Arrangements."

         PA CONTRACTOR RELATIONSHIPS. PMG has entered into management agreements ("PA Management Agreements") with PA Contractors in all states in which it operates, other than Florida. There is at least one PA Contractor in each state in which the Company operates. Each PA Contractor is owned by a physician licensed in the jurisdiction in which the PA Contractor operates, who is also an officer of the PA Contractor. Under the PA Management Agreements, the PA Contractors delegate to PMG the administrative, management and support functions (but not any functions constituting the practice of medicine) that the PA Contractors have agreed to provide to the hospital. In consideration of such services, each PA Contractor pays PMG a percentage of the PA Contractor's gross revenue (but in no event greater than the net profits of such PA Contractor), or a flat fee. PMG has the discretion to determine whether the fee shall be paid on a monthly, quarterly or annual basis. The management fee may be adjusted from time to time to reflect industry standards and the range of services provided by the PA Contractor. The agreements provide that the term of the arrangements are permanent, subject only to termination by PMG, and that the PA Contractor shall not terminate the agreement without PMG's prior written consent. Also, the agreements provide that PMG or its assigns has the right, but not the obligation, to purchase the stock of the PA Contractor. See Note 2 to the Consolidated Financial Statements and "Factors to be Considered - State Laws Regarding Prohibition of Corporate Practice of Medicine."

         PHYSICIAN RELATIONSHIPS. The Company contracts with the PA Contractors to provide the medical services required to fulfill its obligations to hospitals. The physician employment agreements typically have terms of three to five years and can be terminated by either party at any time upon 90 days prior written notice. The physicians generally receive a base salary plus a productivity bonus. The physician is required to hold a valid license to practice medicine in the appropriate jurisdiction in which the physician practices and to become a member of the medical staff, with appropriate privileges at the hospital. The Company is responsible for billing patients and third party payors for services rendered by the physician, and the Company has the exclusive right to establish the schedule of fees to be charged for such services. Substantially all of the physicians employed by PMG or the PA Contractors have agreed not to compete with PMG or the PA Contractor within a specified radius of any hospital for which the physician is rendering medical services for a period of one to two years after termination of employment. The Company contracts for and pays the premiums for professional liability insurance on behalf of the physicians. See "Business -- Professional Liability and Insurance."

         ACQUISITIONS. The Company structures acquisitions of physician practice groups as asset purchases, stock purchases and stock mergers. Generally, these structures provide for: (i) the assignment to the Company of the contracts between the physician practice group and the hospital at which the physician practice group provides medical services; (ii) physician "tail insurance" coverage under which the Company is an insured party to cover malpractice liabilities that may arise after the date of the acquisition which relate to events prior to the acquisition; and (iii) indemnification to the Company by the previous owners of the acquired entity. Generally, in acquisitions structured as asset purchases, the Company does not acquire the physician practice group's receivables or liabilities, including professional liability claims, arising from the physician practice group's activities prior to the date of the acquisition. Generally, in acquisitions structured as stock purchases or stock mergers, the physician practice group's receivables (net of any liabilities accruing prior to the acquisition and permitted indemnification claims) are assigned to the former owners of the physician practice group.

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

         Approximately 23% and 22% of the Company's net patient service revenue in 1996 and 1997, respectively, was derived from payments made by government-sponsored healthcare programs (principally Medicaid). These programs are subject to substantial regulation by the federal and state governments. Any change in reimbursement regulations, policies, practices, interpretations or statutes that places material limitations on reimbursement amounts or practices could adversely affect the operations of the Company. Medicaid and other government reimbursement programs are increasingly shifting to managed care, which could result in reduced payments to the Company for Medicaid patients. In addition, funds received under these programs are subject to audit with respect to the proper billing for physician services and, accordingly, retroactive adjustments of revenue from these programs may occur. See "Factors to be Considered -- Reliance upon Government Programs; Possible Reduction in Reimbursement."

         The Company is also subject to (i) certain provisions of the Social Security Act, commonly referred to as the "Anti-kickback Statute," which prohibits entities, such as the Company, from offering, paying, soliciting, or receiving any form of remuneration in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the recommendation, arrangement, purchase, lease, or order of items or services that are covered by Medicare or state health programs, (ii) prohibitions against physician referrals, commonly known as "Stark II," which prohibit, subject to certain exemptions, a physician or a member of his immediate family from referring Medicare or Medicaid patients to an entity providing "designated health services" (which include inpatient and outpatient hospital services) in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement including the physician's own group practice, (iii) state and federal civil and criminal statutes imposing substantial penalties, including civil and criminal fines and imprisonment, on healthcare providers which fraudulently or wrongfully bill governmental or other third party payors for healthcare services and (iv) state laws similar to the Anti-Kickback statute and Stark II which, in many cases, apply to privately paid or insured services as well as services covered under governmentally sponsored health care programs. Although the Company believes that it is not in violation of these provisions, there can be no assurance that the Company's current or future practices will not be found to be in violation of these provisions, and any such finding could have a material adverse effect on the Company. See "Factors to be Considered -- Risk of Applicability of Anti-Kickback and Self-Referral Laws."

         In addition, business corporations such as PMG are generally not permitted under state law to practice medicine, exercise control over the medical judgments or decisions of physicians, or engage in certain practices such as fee-splitting with physicians. In states where PMG is not permitted to practice medicine, the Company performs only nonmedical administrative services, does not represent to the public or its clients that it offers medical services and does not exercise influence or control over the practice of medicine by the PA Contractors or the physicians employed by the PA Contractors. Accordingly, the Company believes it is not in violation of applicable state laws relating to the practice of medicine. In most states, PMG contracts with the PA Contractors (which are owned by a licensed physician employed by the respective PA Contractor), which in turn employ or contract with physicians to provide necessary physician services. There can be no assurance that regulatory authorities or other parties will not assert that PMG is engaged in the corporate practice of medicine or that the percentage fee arrangements between PMG and the PA Contractors constitute fee-splitting or the corporate practice of medicine. If such a claim were successfully asserted in any jurisdiction, PMG could be subject to civil and criminal penalties under such jurisdiction's laws and could be required to restructure its contractual arrangements, which could have a material adverse effect on the Company's financial condition and results of operations. See "Factors to be Considered -- State Laws Regarding Prohibition of Corporate Practice of Medicine."

         In addition to current regulation, the public and state and federal governments have recently focused significant attention on reforming the healthcare system in the United States. Although the Company cannot predict whether these or other reductions in the Medicare or Medicaid programs will be adopted, the adoption of such proposals could have a material adverse effect on the Company's business. Concern about such proposals has been reflected in volatility of the stock prices of companies in healthcare and related industries. See "Factors to be Considered -- Healthcare Regulatory Environment Could Increase Restrictions on the Company."

PROFESSIONAL LIABILITY AND INSURANCE

         The Company's business entails an inherent risk of claims of physician professional liability. The Company maintains professional liability insurance and general liability insurance on a claims-made basis in accordance with standard industry practice. The Company believes that its coverage is appropriate based upon claims experience and the nature and risks of its business. There can be no assurance that a pending or future claim or claims will not be successful or if successful will not exceed the limits of available insurance coverage or that such coverage will continue to be available at acceptable costs and on favorable terms. See "Factors to be Considered -- Professional Liability and Insurance" and "Legal Proceedings."

         The physicians that are employed by or under contract with the Company are required to obtain professional liability insurance coverage, and the Company contracts for and pays the premiums with respect to such insurance for the physicians. The current professional liability insurance policy expires May 1, 1998 and the Company expects to be able to renew such policy upon expiration.

COMPETITION

         The healthcare industry is highly competitive and has been subject to continual changes in the method in which healthcare services are provided and the manner in which healthcare providers are selected and compensated. The Company believes that private and public reforms in the healthcare industry emphasizing cost containment and accountability will result in an increasing shift of NICU and related pediatric care from highly fragmented, individual or small practice neonatology providers to physician management companies. Companies in other healthcare industry segments, such as managers of other hospital-based specialties or large physician group practices, some of which have financial and other resources greater than those of the Company, may become competitors in providing management of neonatal and pediatric services to hospitals. See "Factors to be Considered -- Competition."

SERVICE MARKS

         The Company has registered the service mark "Pediatrix Medical Group" and its design with the United States Patent and Trademark Office, and has applied for registration of a baby design logo. The United States Patent and Trademark Office has issued a Notice of Allowance and registration should follow in due course.

EMPLOYEES AND PROFESSIONALS UNDER CONTRACT

         In addition to the approximately 260 physicians employed or under contract with the Company as of December 31, 1997, Pediatrix employed or contracted with approximately 60 other clinical professionals and 310 other full-time and part-time employees. The Company's employees are not subject to any collective bargaining agreements.

FACTORS TO BE CONSIDERED

         The parts of this Annual Report on Form 10-K titled "Item 1. Business," "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contain certain forward-looking statements which involve risks and uncertainties. In addition, officers of the Company may from time to time make certain forward-looking statements which also involve risks and uncertainties. Set forth below is a discussion of certain factors that could cause the Company's actual results to differ materially from the results projected in such forward-looking statements. In addition, to the other information contained in this Annual Report on Form 10-K or incorporated by reference herein, such factors should be considered when evaluating the Company and its business.

         HEALTHCARE REGULATORY ENVIRONMENT COULD INCREASE RESTRICTIONS ON THE COMPANY. The healthcare industry and physicians' medical practices are highly regulated. Neonatal and other healthcare services that the Company offers and proposes to offer are subject to extensive federal and state laws and regulations governing state matters such as licensure and certification of facilities and personnel, conduct of operations, audit and retroactive reimbursement policies, adjustment of prior government billings and prohibitions on payments for the referral of business and self referrals. Failure to comply with these laws, or a determination that in the past the Company has failed to comply with these laws, could have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the healthcare regulatory environment will not change so as to restrict the Company's existing operations or limit the expansion of its business. Changes in government regulation could also impose new requirements, involving compliance costs which cannot be recovered through price increases. Finally, under the Health Insurance Portability and Accountability Act of 1996, Congress expanded the powers of and increased funding to the Office of Inspector General of the Department of Health and Human Services to investigate violations of healthcare laws. See "Business -- Government Regulations."

         RELIANCE UPON GOVERNMENT PROGRAMS; POSSIBLE REDUCTION IN REIMBURSEMENT. A significant portion of the Company's net patient service revenue is derived from payments made by government-sponsored healthcare programs (principally Medicaid). Increasing budgetary pressures may lead to reimbursement reductions or limits, reductions in these programs or elimination of coverage for certain individuals or treatments under these programs. Federal legislation could result in a reduction of Medicaid funding or an increase in state discretionary funding through block grants, or a combination thereof. State Medicaid waiver requests if granted by the federal government could increase discretion, or reduce coverage of or funding for certain individuals or treatments under the Medicaid program, in the absence of new federal legislation. Increased state discretion in Medicaid, coupled with the fact that Medicaid expenditures compromised a substantial and growing share of state budgets, could lead to significant reductions in reimbursement. In addition, these programs generally reimburse on a fee schedule basis, rather than a charge-related basis. Therefore, the Company generally cannot increase its revenues by increasing the amount it charges for services provided. To the extent the Company's costs increase, the Company may not be able to recover such cost increases from government reimbursement programs. In various states, Medicaid managed care is encouraged and may become mandated. In such systems, health maintenance organizations ("HMO's") bargain for reimbursement with competing providers and contract with the state to provide benefits to Medicaid enrollees. Such systems are intended and expected to reduce Medicaid reimbursement of providers. Legislation enacted in states could result in reduced payments to the Company for Medicaid patients. Additionally, Proposition 187, which was adopted by referendum in California, but has been enjoined by a California court, may limit the access by illegal aliens to Medicaid funds in California. In the event similar legislation is passed in other states with large illegal alien populations, such as Arizona and Florida, the Company's ability to collect for medical services rendered to such patients could be adversely affected. Changes in government-sponsored healthcare programs which result in the Company being unable to recover cost increases through price increases or otherwise could have a material adverse effect on the Company's financial condition and results of operations. Because of cost containment measures and market changes in non-governmental insurance plans, the Company may not be able to shift cost increases to, or recover them from, non-governmental payors. Also, state and federal statutes impose substantial penalties, including civil and criminal fines and imprisonment, on healthcare providers that fraudulently or wrongfully bill governmental or other third party payors for healthcare services. The federal law prohibiting false billings allows a private person to bring a civil action in the name of the United States government for violations of its provisions. The Company believes it is in material compliance with such laws, but there can be no assurances that the Company's activities will not be challenged or scrutinized by governmental authorities. Noncompliance with such regulations may adversely affect the operations of the Company and subject it to penalties and additional costs. In addition, funds received under government programs are subject to audit with respect to the proper billing for physician services and, accordingly, retroactive adjustments of revenue from these programs may occur. See "Business--Government Regulation."

         STATE LAWS REGARDING PROHIBITION OF CORPORATE PRACTICE OF MEDICINE. Business corporations, such as PMG, are generally not permitted under state law to practice medicine, exercise control over the medical judgments or decisions of physicians or engage in certain practices, such as fee-splitting with physicians. In the states in which the Company operates, other than Florida, there exist potential judicial or governmental interpretations which may extend the scope of the corporate practice of medicine and/or medical practices acts principles. For such reasons, or for business reasons, PMG contracts with the PA Contractors (which are owned by a licensed physician in the state) in such states, which in turn employ or contract with physicians to provide necessary physician management services. There can be no assurance that the regulatory authorities or other parties will not assert that PMG is engaged in the corporate practice of medicine or that the percentage fee arrangements between PMG and the PA Contractors constitute fee-splitting or the corporate practice of medicine. For example, an order by the Florida Board of Medicine, which has been stayed pending its appeal to the Florida courts, concludes that percentage-based management arrangements violate applicable fee-splitting statutes. If such order was upheld and adopted in other jurisdictions, or similar claim was successfully asserted in any jurisdiction, PMG could be subject to civil and criminal penalties under such jurisdiction's laws and could be required to restructure its contractual arrangements. Such results or the inability to successfully restructure contractual arrangements could have a material adverse effect on the Company's financial condition and results of operations. In states where PMG is not permitted to practice medicine, PMG performs only non-medical administrative services, does not represent to the public or its clients that it offers medical services and does not exercise influence or control over the practice of medicine by the physicians employed by the PA Contractors. Accordingly, the Company believes it is not in violation of applicable state laws in relation to the corporate practice of medicine. See "Business-Contractual Relationships."

         RISK OF APPLICABILITY OF ANTI-KICKBACK AND SELF-REFERRAL LAWS. Federal anti-kickback laws and regulations prohibit any knowing and willful offer, payment, solicitation, or receipt of any form of remuneration, either directly or indirectly, in return for, or to induce (i) referral of an individual for a service for which payment may be made by Medicaid or another government-sponsored healthcare program or (ii) purchasing, leasing, ordering or arranging for, or recommending the purchase, lease or order of, any service or item for which payment may be made by a government sponsored healthcare program. Violations of anti-kickback rules are punishable by monetary fines, civil and criminal penalties and exclusion from participation in Medicare and Medicaid programs. Effective January 1, 1995, federal physician self-referral laws became applicable to inpatient and outpatient hospital services. Subject to certain exceptions, these laws, such as "Stark I" and "Stark II," prohibit Medicare or Medicaid payments for services furnished by a physician who has a financial relationship with the entity through ownership, investment, or compensation agreement. Possible sanctions for violation of these laws include civil monetary penalties, exclusion from Medicare and Medicaid programs and forfeiture of amounts collected in violation of such prohibitions. Certain states in which the Company does business have similar anti-kickback, anti-fee-splitting and self-referral laws, imposing substantial penalties for violations. In many cases, such state laws apply to privately insured or paid services as well as services covered under governmentally sponsored plans. The Company's relationships, including fee payments, among PA Contractors, hospital clients and physicians have not been examined by federal or state authorities under these laws and regulations. Although the Company believes it is in compliance with these laws and regulations, there can be no assurance that federal or state regulatory authorities will not challenge the Company's current or future activities under these laws. See "Business-Strategy" and "Business-Government Regulation."

         RISKS RELATING TO ACQUISITION STRATEGY. The Company has expanded and intends to continue to expand its geographic and market penetration primarily through acquisitions of physician group practices. In implementing this acquisition strategy, the Company will compete with other potential acquirers, some of which may have greater financial or operational resources than the Company. Competition for acquisitions may intensify due to the ongoing consolidation in the healthcare industry, which may increase the costs of capitalizing on such opportunities. While the Company has recently completed several acquisitions, there can be no assurance that future acquisition candidates will be identified or that any future acquisition will be consummated or, if consummated, that any acquisition, including the recent acquisitions, will be integrated successfully into the Company's operations or that the Company will be successful in achieving its objectives. The recent acquisitions also involve numerous short and long term risks, including diversion of management's attention, failure to retain key personnel and amortization of acquired intangible assets. The Company may also incur one-time acquisition expenses in connection with acquisitions. Consummation of acquisitions could result in the incurrence or assumption by the Company of additional indebtedness and the issuance of additional equity. The issuance of shares of common stock for an acquisition may result in dilution to shareholders. Also, as the Company enters into new geographic markets, the Company will be required to comply with laws and regulations of states that differ from those in which the Company's operations are currently conducted. There can be no assurance that the Company will be able to effectively establish a presence in these new markets. While many of the expenses arising from the Company's efforts in these areas may have a negative effect on operating results until such time, if at all, as these expenses are offset by increased revenues, there can be no assurance that the Company will be able to implement its acquisition strategy, or that this strategy will be successful. See "Business-Strategy," "Business-Marketing" and "Business-Government Regulation."

         GROWTH STRATEGY; RAPID GROWTH. Since the Initial Public Offering ("IPO") the Company has experienced rapid growth in its business and number of employees. Continued rapid growth may impair the Company's ability to efficiently provide its physician management services and to adequately manage its employees. While the Company is taking steps to manage rapid growth, future results of operations could be materially adversely affected if it is unable to do so effectively.

         QUARTERLY FLUCTUATIONS IN OPERATING RESULTS; POTENTIAL VOLATILITY. The Company has historically experienced and expects to continue to experience quarterly fluctuations in net patient service revenue and associated net income due to unit specific volume and cost fluctuations. The Company has a high level of fixed operating costs, including physician costs, and, as a result, is highly dependent on the volume of births and capacity utilization of NICUs and PICUs to sustain profitability. Results of operations for any quarter are not necessarily indicative of results of operations for any future period or full year. As a result, there can be no assurance that the results of operations will not fluctuate significantly from period to period. There has been significant volatility in the market price of securities of healthcare companies that often has been unrelated to the operating performance of such companies. The Company believes that certain factors, such as legislative and regulatory developments, quarterly fluctuations in the actual or anticipated results of operations of the Company, lower revenues or earnings in the financial results of the Company than those anticipated by securities analysts, the overall economy and the financial markets, could cause the price of Common Stock to fluctuate substantially.

         IMPACT OF PAYOR DISCOUNTS AND CAPITATION ARRANGEMENTS. The evolving managed care environment has created substantial cost containment pressures for the healthcare industry. The Company's business could be adversely affected by reductions in reimbursement amounts or rates, changes in services covered and similar measures which may be implemented by government sponsored healthcare programs or by other third party payors. The Company contracts with payors and managed care organizations traditionally have been fee-for-service arrangements. At December 31, 1997, the Company had eight shared-risk capitated arrangements with payors in California, Arizona, Texas and Florida. These arrangements and many future arrangements may adversely affect the Company's financial condition and results of operations if the Company is unable to limit the risks associated with such arrangements. See "Business-Contractual Relationships," "Business-Government Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         PROFESSIONAL LIABILITY AND INSURANCE. The Company's business entails an inherent risk of claims of physician professional liability. The Company periodically becomes involved as a defendant in medical malpractice lawsuits, some of which are currently ongoing, and is subject to the attendant risk of substantial damage awards. See "Legal Proceedings." The Company's contracts with hospitals generally require the Company to indemnify certain parties for losses resulting from the negligence of physicians who are managed by or affiliated with the Company. While the Company believes it has adequate professional liability insurance coverage, there can be no assurance that a pending or future claim or claims will not be successful or if successful, will not exceed the limits of available insurance coverage or that such coverage will continue to be available at acceptable costs and on favorable terms. See "Business-Professional Liability and Insurance."

         COLLECTION AND REIMBURSEMENT RISK. The Company assumes the financial risk related to collection, including the potential uncollectibility of accounts and delays attendant to reimbursement by third party payors, such as government programs, private insurance plans and managed care plans. Failure to manage adequately the collection risks and working capital demands could have a material adverse effect on the Company's financial condition and results of operations. See "Business-Contractual Relationships" and "Business-Government Regulation."

         CANCELLATION OR NON-RENEWAL OF CONTRACTS. The Company's net patient service revenue is derived primarily from fee-for-service billings for patient care provided by its physicians and from administrative fees. Certain contracting hospitals that do not generate sufficient patient volume pay the Company administrative fees to assure the Company a minimum revenue level. If, at the time of renewal of the contracts with the hospitals currently paying administrative fees to the Company, such hospitals continue to generate insufficient patient volume but elect not to pay administrative fees to assure the Company a minimum revenue level, then the Company could either choose not to renew the contract or renew the contract with lower gross profit margins at such hospitals. The Company's contracts provide for terms of three to five years and are generally terminable by the hospital upon 90 days written notice. While the Company has in most cases been able to negotiate renewal of its contracts in the past, no assurance can be given that the Company's contracts with hospitals will not be canceled or will be renewed in the future or that the administrative fees will be continued. To the extent that the Company's contracts with hospitals are canceled or are not renewed or replaced with other contracts with at least as favorable terms, the Company's financial position and results of operations could be adversely affected. See "Business-Contractual Relationships."

         COMPETITION. The healthcare industry is highly competitive and subject to continual changes in the method in which services are provided and the manner in which healthcare providers are selected and compensated. The Company believes that private and public reforms in the healthcare industry emphasizing cost containment and accountability will result in an increasing shift of NICU and related pediatric care from highly fragmented, individual or small practice neonatology providers to physician practice management companies. Companies in other healthcare industry segments, such as managers of other hospital-based specialties or currently expanding large physician group practices, some of which have financial and other resources greater than those of the Company, may become competitors in providing management of neonatal and pediatric services to hospitals. Increased competition could have a material adverse effect on the Company's financial condition and results of operations. See "Business-Competition."

         DEPENDENCE ON QUALIFIED NEONATALOGISTS. The Company's business strategy is dependent upon its ability to recruit and retain qualified neonatologists. The Company has been able to compete with many types of healthcare providers, as well as teaching, research, and government institutions, for the services of such physicians. No assurance can be given that the Company will be able to continue to recruit and retain a sufficient number of qualified neonatologists who provide services in markets served by the Company on terms similar to its current arrangements. The inability to successfully recruit and retain physicians could adversely affect the Company's ability to service existing or new units at hospitals, or expand its business.

         DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant extent on the continued contributions of its key management, business development, sales and marketing personnel, including one of the Company's principal shareholders, President, Chief Executive Officer and co-founder, Dr. Roger Medel, for management of the Company and successful implementation of its growth strategy. The loss of Dr. Medel or other key personnel could have a material adverse effect on the Company's financial condition, results of operations and plans for future development.

         DEPENDENCE ON PA CONTRACTORS. The Company has a management agreement with a PA Contractor in each state in which it operates except Florida. The agreements provide that the terms of the arrangements are permanent, subject only to termination by PMG and that the PA Contractor shall not terminate the agreement without PMG's prior written consent. Any disruption of the Company's or the PA Contractors' relationships with contracting hospitals (including the determination that the PA Contractors arrangements with PMG constitute the corporate practice of medicine) or any other event adverse to the PA Contractors could have a material adverse effect on the Company's financial condition and results of operations. See "Business-Government Regulation" and "Business-Contractual Relationships."

         ANTI-TAKEOVER PROVISIONS; ISSUANCE OF PREFERRED STOCK. The Company's Articles of Incorporation and Bylaws contain provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire control of, the Company. These provisions establish certain advance notice procedures for nomination of candidates for election as directors and for shareholder proposals to be considered at shareholders' meetings and provide that only the Board of Directors may call special meetings of the shareholders. In addition, the Company's Articles of Incorporation authorize the Board of Directors to issue preferred stock ("Preferred Stock") without shareholder approval and upon such terms as the Board of Directors may determine. While no shares of Preferred Stock are outstanding and the Company has no present plans to issue any shares of Preferred Stock, the rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of any holders of Preferred Stock that may be issued in the future.

         YEAR 2000. The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the transition to the year 2000 and has developed an implementation plan to resolve any related issues. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, by modifying and upgrading its existing software the transition to the year 2000 will not pose significant operational problems. The Company has not had any discussion with its payors to determine the status of their systems. However, if the Company or its vendors or payors do not make the modifications and conversions required on a timely basis it could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 2.           PROPERTIES

         The Company owns its executive offices located in Ft. Lauderdale, Florida (approximately 30,000 square feet) including a new building that was completed in the third quarter of 1996. The Company also leases space in other facilities in various states for its business offices, pediatric cardiology offices, storage space, and temporary housing of medical staff, with aggregate annual rents of approximately $395,000. To facilitate its acquisition and business integration programs, in September 1996, the Company entered into a contract to lease an aircraft. See Note 10 to the Consolidated Financial Statements.

ITEM 3.           LEGAL PROCEEDINGS

         During the ordinary course of business, the Company has become a party to pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice and are generally covered by insurance. The Company believes, based upon the investigations conducted by the Company to date, that the outcome of such legal actions and proceedings, individually or in the aggregate, will not have a material adverse effect on the Company's financial condition, results of operations or liquidity, notwithstanding any possible insurance recovery. If liability results from the medical malpractice claims, there can be no assurance that the Company's medical malpractice insurance coverage will be adequate to cover liabilities arising out of such proceedings. See "Factors to be Considered--Professional Liability and Insurance."

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

         In 1997, the Company was notified by a hospital customer of a dispute regarding the interpretation of the customer's contract with the Company. In December 1997, this dispute was resolved amicably and the Company continues to provide services to this hospital customer.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of security holders during the fiscal quarter ended December 31, 1997.

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

                                      HIGH                  LOW
                                      ----                  ---

         1996
         ----
         First Quarter                40 3/4                22 1/2
         Second Quarter               64 3/4                35 1/4
         Third Quarter                53                    31 1/4
         Fourth Quarter               50 3/8                32

         1997
         ----
         First Quarter                44 1/2                30 1/2
         Second Quarter               46                    28 5/8
         Third Quarter                50 7/16               39 7/8
         Fourth Quarter               46 15/16              38 5/8

         As of March 17, 1998 there were approximately 112 holders of record of the 15,175,087 outstanding shares of Common Stock. The closing sales price for the Common Stock on March 17, 1998 was $41.38.

         The Company did not declare or pay in 1995, 1996 or 1997, nor does it currently intend to declare or pay in the future, any dividends on its Common Stock, but intends to retain all earnings for the operation and expansion of its business. The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, results of operations, capital requirements, the general financial condition of the Company, general business conditions and contractual restrictions on payment of dividends, if any, as well as such other factors as the Board of Directors may deem relevant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA (in thousands, except per share and other operating data)

         The selected consolidated financial data set forth as of and for each of the five years in the period ended December 31, 1997, have been derived from the Consolidated Financial Statements, which statements have been audited by Coopers & Lybrand L.L.P., independent accountants. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and the notes thereto included elsewhere herein.

                                            ------------------------------------------------------------
                                                                YEARS ENDED DECEMBER 31,
                                            ------------------------------------------------------------
                                               1993       1994          1995         1996         1997
                                            --------    ---------    ---------    ---------    ---------
CONSOLIDATED INCOME STATEMENT DATA:
Net patient service revenue                $  23,570    $  32,779    $  43,860    $  80,833    $ 128,850
Operating expenses:
   Salaries and benefits                      14,852       20,723       29,545       52,732       81,486
   Supplies and other operating expenses       2,230        2,774        3,451        6,262        9,765
   Depreciation and amortization                  95          244          363        1,770        4,522
                                           ---------    ---------    ---------    ---------    ---------
     Total operating expenses                 17,177       23,741       33,359       60,764       95,773
                                           ---------    ---------    ---------    ---------    ---------
Income from operations                         6,393        9,038       10,501       20,069       33,077
Investment income                                 45          208          804        2,096        2,102
Interest expense                                (105)         (90)        (117)        (192)        (324)
Other expense, net                               (17)          --           --           --           --
                                           ---------    ---------    ---------    ---------    ---------
Income  before income taxes                    6,316        9,156       11,188       21,973       34,855
Income tax provision                           2,166        3,749        4,475        8,853       13,942
                                           ---------    ---------    ---------    ---------    ---------
Net income (1)                             $   4,150    $   5,407    $   6,713    $  13,120    $  20,913
                                           =========    =========    =========    =========    =========

PER  SHARE DATA:
Net income per common share
   Basic                                                $    0.66    $    0.70    $    0.95    $    1.39
                                                        =========    =========    =========    =========
   Diluted                                              $    0.49    $    0.57    $    0.90    $    1.33
                                                        =========    =========    =========    =========
Weighted average shares outstanding
   Basic                                                    6,272        8,092       13,806       15,021
                                                        =========    =========    =========    =========
   Diluted                                                 10,945       11,855       14,535       15,743
                                                        =========    =========    =========    =========

OTHER OPERATING DATA:
Number of physicians at end of period             52           75          114          195          260
Number of births                              32,532       39,541       59,186      132,796      200,616
NICU admissions                                4,777        5,823        7,611       14,250       21,203
NICU patient days                             59,024       64,615       87,672      185,702      325,199

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents                  $   2,469    $   7,384    $  18,499    $  18,435    $  18,562
Working capital                                8,052       13,772       53,448       81,187       53,908
Total assets                                  14,239       20,295       69,881      159,026      196,812
Total liabilities                              3,762        4,203        7,071       22,705       33,103
Long-term debt, including
    current maturities                           965          879          815        2,950        2,750
Convertible preferred stock(2)                14,401       15,697           --           --           --
Stockholders' equity (deficit)                (3,924)         395       62,810      136,321      163,709

----------------

(1) The net income amounts do not include accrued and unpaid dividends with respect to the Convertible Preferred Stock. See footnote 2 below.

(2) Immediately prior to the consummation of the Company's IPO in September 1995, the Convertible Preferred Stock was converted into 4,571,063 shares of Common Stock and unpaid dividends of approximately $3.7 million were forgiven pursuant to the terms of the Series A Preferred Stock Purchase Agreement, dated as of October 26, 1992. Upon conversion, such amounts were credited to the common stock and additional paid-in capital accounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Pediatrix is the nation's leading provider of physician management services to hospital-based NICUs. The Company also provides physician management services to hospital-based PICUs and pediatric departments in hospitals. Pediatrix was founded in 1979 by Drs. Roger Medel and Gregory Melnick. Since obtaining its first hospital contract in 1980, the Company has grown by increasing revenues at existing units ("same unit growth") and by adding new units.

         In July 1995, the Company completed its first acquisition of a neonatal physician group practice. Since its initial public offering in September 1995, the Company has enhanced its management infrastructure, thereby strengthening its ability to identify acquisition candidates, consummate transactions and integrate acquired physician group practices into the Company's operations. During 1997, the Company completed ten acquisitions, which added 28 NICUs. Additionally, three NICUs were added through the Company's internal marketing activities. The Company has developed networks in Colorado, Arizona, Southern California and Texas and intends to develop additional regional and state-wide networks. The Company believes these networks, augmented by ongoing marketing and acquisition efforts, will strengthen its position with third party payors, such as Medicaid and managed care organizations.

         The Company bills payors for services provided by physicians based upon rates for the specific services provided. The rates are substantially the same for all patients in a particular geographic area regardless of the party responsible for paying the bill. The Company determines its net patient service revenue based upon the difference between the gross fees for services and the ultimate collections from payors which differ from the gross fees due to (i) Medicaid reimbursements at government-established rates, (ii) managed care payments at contracted rates, (iii) various reimbursement plans and negotiated reimbursements from other third parties and (iv) discounted and uncollectible accounts of private pay patients.

         The Company seeks to increase revenue at existing units in hospitals by providing support to areas of the hospital outside the NICU and PICU, particularly in the obstetrics, nursery and pediatric departments, where immediate accessibility to specialized care is critical. The following table indicates the point at which services originate, expressed as a percentage of net patient service revenue, exclusive of administrative fees, for the periods indicated.

                                           YEARS ENDED DECEMBER 31,
                                   --------------------------------------
                                      1995          1996         1997
                                   -----------  -----------   -----------
  NICU                                 74.7%        81.4%        85.4%
  PICU and PEDS                         6.0          3.4          2.2
  Other(1)                             19.3         15.2         12.4
                                   ---------    ---------     --------
                                      100.0%       100.0%       100.0%
                                   =========    =========     ========
-----------------

(1) Represents principally the percentage of net patient service revenue generated by physicians providing support to areas of hospitals outside the NICU and PICU.

PAYOR MIX

         The Company's payor mix is comprised of government (principally Medicaid), managed care, other third parties and private pay patients. The Company benefits when more patients are covered by Medicaid, despite Medicaid's lower reimbursement rates as compared with other payors, because typically these patients would not otherwise be able to pay for services due to lack of insurance coverage. In addition, the Company benefits from the fact that most of the medical services provided at the NICU or PICU are classified as emergency services, a category typically classified as a covered service by managed care payors. A significant increase in the managed care or capitated components of the Company's payor mix, however, could result in reduced reimbursement rates and, in the absence of increased patient volume, could have a material adverse effect on the Company's financial condition and results of operations. The following is a summary of the Company's payor mix, expressed as a percentage of net patient service revenue, exclusive of administrative fees, for the periods indicated (the amounts reported for 1995 and 1996 have been restated to reflect revised classifications in certain payor relationships).

                                             YEARS ENDED DECEMBER 31,
                                ----------------------------------------------
                                      1995           1996           1997
                                -----------------  ------------   ------------
   Government                             24%            23%           22%
   Managed Care                           24             34            31
   Other third parties                    50             42            44
   Private pay                             2              1             3
                                  -----------      ---------      --------
                                         100%           100%          100%
                                  ===========      =========      ========

         The payor mix shown above is not necessarily representative of the amount of services provided to patients covered under these plans. For example, services provided to patients covered under government programs represented approximately 44% of the Company's total gross patient service revenue during 1997.

RESULTS OF OPERATIONS

         The following discussion provides an analysis of the Company's results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes thereto appearing elsewhere in this Annual Report. The operating results for the periods presented were not significantly affected by inflation.

         The following table sets forth, for the periods indicated, certain information related to the Company's operations expressed as a percentage of the Company's net patient service revenue (patient billings net of contractual adjustments and uncollectibles, and including administrative fees):



                                                                       YEARS ENDED DECEMBER 31,
                                                      --------------------------------------------------------
                                                             1995                1996               1997
                                                      -----------------  -----------------   -----------------
  Net patient service revenue                                100.0%              100.0%             100.0%
  Operating expenses:
    Salaries and benefits                                     67.4                65.2               63.2
    Supplies and other operating expenses                      7.9                 7.8                7.6
    Depreciation and amortization                               .8                 2.2                3.5
                                                        -----------          ----------         ----------
       Total operating expenses                               76.1                75.2               74.3
                                                        -----------          ----------         ----------
    Income from operations                                    23.9                24.8               25.7
  Other income, net                                            1.6                 2.4                1.3
                                                        -----------          ----------         ----------
    Income before income taxes                                25.5                27.2               27.0
  Income tax provision                                        10.2                11.0               10.8
                                                        -----------          ----------         ----------
    Net income                                                15.3%               16.2%              16.2%
                                                        ===========          ==========         ==========

YEAR ENDED DECEMBER 31, 1997 AS COMPARED TO YEAR ENDED DECEMBER 31, 1996

         The Company reported net patient service revenue of $128.9 million for the year ended December 31, 1997, as compared with $80.8 million in 1996, a growth rate of 59.4%. Of this $48.1 million increase, approximately $47.5 million, or 98.8%, was attributable to new units, including units at which the Company provides services as a result of acquisitions. Same unit patient service revenue increased approximately $603,000, or 1.2%, for the year ended December 31, 1997, compared to the year ended December 31, 1996. Same units are those units at which the Company provided services for the entire period for which the percentage is calculated and the entire prior comparable period. The same unit growth resulted primarily from volume increases.

         Salaries and benefits increased $28.8 million, or 54.5%, to $81.5 million for the year ended December 31, 1997, as compared with $52.7 million for the same period in 1996. Of this increase, $21.4 million, or 74.3%, was attributable to hiring new physicians, primarily to support new unit growth, and the remaining $7.4 million was primarily attributable to increased support staff and resources added in the areas of nursing, management and billing and reimbursement. Supplies and other operating expenses increased $3.5 million, or 55.9%, to $9.8 million for the year ended December 31, 1997, as compared with $6.3 million for the year ended December 31, 1996, primarily as a result of new units. Depreciation and amortization expense increased by $2.7 million, or 155.5%, to $4.5 million for the year ended December 31, 1997, as compared with $1.8 million for the year ended December 31, 1996, primarily as a result of amortization of goodwill in connection with acquisitions.

         Income from operations increased $13.0 million, or 64.8%, to $33.1 million for the year ended December 31, 1997, as compared with $20.1 million for the year ended December 31, 1996, representing an increase in the operating margin from 24.8% to 25.7%. The increase in operating margin was primarily due to increased volume, principally from acquisitions, without comparable increases in corporate overhead.

         The Company earned net interest income of approximately $1.8 million for the year ended December 31, 1997, as compared with $1.9 million for the year ended December 31, 1996.

         The effective income tax rate was approximately 40.0% for the year ended December 31, 1997 as compared with 40.3% for the year ended December 31, 1996.

         Net income increased 59.4% to $20.9 million for the year ended December 31, 1997, as compared with $13.1 million for the year ended December 31, 1996. Net income as a percentage of net patient service revenue remained consistent at 16.2% for the years ended December 31, 1996 and 1997.

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

QUARTERLY RESULTS

         The following table presents certain unaudited quarterly financial data for each of the quarters in the years ended December 31, 1996 and 1997. This information has been prepared on the same basis as the Consolidated Financial Statements appearing elsewhere in this Annual Report and include, in the opinion of the Company, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements and the notes thereto. The Company has historically experienced and expects to continue to experience quarterly fluctuations in net patient service revenue and net income. As a result, the operating results for any quarter are not necessarily indicative of results for any future period or for the full year.


                                        1996 CALENDAR QUARTERS                       1997 CALENDAR QUARTERS
                              -------------------------------------------  -------------------------------------------
                                FIRST      SECOND     THIRD      FOURTH     FIRST      SECOND      THIRD      FOURTH
                              ----------  ---------  ---------  ---------  ---------  ---------- ----------  ---------
                                                       (In thousands, except for per share data)
Net patient service revenue     $16,127    $17,808    $22,404    $24,494    $27,013     $30,599    $34,444    $36,794
Operating expenses:
   Salaries and benefits         10,796     11,541     14,526     15,869     17,609      19,774     21,874     22,229
   Supplies and other
     operating expenses           1,213      1,269      1,740      2,040      2,102       2,358      2,467      2,838
   Depreciation and
     amortization                   233        335        543        659        783       1,008      1,278      1,453
                              ---------   --------   --------   --------   --------   ---------  ---------   --------
     Total operating expenses    12,242     13,145     16,809     18,568     20,494      23,140     25,619     26,520
                              ---------   --------   --------   --------   --------   ---------  ---------   --------
Income from operations            3,885      4,663      5,595      5,926      6,519       7,459      8,825     10,274
Other income, net                   464        396        455        589        661         488        346        283
                              ---------   --------   --------   --------   --------   ---------  ---------   --------
Income before income taxes        4,349      5,059      6,050      6,515      7,180       7,947      9,171     10,557
Income tax provision              1,737      2,024      2,485      2,607      2,872       3,179      3,668      4,223
                              ---------   --------   --------   --------   --------   ---------  ---------   --------
Net income                       $2,612     $3,035     $3,565     $3,908     $4,308      $4,768     $5,503     $6,334
                              =========   ========   ========   ========   ========   =========  =========   ========
Per share data:
   Net income per common and
     common equivalent share:
     Basic                         $.20       $.23       $.25       $.26       $.29        $.32       $.37       $.42
                              =========   ========   ========   ========   ========   =========  =========   ========
     Diluted                       $.19       $.22       $.24       $.25       $.28        $.30       $.35       $.40
                              =========   ========   ========   ========   ========   =========  =========   ========


LIQUIDITY AND CAPITAL RESOURCES

         During 1997, the Company completed the acquisition of ten physician group practices, utilizing approximately $59.0 million in cash. These acquisitions were funded principally by the net proceeds from the Company's initial public stock offering in September 1995, and a secondary public stock offering in August 1996. As of December 31, 1997, the Company had approximately $45.7 million of cash, cash equivalents and marketable securities on hand.

         As of December 31, 1997, the Company had working capital of approximately $53.9 million, a decrease of $27.3 million from the working capital of $81.2 million available at December 31, 1996. The net decrease is principally the result of expenditures related to the acquisition of physician group practices and additions to property and equipment offset by funds generated from operations.

         On June 27, 1996, the Company entered into an unsecured revolving credit facility (the "Credit Facility") with BankBoston and SunTrust Bank. During 1997, the Company increased the amount available under the Credit Facility to $75.0 million, which includes a $2.0 million amount reserved to cover deductibles under the Company's professional liability insurance policies. The Company intends to use the amount available under the Credit Facility primarily for acquisitions. The Credit Facility matures on September 30, 2000. At the Company's option, the

Credit Facility bears interest at either LIBOR plus .875%, or the prime rate announced by BankBoston. There is no balance currently outstanding under the Credit Facility.

         The Company's annual capital expenditures have typically been for computer hardware and software and for furniture, equipment and improvements at the corporate headquarters. During the year ended December 31, 1997, capital expenditures amounted to approximately $2.2 million.

         The Company anticipates that funds generated from operations, together with cash and marketable securities on hand, and funds available under the Credit Facility will be sufficient to meet its working capital requirements and finance required capital expenditures and acquisitions for at least the next twelve months.

STATUS OF YEAR 2000 COMPLIANCE

         The Company has completed a review of its computer systems to identify any software that could be affected by the transition to the year 2000. Currently, all the Company's systems are year 2000 compliant or are upgradeable to commercially available versions that are compliant. In addition, all of the vendors that the Company uses for the transmission of electronic claims information are expected to complete the transition to year 2000 compliant systems by the end of September 1998. The Company has not had any discussions with its payors to determine the status of their systems. However, if a substantial number of payors do not make the modifications and conversions required on a timely basis it could have a material adverse effect on the Company's financial condition and results of operations.

CHANGE IN ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which must be implemented by the Company in 1998. This statement establishes standards for the reporting and display of comprehensive income and its components. The Company expects that the implementation of SFAS No. 130 will not have a material impact on its consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following Consolidated Financial Statements of the Company are included in this Annual Report on Form 10-K on the pages set forth below:


                                                                                                              PAGE
                                                                                                              ----
         Report of Independent Accountants.....................................................................24

         Consolidated Balance Sheets as of December 31, 1996 and 1997..........................................25

         Consolidated Statements of Income for the Years Ended December 31, 1995, 1996 and 1997................26

         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1995,
                  1996 and 1997................................................................................27

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1996
                  and 1997.....................................................................................28

         Notes to Consolidated Financial Statements............................................................29

REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors of
Pediatrix Medical Group, Inc.
Ft. Lauderdale, Florida



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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pediatrix Medical Group, Inc. as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included herein.


COOPERS & LYBRAND L.L.P.


Ft. Lauderdale, Florida
January 26, 1998, except
as to information presented
in Note 14, for which the
date is March 23, 1998

PEDIATRIX MEDICAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)


                                                                           DECEMBER 31,
                                                          -----------------------------------------------
                       ASSETS                                     1996                      1997
                                                          ---------------------     ---------------------
Current assets:
   Cash and cash equivalents                                           $18,435                   $18,562
   Investments in marketable securities                                 57,218                    27,132
   Accounts receivable, net                                             23,396                    34,866
   Prepaid expenses                                                      1,283                       873
   Other assets                                                            375                       586
   Income taxes receivable                                                 202                        --
                                                          ---------------------     ---------------------

     Total current assets                                              100,909                    82,019

Property and equipment, net                                              8,676                     9,898
Other assets, net                                                       49,441                   104,895
                                                          ---------------------     ---------------------

     Total assets                                                     $159,026                  $196,812
                                                          =====================     =====================

         LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                               $13,423                   $16,170
   Income taxes payable                                                     --                     1,348
   Current portion of note payable                                         200                       200
   Deferred income taxes                                                 6,099                    10,393
                                                          ---------------------     ---------------------

     Total current liabilities                                          19,722                    28,111

Note payable                                                             2,750                     2,550
Deferred income taxes                                                      233                     2,442
                                                          ---------------------     ---------------------

     Total liabilities                                                  22,705                    33,103
                                                          ---------------------     ---------------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock; $.01 par value, 1,000,000
     shares authorized, none issued and
     outstanding at December 31, 1996 and 1997                              --                        --
   Common stock; $.01 par value, 50,000,000
     shares authorized at December 31, 1996
     and 1997, 14,864,694 and 15,141,418
     shares issued and outstanding at
     December 31, 1996 and 1997, respectively                              149                       151
   Additional paid-in capital                                          116,037                   122,391
   Retained earnings                                                    20,165                    41,078
   Unrealized gain (loss) on investments                                  (30)                        89
                                                          ---------------------     ---------------------

     Total stockholders' equity                                        136,321                   163,709
                                                          ---------------------     ---------------------

     Total liabilities and stockholders' equity                       $159,026                  $196,812
                                                          =====================     =====================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

PEDIATRIX MEDICAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                                 YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------------
                                                          1995             1996             1997
                                                       ------------     ------------     ------------
Net patient service revenue                                $43,860          $80,833         $128,850
                                                       ------------     ------------     ------------
Operating expenses:
   Salaries and benefits                                    29,545           52,732           81,486
   Supplies and other operating expenses                     3,451            6,262            9,765
   Depreciation and amortization                               363            1,770            4,522
                                                       ------------     ------------     ------------

     Total operating expenses                               33,359           60,764           95,773
                                                       ------------     ------------     ------------

     Income from operations                                 10,501           20,069           33,077

Investment income                                              804            2,096            2,102
Interest expense                                              (117)           (192)             (324)
                                                       ------------     ------------     ------------

     Income before income taxes                             11,188           21,973           34,855

Income tax provision                                         4,475            8,853           13,942
                                                       ------------     ------------     ------------

     Net income                                             $6,713          $13,120          $20,913
                                                       ============     ============     ============

Per share data:
   Net income per common and
     common equivalent share:
     Basic                                                    $.70             $.95            $1.39
                                                       ============     ============     ============
     Diluted                                                  $.57             $.90            $1.33
                                                       ============     ============     ============

Weighted average shares used
     in computing net income per common
     and common equivalent share:
     Basic                                                   8,092           13,806           15,021
                                                       ============     ============     ============
     Diluted                                                11,855           14,535           15,743
                                                       ============     ============     ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

PEDIATRIX MEDICAL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)


                                        COMMON STOCK
                                 ----------------------- ADDITIONAL
                                    NUMBER OF              PAID-IN      RETAINED
                                     SHARES     AMOUNT     CAPITAL      EARNINGS
                                 ------------ ----------  ---------   -------------
Balance at December 31, 1994         6,266    $      63   $      --    $     332

Net income                              --           --          --        6,713
Accrued and unpaid preferred
      stock dividends through
      conversion date,
      September 25, 1995                --           --      (1,040)          --
Conversion of preferred stock        4,571           46      16,691           --
Common stock issued                  2,240           22      39,848           --
Common stock retired                   (26)          --        (131)          --
Tax benefit related to
      employee stock options            --           --         252           --
                                 ---------    ---------   ---------    ---------

Balance at December 31, 1995        13,051          131      55,620        7,045

Net income                              --           --          --       13,120
Common stock issued                  1,815           18      59,757           --
Common stock retired                    (1)          --         (45)          --
Tax benefit related to
      employee stock options            --           --         705           --
                                 ---------    ---------   ---------    ---------

Balance at December 31, 1996        14,865          149     116,037       20,165

Net income                              --           --          --       20,913
Common stock issued                    276            2       3,480           --
Tax benefit related to
      employee stock options
      and stock purchase plans          --           --       2,874           --
                                 ---------    ---------   ---------    ---------

Balance at December 31, 1997        15,141    $     151   $ 122,391    $  41,078
                                 =========    =========   =========    =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

PEDIATRIX MEDICAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)



                                                           YEARS ENDED DECEMBER 31,
                                                     -----------------------------------
                                                         1995        1996        1997
                                                     -----------  ----------  ----------
Cash flows from operating activities:
   Net income                                          $  6,713    $ 13,120    $ 20,913
   Adjustments to reconcile net income to net
      cash provided from operating activities:
     Depreciation and amortization                          363       1,770       4,522
     Deferred income taxes                                1,456       4,423       6,503
     Other                                                   (2)         --          --
     Changes in assets and liabilities:
       Accounts receivable                               (3,131)    (11,300)    (11,470)
       Prepaid expenses and other assets                   (493)       (533)        199
       Income taxes receivable/payable                      101         833       4,424
       Other assets                                          62           7        (232)
       Accounts payable and accrued expenses                871       6,470       4,140
                                                       --------    --------    --------

         Net cash provided from operating activities      5,940      14,790      28,999
                                                       --------    --------    --------

Cash flows used in investing activities:
   Physician group acquisition payments                  (4,938)    (42,487)    (60,158)
   Purchase of investments                              (34,382)    (57,394)    (14,003)
   Proceeds from sale of investments                      6,681      27,850      44,207
   Purchase of property and equipment                    (1,861)     (4,688)     (2,200)
                                                       --------    --------    --------

         Net cash used in investing activities          (34,500)    (76,719)    (32,154)
                                                       --------    --------    --------

Cash flows from financing activities:
   Borrowings on notes payable                               --       3,000          --
   Payments on notes payable                                (64)       (865)       (200)
   Proceeds from issuance of common stock                39,870      59,775       3,482
   Payments made to retire common stock                    (131)        (45)         --
                                                       --------    --------    --------

         Net cash provided from financing activities     39,675      61,865       3,282
                                                       --------    --------    --------

Net increase (decrease) in cash and cash
    equivalents                                          11,115         (64)        127
Cash and cash equivalents at beginning of year            7,384      18,499      18,435
                                                       --------    --------    --------

Cash and cash equivalents at end of year               $ 18,499    $ 18,435    $ 18,562
                                                       ========    ========    ========

Supplemental disclosure of cash flow information:
     Cash paid for:
       Interest                                        $    117    $    164    $    310
       Income taxes                                    $  2,943    $  2,950    $  2,651
     Non-cash investing and financing activities:
       Accrued and unpaid preferred stock
         dividends                                     $  1,040         $--         $--

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL:

         The principal business activity of Pediatrix Medical Group, Inc. ("Pediatrix" or the "Company") is to provide physician management services to hospital-based neonatal units in 20 states and Puerto Rico. Contractual arrangements with hospitals include a) fee-for-service contracts whereby hospitals agree, in exchange for the Company's services, to authorize the Company and its healthcare professionals to bill and collect the professional component of the charges for medical services rendered by the Company's healthcare professionals; and b) administrative fees whereby the Company is assured a minimum revenue level.

         In September 1995, the Company completed its initial public offering whereby it issued 2,200,000 shares of common stock, resulting in net cash proceeds to the Company of approximately $39.7 million. In addition, in connection with the initial public offering, the Company authorized 50,000,000 shares of common stock and 1,000,000 shares of preferred stock.

         In August 1996, the Company completed a secondary public offering whereby it issued 1,755,000 shares of common stock, resulting in net cash proceeds to the Company of approximately $59.1 million.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         PRINCIPLES OF PRESENTATION

         The financial statements (the "consolidated financial statements") include all the accounts of Pediatrix and its wholly owned subsidiaries combined with the accounts of the professional associations (the "PA Contractors") with which the Company currently has specific management billing arrangements. All significant intercompany and interaffiliate accounts and transactions have been eliminated. The financial statements of the PA Contractors are consolidated with Pediatrix because Pediatrix, as opposed to affiliates of Pediatrix, has unilateral control over the assets and operations of the PA Contractors. Notwithstanding the lack of technical majority ownership, consolidation of the PA Contractors is necessary to present fairly the financial position and results of operations of Pediatrix because of the existence of a parent-subsidiary relationship by means other than record ownership of the PA Contractors' voting common stock. Control of the assets and operations of the PA Contractors by Pediatrix is permanent and other than temporary because the PA Contractor's agreements with Pediatrix provide that the term of the arrangements are permanent, subject only to termination by Pediatrix and that the PA Contractors shall not terminate the agreements without the prior written consent of Pediatrix. Also, the agreements provide that Pediatrix or its assigns has the right, but not the obligation, to purchase the stock of the PA Contractors.

         In November 1997, the Emerging Issues Task Force of the FASB (the "EITF") reached a consensus relating to the conditions under which a physician practice management company would consolidate the accounts of an affiliated physician practice. The Company believes that its accounting policies conform to the EITF consensus.

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

         ACCOUNTS RECEIVABLE AND REVENUES

         Accounts receivable are primarily amounts due under fee-for-service contracts from third party payors, such as insurance companies, self-insured employers and patients and government-sponsored healthcare programs geographically dispersed throughout the United States and its territories. These receivables are presented net of an estimated allowance for contractual adjustments and uncollectibles which is charged to operations based on the Company's evaluation of expected collections resulting from an analysis of current and past due accounts, past collection experience in relation to amounts billed and other relevant information. Contractual adjustments result from the difference between the physician rates for services performed and reimbursements by government-sponsored healthcare programs and insurance companies for such services. Bad debts are included in contractual allowances and uncollectibles because they are not considered material.

         Concentration of credit risk relating to accounts receivable is limited by number, diversity and geographic dispersion of the neonatology units managed by the Company, as well as by the large number of patients and payors, including the various governmental agencies in the states in which the Company provides services. Receivables from government agencies made up approximately 41% and 37% of accounts receivable at December 31, 1996 and 1997, respectively.

         CASH EQUIVALENTS

         Cash equivalents are defined as all highly liquid financial instruments with maturities of 90 days or less from the date of purchase. The Company maintains its cash and cash equivalents which consist principally of demand deposits, short-term government securities and amounts on deposit in money market accounts with principally three financial institutions.

         INVESTMENTS

         The Company determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. Investments are classified as available for sale and are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Fair value is determined by the most recently traded price of the security at the balance sheet date.

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

         Investments are stated at fair market value which approximates amortized cost and consist principally of tax exempt municipal obligations (fair value of $48.6 million and $26.6 million at December 31, 1996 and 1997, respectively), U.S. government and government agency securities (fair value of $6.8 million and $511,000 at December 31, 1996 and 1997, respectively) and commercial paper (fair value of $1.5 million at December 31, 1996). The Company's investments in marketable securities represent amounts available for current operations and are accordingly classified as current assets.

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

         In 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires companies to review certain assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable, in which case the asset generally would be written down to fair value. The adoption of SFAS No. 121 did not affect the Company's financial position, results of operations or liquidity.

         At each balance sheet date following the acquisition of a business, the Company reviews the carrying value of the goodwill to determine if facts and circumstances suggest that it may be impaired or that the amortization period may need to be changed. The Company considers external factors relating to each acquired business, including hospital and physician contract changes, local market developments, changes in third party payments, national healthcare trends, and other publicly available information. If these external factors indicate the goodwill will not be recoverable, as determined based upon undiscounted cash flows before interest charges of the business acquired over the remaining amortization period, the carrying value of the goodwill will be reduced. The Company does not believe there currently are any indicators that would require an adjustment to the carrying value of the goodwill or its estimated periods of recovery at December 31, 1997.

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

         STOCK OPTIONS

         SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. The Company has chosen the SFAS No. 123 alternative to disclose pro forma net income and earnings per share under the new method but not to apply the fair value accounting rules in the statements of income. No charge has been reflected in the consolidated statements of income as a result of the grant of stock options, as the market value of the Company's stock equals the exercise price on the date the options are granted. To the extent that the Company realizes an income tax benefit from the exercise or early disposition of certain stock options, this benefit results in a decrease in current income taxes payable and an increase in additional paid-in capital.

         NET INCOME PER SHARE

         During 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which requires the presentation of both basic and diluted earnings per share. Net income per share information for all periods has been restated to conform with the requirements of the standard.

         Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of the dilutive effect of outstanding options calculated using the treasury stock method.

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

         CHANGE IN ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which must be implemented by the Company in 1998. This statement establishes standards for the reporting and display of comprehensive income and its components. The Company expects that the implementation of SFAS No. 130 will not have a material impact on its consolidated financial statements.

3.       ACCOUNTS RECEIVABLE AND NET PATIENT SERVICE REVENUE

         Accounts receivable consists of the following:



                                                                             DECEMBER 31,
                                                                ---------------------------------------
                                                                      1996                  1997
                                                                -----------------     -----------------
                                                                            (IN THOUSANDS)
           Gross accounts receivable                                     $53,991               $80,237
           Less allowance for contractual adjustments
                and uncollectibles                                       (30,595)              (45,371)
                                                                -----------------     -----------------

                                                                         $23,396               $34,866
                                                                =================     =================


         Net patient service revenue consists of the following:



                                                                YEARS ENDED DECEMBER 31,
                                                   ----------------------------------------------------
                                                       1995               1996               1997
                                                   --------------     --------------     --------------
                                                                     (IN THOUSANDS)
           Gross patient service revenue                 $79,360           $156,594           $260,112
           Less contractual adjustments
             and uncollectibles                          (40,843)           (82,759)          (137,385)
           Hospital contract administrative
             fees                                          5,343              6,998              6,123
                                                   --------------     --------------     --------------
                                                         $43,860            $80,833           $128,850
                                                   ==============     ==============     ==============

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4.       PROPERTY AND EQUIPMENT:

         Property and equipment consists of the following:



                                                                            DECEMBER 31,
                                                                -------------------------------------
                                                                    1996                    1997
                                                                -------------           -------------
                                                                           (IN THOUSANDS)
           Land and land improvements                                 $1,374                  $1,493
           Building                                                    4,000                   4,290
           Equipment and furniture                                     4,312                   6,351
                                                                -------------           -------------

                                                                       9,686                  12,134
           Less accumulated depreciation                              (1,275)                 (2,236)
           Construction in progress                                      265                      --
                                                                -------------           -------------
                                                                      $8,676                  $9,898
                                                                =============           =============

5.       OTHER ASSETS:

         Other assets consists of the following:

                                                                            DECEMBER 31,
                                                                -------------------------------------
                                                                    1996                    1997
                                                                -------------           -------------
                                                                           (IN THOUSANDS)
           Excess of cost over net assets
             acquired                                                $48,963                $107,972
           Physician agreements                                        1,692                   1,692
           Other                                                         572                   1,023
                                                                -------------           -------------

                                                                      51,227                 110,687
           Less accumulated amortization                              (1,786)                 (5,792)
                                                                -------------           -------------
                                                                     $49,441                $104,895
                                                                =============           =============

         During 1996, the Company completed the acquisition of ten physician group practices. Total consideration and related costs for these acquisitions approximated $43.7 million. In connection with these transactions, the Company recorded assets totaling $43.7 million, including $43.0 million of goodwill, and liabilities of $3.4 million. In 1997, the Company paid an aggregate of $1.3 million to the prior shareholders of two physician group practices acquired in 1996. The payments were earned based upon the achievement of certain targets as outlined in the acquisition agreements.

         During 1997, the Company completed the acquisition of ten physician group practices. Total consideration and related costs for these acquisitions approximated $59.0 million. In connection with these transactions, the Company recorded assets totaling approximately $59.0 million, principally goodwill, and liabilities of $1.9 million.

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

         The following unaudited pro forma information combines the consolidated results of operations of the Company and the companies acquired during 1996 and 1997 as if the acquisitions had occurred on January 1, 1996:

                                                         YEARS ENDED DECEMBER 31,
                                                    ------------------------------------
                                                       1996                    1997
                                                    ------------           --------------
                                                          (IN THOUSANDS, EXCEPT
                                                             PER SHARE DATA)
           Net patient service revenue                 $113,303                 $136,519
           Net income                                    14,603                   21,143
           Net income per share:
             Basic                                        $1.06                    $1.41
             Diluted                                      $1.00                    $1.34

         The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

6.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

         Accounts payable and accrued expenses consists of the following:

                                                                            DECEMBER 31,
                                                                -------------------------------------
                                                                    1996                      1997
                                                                -------------           --------------
                                                                           (IN THOUSANDS)
           Accounts payable                                           $2,489                   $2,988
           Accrued salaries and bonuses                                3,508                    5,340
           Accrued payroll taxes and benefits                          2,009                    3,013
           Accrued professional liability
             coverage                                                  2,413                    3,747
           Other accrued expenses                                      3,004                    1,082
                                                                -------------           --------------
                                                                     $13,423                  $16,170
                                                                =============           ==============

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

7.       NOTE PAYABLE:

         Note payable consists of the following:

                                                                            DECEMBER 31,
                                                                -------------------------------------
                                                                    1996                    1997
                                                                -------------           --------------
                                                                           (IN THOUSANDS)
           Mortgage payable to bank                                   $2,950                   $2,750

             Less current portion                                       (200)                    (200)
                                                                -------------           --------------
                                                                      $2,750                   $2,550
                                                                =============           ==============

         During 1996, the Company negotiated a new mortgage loan agreement, increasing the principal balance to $3.0 million and adjusting the terms of the original mortgage. The new loan agreement requires quarterly payments totaling $200,400 per year plus interest through the maturity date of the loan, June 30, 2003, at which time the unpaid principal balance of $1,647,300 is due, bears interest at prime (8.5% at December 31, 1997), and is collateralized by the Company's two buildings.

         In June 1996, the Company entered into an unsecured revolving credit facility. During 1997, the amounts available under the credit facility were increased to $75 million, which includes a $2 million amount reserved to cover deductibles under the Company's professional liability insurance policies. The credit facility matures on September 30, 2000. At the Company's option, the credit facility bears interest at either LIBOR plus .875% or prime. The Company had no outstanding balance at December 31, 1996 or 1997.

         The Company is required to maintain certain financial covenants including a requirement that the Company maintain a minimum level of net worth, as defined under the terms of the mortgage and credit facility agreement.

8.       PREFERRED STOCK:

         In October 1992, the Company issued 4,571,063 shares of 9% voting, redeemable, cumulative convertible Preferred Stock for $13,000,103. In connection with the Company's initial public offering, the Preferred Stock was converted into common stock of the Company and the unpaid dividends of $3,736,589 were forgiven. As a result, the redemption value of the Preferred Stock was credited to common stock and additional paid-in capital accounts.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

9.       INCOME TAXES:

         The components of the income tax provision are as follows:

                                                                       DECEMBER 31,
                                              ---------------------------------------------------------------
                                                  1995                     1996                    1997
                                              --------------           -------------           -------------
                                                                      (IN THOUSANDS)
           Federal:
             Current                                 $2,573                  $3,072                  $6,004
             Deferred                                 1,184                   3,667                   5,913
                                              --------------           -------------           -------------
                                                      3,757                   6,739                  11,917
                                              --------------           -------------           -------------

           State:
             Current                                    454                   1,358                   1,054
             Deferred                                   264                     756                     971
                                              --------------           -------------           -------------
                                                        718                   2,114                   2,025
                                              --------------           -------------           -------------

                Total                                $4,475                  $8,853                 $13,942
                                              ==============           =============           =============

         The Company files its tax return on a consolidated basis with its subsidiaries. The PA Contractors file tax returns on an individual basis.

         The effective tax rate on income was 40% for the years ended December 31, 1995, 1996 and 1997. The differences between the effective rate and the U.S. federal income tax statutory rate are as follows:

                                                                       DECEMBER 31,
                                              ---------------------------------------------------------------
                                                  1995                     1996                    1997
                                              --------------           -------------           -------------
                                                                      (IN THOUSANDS)
           Tax at statutory rate                     $3,804                  $7,472                 $12,199
           State income tax, net
              of federal benefit                        451                   1,374                   1,316
           Permanent differences                         16                    (391)                     43
           Other, net                                   204                     398                     384
                                              --------------           -------------           -------------

           Income tax provision                      $4,475                  $8,853                 $13,942
                                              ==============           =============           =============

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

9.       INCOME TAXES, CONTINUED:

         The significant components of deferred income tax assets and liabilities are as follows:

                                              DECEMBER 31, 1996                    DECEMBER 31, 1997
                                      ---------------------------------   ----------------------------------
                                                                 NON                                  NON
                                         TOTAL      CURRENT     CURRENT      TOTAL       CURRENT     CURRENT
                                      ---------   ---------   ---------   ---------   ----------  ----------
                                                                  (IN THOUSANDS)
          Allowance for uncollectible
             accounts                   $    150    $    150    $     --    $    766    $    766    $     --
          Net operating loss
            carryforward                   1,112       1,112          --         398         398          --
          Other                               --          --          --         304         304          --
                                        --------    --------    --------    --------    --------    --------

               Total deferred
                 tax assets                1,262       1,262          --       1,468       1,468          --
                                        --------    --------    --------    --------    --------    --------

          Accrual to cash adjustment      (7,416)     (7,355)        (61)     (8,878)     (8,878)         --
          Property and equipment              --          --          --      (1,251)         --      (1,251)
          Receivable discounts                --          --          --      (2,966)     (2,966)         --
          Other                             (178)         (6)       (172)     (1,208)        (17)     (1,191)
                                        --------    --------    --------    --------    --------    --------
               Total deferred tax
                 liabilities              (7,594)     (7,361)       (233)    (14,303)    (11,861)     (2,442)
                                        --------    --------    --------    --------    --------    --------

               Net deferred tax
                 liability              $ (6,332)   $ (6,099)   $   (233)   $(12,835)   $(10,393)   $ (2,442)
                                        ========    ========    ========    ========    ========    ========

         The income tax benefit related to the exercise of stock options and the purchase of shares under the Company's non-qualified employee stock purchase plan, reduces taxes currently payable and is credited to additional paid-in capital. Such amounts totaled $252,180, $704,630 and $2,873,649 for the years ended December 31, 1995, 1996 and 1997, respectively.

         The Company's PA Contractors have net operating loss carryforwards for federal and state tax purposes of approximately $1,377,000, $2,762,000 and $978,000 at December 31, 1995, 1996 and 1997, respectively, expiring at various times commencing in 1999.

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

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

10.      COMMITMENTS AND CONTINGENCIES, CONTINUED:

         Rent expense for the years ended December 31, 1995, 1996 and 1997 was $189,408, $1,118,594 and $1,721,964, respectively. At December 31,
         1997, the future minimum lease payments are as follows:

                                                                      (IN THOUSANDS)
                                                                      --------------
           1998                                                            $1,565
           1999                                                             1,472
           2000                                                             1,367
           2001                                                             1,315
           2002                                                             1,177
           Thereafter                                                       5,495
                                                                       -----------
                                                                          $12,391
                                                                       ===========

11.      RETIREMENT PLAN:

         The Company has a qualified contributory savings plan (the "Plan") as allowed under Section 401(k) of the Internal Revenue Code. The Plan permits participant contributions and allows elective Company contributions based on each participant's contribution. Participants may defer up to 15% of their annual compensation by contributing amounts to the Plan. The Company approved contributions of $559,125, $1,107,092 and $1,731,829 to the Plan during the years ended December 31, 1995, 1996 and 1997, respectively.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

12.      NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:

         The calculation of basic and diluted net income per share for the years ended December 31, 1995, 1996 and 1997 are as follows:

                                                     YEARS ENDED DECEMBER 31,
                                            -----------------------------------------
                                                   1995        1996       1997
                                            --------------  ----------  -------------
                                            (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Basic net income per share:

    Net income                                   $  6,713    $ 13,120   $ 20,913

    Preferred stock dividends                      (1,040)         --         --
                                                 --------    --------   --------

    Income applicable to common shareholders     $  5,673    $ 13,120   $ 20,913
                                                 ========    ========   ========

    Weighted average common shares outstanding      8,092      13,806     15,021
                                                 ========    ========   ========

    Basic net income per share                   $   0.70    $   0.95   $   1.39
                                                 ========    ========   ========

Diluted net income per share:

    Weighted average common shares outstanding      8,092      13,806     15,021

    Preferred stock                                 3,354          --         --

    Stock options                                     409         729        722
                                                 --------    --------   --------

    Weighted average common and potential
         common shares outstanding                 11,855      14,535     15,743
                                                 ========    ========   ========

    Net income                                   $  6,713    $ 13,120   $ 20,913
                                                 ========    ========   ========

    Diluted net income per share                 $   0.57    $   0.90   $   1.33
                                                 ========    ========   ========


13.      STOCK OPTION PLAN AND EMPLOYEE STOCK PURCHASE PLANS:

         In 1993, the Company's Board of Directors authorized a stock option plan. Under the plan, options to purchase shares of common stock may be granted to certain employees at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within ten years from the date of grant. The stock options become exercisable on a pro rata basis over a three year period from the date of grant. In 1997, the Company's shareholders approved an amendment to increase the number of shares authorized to be issued under the plan from 2,500,000 to 3,250,000. At December 31, 1997, 220,164 shares were available for future grants.

PEDIATRIX MEDICAL GROUP, INC.

13.      STOCK OPTION PLAN AND EMPLOYEE STOCK PURCHASE PLANS, CONTINUED:

         Pertinent information covering the stock option plan is as follows:

                                                                               WEIGHTED
                                                                                AVERAGE
                                               NUMBER OF     OPTION PRICE      EXERCISE       EXPIRATION
                                                SHARES        PER SHARE          PRICE           DATE
                                             -------------- ---------------  --------------  --------------

          Outstanding at December 31, 1994       1,231,700    $2.84-$10.00           $5.82     2003-2004
             Granted                               841,500   $10.00-$21.50          $17.95
             Canceled                             (324,583)   $3.12-$12.50           $5.33
             Exercised                             (39,709)   $3.12-$10.00           $3.46
                                             -------------- -------------------------------

          Outstanding at December 31, 1995       1,708,908    $2.84-$21.50          $12.03     2003-2005
             Granted                               600,400   $12.50-$36.75          $35.27
             Canceled                              (34,660)   $3.12-$36.00          $16.46
             Exercised                             (47,187)   $5.00-$20.50           $5.64
                                             -------------- ---------------  --------------

          Outstanding at December 31, 1996       2,227,461    $2.84-$36.75          $18.27     2003-2006
             Granted                               783,500   $29.00-$41.38          $33.38
             Canceled                              (68,021)   $5.00-$36.00          $21.55
             Exercised                            (229,710)   $5.00-$36.00           $9.69
                                             -------------- ---------------  --------------

          Outstanding at December 31, 1997       2,713,230    $2.84-$41.38          $23.28     2003-2007
                                             ============== ===============  ==============

          Exercisable at:

             December 31, 1995                     306,872    $2.84-$10.00           $6.15
             December 31, 1996                     828,631    $2.84-$21.50          $10.20
             December 31, 1997                   1,315,850    $2.84-$36.75          $14.74

         Significant option groups outstanding at December 31, 1997 and related price and life information follows:

                                              OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                  --------------------------------------------  ---------------------------
                                                                  WEIGHTED
                                                    WEIGHTED       AVERAGE                      WEIGHTED
                                                     AVERAGE      REMAINING                      AVERAGE
                 RANGE OF                           EXERCISE     CONTRACTUAL                    EXERCISE
             EXERCISE PRICES        OUTSTANDING       PRICE          LIFE       EXERCISABLE       PRICE
          -----------------------  --------------  ------------  -------------  -------------  ------------
                           $2.84          50,000         $2.84            5.5         50,000         $2.84
                           $5.00         278,770         $5.00            6.1        278,770         $5.00
                           $7.50         200,000         $7.50            6.8        200,000         $7.50
                   $10.00-$12.50         266,667        $10.80            7.0        226,249        $10.60
                   $19.25-$21.50         567,243        $19.59            7.2        369,074        $19.59
                   $24.00-$32.88         644,000        $29.71            9.2         51,788        $31.71
                   $36.00-$41.38         706,550        $38.22            8.7        139,969        $36.36
                                   --------------  ------------  -------------  -------------  ------------

                                       2,713,230        $23.28            7.9      1,315,850        $14.74
                                   ==============  ============  =============  =============  ============

         Under the Company's stock purchase plans, employees may purchase the Company's common stock at 85% of the average high and low sales price of the stock as reported as of commencement of the purchase period or as of the purchase date, whichever is lower. Under these plans, 12,786 and 47,302 shares were issued during 1996 and 1997, respectively. At December 31, 1997, the Company has an additional 939,912 shares reserved under the stock purchase plans.

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

                                                                YEARS ENDED DECEMBER 31,
                                              -------------------------------------------------------------
                                                    1995                  1996                  1997
                                              -----------------     -----------------     -----------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
           Net income                                   $6,381               $11,002               $16,272
           Net income per share:
             Basic                                        $.66                $  .80                 $1.08
             Diluted                                      $.55                $  .77                 $1.05

         The fair value of each option or share to be issued is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1995, 1996 and 1997, respectively: dividend yield of 0% for all years; expected volatility of 42%, 42% and 41%; and risk-free interest rates of 6.1%, 6.3% and 6.6% for options with expected lives of five years (certain management and physicians of the Company) and 6.1%, 6.1% and 6.6% for options with expected lives of three years (all other employees of the Company).

         The pro forma effect on net income is not representative of the pro forma effect on net income in future periods because it does not take into consideration pro forma compensation expense related to grants made in prior periods.

14.      SUBSEQUENT EVENTS:

         Subsequent to December 31, 1997, the Company completed the acquisitions of eight physician group practices. Total consideration for these acquisitions approximated $48.6 million in cash and 2,951,327 shares of stock in a subsidiary of the Company. The acquisitions will be accounted for using the purchase method of accounting.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (A)     DOCUMENTS FILED AS PART OF THIS REPORT:

                  (1)      FINANCIAL STATEMENTS.

                           An index to financial statements included in this annual report on Form 10-K appears on page 23.

                  (2)      FINANCIAL STATEMENT SCHEDULES.

The following financial statement schedules for the years ended December 31, 1995, 1996 and 1997 are included in this Annual Report on Form 10-K on the pages set forth below.

ITEM                                                                   PAGE

Financial Statement Schedules

          Report of Independent Accountants............................. 24

          Schedule II:  Valuation and Qualifying Accounts............... 45

Any required information not included in the above described schedules is included in the consolidated financial statements and notes thereto incorporated herein by reference.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

PEDIATRIX MEDICAL GROUP, INC.
SCHEDULE II:  VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                       1995                  1996                  1997
                                                 -----------------     -----------------     ------------------
Allowance for contractual
  adjustments and uncollectibles:
Balance at beginning of year                          $13,246,580           $13,087,899            $30,594,906
     Portion charged against
       operating revenue                               40,843,431            82,759,087            137,385,310
     Accounts receivable written-
       off (net of recoveries)                        (41,002,112)          (65,252,080)          (122,608,986)
                                                 ----------------      ----------------      -----------------

Balance at end of year                                $13,087,899           $30,594,906            $45,371,230
                                                 ================      ================      =================



                  (3)      EXHIBITS
    3.1       Pediatrix's Amended and Restated Articles of Incorporation (3.1)(1)
    3.2       Pediatrix's Amended and Restated Bylaws (3.2)(12)
    4.1       Registration Rights Agreement,  dated as of September 13, 1995 between Pediatrix and certain shareholders (4.1)(1)
   10.1       Pediatrix's Amended and Restated Stock Option Plan (10.1)(10)
   10.2       Form of Indemnification Agreement between Pediatrix and each of its directors and certain executive officers (10.2)(1)
   10.3       Employment Agreement, dated as of January 1, 1995, as amended, between Pediatrix and Roger
              J. Medel, M.D. (10.3)(1)
   10.4       Employment Agreement, dated as of February 1, 1995, as amended, between Pediatrix and
              Richard J. Stull, II (10.4)(1)
   10.5       Employment Agreement, dated as of May 1, 1995, as amended, between Pediatrix and Larry M.
              Mullen (10.5)(1)
   10.6       Employment Agreement, dated as of February 1, 1995, as amended, between Pediatrix and Brian
              D. Udell, M.D., as amended (10.7)(1)
   10.7       Employment Agreement, dated  November 6, 1995, between Kristen Bratberg and Pediatrix
              (10.9)(4)
   10.8       Employment Agreement, dated June 1, 1996, between Pediatrix and M. Douglas Cunningham, M.D.
              (10.21)(3)
   10.9       Mortgage, Security Agreement and Assignment of Leases and Rents,
              dated as of September 30, 1993, made by Pediatrix in favor of The
              First National Bank of Boston (10.22)(1)
   10.10      The Company's Profit Sharing Plan (10.23)(1)
   10.11      Form of Non-competition and Nondisclosure Agreement (10.24)(1)
   10.12      Form of Exclusive Management and Administrative Services Agreement between Pediatrix and each of the PA Contractors (10.25)(1)
   10.13      Agreement for Purchase and Sale of Stock, dated July 27, 1995, between Pediatrix Medical
              Group of California and Neonatal and Pediatric Intensive Care Medical Group, Inc. and the
              individual physicians set forth in Exhibit A therein (10.26)(1)
   10.14      Stock Purchase Agreement, effective January 16, 1996, between Jack C. Christensen, M.D.,
              Cristina Carballo-Perelman, M.D., Michael C. McQueen, M.D., Neonatal Specialists, Ltd. and
              Brian Udell, M.D. (2.1)(4)
   10.15      Asset Purchase Agreement, effective January 16, 1996, between Med-Support, L.P. and
              Neonatal Specialists, Ltd.(2.2)(4)
   10.16      Asset Purchase  Agreement, effective January 16, 1996, between CMJ Leasing, L.P. and
              Neonatal Specialists, Ltd. (2.3)(4)
   10.17      Asset Purchase Agreement, dated January 29, 1996, among Pediatrix
              Medical Group of Colorado, P.C., Pediatrix and Newborn
              Consultants, P.C., and the shareholders of PNC (2.1)(5)
   10.18      Agreement and Plan of Merger, dated January 29, 1996, among Pediatrix Medical Group of
              Colorado, P.C., Colorado Neonatal Associates, P.C. and the shareholders of CNA (2.1)(5)
   10.19      Amendment  No. 4 to Credit Agreement dated as of December 30, 1995, between Pediatrix, certain PA Contractors and The First National Bank of Boston (10.24)(2)
   10.20      1996 Qualified Employee Stock Purchase Plan (10.25)(2)
   10.21      1996 Non-Qualified Employee Stock Purchase Plan (10.26)(2)
   10.22      Agreement and Plan of Merger, dated May 1, 1996, among Pediatrix Acquisition Corp., Rocky
              Mountain Neonatology, P.C. and the shareholders of RMN (2.1)(7)


   10.23      Asset Purchase Agreement, dated as of May 30, 1996, by and among
              Pediatrix Medical Group of Texas, P.A., West Texas Neonatal
              Associates and the individual physicians set forth in Exhibit A therein (2.1)(8)
   10.24      Agreement for Purchase and Sale of Assets, dated as of June 5, 1996, by and among Pediatrix
              Medical Group of California, P.C., Infant Care  Specialists Medical Group, Inc. and the
              individual physicians set forth in Exhibit A therein (2.1)(9)
   10.25      Airplane Purchase Agreement, dated March 22, 1996, between Pediatrix and Learjet Inc.
              (10.22)(3)
   10.26      First Amended and Restated Credit Agreement, dated as of June 27, 1996, between Pediatrix, certain PA Contractors, The First National Bank of Boston and Sun Trust Bank (10.25)(3)
   10.27      Modification of Mortgage, dated as of June 27, 1996, between PMG and The First National
              Bank of Boston (10.26)(3)
   10.28      Amendment No. 2 to the employment agreement between Pediatrix and Roger J. Medel, M.D.
              (10.34)(10)
   10.29      Amendment  No. 1 to the employment agreement between Pediatrix and Kristen Bratberg
              (10.35)(10)
   10.30      Amendment No. 2 to First Amended and Restated Credit Agreement, dated October 21, 1997, between Pediatrix, certain PA Contractors, BankBoston and SunTrust Bank (10.36)(11)
   10.31      Regional Vice President of Medical Operations appointment, dated as of June 1, 1997, between Pediatrix and M. Douglas Cunningham, M.D. (12)
   10.32      Employment Agreement, dated as of April 7, 1997, between Pediatrix and Bruce A. Jordan (12)
   21.1       Subsidiaries of Pediatrix (12)
   23.1       Consent of Coopers & Lybrand L.L.P. (12)
   27.1       Financial Data Schedule for current period and restated Financial Data Schedules for other periods. (12)

----------------------

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

  (10) Incorporated by reference to the exhibit shown in parentheses and filed with the Pediatrix Form 10-Q for the quarterly period ended June 30, 1997.

  (11) Incorporated by reference to the exhibit shown in parentheses and filed with the Pediatrix Form 10-Q for the quarterly period ended September 30, 1997.

  (12)        Filed herewith.

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

  (D)         FINANCIAL STATEMENT SCHEDULES REQUIRED BY REGULATION S-X

              The financial statement schedules required by Regulation S-X which are excluded from the Registrant's Annual Report to Shareholders for the Year ended December 31, 1997, by Rule 14a-3(b)(1) are included above. See Item 14(a)(2) for index.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PEDIATRIX MEDICAL GROUP, INC.

Date:  March 30, 1998                By: /s/ Roger J. Medel, M.D., M.B.A.
                                         ---------------------------------------
                                         ROGER J. MEDEL, M.D., M.B.A., President

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

                   SIGNATURE                                      TITLE                       DATE
                   ---------                                      -----                       ----
                                                       President, Chief Executive
/s/ ROGER J. MEDEL, M.D., M.B.A.                     Officer and Director (principal      March 30, 1998
------------------------------------------------           executive officer)
         Roger J. Medel, M.D., M.B.A.

                                                   Vice President and Chief Financial
/s/ LAWRENCE M. MULLEN                            Officer (principal financial officer    March 30, 1998
------------------------------------------------    and principal accounting officer)
              Lawrence M. Mullen

/s/ E. ROE STAMPS, IV                                           Director                  March 30, 1998
------------------------------------------------
               E. Roe Stamps, IV

/s/ BRUCE R. EVANS                                              Director                  March 30, 1998
------------------------------------------------
                Bruce R. Evans

/s/ M. DOUGLAS CUNNINGHAM, M.D.                                 Director                  March 30, 1998
------------------------------------------------
          M. Douglas Cunningham, M.D.

/s/ MICHAEL FERNANDEZ                                           Director                  March 30, 1998
------------------------------------------------
               Michael Fernandez

/s/ ALBERT H. NAHMAD                                            Director                  March 30, 1998
------------------------------------------------
               Albert H. Nahmad

/S/ CESAR L. ALVAREZ                                            Director                  March 30, 1998
------------------------------------------------
               CESAR L. ALVAREZ
