Form 10-Q
period 1998-03-31
PEDIATRIX MEDICAL GROUP INC
filed 1998-05-15
CIK 893949

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

At May 4, 1998, the Registrant had 15,225,455 shares of $0.01 par value common stock outstanding.

                          PEDIATRIX MEDICAL GROUP, INC.

                                      INDEX


                                                                                      PAGE
                                                                                      ----
PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 1998 (Unaudited)
  and December 31, 1997................................................................  3

Condensed Consolidated Statements of Income for the Three Months
  Ended March 31, 1998 and 1997 (Unaudited)............................................  4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended
  March 31, 1998 and 1997 (Unaudited)..................................................  5

Notes to Condensed Consolidated Financial Statements...................................  6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................  9


PART II - OTHER INFORMATION............................................................ 11


SIGNATURES............................................................................. 12

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          PEDIATRIX MEDICAL GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            MARCH 31,           DECEMBER 31,
                                                              1998                  1997
                                                           (UNAUDITED)
                                                           ----------------    -------------
                                                                   (IN THOUSANDS)
ASSETS
Current assets:
     Cash and cash equivalents ...................         $  2,947            $ 18,562
     Investments in marketable securities ........               --              27,132
     Accounts receivable, net ....................           37,963              34,866
     Prepaid expenses ............................              701                 873
     Other current assets ........................              612                 586
                                                           --------            --------
       Total current assets ......................           42,223              82,019
Property and equipment, net ......................           10,071               9,898
Other assets, net ................................          156,225             104,895
                                                           --------            --------
       Total assets ..............................         $208,519            $196,812
                                                           ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses .......         $ 15,263            $ 16,170
     Income taxes payable ........................            2,257               1,348
     Current portion of note payable .............              200                 200
     Deferred income taxes .......................           11,902              10,393
                                                           --------            --------
                  Total current liabilities ......           29,622              28,111
Note payable .....................................            2,500               2,550
Deferred income taxes ............................            3,069               2,442
Minority interest payable ........................            2,949                  --
                                                           --------            --------
       Total liabilities .........................           38,140              33,103
                                                           --------            --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock ................................               --                  --
  Common stock ...................................              152                 151
  Additional paid-in capital .....................          123,030             122,391
  Retained earnings ..............................           47,197              41,078
  Unrealized gain on investments .................               --                  89
                                                           --------            --------
       Total stockholders' equity ................          170,379             163,709
                                                           --------            --------
       Total liabilities and stockholders'
         equity...................................         $208,519            $196,812
                                                           ========            ========

                 The accompanying notes are an integral part of
                           these financial statements

                          PEDIATRIX MEDICAL GROUP, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                      -----------------------------------------
                                                             1998                   1997
                                                      ----------------     --------------------
                                                      (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Net patient service revenue ........................       $ 37,808              $ 27,013
                                                           --------              --------
Operating expenses:
  Salaries and benefits ............................         23,560                17,609
  Supplies and other operating expenses ............          2,695                 2,102
  Depreciation and amortization ....................          1,688                   783
                                                           --------              --------
    Total operating expenses .......................         27,943                20,494
                                                           --------              --------
    Income from operations .........................          9,865                 6,519
Investment income ..................................            446                   735
Interest expense ...................................           (109)                  (74)
                                                           --------              --------
    Income before income taxes .....................         10,202                 7,180
Income tax provision ...............................          4,083                 2,872
                                                           --------              --------
    Net income .....................................       $  6,119              $  4,308
                                                           ========              ========
Per share data:
Net income per common and common equivalent share:
    Basic ..........................................       $    .40              $    .29
                                                           ========              ========
    Diluted ........................................       $    .39              $    .28
                                                           ========              ========
Weighted average shares used in computing net income
     per common and common equivalent share:
    Basic ..........................................         15,159                14,887
                                                           ========              ========
    Diluted ........................................         15,841                15,544
                                                           ========              ========


                 The accompanying notes are an integral part of
                           these financial statements

                          PEDIATRIX MEDICAL GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                            -----------------------
                                                                              1998          1997
                                                                            --------       --------
                                                                                 (IN THOUSANDS)

Cash flows provided (used) by operating activities:
   Net income .........................................................     $  6,119       $  4,308
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ....................................        1,688            783
     Deferred income taxes ............................................        2,136            717
     Changes in assets and liabilities:
       Accounts receivable ............................................       (3,097)        (4,489)
       Prepaid expenses and other current assets ......................          146            300
       Income taxes payable ...........................................          909          2,010
       Other assets ...................................................           51            347
       Accounts payable and accrued expenses ..........................       (1,267)          (680)
                                                                            --------       --------
         Net cash provided by operating activities ....................        6,685          3,296
                                                                            --------       --------
Cash flows provided (used) by investing activities:
   Physician group acquisition payments ...............................      (49,443)       (22,026)
   Purchase of investments ............................................       (9,939)        (2,726)
   Proceeds from sale of investments ..................................       36,983         25,371
   Purchase of property and equipment .................................         (482)          (606)
                                                                            --------       --------
         Net cash provided (used) by investing activities .............      (22,881)            13
                                                                            --------       --------
Cash flows provided (used) by financing activities:
   Payments on note payable ...........................................          (50)           (50)
   Proceeds from issuance of common stock .............................          631            617
                                                                            --------       --------
         Net cash provided by financing activities ....................          581            567
                                                                            --------       --------
Net increase (decrease) in cash and cash equivalents ..................      (15,615)         3,876
Cash and cash equivalents at beginning of period ......................       18,562         18,435
                                                                            --------       --------
Cash and cash equivalents at end of period ............................     $  2,947       $ 22,311
                                                                            ========       ========


                 The accompanying notes are an integral part of
                           these financial statements

                          PEDIATRIX MEDICAL GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

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

         The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations to be expected for the year ended December 31, 1998. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998.

2.       BUSINESS ACQUISITIONS:

         During the first three months of 1998, the Company completed the acquisition of eight physician group practices. Total consideration for these acquisitions approximated $48.6 million in cash and 2,951,327 shares of stock in a subsidiary of the Company.

         The Company has accounted for the acquisitions using the purchase method of accounting and the excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over 25 years. The results of operations of the acquired companies have been included in the consolidated financial statements from the dates of acquisition.

         The following unaudited pro forma information combines the consolidated results of operations of the Company and the physician group practices acquired during 1997 and 1998 as if the acquisitions had occurred on January 1, 1997:

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                           --------------------------------------
                                                                 1998                1997
                                                           ------------------  ------------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
         Net patient service revenue...................       $      40,481       $      35,641
         Net income....................................               6,299               4,690
         Net income per share:
           Basic.......................................                 .42                 .32
           Diluted.....................................                 .40                 .30

         The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

PEDIATRIX MEDICAL GROUP, INC.

                                   (UNAUDITED)

3.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

                                                              MARCH 31,          DECEMBER 31,
                                                                1998                 1997
                                                              --------           ------------
                                                                     (IN THOUSANDS)

         Accounts payable...............................      $   3,270          $   2,988
         Accrued salaries and bonuses...................          3,961              5,340
         Accrued payroll taxes and benefits.............          2,911              3,013
         Accrued professional liability coverage........          3,790              3,747
         Other accrued expenses.........................          1,331              1,082
                                                              ---------          ---------
                                                              $  15,263          $  16,170
                                                              =========          =========

4.       NET INCOME PER SHARE:

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



5.       ACCOUNTING PRONOUNCEMENTS RECENTLY ISSUED:

         In the first quarter of 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements. The Company's comprehensive income was as follows:

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                  ----------------------------
                                                                     1998             1997
                                                                    ------           -------
         Net Income .......................................         $6,119           $ 4,308
         Other comprehensive income (loss), net of tax:
            Unrealized holding losses arising during
              the period...................................             --               (39)
            Reclassification adjustment for (gains) losses
              included in net income ......................            (89)               30
                                                                    ------           -------
         Comprehensive income .............................         $6,030           $ 4,299
                                                                    ======           =======

PEDIATRIX MEDICAL GROUP, INC.

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

7.       SUBSEQUENT EVENTS:

         Subsequent to March 31, 1998, the Company completed the acquisitions of two physician group practices. Total consideration for these acquisitions approximated $13.4 million in cash and 1,185,607 shares of stock in a subsidiary of the Company. The acquisitions will be accounted for using the purchase method of accounting.

         Subsequent to March 31, 1998, the Internal Revenue Service concluded its examination of the Company for the tax years ended December 31, 1992, 1993 and 1994. The resolution of the examination did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 1998, AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         The Company reported net patient service revenue of $37.8 million for the three months ended March 31, 1998, as compared with $27.0 million for the same period in 1997, a growth rate of 40.0%. This $10.8 million increase was primarily attributable to new units, including units at which the Company provides services as a result of acquisitions. Same unit patient service revenue, exclusive of administrative fees, increased by approximately $815,000, or 3.7% for the three months ended March 31, 1998. Same units are those units at which the Company provided services for the entire period for which the percentage is calculated and the entire prior comparable period.

         Salaries and benefits increased approximately $6.0 million, or 33.8% to $23.6 million for the three months ended March 31, 1998, as compared with $17.6 million for the same period in 1997. Of this $6.0 million increase, $4.2 million was attributable to hiring new physicians, primarily to support new unit growth, and the remaining $1.8 million was primarily attributable to increased support staff and resources added in the areas of nursing, management and billing and reimbursement. Supplies and other operating expenses increased $593,000, or 28.2% to $2.7 million for the three months ended March 31, 1998, as compared with $2.1 million for the same period in 1997, primarily as a result of new units. Depreciation and amortization expense increased by $905,000, or 115.6% to $1.7 million for the three months ended March 31, 1998, as compared with $783,000 for the same period in 1997, primarily as a result of amortization of goodwill in connection with acquisitions.

         Income from operations increased approximately $3.4 million, or 51.3%, to $9.9 million for the three months ended March 31, 1998, as compared with $6.5 million for the same period in 1997. The increase in income from operations was primarily due to increased volume, principally from acquisitions.

         The Company earned investment income of approximately $446,000 for the three months ended March 31, 1998, as compared with $735,000 for the same period in 1997. The decrease in investment income resulted primarily from funds used in connection with acquisitions.

         The effective income tax rate was approximately 40% for the three month periods ended March 31, 1998 and 1997.

         Net income increased 42.0% to $6.1 million for the three months ended March 31, 1998, as compared with $4.3 million for the same period in 1997. Net income as a percentage of net patient service revenue increased to 16.2% for the three months ended March 31, 1998, compared to 15.9% for the same period in 1997.



LIQUIDITY AND CAPITAL RESOURCES


         As of March 31, 1998, the Company had working capital of approximately $12.6 million, a decrease of $41.3 million from the working capital of $53.9 million available at December 31, 1997. The decrease is principally a result of funds utilized for acquisitions during the first quarter, offset by cash generated from operations.

         The Company anticipates that funds generated from operations together with cash on hand and funds available under its credit facility, will be sufficient to meet its working capital requirements and finance any required capital expenditures for at least the next twelve months.

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

                  Subsequent to March 31, 1998, the Internal Revenue Service concluded its examination of the Company for the tax years ended December 31, 1992, 1993 and 1994. The resolution of the examination did not have a material effect on the Company's consolidated financial position, results of operation or cash flow.

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


                                    PEDIATRIX MEDICAL GROUP, INC.



Date:  May 14, 1998                 By: /s/ Roger J. Medel
                                        --------------------------------------
                                        Roger J. Medel, President and Chief
                                        Executive Officer (Principal Executive
                                        Officer)


Date:  May 14, 1998                 By: /s/ Lawrence M. Mullen
                                        --------------------------------------
                                        Lawrence M. Mullen, Vice President and
                                        Chief Financial Officer (Principal
                                        Financial and Accounting Officer)