Form 10-Q
period 1998-06-30
PEDIATRIX MEDICAL GROUP INC
filed 1998-08-13
CIK 893949

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended June 30, 1998

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


                                 Not Applicable
   (Former name, former address and fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes X     No
                       --       --

At August 6,1998, the Registrant had 15,242,831 shares of $0.01 par value common stock outstanding.

                          PEDIATRIX MEDICAL GROUP, INC.

                                      INDEX





PART I - FINANCIAL INFORMATION                                                                                 Page
                                                                                                               ----
ITEM 1.       Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 1998 (Unaudited)
  and December 31, 1997.........................................................................................  3

Condensed Consolidated Statements of Income for the Three and Six Months Ended
  June 30, 1998 and 1997 (Unaudited)............................................................................  4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended
  June 30, 1998 and 1997 (Unaudited)............................................................................  5

Notes to Condensed Consolidated Financial Statements............................................................  6

ITEM 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations.....................................................  9


PART II - OTHER INFORMATION..................................................................................... 11


SIGNATURES...................................................................................................... 13


                                           PART I - FINANCIAL INFORMATION

                                           ITEM 1. FINANCIAL STATEMENTS

                                           PEDIATRIX MEDICAL GROUP, INC.

                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           June 30, 1998                  December 31,
                                                            (Unaudited)                       1997
                                                         -------------------           -------------------
                                                                          (in thousands)
ASSETS
Current assets:
     Cash and cash equivalents .....................     $            1,753            $           18,562
     Investments in marketable securities...........                     --                        27,132
     Accounts receivable, net.......................                 46,219                        34,866
     Prepaid expenses...............................                    550                           873
     Other current assets...........................                  1,016                           586
                                                         -------------------           -------------------
         Total current assets.......................                 49,538                        82,019
Property and equipment, net.........................                 10,644                         9,898
Other assets, net...................................                170,624                       104,895
                                                         -------------------           ------------------
         Total assets...............................     $          230,806            $          196,812
                                                         ===================           ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses..........     $           17,083            $           16,170
     Income taxes payable...........................                  1,103                         1,348
     Current portion of note payable................                    200                           200
     Deferred income taxes..........................                 15,252                        10,393
                                                         -------------------           -------------------
         Total current liabilities..................                 33,638                        28,111
Line of credit......................................                 10,000                            --
Note payable........................................                  2,450                         2,550
Deferred income taxes...............................                    947                         2,442
                                                         -------------------           -------------------
         Total liabilities..........................                 47,035                        33,103
Minority interest...................................                  4,153                            --
Commitments and contingencies
Stockholders' equity:
     Preferred stock................................                     --                            --
     Common stock...................................                    152                           151
     Additional paid-in capital.....................                125,162                       122,391
     Retained earnings..............................                 54,304                        41,078
     Unrealized gain on investments.................                     --                            89
                                                         -------------------           -------------------
         Total stockholders' equity.................                179,618                       163,709
                                                         -------------------           -------------------

         Total liabilities and stockholders' equity.     $          230,806            $          196,812
                                                         ===================           ===================



                                  The accompanying notes are an integral part of
                                            these financial statements


                                           PEDIATRIX MEDICAL GROUP, INC.

                                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                             (Unaudited)

                                                          Three Months Ended                          Six Months Ended
                                                               June 30,                                   June 30,
                                                 -------------------------------------      -------------------------------------
                                                      1998                  1997                 1998                 1997
                                                 ----------------      ---------------      ---------------      ----------------
                                                                    (in thousands, except for per share data)

   Net patient service revenue..................  $       46,144       $       30,599       $       83,952       $        57,612
   Operating expenses:
      Salaries and benefits.....................          28,584               19,774               52,144                37,383
      Supplies & other operating expenses.......           3,393                2,358                6,088                 4,460
      Depreciation and amortization.............           2,125                1,008                3,813                 1,791
                                                 ----------------      ---------------      ---------------      ----------------
            Total operating expenses ...........          34,102               23,140               62,045                43,634
                                                 ----------------      ---------------      ---------------      ----------------

            Income from operations .............          12,042                7,459               21,907                13,978

   Investment income............................              45                  563                  491                 1,298
   Interest expense.............................            (242)                 (75)                (351)                 (149)
                                                 ----------------      ---------------      ---------------      ----------------
            Income before income taxes .........          11,845                7,947               22,047                15,127
   Income tax provision.........................           4,738                3,179                8,821                 6,051
                                                 ----------------      ---------------      ---------------      ----------------
        Net income.............................. $         7,107       $        4,768       $       13,226       $         9,076
                                                 ================      ===============      ===============      ================

   Per share data:
        Net income per common and
        common equivalent share:

            Basic .............................. $           .47       $          .32       $          .87       $           .61
                                                 ================      ===============      ===============      ================

            Diluted ............................ $           .45       $          .30       $          .83       $           .58
                                                 ================      ===============      ===============      ================

        Weighted average shares used in
        computing net income per common and
        common equivalent share:

            Basic...............................          15,226               15,001               15,192                14,944
                                                 ================      ===============      ===============      ================

            Diluted.............................          15,900               15,678               15,871                15,611
                                                 ================      ===============      ===============      ================


                                  The accompanying notes are an integral part of
                                              these financial statements


                                             PEDIATRIX MEDICAL GROUP, INC.

                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    (Unaudited)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                          -------------------------------------------
                                                                               1998                       1997
                                                                          ----------------          -----------------
                                                                                        (in thousands)

Cash flows provided (used) by operating activities:
     Net income                                                           $        13,226            $         9,076
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization.................................             3,813                      1,791
         Deferred income taxes.........................................             3,364                      2,399
         Changes in assets and liabilities:
              Accounts receivable......................................           (11,353)                    (6,332)
              Prepaid expenses and other current assets ...............              (107)                      (680)
              Income taxes payable.....................................               629                      2,146
              Other assets.............................................               116                        (84)
              Accounts payable and accrued expenses....................               (33)                       439
                                                                          ----------------          -----------------
                  Net cash provided by operating activities ...........             9,655                      8,755
                                                                          ----------------          -----------------
Cash flows provided (used) by investing activities:
     Physician group acquisition payments..............................           (63,891)                   (30,365)
     Purchase of investments...........................................            (9,939)                    (7,074)
     Proceeds from sale of investments.................................            36,983                     36,567
     Purchase of property and equipment................................            (1,401)                    (1,114)
                                                                          ----------------          -----------------
                  Net cash used in investing activities................           (38,248)                    (1,986)
                                                                          ----------------          -----------------
Cash flows provided (used) by financing activities:
     Borrowings on line of credit......................................            10,000                         --
     Payments on note payable..........................................              (100)                      (100)
     Proceeds from issuance of common stock............................             1,884                      2,265
                                                                          ----------------          -----------------
                  Net cash provided by financing activities ...........            11,784                      2,165
                                                                          ----------------          -----------------
Net (decrease) increase in cash and cash equivalents ..................           (16,809)                     8,934
Cash and cash equivalents at beginning of period ......................            18,562                     18,435
                                                                          ----------------          -----------------
Cash and cash equivalents at end of period..............................  $         1,753            $        27,369
                                                                          ================          =================



                                  The accompanying notes are an integral part of
                                            these financial statements

                          PEDIATRIX MEDICAL GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1998

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

         The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results of operations to be expected for the year ended December 31, 1998. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998.

2.       Business Acquisitions:

         During the first six months of 1998, the Company completed the acquisition of 10 physician group practices. Total consideration for these acquisitions approximated $62 million in cash and 4,136,934 shares of stock in a subsidiary of the Company.

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

         The following unaudited pro forma information combines the consolidated results of operations of the Company and the physician group practices acquired during 1997 and 1998 as if the acquisitions had occurred on January 1, 1997:

                                                                  Six Months Ended
                                                                      June 30,
                                                       ----------------------------------------
                                                            1998                    1997
                                                       ----------------        ----------------
                                                        (in thousands, except for per share
                                                                       data)
         Net patient service revenue                     $      88,698           $     76,347
         Net income                                             13,436                  9,797
         Net income per share:
           Basic                                                   .88                    .66
           Diluted                                                 .85                    .63

         The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

         PEDIATRIX MEDICAL GROUP, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                    (Unaudited)

3.       Accounts Payable and Accrued Expenses:

         Accounts payable and accrued expenses consists of the following:

                                                                   June 30,                     December 31,
                                                                     1998                           1997
                                                              --------------------         --------------------
                                                                               (in thousands)
         Accounts payable............................         $             2,624          $              2,988
         Accrued salaries and bonuses................                       5,195                         5,340
         Accrued payroll taxes and benefits..........                       3,308                         3,013
         Accrued professional liability coverage.....                       4,298                         3,747
         Other accrued expenses......................                       1,658                         1,082
                                                              --------------------         ---------------------
                                                              $            17,083          $             16,170
                                                              ====================         =====================

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

5.       Accounting Pronouncements Recently Issued:

         During  1998,  the  Company  adopted  the  provisions  of SFAS No. 130,
         "Reporting Comprehensive Income," which requires that all items recognized under accounting standards as components of comprehensive income be reported in the financial statements. The Company's comprehensive income was as follows:



                                                            Three Months Ended                Six Months Ended
                                                                 June 30,                         June 30,
                                                        ----------------------------    -----------------------------

                                                             1998            1997            1998             1997
                                                        ------------    ------------    -------------    ------------
                                                                               (in thousands)
Net income..........................................    $     7,107     $     4,768     $     13,226     $     9,076
Other comprehensive income (loss) net of tax:
     Unrealized holding losses arising during the
            period..................................             --              (1)              --              (1)
     Reclassification adjustment for (gains) losses
            included in net income                               --              39              (89)             30
                                                        ------------    ------------    -------------    -------------
Net (gains) losses recognized in other
        comprehensive income........................             --              38              (89)             29
                                                        ------------    ------------    -------------   -------------

Comprehensive income................................    $     7,107     $     4,806     $     13,137     $     9,105
                                                        ============    ============    =============    ============

         PEDIATRIX MEDICAL GROUP, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                    (Unaudited)

6.       Contingencies:

         During the ordinary course of business, the Company has become a party to pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice and are generally covered by insurance. These lawsuits are not expected to result in judgments which would exceed professional liability insurance coverage, and, therefore will not have a material impact on the Company's consolidated results of operations, financial position or liquidity, notwithstanding any possible insurance recovery.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Three Months Ended June 30, 1998 as Compared to Three Months Ended June 30, 1997

         The Company reported net patient service revenue of $46.1 million for the three months ended June 30, 1998, as compared with $30.6 million for the same period in 1997, a growth rate of 50.8%. Of this $15.5 million increase, $14.4 million, or 92.9% was attributable to new units, including units at which the Company provides services as a result of acquisitions. Same unit patient service revenue, exclusive of administrative fees, increased $1.5 million, or 5.6%, for the three months ended June 30, 1998. Same units are those units at which the Company provided services for the entire period for which the percentage is calculated and the entire comparable period.

         Salaries and benefits increased $8.8 million, or 44.6% to $28.6 million for the three months ended June 30, 1998, as compared with $19.8 million for the same period in 1997. Of this $8.8 million increase, $6.5 million, or 73.7%, was attributable to hiring new physicians, primarily to support new unit growth, and the remaining $2.3 million was primarily attributable to increased support staff and resources added in the areas of nursing, management and billing and reimbursement. Supplies and other operating expenses increased $1.0 million, or 43.9% to $3.4 million for the three months ended June 30, 1998, as compared with $2.4 million for the same period in 1997, primarily as a result of new units. Depreciation and amortization expense increased by $1.1 million, or 110.8% to $2.1 million for the three months ended June 30, 1998, as compared with $1.0 million for the same period in 1997, primarily as a result of amortization of goodwill in connection with acquisitions.

         Income from operations increased approximately $4.6 million, or 61.4%, to $12.0 million for the three months ended June 30, 1998, as compared with $7.5 million for the same period in 1997. The increase in income from operations was primarily due to increased volume, principally from acquisitions.

         The Company earned investment income of approximately $45,000 for the three months ended June 30, 1998, as compared with approximately $563,000 for the same period in 1997. The decrease in investment income resulted primarily from the use of funds in connection with acquisitions.

         The effective income tax rate was approximately 40.0% for the three month periods ended June 30, 1998 and 1997.

         Net income increased 49.1% to $7.1 million for the three months ended June 30, 1998, as compared with $4.8 million for the same period in 1997. Net income as a percentage of net patient service revenue decreased to 15.4% for the three months ended June 30, 1998, compared to 15.6% for the same period in 1997 primarily as a result of a decrease in investment income.

         Six Months Ended June 30, 1998 as Compared to Six Months Ended June 30, 1997

         The Company reported net patient service revenue of $84.0 million for the six months ended June 30, 1998, as compared with $57.6 million for the same period in 1997, a growth rate of 45.7%. Of this $26.4 million increase, $24.8 million, or 93.9% was attributable to new units at which the Company provides services as a result of acquisitions. Same unit patient service revenue, exclusive of administrative fees, increased $2.3 million, or 5.2%, for the six months ended June 30, 1998. Same units are those units at which the Company provided services for the entire period for which the percentage is calculated and the entire comparable period.

         Salaries and benefits increased $14.8 million, or 39.5% to $52.1 million for the six months ended June 30, 1998, as compared with $37.4 million for the same period in 1997. Of this $14.8 million increase, $10.9 million, or 73.6%, was attributable to hiring new physicians, primarily to support new unit growth, and the remaining $3.9 million was primarily attributable to increased support staff and resources added in the areas of nursing, management and billing and reimbursement. Supplies and other operating expenses increased $1.6 million, or 36.5% to $6.1 million for the six months ended June 30, 1998, as compared with $4.5 million for the same period in 1997, primarily as a result of new units. Depreciation and amortization expense increased by $2.0 million, or 112.9% to $3.8 million for the six months ended June 30, 1998, as compared with $1.8 million for the same period in 1997, primarily as a result of amortization of goodwill in connection with acquisitions.

         Income from operations increased approximately $8.0 million, or 56.7%, to $22.0 million for the six months ended June 30, 1998, as compared with $14.0 million for the same period in 1997. The increase in income from operations was primarily due to increased volume, principally from acquisitions.

         The Company earned investment income of approximately $491,000 for the six months ended June 30, 1998, as compared with $1.3 million for the same period in 1997. The decrease in investment income resulted primarily from the use of funds in connection with acquisitions.

         The effective income tax rate was approximately 40.0% for the six month periods ended June 30, 1998 and 1997.

         Net income increased 45.7% to $13.2 million for the six months ended June 30, 1998, as compared with $9.1 million for the same period in 1997. Net income as a percentage of net patient service revenue was 15.8% for the six month periods ended June 30, 1998 and 1997.

Liquidity and Capital Resources


         As of June 30, 1998, the Company had working capital of approximately $15.9 million, a decrease of $38.0 million from the working capital of $53.9 million available at December 31, 1997. The decrease is principally a result of funds utilized for acquisitions during the first six months of 1998, offset by cash generated from operations.

         The Company anticipates that funds generated from operations together with cash and funds available under its credit facility, will be sufficient to meet its working capital requirements and finance any required capital expenditures for at least the next twelve months.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
         ------------------
                  During the ordinary course of business, the Company has become a party to pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice and are generally covered by insurance. These lawsuits are not expected to result in judgments which would exceed professional liability insurance coverage, and, therefore will not have a material impact on the Company's consolidated results of operations, financial position or liquidity, notwithstanding any possible insurance recovery.

                  During 1998, the Internal Revenue Service concluded its examination of the Company for the tax years ended December 31, 1992, 1993 and 1994. The resolution of the examination did not have a material effect on the Company's consolidated financial position or results of operations.

Item 2.  Changes in Securities
         ---------------------
         Not applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security-Holders
         ---------------------------------------------------
         (a) The Company's Annual Meeting of Shareholders was held on May 14, 1998.

         (b) Not required.

         (c) The matters voted on at the Annual Meeting of Shareholders and the tabulation of votes on such matters are as follows:

                1.       Election of Directors:


                                                               Against or
                  Name                          For             Withheld         Abstained     Broker Non-Vote
-------------------------------              -----------        --------         ---------     ---------------

Roger J. Medel, M.D., M.B.A.                 12,666,503          63,228              0                0

E. Roe Stamps, IV                            12,712,313          17,418              0                0

Bruce R. Evans                               12,712,343          17,388              0                0

Michael B. Fernandez                         12,666,383          63,348              0                0

Albert H. Nahmad                             12,712,283          17,448              0                0

M. Douglas Cunningham, M.D.                  12,666,423          63,308              0                0

Cesar L. Alvarez                             12,420,886         308,845              0                0

Item 5.    Other Information
           -----------------
           Not applicable.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
           (a)    Exhibits

                  10.33 Amendment No. 3 to Amended and Restated Credit Agreement, dated March 10, 1998 between Pediatrix, certain PA Contractors, BankBoston and SunTrust Bank

                  10.34 Amendment No. 4 to Amended and Restated Credit Agreement, dated June 24, 1998 between Pediatrix, certain PA Contractors, BankBoston and SunTrust Bank

                  10.35 Pediatrix Executive Non-Qualified Deferred Compensation Plan, dated October 13,1997

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

                                          PEDIATRIX MEDICAL GROUP, INC.



Date:  August 12, 1998                    By: /s/ Roger J. Medel
                                             -------------------
                                              Roger J. Medel, President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)


Date:  August 12, 1998                    By: /s/ Karl B. Wagner
                                             -------------------
                                              Karl B. Wagner, Chief Financial
                                              Officer (Principal Financial and
                                              Accounting Officer)