Form 10-Q
period 1998-09-30
PEDIATRIX MEDICAL GROUP INC
filed 1998-11-16
CIK 893949

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 30, 1998

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-26762


                          PEDIATRIX MEDICAL GROUP, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

                        Florida                                                        65-0271219
                        -------                                                        ----------
     (State or other jurisdiction of incorporation                        (I.R.S. Employer Identification No.)
                   or organization)


                              1455 North Park Drive
                          Ft. Lauderdale, Florida 33326
                          -----------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (954) 384-0175
                                 --------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
                                 --------------
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

At November 4, 1998, the Registrant had 15,285,732 shares of $0.01 par value common stock outstanding.

                          PEDIATRIX MEDICAL GROUP, INC.

                                      INDEX
                                      -----



                                                                                                               Page
                                                                                                               ----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.       Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 1998 (Unaudited)
  and December 31, 1997.........................................................................................  3

Condensed Consolidated Statements of Income for the Three and Nine Months Ended
  September 30, 1998 and 1997 (Unaudited).......................................................................  4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
  September 30, 1998 and 1997 (Unaudited).......................................................................  5

Notes to Condensed Consolidated Financial Statements............................................................  6

ITEM 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations.....................................................  9


PART II - OTHER INFORMATION..................................................................................... 11
---------------------------

SIGNATURES...................................................................................................... 12
----------

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          PEDIATRIX MEDICAL GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         September 30, 1998                December 31,
                                                            (Unaudited)                       1997
                                                         -------------------           -------------------
                                                                          (in thousands)
ASSETS
Current assets:
     Cash and cash equivalents......................     $              609            $           18,562
     Investments in marketable securities...........                     --                        27,132
     Accounts receivable, net.......................                 50,610                        34,866
     Prepaid expenses...............................                    584                           873
     Other current assets...........................                  1,170                           586
                                                         -------------------           -------------------
         Total current assets.......................                 52,973                        82,019
Property and equipment, net.........................                 11,648                         9,898
Other assets, net...................................                188,230                       104,895
                                                         -------------------           -------------------
         Total assets...............................     $          252,851            $          196,812
                                                         ===================           ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses..........     $           20,945            $           16,170
     Income taxes payable...........................                    436                         1,348
     Current portion of note payable................                    200                           200
     Deferred income taxes..........................                 16,705                        10,393
                                                         -------------------           -------------------
         Total current liabilities..................                 38,286                        28,111
Line of credit......................................                 15,275                            --
Note payable........................................                  2,400                         2,550
Deferred income taxes...............................                  2,304                         2,442
Other liabilities...................................                    772                            --
                                                         -------------------           -------------------
         Total liabilities..........................                 59,037                        33,103
Minority interest...................................                  5,542                            --
Commitments and contingencies
Stockholders' equity:
     Preferred stock................................                     --                            --
     Common stock...................................                    153                           151
     Additional paid-in capital.....................                126,185                       122,391
     Retained earnings..............................                 61,934                        41,078
     Unrealized gain on investments.................                     --                            89
                                                         -------------------           -------------------
         Total stockholders' equity.................                188,272                       163,709
                                                         -------------------           -------------------
         Total liabilities and stockholders' equity.     $          252,851            $          196,812
                                                         ===================           ===================

                 The accompanying notes are an integral part of
                           these financial statements

                          PEDIATRIX MEDICAL GROUP, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                           Three Months Ended                        Nine Months Ended
                                                             September 30,                             September 30,
                                                  -------------------------------------     -------------------------------------
                                                       1998                 1997                 1998                 1997
                                                  ----------------     ----------------     ----------------     ----------------
                                                                    (in thousands, except for per share data)

   Net patient service revenue................    $       49,351       $       34,444       $      133,303       $       92,056
   Operating expenses:
      Salaries and benefits...................            30,334               21,874               82,478               59,257
      Supplies & other operating expenses.....             3,575                2,467                9,663                6,927
      Depreciation and amortization...........             2,372                1,278                6,185                3,069
                                                  ----------------     ----------------     ----------------     ----------------

            Total operating expenses..........            36,281               25,619               98,326               69,253
                                                  ----------------     ----------------     ----------------     ----------------

            Income from operations............            13,070                8,825               34,977               22,803

   Investment income..........................                38                  422                  529                1,720
   Interest expense...........................              (392)                 (76)                (743)                (225)
                                                  ----------------     ----------------     ----------------     ----------------
            Income before income taxes........            12,716                9,171               34,763               24,298
   Income tax provision.......................             5,086                3,668               13,907                9,719
                                                  ----------------     ----------------     ----------------     ----------------

        Net income............................    $        7,630       $        5,503       $       20,856       $       14,579
                                                  ================     ================     ================     ================

   Per share data:
        Net income per common and
        common equivalent share:
            Basic.............................    $          .50       $          .37       $         1.37       $          .97
                                                  ================     ================     ================     ================

            Diluted...........................    $          .48       $          .35       $         1.31       $          .93
                                                  ================     ================     ================     ================

        Weighted average shares used in
        computing net income per common and
        common equivalent share:
            Basic.............................            15,256               15,065              15,214                14,985
                                                  ================     ================     ================     ================

            Diluted...........................            15,971               15,853              15,904                15,692
                                                  ================     ================     ================     ================


                 The accompanying notes are an integral part of
                           these financial statements

                          PEDIATRIX MEDICAL GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                          -------------------------------------------
                                                                               1998                       1997
                                                                          ----------------          -----------------
                                                                                        (in thousands)
Cash flows provided from operating activities:
     Net income......................................................     $       20,856             $       14,579
     Adjustments to reconcile net income to net cash provided
         from operating activities:
         Depreciation and amortization...............................              6,185                      3,069
         Deferred income taxes.......................................              6,174                      3,225
         Changes in assets and liabilities:
              Accounts receivable....................................            (15,744)                    (9,561)
              Prepaid expenses and other current assets..............               (295)                      (146)
              Other assets...........................................                202                       (218)
              Accounts payable and accrued expenses..................              4,429                      2,711
              Income taxes payable...................................                (39)                     4,495
                                                                          ----------------           ----------------
                  Net cash provided from operating activities........             21,768                     18,154
                                                                          ----------------           ----------------
Cash flows used in investing activities:
     Physician group acquisition payments............................            (81,989)                   (56,163)
     Purchase of investments.........................................             (9,939)                   (10,424)
     Proceeds from sale of investments...............................             36,982                     40,665
     Purchase of property and equipment..............................             (2,803)                    (1,597)
                                                                          ----------------           ----------------
                  Net cash used in investing activities .............            (57,749)                   (27,519)
                                                                          ----------------           ----------------
Cash flows from financing activities:
     Borrowings on line of credit, net...............................             15,275                         --
     Payments on note payable........................................               (150)                      (150)
     Proceeds from issuance of common stock..........................              2,903                      2,402
                                                                          ----------------           ----------------
                  Net cash provided from financing activities........             18,028                      2,252
                                                                          ----------------           ----------------
Net decrease in cash and cash equivalents............................            (17,953)                    (7,113)
Cash and cash equivalents at beginning of period.....................             18,562                     18,435
                                                                          ----------------           ----------------
Cash and cash equivalents at end of period...........................     $          609             $       11,322
                                                                          ================           ================


                 The accompanying notes are an integral part of
                           these financial statements

                          PEDIATRIX MEDICAL GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1998

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

         The results of operations for the three and nine months ended September 30, 1998, are not necessarily indicative of the results of operations to be expected for the year ended December 31, 1998. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998.

2.       Business Acquisitions:

         During the first nine months of 1998, the Company completed the acquisition of thirteen physician group practices. Total consideration for these acquisitions approximated $79 million in cash and 5,455,334 shares of stock in a subsidiary of the Company.

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

         The following unaudited pro forma information combines the consolidated results of operations of the Company and the physician group practices acquired during 1997 and 1998 as if the acquisitions had occurred on January 1, 1997:

                                                                  Nine Months Ended
                                                                    September 30,
                                                       ----------------------------------------
                                                            1998                    1997
                                                       ----------------        ----------------
                                                      (in thousands, except for per share data)
         Net patient service revenue................     $     142,572           $    123,175
         Net income.................................            21,152                 15,714
         Net income per share:
           Basic....................................              1.39                   1.05
           Diluted..................................              1.33                   1.00

         The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

         PEDIATRIX MEDICAL GROUP, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                   (Unaudited)

3.       Accounts Payable and Accrued Expenses:

         Accounts payable and accrued expenses consists of the following:

                                                                  September 30,                 December 31,
                                                                      1998                         1997
                                                              --------------------         -------------------
                                                                              (in thousands)
         Accounts payable............................         $             3,168          $            2,988
         Accrued salaries and bonuses................                       7,291                       5,340
         Accrued payroll taxes and benefits..........                       4,319                       3,013
         Accrued professional liability coverage.....                       4,237                       3,747
         Other accrued expenses......................                       1,930                       1,082
                                                              --------------------         -------------------
                                                              $            20,945          $           16,170
                                                              ====================         ===================

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

5.       Accounting Pronouncements Recently Issued:

         During 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires that all items recognized under accounting standards as components of comprehensive income be reported in the financial statements. The Company's comprehensive income was as follows:

                                                            Three Months Ended               Nine Months Ended
                                                               September 30,                   September 30,
                                                        ----------------------------    -----------------------------
                                                             1998            1997            1998             1997
                                                        ------------    ------------    -------------    ------------
                                                                               (in thousands)
Net income...........................................   $     7,630     $     5,503     $     20,856     $    14,579
Other comprehensive income (loss) net of tax:
     Unrealized holding gains arising during the
       period........................................            --              19               --              19
     Reclassification adjustment for losses (gains)
       included in net income........................            --               1              (89)             30
                                                        ------------    ------------    -------------    ------------
Net losses (gains) recognized in other
       comprehensive income..........................            --              20              (89)             49
                                                        ------------    ------------    -------------    ------------

Comprehensive income.................................   $     7,630     $     5,523     $     20,767     $    14,628
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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Results of Operations

Three Months Ended September 30, 1998 as Compared to Three Months Ended September 30, 1997

         The Company reported net patient service revenue of $49.4 million for the three months ended September 30, 1998, as compared with $34.4 million for the same period in 1997, a growth rate of 43.3%. Of this $15.0 million increase, $12.5 million, or 83.3% was attributable to new units, including units at which the Company provides services as a result of acquisitions. Same unit patient service revenue increased $2.5 million, or 7.4%, for the three months ended September 30, 1998. Same units are those units at which the Company provided services for the entire period for which the percentage is calculated and the entire comparable period.

         Salaries and benefits increased $8.4 million, or 38.7% to $30.3 million for the three months ended September 30, 1998, as compared with $21.9 million for the same period in 1997. Of this $8.4 million increase, $5.7 million, or 67.9%, was attributable to hiring new physicians, primarily to support new unit growth, and the remaining $2.7 million was primarily attributable to increased support staff and resources added in the areas of nursing, management and billing and reimbursement. Supplies and other operating expenses increased $1.1 million, or 44.9% to $3.6 million for the three months ended September 30, 1998, as compared with $2.5 million for the same period in 1997, primarily as a result of new units. Depreciation and amortization expense increased by $1.1 million, or 85.6% to $2.4 million for the three months ended September 30, 1998, as compared with $1.3 million for the same period in 1997, primarily as a result of amortization of goodwill in connection with acquisitions.

         Income from operations increased $4.3 million, or 48.1%, to $13.1 million for the three months ended September 30, 1998, as compared with $8.8 million for the same period in 1997. The increase in income from operations was primarily due to increased volume, principally from acquisitions.

         The Company earned investment income of approximately $38,000 for the three months ended September 30, 1998, as compared with approximately $422,000 for the same period in 1997. The decrease in investment income resulted primarily from the use of funds in connection with acquisitions.

         The effective income tax rate was approximately 40% for the three month periods ended September 30, 1998 and 1997.

         Net income increased 38.7% to $7.6 million for the three months ended September 30, 1998, as compared with $5.5 million for the same period in 1997. Net income as a percentage of net patient service revenue decreased to 15.5% for the three months ended September 30, 1998, compared to 16.0% for the same period in 1997 primarily as a result of a decrease in cash and investments and an increase in borrowings.

Nine Months Ended September 30, 1998 as Compared to Nine Months Ended September 30, 1997

         The Company reported net patient service revenue of $133.3 million for the nine months ended September 30, 1998, as compared with $92.1 million for the same period in 1997, a growth rate of 44.8%. Of this $41.2 million increase, $37.3 million, or 90.5% was attributable to new units at which the Company provides services primarily as a result of acquisitions. Same unit patient service revenue, increased $3.9 million, or 5.5%, for the nine months ended September 30, 1998. Same units are those units at which the Company provided services for the entire period for which the percentage is calculated and the entire comparable period.

         Salaries and benefits increased $23.2 million, or 39.2% to $82.5 million for the nine months ended September 30, 1998, as compared with $59.3 million for the same period in 1997. Of this $23.2 million increase, $17.1 million, or 73.7%, was attributable to hiring new physicians, primarily to support new unit growth, and the remaining $6.1 million was primarily attributable to increased support staff and resources added in the areas of nursing, management and billing and reimbursement. Supplies and other operating expenses increased $2.8 million, or 39.5% to $9.7 million for the nine months ended September 30, 1998, as compared with $6.9 million for the same period in 1997, primarily as a result of new units. Depreciation and amortization expense increased by $3.1 million, or 101.5% to $6.2 million for the nine months ended September 30, 1998, as compared with $3.1 million for the same period in 1997, primarily as a result of amortization of goodwill in connection with acquisitions.

         Income from operations increased approximately $12.2 million, or 53.4%, to $35.0 million for the nine months ended September 30, 1998, as compared with $22.8 million for the same period in 1997. The increase in income from operations was primarily due to increased volume, principally from acquisitions.

         The Company earned investment income of approximately $529,000 for the nine months ended September 30, 1998, as compared with $1.7 million for the same period in 1997. The decrease in investment income resulted primarily from the use of funds in connection with acquisitions.

         The effective income tax rate was approximately 40% for the nine month periods ended September 30, 1998 and 1997.

         Net income increased 43.1% to $20.9 million for the nine months ended September 30, 1998, as compared with $14.6 million for the same period in 1997. Net income as a percentage of net patient service revenue decreased to 15.6% for the nine months ended September 30, 1998, compared to 15.8% for the same period in 1997, primarily as a result of a decrease in cash and investments and an increase in borrowings.

Liquidity and Capital Resources


         As of September 30, 1998, the Company had working capital of approximately $14.7 million, a decrease of $39.2 million from the working capital of $53.9 million available at December 31, 1997. The decrease is principally a result of funds utilized for acquisitions during the first nine months of 1998, offset by cash generated from operations.

         The Company anticipates that funds generated from operations together with cash and funds available under its $75 million credit facility, will be sufficient to meet its working capital requirements and finance any required capital expenditures for at least the next twelve months.

Year 2000

         The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the transition to the year 2000 and has developed an implementation plan to resolve any related issues. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, by modifying and upgrading its existing software, the transition to the year 2000 will not pose significant operational problems. The Company has not had any discussions with its payors to determine the status of their systems. However, if the Company or its vendors or payors do not make the modifications and conversions required on a timely basis it could have a material adverse effect on the Company's financial condition and results of operations.

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings
           -----------------

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

Item 4.    Submission of Matters to a Vote of Security-Holders
           ---------------------------------------------------

           Not applicable.

Item 5.    Other Information
           -----------------

           Rule 14a-4, adopted June 29, 1998, included certain changes with respect to a company's use of its discretionary proxy voting authority for proposals to be considered at annual meetings of shareholders. Pursuant to the Rule, if a proposal by a shareholder is not received at least 45 days prior to the month and day of mailing of a company's prior year's proxy statement (or by an earlier or later date established by an overriding advance notice provision in the company's charter or bylaws), then management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the annual meeting, without discussion of the matter. The proxy statement for the Company's 1998 Annual Meeting of the Shareholders held on May 18, 1998, was mailed to its shareholders on or about April 6, 1998.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)    Exhibits

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

                        PEDIATRIX MEDICAL GROUP, INC.



Date: November 13, 1998  By: /s/ Roger J. Medel
                            ----------------------------------------------------
                             Roger J. Medel, President and Chief Executive Officer (Principal Executive Officer)


Date: November 13, 1998  By: /s/ Karl B. Wagner
                            ----------------------------------------------------
                             Karl B. Wagner, Chief Financial Officer (Principal Financial and Accounting Officer)