Form 10-K
period 1998-12-31
PEDIATRIX MEDICAL GROUP INC
filed 1999-03-26
CIK 893949

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to _______________
         Commission file number 0-26762

                          PEDIATRIX MEDICAL GROUP, INC.
            (Exchange name of registrant as specified in its charter)

                 Florida                                   65-0271219
                 -------                                   ----------
      (State or other jurisdiction)                     (I.R.S. Employer
    of incorporation or organization)                  Identification No.)


    1455 North Park Drive, Ft. Lauderdale, Florida             33326
    ----------------------------------------------             -----
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

         The aggregate market value of shares of Common Stock held by non-affiliates of the registrant as of March 8, 1999, was approximately $205,917,000 based on a $22.63 closing sales price for the Common Stock on the New York Stock Exchange on such date. For purposes of this computation, all executive officers, directors and 5% beneficial owners of the common stock of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors, officers or 5% beneficial owners are, in fact, affiliates of the registrant.

         The number of shares of Common Stock, $.01 par value, of the registrant outstanding as of March 8, 1999 were 15,439,417.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the following documents have been incorporated by reference into the parts indicated: The registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report - Part III.

================================================================================

                                                  Index to Items
                                                  --------------

PART I            ..................................................................................... 3
         Item 1.  Business............................................................................. 3
         Item 2.  Properties...........................................................................18
         Item 3.  Legal Proceedings....................................................................18
         Item 4.  Submission of Matters to a Vote of Security Holders..................................18

PART II           .....................................................................................19
         Item 5.  Market for the Registrant's Common Equity and Related
                  Stockholder Matters..................................................................19
         Item 6.  Selected Financial Data..............................................................20
         Item 7.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations............................................................22
         Item 8.  Financial Statements and Supplementary Data..........................................28
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................................49

PART III          .....................................................................................49
         Item 10  Directors and Executive Officers of the Registrant...................................49
         Item 11  Executive Compensation...............................................................49
         Item 12  Security Ownership of Certain Beneficial Owners and Management.......................49
         Item 13  Certain Relationships and Related Transactions.......................................49

PART IV           .....................................................................................50
         Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................50

Schedule          .....................................................................................51

Exhibits          .....................................................................................52

Signatures        .....................................................................................55

                                     PART I

Item 1.  Business
-------  --------

         Pediatrix Medical Group, Inc. ("PMG") includes its subsidiaries and the professional associations and partnerships (the "PA Contractors") which are separate legal entities that contract with PMG to provide physician services in certain states and Puerto Rico. PMG and the PA Contractors are collectively referred to herein as the "Company" or "Pediatrix".

General

         Pediatrix is the nation's leading provider of physician management services to hospital-based neonatal intensive care units ("NICUs"). NICUs provide medical care to newborn infants with low birth weight and other medical complications, and are staffed by specialized pediatric physicians, known as neonatologists. In addition, the Company began providing inpatient and outpatient perinatal services during 1997. Perinatology is a subspecialty of obstetrical medicine that focuses on the diagnostics, management and care of high-risk and/or complicated pregnancies. Based upon its own market research, knowledge of the healthcare industry and experience in perinatology, the Company believes that it is the nation's leading provider of perinatal medicine. The Company also provides physician management services to (i) hospital-based pediatric intensive care units ("PICUs"), units which provide medical care to critically-ill children and are staffed with specially-trained pediatricians, and (ii) pediatrics departments in hospitals. As of December 31, 1998, the Company provided services in 24 states and Puerto Rico and employed or contracted with approximately 350 physicians.

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

         Pediatrix established its leading position in physician management services to neonatologists and perinatologists by developing a comprehensive care model and management and systems infrastructure that address the needs of patients, hospitals, payor groups and physicians. Pediatrix addresses the needs of (i) patients by providing continuous, comprehensive, professional quality care, (ii) hospitals by recruiting, credentialing, and retaining neonatologists and perinatologists and hiring related staff to provide services in a cost-effective manner thereby relieving hospitals of certain financial and administrative burdens, (iii) payor groups by providing cost-effective care to patients and (IV) physicians by providing administrative support, including physician billing and reimbursement expertise and services, to enable them to focus on providing care to patients, and by offering an opportunity for career advancement within Pediatrix.

Recent Developments

         During 1998, the Company completed fifteen acquisitions, which added eighteen NICUs and seven perinatal practices. Additionally, eight NICUs were added through the Company's internal marketing activities. The Company has developed regional networks in Denver, Phoenix-Tucson, Southern California and Dallas-Fort Worth and intends to develop additional regional and state-wide networks. The Company believes these networks, augmented by ongoing marketing and acquisition efforts, will strengthen its position with managed care organizations and other third party payors.

         During the period of January 1 through March 22, 1999, the Company completed the acquisition of three physician practices. In addition, one NICU was added through internal marketing efforts.

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

         Physicians are responding to cost containment pressures by joining group practices through which they have greater leverage to negotiate and contract with hospitals and managed care payors. Physician management organizations provide a physician group practice an alternative to self management that enables physicians to maintain their clinical autonomy while creating greater negotiating power with payors and hospitals, and providing administrative support to deal with the increasing complexity of billing and reimbursement. Physician group practices are becoming larger and more prevalent. The Company believes that as cost pressures continue to influence the medical industry, the trend of physicians joining group practices will continue. The Company's strategy is to continue growth through acquisitions as physicians remain receptive to being acquired, although the Company continues to market its services to hospitals to obtain new contracts.

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

         During 1997, the Company entered the field of perinatology which was a natural extension for the neonatal practices. Since many perinatal cases result in an admission to a NICU, early involvement by the neonatologist helps to positively affect outcomes for both mother and child. In addition, improved perinatal care has a positive impact on neonatal outcomes.

The expansion of the continuum of care provided by the Company to include perinatology will create an opportunity to strengthen its relationships with both hospitals and payors.

Strategy

         The Company's objective is to enhance its position as the nation's leading provider of physician management services to neonatologists and perinatologists by adding new practices and increasing same unit growth. The key elements of the Company's strategy are as follows:

              Focus on Neonatology, Perinatology and Pediatrics. Since its founding in 1979, the Company has focused primarily on neonatology and pediatrics. As a result of this focus, the Company believes it has (i) developed significant expertise in the complexities of billing and reimbursement for neonatology physician services and (ii) a competitive advantage in recruiting and retaining neonatologists seeking to join a group practice. In 1997, the Company began providing perinatal services. The Company is continuing to focus its efforts in perinatology and is dedicated to developing the same level of expertise in perinatology that it currently provides in neonatology. The Company believes its continued focus will allow it to enhance its position as the nation's leading provider of physician management services to neonatologists and perinatologists.

              Acquire Neonatal and Perinatal Physician Group Practices. The Company intends to further increase the number of locations at which it provides physician management services by acquiring well-established neonatal and perinatal physician group practices. The Company believes that it will continue to benefit from physicians joining larger practice groups in an effort to increase negotiating power with managed care organizations and eliminate administrative burdens, while maintaining clinical autonomy. The Company completed its first acquisition of a neonatology physician group practice in California in July, 1995 and since has completed acquisitions of more than 40 physician group practices. The Company is actively pursuing acquisitions of other neonatal and perinatal physician group practices. No assurance can be given that future acquisition candidates will be identified or that any future acquisitions will be consummated. See "Business-Recent Developments" and "Business-Factors to be Considered - Risks Relating to Acquisition Strategy."

              Develop Regional Networks and Expand the Continuum of Care. The Company intends to develop regional and state-wide networks of NICUs and perinatal practices in geographic areas with high concentrations of births. The Company operates regional networks of NICUs in Denver, Phoenix-Tucson, Southern California, and Dallas-Fort Worth. In addition, the Company intends to acquire and develop perinatal practices in markets where it currently provides NICU services. The Company believes that the development of regional and state-wide networks and expanding the continuum of care it provides will strengthen its position with third party payors, such as Medicaid and managed care organizations, since such networks will offer more choice to the patients of third party payors.

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

              Assist Hospitals to Control Costs. The Company intends to continue assisting hospitals to control costs. The Company's comprehensive care model, which promotes early intervention by perinatologists and neonatologists in emergency situations, as well as the retention of qualified perinatologists and neonatologists, improves the overall cost effectiveness of care. The Company believes that its ability to assist hospitals to control costs will allow it to continue to be successful in adding new units at which the Company provides physician management services.

              Address Challenges of Managed Care Environment. The Company intends to continue to develop new methods of doing business with managed care and third party payors, which will allow it to develop and strengthen its relationships among payors and hospitals. The Company is also prepared to enter into flexible arrangements with third party payors, including capitation arrangements. As the nation's leading provider of physician management services to perinatologists and neonatologists, the Company believes that it is well-positioned to address the needs of managed care organizations and other third party payors which seek to contract with cost-effective, quality providers of medical services.

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

             Unit Management. The Company staffs each NICU, PICU and perinatal practice it manages with a medical director who reports to a Regional Medical Officer ("RMO") of the Company. The RMOs and all medical directors at these units are board certified or board eligible in neonatology, perinatology, pediatrics, pediatric critical care or pediatric cardiology. In addition to providing medical care and physician management in the unit, the medical director is responsible for (i) the overall management of the unit, including quality of care, professional discipline, utilization review, physician recruitment, staffing and scheduling, (ii) serving as a liaison to the hospital administration, (iii) maintaining professional and public relations in the hospital and the community and (iv) monitoring the Company's financial success within the unit.

             Recruiting, Staffing and Scheduling. The Company is responsible for recruiting, staffing and scheduling the neonatologists, perinatologists, pediatricians and advanced registered nurse practitioners ("ARNPs") within the NICU and PICU of the hospital. The Company's recruiting department maintains an extensive database of neonatologists, perinatologists and pediatricians nationwide from which to draw for recruiting purposes. All candidates are pre-screened and their credentials, licensure and references are checked and verified by the Company. The RMOs and the medical directors play a key role in the recruiting and interviewing process before candidates are introduced to hospital administrators. The NICUs and PICUs managed by the Company are staffed with at least one neonatologist or pediatrician on site or available on call. All of these physicians are board certified or board eligible in neonatology, perinatology, pediatrics, pediatric critical care or pediatric cardiology. The Company also employs or contracts with ARNPs, who assist medical directors and other physicians in operating the NICUs and PICUs. All ARNPs have either a certificate as a neonatal nurse practitioner or pediatric nurse practitioner or a masters degree in nursing, and have previous neonatal or pediatric experience. With respect to the physicians that are employed by or under contract with the Company, the Company assumes responsibility for salaries, benefits, bonuses, group health insurance and physician malpractice insurance. See "Business - Contractual Relationships."

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

Marketing

         Historically, most of the Company's growth was generated internally through marketing efforts and referrals. Beginning in the latter part of 1995, the Company significantly increased its acquisition activities to capitalize on the opportunities created by the trend toward consolidation in the healthcare industry. The Company's marketing program to neonatal and perinatal physician groups consists of (i) market research to identify established physician groups,
(ii) telemarketing to identify and contact acquisition candidates, as well as hospitals with high demand for perinatal and NICU services, and (iii) other sales and business development personnel that conduct on-site visits along with senior management. The Company also advertises its services in hospital and healthcare trade journals, participates at hospital and physician trade conferences, and markets its services directly to hospital administrators and medical staff. In addition, the Company intends to focus on developing additional regional networks and state-wide networks to strengthen its position with managed care organizations and other third-party payors.

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


Contractual Relationships

         Hospital Relationships. Many of the Company's contracts with hospitals grant the Company the exclusive right and responsibility to manage the provision of physician management services to the NICUs and PICUs. The contracts typically have terms of three to five years and renew automatically for additional terms of one to five years unless otherwise terminated by either party. The contracts typically provide that the hospital may terminate the agreement prior to the expiration of the initial term upon 30 days written notice in the event any physician (i) loses medical staff membership privileges, (ii) is convicted of a felony, (iii) is unable to perform duties due to disabilities or (iv) commits a grossly negligent act that jeopardizes the health or safety of a patient.

         The Company bills for the physicians' services on a fee-for-service basis separately from other charges billed by the hospital. Certain contracting hospitals that do not generate sufficient patient volume agree to pay the Company administrative fees to assure a minimum revenue level. Administrative fees include guaranteed payments to the Company, as well as fees paid to the Company by certain hospitals for administrative services performed by the Company's medical directors at such hospitals. Administrative fees accounted for 8%, 5% and 5% of the Company's net patient service revenue during 1996, 1997 and 1998, respectively. The hospital contracts typically require that the Company and the physicians performing services maintain minimum levels of professional and general liability insurance. The Company contracts for and pays the premiums for such insurance on behalf of the physicians. See "-- Professional Liability and Insurance".

         Payor Relationships. Substantially all of the Company's contracts with third party payors are discounted fee for service contracts. Although the Company has a minor number of small capitated arrangements with certain payors, the Company is prepared to enter into additional capitation arrangements with other third party payors. In the event the Company enters into relationships with third party payors with respect to regional and state-wide networks, such relationships may be on a capitated basis. See "Business-Factors to be Considered- Impact of Payor Discounts and Capitation Arrangements."

         PA Contractor Relationships. PMG has entered into management agreements ("PA Management Agreements") with PA Contractors in all states in which it operates, other than Florida. There is at least one PA Contractor in each state in which the Company operates. Each PA Contractor is owned by a physician licensed in the jurisdiction in which the PA Contractor operates, who is also an officer of the PA Contractor. Under the PA Management Agreements, the PA Contractors delegate to PMG the administrative, management and support functions (but not any functions constituting the practice of medicine) that the PA

Contractors have agreed to provide to the hospital. In consideration of such services, each PA Contractor pays PMG a percentage of the PA Contractor's gross revenue (but in no event greater than the net profits of such PA Contractor), or a flat fee. PMG has the discretion to determine whether the fee shall be paid on a monthly, quarterly or annual basis. The management fee may be adjusted from time to time to reflect industry standards and the range of services provided by the PA Contractor. The agreements provide that the term of the arrangements are permanent, subject only to termination by PMG, and that the PA Contractor shall not terminate the agreement without PMG's prior written consent. Also, the agreements provide that PMG or its assigns has the right, but not the obligation, to purchase the stock of the PA Contractor. See Note 2 to the Consolidated Financial Statements and "Business-Factors to be Considered State Laws Regarding Prohibition of Corporate Practice of Medicine."

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

         Approximately 22% of the Company's net patient service revenue in 1997 and 1998, was derived from payments made by government-sponsored healthcare programs (principally Medicaid). These programs are subject to substantial regulation by the federal and state governments. Any change in reimbursement regulations, policies, practices, interpretations or statutes that places material limitations on reimbursement amounts or practices could adversely affect the operations of the Company. Medicaid and other government reimbursement programs are increasingly shifting to managed care, which could result in reduced payments to the Company for Medicaid patients. In addition, funds received under these programs are subject to audit with respect to the proper billing for physician services and, accordingly, retroactive adjustments of revenue from these programs may occur. See "Business-Factors to be Considered -- Reliance upon Government Programs; Possible Reduction in Reimbursement."

         The Company is also subject to (i) certain provisions of the Social Security Act, commonly referred to as the "Anti-kickback Statute," which prohibits entities, such as the Company, from offering, paying, soliciting, or receiving any form of remuneration in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the recommendation, arrangement, purchase, lease, or order of items or services that are covered by Medicare or state health programs, (ii) prohibitions against physician referrals, commonly known as "Stark II," which prohibit, subject to certain exemptions, a physician or a member of his immediate family from referring Medicare or Medicaid patients to an entity providing "designated health services" (which include hospital inpatient and outpatient services) in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement including the physician's own group practice, and (iii) state and federal civil and criminal statutes imposing substantial penalties, including civil and criminal fines and imprisonment, on healthcare providers which fraudulently or wrongfully bill governmental or other third party payors for healthcare services. Although the Company believes that it is not in violation of these provisions, there can be no assurance that the Company's current or future practices will not be found to be in violation of these provisions, and any such finding could have a material adverse effect on the Company. See "Business-Factors to be Considered -- Risk of Applicability of Anti-Kickback and Self-Referral Laws."

         In addition, business corporations such as PMG are generally not permitted under state law to practice medicine, exercise control over the medical judgments or decisions of physicians, or engage in certain practices such as fee-splitting with physicians. In states where PMG is not permitted to practice medicine, the Company performs only nonmedical administrative services, does not represent to the public or its clients that it offers medical services and does not exercise influence or control over the practice of medicine by the PA Contractors or the physicians employed by the PA Contractors. Accordingly, the Company believes it is not in violation of applicable state laws relating to the practice of medicine. In most states, PMG contracts with the PA Contractors (which are owned by a licensed physician employed by the respective PA Contractor), which in turn employ or contract with physicians to provide necessary physician services. There can be no assurance that regulatory authorities or other parties will not assert that PMG is engaged in the corporate practice of medicine or that the percentage fee arrangements between PMG and the PA Contractors constitute fee splitting or the corporate practice of medicine. If such a claim were successfully asserted in any jurisdiction, PMG could be subject to civil and criminal penalties under such jurisdiction's laws and could be required to restructure its contractual arrangements, which could have a material adverse effect on the Company's financial condition and results of operations. See "Business-Factors to be Considered -- State Laws Regarding Prohibition of Corporate Practice of Medicine."

         In addition to current regulation, significant attention has recently been focused on reforming the healthcare system in the United States. Although the Company cannot predict whether these or other reductions in the Medicare or Medicaid programs will be adopted, the adoption of such proposals could have a material adverse effect on the Company's business. Concern about such proposals has been reflected in volatility of the stock prices of companies in healthcare and related industries. See "Business-Factors to be Considered -- Health-Care Regulatory Environment Could Increase Restrictions on the Company."

Professional Liability and Insurance

         The Company's business entails an inherent risk of claims of physician professional liability. The Company maintains professional liability insurance and general liability insurance on a claims-made basis in accordance with standard industry practice. The Company believes that its coverage is appropriate based upon claims experience and the nature and risks of its business. There can be no assurance that a pending or future claim or claims will not be successful or if successful will not exceed the limits of available insurance coverage or that such coverage will continue to be available at acceptable costs and on favorable terms. See "Legal Proceedings" and "Business-Factors to be Considered -- Professional Liability and Insurance."

         In order to maintain hospital privileges, the physicians that are employed by or under contract with the Company are required to obtain professional liability insurance coverage. The Company contracts for and pays the premiums with respect to such insurance for the physicians. The current professional liability insurance policy expires May 1, 1999 and the Company expects to be able to renew such policy upon expiration.

Competition

         The healthcare industry is highly competitive and has been subject to continual changes in the method in which healthcare services are provided and the manner in which healthcare providers are selected and compensated. The Company believes that private and public reforms in the healthcare industry emphasizing cost containment and accountability will result in an increasing shift of neonatal and perinatal care from highly fragmented, individual or small practice providers to physician management companies. Companies in other healthcare industry segments, such as managers of other hospital-based specialties or large physician group practices, some of which have financial and other resources greater than those of the Company, may become competitors in providing management of perinatal, neonatal and pediatric intensive care services to hospitals.
See "Business-Factors to be Considered -- Competition."

         The Company provides neonatal and pediatric management services in Arizona, Arkansas, California, Colorado, Florida, Georgia, Illinois, Indiana, Kansas, Maryland, Missouri, Nevada, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Puerto Rico, South Carolina, Texas, Utah, Virginia, Washington and West Virginia. Competition in the Company's current markets and other geographic markets where the Company may expand is generally based upon the Company's reputation and experience, and the physician's ability to provide cost-effective, quality care.

Service Marks

         The Company has registered the service mark "Pediatrix Medical Group" and its design and the baby design logo with the United States Patent and Trademark Office. The Company has applied for registration of the service mark "Obstetrix Medical Group" and its design.

Employees and Professionals under Contract

         In addition to the 350 physicians employed by or under contract with the Company as of December 31, 1998, Pediatrix employed or contracted with 134 other clinical professionals and 455 other full-time and part-time employees. None of the Company's employees are subject to a collective bargaining agreement.

Factors to be Considered

         The parts of this Annual Report on Form 10-K titled "Item 1. Business," "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contain certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act")) which involve risks and uncertainties. In addition, officers of the Company may from time to time make certain forward-looking statements which also involve risks and uncertainties. These statements are subject to the safe harbor provisions of the Reform Act.

         When used in this Annual Report on Form 10K, the words "anticipate," "believe," "estimate" and similar expressions are generally intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Set forth below is a discussion of certain factors that could cause the Company's actual results to differ materially from the results projected in such forward-looking statements. In addition, to the other information contained in this Annual Report on Form 10-K or incorporated by reference herein, such factors should be considered when evaluating the Company and its business.

         Health Care Regulatory Environment Could Increase Restrictions on the Company. The health care industry and physicians' medical practices are highly regulated. Neonatal, perinatal and other health care services that the Company offers and proposes to offer are subject to extensive federal and state laws and regulations governing state matters such as licensure and certification of facilities and personnel, conduct of operations, audit and retroactive reimbursement policies, adjustment of prior government billings and prohibitions on payments for the referral of business and self referrals. Failure to comply with these laws, or a determination that in the past the Company has failed to comply with these laws, could have an adverse effect on the Company's financial condition and results of operations. There can be no assurance that the health care regulatory environment will not change so as to restrict the Company's existing operations or limit the expansion of its business. Changes in government regulation could also impose new requirements, involving compliance costs which cannot be recovered through price increases. See "Business -- Government Regulation."

         Reliance upon Government Programs; Possible Reduction in Reimbursement. A significant portion of the Company's net patient service revenue is derived from payments made by government-sponsored health care programs (principally Medicaid). Increasing budgetary pressures may lead to reimbursement reductions or limits, reductions in these programs or elimination of coverage for certain individuals or treatments under these programs. Federal legislation could result in a reduction of Medicaid funding or an increase in state discretionary funding through block grants, or a combination thereof. State Medicaid waiver requests if granted by the federal government could increase discretion, or reduce coverage of or funding for certain individuals or treatments under the Medicaid program, in the absence of new federal legislation. Increased state discretion in Medicaid, coupled with the fact that Medicaid expenditures comprise a substantial and growing share of state budgets, could lead to significant reductions in reimbursement. In addition, these programs generally reimburse on a fee schedule basis, rather than a charge-related basis. Therefore, the Company generally cannot increase its revenues by increasing the amount it charges for services provided. To the extent the Company's costs increase, the Company may not be able to recover such cost increases from government reimbursement programs. In various states, Medicaid managed care is encouraged and may become mandated. In such systems, health maintenance organizations ("HMOs") bargain for reimbursement with competing providers and contract with the state to provide benefits to Medicaid enrollees. Such systems are intended and expected to reduce Medicaid reimbursement of providers. Legislation enacted in states could result in reduced payments to the Company for Medicaid patients. Additionally,

Proposition 187, which was adopted by referendum in California, but has been enjoined by a California court, may limit the access by illegal aliens to Medicaid funds in California. In the event similar legislation passes in other states with large illegal alien populations, such as Arizona and Florida, the Company's ability to collect for medical services rendered to such patients could be adversely affected. Changes in government-sponsored health care programs which result in the Company being unable to recover cost increases through price increases or otherwise could have a material adverse effect on the Company's financial condition and results of operations. Because of cost containment measures and market changes in non-governmental insurance plans, the Company may not be able to shift cost increases to, or recover them from non-governmental payors. In addition, funds received under government programs are subject to audit with respect to the proper billing for physician services and, accordingly, retroactive adjustments of revenue from these programs may occur. See "Business--Government Regulation."

         State Laws Regarding Prohibition of Corporate Practice of Medicine. Business corporations, such as PMG, are generally not permitted under state law to practice medicine, exercise control over the medical judgments or decisions of physicians or engage in certain practices, such as fee splitting with physicians. In the states in which the Company operates, other than Florida, there exist potential judicial or governmental interpretations which may extend the scope of the corporate practice of medicine and/or medical practices acts principles. For such reasons, or for business reasons, PMG contracts with the PA Contractors (which are owned by a licensed physician in the state) in such states, which in turn employ or contract with physicians to provide necessary physician management services. There can be no assurance that the regulatory authorities or other parties will not assert that PMG is engaged in the corporate practice of medicine or that the percentage fee arrangements between PMG and the PA Contractors constitute fee splitting or the corporate practice of medicine. For example, an order by the Florida Board of Medicine, which has been stayed pending its appeal to the Florida Courts, concludes that percentage-based management arrangements violate applicable fee-splitting statutes. If such order was upheld and adopted in other jurisdictions, or a similar claim was successfully asserted in any jurisdiction, PMG could be subject to civil and criminal penalties under such jurisdiction's laws and could be required to restructure its contractual arrangements. Such results or the inability to successfully restructure contractual arrangements could have a material adverse effect on the Company's financial condition and results of operations. In states where PMG is not permitted to practice medicine, PMG performs only non-medical administrative services, does not represent to the public or its clients that it offers medical services and does not exercise influence or control over the practice of medicine by the physicians employed by the PA Contractors. Accordingly, the Company believes it is not in violation of applicable state laws in relation to the corporate practice of medicine. See "Business-Contractual Relationships."

                  Risk of Applicability of Anti-Kickback and Self-Referral Laws. Federal anti-kickback laws and regulations prohibit any knowing and willful offer, payment, solicitation, or receipt of any form of remuneration, either directly or indirectly, in return for, or to induce (i) referral of an individual for a service for which payment may be made by Medicaid or another government-sponsored health care program or (ii) purchasing, leasing, ordering or arranging for, or recommending the purchase, lease or order of, any service or item for which payment may be made by a government sponsored health care program. Violations of anti-kickback rules are punishable by monetary fines, civil and criminal penalties and exclusion from participation in Medicare and Medicaid programs. Effective January 1, 1995, federal physician self-referral laws became applicable to inpatient and outpatient hospital services. Subject to certain exceptions, these laws, such as "Stark I" and "Stark II", prohibit Medicare or Medicaid payments for services furnished by a physician who has a financial relationship with the entity through ownership, investment, or compensation agreement. Possible sanctions for violation of these laws include civil monetary penalties, exclusion from Medicare and Medicaid programs and forfeiture of amounts collected in violation of such prohibitions. Certain states in which the Company does business have similar anti-kickback, anti-fee splitting and self-referral laws, imposing substantial penalties for violations. The Company's relationships, including fee payments, among PA Contractors, hospital clients and physicians have not been examined by federal or state authorities under these laws and regulations. Although the Company believes it is in compliance with these laws and regulations, there can be no assurance that federal or state regulatory authorities will not challenge the Company's current or future activities under these laws. See "Business-Strategy" and "Business-Government Regulation."

         Uncertainty Relating to Federal and State Legislation. Federal and state governments have recently focused significant attention on health care reform. Some of the proposals under consideration, or others which may be introduced, could, if adopted, have a material adverse effect on the Company's financial condition and results of operations. It is not possible to predict which, if any, proposal, that has been or will be considered will be adopted. The Company cannot predict what effect any future legislation will have on the Company. There can be no assurance that any future state or federal legislation or other changes in the administration or the interpretation of governmental health care programs will not adversely affect the Company's financial condition and results of operations. See "Business-Government Regulation."

         Risks Relating to Acquisition Strategy. The Company has expanded and intends to continue to expand its geographic and market penetration primarily through acquisitions of physician group practices. In implementing this acquisition strategy, the Company will compete with other potential acquirers, some of which may have greater financial or operational resources than the Company. Competition for acquisitions may intensify due to the ongoing consolidation in the health care industry, which may increase the costs of capitalizing on such opportunities. While the Company has recently completed the Recent Acquisitions, there can be no assurance that future acquisition candidates will be identified or that any future acquisition will be consummated or, if consummated, that any acquisition, including the Recent Acquisitions, will be integrated successfully into the Company's operations or that the Company will be successful in achieving its objectives. The Recent Acquisitions also involve numerous short and long term risks, including diversion of management's attention, failure to retain key personnel and amortization of acquired intangible assets. The Company may also incur one-time acquisition expenses in connection with acquisitions. Consummation of acquisitions could result in the incurrence or assumption by the Company of additional indebtedness and the issuance of additional equity. The issuance of shares of Common Stock for an acquisition may result in dilution to shareholders. Also, as the Company enters into new geographic markets, the Company will be required to comply with laws and regulations of states that differ from those in which the Company's operations are currently conducted. There can be no assurance that the Company will be able to effectively establish a presence in these new markets. Many of the expenses arising from the Company's efforts in these areas may have a negative effect on operating results until such time, if at all, as these expenses are offset by increased revenues. There can be no assurance that the Company will be able to implement its acquisition strategy, or that this strategy will be successful. See "Business-Strategy", "Business-Marketing", and "Business-Government Regulation."

         Growth Strategy; Rapid Growth. The Company has experienced rapid growth in its business and number of employees in recent years. Continued rapid growth may impair the Company's ability to efficiently provide its physician management services and to adequately manage its employees. While the Company is taking steps to manage rapid growth, future results of operations could be materially adversely affected if it is unable to do so effectively.

         Quarterly Fluctuations in Operating Results; Potential Volatility. The Company has historically experienced and expects to continue to experience quarterly fluctuations in net patient service revenue and associated net income due to unit specific volume and cost fluctuations. The Company has a high level of fixed operating costs, including physician costs, and, as a result, is highly dependent on the volume of patient visits, births and capacity utilization of its affiliated perinatal practices, NICUs and PICUs to sustain profitability. Results of operations for any quarter are not necessarily indicative of results of operations for any future period or full year. As a result, there can be no assurance that the results of operations will not fluctuate significantly from period to period. There has been significant volatility in the market price of securities of health care companies that often has been unrelated to the operating performance of such companies. The Company believes that certain factors, such as legislative and regulatory developments, quarterly fluctuations in the actual or anticipated results of operations of the Company, lower revenues or earnings in the financial results of the Company than those anticipated by securities analysts, the overall economy and the financial markets, could cause the price of Common Stock to fluctuate substantially.

         Impact of Payor Discounts and Capitation Arrangements. The evolving managed care environment has created substantial cost containment pressures for the health care industry. The Company's business could be adversely affected by reductions in reimbursement amounts or rates, changes in services covered and similar measures which may be implemented by government sponsored health care programs or by other third party payors. The Company contracts with payors and managed care organizations traditionally have been fee-for-service arrangements. At December 31, 1998, the Company had a minor number of shared-risk capitated arrangements with certain payors. These arrangements and any similar or other future arrangements may adversely affect the Company's financial condition and results of operations if the Company is unable to limit the risks associated with such arrangements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business-Contractual Relationships", and "Business-Government Regulation."

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

         Contract Administrative Fees; Cancellation or Non-Renewal of Contracts. The Company's net patient service revenue is derived primarily from fee-for-service billings for patient care provided by its physicians and from administrative fees. Certain contracting hospitals that do not generate sufficient patient volume pay the Company administrative fees to assure the Company a minimum revenue level. If, at the time of renewal of the contracts with the hospitals currently paying administrative fees to the Company, such hospitals continue to generate insufficient patient volume but elect not to pay administrative fees to assure the Company a minimum revenue level, then the Company could either choose not to renew the contract or renew the contract with lower gross profit margins at such hospitals. Administrative fees include guaranteed payments to the Company as well as fees paid to the Company by certain hospitals for administrative services performed by the Company's medical director at such hospital. Administrative fees accounted for 8%, 5% and 5% of the Company's net patient service revenue during 1996, 1997, and 1998, respectively. The Company's contracts provide for terms of three to five years and are generally terminable by the hospital upon 90 days' written notice. While the Company has in most cases been able to negotiate renewal of its contracts in the past, no assurance can be given that the Company's contracts with hospitals will not be canceled or will be renewed in the future or that the administrative fees will be continued. To the extent that the Company's contracts with hospitals are canceled or are not renewed or replaced with other contracts with at least as favorable terms, the Company's financial position and results of operations could be adversely affected. See "Business-Contractual Relationships."

         Competition. The health care industry is highly competitive and subject to continual changes in the method in which services are provided and the manner in which health care providers are selected and compensated. The Company believes that private and public reforms in the health care industry emphasizing cost containment and accountability will result in an increasing shift of neonatal and perinatal care from highly fragmented, individual or small practice providers to physician management companies. Companies in other health care industry segments, such as managers of other hospital-based specialties or currently expanding large physician group practices, some of which have financial and other resources greater than those of the Company, may become competitors in providing management of neonatal, perinatal, and pediatric intensive care services to hospitals. Increased competition could have a material adverse effect on the Company's financial condition and results of operations. See "Business-Competition."

         Dependence on Qualified Neonatalogists. The Company's business strategy is dependent upon its ability to recruit and retain qualified neonatologists. The Company has been able to compete with many types of health care providers, as well as teaching, research, and government institutions, for the services of such physicians. No assurance can be given that the Company will be able to continue to recruit and retain a sufficient number of qualified neonatologists who provide services in markets served by the Company on terms similar to its current arrangements. The inability to successfully recruit and retain physicians could adversely affect the Company's ability to service existing or new units at hospitals, or expand its business.

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

         Dependence on PA Contractors. The Company has a management agreement with a PA Contractor in each state in which it operates except Florida. The agreements provide that the terms of the arrangements are permanent, subject only to termination by PMG and that the PA Contractor shall not terminate the agreement without PMG's prior written consent. Any disruption of the Company's relationships with the PA Contractors' relationships with contracting hospitals (including the determination that the PA Contractors' arrangements with PMG constitute the corporate practice of medicine) or any other event adverse to the PA Contractors could have a material adverse effect on the Company's financial condition and results of operations. See "Business-Government Regulation" and "Business-Contractual Relationships."

         Shares Eligible for Future Sale; Possible Adverse Effects on Market Price. As of December 31, 1998, the Company had 15,400,315 shares of Common Stock outstanding. In addition, as of December 31, 1998, the Company had (i) 3,714,369 shares of Common Stock reserved for issuance under the Stock Option Plan, of which options for an aggregate of 3,319,171 shares of Common Stock were issued and outstanding and options for an aggregate of 1,750,281 shares of Common Stock were exercisable and (ii) 898,553 shares of Common Stock reserved for issuance under the Employee Stock Purchase Plans. Shares issued under the

Stock Option Plan and Employee Stock Purchase Plans will be freely tradable unless acquired by affiliates of the Company, as defined in Rule 144 of the Securities Act. Sales of such shares in the public market, or the perception that such sales may occur, could adversely affect the market price of the Common Stock or impair the Company's ability to raise additional capital in the future.

         Anti-Takeover Provisions; Issuance of Preferred Stock. The Company's Articles of Incorporation and Bylaws contain provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire control of, the Company. These provisions establish certain advance notice procedures for nomination of candidates for election as directors and for shareholder proposals to be considered at shareholders' meetings and provide that only the Board of Directors may call special meetings of the shareholders. In addition, the Company's Articles of Incorporation authorize the Board of Directors to issue preferred stock ("Preferred Stock") without shareholder approval and upon such terms as the Board of Directors may determine. While no shares of Preferred Stock are outstanding, the rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of any holders of Preferred Stock that may be issued in the future. In response to the general takeover environment, the Company has also considered the adoption of other measures which could discourage third parties from a takeover of the Company, such as the adoption of a share purchase rights plan and additional provisions in the Company's bylaws regarding certain actions by shareholders. See "Description of Capital Stock."

         Securities Litigation; In February 1999, the Company and three of its principal officers were sued in United States District Court for the Southern District of Florida for alleged violation of the antifraud provisions of the federal securities laws. To date, the Company is aware of five separate actions that have been filed, all of which make substantially the same claims. While the Company believes that the claims are without merit and intends to defend them vigorously, there can be no assurance that the claims will not be successful or if successful, will not exceed the limits of the Company's insurance coverage. See "Legal Proceedings."

Item 2.  Properties
-------  ----------

         The Company owns its executive offices located in Ft. Lauderdale, Florida (approximately 30,000 square feet). The Company also leases space in other facilities in various states for its business and medical offices, storage space, and temporary housing of medical staff, with aggregate annual rents of approximately $999,000. To facilitate its acquisition and business integration programs, in September, 1996 the Company entered into a contract to lease an aircraft. See Note 9 to the Consolidated Financial Statements.

Item 3.  Legal Proceedings
-------  -----------------

         In February 1999 the Company and three of its principal officers were sued in United States District Court for the Southern District of Florida for alleged violation of the antifraud provisions of the federal securities laws. To date, the Company is aware of five separate actions that have been filed, all of which make substantially the same claims. Plaintiffs are shareholders purporting to represent a class of all open market purchasers of the Company's common stock between April 28, 1998 and February 12, 1999. They claim that during that period the Company issued false and misleading statements concerning its accounting practices and financial results, but other than a reference to the capitalization of certain payments made to employees in connection with acquisitions, they do not specify in what particular respects the statements are alleged to have been inaccurate. The complaints do not quantify the damages that are sought. The Company expects that in the normal course the cases will be consolidated and that plaintiffs will seek to file an amended complaint after appointment of a lead plaintiff and lead plaintiff's counsel. Until that time, no response to the initial complaints will be required from the Company. The Company believes, however, that the claims are without merit and intends to defend them vigorously at the appropriate time. See "Business-Factors to be Considered-Securities Litigation."

         During the ordinary course of business, the Company has become a party to pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice and are generally covered by insurance. The Company intends to vigorously defend these suits. The Company believes, based upon the investigations conducted by the Company to date, that the outcome of such legal actions and proceedings, individually or in the aggregate, will not have a material adverse effect on the Company's financial condition, results of operations or liquidity, notwithstanding any possible insurance recovery. If liability results from the medical malpractice claims, there can be no assurance that the Company's medical malpractice insurance coverage will be adequate to cover liabilities arising out of such proceedings. See "Business-Factors to be Considered-Professional Liability and Insurance."

         During 1998, the Internal Revenue Service concluded its examination of the Company for the years ended December 31, 1992, 1993 and 1994. The resolution of the examination did not have a material effect on the Company's consolidated financial position or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         No matter was submitted to a vote of security holders during the fiscal quarter ended December 31, 1998.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
-------  -----------------------------------------------------------------
         Matters
         -------

         The Company's Common Stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "PDX". The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported on the NYSE.

                                           High                    Low
                                           ----                    ---

         1997
         ----
         First Quarter                     44 1/2                  30 1/2
         Second Quarter                    46                      28 5/8
         Third Quarter                     50 7/16                 39 7/8
         Fourth Quarter                    46 15/16                38 5/8

         1998
         ----
         First Quarter                     46 9/16                 34 7/8
         Second Quarter                    50 1/4                  32 3/16
         Third Quarter                     49 7/8                  33 3/8
         Fourth Quarter                    60 7/8                  35 5/8

         As of March 8, 1999 there were approximately 87 holders of record of the 15,439,417 outstanding shares of Common Stock. The closing sales price for the Common Stock on March 8, 1999 was $22.63.

         The Company did not declare or pay in 1997 or 1998, nor does it currently intend to declare or pay in the future, any cash dividends on its Common Stock, but intends to retain all earnings for the operation and expansion of its business. The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, results of operations, capital requirements, the general financial condition of the Company, general business conditions and contractual restrictions on payment of dividends, if any, as well as such other factors as the Board of Directors may deem relevant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Item 6.  Selected Financial Data (in thousands, except per share and other
------   -----------------------
         operating data)

         The selected consolidated financial data set forth as of and for each of the five years in the period ended December 31, 1998, have been derived from the Consolidated Financial Statements, which statements have been audited. In January 1999, the Company engaged KPMG LLP to conduct an audit of its 1998 financial statements as a result of the U.S. Securities and Exchange Commission's determination that PricewaterhouseCoopers LLP had violated the auditor independence rules. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and the notes thereto included elsewhere herein.

                                           ------------------------------------------------------------------------
                                                                  Years Ended December 31,
                                           ------------------------------------------------------------------------
                                              1994           1995           1996          1997            1998
                                           -----------    ------------    ----------   ------------    ------------
Consolidated Income Statement Data:

Net patient service revenue                 $  32,779      $   43,860     $  80,833    $   128,850     $   185,422
Operating expenses:
   Salaries and benefits                       20,723          29,545        52,732         81,486         113,748
   Supplies and other operating
     expenses                                   2,774           3,451         6,262          9,765          14,050
   Depreciation and amortization                  244             363         1,770          4,522           8,673
                                           -----------    ------------    ----------   ------------    ------------
     Total operating expenses                  23,741          33,359        60,764         95,773         136,471
                                           -----------    ------------    ----------   ------------    ------------
Income from operations                          9,038          10,501        20,069         33,077          48,951
Investment income                                 208             804         2,096          2,102             564
Interest expense                                  (90)           (117)         (192)          (324)         (1,013)
                                           -----------    ------------    ----------   ------------    ------------
Income  before income taxes                     9,156          11,188        21,973         34,855          48,502
Income tax provision                            3,749           4,475         8,853         13,942          19,403
                                           -----------    ------------    ----------   ------------    ------------
Net income (1)                              $   5,407      $    6,713     $  13,120    $    20,913     $    29,099
                                           ===========    ============    ==========   ============    ============

Per share data :
Net income per common share
   Basic                                    $    0.66      $     0.70     $    0.95    $      1.39     $      1.91
                                           ===========    ============    ==========   ============    ============
   Diluted                                  $    0.49      $     0.57     $    0.90    $      1.33     $      1.82
                                           ===========    ============    ==========   ============    ============
Weighted average shares
    outstanding
   Basic                                        6,272           8,092        13,806         15,021          15,248
                                                          ============
                                           ===========                    ==========   ============    ============
   Diluted                                     10,945          11,855        14,535         15,743          15,987
                                           ===========    ============    ==========   ============    ============

-------  ----------------------------------

                                           ------------------------------------------------------------------------
                                                                  Years Ended December 31,
                                           ------------------------------------------------------------------------
                                              1994           1995           1996          1997            1998
                                           -----------    ------------    ----------   ------------    ------------
Other Operating Data:
Number of physicians at end of period              75             114           195            260             350
Number of births                               39,541          59,186       132,796        200,616         268,923
NICU admissions                                 5,823           7,611        14,250         21,203          27,911
NICU patient days                              64,615          87,672       185,702        325,199         450,225

Consolidated Balance Sheet
   Data:
Cash and cash equivalents                    $  7,384        $ 18,499       $18,435      $  18,562       $     650
Working capital                                13,772          53,448        81,187         53,908          14,915
Total assets                                   20,295          69,881       162,869        203,719         270,658
Total liabilities                               4,203           7,071        26,548         40,010          63,265
Long term debt, including    current
   maturities                                     879             815         2,950          2,750          10,400
Minority interest                                  --              --            --             --           6,342
Convertible preferred stock(2)                 15,697              --            --             --              --
Stockholders' equity                              395          62,810       136,321        163,709         201,051

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

General

         Pediatrix is the nation's leading provider of physician management services to hospital-based NICUs. The Company also provides physician management services to hospital-based PICUs and pediatrics departments in hospitals. In addition, the Company began providing inpatient and outpatient perinatal services during 1997. Based upon market research, the Company believes it is the nation's leading provider of perinatal medicine. Pediatrix was incorporated in 1980 by its co-founders, Drs. Roger Medel and Gregory Melnick. Since obtaining its first hospital contract in 1980, the Company has grown by increasing revenues at existing units ("same unit growth") and by adding new units.

         In July 1995, the Company completed its first acquisition of a neonatal physician group practice. Since its initial public offering in September 1995, the Company has enhanced its management infrastructure, thereby strengthening its ability to identify acquisition candidates, consummate transactions and integrate acquired physician group practices into the Company's operations. During 1998, the Company completed fifteen acquisitions, which added eighteen NICUs. Additionally, eight NICUs were added through the Company's internal marketing activities. The Company has developed networks in Denver, Phoenix-Tucson, Southern California, and Texas and intends to develop additional regional and state-wide networks. The Company believes these networks, augmented by ongoing marketing and acquisition efforts, will strengthen its position with third-party payors, such as Medicaid and managed care organizations.

         The Company bills payors for services provided by physicians based upon rates for the specific services provided. The rates are substantially the same for all patients in a particular geographic area regardless of the party responsible for paying the bill. The Company determines its net patient service revenue based upon the difference between the gross fees for services and the ultimate collections from payors which differ from the gross fees due to (i) Medicaid reimbursements at government-established rates, (ii) managed care payments at contracted rates (iii) various reimbursement plans and negotiated reimbursements from other third parties and (iv) discounted and uncollectible accounts of private pay patients.

         The Company seeks to increase revenue at existing units in hospitals by providing support to areas of the hospital outside the NICU and PICU, particularly in the obstetrics, nursery and pediatric departments, where immediate accessibility to specialized care is critical. The following table indicates the point at which services originate, expressed as a percentage of net patient service revenue, exclusive of administrative fees and perinatal services, for the periods indicated. During 1998, perinatal services represented less than 10% of total revenue.


                                             Years Ended December 31,
                              ------------------------------------------------
                                  1996              1997             1998
                              -------------     -------------    -------------
NICU                                 81.4%             85.4%            85.6%
PICU and PEDS                         3.4%              2.2%             2.0%
Other(1)                             15.2%             12.4%            12.4%
                              -------------     -------------    -------------
                                    100.0%            100.0%           100.0%
                              =============     =============    =============


(1) Represents principally the percentage of net patient service revenue generated by physicians providing support to areas of hospitals outside the NICU and PICU.

Payor Mix

         The Company's payor mix is comprised of government (principally Medicaid), managed care, other third parties and private pay patients. The Company benefits when more patients are covered by Medicaid, despite Medicaid's lower reimbursement rates as compared with other payors, because typically these patients would not otherwise be able to pay for services due to lack of insurance coverage. In addition, the Company benefits from the fact that most of the medical services provided at the NICU or PICU are classified as emergency services, a category typically classified as a covered service by managed care payors. A significant increase in the managed care or capitated components of the Company's payor mix, however, could result in reduced reimbursement rates and, in the absence of increased patient volume, could have a material adverse effect on the Company's financial condition and results of operations. The following is a summary of the Company's payor mix, expressed as a percentage of net patient service revenue, exclusive of administrative fees, for the period indicated.

                                              Years Ended December 31,
                                ------------------------------------------------
                                    1996              1997             1998
                                -------------     -------------    -------------
Government                               23%               22%              22%
Managed Care                             34%               31%              39%
Other third parties                      42%               44%              37%
Private pay                               1%                3%               2%
                                -------------     -------------    -------------
                                        100%              100%             100%
                                =============     =============    =============

         The payor mix shown above is not necessarily representative of the amount of services provided to patients covered under these plans. For example, services provided to patients covered under government programs represented approximately 42% of the Company's total gross patient service revenue during 1998.

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

         The following table sets forth, for the periods indicated, certain information related to the Company's operations expressed as a percentage of the Company's net patient service revenue (patient billings net of contractual adjustments and uncollectibles, and including administrative fees):

                                                           Years Ended December 31,
                                              -------------------------------------------------
                                                  1996              1997              1998
                                              --------------    -------------     -------------
Net patient service revenue                            100%             100%              100%
Operating expenses:
   Salaries and benefits                               65.2             63.2              61.3
  Supplies and other operating expenses                 7.8              7.6               7.6
  Depreciation and amortization                         2.2              3.5               4.7
                                              --------------    -------------     -------------
     Total operating expenses                          75.2             74.3              73.6
                                              --------------    -------------     -------------
  Income from operations                               24.8             25.7              26.4
Other income, net                                       2.4              1.3             (0.2)
                                              --------------    -------------     -------------
  Income before income taxes                           27.2             27.0              26.2
Income tax provision                                   11.0             10.8              10.5
                                              --------------    -------------     -------------
  Net income                                          16.2%            16.2%             15.7%
                                              ==============    =============     =============

Year Ended December 31, 1998 as Compared to Year Ended December 31, 1997

         The Company reported net patient service revenue of $185.4 million for the year ended December 31, 1998, as compared with $128.9 million in 1997, a growth rate of 43.9%. Of this $56.5 million increase, approximately $50.0 million, or 88.5%, was attributable to new units, including units at which the Company provides services as a result of acquisitions. Same unit net patient service revenue increased approximately $6.5 million, or 6.8%, for the year ended December 31, 1998, compared to the year ended December 31, 1997. Same units are those units at which the Company provided services for the entire period for which the percentage is calculated and the entire prior comparable period. The same unit growth resulted primarily from volume increases.

         Salaries and benefits increased $32.2 million, or 39.6%, to $113.7 million for the year ended December 31, 1998, as compared with $81.5 million for the same period in 1997. Of this increase, $23.1 million, or 71.5% was attributable to hiring new physicians, primarily to support new unit growth, and the remaining $9.1 million was primarily attributable to increased support staff and resources added in the areas of nursing, management and billing and reimbursement. Supplies and other operating expenses increased $4.3 million, or 43.9%, to $14.1 million for the year ended December 31, 1998, as compared with $9.8 million for the year ended December 31, 1997. The increase was primarily the result of new units and the addition of several new perinatology offices. Perinatology services require a higher level of office supplies than do neonatal services. Depreciation and amortization expense increased by $4.2 million, or 91.8%, to $8.7 million for the year ended December 31, 1998, as compared with $4.5 million for the year ended December 31, 1997, primarily as a result of amortization of goodwill in connection with acquisitions.

         Income from operations increased $15.9 million, or 48.0%, to $49.0 million for the year ended December 31, 1998, as compared with $33.1 million for the year ended December 31, 1997, representing an increase in the operating margin from 25.7% to 26.4%. The increase in operating margin was primarily due to increased volume, principally from acquisitions, without the comparable increases in corporate overhead. In addition, the Company realized significant same unit revenue growth in 1998 as compared to 1997 (6.8% as compared to 1.2%) without a corresponding increase in expenses at those units.

          The Company recorded net interest expense of approximately $449,000 for the year ended December 31, 1998, as compared with net interest income of $1.8 million for the year ended December 31, 1997. The reduction of interest income in 1998 is primarily the result of funds used for the acquisition of physician practices and the use of the Company's line of credit for such purposes.

         The effective income tax rate was approximately 40.0% for the years ended December 31, 1998 and 1997.

         Net income increased 39.1% to $29.1 million for the year ended December 31, 1998, as compared with $20.9 million for the year ended December 31, 1997. Net income as a percentage of net patient service revenue decreased to 15.7% for the year ended December 31, 1998 as compared to 16.2% for the comparable period in 1997. The decrease is a direct result of the decline in net interest income during 1998.

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

         Net income increased 59.4% to $20.9 million for the year ended December 31, 1997, as compared with $13.1 million for the year ended December 31, 1996. Net income as a percentage of net patient service revenue remained constant at 16.2% for the years ended December 31, 1996 and 1997.

Quarterly Results

         The following table presents certain unaudited quarterly financial data for each of the quarters in the years ended December 31, 1997 and 1998. This information has been prepared on the same basis as the Consolidated Financial Statements appearing elsewhere in this Annual Report and include, in the opinion of the Company, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements and the notes thereto. The Company has historically experienced and expects to continue to experience quarterly fluctuations in net patient service revenue and net income. As a result, the operating results for any quarter are not necessarily indicative of results for any future period or for the full year.

                                       1997 Calendar Quarters                     1998 Calendar Quarters
                              -----------------------------------------  ------------------------------------------
                               First     Second     Third      Fourth     First      Second      Third     Fourth
                              --------  ---------  ---------  ---------  ---------  ---------- ---------- ----------
                                                     (In thousands, except for per share data)
Net patient service revenue   $27,013   $ 30,599   $ 34,444   $ 36,794   $ 37,808   $  46,144  $  49,351  $  52,119
Operating expenses:
    Salaries and benefits      17,609     19,774     21,874     22,229     23,560      28,584     30,334     31,270
    Supplies and other
    operating expenses          2,102      2,358      2,467      2,838      2,695       3,393      3,575      4,387
    Depreciation and
    amortization                  783      1,008      1,278      1,453      1,688       2,125      2,372      2,488
                              --------  ---------  ---------  ---------  ---------  ---------- ---------- ----------
    Total operating
     expenses                  20,494     23,140     25,619     26,520     27,943      34,102     36,281     38,145
                              --------  ---------  ---------  ---------  ---------  ---------- ---------- ----------
Income from operations          6,519      7,459      8,825     10,274      9,865      12,042     13,070     13,974
Other income, net                 661        488        346        283        337        (197)      (354)      (235)
                              --------  ---------  ---------  ---------  ---------  ---------- ---------- ----------
Income before income taxes      7,180      7,947      9,171     10,557     10,202      11,845     12,716     13,739
Income tax provision            2,872      3,179      3,668      4,223      4,083       4,738      5,086      5,496
                              --------  ---------  ---------  ---------  ---------  ---------- ---------- ----------
Net income                    $ 4,308   $  4,768   $  5,503   $  6,334   $  6,119   $   7,107  $   7,630  $   8,243
                              ========  =========  =========  =========  =========  ========== ========== ==========
Per share data :
  Net income per common
  and common equivalent
  Share:
        Basic                 $   .29   $    .32   $    .37   $    .42   $    .40   $     .47  $     .50  $     .54
                              ========  =========  =========  =========  =========  ========== ========== ==========
        Diluted               $   .28   $    .30   $    .35   $    .40   $    .39   $     .45  $     .48  $     .51
                              ========  =========  =========  =========  =========  ========== ========== ==========

Liquidity and Capital Resources

         During 1998, the Company completed the acquisition of fifteen physician group practices, utilizing approximately $88.9 million in cash. These acquisitions were funded principally by the net proceeds from the Company's initial public stock offering in September 1995, a secondary public stock offering in August 1996 and the Company's Line of Credit. As of December 31, 1998, the Company had approximately $650,000 of cash and cash equivalents on hand.

         As of December 31, 1998, the Company had working capital of approximately $14.9 million, a decrease of $39.0 million from the working capital of $53.9 million available at December 31, 1997. The net decrease is principally the result of expenditures related to the acquisition of physician group practices and additions to property and equipment offset by funds generated from operations.

         On June 27, 1996, the Company entered into an unsecured revolving credit facility (the "Credit Facility") with BankBoston and SunTrust Bank. During 1997, the Company increased the amount available under the Credit Facility to $75.0 million, which includes a $2.0 million amount reserved to cover deductibles under the Company's professional liability insurance policies. The Company intends to use the amount available under the Credit Facility primarily for acquisitions. The Credit Facility matures on September 30, 2000. At the Company's option, the Credit Facility bears interest at either LIBOR plus
 .875%, or the prime rate announced by BankBoston. As of December 31, 1998 there was $7,850,000 outstanding under the Credit Facility.

         The Company's annual capital expenditures have typically been for computer hardware and software and for furniture, equipment and improvements at the corporate headquarters. During the year ended December 31, 1998, capital expenditures amounted to approximately $3.3 million.

         The Company anticipates that funds generated from operations, together with cash on hand, and funds available under the Credit Facility will be sufficient to meet its working capital requirements and finance required capital expenditures and acquisitions for at least the next twelve months.

Status of Year 2000 Compliance

         The Company has completed a review of its computer systems to identify any software that could be affected by the transition to the year 2000. Currently, all of the Company's critical systems are year 2000 compliant or are upgradeable to commercially available versions that are compliant. The Company anticipates that by the end of the second quarter of 1999 it will have completed testing on all of its critical systems which include its clinical, billing, general ledger and accounts payable systems. In addition, the Company is completing an inventory and certain tests of its information technology assets as well as critical non-information technology related assets and services, including embedded microprocessors in, for example, ultra-sound machines. It is expected that the testing and resolution of any issues encountered will be completed by the end of the third quarter of 1999. The ultimate resolution may require the replacement of certain equipment owned by the Company. The Company has not set a limit on the financial resources that may be applied to complete this project, although, based upon the information that is currently available, it is expected that the total cost, both capitalized and expensed, will not exceed $500,000.

         In preparing for the year 2000, the Company has requested certain information from its payors, vendors, financial institutions and hospital customers in order to evaluate their compliance plans and state of readiness. The Company will continually update this information throughout 1999 in order to determine what impact, if any, these third parties may have on it's business. Pediatrix is in the process of developing a contingency plan to ensure that it will be able to continue to provide services to its customers on and after January 1, 2000. However, if a substantial number of payors, vendors, and hospital customers do not make modifications and conversions required on a timely basis, it could have a material adverse effect on the Company's financial condition and results of operations.

Accounting Matters

         Historically, the Company has capitalized certain incremental internal costs directly related to completed acquisitions. On a prospective basis, effective January 1, 1999, the Company will expense these costs as incurred. Had these costs been expensed for the years ended December 31, 1996, 1997 and 1998 the impact on net income would have been approximately $764,000, $1.3 million and $1.4 million, respectively.

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 establishes standards for the way that public business enterprises report information about operating segments. The adoption of Statement 131, effective January 1, 1998, did not have an impact on the Company's financial reporting.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133 is effective for fiscal years beginning after June 15, 1999, with earlier adoption permitted. Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It is currently anticipated that the Company will adopt Statement 133 on January 1, 2000, and that the statement will not have a significant financial statement impact upon adoption.

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

         The following Consolidated Financial Statements of the Company are included in this Annual Report on Form 10-K on the pages set forth below:

                                                                                                      Page
                                                                                                      ----
         Independent Auditors' Report..................................................................29

         Report of Independent Certified Public Accountants............................................30

         Consolidated Balance Sheets as of December 31, 1997 and 1998..................................31

         Consolidated Statements of Income for the Years Ended
                  December 31, 1996, 1997 and 1998.....................................................32

         Consolidated Statements of Stockholders' Equity for the
                  Years Ended December 31, 1996, 1997 and 1998.........................................33

         Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 1996, 1997 and 1998.....................................................34

         Notes to Consolidated Financial Statements....................................................35


                          Independent Auditors' Report


To the Board of Directors of
Pediatrix Medical Group, Inc.

We have audited the consolidated balance sheet of Pediatrix Medical Group, Inc. and subsidiaries (the "Company") as of December 31, 1998 and the related statements of income, stockholders' equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule as of December 31, 1998. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assuarnce about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pediatrix Medical Group, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG LLP


Fort Lauderdale, Florida
March 22, 1999

REPORT OF INDEPENDENT CERTIFIED PUBLIC  ACCOUNTANTS



To the Board of Directors of
Pediatrix Medical Group, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Pediatrix Medical Group, Inc. and subsidiaries ("the Company") at December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP


Fort Lauderdale, Florida
January 26, 1998

PEDIATRIX MEDICAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                           December 31,
                                                          -----------------------------------------------
                       ASSETS                                     1997                      1998
                                                          ---------------------     ---------------------
Current assets:
   Cash and cash equivalents                                   $        18,562            $          650
   Investments in marketable securities                                 27,132                        --
   Accounts receivable, net                                             41,773                    61,599
   Prepaid expenses                                                        873                       682
   Other assets                                                            586                       769
                                                          ---------------------     ---------------------

     Total current assets                                               88,926                    63,700

Property and equipment, net                                              9,898                    11,942
Other assets, net                                                      104,895                   195,016
                                                          ---------------------     ---------------------

     Total assets                                              $       203,719            $      270,658
                                                          =====================     =====================

         LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                       $        23,077            $       30,043
   Income taxes payable                                                  1,348                     3,938
   Current portion of note payable                                         200                       200
   Deferred income taxes                                                10,393                    14,604
                                                          ---------------------     ---------------------

     Total current liabilities                                          35,018                    48,785

Line of credit                                                              --                     7,850
Note payable                                                             2,550                     2,350
Deferred income taxes                                                    2,442                     3,327
Deferred compensation                                                       --                       953
                                                          ---------------------     ---------------------

     Total liabilities                                                  40,010                    63,265
                                                          ---------------------     ---------------------

Minority interest                                                           --                     6,342
Commitments and contingencies

Stockholders' equity:
   Preferred stock; $.01 par value, 1,000,000
     shares authorized, none issued and
     outstanding at December 31, 1997 and 1998                              --                        --
   Common stock; $.01 par value, 50,000,000
     shares authorized at December 31, 1997
     and 1998,15,141,418 and 15,400,315
     shares issued and outstanding at
     December 31, 1997 and 1998, respectively                              151                       154
   Additional paid-in capital                                          122,391                   130,720
   Retained earnings                                                    41,078                    70,177
   Unrealized gain on investments                                           89                        --
                                                          ---------------------     ---------------------

     Total stockholders' equity                                        163,709                   201,051
                                                          ---------------------     ---------------------

     Total liabilities and stockholders' equity                $       203,719            $      270,658
                                                          =====================     =====================

The accompanying notes are an integral part of these financial statements.

PEDIATRIX MEDICAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for per share data)

                                                                 Years Ended December 31,
                                                       ----------------------------------------------
                                                          1996             1997             1998
                                                       ------------     ------------     ------------
Net patient service revenue                              $  80,833        $ 128,850        $ 185,422
                                                       ------------     ------------     ------------

Operating expenses:
   Salaries and benefits                                    52,732           81,486          113,748
   Supplies and other operating expenses                     6,262            9,765           14,050
   Depreciation and amortization                             1,770            4,522            8,673
                                                       ------------     ------------     ------------

     Total operating expenses                               60,764           95,773          136,471
                                                       ------------     ------------     ------------

     Income from operations                                 20,069           33,077           48,951

Investment income                                            2,096            2,102              564
Interest expense                                              (192)            (324)          (1,013)
                                                       ------------     ------------     ------------

     Income before income taxes                             21,973           34,855           48,502

Income tax provision                                         8,853           13,942           19,403
                                                       ------------     ------------     ------------

     Net income                                          $  13,120       $   20,913        $  29,099
                                                       ============     ============     ============

Per share data:
   Net income per common and
     common equivalent share:
     Basic                                               $     .95       $     1.39        $    1.91
                                                       ============     ============     ============
     Diluted                                             $     .90       $     1.33        $    1.82
                                                       ============     ============     ============

Weighted average shares used
     in computing net income per common
     and common equivalent share:
     Basic                                                  13,806           15,021           15,248
                                                       ============     ============     ============
     Diluted                                                14,535           15,743           15,987
                                                       ============     ============     ============

The accompanying notes are an integral part of these financial statements.

PEDIATRIX MEDICAL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

                                                  Common Stock
                                        ---------------------------------        Additional
                                            Number of                              Paid-In              Retained
                                            Shares             Amount              Capital              Earnings
                                        ---------------    ---------------     --------------       ---------------
Balance at December 31, 1995                    13,051          $     131       $     55,620        $        7,045


Net income                                          --                 --                 --                13,120
Common stock issued                              1,815                 18             59,757                    --
Common stock retired                               (1)                 --               (45)                    --
Tax benefit related to
      employee stock options                        --                 --                705                    --
                                        ---------------    ---------------     --------------       ---------------

Balance at December 31, 1996                    14,865                149            116,037                20,165

Net income                                          --                 --                 --                20,913
Common stock issued                                276                  2              3,480                    --
Tax benefit related to
      employee stock options and
      stock purchase plans                          --                 --              2,874                    --
                                        ---------------    ---------------     --------------       ---------------

Balance at December 31, 1997                    15,141                151            122,391                41,078

Net income                                          --                 --                 --                29,099
Common stock issued                                259                  3              5,833                    --
Tax benefit related to
      employee stock options
      and stock purchase plans                      --                 --              2,496                    --
                                        ---------------    ---------------     --------------       ---------------

Balance at December 31, 1998                    15,400          $     154       $    130,720        $       70,177
                                        ===============    ===============     ==============       ===============

The accompanying notes are an integral part of these financial statements.

PEDIATRIX MEDICAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                       Years Ended December 31,
                                                            ---------------------------------------------
                                                                1996            1997            1998
                                                            -------------   -------------   -------------
Cash flows from operating activities:
   Net income                                                 $   13,120      $   20,913    $     29,099
   Adjustments to reconcile net income to net
      cash provided from operating activities:
     Depreciation and amortization                                 1,770           4,522           8,673
     Deferred income taxes                                         4,423           6,503           5,096
     Changes in assets and liabilities:
       Accounts receivable                                       (11,300)        (14,534)        (19,826)
       Prepaid expenses and other assets                            (533)            198               8
       Income taxes receivable/payable                               833           4,424           5,089
       Other assets                                                    7           (232)             282
       Accounts payable and accrued expenses                       6,470           7,205           5,344
                                                            -------------   -------------   -------------

         Net cash provided from operating activities              14,790          28,999          33,765
                                                            -------------   -------------   -------------

Cash flows used in investing activities:
   Physician group acquisition payments                          (42,487)        (60,158)        (88,939)
   Purchase of investments                                       (57,394)        (14,003)         (9,939)
   Proceeds from sale of investments                              27,850          44,207          36,982
   Purchase of property and equipment                             (4,688)         (2,200)         (3,267)
                                                            -------------   -------------   -------------

         Net cash used in investing activities                   (76,719)        (32,154)        (65,163)
                                                            -------------   -------------   -------------

Cash flows from financing activities:
   Borrowings on line of credit, net                                  --              --           7,850
   Borrowings on notes payable                                     3,000              --              --
   Payments on notes payable                                        (865)           (200)           (200)
   Proceeds from issuance of common stock                         59,775           3,482           5,836
   Payments made to retire common stock                              (45)             --              --
                                                            -------------   -------------   -------------

         Net cash provided from financing activities              61,865           3,282          13,486
                                                            -------------   -------------   -------------

Net increase (decrease) in cash and cash
    equivalents                                                      (64)            127         (17,912)
Cash and cash equivalents at beginning of year                    18,499          18,435          18,562
                                                            -------------   -------------   -------------

Cash and cash equivalents at end of year                      $   18,435      $   18,562    $        650
                                                            =============   =============   =============

Supplemental disclosure of cash flow information:
    Cash paid for:
       Interest                                               $      164      $      310    $        990
       Income taxes                                           $    2,950      $    2,651    $     10,202

The accompanying notes are an integral part of these financial statements.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       General:

         The principal business activity of Pediatrix Medical Group, Inc. ("Pediatrix" or the "Company") is to provide physician management services to neonatal and perinatal physician practices in 24 states and Puerto Rico. Contractual arrangements with hospitals include a) fee-for-service contracts whereby hospitals agree, in exchange for the Company's services, to authorize the Company and its healthcare professionals to bill and collect the professional component of the charges for medical services rendered by the Company's healthcare professionals; and b) administrative fees whereby the Company is assured a minimum revenue level.

         In September 1995, the Company completed its initial public offering whereby it issued 2,200,000 shares of common stock, resulting in net cash proceeds to the Company of approximately $39.7 million. In addition, in connection with the initial public offering, the Company authorized 50,000,000 shares of common stock and 1,000,000 shares of preferred stock.

         In August, 1996 the Company completed a secondary public offering whereby it issued 1,755,000 shares of common stock, resulting in net cash proceeds to the Company of approximately $59.1 million.

2.       Summary of Significant Accounting Policies:

         Principles of Presentation

         The financial statements (the "consolidated financial statements") include all the accounts of Pediatrix and its subsidiaries combined with the accounts of the professional associations (the "PA Contractors") with which the Company currently has specific management billing arrangements. All significant intercompany and interaffiliate accounts and transactions have been eliminated. The financial statements of the PA Contractors are consolidated with Pediatrix because Pediatrix, as opposed to affiliates of Pediatrix, has unilateral control over the assets and operations of the PA Contractors. Notwithstanding the lack of technical majority ownership, consolidation of the PA Contractors is necessary to present fairly the financial position and results of operations of Pediatrix because of the existence of a parent-subsidiary relationship by means other than record ownership of the PA Contractors' voting common stock. Control of the assets and operations of the PA Contractors by Pediatrix is permanent and other than temporary because the PA Contractors' agreements with Pediatrix provide that the term of the arrangements are permanent, subject only to termination by Pediatrix and that the PA Contractors shall not terminate the agreements without the prior written consent of Pediatrix. Also, the agreements provide that Pediatrix or its assigns has the right, but not the obligation, to purchase the stock of the PA Contractors.

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

         Concentration of credit risk relating to accounts receivable is limited by number, diversity and geographic dispersion of the business units managed by the Company, as well as by the large number of patients and payors, including the various governmental agencies in the states in which the Company provides services. Receivables from government agencies made up approximately 16% and 15% of net accounts receivable at December 31, 1997 and 1998, respectively.

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

         Investments are stated at fair market value which approximates amortized cost and consist principally of tax exempt municipal obligations (fair value of $26.6 million at December 31, 1997) and U.S. government and government agency securities (fair value of $511,000 at December 31, 1997). The Company's investments in marketable securities represent cash available for current operations and are accordingly classified as current assets.

         Property and Equipment

         Property and equipment is recorded at cost. Depreciation of property and equipment is computed on the straight-line method over the estimated useful lives which range from three to forty years. Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in earnings.

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

         At each balance sheet date following the acquisition of a business, the Company reviews the carrying value of the goodwill to determine if facts and circumstances suggest that it may be impaired or that the amortization period may need to be changed. The Company considers external factors relating to each acquired business, including hospital and physician contract changes, local market developments, changes in third-party payments, national health care trends, and other publicly available information. If these external factors indicate the goodwill will not be recoverable, as determined based upon undiscounted cash flows before interest charges of the business acquired over the remaining amortization period, the carrying value of the goodwill will be reduced. The Company does not believe there currently are any indicators that would require an adjustment to the carrying value of the goodwill or its estimated periods of recovery at December 31, 1998.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

2.       Summary of Significant Accounting Policies, Continued:

         Other Assets, Continued

         Historically, the Company has capitalized certain incremental internal costs directly related to completed acquisitions. On a prospective basis, effective January 1, 1999, the Company will expense these costs as incurred. Had these costs been expensed for the years ended December 31, 1996, 1997 and 1998 the impact on net income would have been approximately $764,000, $1.3 million and $1.4 million, respectively.

         Professional Liability Coverage

         The Company maintains professional liability coverage which indemnifies the Company and its healthcare professionals on a claims-made basis with a portion of self insurance retention. The Company records an estimate of its liabilities for claims incurred but not reported based on an actuarial valuation. Such liabilities are not discounted.

         Income Taxes

         The Company utilizes the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         Stock Options

         SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. The Company has chosen the SFAS No. 123 alternative to disclose pro forma net income and earnings per share as if the fair value based method was used. No charge has been reflected in the consolidated statements of income as a result of the grant of stock options, as the market value of the Company's stock equals the exercise price on the date the options are granted. To the extent that the Company realizes an income tax benefit from the exercise or early disposition of certain stock options, this benefit results in a decrease in current income taxes payable and an increase in additional paid-in capital.

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

         Comprehensive Income

         During 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income", which requires that all items recognized under accounting standards as components of comprehensive income be reported in the financial

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

2.       Summary of Significant Accounting Policies, Continued:

         Comprehensive Income, Continued

         statements. The components of comprehensive income not reflected in the Company's net income are related to the unrealized gains and losses on investments. For the years ended December 31, 1996, 1997 and 1998 the net impact of recording these items would be ($44,000), $119,000 and ($89,000), respectively.

         Fair Value of Financial Instruments

         The carrying amounts of cash and cash equivalents, accounts receivable, investments in marketable securities, and accounts payable and accrued expenses approximate fair value due to the short maturities of these items.

         The carrying amount of the note payable and line of credit approximates fair value because the interest rates on these instruments change with market interest rates.

         Reclassifications

         Certain prior year amounts have been reclassified to conform to the 1998 presentation.

3.       Accounts Receivable and Net Patient Service Revenue:

         Accounts receivable consists of the following:

                                                                             December 31,
                                                                ---------------------------------------
                                                                      1997                  1998
                                                                -----------------     -----------------
                                                                            (in thousands)
           Gross accounts receivable                                     $87,144              $149,035
            Allowance for contractual adjustments
                and uncollectibles                                       (45,371)              (87,436)
                                                                -----------------     -----------------

                                                                         $41,773              $ 61,599
                                                                =================     =================

         Net patient service revenue consists of the following:

                                                                Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1996               1997               1998
                                                   --------------     --------------     --------------
                                                                     (in thousands)
           Gross patient service revenue                $156,594           $260,112           $386,593
           Contractual adjustments
             and uncollectibles                          (82,759)          (137,385)          (209,817)
           Hospital contract administrative
             fees                                          6,998              6,123              8,646
                                                   --------------     --------------     --------------
                                                        $ 80,833           $128,850           $185,422
                                                   ==============     ==============     ==============

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

4.       Property and Equipment:

         Property and equipment consists of the following:

                                                                            December 31,
                                                                -------------------------------------
                                                                    1997                    1998
                                                                -------------           -------------
                                                                           (in thousands)
           Land and land improvements                                 $1,493                 $ 1,493
           Building                                                    4,290                   4,323
           Equipment and furniture                                     6,351                   9,615
                                                                -------------           -------------

                                                                      12,134                  15,431
           Accumulated depreciation                                   (2,236)                 (3,689)
           Construction in progress                                       --                     200
                                                                -------------           -------------
                                                                      $9,898                 $11,942
                                                                =============           =============

5.       Other Assets:

         Other assets consists of the following:

                                                                            December 31,
                                                                -------------------------------------
                                                                    1997                    1998
                                                                -------------           -------------
                                                                           (in thousands)
           Excess of cost over net assets
             acquired                                               $107,972                $204,070
           Physician agreements                                        1,692                   1,692
           Other                                                       1,023                   2,309
                                                                -------------           -------------

                                                                     110,687                 208,071
           Accumulated amortization                                   (5,792)                (13,055)
                                                                -------------           -------------
                                                                    $104,895                $195,016
                                                                =============           =============

         During 1997, the Company completed the acquisition of ten physician group practices. Total consideration and related costs for these acquisitions approximated $59.0 million. In connection with these transactions, the Company has recorded assets totaling approximately $59.0 million, principally goodwill, and liabilities of $1.9 million. In addition, the Company paid an aggregate of $1.3 million to the prior shareholders of two physician group practices acquired in 1996. The payments were earned based upon the achievement of certain targets as outlined in the acquisition agreements.

         During 1998, the Company completed the acquisition of fifteen physician group practices. Total consideration and related costs for these acquisitions approximated $88.9 million in cash and 6,176,546 shares of stock in a subsidiary of the Company. In connection with these transactions, the Company recorded assets totaling approximately $96.4 million, principally goodwill, and liabilities of approximately $3.7 million.

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

         The following unaudited pro forma information combines the consolidated results of operations of the Company and the companies acquired during 1997 and 1998 as if the acquisitions had occurred on January 1, 1997:

                                                                      Years Ended December 31,
                                                                -------------------------------------
                                                                    1997                    1998
                                                                -------------           --------------
                                                                       (in thousands, except
                                                                          per share data)
           Net patient service revenue                              $168,947                 $197,807
           Net income                                                 22,521                   29,536
           Net income per share:
             Basic                                                     $1.50                    $1.94
             Diluted                                                   $1.43                    $1.85

         The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

6.       Accounts Payable and Accrued Expenses:

         Accounts payable and accrued expenses consists of the following:

                                                                            December 31,
                                                                -------------------------------------
                                                                    1997                      1998
                                                                -------------           --------------
                                                                           (in thousands)
           Accounts payable                                           $9,895                  $10,373
           Accrued salaries and bonuses                                5,340                    6,433
           Accrued payroll taxes and benefits                          3,013                    4,465
           Accrued professional liability
             coverage                                                  3,747                    6,866
           Other accrued expenses                                      1,082                    1,906
                                                                -------------           --------------
                                                                     $23,077                  $30,043
                                                                =============           ==============

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


7.       Note Payable:

         Note payable consists of the following:

                                                                            December 31,
                                                                -------------------------------------
                                                                    1997                    1998
                                                                -------------           --------------
                                                                           (in thousands)
           Mortgage payable to bank                                   $2,750                   $2,550

             Current portion                                            (200)                    (200)
                                                                -------------           --------------
                                                                      $2,550                   $2,350
                                                                =============           ==============

         The Company's mortgage loan agreement requires quarterly payments totaling $200,400 per year plus interest through the maturity date of the loan at which time the unpaid principal balance of $1,647,300 is due. The mortgage bears interest at prime (7.75% at December 31, 1998), and is collateralized by the Company's two buildings. The loan matures on June 30, 2003.

         In June 1996, the Company entered into an unsecured revolving credit facility. During 1997, the amounts available under the credit facility were increased to $75 million, which includes a $2 million amount reserved to cover deductibles under the Company's professional liability insurance policies. The credit facility matures on September 30, 2000. At the Company's option, the credit facility bears interest at either LIBOR plus .875% or prime. The Company had $7,850,000 outstanding at December 31, 1998.

         The Company is required to maintain certain financial covenants including a requirement that the Company maintain a minimum level of net worth, as defined under the terms of the mortgage and credit facility agreement.

8.       Income Taxes:

         The components of the income tax provision are as follows:

                                                                       December 31,
                                              ---------------------------------------------------------------
                                                  1996                     1997                    1998
                                              --------------           -------------           -------------
                                                                      (in thousands)
           Federal:
             Current                                 $3,072                  $6,004                 $12,339
             Deferred                                 3,667                   5,913                   4,146
                                              --------------           -------------           -------------
                                                      6,739                  11,917                  16,485
                                              --------------           -------------           -------------

           State:
             Current                                  1,358                   1,054                   1,964
             Deferred                                   756                     971                     954
                                              --------------           -------------           -------------
                                                      2,114                   2,025                   2,918
                                              --------------           -------------           -------------

                Total                                $8,853                 $13,942                 $19,403
                                              ==============           =============           =============

                                       42

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

8.       Income Taxes, Continued:

         The Company files its tax return on a consolidated basis with the subsidiaries. The remaining PA Contractors file tax returns on an individual basis.

         The effective tax rate on income was 40% for the years ended December 31, 1996, 1997 and 1998. The differences between the effective rate and the U.S. federal income tax statutory rate are as follows:

                                                                       December 31,
                                              ---------------------------------------------------------------
                                                  1996                     1997                    1998
                                              --------------           -------------           -------------
                                                                      (in thousands)
           Tax at statutory rate                     $7,472                 $12,199                 $16,975
           State income tax, net
              of federal benefit                      1,374                   1,316                   1,897
           Other, net                                     7                     427                     531
                                              --------------           -------------           -------------

           Income tax provision                      $8,853                 $13,942                 $19,403
                                              ==============           =============           =============

         The significant components of deferred income tax assets and liabilities are as follows:

                                               December 31, 1997                 December 31, 1998
                                      ----------------------------------------------------------------------
                                                                Non                                  Non
                                       Total      Current     Current      Total       Current     Current
                                      ---------   ---------   ---------   ---------   ----------  ----------
          Allowance for uncollectible
             accounts                 $    766    $    766    $      -    $    124    $     124   $       -
          Net operating loss
             carryforward                  398         398           -       1,108        1,108           -
          Amortization                       -           -           -       2,156            -       2,156
          Operating reserves and
             accruals                      102         102           -       1,891        1,891           -
          Other                            202         202           -       1,361          777         584
                                      ---------   ---------   ---------   ---------   ----------  ----------
               Total deferred tax
                  assets                 1,468       1,468           -       6,640        3,900       2,740
                                      ---------   ---------   ---------   ---------   ----------  ----------

          Accrual to cash adjustment    (8,878)     (8,878)          -     (16,327)     (16,327)          -
          Property and equipment        (1,251)          -      (1,251)     (2,996)           -      (2,996)
          Receivable discounts          (2,966)     (2,966)          -      (2,319)      (2,319)          -
          Amortization                  (1,078)          -      (1,078)     (3,215)           -      (3,215)
          Other                           (130)        (17)       (113)        286          142         144
                                      ---------   ---------   ---------   ---------   ----------  ----------
               Total deferred tax
                  liabilities          (14,303)    (11,861)     (2,442)    (24,571)     (18,504)     (6,067)
                                      ---------   ---------   ---------   ---------   ----------  ----------

               Net deferred tax
                  liability           $(12,835)   $(10,393)   $ (2,442)   $(17,931)   $ (14,604)  $  (3,327)
                                      =========   =========   =========   =========   ==========  ==========

         The income tax benefit related to the exercise of stock options and the purchase of shares under the Company's non-qualified employee stock purchase plan, reduces taxes currently payable and is credited to additional paid-in capital. Such amounts totaled approximately $705,000, $2,874,000 and $2,496,000 for the years ended December 31,
         1996, 1997 and 1998, respectively.

         The Company has net operating loss carryforwards for federal and state tax purposes of approximately $2,762,000, $978,000 and $2,993,000 at December 31, 1996, 1997 and 1998, respectively, expiring at various times commencing in 2009.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

8.       Income Taxes, Continued:

         During 1998, the Internal Revenue Service concluded its examination of the Company for the tax years ended December 31, 1992, 1993 and 1994. The resolution of the examination did not have a material effect on the Company's consolidated financial position or results of operations.

9.       Commitments and Contingencies:

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

         The Company leases space for its business and medical offices, storage space, and temporary housing of medical staff. In addition, the Company leases an aircraft. Rent expense for the years ended December 31, 1996, 1997 and 1998 was approximately, $1,119,000, $1,722,000 and $2,172,000 respectively. At December 31, 1998, the future minimum lease payments are as follows:

                                                          (in thousands)

           1999                                            $      2,131
           2000                                                   1,979
           2001                                                   1,772
           2002                                                   1,606
           2003                                                   3,132
           Thereafter                                             4,571
                                                          --------------

                                                            $    15,191
                                                          ==============

10.      Retirement Plan:

         The Company has a qualified contributory savings plan (the "Plan") as allowed under Section 401(k) of the Internal Revenue Code. The Plan permits participant contributions and allows elective Company contributions based on each participant's contribution. Participants may defer up to 15% of their annual compensation by contributing amounts to the Plan. The Company approved contributions of approximately $1,107,000, $1,732,000 and $2,363,000 to the Plan during the years ended December 31, 1996, 1997 and 1998, respectively.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

11.      Net Income Per Common and Common Equivalent Share:

         The calculation of basic and diluted net income per share for the years ended December 31, 1996, 1997 and 1998 are as follows:

                                                                                Years Ended December 31,
                                                                 ---------------------------------------------------
                                                                     1996              1997               1998
                                                                 --------------    --------------    ---------------
                                                                       (in thousands, except for per share data)
             Basic net income per share:

               Net Income                                            $  13,120      $     20,913      $      29,099
                                                                 ==============    ==============    ===============

               Weighted average common shares outstanding               13,806            15,021             15,248
                                                                 ==============    ==============    ===============

               Basic net income per share                            $    0.95      $       1.39      $        1.91
                                                                 ==============    ==============    ===============

             Diluted net income per share:

               Weighted average common shares outstanding               13,806            15,021             15,248

               Stock options                                               729               722                739
                                                                 --------------    --------------    ---------------

               Weighted average common and potential
                 common shares outstanding                              14,535            15,743             15,987
                                                                 ==============    ==============    ===============

               Net income                                            $  13,120      $     20,913      $      29,099
                                                                 ==============    ==============    ===============

               Diluted net income per share                          $    0.90      $       1.33      $        1.82
                                                                 ==============    ==============    ===============

12.      Stock Option Plan and Employee Stock Purchase Plans:

         In 1993, the Company's Board of Directors authorized a stock option plan. Under the plan, options to purchase shares of common stock may be granted to certain employees at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within ten years from the date of grant. The stock options become exercisable on a pro rata basis over a three-year period from the date of grant. In 1998, the Company's Board of Directors approved an amendment to increase the number of shares authorized to be issued under the plan from 3,250,000 to 4,250,000. At December 31, 1998, 395,198 shares were available for future grants.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

12.      Stock Option Plan and Employee Stock Purchase Plans, Continued:

         Pertinent information covering the stock option plan is as follows:

                                                                               Weighted
                                                                                Average
                                               Number of     Option Price      Exercise       Expiration
                                                Shares        Per Share          Price           Date
                                             -------------- ---------------  --------------  --------------
          Outstanding at December 31, 1995       1,708,908    $2.84-$21.50          $12.03     2003-2005
             Granted                               600,400   $12.50-$36.75          $35.27
             Canceled                              (34,660)   $3.12-$36.00          $16.46
             Exercised                             (47,187)   $5.00-$20.50           $5.64
                                             -------------- ---------------  --------------

          Outstanding at December 31, 1996       2,227,461    $2.84-$36.75          $18.27     2003-2006
             Granted                               783,500   $29.00-$41.38          $33.38
             Canceled                              (68,021)   $5.00-$36.00          $21.55
             Exercised                            (229,710)   $5.00-$36.00           $9.69
                                             -------------- ---------------  --------------

          Outstanding at December 31, 1997       2,713,230    $2.84-$41.38          $23.28     2003-2007
             Granted                               868,000   $32.50-$45.13          $38.80
             Canceled                              (43,034)  $19.25-$36.00          $23.37
             Exercised                            (219,025)   $5.00-$40.38          $20.02
                                             -------------- ---------------  --------------

          Outstanding at December 31, 1998       3,319,171    $2.84-$45.13          $27.55     2003-2008
                                             ============== ===============  ==============

          Exercisable at:
             December 31, 1996                     828,631    $2.84-$21.50          $10.20
             December 31, 1997                   1,315,850    $2.84-$36.75          $14.74
             December 31, 1998                   1,750,281    $2.84-$41.38          $19.43

         Significant option groups outstanding at December 31, 1998 and related price and life information follows:

                                            Options Outstanding                 Options Exercisable
                                 ------------------------------------------  --------------------------
                                                                Weighted
                                                 Weighted       Average                     Weighted
                                                  Average      Remaining                     Average
           Range of Exercise                     Exercise     Contractual                   Exercise
                 Prices          Outstanding       Price          Life       Exercisable      Price
          ---------------------  -------------  ------------  -------------  ------------  ------------
                         $2.84         50,000         $2.84            4.5        50,000         $2.84
                         $7.50        419,754         $6.19            5.5       419,754         $6.19
                 $10.00-$12.50        251,017        $10.71            6.0       251,017        $10.71
                 $19.25-$21.50        478,500        $19.53            6.8       478,500        $19.53
                 $24.00-$29.00        465,499        $28.95            8.3       133,173        $28.94
                 $31.50-$33.88        323,334        $32.73            8.9        72,334        $32.85
                 $36.00-$39.13        747,400        $36.51            8.2       260,168        $36.48
                 $40.38-$45.13        583,667        $43.36            9.1        85,335        $41.16
                                 -------------  ------------  -------------  ------------  ------------
                                    3,319,171        $27.55            7.7     1,750,281        $19.43
                                 =============  ============  =============  ============  ============

                                       46

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

12.      Stock Option Plan and Employee Stock Purchase Plans, Continued:

         Under the Company's stock purchase plans, employees may purchase the Company's common stock at 85% of the average high and low sales price of the stock as reported as of commencement of the purchase period or as of the purchase date, whichever is lower. Under these plans, 12,786, 47,302 and 41,359 shares were issued during 1996, 1997 and 1998, respectively. At December 31, 1998, the Company has an additional 898,553 shares reserved under the stock purchase plans.

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

                                                                Years Ended December 31,
                                              -------------------------------------------------------------
                                                    1996                  1997                  1998
                                              -----------------     -----------------     -----------------
                                                                 (in thousands, except
                                                                    per share data)
           Net income                                  $11,002               $16,272               $23,328
           Net income per share:
             Basic                                     $   .80               $  1.08               $  1.53
             Diluted                                   $   .77               $  1.05               $  1.50

         The fair value of each option or share to be issued is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996, 1997 and 1998 respectively: dividend yield of 0% for all years; expected volatility of 42%, 41% and 42%; and risk-free interest rates of 6.3%, 6.6% and 4.8% for options with expected lives of five years (officers and physicians of the Company) and 6.1%, 6.6%, and 5.2% for options with expected lives of three years (all other employees of the Company).

         The pro forma effect on net income is not representative of the pro forma effect on net income in future periods because it does not take into consideration pro forma compensation expense related to grants made in prior periods.

13.      Subsequent Events:

         Subsequent to December 31, 1998, the Company completed the acquisition of three physician group practices. Total consideration for these acquisitions approximated $16,226,000 in cash and one million shares of stock in a subsidiary of the Company. The acquisitions will be accounted for using the purchase method of accounting.

         In January 1999, Obstetrix Medical Group, Inc. ("Obstetrix"), a subsidiary of the Company, sold 6,257,150 of its common stock, valued at $1.00 per share, in a private placement to employees of the Company. The employees were required to meet certain financial qualifications to be considered accredited investors and become eligible to participate in the offering. Obstetrix used the proceeds from the offering to repurchase shares previously issued to the Company.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

13.      Subsequent Events, Continued:

         In February 1999, the Company and three of its principal officers were sued in United States District Court for the Southern District of Florida for alleged violation of the antifraud provisions of the federal securities laws. To date, the Company is aware of five separate actions that have been filed, all of which make substantially the same claims. Plaintiffs are shareholders purporting to represent a class of all open market purchasers of the Company's common stock between April 28, 1998 and February 12, 1999. They claim that during that period the Company issued false and misleading statements concerning its accounting practices and financial results, but other than a reference to the capitalization of certain payments made to employees in connection with acquisitions, they do not specify in what particular respects the statements are alleged to have been inaccurate. The complaints do not quantify the damages that are sought. The Company expects that in the normal course the cases will be consolidated and that plaintiffs will seek to file an amended complaint after appointment of a lead plaintiff and lead plaintiff's counsel. Until that time, no response to the initial complaints will be required from the Company. The Company believes, however, that the claims are without merit and intends to defend them vigorously at the appropriate time.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

          The information with respect to directors and executive officers of the Company is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 11.  Executive Compensation
--------  ----------------------

          The information required in response to this item is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

          The information required in response to this item is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

          The information required in response to this item is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------  ----------------------------------------------------------------

          (a)     Documents filed as part of this report:

                  (1)      Financial Statements.

                           An index to financial statements included in this annual report on Form 10K appears on page 28.

                  (2)      Financial Statement Schedules.

The following financial statement schedules for the years ended December 31, 1996, 1997 and 1998 are included in this Annual Report on Form 10-K on the pages set forth below.

Item                                                                                                 Page
----                                                                                                 ----
Financial Statement Schedules

           Independent Auditors' Report................................................................29

           Report of Independent Certified Public Accountants..........................................30

           Schedule II:  Valuation and Qualifying Accounts.............................................51

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

PEDIATRIX MEDICAL GROUP, INC.
SCHEDULE II:  VALUATION AND QUALIFYING ACCOUNTS
for the years ended December 31, 1996, December 31, 1997 and December 31, 1998

                                                       1996                   1997                    1998
                                                 -----------------     -------------------      ------------------
                                                                         (in thousands)
Allowance for contractual
   adjustments and uncollectibles:
Balance at beginning of year                              $13,088                 $30,595                 $45,371
     Portion charged against
       operating revenue                                   82,759                 137,385                 209,817
     Accounts receivable written-
       off (net of recoveries)                            (65,252)               (122,609)               (167,752)
                                                 -----------------     -------------------      ------------------

Balance at end of year                                    $30,595                 $45,371                 $87,436
                                                 =================     ===================      ==================

(3)       Exhibits

  3.1         Pediatrix's Amended and Restated Articles of Incorporation
              (3.1)(1)
  3.2         Pediatrix's Amended and Restated Bylaws (3.2)(1)
  4.1 Registration Rights Agreement, dated as of September 13, 1995 between Pediatrix and certain shareholders (4.1)(1)
 10.1         Pediatrix's Amended and Restated Stock Option Plan (10.1)(10)
 10.2 Form of Indemnification Agreement between Pediatrix and each of its directors and certain executive officers (10.2)(1)
 10.3 Employment Agreement, dated as of January 1, 1995, as amended, between Pediatrix and Roger J. Medel, M.D. (10.3)(1)
 10.4 Employment Agreement, dated as of May 1, 1995, as amended, between Pediatrix and Larry M. Mullen (10.5)(1)
 10.5 Employment Agreement, dated November 6, 1995, between Kristen Bratberg and Pediatrix (10.9)(4)
 10.6         Employment Agreement, dated June 1, 1996, between Pediatrix and M.
              Douglas Cunningham, M.D. (10.21)(3)
 10.7         The First National Bank of Boston (10.19)(1)
 10.8 Amendment No. 2 to Credit Agreement, dated as of September 26, 1994, between Pediatrix, certain PA Contractors and The First National Bank of Boston (10.20)(1)
 10.9 Amendment No. 3 to Credit Agreement, dated as of June 19, 1995, between Pediatrix, certain PA Contractors and The First National Bank of Boston (10.21)(1)
10.10 Mortgage, Security Agreement and Assignment of Leases and Rents, dated as of September 30, 1993, made by Pediatrix in favor of The First National Bank of Boston (10.22)(1)
10.11         The Company's Profit Sharing Plan (10.23)(1)
10.12         Form of Non-competition and Nondisclosure Agreement (10.24)(1)
10.13 Form of Exclusive Management and Administrative Services Agreement between Pediatrix and each of the PA Contractors (10.25)(1)
10.14 Agreement for Purchase and Sale of Stock, dated July 27, 1995, between Pediatrix Medical Group of California and Neonatal and Pediatric Intensive Care Medical Group, Inc. and the individual physicians set forth in Exhibit A therein (10.26)(1)
10.15         Stock Purchase Agreement, effective January 16, 1996, between Jack
              C. Christensen, M.D., Cristina Carballo-Perelman, M.D., Michael C. McQueen, M.D., Neonatal Specialists, Ltd. and Brian Udell, M.D. (2.1)(4)
10.16 Asset Purchase Agreement, effective January 16, 1996, between Med-Support, L.P. and Neonatal Specialists, Ltd. (2.2)(4)
10.17 Asset Purchase Agreement, effective January 16, 1996, between CMJ Leasing, L.P. and Neonatal Specialists, Ltd. (2.3)(4)
10.18 Asset Purchase Agreement, dated January 29, 1996, among Pediatrix Medical Group of Colorado, P.C., Pediatrix and Newborn Consultants, P.C., and the shareholders of PNC (2.1)(5)
10.19 Agreement and Plan of Merger, dated January 29, 1996, among Pediatrix Medical Group of Colorado, P.C., Colorado Neonatal Associates, P.C. and the shareholders of CNA (2.1)(5)
10.20 Amendment No. 4 to Credit Agreement dated as of December 30, 1995, between Pediatrix, certain PA Contractors and The First National Bank of Boston (10.24)(2)
10.21         1996 Qualified Employee Stock Purchase Plan (10.25)(2)
10.22         1996 Non-Qualified Employee Stock Purchase Plan (10.26)(2)
10.23 Agreement and Plan of Merger, dated May 1, 1996, among Pediatrix Acquisition Corp., Rocky Mountain Neonatology, P.C. and the shareholders of RMN (2.1)(7)

10.24 Asset Purchase Agreement, dated as of May 30, 1996, by and among Pediatrix Medical Group of Texas, P.A., West Texas Neonatal Associates and the individual physicians set forth in Exhibit A therein (2.1)(8)
10.25 Agreement for Purchase and Sale of Assets, dated as of June 5, 1996, by and among Pediatrix Medical Group of California, P.C., Infant Care Specialists Medical Group, Inc. and the individual physicians set forth in Exhibit A therein (2.1)(9)
10.26 Airplane Purchase Agreement, dated March 22, 1996, between Pediatrix and Learjet Inc. (10.22)(3)
10.27 First Amended and Restated Credit Agreement, dated as of June 27, 1996, between Pediatrix, certain PA Contractors, The First National Bank of Boston and Sun Trust Bank (10.25)(3)
10.28 Modification of Mortgage, dated as of June 27, 1996, between PMG and The First National Bank of Boston (10.26)(3)
10.29 Amendment No. 2 to the employment agreement between Pediatrix and Roger J. Medel, M.D. (10.34)(10)
10.30 Amendment No. 1 to the employment agreement between Pediatrix and Kristen Bratberg (10.35)(10)
10.31 Amendment No. 2 to First Amended and Restated Credit Agreement, dated October 21, 1997, between Pediatrix, certain PA Contractors, BankBoston and SunTrust Bank (10.36)(11)
10.32 Amendment No. 3 to Amended and Restated Credit Agreement, dated March 10, 1998 between Pediatrix, certain PA contractors, Bank Boston and Suntrust Bank (10.33)(13)
10.33 Amendment No. 4 to Amended and Restated Credit Agreement, dated June 24, 1998 between Pediatrix, certain PA contractors, Bank Boston and Suntrust Bank (10.34)(13)
10.34 Pediatrix Executive Non-Qualified Deferred Compensation Plan, dated October 13, 1997 (10.35)(13)
10.35 Amendment No. 3 to the Employment Agreement between Pediatrix and Roger J. Medel, M.D. (14)
10.36 Amendment No. 2 to the Employment Agreement between Pediatrix and Kristen Bratberg (14)
 21.1         Subsidiaries of Pediatrix (21.1)(12)
 23.1         Consent of PricewaterhouseCoopers LLP (14)
 23.2         Consent of KPMG LLP (14)
 27.1         Financial Data Schedule (14)

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

   (9) Incorporated by reference to the exhibit shown in parentheses and filed with the Pediatrix Form 8-K, dated June 5, 1996.
  (10) Incorporated by reference to the exhibit shown in parentheses and filed with the Pediatrix Form 10-Q for the quarterly period ended June 30, 1997.
  (11) Incorporated by reference to the exhibit shown in parentheses and filed with the Pediatrix Form 10-Q for the quarterly period ended September 30, 1997.
  (12) Incorporated by reference to the exhibit shown in parentheses and filed with the Pediatrix Form 10-K for the year ended December 31, 1997.
  (13) Incorporated by reference to the exhibit shown in parentheses and filed with the Pediatrix Form 10-Q for the quarterly period ended June 30, 1998.
  (14)        Filed herewith.



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

   (d)        Financial Statement Schedules required by Regulation S-X

              The financial statement schedules required by Regulation S-X which are excluded from the Registrant's Annual Report to Shareholders for the Year ended December 31, 1998, by Rule 14a-3(b)(1) are included above. See Item 14(a)2 for index.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PEDIATRIX MEDICAL GROUP, INC.



Date:  March 24, 1999                  By: (s) ROGER J. MEDEL, M.D., M.B.A.
                                          ---------------------------------
                                       ROGER J. MEDEL, M.D., M.B.A., President


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

                   Signature                                      Title                           Date
                   ---------                                      -----                           ----
                                                       President, Chief Executive
/s/ ROGER J. MEDEL, M.D., M.B.A.                     Officer and Director (principal      March 24, 1999
------------------------------------------------            executive officer)
         Roger J. Medel, M.D., M.B.A.

                                                   Vice President and Chief Financial
/s/ KARL B.WAGNER                                 Officer (principal financial officer    March 24, 1999
------------------------------------------------   and principal accounting officer)
         Karl B. Wagner

/s/ E. ROE STAMPS, IV                                           Director                  March 24, 1999
------------------------------------------------
         E. Roe Stamps, IV

/s/ BRUCE R. EVANS                                              Director                  March 24, 1999
------------------------------------------------
         Bruce R. Evans

/s/ M. DOUGLAS CUNNINGHAM, M.D.                                 Director                  March 24, 1999
------------------------------------------------
         M. Douglas Cunningham, M.D.

/s/ MICHAEL FERNANDEZ                                           Director                  March 24, 1999
------------------------------------------------
         Michael Fernandez

/s/ CESAR L. ALVAREZ                                            Director                  March 24, 1999
------------------------------------------------
         Cesar L. Alvarez