Form 10-K/A
period 1998-12-31
PEDIATRIX MEDICAL GROUP INC
filed 1999-04-30
CIK 893949

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)
  [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: December 31, 1998

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________________ to __________________

                         Commission file number: 0-26762

                          PEDIATRIX MEDICAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

                  Florida                                        65-0271219
      (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         identification No.)

           1455 North Park Drive
            Ft. Lauderdale, FL                                       33326
   (Address of principal executive offices)                       (Zip Code)

         Registrant's telephone number, including area code:       ________

           Securities registered pursuant to Section 12(b) of the Act:
     Title of each class               Name of each exchange on which registered
        Common Stock,                            New York Stock Exchange
       $.01 par value

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of shares of Common Stock held by non-affiliates of the registrant as of March 8, 1999, was approximately $205,917,000 based on a $22.63 closing sales price for the Common Stock on the New York Stock Exchange on such date. For purposes of this computation, all executive officers, directors and 5% beneficial owners of the common stock of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors, officers or 5% beneficial owners are, in fact, affiliates of the registrant.

         The number of shares of Common Stock, $.01 par value, of the registrant outstanding as of March 8, 1999 were 15,439,417.

================================================================================

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                                   MANAGEMENT

         The executive officers and directors of the Company are as follows:

                    Name                           Age                      Position with the Company
---------------------------------------------     -------      -----------------------------------------------------


Roger J. Medel, M.D., M.B.A .............           52         President, Chief Executive Officer and Director
Lawrence M. Mullen ......................           56         Vice President and Chief Operating Officer
Karl B. Wagner ..........................           33         Vice President and Chief Financial Officer
Kristen Bratberg ........................           37         Vice President, Business Development
Bruce A. Jordan .........................           45         Vice President, General Counsel and Corporate
                                                               Secretary
M. Douglas Cunningham, M.D...............           59         Director
Cesar L. Alvarez(2) .....................           51         Director
Michael B. Fernandez(1)(2)...............           45         Director
Bruce R. Evans(1)........................           40         Director
E. Roe Stamps, IV(2).....................           52         Director


-----------------
(1)      Member of Compensation Committee
(2)      Member of Audit Committee.

         Roger J. Medel, M.D. M.B.A. has held the position of President, Chief Executive Officer and director of Pediatrix since he founded the Company in 1979 with Dr. Gregory Melnick. Dr. Medel has been an instructor in pediatrics at the University of Miami and participates as a member of several medical and professional organizations. Dr. Medel also holds a Masters Degree in Business Administration from the University of Miami. Dr. Medel has served on the boards of directors of Sechrist Industries Inc., ARC Broward Inc. and Physicians Healthcare Plans, Inc.


         Lawrence M. Mullen joined the Company in May 1995. Mr. Mullen has held the position of Vice President and Chief Operating Officer of Pediatrix since August 1998. Prior to his appointment as Chief Operating Officer, Mr. Mullen served as the Company's Vice President and Chief Financial Officer. Mr. Mullen was Senior Vice President and Chief Financial Officer of Medical Care America, Inc. from May 1993 until its acquisition by Columbia/HCA Healthcare Corporation in September 1994. Mr. Mullen served as a consultant to Columbia/HCA from November 1994 until joining Pediatrix. Prior to joining Medical Care America, Inc., Mr. Mullen was a partner of KPMG LLP, where he was employed from 1964 to 1993.

         Karl B. Wagner joined Pediatrix Medical Group, Inc. in May 1997 and was appointed Chief Financial Officer in August 1998. Prior to his appointment, Mr. Wagner served as Controller, and was responsible for all accounting and financial operations, including Securities and Exchange Commission reporting. Prior to joining Pediatrix, Mr. Wagner was Chief Financial Officer for the East Region of Columbia/HCA's Ambulatory Surgery Division from January 1995 until joining the Company. From July 1993 through January 1995, Mr. Wagner was Assistant Controller of Medical Care International, Inc., a subsidiary of Medical Care America, Inc.

         Kristen Bratberg joined the Company in November 1995 as Vice President, Business Development. Prior to joining the Company, Mr. Bratberg was employed by Dean Witter Reynolds Inc. in the Corporate Finance Department from May 1987 to November 1995, most recently as a Senior Vice President specializing in the healthcare industry.

         Bruce A. Jordan joined the Company in April 1997 as Vice President, General Counsel and Corporate Secretary. Prior to joining the Company, Mr. Jordan was Vice President and General Counsel of Del Monte Fresh Produce ("Del Monte") from May 1994 until joining the Company, and from October 1990 until May 1994 he served as Assistant General Counsel of Del Monte.

         M. Douglas Cunningham, M.D. has been employed by the Company since June 1996. Dr. Cunningham served as Vice President and Chief Medical Officer from June 1996 to June 1997, at which time he was appointed Vice President, Regional Medical Operations. In October 1996, Dr. Cunningham was appointed director. Dr. Cunningham has over 25 years experience as a practicing neonatologist and professor of pediatrics and neonatology. From 1988 until joining the Company, Dr. Cunningham served as the Senior Vice President, Medical Operations with Infant Care Management Services, Inc. Dr. Cunningham has also served as a professor at several medical schools, most recently as a Clinical Professor of Pediatrics at the University of California, Irvine, and has published numerous medical articles.

         Cesar L. Alvarez was appointed as a director in March 1997. Mr. Alvarez has been a lawyer with the law firm of Greenberg Traurig, P.A. for over 20 years, where he has served as the chairman of its corporate, securities and banking department and currently serves as the firm's Chief Executive Officer and Managing Shareholder. Mr. Alvarez also serves as a director of Atlantis Plastics, Inc., Texpack, N.V. and Watsco, Inc.

         Michael B. Fernandez was appointed as a director in October 1995. Mr. Fernandez has served since 1992 as Chairman of the Board and Chief Executive Officer of Physicians Healthcare Plans, Inc., a Florida - based health maintenance organization. Prior to that time, Mr. Fernandez served from 1990 to 1992 as Executive Vice President of Product Development and Marketing as well as Chief Executive Officer of certain indemnity subsidiaries of CAC-United Healthcare Plans of Florida, Inc., a publicly - held managed care company.

         Bruce R. Evans was elected a director of the Company in October 1992. Mr. Evans has been employed by Summit Partners since 1986, and is currently a General Partner. Mr. Evans is also a director of Omtool, Ltd. and DSET Corporation.

         E. Roe Stamps, IV was elected a director of the Company in October 1992. Mr. Stamps co-founded Summit Partners in 1984 and is currently its Managing General Partner. Mr. Stamps is also a director of Ameripath, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than 10 percent of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Officers, directors and greater than 10 percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ending December 31, 1998 all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with, except that one report with respect to one transaction was filed late by Michael Fernandez.

ITEM 11.      EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

         The following table sets forth certain summary information concerning compensation paid or accrued by the Company and its subsidiaries to or on behalf of the Company's Chief Executive Officer and each of the most highly compensated executive officers of the Company who were serving as executive officers at the end of the last completed fiscal year, whose total annual salary and bonus, determined as of the end of the last fiscal year, exceeded $100,000 (collectively, the "Named Executive Officers"), for the fiscal years ended December 31, 1998, 1997, and 1996.


                           SUMMARY COMPENSATION TABLE


                                                                                   Long-Term
                                                                                 Compensation
                                               Annual Compensation(1)            ------------
                                       --------------------------------------- No. of Securities    All Other
                                        Fiscal                                    Underlying       Compensation
 Name and Principal Position             Year      Salary($)      Bonus ($)         Options            (3)
 ---------------------------             ----      ---------      ---------         -------            ---


Roger J. Medel, M.D., M.B.A.             1998       $400,000        $782,350(2)       50,000           $6,400
President and Chief Executive Officer    1997        400,000         100,000(2)      200,000            6,400

                                         1996        397,984         539,000(2)      200,000            3,595

---------------------------------------

   Lawrence M. Mullen                    1998       $250,000        $150,000(2)       50,000           $6,400
   Vice President and Chief              1997        250,000          50,000(2)       50,000            6,400
   Operating Officer................     1996        169,309          50,000(2)       50,000            6,000


---------------------------------------

   Karl B. Wagner                        1998       $105,000         $50,000(2)       25,000           $4,600
   Vice President and Chief Financial
   Officer (4)


---------------------------------------

Kristen Bratberg                         1998       $200,000      $1,138,722          50,000           $6,400
   Vice President, Business              1997        200,000       1,017,077          50,000            6,400
   Development......................     1996        200,000         699,000              -0-           6,000


---------------------------------------

Bruce A. Jordan                          1998       $180,000         $30,000(2)            0           $6,400
   Vice President, General Counsel       1997        117,778          20,000(2)       20,000            3,533
   and Corporate Secretary (5)......


----------------------------------

(1) The column for "Other Annual Compensation" has been omitted because there is no compensation required to be reported in such columns. The aggregate amount of perquisites and other personal benefits provided to each officer listed above is less than 10% of the total annual salary and bonus of such officer.
(2) Includes bonuses paid in a subsequent year for services performed in the year reported.
(3)    Reflects matching contributions to the Company's
       401(k) plan.

(4) Mr. Wagner joined the Company as Controller in May 1997 and was appointed as Chief Financial Officer in August 1998.
(5)    Mr. Jordan joined the Company in April 1997.

Option Grants Table


         The following table sets forth certain information concerning grants of stock options made during fiscal 1998 to the Named Executive Officers.


                                                     Individual Option Grants in 1998 Fiscal Year
                                                     --------------------------------------------
                                                 % of Total
                                                   Options                               Potential Realizable Value
                                                 Granted to    Exercise                  at Assumed Annual Rates of
                                     Number       Employees      Price                    Stock Price Appreciation
                                   of Options     in Fiscal       Per      Expiration        For Option Term(1)
                                                                                         --------------------------
              Name                   Granted        1998       Share(2)       Date           5%             10%
              ----                   -------        ----       --------       ----           --             ---


Roger J. Medel, M.D. M.B.A.......      50,000       5.76%       $38.125     1/28/2008      $1,198,830    $3,038,072
Lawrence M. Mullen...............      50,000       5.76%        36.125     1/9/2008        1,135,941     2,878,697
Karl B. Wagner...................      15,000       1.15%        36.125     1/9/2008          340,782       863,609
                                       10,000       1.73%        32.500     6/15/2008         204,391       517,966
Kristen Bratberg.................      50,000       5.76%        36.125     1/9/2008        1,135,941     2,878,697
Bruce A. Jordan..................           0       -             -             -           0                     0

-------------------
(1)    The dollar amounts set forth in these columns are the result of calculations at the five percent and ten percent rates set by the
       Securities and Exchange Commission, and therefore are not intended to forecast possible future appreciation, if any, of the market price of the
       Common Stock.
(2)    All options were granted at exercise prices equal to the fair market value of the Common Stock on the date of grant.


Stock Option Exercises and Year-End Option Value Table

         The following table sets forth certain information concerning option exercises in fiscal 1998, the number of stock options held by the Named
Executive Officers as of December 31, 1998 and the value (based on the fair market value of a share of stock at fiscal year-end) of in-the-money options outstanding as of such date.


                                Number of
                                Shares                   Number of Unexercised     Value of Unexercised In-the-Money
                                Acquired                      Options at                       Options at
                                    on       Value         December 31, 1998              December 31, 1998(1)
             Name                Exercise   Realized  Exercisable  Unexercisable     Exercisable      Unexercisable
             ----                --------   --------  -----------  -------------     -----------      -------------

Roger J. Medel, M.D. M.B.A....        --          --      770,000      250,000     $32,401,540       $5,1111,460

-------------------------------

Lawrence M. Mullen............        --          --      150,000      100,000       5,823,960         2,672,915

-------------------------------

Karl B. Wagner................        --          --        3,334       31,666         103,146           837,792

-------------------------------

Kristen Bratberg..............        --          --      116,667       83,333       4,584,385         2,221,865

-------------------------------

Bruce A. Jordan...............        --          --        6,667       13,333         206,260           412,490

-------------------------------

-----------------
(1) The closing sale price for the Company's Common Stock as reported on the New York Stock Exchange on December 31, 1998 was $59.94. Value is calculated by multiplying (a) the difference between $59.94 and the option exercise price by (b) the number of shares of Common Stock underlying the option.

Director Compensation

         The Company pays each director who is neither an employee nor is associated with one of the Company's principal shareholders an annual director's fee of $7,500, payable quarterly, a $1,000 fee for each meeting of the Board of Directors attended by such director and, if not held in conjunction with a regular meeting of the Board of Directors, a $500 fee for each committee meeting attended. In addition, each non-employee director is not affiliated with one of the Company's principal shareholders (an "Outside Director") receives options to purchase 5,000 shares of Common Stock on such director's initial appointment to the Board, which options become fully exercisable on the one-year anniversary date of the grant. The unexercised portion of any option granted to an Outside Director becomes null and void three months after the date on which such Outside Director ceases to be a director of the Company for any reason. The Company also reimburses all directors for out-of-pocket expenses incurred in connection with the rendering of services as a director. Dr. Cunningham also serves as Vice President, Regional Medical Operations pursuant to an employment agreement with the Company which provides for an annual salary of $150,000 plus a performance bonus. During 1998, Dr. Cunningham received compensation of $336,017 including bonuses for services rendered to the Company.


Employment Contracts and Termination of Employment Agreements

         The Company has entered into employment agreements with each of the executive officers (collectively the "Employment Agreements"). Pursuant to the Employment Agreements, Dr. Medel, Messrs. Mullen, Bratberg, and Mr. Jordan receive base salaries of $400,000, $250,000, $200,000 and $180,000, respectively. The Employment Agreements also provide that such executives are eligible to receive performance bonuses. The Employment Agreements provide for payments to the executives upon termination after a Change in Control (as defined) in amount equal to 200% of average annual compensation for Dr. Medel, and 100% of the average annual compensation for each of Mr. Mullen, Mr. Bratberg and Mr. Jordan for the five taxable years prior to such termination. The executive officers each hold options to purchase Common Stock granted under the Company's Stock Option Plan. The Employment Agreements provide that, to the extent not already exercisable, such options will become exercisable if the executive's employment is terminated within a 12-month period after a Change in Control. The Employment Agreements further provide that each executive shall not compete with the Company during the employment term and for a period of one year thereafter following the termination of the agreement for any reason.


Compensation Committee Interlocks and Insider Participation

         Mr. Fernandez, a member of the Company's Compensation Committee, is also a director and executive officer of Physicians Healthcare Plans, Inc. Dr. Medel served on the Board of Directors of PHP Holdings, Inc., the parent company of Physicians Healthcare Plans, Inc., through October, 1998.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following table sets forth information with respect to the beneficial ownership of the Company's Common Stock as of April 26, 1999 by (a) each person known to the Company to own beneficially more than five percent of the Company's outstanding Common Stock, (b) each director who owns any such shares, (c) each Named Executive Officer who owns any such shares (see "Executive Compensation and Other Information--Summary of Cash and Certain Other Compensation"), and (d) the directors and executive officers of the Company as a group:

                                                                                       Common Stock
                                                                                  Beneficially Owned(2)
                                                                                  ---------------------
Name of Beneficial Owner(1)                                                   Shares                Percent
---------------------------                                                   ------                -------


Roger J. Medel, M.D., M.B.A.(3)...................................           1,656,875                10.06%
Lawrence M. Mullen(4).............................................             190,760                 1.21%
Karl B. Wagner (5) ...............................................              15,036                 *
Kristen Bratberg (6)..............................................             153,702                 *
Bruce A. Jordan (7)...............................................              13,436                 *
M. Douglas Cunningham, M.D.(8)....................................              50,300                 *
Cesar L. Alvarez(9)...............................................               5,000                 *
Michael B. Fernandez(10)..........................................               7,400                 *
Bruce R. Evans(11)................................................              10,000                 *
E. Roe Stamps, IV(11).............................................               2,000                 *
Denver Investment Advisors LLC (12)...............................             820,900                 5.30%
Pilgrim Baxter & Associates (13)..................................           1,471,600                 9.49%
Putnam Investments, Inc. (14).....................................           2,195,312                14.16%
Franklin Resources, Inc. (15).....................................           1,146,100                 7.39%
Zak Capital, Inc. (16)............................................             877,335                 5.66%
Wasatch Advisors, Inc.(17).......................................           1,770,290                11.42%
All directors and executive officers
  as a group (10 persons)(18).....................................           2,104,509                12.46%


----------------------
*      Less than one percent.
(1) Unless otherwise indicated, the address of each of the beneficial owners identified is 1455 North Park Drive, Ft.Lauderdale, Florida 33326.

(2) Based on 15,502,022 shares of Common Stock outstanding. Pursuant to the rules of the Securities and Exchange Commission (the "Commission"), certain shares of Common Stock which a person has the right to acquire within 60 days of April 26, 1999 pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(3) Includes (i) 240 shares owned by Dr. Medel's children, as to which Dr. Medel disclaims beneficial ownership, (ii) 643,665 shares held by Medel Family Limited Partnership, L.P., a Delaware limited partnership, (iii) 27,970 shares held by Medel Investments, Inc., a Nevada corporation, (iv) 25,000 shares directly owned (v) 920,000 shares subject to presently exercisable options, and (vi) 40,000 shares subject to presently exercisable options held by his wife.
(4) Includes (i) 7,427 shares directly owned, 2,427 of which were acquired through the Employee Stock Purchase Plan, and (ii) 183,333 shares subject to presently exercisable options.
(5) Includes (i) 35 shares accumulated through the Company's 401(k) Thrift and Profit Sharing Plan, and (ii) 15,001 shares subject to presently exercisable options.
(6) Includes (i) 3,702 shares directly owned, 2,702 of which were acquired through the Employee Stock Purchase Plan and (ii) 150,000 shares subject to presently exercisable options.
(7) Includes (i) 103 shares directly owned which were acquired through the Employee Stock Purchase Plan, and (ii) 13,333 shares subject to presently exercisable options.
(8) Includes (i) 300 shares directly owned, and (ii) 50,000 shares subject to presently exercisable options.

(9) All 5,000 shares are subject to presently exercisable options. The address of Mr. Alvarez is 1221 Brickell Avenue, 22nd Floor, Miami, Florida 33131.
(10) Includes 5,000 shares which are subject to presently exercisable options. The address of Mr. Fernandez is 2333 Ponce de Leon Boulevard, Suite 303, Coral Gables, Florida 33134.
(11)   The address of Messrs.  Stamps and Evans is c/o Summit Partners,
       600 Atlantic Avenue,  Suite 2800,  Boston,  Massachusetts 02210.
(12) Denver Investment Advisors LLC, a registered investment advisor, is deemed to have beneficial ownership of 820,900 shares, based upon the most recent Schedule 13G filing. The address of Denver Investment Advisors is 1225 17th Street, 26th Floor, Denver, Colorado 80202.
(13) Pilgrim Baxter & Associates, a registered investment advisor, is deemed to have beneficial ownership of 1,471,600 shares based upon the most recent Schedule 13G. The address of Pilgrim Baxter and Associates is 825 Duportail Road, Wayne, Pennsylvania 19087.
(14) Putnam Investments, Inc., a registered investment advisor, is deemed to have beneficial ownership of 2,195,312 shares based upon the most recent
       Schedule 13G. The address of Putnam Investments, Inc. is One Post Office Square, Boston, Massachusetts 02109.
(15) Franklin Resources, a registered investment advisor, is deemed to have beneficial ownership of 1,146,100 shares based on the most recent
       Schedule 13G. The address of Franklin Resources, Inc. is 777 Mariner's Island Boulevard, San Mateo, California 94404.

(16) Zak Capital, Inc., a registered investment advisor, is deemed to have beneficial ownership of 877,335 shares based on the most recent Schedule 13G. The address of Zak Capital, Inc. is 100 N. Sixth Street, Ste. 476 A, Minneapolis, MN 55403.

(17) The Company has been advised of the following: Wasatch Advisors, Inc. is the investment advisor to Wasatch Funds, Inc., a registered investment company comprised of a series of funds, and to a number of private client accounts. No single fund and no single private account owns 5% or more of the Company. The funds and private accounts hold the Company's shares solely for investment purposes, with no intent to control the business or affairs of the Company. The address of Wasatch Advisors, Inc. is 150 Social Hall Avenue, 4th Floor, Salt Lake City, Utah 84111.

(18)   Includes 1,378,333 shares subject to presently exercisable options.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In March 1997 Cesar L. Alvarez was appointed to the Board of Directors of the Company. Mr. Alvarez is the Chief Executive Officer and Managing Shareholder of Greenberg Traurig, P.A. which serves as the Company's principal outside counsel and receives customary fees for legal services. The Company currently anticipates that such arrangement will continue.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PEDIATRIX MEDICAL GROUP, INC.


                                    By:/s/ Karl B. Wagner
                                       -----------------------
                                       Karl B. Wagner
                                       Chief Financial Officer


Dated:   April 30, 1999