Form 10-Q
period 1999-03-31
PEDIATRIX MEDICAL GROUP INC
filed 1999-05-17
CIK 893949

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March 31, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

At May 7, 1999, the Registrant had 15,502,022 shares of $0.01 par value common stock outstanding.

                          PEDIATRIX MEDICAL GROUP, INC.

                                      INDEX


                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.       Financial Statements

Condensed Consolidated Balance Sheets as of March 31,1999 (Unaudited)
  and December 31, 1998....................................................... 3

Condensed Consolidated Statements of Income for the Three Months Ended
  March 31, 1999 and 1998 (Unaudited)......................................... 4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended
  March 31, 1999 and 1998 (Unaudited)......................................... 5

Notes to Condensed Consolidated Financial Statements.......................... 6

ITEM 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations...................10

ITEM 3.       Quantitative and Qualitative Disclosures
              About Market Risk...............................................12


PART II - OTHER INFORMATION...................................................13
---------------------------

SIGNATURES....................................................................15
----------

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          PEDIATRIX MEDICAL GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         March 31, 1999               December 31,
                                                         (Unaudited)                      1998
                                                      ------------------           -------------------
                                                                      (in thousands)
ASSETS
Current assets:
     Cash and cash equivalents ..................     $             584            $              650
     Accounts receivable, net....................                65,506                        61,599
     Prepaid expenses............................                   732                           682
     Other current assets........................                 1,211                           769
                                                      ------------------           -------------------
         Total current assets....................                68,033                        63,700
Property and equipment, net......................                11,977                        11,942
Other assets, net................................               211,014                       195,016
                                                      ==================           ===================
         Total assets............................     $         291,024            $          270,658
                                                      ==================           ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses.......     $          31,991            $           30,043
     Income taxes payable........................                 3,654                         3,938
     Current portion of note payable.............                   200                           200
     Deferred income taxes.......................                15,791                        14,604
                                                      -----------------           -------------------
         Total current liabilities...............                51,636                        48,785
Line of credit...................................                 8,800                         7,850
Note payable.....................................                 2,300                         2,350
Deferred income taxes............................                 3,605                         3,327
Deferred compensation............................                 1,296                           953
                                                      -----------------           -------------------
         Total liabilities.......................                67,637                        63,265
Minority interest................................                13,894                         6,342
Commitments and contingencies
Stockholders' equity:
     Preferred stock.............................                    --                            --
     Common stock................................                   154                           154
     Additional paid-in capital..................               131,912                       130,720
     Retained earnings...........................                77,427                        70,177
                                                       ----------------
                                                                                   ------------------
         Total stockholders' equity..............               209,493                       201,051
                                                       ----------------            ------------------

         Total liabilities and stockholders'
           equity.                                    $         291,024            $          270,658
                                                       ================            ==================

                 The accompanying notes are an integral part of
                these condensed consolidated financial statements

                          PEDIATRIX MEDICAL GROUP, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                    Three Months Ended
                                                                          March 31,
                                                                    --------------------
                                                                      1999        1998
                                                                    -------      -------
                                                          (in thousands, except for per share data)
Net patient service revenue ...........................            $ 53,826      $ 37,808
Operating expenses:
   Salaries and benefits ..............................              34,390        23,560
   Supplies & other operating expenses ................               4,526         2,695
   Depreciation and amortization ......................               2,666         1,688
                                                                   --------      --------
         Total operating expenses .....................              41,582        27,943
                                                                   --------      --------
         Income from operations .......................              12,244         9,865

Investment income .....................................                  75           446
Interest expense ......................................                (235)         (109)
                                                                   --------      --------
         Income before income taxes ...................              12,084        10,202
Income tax provision ..................................               4,834         4,083
                                                                   --------      --------
     Net income .......................................            $  7,250      $  6,119
                                                                   ========      ========
Per share data:
     Net income per common and common equivalent share:

         Basic ........................................            $    .47      $    .40
                                                                   ========      ========

         Diluted ......................................            $    .45      $    .39
                                                                   ========      ========

     Weighted average shares used in computing net income per common and common equivalent share:

         Basic ........................................              15,432        15,159
                                                                   ========      ========
         Diluted ......................................              16,107        15,841
                                                                   ========      ========

                 The accompanying notes are an integral part of
                these condensed consolidated financial statements

                          PEDIATRIX MEDICAL GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                       -----------------------
                                                                                         1999            1998
                                                                                       ------           ------
                                                                                           (in thousands)
Cash flows from operating activities:
     Net income ...............................................................  $   7,250            $  6,119
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization ........................................      2,666               1,688
         Deferred income taxes ................................................      1,465               2,136
         Changes in assets and liabilities:
              Accounts receivable .............................................     (3,907)             (4,293)
              Prepaid expenses and other current assets .......................        (54)                146
              Other assets ....................................................        671                  51
              Accounts payable and accrued expenses ...........................      2,098                 (71)
              Income taxes payable ............................................        318                 909
                                                                                   -------            --------
                  Net cash provided from operating activities .................     10,507               6,685
                                                                                   -------            --------
Cash flows used in investing activities:
     Physician group acquisition payments .....................................    (17,549)            (49,443)
     Purchase of investments ..................................................       --                (9,939)
     Proceeds from sale of investments ........................................       --                36,983
     Purchase of property and equipment .......................................       (513)               (482)

                                                                                   -------            --------
                  Net cash used in investing activities .......................    (18,062)            (22,881)
                                                                                   -------            --------
Cash flows from financing activities:
     Borrowings on line of credit, net.........................................        950                --
     Payments on note payable .................................................        (50)                (50)
     Proceeds from issuance of common stock ...................................        832                 631
     Proceeds from issuance of subsidiary stock ...............................      5,757                --
                                                                                   -------            --------
                  Net cash provided from financing activities .................      7,489                 581
                                                                                   -------            --------
Net decrease in cash and cash equivalents .....................................        (66)            (15,615)
Cash and cash equivalents at beginning of period ..............................        650              18,562
                                                                                   -------            --------
Cash and cash equivalents at end of period ....................................   $    584            $  2,947
                                                                                   =======            ========

                 The accompanying notes are an integral part of
                these condensed consolidated financial statements

                          PEDIATRIX MEDICAL GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1999

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

         The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations to be expected for the year ended December 31, 1999. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 1999.

         Certain prior year amounts have been reclassified to conform to the 1999 presentation.

2.       Business Acquisitions:

         During the first three months of 1999, the Company completed the acquisition of three physician group practices. Total consideration for acquisitions approximated $17.5 million in cash and 1,000,000 shares of stock in a subsidiary of the Company.

         The Company has accounted for the acquisitions using the purchase method of accounting and the excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over 25 years. The results of operations of the acquired practices have been included in the consolidated financial statements from the dates of acquisition.

         The following unaudited pro forma information combines the consolidated results of operations of the Company and the physician group practices acquired during 1998 and 1999 as if the acquisitions had occurred on January 1, 1998:

                                                  Three Months Ended
                                                       March 31,
                                       ----------------------------------------
                                           1999                        1998
                                       -------------              -------------
                                       (in thousands, except for per share data)

         Net patient service revenue     $  55,390                 $   47,189
         Net income                          7,313                      6,512
         Net income per share:
           Basic                               .47                        .43
           Diluted                             .45                        .41

         The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

         Historically, the Company has capitalized certain incremental internal costs directly related to completed acquisitions. Effective January 1, 1999, the Company expensed these costs as incurred.

         PEDIATRIX MEDICAL GROUP, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                   (Unaudited)

3.       Accounts Payable and Accrued Expenses:

         Accounts payable and accrued expenses consists of the following:

                                                 March 31,         December 31,
                                                   1999                1998
                                                 ---------         ------------
                                                          (in thousands)
         Accounts payable......................  $ 13,398          $   10,373
         Accrued salaries and bonuses..........     4,967               6,433
         Accrued payroll taxes and
           benefits............................     3,833               4,465
         Accrued professional liability
           coverage............................     7,347               6,866
         Other accrued expenses................     2,446               1,906
                                                 --------           ---------
                                                 $ 31,991           $  30,043
                                                 ========           =========

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

5.       Comprehensive Income:

         During 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires that all items recognized under accounting standards as components of comprehensive income be reported in the financial statements. The components of comprehensive income not reflected in the Company's net income are related to the unrealized gains and losses on investments. For the quarters ended March 31, 1999 and 1998, the net impact of recording these items would be $0 and ($89,000), respectively.

6.       Subsidiary Stock:

         In January 1999, Obstetrix Medical Group, Inc. ("Obstetrix"), a subsidiary of the Company, sold 6,257,150 shares of its common stock, valued at $1.00 per share, in a private placement to certain officers and employees of the Company. These officers and employees were required to meet certain financial qualifications to be considered accredited investors and become eligible to participate in the offering. Obstetrix used the proceeds from the offering to repurchase shares previously issued to the Company.

7.       Preferred Share Purchase Rights Plan:

         On March 31, 1999, the Board of Directors of the Company adopted a Preferred Share Purchase Rights Plan (the "Rights Plan") and, in connection therewith, declared a dividend distribution of one preferred share purchase right ("Right") on each outstanding share of the Company's common stock to shareholders of record at the close of business on April 9, 1999. The Board of Directors also adopted various amendments to the Company's Bylaws, including provisions in connection with shareholder meetings, actions by written consent and other matters.

         PEDIATRIX MEDICAL GROUP, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                   (Unaudited)

7.       Preferred Share Purchase Rights Plan, continued:

         Subject to the terms of the Rights Plan, each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock (the "Preferred Shares") (or in certain circumstances, cash, property or other securities). Each Right has an initial exercise price of $150.00 for one one-thousandth of a Preferred Share (subject to adjustment). The Rights will be exercisable only if a person or group acquires 15% or more of the Company's common stock or announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of the common stock. Upon any such occurrence, each Right will entitle its holder (other than such person or group of affiliated or associated persons) to purchase, at the Right's then-current exercise price, a number of the Company's common shares having a market value of twice such price.

8.       Contingencies:

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

         In February 1999, the first of several federal securities law class actions was commenced against the Company and three of its principal officers in United States District Court for the Southern District of Florida. To date, the Company is aware of seven separate actions that have been filed, all of which make substantially similar claims. Plaintiffs are shareholders purporting to represent a class of all open market purchasers of the Company's common stock between April 28, 1998, and various dates through and including April 1, 1999. They claim that during that period the Company violated the antifraud provisions of the federal securities laws by issuing false and misleading statements concerning its accounting practices and financial results, focusing in particular on the capitalization of certain payments made to employees in connection with acquisitions and revenue recognition in light of recent inquiries initiated by state investigators into the Company's billing practices. The complaints seek damages in an undetermined amount based on the alleged decline in the value of the common stock after the Company disclosed the capitalization issue and the inquiries by state investigators. The Company expects that in a normal course the separate cases will be consolidated into one and that plaintiffs will seek to file an amended complaint after the appointment of lead plaintiffs and lead plaintiffs' counsel. Until that time, no response to the initial complaints is required by the Company. The Company believes, however, that the claims are without merit and intends to defend them vigorously at the appropriate time.

         In April 1999, the Company received requests, and in one case a subpoena, from investigators in Arizona, Colorado and Florida for information related to its billing practices. The Company is fully cooperating with these inquiries. Although the Company believes that its billing practices were proper, the investigations are ongoing and the Company is unable to predict at this time whether they will have any material adverse effect on the Company's business, financial condition or results of operations.

         PEDIATRIX MEDICAL GROUP, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                   (Unaudited)


9.       Subsequent Events:

         Subsequent to March 31, 1999, the Company completed the acquisition of two physician group practices. Total consideration for these acquisitions approximated $17.9 million in cash. The acquisitions will be accounted for using the purchase method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Three Months Ended March 31, 1999 as Compared to Three Months Ended March 31, 1998

         The Company reported net patient service revenue of $53.8 million for the three months ended March 31, 1999, as compared with $37.8 million for the same period in 1998, a growth rate of 42.4%. Of this $16.0 million increase, $14.3 million, or 89.4% was attributable to new units, including units at which the Company provides services as a result of acquisitions. Same unit patient service revenue, exclusive of administrative fees, increased $1.7 million, or 4.9%, for the three months ended March 31, 1999. Same units are those units at which the Company provided services for the entire period for which the percentage is calculated and the entire comparable period.

         Salaries and benefits increased $10.8 million, or 46.0% to $34.4 million for the three months ended March 31, 1999, as compared with $23.6 million for the same period in 1998. Of this $10.8 million increase, $7.0 million, or 64.8%, was attributable to hiring new physicians to support new unit growth, $345,000 was attributable to the expensing of acquisition related costs that had historically been capitalized, and the remaining $3.5 million was primarily attributable to increased support staff and resources added in the areas of nursing, management and billing and reimbursement. Supplies and other operating expenses increased $1.8 million, or 67.9% to $4.5 million for the three months ended March 31, 1999, as compared with $2.7 million for the same period in 1998. Of this $1.8 million increase, approximately $500,000 was attributable to additional audit fees related to the Company's 1998 concurrent audit. The remaining increase was primarily the result of new units and the addition of several new perinatology offices. Perinatology services require a higher level of office supplies than do neonatal services. Depreciation and amortization expense increased by $1.0 million, or 57.9% to $2.7 million for the three months ended March 31, 1999, as compared with $1.7 million for the same period in 1998, primarily as a result of amortization of goodwill in connection with acquisitions.

         Income from operations increased $2.3 million, or 24.1%, to $12.2 million for the three months ended March 31, 1999, as compared with $9.9 million for the same period in 1998. The increase in income from operations was primarily due to increased volume, principally from acquisitions.

         The Company recorded net interest expense of approximately $160,000 for the three months ended March 31, 1999, as compared with net interest income of approximately $337,000 for the same period in 1998. The reduction of interest income in 1999 is the result of funds used for the acquisition of physician practices and the use of the Company's line of credit for such purposes.

         The effective income tax rate was approximately 40% for the three month periods ended March 31, 1999 and 1998.

         Net income increased 18.5% to $7.3 million for the three months ended March 31, 1999, as compared with $6.1 million for the same period in 1998. Diluted net income per common and common equivalent share increased to 45 cents for the three months ended March 31, 1999, compared to 39 cents for the same period in 1998.

Liquidity and Capital Resources

         As of March 31, 1999, the Company had working capital of approximately $16.4 million, an increase of $1.5 million from the working capital of $14.9 million available at December 31, 1998.

         As of March 31, 1999, the Company had $66.2 million available under its $75 million line of credit. The Company anticipates that funds available under its credit facility together with funds generated from operations, will be sufficient to meet its working capital requirements and finance any required capital expenditures for at least the next twelve months.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's unsecured revolving credit facility, mortgage note payable and certain lease agreements are subject to market risk from interest rate changes. The total amount available under the credit facility is $75 million. At the Company's option, the credit facility bears interest at either LIBOR plus .875% or the prime rate. The mortgage note payable bears interest at the prime rate and the leases bear interest at LIBOR based variable rates. The outstanding principal balance on the note payable was $2,500,000 at March 31, 1999, and the outstanding principal balances related to the two leases totaled approximately $11 million at March 31, 1999. Considering the total outstanding balances under these instruments at March 31, 1999 of approximately $22.3 million, a 1% change in interest rates would result in an impact to pre-tax earnings of approximately $219,000 per year.

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

                  In February 1999, the first of several federal securities law class actions was commenced against the Company and three of its principal officers in United States District Court for the Southern District of Florida. To date, the Company is aware of seven separate actions that have been filed, all of which make substantially similar claims. Plaintiffs are shareholders purporting to represent a class of all open market purchasers of the Company's common stock between April 28, 1998, and various dates through and including April 1, 1999. They claim that during that period the Company violated the antifraud provisions of the federal securities laws by issuing false and misleading statements concerning its accounting practices and financial results, focusing in particular on the capitalization of certain payments made to employees in connection with acquisitions and revenue recognition in light of recent inquiries initiated by state investigators into the Company's billing practices. The complaints seek damages in an undetermined amount based on the alleged decline in the value of the common stock after the Company disclosed the capitalization issue and the inquiries by state investigators. The Company expects that in a normal course the separate cases will be consolidated into one and that plaintiffs will seek to file an amended complaint after the appointment of lead plaintiffs and lead plaintiffs' counsel. Until that time, no response to the initial complaints is required by the Company. The Company believes, however, that the claims are without merit and intends to defend them vigorously at the appropriate time.

                  In April 1999, the Company received requests, and in one case a subpoena, from investigators in Arizona, Colorado and Florida for information related to its billing practices. The Company is fully cooperating with these inquiries. Although the Company believes that its billing practices were proper, the investigations are ongoing and the Company is unable to predict at this time whether they will have any material adverse effect on the Company's business, financial condition or results of operations.

Item 2.    Changes in Securities

                  On March 31, 1999, the Company adopted a Preferred Share Purchase Rights Plan and, in connection therewith, declared a dividend distribution of one preferred share purchase right on each outstanding share of the Company's Common Stock of record at the close of business on April 9, 1999. Also on March 31, 1999, the Company amended its Bylaws to provide for certain procedures and other provisions in connection with shareholder meetings, actions by written consent and other matters. These provisions could render more difficult or discourage an attempt to obtain control of the Company through a proxy contest or consent solicitation.

Item 3.    Defaults Upon Senior Securities

           Not applicable.

Item 4.    Submission of Matters to a Vote of Security-Holders

           Not applicable.

Item 5.    Other Information

                  This quarterly report contains statements which, to the extent they are not historical fact, constitute "forward looking statements" under the securities laws. All forward looking statements involve risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from those expressed or implied by or in such forward looking statements. The forward looking statements in this document are intended to be subject to the safe harbor protection provided under the securities laws.

                  For additional information identifying certain other important factors which may affect the Company's operations and could cause actual results to vary materially from those anticipated in the forward looking statements, see the Company's Securities and Exchange Commission filings, including but not limited to, the discussion included in the Business section of the Company's Form 10-K under the heading "Factors to be Considered."


Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits

                  10.37 Amendment No. 3 to the Employment Agreement between Pediatrix and Kristen Bratberg
                  11.1     Statement Re: Computation of Per Share Earnings
                  27.1     Financial Data Schedule

           (b)    Reports on Form 8-K

                  (i) Form 8-K, filed February 2, 1999, dated February 1, 1999, reporting Item 5 (Other Events) relating to press release issued on January 20, 1999 (superceded by press release dated February 22, 1999).

                  (ii) Form 8-K, filed March 16, 1999, dated March 16, 1999, reporting Item 5 (Other Events) relating to press releases issued on February 10, 1999 (parts of which were superceded by press release dated February 12,
                           1999), February 12, 1999, and February 22, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               PEDIATRIX MEDICAL GROUP, INC.



Date:  May 17, 1999                            By: /s/ Roger J. Medel
                                                   -----------------------------
                                                   Roger J. Medel, President
                                                   and Chief Executive Officer
                                                   (Principal Executive Officer)


Date:  May 17, 1999                            By: /s/ Karl B. Wagner
                                                   -----------------------------
                                                   Karl B. Wagner, Chief
                                                   Financial Officer (Principal
                                                   Financial and Accounting
                                                   Officer)