Form 10-Q
period 1999-06-30
PEDIATRIX MEDICAL GROUP INC
filed 1999-08-16
CIK 893949

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

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


                                 Not Applicable
   (Former name, former address and fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes X   No
                     ---    ---
At August 9, 1999, the Registrant had 15,502,022 shares of $0.01 par value common stock outstanding.

                          PEDIATRIX MEDICAL GROUP, INC.

                                      INDEX


                                                                                                               Page
                                                                                                               ----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 1999 (Unaudited)
  and December 31, 1998.........................................................................................3

Condensed Consolidated Statements of Income for the Three and Six Months Ended
  June 30, 1999 and 1998 (Unaudited)............................................................................4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended
  June 30, 1999 and 1998 (Unaudited)............................................................................5

Notes to Condensed Consolidated Financial Statements............................................................6

ITEM 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations.....................................................9

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk.......................................12

PART II - OTHER INFORMATION....................................................................................13

ITEM 1.       Legal Proceedings................................................................................13

ITEM 2.       Changes in Securities............................................................................13

ITEM 3.       Defaults Upon Senior Securities..................................................................13

ITEM 4.       Submission of Matters to a Vote of Security-Holders..............................................14

ITEM 5.       Other Information................................................................................14

ITEM 6.       Exhibits and Reports on Form 8-K.................................................................14


SIGNATURE......................................................................................................16


                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          PEDIATRIX MEDICAL GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                               June 30, 1999      December 31,
                                                                (Unaudited)          1998
                                                               -------------      -----------
                                                                         (in thousands)
ASSETS
Current assets:
     Cash and cash equivalents ................................   $    588           $    650
     Accounts receivable, net .................................     71,387             61,599
     Prepaid expenses .........................................        728                682
     Income taxes receivable ..................................      2,215                 --
     Other current assets .....................................      2,198                769
                                                                  --------           --------
         Total current assets .................................     77,116             63,700
Property and equipment, net ...................................     12,879             11,942
Other assets, net .............................................    239,862            195,016
                                                                  --------           --------
         Total assets .........................................   $329,857           $270,658
                                                                  ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses ....................   $ 30,086           $ 30,043
     Income taxes payable .....................................         --              3,938
     Current portion of note payable ..........................        200                200
     Deferred income taxes ....................................     17,902             14,604
                                                                  --------           --------
         Total current liabilities ............................     48,188             48,785
Line of credit.................................................     41,893              7,850
Note payable ..................................................      2,250              2,350
Deferred income taxes .........................................      3,716              3,327
Deferred compensation .........................................      1,683                953
                                                                  --------           --------
         Total liabilities ....................................     97,730             63,265
Minority interest .............................................     14,081              6,342
Commitments and contingencies
Stockholders' equity:
     Preferred stock ..........................................         --                 --
     Common stock .............................................        155                154
     Additional paid-in capital ...............................    132,652            130,720
     Retained earnings ........................................     85,239             70,177
                                                                  --------           --------
         Total stockholders' equity ...........................    218,046            201,051
                                                                  --------           --------

         Total liabilities and stockholders' equity ...........   $329,857           $270,658
                                                                  ========           ========



                 The accompanying notes are an integral part of
                           these financial statements

                          PEDIATRIX MEDICAL GROUP, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)


                                                                                    Three Months Ended          Six Months Ended
                                                                                          June 30,                   June 30,
                                                                                    -------------------         -----------------
                                                                                     1999         1998          1999          1998
                                                                                     ----         ----          ----          ----

                                                                                      (in thousands, except for per share data)

Net patient service revenue ...................................................   $  56,767    $  46,144    $ 110,593    $  83,952

Operating expenses:
   Salaries and benefits ......................................................      35,321       28,584       69,711       52,144
   Supplies & other operating expenses ........................................       5,076        3,393        9,602        6,088
   Depreciation and amortization ..............................................       2,971        2,125        5,637        3,813
                                                                                  ---------    ---------    ---------    ---------
         Total operating expenses .............................................      43,368       34,102       84,950       62,045
                                                                                  ---------    ---------    ---------    ---------
         Income from operations ...............................................      13,399       12,042       25,643       21,907

Investment income .............................................................          77           45          152          491
Interest expense ..............................................................        (457)        (242)        (692)        (351)
                                                                                  ---------    ---------    ---------    ---------
         Income before income taxes ...........................................      13,019       11,845       25,103       22,047
Income tax provision ..........................................................       5,207        4,738       10,041        8,821
                                                                                  ---------    ---------    ---------    ---------
     Net income ...............................................................   $   7,812    $   7,107    $  15,062    $  13,226
                                                                                  =========    =========    =========    =========

Per share data:
     Net income per common and
     common equivalent share:
         Basic ................................................................  $     .50    $      .47   $      .97   $      .87
                                                                                 =========    ==========   ==========   ==========
         Diluted ..............................................................  $     .50    $      .45   $      .95   $      .83
                                                                                 =========    ==========   ==========   ==========

     Weighted average shares used
     in computing net income per
     common and common equivalent share:
         Basic ................................................................      15,500       15,226       15,466       15,192
                                                                                 ==========   ==========   ==========   ==========

         Diluted ..............................................................      15,760       15,900       15,938       15,871
                                                                                 ==========   ==========   ==========   ==========


                 The accompanying notes are an integral part of
                           these financial statements

                          PEDIATRIX MEDICAL GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                           -------------------------------------------
                                                                                 1999                      1998
                                                                           -----------------         -----------------
                                                                                         (in thousands)
Cash flows from operating activities:
     Net income ...............................................................   $ 15,062               $ 13,226
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization ........................................      5,637                  3,813
         Deferred income taxes ................................................      3,687                  3,364
         Changes in assets and liabilities:
              Accounts receivable .............................................     (9,788)               (13,258)
              Prepaid expenses and other current assets .......................     (1,037)                  (107)
              Other assets ....................................................        170                    116
              Accounts payable and accrued expenses ...........................      1,354                  1,872
              Income taxes ....................................................     (5,551)                   629
                                                                                  --------               --------
                  Net cash provided from operating activities .................      9,534                  9,655
                                                                                  --------               --------
Cash flows used in investing activities:
     Physician group acquisition payments .....................................    (49,162)               (63,891)
     Purchase of investments ..................................................       --                   (9,939)
     Proceeds from sale of investments ........................................       --                   36,983
     Purchase of property and equipment .......................................     (1,707)                (1,401)
                                                                                  --------               --------
                  Net cash used in investing activities .......................    (50,869)               (38,248)
                                                                                  --------               --------
Cash flows from financing activities:
     Borrowings on line of credit, net ........................................     34,043                 10,000
     Payments on note payable .................................................       (100)                  (100)
     Proceeds from issuance of common stock ...................................      1,573                  1,884
     Proceeds from issuance of subsidiary stock ...............................      5,757                     --
                                                                                  --------               --------
                  Net cash provided from financing activities .................     41,273                 11,784
                                                                                  --------               --------
Net decrease in cash and cash equivalents .....................................        (62)               (16,809)
Cash and cash equivalents at beginning of period ..............................        650                 18,562
                                                                                  --------               --------
Cash and cash equivalents at end of period ....................................   $    588               $  1,753
                                                                                  ========               ========


                                  The accompanying notes are an integral part of
                                            these financial statements

                          PEDIATRIX MEDICAL GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1999

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

         The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results of operations to be expected for the year ended December 31, 1999. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 1999.

         Certain prior year amounts have been reclassified to conform to the 1999 presentation.

2.       Business Acquisitions:

         During the first six months of 1999, the Company completed the acquisition of eight physician group practices. Total consideration for acquisitions approximated $49.2 million in cash and 1,000,000 shares of stock in a subsidiary of the Company.

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

         The following unaudited pro forma information combines the consolidated results of operations of the Company and the physician group practices acquired during 1998 and 1999 as if the acquisitions had occurred on January 1, 1998:



                                                                  Six Months Ended
                                                                      June 30,
                                                       ----------------------------------------
                                                            1999                    1998
                                                       ----------------        ----------------
                                                       (in thousands, except for per share data)

         Net patient service revenue                     $     118,832           $    107,964
         Net income                                             15,379                 14,172
         Net income per share:
           Basic                                                   .99                    .93
           Diluted                                                 .96                    .89


         The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                   (Unaudited)

2.       Business Acquisitions, Continued:

         Historically, the Company has capitalized certain incremental internal costs directly related to completed acquisitions. Effective January 1, 1999, the Company expensed these costs as incurred. For the three and six months ended June 30, 1999, such costs totaled approximately $302,000 and $647,000, respectively.

3.       Accounts Payable and Accrued Expenses:

         Accounts payable and accrued expenses consist of the following:

                                                                June 30,         December 31,
                                                                  1999               1998
                                                              ----------         -----------
                                                                        (in thousands)
       Accounts payable............................           $   12,545          $   10,373
       Accrued salaries and bonuses................                3,897               6,433
       Accrued payroll taxes and benefits..........                3,554               4,465
       Accrued professional liability coverage.....                6,979               6,866
       Other accrued expenses......................                3,111               1,906
                                                              ----------          ----------
                                                              $   30,086          $   30,043
                                                              ==========          ==========


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

5.       Comprehensive Income:

         During 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires that all items recognized under accounting standards as components of comprehensive income be reported in the financial statements. The components of comprehensive income not reflected in the Company's net income are related to the unrealized gains and losses on investments. For the quarters ended June 30, 1999 and 1998, there were no items of other comprehensive income. For the six months ended June 30, 1999 and 1998, the net impact of recording these items would be $0 and ($89,000), respectively.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                   (Unaudited)
6.       Contingencies:

         During the ordinary course of business, the Company has become a party to pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice and are generally covered by insurance. These lawsuits are not expected to result in judgments which would exceed professional liability insurance coverage, and therefore will not have a material impact on the Company's consolidated results of operations, financial position or liquidity, notwithstanding any possible insurance recovery.

         In February 1999, the first of several federal securities law class actions was commenced against the Company and three of its principal officers in United States District Court for the Southern District of Florida. Plaintiffs are shareholders purporting to represent a class of all open market purchasers of the Company's common stock between April 28, 1998, and various dates through and including April 1, 1999. They claim that during that period the Company violated the antifraud provisions of the federal securities laws by issuing false and misleading statements concerning its accounting practices and financial results, focusing in particular on the capitalization of certain payments made to employees in connection with acquisitions and revenue recognition in light of recent inquiries initiated by state investigators into the Company's billing practices. The complaints seek damages in an undetermined amount based on the alleged decline in the value of the common stock after the Company disclosed the capitalization issue and the inquiries by state investigators. On June 24, 1999, the Judge in the United States District Court for the Southern District of Florida entered an Order of Consolidation consolidating into one case the several federal securities law class action lawsuits. The Judge recently entered two Orders in the case. The first Order granted the motion made by the three public pension funds to be appointed as lead plaintiffs and to have their counsel appointed as lead plaintiffs' counsel. The second Order set the administrative mechanism for handling the consolidated cases, including the time limitations for the filing of a consolidated Amended Complaint by plaintiffs and a responsive pleading by defendants. The Company continues to believe that the claims are without merit and intends to defend them vigorously at the appropriate time.

         In April 1999, the Company received requests, and in one case a subpoena, from investigators in Arizona, Colorado and Florida for information related to its billing practices. The Company is fully cooperating with these inquiries. Although the Company believes that its billing practices are proper, the investigations are ongoing and the Company is unable to predict at this time whether they will have any material adverse effect on the Company's business, financial condition or results of operations.

7.       Subsequent Events:

         In July 1999, the Company purchased shares of common stock in a subsidiary held by minority shareholders for approximately $17.6 million. The shares purchased represent approximately 23.5% of all outstanding shares of the subsidiary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Three Months Ended June 30, 1999 as Compared to Three Months Ended June 30, 1998

         The Company reported net patient service revenue of $56.8 million for the three months ended June 30, 1999, as compared with $46.1 million for the same period in 1998, a growth rate of 23.0%. Of this $10.7 million net increase, $12.2 million, or 114.0% was attributable to new units, including units at which the Company provides services as a result of acquisitions. Same unit patient service revenue decreased $1.5 million, or 3.5%, for the three months ended June 30, 1999. The decline in same unit patient service revenue is the result of a lower acuity level of patient service billed in the three months ended June 30, 1999 as compared to the same period in 1998. Same units are those units at which the Company provided services for the entire current period and the entire comparable period.

         Salaries and benefits increased $6.7 million, or 23.6% to $35.3 million for the three months ended June 30, 1999, as compared with $28.6 million for the same period in 1998. Of this $6.7 million increase, $3.3 million, or 49.3%, was attributable to hiring new physicians, primarily to support new unit growth, and the remaining $3.4 million was primarily attributable to increased support staff and resources added in the areas of nursing, management and billing and reimbursement and certain internal costs directly related to completed acquisitions that had historically been capitalized. Supplies and other operating expenses increased $1.7 million, or 49.6% to $5.1 million for the three months ended June 30, 1999, as compared with $3.4 million for the same period in 1998, primarily as a result of increased legal fees related to government investigations (see Legal Proceedings), new units and the addition of new outpatient offices. Outpatient services require a higher level of office supplies than do inpatient services. Depreciation and amortization expense increased by approximately $846,000, or 39.8%, to $3.0 million for the three months ended June 30, 1999, as compared with $2.1 million for the same period in 1998, primarily as a result of amortization of goodwill in connection with acquisitions.

         Income from operations increased approximately $1.4 million, or 11.3%, to $13.4 million for the three months ended June 30, 1999, as compared with $12.0 million for the same period in 1998. The increase in income from operations was primarily due to increased volume, principally from acquisitions.

         The Company recorded net interest expense of approximately $380,000 for the three months ended June 30, 1999, as compared with net interest expense of approximately $197,000 for the same period in 1998. The increase in interest expense in 1999 is primarily the result of funds used for the acquisition of physician practices and the use of the Company's line of credit for such purposes.

         The effective income tax rate was approximately 40.0% for the three month periods ended June 30, 1999 and 1998.

         Net income increased 9.9% to $7.8 million for the three months ended June 30, 1999, as compared with $7.1 million for the same period in 1998. Diluted net income per common and common equivalent share increased to 50 cents for the three months ended June 30, 1999, compared to 45 cents for the same period in 1998.

         Six Months Ended June 30, 1999 as Compared to Six Months Ended June 30, 1998

         The Company reported net patient service revenue of $110.6 million for the six months ended June 30, 1999, as compared with $84.0 million for the same period in 1998, a growth rate of 31.7%. This growth was attributable to new units at which the Company provides services as a result of acquisitions. Same unit patient service revenue was essentially flat for the six months ended June 30, 1999. Same units are those units at which the Company provided services for the entire current period and the entire comparable period.

         Salaries and benefits increased $17.6 million, or 33.7% to $69.7 million for the six months ended June 30, 1999, as compared with $52.1 million for the same period in 1998. Of this $17.6 million increase, $10.3 million, or 58.5%, was attributable to hiring new physicians, primarily to support new unit growth, and the remaining $7.3 million was primarily attributable to increased support staff and resources added in the areas of nursing, management and billing and reimbursement and certain internal costs directly related to completed acquisitions that had historically been capitalized. Supplies and other operating expenses increased $3.5 million, or 57.7% to $9.6 million for the six months ended June 30, 1999, as compared with $6.1 million for the same period in 1998, primarily as a result of: (i) increased legal fees related to government investigations (see Legal Proceedings); (ii) additional audit fees related to the Company's 1998 concurrent audit; (iii) new units; and (iv) the addition of new outpatient offices. Outpatient services require a higher level of office supplies than do inpatient services. Depreciation and amortization expense increased by $1.8 million, or 47.8% to $5.6 million for the six months ended June 30, 1999, as compared with $3.8 million for the same period in 1998, primarily as a result of amortization of goodwill in connection with acquisitions.

         Income from operations increased approximately $3.7 million, or 17.1%, to $25.6 million for the six months ended June 30, 1999, as compared with $21.9 million for the same period in 1998. The increase in income from operations was primarily due to increased volume, principally from acquisitions.

         The Company recorded net interest expense of approximately $540,000 for the six months ended June 30, 1999, as compared with net interest income of approximately $140,000 for the same period in 1998. The reduction of interest income in 1999 is primarily the result of funds used for the acquisition of physician practices and the use of the Company's line of credit for such purposes.

         The effective income tax rate was approximately 40.0% for the six month periods ended June 30, 1999 and 1998.

         Net income increased 13.9% to $15.1 million for the six months ended June 30, 1999, as compared with $13.2 million for the same period in 1998. Diluted net income per common and common equivalent share increased to 95 cents for the six months ended June 30, 1999, compared to 83 cents for the same period in 1998.

Liquidity and Capital Resources


         As of June 30, 1999, the Company had working capital of approximately $28.9 million, an increase of $14.0 million from the working capital of $14.9 million available at December 31, 1998.

         As of June 30, 1999, the Company had $33.1 million available under its $75 million line of credit. The Company anticipates that funds available under its credit facility, together with funds generated from operations, will be sufficient to meet its working capital requirements and finance any required capital expenditures for at least the next 12 months. Additionally, the Company is currently in discussions to increase its line of credit.

Status of Year 2000 Compliance

         The Company has completed a review of its computer systems to identify any software that could be affected by the transition to the year 2000. Currently, all of the Company's critical systems are year 2000 compliant or are upgradeable to commercially available versions that are compliant. The Company anticipates that by the end of the third quarter of 1999 it will have completed testing on all of its critical systems, which include its clinical, billing, general ledger, and accounts payable systems. In addition, the Company is completing an inventory and certain tests of its information technology assets as well as critical non-information technology related assets and services, including embedded microprocessors in, for example, ultra-sound machines. It is expected that the testing and resolution of any issues encountered will be completed by the end of the third quarter of 1999. The ultimate resolution may require the replacement of certain equipment owned by the Company. The Company has not set a limit on the financial resources that may be applied to complete this project, although, based upon the information that is currently available, it is expected that the total cost, both capitalized and expensed will not exceed $500,000.

         In preparing for the year 2000, the Company has requested certain information from its payors, vendors, financial institutions and hospital customers in order to evaluate their compliance plans and state of readiness. The Company will continually update this information throughout 1999 in order to determine what impact, if any these third parties may have on its business. Pediatrix is in the process of developing a contingency plan to ensure that it will be able to continue to provide services to its customers on and after January 1, 2000. However, if a substantial number of payors, vendors and hospital customers do not make modifications and conversions required on a timely basis, it could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's unsecured revolving credit facility, mortgage note payable and certain operating lease agreements are subject to market risk and interest rate changes. The total amount available under the credit facility is $75 million. At the Company's option, the credit facility bears interest at either LIBOR plus .875% or the prime rate. The mortgage note payable bears interest at the prime rate and the leases bear interest at LIBOR based variable rates. The outstanding principal balances on the credit facility and note payable were approximately $41.9 million and $2.5 million, respectively, at June 30, 1999. The outstanding balances related to the operating leases totaled approximately $12 million at June 30, 1999. Considering the total outstanding balances under these instruments at June 30, 1999 of approximately $56.4 million, a 1% change in interest rates would result in an impact to pre-tax earnings of approximately $564,000 per year.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------
                  During the ordinary course of business, the Company has become a party to pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice and are generally covered by insurance. These lawsuits are not expected to result in judgments which would exceed professional liability insurance coverage, and therefore will not have a material impact on the Company's consolidated results of operations, financial position or liquidity, notwithstanding any possible insurance recovery.

                  In February 1999, the first of several federal securities law class actions was commenced against the Company and three of its principal officers in United States District Court for the Southern District of Florida. Plaintiffs are shareholders purporting to represent a class of all open market purchasers of the Company's common stock between April 28, 1998, and various dates through and including April 1, 1999. They claim that during that period the Company violated the antifraud provisions of the federal securities laws by issuing false and misleading statements concerning its accounting practices and financial results, focusing in particular on the capitalization of certain payments made to employees in connection with acquisitions and revenue recognition in light of recent inquiries initiated by state investigators into the Company's billing practices. The complaints seek damages in an undetermined amount based on the alleged decline in the value of the common stock after the Company disclosed the capitalization issue and the inquiries by state investigators. On June 24, 1999, the Judge of the United States District Court for the Southern District of Florida entered an Order of Consolidation consolidating into one case the several federal securities law class action lawsuits. The Judge recently entered two Orders in the case. The first Order granted the motion made by the three public pension funds to be appointed as lead plaintiffs and to have their counsel appointed as lead plaintiffs' counsel. The second Order set the administrative mechanism for handling the consolidated cases, including the time limitations for the filing of a consolidated Amended Complaint by plaintiffs and a responsive pleading by defendants. The Company continues to believe that the claims are without merit and intends to defend them vigorously at the appropriate time.

                  In April 1999, the Company received requests, and in one case a subpoena, from investigators in Arizona, Colorado and Florida for information related to its billing practices. The Company is fully cooperating with these inquiries. Although the Company believes that its billing practices are proper, the investigations are ongoing and the Company is unable to predict at this time whether they will have any material adverse effect on the Company's business, financial condition or results of operations.

Item 2.  Changes in Securities
         ---------------------
         Not applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         Not applicable.

Item 4. Submission of Matters to a Vote of Security-Holders
        ---------------------------------------------------
        (a)   The Company's Annual Meeting of Shareholders was held on
              June 2, 1999.

        (b)   Not required.

        (c) The matters voted on at the Annual Meeting of Shareholders and the tabulation of votes on such matters are as follows:

              1.       Election of Directors



                                              Against or
                                                 or                  Broker Non-
               Name                 For       Withheld   Abstained      Vote
--------------------------------------------------------------------------------

Roger J. Medel, M.D., M.B.A.   13,512,323    104,546        0            0

Michael B. Fernandez           13,476,241    140,628        0            0

M. Douglas Cunningham, M.D.    13,512,353    104,516        0            0

Cesar L. Alvarez               13,476,241    140,628        0            0

Waldemar A. Carlo, M.D.        13,474,781    142,088        0            0


Item 5.  Other Information
         -----------------
                  This quarterly report contains statements which, to the extent they are not historical fact, constitute "forward looking statements" under the securities laws. All forward looking statements involve risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from those expressed or implied by or in such forward looking statements. The forward looking statements in this document are intended to be subject to the safe harbor protection provided under the securities laws.

                  For additional information identifying certain other important factors which may affect the Company's operations and could cause actual results to vary materially from those anticipated in the forward looking statements, see the Company's Securities and Exchange Commission filings, including but not limited to, the discussion included in the Business section of the Company's Form 10-K under the heading "Factors to be Considered".

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
           (a)    Exhibits

                  11.1     Statement Re: Computation of Per Share Earnings
                  27.1     Financial Data Schedule

(b)      Reports on Form 8-K

                  (i) The Company filed, on April 2, 1999, a Form 8-K dated March 29, 1999 Reporting under Item 4 (Changes in Registrant's Certifying Accountant) the dismissal by the Company of PricewaterhouseCoopers LLP (formerly Coopers & Lybrand L.L.P.) as the Company's independent accountants and the appointment of KPMG LLP as the Company's independent accountants for fiscal 1999.

                  (ii) The Company filed, on April 6, 1999, a Form 8-K dated March 31, 1999 reporting under Item 5 (Other Events) that the Company's Board of Directors adopted a Preferred Share Purchase Rights Plan.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         PEDIATRIX MEDICAL GROUP, INC.



Date: August 13, 1999    By: /s/ Roger J. Medel, M.D.
                             ---------------------------------------------------
                             Roger J. Medel, M.D., President and Chief Executive Officer (Principal Executive Officer)


Date: August 13, 1999    By: /s/ Karl B. Wagner
                              --------------------------------------------------
                             Karl B. Wagner, Chief Financial Officer (Principal Financial and Accounting Officer)