Form 10-Q
period 1999-09-30
PEDIATRIX MEDICAL GROUP INC
filed 1999-11-15
CIK 893949

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 30, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __

At November 7, 1999, the Registrant had 15,575,185 shares of $0.01 par value common stock outstanding.


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

ITEM 1.  Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 1999 (Unaudited)
  and December 31, 1998.........................................................................................3

Condensed Consolidated Statements of Income for the Three and Nine Months Ended
  September 30, 1999 and 1998 (Unaudited).......................................................................4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
  September 30, 1999 and 1998 (Unaudited).......................................................................5

Notes to Condensed Consolidated Financial Statements............................................................6

ITEM 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations.....................................................9

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk.......................................12

PART II - OTHER INFORMATION....................................................................................13
---------------------------

ITEM 1.       Legal Proceedings................................................................................13

ITEM 2.       Changes in Securities and Use of Proceeds........................................................13

ITEM 3.       Defaults Upon Senior Securities..................................................................13

ITEM 4.       Submission of Matters to a Vote of Security-Holders..............................................13

ITEM 5.       Other Information................................................................................14

ITEM 6.       Exhibits and Reports on Form 8-K.................................................................14


SIGNATURE......................................................................................................15
---------




                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          PEDIATRIX MEDICAL GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              September 30,
                                                                 1999                      December 31,
                                                              (Unaudited)                      1998
                                                           ------------------           -------------------
                                                                           (in thousands)
ASSETS
Current assets:
     Cash and cash equivalents .....................       $             442            $              650
     Accounts receivable, net.......................                  77,823                        61,599
     Prepaid expenses...............................                     639                           682
     Income taxes receivable........................                   3,577                            --
     Other current assets...........................                     984                           769
                                                           ------------------           -------------------
         Total current assets.......................                  83,465                        63,700
Property and equipment, net.........................                  13,405                        11,942
Other assets, net...................................                 242,819                       195,016
                                                           ------------------           -------------------
         Total assets...............................       $         339,689            $          270,658
                                                           ==================           ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses..........       $          32,211            $           30,043
     Income taxes payable...........................                      --                         3,938
     Line of credit.................................                  56,793                            --
     Current portion of note payable................                     200                           200
     Deferred income taxes..........................                  19,042                        14,604
                                                           ------------------           -------------------
         Total current liabilities..................                 108,246                        48,785
Line of credit......................................                      --                         7,850
Note payable........................................                   2,200                         2,350
Deferred income taxes...............................                   4,024                         3,327
Deferred compensation...............................                   2,137                           953
                                                           ------------------           -------------------
             Total liabilities......................                 116,607                        63,265
Minority interest...................................                      --                         6,342
Commitments and contingencies
Stockholders' equity:
     Preferred stock................................                      --                            --
     Common stock...................................                     155                           154
     Additional paid-in capital.....................                 132,703                       130,720
     Retained earnings..............................                  90,224                        70,177
                                                           ------------------           -------------------
         Total stockholders' equity.................                 223,082                       201,051
                                                           ------------------           -------------------
         Total liabilities and stockholders' equity.       $         339,689            $          270,658
                                                           ==================           ===================

                 The accompanying notes are an integral part of
                           these financial statements



                          PEDIATRIX MEDICAL GROUP, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                          Three Months Ended                         Nine Months Ended
                                                            September 30,                              September 30,
                                                 -------------------------------------      -------------------------------------
                                                      1999                  1998                 1999                 1998
                                                 ----------------      ---------------      ---------------      ----------------
                                                                    (in thousands, except for per share data)
Net patient service revenue ...........             $  57,921            $  49,351              $ 168,514         $ 133,303

Operating expenses:
   Salaries and benefits ..............                39,329               30,334                109,040            82,478
   Supplies & other operating expenses                  5,774                3,575                 15,376             9,663
   Depreciation and amortization ......                 3,168                2,372                  8,805             6,185
                                                    ---------            ---------              ---------         ---------
         Total operating expenses .....                48,271               36,281                133,221            98,326
                                                    ---------            ---------              ---------         ---------

         Income from operations .......                 9,650               13,070                 35,293            34,977

Investment income .....................                    59                   38                    211               529
Interest expense ......................                  (964)                (392)                (1,656)             (743)
                                                    ---------            ---------              ---------         ---------
         Income before income taxes ...                 8,745               12,716                 33,848            34,763
Income tax provision ..................                 3,760                5,086                 13,801            13,907
                                                    ---------            ---------              ---------         ---------

     Net income .......................             $   4,985            $   7,630              $  20,047         $  20,856
                                                    =========            =========              =========         =========

Per share data:
     Net income per common and
     common equivalent share:
        Basic .........................             $     .32            $     .50              $    1.30         $    1.37
                                                    =========            =========              =========         =========

        Diluted .......................             $     .32            $     .48              $    1.27         $    1.31
                                                    =========            =========              =========         =========

     Weighted average shares used in
     computing net income per
     common and common
     equivalent share:
         Basic ........................                15,502               15,256                 15,438            15,214
                                                    =========            =========              =========         =========

         Diluted ......................                15,724               15,971                 15,846            15,904
                                                    =========            =========              =========         =========

                 The accompanying notes are an integral part of
                           these financial statements


                          PEDIATRIX MEDICAL GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                           -------------------------------------------
                                                                                 1999                      1998
                                                                           -----------------         -----------------
                                                                                         (in thousands)

Cash flows from operating activities:
     Net income ...............................................................   $ 20,047               $ 20,856
     Adjustments to reconcile net income to net cash provided
         from operating activities:
         Depreciation and amortization ........................................      8,805                  6,185
         Deferred income taxes ................................................      5,135                  6,174
         Changes in assets and liabilities:
              Accounts receivable .............................................    (16,224)               (18,731)
              Prepaid expenses and other current assets .......................       (234)                  (295)
              Other assets ....................................................        (10)                   202
              Accounts payable and accrued expenses ...........................      3,598                  7,416
              Income taxes ....................................................     (6,877)                   (39)
                                                                                  --------               --------
                  Net cash provided from operating activities .................     14,240                 21,768
                                                                                  --------               --------
Cash flows used in investing activities:
     Physician group acquisition payments .....................................    (50,629)               (81,989)
     Purchase of investments ..................................................         --                 (9,939)
     Proceeds from sale of investments ........................................         --                 36,982
     Purchase of subsidiary stock .............................................    (17,151)                    --
     Purchase of property and equipment .......................................     (2,813)                (2,803)
                                                                                  --------               --------
                  Net cash used in investing activities .......................    (70,593)               (57,749)
                                                                                  --------               --------
Cash flows from financing activities:
     Borrowings on line of credit, net ........................................     48,943                 15,275
     Payments on note payable..................................................       (150)                  (150)
     Proceeds from issuance of common stock ...................................      1,595                  2,903
     Proceeds from issuance of subsidiary stock ...............................      5,757                     --
                                                                                  --------               --------
                         Net cash provided from financing activities ..........     56,145                 18,028
                                                                                  --------               --------
Net decrease in cash and cash equivalents .....................................       (208)               (17,953)
Cash and cash equivalents at beginning of period ..............................        650                 18,562
                                                                                  --------               --------
Cash and cash equivalents at end of period ....................................   $    442               $    609
                                                                                  ========               ========

                 The accompanying notes are an integral part of
                           these financial statements

                          PEDIATRIX MEDICAL GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999

                                   (Unaudited)


1.       Basis of Presentation:

         The accompanying unaudited condensed consolidated financial statements of Pediatrix Medical Group, Inc. (the "Company" or "Pediatrix") presented herein have been prepared in accordance with interim financial reporting instructions to Form 10-Q and Article 10 of Regulation S-X, and accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of interim periods.

         The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results of operations to be expected for the year ended December 31, 1999. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 1999.

         Certain prior year amounts have been reclassified to conform to the 1999 presentation.

2.       Business Acquisitions:

         During the first nine months of 1999, the Company completed the acquisition of ten physician group practices. Total consideration for acquisitions approximated $50.6 million in cash and 1,000,000 shares of stock in a subsidiary of the Company.

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

         The following unaudited pro forma information combines the consolidated results of operations of the Company and the physician group practices acquired during 1998 and 1999 as if the acquisitions had occurred on January 1, 1998:

                                                                  Nine Months Ended
                                                                    September 30,
                                                       ----------------------------------------
                                                            1999                    1998
                                                       ----------------        ----------------
                                                      (in thousands, except for per share data)
         Net patient service revenue                     $     177,214           $    166,366
         Net income                                             20,361                 22,159
         Net income per share:
           Basic                                                  1.32                   1.46
           Diluted                                                1.28                   1.39

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

         Historically, the Company has capitalized certain incremental internal costs directly related to completed acquisitions. Effective January 1, 1999, the Company expensed these costs as incurred. For the three and nine months ended September 30, 1999, such costs totaled approximately $35,000 and $682,000, respectively.

3.       Accounts Payable and Accrued Expenses:

         Accounts payable and accrued expenses consist of the following:

                                                                 September 30,                  December 31,
                                                                     1999                           1998
                                                              --------------------         --------------------
                                                                               (in thousands)
       Accounts payable............................           $            12,974          $             10,373
       Accrued salaries and bonuses................                         4,167                         6,433
       Accrued payroll taxes and benefits..........                         5,108                         4,465
       Accrued professional liability coverage.....                         6,850                         6,866
       Other accrued expenses......................                         3,112                         1,906
                                                              --------------------         ---------------------
                                                              $            32,211          $             30,043
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

5.       Comprehensive Income:

         For the quarters ended September 30, 1999 and 1998, comprehensive income was $5.0 million and $7.6 million, respectively. For the nine months ended September 30, 1999 and 1998, comprehensive income was $20.0 million and $20.8 million, respectively.

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

         In February 1999, the first of several federal securities law class actions was commenced against the Company and three of its principal officers in United States District Court for the Southern District of Florida. Plaintiffs are shareholders purporting to represent a class of all open market purchasers of the Company's common stock between April 28, 1998, and various dates through and including April 1, 1999. They claim that during that period the Company violated the antifraud provisions of the federal securities laws by issuing false and misleading statements concerning its accounting practices and financial results, focusing in particular on the capitalization of certain payments made to employees in connection with acquisitions and revenue recognition in light of recent inquiries initiated by state investigators into the Company's billing practices. The complaints seek damages in an undetermined amount based on the alleged decline in the value of the common stock after the Company disclosed the capitalization issue and the inquiries by state investigators. On June 24, 1999, the Judge in the United States District Court for the Southern District of Florida entered an Order of Consolidation consolidating into one case the several federal securities law class action lawsuits. Therefore, the Judge entered two Orders in the case. The first Order granted the motion made by the three public pension funds to be appointed as lead plaintiffs and to have their counsel appointed as lead plaintiffs' counsel. The second Order set the administrative mechanism for handling the consolidated cases, including the time limitations for the filing of a Consolidated Amended Complaint by plaintiffs and a responsive pleading by defendants. Plaintiffs filed a Consolidated Amended Class Action Complaint on August 20, 1999. On October 7, 1999, the Company filed a Motion to Dismiss the Consolidated Amended Complaint. Plaintiffs filed an answering memorandum on November 5, 1999, and the Company's reply memorandum is due on November 22, 1999. The Company continues to believe that the claims are without merit and intends to defend them vigorously at the appropriate time.

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

7.       Subsidiary Stock Purchase:

         In July 1999, the Company purchased shares of common stock in a subsidiary company for approximately $17.7 million. The minority shares purchased were held by certain officers and employees of the Company and represented approximately 23.5% of all outstanding shares of the subsidiary. The Company has accounted for the transaction using the purchase method of accounting and the excess of cost over the book value of the shares acquired of $3.6 million is being amortized on a straight-line basis over 25 years. As a result of the purchase, the subsidiary is wholly-owned by the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Results of Operations

         Three Months Ended September 30, 1999 as Compared to Three Months Ended September 30, 1998

         The Company reported net patient service revenue of $57.9 million for the three months ended September 30, 1999, as compared with $49.4 million for the same period in 1998, a growth rate of 17.4%. This growth is attributable to new units at which the Company provides services as a result of acquisitions. Same unit patient service revenue decreased $3.5 million, or 7.1%, for the three months ended September 30, 1999. The decline in same unit patient service revenue is primarily the result of a lower acuity level of patient service billed in the three months ended September 30, 1999 as compared to the same period in 1998. Same units are those units at which the Company provided services for the entire current period and the entire comparable period.

         Salaries and benefits increased $9.0 million, or 29.7% to $39.3 million for the three months ended September 30, 1999, as compared with $30.3 million for the same period in 1998. Of this $9.0 million increase, $5.3 million, or 58.9%, was attributable to hiring new physicians, primarily to support new unit growth, and the remaining $3.7 million was primarily attributable to increased support staff and resources added in the areas of nursing, management and billing and reimbursement and certain internal costs directly related to completed acquisitions that had historically been capitalized. Supplies and other operating expenses increased $2.2 million, or 61.5% to $5.8 million for the three months ended September 30, 1999, as compared with $3.6 million for the same period in 1998, primarily as a result of increased legal fees related to government investigations (see Legal Proceedings), new units and the addition of new outpatient offices. Outpatient services require a higher level of office supplies than do inpatient services. Depreciation and amortization expense increased by approximately $796,000, or 33.6%, to $3.2 million for the three months ended September 30, 1999, as compared with $2.4 million for the same period in 1998, primarily as a result of amortization of goodwill in connection with acquisitions.

         Income from operations decreased approximately $3.4 million, or 26.2%, to $9.7 million for the three months ended September 30, 1999, as compared with $13.1 million for the same period in 1998.

         The Company recorded net interest expense of approximately $905,000 for the three months ended September 30, 1999, as compared with net interest expense of approximately $354,000 for the same period in 1998. The increase in interest expense in 1999 is primarily the result of funds used for the acquisition of physician practices and the use of the Company's line of credit for such purposes.

         The effective income tax rate was approximately 43.0% and 40.0% for the three month periods ended September 30, 1999 and 1998, respectively. The increase was the result of lower operating income with a constant level of non-deductible goodwill.

         Net income decreased 34.7% to $5.0 million for the three months ended September 30, 1999, as compared with $7.6 million for the same period in 1998. Diluted net income per common and common equivalent share decreased to 32 cents for the three months ended September 30, 1999, compared to 48 cents for the same period in 1998.

         Nine Months Ended September 30, 1999 as Compared to Nine Months Ended September 30, 1998

         The Company reported net patient service revenue of $168.5 million for the nine months ended September 30, 1999, as compared with $133.3 million for the same period in 1998, a growth rate of 26.4%. This growth is attributable to new units at which the Company provides services as a result of acquisitions. Same unit patient service revenue decreased $4.1 million, or 3.7%, for the nine months ended September 30, 1999. Same units are those units at which the Company provided services for the entire current period and the entire comparable period.

         Salaries and benefits increased $26.5 million, or 32.2% to $109.0 million for the nine months ended September 30, 1999, as compared with $82.5 million for the same period in 1998. Of this $26.5 million increase, $15.7 million, or 59.2%, was attributable to hiring new physicians, primarily to support new unit growth, and the remaining $10.8 million was primarily attributable to increased support staff and resources added in the areas of nursing, management and billing and reimbursement and certain internal costs directly related to completed acquisitions that had historically been capitalized. Supplies and other operating expenses increased $5.7 million, or 59.1% to $15.4 million for the nine months ended September 30, 1999, as compared with $9.7 million for the same period in 1998, primarily as a result of: (i) increased legal fees related to government investigations (see Legal Proceedings); (ii) additional audit fees related to the Company's 1998 concurrent audit; (iii) new units; and (iv) the addition of new outpatient offices. Outpatient services require a higher level of office supplies than do inpatient services. Depreciation and amortization expense increased by $2.6 million, or 42.4% to $8.8 million for the nine months ended September 30, 1999, as compared with $6.2 million for the same period in 1998, primarily as a result of amortization of goodwill in connection with acquisitions.

         Income from operations increased approximately $316,000, or .9%, to $35.3 million for the nine months ended September 30, 1999, as compared with $35.0 million for the same period in 1998. The increase in income from operations was primarily due to increased volume, principally from acquisitions.

         The Company recorded net interest expense of approximately $1.4 million for the nine months ended September 30, 1999, as compared with net interest expense of approximately $214,000 for the same period in 1998. The increase in interest expense in 1999 is primarily the result of funds used for the acquisition of physician practices and the use of the Company's line of credit for such purposes.

         The effective income tax rate was approximately 40.8% and 40.0% for the nine month periods ended September 30, 1999 and 1998, respectively.

         Net income decreased 3.9% to $20.0 million for the nine months ended September 30, 1999, as compared with $20.9 million for the same period in 1998. Diluted net income per common and common equivalent share decreased to $1.27 for the nine months ended September 30, 1999, compared to $1.31 for the same period in 1998.

Liquidity and Capital Resources

         As of September 30, 1999, the Company had a working capital deficit of approximately $24.8 million, a decrease of $39.7 million from the working capital of $14.9 million available at December 31, 1998. This decline is the result of the Company's line of credit being classified as a current liability as of September 30,1999.

         As of September 30, 1999, the Company had $18.2 million available under its $75 million line of credit. The Company is currently evaluating its options to secure long-term financing.

Status of Year 2000 Compliance

         The Company has completed a review of its computer systems to identify any software that could be affected by the transition to the year 2000. The Company has completed testing and implementation of all of its critical systems, which include its clinical, billing, general ledger, and accounts payable systems. In addition, the Company has completed an inventory and certain tests of its information technology assets as well as critical non-information technology related assets and services, including embedded microprocessors in, for example, ultrasound machines. The Company has not set a limit on the financial resources that may be applied to complete this project, although, based upon the information that is currently available, it is expected that the total cost, both capitalized and expensed will not exceed $500,000.

         In preparing for the year 2000, the Company has requested certain information from its payors, vendors, financial institutions and hospital customers in order to evaluate their compliance plans and state of readiness. The Company will continually update this information throughout 1999 in order to determine what impact, if any these third parties may have on its business. Pediatrix is in the process of finalizing its contingency plan to ensure that it will be able to continue to provide services to its customers on and after January 1, 2000. This plan includes education of physicians to ensure that they are up to date on the provision of emergency services in instances where they may experience equipment failure. In addition, the Company is instituting a mechanism to verify that the payors are not experiencing problems processing payments. However, if a substantial number of payors, vendors and hospital customers do not make modifications and conversions required on a timely basis, it could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         The Company's unsecured revolving credit facility, mortgage note payable and certain operating lease agreements are subject to market risk and interest rate changes. The total amount available under the credit facility is $75 million. At the Company's option, the credit facility bears interest at either LIBOR plus .875% or the prime rate. The mortgage note payable bears interest at the prime rate and the leases bear interest at LIBOR based variable rates. The outstanding principal balances on the credit facility and note payable were approximately $56.8 million and $2.4 million, respectively, at September 30, 1999. The outstanding balances related to the operating leases totaled approximately $13.6 million at September 30, 1999. Considering the total outstanding balances under these instruments at September 30, 1999 of approximately $72.8 million, a 1% change in interest rates would result in an impact to pre-tax earnings of approximately $728,000 per year.

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

                  In February 1999, the first of several federal securities law class actions was commenced against the Company and three of its principal officers in United States District Court for the Southern District of Florida. Plaintiffs are shareholders purporting to represent a class of all open market purchasers of the Company's common stock between April 28, 1998, and various dates through and including April 1, 1999. They claim that during that period the Company violated the antifraud provisions of the federal securities laws by issuing false and misleading statements concerning its accounting practices and financial results, focusing in particular on the capitalization of certain payments made to employees in connection with acquisitions and revenue recognition in light of recent inquiries initiated by state investigators into the Company's billing practices. The complaints seek damages in an undetermined amount based on the alleged decline in the value of the common stock after the Company disclosed the capitalization issue and the inquiries by state investigators. On June 24, 1999, the Judge of the United States District Court for the Southern District of Florida entered an Order of Consolidation consolidating into one case the several federal securities law class action lawsuits. Therefore, the Judge recently entered two Orders in the case. The first Order granted the motion made by the three public pension funds to be appointed as lead plaintiffs and to have their counsel appointed as lead plaintiffs' counsel. The second Order set the administrative mechanism for handling the consolidated cases, including the time limitations for the filing of a Consolidated Amended Complaint by plaintiffs and a responsive pleading by defendants. Plaintiffs filed a Consolidated Amended Class Action Complaint on August 20, 1999. On October 7, 1999, the Company filed a Motion to Dismiss the Consolidated Amended Complaint. Plaintiffs filed an answering memorandum on November 5, 1999, and the Company's reply memorandum is due on November 22, 1999. The Company continues to believe that the claims are without merit and intends to defend them vigorously at the appropriate time.

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

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)    Exhibits

                10.38    Employment Agreement between Pediatrix and Karl B.
                         Wagner
                11.1     Statement Re: Computation of Per Share Earnings
                27.1     Financial Data Schedule

         (b)    Reports on Form 8-K

                None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PEDIATRIX MEDICAL GROUP, INC.



Date: November 12, 1999       By: /s/ Roger J. Medel, M.D.
                                 -----------------------------------------------
                                 Roger J. Medel, M.D., President and Chief
                                 Executive Officer (Principal Executive Officer)


Date: November 12, 1999      By: /s/ Karl B. Wagner
                                ------------------------------------------------
                                 Karl B. Wagner, Chief Financial Officer
                                 (Principal Financial and Accounting Officer)