Form 10-K
period 1999-12-31
PEDIATRIX MEDICAL GROUP INC
filed 2000-03-27
CIK 893949

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from____________________ to _______________
         Commission file number 0-26762

                          PEDIATRIX MEDICAL GROUP, INC.
            (Exchange name of registrant as specified in its charter)

                     Florida                                   65-0271219
                     -------                                   ----------
          (State or other jurisdiction)                     (I.R.S. Employer
          of incorporation or organization)                Identification No.)

            1301 Concord Terrace, Sunrise, Florida                  33323
            --------------------------------------                  -----
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

         The aggregate market value of shares of Common Stock held by non-affiliates of the registrant as of March 9, 2000, was approximately $74,159,000 based on a $7.63 closing sales price for the Common Stock on the New York Stock Exchange on such date. For purposes of this computation, all executive officers, directors and 5% beneficial owners of the common stock of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors, officers or 5% beneficial owners are, in fact, affiliates of the registrant.

         The number of shares of Common Stock, $.01 par value, of the registrant outstanding as of March 9, 2000 were 15,625,265.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the following documents have been incorporated by reference into the parts indicated: The registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report - Part III.

================================================================================


                                 Index to Items
                                 --------------

PART I              ....................................................................................3
         Item 1     Business............................................................................3
         Item 2     Properties.........................................................................18
         Item 3     Legal Proceedings..................................................................18
         Item 4     Submission of Matters to a Vote of Security Holders................................19

PART II             ...................................................................................20
         Item 5     Market for the Registrant's Common Equity and Related
                    Stockholder Matters................................................................20
         Item 6     Selected Financial Data............................................................21
         Item 7     Management's Discussion and Analysis of Financial Condition
                    and Results of Operations..........................................................23
         Item 7A    Quantitative and Qualitative Disclosures About Market Risk.........................29
         Item 8     Financial Statements and Supplementary Data........................................30
         Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................................51

PART III            ...................................................................................52
         Item 10    Directors and Executive Officers of the Registrant.................................52
         Item 11    Executive Compensation.............................................................52
         Item 12    Security Ownership of Certain Beneficial Owners and Management.....................52
         Item 13    Certain Relationships and Related Transactions.....................................52

PART IV             ...................................................................................53
         Item 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................53

Schedule            ...................................................................................54

Exhibits            ...................................................................................55

Signatures          ...................................................................................58


                                     PART I

Item 1.  Business
-------  --------

         Pediatrix Medical Group, Inc. ("PMG") includes its subsidiaries and the professional associations and partnerships (the "PA Contractors") which are separate legal entities that contract with PMG to provide physician services in certain states and Puerto Rico. PMG and the PA Contractors are collectively referred to herein as the "Company" or "Pediatrix".

General

         Pediatrix is the nation's leading provider of physician services at hospital-based neonatal intensive care units ("NICUs"). NICUs are staffed by specialized pediatric physicians, known as neonatologists, who provide medical care to newborn infants with low birth weight and other medical complications. In addition, the Company believes that it is the nation's leading provider of perinatal medicine. Perinatology is a subspecialty of obstetrical medicine that focuses on the diagnostics, management and care of high-risk and/or complicated pregnancies. The Company also provides physician services at (i) hospital-based pediatric intensive care units ("PICUs"), which provide medical care to critically-ill children and are staffed with specially-trained pediatricians, and (ii) pediatrics departments in hospitals. As of December 31, 1999, the Company provided services in 25 states and Puerto Rico and employed or contracted with 417 physicians.

         The Company staffs and manages NICUs and PICUs in hospitals, providing the physicians, professional and administrative support, including physician billing and reimbursement expertise and services. The Company's policy is to provide 24-hour coverage at its NICUs and PICUs with on-site or on-call physicians. As a result of this policy, physicians are available to provide continuous pediatric support to other areas of the hospital on an as-needed basis, particularly in the obstetrics, nursery and pediatrics departments, where immediate accessibility to specialized care is critical.

         Pediatrix established its leading position in neonatal and perinatal physician services by developing a comprehensive care model and management and systems infrastructure that address the needs of patients, hospitals, payor groups and physicians. Pediatrix addresses the needs of (i) patients by providing continuous, comprehensive, professional quality care, (ii) hospitals by recruiting, credentialing and retaining neonatologists and perinatologists and hiring related staff to provide services in a cost-effective manner thereby relieving hospitals of certain financial and administrative burdens, (iii) payor groups by providing cost-effective care to patients and (iv) physicians by providing administrative support, including physician billing and reimbursement expertise and services, to enable them to focus on providing care to patients, and by offering an opportunity for career advancement within Pediatrix.

Recent Developments

         During 1999, the Company completed 11 acquisitions, which added 23 NICUs, one PICU and four perinatal practices. Additionally, two NICUs and one PICU were added through the Company's internal marketing activities. The Company has developed regional networks in Seattle, Denver, Phoenix-Tucson, Southern California and Dallas-Fort Worth and intends to develop additional regional and state-wide networks. The Company believes these networks, augmented by ongoing marketing and acquisition efforts, will strengthen its position with managed care organizations and other third party payors.

         During the period of January 1 through March 22, 2000, the Company completed the acquisition of two physician practices ("Recent Acquisitions").

Industry Overview

         The evolving managed care environment has created substantial cost containment pressures for all constituents of the healthcare industry. The increasing use of fixed-payment systems that shift financial risk from payors to providers has forced hospitals, in particular, to be more cost-effective in all aspects of their operations. A trend among hospitals is to utilize third party contract companies to manage specialized functions in an effort to contain costs, improve utilization management, and reduce administrative burdens. Physician organizations provide hospitals with professional management of staff, including recruiting, staffing and scheduling of physicians.

         Physicians have responded to cost containment pressures by joining group practices through which they have greater leverage to negotiate and contract with hospitals and managed care payors. Physician organizations provide physicians an alternative to self-management that enables them to maintain their clinical autonomy while creating greater negotiating power with payors and hospitals, and providing administrative support to deal with the increasing complexity of billing and reimbursement. The Company's strategy is to continue growth through acquisitions, as physicians remain receptive to being acquired. In addition, the Company continues to market its services to hospitals to obtain new contracts.

         The Company believes that hospitals will continue to outsource certain units, such as NICUs and PICUs, on a contract management basis. NICUs and PICUs present significant operational challenges for hospitals, including complex billing procedures, highly variable admissions rates, and difficulties in recruiting and retaining qualified physicians. These operational challenges generally make it difficult for hospitals to operate these units profitably. Traditionally, hospitals have staffed their NICUs through affiliations with small, local physician groups or with independent practitioners. These small practices typically lack the necessary expertise and support services in quality assurance, billing and reimbursement, recruiting and effective medical management to operate NICUs on a cost-effective basis. Hospitals are increasingly seeking to contract with physician groups that have the capital resources, information and reimbursement systems and management expertise that NICUs require to accept and manage risk in the evolving managed care environment.

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

         During 1997, the Company entered the field of perinatology, which was a natural extension of the neonatal practice. Since many perinatal cases result in an admission to a NICU, early involvement by the neonatologist helps to positively affect outcomes for both mother and child. In addition, improved perinatal care has a positive impact on neonatal outcomes. The expansion of the continuum of care provided by the Company to include perinatology has created an opportunity to strengthen its relationships with both hospitals and payors.

Strategy

         The Company's objective is to enhance its position as the nation's leading provider of neonatal and perinatal physician services by adding new practices and increasing same unit growth. The key elements of the Company's strategy are as follows:

              Focus on Neonatology, Perinatology and Pediatrics. Since its founding in 1979, the Company has focused primarily on neonatology and pediatrics. As a result of this focus, the Company believes it has (i) developed significant expertise in the complexities of billing and reimbursement for neonatal physician services and (ii) a competitive advantage in recruiting and retaining neonatologists seeking to join a group practice. In 1997, the Company began providing perinatal services. The Company is continuing to focus its efforts in perinatology and is dedicated to developing the same level of expertise in perinatology that it currently provides in neonatology. The Company believes its continued focus will allow it to enhance its position as the nation's leading provider of neonatal and perinatal physician services.

              Acquire Neonatal and Perinatal Physician Group Practices. The Company intends to further increase the number of locations at which it provides physician services by acquiring well-established neonatal and perinatal physician group practices. The Company believes that it will continue to benefit from physicians joining larger practice groups in an effort to increase negotiating power with managed care organizations and eliminate administrative burdens, while maintaining clinical autonomy. The Company completed its first acquisition of a neonatology physician group practice in July 1995 and since has completed acquisitions of more than 50 physician group practices. The Company is actively pursuing acquisitions of other neonatal and perinatal physician group practices. No assurance can be given that future acquisition candidates will be identified or that any future acquisitions will be consummated. See "Business-Recent Developments" and "Business-Factors to be Considered - Risks Relating to Acquisition Strategy."

              Develop Regional Networks and Expand the Continuum of Care. The Company intends to develop regional and state-wide networks of NICUs and perinatal practices in geographic areas with high concentrations of births. The Company operates combined regional networks of NICUs and perinatal practices in Seattle-Tacoma, Denver, Phoenix-Tucson and Fort Worth. In addition, the Company intends to continue to acquire and develop perinatal practices in markets where it currently provides NICU services. The Company believes that the development of regional and state-wide networks and expanding the continuum of care it provides will strengthen its position with third party payors, such as Medicaid and managed care organizations, since such networks will offer more choice to the patients of third party payors.

              Increase Same Unit Growth. The Company seeks to provide its services to hospitals where it can benefit from increased admissions and intends to increase revenues at existing units by providing support to areas of the hospital outside the NICU and PICU, particularly in the obstetrics, nursery and pediatrics departments, where immediate accessibility to specialized care is critical. These services generate incremental revenue to the Company, contribute to the Company's overall profitability, enhance the hospital's profitability, strengthen the Company's relationship with the hospital, and assist the hospital in attracting more admissions by enhancing the hospital's reputation in the community as a full-service critical care provider.

              Assist Hospitals to Control Costs. The Company intends to continue assisting hospitals to control costs. The Company's comprehensive care model, which promotes early intervention by perinatologists and neonatologists in emergency situations, as well as the retention of qualified perinatologists and neonatologists, improves the overall cost effectiveness of care. The Company believes that its ability to assist hospitals to control costs will allow it to continue to be successful in adding new units at which the Company provides physician services.

              Address Challenges of Managed Care Environment. The Company intends to continue to develop new methods of doing business with managed care and third party payors, which will allow it to develop and strengthen its relationships among payors and hospitals. The Company is also prepared to enter into flexible arrangements with third party payors, including capitation arrangements. As the nation's leading provider of neonatal and perinatal physician services, the Company believes that it is well-positioned to address the needs of managed care organizations and other third party payors which seek to contract with cost-effective, quality providers of medical services.

Physician Services

         The Company provides physician services to NICUs and PICUs, providing
(i) a medical director to manage the unit, (ii) recruiting, staffing and scheduling of physicians and certain other medical staff, (iii) neonatology and pediatric support to other hospital departments, (iv) pediatric subspecialty services and (v) billing and reimbursement expertise and services. These physician management services include:

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

             Billing and Reimbursement. The Company assumes responsibility for all aspects of the billing, reimbursement and collection process relating to physician services. Patients and/or third party payors receive a bill from the Company for physician services. The hospital bills and collects separately for all other services. To address the increasingly complex and time-consuming process of obtaining reimbursement for medical services, the Company has invested in both the technical and human resources necessary to create an efficient billing and reimbursement process, including specific claim forms and software systems. The Company begins this process by providing training to physicians that emphasizes a detailed review of and proper coding protocol for all procedures performed and services provided to achieve appropriate collection of revenues for physician services. The Company's billing and collection operations are conducted from its corporate headquarters in Sunrise, Florida, as well as regional business offices in Phoenix, Arizona, Orange, California and Dallas, Texas.

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

Contractual Relationships

         Hospital Relationships. Many of the Company's contracts with hospitals grant the Company the exclusive right and responsibility to manage the provision of physician services to the NICUs and PICUs. The contracts typically have terms of three to five years and renew automatically for additional terms of one to five years unless otherwise terminated by either party. The contracts typically provide that the hospital may terminate the agreement prior to the expiration of the initial term upon 90 days written notice in the event any physician (i) loses medical staff membership privileges, (ii) is convicted of a felony, (iii) is unable to perform duties due to disabilities or (iv) commits a grossly negligent act that jeopardizes the health or safety of a patient.

         The Company bills for the physicians' services on a fee-for-service basis separately from other charges billed by the hospital. Certain contracting hospitals that do not generate sufficient patient volume agree to pay the Company administrative fees to assure a minimum revenue level. Administrative fees include guaranteed payments to the Company, as well as fees paid to the Company by certain hospitals for administrative services performed by the Company's medical directors at such hospitals. Administrative fees accounted for 5%, 5% and 6% of the Company's net patient service revenue during 1997, 1998 and 1999, respectively. The hospital contracts typically require that the Company and the physicians performing services maintain minimum levels of professional and general liability insurance. The Company contracts for and pays the premiums for such insurance on behalf of the physicians. See "Business - Professional Liability and Insurance."

         Payor Relationships. Substantially all of the Company's contracts with third party payors are discounted fee-for-service contracts. Although the Company has a minor number of small capitated arrangements with certain payors, the Company is prepared to enter into additional capitation arrangements with other third party payors. In the event the Company enters into relationships with third party payors with respect to regional and state-wide networks, such relationships may be on a capitated basis. See "Business - Factors to be Considered - Impact of Payor Discounts and Capitation Arrangements."

         PA Contractor Relationships. PMG has entered into management agreements ("PA Management Agreements") with PA Contractors in all states in which it operates, other than Florida. There is at least one PA Contractor in each state in which the Company operates. Each PA Contractor is owned by a physician licensed in the jurisdiction in which the PA Contractor operates, who is also an officer of the PA Contractor. Under the PA Management Agreements, the PA Contractors delegate to PMG the administrative, management and support functions (but not any functions constituting the practice of medicine) that the PA Contractors have agreed to provide to the hospital. In consideration of such services, each PA Contractor pays PMG a percentage of the PA Contractor's gross revenue (but in no event greater than the net profits of such PA Contractor), or a flat fee. PMG has the discretion to determine whether the fee shall be paid on a monthly, quarterly or annual basis. The management fee may be adjusted from time to time to reflect industry standards and the range of services provided by the PA Contractor. The agreements provide that the term of the arrangements are permanent, subject only to termination by PMG, and that the PA Contractor shall not terminate the agreement without PMG's prior written consent. Also, the agreements provide that PMG or its assigns has the right, but not the obligation, to purchase the stock of the PA Contractor. See Note 2 to the Consolidated Financial Statements and "Business - Factors to be Considered - State Laws Regarding Prohibition of Corporate Practice of Medicine."

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

         Acquisitions. The Company structures acquisitions of physician practice groups as asset purchases, stock purchases and stock mergers. Generally, these structures provide for (i) the assignment to the Company of the contracts between the physician practice group and the hospital at which the physician practice group provides medical services; (ii) physician "tail insurance" coverage under which the Company is an insured party to cover malpractice liabilities that may arise after the date of the acquisition which relate to events prior to the acquisition; and (iii) indemnification to the Company by the previous owners of the acquired entity. Generally, in acquisitions structured as asset purchases, the Company does not acquire the physician practice group's receivables or liabilities, including malpractice claims, arising from the physician practice group's activities prior to the date of the acquisition. Generally, in acquisitions structured as stock purchases or stock mergers, the physician practice group's receivables (net of any liabilities accruing prior to the acquisition and permitted indemnification claims) are assigned to the former owners of the physician practice group.

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

         Approximately 21% of the Company's net patient service revenue in 1999 was derived from payments made by government-sponsored healthcare programs (principally Medicaid). These programs are subject to substantial regulation by the federal and state governments. Any change in reimbursement regulations, policies, practices, interpretations or statutes that places material limitations on reimbursement amounts or practices could adversely affect the operations of the Company. Medicaid and other government reimbursement programs are increasingly shifting to managed care, which could result in reduced payments to the Company for Medicaid patients. In addition, funds received under these programs are subject to audit with respect to the proper billing for physician services and, accordingly, retroactive adjustments of revenue from these programs may occur. See "Business - Factors to be Considered -- Reliance upon Government Programs; Possible Reduction in Reimbursement."

         The Company is also subject to (i) certain provisions of the Social Security Act, commonly referred to as the "Anti-kickback Statute," which prohibits entities, such as the Company, from offering, paying, soliciting, or receiving any form of remuneration in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the recommendation, arrangement, purchase, lease, or order of items or services that are covered by Medicare or state health programs, (ii) prohibitions against physician referrals, commonly known as "Stark II," which prohibit, subject to certain exemptions, a physician or a member of his immediate family from referring Medicare or Medicaid patients to an entity providing "designated health services" (which include hospital inpatient and outpatient services) in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement including the physician's own group practice, and (iii) state and federal civil and criminal statutes imposing substantial penalties, including civil and criminal fines and imprisonment, on healthcare providers which fraudulently or wrongfully bill governmental or other third party payors for healthcare services. Although the Company believes that it is not in violation of these provisions, there can be no assurance that the Company's current or future practices will not be found to be in violation of these provisions, and any such finding could have a material adverse effect on the Company. See "Business - Factors to be Considered -- Risk of Applicability of Anti-Kickback and Self-Referral Laws."

         In addition, business corporations such as PMG are generally not permitted under state law to practice medicine, exercise control over the medical judgments or decisions of physicians, or engage in certain practices such as fee-splitting with physicians. In states where PMG is not permitted to practice medicine, the Company performs only nonmedical administrative services, does not represent to the public or its clients that it offers medical services and does not exercise influence or control over the practice of medicine by the PA Contractors or the physicians employed by the PA Contractors. Accordingly, the Company believes it is not in violation of applicable state laws relating to the practice of medicine. In most states, PMG contracts with the PA Contractors (which are owned by a licensed physician employed by the respective PA Contractor), which in turn employ or contract with physicians to provide necessary physician services. There can be no assurance that regulatory authorities or other parties will not assert that PMG is engaged in the corporate practice of medicine or that the percentage fee arrangements between PMG and the PA Contractors constitute fee splitting or the corporate practice of medicine. If such a claim were successfully asserted in any jurisdiction, PMG could be subject to civil and criminal penalties under such jurisdiction's laws and could be required to restructure its contractual arrangements, which could have a material adverse effect on the Company's financial condition and results of operations. See "Business - Factors to be Considered -- State Laws Regarding Prohibition of Corporate Practice of Medicine."

         In addition to current regulation, significant attention has recently been focused on reforming the healthcare system in the United States. Although the Company cannot predict whether these or other reductions in the Medicare or Medicaid programs will be adopted, the adoption of such proposals could have a material adverse effect on the Company's business. Concern about such proposals has been reflected in volatility of the stock prices of companies in healthcare and related industries. See "Business - Factors to be Considered -- Health-Care Regulatory Environment Could Increase Restrictions on the Company."

Professional Liability and Insurance

         The Company's business entails an inherent risk of claims of physician professional liability. The Company maintains professional liability insurance and general liability insurance on a claims-made basis in accordance with standard industry practice. The Company believes that its coverage is appropriate based upon claims experience and the nature and risks of its business. There can be no assurance that a pending or future claim or claims will not be successful or if successful will not exceed the limits of available insurance coverage or that such coverage will continue to be available at acceptable costs and on favorable terms. See "Legal Proceedings" and "Business - Factors to be Considered -- Professional Liability and Insurance."

         In order to maintain hospital privileges, the physicians that are employed by or under contract with the Company are required to obtain professional liability insurance coverage. The Company contracts for and pays the premiums with respect to such insurance for the physicians. The current professional liability insurance policy expires May 1, 2000 and the Company expects to be able to renew such policy upon expiration.

Competition

         The healthcare industry is highly competitive and has been subject to continual changes in the method in which healthcare services are provided and the manner in which healthcare providers are selected and compensated. The Company believes that private and public reforms in the healthcare industry emphasizing cost containment and accountability will result in an increasing shift of neonatal and perinatal care from highly fragmented, individual or small practice providers to larger physician groups. Companies in other healthcare industry segments, such as managers of other hospital-based specialties or large physician group practices, some of which have financial and other resources greater than those of the Company, may become competitors in providing management of perinatal, neonatal and pediatric intensive care services to hospitals. See "Business - Factors to be Considered -- Competition."

         The Company provides services in Arizona, Arkansas, California, Colorado, Florida, Georgia, Illinois, Indiana, Kansas, Maryland, Missouri, Nevada, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Puerto Rico, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and West Virginia. Competition in the Company's current markets and other geographic markets where the Company may expand is generally based upon the Company's reputation and experience, and the physician's ability to provide cost-effective, quality care.

Service Marks

         The Company has registered the service marks "Pediatrix Medical Group" and "Obstetrix Medical Group" and their design as well as the baby design logo with the United States Patent and Trademark Office.

Employees and Professionals under Contract

         In addition to the 434 physicians employed by or under contract with the Company as of December 31, 1999, Pediatrix employed or contracted with 198 other clinical professionals and 639 other full-time and part-time employees. None of the Company's employees are subject to a collective bargaining agreement.

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

         When used in this Annual Report on Form 10-K, the words "anticipate," "believe," "estimate" and similar expressions are generally intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors, such as the ultimate outcome of the Company's pending securities litigation and billing investigations, and the ability of the Company to secure financing in amounts and on similar terms to its existing financing arrangement, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Set forth below is a discussion of certain factors that could cause the Company's actual results to differ materially from the results projected in such forward-looking statements. In addition to the other information contained in this Annual Report on Form 10-K or incorporated by reference herein, such factors should be considered when evaluating the Company and its business.

         Securities Litigation. In February 1999, the first of several federal securities law class actions was commenced against the Company and three of its principal officers in United States

District Court for the Southern District of Florida. Plaintiffs are shareholders purporting to represent a class of all open market purchasers of the Company's common stock between April 28, 1998, and various dates through and including April 1, 1999. They claim that during that period the Company violated the antifraud provisions of the federal securities laws by issuing false and misleading statements concerning its accounting practices and financial results, focusing in particular on the capitalization of certain payments made to employees in connection with acquisitions and revenue recognition in light of recent inquiries initiated by state investigators into the Company's billing practices. The Plaintiffs seek damages in an undetermined amount based on the alleged decline in the value of the common stock after the Company disclosed the issue with respect to the capitalization of certain payments and the inquiries by state investigators. While the Company believes that the claims are without merit and intends to defend them vigorously, there can be no assurance that the claims will not be successful or if successful, will not exceed the limits of the Company's insurance coverage. See "Legal Proceedings."

         Billing Investigations. In April 1999, the Company received requests, and in one case a subpoena, from investigators in Arizona, Colorado and Florida for information related to its billing practices. The Company is fully cooperating with these inquiries. Although the Company believes that its billing practices are proper, the investigations are ongoing and the Company is unable to predict at this time whether they will have a material adverse effect on the Company's business, financial condition or results of operations. See "Legal Proceedings."

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

Changes in government-sponsored health care programs which result in the Company being unable to recover cost increases through price increases or otherwise could have a material adverse effect on the Company's financial condition and results of operations. Because of cost containment measures and market changes in non-governmental insurance plans, the Company may not be able to shift cost increases to, or recover them from, non-governmental payors. In addition, funds received under government programs are subject to audit with respect to the proper billing for physician services and, accordingly, retroactive adjustments of revenue from these programs may occur. See "Business - Government Regulation."

         State Laws Regarding Prohibition of Corporate Practice of Medicine. Business corporations, such as PMG, are generally not permitted under state law to practice medicine, exercise control over the medical judgments or decisions of physicians or engage in certain practices, such as fee-splitting with physicians. In the states in which the Company operates, other than Florida, there exist potential judicial or governmental interpretations which may extend the scope of the corporate practice of medicine and/or medical practices acts principles. For such reasons, or for business reasons, PMG contracts with the PA Contractors (which are owned by a licensed physician in the state) in such states, which in turn employ or contract with physicians to provide necessary physician management services. There can be no assurance that the regulatory authorities or other parties will not assert that PMG is engaged in the corporate practice of medicine or that the percentage fee arrangements between PMG and the PA Contractors constitute fee-splitting or the corporate practice of medicine. For example, an order by the Florida Board of Medicine, which has been upheld by the Florida Courts, concludes that certain percentage-based management arrangements violate applicable fee-splitting statutes. If an order of this nature was upheld and adopted in other jurisdictions, or a similar claim was successfully asserted in any jurisdiction, PMG could be subject to civil and criminal penalties under such jurisdiction's laws and could be required to restructure its contractual arrangements. Such results or the inability to successfully restructure contractual arrangements could have a material adverse effect on the Company's financial condition and results of operations. In states where PMG is not permitted to practice medicine, PMG performs only non-medical administrative services, does not represent to the public or its clients that it offers medical services and does not exercise influence or control over the practice of medicine by the physicians employed by the PA Contractors. Accordingly, the Company believes it is not in violation of applicable state laws in relation to the corporate practice of medicine. See "Business - Contractual Relationships."

         Risk of Applicability of Anti-Kickback and Self-Referral Laws. Federal anti-kickback laws and regulations prohibit any knowing and willful offer, payment, solicitation, or receipt of any form of remuneration, either directly or indirectly, in return for, or to induce (i) referral of an individual for a service for which payment may be made by Medicaid or another government-sponsored health care program or (ii) purchasing, leasing, ordering or arranging for, or recommending the purchase, lease or order of, any service or item for which payment may be made by a government sponsored health care program. Violations of anti-kickback rules are punishable by monetary fines, civil and criminal penalties and exclusion from participation in Medicare and Medicaid programs. Effective January 1, 1995, federal physician self-referral laws became applicable to inpatient and outpatient hospital services. Subject to certain exceptions, these laws, such as "Stark I" and "Stark II", prohibit Medicare or Medicaid payments for services furnished by a physician who has a financial relationship with the entity through ownership, investment, or compensation agreement. Possible sanctions for violation of these laws include civil monetary penalties, exclusion from Medicare and Medicaid programs and forfeiture of amounts collected in violation of such prohibitions. Certain states in which the Company does business have similar anti-kickback, anti-fee-splitting and self-referral laws, imposing substantial penalties for violations. The Company's relationships, including fee payments, among PA Contractors, hospital clients and physicians have not been examined by federal or state authorities under these laws and regulations. Although the Company believes it is in compliance with these laws and regulations, there can be no assurance that federal or state regulatory authorities will not challenge the Company's current or future activities under these laws. See "Business - Strategy" and "Business - Government Regulation."

         Uncertainty Relating to Federal and State Legislation. Federal and state governments have recently focused significant attention on health care reform. Some of the proposals under consideration, or others which may be introduced, could, if adopted, have a material adverse effect on the Company's financial condition and results of operations. It is not possible to predict which, if any, proposal, that has been or will be considered will be adopted. The Company cannot predict what effect any future legislation will have on the Company. There can be no assurance that any future state or federal legislation or other changes in the administration or the interpretation of governmental health care programs will not adversely affect the Company's financial condition and results of operations. See "Business - Government Regulation."

         Risks Relating to Acquisition Strategy. The Company has expanded and intends to continue to expand its geographic and market penetration primarily through acquisitions of physician group practices. In implementing this acquisition strategy, the Company will compete with other potential acquirers, some of which may have greater financial or operational resources than the Company. Competition for acquisitions may intensify due to the ongoing consolidation in the healthcare industry, which may increase the costs of capitalizing on such opportunities. While the Company has recently completed acquisitions, there can be no assurance that future acquisition candidates will be identified or that any future acquisition will be consummated or, if consummated, that any acquisition, including the Recent Acquisitions, will be integrated successfully into the Company's operations or that the Company will be successful in achieving its objectives. The Recent Acquisitions also involve numerous short and long-term risks, including diversion of management's attention, failure to retain key personnel and amortization of acquired intangible assets. The Company may also incur one-time acquisition expenses in connection with acquisitions. Consummation of acquisitions could result in the incurrence or assumption by the Company of additional indebtedness and the issuance of additional equity. The issuance of shares of common stock for an acquisition may result in dilution to shareholders. Also, as the Company enters into new geographic markets, the Company will be required to comply with laws and regulations of states that differ from those in which the Company's operations are currently conducted. There can be no assurance that the Company will be able to effectively establish a presence in these new markets. Many of the expenses arising from the Company's efforts in these areas may have a negative effect on operating results until such time, if at all, as these expenses are offset by increased revenues. There can be no assurance that the Company will be able to implement its acquisition strategy, or that this strategy will be successful. See "Business - Strategy", "Business - Marketing", and "Business - Government Regulation."

         Growth Strategy; Rapid Growth. The Company has experienced rapid growth in its business and number of employees in recent years. Continued rapid growth may impair the Company's ability to efficiently provide its physician services and to adequately manage its employees. While the Company is taking steps to manage rapid growth, future results of operations could be materially adversely affected if it is unable to do so effectively.

         Quarterly Fluctuations in Operating Results; Potential Volatility. The Company has historically experienced and expects to continue to experience quarterly fluctuations in net patient service revenue and associated net income due to unit specific volume and cost fluctuations. The Company has a high level of fixed operating costs, including physician costs, and, as a result, is highly dependent on the volume of patient visits, births and capacity utilization of its affiliated perinatal practices, NICUs and PICUs to sustain profitability. Results of operations for any quarter are not necessarily indicative of results of operations for any future period or full year. As a result, there can be no assurance that the results of operations will not fluctuate significantly from period to period. There has been significant volatility in the market price of securities of health care companies that often has been unrelated to the operating performance of such companies. The Company believes that certain factors, such as legislative and regulatory developments, quarterly fluctuations in the actual or anticipated results of operations of the Company, lower revenues or earnings in the financial results of the Company than those anticipated by securities analysts, the overall economy and the financial markets, could cause the price of the Company's common stock to fluctuate substantially.

         Impact of Payor Discounts and Capitation Arrangements. The evolving managed care environment has created substantial cost containment pressures for the health care industry. The Company's business could be adversely affected by reductions in reimbursement amounts or rates, changes in services covered and similar measures which may be implemented by government sponsored health care programs or by other third party payors. The Company contracts with payors and managed care organizations traditionally have been fee-for-service arrangements. At December 31, 1999, the Company had a minor number of shared-risk capitated arrangements with certain payors. These arrangements and any similar or other future arrangements may adversely affect the Company's financial condition and results of operations if the Company is unable to limit the risks associated with such arrangements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business - Contractual Relationships", and "Business - Government Regulation."

         Professional Liability and Insurance. The Company's business entails an inherent risk of claims of physician professional liability. The Company periodically becomes involved as a defendant in medical malpractice lawsuits, some of which are currently ongoing, and is subject to the attendant risk of substantial damage awards. See "Legal Proceedings." The Company's contracts with hospitals generally require the Company to indemnify certain parties for losses resulting from the negligence of physicians who are managed by or affiliated with the Company. While the Company believes it has adequate professional liability insurance coverage, there can be no assurance that a pending or future claim or claims will not be successful or if successful, will not exceed the limits of available insurance coverage or that such coverage will continue to be available at acceptable costs and on favorable terms. See "Business - Professional Liability and Insurance."

         Collection and Reimbursement Risk. The Company assumes the financial risk related to collection, including the potential uncollectibility of accounts and delays attendant to reimbursement by third party payors, such as government programs, private insurance plans and managed care plans. Failure to manage adequately the collection risks and working capital demands could have a material adverse effect on the Company's financial condition and results of operations. See "Business - Contractual Relationships" and "Business - Government Regulation."

         Contract Administrative Fees; Cancellation or Non-Renewal of Contracts. The Company's net patient service revenue is derived primarily from fee-for-service billings for patient care provided by its physicians and from administrative fees. Certain contracting hospitals that do not generate sufficient patient volume pay the Company administrative fees to assure the Company a minimum revenue level. If, at the time of renewal of the contracts with the hospitals currently paying administrative fees to the Company, such hospitals continue to generate insufficient patient volume but elect not to pay administrative fees to assure the Company a minimum revenue level, then the Company could either choose not to renew the contract or renew the contract with lower gross profit margins at such hospitals. Administrative fees include guaranteed payments to the Company as well as fees paid to the Company by certain hospitals for administrative services performed by the Company's medical director at such hospital. Administrative fees accounted for 5%, 5% and 6% of the Company's net patient service revenue during 1997, 1998, and 1999, respectively. The Company's contracts provide for terms of one to five years and are generally terminable by the hospital upon 90 days' written notice. While the Company has in most cases been able to negotiate renewal of its contracts in the past, no assurance can be given that the Company's contracts with hospitals will not be canceled or will be renewed in the future or that the administrative fees will be continued. To the extent that the Company's contracts with hospitals are canceled or are not renewed or replaced with other contracts with at least as favorable terms, the Company's financial position and results of operations could be adversely affected. See "Business - Contractual Relationships."

         Competition. The health care industry is highly competitive and subject to continual changes in the method in which services are provided and the manner in which health care providers are selected and compensated. The Company believes that private and public reforms in the health care industry emphasizing cost containment and accountability will result in an increasing shift of neonatal and perinatal care from highly fragmented, individual or small practice providers to larger physician groups. Companies in other healthcare industry segments, such as managers of other hospital-based specialties or currently expanding large physician group practices, some of which have financial and other resources greater than those of the Company, may become competitors in providing of neonatal, perinatal, and pediatric intensive care physician services to hospitals. Increased competition could have a material adverse effect on the Company's financial condition and results of operations. See "Business - Competition."

         Dependence on Qualified Neonatologists and Perinatologists. The Company's business strategy is dependent upon its ability to recruit and retain qualified neonatologists and perinatologists. The Company has been able to compete with many types of health care providers, as well as teaching, research, and government institutions, for the services of such physicians. No assurance can be given that the Company will be able to continue to recruit and retain a sufficient number of qualified neonatologists and perinatologists who provide services in markets served by the Company on terms similar to its current arrangements. The inability to successfully recruit and retain physicians could adversely affect the Company's ability to service existing or new units at hospitals, or expand its business.

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

         Dependence on PA Contractors. The Company has a management agreement with a PA Contractor in each state in which it operates except Florida. The agreements provide that the terms of the arrangements are permanent, subject only to termination by PMG and that the PA Contractor shall not terminate the agreement without PMG's prior written consent. Any disruption of the Company's relationships with the PA Contractors' relationships with contracting hospitals (including the determination that the PA Contractors' arrangements with PMG constitute the corporate practice of medicine) or any other event adverse to the PA Contractors could have a material adverse effect on the Company's financial condition and results of operations. See "Business - Government Regulation" and "Business - Contractual Relationships."

         Shares Eligible for Future Sale; Possible Adverse Effects on Market Price. As of December 31, 1999, the Company had 15,625,265 shares of Common Stock outstanding. In addition, as of December 31, 1999, the Company had (i) 4,869,817 shares of Common Stock reserved for issuance under the Stock Option Plan, of which options for an aggregate of 3,930,443 shares of Common Stock were issued and outstanding and options for an aggregate of 2,131,235 shares of Common Stock were exercisable and (ii) 769,705 shares of Common Stock reserved for issuance under the Employee Stock Purchase Plans. Shares issued under the Stock Option Plan and Employee Stock Purchase Plans will be freely tradable unless acquired by affiliates of the Company, as defined in Rule 144 of the Securities Act. Sales of such shares in the public market, or the perception that such sales may occur, could adversely affect the market price of the Common Stock or impair the Company's ability to raise additional capital in the future.

         Anti-Takeover Provisions; Issuance of Preferred Stock. On March 31, 1999, the Board of Directors of the Company adopted a Preferred Share Purchase Rights Plan (the "Rights Plan") and, in connection therewith, declared a dividend distribution of one preferred share purchase right ("Right") on each outstanding share of the Company's common stock to shareholders of record at the close of business on April 9, 1999. The Board of Directors also adopted various amendments to the Company's Bylaws, including provisions in connection with shareholder meetings, actions by written consent and other matters. These provisions could render more difficult or discourage an attempt to obtain control of the Company through a proxy contest or consent solicitation. See Note 14 to the Consolidated Financial Statements.

Item 2.  Properties
-------  ----------

         The Company leases its corporate office located in Sunrise, Florida (approximately 80,000 square feet). The Company also owns its former executive offices located in Fort Lauderdale, Florida (approximately 30,000 square feet). During 1999, the Company leased space in other facilities in various states for its business and medical offices, storage space, and temporary housing of medical staff, with aggregate annual rents of approximately $1,922,000. See Note 9 to the Consolidated Financial Statements.

Item 3.  Legal Proceedings
-------  -----------------

         In February 1999, the first of several federal securities law class actions was commenced against the Company and three of its principal officers in United States District Court for the Southern District of Florida ("District Court"). The Plaintiffs are shareholders purporting to represent a class of all open market purchasers of the Company's common stock between April 28, 1998, and various dates through and including April 1, 1999. They claim that during that period the Company violated the antifraud provisions of the federal securities laws by issuing false and misleading statements concerning its accounting practices and financial results, focusing in particular on the capitalization of certain payments made to employees in connection with acquisitions and revenue recognition in light of recent inquiries initiated by state investigators into the Company's billing practices. The Plaintiffs seek damages in an undetermined amount based on the alleged decline in the value of the common stock after the Company disclosed the issue with respect to the capitalization of certain payments and the inquiries by state investigators. On June 24, 1999, the Judge of the District Court entered an Order of Consolidation consolidating into one case the several federal securities law class action lawsuits. On August 20, 1999, the Judge entered two Orders in the case. The first Order granted the motion made by the three public pension funds to be appointed as lead Plaintiffs and to have their counsel appointed as lead Plaintiffs' counsel. The second Order set the administrative mechanism for handling the consolidated cases, including the time limitations for the filing of a Consolidated Amended Class Action Complaint. On October 7, 1999, the Company filed a Motion to Dismiss the Consolidated Amended Class Action Complaint. On January 19, 2000, the Judge granted defendants' Motion to Dismiss based on deficiencies in the allegations which rendered the pleading insufficient as a matter of law. The Judge provided that the Plaintiffs could file an Amended Complaint on or before February 3, 2000. The Plaintiffs filed a Second Amended Complaint on February 3, 2000. On March 10, 2000, the Company filed a Motion to Dismiss the Second Amended Consolidated Class Action Complaint. The Plaintiffs answering memorandum is due on March 30, 2000, and the Company's reply memorandum is due on April 10, 2000. The Company continues to believe that the claims are without merit and intends to defend them vigorously.

         In April 1999, the Company received requests, and in one case a subpoena, from investigators in Arizona, Colorado and Florida for information related to its billing practices. The Company is fully cooperating with these inquiries. Although the Company believes that its billing practices are proper, the investigations are ongoing and the Company is unable to predict at this time whether they will have a material adverse effect on the Company's business, financial condition or results of operations.

         During the ordinary course of business, the Company has become a party to pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice and are generally covered by insurance. The Company intends to vigorously defend these suits. The Company believes, based upon the investigations conducted by the Company to date, that the outcome of such legal actions and proceedings, individually or in the aggregate, will not have a material adverse effect on the Company's financial condition, results of operations or liquidity, notwithstanding any possible insurance recovery. However, if liability results from the medical malpractice claims, there can be no assurance that the Company's medical malpractice insurance coverage will be adequate to cover liabilities arising out of such proceedings. See "Business - Factors to be Considered - Professional Liability and Insurance."

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         No matter was submitted to a vote of security holders during the fiscal quarter ended December 31, 1999.

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

                                        High                      Low
                                        ----                      ---
         1998
         ----
         First Quarter                  46 9/16                   35 7/8
         Second Quarter                 50 1/4                    32 3/16
         Third Quarter                  49 7/8                    33 3/8
         Fourth Quarter                 60 7/8                    35 5/8

         1999
         ----
         First Quarter                  65 9/16                   18 1/16
         Second Quarter                 28 3/8                    13 1/8
         Third Quarter                  21 1/4                    12 1/2
         Fourth Quarter                 13 7/8                      6

         As of March 9, 2000 there were approximately 139 holders of record of the 15,625,265 outstanding shares of Common Stock. The closing sales price for the Common Stock on March 9, 2000 was $7.63.

         The Company did not declare or pay in 1998 or 1999, nor does it currently intend to declare or pay in the future, any cash dividends on its Common Stock, but intends to retain all earnings for the operation and expansion of its business. The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, results of operations, capital requirements, the general financial condition of the Company, general business conditions and contractual restrictions on payment of dividends, if any, as well as such other factors as the Board of Directors may deem relevant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Item 6.  Selected Financial Data (in thousands, except per share and other
-------  -----------------------------------------------------------------
operating data)
---------------

         The selected consolidated financial data set forth as of and for each of the five years in the period ended December 31, 1999, have been derived from the Consolidated Financial Statements, which statements have been audited. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and the notes thereto included elsewhere herein.

                                                          -------------------------------------------------------------------------
                                                                                  Years Ended December 31,
                                                          -------------------------------------------------------------------------
                                                            1995            1996            1997            1998            1999
                                                          ---------       ---------       ---------       ---------       ---------
Consolidated Income
Statement Data:
Net patient service revenue                               $  43,860       $  80,833       $ 128,850       $ 185,422       $ 227,042
Operating expenses:
   Salaries and benefits                                     29,545          52,732          81,486         113,748         148,915
   Supplies and other operating expenses                      3,451           6,262           9,765          14,050          21,053
   Depreciation and amortization                                363           1,770           4,522           8,673          12,068
                                                          ---------       ---------       ---------       ---------       ---------
     Total operating expenses                                33,359          60,764          95,773         136,471         182,036
                                                          ---------       ---------       ---------       ---------       ---------
Income from operations                                       10,501          20,069          33,077          48,951          45,006
Investment income                                               804           2,096           2,102             564             296
Interest expense                                               (117)           (192)           (324)         (1,013)         (2,697)
                                                          ---------       ---------       ---------       ---------       ---------
Income  before income taxes                                  11,188          21,973          34,855          48,502          42,605
Income tax provision                                          4,475           8,853          13,942          19,403          17,567
                                                          ---------       ---------       ---------       ---------       ---------
Net income                                                $   6,713       $  13,120       $  20,913       $  29,099       $  25,038
                                                          =========       =========       =========       =========       =========

Per share data :
Net income per common share
   Basic                                                  $    0.70       $    0.95       $    1.39       $    1.91       $    1.61
                                                          =========       =========       =========       =========       =========
   Diluted                                                $    0.57       $    0.90       $    1.33       $    1.82       $    1.58
                                                          =========       =========       =========       =========       =========
Weighted average shares
    outstanding
   Basic                                                      8,092          13,806          15,021          15,248          15,513
                                                          =========       =========       =========       =========       =========
   Diluted                                                   11,855          14,535          15,743          15,987          15,860
                                                          =========       =========       =========       =========       =========

-------  ----------------------------------

                                                        -------------------------------------------------------------------------
                                                                                Years Ended December 31,
                                                        -------------------------------------------------------------------------
                                                          1995            1996            1997            1998            1999
                                                        ---------       ---------       ---------       ---------       ---------
Other Operating Data:
Number of physicians at end of
  period                                                    114              195              260              350              434
Number of births                                         59,186          132,796          200,616          268,923          337,480
NICU admissions                                           7,611           14,250           21,203           27,911           33,942
NICU patient days                                        87,672          185,702          325,199          450,225          548,064

Consolidated Balance Sheet
 Data:
Cash and cash equivalents                             $  18,499        $  18,435        $  18,562        $     650        $     825
Working capital                                          53,448           81,187           53,908           14,915          (16,352)
Total assets                                             69,881          162,869          203,719          270,658          334,790
Total liabilities                                         7,071           26,548           40,010           63,265          105,903
Long term debt, including
 current maturites                                          815            2,950            2,750           10,400           50,743
Minority interest                                          --               --               --              6,342             --
Stockholders' equity                                     62,810          136,321          163,709          201,051          228,887


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
of Operations
-------------

General

         Pediatrix is the nation's leading provider of neonatal physician services to hospital-based NICUs. In addition, the Company believes it is the nation's leading provider of perinatal physician services. Pediatrix was founded in 1979 by Drs. Roger Medel and Gregory Melnick. Since obtaining its first hospital contract in 1980, the Company has grown by increasing revenues at existing units ("same unit growth") and by adding new units. The Company also provides physician management services to hospital-based PICUs and pediatrics departments in hospitals.

         In July 1995, the Company completed its first acquisition of a neonatal physician group practice. Since its initial public offering in September 1995, the Company has enhanced its management infrastructure, thereby strengthening its ability to identify acquisition candidates, consummate transactions and integrate acquired physician group practices into the Company's operations. During 1999, the Company completed 11 acquisitions, which added 23 NICUs, four perinatal practices and one PICU. Additionally, two NICUs and one PICU were added through the Company's internal marketing activities. The Company has developed combined perinatal and neonatal networks in Seattle-Tacoma, Denver, Phoenix-Tucson, Fort Worth, Kansas City and Reno and intends to develop additional regional and state-wide networks. The Company has also established neonatal networks in Southern California and Oklahoma. The Company believes these networks, augmented by ongoing marketing and acquisition efforts, will strengthen its position with third-party payors, such as Medicaid and managed care organizations.

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

                                  Years Ended December 31,
                       -----------------------------------------------
                           1997             1998             1999
                       ------------     ------------     -------------
NICU                          85.4%            85.6%             84.3%
PICU and PEDS                  2.2%             2.0%              1.6%
Other(1)                      12.4%            12.4%             14.1%
                       ------------     ------------     -------------
                             100.0%           100.0%            100.0%
                       ============     ============     =============

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

                                         Years Ended December 31,
                            -----------------------------------------------
                               1997             1998             1999
                            ------------    -------------    --------------
Government                          22%              22%               21%
Managed Care                        31%              39%               45%
Other third parties                 44%              37%               33%
Private pay                          3%               2%                1%
                            ------------    -------------    --------------
                                   100%             100%              100%
                            ============    =============    ==============

         The payor mix shown above is not necessarily representative of the amount of services provided to patients covered under these plans. For example, services provided to patients covered under government programs represented approximately 41% of the Company's total gross patient service revenue but only 21% of net patient service revenue during 1999.

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

         The following table sets forth, for the periods indicated, certain information related to the Company's operations expressed as a percentage of the Company's net patient service revenue (patient billings net of contractual adjustments and uncollectibles, and including administrative fees):

                                                            Years Ended December 31,
                                              -------------------------------------------------
                                                  1997              1998              1999
                                              --------------    -------------     -------------
Net patient service revenue                            100%             100%              100%
Operating expenses:
  Salaries and benefits                                63.2             61.3              65.6
  Supplies and other operating expenses                 7.6              7.6               9.3
  Depreciation and amortization                         3.5              4.7               5.3
                                              --------------    -------------     -------------
     Total operating expenses                          74.3             73.6              80.2
                                              --------------    -------------     -------------
  Income from operations                               25.7             26.4              19.8
Other income (expense), net                             1.3            (0.2)             (1.1)
                                              --------------    -------------     -------------
  Income before income taxes                           27.0             26.2              18.7
Income tax provision                                   10.8             10.5               7.7
                                              --------------    -------------     -------------
  Net income                                          16.2%            15.7%             11.0%
                                              ==============    =============     =============

Year Ended December 31, 1999 as Compared to Year Ended December 31, 1998

         The Company reported net patient service revenue of $227.0 million for the year ended December 31, 1999, as compared with $185.4 million in 1998, a growth rate of 22.4%. This growth is attributable to new units at which the Company provides services as a result of acquisitions. Same unit net patient service revenue decreased approximately $7.9 million, or 5.3%, for the year ended December 31, 1999, compared to the year ended December 31, 1998. The decline in same unit patient service revenue is primarily the result of a lower acuity level of patient service billed in 1999 as compared to 1998. Services provided at these units in 1999 actually increased over 1998. Same units are those units at which the Company provided services for the entire current period and the entire comparable period.

         Salaries and benefits increased $35.2 million, or 30.9%, to $148.9 million for the year ended December 31, 1999, as compared with $113.7 million for the same period in 1998. Of this increase, $20.5 million, or 58.2% was attributable to hiring new physicians, primarily to support new unit growth, and the remaining $14.7 million was primarily attributable to increased support staff and resources added in the areas of nursing, management and billing and reimbursement. During 1999, the Company continued to invest in the infrastructure required to manage and grow the Company into the future. Supplies and other operating expenses increased $7.0 million, or 49.8%, to $21.1 million for the year ended December 31, 1999, as compared with $14.1 million for the year ended December 31, 1998. The increase was primarily the result of (i) increased legal fees related to government investigations (see Legal Proceedings); (ii) new units; and (iii) the addition of new outpatient offices. Outpatient services require a higher level of office supplies than do inpatient services. Depreciation and amortization expense increased by $3.4 million, or 39.1%, to $12.1 million for the year ended December 31, 1999, as compared with $8.7 million for the year ended December 31, 1998, primarily as a result of amortization of goodwill in connection with acquisitions.

         Income from operations decreased $4.0 million, or 8.1%, to $45.0 million for the year ended December 31, 1999, as compared with $49.0 million for the year ended December 31, 1998.

          The Company recorded net interest expense of approximately $2.4 million for the year ended December 31, 1999, as compared with net interest expense of approximately $449,000 for the year ended December 31, 1998. The increase in interest expense in 1999 is primarily the result of funds used for the acquisition of physician practices and the use of the Company's line of credit for such purposes.

         The effective income tax rate was approximately 41.2% and 40.0% for the years ended December 31, 1999 and 1998, respectively. The increase was the result of a growth in non-deductible amounts associated with goodwill as a percentage of pretax income.

         Net income decreased 14.0% to $25.0 million for the year ended December 31, 1999, as compared with $29.1 million for the same period in 1998. Diluted net income per common and common equivalent share decreased to $1.58 for the year ended December 31, 1999, compared to $1.82 for the same period in 1998.

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

         Salaries and benefits increased $32.2 million, or 39.6%, to $113.7 million for the year ended December 31, 1998, as compared with $81.5 million for the same period in 1997. Of this increase, $23.1 million, or 71.5% was attributable to hiring new physicians, primarily to support new unit growth, and the remaining $9.1 million was primarily attributable to increased support staff and resources added in the areas of nursing, management and billing and reimbursement. Supplies and other operating expenses increased $4.3 million, or 43.9%, to $14.1 million for the year ended December 31, 1998, as compared with $9.8 million for the year ended December 31, 1997. The increase was primarily the result of new units and the addition of several new outpatient offices. Outpatient services require a higher level of office supplies than do inpatient services. Depreciation and amortization expense increased by $4.2 million, or 91.8%, to $8.7 million for the year ended December 31, 1998, as compared with $4.5 million for the year ended December 31, 1997, primarily as a result of amortization of goodwill in connection with acquisitions.

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

         Net income increased 39.1% to $29.1 million for the year ended December 31, 1998, as compared with $20.9 million for the year ended December 31, 1997. Diluted net income per common and common equivalent share increased to $1.82 for year ended December 31, 1998, compared to $1.33 for the same period in 1997.

Quarterly Results

         The following table presents certain unaudited quarterly financial data for each of the quarters in the years ended December 31, 1998 and 1999. This information has been prepared on the same basis as the Consolidated Financial Statements appearing elsewhere in this Annual Report and include, in the opinion of the Company, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements and the notes thereto. The Company has historically experienced and expects to continue to experience quarterly fluctuations in net patient service revenue and net income. As a result, the operating results for any quarter are not necessarily indicative of results for any future period or for the full year.

                                       1998 Calendar Quarters                      1999 Calendar Quarters
                              ------------------------------------------  ------------------------------------------
                                First     Second      Third     Fourth      First     Second      Third     Fourth
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                   (In thousands, except for per share data)
Net patient service revenue    $37,808   $ 46,144   $ 49,351    $52,119   $ 53,826   $ 56,767   $ 57,921   $ 58,528
Operating expenses:
    Salaries and benefits       23,560     28,584     30,334     31,270     34,390     35,321     39,329     39,875
    Supplies and other
    operating expenses           2,695      3,393      3,575      4,387      4,526      5,076      5,774      5,677
    Depreciation and
    amortization                 1,688      2,125      2,372      2,488      2,666      2,971      3,168      3,263
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Total operating
     expenses                   27,943     34,102     36,281     38,145     41,582     43,368     48,271     48,815
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income from operations           9,865     12,042     13,070     13,974     12,244     13,399      9,650      9,713
Other income (expense), net        337      (197)      (354)      (235)      (160)      (380)      (905)      (956)
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income before income taxes      10,202     11,845     12,716     13,739     12,084     13,019      8,745      8,757
Income tax provision             4,083      4,738      5,086      5,496      4,834      5,207      3,760      3,766
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income                      $6,119    $ 7,107    $ 7,630    $ 8,243    $ 7,250    $ 7,812    $ 4,985     $4,991
                              =========  =========  =========  =========  =========  =========  =========  =========
Per share data :
   Net income per common
   and common equivalent
   Share:
        Basic                   $  .40     $  .47     $  .50     $  .54     $  .47     $  .50     $  .32     $  .32
                              =========  =========  =========  =========  =========  =========  =========  =========
        Diluted                 $  .39     $  .45     $  .48     $  .51     $  .45     $  .50     $  .32     $  .32
                              =========  =========  =========  =========  =========  =========  =========  =========

Liquidity and Capital Resources

         During 1999, the Company completed the acquisition of 11 physician group practices, utilizing approximately $51.4 million in cash and 1,000,000 shares of stock in a subsidiary of the Company. These acquisitions were funded principally by the Company's Line of Credit. As of December 31, 1999, the Company had approximately $825,000 of cash and cash equivalents on hand.

         As of December 31, 1999, the Company had a working capital deficit of approximately $16.4 million, a decrease of $31.3 million from the working capital of $14.9 million available at December 31, 1998. The net decrease is principally due to the classification of the Company's Line of Credit as a current liability at December 31, 1999. Excluding the amount due under the Line of Credit, working capital increased by approximately $17.1 million.

         On June 27, 1996, the Company entered into an unsecured revolving credit facility (the "Credit Facility") with BankBoston and SunTrust Bank. During 1997, the Company increased the amount available under the Credit Facility to $75.0 million, which includes a $2.0 million amount reserved to cover deductibles under the Company's professional liability insurance policies. The Company uses the amount available under the Credit Facility primarily for acquisitions. The Credit Facility matures on September 30, 2000. At the Company's option, the Credit Facility bears interest at either LIBOR plus .875%, or the prime rate announced by BankBoston. As of

December 31, 1999, there was approximately $48.4 million outstanding under the Credit Facility. The Company is currently evaluating several options to obtain financing beyond the current maturity of its Line of Credit. However, there can be no assurance that the Company will be able to obtain financing in amounts and on terms substantially similar to its Credit Facility on or prior to September 30, 2000.

         The Company's annual capital expenditures have typically been for computer hardware and software and for furniture, equipment and improvements at the corporate headquarters. During the year ended December 31, 1999, capital expenditures amounted to approximately $3.6 million.

         Provided the Company is able to secure financing in amounts similar to those currently available under its Line of Credit, it anticipates that funds generated from operations, together with cash on hand, and funds available under such financing will be sufficient to meet its working capital requirements and finance required capital expenditures for at least the next twelve months.

Billing Inquiries

         In April 1999, the Company received requests, and in one case a subpoena, from investigators in Arizona, Colorado and Florida for information related to its billing practices. The Company is fully cooperating with these inquiries. Although the Company believes that its billing practices are proper, the investigations are ongoing and the Company is unable to predict at this time whether they will have a material adverse effect on the Company's business, financial condition or results of operations.

Status of Year 2000 Compliance

         During 1999, the Company completed testing on all of its critical systems which include its clinical, billing, general ledger and accounts payable systems. In addition, the Company completed an inventory and certain tests of its information technology assets as well as critical non-information technology related assets and services, including embedded microprocessors in, for example, ultra-sound machines. As a result of the Company's planning and implementation efforts, no disruptions related to critical systems or critical assets and services were experienced during early 2000. The Company's costs to date related to the year 2000 transition have not been material.

         In preparing for the year 2000, the Company also requested certain information from its payors, vendors, financial institutions and hospital customers in order to evaluate their compliance plans and state of readiness. To date, the Company has not experienced any significant year 2000 transition problems with third parties. The Company will continue to monitor its third parties to determine what, if any, impact latent year 2000 problems may have on its business.

Accounting Matters

         Effective January 1, 1999, the Company adopted a policy of expensing certain incremental internal costs directly related to completed acquisitions as incurred. For the year ended December 31, 1999, the Company expensed such costs which totaled approximately $706,000. Historically, the Company had capitalized these costs as a component of the acquisition costs. Had these costs been expensed for the years ended December 31, 1997 and 1998 the impact on net income would have been approximately $1.3 million and $1.4 million, respectively.

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of SFAS No. 133 was delayed by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133." SFAS No. 133 is now effective for all quarters of all fiscal years beginning after

June 15, 2000, with early adoption permitted. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It is currently anticipated that the Company will adopt SFAS No. 133 on January 1, 2001, and that SFAS No. 133 will not have a significant financial statement impact upon adoption.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------  ----------------------------------------------------------

             The Company's unsecured revolving Credit Facility, mortgage note payable and certain operating lease agreements are subject to market risk and interest rate changes. The total amount available under the Credit Facility is $75 million. At the Company's option, the Credit Facility bears interest at either LIBOR plus .875% or prime. The mortgage note payable bears interest at prime and the leases bear interest at LIBOR based variable rates. The outstanding principal balances on the Credit Facility and mortgage note payable were approximately $48.4 million and $2.4 million, respectively, at December 31, 1999. The outstanding balances related to the operating leases totaled approximately $16.4 million at December 31, 1999. Considering the total outstanding balances under these instruments at December 31,1999 of approximately $67.2 million, a 1% change in interest rates would result in an impact to pre-tax earnings of approximately $672,000 per year.

Item 8.   Financial Statements and Supplementary Data
-------   -------------------------------------------

             The following Consolidated Financial Statements of the Company are included in this Annual Report on Form 10-K on the pages set forth below:

                                                                                                      Page
                                                                                                      ----
         Report of Independent Certified Public Accountants............................................31

         Independent Auditors' Report..................................................................32

         Consolidated Balance Sheets as of December 31, 1998 and 1999..................................33

         Consolidated Statements of Income for the Years Ended
                      December 31, 1997, 1998 and 1999.................................................34

         Consolidated Statements of Stockholders' Equity for the
                      Years Ended December 31, 1997, 1998 and 1999.....................................35

         Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 1997, 1998 and 1999.....................................................36

         Notes to Consolidated Financial Statements....................................................37


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Pediatrix Medical Group, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Pediatrix Medical Group, Inc. and subsidiaries (the "Company") at December 31, 1999, and the results of their operations and their cash flows for the year ended December 31, 1997 and the year ended December 31, 1999, in conformity with generally accepted accounting principles in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Fort Lauderdale, Florida
February 1, 2000

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

KPMG LLP

Fort Lauderdale, Florida
March 22, 1999

PEDIATRIX MEDICAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                                                               December 31,
                                                                                                   ---------------------------------
                       ASSETS                                                                        1998                     1999
                                                                                                   --------                 --------
Current assets:
   Cash and cash equivalents                                                                       $    650                 $    825
   Accounts receivable, net                                                                          61,599                   77,726
   Prepaid expenses                                                                                     682                      468
   Other assets                                                                                         769                      962
                                                                                                   --------                 --------

     Total current assets                                                                            63,700                   79,981

Property and equipment, net                                                                          11,942                   13,567
Other assets, net                                                                                   195,016                  241,242
                                                                                                   --------                 --------

     Total assets                                                                                  $270,658                 $334,790
                                                                                                   ========                 ========

         LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                                           $ 30,043                 $ 29,099
   Income taxes payable                                                                               3,938                       92
   Line of credit                                                                                      --                     48,393
   Current portion of note payable                                                                      200                      200
   Deferred income taxes                                                                             14,604                   18,549
                                                                                                   --------                 --------

     Total current liabilities                                                                       48,785                   96,333

Line of credit                                                                                        7,850                     --
Note payable                                                                                          2,350                    2,150
Deferred income taxes                                                                                 3,327                    5,111
Deferred compensation                                                                                   953                    2,309
                                                                                                   --------                 --------

     Total liabilities                                                                               63,265                  105,903
                                                                                                   --------                 --------

Minority interest                                                                                     6,342                     --
Commitments and contingencies

Stockholders' equity:
   Preferred stock; $.01 par value, 1,000,000
     shares authorized, none issued and
     outstanding at December 31, 1998 and 1999                                                         --                       --
   Common stock; $.01 par value, 50,000,000
     shares authorized at December 31, 1998
     and 1999,15,400,315 and 15,625,265
     shares issued and outstanding at
     December 31, 1998 and 1999, respectively                                                           154                      156
   Additional paid-in capital                                                                       130,720                  133,516
   Retained earnings                                                                                 70,177                   95,215
                                                                                                   --------                 --------

     Total stockholders' equity                                                                     201,051                  228,887
                                                                                                   --------                 --------

     Total liabilities and stockholders' equity                                                    $270,658                 $334,790
                                                                                                   ========                 ========

The accompanying notes are an integral part of these consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for per share data)

                                                                                              Years Ended December 31,
                                                                              -----------------------------------------------------
                                                                                 1997                  1998                  1999
                                                                              ---------             ---------             ---------
Net patient service revenue                                                   $ 128,850             $ 185,422             $ 227,042
                                                                              ---------             ---------             ---------

Operating expenses:
   Salaries and benefits                                                         81,486               113,748               148,915
   Supplies and other operating expenses                                          9,765                14,050                21,053
   Depreciation and amortization                                                  4,522                 8,673                12,068
                                                                              ---------             ---------             ---------

     Total operating expenses                                                    95,773               136,471               182,036
                                                                              ---------             ---------             ---------

     Income from operations                                                      33,077                48,951                45,006

Investment income                                                                 2,102                   564                   296
Interest expense                                                                   (324)               (1,013)               (2,697)
                                                                              ---------             ---------             ---------

     Income before income taxes                                                  34,855                48,502                42,605

Income tax provision                                                             13,942                19,403                17,567
                                                                              ---------             ---------             ---------

     Net income                                                               $  20,913             $  29,099             $  25,038
                                                                              =========             =========             =========

Per share data:
   Net income per common and
     common equivalent share:
     Basic                                                                    $    1.39             $    1.91             $    1.61
                                                                              =========             =========             =========
     Diluted                                                                  $    1.33             $    1.82             $    1.58
                                                                              =========             =========             =========

Weighted average shares used
     in computing net income per common
     and common equivalent share:
     Basic                                                                       15,021                15,248                15,513
                                                                              =========             =========             =========
     Diluted                                                                     15,743                15,987                15,860
                                                                              =========             =========             =========


The accompanying notes are an integral part of these consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

                                                        Common Stock
                                              ---------------------------------       Additional
                                                Number of                               Paid-In             Retained
                                                  Shares             Amount             Capital             Earnings
                                              ---------------    ---------------     --------------      ---------------
Balance at December 31, 1996                      14,865           $     149           $ 116,037            $  20,165

Net income                                          --                  --                  --                 20,913
Common stock issued                                  276                   2               3,480                 --
Tax benefit related to
      employee stock options and
      stock purchase plans                          --                  --                 2,874                 --
                                               ---------           ---------           ---------            ---------

Balance at December 31, 1997                      15,141                 151             122,391               41,078

Net income                                          --                  --                  --                 29,099
Common stock issued                                  259                   3               5,833                 --
Tax benefit related to
      employee stock options
      and stock purchase plans                      --                  --                 2,496                 --
                                               ---------           ---------           ---------            ---------

Balance at December 31, 1998                      15,400                 154             130,720               70,177

Net income                                          --                  --                  --                 25,038
Common stock issued                                  225                   2               2,253                 --
Tax benefit related to
      employee stock options
      and stock purchase plans                      --                  --                   792                 --
Other                                               --                  --                  (249)                --
                                               ---------           ---------           ---------            ---------

Balance at December 31, 1999                      15,625           $     156           $ 133,516            $  95,215
                                               =========           =========           =========            =========

The accompanying notes are an integral part of these consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                             Years Ended December 31,
                                                                                ---------------------------------------------------
                                                                                    1997                1998               1999
                                                                                -------------       -------------       -----------
Cash flows from operating activities:
   Net income                                                                      $ 20,913            $ 29,099            $ 25,038
   Adjustments to reconcile net income to net
      cash provided from operating activities:
     Depreciation and amortization                                                    4,522               8,673              12,068
     Deferred income taxes                                                            6,503               5,096               5,729
     Changes in assets and liabilities:
       Accounts receivable                                                          (14,534)            (19,826)            (16,127)
       Prepaid expenses and other assets                                                198                   8                 (42)
       Other assets                                                                    (232)                282                (236)
       Accounts payable and accrued expenses                                          7,205               5,344                 646
       Income taxes payable                                                           4,424               5,089              (3,054)
                                                                                   --------            --------            --------
         Net cash provided from operating
             activities                                                              28,999              33,765              24,022
                                                                                   --------            --------            --------

Cash flows used in investing activities:
   Physician group acquisition payments                                             (60,158)            (88,939)            (51,443)
   Purchase of investments                                                          (14,003)             (9,939)               --
   Proceeds from sale of investments                                                 44,207              36,982                --
   Purchase of subsidiary stock                                                        --                  --               (17,151)
   Purchase of property and equipment                                                (2,200)             (3,267)             (3,608)
                                                                                   --------            --------            --------

         Net cash used in investing activities                                      (32,154)            (65,163)            (72,202)
                                                                                   --------            --------            --------

Cash flows from financing activities:
   Borrowings on line of credit, net                                                   --                 7,850              40,543
   Payments on notes payable                                                           (200)               (200)               (200)
   Proceeds from issuance of common stock                                             3,482               5,836               2,255
   Proceeds from issuance of subsidiary stock                                          --                  --                 5,757
                                                                                   --------            --------            --------

         Net cash provided from financing activities                                  3,282              13,486              48,355
                                                                                   --------            --------            --------

Net increase (decrease) in cash and cash
    equivalents                                                                         127             (17,912)                175
Cash and cash equivalents at beginning of year                                       18,435              18,562                 650
                                                                                   --------            --------            --------

Cash and cash equivalents at end of year                                           $ 18,562            $    650            $    825
                                                                                   ========            ========            ========

Supplemental disclosure of cash flow information:
    Cash paid for:
       Interest                                                                    $    310            $    990            $  2,338
       Income taxes                                                                $  2,651            $ 10,202            $ 14,910


The accompanying notes are an integral part of these consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       General:

         The principal business activity of Pediatrix Medical Group, Inc. ("Pediatrix" or the "Company") is to provide neonatal and perinatal physician services. The Company provides services in 25 states and Puerto Rico. Contractual arrangements with hospitals include a) fee-for-service contracts whereby hospitals agree, in exchange for the Company's services, to authorize the Company and its healthcare professionals to bill and collect the professional component of the charges for medical services rendered by the Company's healthcare professionals; and b) administrative fees whereby the Company is assured a minimum revenue level.

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

PEDIATRIX MEDICAL GROUP, INC.

2.       Summary of Significant Accounting Policies, Continued:

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

         Concentration of credit risk relating to accounts receivable is limited by number, diversity and geographic dispersion of the business units managed by the Company, as well as by the large number of patients and payors, including the various governmental agencies in the states in which the Company provides services. Receivables from government agencies made up approximately 15% and 18% of net accounts receivable at December 31, 1998 and 1999, respectively.

         Cash Equivalents

         Cash equivalents are defined as all highly liquid financial instruments with maturities of 90 days or less from the date of purchase. The Company maintains its cash and cash equivalents which consist principally of demand deposits and amounts on deposit in money market accounts with principally one financial institution.

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

         At each balance sheet date following the acquisition of a business, the Company reviews the carrying value of the goodwill to determine if facts and circumstances suggest that it may be impaired or that the amortization period may need to be changed. The Company considers external factors relating to each acquired business, including hospital and physician contract changes, local market developments, changes in third-party payments, national health care trends, and other publicly available information. If these external factors indicate the goodwill will not be recoverable, as determined based upon undiscounted cash flows before interest charges of the business acquired over the remaining amortization period, the carrying value of the goodwill will be reduced. The Company does not believe there currently are any indicators that would require an adjustment to the carrying value of the goodwill or its estimated periods of recovery at December 31, 1999.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

2.       Summary of Significant Accounting Policies, Continued:

         Other Assets, Continued

         Effective January 1, 1999, the Company adopted a policy of expensing certain incremental internal costs directly related to completed acquisitions as incurred. For the year ended December 31, 1999, the Company expensed such costs which totaled approximately $706,000.

         Historically, the Company had capitalized these costs as a component of the acquisition costs. Had these costs been expensed for the years ended December 31, 1997 and 1998 the impact on net income would have been approximately $1.3 million and $1.4 million, respectively.

         Professional Liability Coverage

         The Company maintains professional liability coverage, which indemnifies the Company and its healthcare professionals on a claims-made basis with a portion of self insurance retention. The Company records a liability for self-insured deductibles and an estimate of its liabilities for claims incurred but not reported based on an actuarial valuation. Liabilities for claims incurred but not reported are not discounted.

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

PEDIATRIX MEDICAL GROUP, INC.

2.       Summary of Significant Accounting Policies, Continued:

         Net Income Per Share

         The Company computes basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share". Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of the dilutive effect of outstanding options calculated using the treasury stock method.

         Comprehensive Income

         During 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income", which requires that all items recognized under accounting standards as components of comprehensive income be reported in the financial statements. The components of comprehensive income not reflected in the Company's net income are related to the unrealized gains and losses on investments. For the years ended December 31, 1997, 1998 and 1999, the net impact of recording these items was $119,000, ($89,000) and $0, respectively.

         Fair Value of Financial Instruments

         The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of these items.

         The carrying amount of the note payable and line of credit approximates fair value because the interest rates on these instruments change with market interest rates.

         Fourth Quarter Adjustments

         During the fourth quarter of 1999, the Company recorded an adjustment to reduce the Company's elective contribution to its qualified contributory savings plan. Approximately $600,000 of this adjustment related to expenses recorded in prior quarters.

3.       Accounts Receivable and Net Patient Service Revenue:

         Accounts receivable consists of the following:

                                                                             December 31,
                                                                ---------------------------------------
                                                                      1998                  1999
                                                                -----------------     -----------------
                                                                            (in thousands)
         Gross accounts receivable                                    $  149,035        $  180,205
          Allowance for contractual adjustments
              and uncollectibles                                        (87,436)         (102,479)
                                                                -----------------     -----------------

                                                                      $   61,599        $   77,726
                                                                =================     =================

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

3.       Accounts Receivable and Net Patient Service Revenue, Continued:

         Net patient service revenue consists of the following:

                                                                Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1997               1998               1999
                                                   --------------     --------------     --------------
                                                                     (in thousands)
         Gross patient service revenue                 $ 260,112          $ 386,593          $ 485,917
         Contractual adjustments
           and uncollectibles                          (137,385)          (209,817)          (272,812)
         Hospital contract administrative
           fees                                            6,123              8,646             13,937
                                                   --------------     --------------     --------------
                                                       $ 128,850          $ 185,422          $ 227,042
                                                   ==============     ==============     ==============

4.       Property and Equipment:

         Property and equipment consists of the following:

                                                                            December 31,
                                                                -------------------------------------
                                                                    1998                    1999
                                                                -------------           -------------
                                                                           (in thousands)
         Land and land improvements                                 $  1,493                $  1,493
         Building                                                      4,323                   4,323
         Equipment and furniture                                       9,615                  13,482
                                                                -------------           -------------
                                                                      15,431                  19,298
         Accumulated depreciation                                    (3,689)                 (5,731)
         Construction in progress                                        200                      --
                                                                -------------           -------------
                                                                    $ 11,942                $ 13,567
                                                                =============           =============

5.       Other Assets:

         Other assets consists of the following:

                                                                            December 31,
                                                                -------------------------------------
                                                                    1998                    1999
                                                                -------------           -------------
                                                                           (in thousands)
         Excess of cost over net assets
           acquired                                                 $204,070                $258,812
         Physician agreements                                          1,692                   1,692
         Other                                                         2,309                   3,805
                                                                -------------           -------------

                                                                     208,071                 264,309
         Accumulated amortization                                   (13,055)                (23,067)
                                                                -------------           -------------
                                                                    $195,016                $241,242
                                                                =============           =============

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

5.       Other Assets, Continued:

         During 1998, the Company completed the acquisition of 15 physician group practices. Total consideration and related costs for these acquisitions approximated $88.9 million in cash and 6,176,546 shares of stock in a subsidiary of the Company. In connection with these transactions, the Company recorded assets totaling approximately $96.4 million, principally goodwill, and liabilities of approximately $3.7 million.

         During 1999, the Company completed the acquisition of 11 physician group practices. Total consideration and related costs for these acquisitions approximated $51.4 million in cash and 1,000,000 shares of stock in a subsidiary of the Company. In connection with these transactions, the Company recorded assets totaling approximately $55.0 million, principally goodwill.

         The Company has accounted for the transactions using the purchase method of accounting and the excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over 25 years.

         The results of operations of the acquired companies have been included in the consolidated financial statements from the dates of acquisition.

         The following unaudited pro forma information combines the consolidated results of operations of the Company and the companies acquired during 1998 and 1999 as if the acquisitions had occurred on January 1, 1998:

                                              Years Ended December 31,
                                        -------------------------------------
                                            1998                    1999
                                        -------------           --------------
                                                (in thousands, except
                                                    Per share data)

         Net patient service revenue        $226,975                 $236,427
         Net income                           30,715                   25,421
         Net income per share:
           Basic                               $2.01                    $1.64
           Diluted                             $1.92                    $1.60

         The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

6.       Accounts Payable and Accrued Expenses:

         Accounts payable and accrued expenses consist of the following:

                                                                            December 31,
                                                                -------------------------------------
                                                                    1998                      1999
                                                                -------------           --------------
                                                                           (in thousands)
         Accounts payable                                            $10,373                   $9,664
         Accrued salaries and bonuses                                  6,433                    4,366
         Accrued payroll taxes and benefits                            4,465                    4,258
         Accrued professional liability
           coverage                                                    6,866                    7,134
         Other accrued expenses                                        1,906                    3,677
                                                                -------------           --------------
                                                                     $30,043                  $29,099
                                                                =============           ==============

7.       Note Payable:

         Note payable consists of the following:

                                                                            December 31,
                                                                -------------------------------------
                                                                    1998                    1999
                                                                -------------           --------------
                                                                           (in thousands)

         Mortgage payable to bank                                     $2,550                   $2,350

           Current portion                                             (200)                    (200)
                                                                -------------           --------------
                                                                      $2,350                   $2,150
                                                                =============           ==============

         The Company's mortgage loan agreement requires quarterly payments totaling $200,400 per year plus interest through the maturity date of the loan at which time the unpaid principal balance of $1,647,300 is due. The mortgage bears interest at prime (8.50% at December 31, 1999), and is collateralized by the Company's two buildings. The loan matures on June 30, 2003.

         In June 1996, the Company entered into an unsecured revolving credit facility. During 1997, the amounts available under the credit facility were increased to $75 million, which includes a $2 million amount reserved to cover deductibles under the Company's professional liability insurance policies. The credit facility matures on September 30, 2000. At the Company's option, the credit facility bears interest at either LIBOR plus .875% or prime. The Company had approximately $48.4 million outstanding at December 31, 1999.

         The Company is required to maintain certain financial covenants including a requirement that the Company maintain a minimum level of net worth, as defined under the terms of the mortgage and credit facility agreement.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

8.       Income Taxes:

         The components of the income tax provision are as follows:

                                                                       December 31,
                                              ---------------------------------------------------------------
                                                  1997                     1998                    1999
                                              --------------           -------------           -------------
                                                                      (in thousands)
         Federal:
           Current                                   $6,004                 $12,339                 $11,316
           Deferred                                   5,913                   4,146                   5,116
                                              --------------           -------------           -------------
                                                     11,917                  16,485                  16,432
                                              --------------           -------------           -------------
         State:
           Current                                    1,054                   1,964                     522
           Deferred                                     971                     954                     613
                                              --------------           -------------           -------------
                                                      2,025                   2,918                   1,135
                                              --------------           -------------           -------------

              Total                                 $13,942                 $19,403                 $17,567
                                              ==============           =============           =============

         The Company files its tax return on a consolidated basis with the subsidiaries. The remaining PA Contractors file tax returns on an individual basis.

         The effective tax rate on income was 40% for the years ended December 31, 1997 and 1998 and 41.2% for the year ended December 31, 1999. The differences between the effective rate and the U.S. federal income tax statutory rate are as follows:

                                                                       December 31,
                                              ---------------------------------------------------------------
                                                  1997                     1998                    1999
                                              --------------           -------------           -------------
                                                                      (in thousands)
         Tax at statutory rate                      $12,199                 $16,975                 $14,912
         State income tax, net
            of federal benefit                        1,316                   1,897                     738
         Other, net                                     427                     531                   1,917
                                              --------------           -------------           -------------

         Income tax provision                       $13,942                 $19,403                 $17,567
                                              ==============           =============           =============


PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

8.       Income Taxes, Continued:

         The significant components of deferred income tax assets and liabilities are as follows:

                                               December 31, 1998                December 31, 1999
                                      ----------------------------------------------------------------------
                                                                Non                                  Non
                                       Total      Current     Current      Total       Current     Current
                                      ---------   ---------   ---------   ---------   ----------  ----------
                                                                  (in thousands)
         Allowance for uncollectible
            accounts                    $  124      $  124      $    -       $  86        $  86      $    -
         Net operating loss
            carryforward                 1,108       1,108           -       2,278        2,278           -
         Amortization                    2,156           -       2,156       1,909            -       1,909
         Operating reserves and
            accruals                     1,891       1,891           -       3,795        3,795           -
         Other                           1,361         777         584       1,852        1,186         666
                                      ---------   ---------   ---------   ---------   ----------  ----------
              Total deferred tax
                assets                   6,640       3,900       2,740       9,920        7,345       2,575
                                      ---------   ---------   ---------   ---------   ----------  ----------

         Accrual to cash adjustment   (16,327)    (16,327)           -    (24,670)     (24,670)           -
         Property and equipment        (2,996)           -     (2,996)     (3,302)            -     (3,302)
         Receivable discounts          (2,319)     (2,319)           -     (2,319)      (2,319)           -
         Amortization                  (3,215)           -     (3,215)     (4,872)            -     (4,872)
         Other                             286         142         144       1,583        1,095         488
                                      ---------   ---------   ---------   ---------   ----------  ----------

           Total deferred tax
            liabilities               (24,571)    (18,504)     (6,067)    (33,580)     (25,894)     (7,686)
                                      ---------   ---------   ---------   ---------   ----------  ----------

           Net deferred tax
            liability                 $(17,931)   $(14,604)   $(3,327)    $(23,660)   $(18,549)    $(5,111)
                                      =========   =========   =========   =========   ==========  ==========

         The income tax benefit related to the exercise of stock options and the purchase of shares under the Company's non-qualified employee stock purchase plan, reduces taxes currently payable and is credited to additional paid-in capital. Such amounts totaled approximately $2,874,000, $2,496,000 and $792,000 for the years ended December 31,
         1997, 1998 and 1999, respectively.

         The Company has net operating loss carryforwards for federal and state tax purposes totaling approximately $978,000, $2,993,000 and $5,992,000 at December 31, 1997, 1998 and 1999, respectively, expiring at various times commencing in 2009.

9.       Commitments and Contingencies:

         In February 1999, the first of several federal securities law class actions was commenced against the Company and three of its principal officers in United States District Court for the Southern District of Florida ("District Court"). The Plaintiffs are shareholders purporting to represent a class of all open market purchasers of the Company's common stock between April 28, 1998, and various dates through and including April 1, 1999. They claim that during that period the Company violated the antifraud provisions of the federal securities laws by issuing false and misleading statements concerning its accounting practices and financial results, focusing in particular on the capitalization of certain payments made to employees in connection with acquisitions and revenue recognition in light of recent inquiries initiated by state investigators into the Company's billing practices. The Plaintiffs seek damages in an undetermined amount based on the alleged decline in the value of the common stock after the Company disclosed the issue with respect to the capitalization of certain payments and the inquiries by state investigators. On June 24, 1999, the Judge of the District Court entered an Order of Consolidation consolidating into one case the several federal securities law class action lawsuits. On August 20, 1999, the Judge entered two Orders in the case. The first Order granted the motion made by the three public pension funds to be appointed as lead Plaintiffs and to have their counsel appointed as lead Plaintiffs' counsel. The second Order set the administrative mechanism for handling the consolidated cases, including the time limitations for the filing of a Consolidated Amended Class Action Complaint. On October 7, 1999, the Company filed a Motion to Dismiss the Consolidated Amended Class Action Complaint.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

9.       Commitments and Contingencies, Continued:

         On January 19, 2000, the Judge granted defendants' Motion to Dismiss based on deficiencies in the allegations which rendered the pleading insufficient as a matter of law. The Judge provided that the Plaintiffs could file an Amended Complaint on or before February 3, 2000. The Plaintiffs filed a Second Amended Complaint on February 3, 2000. On March 10, 2000, the Company filed a Motion to Dismiss the Second Amended Consolidated Class Action Complaint. The Plaintiffs answering memorandum is due on March 30, 2000, and the Company's reply memorandum is due on April 10, 2000. The Company continues to believe that the claims are without merit and intends to defend them vigorously.

         In April 1999, the Company received requests, and in one case a subpoena, from investigators in Arizona, Colorado and Florida for information related to its billing practices. The Company is fully cooperating with these inquiries. Although the Company believes that its billing practices are proper, the investigations are ongoing and the Company is unable to predict at this time whether they will have a material adverse effect on the Company's business, financial condition or results of operations.

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

         The Company leases space for its business and medical offices, storage space, and temporary housing of medical staff. In addition, the Company leases an aircraft. Rent expense for the years ended December 31, 1997, 1998 and 1999 was approximately $1,722,000, $2,172,000 and $3,063,000, respectively. At December 31, 1999, future minimum lease payments are as follows:

                                              (in thousands)
                                              --------------

         2000                                    $ 3,840
         2001                                      3,244
         2002                                      2,913
         2003                                      9,323
         2004                                      1,328
         Thereafter                                3,688
                                              -----------

                                                $ 24,336
                                              ===========

10.      Retirement Plan:

         The Company has a qualified contributory savings plan (the "Plan") as allowed under Section 401(k) of the Internal Revenue Code. The Plan permits participant contributions and allows elective Company contributions based on each participant's contribution. Participants may defer up to 15% of their annual compensation by contributing amounts to the Plan. The Company approved contributions of approximately $1,732,000, $2,363,000 and $1,627,000 to the Plan during the years ended December 31, 1997, 1998 and 1999, respectively.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

11.      Net Income Per Common and Common Equivalent Share:

         The calculation of basic and diluted net income per share for the years ended December 31, 1997, 1998 and 1999 are as follows:

                                                                               Years Ended December 31,
                                                                 ---------------------------------------------------
                                                                      1997              1998               1999
                                                                 --------------    --------------    ---------------
                                                                     (in thousands, except for per share data)
        Basic net income per share:

           Net Income                                               $20,913            $29,099            $25,038
                                                                    =======            =======            =======

           Weighted average common shares outstanding                15,021             15,248             15,513
                                                                    =======            =======            =======

           Basic net income per share                               $  1.39            $  1.91            $  1.61
                                                                    =======            =======            =======

        Diluted net income per share:

           Weighted average common shares outstanding                15,021             15,248             15,513

           Stock options                                                722                739                347
                                                                    -------            -------            -------

           Weighted average common and potential
                common shares outstanding                            15,743             15,987             15,860
                                                                    =======            =======            =======

           Net income                                               $20,913            $29,099            $25,038
                                                                    =======            =======            =======

           Diluted net income per share                             $  1.33            $  1.82            $  1.58
                                                                    =======            =======            =======

12.      Stock Option Plan and Employee Stock Purchase Plans:

         In 1993, the Company's Board of Directors authorized a stock option plan. Under the plan, options to purchase shares of common stock may be granted to certain employees at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within ten years from the date of grant. The stock options become exercisable on a pro rata basis over a three-year period from the date of grant. In 1999, the Company's Board of Directors approved an amendment to increase the number of shares authorized to be issued under the plan from 4,250,000 to 5,500,000. At December 31, 1999, 939,374 shares were available for future grants.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

12.      Stock Option Plan and Employee Stock Purchase Plans, Continued:

         Pertinent information covering the stock option plan is as follows:

                                                                               Weighted
                                                                                Average
                                               Number of     Option Price      Exercise       Expiration
                                                Shares        Per Share          Price           Date
                                             -------------- ---------------  --------------  --------------
         Outstanding at December 31, 1996        2,227,461    $2.84-$36.75          $18.27     2003-2006
            Granted                                783,500   $29.00-$41.38          $33.38
            Canceled                              (68,021)    $5.00-$36.00          $21.55
            Exercised                            (229,710)    $5.00-$36.00           $9.69
                                             -------------- ---------------  --------------

         Outstanding at December 31, 1997        2,713,230    $2.84-$41.38          $23.28     2003-2007
            Granted                                868,000   $32.50-$45.13          $38.80
            Canceled                              (43,034)   $19.25-$36.00          $23.37
            Exercised                            (219,025)    $5.00-$40.38          $20.02
                                             -------------- ---------------  --------------

         Outstanding at December 31, 1998        3,319,171    $2.84-$45.13          $27.55     2003-2008
            Granted                              1,558,154    $7.88-$61.00          $27.69
            Canceled                             (852,330)   $18.88-$61.00          $43.50
            Exercised                             (94,552)    $2.84-$36.13          $10.54
                                             -------------- ---------------  --------------

         Outstanding at December 31, 1999        3,930,443    $5.00-$61.00          $24.55     2004-2009
                                             ============== ===============  ==============

         Exercisable at:
            December 31, 1997                    1,315,850    $2.84-$36.75          $14.74
            December 31, 1998                    1,750,281    $2.84-$41.38          $19.43
            December 31, 1999                    2,131,235    $5.00-$45.13          $23.49


         Significant option groups outstanding at December 31, 1999 and related price and life information follows:

                                            Options Outstanding                 Options Exercisable
                                 ------------------------------------------  --------------------------
                                                                Weighted
                                                 Weighted       Average                     Weighted
                                                  Average      Remaining                     Average
           Range of Exercise                     Exercise     Contractual                   Exercise
                Prices           Outstanding       Price          Life       Exercisable      Price
         ----------------------  -------------  ------------  -------------  ------------  ------------
                   $5.00-$7.88        806,587         $7.07            7.2       400,587         $6.25
                 $10.00-$14.56        305,217        $11.15            5.8       250,217        $10.70
                 $18.88-$22.06      1,061,489        $19.61            7.5       467,100        $19.52
                 $24.00-$29.00        337,999        $28.63            6.1       220,165        $28.80
                 $30.88-$33.88        274,834        $32.61            7.9       158,505        $32.83
                 $36.00-$39.13        645,650        $36.56            7.1       454,325        $36.54
                 $40.38-$45.13        333,667        $42.75            7.7       180,336        $42.21
                        $61.00        165,000        $61.00            9.1            --            --
                                 -------------  ------------  -------------  ------------  ------------
                                    3,930,443        $24.55            7.2     2,131,235        $23.49
                                 =============  ============  =============  ============  ============

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

12.      Stock Option Plan and Employee Stock Purchase Plans, Continued:

         Under the Company's stock purchase plans, employees may purchase the Company's common stock at 85% of the average high and low sales price of the stock as reported as of commencement of the purchase period or as of the purchase date, whichever is lower. Under these plans, 47,302, 41,359 and 128,848 shares were issued during 1997, 1998 and 1999, respectively. At December 31, 1999, the Company has an additional 769,705 shares reserved under the stock purchase plans.

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

                                                                Years Ended December 31,
                                              -------------------------------------------------------------
                                                    1997                  1998                  1999
                                              -----------------     -----------------     -----------------
                                                                 (in thousands, except
                                                                    per share data)
         Net income                                    $16,272               $23,328               $15,697
         Net income per share:
           Basic                                         $1.08                 $1.53                 $1.01
           Diluted                                       $1.05                 $1.50                 $1.01

         The fair value of each option or share to be issued is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997, 1998 and 1999, respectively: dividend yield of 0% for all years; expected volatility of 41%, 42% and 82%; and risk-free interest rates of 6.6%, 4.8% and 5.2% for options with expected lives of five years (officers and physicians of the Company) and 6.6%, 5.2% and 5.7% for options with expected lives of three years (all other employees of the Company).

         The pro forma effect on net income is not representative of the pro forma effect on net income in future periods because it does not take into consideration pro forma compensation expense related to grants made in prior periods.

13.      Subsidiary Stock:

         In January 1999, a subsidiary of the Company sold 6,257,150 shares of its common stock, valued at $1.00 per share, in a private placement to certain officers and employees of the Company. These officers and employees were required to meet certain financial qualifications to be considered accredited investors and become eligible to participate in the offering. The subsidiary used the proceeds from the offering to repurchase shares previously issued to the Company.

         In July 1999, the Company purchased shares of common stock in the subsidiary for approximately $17.7 million, which resulted in the subsidiary being wholly-owned by the Company. The shares purchased by the Company were held by certain officers and employees of the Company and represented approximately 23.5% of all outstanding shares of the subsidiary.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

13.      Subsidiary Stock, Continued:

         The Company accounted for the transaction using the purchase method of accounting and the excess of the cost over the book value of the shares acquired of approximately $3.6 million is being amortized on a straight-line basis over 25 years.

14.      Preferred Share Purchase Rights Plan:

         On March 31, 1999, the Board of Directors of the Company adopted a Preferred Share Purchase Rights Plan (the "Rights Plan") and, in connection therewith, declared a dividend distribution of one preferred share purchase right ("Right") on each outstanding share of the Company's common stock to shareholders of record at the close of business on April 9, 1999.

         Each Right entitles the shareholder to purchase from the Company one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock (the "Preferred Shares") (or in certain circumstances, cash, property or other securities). Each Right has an initial exercise price of $150.00 for one one-thousandth of a Preferred Share (subject to adjustment). The Rights will be exercisable only if a person or group acquires 15% or more of the Company's common stock or announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of the common stock. Upon such occurrence, each Right will entitle its holder (other than such person or group of affiliated or associated persons) to purchase, at the Right's then-current exercise price, a number of the Company's common shares having a market value of twice such price. The final expiration date on the Rights is the close of business on March 31, 2009 (the "Final Expiration Date").

         The Board of Directors of the Company may, at its option, as approved by a Majority Director Vote, at any time prior to the earlier of (i) the time that any Person becomes an Acquiring Person, or (ii) the Final Expiration Date, redeem all but no less than all of the then outstanding Rights at a redemption price of $.005 per Right, as such amount may be appropriately adjusted to reflect any stock split, stock dividend or similar transaction. The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board of Directors of the Company, in its sole discretion, may establish (as approved by a Majority Director Vote).

15.      Subsequent Events:

         Subsequent to December 31, 1999, the Company completed the acquisition of two physician group practices. Total consideration for these acquisitions was approximately $7.2 million in cash.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosure
         --------------------

         The accounting firm of PricewaterhouseCoopers LLP ("PwC") (formerly Coopers & Lybrand L.L.P.) was previously engaged as the principal independent accountants during fiscal years 1996 and 1997 and throughout fiscal year 1998. As a result of an accounting and auditing enforcement administrative proceeding in which the Securities and Exchange Commission (the "SEC") determined that PwC had violated the auditor independence rules, the Company also engaged KPMG LLP ("KPMG") in January 1999 to audit the Company's 1998 financial statements. On March 29, 1999, the Company's Audit Committee dismissed PwC, and KPMG became the Company's principal independent accountants.

         On December 13, 1999, the Company dismissed the accounting firm of KPMG as the Company's principal accountant and retained the service of PwC as its principal accountant. The decision to change accountants was approved by the Company's Audit Committee.

         KPMG's report on the financial statements of the Company for fiscal year 1998 (the only year for which KPMG has issued a report on the financial statements of the Company) did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

         During the Company's most recent fiscal year and for the interim periods through December 13, 1999, there were no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter of the disagreement in connection with its audit report. However, during the process of conducting the audit of the Company's 1998 financial statements, KPMG questioned the historical accounting of capitalizing certain acquisition-related bonus costs. The Company discussed the historical accounting with KPMG and PwC and sought clarification from the SEC regarding this accounting matter. The SEC did not require the Company to restate any financial statements provided that the Company agreed to prospectively adopt an accounting policy to expense all such bonuses for transactions occurring on or after January 1, 1999, which policy was adopted by the Company effective January 1, 1999.

         Also during the audit of the Company's 1998 financial statements, KPMG noted, in a report dated March 22, 1999, certain reportable conditions in the Company's internal control procedures regarding residual debit balances and overpayments due to patients and payors. These conditions were reported to and discussed with the Company's Audit Committee. As a result of these conditions, KPMG expanded the scope of its audit to ensure that the information contained in the Company's financial statements were fairly stated in accordance with generally accepted accounting principles. KPMG issued an unqualified opinion on the Company's 1998 financial statements. Subsequent to the completion of the 1998 audit, the Company has strengthened its controls over these areas through process change and the dedication of appropriate personnel.

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------  ----------------------------------------------------------------

          (a)     Documents filed as part of this report:

                  (1)      Financial Statements.

                           An index to financial statements included in this annual report on Form 10-K appears on page 30.

                  (2)      Financial Statement Schedules.

The following financial statement schedules for the years ended December 31, 1997, 1998 and 1999 are included in this Annual Report on Form 10-K on the pages set forth below.

Item                                                                        Page
----                                                                        ----

Financial Statement Schedules

           Report of Independent Certified Public Accountants.................31

           Independent Auditors' Report.......................................32

           Schedule II:  Valuation and Qualifying Accounts....................54

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

PEDIATRIX MEDICAL GROUP, INC.
SCHEDULE II:  VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 1997, December 31, 1998 and December 31, 1999

                                              1997         1998         1999
                                            ---------    ---------    ---------
Allowance for contractual                              (in thousands)
   adjustments and uncollectibles:
Balance at beginning of year                $  30,595    $  45,371    $  87,436
     Portion charged against
       operating revenue                      137,385      209,817      272,812
     Accounts receivable written-
       off (net of recoveries)               (122,609)    (167,752)    (257,769)
                                            ---------    ---------    ---------

Balance at end of year                      $  45,371    $  87,436    $ 102,479
                                            =========    =========    =========

(3)       Exhibits

3.1      Pediatrix's Amended and Restated Articles of Incorporation (3.1)(1)
3.2      Pediatrix's Amended and Restated Bylaws (3.2)(17)
3.3 Articles of Designation of Series A Junior Participating Preferred Stock (3.1)(17)
4.1 Registration Rights Agreement, dated as of September 13, 1995 between Pediatrix and certain shareholders (4.1)(1)
4.2 Rights Agreement, dated as of March 31, 1999, between the Registrant and BankBoston, N.A., as Right Agent including the form of Articles of Designations of Series A Junior Participating Preferred Stock and the form of Rights Certificate (4.1) (17)
10.1     Pediatrix's Amended and Restated Stock Option Plan, as amended
         (4.3)(18)
10.2 Form of Indemnification Agreement between Pediatrix and each of its directors and certain executive officers (10.2)(1)
10.3 Employment Agreement, dated as of January 1, 1995, as amended, between Pediatrix and Roger J. Medel, M.D. (10.3)(1)
10.4 Employment Agreement, dated as of May 1, 1995, as amended, between Pediatrix and Larry M. Mullen (10.5)(1)
10.5 Employment Agreement, dated November 6, 1995, between Kristen Bratberg and Pediatrix (10.9)(4)
10.6 Employment Agreement, dated June 1, 1996, between Pediatrix and M. Douglas Cunningham, M.D. (10.21)(3)
10.7     The First National Bank of Boston (10.19)(1)
10.8 Amendment No. 2 to Credit Agreement, dated as of September 26, 1994, between Pediatrix, certain PA Contractors and The First National Bank of Boston (10.20)(1)
10.9 Amendment No. 3 to Credit Agreement, dated as of June 19, 1995, between Pediatrix, certain PA Contractors and The First National Bank of Boston (10.21)(1)
10.10 Mortgage, Security Agreement and Assignment of Leases and Rents, dated as of September 30, 1993, made by Pediatrix in favor of The First National Bank of Boston (10.22)(1)
10.11    The Company's Profit Sharing Plan (10.23)(1)
10.12    Form of Non-competition and Nondisclosure Agreement (10.24)(1)
10.13 Form of Exclusive Management and Administrative Services Agreement between Pediatrix and each of the PA Contractors (10.25)(1)
10.14 Agreement for Purchase and Sale of Stock, dated July 27, 1995, between Pediatrix Medical Group of California and Neonatal and Pediatric Intensive Care Medical Group, Inc. and the individual physicians set forth in Exhibit A therein (10.26)(1)
10.15 Stock Purchase Agreement, effective January 16, 1996, between Jack C. Christensen, M.D., Cristina Carballo-Perelman, M.D., Michael C. McQueen, M.D., Neonatal Specialists, Ltd. and Brian Udell, M.D. (2.1)(4)
10.16 Asset Purchase Agreement, effective January 16, 1996, between Med-Support, L.P. and Neonatal Specialists, Ltd. (2.2)(4)
10.17 Asset Purchase Agreement, effective January 16, 1996, between CMJ Leasing, L.P. and Neonatal Specialists, Ltd. (2.3)(4)
10.18 Asset Purchase Agreement, dated January 29, 1996, among Pediatrix Medical Group of Colorado, P.C., Pediatrix and Newborn Consultants, P.C., and the shareholders of PNC (2.1)(5)
10.19 Agreement and Plan of Merger, dated January 29, 1996, among Pediatrix Medical Group of Colorado, P.C., Colorado Neonatal Associates, P.C. and the shareholders of CNA (2.1)(5)
10.20 Amendment No. 4 to Credit Agreement dated as of December 30, 1995, between Pediatrix, certain PA Contractors and The First National Bank of Boston (10.24)(2)
10.21    1996 Qualified Employee Stock Purchase Plan (10.25)(2)
10.22    1996 Non-Qualified Employee Stock Purchase Plan (10.26)(2)
10.23 Agreement and Plan of Merger, dated May 1, 1996, among Pediatrix Acquisition Corp., Rocky Mountain Neonatology, P.C. and the shareholders of RMN (2.1)(7)

10.24 Asset Purchase Agreement, dated as of May 30, 1996, by and among Pediatrix Medical Group of Texas, P.A., West Texas Neonatal Associates and the individual physicians set forth in Exhibit A therein (2.1)(8)
10.25 Agreement for Purchase and Sale of Assets, dated as of June 5, 1996, by and among Pediatrix Medical Group of California, P.C., Infant Care Specialists Medical Group, Inc. and the individual physicians set forth in Exhibit A therein (2.1)(9)
10.26 Airplane Purchase Agreement, dated March 22, 1996, between Pediatrix and Learjet Inc. (10.22)(3)
10.27 First Amended and Restated Credit Agreement, dated as of June 27, 1996, between Pediatrix, certain PA Contractors, The First National Bank of Boston and Sun Trust Bank (10.25)(3)
10.28 Modification of Mortgage, dated as of June 27, 1996, between PMG and The First National Bank of Boston (10.26)(3)
10.29    Amendment No. 2 to the employment agreement between Pediatrix and Roger
         J. Medel, M.D. (10.34)(10)
10.30 Amendment No. 1 to the employment agreement between Pediatrix and Kristen Bratberg (10.35)(10)
10.31 Amendment No. 2 to First Amended and Restated Credit Agreement, dated October 21, 1997, between Pediatrix, certain PA Contractors, BankBoston and SunTrust Bank (10.36)(11)
10.32 Amendment No. 3 to Amended and Restated Credit Agreement, dated March 10, 1998 between Pediatrix, certain PA contractors, Bank Boston and Suntrust Bank (10.33)(13)
10.33 Amendment No. 4 to Amended and Restated Credit Agreement, dated June 24, 1998 between Pediatrix, certain PA contractors, Bank Boston and Suntrust Bank (10.34)(13)
10.34 Pediatrix Executive Non-Qualified Deferred Compensation Plan, dated October 13, 1997 (10.35)(13)
10.35    Amendment No. 3 to the Employment Agreement between Pediatrix and Roger
         J. Medel, M.D. (10.35)(14)
10.36 Amendment No. 2 to the Employment Agreement between Pediatrix and Kristen Bratberg (10.36)(14)
10.37 Amendment No. 3 to the Employment Agreement between Pediatrix and Kristen Bratberg (10.37)(15)
10.38    Employment Agreement between Pediatrix and Karl B. Wagner (10.38)(16)
21.1     Subsidiaries of Pediatrix (21.1)(12)
23.1     Consent of PricewaterhouseCoopers LLP (19)
23.2     Consent of KPMG LLP (19)
27.1     Financial Data Schedule (19)

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

(8) Incorporated by reference to the exhibit shown in parentheses and filed with the Pediatrix Form 8-K, dated May 30, 1996.
(9) Incorporated by reference to the exhibit shown in parentheses and filed with the Pediatrix Form 8-K, dated June 5, 1996.
(10) Incorporated by reference to the exhibit shown in parentheses and filed with the Pediatrix Form 10-Q for the quarterly period ended June 30, 1997.
(11) Incorporated by reference to the exhibit shown in parentheses and filed with the Pediatrix Form 10-Q for the quarterly period ended September 30, 1997.
(12) Incorporated by reference to the exhibit shown in parentheses and filed with the Pediatrix Form 10-K for the year ended December 31, 1997.
(13) Incorporated by reference to the exhibit shown in parentheses and filed with the Pediatrix Form 10-Q for the quarterly period ended June 30, 1998.
(14) Incorporated by reference to the exhibit shown in parentheses and filed with the Pediatrix Form 10-K for the year ended December 31, 1998.
(15) Incorporated by reference to the exhibit shown in parentheses and filed with the Pediatrix Form 10-Q for the quarterly period ended March 31, 1999.
(16) Incorporated by reference to the exhibit shown in parentheses and filed with the Pediatrix Form 10-Q for the quarterly period ended September 30, 1999.
(17) Incorporated by reference to the exhibit shown in parentheses and filed with the Pediatrix Form 8-K, dated March 31, 1999.
(18) Incorporated by reference to the exhibit shown in parentheses and filed with the Pediatrix Form S-8 (File No. 333-77779), dated May 5, 1999.
(19)     Filed herewith.


(b)      Reports on Form 8-K

         The Company filed, on December 20, 1999 and later amended on December 22, 1999, a Form 8-K dated December 13, 1999 reporting under Item 4 (Changes in registrant's Certifying Accountant) the dismissal by the Company of KPMG LLP as the Company's independent accountants and the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for fiscal 1999.

(c)      Exhibits required by Item 601 of Regulation S-K

         The index to exhibits that are listed in Item 14(a)(3) of this report and not incorporated by reference follows the "Signatures" section hereof and is incorporated herein by reference.

(d)      Financial Statement Schedules required by Regulation S-X

         The financial statement schedules required by Regulation S-X which are excluded from the Registrant's Annual Report to Shareholders for the Year ended December 31, 1999, by Rule 14a-3(b)(1) are included above. See Item 14(a)2 for index.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PEDIATRIX MEDICAL GROUP, INC.



Date:  March 24, 2000                  By: /s/ ROGER J. MEDEL, M.D., M.B.A.
                                           --------------------------------
                                       ROGER J. MEDEL, M.D., M.B.A., President

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

                    Signature                                      Title                          Date
                    ---------                                      -----                          ----
                                                         President, Chief Executive
/s/ ROGER J. MEDEL, M.D., M.B.A.                      Officer and Director (principal      March 24, 2000
--------------------------------------------------           executive officer)
        Roger J. Medel, M.D., M.B.A.

                                                     Vice President and Chief Financial
/s/ KARL B.WAGNER                                   Officer (principal financial officer   March 24, 2000
--------------------------------------------------    and principal accounting officer)
                 Karl B. Wagner

/s/ WALDEMAR A. CARLO, M.D.                                       Director                 March 24, 2000
--------------------------------------------------
             Waldemar A. Carlo, M.D.

/s/ G. ERIC KNOX, M.D.                                            Director                 March 24, 2000
--------------------------------------------------
               G. Eric Knox, M.D.

/s/ M. DOUGLAS CUNNINGHAM, M.D.                                   Director                 March 24, 2000
--------------------------------------------------
           M. Douglas Cunningham, M.D.

/s/ MICHAEL FERNANDEZ                                             Director                 March 24, 2000
--------------------------------------------------
                Michael Fernandez

/s/ CESAR L. ALVAREZ                                              Director                 March 24, 2000
--------------------------------------------------
                Cesar L. Alvarez