Form 10-Q
period 2000-03-31
PEDIATRIX MEDICAL GROUP INC
filed 2000-05-12
CIK 893949

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March 31, 2000

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-26762


                          PEDIATRIX MEDICAL GROUP, INC.
             (Exact name of registrant as specified in its charter)


            Florida                                      65-0271219
            -------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                              1301 Concord Terrace
                             Sunrise, Florida 33323
                             ----------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (954) 384-0175
                                 --------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
                                 --------------
   (Former name, former address and fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                      ---    ----

At May 8, 2000, the Registrant had 15,778,562 shares of $0.01 par value common stock outstanding.

                          PEDIATRIX MEDICAL GROUP, INC.

                                      INDEX
                                      -----



                                                                                                               Page
                                                                                                               ----

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1.       Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2000 (Unaudited)
  and December 31, 1999.........................................................................................  3

Condensed Consolidated Statements of Income for the Three Months Ended
  March 31, 2000 and 1999 (Unaudited)...........................................................................  4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended
  March 31, 2000 and 1999 (Unaudited)...........................................................................  5

Notes to Condensed Consolidated Financial Statements............................................................  6

ITEM 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations.....................................................  9

ITEM 3.       Quantitative and Qualitative Disclosures
              About Market Risk..................................................................................11


PART II - OTHER INFORMATION..................................................................................... 12
---------------------------


SIGNATURES...................................................................................................... 14
----------

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          PEDIATRIX MEDICAL GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    March 31, 2000                  December 31,
                                                                     (Unaudited)                       1999
                                                                  ------------------           -------------------
                                                                                  (in thousands)
ASSETS
Current assets:
     Cash and cash equivalents .....................              $       1,078                   $         825
     Accounts receivable, net.......................                     79,446                          77,726
     Prepaid expenses...............................                        862                             468
     Other current assets...........................                        855                             962
                                                                  --------------                  --------------
         Total current assets.......................                     82,241                          79,981
Property and equipment, net.........................                     13,992                          13,567
Other assets, net...................................                    246,796                         241,242
                                                                  --------------                  --------------
         Total assets...............................              $     343,029                   $     334,790
                                                                  ==============                  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses..........              $      27,796                   $      29,099
     Income taxes payable...........................                      1,317                              92
     Line of credit.................................                     52,143                          48,393
     Current portion of note payable................                        200                             200
     Deferred income taxes..........................                     19,140                          18,549
                                                                  --------------                  --------------
         Total current liabilities..................                    100,596                          96,333
Note payable........................................                      2,100                           2,150
Deferred income taxes...............................                      5,402                           5,111
Deferred compensation...............................                      2,666                           2,309
                                                                  --------------                  --------------
         Total liabilities..........................                    110,764                         105,903
Commitments and contingencies
Stockholders' equity:
     Preferred stock................................                         --                              --
     Common stock...................................                        156                             156
     Additional paid-in capital.....................                    133,516                         133,516
     Retained earnings..............................                     98,593                          95,215
                                                                    ------------
                                                                                                  --------------
         Total stockholders' equity.................                    232,265                         228,887
                                                                    ------------                    ------------

         Total liabilities and stockholders' equity.              $     343,029                   $     334,790
                                                                  ==============                  ==============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                          PEDIATRIX MEDICAL GROUP, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)


                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                   ---------------------------------------
                                                                                        2000                     1999
                                                                                        ----                     ----
                                                                                 (in thousands, except for per share data)

Net patient service revenue ..........................................                  59,409                 $ 53,826

Operating expenses:
   Salaries and benefits .............................................                  43,303                   34,390
   Supplies & other operating expenses ...............................                   5,721                    4,526
   Depreciation and amortization .....................................                   3,336                    2,666
                                                                                      --------                 --------
         Total operating expenses ....................................                  52,360                   41,582
                                                                                      --------                 --------

         Income from operations ......................................                   7,049                   12,244

Investment income ....................................................                      80                       75
Interest expense .....................................................                    (987)                    (235)
                                                                                       --------                 --------
         Income before income taxes ..................................                   6,142                   12,084
Income tax provision .................................................                   2,764                    4,834
                                                                                       --------                 --------

     Net income ......................................................                $  3,378                 $  7,250
                                                                                      ========                 ========

Per share data:
     Net income per common and common equivalent share:
         Basic .......................................................                $    .22                 $    .47
                                                                                       ========                 ========

         Diluted .....................................................                $    .22                 $    .45
                                                                                       ========                 ========

     Weighted average shares used in
     computing net income per common and
     common equivalent share:
         Basic .......................................................                  15,625                   15,432
                                                                                      ========                 ========

         Diluted .....................................................                  15,705                   16,107
                                                                                      ========                 ========


                 The accompanying notes are an integral part of
                these condensed consolidated financial statements

                          PEDIATRIX MEDICAL GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                           Three Months Ended
                                                                                                                 March 31,
                                                                                                       ---------------------------
                                                                                                        2000                  1999
                                                                                                        ----                  ----
                                                                                                              (in thousands)

Cash flows from operating activities:
     Net income ..........................................................................            $  3,378             $  7,250
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization ...................................................               3,336                2,666
         Deferred income taxes ...........................................................                 882                1,465
         Changes in assets and liabilities:
              Accounts receivable ........................................................              (1,720)              (3,907)
              Prepaid expenses and other current assets ..................................                (287)                 (54)
              Other assets ...............................................................                (220)                 671
              Accounts payable and accrued expenses ......................................              (1,303)               2,098
              Income taxes payable .......................................................               1,225                  318
                                                                                                      --------             --------

                  Net cash provided from operating activities ............................               5,291               10,507
                                                                                                      --------             --------
Cash flows used in investing activities:
     Physician group acquisition payments ................................................              (7,639)             (17,549)
     Purchase of property and equipment ..................................................              (1,099)                (513)
                                                                                                       --------             --------
                  Net cash used in investing activities ..................................              (8,738)             (18,062)
                                                                                                      --------             --------
Cash flows from financing activities:
     Borrowings on line of credit, net....................................................               3,750                  950
     Payments on note payable ............................................................                 (50)                 (50)
     Proceeds from issuance of common stock ..............................................                --                    832
     Proceeds from issuance of subsidiary stock ..........................................                --                  5,757
                                                                                                      --------             --------

                  Net cash provided from financing activities ............................               3,700                7,489
                                                                                                      --------             --------
Net increase (decrease) in cash and cash equivalents .....................................                 253                  (66)
Cash and cash equivalents at beginning of period .........................................                 825                  650
                                                                                                      --------             --------

Cash and cash equivalents at end of period ...............................................            $  1,078             $    584
                                                                                                      ========             ========


                 The accompanying notes are an integral part of
                these condensed consolidated financial statements

                          PEDIATRIX MEDICAL GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000

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

         The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations to be expected for the year ended December 31, 2000. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2000.

2.       Business Acquisitions:

         During the first three months of 2000, the Company completed the acquisition of two physician group practices. Total consideration for acquisitions approximated $7.6 million in cash.

         The Company has accounted for the acquisitions using the purchase method of accounting and the excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over 25 years. The results of operations of the acquired practices have been included in the consolidated financial statements from the dates of acquisition.

         The following unaudited pro forma information combines the consolidated results of operations of the Company and the physician group practices acquired during 1999 and 2000 as if the acquisitions had occurred on January 1, 1999:

                                                                 Three Months Ended
                                                                      March 31,
                                                       ----------------------------------------
                                                            2000                    1999
                                                       ----------------        ----------------
                                                      (in thousands, except for per share data)

         Net patient service revenue                     $      59,494           $     61,252
         Net income                                              3,378                  7,723
         Net income per share:
           Basic                                                   .22                    .50
           Diluted                                                 .22                    .48

         The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

         PEDIATRIX MEDICAL GROUP, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                   (Unaudited)

3.       Accounts Payable and Accrued Expenses:

         Accounts payable and accrued expenses consist of the following:

                                                                   March 31,          December 31,
                                                                     2000                 1999
                                                                     ----                 ----
                                                                           (in thousands)

       Accounts payable............................           $     10,818          $      9,664
       Accrued salaries and bonuses................                  2,595                 4,366
       Accrued payroll taxes and benefits..........                  3,855                 4,258
       Accrued professional liability coverage.....                  7,276                 7,134
       Other accrued expenses......................                  3,252                 3,677
                                                                -----------           -----------

                                                              $     27,796          $     29,099
                                                              =============         =============

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

         PEDIATRIX MEDICAL GROUP, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                   (Unaudited)

5.       Contingencies, Continued:

         On January 19, 2000, the Judge granted defendants' Motion to Dismiss based on deficiencies in the allegations which rendered the pleading insufficient as a matter of law. The Judge provided that the Plaintiffs could file an Amended Complaint on or before February 3, 2000. The Planitiffs filed a Second Amended Complaint on February 3, 2000. On March 10, 2000, the Company filed a Motion to Dismiss the Second Amended Consolidated Class Action Complaint. The Plaintiffs answering memorandum was filed on April 3, 2000, and the Company's reply memorandum was filed on April 19, 2000. The Company continues to believe that the claims are without merit and intends to defend them vigorously.

         In April 1999, the Company received requests, and in one case a subpoena, from investigators in Arizona, Colorado, and Florida for information related to its billing practices. The Company is fully cooperating with these inquiries. Although the Company believes that its billing practices are proper, the investigations are ongoing and the Company is unable to predict at this time whether they will have a material adverse effect on the Company's business, financial condition or results of operations.

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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  -----------------------------------------------------------
                  AND RESULTS OF OPERATIONS
                  -------------------------

Results of Operations

          Three Months Ended March 31, 2000 as Compared to Three Months
                              Ended March 31, 1999

         The Company reported net patient service revenue of $59.4 million for the three months ended March 31, 2000, as compared with $53.8 million for the same period in 1999, a growth rate of 10.4%. This growth is attributable to new units at which the Company provides services as a result of acquisitions. Same unit patient service revenue decreased approximately $4.1 million, or 7.8%, for the three months ended March 31, 2000. The decline in same unit patient service revenue is primarily the result of a lower acuity level of patient service billed for the three months ended March 31, 2000. Same units are those units at which the Company provided services for the entire current period and the entire comparable period.

         Salaries and benefits increased $8.9 million, or 25.9%, to $43.3 million for the three months ended March 31, 2000, as compared with $34.4 million for the same period in 1999. Of this increase, $5.0 million, or 56.2%, was attributable to hiring new physicians to support new unit growth, and the remaining $3.9 million was primarily attributable to increased support staff and resources added in the areas of nursing, management and billing and reimbursement. During the three months ended March 31, 2000, the Company continued to invest in the infrastructure required to manage and grow the Company into the future. Supplies and other operating expenses increased $1.2 million, or 26.4%, to $5.7 million for the three months ended March 31, 2000, as compared with $4.5 million for the same period in 1999. The increase was primarily the result of (i) increased legal fees related to government investigations; (ii) new units; (iii) costs related to the move of the Company's corporate headquarters; and (iv) the addition of new outpatient offices. Outpatient services require a higher level of office supplies than do inpatient services. Depreciation and amortization expense increased by $670,000, or 25.1%, to $3.3 million for the three months ended March 31, 2000, as compared with $2.7 million for the same period in 1999, primarily as a result of amortization of goodwill in connection with acquisitions.

         Income from operations decreased $5.2 million, or 42.4%, to $7.0 million for the three months ended March 31, 2000, as compared with $12.2 million for the same period in 1999.

         The Company recorded net interest expense of approximately $907,000 for the three months ended March 31, 2000, as compared with net interest expense of approximately $160,000 for the same period in 1999. The increase in interest expense in 2000 is the result of funds used for the acquisition of physician practices and the use of the Company's line of credit for such purposes.

         The effective income tax rate was approximately 45% and 40% for the three month periods ended March 31, 2000 and 1999, respectively. The increase was the result of a growth in non-deductible amounts associated with goodwill as a percentage of pretax income.

         Net income decreased 53.4% to $3.4 million for the three months ended March 31, 2000, as compared with $7.3 million for the same period in 1999. Diluted net income per common and common equivalent share decreased to 22 cents for the three months ended March 31, 2000, compared to 45 cents for the same period in 1999.

Liquidity and Capital Resources


         As of March 31, 2000, the Company had a working capital deficit of approximately $18.4 million, an increase of $2.0 million from the working capital deficit of $16.4 million at December 31, 1999. The working capital deficit is due to the classification of the Company's line of credit as a current liability at March 31, 2000 and December 31, 1999. Excluding the amount due under the line of credit, working capital increased by approximately $1.7 million.

         As of March 31, 2000, the Company had $22.9 million available under its $75 million line of credit, which matures on September 30, 2000. The Company is currently evaluating options to obtain financing beyond the current maturity of its line of credit. However, there can be no assurance that the Company will be able to obtain financing in amounts and on terms substantially similar to its existing credit facility on or prior to September 30, 2000. Provided the Company is able to secure financing in amounts similar to those currently available under its line of credit, it anticipates that funds generated from operations, together with cash on hand, and funds available under such financing will be sufficient to meet its working capital requirements and finance required capital expenditures for at least the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         The Company's unsecured revolving credit facility, mortgage note payable and certain operating lease agreements are subject to market risk from interest rate changes. The total amount available under the credit facility is $75 million. At the Company's option, the credit facility bears interest at either LIBOR plus .875% or prime. The mortgage note payable bears interest at prime and the leases bear interest at LIBOR based variable rates. The outstanding principal balance on the credit facility and mortgage note payable were approximately $52.1 million and $2.3 million, respectively, at March 31, 2000. The outstanding balances related to the operating leases totaled approximately $16.8 million at March 31, 2000. Considering the total outstanding balances under these instruments at March 31, 2000 of approximately $71.2 million, a 1% change in interest rates would result in an impact to pre-tax earnings of approximately $712,000 per year.

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

                  On January 19, 2000, the Judge granted defendants' Motion to Dismiss based on deficiencies in the allegations which rendered the pleading insufficient as a matter of law. The Judge provided that the Plaintiffs could file an Amended Complaint on or before February 3, 2000. The Planitiffs filed a Second Amended Complaint on February 3, 2000. On March 10, 2000, the Company filed a Motion to Dismiss the Second Amended Consolidated Class Action Complaint. The Plaintiffs answering memorandum was filed on April 3, 2000, and the Company's reply memorandum was filed on April 19, 2000. The Company continues to believe that the claims are without merit and intends to defend them vigorously.

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

                  The Company's shareholders should also be aware that while the Company does, at various times, communicate with securities analysts, it is against the Company's policies to disclose to such analysts any material non-public information or other confidential information. Accordingly, our shareholders should not assume that the Company agrees with all statements or reports issued by such analysts. To the extent statements or reports issued by analysts contain projections, forecasts or opinions by such analysts about our Company, such reports and statements are not the responsibility of the Company.

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

Item 6.    Exhibits and Reports on Form 8-K
           ---------------------------------
(a)      Exhibits

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

                                  PEDIATRIX MEDICAL GROUP, INC.



Date:  May 11, 2000               By: /s/ Roger J. Medel
                                     -------------------
                                      Roger J. Medel, President and Chief Executive Officer
                                      (Principal Executive Officer)


Date:  May 11, 2000               By: /s/ Karl B. Wagner
                                     -------------------
                                      Karl B. Wagner, Chief Financial Officer (Principal
                                      Financial and Accounting Officer)