Form 10-Q
period 2000-06-30
PEDIATRIX MEDICAL GROUP INC
filed 2000-08-11
CIK 893949

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended June 30, 2000

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


                              1301 Concord Terrace
                             Sunrise, Florida 33323
                    (Address of principal executive offices)
                                   (Zip Code)


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

At August 10, 2000, the Registrant had 15,778,562 shares of $0.01 par value common stock outstanding.

                          PEDIATRIX MEDICAL GROUP, INC.

                                      INDEX


                                                                                                               Page

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1.       Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2000 (Unaudited)
  and December 31, 1999.........................................................................................3

Condensed Consolidated Statements of Operations for the Three and Six Months Ended
  June 30, 2000 and 1999 (Unaudited)............................................................................4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended
  June 30, 2000 and 1999 (Unaudited)............................................................................5

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

ITEM 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations.....................................................9

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk.......................................12

PART II - OTHER INFORMATION....................................................................................13
---------------------------

ITEM 1.       Legal Proceedings................................................................................13

ITEM 2.       Changes in Securities............................................................................14

ITEM 3.       Defaults Upon Senior Securities..................................................................14

ITEM 4.       Submission of Matters to a Vote of Security-Holders..............................................14

ITEM 5.       Other Information................................................................................15

ITEM 6.       Exhibits and Reports on Form 8-K.................................................................15


SIGNATURES.....................................................................................................16
----------

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          PEDIATRIX MEDICAL GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                 June 30, 2000           December 31,
                                                                                  (Unaudited)                1999
                                                                                    --------               --------
                                                                                              (in thousands)
ASSETS
Current assets:
     Cash and cash equivalents .......................................              $  1,197               $    825
     Accounts receivable, net ........................................                76,367                 77,726
     Prepaid expenses ................................................                   825                    468
     Income taxes receivable .........................................                 2,832                     --
     Other current assets ............................................                   821                    962
                                                                                    --------               --------
         Total current assets ........................................                82,042                 79,981
Property and equipment, net ..........................................                14,274                 13,567
Other assets, net ....................................................               245,281                241,242
                                                                                    --------               --------
         Total assets ................................................              $341,597               $334,790
                                                                                    ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses ...........................              $ 31,240               $ 29,099
     Income taxes payable ............................................                    --                     92
     Line of credit...................................................                47,700                 48,393
     Current portion of note payable .................................                   200                    200
     Deferred income taxes ...........................................                17,888                 18,549
                                                                                    --------               --------
         Total current liabilities ...................................                97,028                 96,333
Note payable .........................................................                 2,050                  2,150
Deferred income taxes ................................................                 6,279                  5,111
Deferred compensation ................................................                 3,339                  2,309
                                                                                    --------               --------
             Total liabilities .......................................               108,696                105,903
                                                                                    --------               --------
Commitments and contingencies
Stockholders' equity:
     Preferred stock .................................................                    --                     --
     Common stock ....................................................                   158                    156
     Additional paid-in capital ......................................               134,441                133,516
     Retained earnings ...............................................                98,302                 95,215
                                                                                    --------               --------
         Total stockholders' equity ..................................               232,901                228,887
                                                                                    --------               --------

         Total liabilities and stockholders' equity ..................              $341,597               $334,790
                                                                                    ========               ========



                 The accompanying notes are an integral part of
                           these financial statements

                          PEDIATRIX MEDICAL GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                              Three Months Ended               Six Months Ended
                                                                   June 30,                        June 30,
                                                           -------------------------       -------------------------
                                                             2000            1999            2000            1999
                                                           ---------       ---------       ---------       ---------

                                                                   (in thousands, except for per share data)

Net patient service revenue .........................      $  55,178       $  56,767       $ 114,587       $ 110,593
Operating expenses:
   Salaries and benefits ............................         44,238          35,321          87,541          69,711
   Supplies & other operating expenses ..............          6,677           5,076          12,398           9,602
   Depreciation and amortization ....................          3,435           2,971           6,771           5,637
                                                           ---------       ---------       ---------       ---------
         Total operating expenses ...................         54,350          43,368         106,710          84,950
                                                           ---------       ---------       ---------       ---------

         Income from operations .....................            828          13,399           7,877          25,643

Investment income ...................................             74              77             154             152

Interest expense ....................................         (1,015)           (457)         (2,002)           (692)
                                                           ---------       ---------       ---------       ---------
     (Loss) income before income taxes ..............           (113)         13,019           6,029          25,103
Income tax provision ................................            178           5,207           2,942          10,041
                                                           ---------       ---------       ---------       ---------

     Net (loss)income ...............................      $    (291)      $   7,812       $   3,087       $  15,062
                                                           =========       =========       =========       =========

Per share data:
     Net (loss) income per common and common equivalent
       share:
         Basic ......................................      $    (.02)      $     .50       $     .20       $     .97
                                                           =========       =========       =========       =========

         Diluted ....................................      $    (.02)      $     .50       $     .20       $     .95
                                                           =========       =========       =========       =========

     Weighted average shares used in
     computing net (loss) income per
     common and common equivalent
     share:
         Basic ......................................         15,778          15,500          15,702          15,466
                                                           =========       =========       =========       =========

         Diluted ....................................         15,778          15,760          15,806          15,938
                                                           =========       =========       =========       =========


                 The accompanying notes are an integral part of
                           these financial statements

                          PEDIATRIX MEDICAL GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                           Six Months Ended
                                                                                                                June 30,
                                                                                                      -----------------------------
                                                                                                        2000                 1999
                                                                                                      --------             --------

                                                                                                             (in thousands)
Cash flows from operating activities:
     Net income ..........................................................................            $  3,087             $ 15,062
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization ...................................................               6,771                5,637
         Deferred income taxes ...........................................................                 507                3,687
         Changes in assets and liabilities:
              Accounts receivable ........................................................               1,359               (9,788)
              Prepaid expenses and other current assets ..................................                (216)              (1,037)
              Other assets ...............................................................                (252)                 170
              Accounts payable and accrued expenses ......................................               2,141                1,354
              Income taxes ...............................................................              (2,924)              (5,551)
                                                                                                      --------             --------
                  Net cash provided from operating activities ............................              10,473                9,534
                                                                                                      --------             --------

Cash flows used in investing activities:
     Physician group acquisition payments ................................................              (8,088)             (49,162)
     Purchase of property and equipment ..................................................              (2,147)              (1,707)
                                                                                                      --------             --------
                  Net cash used in investing activities ..................................             (10,235)             (50,869)
                                                                                                      --------             --------
Cash flows from financing activities:
     Borrowings on line of credit, net ...................................................                (693)              34,043
     Payments on note payable.............................................................                (100)                (100)
     Proceeds from issuance of common stock ..............................................                 927                1,573
     Proceeds from issuance of subsidiary stock ..........................................                  --                5,757
                                                                                                      --------             --------

                  Net cash provided from financing activities ............................                 134               41,273
                                                                                                      --------             --------

Net increase (decrease) in cash and cash equivalents .....................................                 372                  (62)
Cash and cash equivalents at beginning of period .........................................                 825                  650
                                                                                                      --------             --------


Cash and cash equivalents at end of period ...............................................            $  1,197             $    588
                                                                                                      ========             ========





                 The accompanying notes are an integral part of
                           these financial statements

                          PEDIATRIX MEDICAL GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000

                                   (Unaudited)


1.       Basis of Presentation:

         The accompanying unaudited condensed consolidated financial statements of Pediatrix Medical Group, Inc. (the "Company" or "Pediatrix") presented herein do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments and the adjustment to the contractual allowance which is further described in
         Note 3, necessary for a fair presentation of the results of interim periods.

         The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results of operations to be expected for the year ended December 31, 2000. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2000.

2.       Business Acquisitions:

         During the first six months of 2000, the Company completed the acquisition of three physician group practices. Total consideration for acquisitions approximated $8.1 million in cash.

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

         The following unaudited pro forma information combines the consolidated results of operations of the Company and the physician group practices acquired during 1999 and 2000 as if the acquisitions had occurred on January 1, 1999:

                                                                    Six Months Ended
                                                                        June 30,
                                                         ----------------------------------------
                                                               2000                    1999
                                                         ----------------        ----------------
                                                         (in thousands, except for per share data)

               Net patient service revenue               $     114,672           $    128,065
               Net income                                        3,086                 16,019
               Net income per share:
               Basic                                               .20                   1.04
               Diluted                                             .20                   1.01

         The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

3.       Allowance for Contractual Adjustments and Uncollectible Accounts:

         During the three months ended June 30, 2000, the Company recorded a change in its estimate of the allowance for contractual adjustments and uncollectible accounts. As a result of the change, the Company increased its reserve by $6.5 million. Such amount has been recorded as a reduction of revenue.

                         PEDIATRIX MEDICAL GROUP, INC.

                                   (Unaudited)

4.       Accounts Payable and Accrued Expenses:

         Accounts payable and accrued expenses consist of the following:

                                                                      June 30,                 December 31,
                                                                        2000                      1999
                                                              --------------------         --------------------
                                                                               (in thousands)
       Accounts payable............................           $            12,151          $              9,664
       Accrued salaries and bonuses................                         3,986                         4,366
       Accrued payroll taxes and benefits..........                         4,035                         4,258
       Accrued professional liability coverage.....                         6,923                         7,134
       Other accrued expenses......................                         4,145                         3,677
                                                              --------------------         ---------------------
                                                              $            31,240          $             29,099
                                                              ====================         =====================

5.       Net Income Per Share:

         Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of the dilutive effect of outstanding options calculated using the treasury stock method. For the three months ended June 30, 2000, the calculation of diluted net income per share excludes the antidilutive effect of outstanding options on weighted average common shares.

6.       Contingencies:

         In February 1999, the first of several federal securities law class actions was commenced against the Company and three of its principal officers in United States District Court for the Southern District of Florida ("District Court"). The Plaintiffs are shareholders purporting to represent a class of all open market purchasers of the Company's common stock between April 28, 1998, and various dates through and including April 1, 1999. They claim that during that period the Company violated the antifraud provisions of the federal securities laws by issuing false and misleading statements concerning its accounting practices and financial results, focusing in particular on the capitalization of certain payments made to employees in connection with acquisitions and revenue recognition in light of recent inquiries initiated by state investigators into the Company's billing practices. The Plaintiffs seek damages in an undetermined amount based on the alleged decline in the value of the common stock after the Company disclosed the capitalization issue with respect to the capitalization of certain payments and the inquiries by state investigators. On June 24, 1999, the Judge of the District Court entered an Order of Consolidation consolidating into one case the several federal securities law class action lawsuits. On August 20, 1999, the Judge entered two Orders in the case. The first Order granted the motion made by the three public pension funds to be appointed as lead Plaintiffs and to have their counsel appointed as lead Plaintiffs' counsel. The second Order set the administrative mechanism for handling the consolidated cases, including the time limitations for the filing of a Consolidated Amended Class Action Complaint. On October 7, 1999, the Company filed a Motion to Dismiss the Consolidated Amended Class Action Complaint.

                         PEDIATRIX MEDICAL GROUP, INC.

                                   (Unaudited)


6.       Contingencies, Continued:

         On January 19, 2000, the Judge granted defendants' Motion to Dismiss based on deficiencies in the allegations which rendered the pleading insufficient as a matter of law. The Judge provided that the Plaintiffs could file an Amended Complaint on or before February 3, 2000. The Plaintiffs filed a Second Amended Complaint on February 3, 2000. On March 10, 2000, the Company filed a Motion to Dismiss the Second Amended Consolidated Class Action Complaint. The Plaintiffs answering memorandum was filed on April 3, 2000, and the Company's reply memorandum was filed on April 19, 2000. On June 6, 2000, the Judge entered an Order holding that the allegations in the Plaintiff's Second Amended Complaint satisfied the requirements to maintain a cause of action and thus denied the Company's Motion to Dismiss. On July 5, 2000, the Company was served with Plaintiff's First Request for Production of Documents. The Company is preparing its written response to be filed on a timely basis. The Company continues to believe that the claims are without merit and intends to defend them vigorously.

         In April 1999, the Company received requests, and in one case a subpoena, from investigators in Arizona, Colorado and Florida for information related to its billing practices. On May 25, 2000, a Settlement Agreement was entered into between the Company and the Office of the Attorney General for the State of Florida ("OAG"). The Company paid the OAG $40,000 to settle any possible overpayments by the Florida Medicaid program from January 7, 1997 to the present time. The Agreement settles all aspects of the billing inquiry in the State of Florida. The Agreement states that the OAG investigation, together with an independent audit performed by Ernst & Young, LLP, revealed that no fraud was committed and the possible overpayment was due to lack of clarity in the relevant billing codes. The Company continues to cooperate with the inquiries in Arizona and Colorado. Although the Company believes that its billing practices are proper, as confirmed by the results of the billing inquiry by the State of Florida, the investigations in Arizona and Colorado are ongoing and the Company is unable to predict at this time whether they will have a material adverse effect on the Company's business, financial condition or results of operations.

         In August 2000, the Company was served with a subpoena requesting a limited number of medical records for patients treated by its physicians at a single hospital. The services provided in that state represent an insignificant percentage of the Company's national group practice. The Company intends to fully comply with the request.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Results of Operations

                 Three Months Ended June 30, 2000 as Compared to
                        Three Months Ended June 30, 1999

         The Company reported net patient service revenue of $55.2 million for the three months ended June 30, 2000, as compared with $56.8 million for the same period in 1999. Net patient service revenue for the three months ended June 30, 2000 includes a charge of $6.5 million to increase the allowance for contractual adjustments and uncollectible accounts as of June 30, 2000. This charge is attributable to management's continuous assessment of accounts receivable which was revised to reflect the changes occurring in the Company's collection rates. This decline in collection rates is the result of: (i) an increased utilization of non-critical care codes on which the Company realizes a lower collection rate as a percentage of billed charges; (ii) continued difficulties in the health care reimbursement environment; (iii) a significant decline in reimbursement from non-contracted payors; (iv) continued delays in settlement of receivables under appeal; and (v) disruption within our collection offices due to the government investigations and the transition to a regional collection structure. Excluding the $6.5 million charge, net patient service revenue increased by $4.9 million for the three months ended June 30, 2000 as compared to the same period in 1999. Of this $4.9 million net increase, $5.6 million, or 114.3%, was attributable to new units, including units at which the Company provides services as a result of acquisitions. Same unit patient service revenue decreased approximately $656,000, or 1.3%, for the three months ended June 30, 2000. The decline in same unit patient service revenue is the result of a lower acuity level of patient service billed and a lower expected collection rate in the three months ended June 30, 2000 as compared to the same period in 1999. Same units are those units at which the Company provided services for the entire current period and the entire comparable period.

         Salaries and benefits increased $8.9 million, or 25.2%, to $44.2 million for the three months ended June 30, 2000, as compared with $35.3 million for the same period in 1999. Of this $8.9 million increase, $5.4 million, or 60.7%, was attributable to hiring new physicians, primarily to support new unit growth, and the remaining $3.5 million was primarily attributable to increased support staff and resources added in the areas of nursing, management and billing and reimbursement. Supplies and other operating expenses increased $1.6 million, or 31.5%, to $6.7 million for the three months ended June 30, 2000, as compared with $5.1 million for the same period in 1999. The increase was primarily the result of additional rent expense related to the Company's corporate and regional offices, increased legal fees related to government investigations, and the addition of new outpatient offices. Outpatient services require a higher level of office supplies than do inpatient services. Depreciation and amortization expense increased by approximately $464,000, or 15.6%, to $3.4 million for the three months ended June 30, 2000, as compared with $3.0 million for the same period in 1999, primarily as a result of amortization of goodwill in connection with acquisitions.

         Income from operations decreased approximately $12.6 million, or 93.8%, to approximately $828,000 for the three months ended June 30, 2000, as compared with $13.4 million for the same period in 1999. Excluding the $6.5 million charge to revenue, income from operations declined $6.1 million.

         The Company recorded net interest expense of approximately $941,000 for the three months ended June 30, 2000, as compared with net interest expense of approximately $380,000 for the same period in 1999. The increase in interest expense in 2000 is primarily the result of funds used for the acquisition of physician practices and the use of the Company's line of credit for such purposes.

         During the three months ended June 30, 2000, the Company recorded a tax provision of $178,000 in order to reflect a significant increase in the estimated effective tax rate for 2000 during the second quarter. The increase in the tax rate is primarily due to the change in the Company's estimated annual income before taxes as a result of the charge. Excluding the charge, the effective tax rate for the three months ended June 30, 2000 would have been 46% as compared to 40% for the same period in 1999. The increase was the result of a growth in non-deductible amounts associated with goodwill as a percentage of pretax income.

         The Company reported a net loss of approximately $291,000 for the three months ended June 30, 2000. Excluding the impact of the $6.5 million charge, net income decreased by $4.4 million, or 56.4%, to $3.4 million for the three months ended June 30, 2000, as compared to $7.8 million for the same period in 1999. The diluted net loss per common and common equivalent share was two cents for the three months ended June 30, 2000. Excluding the impact of the $6.5 million charge, diluted net income per common and common equivalent share decreased to 22 cents for the three months ended June 30, 2000, as compared to 50 cents for the same period in 1999.

                  Six Months Ended June 30, 2000 as Compared to
                         Six Months Ended June 30, 1999

         The Company reported net patient service revenue of $114.6 million for the six months ended June 30, 2000, as compared with $110.6 million for the same period in 1999. Net patient service revenue for the six months ended June 30, 2000 includes a charge of $6.5 million to increase the allowance for contractual adjustments and uncollectible accounts as of June 30, 2000. Excluding the $6.5 million charge, net patient service revenue increased by $10.5 million for the six months ended June 30, 2000. Of this $10.5 million net increase, $15.3 million, or 145.7%, was attributable to new units, including units at which the Company provides services as a result of acquisitions. Same unit patient service revenue decreased approximately $4.8 million, or 4.6%, for the six months ended June 30, 2000. The decline in same unit patient service revenue is the result of a lower acuity level of patient service billed and a lower expected collection rate in the six months ended June 30, 2000 as compared to the same period in 1999. Same units are those units at which the Company provided services for the entire current period and the entire comparable period.

         Salaries and benefits increased $17.8 million, or 25.6%, to $87.5 million for the six months ended June 30, 2000, as compared with $69.7 million for the same period in 1999. Of this $17.8 million increase, $10.4 million, or 58.4%, was attributable to hiring new physicians, primarily to support new unit growth, and the remaining $7.4 million was primarily attributable to increased support staff and resources added in the areas of nursing, management and billing and reimbursement. Supplies and other operating expenses increased $2.8 million, or 29.1%, to $12.4 million for the six months ended June 30, 2000, as compared with $9.6 million for the same period in 1999. The increase was primarily the result of additional rent expense related to the Company's corporate and regional offices, increased legal fees related to government investigations, and the addition of new outpatient offices. Outpatient services require a higher level of office supplies than do inpatient services. Depreciation and amortization expense increased by approximately $1.2 million, or 20.1%, to $6.8 million for the six months ended June 30, 2000, as compared with $5.6 million for the same period in 1999, primarily as a result of amortization of goodwill in connection with acquisitions.

         Income from operations decreased approximately $17.7 million, or 69.3%, to approximately $7.9 million for the six months ended June 30, 2000 as compared with $25.6 million for the same period in 1999. Excluding the $6.5 million charge to revenue, income from operations declined $11.2 million.

         The Company recorded net interest expense of approximately $1.8 million for the six months ended June 30, 2000, as compared with net interest expense of approximately $540,000 for the same period in 1999. The increase in interest expense in 2000 is primarily the result of funds used for the acquisition of physician practices and the use of the Company's line of credit for such purposes.

         During the six months ended June 30, 2000, the Company recorded a tax provision of approximately $2.9 million in order to reflect a significant increase in the estimated effective tax rate for 2000. The increase in the tax rate is primarily due to the change in the Company's estimated annual income before taxes as a result of the charge. Excluding the charge, the effective tax rate for the six months ended June 30, 2000 would have been 45.5% as compared to 40% for the same period in 1999.

         The Company reported net income of approximately $3.1 million for the six months ended June 30, 2000. Excluding the impact of the $6.5 million charge, net income decreased by $8.3 million, or 55.0%, to $6.8 million for the six months ended June 30, 2000, as compared to $15.1 million for the same period in 1999. Diluted net income per common and common equivalent share was 20 cents for the six months ended June 30, 2000. Excluding the impact of the $6.5 million charge, diluted net income per common and common equivalent share decreased to 43 cents for the six months ended June 30, 2000, as compared to 95 cents for the same period in 1999.
                                       10

Liquidity and Capital Resources

         As of June 30, 2000, the Company had a working capital deficit of approximately $15 million, a decrease of $1.4 million from the working capital deficit of $16.4 million at December 31, 1999. The working capital deficit is due to the classification of the Company's line of credit as current at June 30, 2000 and December 31, 1999. Excluding the amount due under the line of credit, working capital increased by approximately $673,000.

         As of June 30, 2000, the Company had $27.3 million available under its $75 million line of credit which matures on September 30, 2000. The Company is currently evaluating options to obtain financing beyond the current maturity of its line of credit. However, there can be no assurance that the Company will be able to obtain financing in amounts and on terms substantially similar to its existing credit facility on or prior to September 30, 2000. Provided the Company is able to secure financing in amounts similar to those currently available under its line of credit, it anticipates that funds generated from operations, together with cash on hand, and funds available under such financing will be sufficient to meet its working capital requirements and finance required capital expenditures for at least the next twelve months.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

         The Company's unsecured revolving credit facility, mortgage note payable and certain operating lease agreements are subject to market risk and interest rate changes. The total amount available under the credit facility is $75 million. At the Company's option, the credit facility bears interest at either LIBOR plus .875% or prime. The mortgage note payable bears interest at prime and the leases bear interest at LIBOR based variable rates. The outstanding principal balances on the credit facility and note payable were approximately $47.7 million and $2.3 million, respectively, at June 30, 2000. The outstanding balances related to the operating leases totaled approximately $17 million at June 30, 2000. Considering the total outstanding balances under these instruments at June 30, 2000 of approximately $67 million, a 1% change in interest rates would result in an impact to pre-tax earnings of approximately $670,000 per year.

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

                  In February 1999, the first of several federal securities law class actions was commenced against the Company and three of its principal officers in United States District Court for the Southern District of Florida ("District Court"). The Plaintiffs are shareholders purporting to represent a class of all open market purchasers of the Company's common stock between April 28, 1998, and various dates through and including April 1, 1999. They claim that during that period the Company violated the antifraud provisions of the federal securities laws by issuing false and misleading statements concerning its accounting practices and financial results, focusing in particular on the capitalization of certain payments made to employees in connection with acquisitions and revenue recognition in light of recent inquiries initiated by state investigators into the Company's billing practices. The Plaintiffs seek damages in an undetermined amount based on the alleged decline in the value of the common stock after the Company disclosed the capitalization issue with respect to the capitalization of certain payments and the inquiries by state investigators. On June 24, 1999, the Judge of the District Court entered an Order of Consolidation consolidating into one case the several federal securities law class action lawsuits. On August 20, 1999, the Judge entered two Orders in the case. The first Order granted the motion made by the three public pension funds to be appointed as lead Plaintiffs and to have their counsel appointed as lead Plaintiffs' counsel. The second Order set the administrative mechanism for handling the consolidated cases, including the time limitations for the filing of a Consolidated Amended Class Action Complaint. On October 7, 1999, the Company filed a Motion to Dismiss the Consolidated Amended Class Action Complaint.

                  On January 19, 2000, the Judge granted defendants' Motion to Dismiss based on deficiencies in the allegations which rendered the pleading insufficient as a matter of law. The Judge provided that the Plaintiffs could file an Amended Complaint on or before February 3, 2000. The Plaintiffs filed a Second Amended Complaint on February 3, 2000. On March 10, 2000, the Company filed a Motion to Dismiss the Second Amended Consolidated Class Action Complaint. The Plaintiffs answering memorandum was filed on April 3, 2000, and the Company's reply memorandum was filed on April 19, 2000. On June 6, 2000, the Judge entered an Order holding that the allegations in the Plaintiff's Second Amended Complaint satisfied the requirements to maintain a cause of action and thus denied the Company's Motion to Dismiss. On July 5, 2000, the Company was served with Plaintiff's First Request for Production of Documents. The Company is preparing its written response to be filed on a timely basis. The Company continues to believe that the claims are without merit and intends to defend them vigorously.

                  In April 1999, the Company received requests, and in one case a subpoena, from investigators in Arizona, Colorado and Florida for information related to its billing practices. On May 25, 2000, a Settlement Agreement was entered into between the Company and the Office of the Attorney General for the State of Florida ("OAG"). The Company paid the OAG $40,000 to settle any possible overpayments by the Florida Medicaid program from January 7, 1997 to the present time. The Agreement settles all aspects of the billing inquiry in the State of Florida. The Agreement states that the OAG investigation, together with an independent audit performed by Ernst & Young, LLP, revealed that no fraud was committed and the possible overpayment was due to lack of clarity in the relevant billing codes. The Company continues to cooperate with the inquiries in Arizona and Colorado. Although the Company believes that its billing practices are proper, as confirmed by the results of the billing inquiry by the State of Florida, the investigations in Arizona and Colorado are ongoing and the Company is unable to predict at this time whether they will have a material adverse effect on the Company's business, financial condition or results of operations.

                  In August 2000, the Company was served with a subpoena requesting a limited number of medical records for patients treated by its physicians at a single hospital. The services provided in that state represent an insignificant percentage of the Company's national group practice. The Company intends to fully comply with the request.

ITEM 2.   Changes in Securities
          ---------------------

          Not applicable.


ITEM 3.   Defaults Upon Senior Securities
          -------------------------------

          Not applicable.


ITEM 4.  Submission of Matters to a Vote of Security-Holders
         ---------------------------------------------------

                  (a) The Company's Annual Meeting of Shareholders was held on May 8, 2000.

                  (b)      Not required.

                  (c) The matters voted on at the Annual Meeting of Shareholders and the tabulation of votes on such matters are as follows:

                           1.    Election of Directors



                                               Against
                                                 or                  Broker Non-
           Name                   For          Withheld   Abstained     Vote
--------------------------------------------------------------------------------

Roger J. Medel, M.D., M.B.A.    13,673,090      494,455         0          0

Michael B. Fernandez            13,673,961      493,584         0          0

M. Douglas Cunningham, M.D.     13,663,095      504,451         0          0

Cesar L. Alvarez                13,671,627      495,918         0          0

Waldemar A. Carlo, M.D.         13,996,148      171,398         0          0

G. Eric Knox, M.D.              13,995,351      172,195         0          0

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

                  The Company's shareholders should also be aware that while the Company does, at various times, communicate with securities analysts, it is against the Company's policies to disclose to such analysts any material non-public information or other confidential information. Accordingly, our shareholders should not assume that the Company agrees with all statements or reports issued by such analysts. To the extent statements or reports issued by analysts contain certain projections, forecasts or opinions about our Company, such reports and statements are not the responsibility of the Company.

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

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

           (a)    Exhibits

                    3.2      Pediatrix's Amended and Restated Bylaws
                    11.1     Statement Re: Computation of Per Share Earnings
                    27.1     Financial Data Schedule

           (b)      Reports on Form 8-K

                    None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PEDIATRIX MEDICAL GROUP, INC.



Date: August 11, 2000          By: /s/ Roger J. Medel, M.D.
                                  -------------------------
                                   Roger J. Medel, M.D., Chief Executive Officer (Principal Executive Officer)


Date: August 11, 2000          By: /s/ Karl B. Wagner
                                  -------------------
                                   Karl B. Wagner, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)