Form 10-Q
period 2000-09-30
PEDIATRIX MEDICAL GROUP INC
filed 2000-11-14
CIK 893949

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 30, 2000

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
      (State or other jurisdiction of        (I.R.S. Employer Identification
      incorporation  or organization)                     No.)


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At November 6, 2000, the Registrant had 15,852,481 shares of $0.01 par value common stock outstanding.

                          PEDIATRIX MEDICAL GROUP, INC.

                                      INDEX

                                                                                                               Page
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.       Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2000 (Unaudited)
  and December 31, 1999.........................................................................................3

Condensed Consolidated Statements of Income for the Three and Nine Months Ended
  September 30, 2000 and 1999 (Unaudited).......................................................................4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
  September 30, 2000 and 1999 (Unaudited).......................................................................5

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

ITEM 3.       Defaults Upon Senior Securities..................................................................14

ITEM 4.       Submission of Matters to a Vote of Security-Holders..............................................14

ITEM 5.       Other Information................................................................................14

ITEM 6.       Exhibits and Reports on Form 8-K.................................................................14


SIGNATURES.....................................................................................................15
----------

                                           PART I - FINANCIAL INFORMATION

                                           ITEM 1. FINANCIAL STATEMENTS

                                           PEDIATRIX MEDICAL GROUP, INC.

                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             September 30,
                                                                 2000                      December 31,
                                                              (Unaudited)                      1999
                                                           -----------------            ------------------
                                                                           (in thousands)
ASSETS
Current assets:

     Cash and cash equivalents .....................       $           1,897            $              825
     Accounts receivable, net.......................                  73,883                        77,726
     Prepaid expenses...............................                     818                           468
     Income taxes receivable........................                     744                            --
     Other current assets...........................                   1,012                           962
                                                           -----------------            ------------------
         Total current assets.......................                  78,354                        79,981
Property and equipment, net.........................                  14,263                        13,567
Other assets, net...................................                 243,451                       241,242
                                                           -----------------            ------------------
         Total assets...............................       $         336,068            $          334,790
                                                           =================            ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

     Accounts payable and accrued expenses..........       $          30,574            $           29,099
     Income taxes payable...........................                      --                            92
     Line of credit.................................                  38,800                        48,393
     Current portion of note payable................                     200                           200
     Deferred income taxes..........................                  17,497                        18,549
                                                           -----------------            ------------------
         Total current liabilities..................                  87,071                        96,333
Note payable........................................                   2,000                         2,150
Deferred income taxes...............................                   6,543                         5,111
Deferred compensation...............................                   3,642                         2,309
                                                           -----------------            ------------------
             Total liabilities......................                  99,256                       105,903
                                                           -----------------            ------------------
Commitments and contingencies
Stockholders' equity:

     Preferred stock................................                      --                            --
     Common stock...................................                     158                           156
     Additional paid-in capital.....................                 134,523                       133,516
     Retained earnings..............................                 102,131                        95,215
                                                           -----------------            ------------------
         Total stockholders' equity.................                 236,812                       228,887
                                                           -----------------            ------------------
         Total liabilities and stockholders' equity.       $         336,068            $          334,790
                                                           =================            ==================


                 The accompanying notes are an integral part of
                           these financial statements

                          PEDIATRIX MEDICAL GROUP, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                          Three Months Ended                         Nine Months Ended
                                                            September 30,                              September 30,
                                                 ------------------------------------      ------------------------------------
                                                      2000                  1999                 2000                 1999
                                                 ---------------      ---------------      ---------------      ---------------
                                                                   (in thousands, except for per share data)
Net patient service revenue ...............      $        64,272      $        57,921      $       178,859      $       168,514
Operating expenses:
   Salaries and benefits ..................               45,420               39,329              132,961              109,040
   Supplies & other operating expenses.....                7,002                5,774               19,400               15,376
   Depreciation and amortization...........                3,478                3,168               10,249                8,805
                                                 ---------------      ---------------      ---------------      ---------------
         Total operating expenses .........               55,900               48,271              162,610              133,221
                                                 ---------------      ---------------      ---------------      ---------------
         Income from operations ...........                8,372                9,650               16,249               35,293

Investment income..........................                   58                   59                  212                  211
Interest expense...........................                 (951)                (964)              (2,953)              (1,656)
                                                 ---------------      ---------------      ---------------      ---------------
    Income before income taxes.............                7,479                8,745               13,508               33,848
Income tax provision ......................                3,650                3,760                6,592               13,801
                                                 ---------------      ---------------      ---------------      ---------------
    Net income.............................      $         3,829      $         4,985      $         6,916      $        20,047
                                                 ===============      ===============      ===============      ===============

Per share data:
     Net income per common and
     common equivalent share:

          Basic............................      $           .24      $           .32      $           .44      $          1.30
                                                 ===============      ===============      ===============      ===============
         Diluted...........................      $           .24      $           .32      $           .43      $          1.27
                                                 ===============      ===============      ===============      ===============
     Weighted average shares used in
     computing net income per
     common and common equivalent
     share:

         Basic.............................               15,779               15,502               15,727               15,438
                                                 ===============      ===============      ===============      ===============
         Diluted...........................               16,187               15,724               15,926               15,846
                                                 ===============      ===============      ===============      ===============

                 The accompanying notes are an integral part of
                           these financial statements

                          PEDIATRIX MEDICAL GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                            -----------------------------------------
                                                                                  2000                      1999
                                                                            ---------------           ---------------
                                                                                         (in thousands)
Cash flows from operating activities:

     Net income...................................................          $         6,916           $        20,047
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization.............................                   10,249                     8,805
        Deferred income taxes.....................................                      380                     5,135
        Changes in assets and liabilities:
           Accounts receivable....................................                    3,843                   (16,224)
           Prepaid expenses and other current assets .............                     (400)                     (234)
           Other assets...........................................                     (453)                      (10)
           Accounts payable and accrued expenses..................                    1,475                     3,598
           Income taxes ..........................................                     (754)                   (6,877)
                                                                            ---------------           ---------------
           Net cash provided from operating activities ...........                   21,256                    14,240
                                                                            ---------------           ---------------
Cash flows used in investing activities:
     Physician group acquisition payments.........................                   (8,426)                  (50,629)
     Purchase of subsidiary stock.................................                       --                  (17,151)
     Purchase of property and equipment...........................                   (2,942)                   (2,813)
                                                                            ---------------           ---------------
           Net cash used in investing activities .................                  (11,368)                  (70,593)
                                                                            ---------------           ---------------
Cash flows from (used in) financing activities:

     (Payments) borrowings on line of credit, net.................                   (9,593)                   48,943
     Payments on note payable.....................................                     (150)                     (150)
     Proceeds from issuance of common stock.......................                      927                     1,595
     Proceeds from issuance of subsidiary stock...................                       --                     5,757
                                                                            ---------------           ---------------
          Net cash (used in)provided from financing activities...                   (8,816)                   56,145
                                                                            ---------------           ---------------
Net increase (decrease) in cash and cash equivalents .............                    1,072                      (208)
Cash and cash equivalents at beginning of period .................                      825                       650
                                                                            ---------------           ---------------
Cash and cash equivalents at end of period........................           $        1,897           $           442
                                                                             ==============           ===============

                 The accompanying notes are an integral part of
                           these financial statements

                          PEDIATRIX MEDICAL GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000

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

         The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results of operations to be expected for the year ended December 31, 2000. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2000.

2.       Business Acquisitions:

         During the first nine months of 2000, the Company completed the acquisition of four physician group practices. Total consideration for acquisitions approximated $8.4 million in cash.

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

         The following unaudited pro forma information combines the consolidated results of operations of the Company and the physician group practices acquired during 1999 and 2000 as if the acquisitions had occurred on January 1, 1999:

                                                 Nine Months Ended
                                                   September 30,
                                       ------------------------------------
                                            2000                   1999
                                       --------------        --------------
                                       (in thousands, except for per share data)
         Net patient service revenue    $     179,357         $    180,977
         Net income                             6,940               20,963
         Net income per share:
           Basic                                  .44                 1.36
           Diluted                                .44                 1.32

         The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

                          PEDIATRIX MEDICAL GROUP, INC.

                                   (Unaudited)

3.       Allowance for Contractual Adjustments and Uncollectible Accounts:

         During the second quarter of 2000, the Company recorded a change in its estimate of the allowance for contractual adjustments and uncollectible accounts. As a result of the change, the Company increased its reserve by $6.5 million. Such amount has been recorded as a reduction of revenue.

4.       Accounts Payable and Accrued Expenses:

         Accounts payable and accrued expenses consist of the following:

                                                                 September 30,                December 31,
                                                                     2000                         1999
                                                              ------------------           --------------------
                                                                               (in thousands)
       Accounts payable............................           $            11,036          $              9,664
       Accrued salaries and bonuses................                         5,395                         4,366
       Accrued payroll taxes and benefits..........                         5,269                         4,258
       Accrued professional liability coverage.....                         4,903                         7,134
       Other accrued expenses......................                         3,971                         3,677
                                                              -------------------          --------------------
                                                              $            30,574          $             29,099
                                                              ===================          ====================

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

                          PEDIATRIX MEDICAL GROUP, INC.

                                   (Unaudited)

6.       Contingencies, Continued:

         On January 19, 2000, the Judge granted defendants' Motion to Dismiss based on deficiencies in the allegations which rendered the pleading insufficient as a matter of law. The Judge provided that the Plaintiffs could file an Amended Complaint on or before February 3, 2000. The Plaintiffs filed a Second Amended Complaint on February 3, 2000. On March 10, 2000, the Company filed a Motion to Dismiss the Second Amended Consolidated Class Action Complaint. The Plaintiffs answering memorandum was filed on April 3, 2000, and the Company's reply memorandum was filed on April 19, 2000. On June 6, 2000, the Judge entered an Order holding that the allegations in the Plaintiff's Second Amended Complaint satisfied the requirements to maintain a cause of action and thus denied the Company's Motion to Dismiss. On July 5, 2000, the Company was served with Plaintiff's First Request for Production of Documents, to which the Company has responded. Discovery is continuing. On September 11, 2000, the Judge entered an Order for Pre-Trial Conference scheduled for May 25, 2001, and an Order of Referral to Mediation. The Company continues to believe that the claims are without merit and intends to vigorously defend against them.

         In April 1999, the Company received requests, and in one case a subpoena, from investigators in Arizona, Colorado and Florida for information related to its billing practices. On May 25, 2000, a Settlement Agreement was entered into between the Company and the Office of the Attorney General for the State of Florida ("OAG"). The Company paid the OAG $40,000 to settle any possible overpayments by the Florida Medicaid program from January 7, 1997 to the present time. The Agreement settles all aspects of the billing inquiry in the State of Florida. The Agreement states that the OAG investigation, together with an independent audit performed by Ernst & Young, LLP, revealed that no fraud was committed and the possible overpayment was due to lack of clarity in the relevant billing codes. On August 28, 2000, a Settlement Agreement was entered into between the Company and the State of Arizona's Medicaid Agency. The Company paid the State $220,000 for potential overpayments for neonatal and pediatric services provided over a ten-year period, from January 1, 1990 to the effective date of the Agreement. Additionally, the Company reimbursed the State of Arizona for costs related to the investigation. The Agreement stated that the State's investigation revealed a potential overpayment, but no intentional fraud, and that any overpayment was due to a lack of clarity in the relevant billing codes. The Company continues to cooperate with the inquiry in Colorado. Although the Company believes that its billing practices are proper, as confirmed by the results of the billing inquiries by the States of Florida and Arizona, the investigation in Colorado is ongoing and the Company is unable to predict at this time whether it will have a material adverse effect on the Company's business, financial condition or results of operations.

         The Company believes that billing audits, inquiries and investigations from government agencies, such as the one received by the Company in August 2000, now occur in the ordinary course of business in the healthcare services industry in general. As such, the Company believes that, from time to time, it may be subject to additional billing audits, inquiries and/or investigations by government and other payors.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ----------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Results of Operations

  Three Months Ended September 30, 2000 as Compared to Three Months Ended September 30, 1999

         The Company reported net patient service revenue of $64.3 million for the three months ended September 30, 2000, as compared with $57.9 million for the same period in 1999, a growth rate of 11.0%. Of this $6.4 million increase, $2.9 million, or 45.3%, was attributable to new units, including units at which the Company provides services as a result of acquisitions. Same unit patient service revenue increased approximately $3.5 million, or 6.2%, for the three months ended September 30, 2000. Same units are those units at which the Company provided services for the entire current period and the entire comparable period.

         Salaries and benefits increased $6.1 million, or 15.5%, to $45.4 million for the three months ended September 30, 2000, as compared with $39.3 million for the same period in 1999. Of this $6.1 million increase, $2.9 million, or 47.5%, was attributable to hiring new physicians, primarily to support new unit growth, and the remaining $3.2 million was primarily attributable to increased support staff and resources added in the areas of nursing, management and billing and reimbursement. Supplies and other operating expenses increased $1.2 million, or 21.3%, to $7.0 million for the three months ended September 30, 2000, as compared with $5.8 million for the same period in 1999. The increase was primarily the result of additional rent expense related to the Company's corporate and regional offices and increased costs related to the development of regional collection offices. Depreciation and amortization expense increased by approximately $310,000, or 9.8%, to $3.5 million for the three months ended September 30, 2000, as compared with $3.2 million for the same period in 1999, primarily as a result of depreciation on fixed asset additions.

         Income from operations decreased approximately $1.3 million, or 13.2%, to approximately $8.4 million for the three months ended September 30, 2000, as compared with $9.7 million for the same period in 1999.

         The Company recorded net interest expense of approximately $893,000 for the three months ended September 30, 2000, as compared with net interest expense of approximately $905,000 for the same period in 1999. The decrease in interest expense in 2000 is primarily due to the reduction of the Company's line of credit.

         The effective income tax rate was approximately 48.8% and 43.0% for the three month periods ended September 30, 2000 and 1999, respectively. The increase in the tax rate is due to the growth of non-deductible amounts associated with goodwill as a percentage of pretax income combined with the decline in the Company's estimated annual pretax income as a result of the $6.5 million charge recorded in the second quarter of 2000.

         Net income decreased 23.2% to $3.8 million for the three months ended September 30, 2000 as compared to $5.0 million for the same period in 1999. Diluted net income per common and common equivalent share decreased to 24 cents for the three months ended September 30, 2000, compared to 32 cents for the same period in 1999.

  Nine Months Ended September 30, 2000 as Compared to Nine Months Ended September 30, 1999

         The Company reported net patient service revenue of $178.9 million for the nine months ended September 30, 2000, as compared with $168.5 million for the same period in 1999. Net patient service revenue for the nine months ended September 30, 2000 includes a charge of $6.5 million, which was recorded during the quarter ended June 30, 2000, to increase the allowance for contractual adjustments and uncollectible accounts. Excluding the $6.5 million charge, net patient service revenue increased by $16.9 million for the nine months ended September 30, 2000. Of this $16.9 million increase, $7.4 million, or 43.8%, was attributable to new units, including units at which the Company provides services as a result of acquisitions. Same unit patient service revenue increased approximately $9.5 million, or 5.7%, for the nine months ended September 30, 2000. Same units are those units at which the Company provided services for the entire current period and the entire comparable period.

         Salaries and benefits increased $24.0 million, or 21.9%, to $133.0 million for the nine months ended September 30, 2000, as compared with $109.0 million for the same period in 1999. Of this $24.0 million increase, $13.4 million, or 55.8%, was attributable to hiring new physicians, primarily to support new unit growth, and the remaining $10.6 million was primarily attributable to increased support staff and resources added in the areas of nursing, management and billing and reimbursement. Supplies and other operating expenses increased $4.0 million, or 26.2%, to $19.4 million for the nine months ended September 30, 2000, as compared with $15.4 million for the same period in 1999. The increase was primarily the result of additional rent expense related to the Company's corporate and regional offices, increased legal fees related to government investigations, increased costs related to regional collection offices, and the addition of new outpatient offices. Outpatient services require a higher level of office supplies than do inpatient services. Depreciation and amortization expense increased by approximately $1.4 million, or 16.4%, to $10.2 million for the nine months ended September 30, 2000, as compared with $8.8 million for the same period in 1999, primarily as a result of depreciation on fixed asset additions and amortization of goodwill in connection with acquisitions.

         Income from operations decreased approximately $19.1 million, or 54.0%, to approximately $16.2 million for the nine months ended September 30, 2000, as compared with $35.3 million for the same period in 1999. Excluding the $6.5 million charge to revenue, income from operations declined $12.6 million.

         The Company recorded net interest expense of approximately $2.7 million for the nine months ended September 30, 2000, as compared with net interest expense of approximately $1.4 million for the same period in 1999. The increase in interest expense in 2000 is primarily the result of funds used for the acquisition of physician practices and the use of the Company's line of credit for such purposes.

         The effective income tax rate was approximately 48.8% and 40.8% for the nine-month periods ended September 30, 2000 and 1999, respectively. The increase in the tax rate is due to the growth of non-deductible amounts associated with goodwill as a percentage of pretax income combined with the decline in the Company's estimated annual pretax income as a result of the $6.5 million charge.

         Net income decreased 65.5% to $6.9 million for the nine months ended September 30, 2000, as compared to $20.0 million for the same period in 1999. Diluted net income per common and common equivalent share decreased to 43 cents for the nine months ended September 30, 2000, compared to $1.27 for the same period in 1999.

Liquidity and Capital Resources

         As of September 30, 2000, the Company had a working capital deficit of approximately $8.7 million, a decrease of $7.7 million from the working capital deficit of $16.4 million at December 31, 1999. The working capital deficit is due to the classification of the Company's line of credit as current at September 30, 2000 and December 31, 1999. Excluding the line of credit, the Company had working capital of approximately $30.1 million at Steptember 30, 2000.

         The Company refinanced its $75 million line of credit which matured on September 30, 2000. The total amount of the refinanced line of credit is $75 million. At the Company's option, the line of credit bears interest at LIBOR plus 2.0% or prime. The line of credit is secured by substantially all the assets of the Company, its subsidiaries and its affiliated practices, and matures on September 30, 2001.

         As of September 30, 2000, the Company had $36.2 million available under its $75 million line of credit. The Company anticipates that funds generated from operations, together with cash on hand, and funds available under its line of credit will be sufficient to meet its working capital requirements and finance required capital expenditures for at least the next twelve months.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

         The Company's unsecured revolving credit facility, mortgage note payable and certain operating lease agreements are subject to market risk and interest rate changes. The total amount available under the credit facility is $75 million. At the Company's option, the credit facility bears interest at LIBOR plus 2.0% or prime. The mortgage note payable bears interest at prime and the leases bear interest at LIBOR based variable rates. The outstanding principal balances on the credit facility and note payable were approximately $38.8 million and $2.2 million, respectively, at September 30, 2000. The outstanding balances related to the operating leases totaled approximately $16.9 million at September 30, 2000. Considering the total outstanding balances under these instruments at September 30, 2000 of approximately $57.9 million, a 1.0% change in interest rates would result in an impact to pretax earnings of approximately $579,000 per year.

                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings
          -----------------

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

                  On January 19, 2000, the Judge granted defendants' Motion to Dismiss based on deficiencies in the allegations which rendered the pleading insufficient as a matter of law. The Judge provided that the Plaintiffs could file an Amended Complaint on or before February 3, 2000. The Plaintiffs filed a Second Amended Complaint on February 3, 2000. On March 10, 2000, the Company filed a Motion to Dismiss the Second Amended Consolidated Class Action Complaint. The Plaintiffs answering memorandum was filed on April 3, 2000, and the Company's reply memorandum was filed on April 19, 2000. On June 6, 2000, the Judge entered an Order holding that the allegations in the Plaintiff's Second Amended Complaint satisfied the requirements to maintain a cause of action and thus denied the Company's Motion to Dismiss. On July 5, 2000, the Company was served with Plaintiff's First Request for Production of Documents, to which the Company has responded. Discovery is continuing. On September 11, 2000, the Judge entered an Order for Pre-Trial Conference scheduled for May 25, 2001, and an Order of Referral to Mediation. The Company continues to believe that the claims are without merit and intends to vigorously defend against them.

                  In April 1999, the Company received requests, and in one case a subpoena, from investigators in Arizona, Colorado and Florida for information related to its billing practices. On May 25, 2000, a Settlement Agreement was entered into between the Company and the Office of the Attorney General for the State of Florida ("OAG"). The Company paid the OAG $40,000 to settle any possible overpayments by the Florida Medicaid program from January 7, 1997 to the present time. The Agreement settles all aspects of the billing inquiry in the State of Florida. The Agreement states that the OAG investigation, together with an independent audit performed by Ernst & Young, LLP, revealed that no fraud was committed and the possible overpayment was due to lack of clarity in the relevant billing codes. On August 28, 2000, a Settlement Agreement was entered into between the Company and the State of Arizona's Medicaid Agency. The Company paid the State $220,000 for potential overpayments for neonatal and pediatric services provided over a ten-year period, from January 1, 1990 to the effective date of the Agreement. Additionally, the Company reimbursed the State of Arizona for costs related to the investigation. The Agreement stated that the State's investigation revealed a potential overpayment, but no intentional fraud, and that any overpayment was due to a lack of clarity in the relevant billing codes. The Company continues to cooperate with the inquiry in Colorado. Although the Company believes that its billing practices are proper, as confirmed by the results of the billing inquiries by the States of Florida and Arizona, the investigation in Colorado is ongoing and the Company is unable to predict at this time whether it will have a material adverse effect on the Company's business, financial condition or results of operations.

                  The Company believes that billing audits, inquiries and investigations from government agencies, such as the one received by the Company in August 2000, now occur in the ordinary course of business in the healthcare services industry in general. As such, the Company believes that, from time to time, it may be subject to additional billing audits, inquiries and/or investigations by government and other payors.

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

          Not applicable

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

(a)      Exhibits

         10.39    Employment Agreement between Pediatrix and Kristen Bratberg

         11.1     Statement Re: Computation of Per Share Earnings

         27.1     Financial Data Schedule

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PEDIATRIX MEDICAL GROUP, INC.

Date: November 13, 2000         By: /s/ Roger J. Medel, M.D.
                                    -----------------------------------------
                                    Roger J. Medel, M.D., Chief Executive
                                    Officer (Principal Executive Officer)


Date: November 13, 2000         By: /s/ Karl B. Wagner
                                    -----------------------------------------
                                    Karl B. Wagner, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)