Form 10-K405
period 2000-12-31
PEDIATRIX MEDICAL GROUP INC
filed 2001-03-16
CIK 893949

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________

                         Commission file number 0-26762

                          PEDIATRIX MEDICAL GROUP, INC.
            (Exchange name of registrant as specified in its charter)

                    FLORIDA                                  65-0271219
         (State or other jurisdiction                     (I.R.S. Employer
       of incorporation or organization)                 Identification No.)

    1301 CONCORD TERRACE, SUNRISE, FLORIDA                           33323
   (Address of principal executive offices)                       (Zip Code)

                                 (954) 384-0175
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------            -----------------------------------------
Common Stock $.01 par value per share  New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

         The aggregate market value of shares of Common Stock, $.01 par value per share, of the registrant held by non-affiliates of the registrant as of February 28, 2001, was approximately $210,065,000 based on a $22.55 closing sales price per share for the Common Stock on the New York Stock Exchange on such date. For purposes of this computation, all executive officers, directors and 5% beneficial owners of the common stock of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors, officers or 5% beneficial owners are, in fact, affiliates of the registrant.

         The number of shares of Common Stock, $.01 par value per share, of the registrant outstanding as of February 28, 2001 was 15,895,828.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.

================================================================================

                                 INDEX TO ITEMS

PART I   .........................................................................................................3

         Item 1.     Business.....................................................................................3
         Item 2.     Properties..................................................................................21
         Item 3.     Legal Proceedings...........................................................................21
         Item 4.     Submission of Matters to a Vote of Security Holders.........................................21

PART II  ........................................................................................................22

         Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters....................22
         Item 6.    Selected Financial Data......................................................................23
         Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations........25
         Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...................................33
         Item 8.    Financial Statements and Supplementary Data..................................................33
         Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........53

PART III ........................................................................................................54

         Item 10.   Directors and Executive Officers of the Registrant...........................................54
         Item 11.   Executive Compensation.......................................................................56
         Item 12.   Security Ownership of Certain Beneficial Owners and Management...............................61
         Item 13.   Certain Relationships and Related Transactions...............................................63

PART IV  ........................................................................................................64

         Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................64

Signatures.......................................................................................................68



                                     PART I

ITEM 1. BUSINESS

         Unless the context requires otherwise, the terms "Pediatrix", "the Company", "we", "us" and "our" refer to Pediatrix Medical Group, Inc., a Florida corporation, together with its subsidiaries and its affiliated professional associations, corporations and partnerships (the "PA Contractors"), which are separate legal entities that contract with Pediatrix Medical Group, Inc. to provide physician services in certain states and Puerto Rico.

GENERAL

         We are the nation's leading provider of physician services at hospital-based neonatal intensive care units ("NICUs"). NICUs are staffed by neonatologists, who are pediatricians with additional training to care for newborn infants with low birth weight and other medical complications. In addition, we are the nation's leading provider of perinatal physician services. Perinatologists are obstetricians with additional training to care for women with high risk and/or complicated pregnancies and their fetuses. We also provide physician services at hospital-based pediatric intensive care units ("PICUs"), and pediatrics departments in hospitals. As of December 31, 2000, we provided services in 24 states and Puerto Rico and employed or contracted with 452 physicians.

         We staff and manage NICUs and PICUs in hospitals, providing the physicians and professional and administrative support, including physician billing and reimbursement services. Our policy is to provide 24-hour coverage at our NICUs and PICUs with on-site or on-call physicians. As a result of this policy, physicians are available to provide pediatric support to other areas of the hospital on an as-needed basis, particularly in the obstetrics, nursery and pediatrics departments, where immediate accessibility to specialized care is critical.

         Similarly, we staff and manage perinatal practices, which involves the operation of outpatient offices as well as the management of inpatient maternal-fetal care in hospitals. In our perinatal practices, we generally provide the physicians and other clinical professionals as needed, including nurse midwives, ultrasonographers and genetic counselors. We also provide administrative support and required medical equipment in our outpatient offices. All of our perinatal practices are in markets in which also provide neonatal physician services, which allows us to pursue contractual arrangements with hospitals and third party payors for the provision of care across the full continuum of maternal-fetal-neonatal medicine.

         We established our leading position in neonatal and perinatal physician services by developing a comprehensive care model and management and systems infrastructure that address the needs of patients, hospitals, payor groups and physicians. We address the needs of (i) patients by providing comprehensive, professional quality care, (ii) hospitals by recruiting, credentialing and retaining neonatologists, perinatologists, pediatric intensivists and other physicians, and hiring related staff to provide services in a cost-effective manner, (iii) payors by providing cost-effective care to patients, and (iv) physicians by providing administrative support, including professional billing and reimbursement expertise and services that enable physicians to focus on providing care to patients, and by offering research and career advancement opportunities within Pediatrix.

RECENT DEVELOPMENTS

         On February 15, 2001, we announced that we had signed a definitive merger agreement to acquire MAGELLA Healthcare Corporation ("Magella"). Under the terms of the merger agreement, we would issue approximately 6.9 million shares of Pediatrix common stock in exchange for all outstanding capital stock (including shares of Magella non-voting common stock that will be issued upon the exercise immediately prior to the merger of substantially all outstanding warrants of Magella). In addition, we would assume certain obligations to issue up to 1.39 million shares of Pediatrix common stock pursuant to Magella's stock option plans. Pediatrix would repay an estimated $25 million of Magella's bank debt and assume $23.5 million of subordinated notes, which notes, subject to agreement by each holder thereof, would be convertible into approximately 1 million shares of Pediatrix common stock.

         On the terms and subject to the conditions set forth in the merger agreement, Infant Acquisition Corporation, a wholly owned subsidiary of Pediatrix ("Sub"), would be merged with and into Magella (the "Merger"). At the effective time of the Merger, the separate existence of Sub would cease and Magella would continue as the surviving corporation and as a wholly owned subsidiary of Pediatrix. The Merger is intended to be a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended, and would be treated as a purchase for financial accounting purposes.

         In the Merger, holders of shares of Magella stock outstanding immediately prior to the effective time of the Merger (other than shares to be canceled in accordance with the merger agreement and shares as to which appraisal rights have been properly exercised) would receive, in exchange for each share of Magella stock held by them, a fraction of a share of Pediatrix common stock equal to the product of (x) one-thirteenth times (y) (A) in the case of Magella common stock, one, or (B) in the case of any other class or series of Magella stock, that number of shares of Magella common stock into which one share of such other class or series of Magella stock is then convertible.

         The board of directors of each company has approved the definitive agreement. Shareholders of Magella representing a majority of the outstanding shares of Magella voting stock have agreed to vote their shares in favor of the proposed merger and, immediately prior to the effective time of the Merger, to exercise warrants held by them to purchase Magella non-voting common stock. The proposed merger is subject to the approval of the shareholders of Pediatrix of the issuance of Pediatrix common stock in connection with the Merger. (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events").

INDUSTRY OVERVIEW

         The managed care environment has created substantial cost containment pressures for all constituents of the healthcare industry. A trend among hospitals is to contract with third parties to manage specialized functions in an effort to contain costs, improve utilization management and reduce administrative burdens. Physician organizations provide hospitals with professional management of staff, including recruiting, staffing and scheduling of physicians.

         Physicians have responded to cost containment pressures by joining larger group practices, through which they have greater leverage to negotiate and contract with hospitals and managed care payors. These pressures have also lead to the development of physician organizations which provide physicians an alternative to self-management while creating greater negotiating power with payors and hospitals, and providing administrative support to deal with the increasing complexity of billing and reimbursement. Our strategy is to continue growth through acquisitions, as physicians remain receptive to joining or affiliating with a larger organization. In addition, we continue to market our services to hospitals to obtain new contracts.

         We believe that hospitals will continue to outsource certain units, such as NICUs and PICUs, on a contract management basis. NICUs and PICUs present significant operational challenges for hospitals, including complex billing procedures, variable admissions rates, and difficulties in recruiting and retaining qualified physicians. Traditionally, hospitals have staffed their NICUs through affiliations with small, local physician groups or with independent practitioners. These small practices typically lack the necessary expertise and support services in quality assurance, billing and reimbursement, recruiting and effective medical management to operate NICUs in a cost-effective manner. Hospitals are increasingly seeking to contract with physician groups that have the capital resources, information and reimbursement systems and management expertise that NICUs require in the evolving managed care environment.

         Of the approximately four million babies born in the United States annually, approximately 10% to 15% require neonatal treatment. Demand for neonatal services is primarily due to premature births, and to infants having difficulty making the transition to extrauterine life. A majority of newborns that require neonatal treatment are not identified until the time of delivery, thus heightening the need for continuous coverage by neonatologists. Across the

United States, NICUs are concentrated primarily among hospitals located in metropolitan areas with a higher volume of births. NICUs are important to hospitals since obstetrics generates one of the highest volumes of admissions and obstetricians generally prefer to perform deliveries at hospitals with NICUs. Hospitals must maintain cost-effective care and service in these units to enhance the hospital's desirability to the community, physicians and managed care payors.

         Our involvement in the field of perinatology was a natural extension of our neonatal practice. Since many perinatal cases result in an admission to a NICU, early involvement by the neonatologist helps yield better outcomes for both mother and child. In addition, improved perinatal care has a positive impact on neonatal outcomes. The expansion of the continuum of care provided by Pediatrix to include perinatology has created an opportunity to strengthen our relationships with both hospitals and payors.

STRATEGY

         Our objective is to enhance our position as the nation's leading provider of neonatal and perinatal physician services by adding new practices and increasing same unit growth. The key elements of our strategy are as follows:

                  FOCUS ON NEONATOLOGY, PERINATOLOGY AND PEDIATRICS. Since our founding in 1979, we have focused primarily on neonatology and pediatrics. As a result of this focus, we believe that we have (i) developed significant expertise in the complexities of billing and reimbursement for neonatal physician services and (ii) a competitive advantage in recruiting and retaining neonatologists seeking to join a group practice. In 1998, we expanded our business into perinatology. We are continuing to focus our efforts in perinatology and are dedicated to developing the same level of expertise in perinatology that we have developed in neonatology over the past 20 years. We believe that our continued focus will allow us to enhance our position as the nation's leading provider of neonatal and perinatal physician services.

                  ACQUIRE NEONATAL AND PERINATAL PHYSICIAN GROUP PRACTICES. We intend to further increase the number of locations at which we provide physician services by acquiring established neonatal and perinatal physician group practices. We believe that we will continue to benefit from physicians joining larger practice groups in an effort to increase negotiating power with managed care organizations and eliminate administrative burdens, while maintaining clinical autonomy. We completed our first acquisition of a neonatology physician group practice in July 1995 and since have acquired more than 50 established physician group practices. However, we are actively pursuing acquisitions of additional neonatal and perinatal physician group practices. We may not be able to identify future acquisition candidates or consummate any future acquisitions. See "Recent Developments" above and "Risk Factors--Our failure to find suitable acquisition candidates or successfully integrate any future or recent acquisitions could harm our business and results of operations" below.

                  DEVELOP REGIONAL NETWORKS AND EXPAND THE CONTINUUM OF CARE. We intend to develop regional and state-wide networks of NICUs and perinatal practices in geographic areas with high concentrations of births. We operate combined regional networks of NICUs and perinatal practices in the Seattle-Tacoma, Denver-Colorado Springs, Phoenix-Tucson, Fort Worth, Kansas City and Reno metropolitan areas. In addition, we intend to continue to acquire and develop perinatal practices in markets where we currently provide NICU services. We believe that the development of regional and state-wide networks and expanding the continuum of care we provide will strengthen our position with third party payors, such as Medicaid and managed care organizations, because such networks will offer more choice to the patients of third party payors.

                  INCREASE SAME UNIT GROWTH. We seek to provide our services to hospitals where we can benefit from increased admissions and intend to increase revenues at existing units by providing support to areas of the hospital outside the NICU and PICU, particularly in the obstetrics, nursery and pediatrics departments, where immediate accessibility to specialized care is critical. These services generate incremental revenue for us, contribute to our overall profitability, enhance the hospital's profitability, strengthen our relationship with the hospital, and assist the hospital in attracting more admissions by enhancing the hospital's reputation in the community as a full-service critical care provider.

                  ASSIST HOSPITALS TO CONTROL COSTS. We intend to continue assisting hospitals to control costs. Our comprehensive care model, which promotes early intervention by perinatologists and neonatologists in emergency situations, as well as the retention of qualified perinatologists and neonatologists, improves the overall cost effectiveness of care. We believe that our ability to assist hospitals to control costs will allow us to continue to be successful in adding new units at which we provide physician services.

                  ADDRESS CHALLENGES OF MANAGED CARE ENVIRONMENT. We intend to continue to develop new methods of doing business with managed care and third party payors that will allow us to develop and strengthen our relationships among payors and hospitals. We are also prepared to enter into flexible arrangements with third party payors, including capitation arrangements. As the nation's leading provider of neonatal and perinatal physician services, we believe that we are well-positioned to address the needs of managed care organizations and other third party payors, which seek to contract with cost-effective, quality providers of medical services.

PHYSICIAN SERVICES

         We furnish physician services to NICUs and PICUs, providing (i) a medical director to manage the unit, (ii) recruiting, staffing and scheduling of physicians and certain other medical staff, (iii) neonatology and pediatric support to other hospital departments, (iv) pediatric subspecialty services, and
(v) billing and reimbursement expertise and services. These physician management services include:

                  UNIT MANAGEMENT. We staff each NICU, PICU and perinatal practice that we manage with a medical director who reports to one of our Regional Medical Officers ("RMO"). The RMOs and all medical directors at these units are board certified or board eligible in neonatology, perinatology, pediatrics, pediatric critical care or pediatric cardiology, as appropriate. In addition to providing medical care and physician management in the unit, the medical director is responsible for (i) the overall management of the unit, including quality of care, professional discipline, utilization review, physician recruitment, staffing and scheduling, (ii) serving as a liaison to the hospital administration, (iii) maintaining professional and public relations in the hospital and the community, and (iv) monitoring our financial success within the unit.

                  RECRUITING, STAFFING AND SCHEDULING. We are responsible for recruiting, staffing and scheduling the neonatologists, perinatologists, pediatricians and advanced registered nurse practitioners ("ARNPs") within the NICU and PICU of the hospital. Our recruiting department maintains an extensive database of neonatologists, perinatologists and pediatricians nationwide from which to draw for recruiting purposes. We pre-screen all candidates and check and verify their credentials, licensure and references. The RMOs and the medical directors play a key role in the recruiting and interviewing process before candidates are introduced to hospital administrators. The NICUs and PICUs that we manage are staffed by at least one neonatologist or pediatrician on site or available on call. These physicians are board certified or board eligible in neonatology, perinatology, pediatrics, pediatric critical care or pediatric cardiology, as appropriate. We also employ or contract with ARNPs, who assist medical directors and other physicians in operating the NICUs and PICUs. All ARNPs have either a certificate as a neonatal nurse practitioner or pediatric nurse practitioner or a masters degree in nursing, and have previous neonatal or pediatric experience. With respect to the physicians that are employed by or under contract with us, we assume responsibility for salaries, benefits, bonuses, group health insurance and physician malpractice insurance. See "Contractual Relationships" below.

                  SUPPORT TO OTHER HOSPITAL DEPARTMENTS. As part of our comprehensive care model, physicians provide support services to other areas of hospitals, particularly in the obstetrics, nursery and pediatrics departments, where immediate accessibility to specialized care is critical. We believe that this support (i) improves our relations with hospital staff and referring physicians, (ii) enhances the hospital's reputation in the community as a full-service critical care provider, (iii) increases admissions from referring obstetricians and pediatricians, (iv) integrates the physicians into a hospital's medical community, (v) generates incremental revenue that contributes to our overall profitability, and (vi) increases the likelihood of our renewing and adding new hospital contracts.

                  BILLING AND REIMBURSEMENT. We assume responsibility for all aspects of the billing, reimbursement and collection related to physician services. Patients and/or third party payors receive a bill from us for physician services. The hospital bills and collects separately for all other services. To address the increasingly complex and time-consuming process of obtaining reimbursement for medical services, we have invested in both the technical and human resources necessary to create an efficient billing and reimbursement process, including specific claim forms and software systems. We begin this process by providing training to physicians that emphasizes a detailed review of and proper coding protocol for all procedures performed and services provided to achieve appropriate collection of revenues for physician services. Our billing and collection operations are conducted from our corporate offices in Sunrise, Florida, as well as regional business offices in Phoenix, Arizona, Orange, California, Richmond, Virginia, and Dallas, Texas.

MARKETING

         Historically, most of our growth was generated internally through marketing efforts and referrals. Beginning in the latter part of 1995, we significantly increased our acquisition activities to capitalize on the opportunities created by the trend toward consolidation in the healthcare industry. Our marketing program to neonatal and perinatal physician groups consists of (i) market research to identify established physician groups, (ii) telemarketing to identify and contact acquisition candidates, as well as hospitals with high demand for perinatal and NICU services, and (iii) other sales and business development personnel that conduct on-site visits together with senior management. We also advertise our services in hospital and healthcare trade journals, participate at hospital and physician trade conferences, and market our services directly to hospital administrators and medical staff. In addition, we focus on developing additional regional networks and statewide networks to strengthen our position with managed care organizations and other third party payors.

MANAGEMENT INFORMATION SYSTEMS

         We maintain several systems to support our day-to-day operations, business development and ongoing clinical and business analysis, including (i) an intranet site to facilitate clinical research and interaction among physicians regarding clinical matters on a real-time basis, (ii) electronic interchange with payors using electronic benefits verification and claims submission, (iii) a database used by the business development and marketing departments in recruiting individual physicians and identifying potential neonatal and perinatal physician group acquisition candidates, which is updated through telemarketing activities, personal contacts, professional journals and mail solicitation, (iv) electronic imaging to streamline accessibility to operational documents, (v) a clinical tracking system used by the physicians to assist in the creation of their respective paperwork and establish the basis for the consolidated clinical information database used to support our education, research and quality assurance programs, and (vi) a company-wide electronic mail system to assist intracompany communications and conferencing. Ongoing development will provide even greater streamlining of information from the clinical systems through the reimbursement process, thereby expediting the overall process.

         Our management information system is an integral component of the billing and reimbursement process. Our system enables us to track numerous and diverse third party payor relationships and payment methods and provides for electronic interchange in support of insurance benefits verification and claims processing to payors accepting electronic submission. Our system was designed to meet our requirements by providing maximum flexibility as payor groups upgrade their payment and reimbursement systems.

CONTRACTUAL RELATIONSHIPS

         HOSPITAL RELATIONSHIPS. Many of our contracts with hospitals grant us the exclusive right and responsibility to manage the provision of physician services to the NICUs and PICUs. The contracts typically have terms of three to five years and renew automatically for additional terms of one to five years unless otherwise terminated by either party. The contracts typically provide that the hospital or we may terminate the agreement prior to the expiration of the initial term upon 90 days' written notice. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         We typically bill for physicians' services on a fee-for-service basis separately from other charges billed by the hospital. Certain contracting hospitals that do not generate sufficient patient volume agree to pay us administrative fees to assure a minimum revenue level. Administrative fees include guaranteed payments to us, as well as fees paid to us by certain hospitals for administrative services performed by our medical directors at such hospitals. Administrative fees accounted for 5%, 6% and 7% of our net patient service revenue during 1998, 1999 and 2000, respectively. The hospital contracts typically require that we and the physicians performing services maintain minimum levels of professional and general liability insurance. We contract and pay the premiums for such insurance on behalf of the physicians. See "Professional Liability and Insurance" below.

         PAYOR RELATIONSHIPS. Substantially all our contracts with third party payors are discounted fee-for-service contracts. Although we have a minor number of small capitated arrangements (in which we are paid a flat monthly fee based on the number of individuals covered by a particular insurance plan) with certain payors, we are prepared to enter into additional capitation arrangements with other third party payors. In the event that we enter into relationships with third party payors with respect to regional and statewide networks, such relationships may be on a capitated basis.

         PA CONTRACTOR RELATIONSHIPS. Pediatrix Medical Group, Inc. ("PMG") has entered into management agreements ("PA Management Agreements") with PA Contractors in all states in which we operate, other than Florida. There is at least one PA Contractor in each state, other than Florida, in which we operate. Each PA Contractor is owned by a licensed physician. Subject to the provisions of the applicable state laws, under the PA Management Agreements, the PA Contractors delegate to PMG only the administrative, management and support functions (and not any functions constituting the practice of medicine) that the PA Contractors have agreed to provide to the hospital. In consideration of such services, each PA Contractor pays PMG a percentage of the PA Contractor's gross revenue (but in no event greater than the net profits of such PA Contractor), or a flat fee. PMG has the discretion to determine whether the fee shall be paid on a monthly, quarterly or annual basis. The management fee may be adjusted from time to time to reflect industry standards and the range of services provided by the PA Contractor. The agreements provide that the term of the arrangements are permanent, subject only to termination by PMG, and the PA Contractor cannot terminate the agreement without PMG's prior written consent. Also, the agreements provide that PMG or its assigns has the right, but not the obligation, to purchase the stock of the PA Contractor. See Note 2 to our Consolidated Financial Statements and "Risk Factors--Regulatory authorities may assert that our arrangements with our affiliated professional contractors constitute fee-splitting or the corporate practice of medicine which could result in civil or criminal penalties and have an adverse effect on our financial condition and results of operations" below.

         PHYSICIAN RELATIONSHIPS. We contract with the PA Contractors to provide the medical services required to fulfill our obligations to hospitals. The physician employment agreements typically have terms of three to five years and can be terminated by either party at any time upon 90 days' prior written notice. The physicians generally receive a base salary plus a productivity bonus. The physician is required to hold a valid license to practice medicine in the appropriate jurisdiction in which the physician practices and to become a member of the medical staff, with appropriate privileges, at each hospital at which he or she practices. We are responsible for billing patients and third party payors for services rendered by the physician, and we have the exclusive right to establish the schedule of fees to be charged for such services. Substantially all of the physicians employed by PMG or the PA Contractors have agreed not to compete with PMG or the PA Contractor within a specified radius of any hospital at which PMG, the PA Contractor or the physician is rendering services for a period of one to two years after termination of employment. We contract and pay the premiums for malpractice insurance on behalf of the physicians. See "Professional Liability and Insurance" below.

         ACQUISITIONS. We structure acquisitions of physician practice groups as asset purchases, stock purchases or mergers. Generally, these structures provide for (i) the assignment to us of the contracts between the physician practice group and the hospital at which the physician practice group provides medical services, (ii) physician "tail insurance" coverage under which we are an insured party to cover malpractice liabilities that may arise after the date of the acquisition which relate to events prior to the acquisition, and (iii) indemnification to us by the previous owners of the acquired entity (although neither Magella nor any of its stockholders is providing us with indemnification). Generally, in acquisitions structured as asset purchases, we do not acquire the physician practice group's receivables or liabilities, including malpractice claims, arising from the physician practice group's activities prior to the date of the acquisition. Generally, in acquisitions structured as stock purchases or mergers, the physician practice group's receivables (net of any liabilities accruing prior to the acquisition and permitted indemnification claims) are assigned to the former owners of the physician practice group.

GOVERNMENT REGULATION

         Our operations and relationships are subject to a variety of governmental and regulatory requirements relating to the conduct of its business. We are also subject to laws and regulations which relate to business corporations in general. We exercise care in an effort to structure our practices and arrangements with hospitals and physicians to comply with applicable federal and state law and believe that such arrangements and practices comply in all material respects with all applicable statutes and regulations.

         Approximately 21% of our net patient service revenue in 2000, exclusive of administrative fees, was derived from payments made by government-sponsored healthcare programs (principally Medicaid). These programs are subject to substantial regulation by the federal and state governments. Any change in reimbursement regulations, policies, practices, interpretations or statutes that places material limitations on reimbursement amounts or practices could adversely affect our operations. Medicaid and other government reimbursement programs are increasingly shifting to managed care, which could result in reduced payments to us for Medicaid patients. In addition, funds received under these programs are subject to audit with respect to the proper billing for physician services and, accordingly, retroactive adjustments of revenue from these programs may occur. See "Risk Factors--Limitations of or reductions in reimbursement amounts or rates by government-sponsored healthcare programs could adversely affect our financial condition and results of operations" below.

         For more information about the various regulations to which we are subject, see "Risk Factors--If we are found to have violated anti-kickback or self-referral laws, we could be subject to monetary fines, civil and criminal penalties and exclusion from participation in government-sponsored health care programs, which would have an adverse effect on our business and results of operations", "Risk Factors--Regulatory authorities may assert that our arrangements with our affiliated professional contractors constitute fee-splitting or the corporate practice of medicine which could result in civil or criminal penalties and have an adverse effect on our financial condition and results of operations", and "Risk Factors--Federal and state healthcare reform, or changes in the interpretation of government-sponsored health care programs, may have an adverse effect on our financial condition and results of operations" below.

PROFESSIONAL LIABILITY AND INSURANCE

         Our business entails an inherent risk of claims of physician professional liability. We maintain professional liability insurance and general liability insurance on a claims-made basis in accordance with standard industry practice. We believe that our coverage is appropriate based upon our claims experience and the nature and risks of our business. There can be no assurance that a pending or future claim or claims will not be successful or if successful will not exceed the limits of available insurance coverage or that such coverage will continue to be available at acceptable costs and on favorable terms. See "Item 3. Legal Proceedings" and "Risk Factors--We may be subject to malpractice lawsuits, some of which we may not be fully insured against" below.

         In order to maintain hospital privileges, the physicians who are employed by or under contract with us are required to obtain professional liability insurance coverage. We contract and pay the premiums for such insurance for the physicians. Our current professional liability insurance policy expires May 1, 2001, and we expect to be able to renew such policy or obtain substantially similar coverage upon expiration.

COMPETITION

         The healthcare industry is highly competitive and has been subject to continual changes in the method in which healthcare services are provided and the manner in which healthcare providers are selected and compensated. We believe that private and public reforms in the healthcare industry emphasizing cost containment and accountability will result in an increasing shift of neonatal and perinatal care from highly fragmented, individual or small practice providers to larger physician groups. Companies in other healthcare industry segments, such as managers of other hospital-based specialties or large physician group practices, some of which have financial and other resources greater than ours, may become competitors in providing management of perinatal, neonatal and pediatric intensive care services to hospitals. Competition in our business is generally based upon our reputation and experience, and the physician's ability to provide cost-effective, quality care. See "Risk Factors--Our industry is already very competitive, increased competition could adversely affect our revenues" below.

SERVICE MARKS

         We have registered the service marks "Pediatrix Medical Group" and "Obstetrix Medical Group" and their design as well as the baby design logo with the United States Patent and Trademark Office.

EMPLOYEES AND PROFESSIONALS UNDER CONTRACT; GEOGRAPHIC COVERAGE

         In addition to the 452 physicians employed by or under contract with us as of December 31, 2000, Pediatrix employed or contracted with 220 other clinical professionals and 747 other full-time and part-time employees. None of our employees are subject to a collective bargaining agreement.

         We provide services in Arizona, Arkansas, California, Colorado, Florida, Georgia, Indiana, Kansas, Maryland, Missouri, Nevada, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Puerto Rico, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and West Virginia.

RISK FACTORS

RISKS RELATED TO THE PROPOSED MERGER WITH MAGELLA

THE VALUE OF THE PEDIATRIX COMMON STOCK THAT MAGELLA'S STOCKHOLDERS WILL RECEIVE IN THE MERGER MAY INCREASE OR DECREASE BECAUSE OF CHANGES IN THE TRADING PRICE OF PEDIATRIX COMMON STOCK, BUT WILL NOT CHANGE AS A RESULT OF ANY CHANGES IN THE VALUE OF MAGELLA STOCK.

         The exchange ratio establishing the percentage of a share of Pediatrix common stock into which each share of Magella stock will be converted is expressed in the merger agreement as a fixed ratio and will not be adjusted in the event of any increase or decrease in the trading price of Pediatrix common stock or the value of Magella stock. Variations in price or value may be the result of changes in the business, operations or prospects of Pediatrix or Magella, market assessments of the likelihood and timing of the merger being completed, regulatory considerations, general economic and market conditions, and other factors. Therefore, the specific dollar value of the Pediatrix common stock that will be issued in the merger will depend on the trading price of Pediatrix common stock at the time that the merger is completed, and may be more than Pediatrix's shareholders or less than Magella's stockholders believe is appropriate. Moreover, the merger may not be completed immediately following the annual meeting, if all conditions to the merger have not yet been satisfied or waived. Accordingly, the trading price of a share of Pediatrix common stock on the date of the annual meeting may not be indicative of its price on the date the merger is completed.

ALTHOUGH WE EXPECT THAT THE MERGER WILL RESULT IN BENEFITS, THOSE BENEFITS WILL NOT BE REALIZED IF WE DO NOT SUCCESSFULLY INTEGRATE MAGELLA'S OPERATIONS WITH OUR OWN.

         Achieving the benefits of the merger will depend in part on the integration of Magella's operations and personnel with those of our own. This integration may be a complex, time consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner. The challenges involved in this integration include the following:

         o identifying and managing unanticipated business uncertainties or legal liabilities relating to Magella's business and operations;

         o managing our costs, including projecting physician and employee costs and appropriately pricing our services;

         o  integrating financial and operational software;

         o obtaining consents of third parties that have contracted with Magella, such as managed care companies and hospitals; and

         o integrating a consistent compliance plan for physician documentation, procedure coding and billing practices.

         For the reasons described under "Our failure to find suitable acquisition candidates or successfully integrate any future or recent acquisitions could harm our business and results of operations" below, we cannot assure you that we will successfully integrate Magella's operations and personnel in a timely manner or at all or that any of the anticipated benefits of the proposed merger will be realized. Failure to do so could materially harm the business and results of operations of the combined company. Also, we cannot assure you that the growth rate of the combined company will equal the historical growth rates experienced separately by us and Magella prior to the merger.

WE AND MAGELLA EXPECT TO INCUR SIGNIFICANT COSTS ASSOCIATED WITH THE MERGER.

         We estimate that we will incur direct transaction costs of approximately $1,750,000 associated with the merger, which will be included as a part of our total purchase cost for accounting purposes. In addition, Magella estimates that it will incur direct transaction costs of approximately $1,400,000, which will be expensed in the quarter that the merger is completed. We also believe the combined company may incur charges to operations, which cannot currently be estimated, in the quarter in which the merger is completed or the following quarters, to reflect costs associated with integrating the two companies. We cannot assure you that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the merger.

IF THE PROPOSED MERGER IS NOT COMPLETED, OUR STOCK PRICE AND FUTURE BUSINESS AND OPERATIONS COULD BE HARMED.

         If the merger is not completed, we may be subject to the following material risks, among others:

         o if our board of directors were to withdraw its recommendation of the merger, we may be required to pay Magella a termination fee of $4.5 million pursuant to the merger agreement;

         o if our shareholders do not approve the issuance of our common stock, we may be required to pay Magella $1.5 million pursuant to the merger agreement as reimbursement for its out-of-pocket expenses in connection with the proposed merger;

         o the price of our common stock may decline to the extent that the current market price of our common stock reflects an assumption that the merger will be completed; and

         o our costs related to the merger, such as legal and accounting costs, and some of the fees of our financial advisors, must be paid even if the merger is not completed.

BECAUSE MAGELLA'S BUSINESS IS SIMILAR TO OURS, THE RISKS THAT AFFECT US ALSO AFFECT MAGELLA.

         Magella's business and operations are similar to ours. Both companies provide neonatal and perinatal physician services through their respective subsidiaries and through various professional associations and partnerships, or affiliated professional contractors, with whom they contract to provide medical services as described under "Regulatory authorities may assert that our arrangements with our affiliated professional contractors constitute fee-splitting or the corporate practice of medicine which could result in civil or criminal penalties and have an adverse effect on our financial condition and results of operations" below. Accordingly, many of the risks related to Pediatrix that are described under "--Risks related to Pediatrix" below also apply to Magella's business and operations. Neither Magella nor any of its stockholders has indemnified us against any of these risks.

RISKS RELATED TO PEDIATRIX

FROM TIME TO TIME WE ARE SUBJECT TO BILLING INVESTIGATIONS WHICH COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

         Some state and federal statutes impose substantial penalties, including civil and criminal fines and imprisonment, on health care providers that fraudulently or wrongfully bill governmental or other third party payors for health care services. In addition, Federal laws allow a private person to bring a civil action in the name of the United States government for false billing violations. In April 1999, we received requests, and in one case a subpoena, from investigators in Arizona, Colorado and Florida for information related to our billing practices for services reimbursed by the Medicaid programs in these states and the Tricare program for military dependents. On May 25, 2000, we entered into a settlement agreement with the Office of the Attorney General for the State of Florida, pursuant to which we paid the State of Florida $40,000 to settle any claims regarding our receipt of overpayments from the Florida Medicaid program from January 7, 1997 through the effective date of the settlement agreement. On August 28, 2000, we entered into a settlement agreement with the State of Arizona's Medicaid Agency, pursuant to which we paid the State of Arizona $220,000 in settlement of potential claims regarding payments received by Pediatrix and its affiliated physicians and physician practices from the Arizona Medicaid program for neonatal, newborn and pediatric services provided over a ten-year period, from January 1, 1990 through the effective date of the settlement agreement. Additionally, we reimbursed the State of Arizona for costs related to its investigation. The Florida and Arizona settlement agreements both stated that the investigations conducted by those states revealed a potential overpayment, but no intentional fraud, and that any overpayment was due to a lack of clarity in the relevant billing codes.

         The investigation in Colorado is ongoing and these matters have prompted inquiries by Medicaid officials in other states. We cannot predict whether the Colorado investigation or any other inquiries will have a material adverse effect on our business, financial condition or results of operations. We further believe that billing audits, inquiries and investigations from government agencies will continue to occur in the ordinary course of our business and in the health care services industry in general and from time to time, we may be subject to additional billing audits and inquiries by government and other payors.

THE HEALTH CARE INDUSTRY IS HIGHLY REGULATED AND OUR FAILURE TO COMPLY WITH LAWS OR REGULATIONS, OR A DETERMINATION THAT IN THE PAST WE HAVE FAILED TO COMPLY WITH LAWS OR REGULATIONS, COULD HAVE AN ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The health care industry and physicians' medical practices are highly regulated. Neonatal, perinatal and other health care services that we and our affiliated professional contractors provide are subject to extensive federal, state and local laws and regulations governing various matters such as the licensing and certification of our facilities and personnel, the conduct of our operations, our billing and coding policies and practices, our policies and practices with regard to patient privacy and confidentiality, and prohibitions on payments for the referral of business and self-referrals. If we fail to comply with these laws, or a determination is made that in the past we have failed to comply with these laws, our financial condition and results of operations could be adversely affected. In addition, changes in health care laws or regulations may restrict our existing operations, limit the expansion of our business or impose additional compliance requirements. These changes, if effected, could have the effect of reducing our opportunities for continued growth and imposing additional compliance costs on us that we cannot recover through price increases.

IF WE ARE UNSUCCESSFUL IN DEFENDING CLASS ACTION LAWSUITS THAT HAVE BEEN BROUGHT AGAINST US, DAMAGES AWARDED MAY EXCEED THE LIMITS OF OUR INSURANCE COVERAGE.

         In February 1999, several federal securities law class actions were commenced against us and three of our principal officers in United States District Court for the Southern District of Florida. The plaintiffs purport to represent a class of all open market purchasers of our common stock between March 31, 1997, and various dates through and including April 2, 1999. They claim that during that period, we violated the antifraud provisions of the federal securities laws by issuing false and misleading statements concerning our billing practices and results of operations. The plaintiffs seek damages in an undetermined amount based on the alleged decline in the value of the common stock after we, in early April 1999, disclosed the initiation of inquiries by state investigators into our billing practices. The plaintiff class has been certified, and the case is now in the discovery stage. No trial date has been set, but on September 11, 2000, the court set a pre-trial conference for May 25, 2001. Under the local rules, all pre-trial activities, including discovery and motions for summary judgment, must be completed before that date, and trial may be set for any time thereafter. Also pursuant to the local rules, the parties have agreed to engage in a mediation, but to date those efforts have been unsuccessful. Although we continue to believe that the claims are without merit and intend to defend them vigorously, if we are unsuccessful in defending class action lawsuits that have been brought against us, damages awarded could exceed the limits of our insurance coverage and have a material adverse effect on our financial condition, results of operations and liquidity.

LIMITATIONS OF OR REDUCTION IN REIMBURSEMENT AMOUNTS OR RATES BY
GOVERNMENT-SPONSORED HEALTHCARE PROGRAMS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         A significant portion of our net patient service revenues is derived from reimbursements by various government-sponsored health care programs (principally Medicaid). These government programs, as well as private insurers, have taken and may continue to take steps to control the cost, use and delivery of health care services. Our business could be adversely affected by reductions in or limitations of reimbursement amounts or rates under these programs, reductions in funding of these programs, or elimination of coverage for certain individuals or treatments under these programs, which may be implemented as a result of:

         o increasing budgetary and cost containment pressures on the health care industry generally;

         o new federal or state legislation reducing state Medicaid funding and reimbursements or increasing state discretionary funding;

         o new state legislation encouraging or mandating state Medicaid managed care;

         o state Medicaid waiver requests granted by the federal government, increasing discretion with respect to, or reducing coverage or funding for, certain individuals or treatments under Medicaid, in the absence of new federal legislation;

         o increasing state discretion in Medicaid expenditures which may result in decreased reimbursement for, or other limitations on, the services that we provide; or

         o other changes in reimbursement regulations, policies or interpretations that place material limitations on reimbursement amounts or practices for services that we provide.

         In addition, these government-sponsored health care programs generally provide for reimbursements on a fee schedule basis rather than on a charge-related basis. Therefore, we generally cannot increase our revenues by increasing the amount we charge for our services. To the extent our costs increase, we may not be able to recover our increased costs from these government programs. In states where Medicaid managed care is encouraged and may become mandated, Medicaid reimbursement payments to us could be reduced as managed care organizations bargain for reimbursement with competing providers and contract with these states to provide benefits to Medicaid enrollees. Moreover, cost containment measures and market changes in non-governmental insurance plans have generally restricted our ability to recover, or shift to non-governmental payors, these increased costs. Also, funds we receive from third party payors, including government programs, are subject to audit with respect to the proper billing for physician and ancillary services and, accordingly, our revenue from these programs may be adjusted retroactively.

IF OUR PHYSICIANS DO NOT APPROPRIATELY RECORD AND DOCUMENT THE SERVICES THAT THEY PROVIDE, OUR REVENUES COULD BE ADVERSELY AFFECTED.

         Physicians employed or under contract with our affiliated professional contractors are responsible for assigning reimbursement codes and maintaining sufficient supporting documentation in respect of the services that they provide. We use this information to seek reimbursement for their services from third party payors. If our physicians do not appropriately code or document their services, our revenues could be adversely affected. For example, during our recent billing investigations, we believe that our physicians took too conservative an approach to coding their services, increasing the use of non-critical care codes for which our reimbursement is lower than critical care codes. As a result, we received lower reimbursements than we believed we were entitled to receive under our arrangements with third party payors.

REGULATORY AUTHORITIES MAY ASSERT THAT OUR ARRANGEMENTS WITH OUR AFFILIATED PROFESSIONAL CONTRACTORS CONSTITUTE FEE-SPLITTING OR THE CORPORATE PRACTICE OF MEDICINE WHICH COULD RESULT IN CIVIL OR CRIMINAL PENALTIES AND HAVE AN ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Many states have laws that prohibit business corporations, such as our company, from practicing medicine, exercising control over medical judgments or decisions of physicians, or engaging in certain arrangements, such as fee-splitting, with physicians. In these states, we maintain long-term management contracts with professional associations and partnerships that are owned by physicians licensed in that state, and these affiliated professional contractors in turn employ or contract with physicians to provide physician services. Regulatory authorities or other parties may assert that, despite these arrangements, we are engaged in the corporate practice of medicine or that our contractual arrangements with our affiliated professional contractors constitute fee-splitting or the corporate practice of medicine, in which case we could be subject to civil and criminal penalties and could be required to restructure our contractual arrangements with our affiliated professional contractors. We cannot assure you that this will not occur or, if it does, that we would be able to restructure our contractual arrangements on terms that are similar or at least as favorable to us. If we were unable to so restructure our contractual arrangements, our financial condition and results of operations could suffer. In states where we are not permitted to practice medicine, we perform only non-medical administrative services, do not represent that we offer medical services and do not exercise influence or control over the practice of medicine by the physicians employed by our affiliated professional contractors. In states where fee-splitting is prohibited, the fees that we receive from our affiliated professional contractors have been established on a basis that we believe complies with the applicable states' laws. Although we believe that we are in compliance with applicable state laws in relation to the corporate practice of medicine and fee-splitting, we cannot assure you of this.

IF WE ARE FOUND TO HAVE VIOLATED ANTI-KICKBACK OR SELF-REFERRAL LAWS, WE COULD BE SUBJECT TO MONETARY FINES, CIVIL AND CRIMINAL PENALTIES AND EXCLUSION FROM PARTICIPATION IN GOVERNMENT-SPONSORED HEALTH CARE PROGRAMS, WHICH WOULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

         Federal anti-kickback laws and regulations prohibit certain offers, payments or receipts of remuneration in return for (1) referring Medicaid or other government-sponsored health care program patients or patient care opportunities or (2) purchasing, leasing, ordering or arranging for, or recommending any service or item for which payment may be made by a government-sponsored health care program. In addition, federal physician self-referral legislation, known as the Stark law, prohibits Medicare or Medicaid payments for certain services furnished by a physician who has a financial relationship with various physician-owned or physician-interested entities. These laws are broadly worded and, in the case of the anti-kickback law, have been broadly interpreted by federal courts, and potentially subject many business arrangements to government investigation and prosecution, which can be costly and time consuming. Violations of these laws are punishable by monetary fines, civil and criminal penalties, exclusion from participation in government-sponsored health care programs and forfeiture of amounts collected in violation of such laws, which could have an adverse effect on our business and results of operations. Certain states in which we do business also have similar anti-kickback and self-referral laws, imposing substantial penalties for violations. The relationships, including fee arrangements, among our affiliated professional contractors, hospital clients and physicians have not been examined by federal or state authorities under these anti-kickback and self-referral laws and regulations.

FEDERAL AND STATE HEALTHCARE REFORM, OR CHANGES IN THE INTERPRETATION OF GOVERNMENT-SPONSORED HEALTH CARE PROGRAMS, MAY HAVE AN ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Federal and state governments have recently focused significant attention on health care reform. Some proposals under consideration, or others which may be introduced, could, if adopted, have a material adverse effect on our financial condition and results of operations. We cannot predict which, if any, proposal that has been or will be considered will be adopted or what effect any future legislation will have on us.

OUR FAILURE TO FIND SUITABLE ACQUISITION CANDIDATES OR SUCCESSFULLY INTEGRATE ANY FUTURE OR RECENT ACQUISITIONS COULD HARM OUR BUSINESS AND RESULTS OF OPERATIONS.

         We have expanded and intend to continue to expand our geographic and market penetration primarily through acquisitions of physician group practices. However, we cannot assure you that we will be able to implement our acquisition strategy, or that our strategy will be successful. In implementing our acquisition strategy, we compete with other potential acquirers, some of which may have greater financial or operational resources than we do. Competition for acquisitions may intensify due to the ongoing consolidation in the health care industry, which may increase the costs of capitalizing on such opportunities.

         In addition, completion of acquisitions could result in us incurring or assuming additional indebtedness and issuing additional equity. The issuance of shares of common stock for an acquisition may result in dilution to our existing shareholders.

         Moreover, integrating acquisitions into our existing operations involves numerous additional short and long-term risks, including:

         o  diversion of our management's attention;

         o  failure to retain key personnel;

         o  amortization of acquired intangible assets; and

         o  one-time acquisition expenses.

         In addition, we cannot assure you that we will complete or integrate acquisitions in new states; but if we do, we will be required to comply with the laws and regulations of those states, which may differ from those of the states in which our operations are currently conducted. Many of our acquisition-related expenses may have a negative effect on our results of operations until, if ever, these expenses are offset by increased revenues. We cannot assure you that we will identify suitable acquisition candidates in the future or that we will complete future acquisitions or, if completed, that any acquisition, including our recent acquisitions, will be integrated successfully into our operations or that we will be successful in achieving our objectives.

FAILURE TO MANAGE OUR GROWTH EFFECTIVELY COULD HARM OUR BUSINESS AND RESULTS OF OPERATIONS.

         We have experienced rapid growth in our business and number of employees in recent years. Continued rapid growth may impair our ability to provide our services efficiently and to manage our employees adequately. While we are taking steps to manage our growth, our future results of operations could be materially adversely affected if we are unable to do so effectively.

OUR QUARTERLY RESULTS WILL LIKELY FLUCTUATE, WHICH COULD CAUSE THE VALUE OF OUR COMMON STOCK TO DECLINE.

         We have recently experienced and expect to continue to experience quarterly fluctuations in our net patient service revenue and associated net income primarily due to volume and cost fluctuations. We have significant fixed operating costs, including physician costs, and, as a result, are highly dependent on patient volume and capacity utilization of our affiliated professional contractors to sustain profitability. Our results of operations for any quarter are not necessarily indicative of results of operations for any future period or full year. As a result, our results of operations may fluctuate significantly from period to period. In addition, there recently has been significant volatility in the market price of securities of health care companies that in many case we believe has been unrelated to the operating performance of these companies. We believe that certain factors, such as legislative and regulatory developments, quarterly fluctuations in our actual or anticipated results of operations, lower revenues or earnings than those anticipated by securities analysts, and general economic and financial market conditions, could cause the price of our common stock to fluctuate substantially.

WE MAY BE SUBJECT TO MALPRACTICE LAWSUITS, SOME OF WHICH WE MAY NOT BE FULLY INSURED AGAINST.

         Our business entails an inherent risk of claims of physician professional liability. We periodically become involved as a defendant in medical malpractice lawsuits, some of which are currently ongoing and are subject to the attendant risk of substantial damage awards. A significant source of potential liability is negligence or alleged negligence of physicians employed or contracted by us or our affiliated professional contractors. To the extent these physicians are our employees, or are regarded as our agents, we could be held liable. Our contracts with hospitals generally require us to indemnify certain persons for losses resulting from the negligence of physicians who are associated with us. We cannot assure you that a pending or future claim or claims will not be successful or, if successful, will not exceed the limits of our available insurance coverage or that this coverage will continue to be available at acceptable costs and on favorable terms. Liabilities in excess of our insurance coverage could have a material adverse effect on our financial condition and results of operations.

IF WE ARE UNABLE TO COLLECT REIMBURSEMENTS FROM THIRD PARTY PAYORS IN A TIMELY MANNER FOR OUR SERVICES, OUR REVENUES COULD BE ADVERSELY AFFECTED.

         A significant portion of our revenue is derived from reimbursements from various third party payors, including government-sponsored health care plans, private insurance plans and managed care plans, for services provided by our affiliated professional contractors. In addition to being responsible for submitting reimbursement requests to third party payors, we are also responsible for the collection of reimbursements and assume the financial risks relating to uncollectible and delayed reimbursements by third party payors. In the current health care reimbursement environment, we may continue to experience difficulties in collecting reimbursements to which we are entitled for services that we have provided from third party payors, including Medicaid programs and managed care payors. As part of their efforts to manage costs in an increasingly competitive environment, third party payors may seek to reduce, by appeal or otherwise, or delay reimbursements to which we are entitled for services that we have provided. If we are not reimbursed in a timely manner for the services that we provide, our revenues could be adversely affected.

IF OUR PHYSICIANS LOSE THE ABILITY TO PROVIDE SERVICES IN ANY HOSPITALS OR ADMINISTRATIVE FEES PAID TO US BY HOSPITALS ARE REDUCED, OUR REVENUES COULD BE ADVERSELY AFFECTED.

         Our net patient service revenue is derived primarily from fee-for-service billings for patient care provided by our physicians and from administrative fees. Our arrangements with certain hospitals provide that if the hospital does not generate sufficient patient volume it will pay us administrative fees in order to guarantee that we receive a specified minimum revenue level. We also receive administrative fees from hospitals for administrative services performed by physicians providing medical direction services at the hospital. Administrative fees accounted for 5%, 6% and 7% of our net patient service revenue during 1998, 1999 and 2000, respectively. Our contractual arrangements with hospitals generally are for periods of one to five years and may be terminated by us or the hospital upon 90 days' written notice. While we have in most cases been able to renew these arrangements, hospitals may cancel or not renew our arrangements in the future, or may not pay us administrative fees in the future. To the extent that our arrangements with hospitals are canceled, or are not renewed or replaced with other arrangements with at least as favorable terms, our financial condition and results of operations could be adversely affected. In addition, to the extent our physicians lose their privileges in hospitals or hospitals enter into arrangements with other physicians, our revenues could also be adversely affected.

OUR INDUSTRY IS ALREADY VERY COMPETITIVE, INCREASED COMPETITION COULD ADVERSELY AFFECT OUR REVENUES.

         The health care industry is highly competitive and subject to continual changes in the method in which services are provided and the manner in which health care providers are selected and compensated. We believe that private and public reforms in the health care industry emphasizing cost containment and accountability will result in an increasing shift of neonatal and perinatal care from highly fragmented, individual or small practice providers to larger physician groups. Companies in other health care industry segments, such as managers of other hospital-based specialties or currently expanding large physician group practices, some of which have financial and other resources greater than we do, may become competitors in providing neonatal, perinatal and pediatric intensive care physician services to hospitals. We may not be able to continue to compete effectively in this industry, additional competitors may enter our markets, and this competition may have an adverse effect on our revenues.

WE MAY NOT BE ABLE TO SUCCESSFULLY RECRUIT AND RETAIN QUALIFIED PHYSICIANS TO SERVE AS OUR INDEPENDENT CONTRACTORS OR EMPLOYEES.

         Our business strategy is dependent upon our ability to recruit and retain qualified neonatologists and perinatologists. We have been able to compete with many types of health care providers, as well as teaching, research, and government institutions, for the services of qualified physicians. No assurance can be given that we will be able to continue to recruit and retain a sufficient number of qualified neonatologists and perinatologists who provide services in markets served by us on terms similar to our current arrangements. The inability to successfully recruit and retain physicians could adversely affect our ability to service existing or new units at hospitals, or expand our business.

WE ARE DEPENDENT UPON OUR KEY MANAGEMENT PERSONNEL FOR OUR FUTURE SUCCESS.

         Our success depends to a significant extent on the continued contributions of our key management, business development, sales and marketing personnel, including one of our principal shareholders, Chief Executive Officer and co-founder, Dr. Roger Medel, for our management and implementation of our growth strategy. The loss of Dr. Medel or other key personnel could have a material adverse effect on our financial condition, results of operations and plans for future development.

THE SUBSTANTIAL NUMBER OF OUR SHARES THAT WILL BE ELIGIBLE FOR SALE IN THE NEAR FUTURE COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO FALL.

         The market price of our common stock could fall as a result of sales of a large number of shares of common stock in the market, or the price could remain lower because of the perception that such sales may occur. These factors could also make it more difficult for us to raise funds through future offerings of our common stock.

         As of December 31, 2000, there were 15,877,815 million shares of our common stock outstanding. Based on the capitalization of Pediatrix and Magella at February 28, 2001, and assuming that the merger is completed on May 31, 2001, immediately after the completion of the merger there will be approximately 22,764,529 million shares of our common stock outstanding, all of which will be freely tradable without restriction, with the following exceptions:

         o 37,824 shares, which are owned by certain of our officers, directors and affiliates, may be resold publicly at any time subject to the volume and other restrictions under Rule 144 of the Securities Act of 1933;

         o 996,338 shares, which are owned by certain persons who are parties to the standstill and registration rights agreement (including certain of our officers, directors and affiliates) may not be resold without our consent until November 27, 2001, and thereafter only in accordance with the applicable volume and other restrictions under Rule 144 of the Securities Act of 1933;

         o 2,253,688 shares, which are owned by Welsh, Carson, Anderson & Stowe VII, L.P. and certain of its affiliates, may not be resold without our consent until May 31, 2002, and thereafter only in accordance with any applicable volume and other restrictions under Rule 144 of the Securities Act of 1933; and

         o approximately 1,002,409 shares, which are owned by Welsh, Carson, Anderson & Stowe VII, L.P. and certain of its affiliates, not more than one-third of which, or approximately 334,136 shares, may be resold without our consent in any 90-day period between August 29, 2001, and May 31, 2002, pursuant to this proxy statement/prospectus or otherwise in accordance with any applicable volume and other restrictions under Rule 144 of the Securities Act of 1933.

         As of December 31, 2000, there were also:

         o 4,841,983 shares of our common stock reserved for issuance under our amended and restated stock option plan, of which options for an aggregate of 4,555,431 shares of common stock were issued and outstanding and options for an aggregate of 2,666,022 shares of common stock were exercisable; and

         o 544,989 shares of our common stock reserved for issuance under our employee stock purchase plans.

         In addition, based on the capitalization of Pediatrix and Magella at February 28, 2001, and assuming that the merger is completed on May 31, 2001, immediately after the completion of the merger there will be approximately 2,438,288 shares of our common stock issuable under Magella's stock options and convertible notes.

         All shares of common stock issued under Magella's options, warrants and convertible notes and our stock option and employee stock purchase plans will be freely tradable, subject to the volume trading limitations under Rule 144 of the Securities Act of 1933 in respect of shares acquired by our affiliates. Magella's options, warrants and convertible notes, and our stock options, entitle holders to purchase shares of our common stock at prices which may be less than the current market price per share of our common stock. Holders of these options, warrants and convertible notes will usually exercise or convert them at a time when the market price of our common stock is greater than their exercise price or conversion price, as the case may be. The exercise or conversion of these options, warrants and convertible notes and subsequent sale of our common stock could reduce the market price for our common stock and result in dilution to our then shareholders.

IF WE ENTER INTO A SIGNIFICANT NUMBER OF SHARED-RISK CAPITATED ARRANGEMENTS WITH CERTAIN PAYORS, SUCH ARRANGEMENTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The evolving managed care environment has created substantial cost containment pressures for the health care industry. Our contracts with payors and managed care organizations traditionally have been fee-for-service arrangements. At December 31, 2000, we had relatively few "capitated" and "case rate" arrangements with certain payors. Under capitated payment arrangements, we receive a flat fee monthly based on the number of individuals covered by that particular insurance plan regardless of the number of patients or types of treatment we provide, and under a case rate payment arrangement, we receive a fixed dollar amount per patient. If we enter into similar arrangements in the future our financial condition and results of operations may be adversely affected if we are unable to manage our risks under these arrangements.

OUR CURRENTLY OUTSTANDING PREFERRED STOCK PURCHASE RIGHTS AND OUR ABILITY TO ISSUE SHARES OF PREFERRED STOCK COULD DETER TAKEOVER ATTEMPTS.

         We have adopted a preferred share purchase rights plan. Under this plan, each outstanding share of Pediatrix common stock includes a preferred stock purchase right that entitles the registered holder, subject to the terms of our rights agreement, to purchase from Pediatrix a one-thousandth of a share of our series A junior participating preferred stock at an exercise price of $150 per right for each share of common stock held by the holder. In addition, if a person or group of persons acquires beneficial ownership of 15% or more of the outstanding shares of Pediatrix common stock, each right will permit its holder to purchase $300 worth of Pediatrix common stock for $150. The rights are attached to all certificates representing outstanding shares of Pediatrix common stock, and no separate rights certificates have been distributed. Some provisions contained in the rights agreement may have the effect of discouraging a third party from making an acquisition proposal for Pediatrix and may thereby inhibit a change in control. For example, such provisions may deter tender offers for shares of common stock which offers may be attractive to shareholders, or deter purchases of large blocks of common stock, thereby limiting the opportunity for shareholders to receive a premium for their shares of common stock or exchangeable shares over the then-prevailing market prices.

         In addition, our amended and restated articles of incorporation authorize our board of directors to issue up to 1,000,000 shares of undesignated preferred stock and to determine the powers, preferences and rights of these shares, without shareholder approval. This preferred stock could be issued with voting, liquidation, dividend and other rights superior to those of the holders of common stock. The issuance of preferred stock under some circumstances could have the effect of delaying, deferring or preventing a change in control.

PROVISIONS OF OUR BYLAWS COULD DETER TAKEOVER ATTEMPTS WHICH MAY RESULT IN A LOWER MARKET PRICE FOR OUR COMMON STOCK.

         Provisions in our amended and restated bylaws, including those relating to calling shareholder meetings, taking action by written consent and other matters, could render it more difficult or discourage an attempt to obtain control of Pediatrix through a proxy contest or consent solicitation. These provisions could limit the price that some investors might be willing to pay in the future for our shares of common stock.

IF WE ARE UNABLE TO OBTAIN FINANCING WHEN OUR CURRENT CREDIT FACILITY EXPIRES, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

         Our current credit facility expires September 30, 2001. We are currently evaluating alternatives to meet our capital requirements after this date. If we are not able to obtain financing in the amount of, and on terms at least as favorable as, our current credit facility prior to September 30, 2001, our business could be adversely affected.

FORWARD LOOKING STATEMENTS MAY PROVE INACCURATE

         Certain information included or incorporated by reference in this Annual Report may be deemed to be "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, that address activities, events or developments that Pediatrix or Magella intends, expects, projects, believes or anticipates will or may occur in the future are forward looking statements. Such statements are characterized by terminology such as "believe", "hope", "may", "anticipate", "should", "intend", "plan", "will", "expect", "estimate", "project", "positioned", "strategy" and similar expressions. These statements are based on assumptions and assessments made by Pediatrix`s or Magella's management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward looking statements. We disclaim any duty to update any forward looking statements. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the risk factors discussed above.

ITEM 2. PROPERTIES

         We lease our corporate office located in Sunrise, Florida (approximately 80,000 square feet). During 2000, we leased space in other facilities in various states for our business and medical offices, storage space, and temporary housing of medical staff, with aggregate annual rents of approximately $3,293,000. See Note 9 to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

         For a description of certain legal proceedings involving us, see "Risk Factors--From time to time we are subject to billing investigations which could have an adverse effect on our business and results of operations" and "Risk Factors--If we are unsuccessful in defending class action lawsuits that have been brought against us, damages awarded may exceed the limits of our insurance coverage" above.

         During the ordinary course of business, we have become a party to pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice and are generally covered by insurance. We believe, based upon the investigations conducted by us to date, that the outcome of such legal actions and proceedings, individually or in the aggregate, will not have a material adverse effect on our financial condition, results of operations or liquidity, notwithstanding any possible lack of insurance recovery. If liability results from medical malpractice claims, there can be no assurance that our medical malpractice insurance coverage will be adequate to cover liabilities arising out of such proceedings. See "Risk Factors--We may be subject to malpractice lawsuits, some of which we may not be fully insured against" above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fiscal quarter ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         Pediatrix common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "PDX". The following table sets forth, for the periods indicated, the high and low sales prices for the common stock as reported on the NYSE.

                                       HIGH                        LOW
                                       ----                        ---
      1999

      First Quarter                    65 9/16                     18 1/16
      Second Quarter                   28 3/8                      13 1/8
      Third Quarter                    21 1/4                      12 1/2
      Fourth Quarter                   13 7/8                       6

      2000

      First Quarter                    12                           6 3/4
      Second Quarter                   11 7/8                       6 7/16
      Third Quarter                    16 1/2                      11 1/4
      Fourth Quarter                   25 11/16                    12 7/8


         As of February 28, 2001, there were approximately 133 holders of record of the 15,895,828 outstanding shares of Pediatrix common stock. The closing sales price for Pediatrix common stock on February, 28, 2001, was $22.55 per share.

         We did not declare or pay any cash dividends on our common stock in 1999 or 2000, nor do we currently intend to declare or pay any cash dividends in the future, but instead we intend to retain all earnings for the operation and expansion of our business. The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, results of operations, capital requirements, our general financial condition, general business conditions and contractual restrictions on payment of dividends, if any, as well as such other factors as the Board of Directors may deem relevant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" below.

ITEM 6. SELECTED FINANCIAL DATA (in thousands, except per share and other operating data)


         The selected consolidated financial data set forth as of and for each of the five years in the period ended December 31, 2000, have been derived from the Consolidated Financial Statements, which statements have been audited. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and the notes thereto included elsewhere herein.

                                                                     YEARS ENDED DECEMBER 31,
                                             -------------------------------------------------------------------------
                                               1996           1997            1998           1999            2000
                                             ----------    ------------    ------------   ------------    -----------

CONSOLIDATED INCOME
STATEMENT DATA:

Net patient service revenue(1)(2)              $80,833        $128,850        $185,422       $227,042       $243,075
Operating expenses:
   Salaries and benefits(3)                     52,732          81,486         113,748        148,915        177,718
   Supplies and other operating expenses         6,262           9,765          14,050         21,053         26,675
   Depreciation and amortization                 1,770           4,522           8,673         12,068         13,810
                                             ----------    ------------    ------------   ------------    -----------
     Total operating expenses                   60,764          95,773         136,471        182,036        218,203
                                             ----------    ------------    ------------   ------------    -----------
Income from operations                          20,069          33,077          48,951         45,006         24,872
Investment income                                2,096           2,102             564            296            358
Interest expense                                  (192)           (324)         (1,013)        (2,697)        (3,771)
                                             ----------    ------------    ------------   ------------    -----------
Income before income taxes                      21,973          34,855          48,502         42,605         21,459
Income tax provision                             8,853          13,942          19,403         17,567         10,473
                                             ----------    ------------    ------------   ------------    -----------
Net income                                     $13,120        $ 20,913        $ 29,099        $25,038        $10,986
                                             ==========    ============    ============   ============    ===========

PER SHARE DATA:
Net income per common share:
   Basic                                        $ 0.95         $  1.39          $ 1.91        $  1.61        $  0.70
                                             ==========    ============    ============   ============    ===========
   Diluted                                      $ 0.90         $  1.33          $ 1.82        $  1.58        $  0.68
                                             ==========    ============    ============   ============    ===========

Weighted average shares used in computing
   net income per common share:
   Basic                                        13,806          15,021          15,248         15,513         15,760
                                             ==========    ============    ============   ============    ===========
   Diluted                                      14,535          15,743          15,987         15,860         16,053
                                             ==========    ============    ============   ============    ===========

ITEM 6. SELECTED FINANCIAL DATA, CONTINUED (in thousands, except per share and other operating data)


                                                                     YEARS ENDED DECEMBER 31,
                                             --------------------------------------------------------------------------
                                                 1996           1997            1998            1999           2000
                                             -------------   ------------    ------------    -----------    -----------
OTHER OPERATING DATA:
Number of physicians at end of period                 195            260             350            434            452
Number of births                                  132,796        200,616         268,923        337,480        381,602
NICU admissions                                    14,250         21,203          27,911         33,942         39,272
NICU patient days                                 185,702        325,199         450,225        548,064        637,957

CONSOLIDATED BALANCE SHEET
   DATA:
Cash and cash equivalents                         $18,435        $18,562          $  650         $  825        $ 3,075
Working capital (deficit)(4)                       81,187         53,908          14,915       (16,352)          2,108
Total assets                                      162,869        203,719         270,658        334,790        324,734
Total liabilities                                  26,548         40,010          63,265        105,903         82,834
Borrowings under line of credit                        --             --           7,850         48,393         23,500
Long term debt, including current
   maturities                                       2,950          2,750           2,550          2,350             --
Shareholders' equity                              136,321        163,709         201,051        228,887        241,900


------------------
(1) The Company is continuously adding new physician practices as a result of acquisitions and internal marketing activities. The increase in net patient service revenue related to acquisitions and internal marketing activities was approximately $47.5 million, $50.0 million, $49.5 million and $13.9 million for the years ended December 31, 1997, 1998, 1999 and 2000, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) Net patient service revenue for the year ended December 31, 2000 includes a charge of $6.5 million, which was recorded during the quarter ended June 30, 2000, to increase the allowance for contractual adjustments and uncollectible accounts. This charge is attributable to management's assessment of accounts receivable, which was revised to reflect the changes occurring in the Company's collection rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3) Effective January 1, 1999, the Company adopted a policy of expensing certain incremental internal costs related to completed acquisitions as incurred. For the years ended December 31, 1999 and 2000, the Company expensed such costs which totaled approximately $706,000 and $30,000, respectively. See Note 2 to the Consolidated Financial Statements -- "Goodwill and Other Assets."

(4) At December 31, 1999 and 2000, the balance outstanding on the Company's line of credit was classified as a current liability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Pediatrix is the nation's leading provider of neonatal physician services to hospital-based NICUs. In addition, we are the nation's leading provider of perinatal physician services. We were founded in 1979 by Drs. Roger Medel and Gregory Melnick. Since obtaining our first hospital contract in 1980, we have grown by increasing revenues at existing units ("same unit growth") and by adding new units. We also provide physician services to hospital-based PICUs and pediatrics departments in hospitals.

         During 2000, we completed five acquisitions and added three NICUs through our internal marketing activities. We have developed regional networks in the Seattle-Tacoma, Dallas-Fort Worth, Denver-Colorado Springs, Phoenix-Tucson, and Kansas City metropolitan areas, as well as Nevada, Southern California and Texas, and intend to develop additional regional and statewide networks. We believe that these networks, augmented by ongoing marketing and acquisition efforts, will strengthen our position with managed care organizations and other third party payors.

         On February 15, 2001, we announced that we had signed a definitive merger agreement to acquire MAGELLA Healthcare Corporation ("Magella"). Under the terms of the merger agreement, we would issue approximately 6.8 million shares of Pediatrix common stock in exchange for all outstanding capital stock (including shares of Magella non-voting common stock that will be issued upon the exercise immediately prior to the merger of substantially all outstanding warrants of Magella). In addition, we would assume certain obligations to issue up to 1.35 million shares of Pediatrix common stock pursuant to Magella's stock option plans. Pediatrix would repay an estimated $25 million of Magella's bank debt and assume $23.5 million of subordinated notes, which notes, subject to agreement by each holder thereof, would be convertible into approximately 1 million shares of Pediatrix common stock.

         On the terms and subject to the conditions set forth in the merger agreement, Infant Acquisition Corporation, a wholly owned subsidiary of Pediatrix ("Sub"), would be merged with and into Magella (the "Merger"). At the effective time of the Merger, the separate existence of Sub would cease and Magella would continue as the surviving corporation and as a wholly owned subsidiary of Pediatrix. The Merger is intended to be a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended, and would be treated as a purchase for financial accounting purposes. In the Merger, holders of shares of Magella stock outstanding immediately prior to the effective time of the Merger (other than shares to be canceled in accordance with the merger agreement and shares as to which appraisal rights have been properly exercised) would receive, in exchange for each share of Magella stock held by them, a fraction of a share of Pediatrix common stock equal to the product of (x) one-thirteenth times (y) (A) in the case of Magella common stock, one, or (B) in the case of any other class or series of Magella stock, that number of shares of Magella common stock into which one share of such other class or series of Magella stock is then convertible.

         The board of directors of each company has approved the definitive agreement. Shareholders of Magella representing a majority of the outstanding shares of Magella voting stock have agreed to vote their shares in favor of the proposed merger and, immediately prior to the effective time of the Merger, to exercise warrants held by them to purchase Magella non-voting common stock. The proposed merger is subject to the approval of the shareholders of Pediatrix of the issuance of Pediatrix common stock in connection with the Merger.

         We bill payors for services provided by physicians based upon rates for the specific services provided. The rates are substantially the same for all patients in a particular geographic area regardless of the party responsible for paying the bill. We determine our net patient service revenue based upon the difference between our gross fees for services and our ultimate collections from payors, which differ from the gross fees due to (i) Medicaid reimbursements at government-established rates, (ii) managed care payments at contracted rates,
(iii) various reimbursement plans and negotiated reimbursements from other third parties, and (iv) discounted and uncollectible accounts of private pay patients.

         We seek to increase revenue at existing units in hospitals by providing support to areas of the hospital outside the NICU and PICU, particularly in the obstetrics, nursery and pediatric departments, where immediate accessibility to specialized care is critical. The following table indicates the point at which services originate, expressed as a percentage of net patient service revenue, exclusive of administrative fees and perinatal services, for the periods indicated.

                                         YEARS ENDED DECEMBER 31,
                              ------------------------------------------------
                                  1998              1999             2000
                              -------------     -------------    -------------
     NICU                            85.6%             84.3%            83.3%
     PICU and PEDS                    2.0%              1.6%             1.6%
     Other(1)                        12.4%             14.1%            15.1%
                              -------------     -------------    -------------
                                    100.0%            100.0%           100.0%
                              =============     =============    =============
--------------
(1) Represents principally the percentage of net patient service revenue generated by physicians providing support to areas of hospitals outside the NICU and PICU.

PAYOR MIX

         Our payor mix is comprised of government (principally Medicaid), contracted managed care, other third parties and private pay patients. We benefit from the fact that most of the medical services provided at the NICU or PICU are classified as emergency services, a category typically classified as a covered service by managed care payors. In addition, we benefit when patients are covered by Medicaid, despite Medicaid's lower reimbursement rates as compared with other payors, because typically these patients would not otherwise be able to pay for services due to lack of insurance coverage. However, a significant increase in the government, managed care or capitated components of our payor mix at the expense of other third party payors could result in reduced reimbursement rates and, in the absence of increased patient volume, could have a material adverse effect on our financial condition and results of operations. The following is a summary of our payor mix, expressed as a percentage of net patient service revenue, exclusive of administrative fees, for the period indicated.

                                       YEARS ENDED DECEMBER 31,
                             -----------------------------------------------
                                1998              1999             2000
                             ------------     -------------    -------------
   Government                        22%               21%              21%
   Contracted Managed Care           39%               45%              48%
   Other third parties               37%               33%              30%
   Private pay                        2%                1%               1%
                             ------------     -------------    -------------
                                    100%              100%             100%
                             ============     =============    =============

         The payor mix shown above is not necessarily representative of the amount of services provided to patients covered under these plans. For example, services provided to patients covered under government programs represented approximately 40% of our total gross patient service revenue but only 21% of our net patient service revenue during 2000.

RESULTS OF OPERATIONS

         The following discussion provides an analysis of our results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes thereto appearing elsewhere in this Form 10-K. The operating results for the periods presented were not significantly affected by inflation.

         The following table sets forth, for the periods indicated, certain information related to our operations expressed as a percentage of our net patient service revenue (patient billings net of contractual adjustments and uncollectibles, and including administrative fees):



                                                               YEARS ENDED DECEMBER 31,
                                                   -------------------------------------------------
                                                       1998              1999              2000
                                                   --------------    --------------    -------------
         Net patient service revenue                      100%              100%             100%
                                                   --------------    --------------    -------------
         Operating expenses:
           Salaries and benefits                          61.3              65.6             73.1
           Supplies and other operating expenses           7.6               9.3             11.0
           Depreciation and amortization                   4.7               5.3              5.7
                                                   --------------    --------------    -------------
              Total operating expenses                    73.6              80.2             89.8
                                                   --------------    --------------    -------------
           Income from operations                         26.4              19.8             10.2
         Other income (expense), net                      (0.2)             (1.1)            (1.4)
                                                   --------------    --------------    -------------
           Income before income taxes                     26.2              18.7              8.8
         Income tax provision                             10.5               7.7              4.3
                                                   --------------    --------------    -------------
           Net income                                     15.7%             11.0%             4.5%
                                                   ==============    ==============    =============


YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO YEAR ENDED DECEMBER 31, 1999

         Our net patient service revenue increased $16.1 million, or 7.1%, to $243.1 million for the year ended December 31, 2000, as compared with $227.0 million for the same period in 1999. Net patient service revenue for the year ended December 31, 2000 includes a charge of $6.5 million, which was recorded during the quarter ended June 30, 2000, to increase the allowance for contractual adjustments and uncollectible accounts. This charge is attributable to management's assessment of accounts receivable, which was revised to reflect the decline occurring in our collection rates. This decline in collection rates is the result of:

         o an increased use of non-critical care codes on which we realize a lower collection rate as a percentage of billed charges. Since the billing inquiries began in the second quarter of 1999, the physicians employed by us have been billing for non-critical care services at a higher rate than prior to these inquiries. Based upon the fee schedules established by government-sponsored health care programs and contracted rates with managed care organizations, we receive a lower percentage of the fee charged for these services than for critical care services.

         o a significant decline in the reimbursement from non-contracted payors. Approximately 30% of our Company's net patient service revenue, exclusive of administrative fees, is derived from payors that do not have a contractual relationship with us. Historically, we have received a significant portion of our billed charges as reimbursement from these payors, although in late 1999 and throughout 2000 we have realized a decline in our collections as a percentage of charges billed to these companies. This decline is primarily due to a reduction in the payors' established "usual and customary" rates (rates set by insurance companies as reimbursement for non-contracted services) and the passage of legislation in some states that limits our ability to collect from patients. While we appeal the payor's usual and customary determination, it has seen continued delays in settlement of receivables under appeal and increased instances of the payor denying any additional payment.

         o continued difficulties in the health care reimbursement environment, primarily with managed care payors.

         o disruption within our collection offices due to the billing inquiries and the transition to a regional collection structure. Over the last 18 months the billing and collection functions have realized significant disruption as we allocated resources within those departments to obtain information requested in the billing inquiries. Additionally, we have transitioned our collection function into a regional structure which included the movement of collection activities for certain billings. This transition of collection responsibility resulted in a certain level of disruption due to the lack of continuity in the collection function.

         Excluding the $6.5 million charge, net patient service revenue increased by $22.5 million, or 9.9%, for the year ended December 31, 2000. Of this $22.5 million increase, $13.9 million, or 61.8%, was attributable to new units, including units at which we provide services as a result of acquisitions. Same unit patient service revenue increased approximately $8.6 million, or 3.8%, for the year ended December 31, 2000. Same units are those units at which we provided services for the entire current period and the entire comparable period. While we realized growth in same unit revenue, the increase was at a lower rate than the growth in services provided during 2000. The lower rate of growth is the result of an increased use of non-critical care codes in 2000 as compared to 1999, and a higher provision for contractual adjustments and uncollectible accounts.

         Salaries and benefits increased $28.8 million, or 19.3%, to $177.7 million for the year ended December 31, 2000, as compared with $148.9 million for the same period in 1999. Of this $28.8 million increase, $19.8 million, or 68.8%, was attributable to hiring new physicians and other clinical staff, to support new unit growth and volume growth at existing units. The remaining $9.0 million was primarily attributable to an increase in resources for: (i) billing and collections as we continued our regionalization of collection activities;
(ii) administrative support at the practice level; and (iii) information services for the development and support of clinical and operational systems. Supplies and other operating expenses increased $5.6 million, or 26.7%, to $26.7 million for the year ended December 31, 2000, as compared with $21.1 million for the same period in 1999. The increase was primarily the result of additional rent expense related to our corporate and regional offices, the addition of new outpatient offices, increased costs related to regional collection offices, and increased legal fees related to government investigations. Depreciation and amortization expense increased by approximately $1.7 million, or 14.4% to $13.8 million for the year ended December 31, 2000, as compared with $12.1 million for the same period in 1999, primarily as a result of depreciation on fixed asset additions and amortization of goodwill in connection with acquisitions.

         Income from operations decreased approximately $20.1 million, or 44.7%, to approximately $24.9 million for the year ended December 31, 2000, as compared with $45.0 million for the same period in 1999. Excluding the $6.5 million charge to revenue, income from operations declined $13.6 million.

         Operating margin declined to 10.2% in 2000 from 19.8% in 1999. This decline was primarily due to: (i) lower net revenue for services provided due to an increased use of non-critical care codes and a higher provision for contractual adjustments and uncollectible accounts; (ii) a charge of $6.5 million to increase the allowance for contractual adjustments and uncollectible accounts; and (iii) increased administrative costs as a result of our regionalization of collection activities. We believe that we have stabilized the revenue for services provided and have completed a significant portion of our regionalization activities. Based upon this, we expect that the operating margin for 2001 will remain consistent or increase from 2000 levels.

         We recorded net interest expense of approximately $3.4 million for the year ended December 31, 2000, as compared with net interest expense of approximately $2.4 million for the same period in 1999. The increase in interest expense in 2000 is primarily the result of funds used for the acquisition of physician practices and the use of our line of credit for such purposes.

         The effective income tax rate was approximately 48.8% and 41.2% for the years ended December 31, 2000 and 1999, respectively. The increase in the tax rate is due to the growth of non-deductible amounts associated with goodwill as a percentage of pretax income. We anticipate that the effective tax rate for 2001 will decline to approximately 45%.

         Net income decreased 56.1% to $11.0 million for the year ended December 31, 2000, as compared to $25.0 million for the same period in 1999. Diluted net income per common and common equivalent share decreased to $.68 for the year ended December 31, 2000, compared to $1.58 for the same period in 1999.

YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO YEAR ENDED DECEMBER 31, 1998

         We reported net patient service revenue of $227.0 million for the year ended December 31, 1999, as compared with $185.4 million in 1998, a growth rate of 22.4%. This growth is attributable to new units at which we provide services as a result of acquisitions. Same unit net patient service revenue decreased approximately $7.9 million, or 5.3% for the year ended December 31, 1999, compared to the year ended December 31, 1998. The decline in same unit patient service revenue is primarily the result of a lower acuity level of patient service billed in 1999 as compared to 1998. Services provided at these units in 1999 actually increased over 1998. Same units are those units at which we provided services for the entire current period and the entire comparable period.

         Salaries and benefits increased $35.2 million, or 30.9%, to $148.9 million for the year ended December 31, 1999, as compared with $113.7 million for the same period in 1998. Of this increase, $20.5 million, or 58.2%, was attributable to hiring new physicians, primarily to support new unit growth, and the remaining $14.7 million was primarily attributable to increased support staff and resources added in the areas of nursing, management and billing and reimbursement. During 1999, we continued to invest in the infrastructure required to manage and grow Pediatrix into the future. Supplies and other operating expenses increased $7.0 million, or 49.8%, to $21.1 million for the year ended December 31, 1999, as compared with $14.1 million for the year ended December 31, 1998. The increase was primarily the result of: (i) the addition of new outpatient offices; (ii) increased legal fees related to government investigations (see "Item 3. Legal Proceedings"); and (iii) new units. Outpatient services require a higher level of office supplies than do inpatient services. Depreciation and amortization expense increased by $3.4 million, or 39.1%, to $12.1 million for the year ended December 31, 1999, as compared with $8.7 million for the year ended December 31, 1998, primarily as a result of amortization of goodwill in connection with acquisitions.

         Income from operations decreased $4.0 million, or 8.1%, to $45.0 million for the year ended December 31, 1999, as compared with $49.0 million for the year ended December 31, 1998.

         We recorded net interest expense of approximately $2.4 million for the year ended December 31, 1999, as compared with net interest expense of approximately $449,000 for the year ended December 31, 1998. The increase in interest expense in 1999 is primarily the result of funds used for the acquisition of physician practices and the use of our line of credit for such purposes.

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

QUARTERLY RESULTS

         The following table presents certain unaudited quarterly financial data for each of the quarters in the years ended December 31, 1999 and 2000. This information has been prepared on the same basis as the Consolidated Financial Statements appearing elsewhere in this Form 10-K and includes, in our opinion, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements and the notes thereto. We have historically experienced and expect to continue to experience quarterly fluctuations in net patient service revenue and net income. These fluctuations are primarily due to:

         o the significant number of employees, including physicians, at Pediatrix who exceed the level of taxable wages for social security during the first and second quarter of the year. As a result, we incur a significantly higher payroll tax burden during those quarters.

         o a lower number of calendar days in the first and second quarters of the year as compared to the remainder of the year. Since we provide services in the NICU on a 24 hour basis, 365 days a year, any reduction in service days will have a corresponding reduction in net patient service revenue.

Additionally, the quarterly results may be impacted by the timing of acquisitions and any fluctuation in patient volume. As a result, the operating results for any quarter are not necessarily indicative of results for any future period or for the full year.


                                       1999 CALENDAR QUARTERS                      2000 CALENDAR QUARTERS
                              ------------------------------------------  ------------------------------------------
                               FIRST      SECOND     THIRD      FOURTH     FIRST      SECOND     THIRD      FOURTH
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                      (In thousands, except for per share data)
Net patient service
  revenue(1)                   $53,826    $56,767    $57,921    $58,528    $59,409    $55,178    $64,272    $64,216
Operating expenses:
    Salaries and benefits       34,390     35,321     39,329     39,875     43,303     44,238     45,420     44,757
    Supplies and other
        operating expenses       4,526      5,076      5,774      5,677      5,721      6,677      7,002      7,275
    Depreciation and
        amortization             2,666      2,971      3,168      3,263      3,336      3,435      3,478      3,561
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Total operating
       expenses                 41,582     43,368     48,271     48,815     52,360     54,350     55,900     55,593
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income from operations          12,244     13,399      9,650      9,713      7,049        828      8,372      8,623
Other expense, net                (160)      (380)      (905)      (956)      (907)      (941)      (893)      (672)
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income (loss) before income
    taxes                       12,084     13,019      8,745      8,757      6,142       (113)     7,479      7,951
Income tax provision             4,834      5,207      3,760      3,766      2,764        178      3,650      3,881
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income (loss)               $7,250     $7,812     $4,985     $4,991     $3,378      $(291)    $3,829     $4,070
                              =========  =========  =========  =========  =========  =========  =========  =========
Per share data:
   Net income (loss)
     per common and common
     equivalent share:
        Basic                    $ .47     $  .50     $  .32     $  .32      $ .22    $  (.02)    $  .24      $ .26
                              =========  =========  =========  =========  =========  =========  =========  =========
        Diluted                  $ .45     $  .50     $  .32     $  .32      $ .22    $  (.02)    $  .24      $ .25
                              =========  =========  =========  =========  =========  =========  =========  =========

-----------------
(1) The Company is continuously adding new physician practices as a result of acquisitions and internal marketing activities. The impact of such acquisitions and internal marketing activities on quarterly net patient service revenue, as compared to the prior quarter, was not significant in 1999 or 2000.

         While the first half of 1999 was impacted by the items noted above, the quarterly results in the second half of 1999 were negatively impacted by the increase in the utilization in non-critical care codes, which results in lower net patient service revenue for us. The net loss in the second quarter of 2000 was the result of a $6.5 million dollar charge against net patient service revenue to increase the allowance for contractual adjustments and uncollectible accounts.

LIQUIDITY AND CAPITAL RESOURCES

         During 2000, we completed the acquisition of five physician practices, using approximately $9 million in cash. These acquisitions were funded principally by cash generated from operations. As of December 31, 2000, we had approximately $3.1 million of cash and cash equivalents on hand as compared to $825,000 at December 31, 1999.

         As of December 31, 2000, we had working capital of approximately $2.1 million, an increase of $18.5 million from the working capital deficit of $16.4 million at December 31, 1999.

         We generated cash flow from operating activities of $33.8 million, $24.0 million and $36.1 million for the years ended December 31, 1998, 1999 and 2000, respectively. The decline in cash provided from operating activities in 1999, as compared to 1998, was the result of (i) an increase in the days' revenue outstanding in accounts receivable, (ii) an increase in income taxes paid; and (iii) a decline in net income for the year. In 2000, we realized a significant increase in the cash provided from operating activities as compared to 1999. This increase was primarily due to a significant reduction in days' revenue outstanding in accounts receivable, primarily in the second half of 2000, and a significant decrease in income taxes paid due to a decline in pre-tax income. We expect that we will be able to continue the decline of days revenue outstanding in accounts receivable which will have a positive impact on cash provided from operating activities in 2001.

         During 2000, we refinanced our $75 million line of credit, which matured on September 30, 2000, with an amended and restated credit agreement in the amount of $75 million, which matures on September 30, 2001. At our option, the credit agreement (the "Line of Credit") bears interest at LIBOR plus 2.0% or prime. The Line of Credit is collateralized by substantially all the assets of Pediatrix, its subsidiaries and its affiliated practices, and matures on September 30, 2001. We had $23.5 million outstanding under the Line of Credit at December 31, 2000 as compared to $48.4 million at December 31, 1999. We are required to maintain certain financial covenants including a requirement that we maintain a minimum level of tangible net worth, as defined under the terms of the amended and restated credit agreement. We are in compliance with such financial covenants at December 31, 2000.

         We are currently evaluating several options to obtain financing beyond the current maturity of the Line of Credit. However, there can be no assurance that we will be able to obtain financing in amounts and on terms substantially similar to the Line of Credit on or prior to September 30, 2001.

         Our annual capital expenditures have typically been for computer hardware and software and for furniture, equipment and improvements at the corporate headquarters. During the year ended December 31, 2000, capital expenditures amounted to approximately $4.3 million.

         Provided that we are able to secure financing in amounts similar to those currently available under our Line of Credit, we anticipate that funds generated from operations, together with cash on hand, and funds available under such financing will be sufficient to meet our working capital requirements and finance required capital expenditures for at least the next 12 months.

         Beginning in the second quarter of 1999, we realized an increase utilization of non-critical care codes which resulted in a decline in the reimbursement for services provided. We believe that usage of non-critical care codes has leveled out and does not expect to realize any further reduction in revenue due to the usage of these codes. Additionally, we have continued to realize a decline in the reimbursement from both contracted and non-contracted payors. While we continue to appeal payment rates and negotiate with payors for higher reimbursement, there can be no assurance that we will be able to increase reimbursement rates or stop the decline in rates.

SUBSEQUENT EVENTS

         As discussed above, we announced that we signed a definitive merger agreement with Magella Healthcare Corporation. This transaction, which is anticipated to close in the second quarter of 2001, is expected to have a positive impact on our results of operations. During 2000, Magella generated net patient service revenue of $79.4 million and net income of $9.0 million. The following table sets forth certain information related to the results of operations expressed as a percentage of our net patient service revenue (patient billings net of contractual adjustments and uncollectibles, and including administrative fees) for both Pediatrix on a stand-alone basis and the unaudited pro forma combined results of operations including Magella:

                                                YEAR ENDED DECEMBER 31, 2000
                                             ---------------------------------
                                                                   PRO FORMA
                                               PEDIATRIX            COMBINED
                                             ---------------     -------------
      Net patient service revenue                 100%                100%
                                             ---------------     -------------
      Operating expenses:
        Salaries and benefits                    73.1                69.7
        Supplies and other operating
          expenses                               11.0                10.5
        Depreciation and amortization             5.7                 7.5
                                             ---------------     -------------
          Total operating expenses               89.8                87.7
                                             ---------------     -------------
        Income from operations                   10.2                12.3
      Other income (expense), net                (1.4)               (2.1)
                                             ---------------     -------------
        Income before income taxes                8.8                10.2
      Income tax provision                        4.3                 5.3
                                             ---------------     -------------
        Net income                                4.5%                4.9%
                                             ===============     =============

         The pro forma combined information is based upon the historical financial statements of Pediatrix and the historical financial statements of Magella. The pro forma information has been prepared to illustrate the effect of the merger utilizing the purchase method of accounting and was prepared as though the merger had occurred on January 1, 2000. The pro forma combined information includes the impact of the amortization of goodwill of approximately $4.2 million generated as a result of the Merger.

         Pediatrix has filed a Registration Statement on SEC Form S-4 in connection with the Merger. The Registration Statement and the Proxy Statement/Prospectus included therein contain important information about Pediatrix, Magella, the Merger and related matters. Investors and security holders are urged to read the Registration Statement and the Proxy Statement/Prospectus carefully.

ACCOUNTING MATTERS

         Effective January 1, 1999, we adopted a policy of expensing certain incremental internal costs directly related to completed acquisitions as incurred. For the year ended December 31, 1999 and 2000, we expensed such costs, which totaled approximately $706,000 and $30,000, respectively. Historically, we had capitalized these costs as a component of the acquisition costs. Had these costs been expensed for the year ended December 31, 1998, the impact on net income would have been approximately $1.4 million.

         In March 2000, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions Involving Stock Compensation." FIN No. 44 provides clarification and guidance on Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." The most significant issues covered by FIN No. 44 include the clarification of the term "employee" for purposes of applying APB No. 25 and the accounting for a modification to a previously fixed stock option or award, including options that have been repriced. We follow the provisions of APB No. 25 and the issuance of FIN No. 44 did not have a material impact on our results of operations. See Note 2 to the Consolidated Financial Statements - "Stock Options" and Note 12 to the Consolidated Financial Statements "Stock Option Plan and Employee Stock Purchase Plan."

         In December 1999, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 provides that absent any existing industry-specific guidance on revenue recognition, the existing authoritative accounting standards as well as the broad revenue recognition criteria specified in the FASB's conceptual framework should be followed. Based on these existing standards and the guidance provided in SAB 101, revenue should not be recognized until it is realized or realizable and earned. We recognize revenue at the time services are provided, which is consistent with the revenue recognition guidance provided in SAB 101, therefore, SAB 101 did not have a material impact on our results of operations. See Note 2 to the Consolidated Financial Statements - "Revenue Recognition."

         In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is now effective for all quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We adopted SFAS No. 133 on January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on our statement of financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our Line of Credit and certain operating lease agreements are subject to market risk and interest rate changes. The total amount available under the Line of Credit is $75 million. At our option, the Line of Credit bears interest at either LIBOR plus 2% or prime. The leases bear interest at LIBOR-based variable rates. The outstanding principal balance on the Line of Credit was $23.5 million at December 31, 2000. The outstanding balances related to the operating leases totaled approximately $17.3 million at December 31, 2000. Considering the total outstanding balances under these instruments at December 31, 2000 of approximately $40.8 million, a 1% change in interest rates would result in an impact to pre-tax earnings of approximately $408,000 per year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following Consolidated Financial Statements of the Company are included in this Annual Report on Form 10-K on the pages set forth below:

                                                                                                               PAGE
                                                                                                               ----

         Report of Independent Certified Public Accountants.....................................................34

         Independent Auditors' Report...........................................................................35

         Consolidated Balance Sheets as of December 31, 1999 and 2000...........................................36

         Consolidated Statements of Income for the Years Ended
                  December 31, 1998, 1999 and 2000..............................................................37

         Consolidated Statements of Shareholders' Equity for the
                  Years Ended December 31, 1998, 1999 and 2000..................................................38

         Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 1998, 1999 and 2000..............................................................39

         Notes to Consolidated Financial Statements.............................................................40


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Pediatrix Medical Group, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Pediatrix Medical Group, Inc. and subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 14(a)(2) on page 64 presents fairly, in all material respects, the information set forth therein as of and for each of the years ended December 31, 2000 and 1999 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Fort Lauderdale, Florida
January 26, 2001, except
as to Note 15 which
is as of February 15, 2001

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors of
Pediatrix Medical Group, Inc.

We have audited the consolidated statements of income, shareholders' equity and cash flows of Pediatrix Medical Group, Inc. and subsidiaries (the "Company") for the year ended December 31, 1998. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule as of December 31, 1998. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Pediatrix Medical Group, Inc. and subsidiaries for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Fort Lauderdale, Florida
March 22, 1999

PEDIATRIX MEDICAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)


                                                                 December 31,
                                                         --------------------------
                                                           1999             2000
                                                         --------          --------
              ASSETS

Current assets:
   Cash and cash equivalents                             $    825          $  3,075
   Accounts receivable, net                                77,726            69,133
   Prepaid expenses                                           468               831
   Other assets                                               962               836
                                                         --------          --------

     Total current assets                                  79,981            73,875

Property and equipment, net                                13,567             9,629
Goodwill and other assets, net                            241,242           241,230
                                                         --------          --------

     Total assets                                        $334,790          $324,734
                                                         ========          ========

         LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of note payable                       $    200          $     --
   Line of credit                                          48,393            23,500
   Accounts payable and accrued expenses                   29,099            29,878
   Income taxes payable                                        92             3,266
   Deferred income taxes                                   18,549            15,123
                                                         --------          --------

     Total current liabilities                             96,333            71,767

Note payable                                                2,150                --
Deferred income taxes                                       5,111             7,197
Deferred compensation                                       2,309             3,870
                                                         --------          --------

     Total liabilities                                    105,903            82,834
                                                         --------          --------

Commitments and contingencies

Shareholders' equity:
   Preferred stock; $.01 par value, 1,000,000
     shares authorized, none issued and
     outstanding at December 31, 1999 and 2000                 --                --
   Common stock; $.01 par value, 50,000,000
     shares authorized at December 31, 1999
     and 2000, 15,625,265 and 15,877,815
     shares issued and outstanding at
     December 31, 1999 and 2000, respectively                 156               159
   Additional paid-in capital                             133,516           135,540
   Retained earnings                                       95,215           106,201
                                                         --------          --------

     Total shareholders' equity                           228,887           241,900
                                                         --------          --------

     Total liabilities and shareholders' equity          $334,790          $324,734
                                                         ========          ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

PEDIATRIX MEDICAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                              Years Ended December 31,
                                                  -------------------------------------------------
                                                     1998               1999                2000
                                                  ---------           ---------           ---------
Net patient service revenue                       $ 185,422           $ 227,042           $ 243,075
                                                  ---------           ---------           ---------

Operating expenses:
   Salaries and benefits                            113,748             148,915             177,718
   Supplies and other operating expenses             14,050              21,053              26,675
   Depreciation and amortization                      8,673              12,068              13,810
                                                  ---------           ---------           ---------

     Total operating expenses                       136,471             182,036             218,203
                                                  ---------           ---------           ---------

     Income from operations                          48,951              45,006              24,872

Investment income                                       564                 296                 358
Interest expense                                     (1,013)             (2,697)             (3,771)
                                                  ---------           ---------           ---------

     Income before income taxes                      48,502              42,605              21,459

Income tax provision                                 19,403              17,567              10,473
                                                  ---------           ---------           ---------

     Net income                                   $  29,099           $  25,038           $  10,986
                                                  =========           =========           =========

Per share data:
   Net income per common and
     common equivalent share:
     Basic                                        $    1.91           $    1.61           $     .70
                                                  =========           =========           =========
     Diluted                                      $    1.82           $    1.58           $     .68
                                                  =========           =========           =========

Weighted average shares used in
     computing net income per common
     and common equivalent share:

     Basic                                           15,248              15,513              15,760
                                                  =========           =========           =========
     Diluted                                         15,987              15,860              16,053
                                                  =========           =========           =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

PEDIATRIX MEDICAL GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)


                                       Common Stock
                                  ----------------------    Additional                   Total
                                   Number of                  Paid in     Retained    Shareholders'
                                    Shares      Amount        Capital     Earnings       Equity
                                  ---------    ---------     ---------   ----------   -------------
Balance at December 31, 1997         15,141    $     151     $ 122,391    $  41,078     $ 163,620

Net income                               --           --            --       29,099        29,099
Common stock issued                     259            3         5,833           --         5,836
Tax benefit related to
    employee stock options
    and stock purchase plans             --           --         2,496           --         2,496
                                  ---------    ---------     ---------    ---------     ---------

Balance at December 31, 1998         15,400          154       130,720       70,177       201,051

Net income                               --           --            --       25,038        25,038
Common stock issued                     225            2         2,253           --         2,255
Tax benefit related to
    employee stock options
    and stock purchase plans             --           --           792           --           792
Other                                    --           --          (249)           --         (249)
                                  ---------    ---------     ---------    ---------     ---------

Balance at December 31, 1999         15,625          156       133,516       95,215       228,887

Net income                               --           --            --       10,986        10,986
Common stock issued                     253            3         1,582           --         1,585
Tax benefit related to
    employee stock options
    and stock purchase plans             --           --           442           --           442
                                  ---------    ---------     ---------    ---------     ---------

Balance at December 31, 2000         15,878    $     159     $ 135,540    $ 106,201     $ 241,900
                                  =========    =========     =========    =========     =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

PEDIATRIX MEDICAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)


                                                                                 Years Ended December 31,
                                                                        ------------------------------------------
                                                                          1998             1999             2000
                                                                        --------         --------         --------
Cash flows from operating activities:
   Net income                                                           $ 29,099         $ 25,038         $ 10,986
   Adjustments to reconcile net income to net
      cash provided from operating activities:
     Depreciation and amortization                                         8,673           12,068           13,810
     Deferred income taxes                                                 5,096            5,729           (1,340)
     Loss on sale of assets                                                   --               --               15
     Changes in assets and liabilities:
       Accounts receivable                                               (19,826)         (16,127)           8,593
       Prepaid expenses and other assets                                       8              (42)            (237)
       Other assets                                                          282             (236)             (73)
       Accounts payable and accrued expenses                               5,344              646              779
       Income taxes payable                                                5,089           (3,054)           3,616
                                                                        --------         --------         --------

         Net cash provided from operating
             activities                                                   33,765           24,022           36,149
                                                                        --------         --------         --------

Cash flows from investing activities:
   Physician group acquisition payments                                  (88,939)         (51,443)          (9,033)
   Purchase of investments                                                (9,939)              --               --
   Proceeds from sale of investments                                      36,982               --               --
   Purchase of subsidiary stock                                               --          (17,151)              --
   Purchase of property and equipment                                     (3,267)          (3,608)          (4,346)
   Proceeds from sale of assets                                               --               --            5,138
                                                                        --------         --------         --------

         Net cash used in investing activities                           (65,163)         (72,202)          (8,241)
                                                                        --------         --------         --------

Cash flows from financing activities:
   Borrowings (payments) on line of credit, net                            7,850           40,543          (24,893)
   Payments on note payable                                                 (200)            (200)          (2,350)
   Proceeds from issuance of common stock                                  5,836            2,255            1,585
   Proceeds from issuance of subsidiary stock                                 --            5,757               --
                                                                        --------         --------         --------

          Net cash provided from (used in)
                  financing activities                                    13,486           48,355          (25,658)
                                                                        --------         --------         --------

Net (decrease) increase in cash and cash
    equivalents                                                          (17,912)             175            2,250
Cash and cash equivalents at beginning of year                            18,562              650              825
                                                                        --------         --------         --------

Cash and cash equivalents at end of year                                $    650         $    825         $  3,075
                                                                        ========         ========         ========

Supplemental disclosure of cash flow information:
  Cash paid for:
       Interest                                                         $    990         $  2,338         $  3,892
       Income taxes                                                     $ 10,202         $ 14,910         $  8,135



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL:

         The principal business activity of Pediatrix Medical Group, Inc. ("Pediatrix" or the "Company") is to provide neonatal and perinatal physician services. The Company provides services in 24 states and Puerto Rico. Contractual arrangements with hospitals include a) fee-for-service contracts whereby hospitals agree, in exchange for the Company's services, to authorize the Company and its healthcare professionals to bill and collect the charges for medical services rendered by the Company's healthcare professionals; and b) administrative fees whereby the Company is assured a minimum revenue level.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         PRINCIPLES OF PRESENTATION

         The financial statements include all the accounts of Pediatrix and its subsidiaries consolidated with the accounts of the professional associations (the "PA Contractors") with which the Company currently has specific management billing arrangements. The financial statements of the PA Contractors are consolidated with Pediatrix because Pediatrix has unilateral control over the assets and non-medical operations of the PA Contractors. Control of the assets and operations of the PA Contractors by Pediatrix is permanent and other than temporary because the PA Contractors' agreements with Pediatrix provide that the term of the arrangements are permanent, subject only to termination by Pediatrix, and that the PA Contractors shall not terminate the agreements without the prior written consent of Pediatrix. Also, the agreements provide that Pediatrix or its assigns has the right, but not the obligation, to purchase the stock of the PA Contractors. All significant intercompany and interaffiliate accounts and transactions have been eliminated.

         ACCOUNTING ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the estimated allowance for contractual adjustments and uncollectibles on accounts receivable, and estimated liabilities for claims incurred but not reported related to the Company's professional liability insurance. Actual results could differ from those estimates.

         SEGMENT REPORTING

         The Company operates in a single operating segment for purposes of presenting financial information and evaluating performance. As such, the accompanying consolidated financial statements present financial information in a format that is consistent with the financial information used by management for internal use.

         REVENUE RECOGNITION

         Patient service revenue is recognized at the time services are provided by the Company's employed physicians. Patient service revenue is presented net of an estimated provision for contractual adjustments and uncollectibles which is charged to operations based on the Company's evaluation of expected collections resulting from an analysis of current and past due accounts, past collection experience in relation to amounts billed and other relevant information. Contractual adjustments result from the difference between the physician rates for services

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         performed and reimbursements by government-sponsored healthcare programs and insurance companies for such services.

         Accounts receivable are primarily amounts due under fee-for-service contracts from third party payors, such as insurance companies, self-insured employers and patients and government-sponsored health care programs geographically dispersed throughout the United States and its territories. Concentration of credit risk relating to accounts receivable is limited by number, diversity and geographic dispersion of the business units managed by the Company, as well as by the large number of patients and payors, including the various governmental agencies in the states in which the Company provides services. Receivables from government agencies made up approximately 18% of net accounts receivable at both December 31, 1999 and 2000.

         CASH EQUIVALENTS

         Cash equivalents are defined as all highly liquid financial instruments with maturities of 90 days or less from the date of purchase. The Company maintains substantially all its cash and cash equivalents, which consist principally of demand deposits and amounts on deposit in money market accounts, with one financial institution.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at original purchase cost. Depreciation of property and equipment is computed on the straight-line method over the estimated useful lives. Estimated useful lives are generally 40 years for buildings and three to seven years for medical equipment, computer equipment, software and furniture. Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in earnings.

         GOODWILL AND OTHER ASSETS

         The Company records acquired assets and liabilities at their respective fair values under the purchase method of accounting. Goodwill represents the excess of cost over the fair value of the net assets acquired, and is amortized on a straight-line basis over 25 years.

         Effective January 1, 1999, the Company adopted a policy of expensing certain incremental internal costs directly related to completed acquisitions as incurred. For the years ended December 31, 1999 and 2000, the Company expensed such costs which totaled approximately $706,000 and $30,000, respectively. Historically, the Company had capitalized these costs as a component of the acquisition costs. Had these costs been expensed for the year ended December 31, 1998, the impact on net income would have been approximately $1.4 million.

         LONG-LIVED ASSETS

         The Company evaluates goodwill, long-lived assets and identifiable intangibles at each balance sheet date and records an impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. The recoverability of such assets, which consist primarily of goodwill, is measured by a comparison of the carrying value of the assets to the future undiscounted cash flows before interest charges to be generated by the assets. For goodwill, the Company considers external factors relating to each acquired business, including hospital and physician contract changes, local market developments, changes in third-party payments, national health care trends, and other publicly-available information. If these factors indicate that goodwill is impaired, the impairment to be recognized is measured as the excess of the carrying value over the fair value or the value of expected future cash flows on an

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         undiscounted basis. Goodwill, long-lived assets and identifiable intangibles to be disposed of are reported at the lower of the carrying value or fair value less disposal costs. The Company does not believe there are any indicators that would require an adjustment to such assets or their estimated periods of recovery at December 31, 2000.

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

         INCOME TAXES

         The Company records deferred income taxes using the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         STOCK OPTIONS

         The Company discloses net income and earnings per share as if the Company recognized compensation expense for the grant of stock, stock options and other equity instruments to employees based on fair value accounting rules (see Note 12). No charge has been reflected in the consolidated statements of income as a result of the grant of stock options, because the market value of the Company's stock equals the exercise price on the date the options are granted. To the extent that the Company realizes an income tax benefit from the exercise or early disposition of certain stock options, this benefit results in a decrease in current income taxes payable and an increase in additional paid-in capital.

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

         COMPREHENSIVE INCOME

         The components of comprehensive income not reflected in the Company's net income are related to unrealized gains and losses on investments. For the years ended December 31, 1998, 1999 and 2000, the net impact of recording these items was ($89,000), $0 and $0, respectively.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of these items.

         The carrying amount of the line of credit approximates fair value because the interest rate on this instrument changes with market interest rates.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         FOURTH QUARTER ADJUSTMENTS

         During the fourth quarter of 1999, the Company recorded an adjustment to reduce the Company's elective contribution to its qualified contributory savings plan. Approximately $600,000 of this adjustment related to expenses recorded in prior quarters (see Note 10).

3.       ACCOUNTS RECEIVABLE AND NET PATIENT SERVICE REVENUE:

         Accounts receivable consists of the following:


                                                                                  December 31,
                                                                       --------------------------------
                                                                         1999                   2000
                                                                       ---------             ----------
                                                                                (In Thousands)

         Gross accounts receivable                                     $ 180,205             $ 171,082
          Allowance for contractual adjustments
              and uncollectibles                                        (102,479)             (101,949)
                                                                       ---------             ---------

                                                                       $  77,726             $  69,133
                                                                       =========             =========


         Net patient service revenue consists of the following:

                                                                   Years Ended December 31,
                                                       -----------------------------------------------
                                                         1998               1999               2000
                                                       ---------          ---------          ---------
                                                                     (In Thousands)
         Gross patient service revenue                 $ 386,593          $ 485,917          $ 545,758
         Contractual adjustments
           and uncollectibles                           (209,817)          (272,812)          (320,584)
         Hospital contract administrative
           fees                                            8,646             13,937             17,901
                                                       ---------          ---------          ---------
                                                       $ 185,422          $ 227,042          $ 243,075
                                                       =========          =========          =========


         During the second quarter of 2000, the Company recorded a charge of $6.5 million to increase the allowance for contractual adjustments and uncollectible accounts. This charge is attributable to management's assessment of accounts receivable, which was revised to reflect the changes occurring in the Company's collection rates that became known by the Company as a result of trends noted during the second quarter of 2000 and an increase in average aged accounts receivable. This decline in collection rates is the result of (i) an increased utilization of non-critical care codes on which the Company realizes a lower collection rate as a percentage of billed charges, (ii) a significant decline in the reimbursement from non-contracted payors, (iii) continued difficulties in the health care reimbursement environment, primarily with managed care payors, and (iv) disruption within our collection offices due to the billing inquiries and the transition to a regional collection structure.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


4.       PROPERTY AND EQUIPMENT:

         Property and equipment consists of the following:

                                                 December 31,
                                           -------------------------
                                             1999             2000
                                           --------         --------
                                                 (In Thousands)

         Land and land improvements        $  1,493         $     --
         Building                             4,323               33
         Equipment and furniture             13,482           17,188
                                           --------         --------
                                             19,298           17,221
         Accumulated depreciation            (5,731)          (7,592)
                                           --------         --------
                                           $ 13,567         $  9,629
                                           ========         ========

         The Company recorded depreciation expense of approximately $1,492,000, $2,208,000 and $3,131,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

5.       GOODWILL AND OTHER ASSETS:

         Goodwill and other assets consists of the following:

                                                  December 31,
                                         ---------------------------
                                            1999             2000
                                         ---------         ---------
                                               (In Thousands)

         Goodwill                        $ 258,812         $ 267,786
         Physician agreements                1,692             1,692
         Other                               3,805             5,749
                                         ---------         ---------

                                           264,309           275,227
         Accumulated amortization          (23,067)          (33,997)
                                         ---------         ---------
                                         $ 241,242         $ 241,230
                                         =========         =========

         During 1999, the Company completed the acquisition of 11 physician group practices. Total consideration and related costs for these acquisitions approximated $51.4 million in cash and 1,000,000 shares of stock in a subsidiary of the Company (See Note 13). In connection with these transactions, the Company recorded assets totaling approximately $55 million, principally goodwill.

         During 2000, the Company completed the acquisition of five physician practices. Total consideration and related costs for these acquisitions approximated $9 million. In connection with these transactions, the Company recorded goodwill in the amount of approximately $9 million.

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

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


5.       GOODWILL AND OTHER ASSETS, CONTINUED:

         The following unaudited pro forma information combines the consolidated results of operations of the Company and the companies acquired during 1999 and 2000 as if the acquisitions had occurred on January 1, 1999:

                                               Years Ended December 31,
                                            ------------------------------
                                               1999               2000
                                            -----------        -----------
                                                 (in thousands, except
                                                    per share data)

         Net patient service revenue        $   240,839        $   243,828
         Net income                              26,222             11,128
         Net income per share:
           Basic                            $      1.69        $       .71
           Diluted                          $      1.65        $       .69

         The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

6.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

         Accounts payable and accrued expenses consist of the following:

                                                        December 31,
                                                   ----------------------
                                                    1999           2000
                                                   -------        -------
                                                       (in thousands)

         Accounts payable                          $ 9,664        $ 9,662
         Accrued salaries and bonuses                4,366          6,960
         Accrued payroll taxes and benefits          4,258          4,315
         Accrued professional liability
           coverage                                  7,134          5,888
         Other accrued expenses                      3,677          3,053
                                                   -------        -------
                                                   $29,099        $29,878
                                                   =======        =======

7.       NOTE PAYABLE AND LINE OF CREDIT:

         Note payable consists of the following:

                                                      December 31,
                                                  --------------------
                                                    1999          2000
                                                  -------         ----
                                                     (in thousands)

         Mortgage payable to bank                 $ 2,350         $ --

         Current portion                             (200)          --
                                                  -------         ----
                                                  $ 2,150         $ --
                                                  =======         ====

         On December 1, 2000, the Company sold its former executive offices and the proceeds were used to pay off the mortgage loan collateralized by the property. The mortgage loan bore interest at prime and had an original maturity date of June 30, 2003.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


7.       NOTE PAYABLE AND LINE OF CREDIT, CONTINUED:

         During 2000, the Company refinanced its $75 million line of credit, which matured on September 30, 2000, with an amended and restated credit agreement in the amount of $75 million, which matures on September 30, 2001. At the Company's option, the credit agreement (the "Line of Credit") bears interest at LIBOR plus 2.0% or prime. The Line of Credit is collateralized by substantially all the assets of the Company. The Company had $23.5 million outstanding on the Line of Credit at December 31, 2000.

         The Company is required to maintain certain financial covenants including a requirement that the Company maintain a minimum level of tangible net worth, as defined under the terms of the amended and restated credit agreement. The Company was in compliance with such financial covenants at December 31, 2000.

8.       INCOME TAXES:

         The components of the income tax provision are as follows:

                                          December 31,
                           ----------------------------------------
                             1998            1999            2000
                           --------        --------        --------
                                        (in thousands)
         Federal:
           Current         $ 12,339        $ 11,316        $ 11,463
           Deferred           4,146           5,116          (1,265)
                           --------        --------        --------
                             16,485          16,432          10,198
                           --------        --------        --------

         State:
           Current            1,964             522             350
           Deferred             954             613             (75)
                           --------        --------        --------
                              2,918           1,135             275
                           --------        --------        --------

              Total        $ 19,403        $ 17,567        $ 10,473
                           ========        ========        ========

         The Company files its tax return on a consolidated basis with its subsidiaries. The remaining PA Contractors file tax returns on an individual basis.

         The effective tax rate on income was 40% for the year ended December 31, 1998, 41.2% for the year ended December 31, 1999, and 48.8% for the year ended December 31, 2000. The differences between the effective rate and the U.S. federal income tax statutory rate are as follows:

                                                     December 31,
                                      ------------------------------------------
                                        1998             1999             2000
                                      --------         --------         --------
                                                     (in thousands)

         Tax at statutory rate        $ 16,975         $ 14,912         $  7,511
         State income tax, net
            of federal benefit           1,897              738              179
         Amortization                    1,482            2,061            2,347
         Other, net                       (951)            (144)             436
                                      --------         --------         --------

         Income tax provision         $ 19,403         $ 17,567         $ 10,473
                                      ========         ========         ========

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


8.       INCOME TAXES, CONTINUED:

         The significant components of deferred income tax assets and liabilities are as follows:


                                                 December 31, 1999                     December 31, 2000
                                        ----------------------------------      ---------------------------------
                                                                     Non                                   Non
                                         Total       Current      Current       Total       Current      Current
                                        --------     --------     --------     --------     --------     --------
                                                                    (in thousands)
         Allowance for uncollectible
            accounts                    $     86     $     86     $     --     $    557     $    557     $     --
         Net operating loss
           carryforward                    2,278        2,278           --        2,518        2,518           --
         Amortization                      1,909           --        1,909        1,663           --        1,663
         Operating reserves and
            accruals                       3,795        3,795           --        4,525        4,525           --
         Other                             1,852        1,186          666        2,249        1,575          674
                                        --------     --------     --------     --------     --------     --------
              Total deferred tax           9,920        7,345        2,575       11,512        9,175        2,337
               assets

         Accrual to cash adjustment      (24,670)     (24,670)          --      (23,719)     (23,719)          --
         Property and equipment           (3,302)          --       (3,302)      (3,690)          --       (3,690)
         Receivable discounts             (2,319)      (2,319)          --         (580)        (580)          --
         Amortization                     (4,872)          --       (4,872)      (5,844)          --       (5,844)
         Other                             1,583        1,095          488            1            1           --
                                        --------     --------     --------     --------     --------     --------

              Total deferred tax
                liabilities              (33,580)     (25,894)      (7,686)     (33,832)     (24,298)      (9,534)
                                        --------     --------     --------     --------     --------     --------

              Net deferred tax
                liability               $(23,660)    $(18,549)    $ (5,111)    $(22,320)    $(15,123)    $ (7,197)
                                        ========     ========     ========     ========     ========     ========


         The income tax benefit related to the exercise of stock options and the purchase of shares under the Company's non-qualified employee stock purchase plan reduces taxes currently payable and is credited to additional paid-in capital. Such amounts totaled approximately $2,496,000, $792,000 and $442,000 for the years ended December 31,
         1998, 1999 and 2000, respectively.

         The Company has net operating loss carryforwards for federal and state tax purposes totaling approximately $2,993,000, $5,992,000, and $6,668,000 at December 31, 1998, 1999, and 2000, respectively, expiring at various times commencing in 2009.

9.       COMMITMENTS AND CONTINGENCIES:

         In February 1999, several federal securities law class actions were commenced against the Company and three of its principal officers in United States District Court for the Southern District of Florida. The plaintiffs purport to represent a class of all open market purchasers of the Company's common stock between March 31, 1997, and various dates through and including April 2, 1999. They claim that during that period, the Company violated the antifraud provisions of the federal securities laws by issuing false and misleading statements concerning its billing practices and results of operations. The plaintiffs seek damages in an undetermined amount based on the alleged decline in the value of the common stock after the Company, in early April 1999, disclosed the initiation of inquiries by state investigators into its billing practices. The plaintiff class has been certified, and the case is now in the discovery stage. No trial date has been set, but on September 11, 2000, the court set a pre-trial conference for May 25, 2001. Under the local rules, all pre-trial activities, including discovery and motions for summary judgment, must be completed before that date, and trial may be set for anytime thereafter. Also pursuant to the local rules, the parties have agreed to engage in a mediation, but to date those efforts have been unsuccessful. Although the Company continues to believe that the claims are without merit and intends to defend them vigorously, if the Company is unsuccessful in defending class action lawsuits that have been brought against it, damages awarded could exceed the limits of the Company's insurance coverage and have a material adverse effect on the Company's financial condition, results of operations and liquidity.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


9.       COMMITMENTS AND CONTINGENCIES, CONTINUED:

         In April 1999, the Company received requests, and in one case a subpoena, from investigators in Arizona, Colorado and Florida for information related to its billing practices for services reimbursed by the Medicaid programs in these states and the Tricare program for military dependents. On May 25, 2000, the Company entered into a settlement agreement with the Office of the Attorney General for the State of Florida, pursuant to which the Company paid the State of Florida $40,000 to settle any claims regarding our receipt of overpayments from the Florida Medicaid program from January 7, 1997 through the effective date of the settlement agreement. On August 28, 2000, the Company entered into a settlement agreement with the State of Arizona's Medicaid Agency, pursuant to which the Company paid the State of Arizona $220,000 in settlement of potential claims regarding payments received by the Company and its affiliated physicians and physician practices from the Arizona Medicaid program for neonatal, newborn and pediatric services provided over a ten-year period, from January 1, 1990 through the effective date of the settlement agreement. Additionally, the Company reimbursed the State of Arizona for costs related to its investigation.

         The Florida and Arizona settlement agreements both stated that the investigations conducted by those states revealed a potential overpayment, but no intentional fraud, and that any overpayment was due to a lack of clarity in the relevant billing codes. Although the Company believes that the resolution of the Florida and Arizona investigations on these terms supports the propriety of our billing practices, the investigation in Colorado is ongoing and these matters have prompted inquiries by Medicaid officials in other states. The Company cannot predict whether the Colorado investigation or any other inquiries will have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company further believes that billing audits, inquiries and investigations from government agencies will continue to occur in the ordinary course of its business and in the healthcare services industry in general and from time to time, the Company may be subject to additional billing audits and inquiries by government and other payors.

         During the ordinary course of business, the Company has become a party to pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice and are generally covered by insurance. These lawsuits are not expected to result in judgments which would exceed professional liability insurance coverage, and therefore will not have a material impact on the Company's financial position, results of operations or liquidity, notwithstanding any possible lack of insurance recovery.

         The Company leases an aircraft and leases space for its regional offices and medical offices, storage space, and temporary housing of medical staff. The Company also maintains a lease agreement for its corporate office in Sunrise, Florida. The Company is required to maintain certain financial covenants pursuant to the lease agreement, including a requirement that the Company maintain a minimum level of tangible net worth. The corporate office lease and the aircraft lease both bear interest at Libor-based variable rates.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


9.       COMMITMENTS AND CONTINGENCIES, CONTINUED:

         Rent expense for the years ended December 31, 1998, 1999 and 2000 was approximately $2,172,000, $3,063,000 and $4,386,000, respectively. At
         December 31, 2000, future minimum lease payments are as follows:

                                                     (in thousands)
                                                     --------------

               2001                                      $ 4,213
               2002                                        3,819
               2003                                       10,393
               2004                                        2,419
               2005                                        1,722
               Thereafter                                  2,750
                                                         -------
                                                         $25,316
                                                         =======

10.      RETIREMENT PLAN:

         The Company has a qualified contributory savings plan (the "Plan") as allowed under Section 401(k) of the Internal Revenue Code. The Plan permits participant contributions and allows elective Company contributions based on each participant's contribution. Participants may defer up to 15% of their annual compensation by contributing amounts to the Plan. The Company contributed approximately $2,363,000, $1,627,000 and $1,807,000 to the Plan during the years ended December 31, 1998, 1999 and 2000, respectively.

11.      NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:

         The calculation of basic and diluted net income per share for the years ended December 31, 1998, 1999 and 2000 are as follows:


                                                                 Years Ended December 31,
                                                           -------------------------------------
                                                            1998           1999           2000
                                                           -------        -------        -------
                                                         (in thousands, except for per share data)
         Basic net income per share:

           Net Income                                      $29,099        $25,038        $10,986
                                                           =======        =======        =======

           Weighted average common shares outstanding       15,248         15,513         15,760
                                                           =======        =======        =======

           Basic net income per share                      $  1.91        $  1.61        $   .70
                                                           =======        =======        =======

         Diluted net income per share:

           Weighted average common shares outstanding       15,248         15,513         15,760

           Stock options                                       739            347            293
                                                           -------        -------        -------

           Weighted average common and potential
                common shares outstanding                   15,987         15,860         16,053
                                                           =======        =======        =======

           Net income                                      $29,099        $25,038        $10,986
                                                           =======        =======        =======

           Diluted net income per share                    $  1.82        $  1.58        $   .68
                                                           =======        =======        =======

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


12.      STOCK OPTION PLAN AND EMPLOYEE STOCK PURCHASE PLANS:

         In 1993, the Company's Board of Directors authorized a stock option plan (the "Option Plan"). Under the Option Plan, options to purchase shares of common stock may be granted to certain employees at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant. The stock options become exercisable on a pro rata basis over a three-year period from the date of grant. In 1999, the Company's Board of Directors approved an amendment to increase the number of shares authorized to be issued under the Option Plan from 4,250,000 to 5,500,000. At December 31, 2000, 286,552 shares were available for future grants.

         Pertinent information covering the Option Plan is as follows:


                                                                                  Weighted
                                                                                  Average
                                                Number of    Option Price         Exercise    Expiration
                                                  Shares       Per Share            Price        Date
                                                ----------   -------------        ---------   -----------

         Outstanding at December 31, 1997        2,713,230   $ 2.84-$41.38          $23.28     2003-2007
            Granted                                868,000   $32.50-$45.13          $38.80
            Canceled                               (43,034)  $19.25-$36.00          $23.37
            Exercised                             (219,025)  $ 5.00-$40.38          $20.02
                                                 ---------   -------------          ------

         Outstanding at December 31, 1998        3,319,171   $ 2.84-$45.13          $27.55     2003-2008
            Granted                              1,558,154   $ 7.88-$61.00          $27.69
            Canceled                              (852,330)  $18.88-$61.00          $43.50
            Exercised                              (94,552)  $ 2.84-$36.13          $10.54
                                                 ---------   -------------          ------

         Outstanding at December 31, 1999        3,930,443   $ 5.00-$61.00          $24.57     2004-2009
            Granted                              1,048,334   $ 6.75-$17.75          $ 9.45
            Canceled                              (395,512)  $ 7.88-$61.00          $38.11
            Exercised                              (27,834)  $ 5.00-$12.50          $ 8.06
                                                 ---------   -------------          ------

         Outstanding at December 31, 2000        4,555,431   $ 5.00-$61.00          $20.28     2004-2010
                                                 =========   =============          ======

         Exercisable at:
            December 31, 1998                    1,750,281   $ 2.84-$41.38          $19.43
            December 31, 1999                    2,131,235   $ 5.00-$45.13          $23.49
            December 31, 2000                    2,666,022   $ 5.00-$61.00          $23.87


         Significant option groups outstanding at December 31, 2000 and related price and life information follows:


                                            Options Outstanding                 Options Exercisable
                                   --------------------------------------   -------------------------
                                                               Weighted
                                                   Weighted     Average                      Weighted
                                                    Average    Remaining                      Average
               Range of Exercise                   Exercise   Contractual                    Exercise
                    Prices         Outstanding       Price        Life      Exercisable        Price
               -----------------   -----------     --------   -----------   -----------      --------

                 $ 5.00-$ 7.88      1,476,220        $ 7.01        7.6         509,760         $ 6.62
                 $10.00-$14.56        495,884        $11.72        6.7         263,551         $10.86
                 $15.25-$17.75        150,000        $17.00        9.9              --         $   --
                 $18.88-$22.06        992,211        $19.59        6.9         685,424         $19.91
                 $24.00-$29.00        270,999        $28.83        6.3         267,666         $28.88
                 $30.88-$33.88        221,251        $32.64        6.8         174,254         $32.77
                 $36.00-$39.13        565,199        $36.64        6.1         481,699         $36.65
                 $40.38-$45.13        258,667        $42.07        6.4         242,000         $41.86
                        $61.00        125,000        $61.00        8.1          41,668         $61.00
                                    ---------        ------        ---       ---------         ------
                                    4,555,431        $20.28        7.1       2,666,022         $23.87
                                    =========        ======        ===       =========         ======



PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


12.      STOCK OPTION PLAN AND EMPLOYEE STOCK PURCHASE PLANS, CONTINUED:

         Under the Company's stock purchase plans (the "Stock Purchase Plans"), employees may purchase the Company's common stock at 85% of the average high and low sales price of the stock as reported as of commencement of the purchase period or as of the purchase date, whichever is lower. Under the Stock Purchase Plans, 41,359, 128,848 and 224,716 shares were issued during 1998, 1999 and 2000, respectively. At December 31, 2000, the Company has an additional 544,989 shares reserved under the Stock Purchase Plans.

         No compensation expense has been recognized for stock options granted under the Option Plan or stock issued under the Stock Purchase Plans. Had compensation expense been determined based on the fair value accounting rules, the Company's net income and net income per share would have been reduced to the pro forma amounts below:

                                            Years Ended December 31,
                                      -------------------------------------
                                       1998           1999           2000
                                      -------        -------        -------
                                               (in thousands, except
                                                   per share data)

         Net income                   $23,328        $15,697        $4,016
         Net income per share:
           Basic                      $  1.53        $  1.01        $ 0.25
           Diluted                    $  1.50        $  1.01        $ 0.25

         The fair value of each option or share to be issued is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1999 and 2000: dividend yield of 0% for all years; expected volatility of 42%, 82% and 82%, respectively, and risk-free interest rates of 4.8%, 5.2% and 6.4%, respectively, for options with expected lives of five years (officers and physicians of the Company) and 5.2%, 5.7% and 6.3%, respectively, for options with expected lives of three years (all other employees of the Company).

13.      SUBSIDIARY STOCK:

         In January 1999, a subsidiary of the Company sold 6,257,150 shares of its common stock, valued at $1.00 per share, the fair value per share, in a private placement to certain officers and employees of the Company. These officers and employees were required to meet certain financial qualifications to be considered accredited investors and become eligible to participate in the offering. The subsidiary used the proceeds from the offering to repurchase shares previously issued to the Company.

         In July 1999, the Company repurchased 13,433,696 shares of common stock in the subsidiary for approximately $17.7 million, which resulted in the subsidiary being wholly owned by the Company. The shares purchased by the Company were held by certain officers and employees of the Company and represented approximately 23.5% of all outstanding shares of the subsidiary.

         The Company accounted for the transaction using the purchase method of accounting and the excess of the cost over the book value of the shares acquired of approximately $3.6 million is being amortized on a straight-line basis over 25 years.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


14.      PREFERRED SHARE PURCHASE RIGHTS PLAN:

         The Board of Directors of the Company adopted a Preferred Share Purchase Rights Plan (the "Rights Plan") and, in connection therewith, declared a dividend distribution of one preferred share purchase right ("Right") on each outstanding share of the Company's common stock to shareholders of record at the close of business on April 9, 1999.

         Each Right entitles the shareholder to purchase from the Company one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock (the "Preferred Shares") (or in certain circumstances, cash, property or other securities). Each Right has an initial exercise price of $150.00 for one one-thousandth of a Preferred Share (subject to adjustment). The Rights will be exercisable only if a person or group acquires 15% or more of the Company's common stock or announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of the common stock. Upon such occurrence, each Right will entitle its holder (other than such person or group of affiliated or associated persons) to purchase, at the Right's then-current exercise price, a number of the Company's common shares having a market value of twice such price. The final expiration date of the Rights is the close of business on March 31, 2009 (the "Final Expiration Date").

         The Board of Directors of the Company may, at its option, as approved by a Majority Director Vote (as defined in the Rights Plan), at any time prior to the earlier of (i) the time that any person or entity becomes an Acquiring Person (as defined in the Rights Plan), and (ii) the Final Expiration Date, redeem all but not less than all of the then outstanding Rights at a redemption price of $.005 per Right, as such amount may be appropriately adjusted to reflect any stock split, stock dividend or similar transaction. The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board of Directors of the Company, in its sole discretion, may establish (as approved by a Majority Director Vote).

15.      SUBSEQUENT EVENT:

         On February 15, 2001, the Company announced that it signed a definitive merger agreement with Magella Healthcare Corporation ("Magella").

         Under the terms of the agreement, Pediatrix would issue approximately
         6.9 million shares of common stock in exchange for all outstanding capital stock (including shares of Magella non-voting common stock that will be issued upon the exercise immediately prior to the merger of substantially all outstanding warrants of Magella). In addition, Pediatrix would assume certain obligations to issue up to 1.39 million shares of common stock pursuant to Magella stock option plans. Pediatrix would repay an estimated $25 million of Magella bank debt and assume $23.5 million of convertible subordinated notes which would be convertible into approximately 1 million shares of Pediatrix common stock.

         The board of directors of each company has approved the definitive agreement. Shareholders of Magella representing a majority of the outstanding shares of Magella voting stock have agreed to vote their shares in favor of the proposed merger. The proposed merger is subject to the approval of the shareholders of Pediatrix. On February 13, 2001, the proposed merger received early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

         This merger will be accounted for using the purchase method of accounting. The purchase price to be allocated, including direct transaction costs, is approximately $164.3 million. Pediatrix anticipates that the transaction will close during the second quarter of 2001.

         In the event that the merger is not consummated, the Company may be liable for certain termination fees in accordance with the merger agreement.

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

         Also during the audit of the Company's 1998 financial statements, KPMG noted, in a report dated March 22, 1999, certain reportable conditions in the Company's internal control procedures regarding residual debit balances and overpayments due to patients and payors. These conditions were reported to and discussed with the Company's Audit Committee. As a result of these conditions, KPMG expanded the scope of its audit to ensure that the information contained in the Company's financial statements was fairly stated in accordance with generally accepted accounting principles. KPMG issued an unqualified opinion on the Company's 1998 financial statements. Subsequent to the completion of the 1998 audit, the Company has strengthened its controls over these areas through process change and the dedication of appropriate personnel.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

         Pediatrix's executive officers and directors are as follows:


Name                                Age        Position With the Company
----                                ---        -------------------------
Roger J. Medel, M.D., M.B.A.        54         Chief Executive Officer and Director
Kristen Bratberg                    39         President and Nominee for Director
Joseph M. Calabro                   40         Chief Operating Officer
Karl B. Wagner                      35         Chief Financial Officer
Brian T. Gillon                     35         Executive Vice President, Corporate Development,
                                               General Counsel and Secretary
G. Eric Knox, M.D.(1)               58         Director
M. Douglas Cunningham, M.D.         61         Director
Cesar L. Alvarez (2)(3)             53         Director
Michael B. Fernandez (2)(3)         48         Director
Waldemar A. Carlo, M.D.(4)          48         Director

--------------------
(1) Dr. Knox will no longer serve as a member of Pediatrix's board of directors once his successor is elected at the 2001 annual shareholders' meeting.
(2)      Member of Compensation Committee.
(3)      Member of Audit Committee.
(4) Effective January 30, 2001, Dr. Carlo became a member of the Compensation Committee and the Audit Committee.

         ROGER J. MEDEL, M.D., M.B.A. has held the position of Chief Executive Officer and director of Pediatrix since he founded the Company in 1979 with Dr. Gregory Melnick. Dr. Medel has been an instructor in pediatrics at the University o f Miami and participates as a member of several medical and professional organizations. Dr. Medel also holds a Masters Degree in Business Administration from the University of Miami. Dr. Medel served on the boards of directors of Sechrist Industries Inc. and ARC Broward Inc., and currently serves on the board of directors of Physicians Healthcare Plans, Inc. and the Sheriff's Foundation of Broward County, Inc.

         KRISTEN BRATBERG joined Pediatrix in November 1995 as Vice President, Business Development. In January 2000, Mr. Bratberg was appointed Executive Vice President, Corporate Development and, in May 2000, he was appointed President. Prior to joining Pediatrix, Mr. Bratberg was employed by Dean Witter Reynolds Inc. in the Corporate Finance Department from May 1987 to November 1995, most recently as a Senior Vice President specializing in the healthcare industry.

         JOSEPH M. CALABRO joined Pediatrix in January 1996 as Chief Information Officer. In January 2000, Mr. Calabro was appointed Executive Vice President, Management, and in May 2000, he was appointed Chief Operating Officer. Prior to joining Pediatrix, Mr. Calabro was employed by Ambulatory Surgery Group of Columbia/HCA as Director of Information Technology from 1994 to January 1996 and in various other operational and technology roles from 1987 to 1994.

         KARL B. WAGNER joined Pediatrix in May 1997 and was appointed Chief Financial Officer in August 1998. Prior to his appointment, Mr. Wagner served as Controller, and was responsible for all accounting and financial operations, including Securities and Exchange Commission reporting. Prior to joining Pediatrix, Mr. Wagner was Chief Financial Officer for the East Region of Columbia/HCA's Ambulatory Surgery Division from January 1995 until joining the Company. From July 1993 through January 1995, Mr. Wagner was Assistant Controller of Medical Care International, Inc., a subsidiary of Medical Care America, Inc.

         BRIAN T. GILLON joined Pediatrix in December 1996 as Director, Business Development, served as Vice President, Business Development from January 2000 through December 2000 and was appointed as Executive Vice President, Corporate Development, General Counsel and Secretary in January 2001. In his current position, Mr. Gillon is responsible for the Company's legal affairs and activities related to new business opportunities, including mergers and acquisitions. From June 1996 until joining Pediatrix, Mr. Gillon was an Associate in the healthcare group of Smith Barney, Inc.'s Investment Banking Division, and from September 1993 until June 1996 was an attorney at Dewey Ballantine, specializing in mergers and acquisitions and corporate finance transactions for health care companies.

         G. ERIC KNOX, M.D. was appointed as a director in October 1999. Dr. Knox was employed by Obstetrix Medical Group, Inc., a wholly owned subsidiary of Pediatrix, since August 1999 as Chief Medical Officer, and was promoted to President in January 2000. Dr. Knox resigned as President of Obsterix effective December 31, 2000. Prior to joining Pediatrix, Dr. Knox was Director and perinatologist at The Perinatal Center at Abbot-Northwestern Hospital in Minneapolis, Minnesota, from July 1978 through July 1999. From 1983 through 1999, he was the Medical Director and Chairman of the Risk Management Council at Abbott-Northwestern Hospital and Medical Director of MMI Companies, Inc. He is a Professor of the Department of OB/GYN at the University of Minnesota Medical School. Dr. Knox has written and co-authored numerous publications in the fields of perinatology, risk management and organizational safety.

         M. DOUGLAS CUNNINGHAM, M.D. has been employed by Pediatrix since June 1996. Dr. Cunningham served as Vice President and Chief Medical Officer from June 1996 to June 1997, at which time he was appointed Vice President, Regional Medical Operations. In October 1999, Dr. Cunningham was appointed Vice President, Medical Coding. In October 1996, Dr. Cunningham was appointed director. Dr. Cunningham has over 25 years experience as a practicing neonatologist and professor of pediatrics and neonatology. From 1988 until joining the Company, Dr. Cunningham served as the Senior Vice President, Medical Operations with Infant Care Management Services, Inc. Dr. Cunningham has also served as a professor at several medical schools, most recently as a Clinical Professor of Pediatrics at the University of California, Irvine, and has published numerous medical articles.

         CESAR L. ALVAREZ was appointed as a director in March 1997. Mr. Alvarez was elected President and Chief Executive Officer of the law firm of Greenberg Traurig, LLP. Mr. Alvarez has been a lawyer with this firm for over 20 years. Mr. Alvarez also serves as a director of Atlantis Plastics, Inc., TexPack, N.V., Watsco, Inc., Union Planters Bank (Florida), Avborne, Inc. and Koning Restaurants International.

         MICHAEL B. FERNANDEZ was appointed as a director in October 1995. Mr. Fernandez has served since 1992 as Chairman of the Board and Chief Executive Officer of Physicians Healthcare Plans, Inc., a Florida-based health maintenance organization. Prior to that time, Mr. Fernandez served from 1990 to 1992 as Executive Vice President of Product Development and Marketing as well as Chief Executive Officer of certain indemnity subsidiaries of CAC-United Healthcare Plans of Florida, Inc., a publicly-held managed care company.

         WALDEMAR A. CARLO, M.D. was appointed as a director in June 1999. Dr. Carlo has served as Professor of Pediatrics and Director of the Division of Neonatology at the University of Alabama at Birmingham Medical School since 1991. Dr. Carlo also serves as Director of Newborn Nurseries at the University of Alabama Medical Center and the Children's Hospital of Alabama since 1991. Dr. Carlo participates as a member of several medical and professional organizations. He has also received numerous research awards and grants and has lectured extensively.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table sets forth certain summary information concerning compensation paid or accrued by the Company and its subsidiaries to or on behalf of the Company's Chief Executive Officer and each of the most highly compensated executive officers of the Company who were serving as executive officers at the end of the last completed fiscal year, whose total annual salary and bonus, determined as of the end of the last fiscal year, exceeded $100,000 (collectively, the "Named Executive Officers"), for the fiscal years ended December 31, 2000, 1999, and 1998.


                           SUMMARY COMPENSATION TABLE


                                                                                Long-Term
                                          Annual Compensation(1)               Compensation
                                    ------------------------------------     ------------------
                                    Fiscal                                   No. of Securities        All Other
 Name and Principal Position         Year      Salary($)       Bonus ($)     Underlying Options    Compensation(3)
 ---------------------------        ------     ---------     ------------    ------------------    ---------------
                                     2000      $ 400,000     $ 100,000(2)             0                  $3,400
Roger J. Medel, M.D.                 1999        400,000       100,000(2)       250,000(4)                3,200
   Chief Executive Officer.........  1998        400,000       782,350(2)             0                   6,400


                                     2000      $ 300,000     $ 200,000(2)        50,000                  $3,400
Kristen Bratberg                     1999        300,000       655,283(2)       200,000                   3,200
   President.....................    1998        200,000     1,138,722           50,000                   6,400

                                     2000      $ 193,333     $ 100,000(2)        25,000                  $3,400
Joseph M. Calabro                    1999            N/A           N/A              N/A                     N/A
    Chief Operating Officer (5)..    1998            N/A           N/A              N/A                     N/A

Karl B. Wagner                       2000      $ 179,167     $  75,000(2)             0                  $3,400
   Vice President and Chief          1999        150,000        50,000(2)        80,000                   3,200
   Financial Officer.............    1998        105,000        50,000(2)        25,000                   4,600

Bruce A. Jordan                      2000      $ 183,889     $  30,000(2)             0                  $3,400
   Vice President, General           1999        180,000        30,000(2)        30,000                   3,200
   Counsel and Corporate.........    1998        180,000        30,000(2)             0                   6,400
   Secretary (6)

----------------------------------

(1) The column for "Other Annual Compensation" has been omitted because there is no compensation required to be reported in such column. The aggregate amount of perquisites and other personal benefits provided to each officer listed above is less than 10% of the total annual salary and bonus of such officer.
(2) Includes bonuses paid in a subsequent year for services performed in the year reported.
(3)      Reflects matching contributions to the Company's 401(k) plan.
(4)      Options granted on 1/27/99 were subsequently cancelled on 7/7/99.
(5)      Mr. Calabro was appointed as Chief Operating Officer in May 2000.
(6) Effective January 6, 2001, Mr. Jordan no longer serves as Vice President, General Counsel and Corporate Secretary.

OPTION GRANTS TABLE

         The following table sets forth certain information concerning grants of stock options made during fiscal 2000 to the Named Executive Officers.

                                                 Individual Option Grants in 2000 Fiscal Year
                                 -------------------------------------------------------------------------------
                                              % of Total                              Potential Realizable Value
                                               Options                                at Assumed Annual Rates of
                                              Granted to    Exercise                   Stock Price Appreciation
                                    Number    Employees      Price                         For Option Term(1)
                                 of Options   in Fiscal       Per       Expiration       ---------------------
Name                              Granted       2000        Share(2)       Date            5%           10%
----                             ----------   ---------     --------    ----------       --------    --------
Kristen Bratberg.............      50,000       4.77%        $7.6250     5/8/2010        $239,766    $607,614
Joseph M. Calabro............      25,000       2.38%        $7.6250     5/8/2010        $119,883    $303,807

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

STOCK OPTION EXERCISES AND YEAR-END OPTION VALUE TABLE

         The following table sets forth certain information concerning option exercises in fiscal 2000, the number of stock options held by the Named Executive Officers as of December 31, 2000 and the value (based on the fair market value of a share of stock at fiscal year-end) of in-the-money options outstanding as of such date.



                            Number of                   Number of Unexercised           Value of Unexercised
                             Shares                         Options at                 In-the-Money Options at
                            Acquired                     December 31, 2000               December 31, 2000(1)
                               On        Value     ------------------------------    ------------------------------
    Name                    Exercise    Realized   Exercisable      Unexercisable    Exercisable      Unexercisable
    ----                    --------    --------   -----------      -------------    -----------      -------------
    Roger J. Medel, M.......   --          --        953,333            16,667        $6,562,500        $        0

    Kristen Bratberg........   --          --        316,667           133,333           951,047         1,361,453

    Joseph M  Calabro.......   --          --         70,001            84,999           295,422           950,515

    Karl B. Wagner..........   --          --         43,334            41,666           269,797           539,578

    Bruce A. Jordan.........   --          --         25,000            10,000            80,938           161,875

-----------------
(1) The closing sale price for the Company's Common Stock as reported on the New York Stock Exchange on the last trading day of 2000, December 29, 2000, was $24.0625. Value is calculated by multiplying (a) the difference between $24.0625 and the option exercise price by (b) the number of shares of Common Stock underlying the option.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with certain of the executive officers (collectively the "Employment Agreements"). Pursuant to the Employment Agreements, Dr. Medel and Messrs. Bratberg and Wagner receive base salaries of $400,000, $300,000 and $150,000, respectively. The Board of Directors has approved an amendment to Dr. Medel's employment agreement under which his base salary will be increased to $600,000 in 2001 and he will be eligible for a bonus of up to $200,000 based on performance objectives. The Employment Agreements also provide that such executives are eligible to receive performance bonuses. The Employment Agreements provide for payments to the executives upon termination after a Change in Control (as defined in such agreements) in an amount equal to 200% of average annual compensation for Dr. Medel, and 100% of the average annual compensation for each of Messrs. Bratberg and Wagner for the five taxable years prior to such termination. The executive officers each hold options to purchase Common Stock granted under the Company's Amended and Restated Stock Option Plan. The Employment Agreements provide that, to the extent not already exercisable, such options will become exercisable if the executive's employment is terminated within a 12-month period after a Change in

Control. The Employment Agreements further provide that each executive shall not compete with the Company during the employment term and for a period of one year thereafter following the termination of the agreement for any reason. The Company and Mr. Jordan have entered into an agreement with respect to the termination of his employment with the Company under which Mr. Jordan has agreed to remain an employee of the Company until December 31, 2001 at a base salary of $180,000, subject to certain conditions.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         Under rules established by the Securities and Exchange Commission, the Compensation Committee of the Board of Directors of the Company is required to provide a report explaining the rationale and considerations that led to fundamental compensation decisions affecting the Company's executive officers (including the Named Executive Officers) during the past fiscal year.

         GENERAL. The Compensation Committee is comprised of independent directors and is responsible for setting and administering policies that govern annual compensation of the Company's executive officers, as well as the Company's stock option, employee stock purchase and incentive compensation plans. The Compensation Committee's general philosophy with respect to the compensation of the Company's executive officers is to offer competitive compensation programs designed to attract and retain key executives critical to the long-term success of the Company and to recognize an individual's contribution and personal performance. Such compensation programs include a base salary and an annual performance-based bonus as well as stock option plans and incentive plans designed to provide long-term incentives. In addition, the Compensation Committee may recommend the grant of discretionary bonuses to the Company's executive officers.

         In establishing the Company's executive compensation program, the Compensation Committee takes into account current market data and compensation trends for comparable companies, and gauges achievement of corporate and individual objectives. The base salaries of the Named Executive Officers have been fixed at levels which the Compensation Committee believes are competitive with amounts paid to senior executives with comparable qualifications, experience and responsibilities. Performance bonuses have been structured to reinforce the achievement of both short and long-term corporate objectives. The Company utilizes stock options to foster a long-term perspective aligned with that of its shareholders. The salaries for each of the Named Executive Officers is set forth in such executive's employment agreement.

         2000 COMPENSATION FOR THE CHIEF EXECUTIVE OFFICER. Dr. Medel's employment agreement with the Company is for a five-year term, with a base salary of $400,000 per year, and he is also entitled to receive a performance bonus of $100,000 in each year that he meets or exceeds certain performance objectives determined by the Compensation Committee. In 2000, Dr. Medel received his performance bonus in addition to his base salary. Dr. Medel also has an Incentive Plan, pursuant to which he is also eligible to receive incentive compensation; however, in 2000, Dr. Medel did not receive incentive compensation pursuant to this plan. In determining Dr. Medel's overall compensation for 2000, the Compensation Committee evaluated the Company's performance during 2000, focusing on the following areas: (i) neonatal intensive care units managed by the Company, (ii) the number of perinatologists employed by Obstetrix Medical Group, Inc., a subsidiary of the Company, (iii) the number of patient days, and
(iv) revenues. The Compensation Committee believes that these achievements reflect the Chief Executive Officer's strategic leadership for the Company and, as a result, awarded the Chief Executive Officer the bonus set forth in the Summary Compensation Table.

         POLICY ON DEDUCTIBILITY OF INCENTIVE COMPENSATION. Section 162(m) of the Internal Revenue Code of 1986, as amended, limits the tax deduction to $1 million for compensation paid to the Company's five most highly compensated executive officers, unless certain requirements are met. In order to comply with
Section 162(m), the Stock Option Plan limits the number of shares underlying options awardable during the 10-year term of the Stock Option Plan to any plan participant and is administered by a committee consisting only of "outside directors" (as defined in Section 162(m)). While the tax impact of any compensation is one factor to consider, such impact is evaluated in light of the Compensation Committee's overall compensation philosophy. The Compensation Committee intends to establish executive officer compensation programs which maximize the Company's deduction if the Compensation Committee determines that such actions are consistent with its philosophy and in the best interests of the Company and its shareholders.

                                Cesar L. Alvarez
                              Michael B. Fernandez

PERFORMANCE GRAPH

         Set forth below is a line graph comparing the cumulative total shareholder return on the Company's Common Stock against the cumulative total return of the NYSE Composite Index, the NASD Composite Index and the NASD Health Index for the period of January 1, 1996 to December 29, 2000. The Company's Common Stock commenced trading on the New York Stock Exchange on September 11, 1996. It was previously traded on the Nasdaq National Market. The closing price of the Company's common stock on December 29, 2000 was $24.0625.



                 1/1/96   3/29/96   6/28/96   9/30/96   12/31/96    3/31/97   6/30/97   9/30/97   12/31/97   3/31/98   6/30/98
                 ------   -------   -------   -------   --------    -------   -------   -------   --------   -------   -------
Pediatrix
Medical
Group(1)         100.00   129.09    176.36     182.27    134.55      119.55    166.59    160.45    155.45     169.09    135.23

NYSE
Composite
Index(1)                                       111.48    119.06      120.95    140.34    150.90    155.14     173.83    175.63

NASDAQ
Index(1)         100.00   104.67    113.21

NASDAQ
Health(1)        100.00   121.40    131.98     131.21    116.24      108.54    121.96    132.67    119.27     130.85    118.82



                 9/30/98   12/31/98   3/31/99   6/30/99   9/30/99   12/31/99   3/31/00   6/30/00   9/29/00   12/29/00
                 -------   --------   -------   -------   -------   --------   -------   -------   -------   --------

Pediatrix
Medical
Group(1)         163.18     217.95    102.27     77.27     50.45     25.45      26.36    42.33      46.82      87.50

NYSE
Composite
Index(1)         153.10     180.82    183.18    196.70    179.90    197.35     196.56   195.12     201.22     199.35

NASDAQ
Index(1)

NASDAQ
Health(1)         89.25     101.10    90.52     111.82     82.63     81.35      84.56    86.29      95.79     111.53


(1)      Assumes $100 invested on January 1, 1996 and reinvestment of dividends.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information with respect to the beneficial ownership of the Company's Common Stock as of February 28, 2001 for
(a) each person known to the Company to own beneficially more than 5% of the Company's outstanding Common Stock, (b) each director (including nominees) who owns any such shares, (c) each Named Executive Officer who owns any such shares (see "Executive Compensation--Summary of Cash and Certain Other Compensation"), and (d) the directors and executive officers of the Company as a group:


                                                                                                 Common Stock
                                                                                              Beneficially Owned(2)
                                                                                             -----------------------
Name of Beneficial Owner(1)                                                                   Shares         Percent
---------------------------                                                                  ---------       -------
Roger J. Medel, M.D.(3)..........................................................            1,835,208        10.82%
Kristen Bratberg (4).............................................................              355,545         2.19%
Joseph M. Calabro (5)............................................................               89,377             *
Karl B. Wagner (6) ..............................................................               49,586             *
Bruce A. Jordan (7)..............................................................               25,451             *
G. Eric Knox, M.D.(8)............................................................               18,460             *
M. Douglas Cunningham, M.D.(9)...................................................                  300             *
Cesar L. Alvarez (10)............................................................                5,000             *
Michael B. Fernandez (11)........................................................               40,731             *
Waldemar A. Carlo, M.D.(12)......................................................                3,333             *
Southeastern Asset Management, Inc.(13)..........................................            1,895,600        11.93%
Wasatch Advisors, Inc. (14)......................................................            1,762,640        11.09%
Dimensional Fund Advisors Inc. (15)..............................................            1,083,900         6.82%
Wellington Management Company, LLP (16)..........................................              804,500         5.06%
All directors and executive officers as a group (10 persons) (17)................            2,422,991        13.85%

----------------------
* Less than one percent.

(1) Unless otherwise indicated, the address of each of the beneficial owners identified is 1301 Concord Terrace, Sunrise, FL 33323.
(2) Based on 15,895,828 shares of Common Stock outstanding. Pursuant to the rules of the Securities and Exchange Commission (the "Commission"), certain shares of Common Stock which a person has the right to acquire within 60 days of February 28, 2001 pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(3) Includes (i) 240 shares owned by Dr. Medel's children, as to which Dr. Medel disclaims beneficial ownership, (ii) 693,665 shares held by Medel Family Limited Partnership, L.P., a Delaware limited partnership, (iii) 42,970 shares held by Medel Investments, Inc., a Nevada corporation,
         (iv) 35,000 shares directly owned (v) 970,000 shares subject to presently exercisable options, and (vi) 93,333 shares subject to presently exercisable options held by his wife.
(4) Includes (i) 5,545 shares directly owned, 4,545 of which were acquired through the Employee Stock Purchase Plan and (ii) 350,000 shares subject to presently exercisable options.
(5) Includes (i) 1,710 shares directly owned, 1,210 of which were acquired through the Employee Stock Purchase Plan, (ii) 86,667 shares subject to presently exercisable options, and (iii) 1,000 shares acquired by his wife through the Employee Stock Purchase Plan.
(6) Includes (i) 259 shares accumulated through the Company's 401(k) Thrift and Profit Sharing Plan, (ii) 993 shares directly owned that were acquired through Employee Stock Purchase Plan, and (iii) 48,334 shares subject to presently exercisable options.
(7) Includes (i) 451 shares directly owned which were acquired through the Employee Stock Purchase Plan, and (ii) 25,000 shares subject to presently exercisable options. Effective January 6, 2001, Mr. Jordan no longer serves as Vice President, General Counsel and Corporate Secretary.
(8) Includes 1,793 shares directly owned, 793 of which were acquired through the Employee Stock Purchase Plan, and 16,667 shares subject to presently exercisable options.
(9)      Includes 300 shares directly owned.
(10) All 5,000 shares are subject to presently exercisable options. The address of Mr. Alvarez is 1221 Brickell Avenue, 22nd Floor, Miami, Florida 33131.
(11) Includes (i) 35,731 shares directly owned, and (ii) 5,000 shares which are subject to presently exercisable options. The address of Mr. Fernandez is 2333 Ponce de Leon Boulevard, Suite 303, Coral Gables, Florida 33134.

(12) All 3,333 shares are subject to presently exercisable options. The address for Dr. Carlo is 525 New Hillman Building, Birmingham, AL 35233.
(13) Southeastern Asset Management, Inc. 1,895,600 shares based on the most recent Schedule 13G. The address for Southeastern Asset Management, Inc. is 6410 Poplar Avenue, Suite 900, Memphis, TN 38119.
(14) Wasatch Advisors, Inc., a registered investment advisor, is deemed to have beneficial ownership of 1,762,640 shares based on the most recent
         Schedule 13G. The address of Wasatch Advisors, Inc. is 150 Social Hall Avenue, Salt Lake City, Utah 84111.
(15) Dimensional Fund Advisors Inc., a registered investment advisor, is deemed to have beneficial ownership of 1,083,900 shares based on the most recent Schedule 13G. The address of Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.
(16) Wellington Management Company, LLP, a registered investment advisor, is deemed to have beneficial ownership of 804,500 shares based on the most recent Schedule 13G. The address of Wellington Management Company, LLP is 75 State Street, Boston, MA 02109.
(17)     Includes 1,603,334 shares subject to presently exercisable options.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

         The Board of Directors held four meetings during 2000 and took certain actions by unanimous written consent. Each director, other than Mr. Fernandez, attended at least 75 percent of the aggregate of (i) the number of such meetings, and (ii) the number of meetings of committees of the Board of Directors held during 2000. Mr. Fernandez attended 50 percent of such meetings.

         Mr. Fernandez and Mr. Alvarez were members of the 2000 Audit Committee, which was established in January 1996. The duties and responsibilities of the Audit Committee include (a) recommending to the full Board the appointment of the Company's auditors and any termination of engagement, (b) reviewing the plan and scope of audits, (c) reviewing the Company's significant accounting policies and internal controls, and (d) having general responsibility for all related auditing matters. The Audit Committee held four meetings during 2000.

         Messrs. Fernandez and Alvarez were members of the 2000 Compensation Committee, with Mr. Alvarez as Chairman of the Compensation Committee. The Compensation Committee is responsible for setting and administering policies that govern annual compensation of the Company's executive officers. The Compensation Committee has the exclusive power and authority to make compensation decisions and make recommendations to the Board of Directors on compensation matters affecting the Company's executive officers. The Compensation Committee also administers the Company's stock option plan, stock purchase plans and incentive plans for executive officers. During 2000, the Compensation Committee's meetings were held in conjunction with the four meetings held by the full Board of Directors.

DIRECTOR COMPENSATION

         The Company pays each director who is neither an employee nor is associated with one of the Company's principal shareholders an annual director's fee of $7,500, payable quarterly, a $1,000 fee for each meeting of the Board of Directors attended by such director and, if not held in conjunction with a regular meeting of the Board of Directors, a $500 fee for each committee meeting attended. In addition, each non-employee director not affiliated with one of the Company's principal shareholders (an "Outside Director") receives options to purchase 5,000 shares of Common Stock on such director's initial appointment to the Board, which options become fully exercisable on the one-year anniversary date of the grant. The unexercised portion of any option granted to an Outside Director becomes null and void three months after the date on which such Outside Director ceases to be a director of the Company for any reason. The Company also reimburses all directors for out-of-pocket expenses incurred in connection with the rendering of services as a director. Effective December 1, 2000, Dr. Cunningham was appointed as Vice President, Special Projects, pursuant to an employment agreement with the Company which provides for an annual salary of $400,000. During 2000, Dr. Cunningham received compensation of $400,000 for services rendered to the Company as Vice President, Medical Coding, a position he held prior to his current position. Dr. Knox served as President of Obstetrix Medical Group, Inc., a wholly-owned subsidiary of Company, pursuant to an employment agreement which provides for an annual salary of $250,000 plus an incentive bonus. During 2000, Dr. Knox received compensation of $419,000 including bonuses for services rendered to the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Mr. Fernandez, a member of the Company's Compensation Committee, is also a director and executive officer of Physicians Healthcare Plans, Inc. Dr. Medel serves on the Board of Directors of Physicians Healthcare Plans, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

         In March 1997, Cesar L. Alvarez was appointed to the Board of Directors of the Company. Mr. Alvarez is the Chief Executive Officer and Managing Shareholder of Greenberg Traurig, P.A. which serves as the Company's principal outside counsel and receives customary fees for legal services. The Company currently anticipates that such arrangement will continue.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than 10 percent of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Officers, directors and greater than 10 percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with during the fiscal year ended December 31, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS

         An index to financial statements included in this annual report on Form 10-K appears on page 33.

(a)(2)   FINANCIAL STATEMENT SCHEDULE

         The following financial statement schedule for the years ended December 31, 1998, 1999 and 2000 is included in this Annual Report on Form 10-K as set forth below.

SCHEDULE II:  VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000


                                                1998               1999             2000
                                              ---------         ---------         ---------
                                                              (in thousands)
    Allowance for contractual
       adjustments and uncollectibles:
    Balance at beginning of year              $  45,371         $  87,436         $ 102,479
         Portion charged against
           operating revenue                    209,817           272,812           320,584
         Accounts receivable written-
           off (net of recoveries)             (167,752)         (257,769)         (321,114)
                                              ---------         ---------         ---------
    Balance at end of year                    $  87,436         $ 102,479         $ 101,949
                                              =========         =========         =========

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

(a)(3)   EXHIBITS

         2.1 Agreement and Plan of Merger dated as of February 14, 2001, among Pediatrix Medical Group, Inc., a Florida corporation, Infant Acquisition Corp., a Delaware corporation, and Magella Healthcare Corporation, a Delaware corporation (incorporated by reference to Exhibit 2.1 to Pediatrix's Form 8-K dated February 15, 2001).

         3.1 Amended and Restated Articles of Incorporation of Pediatrix (incorporated by reference to Exhibit 3.1 to Pediatrix's Form S-1 (Registration No. 33-95086)).

         3.2 Amendment and Restated Bylaws of Pediatrix (incorporated by reference to Exhibit 3.2 to Pediatrix's Quarterly Report on Form 10-Q for the period ended June 30, 2000).

         3.3 Articles of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Pediatrix's Form 8-K dated March 31, 1999).

         4.1 Rights Agreement, dated as of March 31, 1999, between Pediatrix and BankBoston, N.A., as rights agent including the form of Articles of Designations of Series A Junior Participating Preferred Stock and the form of Rights Certificate (incorporated by reference to Exhibit 4.1 to Pediatrix's Form 8-K dated March 31, 1999).

         10.1 Pediatrix's Amended and Restated Stock Option Plan, as amended (incorporated by reference to Exhibit 4.3 to Pediatrix's Form S-8 (File No. 333-77779) dated May 5, 1999).

         10.2     Pediatrix's Profit Sharing Plan (incorporated by reference to
                  Exhibit 10.23 to Pediatrix's Form S-1 (Registration No. 33-95086)).

         10.3 1996 Qualified Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.25 to Pediatrix's Quarterly Report on Form 10-Q for the period ended March 31, 1996).

         10.4 1996 Non-Qualified Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to Pediatrix's Quarterly Report on Form 10-Q for the period ended March 31, 1996).

         10.5 Pediatrix Executive Non-Qualified Deferred Compensation Plan, dated October 13, 1997 (incorporated by reference to Exhibit
                  10.35 to Pediatrix's Quarterly Report on Form 10-Q for the period ended June 30, 1998).

         10.6 Form of Indemnification Agreement between Pediatrix and each of its directors and certain executive officers (incorporated by reference to Exhibit 10.2 to Pediatrix's Form S-1 (Registration No. 33-95086)).

         10.7 Form of Non-competition and Nondisclosure Agreement (incorporated by reference to Exhibit 10.24 to Pediatrix's (Form S-1 Registration No. 33-95086)).

         10.8 Form of Exclusive Management and Administrative Services Agreement between Pediatrix and each of the PA Contractors (incorporated by reference to Exhibit 10.25 to Pediatrix's Form S-1 (Registration No. 33-95086)).

\
         10.9 Employment Agreement, dated as of January 1, 1995, as amended, between Pediatrix and Roger J. Medel, M.D. (incorporated by reference to Exhibit 10.3 to Pediatrix's Form S-1 (Registration No. 33-95086)).

         10.10 Amendment No. 2 to the employment agreement between Pediatrix and Roger J. Medel, M.D. (incorporated by reference to Exhibit
                  10.34 to Pediatrix's Quarterly Report on Form 10-Q for the period ended June 30, 1997).

         10.11 Amendment No. 3 to the Employment Agreement between Pediatrix and Roger J. Medel, M.D. (incorporated by reference to Exhibit
                  10.35 to Pediatrix's Annual Report on Form 10-K for the year ended December 31, 1998).

         10.12 Amended and Restated Employment Agreement, dated May 8, 2000, between Kristen Bratberg and Pediatrix (incorporated by reference to Exhibit 10.39 to Pediatrix's Quarterly Report on Form 10-Q for the period ended September 30, 2000).

         10.13* Amended and Restated Employment Agreement dated December 1, 2000, between M. Douglas Cunningham, M.D. and Pediatrix.

         10.14 Employment Agreement, dated January 1, 1999, between Karl B. Wagner and Pediatrix (incorporated by reference to Exhibit
                  10.38 to Pediatrix's Quarterly Report on Form 10-Q for the year ended September 30, 1999).

         10.15* Employment Agreement dated January 8, 2001, between Brian T. Gillon and Pediatrix.

         10.16* Amended and Restated Credit Agreement, dated as of November 1, 2001, among Pediatrix, certain professional contractors, Fleet Bank, Sun Trust Bank and UBS AG.

         10.17* Security Agreement dated November 1, 2000, between Pediatrix Medical Group, Inc. and Fleet National Bank, as Agent.

         10.18 Stockholders' Agreement dated as of February 14, 2001, among Pediatrix, Infant Acquisition Corp., John K. Carlyle, Cordillera Interest, Ltd., Steven K. Boyd, Ian M. Ratner, M.D., Welsh, Carson, Anderson & Stowe VII, L.P., WCAS Healthcare Partners, L.P., the persons listed on Schedule A to the Stockholders' Agreement, Leonard Hilliard, M.D., The Hilliard Family Partnership, Ltd. and Gregg C. Lund, D.O. (incorporated by reference to Exhibit 10.40 to Pediatrix's Form 8-K dated February 15, 2001).

         21.1*    Subsidiaries of Pediatrix.

         23.1*    Consent of PricewaterhouseCoopers LLP.

         23.2*    Consent of KPMG LLP.

        ---------------------------
        * Filed herewith.

(b)      REPORTS ON FORM 8-K

         None.

(c)      EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

         The index to exhibits that are listed in Item 14(a)(3) of this report and not incorporated by reference follows the "Signatures" section hereof and is incorporated herein by reference.

(d)      FINANCIAL STATEMENT SCHEDULES REQUIRED BY REGULATION S-X

         The financial statement schedule required by Regulation S-X which is excluded from the Registrant's Annual Report to Shareholders for the year ended December 31, 2000, by Rule 14a-3(b)(1) is included above. See Item 14(a)2 above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PEDIATRIX MEDICAL GROUP, INC.



Date:  March 16, 2001                    By: /s/ Roger J. Medel, M.D.
                                             --------------------------------
                                                 Roger J. Medel, M.D., M.B.A.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


             Signature                                    Title                        Date
             ---------                                    -----                        -----


/s/ ROGER J. MEDEL, M.D.                        Chairman of the Board, Chief
-----------------------------------------      Executive Officer and Director       March 16, 2001
Roger J. Medel, M.D., M.B.A.                   (principal executive officer)



/s/ KRISTEN BRATBERG                                     President                  March 16, 2001
-----------------------------------------
Kristen Bratberg



/s/ KARL B.WAGNER                              Vice President and Chief Financial
-----------------------------------------    Officer (principal financial officer   March 16, 2001
Karl B. Wagner                                 and principal accounting officer)



/s/ WALDEMAR A. CARLO, M.D.                               Director                  March 15, 2001
-----------------------------------------
Waldemar A. Carlo, M.D.



/s/ G. ERIC KNOX, M.D.                                    Director                  March 15, 2001
-----------------------------------------
G. Eric Knox, M.D.



/s/ M. DOUGLAS CUNNINGHAM, M.D.                           Director                  March 15, 2001
-----------------------------------------
M. Douglas Cunningham, M.D.



/s/ MICHAEL FERNANDEZ                                     Director                  March 16, 2001
-----------------------------------------
Michael Fernandez



/s/ CESAR L. ALVAREZ                                      Director                  March 16, 2001
-----------------------------------------
Cesar L. Alvarez

