Form 10-K405/A
period 2000-12-31
PEDIATRIX MEDICAL GROUP INC
filed 2001-04-06
CIK 893949

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A



                               (AMENDMENT NO. 1)


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

                      DOCUMENTS INCORPORATED BY REFERENCE:


         The Registrant's definitive proxy statement/prospectus filed with the Securities and Exchange Commission pursuant to Regulation 14A, with respect to the annual meeting of stockholders scheduled to be held on May 15, 2001, is incorporated by reference in Part III of this Form 10-K/A to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K/A, the document incorporated by reference is not deemed to be filed as a part hereof.


================================================================================

This Amendment No. 1 to our Annual Report on Form 10-K/A for our fiscal year ended December 31, 2000 deletes the information previously set forth under Item 10, "Directors and Executive Officers of the Registrant", Item 11, "Executive Compensation", Item 12, "Security Ownership of Certain Beneficial Owners and Management" and Item 13, "Certain Relationships and Related Transactions". The information required by such Items is hereby incorporated by reference to our definitive proxy statement/prospectus for our annual meeting of shareholders to be held on May 15, 2001, included in our registration statement on Form S-4 (No. 333-57164), as amended, filed with the Securities and Exchange Commission. This Amendment amends and restates our Annual Report in its entirety.

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

PART III ........................................................................................................54

         Item 10.   Directors and Executive Officers of the Registrant...........................................54
         Item 11.   Executive Compensation.......................................................................54
         Item 12.   Security Ownership of Certain Beneficial Owners and Management...............................54
         Item 13.   Certain Relationships and Related Transactions...............................................54

PART IV  ........................................................................................................55

         Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................55

Signatures.......................................................................................................59



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



         As of December 31, 2000, there were 15,877,815 shares of our common stock outstanding. Based on the capitalization of Pediatrix and Magella at February 28, 2001, and assuming that the merger is completed on May 15, 2001, immediately after the completion of the merger there will be approximately 22,764,529 shares of our common stock outstanding, all of which will be freely tradable without restriction, with the following exceptions:


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


         o approximately 2,254,893 shares, which are owned by Welsh, Carson, Anderson & Stowe VII, L.P. and certain of its affiliates, may not be resold without our consent until May 31, 2002, and thereafter only in accordance with any applicable volume and other restrictions under Rule 144 of the Securities Act of 1933; and



         o approximately 942,183 shares, which are owned by Welsh, Carson, Anderson & Stowe VII, L.P. and certain of its affiliates, not more than one-third of which, or approximately 314,061 shares, may be resold without our consent in any 90-day period between August 29, 2001, and May 31, 2002, pursuant to this proxy statement/prospectus or otherwise in accordance with any applicable volume and other restrictions under Rule 144 of the Securities Act of 1933.


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


         In addition, based on the capitalization of Pediatrix and Magella at February 28, 2001, and assuming that the merger is completed on May 15, 2001, immediately after the completion of the merger there will be approximately 2,438,288 shares of our common stock issuable under Magella's stock options and convertible notes.


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


------------------


(1) The Company adds new physician practices as a result of acquisitions and internal marketing activities. The increase in net patient service revenue related to acquisitions and internal marketing activities was approximately $47.5 million, $50.0 million, $49.5 million and $13.9 million for the years ended December 31, 1997, 1998, 1999 and 2000, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT





         Pursuant to instruction G(3) of the General Instructions to Form 10-K, the information required herein is incorporated by reference from the section of the Company's definitive proxy statement/prospectus titled "Management - Executive Officers and Directors", which definitive proxy statement/prospectus has been filed with the Securities and Exchange Commission.


ITEM 11. EXECUTIVE COMPENSATION




         Pursuant to instruction G(3) of the General Instructions to Form 10-K, the information required herein is incorporated by reference from the section of the Company's definitive proxy statement/prospectus titled "Executive Compensation", which definitive proxy statement/prospectus has been filed with the Securities and Exchange Commission.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT





         Pursuant to instruction G(3) of the General Instructions to Form 10-K, the information required herein is incorporated by reference from the sections of the Company's definitive proxy statement/prospectus titled "Share Ownership of Pediatrix", "Management - Meetings and Committees of Pediatrix's Board of Directors," "Management - Director Compensation" and "Management - Compensation Committee Interlocks and Insider Participation," which definitive proxy statement/prospectus has been filed with the Securities and Exchange Commission.





ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS





         Pursuant to instruction G(3) of the General Instructions to Form 10-K, the information required herein is incorporated by reference from the section of the Company's definitive proxy statement/prospectus titled "Certain Relationships and Related Transactions" which definitive proxy statement/prospectus was filed with the Securities and Exchange Commission.

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

         21.1*    Subsidiaries of Pediatrix.

         23.1+    Consent of PricewaterhouseCoopers LLP.

         23.2+    Consent of KPMG LLP.

        ---------------------------
        * Previously filed
        + Filed herewith

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

                                         PEDIATRIX MEDICAL GROUP, INC.




Date:  April 6, 2001                      By: /s/ Roger J. Medel, M.D.
                                              --------------------------------
                                                  Roger J. Medel, M.D., M.B.A.

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




             Signature                                    Title                        Date
             ---------                                    -----                        -----


/s/ ROGER J. MEDEL, M.D.                        Chairman of the Board, Chief
-----------------------------------------      Executive Officer and Director        April 6, 2001
Roger J. Medel, M.D., M.B.A.                   (principal executive officer)



/s/ KRISTEN BRATBERG                                     President                   April 6, 2001
-----------------------------------------
Kristen Bratberg



/s/ KARL B.WAGNER                                   Chief Financial Officer
-----------------------------------------        (principal financial officer        April 6, 2001
Karl B. Wagner                                 and principal accounting officer)



/s/ WALDEMAR A. CARLO, M.D.                               Director                   April 6, 2001
-----------------------------------------
Waldemar A. Carlo, M.D.



/s/ G. ERIC KNOX, M.D.                                    Director                   April 4, 2001
-----------------------------------------
G. Eric Knox, M.D.



/s/ M. DOUGLAS CUNNINGHAM, M.D.                           Director                   April 6, 2001
-----------------------------------------
M. Douglas Cunningham, M.D.



/s/ MICHAEL FERNANDEZ                                     Director                   April 6, 2001
-----------------------------------------
Michael Fernandez



/s/ CESAR L. ALVAREZ                                      Director                   April 6, 2001
-----------------------------------------
Cesar L. Alvarez

