Form 10-Q
period 2001-03-31
PEDIATRIX MEDICAL GROUP INC
filed 2001-05-11
CIK 893949

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At May 4, 2001, the Registrant had 16,076,953 shares of $0.01 par value common stock outstanding.

                          PEDIATRIX MEDICAL GROUP, INC.

                                      INDEX

                                                                                                                Page
                                                                                                                ----
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2001 (Unaudited)
  and December 31, 2000.........................................................................................  3

Condensed Consolidated Statements of Income for the Three Months Ended
  March 31, 2001 and 2000 (Unaudited)...........................................................................  4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended
  March 31, 2001 and 2000 (Unaudited)...........................................................................  5

Notes to Condensed Consolidated Financial Statements............................................................  6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................................................... 10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
        ABOUT MARKET RISK........................................................................................12


PART II - OTHER INFORMATION..................................................................................... 13

ITEM 1. LEGAL PROCEEDINGS........................................................................................13

ITEM 2. CHANGES IN SECURITIES....................................................................................14

ITEM 3. DEFAULTS UPON SENIOR SECURITIES..........................................................................14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS......................................................14

ITEM 5. OTHER INFORMATION........................................................................................14

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.........................................................................15

SIGNATURES...................................................................................................... 16


                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          PEDIATRIX MEDICAL GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                          March 31, 2001     December 31,
                                                           (Unaudited)           2000
                                                          --------------     ------------
                                                                   (in thousands)
ASSETS

Current assets:
     Cash and cash equivalents .........................     $  1,756          $  3,075
     Accounts receivable, net ..........................       67,086            69,133
     Prepaid expenses ..................................          906               831
     Other current assets ..............................          917               836
                                                             --------          --------
         Total current assets ..........................       70,665            73,875
Property and equipment, net ............................       10,024             9,629
Goodwill and other assets, net .........................      239,384           241,230
                                                             --------          --------
         Total assets ..................................     $320,073          $324,734
                                                             ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Line of credit ....................................     $ 15,800          $ 23,500
     Accounts payable and accrued expenses .............       28,260            29,878
     Income taxes payable ..............................        8,059             3,266
     Deferred income taxes .............................       10,538            15,123
                                                             --------          --------
         Total current liabilities .....................       62,657            71,767
Deferred income taxes ..................................        7,512             7,197
Deferred compensation ..................................        3,899             3,870
                                                             --------          --------
         Total liabilities .............................       74,068            82,834
                                                             --------          --------
Commitments and contingencies

Shareholders' equity:
     Preferred stock ...................................           --                --
     Common stock ......................................          159               159
     Additional paid-in capital ........................      136,041           135,540
     Retained earnings .................................      109,805           106,201
                                                             --------          --------
         Total shareholders' equity ....................      246,005           241,900
                                                             --------          --------
         Total liabilities and shareholders' equity.....     $320,073          $324,734
                                                             ========          ========


                 The accompanying notes are an integral part of
                these condensed consolidated financial statements

                          PEDIATRIX MEDICAL GROUP, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)


                                                                     Three Months Ended
                                                                          March 31,
                                                                 ---------------------------
                                                                   2001               2000
                                                                 --------           --------
                                                         (in thousands, except for per share data)

Net patient service revenue ...........................          $ 63,920           $ 59,409
Operating expenses:
   Salaries and benefits ..............................            46,480             43,303
   Supplies & other operating expenses ................             6,857              5,721
   Depreciation and amortization ......................             3,578              3,336
                                                                 --------           --------
         Total operating expenses .....................            56,915             52,360
                                                                 --------           --------

         Income from operations .......................             7,005              7,049

Investment income .....................................                73                 80
Interest expense ......................................              (525)              (987)
                                                                 --------           --------
         Income before income taxes ...................             6,553              6,142
Income tax provision ..................................             2,949              2,764
                                                                 --------           --------
     Net income .......................................          $  3,604           $  3,378
                                                                 ========           ========

Per share data:
     Net income per common and common equivalent share:

            Basic .....................................          $    .23           $    .22
                                                                 ========           ========
            Diluted ...................................          $    .22           $    .22
                                                                 ========           ========
     Weighted average shares used in
     computing net income per common and
     common equivalent share:

         Basic ........................................            15,895             15,625
                                                                 ========           ========
         Diluted ......................................            16,692             15,705
                                                                 ========           ========


                 The accompanying notes are an integral part of
                these condensed consolidated financial statements

                          PEDIATRIX MEDICAL GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                       -----------------------
                                                                                        2001            2000
                                                                                       -------         -------
                                                                                           (in thousands)

Cash flows from operating activities:
     Net income ...............................................................        $ 3,604         $ 3,378
     Adjustments to reconcile net income to net cash provided from operating activities:
         Depreciation and amortization ........................................          3,578           3,336
         Deferred income taxes ................................................         (4,270)            882
         Changes in assets and liabilities:
              Accounts receivable .............................................          2,047          (1,720)
              Prepaid expenses and other current assets .......................           (156)           (287)
              Other assets.....................................................             83            (220)
              Accounts payable and accrued expenses ...........................         (1,618)         (1,303)
              Income taxes payable ............................................          4,965           1,225
                                                                                       -------         -------
                  Net cash provided from operating activities .................          8,233           5,291
                                                                                       -------         -------
Cash flows from investing activities:
     Physician group acquisition payments .....................................           (887)         (7,639)
     Purchase of property and equipment .......................................         (1,294)         (1,099)
                                                                                       -------         -------
                  Net cash used in investing activities .......................         (2,181)         (8,738)
                                                                                       -------         -------
Cash flows from financing activities:
     (Payments) borrowings on line of credit, net .............................         (7,700)          3,750
     Payments on note payable .................................................             --             (50)
     Proceeds from issuance of common stock ...................................            329              --
                                                                                       -------         -------
                  Net cash (used in) provided from
                    financing activities ......................................         (7,371)          3,700
                                                                                       -------         -------
Net (decrease) increase in cash and cash equivalents ..........................         (1,319)            253
Cash and cash equivalents at beginning of period ..............................          3,075             825
                                                                                       -------         -------
Cash and cash equivalents at end of period ....................................        $ 1,756         $ 1,078
                                                                                       =======         =======



                 The accompanying notes are an integral part of
                these condensed consolidated financial statements

                          PEDIATRIX MEDICAL GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

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

         The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations to be expected for the year ended December 31, 2001. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A (Amendment No. 1) filed with the Securities and Exchange Commission on April 6, 2001.

2.       BUSINESS ACQUISITIONS:

         The Company accounts for acquisitions using the purchase method of accounting and the excess of cost over fair value of net assets acquired is amortized on a straight-line basis over 25 years. The results of operations of acquired practices have been included in the consolidated financial statements from the dates of acquisition.

         PEDIATRIX MEDICAL GROUP, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                   (UNAUDITED)

3.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

         Accounts payable and accrued expenses consist of the following:

                                                     March 31,     December 31,
                                                       2001           2000
                                                     ---------     ------------
                                                         (in thousands)

       Accounts payable ......................        $11,582        $ 9,662
       Accrued salaries and bonuses ..........          2,830          6,960
       Accrued payroll taxes and benefits ....          3,542          4,315
       Accrued professional liability
         coverage.............................          7,077          5,888
       Other accrued expenses ................          3,229          3,053
                                                      -------        -------
                                                      $28,260        $29,878
                                                      =======        =======

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

5.       CONTINGENCIES:

         In February 1999, several federal securities law class actions were commenced against the Company and three of its principal officers in United States District Court for the Southern District of Florida. The plaintiffs purport to represent a class of all open market purchasers of the Company's common stock between March 31, 1997, and various dates through and including April 2, 1999. They claim that during that period, the Company violated the antifraud provisions of the federal securities laws by issuing false and misleading statements concerning its billing practices and results of operations. The plaintiffs seek damages in an undetermined amount based on the alleged decline in the value of the common stock after the Company, in early April 1999, disclosed the initiation of inquiries by state investigators into its billing practices. The plaintiff class has been certified, and the case is now in the discovery stage. No trial date has been set, but the court has set a pre-trial conference for August 17, 2001. Under the local rules, all pre-trial activities, including discovery and motions for summary judgment, must be completed before that date, and trial may be set for anytime thereafter. Also pursuant to the local rules, the parties have agreed to engage in a mediation, but to date those efforts have been unsuccessful. Although the Company continues to believe that the claims are without merit and intends to defend them vigorously, if the Company is unsuccessful in defending class action lawsuits that have been brought against it, damages awarded could exceed the limits of the Company's insurance coverage and have a material adverse effect on the Company's financial condition, results of operations and liquidity.

         PEDIATRIX MEDICAL GROUP, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                   (UNAUDITED)

5.       CONTINGENCIES, CONTINUED:

         In April 1999, the Company received requests, and in one case a subpoena, from investigators in Arizona, Colorado and Florida for information related to its billing practices for services reimbursed by the Medicaid programs in these states and the Tricare program for military dependents. On May 25, 2000, the Company entered into a settlement agreement with the Office of the Attorney General for the State of Florida, pursuant to which the Company paid the State of Florida $40,000 to settle any claims regarding the receipt of overpayments from the Florida Medicaid program from January 7, 1997 through the effective date of the settlement agreement. On August 28, 2000, the Company entered into a settlement agreement with the State of Arizona's Medicaid Agency, pursuant to which the Company paid the State of Arizona $220,000 in settlement of potential claims regarding payments received by the Company and its affiliated physicians and physician practices from the Arizona Medicaid program for neonatal, newborn and pediatric services provided over a ten-year period, from January 1, 1990 through the effective date of the settlement agreement. Additionally, the Company reimbursed the State of Arizona for costs related to its investigation.

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

         During the ordinary course of business, the Company has become a party to pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice and are generally covered by insurance. These lawsuits are not expected to result in judgments which would exceed professional liability insurance coverage, and therefore are not expected to have a material impact on the Company's financial position, results of operations or liquidity, notwithstanding any possible lack of insurance recovery.

6.       MERGER AGREEMENT

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

         This merger will be accounted for using the purchase method of accounting. The purchase price to be allocated, including direct transaction costs, is approximately $164.3 million. Pediatrix anticipates that the transaction will close on May 15, 2001.

         In the event that the merger is not consummated, the Company may be liable for certain termination fees in accordance with the merger agreement.

7.       SUBSEQUENT EVENTS:

         Subsequent to March 31, 2001, the Company completed the acquisition of two physician group practices. Total consideration for these acquisitions approximated $15.9 million in cash. The acquisitions will be accounted for using the purchase method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 2001 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         We reported net patient service revenue of $63.9 million for the three months ended March 31, 2001, as compared with $59.4 million for the same period in 2000, a growth rate of 7.6%. Of this $4.5 million increase, $1.9 million, or 42.2%, was attributable to new units, including units at which we provide services as a result of acquisitions. Same unit patient service revenue increased approximately $2.6 million, or 4.5%, for the three months ended March 31, 2001. The increase in same unit patient service revenue is primarily the result of a higher acuity level of patient service billed in the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Same units are those units at which we provided services for the entire current period and the entire comparable prior period.

         Salaries and benefits increased $3.2 million, or 7.3%, to $46.5 million for the three months ended March 31, 2001, as compared with $43.3 million for the same period in 2000. Of this increase, $1.6 million, or 50.0%, was attributable to hiring new physicians and other clinical staff and to support new unit growth and volume growth at existing units. The remaining $1.6 million was primarily attributable to an increase in resources for: (i) billing and collections as we continued our regionalization of collection activities; (ii) administrative support at the practice level; and (iii) information services for the development and support of clinical and operational systems. Supplies and other operating expenses increased $1.2 million, or 19.9%, to $6.9 million for the three months ended March 31, 2001, as compared with $5.7 million for the same period in 2000. The increase was primarily the result of additional rent expense and increased costs related to our regional collection offices. Depreciation and amortization expense increased by approximately $242,000, or 7.3%, to $3.6 million for the three months ended March 31, 2001, as compared with $3.3 million for the same period in 2000, primarily as a result of depreciation on fixed asset additions and amortization of goodwill in connection with acquisitions made during 2000.

         Income from operations decreased approximately $44,000 to approximately $7.0 million for the three months ended March 31, 2001 as compared to the same period in 2000.

         We recorded net interest expense of approximately $452,000 for the three months ended March 31, 2001, as compared with net interest expense of approximately $907,000 for the same period in 2000. The decrease in interest expense in 2001 is primarily due to the reduction of our line of credit.

         The effective income tax rate was approximately 45.0% for the three months ended March 31, 2001 and 2000.

         Net income increased 6.7% to approximately $3.6 million for the three months ended March 31, 2001, as compared to $3.4 million for the same period in 2000. Diluted net income per common and common equivalent share remained consistent at 22 cents for the three months ended March 31, 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001, we had working capital of approximately $8.0 million, an increase of $5.9 million from working capital of $2.1 million at December 31, 2000.

         During 2000, we refinanced our $75 million line of credit, which matured on September 30, 2000, with an amended and restated credit agreement in the amount of $75 million. At our option, the credit agreement (the "Line of Credit") bears interest at LIBOR plus 2.0% or prime. The Line of Credit is collateralized by substantially all the assets of Pediatrix, its subsidiaries and its affiliated practices, and matures on September 30, 2001. We had $15.8 million outstanding under the Line of Credit at March 31, 2001 as compared to $23.5 million at December 31, 2000. We are required to maintain certain financial covenants. We are in compliance with such financial covenants at March 31, 2001.

         We are currently evaluating several options to obtain financing beyond the current maturity of the Line of Credit. However, there can be no assurance that we will be able to obtain financing in amounts and on terms substantially similar to the Line of Credit on or prior to September 30, 2001.

         Our capital expenditures have typically been for computer hardware and software and for furniture, equipment and improvements at the corporate headquarters. During the three months ended March 31, 2001, capital expenditures amounted to approximately $1.3 million.

         Provided that we are able to secure financing in amounts similar to those currently available under the Line of Credit, we anticipate that funds generated from operations, together with cash on hand, and funds available under such financing will be sufficient to meet our working capital requirements and finance required capital expenditures for at least the next 12 months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our Line of Credit and certain operating lease agreements are subject to market risk from interest rate changes. The total amount available under the Line of Credit is $75 million. At our option, the Line of Credit bears interest at either LIBOR plus 2% or prime. The leases bear interest at LIBOR-based variable rates. The outstanding principal balance on the Line of Credit is $15.8 million at March 31, 2001. The outstanding balances related to the operating leases totaled approximately $17.2 million at March 31, 2001. Considering the total outstanding balances under these instruments at March 31, 2001 of approximately $33.0 million, a 1% change in interest rates would result in an impact to pre-tax earnings of approximately $330,000 per year.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  In February 1999, several federal securities law class actions were commenced against us and three of our principal officers in United States District Court for the Southern District of Florida. The plaintiffs purport to represent a class of all open market purchasers of our common stock between March 31, 1997, and various dates through and including April 2, 1999. They claim that during that period, we violated the antifraud provisions of the federal securities laws by issuing false and misleading statements concerning our billing practices and results of operations. The plaintiffs seek damages in an undetermined amount based on the alleged decline in the value of the common stock after we, in early April 1999, disclosed the initiation of inquiries by state investigators into our billing practices. The plaintiff class has been certified, and the case is now in the discovery stage. No trial date has been set, but the court has set a pre-trial conference for August 17, 2001. Under the local rules, all pre-trial activities, including discovery and motions for summary judgment, must be completed before that date, and trial may be set for anytime thereafter. Also pursuant to the local rules, the parties have agreed to engage in a mediation, but to date those efforts have been unsuccessful. Although we continue to believe that the claims are without merit and intend to defend them vigorously, if we are unsuccessful in defending class action lawsuits that have been brought against us, damages awarded could exceed the limits of our insurance coverage and have a material adverse effect on our financial condition, results of operations, and liquidity.

                  In April 1999, we received requests, and in one case a subpoena, from investigators in Arizona, Colorado and Florida for information related to our billing practices for services reimbursed by the Medicaid programs in these states and the Tricare program for military dependents. On May 25, 2000, we entered into a settlement agreement with the Office of the Attorney General for the State of Florida, pursuant to which we paid the State of Florida $40,000 to settle any claims regarding the receipt of overpayments from the Florida Medicaid program from January 7, 1997 through the effective date of the settlement agreement. On August 28, 2000, we entered into a settlement agreement with the State of Arizona's Medicaid Agency, pursuant to which we paid the State of Arizona $220,000 in settlement of potential claims regarding payments received by Pediatrix and its affiliated physicians and physician practices from the Arizona Medicaid program for neonatal, newborn and pediatric services provided over a ten-year period, from January 1, 1990 through the effective date of the settlement agreement. Additionally, we reimbursed the State of Arizona for costs related to its investigation.

                  The Florida and Arizona settlement agreements both stated that the investigations conducted by those states revealed a potential overpayment, but no intentional fraud, and that any overpayment was due to a lack of clarity in the relevant billing codes. Although we believe that the resolution of the Florida and Arizona investigations on these terms supports the propriety of our billing practices, the investigation in Colorado is ongoing and these matters have prompted inquiries by Medicaid officials in other states. We cannot predict whether the Colorado investigation or any other inquiries will have a material adverse effect on our business, financial condition and results of operations.

PEDIATRIX MEDICAL GROUP, INC.
PART II - OTHER INFORMATION - (CONTINUED)


ITEM 1.  LEGAL PROCEEDINGS (CONTINUED):

                  We further believe that billing audits, inquiries and investigations from government agencies will continue to occur in the ordinary course of business and in the healthcare services industry in general and from time to time, we may be subject to additional billing audits and inquiries by government and other payors.

                  During the ordinary course of business, we have become a party to pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice and are generally covered by insurance. These lawsuits are not expected to result in judgments which would exceed professional liability insurance coverage, and therefore are not expected to have a material impact on our financial position, results of operations or liquidity, notwithstanding any possible lack of insurance recovery.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

                  This quarterly report contains statements which, to the extent they are not historical fact, constitute "forward looking statements" under the securities laws. All forward looking statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by or in such forward looking statements. The forward looking statements in this document are intended to be subject to the safe harbor protection provided under the securities laws.

                  Our shareholders should also be aware that while we do, at various times, communicate with securities analysts, it is against our policies to disclose to such analysts any material non-public information or other confidential information. Accordingly, our shareholders should not assume that we agree with all statements or reports issued by such analysts. To the extent statements or reports issued by analysts contain projections, forecasts or opinions by such analysts about us, such reports and statements are not our responsibility.

                  For additional information identifying certain other important factors which may affect our operations and could cause actual results to vary materially from those anticipated in the forward looking statements, see our Securities and Exchange Commission filings, including but not limited to, the discussion included in the Business section of our Form 10-K/A (Amendment No. 1) under the heading "Risk Factors".

PEDIATRIX MEDICAL GROUP, INC.
PART II - OTHER INFORMATION - (CONTINUED)


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)      Exhibits

                    10.19 Employment Agreement dated January 1, 2001, between Roger J. Medel, M.D., M.B.A. and Pediatrix Medical Group, Inc.

                    10.20  Amended and Restated Credit Agreement (Amendment
                           No. 1), dated as of April 30, 2001, among Pediatrix, certain professional contractors, Fleet Bank, Sun Trust Bank and UBS AG.

                    11.1   Statement Re: Computation of Per Share Earnings.

           (b)      Reports on Form 8-K

                    (i) Form 8-K, filed February 15, 2001, reporting Item 5 (Other Events) related to the Company's Agreement and Plan of Merger with Magella Healthcare Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PEDIATRIX MEDICAL GROUP, INC.



Date:  May 11, 2001                   By: /s/ Roger J. Medel, M.D.
                                          --------------------------------------
                                          Roger J. Medel, Chairman of the Board,
                                          Chief Executive Officer and Director
                                          (principal executive officer)




Date:  May 11, 2001                   By: /s/ Karl B. Wagner
                                          --------------------------------------
                                          Karl B. Wagner, Chief Financial
                                          Officer (principal financial
                                          and accounting officer)