Form 10-Q
period 2001-06-30
PEDIATRIX MEDICAL GROUP INC
filed 2001-08-14
CIK 893949

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At August 7, 2001, the Registrant had 23,640,542 shares of $0.01 par value common stock outstanding.

                          PEDIATRIX MEDICAL GROUP, INC.

                                      INDEX

                                                                                                               Page
                                                                                                               ----
PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 2001 (Unaudited)
  and December 31, 2000.........................................................................................3

Condensed Consolidated Statements of Operations for the Three and Six Months Ended
  June 30, 2001 and 2000 (Unaudited)............................................................................4

Condensed Consolidated Statement of Shareholders' Equity as of
  June 30, 2001 (Unaudited).....................................................................................5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended
  June 30, 2001 and 2000 (Unaudited)............................................................................6

Notes to Condensed Consolidated Financial Statements............................................................7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................................................11

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................15

PART II - OTHER INFORMATION....................................................................................16

ITEM 1.       LEGAL PROCEEDINGS................................................................................16

ITEM 2.       CHANGES IN SECURITIES............................................................................17

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES..................................................................17

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS..............................................17

ITEM 5.       OTHER INFORMATION................................................................................19

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.................................................................19

SIGNATURES.....................................................................................................20


                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          PEDIATRIX MEDICAL GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                           June 30, 2001      December 31,
                                                            (Unaudited)          2000
                                                           --------------     ------------
                                                                  (in thousands)
ASSETS
Current assets:
     Cash and cash equivalents .....................          $  4,440          $  3,075
     Accounts receivable, net ......................            71,356            69,133
     Prepaid expenses ..............................             1,457               831
     Other current assets ..........................             1,412               836
                                                              --------          --------
         Total current assets ......................            78,665            73,875
Property and equipment, net ........................            13,738             9,629
Goodwill and other assets, net .....................           454,513           241,230
                                                              --------          --------
         Total assets ..............................          $546,916          $324,734
                                                              ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Line of credit ................................          $ 41,500          $ 23,500
     Current portion of capital lease obligations ..               227                --
     Accounts payable and accrued expenses .........            45,034            29,878
     Income taxes payable ..........................             4,122             3,266
     Deferred income taxes .........................               379            15,123
                                                              --------          --------
         Total current liabilities .................            91,262            71,767
Long-term debt .....................................            12,792                --
Deferred income taxes ..............................             9,433             7,197
Capital lease obligations ..........................               424                --
Deferred compensation ..............................             3,683             3,870
                                                              --------          --------
             Total liabilities .....................           117,594            82,834
                                                              --------          --------
Commitments and contingencies

Shareholders' equity:
     Preferred stock ...............................                --                --
     Common stock ..................................               236               159
     Additional paid-in capital ....................           312,924           135,540
     Retained earnings .............................           116,162           106,201
                                                              --------          --------
         Total shareholders' equity ................           429,322           241,900
                                                              --------          --------
         Total liabilities and shareholders' equity           $546,916          $324,734
                                                              ========          ========



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                          PEDIATRIX MEDICAL GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                        Three Months Ended                 Six Months Ended
                                                              June 30,                           June 30,
                                                    ---------------------------         ---------------------------
                                                      2001              2000              2001              2000
                                                    ---------         ---------         ---------         ---------
                                                             (in thousands, except for per share data)
Net patient service revenue ................        $  83,137         $  55,178         $ 147,056         $ 114,587
Operating expenses:
   Salaries and benefits ...................           56,746            44,238           103,226            87,541
   Supplies & other operating expenses .....            8,819             6,677            15,676            12,398
   Depreciation and amortization ...........            5,103             3,435             8,681             6,771
                                                    ---------         ---------         ---------         ---------
         Total operating expenses ..........           70,668            54,350           127,583           106,710
                                                    ---------         ---------         ---------         ---------

         Income from operations ............           12,469               828            19,473             7,877

Investment income ..........................               73                74               146               154
Interest expense ...........................             (788)           (1,015)           (1,313)           (2,002)
                                                    ---------         ---------         ---------         ---------
     Income (loss) before income taxes .....           11,754              (113)           18,306             6,029
Income tax provision .......................            5,397               178             8,345             2,942
                                                    ---------         ---------         ---------         ---------

     Net income (loss) .....................        $   6,357         $    (291)        $   9,961         $   3,087
                                                    =========         =========         =========         =========

Per share data:
     Net income (loss) per common and common
       equivalent share:
         Basic .............................        $     .32         $    (.02)        $     .56         $     .20
                                                    =========         =========         =========         =========

         Diluted ...........................        $     .30         $    (.02)        $     .53         $     .20
                                                    =========         =========         =========         =========

     Weighted average shares used in
       computing net income (loss) per
       common and common equivalent share:
         Basic .............................           19,925            15,778            17,921            15,702
                                                    =========         =========         =========         =========

         Diluted ...........................           21,292            15,778            19,010            15,806
                                                    =========         =========         =========         =========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                         PEDIATRIX MEDICAL GROUP, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                  (UNAUDITED)

                                             COMMON STOCK
                                         --------------------        ADDITIONAL                        TOTAL
                                         NUMBER OF                    PAID IN         RETAINED      SHAREHOLDERS'
                                          SHARES       AMOUNT         CAPITAL         EARNINGS         EQUITY
                                         ---------     ------        ----------       --------      -------------
                                                                   (in thousands)
Balance at December 31, 2000........        15,878       $159          $135,540       $106,201         $241,900

Net income..........................            --         --                --          9,961            9,961
Common stock issued in connection
  with the Merger...................         7,293         73           152,417             --          152,490
Fair value of stock options assumed
  in the Merger.....................            --         --            18,932             --           18,932
Common stock issued under employee
  stock option and stock purchase
  plans.............................           376          4             3,259             --            3,263
Tax benefit related to employee
  stock options and stock purchase
  plans.............................            --         --             2,776             --            2,776
                                         ---------     ------        ----------       --------      -------------
Balance at June 30, 2001............        23,547       $236          $312,924       $116,162         $429,322
                                         =========     ======        ==========       ========      =============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          PEDIATRIX MEDICAL GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                   ---------------------------
                                                                                     2001               2000
                                                                                   --------           --------
                                                                                         (in thousands)
Cash flows from operating activities:
     Net income .........................................................          $  9,961           $  3,087
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization ..................................             8,681              6,771
         Deferred income taxes ..........................................            (3,814)               507
         Changes in assets and liabilities, net of acquisitions:
              Accounts receivable .......................................            10,171              1,359
              Prepaid expenses and other current assets .................              (598)              (216)
              Other assets ..............................................               473               (252)
              Accounts payable and accrued expenses .....................             2,381              2,141
              Income taxes ..............................................             1,395             (2,924)
                                                                                   --------           --------
                  Net cash provided from operating activities ...........            28,650             10,473
                                                                                   --------           --------
Cash flows used in investing activities:
     Physician group acquisition payments ...............................           (19,462)            (8,088)
     Purchase of property and equipment .................................            (3,240)            (2,147)
                                                                                   --------           --------
                  Net cash used in investing activities .................           (22,702)           (10,235)
                                                                                   --------           --------
Cash flows from financing activities:
     Borrowings on line of credit, net ..................................            (5,400)              (693)
     Payments on long-term debt and note payable ........................            (2,446)              (100)
     Proceeds from issuance of common stock .............................             3,263                927
                                                                                   --------           --------
                  Net cash (used in) provided from financing activities .            (4,583)               134
                                                                                   --------           --------
Net increase in cash and cash equivalents ...............................             1,365                372
Cash and cash equivalents at beginning of period ........................             3,075                825
                                                                                   --------           --------
Cash and cash equivalents at end of period ..............................          $  4,440           $  1,197
                                                                                   ========           ========



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                          PEDIATRIX MEDICAL GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001

                                   (UNAUDITED)

1.       BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements of Pediatrix Medical Group, Inc. (the "Company" or "Pediatrix") presented herein do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments and the adjustment to the contractual allowance which is further described in
         Note 4, necessary for a fair presentation of the results of interim periods.

         The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results of operations to be expected for the year ended December 31, 2001. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A (Amendment No. 1) filed with the Securities and Exchange Commission on April 6, 2001.

2.       ACCOUNTING PRONOUNCEMENTS:

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("FAS 141"), "Business Combinations," and No. 142 ("FAS 142") "Goodwill and Other Intangible Assets." FAS 141 (i) requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; (ii) establishes specific criteria for the recognition of intangible assets separately from goodwill; and (iii) requires unallocated negative goodwill to be written off. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. FAS 141 is effective for all business combinations initiated after June 30, 2001 and FAS 142 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of the adoption of these statements.

3.       BUSINESS ACQUISITIONS:

         On May 15, 2001, the Company completed a merger (the "Merger") with Magella Healthcare Corporation ("Magella"). The total purchase price for Magella was allocated as follows (in thousands):


         (i)      Fair value of Pediatrix common stock issued for the outstanding common and nonvoting common stock of Magella (approximately 7.3
                  million shares)..........................................................    $152,490

         (ii)     Fair value of Magella options (approximately 1.4 million shares of
                  Pediatrix common stock to be issued upon exercise).......................      18,932

         (iii)    Estimated direct transaction costs.......................................       2,154
                                                                                               --------
                           Total purchase price............................................    $173,576
                                                                                               ========

         In connection with the Merger, the Company recorded assets totaling approximately $126.1 million, assumed liabilities of approximately $59.2 million and recorded goodwill of approximately $106.7 million.

         In addition to the Merger, the Company completed the acquisition of three physician group practices during the six months ended June 30, 2001. Total consideration for the acquisitions approximated $16.5 million in cash.

         The Company has accounted for the Merger and the acquisitions using the purchase method of accounting and the excess of cost over fair value of net assets acquired is being amortized on a

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                   (UNAUDITED)

3.       BUSINESS ACQUISITIONS, CONTINUED:

         straight-line basis over 25 years. The results of operations of Magella and the acquired practices have been included in the consolidated financial statements from the dates of acquisition.

         The following unaudited pro forma information combines the consolidated results of operations of the Company, Magella and the physician group practices acquired during 2000 and 2001 as if the transactions had occurred on January 1, 2000:


                                                                  Six Months Ended
                                                                      June 30,
                                                         -----------------------------------
                                                             2001                   2000
                                                         ------------            -----------
                                                        (in thousands, except for per share data)
         Net patient service revenue                     $     186,670           $    155,974
         Net income                                             15,520                  7,470
         Net income per share:
           Basic                                                   .68                    .34
           Diluted                                                 .62                    .31

         The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

4.       ALLOWANCE FOR CONTRACTUAL ADJUSTMENTS AND UNCOLLECTIBLE ACCOUNTS:

         During the three months ended June 30, 2000, the Company recorded a change in its estimate of the allowance for contractual adjustments and uncollectible accounts. As a result of the change, the Company increased its reserve by $6.5 million. Such amount has been recorded as a reduction of revenue during the three months ended June 30, 2000.

5.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

         Accounts payable and accrued expenses consist of the following:

                                                  June 30,       December 31,
                                                   2001              2000
                                                  --------         -------
                                                       (in thousands)

       Accounts payable ......................    $10,822          $ 9,662
       Accrued salaries and bonuses ..........     10,030            6,960
       Accrued payroll taxes and benefits ....      4,556            4,315
       Accrued professional liability coverage     12,185            5,888
       Other accrued expenses ................      7,441            3,053
                                                  -------          -------
                                                  $45,034          $29,878
                                                  =======          =======

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                  (UNAUDITED)

6.       LONG-TERM DEBT:

         In connection with the Merger, the Company assumed certain convertible subordinated notes ("Convertible Notes"). At June 30, 2001, the total outstanding principal on the Convertible Notes is approximately $12.8 million. The Convertible Notes are convertible into approximately 573,000 shares of the Company's common stock at the option of the holder at stated amounts ranging from $16.25 to $26.00, bear interest at rates ranging from 5% to 6% and require varying periodic interest payments. The Company has the right to force the holders of the Convertible Notes to convert the notes to common stock when the share price of the Company's common stock trades at a specified price ranging from $32.50 to $39.00 over a 90 day trading period. Scheduled future maturities at June 30, 2001 are as follows (in thousands):

                    2004......................             $ 12,000
                    2005.......................                 375
                    2006......................                  417
                                                           --------
                                                           $ 12,792
                                                           ========
7.       NET INCOME PER SHARE:

         Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of the dilutive effect of shares to be issued upon the conversion of convertible subordinated debt and outstanding options calculated using the treasury stock method.

         For the three and six months ended June 30, 2001, the calculation of diluted net income per share excludes the after-tax impact of interest expense related to the Convertible Notes. For the three months ended June 30, 2000, the calculation of diluted net income per share excludes the antidilutive effect of outstanding options on weighted average common shares.

8.       CONTINGENCIES:

         In February 1999, several federal securities law class actions were commenced against the Company and three of its principal officers in United States District Court for the Southern District of Florida. The plaintiffs purport to represent a class of all open market purchasers of the Company's common stock between March 31, 1997, and various dates through and including April 2, 1999. They claim that during that period, the Company violated the antifraud provisions of the federal securities laws by issuing false and misleading statements concerning its billing practices and results of operations. The plaintiffs seek damages in an undetermined amount based on the alleged decline in the value of the common stock after the Company, in early April 1999, disclosed the initiation of inquiries by state investigators into its billing practices. The plaintiff class has been certified, and the case is now in the discovery stage. No trial date has been set, but the court has set a pre-trial conference for September 14, 2001. Under the local rules, all pre-trial activities, including discovery and motions for summary judgment, must be completed before that date, and trial may be set for anytime thereafter. Also pursuant to the local rules, the parties have agreed to engage in a mediation, but to date those efforts have been unsuccessful. Although the Company continues to believe that the claims are without merit and intends to defend them vigorously, if the Company is unsuccessful in defending the class action lawsuits that have been brought against it, damages awarded could exceed the limits of the Company's insurance coverage and have a material adverse effect on the Company's financial condition, results of operations and liquidity.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                  (UNAUDITED)

8.       CONTINGENCIES, CONTINUED:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         On May 15, 2001, we completed the merger with Magella, and accordingly, we have included Magella's results of operations commencing on the effective date in the results of operations for the three and six month periods ended June 30, 2001.

         THREE MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

         We reported net patient service revenue of $83.1 million for the three months ended June 30, 2001, as compared with $55.2 million for the same period in 2000, a growth rate of 50.7%. Net patient service revenue for the three months ended June 30, 2000 includes a charge of $6.5 million to increase the allowance for contractual adjustments and uncollectible accounts as of June 30, 2000. This charge was attributable to management's continuous assessment of accounts receivable which was revised to reflect the changes occurring in our collection rates. Excluding the $6.5 million charge, net patient service revenue increased by $21.5 million for the three months ended June 30, 2001 as compared to the same period in 2000. Of this $21.5 million increase, $18.1 million, or 84.2%, was attributable to new units, including units at which we provide services as a result of acquisitions. Same unit patient service revenue increased approximately $3.4 million, or 5.6%, for the three months ended June 30, 2001. The increase in same unit patient service revenue is primarily the result of a higher acuity level of patient service billed in the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Same units are those units at which we provided services for the entire current period and the entire comparable period.

         Salaries and benefits increased $12.5 million, or 28.3%, to $56.7 million for the three months ended June 30, 2001 as compared with $44.2 million for the same period in 2000. Of this $12.5 million increase, $10.6 million, or 84.8%, was attributable to physicians, clinical staff and support staff added as a result of the Magella merger and physicians and clinical staff related to other acquisitions. The remaining $1.9 million was primarily attributable to an increase in resources for: (i) billing and collections as a result of our continued regionalization of collection activities; and (ii) information services for the development and support of clinical and operational systems. Supplies and other operating expenses increased $2.1 million, or 32.1%, to $8.8 million for the three months ended June 30, 2001, as compared with $6.7 million for the same period in 2000. Of this $2.1 million increase, approximately $1.2 million was attributable to increased costs related to the Magella merger. The remaining $.9 million was primarily attributable to additional rent expense and other costs related to the continued expansion of our regional collection offices. Depreciation and amortization expense increased by approximately $1.7 million, or 48.6%, to $5.1 million for the three months ended June 30, 2001, as compared with $3.4 million for the same period in 2000, primarily as a result of amortization of goodwill in connection with the Magella merger and other acquisitions.

         Income from operations increased approximately $11.6 million to approximately $12.5 million for the three months ended June 30, 2001, as compared with approximately $828,000 for the same period in 2000. Excluding the $6.5 million charge to revenue in the 2000 period, income from operations increased $5.1 million or 70.1%.

         We recorded net interest expense of approximately $715,000 for the three months ended June 30, 2001, as compared with net interest expense of approximately $941,000 for the same period in 2000. The decrease in interest expense in 2001 is primarily due to a net reduction in the average balance outstanding under our line of credit.

         Our effective income tax rate was approximately 45.9% for the three months ended June 30, 2001. During the three months ended June 30, 2000, we recorded a tax provision of $178,000 in order to reflect a significant increase in the estimated effective tax rate for the second quarter of 2000. The increase in the tax rate was primarily due to the change in our estimated annual income before taxes as a result of the $6.5 million charge to revenue recorded during the second quarter of 2000. Excluding the charge, our effective tax rate for the three months ended June 30, 2000 would have been 46%.

         Net income increased to approximately $6.4 million for the three months ended June 30, 2001, as compared to a net loss $291,000 for the same period in 2000. Excluding the after-tax impact of the $6.5 million charge from June 30, 2000 results, net income increased by approximately $3.0 million to $6.4 million for the three months ended June 30, 2001 as compared to $3.4 million for the same period in 2000.

         Diluted net income per common and common equivalent share was 30 cents on weighted average shares of 21.3 million for the three months ended June 30, 2001, as compared to a loss of 2 cents on weighted average shares of 15.8 million for the same period in 2000. Excluding the impact of the $6.5 million charge, diluted net income per common and common equivalent share increased 8 cents to 30 cents on weighted average shares of 21.3 million for the three months ended June 30, 2001 from 22 cents on weighted average shares of 15.8 million for the same period in 2000. The significant increase in the weighted average shares outstanding is due to: (i) the shares issued in the Magella transaction which were outstanding from May 15, 2001; (ii) the dilutive effect of convertible notes and stock options assumed in the Magella transaction; and
(iii) an increase in our stock price.

         SIX MONTHS ENDED JUNE 30, 2001 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

         We reported net patient service revenue of $147.1 million for the six months ended June 30, 2001, as compared with $114.6 million for the same period in 2000. Net patient service revenue for the six months ended June 30, 2000 includes a charge of $6.5 million to increase the allowance for contractual adjustments and uncollectible accounts as of June 30, 2000. Excluding the $6.5 million charge, net patient service revenue increased by $26.0 million for the six months ended June 30, 2001. Of this $26.0 million net increase, $20.1 million, or 77.3%, was attributable to new units at which we provide services as a result of acquisitions. Same unit patient service revenue increased approximately $5.9 million, or 5.0%, for the six months ended June 30, 2001. The increase in same unit patient service revenue is primarily the result of a higher acuity level of patient service billed and volume increases in the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Same units are those units at which we provided services for the entire current period and the entire comparable period.

         Salaries and benefits increased $15.7 million, or 17.9%, to $103.2 million for the six months ended June 30, 2001, as compared with $87.5 million for the same period in 2000. Of this $15.7 million increase, $12.2 million, or 77.7%, was attributable to physicians, clinical staff and support staff added as a result of the Magella merger and physicians and clinical staff related to other acquisitions. The remaining $3.5 million is primarily attributable to an increase in resources for: (i) billing and collections as a result of our continued regionalization of collection activities; and (ii) information services for the development and support of clinical and operational systems. Supplies and other operating expenses increased $3.3 million, or 26.4%, to $15.7 million for the six months ended June 30, 2001, as compared with $12.4 million for the same period in 2000. Of this $3.3 million increase, approximately $1.2 million was attributable to increased costs related to the Magella merger. The remaining $2.1 million was primarily attributable to additional rent expense and other costs related to the continued expansion of our regional collection offices. Depreciation and amortization expense increased by approximately $1.9 million, or 28.2%, to $8.7 million for the six months ended June 30, 2001, as compared with $6.8 million for the same period in 2000, primarily as a result of amortization of goodwill related to the Magella merger and other acquisitions.

         Income from operations increased approximately $11.6 million, or 147.2%, to approximately $19.5 million for the six months ended June 30, 2001 as compared with $7.9 million for the same period in 2000. Excluding the $6.5 million charge to revenue in the 2000 period, income from operations increased $5.1 million.

         We recorded net interest expense of approximately $1.2 million for the six months ended June 30, 2001, as compared with net interest expense of approximately $1.8 million for the same period in 2000. The decrease in interest expense in 2001 is primarily the result of a net reduction in the average balance outstanding under our line of credit.

         Our effective income tax rate was approximately 45.6% and 48.8% for the six months ended June 30, 2001 and June 30, 2000, respectively. Excluding the charge, our effective tax rate for the six months ended June 30, 2000 would have been 45.5%. The increase in the tax rate for the six months ended June 30, 2000 is primarily due to the change in our estimated annual income before taxes as a result of the charge.

         The Company reported net income of approximately $10.0 million for the six months ended June 30, 2001. Excluding the impact of the $6.5 million charge, net income increased by $3.1 million, or 45.9%, for the six months ended June 30, 2001, as compared to the same period in 2000.

         Diluted net income per common and common equivalent share was 53 cents on weighted average shares of 19.0 million for the six months ended June 30, 2001, as compared to 20 cents on weighted average shares of 15.8 million for the same period in 2000. Excluding the impact of the $6.5 million charge at June 30, 2000, diluted net income per common and common equivalent share increased 10 cents to 53 cents on weighted average shares of 19.0 million for the six months ended June 30, 2001 as compared to 43 cents on weighted average shares of 15.8 million for the same period in 2000. The significant increase in the weighted average shares outstanding is due to: (i) the shares issued in the Magella transaction which were outstanding from May 15, 2001; (ii) the dilutive effect of convertible notes and stock options assumed in the Magella transaction; and
(iii) an increase in our stock price.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2001, we had a working capital deficit of approximately $12.6 million, a change of $14.7 million from working capital of $2.1 million at December 31, 2000. The working capital deficit is due to the classification of our line of credit as current at June 30, 2001. Excluding the amount due under the line of credit, working capital increased by approximately $3.3 million.

         During 2000, we refinanced our $75 million line of credit, which matured on September 30, 2000, with an amended and restated credit agreement in the amount of $75 million. At our option, the credit agreement (the "Line of Credit") bears interest at LIBOR plus 2.0% or prime. The Line of Credit is collateralized by substantially all of our assets and matures on September 30, 2001. We are required to maintain certain financial covenants and are in compliance with such financial covenants at June 30, 2001. We had $41.5 million outstanding under the Line of Credit at June 30, 2001 as compared to $23.5 million at December 31, 2000. This increase is primarily due to the repayment of certain debt assumed in the merger with Magella and borrowings required for the acquisition of physician groups.

         We are currently negotiating to obtain financing beyond the current maturity of the Line of Credit. However, there can be no assurance that we will be able to obtain financing in amounts and on terms substantially similar to the Line of Credit on or prior to September 30, 2001.

         Our capital expenditures have typically been for computer hardware and software and for medical equipment at our outpatient offices. During the six months ended June 30, 2001, capital expenditures amounted to approximately $3.2 million.

         Provided that we are able to secure financing in amounts similar to those currently available under the Line of Credit, we anticipate that funds generated from operations, together with cash on hand, and funds available under such financing will be sufficient to meet our working capital requirements and finance required capital expenditures for at least the next 12 months.

ACCOUNTING MATTERS

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("FAS 141"), "Business Combinations," and No. 142 ("FAS 142") "Goodwill and Other Intangible Assets." FAS 141 (i) requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; (ii) establishes specific criteria for the recognition of intangible assets separately from goodwill; and
(iii) requires unallocated negative goodwill to be written off. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. FAS 141 is effective for all business combinations initiated after June 30, 2001 and FAS 142 is effective for fiscal years beginning after December 15, 2001. We are currently assessing the impact of the adoption of these statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our Line of Credit and certain operating lease agreements are subject to market risk from interest rate changes. The total amount available under the Line of Credit is $75 million. At our option, the Line of Credit bears interest at either LIBOR plus 2% or prime. The leases bear interest at LIBOR-based variable rates. The outstanding principal balance on the Line of Credit is $41.5 million at June 30, 2001. The outstanding balances related to the operating leases totaled approximately $17.0 million at June 30, 2001. Considering the total outstanding balances under these instruments at June 30, 2001 of approximately $58.5 million, a 1% change in interest rates would result in an impact to pre-tax earnings of approximately $585,000 per year.

                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

                  In February 1999, several federal securities law class actions were commenced against us and three of our principal officers in United States District Court for the Southern District of Florida. The plaintiffs purport to represent a class of all open market purchasers of our common stock between March 31, 1997, and various dates through and including April 2, 1999. They claim that during that period, we violated the antifraud provisions of the federal securities laws by issuing false and misleading statements concerning our billing practices and results of operations. The plaintiffs seek damages in an undetermined amount based on the alleged decline in the value of the common stock after we, in early April 1999, disclosed the initiation of inquiries by state investigators into our billing practices. The plaintiff class has been certified, and the case is now in the discovery stage. No trial date has been set, but the court has set a pre-trial conference for September 14, 2001. Under the local rules, all pre-trial activities, including discovery and motions for summary judgment, must be completed before that date, and trial may be set for anytime thereafter. Also pursuant to the local rules, the parties have agreed to engage in a mediation, but to date those efforts have been unsuccessful. Although we continue to believe that the claims are without merit and intend to defend them vigorously, if we are unsuccessful in defending the class action lawsuits that have been brought against us, damages awarded could exceed the limits of our insurance coverage and have a material adverse effect on our financial condition, results of operations, and liquidity.

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

ITEM 1.   Legal Proceedings (Continued)

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

         (a) The Company's Annual Meeting of Shareholders was held on May 15, 2001.

         (b)      Not required.

         (c) The matters voted on at the Annual Meeting of Shareholders and the tabulation of votes on such matters are as follows:

                  1. Election of Directors


                                                                            Against or                           Broker
           Name                                            For               Withheld         Abstained         Non-Vote
           ----                                          ----------         -----------       ---------         --------
           Cesar L. Alvarez                              11,948,562           1,779,775           0                 0

           Kristen Bratberg                              12,146,870           1,581,466           0                 0

           Waldemar A. Carlo, M.D.                       12,376,882           1,351,455           0                 0

           M. Douglas Cunningham, M.D.                   11,946,066           1,782,270           0                 0

           Michael B. Fernandez, M.D.                    11,331,712           2,396,625           0                 0

           Roger J. Medel, M.D, M.B.A.                   11,954,612           1,773,725           0                 0



PEDIATRIX MEDICAL GROUP, INC.
PART II - OTHER INFORMATION - (Continued)

ITEM 4.   Submission of Matters to a Vote of Security-holders (Continued)

                  2. Directors' Proposal for Plan of Merger

                           Approve the issuance of shares of common stock, par
                  value $.01 per share, of the Company pursuant to the Agreement and Plan of Merger dated as of February 14, 2001, among the Company, Infant Acquisition Corp., and Magella Healthcare Corporation.


                                          Against                                           Broker
                     For                 or Withheld                Abstain                 Non-Vote
                  -----------            -----------                --------               ----------
                  11,721,809               18,870                   36,919                 1,950,758


                  3. Directors' Proposal to Amend Stock Option Plan

                           Approve the Amended and Restated Stock Option Plan of
                  the Company, as amended to increase the number of shares of common stock of the Company with respect to which options may be granted under the plan from 5,500,000 to 8,000,000 and to change the maximum number of shares with respect to which options may be granted to any director, officer or employee from 1,300,000 in total to 250,000 in any calendar year.


                                        Against                                           Broker
                     For               or Withheld                Abstain                 Non-Vote
                  -----------          -----------                --------               ----------
                  7,009,698             4,756,788                  13,311                  1,948,558


PEDIATRIX MEDICAL GROUP, INC.
PART II - OTHER INFORMATION - (Continued)

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

                  For additional information identifying certain other important factors which may affect our operations and could cause actual results to vary materially from those anticipated in the forward looking statements, see our Securities and Exchange Commission filings, including but not limited to, the discussion included in the Business section of our Form 10-K/A (Amendment No. 1) under the heading "Risk Factors" and in our Proxy Statement/Prospectus contained in the Registration Statement on Form S-4, as amended, in the section entitled "Risk Factors."

ITEM 6.   Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  11.1     Statement Re: Computation of Per Share Earnings

         (b)      Reports on Form 8-K

                  Form 8-K, filed May 25, 2001, reporting Item 2 (Acquisition or Disposition of Assets) related to the completion of the Company's merger with Magella Healthcare Corporation ("Magella") effective May 15, 2001; reporting Item 7(a) (Financial Statements of Businesses Acquired) related to the audited consolidated financial statements of Magella as of December 31, 1999 and 2000, and for each of the three years in the period ended December 31, 2000; and reporting Item 7(b) (Pro Forma Financial Information) related to pro forma financial information incorporated by reference to the Company's Registration Statement on Form S-4. Amended on Form 8-K/A, filed July 27, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PEDIATRIX MEDICAL GROUP, INC.



Date: August 14, 2001         By: /s/ Roger J. Medel, M.D.
                                  ----------------------------------------------
                                  Roger J. Medel, M.D., Chief Executive Officer
                                    (Principal Executive Officer)



Date: August 14, 2001         By: /s/ Karl B. Wagner
                                  ----------------------------------------------
                                  Karl B. Wagner, Chief Financial Officer
                                  (Principal Financial and Accounting Officer)