Form 10-Q
period 2001-09-30
PEDIATRIX MEDICAL GROUP INC
filed 2001-11-09
CIK 893949

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

At October 31, 2001, the Registrant had 24,452,329 shares of $0.01 par value common stock outstanding.

                          PEDIATRIX MEDICAL GROUP, INC.

                                      INDEX



                                                                                                             PAGE
                                                                                                             ----
PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2001 (Unaudited)
  and December 31, 2000........................................................................................3

Condensed Consolidated Statements of Income for the Three and Nine Months Ended
  September 30, 2001 and 2000 (Unaudited)......................................................................4

Condensed Consolidated Statement of Shareholders' Equity for the Nine Months Ended
  September 30, 2001 (Unaudited)...............................................................................5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
  September 30, 2001 and 2000 (Unaudited)......................................................................6

Notes to Condensed Consolidated Financial Statements...........................................................7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................................12

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................15

PART II - OTHER INFORMATION...................................................................................16

ITEM 1.       LEGAL PROCEEDINGS...............................................................................16

ITEM 2.       CHANGES IN SECURITIES...........................................................................17

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.................................................................17

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.............................................17

ITEM 5.       OTHER INFORMATION...............................................................................17

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K................................................................18


SIGNATURES....................................................................................................19

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          PEDIATRIX MEDICAL GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                              SEPTEMBER 30,                DECEMBER 31,
                                                            2001 (UNAUDITED)                   2000
                                                           --------------------         -------------------

                                                                             (IN THOUSANDS)
ASSETS
Current assets:
     Cash and cash equivalents .....................       $           3,536            $            3,075
     Accounts receivable, net.......................                  69,278                        69,133
     Prepaid expenses...............................                     966                           831
     Deferred income taxes..........................                   2,322                            --
     Other current assets...........................                   1,899                           836
                                                           -----------------            ------------------
         Total current assets.......................                  78,001                        73,875
Property and equipment, net.........................                  14,230                         9,629
Goodwill and other assets, net......................                 454,746                       241,230
                                                           -----------------            ------------------
         Total assets...............................       $         546,977            $          324,734
                                                           =================            ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Line of credit.................................       $              --            $           23,500
     Current portion of long-term debt and
           capital lease obligations................                     553                            --
     Accounts payable and accrued expenses..........                  55,083                        29,878
     Income taxes payable...........................                   4,162                         3,266
     Deferred income taxes..........................                      --                        15,123
                                                           -----------------            ------------------
         Total current liabilities..................                  59,798                        71,767
Line of credit......................................                  12,000                            --
Long-term debt and capital lease obligations........                   2,715                            --
Deferred income taxes...............................                  10,125                         7,197
Deferred compensation...............................                   3,386                         3,870
                                                           -----------------            ------------------
         Total liabilities..........................                  88,024                        82,834
                                                           -----------------            ------------------
Commitments and contingencies

Shareholders' equity:
     Preferred stock................................                      --                            --
     Common stock...................................                     244                           159
     Additional paid-in capital.....................                 332,228                       135,540
     Retained earnings..............................                 126,481                       106,201
                                                           -----------------            ------------------
         Total shareholders' equity.................                 458,953                       241,900
                                                           -----------------            ------------------
         Total liabilities and shareholders' equity.       $         546,977            $          324,734
                                                           =================            ==================

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                          PEDIATRIX MEDICAL GROUP, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                          THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                            SEPTEMBER 30,                             SEPTEMBER 30,
                                                 -------------------------------------     -------------------------------------
                                                      2001                 2000                 2001                 2000
                                                 ----------------     ----------------     ----------------     ----------------

                                                                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Net patient service revenue...................   $       102,784      $        64,272      $       249,841      $       178,859
Operating expenses:
   Salaries and benefits......................            66,533               45,420              169,759              132,961
   Supplies & other operating expenses........            10,160                7,002               25,836               19,400
   Depreciation and amortization..............             6,344                3,478               15,025               10,249
                                                 ---------------      ---------------      ---------------      ---------------
         Total operating expenses.............            83,037               55,900              210,620              162,610
                                                 ---------------      ---------------      ---------------      ---------------

         Income from operations...............            19,747                8,372               39,221               16,249

Investment income.............................               100                   58                  246                  212
Interest expense..............................              (795)                (951)              (2,108)              (2,953)
                                                 ---------------      ---------------      ---------------      ---------------
     Income before income taxes...............            19,052                7,479               37,359               13,508
Income tax provision..........................             8,733                3,650               17,079                6,592
                                                 ---------------      ---------------      ---------------      ---------------
     Net income...............................   $        10,319      $         3,829      $        20,280      $         6,916
                                                 ===============      ===============      ===============      ===============

Per share data:
     Net income per common and
     common equivalent share:
          Basic...............................   $           .43      $           .24      $          1.02      $           .44
                                                 ===============      ===============      ===============      ===============

          Diluted.............................   $           .40      $           .24      $           .96      $           .43
                                                 ===============      ===============      ===============      ===============
     Weighted average shares used in
     computing net income per common
     and common equivalent share:
         Basic................................            23,985               15,779               19,967               15,727
                                                 ===============      ===============      ===============      ===============
         Diluted..............................            25,745               16,187               21,268               15,926
                                                 ===============      ===============      ===============      ===============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                          PEDIATRIX MEDICAL GROUP, INC.

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                   (UNAUDITED)


                                               COMMON STOCK
                                         --------------------------

                                                                           ADDITIONAL                                TOTAL
                                         NUMBER OF                           PAID IN            RETAINED         SHAREHOLDERS'
                                           SHARES         AMOUNT             CAPITAL            EARNINGS             EQUITY
                                         ----------    ------------     ----------------    ---------------    -----------------

                                                                          (IN THOUSANDS)
Balance at December 31, 2000                15,878         $   159          $   135,540     $      106,201          $   241,900

Net income                                      --              --                   --             20,280               20,280
Common stock issued in
     connection with the Merger              7,293              73              152,417                 --              152,490
Fair value of stock options
     assumed in the Merger                      --              --               18,932                 --               18,932
Common stock issued under employee
    stock option and stock purchase
    plans                                      678               7                8,011                 --                8,018
Common stock issued for convertible
    notes                                      537               5               11,867                 --               11,872
Tax benefit related to
     employee stock options
     and stock purchase plans                   --              --                5,461                 --                5,461
                                         ---------    ------------     ----------------    ---------------    -----------------


Balance at September 30, 2001               24,386         $   244          $   332,228          $ 126,481          $   458,953
                                         =========    ============     ================    ===============    =================


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          PEDIATRIX MEDICAL GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                           -------------------------------------------
                                                                                 2001                      2000
                                                                           -----------------         -----------------

                                                                                         (IN THOUSANDS)

Cash flows from operating activities:
     Net income......................................................       $        20,280           $         6,916
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization...............................                15,025                    10,249
         Deferred income taxes.......................................                (5,823)                      380
         Changes in assets and liabilities, net of acquisitions:
              Accounts receivable ...................................                12,249                     3,843
              Prepaid expenses and other current assets..............                  (595)                     (400)
              Other assets...........................................                   637                      (453)
              Accounts payable and accrued expenses..................                12,739                     1,475
              Income taxes...........................................                 4,120                      (754)
                                                                            ---------------           ---------------
                  Net cash provided from operating activities........                58,632                    21,256
                                                                            ---------------           ---------------

Cash flows used in investing activities:
     Physician group acquisition payments............................               (22,274)                   (8,426)
     Purchase of property and equipment..............................                (5,112)                   (2,942)
                                                                            ---------------           ---------------
                  Net cash used in investing activities..............               (27,386)                  (11,368)
                                                                            ---------------           ---------------
Cash flows from financing activities:
     Payments on line of credit, net.................................               (34,900)                   (9,593)
     Payments to refinance line of credit............................                (1,404)                       --
     Payments on long-term debt and capital lease obligations........                (2,499)                     (150)
     Proceeds from issuance of common stock..........................                 8,018                       927
                                                                            ---------------           ---------------
                  Net cash used in financing activities..............               (30,785)                   (8,816)
                                                                            ---------------           ---------------
Net increase in cash and cash equivalents............................                   461                     1,072
Cash and cash equivalents at beginning of period.....................                 3,075                       825
                                                                            ---------------           ---------------
Cash and cash equivalents at end of period...........................       $         3,536           $         1,897
                                                                            ===============           ===============


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                          PEDIATRIX MEDICAL GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                                   (UNAUDITED)


1.       BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements of Pediatrix Medical Group, Inc. (the "Company" or "Pediatrix") presented herein do not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments and the adjustment to the contractual allowance which is further described in Note 4 necessary for a fair presentation of the results of interim periods.

         The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results of operations to be expected for the year ended December 31, 2001. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A (Amendment No. 1) filed with the Securities and Exchange Commission on April 6, 2001.

2.       ACCOUNTING PRONOUNCEMENTS:

         In July 2001, the Financial Accounting Standards Board (the "Board") issued Statements of Financial Accounting Standards No. 141 ("FAS 141"), "Business Combinations," and No. 142 ("FAS 142" or the "Statement"), "Goodwill and Other Intangible Assets." FAS 141 (i) requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; (ii) establishes specific criteria for the recognition of intangible assets separately from goodwill; and (iii) requires unallocated negative goodwill to be written off. FAS 142 (i) addresses financial accounting and reporting for goodwill and other intangible assets; (ii) provides guidance on the amortization of intangible assets other than goodwill; (iii) requires that goodwill not be amortized; and (iv) requires an annual evaluation of goodwill and certain intangible assets for impairment. FAS 141 is effective for all business combinations initiated after June 30, 2001. FAS 142 is effective for fiscal years beginning after December 15, 2001 with two exceptions: (i) goodwill and intangible assets acquired after June 30, 2001 are immediately subject to the nonamortization and amortization provisions of the Statement, and (ii) the provisions of the Statement are not applicable to mutual enterprises and not-for-profit organizations until further deliberation by the Board.

         Effective July 1, 2001, the Company adopted the provisions of FAS 141 and the nonamortization provisions of FAS 142 pertaining to goodwill recorded subsequent to June 30, 2001. The Company is currently assessing the impact of the remaining provisions of FAS 142 effective January 1, 2002. The adoption of FAS 141 and the nonamortization provisions of FAS 142 did not have a material impact on the Company's results of operations for the three months ended September 30, 2001.

         In October 2001, the Board issued Statement of Financial Accounting Standards No. 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 supersedes Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and addresses (i) the recognition and measurement of the impairment of long-lived assets to be held and used and (ii) the measurement of long-lived assets to be disposed of by sale. FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, of the adoption of this statement.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   (UNAUDITED)
3.       BUSINESS ACQUISITIONS:


         On May 15, 2001, the Company completed a merger (the "Merger") with
         Magella Healthcare Corporation ("Magella"). The total purchase price for Magella was allocated as follows (in thousands):

                      (i)     Fair value of Pediatrix  common stock issued for the  outstanding common and nonvoting common stock of Magella  (approximately
                                   7.3 million shares).........................................     $       152,490

                      (ii)    Fair value of Magella options (approximately 1.4 million shares
                                   of Pediatrix common stock to be issued upon exercise).......              18,932

                      (iii)   Estimated direct transaction costs...............................               2,154
                                                                                                    ---------------

                              Total purchase price.............................................     $       173,576
                                                                                                    ===============


         In connection with the Merger, the Company recorded assets totaling approximately $126.1 million, assumed liabilities of approximately $59.2 million and recorded goodwill of approximately $106.7 million.

         In addition to the Merger, the Company completed the acquisition of five physician group practices during the nine months ended September 30, 2001. Total consideration for the acquisitions approximated $18.6 million in cash and $1.8 million in notes payable.

         The Company has accounted for the Merger and the acquisitions using the purchase method of accounting. Goodwill related to acquisitions completed through June 30, 2001 is being amortized on a straight-line basis over 25 years. In accordance with the provisions of FAS 142, goodwill related to acquisitions completed subsequent to June 30, 2001 of approximately $4.1 million is not being amortized. The results of operations of Magella and the acquired practices have been included in the consolidated financial statements from the dates of acquisition.

         The following unaudited pro forma information combines the consolidated results of operations of the Company, Magella and the physician group practices acquired during 2000 and 2001 as if the transactions had occurred on January 1, 2000:


                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                       ---------------------------------------------
                                                               2001                    2000
                                                       ----------------------  ---------------------
                                                        (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
         Net patient service revenue                     $          290,491      $         243,994
         Net income                                                  26,209                 14,502
         Net income per share:
           Basic                                                       1.11                    .63
           Diluted                                                     1.03                    .60


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

4.       ALLOWANCE FOR CONTRACTUAL ADJUSTMENTS AND UNCOLLECTIBLE ACCOUNTS:

         During the nine months ended September 30, 2000, the Company recorded a change in its estimate of the allowance for contractual adjustments and uncollectible accounts. As a result of the change, the Company increased its reserve by $6.5 million. Such amount has been recorded as a reduction of revenue during the nine months ended September 30, 2000.

5.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

         Accounts payable and accrued expenses consist of the following:

                                                                 SEPTEMBER 30,                  DECEMBER 31,
                                                                     2001                          2000
                                                              --------------------           -----------------
                                                                               (IN THOUSANDS)

       Accounts payable............................           $            12,385            $            9,662
       Accrued salaries and bonuses................                        15,935                         6,960
       Accrued payroll taxes and benefits..........                         7,125                         4,315
       Accrued professional liability coverage.....                        11,811                         5,888
       Other accrued expenses......................                         7,827                         3,053
                                                              -------------------            ------------------
                                                              $            55,083            $           29,878
                                                              ===================            ==================


6.       LONG-TERM DEBT:

         In connection with the Merger, the Company assumed certain convertible subordinated notes ("Convertible Notes"). During the third quarter of 2001, approximately $11.9 million of Convertible Notes were converted into approximately 537,000 shares of the Company's common stock at the option of the holders. At September 30, 2001, the total outstanding principal on the Convertible Notes is approximately $920,000. The Convertible Notes are convertible into approximately 35,000 shares of the Company's common stock at the option of the holder at $26.00, bear interest at rates ranging from 5% to 6% and require varying periodic interest payments. The Company has the right to force the holders of the Convertible Notes to convert the notes to common stock when the share price of the Company's common stock trades at a specified price ranging from $32.50 to $39.00 over a 90 day trading period.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   (UNAUDITED)
7.       NET INCOME PER SHARE:

         Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of the dilutive effect of the Convertible Notes calculated using the if-converted method and outstanding options calculated using the treasury stock method. For the three and nine months ended September 30, 2001, the calculation of diluted net income per share excludes the after-tax impact of interest expense related to the Convertible Notes.

8.       CONTINGENCIES:

         In February 1999, several federal securities law class actions were commenced against the Company and three of its principal officers in United States District Court for the Southern District of Florida. The plaintiffs purport to represent a class of all open market purchasers of the Company's common stock between March 31, 1997, and various dates through and including April 2, 1999. They claim that during that period, the Company violated the antifraud provisions of the federal securities laws by issuing false and misleading statements concerning its billing practices and results of operations. The plaintiffs seek damages in an undetermined amount based on the alleged decline in the value of the common stock after the Company, in early April 1999, disclosed the initiation of inquiries by state investigators into its billing practices. The plaintiff class has been certified. No trial date has been set, but the court has set a pre-trial conference for November 19, 2001. Under the local rules, all pre-trial activities, including discovery and motions for summary judgment, must be completed before that date, and trial may be set for anytime thereafter. Also pursuant to the local rules, the parties have agreed to engage in a mediation, but to date those efforts have been unsuccessful. Although the Company continues to believe that the claims are without merit and intends to defend them vigorously, if the Company is unsuccessful in defending the class action lawsuits that have been brought against it, damages awarded could exceed the limits of the Company's insurance coverage and have a material adverse effect on the Company's financial condition, results of operations and liquidity.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         On May 15, 2001, we completed the merger with Magella, and accordingly, Magella's results of operations have been included in our consolidated financial statements commencing on the effective date.

THREE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

         We reported net patient service revenue of $102.8 million for the three months ended September 30, 2001, as compared with $64.3 million for the same period in 2000, a growth rate of 59.9%. Of this $38.5 million increase, $34 million, or 88.3%, was attributable to new units, including units at which we provide services as a result of acquisitions. Same unit net patient service revenue increased approximately $4.5 million, or 7%, for the three months ended September 30, 2001. The increase in same unit net patient service revenue is primarily the result of pricing increases and volume increases in the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Pricing increases are due to a higher acuity level of patient services billed and increased reimbursement from third party payors. Same units are those units at which we provided services for the entire current period and the entire comparable period.

         Salaries and benefits increased $21.1 million, or 46.5%, to $66.5 million for the three months ended September 30, 2001 as compared with $45.4 million for the same period in 2000. Of this $21.1 million increase, $19.7 million, or 93.4%, was attributable to physicians, clinical staff and support staff added as a result of the Magella merger and physicians and clinical staff related to other acquisitions. The remaining $1.4 million was primarily attributable to an increase in resources for: (i) billing and collections as a result of our continued regionalization of collection activities; and (ii) information services for the development and support of clinical and operational systems. Supplies and other operating expenses increased $3.2 million, or 45.1%, to $10.2 million for the three months ended September 30, 2001, as compared with $7 million for the same period in 2000. This $3.2 million increase was primarily attributable to increased costs related to the Magella merger. Depreciation and amortization expense increased by approximately $2.9 million, or 82.4%, to $6.3 million for the three months ended September 30, 2001, as compared with $3.5 million for the same period in 2000, primarily as a result of amortization of goodwill in connection with the Magella merger and other acquisitions.

         Income from operations increased approximately $11.3 million to approximately $19.7 million for the three months ended September 30, 2001, as compared with approximately $8.4 million for the same period in 2000. Our operating margin increased 6.2% to 19.2% for the three months ended September 30, 2001, as compared to 13% for the same period in 2000.

         We recorded net interest expense of approximately $695,000 for the three months ended September 30, 2001, as compared with net interest expense of approximately $893,000 for the same period in 2000. The decrease in interest expense in 2001 is primarily due to a net reduction in the average balance outstanding under our line of credit.

         Our effective income tax rate was approximately 45.8% and 48.8% for the three months ended September 30, 2001 and September 30, 2000, respectively. The decrease is due to the reduction of non-deductible amounts associated with goodwill as a percentage of our estimated annual pretax income.

         Net income increased to approximately $10.3 million for the three months ended September 30, 2001, as compared to $3.8 million for the same period in 2000.

         Diluted net income per common and common equivalent share was 40 cents on weighted average shares of 25.7 million for the three months ended September 30, 2001, as compared to 24 cents on weighted average shares of 16.2 million for the same period in 2000. The significant increase in the weighted average shares outstanding is due to: (i) the shares issued in the Magella transaction which were outstanding from May 15, 2001; (ii) the dilutive effect of convertible notes and stock options assumed in the Magella transaction; and (iii) an increase in our stock price.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

         We reported net patient service revenue of $249.8 million for the nine months ended September 30, 2001, as compared with $178.9 million for the same period in 2000. Net patient service revenue for the nine months ended September 30, 2000 includes a charge of $6.5 million, which was recorded during the quarter ended June 30, 2000, to increase the allowance for contractual adjustments and uncollectible accounts. Excluding the $6.5 million charge, net patient service revenue increased by $64.4 million for the nine months ended September 30, 2001. Of this $64.4 million increase, $53.7 million, or 83.4%, was attributable to new units at which we provide services as a result of acquisitions. Same unit net patient service revenue increased approximately $10.7 million, or 5.9%, for the nine months ended September 30, 2001. The increase in same unit net patient service revenue is primarily the result of pricing increases and volume increases in the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Pricing increases are due to a higher acuity level of patient services billed and increased reimbursement from third party payors. Same units are those units at which we provided services for the entire current period and the entire comparable period.

         Salaries and benefits increased $36.8 million, or 27.7%, to $169.8 million for the nine months ended September 30, 2001, as compared with $133 million for the same period in 2000. Of this $36.8 million increase, $31.9 million, or 86.7%, was attributable to physicians, clinical staff and support staff added as a result of the Magella merger and physicians and clinical staff related to other acquisitions. The remaining $4.9 million is primarily attributable to an increase in resources for: (i) billing and collections as a result of our continued regionalization of collection activities; and (ii) information services for the development and support of clinical and operational systems. Supplies and other operating expenses increased $6.4 million, or 33.2%, to $25.8 million for the nine months ended September 30, 2001, as compared with $19.4 million for the same period in 2000. Of this $6.4 million increase, approximately $3.4 million was attributable to increased costs related to the Magella merger. The remaining $3 million was primarily attributable to: (i) additional rent expense and other costs related to the continued expansion of our regional collection offices; and (ii) an increase in medical supplies related to the growth in our national hearing screen program. Depreciation and amortization expense increased by approximately $4.8 million, or 46.6%, to $15 million for the nine months ended September 30, 2001, as compared with $10.2 million for the same period in 2000, primarily as a result of amortization of goodwill related to the Magella merger and other acquisitions.

         Income from operations increased approximately $23 million, or 141.4%, to approximately $39.2 million for the nine months ended September 30, 2001, as compared with $16.2 million for the same period in 2000. Our operating margin increased 6.6% to 15.7% for the nine months ended September 30, 2001, as compared to 9.1% for the same period in 2000. Excluding the $6.5 million charge to revenue in the 2000 period, income from operations increased $16.5 million and operating margin increased 3%.

         We recorded net interest expense of approximately $1.9 million for the nine months ended September 30, 2001, as compared with net interest expense of approximately $2.7 million for the same period in 2000. The decrease in interest expense in 2001 is primarily the result of a net reduction in the average balance outstanding under our line of credit.

         Our effective income tax rate was approximately 45.7% and 48.8% for the nine months ended September 30, 2001 and September 30, 2000, respectively. The decrease in the tax rate for the nine months ended September 30, 2001 is primarily due to the reduction of non-deductible amounts associated with goodwill as a percentage of our estimated annual pretax income.

         Net income increased to approximately $20.3 million for the nine months ended September 30, 2001, as compared to $6.9 million for the same period in 2000.

         Diluted net income per common and common equivalent share was 96 cents on weighted average shares of 21.3 million for the nine months ended September 30, 2001, as compared to 43 cents on weighted average shares of 15.9 million for the same period in 2000. The significant increase in the weighted average shares outstanding is due to: (i) the shares issued in the Magella transaction which were outstanding from May 15, 2001; (ii) the dilutive effect of convertible notes and stock options assumed in the Magella transaction; and (iii) an increase in our stock price.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2001, we had working capital of approximately $18.2 million, an increase of $16.1 million from working capital of $2.1 million at December 31, 2000. The increase in working capital is primarily due to the classification of our line of credit as long-term at September 30, 2001.

         During the third quarter of 2001, we refinanced our $75 million line of credit, which matured on September 30, 2001, with an amended and restated credit agreement in the amount of $100 million. At our option, the credit agreement (the "Line of Credit") bears interest at prime or Eurodollar rate plus an applicable margin rate ranging from 2% to 2.75%. The Line of Credit is collateralized by substantially all of our assets and matures on August 14, 2004. We are required to maintain certain financial covenants and at September 30, 2001 we are in compliance with such financial covenants. We had $12 million outstanding under the Line of Credit at September 30, 2001 as compared to $23.5 million at December 31, 2000. The decrease is primarily due to the increase in cash provided from operations.

         Our capital expenditures have typically been for computer hardware and software and for medical equipment at our outpatient offices. During the nine months ended September 30, 2001, capital expenditures amounted to approximately $5.1 million.

         We anticipate that funds generated from operations, together with cash on hand, and funds available under our Line of Credit will be sufficient to meet our working capital requirements and finance required capital expenditures for at least the next 12 months.

ACCOUNTING MATTERS

         In July 2001, the Financial Accounting Standards Board (the "Board") issued Statements of Financial Accounting Standards No. 141 ("FAS 141"), "Business Combinations," and No. 142 ("FAS 142" or the "Statement") "Goodwill and Other Intangible Assets." FAS 141 (i) requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001;
(ii) establishes specific criteria for the recognition of intangible assets separately from goodwill; and (iii) requires unallocated negative goodwill to be written off. FAS 142 (i) addresses financial accounting and reporting for goodwill and other intangible assets; (ii) provides guidance on the amortization of intangible assets other than goodwill; (iii) requires that goodwill not be amortized; and (iv) requires an annual evaluation of goodwill and certain intangible assets for impairment. FAS 141 is effective for all business combinations initiated after June 30, 2001. FAS 142 is effective for fiscal years beginning after December 15, 2001 with two exceptions: (i) goodwill and intangible assets acquired after June 30, 2001 are immediately subject to the nonamortization and amortization provisions of the Statement, and (ii) the provisions of the Statement are not applicable to mutual enterprises and not-for-profit organizations until further deliberation by the Board.

         Effective July 1, 2001, the Company adopted the provisions of FAS 141 and the nonamortization provisions of FAS 142 pertaining to goodwill recorded subsequent to June 30, 2001. The Company is currently assessing the impact of the remaining provisions of FAS 142 effective January 1, 2002. The adoption of FAS 141 and the nonamortization provisions of FAS 142 did not have a material impact on the Company's results of operations for the three months ended September 30, 2001.

         In October 2001, the Board issued Statement of Financial Accounting Standards No. 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 supersedes Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and addresses (i) the recognition and measurement of the impairment of long-lived assets to be held and used and (ii) the measurement of long-lived assets to be disposed of by sale. FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, of the adoption of this statement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our Line of Credit and certain operating lease agreements are subject to market risk from interest rate changes. The total amount available under our Line of Credit is $100 million. At our option, the Line of Credit bears interest at prime or Eurodollar rate plus an applicable margin rate ranging from 2% to 2.75%. The leases bear interest at LIBOR-based variable rates. The outstanding principal balance on the Line of Credit is $12 million at September 30, 2001. The outstanding balances related to the operating leases totaled approximately $16.9 million at September 30, 2001. Considering the total outstanding balances under these instruments at September 30, 2001 of approximately $28.9 million, a 1% change in interest rates would result in an impact to pretax earnings of approximately $289,000 per year.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

                  In February 1999, several federal securities law class actions were commenced against us and three of our principal officers in United States District Court for the Southern District of Florida. The plaintiffs purport to represent a class of all open market purchasers of our common stock between March 31, 1997, and various dates through and including April 2, 1999. They claim that during that period, we violated the antifraud provisions of the federal securities laws by issuing false and misleading statements concerning our billing practices and results of operations. The plaintiffs seek damages in an undetermined amount based on the alleged decline in the value of the common stock after we, in early April 1999, disclosed the initiation of inquiries by state investigators into our billing practices. The plaintiff class has been certified. No trial date has been set, but the court has set a pre-trial conference for November 19, 2001. Under the local rules, all pre-trial activities, including discovery and motions for summary judgment, must be completed before that date, and trial may be set for anytime thereafter. Also pursuant to the local rules, the parties have agreed to engage in a mediation, but to date those efforts have been unsuccessful. Although we continue to believe that the claims are without merit and intend to defend them vigorously, if we are unsuccessful in defending the class action lawsuits that have been brought against us, damages awarded could exceed the limits of our insurance coverage and have a material adverse effect on our financial condition, results of operations, and liquidity.

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

PEDIATRIX MEDICAL GROUP, INC.
PART II - OTHER INFORMATION - (CONTINUED)

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

PEDIATRIX MEDICAL GROUP, INC.
PART II - OTHER INFORMATION - (CONTINUED)

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

                  10.21 Amended and Restated Credit Agreement, dated as of August 14, 2001, among Pediatrix, certain professional contractors, Fleet Bank and Firstar Bank N.A.

                  10.22 Amendment No. 1 to Security Agreement dated August 14, 2001, between Pediatrix Medical Group, Inc. and Fleet National Bank, as Agent.

                  10.23 Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 29, 2001, among Pediatrix, certain professional contractors, Fleet Bank, Firstar Bank N.A. and HSBC Bank USA.

                  11.1     Statement Re: Computation of Per Share Earnings

           (b)    Reports on Form 8-K

                  Form 8-K/A, filed July 27, 2001, amending Form 8-K, filed May 25, 2001, reporting Item 2 (Acquisition or Disposition of Assets) related to the completion of the Company's merger with Magella Healthcare Corporation ("Magella") effective May 15, 2001; reporting Item 7(a) (Financial Statements of Businesses Acquired) related to the audited consolidated financial statements of Magella as of December 31, 1999 and 2000, and for each of the three years in the period ended December 31, 2000; and reporting Item 7(b) (Pro Forma Financial Information) related to pro forma financial information incorporated by reference to the Company's Registration Statement on Form S-4.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             PEDIATRIX MEDICAL GROUP, INC.



Date: November 9, 2001       By: /s/ Roger J. Medel, M.D.
                                -----------------------------------------------
                                 Roger J. Medel, M.D., Chief Executive Officer (Principal Executive Officer)


Date: November 9, 2001       By: /s/ Karl B. Wagner
                                -----------------------------------------------
                                 Karl B. Wagner, Chief Financial Officer
                                 (Principal Financial and Accounting Officer)