Form 10-K
period 2001-12-31
PEDIATRIX MEDICAL GROUP INC
filed 2002-03-29
CIK 893949

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

                                 (954) 384-0175
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class            Name of Each Exchange On Which Registered
        -------------------            -----------------------------------------
      Common Stock, par value                    New York Stock Exchange
          $.01 per share

Securities registered pursuant to Section 12(g) of the Act: None.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of shares of Common Stock, of the registrant held by non-affiliates of the registrant as of March 20, 2002, was approximately $645,241,000 based on a $38.42 closing sales price per share for the Common Stock on the New York Stock Exchange on such date. For purposes of this computation, all executive officers, directors and 5% beneficial owners of the common stock of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors, officers or 5% beneficial owners are, in fact, affiliates of the registrant.

         The number of shares of Common Stock of the registrant outstanding as of March 20, 2002, was 25,483,095.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         The Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, with respect to the annual meeting of shareholders scheduled to be held on May 14, 2002, is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, each document incorporated by reference herein is deemed not to be filed as a part hereof.

================================================================================

                                 INDEX TO ITEMS


PART I   .........................................................................................................3

         Item 1.     Business.....................................................................................3
         Item 2.     Properties..................................................................................20
         Item 3.     Legal Proceedings...........................................................................20
         Item 4.     Submission of Matters to a Vote of Security Holders.........................................21

PART II  ........................................................................................................21

         Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters....................21
         Item 6.    Selected Financial Data......................................................................22
         Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations........24
         Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...................................33
         Item 8.    Financial Statements and Supplementary Data..................................................34
         Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........56

PART III ........................................................................................................57

         Item 10.   Directors and Executive Officers of the Registrant...........................................57
         Item 11.   Executive Compensation.......................................................................57
         Item 12.   Security Ownership of Certain Beneficial Owners and Management...............................57
         Item 13.   Certain Relationships and Related Transactions...............................................57

PART IV  ........................................................................................................58

         Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................58

Signatures.......................................................................................................63


                                     PART I

ITEM 1. BUSINESS

         Unless the context requires otherwise, the terms "Pediatrix", "PMG", "the Company", "we", "us" and "our" refer to Pediatrix Medical Group, Inc., a Florida corporation, together with its subsidiaries and its affiliated professional associations, corporations and partnerships (the "PA Contractors"). The PA Contractors are separate legal entities that contract with Pediatrix Medical Group, Inc. to provide physician services in certain states and Puerto Rico.

GENERAL

         We are the nation's leading provider of physician services at hospital-based neonatal intensive care units ("NICUs"). NICUs are staffed by neonatologists, who are pediatricians with additional training to care for newborn infants with low birth weight and other medical complications. In addition, we are the nation's leading provider of perinatal physician services. Perinatologists are obstetricians with additional training to care for women with high risk and/or complicated pregnancies and their fetuses. We also provide physician services at hospital-based pediatric intensive care units ("PICUs") and pediatrics departments in hospitals. As of December 31, 2001, we provided services in 27 states and Puerto Rico and employed or contracted with 588 practicing physicians.

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

         We also staff and manage perinatal practices, which involves the operation of outpatient offices as well as the management of inpatient maternal-fetal care in hospitals. In our perinatal practices, we generally provide the physicians and other clinical professionals as needed, including nurse midwives, ultrasonographers and genetic counselors. We also provide administrative support and required medical equipment in our outpatient offices. All of our perinatal practices are in markets in which we also provide neonatal physician services, which allows us to pursue contractual arrangements with hospitals and third party payors for the provision of care across the full continuum of high risk maternal-fetal-neonatal medicine.

         We established our leading position in neonatal and perinatal physician services by developing a comprehensive care model, including management and systems infrastructure, that addresses the needs of patients, hospitals, payor groups and physicians. We address the needs of (i) patients by providing comprehensive, professional quality care, (ii) hospitals by recruiting, credentialing and retaining neonatologists, perinatologists, pediatric intensivists and other physicians, and hiring related staff to provide services in a cost-effective manner, (iii) payors by providing cost-effective care to patients, and (iv) physicians by providing administrative support, including professional billing and reimbursement expertise and services that enable physicians to focus on providing care to patients, and by offering research, education and career advancement opportunities within Pediatrix.

         On May 15, 2001, we acquired Magella Healthcare Corporation ("Magella") pursuant to a merger transaction that had been approved by our shareholders on that date. As a result of the merger, Magella became a wholly owned subsidiary of Pediatrix and the former stockholders of Magella became shareholders of Pediatrix. The discussion of the business of Pediatrix, management's discussion and analysis of financial condition and results of operations, and the consolidated financial statements included in this report reflect the operations and financial results of Pediatrix, which as of May 15,2001, includes the business and operations of Magella.

INDUSTRY OVERVIEW

         The managed care environment has created substantial cost containment pressures for all constituents of the health care industry. A trend among hospitals is to contract with third parties to manage specialized functions in an effort to contain costs, improve utilization management and reduce administrative burdens. Physician organizations provide hospitals with professional management of staff, including recruiting, staffing and scheduling of physicians.

         Our strategy is to continue growth through acquisitions, as physicians remain receptive to joining or affiliating with a larger organization. In addition, we continue to market our services to hospitals to obtain new contracts. We believe that hospitals will continue to outsource certain units, such as NICUs and PICUs, on a contract management basis. NICUs and PICUs present significant operational challenges for hospitals, including complex billing procedures, variable admissions rates, and difficulties in recruiting and retaining qualified physicians. Traditionally, hospitals have staffed their NICUs and PICUs through affiliations with small, local physician groups or with independent practitioners. Hospitals are increasingly seeking to contract with physician groups that have the capital resources, information and reimbursement systems and management expertise that NICUs require in the current managed care environment.

         Of the approximately four million babies born in the United States annually, approximately 10% to 15% require neonatal treatment. Demand for neonatal services is primarily due to premature births, and to infants having difficulty making the transition to extrauterine life. A majority of newborns who will require neonatal treatment are not identified until the time of delivery, thus heightening the need for continuous coverage by neonatologists. Across the United States, NICUs are concentrated primarily among hospitals with a higher volume of births. NICUs are important to hospitals since obstetrics generates one of the highest volumes of admissions, and obstetricians generally prefer to perform deliveries at hospitals with NICUs. Hospitals must maintain cost-effective care and service in these units to enhance the hospital's desirability to the community, physicians and managed care payors.

         Our involvement in the field of perinatology was a natural extension of our neonatal practice. Since many perinatal cases result in an admission to a NICU, early involvement by the neonatologist helps yield better outcomes for both mother and child. In addition, improved perinatal care has a positive impact on neonatal outcomes. The expansion of the continuum of care provided by Pediatrix to include perinatology has created an opportunity to strengthen our relationships with patients, hospitals and payors.

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

                  ACQUIRE NEONATAL AND PERINATAL PHYSICIAN GROUP PRACTICES. We intend to further increase the number of locations at which we provide physician services by acquiring established neonatal and perinatal physician group practices. We completed our first acquisition of a neonatology physician group practice in July 1995 and since have acquired numerous established physician group practices. We intend to continue actively pursuing acquisitions of additional neonatal and perinatal physician group practices. However, we may not be able to identify future acquisition candidates or consummate any future acquisitions. See "Risk Factors--Our failure to find suitable acquisition candidates or successfully integrate any future or recent acquisitions, particularly Magella, could harm our business and results of operations" below.

                  DEVELOP REGIONAL NETWORKS. We intend to develop regional and state-wide networks of NICUs and perinatal practices in geographic areas with high concentrations of births. We operate combined regional networks of NICUs and perinatal practices in the Austin, Dallas-Fort Worth, Denver-Colorado Springs, Des Moines, Kansas City, Las Vegas, Phoenix-Tucson, Reno, San Antonio, San Jose, Seattle-Tacoma and Southern California metropolitan areas. In addition, we intend to continue to acquire and develop perinatal practices in markets where we currently provide NICU services. We believe that the development of regional and state-wide networks will strengthen our position with third party payors, such as Medicaid and managed care organizations, because such networks will offer more choice to the patients of third party payors.

                  INCREASE SAME UNIT GROWTH. We seek to provide our services to hospitals where we can benefit from increased admissions, and we intend to increase revenues at existing units by providing support to areas of the hospital outside the NICU and PICU, particularly in the obstetrics, nursery and pediatrics departments, where immediate accessibility to specialized care is critical. These services generate incremental revenue for us, contribute to our overall profitability, enhance the hospital's profitability, strengthen our relationship with the hospital, and assist the hospital in attracting more admissions by enhancing the hospital's reputation in the community as a full-service critical care provider.

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

                  ADDRESS CHALLENGES OF MANAGED CARE ENVIRONMENT. We intend to continue to develop new methods of doing business with managed care and third party payors that will allow us to develop and strengthen our relationships among payors and hospitals. We are also prepared to enter into flexible arrangements with third party payors. As the nation's leading provider of neonatal and perinatal physician services, we believe that we are well-positioned to address the needs of managed care organizations and other third party payors, which seek to contract with cost-effective, quality providers of medical services.

PHYSICIAN SERVICES

         We furnish physician management services to NICUs and PICUs, providing
(i) a medical director to manage the unit, (ii) recruiting, staffing and scheduling services for physicians and certain other medical staff, (iii) neonatology and pediatric support to other hospital departments, (iv) pediatric subspecialty services, and (v) billing and reimbursement expertise and services. These physician management services include:

                  UNIT MANAGEMENT. We staff each NICU, PICU and perinatal practice that we manage with a medical director who reports to one of our Regional Presidents ("RP"). The RPs and all medical directors at these units are board certified or board eligible in neonatology, perinatology, pediatrics, pediatric critical care or pediatric cardiology, as appropriate. In addition to providing medical care and physician management in the unit, the medical director is responsible for (i) overall management of the unit, including quality of care, professional discipline, utilization review and coordinating physician recruitment, staffing and scheduling, (ii) serving as a liaison to the hospital administration, (iii) maintaining professional and public relations in the hospital and the community, and (iv) monitoring our financial success within the unit.

                  RECRUITING, STAFFING AND SCHEDULING. We are responsible for recruiting, staffing and scheduling for neonatologists, perinatologists, pediatricians and advanced registered nurse practitioners ("ARNPs") within the NICUs and PICUs that we manage. Our recruiting department maintains an extensive recruiting database of neonatologists, perinatologists and pediatricians nationwide. We pre-screen all candidates and check and verify their credentials, licensure and references. The RPs and the medical directors play a key role in the recruiting and interviewing process before candidates are introduced to hospital administrators. The NICUs and PICUs that we manage are staffed by at least one neonatologist or pediatrician on site or available on call. These physicians are board certified or board eligible in neonatology, perinatology, pediatrics, pediatric critical care or pediatric cardiology, as appropriate. We also employ or contract with ARNPs, who assist our physicians in operating the NICUs and PICUs. All ARNPs have either a certificate as a neonatal nurse practitioner or pediatric nurse practitioner or a masters degree in nursing, and have previous neonatal or pediatric experience. With respect to the physicians who are employed by or under contract with us, we assume responsibility for salaries, benefits and physician malpractice insurance. See "Contractual Relationships" below.

                  SUPPORT TO OTHER HOSPITAL DEPARTMENTS. As part of our comprehensive care model, physicians provide support services to other areas of hospitals, particularly in the obstetrics, nursery and pediatrics departments, where immediate accessibility to specialized care is critical. We believe that this support (i) improves our relations with hospital staff and referring physicians, (ii) enhances the hospital's reputation in the community as a full-service critical care provider, (iii) increases admissions from referring obstetricians and pediatricians, (iv) integrates the physicians into a hospital's medical community, (v) generates incremental revenue that contributes to our overall profitability, and (vi) increases the likelihood of our renewing existing and adding new hospital contracts.

                  BILLING AND REIMBURSEMENT. We assume responsibility for all aspects of the billing, reimbursement and collection related to physician services. Third party payors and/or patients receive a bill from us for physician services. The hospital bills and collects separately for services it provides. To address the increasingly complex and time-consuming process of obtaining reimbursement for medical services, we have invested in both the technical and human resources necessary to create an efficient billing and reimbursement process, including specific claim forms and software systems. We begin this process by providing training to physicians that emphasizes a detailed review of and proper coding protocol for all procedures performed and services provided to achieve appropriate collection of revenues for physician services. Our billing and collection operations are conducted from our corporate offices in Sunrise, Florida, as well as our regional business offices. See "From time to time we are subject to billing investigations by federal and state government authorities which could have an adverse effect on our business and results of operations and the trading prices of our shares" below.

MARKETING

         Historically, most of our growth was generated internally through marketing efforts and referrals. Beginning in the latter part of 1995, we significantly increased our acquisition activities to capitalize on the opportunities created by the trend toward consolidation in the health care industry. Our marketing program to neonatal and perinatal physician groups consists of (i) market research to identify established physician groups, (ii) telemarketing to identify and contact acquisition candidates, as well as hospitals with high demand for perinatal and NICU services, and (iii) on-site visits conducted by business development personnel together with senior management. We also advertise our services in hospital and health care trade journals, participate at hospital and physician trade conferences, and market our services directly to hospital administrators and medical staff. In addition, we focus on developing additional regional and statewide networks to strengthen our position with managed care organizations.

MANAGEMENT INFORMATION SYSTEMS

         We maintain several systems to support our day-to-day operations, business development and ongoing clinical and business analysis, including (i) a clinical tracking system designed to assist our physicians with their paperwork and to consolidate clinical information used to support our education, research and quality assurance programs, (ii) a decision tree system designed to assist our physicians in selecting the appropriate billing codes for services provided,
(iii) a website (NATALU) designed to disseminate clinical research and education materials to physicians and patients, (iv) electronic interchange with payors using electronic benefits verification, claims submission, and remittance advice, (v) a database used by the business development and marketing departments in recruiting physicians and identifying potential physician group acquisition candidates, which is updated through telemarketing activities, personal contacts, professional journals and mail solicitation, and (vi) a company-wide electronic mail system to assist intracompany communications and conferencing. Ongoing development will provide even greater streamlining of information from the clinical systems through the reimbursement process, thereby expediting the overall process.

         Our management information system is an integral component of the billing and reimbursement process. Our system enables us to track numerous and diverse third party payor relationships and payment methods and provides for electronic interchange in support of insurance benefits verification and claims processing to payors accepting electronic submission. Our system was designed to meet our requirements by providing maximum flexibility as payor groups upgrade their payment and reimbursement systems. See "Risk Factors -- If we do not maintain effective and efficient information systems, our operations may be adversely affected" below.

CONTRACTUAL RELATIONSHIPS

         HOSPITAL RELATIONSHIPS. Many of our contracts with hospitals grant us the exclusive right and responsibility to manage the provision of physician services to the NICUs and PICUs. The contracts typically have terms of one to five years and renew automatically for additional terms of one to five years unless earlier terminated. The contracts typically provide that the hospital or we may terminate the agreement upon 90 days' written notice.

         We typically bill for physicians' services on a fee-for-service basis separately from other charges billed by the hospital. Certain contracting hospitals that do not generate sufficient patient volume agree to pay us administrative fees to assure a minimum revenue level. Administrative fees include guaranteed payments to us, as well as fees paid to us by certain hospitals for administrative services performed by our medical directors at such hospitals. Administrative fees accounted for 6%, 7% and 6% of our net patient service revenue during 1999, 2000 and 2001, respectively. The hospital contracts typically require that we and the physicians performing services maintain minimum levels of professional and general liability insurance. We contract and pay the premiums for such insurance on behalf of the physicians. See "Professional Liability and Insurance" below.

         PAYOR RELATIONSHIPS. Substantially all our contracts with third party payors are discounted fee-for-service contracts. Although we have a minor number of small capitated arrangements (in which we are paid a flat monthly fee based on the number of individuals covered by a particular insurance plan) with certain payors, we are prepared to enter into additional capitation arrangements with other third party payors. If we enter into relationships with third party payors with respect to regional and statewide networks, such relationships may be on a capitated basis.

         PA CONTRACTOR RELATIONSHIPS. PMG has entered into management agreements ("PA Management Agreements") with PA Contractors in all states in which we operate, other than Alaska, Idaho, Florida, and certain operations in Missouri. Each PA Contractor is owned by a licensed physician. Subject to applicable state laws, under the PA Management Agreements, the PA Contractors delegate to PMG only the administrative, management and support functions (and not any functions constituting the practice of medicine) that the PA Contractors have agreed to provide to the hospital. In consideration of such services, each PA Contractor pays PMG either a percentage of the PA Contractor's gross revenue (but in no event greater than the net profits of such PA Contractor), or a flat fee. PMG has the discretion to determine whether the fee shall be paid on a monthly, quarterly or annual basis. The management fee may be adjusted from time to time to reflect industry standards and the range of services provided by the PA Contractor. The PA Management Agreements provide that the term of the arrangements are not less than 40 years, and in most cases permanent, subject only to termination by PMG, except in the case of gross negligence, fraud or bankruptcy of PMG. Also, the PA Management Agreements provide that PMG has the right, but not the obligation to purchase, or to designate a person or persons to purchase, the stock of the PA Contractor for a nominal amount. Separately, in its sole discretion, PMG has the right to assign its interest in the PA Management Agreements. See Note 2 to our Consolidated Financial Statements and "Risk Factors--Regulatory authorities or other parties may assert that our arrangements with our affiliated professional contractors constitute fee-splitting or the corporate practice of medicine which could result in civil or criminal penalties or invalidation of our contracts, which in turn could have an adverse effect on our financial condition and results of operations" below.

         PHYSICIAN RELATIONSHIPS. We contract with the PA Contractors to provide the medical services required to fulfill our obligations to hospitals. The physician employment agreements typically have terms of three to five years and can be terminated by either party at any time upon 90 days' prior written notice. Each physician generally receives a base salary plus an incentive bonus. Each physician is required to hold a valid license to practice medicine in the appropriate state in which the physician practices and to become a member of the medical staff, with appropriate privileges, at each hospital at which he or she practices. We are responsible for billing patients and third party payors for services rendered by the physician, and we have the exclusive right to establish the schedule of fees to be charged for such services. Substantially all the physicians employed by PMG or the PA Contractors have agreed not to compete with PMG or the PA Contractor within a specified radius of any hospital at which PMG, the PA Contractor or the physician is rendering services for a period of two to three years after termination of employment.

         ACQUISITIONS. We structure acquisitions of physician practice groups as asset purchases, stock purchases or mergers. Generally, these structures provide for (i) the assignment to us or a PA Contractor of the contracts between the physician practice group and the hospital at which the physician practice group provides medical services, (ii) the procurement of physician "tail insurance" coverage, under which we are an insured party, that covers malpractice claims filed after the date of acquisition that are based on events that occurred prior to the acquisition, and (iii) the indemnification to us by the previous owners of the practice group for breaches of their representations and warranties contained in the purchase agreement. Generally, in acquisitions structured as asset purchases, we do not acquire the physician practice group's receivables or liabilities, including malpractice claims, arising from the physician practice group's activities prior to the date of the acquisition. Generally, in acquisitions structured as stock purchases or mergers, the physician practice group's receivables (net of any liabilities accruing prior to the acquisition and permitted indemnification claims) are assigned to the former owners of the physician practice group. It should be noted, however, that in our recent acquisition of Magella, neither Magella nor any of its stockholders provided us with indemnification.

GOVERNMENT REGULATION

         Our operations and relationships are subject to extensive and complex governmental and regulatory requirements relating to the conduct of our business. We are also subject to laws and regulations that relate to business corporations in general. We exercise care in an effort to structure our practices and arrangements with hospitals and physicians to comply with applicable federal, state and local laws and regulations and we believe that such practices and arrangements comply in all material respects with all such existing applicable laws and regulations.

         Approximately 23% of our net patient service revenue in 2001, exclusive of administrative fees, was derived from payments made by government-sponsored health care programs (principally Medicaid). These programs are subject to substantial regulation by the federal and state governments. Any change in reimbursement regulations, policies, practices, interpretations or statutes that places material limitations on reimbursement amounts or practices could adversely affect our operations. In addition, funds received under these programs are subject to audit with respect to the proper billing for physician and ancillary services and, accordingly, retroactive adjustments of revenue from these programs may occur. See "Risk Factors--Limitations of, reductions in, or retroactive adjustments to reimbursement amounts or rates by government-sponsored health care programs could adversely affect our financial condition and results of operations" below.

         For more information about the various regulatory requirements to which we are subject, see "Risk Factors--The health care industry is highly regulated and our failure to comply with laws or regulations, or a determination that in the past we have failed to comply with laws or regulations, could have an adverse effect on our financial condition and results of operations", "Risk Factors--If we are found to have violated anti-kickback or self-referral laws, we could be subject to monetary fines, civil and criminal penalties and exclusion from participation in government-sponsored health care programs, which would have an adverse effect on our business and results of operations", "Risk Factors--Regulatory authorities or other parties may assert that our arrangements with our affiliated professional contractors constitute fee-splitting or the corporate practice of medicine which could result in civil or criminal penalties or invalidation of our contracts which, in turn, could have an adverse effect on our financial condition and results of operations", "Risk Factors -- Federal and state laws that protect patient health information may increase our costs and limit our liability to collect and use that information", and "Risk Factors--Federal and state health care reform, or changes in the interpretation of government-sponsored health care programs, may have an adverse effect on our financial condition and results of operations" below.

         In April 1999, we received requests from investigators in Arizona, Colorado and Florida for information related to our billing practices for services reimbursed by the Medicaid programs in these states and the Tricare program for military dependents. Our disclosure of the investigations caused our share price to substantially decrease.

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

         The Colorado Medicaid and Tricare investigations, which involve criminal, civil and administrative components, are active and ongoing, and these matters, along with the Arizona and Florida matters, have prompted inquiries by Medicaid officials in other states. We cannot predict whether the Colorado investigation or any other inquiries will have a material adverse effect on our business, financial condition or results of operations or on the trading prices of our shares. We believe that additional billing audits, inquiries and investigations from government agencies will continue to occur in the ordinary course of our business and in the health care services industry in general from time to time. See "From time to time we are subject to billing investigations by federal and state government authorities which could have an adverse effect on our business and results of operations and the trading prices of our shares" below.

         On February 7, 2002, we and certain of our officers executed a definitive agreement relating to our previously announced settlement of the securities class action litigation filed against us and certain of our officers in the United States District Court for the Southern District of Florida. Pursuant to the terms of the settlement agreement, we agreed to make a cash payment $12.0 million, which amount is expected to be covered under insurance policies. The settlement, which has received preliminary court approval, is subject to final approval of the District Court. See "Item 3. Legal Proceedings" below.

PROFESSIONAL LIABILITY AND INSURANCE

         Our business entails an inherent risk of claims of physician professional liability. We maintain professional liability insurance and general liability insurance on a claims-made basis in accordance with standard industry practice. We believe that our coverage is appropriate based upon our claims experience and the nature and risks of our business. There can be no assurance that a pending or future claim or claims will not be successful or if successful will not exceed the limits of available insurance coverage. See "Item 3. Legal Proceedings" and "Risk Factors--We may be subject to malpractice and other lawsuits, some of which we may not be fully insured against" below.

         In order to maintain hospital privileges, the physicians who are employed by or under contract with us are required to obtain professional liability insurance coverage. We contract and pay the premiums for such insurance for the physicians. Our current professional liability insurance policy expires May 1, 2002, and we are currently reviewing our coverage options, which will include a higher self-insured retention. There can be no assurance that we can obtain substantially similar coverage upon expiration or that such coverage will continue to be available at acceptable costs and on favorable terms. Based upon current insurance markets, we expect that our professional liability insurance premiums will increase over prior periods.

COMPETITION

         The health care industry is highly competitive and has been subject to continual changes in the method in which health care services are provided and the manner in which health care providers are selected and compensated. We believe that private and public reforms in the health care industry emphasizing cost containment and accountability will result in an increasing shift of neonatal and perinatal care from highly fragmented, individual or small practice providers to larger physician groups. Companies in other health care industry segments, such as managers of other hospital-based specialties or large physician group practices, some of which have financial and other resources greater than ours, may become competitors in providing management of perinatal, neonatal and pediatric intensive care services to hospitals. Competition in our business is generally based upon reputation and experience, and the physicians' ability to provide cost-effective, quality care. See "Risk Factors--Our industry is already competitive, and increased competition could adversely affect our revenues" below.

SERVICE MARKS

         We have registered the service marks "Pediatrix Medical Group" and "Obstetrix Medical Group" and their design as well as the baby design logo with the United States Patent and Trademark Office. In addition, we have pending applications to register the trademark "NatalU" and service mark "NatalU - A University Without Walls".

EMPLOYEES AND PROFESSIONALS UNDER CONTRACT; GEOGRAPHIC COVERAGE

         In addition to the 588 practicing physicians employed by or under contract with us as of December 31, 2001, Pediatrix employed or contracted with 564 other clinical professionals and 932 other full-time and part-time employees. None of our employees are subject to a collective bargaining agreement.

         We provide services in Alaska, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Indiana, Iowa, Kansas, Maryland, Missouri, Nevada, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Puerto Rico, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and West Virginia.

RISK FACTORS

FROM TIME TO TIME WE ARE SUBJECT TO BILLING INVESTIGATIONS BY FEDERAL AND STATE GOVERNMENT AUTHORITIES WHICH COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS AND THE TRADING PRICES OF OUR SHARES.

         State and federal statutes impose substantial penalties, including civil and criminal fines, exclusion from participation in government health care programs, and imprisonment, on entities or individuals (including any individual corporate officers or physicians deemed responsible) that fraudulently or wrongfully bill governmental or other third party payors for health care services. In addition, federal laws allow a private person to bring a civil action in the name of the United States government for false billing violations. In April 1999, we received requests, and in one case a subpoena, from investigators in Arizona, Colorado and Florida for information related to our billing practices for services reimbursed by the Medicaid programs in these states and by the Tricare program for military dependents. Our disclosure of the investigations caused our share price to substantially decrease.

         The Colorado Medicaid and Tricare investigations, which involve criminal, civil and administrative components, are active and ongoing, and these matters, along with the Arizona and Florida matters, have prompted inquiries by Medicaid officials in other states. We cannot predict whether the Colorado investigation or any other inquiries will have a material adverse effect on our business, financial condition or results of operations or on the trading prices of our shares. We believe that additional billing audits, inquiries and investigations by government agencies will continue to occur in the ordinary course of our business and in the health care services industry in general from time to time.

THE HEALTH CARE INDUSTRY IS HIGHLY REGULATED AND OUR FAILURE TO COMPLY WITH LAWS OR REGULATIONS, OR A DETERMINATION THAT IN THE PAST WE HAVE FAILED TO COMPLY WITH LAWS OR REGULATIONS, COULD HAVE AN ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The health care industry and physicians' medical practices are highly regulated. We believe that this industry will continue to be subject to increasing regulation, the scope and effect of which we cannot predict. Neonatal, perinatal and other health care services that we and our affiliated professional contractors provide are subject to extensive and complex federal, state and local laws and regulations governing various matters such as the licensing and certification of our facilities and personnel, the conduct of our operations, our billing and coding policies and practices, our policies and practices with regard to patient privacy and confidentiality, and prohibitions on payments for the referral of business and self-referrals. As a result of our desire to assure compliance with the increasingly complex regulatory environment for the health care industry, we maintain a company-wide compliance program. Nevertheless, we may become the subject of additional regulatory or other investigations or proceedings, and our interpretations of applicable laws and regulations may be challenged. The defense of any such challenge could result in substantial cost to us and a diversion of management's time and attention. Thus, any such challenge could have a material adverse effect on our business, regardless of whether it ultimately is successful. If we fail to comply with these laws, or a determination is made that in the past we have failed to comply with these laws, our financial condition and results of operations could be adversely affected. In addition, changes in health care laws or regulations may restrict our existing operations, limit the expansion of our business or impose additional compliance requirements. These changes, if enacted, could reduce our opportunities for continued growth and impose additional compliance costs on us that we may not recover through price increases.

LIMITATIONS OF, REDUCTIONS IN OR RETROACTIVE ADJUSTMENTS TO REIMBURSEMENT AMOUNTS OR RATES BY GOVERNMENT-SPONSORED HEALTH CARE PROGRAMS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Approximately 23% of our net patient service revenue in 2001, exclusive of administrative fees, was derived from payments made by government-sponsored health care programs (principally Medicaid). These government programs, as well as private insurers, have taken and may continue to take steps to control the cost, use and delivery of health care services. There can be no assurance that payments from government or private payors will remain at levels comparable to present levels. Our business could be adversely affected by reductions in or limitations of reimbursement amounts or rates under these programs, reductions in funding of these programs, or elimination of coverage for certain individuals or treatments under these programs, which may be implemented as a result of:

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

         In attempts to limit federal spending, there have been, and we expect that there will continue to be, a number of proposals to limit Medicare and Medicaid reimbursement for various services. For example, the Balanced Budget Act of 1997 has made it easier for states to reduce their Medicaid reimbursement levels. Some states have enacted or are considering enacting measures that are designed to reduce their Medicaid expenditures. This Act also mandated that the Centers for Medicare and Medicaid Services, or CMS (formerly known as Health Care Financing Administration, or HCFA), conduct competitive bidding demonstrations for certain Medicare services. Two such demonstrations are currently being conducted. These competitive bidding demonstrations could provide CMS and Congress with a model for implementing competitive pricing in other federal health care programs. If, for example, such a competitive bidding system were implemented for Medicaid services, it could result in lower reimbursement rates, exclude certain services from coverage or impose limits on increases in reimbursement rates. Our business may be significantly and adversely affected by any such changes in reimbursement policies and other legislative initiatives aimed at reducing health care costs associated with Medicare and Medicaid.

         In addition, funds we receive from third party payors, including government programs, are subject to audit with respect to the proper billing for physician and ancillary services and, accordingly, our revenue from these programs may be adjusted retroactively.

IF OUR PHYSICIANS DO NOT APPROPRIATELY RECORD AND DOCUMENT THE SERVICES THAT THEY PROVIDE, OUR REVENUES COULD BE ADVERSELY AFFECTED.

         Physicians employed or under contract with our affiliated professional contractors are responsible for assigning reimbursement codes and maintaining sufficient supporting documentation in respect of the services that they provide. We use this information to seek reimbursement for their services from third party payors. If our physicians do not appropriately code or document their services, our revenues could be adversely affected. For instance, in response to billing investigations or other governmental inquiries, our affiliated physicians could take an unduly conservative approach to coding their services by, for example, increasing the use of non-critical care codes, for which our reimbursement is lower than critical care codes, as they may have in the past. As a result, we could receive lower reimbursements from third party payors which could have a material adverse effect on our revenues and results of operations.

OUR FAILURE TO FIND SUITABLE ACQUISITION CANDIDATES OR SUCCESSFULLY INTEGRATE ANY FUTURE OR RECENT ACQUISITIONS, PARTICULARLY MAGELLA, COULD HARM OUR BUSINESS AND RESULTS OF OPERATIONS.

         We have expanded and intend to continue to expand our geographic and market penetration primarily through acquisitions of physician group practices. However, we may not be able to implement our acquisition strategy, and our strategy may not be successful. In implementing our acquisition strategy, we compete with other potential acquirers, some of which may have greater financial or operational resources than we do. Competition for acquisitions may intensify due to the ongoing consolidation in the health care industry, which may increase the costs of capitalizing on such opportunities.

         In addition, completion of acquisitions could result in us incurring or assuming additional indebtedness and issuing additional equity. The issuance of shares of our common stock for an acquisition may result in dilution to our existing shareholders.

         Although we conduct due diligence reviews of potential acquisition candidates, including with respect to financial matters and compliance with applicable laws, we cannot be certain that the acquired business will continue to maintain its pre-acquisition revenues and growth rates following the acquisition, nor can we be certain as to the absence or extent of any unknown or contingent liabilities, including liabilities for failure to comply with applicable laws. While we generally seek indemnification from the prior owners of acquired businesses covering these matters (although we have no indemnification in our Magella acquisition), we may incur material liabilities for past activities of acquired businesses.

         Moreover, integrating acquisitions, including Magella, into our existing operations involves numerous additional short and long-term risks, including:

         o        diversion of our management's attention;

         o        failure to retain key personnel;

         o        long-term value of acquired intangible assets; and

         o        one-time acquisition expenses.

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

REGULATORY AUTHORITIES OR OTHER PARTIES MAY ASSERT THAT OUR ARRANGEMENTS WITH OUR AFFILIATED PROFESSIONAL CONTRACTORS CONSTITUTE FEE-SPLITTING OR THE CORPORATE PRACTICE OF MEDICINE WHICH COULD RESULT IN CIVIL OR CRIMINAL PENALTIES OR INVALIDATION OF OUR CONTRACTS, WHICH IN TURN COULD HAVE AN ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Many states have laws that prohibit business corporations, such as PMG, from practicing medicine, exercising control over medical judgments or decisions of physicians, or engaging in certain arrangements, such as fee-splitting, with physicians. In these states, we maintain long-term management contracts with professional associations and partnerships that are owned by licensed physicians, and these affiliated professional contractors in turn employ or contract with physicians to provide physician services. In states where we are not permitted to practice medicine, we perform only non-medical administrative services, do not represent that we offer medical services and do not exercise influence or control over the practice of medicine by the physicians employed by our affiliated professional contractors. In states where fee-splitting is prohibited, the fees that we receive from our affiliated professional contractors have been established on a basis that we believe complies with the applicable states' laws. Although we believe that we are in compliance with applicable state laws in relation to the corporate practice of medicine and fee-splitting, we cannot assure you of this. Regulatory authorities or other parties, including our affiliated physicians, may assert that, despite these arrangements, we are engaged in the corporate practice of medicine or that our contractual arrangements with our affiliated professional contractors constitute fee-splitting or the corporate practice of medicine, in which case we could be subject to civil and criminal penalties, our contracts could be found legally invalid and unenforceable (in whole or in part) or we could be required to restructure our contractual arrangements with our affiliated professional contractors. We cannot assure you that this will not occur or, if it does, that we would be able to restructure our contractual arrangements on terms that are similar or at least as favorable to us. If we were unable to so restructure our contractual arrangements, our financial condition and results of operations could suffer.

IF WE ARE FOUND TO HAVE VIOLATED ANTI-KICKBACK OR SELF-REFERRAL LAWS, WE COULD BE SUBJECT TO MONETARY FINES, CIVIL AND CRIMINAL PENALTIES AND EXCLUSION FROM PARTICIPATION IN GOVERNMENT-SPONSORED HEALTH CARE PROGRAMS, WHICH WOULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

         Our business is subject to extensive federal and state regulation with respect to financial relationships and "kickbacks" among health care providers, physician self-referral arrangements and other fraud and abuse issues. Federal anti-kickback laws and regulations prohibit certain offers, payments or receipts of remuneration in return for (1) referring Medicaid or other government-sponsored health care program patients or patient care opportunities or (2) purchasing, leasing, ordering or arranging for, or recommending any service or item for which payment may be made by a government-sponsored health care program. In addition, federal physician self-referral legislation, known as the Stark law, prohibits Medicare or Medicaid payments for certain services furnished by a physician who has a financial relationship with various physician-owned or physician-interested entities. These laws are broadly worded and, in the case of the anti-kickback law, have been broadly interpreted by federal courts, and potentially subject many business arrangements to government investigation and prosecution, which can be costly and time consuming. Violations of these laws are punishable by monetary fines, civil and criminal penalties, exclusion from participation in government-sponsored health care programs and forfeiture of amounts collected in violation of such laws, which could have an adverse effect on our business and results of operations. Certain states in which we do business also have similar anti-kickback and self-referral laws, imposing substantial penalties for violations. The relationships, including fee arrangements, among our affiliated professional contractors, hospital clients and physicians have not been examined by federal or state authorities under these anti-kickback and self-referral laws and regulations.

FEDERAL AND STATE LAWS THAT PROTECT THE PRIVACY OF PATIENT HEALTH INFORMATION MAY INCREASE OUR COSTS AND LIMIT OUR ABILITY TO COLLECT AND USE THAT INFORMATION.

         Numerous federal and state laws and regulations govern the collection, dissemination, use and confidentiality of patient-identifiable health information, including the federal Health Insurance Portability and Accountability Act of 1996 and related rules ("HIPAA"). The U.S. Department of Health and Human Services has proposed standards for patient-identifiable health information pursuant to HIPAA that have not yet been finalized. As part of our medical record keeping, third party billing, research and other services, we collect and maintain patient-identifiable health information. We cannot predict the effect of the HIPAA privacy standards on our operations nor estimate the cost of compliance with such standards, which may be revised prior to their current scheduled effective date in February 2003. New health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we handle health care related data and communicate with payors, and the cost of complying with these standards could be significant. If we do not comply with existing or new laws and regulations related to patient health information we could be subject to criminal or civil sanctions.

FEDERAL AND STATE HEALTH CARE REFORM, OR CHANGES IN THE INTERPRETATION OF GOVERNMENT-SPONSORED HEALTH CARE PROGRAMS, MAY HAVE AN ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Federal and state governments have recently focused significant attention on health care reform. In recent years, many legislative proposals have been introduced or proposed in Congress and some state legislatures that would effect major changes in the health care system. Among the proposals which are being or have been considered are cost controls on hospitals, insurance reforms and the creation of a single government health plan that would cover all citizens. Some proposals under consideration, or others which may be introduced, could, if adopted, have a material adverse effect on our financial condition and results of operations. We cannot predict which, if any, proposal that has been or will be considered will be adopted or what effect any future legislation will have on us.

WE MAY NOT BE ABLE TO SUCCESSFULLY RECRUIT ADDITIONAL AND RETAIN EXISTING QUALIFIED PHYSICIANS TO SERVE AS OUR INDEPENDENT CONTRACTORS OR EMPLOYEES.

         Our business strategy is dependent upon our ability to recruit and retain qualified neonatologists and perinatologists. We compete with many types of health care providers, including teaching, research, and government institutions, for the services of qualified physicians. In addition, upon the expiration of the employment contracts of our affiliated physicians, which typically have terms of three to five years, we generally seek the renewal of such contracts. We may not be able to continue to recruit and retain, through renewal of existing contracts or otherwise, a sufficient number of qualified neonatologists and perinatologists who provide services in markets served by us on terms similar to our current arrangements. Our inability to recruit additional or retain our current physicians on terms that are similar to our current arrangements (or that are otherwise acceptable to us) could adversely affect our ability to service existing or new units at hospitals or expand our business, which could have a material adverse effect on our financial condition and results of operations.

WE MAY BE SUBJECT TO MALPRACTICE AND OTHER LAWSUITS, SOME OF WHICH WE MAY NOT BE FULLY INSURED AGAINST.

         Our business entails an inherent risk of claims medical malpractice claims against our physicians and us. We periodically become involved as a defendant in medical malpractice lawsuits, some of which are currently ongoing, and are subject to the attendant risk of substantial damage awards. A significant source of potential liability is negligence or alleged negligence by physicians employed or contracted by us or our affiliated professional contractors. To the extent these physicians are our employees, or are regarded as our agents, we could be held liable. In addition, our contracts with hospitals generally require us to indemnify them and their affiliates for losses resulting from the negligence of physicians who are associated with us.

         From time to time we have been subject to other lawsuits. We recently settled a class action lawsuit brought by a class of open market purchasers of our common stock. The class action lawsuit alleged that we had violated federal securities laws. We may be subject to lawsuits in the future which may involve large claims and significant defense costs. Although we currently maintain liability insurance intended to cover such claims, the coverage limits of such insurance policies may prove to be inadequate or all such claims may not be covered by the insurance. In addition, our commercial insurance policies must be renewed annually. We cannot assure you that a pending or future lawsuits will not be successful or, if successful, will not exceed the limits of our available insurance coverage or that this coverage will continue to be available at acceptable costs and on favorable terms. Liabilities in excess of our insurance coverage could have a material adverse effect on our financial condition and results of operations. In addition, claims, regardless of their merit or eventual outcome, also may have a material adverse effect on our business and reputation.

WE MAY WRITE-OFF INTANGIBLE ASSETS, SUCH AS GOODWILL.

         Recent accounting rules require that we evaluate long-lived assets, including goodwill and other identifiable intangibles, at each balance sheet date and record an impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. Under current standards, the recoverability of such assets, which consist primarily of goodwill, is measured by a comparison of the carrying value of the assets to the future undiscounted cash flows before interest charges to be generated by the assets. For goodwill, we consider external factors relating to each acquired business, including hospital and physician contract charges, local market developments, changes in third-party payments, national health care trends, and other publicly-available information. If these factors indicate that goodwill is impaired, the impairment to be recognized is measured as the excess of the carrying value over the estimated fair value. As circumstances after an acquisition can change, we cannot assure you that the value of intangible assets will be realized by us. If we record an impairment of our intangible assets, it could have an adverse effect on our results of operations for the year in which the impairment is recorded.

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

IF WE DO NOT MAINTAIN EFFECTIVE AND EFFICIENT INFORMATION SYSTEMS, OUR OPERATIONS MAY BE ADVERSELY AFFECTED.

         Our operations are dependent on the continued and uninterrupted performance of our information systems. Failure to maintain reliable information systems or disruptions in our information systems could cause disruptions in our business operations, including disruptions in billing and collections; loss of existing patients; difficulty in satisfying requirements of contractual obligations with hospitals; disputes with patients and payors; problems maintaining patient privacy and confidentiality, patient records, research and other databases; regulatory problems; decreased intra-company communications; increased administrative expenses; or other adverse consequences, any or all of which could have a material adverse effect on our operations.

OUR QUARTERLY RESULTS WILL LIKELY FLUCTUATE, WHICH COULD CAUSE THE VALUE OF OUR COMMON STOCK TO DECLINE.

         We have recently experienced and expect to continue to experience quarterly fluctuations in our net patient service revenue and associated net income primarily due to volume and cost fluctuations. We have significant fixed operating costs, including physician costs, and, as a result, are highly dependent on patient volume and capacity utilization of our affiliated professional contractors to sustain profitability. Our results of operations for any quarter are not necessarily indicative of results of operations for any future period or full year. As a result, our results of operations may fluctuate significantly from period to period. In addition, there recently has been significant volatility in the market price of securities of health care companies that in many cases we believe has been unrelated to the operating performance of these companies. We believe that certain factors, such as legislative and regulatory developments, quarterly fluctuations in our actual or anticipated results of operations, lower revenues or earnings than those anticipated by securities analysts, and general economic and financial market conditions, could cause the price of our common stock to fluctuate substantially.

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

         Our net patient service revenue is derived primarily from fee-for-service billings for patient care provided by our physicians and from administrative fees. Our arrangements with certain hospitals provide that if the hospital does not generate sufficient patient volume it will pay us administrative fees in order to guarantee that we receive a specified minimum revenue level. We also receive administrative fees from hospitals for administrative services performed by physicians providing medical director services at the hospital. Administrative fees accounted for 6%, 7% and 6% of our net patient service revenue during 1999, 2000 and 2001, respectively. Our contractual arrangements with hospitals generally are for periods of one to five years and may be terminated by us or the hospital upon 90 days' written notice. While we have in most cases been able to renew these arrangements, hospitals may cancel or not renew our arrangements, or may not pay us administrative fees in the future. To the extent that our arrangements with hospitals are canceled, or are not renewed or replaced with other arrangements with at least as favorable terms, our financial condition and results of operations could be adversely affected. In addition, to the extent our physicians lose their privileges in hospitals or hospitals enter into arrangements with other physicians, our revenues could be adversely affected.

OUR INDUSTRY IS ALREADY COMPETITIVE, AND INCREASED COMPETITION COULD ADVERSELY AFFECT OUR REVENUES.

         The health care industry is competitive and subject to continual changes in the method in which services are provided and the manner in which health care providers are selected and compensated. We believe that private and public reforms in the health care industry emphasizing cost containment and accountability will result in an increasing shift of neonatal and perinatal care from highly fragmented, individual or small practice providers to larger physician groups. Companies in other health care industry segments, such as managers of other hospital-based specialties or currently expanding large physician group practices, some of which have greater financial and other resources than we do, may become competitors in providing neonatal, perinatal and pediatric intensive care physician services to hospitals. We may not be able to continue to compete effectively in this industry, additional competitors may enter our markets, and this increased competition may have an adverse effect on our revenues.

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

         As of December 31, 2001, there were 24,961,103 shares of our common stock outstanding, all of which are freely tradable without restriction, with the following exceptions:

         o 829,089 shares, which are owned by certain of our officers, directors and affiliates, may be resold publicly at any time subject to the volume and other restrictions under Rule 144 of the Securities Act of 1933; and

         o 2,254,893 shares, which are owned by Welsh, Carson, Anderson & Stowe VII, L.P. and certain of its affiliates, may not be resold without our consent until May 15, 2002.

         As of December 31, 2001, there were also:

         o 6,723,116 shares of our common stock reserved for issuance under options issued pursuant to our amended and restated stock option plan, of which options for an aggregate of 4,844,860 shares of common stock were issued and outstanding and options for an aggregate of 2,653,856 shares of common stock were exercisable;

         o 848,931 shares of our common stock reserved for issuance under presently exercisable stock options issued by Magella which options were exercisable into shares of our common stock at the time of our acquisition of Magella;

         o 437,566 shares of our common stock reserved for issuance under our employee stock purchase plans; and

         o 35,000 shares of our common stock reserved for issuance under convertible notes issued by Magella which were convertible into shares of our common stock at the time of our acquisition of Magella.

         All shares of common stock issued under the convertible notes, upon the exercise of stock option or under our employee stock purchase plans will be freely tradable, subject to the volume trading limitations under Rule 144 of the Securities Act of 1933 in respect of shares acquired by our affiliates. Our stock options and convertible notes, entitle holders to purchase shares of our common stock at prices which may be less than the current market price per share of our common stock. Holders of these options and convertible notes will usually exercise or convert them at a time when the market price of our common stock is greater than their exercise price or conversion price, as the case may be. Accordingly, the exercise or conversion of these options and convertible notes and subsequent sale of our common stock could reduce the market price for our common stock and result in dilution to our then shareholders.

IF WE ENTER INTO A SIGNIFICANT NUMBER OF SHARED-RISK CAPITATED ARRANGEMENTS WITH CERTAIN PAYORS, SUCH ARRANGEMENTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The evolving managed care environment has created substantial cost containment pressures for the health care industry. Our contracts with payors and managed care organizations traditionally have been fee-for-service arrangements. At December 31, 2001, we had relatively few "capitated" and "case rate" arrangements with certain payors. Under capitated payment arrangements, we receive a flat fee monthly based on the number of individuals covered by that particular insurance plan regardless of the number of patients or types of treatment we provide, and under a case rate payment arrangement, we receive a fixed dollar amount per patient. If we enter into similar arrangements in the future our financial condition and results of operations may be adversely affected if we are unable to manage our risks under these arrangements.

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

FORWARD LOOKING STATEMENTS MAY PROVE INACCURATE.

         Certain information included or incorporated by reference in this Annual Report may be deemed to be "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, that address activities, events or developments that Pediatrix intends, expects, projects, believes or anticipates will or may occur in the future are forward looking statements. Such statements are characterized by terminology such as "believe", "hope", "may", "anticipate", "should", "intend", "plan", "will", "expect", "estimate", "project", "positioned", "strategy" and similar expressions. These statements are based on assumptions and assessments made by Pediatrix's management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward looking statements. We disclaim any duty to update any forward looking statements. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the risk factors discussed above.

ITEM 2. PROPERTIES

         We lease our corporate office located in Sunrise, Florida (approximately 80,000 square feet). During 2001, we leased space in other facilities in various states for our business and medical offices, storage space, and temporary housing of medical staff, with aggregate annual rents of approximately $5,100,000. See Note 9 to our Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

         We are subject to various inquiries, investigations and proceedings by governmental agencies relating to Medicaid, Medicare and Tricare reimbursement and other issues. In April 1999, we received requests from investigators in Arizona, Colorado and Florida for information relating to our billing practices for services reimbursed by the Medicaid programs in these states and the Tricare program for military dependents. We settled the Arizona and Florida investigations in 2000. However, the Colorado Medicaid and Tricare investigations, which involve criminal, civil and administrative components, are active and ongoing, and these matters, along with the Arizona and Florida matters, have prompted inquiries by Medicaid officials in other states. We cannot predict whether the Colorado investigation or any other inquiries will have a material adverse effect on our business, financial condition or results of operations or on the trading prices of our shares. We believe that additional billing audits, inquiries and investigations from government agencies will continue to occur in the ordinary course of our business and in the health care services industry in general from time to time. See "Government Regulation" and "Risk Factors--From time to time we are subject to billing investigations by federal and state government authorities which could have an adverse effect on our business and results of operations and the trading prices of our shares" above.

         During the ordinary course of business, we have also become a party to pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice and are generally covered by insurance. We believe, based upon our review of these pending matters, that the outcome of such legal actions and proceedings, individually or in the aggregate, will not have a material adverse effect on our financial condition, results of operations or liquidity, notwithstanding any possible lack of insurance recovery. If liability results from medical malpractice claims, there can be no assurance that our medical malpractice insurance coverage will be adequate to cover liabilities arising out of such proceedings. See "Risk Factors--We may be subject to malpractice and other lawsuits, some of which we may not be fully insured against" above.

         On December 14, 2001, we announced that we had reached an agreement in principle to settle the securities class action litigation filed against us and certain of our officers in the United States District Court for the Southern District of Florida for a cash payment of $12.0 million. On February 7, 2002, we and certain of our officers executed a definitive agreement relating to the settlement, and on February 28, 2002, the settlement was approved by a preliminary order of the District Court. The settlement remains subject to final approval of the District Court, and a hearing is scheduled to be held on May 3, 2002 to seek such final approval. We expect that our insurance coverage will adequately cover the financial terms of the settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fiscal quarter ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         Pediatrix common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "PDX". The following table sets forth, for the periods indicated, the high and low sales prices for the common stock as reported on the NYSE.

                                                    High             Low
                                                    ----             ---
                2000
                ----
                First Quarter                    $  12.00        $    6.75
                Second Quarter                      11.88             6.44
                Third Quarter                       16.50            11.25
                Fourth Quarter                      25.69            12.88

                2001
                ----
                First Quarter                       25.82            18.98
                Second Quarter                      33.20            21.30
                Third Quarter                       41.15            30.56
                Fourth Quarter                      43.17            24.00

         As of March 20, 2002, there were approximately 125 holders of record of the 25,483,095 outstanding shares of Pediatrix common stock. The closing sales price for Pediatrix common stock on March 20, 2002 was $38.42 per share.

         We did not declare or pay any cash dividends on our common stock in 2000 or 2001, nor do we currently intend to declare or pay any cash dividends in the future, but instead we intend to retain all earnings for the operation and expansion of our business. The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, results of operations, capital requirements, our general financial condition, general business conditions and contractual restrictions on payment of dividends, if any, as well as such other factors as the Board of Directors may deem relevant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" below.

ITEM 6. SELECTED FINANCIAL DATA

         The selected consolidated financial data set forth as of and for each of the five years in the period ended December 31, 2001, have been derived from the Consolidated Financial Statements, which statements have been audited. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and the notes thereto included elsewhere herein.


                                                                     Years Ended December 31,
                                             -------------------------------------------------------------------------
                                               1997            1998            1999            2000            2001
                                             ---------       ---------       ---------       ---------       ---------
                                                    (in thousands, except per share and other operating data)

CONSOLIDATED INCOME
STATEMENT DATA:

Net patient service revenue(1)(2)            $ 128,850       $ 185,422       $ 227,042       $ 243,075       $ 354,595
                                             ---------       ---------       ---------       ---------       ---------
Operating expenses:
   Practice salaries and benefits               69,087          98,504         126,972         148,476         197,581
   Practice supplies and other
     operating expenses                          2,993           5,679           9,341          11,022          14,297
   General and administrative expenses          19,171          23,615          33,655          44,895          62,841
   Depreciation and amortization                 4,522           8,673          12,068          13,810          21,437
                                             ---------       ---------       ---------       ---------       ---------
Total operating expenses                        95,773         136,471         182,036         218,203         296,156
                                             ---------       ---------       ---------       ---------       ---------
Income from operations                          33,077          48,951          45,006          24,872          58,439
Investment income                                2,102             564             296             358             309
Interest expense                                  (324)         (1,013)         (2,697)         (3,771)         (2,538)
                                             ---------       ---------       ---------       ---------       ---------
Income before income taxes                      34,855          48,502          42,605          21,459          56,210
Income tax provision                            13,942          19,403          17,567          10,473          25,782
                                             ---------       ---------       ---------       ---------       ---------
Net income                                   $  20,913       $  29,099       $  25,038       $  10,986       $  30,428
                                             =========       =========       =========       =========       =========

PER SHARE DATA:
Net income per common share:

   Basic                                     $    1.39       $    1.91       $    1.61       $    0.70       $    1.44
                                             =========       =========       =========       =========       =========
   Diluted                                   $    1.33       $    1.82       $    1.58       $    0.68       $    1.36
                                             =========       =========       =========       =========       =========

Weighted average shares used in
 computing net income per common share:

   Basic                                        15,021          15,248          15,513          15,760          21,159
                                             =========       =========       =========       =========       =========
   Diluted                                      15,743          15,987          15,860          16,053          22,478
                                             =========       =========       =========       =========       =========



                                                                     Years Ended December 31,
                                             -------------------------------------------------------------------------
                                               1997            1998            1999           2000             2001
                                             ---------       ---------       ---------       ---------       ---------
                                                     (in thousands, except per share and other operating data)

OTHER OPERATING DATA:
Number of physicians at end of period              260             350             434             452            588
Number of births                               200,616         268,923         337,480         381,602        450,205
NICU admissions                                 21,203          27,911          33,942          39,272         48,186
NICU patient days                              325,199         450,225         548,064         637,957        804,293

CONSOLIDATED BALANCE SHEET
   DATA:
Cash and cash equivalents                    $  18,562       $     650       $     825       $   3,075      $  27,557
Working capital (deficit)(3)                    53,908          14,915         (16,352)          2,108         34,381
Total assets                                   203,719         270,658         334,790         324,734        573,099
Total liabilities                               40,010          63,265         105,903          82,834         94,247
Borrowings under line of credit                     --           7,850          48,393          23,500             --
Long-term debt and capital lease
   obligations, including current
   maturities                                    2,750           2,550           2,350              --          3,206
Shareholders' equity                           163,709         201,051         228,887         241,900        478,852



(1) The Company adds new physician practices as a result of acquisitions and internal marketing activities. The increase in net patient service revenue related to acquisitions (including our acquisition of Magella) and internal marketing activities was approximately $50.0 million, $49.5 million, $13.9 million and $86.6 million for the years ended December 31, 1998, 1999, 2000, and 2001, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

(2) Net patient service revenue for the year ended December 31, 2000, included a charge of $6.5 million, which was recorded during the quarter ended June 30, 2000, to increase the allowance for contractual adjustments and uncollectible accounts. This charge was attributable to management's assessment of accounts receivable, which was revised to reflect the changes occurring in the Company's collection rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

(3) At December 31, 1999 and 2000, the balance outstanding on the Company's line of credit was classified as a current liability.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion highlights the principal factors affecting our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto appearing elsewhere in this Form 10-K. The operating results for the periods presented were not significantly affected by inflation.

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

         On May 15, 2001, we acquired Magella Healthcare Corporation ("Magella") in a merger transaction (the "Merger"). The total purchase price for Magella was $173.6 million, which we paid in shares of our common stock. In connection with the Merger, we recorded assets totaling approximately $232.8 million, including approximately $206.5 million in goodwill, and assumed liabilities of approximately $59.2 million. As a result of the merger, Magella became a wholly owned subsidiary of Pediatrix and the former stockholders of Magella became shareholders of Pediatrix. The Merger has been accounted for by Pediatrix as an acquisition of Magella under the purchase method of accounting for business combinations. This discussion and the Consolidated Financial Statements included elsewhere in this report reflect our operations and financial results of the Company, which from May 15, 2001, includes the business and operations of Magella.

         In addition to the Merger, we completed six acquisitions and added seven NICUs through our internal marketing activities during 2001. We have developed integrated regional networks, including both neonatology and perinatology, in the Austin, Dallas-Fort Worth, Denver-Colorado Springs, Des Moines, Kansas City, Las Vegas, Phoenix-Tucson, Reno, San Antonio, San Jose, Seattle-Tacoma and Southern California metropolitan areas and intend to develop additional regional and statewide networks. We believe that these networks, augmented by ongoing marketing and acquisition efforts, will strengthen our position with managed care organizations and other third party payors.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reporting of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Certain of our accounting policies are critical to understanding our financial statements because their application places significant demands on management's judgment, with financial reporting results relying on estimates of matters that are inherently uncertain.

         We believe that the critical accounting policies described in the following paragraphs affect the most significant estimates and assumptions used in the preparation of our consolidated financial statements. For all these policies, we caution that future events rarely develop exactly as estimated, and the best estimates routinely require adjustment.

REVENUE RECOGNITION

         We recognize patient service revenue at the time services are provided by our affiliated physicians. Patient service revenue is presented net of an estimated provision for contractual adjustments and uncollectibles. Management estimates allowances for contractual adjustments and uncollectibles on accounts receivable based on historical and other factors, including an evaluation of expected adjustments and delinquency rates, past adjustment and collection experience in relation to amounts billed, current economic conditions, and other relevant information. Contractual adjustments result from the difference between the physician rates for services performed and reimbursements by government-sponsored health care programs and insurance companies for such services. The evaluation of these factors involves complex, subjective judgments. Changes in these factors may significantly impact our Consolidated Financial Statements. See Notes 2 and 3 to our Consolidated Financial Statements for additional information regarding adjustments to these allowances.

PROFESSIONAL LIABILITY COVERAGE

         We maintain professional liability coverage, which indemnifies us and our health care professionals on a claims-made basis with a portion of self insurance retention. We record a liability for self-insured deductibles and an estimate of liabilities for claims incurred but not reported based on an actuarial valuation which is based on historical loss patterns. An inherent assumption in such estimates is that historical loss patterns can be used to predict future patterns with reasonable accuracy. Because many factors can affect past and future loss patterns, the effect of changes in such factors on our estimates must be carefully evaluated. The evaluation of these factors involves complex, subjective judgments. Insurance liabilities are necessarily based on estimates, and actual results may vary significantly from such estimates. Liabilities for claims incurred but not reported are not discounted.

GOODWILL

         We record acquired assets and liabilities at their respective fair values under the purchase method of accounting, recording to goodwill the excess of cost over the fair value of the net assets acquired. Goodwill related to acquisitions completed prior to July 1, 2001 was amortized through the year ended December 31, 2001 on a straight-line basis over 25 years.

         We evaluate long-lived assets, including goodwill and identifiable intangibles, at least annually and record an impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. The recoverability of such assets, which consist primarily of goodwill, is measured by a comparison of the carrying value of the assets to the future undiscounted cash flows before interest charges to be generated by the assets. For goodwill, we consider various factors relating to each acquired business, including hospital and physician contract changes, local market developments, changes in third-party payments, national health care trends, and other publicly-available information. If these factors indicate that goodwill is impaired, the impairment to be recognized is measured as the excess of the carrying value over the fair value. Long-lived assets, including goodwill and identifiable intangibles, to be disposed of are reported at the lower of the carrying value or fair value less disposal costs. We do not believe there are any indicators that would require an adjustment to such assets or their estimated periods of recovery at December 31, 2001 pursuant to the current accounting standards. However, the evaluation of these factors involves complex, subjective judgments, and actual results may vary significantly from such estimates. See "Accounting Matters" below and Note 2 to our Consolidated Financial Statements.

         Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. For example, our financial statements are presented on a consolidated basis with our affiliated professional associations, corporations and partnerships (the "PA Contractors") because we or one of our subsidiaries have entered into management agreements with our PA Contractors meeting the criteria set forth in the Emerging Issues Task Force Issue 97-2 for a "controlling financial interest". Our management agreements are further described in Note 2 to our Consolidated Financial Statements. Such policies often require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance and such matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standard setters appear likely to cause a material change in our accounting policies, outcomes cannot be predicted with confidence. Also see Note 2 to our Consolidated Financial Statements, which discusses accounting policies that have been selected by management.

PAYOR MIX

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

         Our payor mix is comprised of government (principally Medicaid), contracted managed care, other third parties and private pay patients. We benefit from the fact that most of the medical services provided at the NICU or PICU are classified as emergency services, a category typically classified as a covered service by managed care payors. In addition, we benefit when patients are covered by Medicaid, despite Medicaid's lower reimbursement rates as compared with other payors, because typically these patients would not otherwise be able to pay for services due to lack of insurance coverage. However, a significant increase in the government, managed care or capitated components of our payor mix at the expense of other third party payors, as we have experienced in the last few years, could result in reduced reimbursement rates and, in the absence of increased patient volume, could have a material adverse effect on our financial condition and results of operations. See our description of the charge recorded in 2000 under "Results of Operations - Year Ended December 31, 2000, as Compared to Year Ended December 31, 1999" below. The following is a summary of our payor mix, expressed as a percentage of net patient service revenue, exclusive of administrative fees, for the periods indicated.

                                              Years Ended December 31,
                                          --------------------------------
                                          1999          2000          2001
                                          ----          ----          ----
         Government                        21%           21%           23%
         Contracted managed care           45%           48%           49%
         Other third parties               33%           30%           27%
         Private pay                        1%            1%            1%
                                          ---           ---           ---
                                          100%          100%          100%
                                          ===           ===           ===

         The payor mix shown above is not necessarily representative of the amount of services provided to patients covered under these plans. For example, services provided to patients covered under government programs represented approximately 45% of our total gross patient service revenue but only 23% of our net patient service revenue during 2001.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain information related to our operations expressed as a percentage of our net patient service revenue (patient billings net of contractual adjustments and uncollectibles, and including administrative fees):


                                                               Years Ended December 31,
                                                          ----------------------------------------
                                                          1999             2000              2001
                                                          -----            -----            ------
         Net patient service revenue                        100%             100%             100%
                                                          -----            -----            -----
         Operating expenses:
           Practice salaries and benefits                  55.9             61.1             55.7
           Practice supplies and other operating
              expenses                                      4.1              4.5              4.0
           General and administrative expenses
                                                           14.9             18.5             17.7
           Depreciation and amortization                    5.3              5.7              6.1
                                                          -----            -----            -----
              Total operating expenses                     80.2             89.8             83.5
                                                          -----            -----            -----
           Income from operations                          19.8             10.2             16.5
         Other income (expense), net                       (1.1)            (1.4)            (0.6)
                                                          -----            -----            -----
           Income before income taxes                      18.7              8.8             15.9
         Income tax provision                               7.7              4.3              7.3
                                                          -----            -----            -----
           Net income                                      11.0%             4.5%             8.6%
                                                          =====            =====            =====


YEAR ENDED DECEMBER 31, 2001 AS COMPARED TO YEAR ENDED DECEMBER 31, 2000

         Our net patient service revenue increased $111.5 million, or 45.9%, to $354.6 million for the year ended December 31, 2001, as compared with $243.1 million for the same period in 2000. Net patient service revenue for the year ended December 31, 2000 included a charge of $6.5 million, which was recorded during the quarter ended June 30, 2000, to increase the allowance for contractual adjustments and uncollectible accounts.

         Excluding the $6.5 million charge, net patient service revenue increased by $105.0 million, or 42.1%, for the year ended December 31, 2001. Of this $105.0 million increase, approximately $86.5 million, or 82.4%, was attributable to new units at which we provide services as a result of acquisitions, including units that were obtained in the Merger. Same unit patient service revenue increased approximately $18.5 million, or 7.6%, for the year ended December 31, 2001. The increase in same unit net patient service revenue is primarily the result of (i) improved collection performance due to process changes implemented in the last 18 months including the regionalization of billing and collection functions; (ii) improved managed care contracting;
(iii) the flow through of price increases implemented after the completion of the Merger; (iv) higher acuity level of patient services billed; and (v) volume increases. Same units are those units at which we provided services for all of 2001 and 2000.

         Practice salaries and benefits increased $49.1 million, or 33.1%, to $197.6 million for the year ended December 31, 2001, as compared with $148.5 million for the same period in 2000. The increase was attributable to new physicians and other clinical staff as a result of the Merger, and to support new unit growth and volume growth at existing units.

         Practice supplies and other operating expenses increased $3.3 million, or 29.7%, to $14.3 million for the year ended December 31, 2001, as compared with $11.0 million for the same period in 2000. Of this $3.3 million increase, approximately $1.6 million was attributable to increased costs related to the Merger. The remaining approximately $1.7 million was primarily attributable to:
(i) increases in rent for medical equipment and medical office space; and (ii) an increase in medical supplies related to the growth in our national hearing screen program.

         General and administrative expenses include all salaries and benefits and supplies and other operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $17.9 million, or 40.0%, to $62.8 million for the year ended December 31, 2001, as compared to $44.9 million for the same period in 2000. Of this $17.9 million increase, approximately $8.2 million, or 45.8%, was attributable to increased costs for services provided to the practices acquired in the Merger. Approximately $9.7 million, or 54.2%, was primarily due to an increase costs for: (i) salaries and benefits for billing and collections personnel as we continued our regionalization of billing and collection functions; (ii) legal fees related to government investigations and our class action lawsuit; (iii) rent and other operating expenses related to the expansion of our regional billing and collection offices; and (iv) information services for the development and support of clinical and operational systems.

         Depreciation and amortization expense increased by approximately $7.6 million, or 55.2% to $21.4 million for the year ended December 31, 2001, as compared with $13.8 million for the same period in 2000, primarily as a result of depreciation on fixed asset additions and amortization of goodwill in connection with the Merger and other acquisitions.

         Income from operations increased approximately $33.5 million, or 135.0%, to approximately $58.4 million for the year ended December 31, 2001, as compared with $24.9 million for the same period in 2000. Our operating margin increased 6.3 percentage points to 16.5% for the year ended December 31, 2001, as compared to 10.2% for the same period in 2000. Excluding the $6.5 million charge to revenue in the 2000 period, income from operations increased $27.0 million and operating margin increased 3.9 percentage points.

         We recorded net interest expense of approximately $2.2 million for the year ended December 31, 2001, as compared with net interest expense of approximately $3.4 million for the same period in 2000. The decrease in interest expense in 2001 is primarily the result of a net reduction in the average balance outstanding under our line of credit.

         Our effective income tax rate was approximately 45.9% and 48.8% for the years ended December 31, 2001 and 2000, respectively. The decrease in the tax rate for the year ended December 31, 2001 is primarily due to the reduction of non-deductible amounts associated with goodwill as a percentage of our pretax income.

         Net income increased to approximately $30.4 million for the year ended December 31, 2001, as compared to $11.0 for the same period in 2000.

         Diluted net income per common and common equivalent share was $1.36 on weighted average shares of 22.5 million for the year ended December 31, 2001, as compared to $.68 on the weighted average shares of 16.1 million for the year ended December 31, 2000. The significant increase in the weighted average shares outstanding is due to: (i) the shares issued in the Merger which were outstanding from May 15, 2001; (ii) the dilutive effect of convertible notes and stock options assumed in the Merger; and (iii) an increase in our stock price.

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

         o a significant decline in the reimbursement from non-contracted payors. Approximately 30% of our Company's net patient service revenue, exclusive of administrative fees, is derived from payors that do not have a contractual relationship with us. Historically, we have received a significant portion of our billed charges as reimbursement from these payors, although in late 1999 and throughout 2000 we realized a decline in our collections as a percentage of charges billed to these companies. This decline is primarily due to a reduction in the payors' established "usual and customary" rates (rates set by insurance companies as reimbursement for non-contracted services) and the passage of legislation in some states that limits our ability to collect from patients. While we appeal the payor's usual and customary determination, we have seen continued delays in settlement of receivables under appeal and increased instances of the payor denying any additional payment.

         o continued difficulties in the health care reimbursement environment, primarily with managed care payors.

         o disruption within our collection offices due to the billing inquiries and the transition to a regional collection structure. During 2000 and the last half of 1999, the billing and collection functions realized significant disruption as we allocated resources within those departments to obtain information requested in the billing inquiries. Additionally, we transitioned our collection function into a regional structure which included the movement of collection activities for certain billings. This transition of collection responsibility resulted in a certain level of disruption due to the lack of continuity in the collection function.

         Excluding the $6.5 million charge, net patient service revenue increased by $22.5 million, or 9.9%, for the year ended December 31, 2000. Of this $22.5 million increase, approximately $13.9 million, or 61.8%, was attributable to new units, including units at which we provide services as a result of acquisitions. Same unit patient service revenue increased approximately $8.6 million, or 3.8%, for the year ended December 31, 2000. Same units are those units at which we provided services for all of 2000 and 1999. While we realized growth in same unit revenue, the increase was at a lower rate than the growth in services provided during 2000. The lower rate of growth was the result of an increased use of non-critical care codes in 2000 as compared to 1999, and a higher provision for contractual adjustments and uncollectible accounts.

         Practice salaries and benefits increased $21.5 million, or 16.9%, to $148.5 million for the year ended December 31, 2000, as compared with $127.0 million for the same period in 1999. The increase was primarily attributable to hiring new physicians and other clinical staff, to support new unit growth and volume growth at existing units.

         Practice supplies and other operating expenses increased $1.7 million, or 18.0%, to $11.0 million for the year ended December 31, 2000, as compared with $9.3 million for the same period in 1999. The increase was primarily attributable to increased costs related to the addition of new outpatient offices.

         General and administrative expenses increased $11.2 million, or 33.4%, to $44.9 million for the year ended December 31, 2000, as compared to $33.7 million for the same period in 1999. Of this $11.2 million increase, approximately $9.0 million, or 80.4%, was attributable to an increase in: (i) salaries and benefits for billing and collections personnel as we continued our regionalization of our billing and collection functions; (ii) information services for the development and support of clinical and operational systems;
(iii) additional rent expense related to our corporate and regional collection offices; (iv) increased legal fees related to government investigations; and (v) increased supply and other operating costs related to regional billing and collection offices.

         Depreciation and amortization expense increased by approximately $1.7 million, or 14.4%, to $13.8 million for the year ended December 31, 2000, as compared with $12.1 million for the same period in 1999, primarily as a result of depreciation on fixed asset additions and amortization of goodwill in connection with acquisitions.

         Income from operations decreased approximately $20.1 million, or 44.7%, to approximately $24.9 million for the year ended December 31, 2000, as compared with $45.0 million for the same period in 1999. Excluding the $6.5 million charge to revenue, income from operations declined $13.6 million.

         Operating margin declined to 10.2% in 2000 from 19.8% in 1999. This decline was primarily due to: (i) lower net revenue for services provided due to an increased use of non-critical care codes and a higher provision for contractual adjustments and uncollectible accounts; (ii) a charge of $6.5 million to increase the allowance for contractual adjustments and uncollectible accounts; and (iii) increased administrative costs as a result of our regionalization of billing and collection functions.

         We recorded net interest expense of approximately $3.4 million for the year ended December 31, 2000, as compared with net interest expense of approximately $2.4 million for the same period in 1999. The increase in interest expense in 2000 is primarily the result of funds used for the acquisition of physician practices and the use of our line of credit for such purposes.

         The effective income tax rate was approximately 48.8% and 41.2% for the years ended December 31, 2000 and 1999, respectively. The increase in the tax rate was due to the growth of non-deductible amounts associated with goodwill as a percentage of pretax income.

         Net income decreased 56.1% to $11.0 million for the year ended December 31, 2000, as compared to $25.0 million for the same period in 1999. Diluted net income per common and common equivalent share decreased to $.68 for the year ended December 31, 2000, compared to $1.58 for the year ended December 31, 1999.

QUARTERLY RESULTS

         The following table presents certain unaudited quarterly financial data for each of the quarters in the years ended December 31, 2000 and 2001. This information has been prepared on the same basis as the Consolidated Financial Statements appearing elsewhere in this Form 10-K and includes, in our opinion, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements and the notes thereto. We have historically experienced and expect to continue to experience quarterly fluctuations in net patient service revenue and net income. These fluctuations are primarily due to the following factors:

         o A significant number of employees, including physicians, at Pediatrix exceed the level of taxable wages for social security during the first and second quarter of the year. As a result, we incur a significantly higher payroll tax burden during those quarters.

         o A lower number of calendar days are present in the first and second quarters of the year as compared to the remainder of the year. Since we provide services in the NICU on a 24 hour basis, 365 days a year, any reduction in service days will have a corresponding reduction in net patient service revenue.

         Additionally, the quarterly results may be impacted by the timing of acquisitions and any fluctuation in patient volume. As a result, the operating results for any quarter are not necessarily indicative of results for any future period or for the full year.


                                            2000 Calendar Quarters                             2001 Calendar Quarters
                               ------------------------------------------------    ------------------------------------------------
                                 First       Second        Third       Fourth        First       Second        Third       Fourth
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
                                                      (in thousands, except for per share data)
Net patient service revenue    $  59,409    $  55,178    $  64,272    $  64,216    $  63,920    $  83,137    $ 102,784    $ 104,754
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Operating expenses:
   Practice salaries and
     benefits                     36,659       37,073       37,795       36,949       38,249       46,424       55,899       57,010
   Practice supplies and
     other operating
     expenses                      2,230        2,689        2,915        3,188        2,897        3,564        3,898        3,937
   General and
     administrative expenses      10,135       11,153       11,712       11,895       12,191       15,577       16,896       18,177
   Depreciation and
     amortization                  3,336        3,435        3,478        3,561        3,578        5,103        6,344        6,412
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Total operating expenses          52,360       54,350       55,900       55,593       56,915       70,668       83,037       85,536
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income from operations             7,049          828        8,372        8,623        7,005       12,469       19,747       19,218
Other expense, net                  (907)        (941)        (893)        (672)        (452)        (715)        (695)        (367)
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) before income        6,142         (113)       7,479        7,951        6,553       11,754       19,052       18,851
   taxes

Income tax provision               2,764          178        3,650        3,881        2,949        5,397        8,733        8,703
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net income (loss)              $   3,378    $    (291)   $   3,829    $   4,070    $   3,604    $   6,357    $  10,319    $  10,148

Per share data:
   Net income (loss)
   per common and common
   equivalent share:
        Basic                  $     .22    $    (.02)   $     .24    $     .26    $     .23    $     .32    $     .43    $     .41

        Diluted                $     .22    $    (.02)   $     .24    $     .25    $     .22    $     .30    $     .40    $     .39



         The net loss in the second quarter of 2000 was the result of a $6.5 million dollar charge against net patient service revenue to increase the allowance for contractual adjustments and uncollectible accounts. The significant increase in net patient service revenue reflected in the second, third and fourth quarters of 2001 is primarily related to the Merger which was completed on May 15, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2001, we had approximately $27.6 million of cash and cash equivalents on hand as compared to $3.1 million at December 31, 2000. Additionally, we had working capital of approximately $34.4 million at December 31, 2001, an increase of $32.3 million from working capital of $2.1 million at December 31, 2000.

         We generated cash flow from operating activities of $24.0 million, $36.1 million and $90.3 million for the years ended December 31, 1999, 2000 and 2001, respectively. In 2000, we realized a significant increase in the cash provided from operating activities as compared to 1999. This increase was primarily due to a significant reduction in days' revenue outstanding in accounts receivable, primarily in the second half of 2000, and a significant decrease in income taxes paid due to a decline in pre-tax income. In 2001, we continued to realize a significant increase in cash provided from operating activities as compared to 2000. This increase was due to the continued reduction in days' revenue outstanding combined with the impact of the Merger on cash provided from operating activities.

         During 2001, we completed the acquisition of six physician practices, using approximately $19.8 million in cash. These acquisitions were funded principally by cash generated from operations.

         In the third quarter of 2001, we refinanced our $75 million line of credit, which matured on September 30, 2001, with an amended and restated credit agreement (the "Line of Credit") in the amount of $100 million. At our option, the Line of Credit, which matures on August 14, 2004, bears interest at either the prime rate or the Eurodollar rate plus an applicable margin rate ranging from 2% to 2.75%. The Line of Credit is collateralized by substantially all of our assets. We are subject to certain covenants and restrictions specified in our Line of Credit, including covenants that require us to maintain a minimum level of net worth and earnings and a restriction on the payment of dividends and certain other distributions, as specified therein. At December 31, 2001, we are in compliance with such financial covenants. We had no outstanding balance under our Line of Credit at December 31, 2001, as compared to $23.5 million at December 31, 2000. The decrease is primarily due to the increase in cash provided from operations. At December 31, 2001, we had $100 million available under our Line of Credit.

         We maintain professional liability coverage that indemnifies us and our health care professionals on a claims-made basis for losses incurred related to medical malpractice litigation with a portion of self insurance retention. We record a liability for self-insured deductibles and an estimated liability for malpractice claims incurred but not reported based on an actuarial valuation. Our current professional liability insurance policy expires May 1, 2002, and we are currently reviewing our coverage options, which will include a higher self-insured retention. We also maintain directors and officers insurance coverage that indemnifies us for losses incurred related to securities litigation and other litigation brought against management. Our current professional liability and directors and officers insurance coverage expires on November 30, 2002. There can be no assurance that we will be able to obtain substantially similar coverage for professional liability and directors and officers insurance upon expiration or that such coverage will be available at acceptable costs or on favorable terms.

         The health care services industry is highly regulated. We believe that billing audits, inquiries and investigations by government agencies will continue to occur in the ordinary course of our business and in the health care services industry in general. In response to such billing audits, inquiries and investigations, our affiliated physicians could take an unduly conservative approach to coding for their services by, for example, increasing the use of non-critical care codes, for which our reimbursement is lower than critical care codes, as they may have in the past. If they were to do this, we could receive lower reimbursements from third party payors which could have a material adverse effect on our liquidity and capital resources.

         We expect that our insurance coverage will adequately cover the financial terms of our recent settlement of the class action securities litigation filed against us and certain of our directors in the United States District Court for the Southern District of Florida and, therefore, that the settlement will not have a material adverse effect on our liquidity.

         Our annual capital expenditures have typically been for computer hardware and software and for furniture, equipment and improvements at the corporate headquarters and our regional offices. During the year ended December 31, 2001, capital expenditures amounted to approximately $7.1 million.

         At December 31, 2001, the Company had certain obligations and commitments under promissory notes, capital leases and operating leases totaling approximately $32.8 million. Such amount consisted of approximately $3.2 million in obligations under promissory notes and capital lease obligations, and approximately $29.6 million in commitments under operating leases. Such obligations mature as follows: 2002 - $7.2 million; 2003-2004 - $17.2 million; 2005-2006 - $7.7 million; and $0.7 million thereafter.

         We anticipate that funds generated from operations, together with cash on hand, and funds available under our Line of Credit, will be sufficient to meet our working capital requirements, finance our required capital expenditures and meet our contractual obligations for at least the next 12 months.

ACCOUNTING MATTERS

         In June 2001, the Financial Accounting Standards Board (the "Board") issued Statements of Financial Accounting Standards No. 141 ("FAS 141"), "Business Combinations," and No. 142 ("FAS 142"),

"Goodwill and Other Intangible Assets." FAS 141 (i) requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; (ii) establishes specific criteria for the initial recognition and measurement of intangible assets separately from goodwill; and (iii) requires unallocated negative goodwill be written off immediately. FAS 142 supersedes APB 17, INTANGIBLE ASSETS, and is effective for fiscal years beginning after December 15, 2001. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. FAS 142 (i) prohibits the amortization of goodwill and indefinite-lived intangible assets, (ii) requires that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (iii) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (iv) removes the forty-year limitation on the amortization period of intangible assets that have finite lives. FAS 141 is effective for all business combinations initiated after June 30, 2001. FAS 142 is effective for fiscal years beginning after December 15, 2001 with two exceptions: (i) goodwill and intangible assets acquired after June 30, 2001 are immediately subject to the nonamortization provisions of the Statement, and (ii) the provisions of the Statement are not applicable to mutual enterprises and not-for-profit organizations until further deliberation by the Board.

         Effective July 1, 2001, we adopted the provisions of FAS 141 and the nonamortization provisions of FAS 142 pertaining to goodwill recorded in connection with acquisitions consummated subsequent to June 30, 2001. The adoption of the provisions of FAS 141 and the nonamortization provisions of FAS 142 did not have a material impact on our results of operations for the year ended December 31, 2001.

         We will fully adopt the provisions of FAS 142 in the first quarter of 2002. We are in the process of determining what our reporting units are and what amounts of goodwill, other assets, and liabilities should be allocated to those reporting units. We will no longer record approximately $20.3 million of amortization expense relating to our existing goodwill for the year ended December 31, 2002.

         FAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be completed within six months of adoption and measured as of the beginning of the fiscal year. We expect to complete the first step during the first quarter of 2002. The second step measures the amount of the impairment loss as of the beginning of the year of adoption, if any, and must be completed by the end of our fiscal year. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. We have not yet determined what effect these impairment tests will have on our financial position and results of operations.

         In October 2001, the Board issued Statement of Financial Accounting Standards No. 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 supersedes Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and addresses (i) the recognition and measurement of the impairment of long-lived assets to be held and used and (ii) the measurement of long-lived assets to be disposed of by sale. FAS 144 is effective for fiscal years beginning after December 15, 2001. We are currently assessing the impact, if any, of the adoption of this statement on the Company's financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our Line of Credit and certain operating lease agreements are subject to market risk and interest rate changes. The total amount available under our Line of Credit is $100 million. At our option, the Line of Credit bears interest at either the prime rate or the Eurodollar rate plus an applicable margin rate ranging from 2% to 2.75%. The leases bear interest at LIBOR-based variable rates. There was no outstanding principal balance on the Line of Credit at December 31, 2001. The outstanding balances related to the operating leases totaled approximately $16.8 million at December 31, 2001. Considering the total outstanding balances under these instruments at December 31, 2001 of approximately $16.8 million, a 1% change in interest rates would result in an impact to pre-tax earnings of approximately $168,000 per year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following Consolidated Financial Statements of the Company are included in this Annual Report on Form 10-K on the pages set forth below:


                                                                                        Page
                                                                                        ----
         Report of Independent Certified Public Accountants..............................35

         Consolidated Balance Sheets at December 31, 2000 and 2001.......................36

         Consolidated Statements of Income for the Years Ended
                  December 31, 1999, 2000 and 2001.......................................37

         Consolidated Statements of Shareholders' Equity for the
                  Years Ended December 31, 1999, 2000 and 2001...........................38

         Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 1999, 2000 and 2001.......................................39

         Notes to Consolidated Financial Statements......................................40


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Pediatrix Medical Group, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 on page 34 of the Annual Report in which our report is included present fairly, in all material respects, the financial position of Pediatrix Medical Group, Inc. and subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 14(a)(2) of the Annual Report on page 58 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Fort Lauderdale, Florida
January 31, 2002, except as to
the fourth paragraph of Note 9
which is as of February 28, 2002

PEDIATRIX MEDICAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)


                                                                 December 31,
                                                          --------------------------
                                                            2000              2001
                                                          --------          --------
ASSETS
Current assets:
   Cash and cash equivalents                              $  3,075          $ 27,557
   Accounts receivable, net                                 69,133            63,851
   Prepaid expenses                                            831             3,110
   Deferred income taxes                                        --             5,515
   Other assets                                                836            12,925
                                                          --------          --------

     Total current assets                                   73,875           112,958

Property and equipment, net                                  9,629            14,836
Goodwill and other assets, net                             241,230           445,305
                                                          --------          --------

     Total assets                                         $324,734          $573,099
                                                          ========          ========

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
   Line of credit                                         $ 23,500          $     --
   Accounts payable and accrued expenses                    29,878            73,203
   Current portion of long-term debt and capital
     lease obligations                                          --               531
   Income taxes payable                                      3,266             4,843
   Deferred income taxes                                    15,123                --
                                                          --------          --------

     Total current liabilities                              71,767            78,577

Long-term debt and capital lease obligations                    --             2,675
Deferred income taxes                                        7,197             9,846
Deferred compensation                                        3,870             3,149
                                                          --------          --------

     Total liabilities                                      82,834            94,247
                                                          --------          --------

Commitments and contingencies

Shareholders' equity:
   Preferred stock; $.01 par value, 1,000,000
     shares authorized, none issued and
     outstanding at December 31, 2000 and 2001                  --                --
   Common stock; $.01 par value, 50,000,000
     shares authorized at December 31, 2000
     and 2001, 15,877,815 and 24,961,103
     shares issued and outstanding at
     December 31, 2000 and 2001, respectively                  159               250
   Additional paid-in capital                              135,540           341,973
   Retained earnings                                       106,201           136,629
                                                          --------          --------

     Total shareholders' equity                            241,900           478,852
                                                          --------          --------

     Total liabilities and shareholders' equity           $324,734          $573,099
                                                          ========          ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

PEDIATRIX MEDICAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for per share data)


                                                                   Years Ended December 31,
                                                           -------------------------------------------------
                                                             1999                2000                2001
                                                           ---------           ---------           ---------
Net patient service revenue                                $ 227,042           $ 243,075           $ 354,595
                                                           ---------           ---------           ---------

Operating expenses:
   Practice salaries and benefits                            126,972             148,476             197,581
   Practice supplies and other operating expenses              9,341              11,022              14,297
   General and administrative expenses                        33,655              44,895              62,841
   Depreciation and amortization                              12,068              13,810              21,437
                                                           ---------           ---------           ---------
     Total operating expenses                                182,036             218,203             296,156
                                                           ---------           ---------           ---------

     Income from operations                                   45,006              24,872              58,439

Investment income                                                296                 358                 309
Interest expense                                              (2,697)             (3,771)             (2,538)
                                                           ---------           ---------           ---------

     Income before income taxes                               42,605              21,459              56,210

Income tax provision                                          17,567              10,473              25,782
                                                           ---------           ---------           ---------

     Net income                                            $  25,038           $  10,986           $  30,428
                                                           =========           =========           =========

Per share data:
   Net income per common and
     common equivalent share:
     Basic                                                 $    1.61           $     .70           $    1.44
                                                           =========           =========           =========
     Diluted                                               $    1.58           $     .68           $    1.36
                                                           =========           =========           =========

Weighted average shares used
     in computing net income per common
     and common equivalent share:

     Basic                                                    15,513              15,760              21,159
                                                           =========           =========           =========
     Diluted                                                  15,860              16,053              22,478
                                                           =========           =========           =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

PEDIATRIX MEDICAL GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)


                                             Common Stock
                                      ---------------------------        Additional                          Total
                                       Number of                          Paid in          Retained        Shareholders'
                                         Shares          Amount            Capital         Earnings           Equity
                                       ---------        ---------        ----------        ---------       -------------
Balance at December 31, 1998              15,400        $     154         $ 130,720        $  70,177         $ 201,051

Net income                                    --               --                --           25,038            25,038
Common stock issued under
  employee stock option and
  stock purchase plans                       225                2             2,253               --             2,255
Tax benefit related to employee
  stock options and stock
  purchase plans                              --               --               792               --               792
Other                                         --               --              (249)              --              (249)
                                       ---------        ---------         ---------        ---------         ---------

Balance at December 31, 1999              15,625              156           133,516           95,215           228,887
                                                                                                                   156

Net income                                    --               --                --           10,986            10,986
Common stock issued under
  employee stock option and
  stock purchase plans                       253                3             1,582               --             1,585
Tax benefit related to employee
  stock options and stock
  purchase plans                              --               --               442               --               442
                                       ---------        ---------         ---------        ---------         ---------

Balance at December 31, 2000              15,878              159           135,540          106,201           241,900

Net income                                    --               --                --           30,428            30,428
Common stock issued in
  connection with the Merger               7,293               73           152,417               --           152,490
Fair value of stock options
  assumed in the Merger                       --               --            18,932               --            18,932
Common stock issued under
  employee stock option and
  stock purchase plans                     1,253               13            15,820               --            15,833
Common stock issued for
  convertible notes                          537                5            11,867               --            11,872
Tax benefit related to employee
  stock options and stock
  purchase plans                              --               --             7,397               --             7,397
                                       ---------        ---------         ---------        ---------         ---------

Balance at December 31, 2001              24,961        $     250         $ 341,973        $ 136,629         $ 478,852
                                       =========        =========         =========        =========         =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

PEDIATRIX MEDICAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)


                                                                                 Years Ended December 31,
                                                                        ------------------------------------------
                                                                          1999             2000            2001
                                                                        --------         --------         --------
Cash flows from operating activities:
   Net income                                                           $ 25,038         $ 10,986         $ 30,428
   Adjustments to reconcile net income to net
      cash provided from operating activities:
     Depreciation and amortization                                        12,068           13,810           21,437
     Deferred income taxes                                                 5,729           (1,340)         (14,725)
     Loss on sale of assets                                                   --               15               --
     Changes in assets and liabilities:
       Accounts receivable                                               (16,127)           8,593           17,676
       Prepaid expenses and other assets                                     (42)            (237)          (1,765)
       Other assets                                                         (236)             (73)           5,436
       Accounts payable and accrued expenses                                 646              779           22,992
       Income taxes payable                                               (3,054)           3,616            8,857
                                                                        --------         --------         --------

         Net cash provided from operating
             activities                                                   24,022           36,149           90,336
                                                                        --------         --------         --------

Cash flows from investing activities:
   Physician group acquisition payments                                  (51,443)          (9,033)         (23,734)
   Purchase of subsidiary stock                                          (17,151)              --               --
   Purchase of property and equipment                                     (3,608)          (4,346)          (7,088)
   Proceeds from sale of assets                                               --            5,138               --
                                                                        --------         --------         --------

         Net cash used in investing activities                           (72,202)          (8,241)         (30,822)
                                                                        --------         --------         --------

Cash flows from financing activities:
   Borrowings (payments) on line of credit, net                           40,543          (24,893)         (46,900)
   Payments to refinance line of credit                                       --               --           (1,404)
   Payments on long-term debt, capital lease obligations
     and note payable                                                       (200)          (2,350)          (2,561)
   Proceeds from issuance of common stock                                  2,255            1,585           15,833
   Proceeds from issuance of subsidiary stock                              5,757               --               --
                                                                        --------         --------         --------

         Net cash provided from (used in)
           financing activities                                           48,355          (25,658)         (35,032)
                                                                        --------         --------         --------

Net increase in cash and cash
    equivalents                                                              175            2,250           24,482
Cash and cash equivalents at beginning of year                               650              825            3,075
                                                                        --------         --------         --------

Cash and cash equivalents at end of year                                $    825         $  3,075         $ 27,557
                                                                        ========         ========         ========

Supplemental disclosure of cash flow information: Cash paid for:
       Interest                                                         $  2,338         $  3,892         $  2,642
       Income taxes                                                     $ 14,910         $  8,135         $ 23,426



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL:

         The principal business activity of Pediatrix Medical Group, Inc. ("Pediatrix" or the "Company") is to provide neonatal and perinatal physician services. The Company provides services in 27 states and Puerto Rico. Contractual arrangements with hospitals include: a) fee-for-service contracts whereby hospitals agree, in exchange for the Company's services, to authorize the Company and its health care professionals to bill and collect the charges for medical services rendered by the Company's health care professionals; and b) administrative fees whereby the Company is assured a minimum revenue level.

         On May 15, 2001, The Company acquired Magella Healthcare Corporation ("Magella") pursuant to a merger transaction (the "Merger"). The total purchase price was approximately $173.6 million, which the Company paid for in shares of its common stock. The Company has accounted for the Merger and the acquisitions using the purchase method of accounting. The results of operations of Magella and the acquired practices have been included in the consolidated financial statements from the dates of acquisition.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         PRINCIPLES OF PRESENTATION

         The financial statements include all the accounts of the Company and its subsidiaries combined with the accounts of the professional associations (the "PA Contractors") with which the Company currently has specific management arrangements. The financial statements of the PA Contractors are consolidated with the Company because the Company has established a controlling financial interest in the operations of the PA Contractors, as defined in Emerging Issues Task Force Issue 97-2, through contractual management arrangements. The PA Contractors' agreements with the Company provide that the term of the arrangements are not less than 40 years, and in most cases are permanent, subject only to termination by the Company, except in the case of gross negligence, fraud or bankruptcy of the Company. The Company has the right to receive income, both as ongoing fees and as proceeds from the sale of its interest in the PA Contractors, in an amount that fluctuates based on the performance of the PA Contractors and the change in the fair value thereof. The Company has exclusive responsibility for the provision of all non-medical services required for the day-to-day operation and management of the PA Contractors and establishes the guidelines for the employment and compensation of the physicians. In addition, the agreements provide that the Company has the right, but not the obligation, to purchase, or to designate a person(s) to purchase, the stock of the PA Contractors for a nominal amount. Separately, in its sole discretion, the Company has the right to assign its interest in the agreements. All significant intercompany and interaffiliate accounts and transactions have been eliminated.

         ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (the "Board") issued Statements of Financial Accounting Standards No. 141 ("FAS 141"), "Business Combinations," and No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets." FAS 141 (i) requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; (ii) establishes specific criteria for the initial recognition and measurement of intangible assets separately from goodwill; and (iii) requires unallocated negative goodwill be written off immediately. FAS 142 supersedes APB 17, INTANGIBLE ASSETS, and is effective for fiscal years beginning after December 15, 2001. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. FAS 142 (i) prohibits the amortization

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         ACCOUNTING PRONOUNCEMENTS, CONTINUED

         of goodwill and indefinite-lived intangible assets, (ii) requires that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (iii) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (iv) removes the forty-year limitation on the amortization period of intangible assets that have finite lives. FAS 141 is effective for all business combinations initiated after June 30, 2001. FAS 142 is effective for fiscal years beginning after December 15, 2001 with two exceptions: (i) goodwill and intangible assets acquired after June 30, 2001 are immediately subject to the nonamortization provisions of the Statement, and (ii) the provisions of the statement are not applicable to mutual enterprises and not-for-profit organizations until further deliberation by the Board.

         Effective July 1, 2001, the Company adopted the provisions of FAS 141 and the nonamortization provisions of FAS 142 pertaining to goodwill recorded in connection with acquisitions consummated subsequent to June 30, 2001. The adoption of the provisions of FAS 141 and the nonamortization provisions of FAS 142 did not have a material impact on the Company's results of operations for the year ended December 31, 2001. The Company will fully adopt the provisions of FAS 142 in the first quarter of 2002. The Company is in the process of determining what its reporting units are and what amounts of goodwill, other assets, and liabilities should be allocated to those reporting units. The Company expects that it will no longer record approximately $20.3 million of amortization expense relating to its existing goodwill for the year ended December 31, 2002.

         FAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be completed within six months of adoption and measured as of the beginning of the fiscal year. The Company expects to complete the first step during the first quarter of 2002. The second step measures the amount of the impairment loss as of the beginning of the year of adoption, if any, and must be completed by the end of the Company's fiscal year. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company has not yet determined what effect these impairment tests will have on the Company's financial position and results of operations.

         In October 2001, the Board issued Statement of Financial Accounting Standards No. 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 supersedes Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and addresses (i) the recognition and measurement of the impairment of long-lived assets to be held and used and (ii) the measurement of long-lived assets to be disposed of by sale. FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, of the adoption of this statement on the Company's financial position and results of operation.

         ACCOUNTING ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the estimated allowance for contractual

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         ACCOUNTING ESTIMATES, CONTINUED

         adjustments and uncollectibles on accounts receivable, and the estimated liabilities for claims incurred but not reported related to the Company's professional liability insurance. Actual results could differ from those estimates.

         SEGMENT REPORTING

         The Company operates in a single operating segment for purposes of presenting financial information and evaluating performance. As such, the accompanying consolidated financial statements present financial information in a format that is consistent with the financial information used by management for internal use.

         REVENUE RECOGNITION

         Patient service revenue is recognized at the time services are provided by the Company's employed physicians. Patient service revenue is presented net of an estimated provision for contractual adjustments and uncollectibles which is charged to operations based on the Company's evaluation of expected collections resulting from an analysis of current and past due accounts, past collection experience in relation to amounts billed and other relevant information. Contractual adjustments result from the difference between the physician rates for services performed and reimbursements by government-sponsored health care programs and insurance companies for such services.

         Accounts receivable are primarily amounts due under fee-for-service contracts from third party payors, such as insurance companies, self-insured employers and patients and government-sponsored health care programs geographically dispersed throughout the United States and its territories. Concentration of credit risk relating to accounts receivable is limited by number, diversity and geographic dispersion of the business units managed by the Company, as well as by the large number of patients and payors, including the various governmental agencies in the states in which the Company provides services. Receivables from government agencies made up approximately 18% and 22% of net accounts receivable at December 31, 2000 and 2001, respectively.

         CASH EQUIVALENTS

         Cash equivalents are defined as all highly liquid financial instruments with maturities of 90 days or less from the date of purchase. The Company's cash equivalents consist principally of demand deposits, amounts on deposit in money market accounts and funds invested in overnight repurchase agreements. The Company holds a majority of its cash equivalents with one financial institution.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at original purchase cost. Depreciation of property and equipment is computed on the straight-line method over the estimated useful lives. Estimated useful lives are generally 40 years for buildings; three to seven years for medical equipment, computer equipment, software and furniture; and the lease period for leasehold improvements and capital leases. Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in earnings.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         GOODWILL

         The Company records acquired assets and liabilities at their respective fair values under the purchase method of accounting. Goodwill represents the excess of cost over the fair value of the net assets acquired. Goodwill related to acquisitions completed prior to July 1, 2001 was amortized through the year ended December 31, 2001 on a straight-line basis over 25 years.

         LONG-LIVED ASSETS

         The Company evaluates long-lived assets, including goodwill and identifiable intangibles, at each balance sheet date and records an impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. The recoverability of such assets, which consist primarily of goodwill, is measured by a comparison of the carrying value of the assets to the future undiscounted cash flows before interest charges to be generated by the assets. For goodwill, the Company considers external factors relating to each acquired business, including hospital and physician contract changes, local market developments, changes in third-party payments, national health care trends, and other publicly-available information. If these factors indicate that goodwill is impaired, the impairment to be recognized is measured as the excess of the carrying value over the fair value. Long-lived assets, including goodwill and identifiable intangibles, to be disposed of are reported at the lower of the carrying value or fair value less disposal costs. The Company does not believe there are any indicators that would require an adjustment to such assets or their estimated periods of recovery at December 31, 2001 pursuant to the current accounting standards.

         PROFESSIONAL LIABILITY COVERAGE

         The Company maintains professional liability coverage, which indemnifies the Company and its health care professionals on a claims-made basis with a portion of self insurance retention. The Company records a liability for self-insured deductibles and an estimate of its liabilities for claims incurred but not reported based on an actuarial valuation. Liabilities for claims incurred but not reported are not discounted.

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

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         NET INCOME PER SHARE

         Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of the dilutive effect of convertible notes calculated using the if-converted method and outstanding options calculated using the treasury stock method. For the year ended December 31, 2001, the calculation of diluted net income per share excludes the after-tax impact of interest expense related to convertible subordinated notes.

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

3.       ACCOUNTS RECEIVABLE AND NET PATIENT SERVICE REVENUE:

         Accounts receivable consists of the following:


                                                                                December 31,
                                                                      --------------------------------
                                                                         2000                  2001
                                                                      ----------             ---------
                                                                               (in thousands)

         Gross accounts receivable                                    $  171,082             $ 193,165
         Allowance for contractual adjustments
              and uncollectibles                                        (101,949)             (129,314)
                                                                      ----------             ---------

                                                                      $   69,133             $  63,851
                                                                      ==========             =========

         Net patient service revenue consists of the following:


                                                                  Years Ended December 31,
                                                       -----------------------------------------------
                                                         1999               2000               2001
                                                       ---------          ---------          ---------
                                                                        (in thousands)

         Gross patient service revenue                 $ 485,917          $ 545,758          $ 835,137
         Contractual adjustments
           and uncollectibles                           (272,812)          (320,584)          (500,284)
         Hospital contract administrative
           fees                                           13,937             17,901             19,742
                                                       ---------          ---------          ---------
                                                       $ 227,042          $ 243,075          $ 354,595
                                                       =========          =========          =========


         During the second quarter of 2000, the Company recorded a charge of $6.5 million to increase the allowance for contractual adjustments and uncollectible accounts. This charge was attributable to management's assessment of accounts receivable, which was revised to reflect the changes occurring in the Company's collection rates that became known by the Company as a result of trends noted during the second quarter of 2000 and an increase in average aged

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.       ACCOUNTS RECEIVABLE AND NET PATIENT SERVICE REVENUE, CONTINUED:

         accounts receivable. This decline in collection rates was the result of
         (i) an increased utilization of non-critical care codes on which the Company realizes a lower collection rate as a percentage of billed charges, (ii) a significant decline in the reimbursement from non-contracted payors, (iii) continued difficulties in the health care reimbursement environment, primarily with managed care payors, and (iv) disruption within our collection offices due to the billing inquiries and the transition to a regional collection structure.

         During the second quarter of 2001, the Company increased prices for its patient services. As a result of the price increase, contractual adjustments and uncollectibles increased as a percentage of gross patient service revenue from 2000 to 2001. This increase is primarily due to government-sponsored health care programs, like Medicaid, that generally provide for reimbursements on a fee schedule basis rather than on a gross charge basis. Since the Company bills government-sponsored health care programs, like other payors, on a gross charge basis, the Company must increase the provision for contractual adjustments and uncollectibles by the amount of any price increase, resulting in a higher contractual adjustment percentage.

4.       PROPERTY AND EQUIPMENT:

         Property and equipment consists of the following:


                                                                                December 31,
                                                                     -------------------------------
                                                                       2000                   2001
                                                                     -------                --------
                                                                              (in thousands)

         Building                                                    $    33                $     33
         Equipment and furniture                                      17,188                  27,013
                                                                     -------                --------
                                                                      17,221                  27,046
         Accumulated depreciation                                     (7,592)                (12,210)
                                                                     -------                --------
                                                                     $ 9,629                $ 14,836
                                                                     =======                ========

         At December 31, 2001, property and equipment includes medical equipment held under capital leases of approximately $1.3 million and related accumulated depreciation of approximately $910,000.

         The Company recorded depreciation expense of approximately $2,208,000, $3,131,000 and $4,857,000 for the years ended December 31, 1999, 2000, and 2001, respectively.

5.       GOODWILL AND OTHER ASSETS:

         Goodwill and other assets consists of the following:


                                                                              December 31,
                                                                    --------------------------------
                                                                      2000                    2001
                                                                    --------                --------
                                                                             (in thousands)

         Goodwill                                                   $267,786                $497,699
         Physician agreements                                          1,692                   1,692
         Other                                                         5,749                   7,568
                                                                    --------                --------
                                                                     275,227                 506,959
         Accumulated amortization                                    (33,997)                (61,654)
                                                                    --------                --------
                                                                    $241,230                $445,305
                                                                    ========                ========

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

         On May 15, 2001, the Company acquired Magella Healthcare Corporation pursuant to a merger transaction. The total purchase price for Magella was allocated as follows (in thousands):


         (i)     Fair value of approximately 7.3 million shares of Pediatrix common stock issued for all outstanding common and
                     nonvoting common stock of Magella.......................           $ 152,490

         (ii)    Fair value of Magella options  exercisable into approximately
                     1.4 million shares of Pediatrix  common stock as a result of
                     the Merger...............................................             18,932

         (iii)   Estimated direct transaction costs..........................               2,154
                                                                                        ---------
                 Total purchase price........................................           $ 173,576
                                                                                        ==========


         In connection with the Merger, the Company recorded assets totaling approximately $232.8 million, including approximately $206.5 million in goodwill, and assumed liabilities of approximately $59.2 million.

         In addition to the Merger, the Company completed the acquisition of six physician group practices during 2001. Total consideration and related costs for the acquisitions approximated $19.8 million in cash and $1.8 million in notes payable. In connection with these transactions, the Company recorded goodwill in the amount of approximately $21.6 million.

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

         The following unaudited pro forma information combines the consolidated results of operations of the Company, Magella and the physician group practices acquired during 2000 and 2001 as if the transactions had occurred on January 1, 2000:


                                                                         Years Ended December 31,
                                                                    ---------------------------------
                                                                      2000                    2001
                                                                    --------                 --------
                                                                          (in thousands, except
                                                                              per share data)

         Net patient service revenue                                $331,268                 $395,245
         Net income                                                   21,064                   36,365
         Net income per share:
           Basic                                                     $   .92                  $  1.53
           Diluted                                                   $   .86                  $  1.42


         The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

         Accounts payable and accrued expenses consist of the following:


                                                                               December 31,
                                                                      -------------------------------
                                                                       2000                    2001
                                                                      ------                  -------
                                                                              (in thousands)

         Accounts payable                                             $9,662                  $12,625
         Accrued salaries and bonuses                                  6,960                   21,811
         Accrued payroll taxes and benefits                            4,315                    7,374
         Accrued professional liability
           coverage                                                    5,888                   11,504
         Accrued securities litigation settlement
           (Note 9)                                                       --                   12,000
         Other accrued expenses                                        3,053                    7,889
                                                                     -------                  -------
                                                                     $29,878                  $73,203
                                                                     =======                  =======


         In connection with the accrued liability for the settlement of the class action securities litigation at December 31, 2001, as noted above, the Company has recorded a receivable from the Company's insurance carrier in the amount of $12 million. Such amount is included in other current assets at December 31, 2001.

7.       LINE OF CREDIT, LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:

         During 2001, the Company refinanced its $75 million line of credit, which matured on September 30, 2001, with an amended and restated credit agreement (the "Line of Credit") in the amount of $100 million. At the Company's option, the Line of Credit, which matures on August 14, 2004, bears interest at the either the prime rate or the Eurodollar rate plus an applicable margin rate ranging from 2% to 2.75%. The Line of Credit is collateralized by substantially all the Company's assets. The Company is subject to certain covenants and restrictions under the Line of Credit, including covenants that require the Company to maintain a minimum level of net worth and earnings and a restriction on the payment of dividends and certain other distributions, as specified therein. At December 31, 2001, the Company is in compliance with such financial covenants. The Company had no outstanding balance under the Line of Credit at December 31, 2001 as compared to $23.5 million at December 31, 2000. At December 31, 2001, the Company had $100 million available under its Line of Credit.

         In connection with the Merger, the Company assumed certain convertible subordinated notes issued by Magella which, as a result of the Merger became exercisable into our common stock ("Convertible Notes"). During 2001, approximately $11.9 million of Convertible Notes were converted into approximately 537,000 shares of the Company's common stock at the option of the holders. At December 31, 2001, the total outstanding principal on the Convertible Notes is approximately $920,000. The remaining outstanding Convertible Notes are convertible into approximately 35,000 shares of the Company's common stock at the option of the holder at a price of $26.00 per share, bear interest at rates ranging from 5% to 6%, require varying periodic interest payments and are due at various dates ranging from January 2004 through January 2006. The Company has the right to force the holders of the Convertible Notes to convert the notes into Pediatrix common stock when the share price of the Company's common stock trades at a specified price ranging from $32.50 to $39.00 over a 90 day trading period.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


7.       LINE OF CREDIT, LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
         CONTINUED:

         Long-term debt, including capital lease obligations, consists of the following at December 31, 2001 (in thousands):

                  Convertible Notes                                      $  920
                  Promissory note in connection with
                    acquisition (Note 5)                                  1,750
                  Capital lease obligations                                 536
                                                                        -------
                    Total                                                 3,206
                  Current portion of long-term debt and
                    capital lease obligations                              (531)
                                                                        -------
                  Long-term debt and capital lease
                    obligations                                         $ 2,675
                                                                        =======


         The amounts due under the terms of the Company's long-term debt, including capital lease obligations, at December 31, 2001 are as follows: 2002 - $531,000; 2003 - $541,000; 2004 - $581,000; 2005 -
         $764,000; and 2006 - $789,000.

8.       INCOME TAXES:

         The components of the income tax provision are as follows:


                                                                          December 31,
                                                    ------------------------------------------------------
                                                     1999                    2000                    2001
                                                    -------                 -------                --------
                                                                         (in thousands)

         Federal:
           Current                                  $11,316                 $11,463                 $29,970
           Deferred                                   5,116                  (1,265)                 (4,709)
                                                    -------                 -------                 -------
                                                     16,432                  10,198                  25,261
                                                    -------                 -------                 -------

         State:
           Current                                      522                     350                   1,083
           Deferred                                     613                    (75)                   (562)
                                                    -------                 -------                 -------
                                                      1,135                     275                     521
                                                    -------                 -------                 -------

              Total                                 $17,567                 $10,473                 $25,782
                                                    =======                 =======                 =======


PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

8.       INCOME TAXES, CONTINUED:

         The Company files its tax return on a consolidated basis with its subsidiaries. The remaining PA Contractors file tax returns on an individual basis.

         The effective tax rate on income was 41.2% for the year ended December 31, 1999, 48.8% for the year ended December 31, 2000, and 45.9% for the year ended December 31, 2001. The differences between the effective rate and the U.S. federal income tax statutory rate are as follows:


                                                         December 31,
                                         ---------------------------------------------
                                           1999               2000              2001
                                         --------           --------          --------
                                                         (in thousands)

          Tax at statutory rate          $ 14,912           $  7,511          $ 19,674
          State income tax, net
             of federal benefit               738                179               865
          Amortization                      2,061              2,347             3,939
          Other, net                         (144)               436             1,304
                                         --------           --------          --------

          Income tax provision           $ 17,567           $ 10,473          $ 25,782
                                         ========           ========          ========


         The significant components of deferred income tax assets and liabilities are as follows:


                                                     December 31, 2000                            December 31, 2001
                                           --------------------------------------       --------------------------------------
                                                                           Non-                                         Non-
                                             Total         Current       Current         Total         Current        Current
                                           --------       --------       --------       --------       --------       --------
                                                                           (in thousands)
          Allowance for uncollectible
             accounts                      $    557       $    557       $     --       $  5,275       $  5,275       $     --
          Net operating loss                  2,518          2,518             --          2,727          2,727             --
          carryforward
          Amortization                        1,663             --          1,663          1,417             --          1,417
          Operating reserves and accruals     4,525          4,525             --         10,167         10,167             --
          Other                               2,249          1,575            674          1,986          1,249            737
                                           --------       --------       --------       --------       --------       --------
               Total deferred tax
                assets                       11,512          9,175          2,337         21,572         19,418          2,154

          Accrual to cash adjustment        (23,719)       (23,719)            --        (13,903)       (13,903)            --
          Property and equipment             (3,690)            --         (3,690)        (3,912)            --         (3,912)
          Receivable discounts                 (580)          (580)            --             --             --             --
          Amortization                       (5,844)            --         (5,844)        (8,088)            --         (8,088)
          Other                                   1              1             --             --             --             --
                                           --------       --------       --------       --------       --------       --------
               Total deferred tax
                liabilities                 (33,832)       (24,298)        (9,534)       (25,903)       (13,903)       (12,000)
                                           --------       --------       --------       --------       --------       --------
               Net deferred tax
                liability                  $(22,320)      $(15,123)      $ (7,197)      $ (4,331)      $  5,515       $ (9,846)
                                           ========       ========       ========       ========       ========       ========


         The income tax benefit related to the exercise of stock options and the purchase of shares under the Company's non-qualified employee stock purchase plan reduces taxes currently payable and is credited to additional paid-in capital. Such amounts totaled approximately $792,000, $442,000, and $7,397,000 for the years ended December 31,
         1999, 2000, and 2001, respectively.

         The Company has net operating loss carryforwards for federal and state tax purposes totaling approximately $5,992,000, $6,668,000, and $7,175,000 at December 31, 1999, 2000, and 2001, respectively, expiring at various times commencing in 2009.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


9.       COMMITMENTS AND CONTINGENCIES:

         In April 1999, the Company received requests, and in one case a subpoena, from investigators in Arizona, Colorado and Florida for information related to its billing practices for services reimbursed by the Medicaid programs in these states and by the Tricare program for military dependents. On May 25, 2000, the Company entered into a settlement agreement with the Office of the Attorney General for the State of Florida, pursuant to which the Company paid the State of Florida $40,000 to settle any claims regarding the receipt of overpayments from the Florida Medicaid program from January 7, 1997 through the effective date of the settlement agreement. On August 28, 2000, the Company entered into a settlement agreement with the State of Arizona's Medicaid Agency, pursuant to which the Company paid the State of Arizona $220,000 in settlement of potential claims regarding payments received by the Company and its affiliated physicians and physician practices from the Arizona Medicaid program for neonatal, newborn and pediatric services provided over a ten-year period, from January 1, 1990 through the effective date of the settlement agreement. Additionally, the Company reimbursed the State of Arizona for costs related to its investigation. The Florida and Arizona settlement agreements both stated that the investigations conducted by those states revealed a potential overpayment, but no intentional fraud, and that any overpayment was due to a lack of clarity in the relevant billing codes.

         The Colorado Medicaid and Tricare investigations are active and ongoing, and these matters, along with the Florida and Arizona matters, have prompted inquiries by Medicaid officials in other states. The Company cannot predict whether the Colorado investigation or any other inquiries will have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that billing audits, inquiries and investigations from government agencies will continue to occur in the ordinary course of its business and in the health care services industry in general from time to time.

         During the ordinary course of business, the Company has become a party to pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice and are generally covered by insurance. The Company believes, based upon its review of these pending matters, that the outcome of such legal actions and proceedings, individually or in the aggregate, will not have a material adverse effect on its financial condition, results of operations or liquidity, notwithstanding any possible lack of insurance recovery. If liability results from medical malpractice claims, there can be no assurance that the Company's medical malpractice insurance coverage will be adequate to cover liabilities arising out of such proceedings.

         On December 14, 2001, the Company announced that it had reached an agreement in principle to settle the securities class action litigation filed against it and certain of its officers in the United States District Court for the Southern District of Florida for a cash payment of $12.0 million. On February 7, 2002, the Company and certain of its officers executed a definitive agreement relating to the settlement, and on February 28, 2002, the settlement was approved by a preliminary order of the District Court. The settlement remains subject to final approval of the District Court.

         The Company leases an aircraft. The Company also leases space for its regional offices and medical offices, storage space, and temporary housing of medical staff. The Company also maintains a lease agreement for its corporate office in Sunrise, Florida. The Company is required to maintain certain financial covenants pursuant to the corporate office lease agreement, including a requirement that the Company maintain a minimum level of net worth. The corporate office lease and the aircraft lease both bear interest at LIBOR-based variable rates. Rent expense for the years ended December 31, 1999, 2000, and 2001 was approximately $3,063,000, $4,386,000, and $6,149,000, respectively.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


9.       COMMITMENTS AND CONTINGENCIES, CONTINUED:

         Future minimum lease payments under noncancelable operating leases as of December 31, 2001 are as follows (in thousands):

                         2002                          $6,718
                         2003                          12,399
                         2004                           3,647
                         2005                           2,646
                         2006                           3,469
                         Thereafter                       707
                                                      -------
                                                      $29,586
                                                      =======

10.      RETIREMENT PLAN:

         During 2001, the Company maintained two qualified contributory savings plans as allowed under Section 401(k) of the Internal Revenue Code. The Company's primary plan (the "Plan") permits participant contributions and allows elective Company contributions based on each participant's contribution. Participants may defer up to 15% of their annual compensation by contributing amounts to the Plan.

         The Company maintained a second plan as a result of the Merger (the "Magella Plan"). This second plan permits participant contributions and allows discretionary Company contributions based on each participant's contribution. The Company contributed 3% of each participant's annual wages, up to a maximum contribution of $5,100, for 2001.

         The Company contributed approximately $1,627,000, $1,807,000 and $3,765,000 to the Plan and the Magella Plan for the years ended December 31, 1999, 2000 and 2001, respectively.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


11.      NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:

         The calculation of basic and diluted net income per share for the years ended December 31, 1999, 2000 and 2001 are as follows:


                                                                           Years Ended December 31,
                                                                      ---------------------------------
                                                                       1999         2000          2001
                                                                      -------      -------      -------
                                                                 (in thousands, except for per share data)
          Basic:

            Net Income applicable to common stock                     $25,038      $10,986      $30,428
                                                                      =======      =======      =======

            Weighted average number of common shares outstanding       15,513       15,760       21,159
                                                                      =======      =======      =======

            Basic net income per share                                $  1.61      $   .70      $  1.44
                                                                      =======      =======      =======

          Diluted:

            Net Income                                                $25,038      $10,986      $30,428

            Interest expense on convertible subordinated debt,
              net of tax                                                   --           --          115
                                                                      -------      -------      -------

            Net income applicable to common stock                     $25,038      $10,986      $30,543
                                                                      =======      =======      =======

            Weighted average number of common shares outstanding       15,513       15,760       21,159

            Weighted average number of dilutive common stock
              equivalents                                                 347          293        1,165

            Dilutive effect of convertible subordinated debt               --           --          154
                                                                      -------      -------      -------

            Weighted average number of common and common
              equivalent shares outstanding                            15,860       16,053       22,478
                                                                      =======      =======      =======

            Diluted net income per share                              $  1.58      $   .68      $  1.36
                                                                      =======      =======      =======

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


12.      STOCK OPTION PLAN AND EMPLOYEE STOCK PURCHASE PLANS:

         In 1993, the Company's Board of Directors authorized a stock option plan (the "Option Plan"). Under the Option Plan, options to purchase shares of common stock may be granted to certain employees at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant. The stock options become exercisable on a pro rata basis over a three-year period from the date of grant. In 2001, the shareholders approved an amendment to increase the number of shares authorized to be issued under the Option Plan from 5,500,000 to 8,000,000. At December 31, 2001, 1,878,256 shares were available for future grants.

         In connection with the Merger, the Company assumed stock options issued by Magella which options at the time of the Merger were exercisable to purchase approximately 1.4 million shares of Pediatrix common stock. Such options are included in the disclosures below.

         Pertinent information covering the Option Plan is as follows:


                                                                                  Weighted
                                                                                  Average
                                                Number of     Option Price        Exercise   Expiration
                                                  Shares       Per Share            Price        Date
                                               -----------   --------------       --------   -----------

         Outstanding at December 31, 1998        3,319,171    $2.84-$45.13          $27.55     2003-2008
            Granted                              1,558,154    $7.88-$61.00          $27.69
            Canceled                              (852,330)   $18.88-$61.00         $43.50
            Exercised                              (94,552)   $2.84-$36.13          $10.54
                                                ----------   -------------          ------

         Outstanding at December 31, 1999        3,930,443    $5.00-$61.00          $24.57     2004-2009
            Granted                              1,048,334    $6.75-$17.75           $9.45
            Canceled                              (395,512)   $7.88-$61.00          $38.11
            Exercised                              (27,834)   $5.00-$12.50           $8.06
                                                ----------   -------------          ------

         Outstanding at December 31, 2000        4,555,431    $5.00-$61.00          $20.28     2004-2010
            Assumed in the Merger                1,375,894   $13.00-$24.05          $14.03
            Granted                              1,373,000   $21.38-$36.30          $29.67
            Canceled                              (464,704)   $7.06-$61.00          $25.94
            Exercised                           (1,145,830)   $5.00-$36.13          $12.52
                                                ----------   -------------          ------

         Outstanding at December 31, 2001        5,693,791    $5.00-$61.00          $22.07     2004-2011
                                                ==========   =============          ======

         Exercisable at:
            December 31, 1999                    2,131,235    $5.00-$45.13          $23.49
            December 31, 2000                    2,666,022    $5.00-$61.00          $23.87
            December 31, 2001                    3,502,787    $5.00-$61.00          $21.48


         Significant option groups outstanding at December 31, 2001 and related price and life information is as follows:


                                            Options Outstanding                   Options Exercisable
                                   -------------------------------------------  ------------------------
                                                                    Weighted
                                                    Weighted         Average                    Weighted
                                   Outstanding       Average        Remaining   Exercisable      Average
             Range of Exercise        as of         Exercise       Contractual    as of         Exercise
                   Prices           12/31/2001       Price            Life      12/31/2001        Price
             -----------------     -----------      --------       -----------  ----------      --------
             $ 5.00  -  $ 8.13      1,062,821        $ 7.00            6.1        600,805         $ 6.83
             $10.00  -  $14.56      1,049,950        $12.50            5.3        942,016         $12.46
             $15.25  -  $17.75        160,000        $16.90            8.8         53,338         $16.90
             $18.88  -  $22.55      1,228,716        $20.32            6.8        680,491         $20.04
             $24.00  -  $29.04        343,137        $27.93            7.3        232,970         $27.73
             $30.88  -  $34.79        978,584        $33.44            9.1        162,584         $32.66
             $36.00  -  $39.13        536,916        $36.67            5.1        521,916         $36.69
             $40.38  -  $45.13        258,667        $42.07            5.4        258,667         $42.07
                        $61.00         75,000        $61.00            7.1         50,000         $61.00
                                    ---------        ------            ---      ---------         ------
                                    5,693,791        $22.07            6.7      3,502,787         $21.48
                                    =========        ======            ===      =========         ======

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


12.      STOCK OPTION PLAN AND EMPLOYEE STOCK PURCHASE PLANS, CONTINUED:

         Under the Company's stock purchase plans (the "Stock Purchase Plans"), employees may purchase the Company's common stock at 85% of the average high and low sales price of the stock as reported as of commencement of the purchase period or as of the purchase date, whichever is lower. Under the Stock Purchase Plans, 128,848, 224,716 and 107,423 shares were issued during 1999, 2000 and 2001, respectively. At December 31, 2001, the Company has an additional 437,566 shares reserved under the Stock Purchase Plans.

         No compensation expense has been recognized for stock options granted under the Option Plan or stock issued under the Stock Purchase Plans. Had compensation expense been determined based on the fair value accounting rules, the Company's net income and net income per share would have been reduced to the pro forma amounts below:


                                                                    Years Ended December 31,
                                                       ---------------------------------------------------
                                                        1999                   2000                 2001
                                                       -------                ------               -------
                                                                     (in thousands, except
                                                                         per share data)

         Net income                                    $15,697                $4,016               $21,090
         Net income per share:
           Basic                                         $1.01                 $0.25                 $1.00
           Diluted                                       $1.01                 $0.25                 $0.98


         The fair value of each option or share to be issued is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 2000 and 2001: dividend yield of 0% for all years; expected volatility of 82%, 82% and 71%, respectively, and risk-free interest rates of 5.2%, 6.4%, and 4.6%, respectively, for options with expected lives of five years (officers and physicians of the Company) and 5.7%, 6.3% and 3.9%, respectively, for options with expected lives of three years (all other employees of the Company).

13.      SUBSIDIARY STOCK:

         In January 1999, a subsidiary of the Company sold 6,257,150 shares of its common stock, for $1.00 per share, in a private placement to certain officers and employees of the Company. The per share value used in the private placement was equivalent to the amount on a per share basis that the Company invested in its subsidiary. The subsidiary used the proceeds from the offering to purchase shares previously issued to the Company.

         In July 1999, the Company purchased 13,433,696 shares of common stock in the subsidiary for approximately $17.7 million, which resulted in the subsidiary being wholly owned by the Company. The shares purchased by the Company were held by certain officers and employees of the Company and represented 23.5% of all outstanding shares of the subsidiary.

         The Company accounted for the transaction using the purchase method of accounting and the excess of the cost over the fair value of additional net assets acquired is approximately $3.6 million is being amortized on a straight-line basis over 25 years.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


14.      PREFERRED SHARE PURCHASE RIGHTS PLAN:

         The Board of Directors of the Company has adopted a Preferred Share Purchase Rights Plan (the "Rights Plan") and, in connection therewith, declared a dividend distribution of one preferred share purchase right ("Right") on each outstanding share of the Company's common stock to shareholders of record at the close of business on April 9, 1999.

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

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to instruction G(3) of the General Instructions to Form 10-K, the information required herein is incorporated by reference to the Company's definitive proxy statement with respect to the Company's annual meeting of shareholders scheduled to be held on May 14, 2002, to be filed with the Securities and Exchange Commission within 120 days after fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

         Pursuant to instruction G(3) of the General Instructions to Form 10-K, the information required herein is incorporated by reference to the Company's definitive proxy statement with respect to the Company's annual meeting of shareholders scheduled to be held on May 14, 2002, to be filed with the Securities and Exchange Commission within 120 days after fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Pursuant to instruction G(3) of the General Instructions to Form 10-K, the information required herein is incorporated by reference to the Company's definitive proxy statement with respect to the Company's annual meeting of shareholders scheduled to be held on May 14, 2002, to be filed with the Securities and Exchange Commission within 120 days after fiscal year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to instruction G(3) of the General Instructions to Form 10-K, the information required herein is incorporated by reference to the Company's definitive proxy statement with respect to the Company's annual meeting of shareholders scheduled to be held on May 14, 2002, to be filed with the Securities and Exchange Commission within 120 days after fiscal year end.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS

         An index to financial statements included in this Annual Report on Form 10-K appears on page 34.

(a)(2)   FINANCIAL STATEMENT SCHEDULE

         The following financial statement schedule for the years ended December 31, 1999, 2000 and 2001, is included in this Annual Report on Form 10-K as set forth below.

SCHEDULE II:  VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 1999, 2000 and 2001


                                              1999                2000                2001
                                            ---------           ---------           ---------
                                                              (in thousands)
Allowance for contractual
   adjustments and uncollectibles:
Balance at beginning of year                $  87,436           $ 102,479           $ 101,949
     Portion charged against
       operating revenue                      272,812             320,584             500,284
     Accounts receivable written-
       off (net of recoveries)               (257,769)           (321,114)           (472,919)
                                            ---------           ---------           ---------

Balance at end of year                      $ 102,479           $ 101,949           $ 129,314
                                            =========           =========           =========


         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

(a)(3)  EXHIBITS
        --------

         2.1 Agreement and Plan of Merger dated as of February 14, 2001, among Pediatrix Medical Group, Inc., a Florida corporation, Infant Acquisition Corp., a Delaware corporation, and Magella Healthcare Corporation, a Delaware corporation (incorporated by reference to Exhibit 2.1 to Pediatrix's current report on Form 8-K dated February 15, 2001).

         3.1 Amended and Restated Articles of Incorporation of Pediatrix (incorporated by reference to Exhibit 3.1 to Pediatrix's Registration Statement on Form S-1 (Registration No. 33-95086)).

         3.2 Amendment and Restated Bylaws of Pediatrix (incorporated by reference to Exhibit 3.2 to Pediatrix's Quarterly Report on Form 10-Q for the period ended June 30, 2000).

         3.3 Articles of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Pediatrix's current report on Form 8-K dated March 31, 1999).

         4.1 Rights Agreement, dated as of March 31, 1999, between Pediatrix and BankBoston, N.A., as rights agent including the form of Articles of Designations of Series A Junior Participating Preferred Stock and the form of Rights Certificate (incorporated by reference to Exhibit 4.1 to Pediatrix's current report on Form 8-K dated March 31, 1999).

         10.1+    Pediatrix's Amended and Restated Stock Option Plan.*

         10.2 Pediatrix's Thrift and Profit Sharing Plan (incorporated by reference to Exhibit 10.23 to Pediatrix's Registration Statement on Form S-1 (Registration No. 33-95086)).*

         10.3 1996 Qualified Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.25 to Pediatrix's Quarterly Report on Form 10-Q for the period ended March 31, 1996).*

         10.4 1996 Non-Qualified Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to Pediatrix's Quarterly Report on Form 10-Q for the period ended March 31, 1996).*

         10.5 Pediatrix Executive Non-Qualified Deferred Compensation Plan, dated October 13, 1997 (incorporated by reference to Exhibit
                  10.35 to Pediatrix's Quarterly Report on Form 10-Q for the period ended June 30, 1998).*

         10.6 Form of Indemnification Agreement between Pediatrix and each of its directors and certain executive officers (incorporated by reference to Exhibit 10.2 to Pediatrix's Registration Statement on Form S-1 (Registration No. 33-95086)).*

         10.7 Form of Non-competition and Nondisclosure Agreement (incorporated by reference to Exhibit 10.24 to Pediatrix's Registration Statement on (Form S-1 Registration No. 33-95086)).*

         10.8 Form of Exclusive Management and Administrative Services Agreement between Pediatrix and each of the PA Contractors (incorporated by reference to

                  Exhibit 10.25 to Pediatrix's Registration Statement on Form S-1 (Registration No. 33-95086)).*

         10.9 Employment Agreement, dated as of January 1, 1995, as amended, between Pediatrix and Roger J. Medel, M.D. (incorporated by reference to Exhibit 10.3 to Pediatrix's Registration Statement on Form S-1 (Registration No. 33-95086)).*

         10.10 Amendment No. 2 to the employment agreement between Pediatrix and Roger J. Medel, M.D. (incorporated by reference to Exhibit
                  10.34 to Pediatrix's Quarterly Report on Form 10-Q for the period ended June 30, 1997).*

         10.11 Amendment No. 3 to the Employment Agreement between Pediatrix and Roger J. Medel, M.D. (incorporated by reference to Exhibit
                  10.35 to Pediatrix's Annual Report on Form 10-K for the year ended December 31, 1998).*

         10.12 Amended and Restated Employment Agreement, dated May 8, 2000, between Kristen Bratberg and Pediatrix (incorporated by reference to Exhibit 10.39 to Pediatrix's Quarterly Report on Form 10-Q for the period ended September 30, 2000).*

         10.13 Amended and Restated Employment Agreement dated December 1, 2000, between M. Douglas Cunningham, M.D. and Pediatrix (incorporated by reference to Exhibit 10.13 to Pediatrix's Annual Report on Form 10-K for the year ended December 31,
                  2000).

         10.14 Employment Agreement, dated January 1, 1999, between Karl B. Wagner and Pediatrix (incorporated by reference to Exhibit
                  10.38 to Pediatrix's Quarterly Report on Form 10-Q for the year ended September 30, 1999).

         10.15 Employment Agreement dated January 8, 2001, between Brian T. Gillon and Pediatrix (incorporated by reference to Exhibit
                  10.15 Pediatrix's Annual Report on Form 10-K for the year ended December 31, 2000).

         10.16 Amended and Restated Credit Agreement, dated as of November 1, 2001, among Pediatrix, certain professional contractors, Fleet Bank, Sun Trust Bank and UBS AG (incorporated by reference to
                  Exhibit 10.16 to Pediatrix's Annual Report on Form 10-K for the year ended December 31, 2000).

         10.17 Security Agreement dated November 1, 2000, between Pediatrix Medical Group, Inc. and Fleet National Bank, as Agent (incorporated by reference to Exhibit 10.17 to Pediatrix's Annual Report on Form 10-K for the year ended December 31,
                  2000).

         10.18 Stockholders' Agreement dated as of February 14, 2001, among Pediatrix, Infant Acquisition Corp., John K. Carlyle, Cordillera Interest, Ltd., Steven K. Boyd, Ian M. Ratner, M.D., Welsh, Carson, Anderson & Stowe VII, L.P., WCAS Healthcare Partners, L.P., the persons listed on Schedule A thereto, Leonard Hilliard, M.D., The Hilliard Family Partnership, Ltd. and Gregg C. Lund, D.O. (incorporated by reference to Exhibit 10.40 to Pediatrix's Form 8-K dated February 15, 2001).

         10.19 Standstill and Registration Rights Agreement dated as of May 15, 2001, among Pediatrix, Welsh, Carson, Anderson & Stowe VII, L.P., WCAS Healthcare Partners, L.P., the persons listed on Schedule A thereto, John K. Carlyle, Cordillera Interest, Ltd., Steven K. Boyd, Ian M. Ratner, M.D., Roger J. Medel,

                  M.D., Kristen Bratberg, Joseph Calabro, Karl B. Wagner and Brian T. Gillon (incorporated by reference to Exhibit 10.1 to Pediatrix's Current Report on Form 8-K dated May 25, 2001).

         10.20+ Stipulation and Agreement of Settlement dated February 7, 2001, among Sands Point Partners, L.P., et. al., on behalf of themselves and all other similarly situation, and Pediatrix, Roger J. Medel, M.D., Karl B. Wagner and Lawrence M. Mullen.

         21.1+    Subsidiaries of Pediatrix.

         23.1+    Consent of PricewaterhouseCoopers LLP.

        -----------------------
        * Management contract or compensation plan or arrangement. + Filed herewith.

(b)      REPORTS ON FORM 8-K

         On December 27, 2001 we filed a Form 8-K dated December 14, 2001, reporting Item 5 (Other Events) related to an agreement in principle to settle the securities class action litigation filed against us and certain of our officers in the United States District Court for the Southern District of Florida for a cash payment of $12 million.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PEDIATRIX MEDICAL GROUP, INC.

Date:  March 28, 2002                  By: /s/ Roger J. Medel, M.D.
                                           -------------------------------------
                                               Roger J. Medel, M.D., M.B.A.
                                               Chairman of the Board,
                                               Chief Executive Officer and
                                               Director

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


                    Signature                                       Title                          Date
                    ---------                                       -----                          ----

/s/ Roger J. Medel, M.D.                                 Chairman of the Board, Chief        March 28, 2002
--------------------------------------------------      Executive Officer and Director
Roger J. Medel, M.D., M.B.A.                            (principal executive officer)



/s/ Kristen Bratberg                                        President and Director           March 28, 2002
--------------------------------------------------
Kristen Bratberg



/s/ Karl B.wagner                                           Chief Financial Officer
--------------------------------------------------       (principal financial officer        March 28, 2002
Karl B. Wagner                                        and principal accounting officer)



/s/ Cesar L. Alvarez                                               Director                  March 26, 2002
--------------------------------------------------
Cesar L. Alvarez



/s/ Waldemar A. Carlo, M.D.                                        Director                  March 26, 2002
--------------------------------------------------
Waldemar A. Carlo, M.D.



/s/ John K. Carlyle                                                Director                  March 28, 2002
--------------------------------------------------
John K. Carlyle



/s/ M. Douglas Cunningham, M.D.                                    Director                  March 28, 2002
--------------------------------------------------
M. Douglas Cunningham, M.D.



/s/ Michael Fernandez                                              Director                  March 28, 2002
--------------------------------------------------
Michael Fernandez



/s/ D. Scott Mackesy                                               Director                  March 28, 2002
--------------------------------------------------
D. Scott Mackesy



/s/ Ian M. Ratner, M.D.                                            Director                  March 25, 2002
--------------------------------------------------
Ian M. Ratner, M.D.


                                 EXHIBIT INDEX

         2.1 Agreement and Plan of Merger dated as of February 14, 2001, among Pediatrix Medical Group, Inc., a Florida corporation, Infant Acquisition Corp., a Delaware corporation, and Magella Healthcare Corporation, a Delaware corporation (incorporated by reference to Exhibit 2.1 to Pediatrix's current report on Form 8-K dated February 15, 2001).

         3.1 Amended and Restated Articles of Incorporation of Pediatrix (incorporated by reference to Exhibit 3.1 to Pediatrix's Registration Statement on Form S-1 (Registration No. 33-95086)).

         3.2 Amendment and Restated Bylaws of Pediatrix (incorporated by reference to Exhibit 3.2 to Pediatrix's Quarterly Report on Form 10-Q for the period ended June 30, 2000).

         3.3 Articles of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Pediatrix's current report on Form 8-K dated March 31, 1999).

         4.1 Rights Agreement, dated as of March 31, 1999, between Pediatrix and BankBoston, N.A., as rights agent including the form of Articles of Designations of Series A Junior Participating Preferred Stock and the form of Rights Certificate (incorporated by reference to Exhibit 4.1 to Pediatrix's current report on Form 8-K dated March 31, 1999).

         10.1+    Pediatrix's Amended and Restated Stock Option Plan.*

         10.2 Pediatrix's Thrift and Profit Sharing Plan (incorporated by reference to Exhibit 10.23 to Pediatrix's Registration Statement on Form S-1 (Registration No. 33-95086)).*

         10.3 1996 Qualified Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.25 to Pediatrix's Quarterly Report on Form 10-Q for the period ended March 31, 1996).*

         10.4 1996 Non-Qualified Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to Pediatrix's Quarterly Report on Form 10-Q for the period ended March 31, 1996).*

         10.5 Pediatrix Executive Non-Qualified Deferred Compensation Plan, dated October 13, 1997 (incorporated by reference to Exhibit
                  10.35 to Pediatrix's Quarterly Report on Form 10-Q for the period ended June 30, 1998).*

         10.6 Form of Indemnification Agreement between Pediatrix and each of its directors and certain executive officers (incorporated by reference to Exhibit 10.2 to Pediatrix's Registration Statement on Form S-1 (Registration No. 33-95086)).*

         10.7 Form of Non-competition and Nondisclosure Agreement (incorporated by reference to Exhibit 10.24 to Pediatrix's Registration Statement on (Form S-1 Registration No. 33-95086)).*

         10.8 Form of Exclusive Management and Administrative Services Agreement between Pediatrix and each of the PA Contractors (incorporated by reference to

                  Exhibit 10.25 to Pediatrix's Registration Statement on Form S-1 (Registration No. 33-95086)).*

         10.9 Employment Agreement, dated as of January 1, 1995, as amended, between Pediatrix and Roger J. Medel, M.D. (incorporated by reference to Exhibit 10.3 to Pediatrix's Registration Statement on Form S-1 (Registration No. 33-95086)).*

         10.10 Amendment No. 2 to the employment agreement between Pediatrix and Roger J. Medel, M.D. (incorporated by reference to Exhibit
                  10.34 to Pediatrix's Quarterly Report on Form 10-Q for the period ended June 30, 1997).*

         10.11 Amendment No. 3 to the Employment Agreement between Pediatrix and Roger J. Medel, M.D. (incorporated by reference to Exhibit
                  10.35 to Pediatrix's Annual Report on Form 10-K for the year ended December 31, 1998).*

         10.12 Amended and Restated Employment Agreement, dated May 8, 2000, between Kristen Bratberg and Pediatrix (incorporated by reference to Exhibit 10.39 to Pediatrix's Quarterly Report on Form 10-Q for the period ended September 30, 2000).*

         10.13 Amended and Restated Employment Agreement dated December 1, 2000, between M. Douglas Cunningham, M.D. and Pediatrix (incorporated by reference to Exhibit 10.13 to Pediatrix's Annual Report on Form 10-K for the year ended December 31,
                  2000).

         10.14 Employment Agreement, dated January 1, 1999, between Karl B. Wagner and Pediatrix (incorporated by reference to Exhibit
                  10.38 to Pediatrix's Quarterly Report on Form 10-Q for the year ended September 30, 1999).

         10.15 Employment Agreement dated January 8, 2001, between Brian T. Gillon and Pediatrix (incorporated by reference to Exhibit
                  10.15 Pediatrix's Annual Report on Form 10-K for the year ended December 31, 2000).

         10.16 Amended and Restated Credit Agreement, dated as of November 1, 2001, among Pediatrix, certain professional contractors, Fleet Bank, Sun Trust Bank and UBS AG (incorporated by reference to
                  Exhibit 10.16 to Pediatrix's Annual Report on Form 10-K for the year ended December 31, 2000).

         10.17 Security Agreement dated November 1, 2000, between Pediatrix Medical Group, Inc. and Fleet National Bank, as Agent (incorporated by reference to Exhibit 10.17 to Pediatrix's Annual Report on Form 10-K for the year ended December 31,
                  2000).

         10.18 Stockholders' Agreement dated as of February 14, 2001, among Pediatrix, Infant Acquisition Corp., John K. Carlyle, Cordillera Interest, Ltd., Steven K. Boyd, Ian M. Ratner, M.D., Welsh, Carson, Anderson & Stowe VII, L.P., WCAS Healthcare Partners, L.P., the persons listed on Schedule A thereto, Leonard Hilliard, M.D., The Hilliard Family Partnership, Ltd. and Gregg C. Lund, D.O. (incorporated by reference to Exhibit 10.40 to Pediatrix's Form 8-K dated February 15, 2001).

         10.19 Standstill and Registration Rights Agreement dated as of May 15, 2001, among Pediatrix, Welsh, Carson, Anderson & Stowe VII, L.P., WCAS Healthcare Partners, L.P., the persons listed on Schedule A thereto, John K. Carlyle, Cordillera Interest, Ltd., Steven K. Boyd, Ian M. Ratner, M.D., Roger J. Medel,

                  M.D., Kristen Bratberg, Joseph Calabro, Karl B. Wagner and Brian T. Gillon (incorporated by reference to Exhibit 10.1 to Pediatrix's Current Report on Form 8-K dated May 25, 2001).

         10.20+ Stipulation and Agreement of Settlement dated February 7, 2001, among Sands Point Partners, L.P., et. al., on behalf of themselves and all other similarly situation, and Pediatrix, Roger J. Medel, M.D., Karl B. Wagner and Lawrence M. Mullen.

         21.1+    Subsidiaries of Pediatrix.

         23.1+    Consent of PricewaterhouseCoopers LLP.

        -----------------------
        * Management contract or compensation plan or arrangement. + Filed herewith.