Form 10-Q
period 2002-03-31
PEDIATRIX MEDICAL GROUP INC
filed 2002-05-15
CIK 893949

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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
(State or other jurisdiction of incorporation                (I.R.S. Employer
              or organization)                               Identification No.)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

        Shares of Common Stock outstanding as of May 9, 2002: 26,702,261.

                          PEDIATRIX MEDICAL GROUP, INC.

                                      INDEX

                                                                                                          PAGE
                                                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements............................................................................3

              Condensed Consolidated Balance Sheets as of March 31, 2002 (Unaudited)
                and December 31, 2001.........................................................................3

              Condensed Consolidated Statements of Income for the Three Months Ended
                March 31, 2002 and 2001 (Unaudited)...........................................................4

              Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                March 31, 2002 and 2001 (Unaudited)...........................................................5

              Notes to Condensed Consolidated Financial Statements............................................6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations...................................................10

Item 3.       Quantitative and Qualitative Disclosures About Market Risk......................................13

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings...............................................................................14

Item 5.       Other Information...............................................................................14

Item 6.       Exhibits and Reports on Form 8-K................................................................15

SIGNATURES   .................................................................................................16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          PEDIATRIX MEDICAL GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         MARCH 31, 2002    DECEMBER 31,
                                                          (UNAUDITED)         2001
                                                         --------------    ------------
                                                                 (IN THOUSANDS)
ASSETS
Current assets:
     Cash and cash equivalents                              $ 36,599         $ 27,557
     Accounts receivable, net                                 67,520           63,851
     Prepaid expenses                                          2,317            3,110
     Deferred income taxes                                     3,459            5,515
     Other assets                                             13,514           12,925
                                                            --------         --------
         Total current assets                                123,409          112,958
Property and equipment, net                                   15,033           14,836
Goodwill and other assets, net                               447,159          445,305
                                                            --------         --------
         Total assets                                       $585,601         $573,099
                                                            ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                  $ 61,075         $ 73,203
     Current portion of long-term debt
        and capital lease obligations                            534              531
     Income taxes payable                                      3,285            4,843
                                                            --------         --------
         Total current liabilities                            64,894           78,577
Long-term debt and capital lease obligations                   2,619            2,675
Deferred income taxes                                         10,823            9,846
Deferred compensation                                          3,457            3,149
                                                            --------         --------
         Total liabilities                                    81,793           94,247
                                                            --------         --------
Commitments and contingencies
Shareholders' equity:
     Preferred stock                                              --               --
     Common stock                                                255              250
     Additional paid-in capital                              353,448          341,973
     Retained earnings                                       150,105          136,629
                                                            --------         --------
         Total shareholders' equity                          503,808          478,852
                                                            --------         --------
         Total liabilities and shareholders' equity         $585,601         $573,099
                                                            ========         ========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                          PEDIATRIX MEDICAL GROUP, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                ---------------------------
                                                                  2002              2001
                                                                ---------          --------
                                                        (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

Net patient service revenue                                     $ 107,282          $ 63,920
Operating expenses:
   Practice salaries and benefits                                  62,534            38,249
   Practice supplies and other operating expenses                   3,489             2,897
   General and administrative expenses                             17,572            12,191
   Depreciation and amortization                                    1,465             3,578
                                                                ---------          --------
         Total operating expenses                                  85,060            56,915
                                                                ---------          --------

         Income from operations                                    22,222             7,005

Investment income                                                     153                73
Interest expense                                                     (283)             (525)
                                                                ---------          --------
         Income before income taxes                                22,092             6,553
Income tax provision                                                8,616             2,949
                                                                ---------          --------

     Net income                                                 $  13,476          $  3,604
                                                                =========          ========

Per share data:
     Net income per common and common equivalent share:
          Basic                                                 $     .53          $    .23
                                                                =========          ========
          Diluted                                               $     .51          $    .22
                                                                =========          ========

     Weighted average shares used in computing net
     income per common and common equivalent share:
          Basic                                                    25,226            15,895
                                                                =========          ========
          Diluted                                                  26,607            16,692
                                                                =========          ========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                          PEDIATRIX MEDICAL GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                          ---------------------------
                                                                                (IN THOUSANDS)
                                                                             2002             2001
                                                                           --------          -------
Cash flows from operating activities:
     Net income                                                            $ 13,476          $ 3,604
     Adjustments to reconcile net income to net cash provided from operating activities:
         Depreciation and amortization                                        1,465            3,578
         Deferred income taxes                                                1,512           (4,270)
         Changes in assets and liabilities:
              Accounts receivable                                            (3,669)           2,047
              Prepaid expenses and other current assets                         204             (156)
              Other assets                                                      376               83
              Accounts payable and accrued expenses                         (12,238)          (1,618)
              Income taxes payable                                            3,484            4,965
                                                                           --------          -------
                  Net cash provided from operating activities                 4,610            8,233
                                                                           --------          -------
Cash flows from investing activities:
     Physician group acquisition payments                                    (1,814)            (887)
     Purchase of property and equipment                                      (1,659)          (1,294)
                                                                           --------          -------
                  Net cash used in investing activities                      (3,473)          (2,181)
                                                                           --------          -------
Cash flows from financing activities:
     Payments on line of credit, net                                             --           (7,700)
     Payments on long-term debt and capital lease obligations                   (53)              --
     Proceeds from issuance of common stock                                   7,958              329
                                                                           --------          -------
                  Net cash provided from (used in)
                    financing activities                                      7,905           (7,371)
                                                                           --------          -------
Net increase (decrease) in cash and cash equivalents                          9,042           (1,319)
Cash and cash equivalents at beginning of period                             27,557            3,075
                                                                           --------          -------
Cash and cash equivalents at end of period                                 $ 36,599          $ 1,756
                                                                           ========          =======



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                          PEDIATRIX MEDICAL GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

                                   (UNAUDITED)

1.       BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements of Pediatrix Medical Group, Inc. (the "Company" or "Pediatrix") presented herein and the notes thereto do not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of interim periods. The financial statements include all the accounts of the Company and its subsidiaries combined with the accounts of the professional associations (the "PA Contractors") with which the Company currently has specific management arrangements. The terms "Pediatrix" and "the Company" refer to Pediatrix Medical Group, Inc., its subsidiaries, and the PA Contractors.

         The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations to be expected for the year ended December 31, 2002. The accompanying unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

2.       ACCOUNTING PRONOUNCEMENTS:

         Effective July 1, 2001, the Company adopted the nonamortization provisions of Statement of Financial Accounting Standards No. 142 ("FAS 142") "Goodwill and Other Intangible Assets," pertaining to goodwill recorded in connection with acquisitions consummated subsequent to June 30, 2001.

         Effective January 1, 2002, the Company adopted the remaining provisions of FAS 142, which require the nonamortization of all goodwill and that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and the second step measures the amount of the impairment loss. The year of adoption of FAS 142 is considered a transition period and the timing of the tests is different than for future periods. The first step, identification of potential impairment, must be completed within six months of adoption and measured as of the beginning of the fiscal year. The second step, measurement of the impairment loss, must be completed by the end of the fiscal year. The Company will finalize its analysis related to the first step during the second quarter of 2002. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle. The Company has not yet determined what effect these impairment tests will have on the Company's financial position and results of operations.

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 supersedes Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and addresses (i) the recognition and measurement of the impairment of long-lived assets to be held and used and (ii) the measurement of long-lived assets to be disposed of by sale. The adoption of FAS 144 did not have a material impact on the Company's financial position or results of operation during the three month period ended March 31, 2002.

                         PEDIATRIX MEDICAL GROUP, INC.

                                   (UNAUDITED)

3.       BUSINESS ACQUISITIONS:

         The Company completed the acquisition of one physician group practice during the three months ended March 31, 2002. Total consideration for the acquired practice was approximately $1.8 million in cash. The Company has accounted for this acquisition using the purchase method of accounting. The results of operations of the acquired practice have been included in the Company's consolidated financial statements from the date of acquisition.

         The following unaudited pro forma information combines the consolidated results of operations of the Company and the physician group practices acquired during 2001 and 2002, including the acquisition of Magella Healthcare Corporation ("Magella") on May 15, 2001 pursuant to a merger transaction (the "Merger"), as if the transactions had occurred on January 1, 2001:

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                       ---------------------------------------------
                                                               2002                    2001
                                                       ----------------------  ---------------------
                                                        (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                  Net patient service revenue                     $ 107,310             $   89,711
                  Net income                                         13,484                  6,870
                  Net income per share:
                    Basic                                               .53                    .30
                    Diluted                                             .51                    .28

4.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

         Accounts payable and accrued expenses consist of the following:

                                                                MARCH 31, 2002              DECEMBER 31, 2001
                                                              --------------------         --------------------
                                                                               (IN THOUSANDS)
                  Accounts payable                                    $     9,893                   $    12,625
                  Accrued salaries and bonuses                             14,478                        21,811
                  Accrued payroll taxes and benefits                        6,524                         7,374
                  Accrued professional liability
                    coverage                                               10,809                        11,504
                  Accrued securities litigation
                    settlement                                             12,000                        12,000
                  Other accrued expenses                                    7,371                         7,889
                                                                   ---------------               ---------------
                                                                      $    61,075                   $    73,203
                                                                   ===============               ===============




5.       NET INCOME PER SHARE:

         Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the applicable period. Diluted net income per share is

                         PEDIATRIX MEDICAL GROUP, INC.

                                   (UNAUDITED)

5.       NET INCOME PER SHARE, CONTINUED:

         calculated by dividing net income by the weighted average number of common and potential common shares outstanding during the applicable period. Potential common shares consist of the dilutive effect of convertible notes calculated using the if-converted method and outstanding options calculated using the treasury stock method. For the three months ended March 31, 2002, the calculation of diluted net income per share excludes the after-tax impact of interest expense related to convertible subordinated notes.

6.       CONTINGENCIES:

         On May 3, 2002, the United States District Court for the Southern District of Florida entered an Order and Final Judgment approving the previously disclosed settlement of the securities class action litigation filed against the Company and certain of its officers in February 1999. Under the terms of the settlement, the plantiffs' claim was dismissed with prejudice in exchange for a cash payment of $12.0 million.

         In April 1999, the Company received requests from investigators in Arizona, Florida and Colorado for information related to its billing practices for services reimbursed by the Medicaid programs in those states and by the TRICARE program for military dependents. In 2000, the Arizona and Florida Medicaid investigations were closed after the Company entered into previously disclosed settlement agreements with those states. On April 16, 2002, the Company entered into a settlement agreement with the Colorado Department of Health Care Policy and Financing pursuant to which the Company made a cash payment of $1.3 million to the State of Colorado. This amount covered a refund of any overpayments made by the Colorado Medicaid program to the Company and its affiliated physicians and professional corporation for neonatal intensive care services billed during the period January 1, 1996 through April 16, 2002, interest on any such overpayments and expenses incurred by the State of Colorado in connection with its investigation. In addition, the Company has agreed to retain a third party to perform annual reviews of its billings to the Colorado Medicaid program.

         The TRICARE investigation is active and ongoing and this matter, along with the Florida, Arizona and Colorado matters, have prompted inquiries by Medicaid officials in other states. The Company believes that additional billing audits, inquiries and investigations from government agencies will continue to occur in the ordinary course of its business and in the health care services industry in general from time to time. The Company cannot predict whether any such audits, inquiries and investigations will have a material adverse effect on the Company's business, financial condition and results of operations.

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

                         PEDIATRIX MEDICAL GROUP, INC.

                                   (UNAUDITED)

7.       SUBSEQUENT EVENTS:

         Since March 31, 2002, the Company has completed three acquisitions of physician group practices. Total consideration for these acquired practices was approximately $16.4 million in cash. These acquisitions will be accounted for by the Company using the purchase method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion highlights the principal factors affecting our financial condition and results of operations, as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with the consolidated financial statements and the accompanying notes presented in this report. As used herein, "us", "we" and "our" refer to Pediatrix Medical Group, Inc. together with its subsidiaries and its affiliated professional associations, corporations and partnerships.

         Our condensed consolidated financial statements as of March 31, 2002, and for the three months ended March 31, 2002 and 2001, and the accompanying notes presented in this report, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission for interim financial statements, and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, including the more detailed discussion of risks facing our business described in the Form 10-K. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

         The matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements made that are not historical facts are forward-looking and are based on estimates, forecasts and assumptions involving risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. See "Caution Concerning Forward-Looking Statements" below.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 2002 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         Our net patient service revenue increased $43.4 million, or 67.8%, to $107.3 million for the three months ended March 31, 2002, as compared with $63.9 million for the same period in 2001. Of this $43.4 million increase, approximately $34.2 million, or 78.8%, was attributable to new units at which we provide services as a result of acquisitions, including units that were obtained when we acquired Magella Healthcare Corporation ("Magella") in a merger transaction that was completed on May 15, 2001 (the "Merger"). Same unit patient service revenue increased approximately $9.2 million, or 14.3%, for the three months ended March 31, 2002. The increase in same unit net patient service revenue is primarily the result of (i) improved collection performance; (ii) the flow through of price increases implemented after the completion of the Merger;
(iii) an increase in patient days of approximately 4.7%; and (iv) improved managed care contracting. Same units are those units at which we provided services for the entire current period and the entire comparable period.

         Practice salaries and benefits increased $24.3 million, or 63.5%, to $62.5 million for the three months ended March 31, 2002, as compared with $38.2 million for the same period in 2001. The increase was attributable to new physicians and other clinical staff as a result of the Merger, and to support new unit growth and volume growth at existing units.

         Practice supplies and other operating expenses increased $600,000, or 20.4%, to $3.5 million for the three months ended March 31, 2002, as compared with $2.9 million for the same period in 2001. This $600,000 increase was primarily related to costs incurred by the physician practices acquired in the Merger.

         General and administrative expenses include all salaries, benefits, supplies and other operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collection functions. General and administrative expenses increased $5.4 million, or 44.1%, to $17.6 million for the three months ended March 31, 2002, as compared to $12.2 million for the same period in 2001. Of this $5.4 million increase, approximately $2.4 million, or 44.4%, was attributable to increased costs for services provided to the practices acquired in the Merger. The remaining approximately $3.0 million, or 55.6%, was primarily due to: (i) settlement costs of $1.3 million related to the Colorado Medicaid investigation; (ii) salaries and benefits incurred as we continued our efforts to regionalize our billing operations; (iii) increased insurance costs; and (iv) information services for the development and support of clinical and operational systems.

         Depreciation and amortization expense decreased by approximately $2.1 million, or 59.1%, to $1.5 million for the three months ended March 31, 2002, as compared with $3.6 million for the same period in 2001, primarily as a result of the adoption of the nonamortization provisions of Financial Accounting Standards No. 142 ("FAS 142") as discussed in Note 2 - "Accounting Pronouncements" of the accompanying condensed consolidated financial statements. Excluding the impact of amortization for the three months ended March 31, 2001, depreciation and amortization increased approximately $600,000, primarily due to fixed assets acquired in the Merger.

         Income from operations increased approximately $15.2 million, or 217.2%, to approximately $22.2 million for the three months ended March 31, 2002, as compared with $7.0 million for the same period in 2001. Our operating margin increased 9.7 percentage points to 20.7% for the three months ended March 31, 2002, as compared to 11.0% for the same period in 2001. Excluding the impact of amortization for the three months ended March 31, 2001, income from operations increased approximately $12.5 million and operating margin increased by 5.6 percentage points.

         We recorded net interest expense of approximately $130,000 for the three months ended March 31, 2002, as compared with net interest expense of approximately $452,000 for the same period in 2001. The decrease in interest expense in 2002 is primarily the result of a net reduction in the average balance outstanding under our line of credit.

         Our effective income tax rates were approximately 39.0% and 45.0% for the three months ended March 31, 2002 and 2001, respectively. The decrease in the tax rate for the three months ended March 31, 2002 is primarily due to the elimination of non-deductible goodwill amortization as required under the provisions of FAS 142 (see Note 2 - "Accounting Pronouncements").

         Net income increased to approximately $13.5 million for the three months ended March 31, 2002, as compared to $3.6 million for the same period in 2001.

         Diluted net income per common and common equivalent share was $.51 on weighted average shares of 26.6 million for the three months ended March 31, 2002, as compared to $.22 on the weighted average shares of 16.7 million for same period in 2001. The significant increase in weighted average shares outstanding is due to: (i) the shares issued in the Merger which were outstanding from May 15, 2001; (ii) the dilutive effect of convertible subordinated notes and stock options assumed in the Merger; and (iii) an increase in the dilutive impact of stock options due to the increase in our stock price.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2002, we had working capital of approximately $58.5 million, an increase of $24.1 million from working capital of $34.4 million at December 31, 2001. The increase in working capital is primarily due to net income generated in the first quarter of 2002 and cash proceeds generated from the issuance of common stock as a result of stock option exercises in the first quarter of 2002.

         In the third quarter of 2001, we refinanced our $75 million line of credit, which matured on September 30, 2001, with an amended and restated credit agreement (the "Line of Credit") in the amount of $100 million. At our option, the Line of Credit, which matures on August 14, 2004, bears interest at either the prime rate or the Eurodollar rate plus an applicable margin rate ranging from 2% to 2.75%. The Line of Credit is collateralized by substantially all of our assets. We are subject to certain covenants and restrictions specified in our Line of Credit, including covenants that require us to maintain a minimum level of net worth and earnings and a restriction on the payment of dividends and certain other distributions, as specified therein. At March 31, 2002, we were in compliance with such financial covenants. At March 31, 2002, we had $100 million available under our Line of Credit.

         We maintain professional liability coverage that indemnifies us and our health care professionals on a claims-made basis for losses incurred related to medical malpractice litigation with a portion of self insurance retention. We record a liability for self-insured deductibles and an estimated liability for malpractice claims incurred but not reported based on an actuarial valuation. Effective May 1, 2002, we obtained professional liability insurance coverage that expires on May 1, 2003. Such coverage includes a higher level of self-insured retention and an increase in premium costs as compared to our prior policies.

         Our annual capital expenditures have typically been for computer hardware and software and for furniture, equipment and improvements at the corporate headquarters and our regional offices. During the three months ended March 31, 2002, capital expenditures amounted to approximately $1.7 million.

         We anticipate that funds generated from operations, together with cash on hand, and funds available under our Line of Credit will be sufficient to meet our working capital requirements and finance required capital expenditures for at least the next 12 months.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

         Certain information included or incorporated by reference in this Quarterly Report may be deemed to be "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward looking statements. Such statements are characterized by terminology such as "believe," "hope," "may," "anticipate," "should," "intend," "plan," "will," "expect," "estimate," "project," "positioned," "strategy" and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements in this report are made as of the date hereof. We disclaim any duty to update or revise any such statements, whether as a result of new developments, new information or otherwise. Any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements.

         Some of the factors that may cause actual results, developments and business decisions to differ materially from those projected or anticipated by such forward-looking statements, as more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2001 under the section entitled "Risk Factors", include investigations by federal and state government authorities of our billing practices; determinations that we failed to comply with applicable health care laws and regulations; limitations, reductions or retroactive adjustments in reimbursement amounts or rates by government-sponsored health care programs; audits by third party payors with respect to our billings for services; failure of physicians affiliated with the Company to appropriately record and document the services that they provide; our failure to find suitable acquisition candidates or successfully integrate any future or recent acquisitions; impairment of long-lived assets, such as goodwill; federal and state health care reform, including changes in the interpretation of government-sponsored health care programs; failure to successfully recruit additional and retain existing qualified physicians; malpractice and other lawsuits; our failure to manage growth effectively and to maintain effective and efficient information systems; our failure to collect reimbursements from third party payors in a timely manner; cancellation or non-renewal of our arrangements with hospitals, or renewal of such arrangements on less favorable terms; loss of our affiliated physicians' privileges or ability to provide services in hospitals, or hospitals enter into arrangements with physicians not affiliated with us; and increased competition in the health care industry. In addition the market price of our common stock may be impacted by the large number of shares eligible for sale without restriction as described in our Annual Report on Form 10-K for the year ended December 31, 2001 under the section entitled "Risk Factors."

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Our Line of Credit and certain operating lease agreements are subject to market risk and interest rate changes. The total amount available under our Line of Credit is $100 million. At our option, the Line of Credit bears interest at either the prime rate or the Eurodollar rate plus an applicable margin rate ranging from 2% to 2.75%. The leases bear interest at LIBOR-based variable rates. There was no outstanding principal balance on the Line of Credit at March 31, 2002. The outstanding balances related to the operating leases totaled approximately $16.6 million at March 31, 2002. Considering the total outstanding balances under these instruments at March 31, 2002 of approximately $16.6 million, a 1% change in interest rates would result in an impact to pre-tax earnings of approximately $166,000 per year.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

                  On May 3, 2002, the United States District Court for the Southern District of Florida entered an Order and Final Judgment approving the previously disclosed settlement of the securities class action litigation filed against us and certain of our officers in February 1999. Under the terms of the settlement, the plantiffs' claim was dismissed with prejudice in exchange for a cash payment of $12.0 million.

                  In April 1999, we received requests from investigators in Arizona, Florida and Colorado for information related to our billing practices for services reimbursed by the Medicaid programs in those states and by the TRICARE program for military dependents. In 2000, the Arizona and Florida Medicaid investigations were closed after we entered into previously disclosed settlement agreements with those states. On April 16, 2002, we entered into a settlement agreement with the Colorado Department of Health Care Policy and Financing pursuant to which we made a cash payment of $1.3 million to the State of Colorado. This amount covered a refund of any overpayments made by the Colorado Medicaid program to us and our affiliated physicians and professional corporation for neonatal intensive care services billed during the period January 1, 1996 through April 16, 2002, interest on any such overpayments and expenses incurred by the State of Colorado in connection with its investigation. In addition, we have agreed to retain a third party to perform annual reviews of our billings to the Colorado Medicaid program.

                  The TRICARE investigation is active and ongoing and this matter, along with the Florida, Arizona and Colorado matters, have prompted inquiries by Medicaid officials in other states. We believe that additional billing audits, inquiries, and investigations from government agencies will continue to occur in the ordinary course of business and in the health care services industry in general from time to time. We cannot predict whether any such audits, inquiries and investigations will have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 5.  OTHER INFORMATION.

                  On April 30, 2002, we issued a press release announcing a succession plan that will transfer the chief executive officer duties from Dr. Roger J. Medel to Mr. Kristen Bratberg effective January 1, 2003. Dr. Medel will continue to serve as Chairman of the Board.

                  On May 3, 2002, we issued a press release announcing that members of our senior management team sold a portion of their Company common stock and exercised options and sold the underlying shares of Company common stock representing an aggregate of approximately 1.58 million shares, in two separate transactions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS.

         See Exhibit Index.


     (b) REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PEDIATRIX MEDICAL GROUP, INC.

Date:  May 15, 2002               By: /s/ ROGER J. MEDEL, M.D.
                                     ------------------------------------------
                                      Roger J. Medel, M.D., Chairman of the
                                      Board, Chief Executive Officer and
                                      Director (principal executive officer)


Date:  May 15, 2002               By: /s/ KARL B. WAGNER
                                     ------------------------------------------
                                      Karl B. Wagner, Chief Financial Officer
                                      (principal financial and accounting
                                      officer)

                                  EXHIBIT INDEX

         EXHIBIT
         NO.               DESCRIPTION
         ---------         -----------


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

         11.1*             Statement re Computation of Per Share Earnings.

         -------

         * Filed herewith.