Form 10-Q
period 2002-06-30
PEDIATRIX MEDICAL GROUP INC
filed 2002-08-14
CIK 893949

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

     Shares of Common Stock outstanding as of August 12, 2002: 25,559,274

                          PEDIATRIX MEDICAL GROUP, INC.

                                      INDEX



                                                                                                              Page
                                                                                                              ----
PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.............................................................................3

              Condensed Consolidated Balance Sheets as of June 30, 2002 (Unaudited)
                 and December 31, 2001.........................................................................3

              Condensed Consolidated Statements of Income for the Three and Six Months Ended
                 June 30, 2002 and 2001 (Unaudited)............................................................4

              Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                 June 30, 2002 and 2001 (Unaudited)............................................................5

              Notes to Condensed Consolidated Financial Statements.............................................6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................................10

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................15

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS...............................................................................16

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.............................................17

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K................................................................18


SIGNATURES....................................................................................................19


                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
                          PEDIATRIX MEDICAL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     June 30, 2002     December 31,
                                                                      (Unaudited)         2001
                                                                     -------------     ------------
                                                                            (in thousands)
ASSETS
Current assets:
     Cash and cash equivalents ..............................          $ 64,729          $ 27,557
     Accounts receivable, net ...............................            68,189            63,851
     Prepaid expenses .......................................             1,397             3,110
     Deferred income taxes ..................................            13,219             5,515
     Other assets ...........................................             1,580            12,925
                                                                       --------          --------
         Total current assets ...............................           149,114           112,958
Property and equipment, net .................................            14,838            14,836
Goodwill and other assets, net ..............................           464,549           445,305
                                                                       --------          --------
         Total assets .......................................          $628,501          $573,099
                                                                       ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses ..................          $ 54,789          $ 73,203
     Current portion of long-term debt and
         capital lease obligations ..........................               533               531
     Income taxes payable ...................................             1,267             4,843
                                                                       --------          --------
         Total current liabilities ..........................            56,589            78,577
Long-term debt and capital lease obligations ................             2,556             2,675
Deferred income taxes .......................................            11,897             9,846
Deferred compensation .......................................             3,720             3,149
                                                                       --------          --------
         Total liabilities ..................................            74,762            94,247
                                                                       --------          --------
Commitments and contingencies

Shareholders' equity:
     Preferred stock; par value $.01 per share;
         1,000,000 shares authorized; none issued and
         outstanding at June 30, 2002 and December 31, 2001 .                --                --
     Common stock; par value $.01 per share;
         50,000,000 shares authorized; 26,740,897 and
         24,961,103 shares issued and outstanding at June 30,
         2002 and December 31, 2001, respectively ...........               267               250
     Additional paid-in capital .............................           386,400           341,973
     Retained earnings ......................................           167,072           136,629
                                                                       --------          --------
         Total shareholders' equity .........................           553,739           478,852
                                                                       --------          --------
         Total liabilities and shareholders' equity .........          $628,501          $573,099
                                                                       ========          ========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                          PEDIATRIX MEDICAL GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                       Three Months Ended                       Six Months Ended
                                                            June 30,                                June 30,
                                                  -----------------------------           -----------------------------
                                                     2002                2001               2002                2001
                                                  ---------           ---------           ---------           ---------
                                                                (in thousands, except for per share data)

Net patient service revenue ............          $ 116,223           $  83,137           $ 223,505           $ 147,056
Operating expenses:
   Practice salaries and benefits ......             65,183              46,424             127,718              84,673
   Practice supplies and other operating              3,954               3,564               7,443               6,461
          expenses
   General and administrative expenses .             17,740              15,577              35,312              27,768
   Depreciation and amortization .......              1,463               5,103               2,927               8,681
                                                  ---------           ---------           ---------           ---------
         Total operating expenses ......             88,340              70,668             173,400             127,583
                                                  ---------           ---------           ---------           ---------

         Income from operations ........             27,883              12,469              50,105              19,473

Investment income ......................                222                  73                 375                 146
Interest expense .......................               (287)               (788)               (570)             (1,313)
                                                  ---------           ---------           ---------           ---------
     Income before income taxes ........             27,818              11,754              49,910              18,306
Income tax provision ...................             10,851               5,397              19,467               8,345
                                                  ---------           ---------           ---------           ---------

     Net income ........................          $  16,967           $   6,357           $  30,443           $   9,961
                                                  =========           =========           =========           =========

Per share data:
     Net income per common and
       common equivalent share:
         Basic .........................          $     .64           $     .32           $    1.18           $     .56
                                                  =========           =========           =========           =========

         Diluted .......................          $     .62           $     .30           $    1.13           $     .53
                                                  =========           =========           =========           =========

     Weighted average shares used in
      computing net income per common
      and common equivalent share:
         Basic .........................             26,367              19,925              25,800              17,921
                                                  =========           =========           =========           =========

         Diluted .......................             27,426              21,292              27,022              19,010
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

                          PEDIATRIX MEDICAL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                Six Months Ended
                                                                                     June 30,
                                                                            ---------------------------
                                                                              2002               2001
                                                                            --------           --------
                                                                                  (in thousands)
Cash flows from operating activities:
     Net income ..................................................          $ 30,443           $  9,961
     Adjustments to reconcile net income to net cash provided from operating activities:
         Depreciation and amortization ...........................             2,927              8,681
         Deferred income taxes ...................................            (7,600)            (3,814)
         Changes in assets and liabilities:
              Accounts receivable ................................            (4,338)            10,171
              Prepaid expenses and other assets ..................             1,058               (598)
              Other assets .......................................               458                473
              Accounts payable and accrued expenses ..............            (6,455)             2,381
              Income taxes payable ...............................            15,016              1,395
                                                                            --------           --------
                  Net cash provided from operating activities ....            31,509             28,650
                                                                            --------           --------
Cash flows used in investing activities:
     Physician group acquisition payments ........................           (19,093)           (19,462)
     Purchase of property and equipment ..........................            (2,926)            (3,240)
                                                                            --------           --------
                  Net cash used in investing activities ..........           (22,019)           (22,702)
                                                                            --------           --------
Cash flows from financing activities:
     Payments on line of credit, net .............................                --             (5,400)
     Payments on long-term debt and capital lease obligations ....              (117)            (2,446)
     Proceeds from issuance of common stock ......................            27,799              3,263
                                                                            --------           --------
                  Net cash provided from (used in) financing
                       activities ................................            27,682             (4,583)
                                                                            --------           --------
Net increase in cash and cash equivalents ........................            37,172              1,365
Cash and cash equivalents at beginning of period .................            27,557              3,075
                                                                            --------           --------
Cash and cash equivalents at end of period .......................          $ 64,729           $  4,440
                                                                            ========           ========



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                          PEDIATRIX MEDICAL GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

                                   (Unaudited)

1.       BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements of Pediatrix Medical Group, Inc. presented in this Quarterly Report, and the notes thereto, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of interim periods. The financial statements include all the accounts of Pediatrix Medical Group, Inc., and its subsidiaries combined with the accounts of the professional associations (the "PA Contractors") with which the Company currently has specific management arrangements. The terms "Pediatrix" and the "Company" refer collectively to Pediatrix Medical Group, Inc., its subsidiaries, and the PA Contractors.

         The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results of operations to be expected for the year ended December 31, 2002. The accompanying unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

2.       ACCOUNTING PRONOUNCEMENTS:

         Effective July 1, 2001, the Company adopted the nonamortization provisions of Statement of Financial Accounting Standards No. 142 ("FAS 142") "Goodwill and Other Intangible Assets," pertaining to goodwill recorded in connection with acquisitions consummated subsequent to June 30, 2001.

         Effective January 1, 2002, the Company adopted the remaining provisions of FAS 142, which require the nonamortization of all goodwill and that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and the second step measures the amount of the impairment loss. The year of adoption of FAS 142 is considered a transition period and the timing of the tests is different than for future periods. The first step, identification of potential impairment, must be completed within six months of adoption and measured as of the beginning of the fiscal year. The second step, measurement of the impairment loss, must be completed by the end of the fiscal year if a potential impairment is identified. The Company completed its analysis related to the first step during the second quarter of 2002 and did not identify any goodwill impairment as a result of the adoption of FAS 142.

         Excluding the impact of amortization expense, net of tax, for the three and six months ended June 30, 2001, pro forma net income and net income per share is as follows:


                                                            Three Months           Six Months
                                                                Ended                 Ended
                                                            June 30, 2001          June 30, 2001
                                                            -------------          -------------
                                                          (in thousands, except for per share data)
                 Net income                                  $    9,567              $    15,197
                 Net income per share:
                      Basic                                         .48                      .85
                      Diluted                                       .45                      .80


                          PEDIATRIX MEDICAL GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                   (Unaudited)

3.       BUSINESS ACQUISITIONS:

         The Company completed the acquisition of five physician group practices during the six months ended June 30, 2002. Total consideration for the acquired practices was approximately $19.1 million in cash. The Company has accounted for the acquisitions using the purchase method of accounting. The results of operations of the acquired practices have been included in the Company's consolidated financial statements from the dates of acquisition.

         The following unaudited pro forma information combines the consolidated results of operations of the Company and the physician group practices acquired during 2001 and 2002, including the acquisition of MAGELLA Healthcare Corporation ("Magella") on May 15, 2001 pursuant to a merger transaction (the "Merger"), as if the transactions had occurred on January 1, 2001:


                                                                        Six Months Ended
                                                                             June 30,
                                                                  --------------------------------
                                                                    2002                    2001
                                                                  ---------              ---------
                                                             (in thousands, except for per share data)
                  Net patient service revenue                     $ 226,206              $ 192,195
                  Net income                                         30,479                 15,639
                  Net income per share:
                    Basic                                              1.18                    .87
                    Diluted                                            1.13                    .82


4.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

         Accounts payable and accrued expenses consist of the following:


                                                                   June 30,              December 31,
                                                                     2002                   2001
                                                                   --------              ------------
                                                                            (in thousands)
                  Accounts payable                                 $  9,672                $ 12,625
                  Accrued salaries and bonuses                       18,131                  21,811
                  Accrued payroll taxes and benefits                  8,447                   7,374
                  Accrued professional liability
                      coverage                                       11,271                  11,504
                  Accrued securities litigation
                      settlement                                         --                  12,000
                  Other accrued expenses                              7,268                   7,889
                                                                   --------                --------
                                                                   $ 54,789                $ 73,203
                                                                   ========                ========

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

6.       CONTINGENCIES:

         On June 6, 2002, the Company received a written request from the Federal Trade Commission to submit information on a voluntary basis in connection with an investigation relating to issues of competition following the Merger. The Company is cooperating fully with the Federal Trade Commission, but at this time cannot predict the outcome of the investigation and whether it will have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

         On May 3, 2002, the United States District Court for the Southern District of Florida entered an Order and Final Judgment approving the previously disclosed settlement of the securities class action litigation filed against the Company and certain of its officers in February 1999. Under the terms of the settlement, the plaintiffs' claim was dismissed with prejudice in exchange for a cash payment of $12.0 million.

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

         The TRICARE investigation is active and ongoing and this matter, along with the Florida, Arizona and Colorado matters, have prompted inquiries by Medicaid officials in other states. The Company believes that additional audits, inquiries and investigations from government agencies will continue to occur in the ordinary course of its business and in the health care services industry in general from time to time. The Company cannot predict whether any such audits, inquiries and investigations will have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

                          PEDIATRIX MEDICAL GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                   (Unaudited)


6.       CONTINGENCIES, CONTINUED:

         During the ordinary course of business, the Company has become a party to pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice and are generally covered by insurance. If liability results from medical malpractice claims, there can be no assurance that the Company's medical malpractice insurance coverage will be adequate to cover liabilities arising out of such proceedings. The Company believes, based upon its review of these pending matters, that the outcome of such legal actions and proceedings will not have a material adverse effect on its financial condition, results of operations or liquidity.

7.       SUBSEQUENT EVENTS:

         In July 2002, the Company's Board of Directors authorized the Company to repurchase up to $35 million of its common stock. Purchases under the repurchase program may be made in the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. The repurchase program was effective on July 3, 2002, and as of August 12, 2002, the Company has repurchased approximately 1.2 million shares at a cost of approximately $33.3 million.

         Subsequent to June 30, 2002, the Company acquired one physician group practice for $6 million in cash. The acquisition will be accounted for by the Company using the purchase method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         The following discussion highlights the principal factors affecting our financial condition and results of operations, as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with the consolidated financial statements and the accompanying notes presented in this Quarterly Report. As used herein, "us", "we" and "our" refer to Pediatrix Medical Group, Inc. together with its subsidiaries and its affiliated professional associations, corporations and partnerships.

         Our unaudited condensed consolidated financial statements as of June 30, 2002, and for each of the three and six months ended June 30, 2002 and 2001 presented in this Quarterly Report, and the notes thereto, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the rules and regulations of the Securities and Exchange Commission for interim financial statements, and should be read in conjunction with the discussion of our critical accounting policies discussed in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

         The matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical facts are forward-looking and are based on estimates, forecasts and assumptions involving risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. See "Caution Concerning Forward-Looking Statements" below.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

         Our net patient service revenue increased $33.1 million, or 39.8%, to $116.2 million for the three months ended June 30, 2002, as compared with $83.1 million for the same period in 2001. Of this $33.1 million increase, approximately $21.0 million, or 63.4%, was attributable to new units at which we provide services as a result of acquisitions, including units that were obtained when we acquired MAGELLA Healthcare Corporation ("Magella") in a merger transaction that was completed on May 15, 2001 (the "Merger"). Same unit patient service revenue increased approximately $12.1 million, or 18.3%, for the three months ended June 30, 2002. The increase in same unit net patient service revenue is primarily the result of: (i) the flow through of price increases implemented on June 1, 2001; (ii) improved collection performance; (iii) improved managed care contracting; (iv) increased revenue from new services provided in existing practices; and (v) .5 percent volume growth. Same units are those units at which we provided services for the entire current period and the entire comparable period.

         Practice salaries and benefits increased $18.8 million, or 40.4%, to $65.2 million for the three months ended June 30, 2002, as compared with $46.4 million for the same period in 2001. The increase was attributable to: (i) costs associated with new physicians and other clinical staff as a result of the Merger and new unit growth; (ii) an increase in incentive compensation as a result of same store growth and operational improvements at the physician practice level; and (iii) an increase in professional liability insurance costs.

         Practice supplies and other operating expenses increased $390,000, or 10.9%, to $4.0 million for the three months ended June 30, 2002, as compared with $3.6 million for the same period in 2001. The increase was attributable to new units at which we provide services as a result of acquisitions, including units that were obtained in the Merger.

         General and administrative expenses include all salaries, benefits, supplies and other operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collection functions. General and administrative expenses increased $2.1 million, or 13.9%, to $17.7 million for the three months ended June 30, 2002, as compared to $15.6 million for the same period in 2001. This $2.1 million increase was primarily due to: (i) salaries and benefits incurred as we continued our efforts to regionalize our operations; (ii) information services for the development and support of clinical and operational systems; (iii) legal fees related to the Colorado Medicaid investigation which was concluded in April 2002 and the Federal Trade Commission investigation initiated in June 2002; (iv) increased costs for services provided to the practices acquired in the Merger; and (v) increased insurance costs.

         Earnings before interest, taxes, depreciation and amortization (EBITDA) increased by approximately $11.7 million, or 67.0%, to approximately $29.3 million for the three months ended June 30, 2002, as compared with $17.6 million for the same period in 2001. EBITDA margin increased by 4.1 percentage points to 25.2%, as compared with 21.1% for the same period in 2001. The EBITDA margin improvement is primarily due to the decline in general and administrative expenses as a percentage of net patient service revenue.

         Depreciation and amortization expense decreased by approximately $3.6 million, or 71.3%, to $1.5 million for the three months ended June 30, 2002, as compared with $5.1 million for the same period in 2001, as a result of the adoption of the nonamortization provisions of Financial Accounting Standards No. 142 ("FAS 142") as discussed in Note 2 - "Accounting Pronouncements" of the accompanying unaudited condensed consolidated financial statements. Excluding the impact of amortization for the three months ended June 30, 2001, depreciation and amortization increased approximately $289,000, primarily due to fixed assets acquired in the Merger.

         Income from operations increased approximately $15.4 million, or 123.6%, to approximately $27.9 million for the three months ended June 30, 2002, as compared with $12.5 million for the same period in 2001. Our operating margin increased 9.0 percentage points to 24.0% for the three months ended June 30, 2002, as compared to 15.0% for the same period in 2001. Excluding the impact of amortization for the three months ended June 30, 2001, income from operations increased approximately $11.5 million and operating margin increased by 4.3 percentage points.

         We recorded net interest expense of approximately $65,000 for the three months ended June 30, 2002, as compared with net interest expense of approximately $715,000 for the same period in 2001. The decrease in net interest expense in 2002 is primarily the result of a net reduction in the average balance outstanding under our line of credit. Interest expense for the three months ended June 30, 2002 consists primarily of commitment fees and amortized deferred debt costs associated with our line of credit.

         Our effective income tax rates were approximately 39.0% and 45.9% for the three months ended June 30, 2002 and 2001, respectively. The decrease in the tax rate for the three months ended June 30, 2002 is primarily due to the elimination of non-deductible goodwill amortization as required under the provisions of FAS 142 (see Note 2 - "Accounting Pronouncements").

         Net income increased to approximately $17.0 million for the three months ended June 30, 2002, as compared to $6.4 million for the same period in 2001. Excluding the impact of amortization expense for the three months ended June 30, 2001, net income increased by $7.4 million.

         Diluted net income per common and common equivalent share was $.62 on weighted average shares of 27.4 million for the three months ended June 30, 2002, as compared to $.30 on the weighted average shares of 21.3 million for same period in 2001. Excluding the impact of amortization expense on 2001, diluted net income per common and common equivalent share would have been $.45 for the three months ended June 30, 2001. The increase in weighted average shares outstanding is due to: (i) the shares issued in connection with the Merger which were outstanding from May 15, 2001; (ii) the dilutive effect of convertible subordinated notes and stock options assumed in the Merger; and
(iii) an increase in outstanding shares due to stock option exercises and shares issued under our Employee Stock Purchase Plan.

  SIX MONTHS ENDED JUNE 30, 2002 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

         Our net patient service revenue increased $76.4 million, or 52.0%, to $223.5 million for the six months ended June 30, 2002, as compared with $147.1 million for the same period in 2001. Of this $76.4 million increase, approximately $53.3 million, or 69.8%, was attributable to new units at which we provide services as a result of acquisitions, including units that were obtained in the Merger. Same unit patient service revenue increased approximately $23.1 million, or 17.9%, for the six months ended June 30, 2002. The increase in same unit net patient service revenue is primarily the result of: (i) the flow through of price increases implemented on June 1, 2001; (ii) improved collection performance; (iii) an increase in patient days of approximately 3.2%; and (iv) improved managed care contracting. Same units are those units at which we provided services for the entire current period and the entire comparable period.

         Practice salaries and benefits increased $43.0 million, or 50.8%, to $127.7 million for the six months ended June 30, 2002, as compared with $84.7 million for the same period in 2001. The increase was attributable to: (i) costs associated with new physicians and other clinical staff as a result of the Merger and to support new unit growth and volume growth at existing units; (ii) an increase in incentive compensation as a result of same store growth and operational improvements at the physician practice level; and (iii) an increase in professional liability insurance costs.

         Practice supplies and other operating expenses increased $982,000, or 15.2%, to $7.4 million for the six months ended June 30, 2002, as compared with $6.5 million for the same period in 2001. The increase was attributable to new units at which we provide services as a result of acquisitions, including units that were obtained in the Merger.

         General and administrative expenses include all salaries, benefits, supplies and other operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collection functions. General and administrative expenses increased $7.5 million, or 27.2%, to $35.3 million for the six months ended June 30, 2002, as compared to $27.8 million for the same period in 2001. This $7.5 million increase was primarily due to: (i) increased costs for services provided to the practices acquired in the Merger; (ii) settlement costs of $1.3 million related to the Colorado Medicaid investigation; (iii) salaries and benefits incurred as we continued our efforts to regionalize our operations; (iv) information services for the development and support of clinical and operational systems; (v) legal fees related to the Colorado Medicaid investigation which was concluded in April 2002 and the Federal Trade Commission investigation initiated in June 2002; and (vi) increased insurance costs. .

         EBITDA increased by approximately $24.8 million, or 88.4%, to approximately $53.0 million for the six months ended June 30, 2002, as compared with $28.2 million for the same period in 2001. EBITDA margin increased by 4.6 percentage points to 23.7%, as compared with 19.1% for the same period in 2001. The EBITDA margin improvement is primarily due to the decline in general and administrative expenses as a percentage of net patient service revenue.

         Depreciation and amortization expense decreased by approximately $5.8 million, or 66.3%, to $2.9 million for the six months ended June 30, 2002, as compared with $8.7 million for the same period in 2001, primarily as a result of the adoption of the nonamortization provisions of FAS 142 as discussed in Note 2
- "Accounting Pronouncements" of the accompanying unaudited condensed consolidated financial statements. Excluding the impact of amortization for the six months ended June 30, 2001, depreciation and amortization increased approximately $853,000, primarily due to fixed assets acquired in the Merger.

         Income from operations increased approximately $30.6 million, or 157.3%, to approximately $50.1 million for the six months ended June 30, 2002, as compared with $19.5 million for the same period in 2001. Our operating margin increased 9.2 percentage points to 22.4% for the six months ended June 30, 2002, as compared to 13.2% for the same period in 2001. Excluding the impact of amortization for the six months ended June 30, 2001, income from operations increased approximately $24.0 million and operating margin increased by 4.7 percentage points.

         We recorded net interest expense of approximately $195,000 for the six months ended June 30, 2002, as compared with net interest expense of approximately $1.2 million for the same period in 2001. The decrease in interest expense in 2002 is primarily the result of a net reduction in the average balance outstanding under our line of credit. Interest expense for the six months ended June 30, 2002 consists primarily of commitment fees and amortized deferred debt costs associated with our line of credit.

         Our effective income tax rates were approximately 39.0% and 45.6% for the six months ended June 30, 2002 and 2001, respectively. The decrease in the tax rate for the six months ended June 30, 2002 is primarily due to the elimination of non-deductible goodwill amortization as required under the provisions of FAS 142 (see Note 2 - "Accounting Pronouncements").

         Net income increased to approximately $30.4 million for the six months ended June 30, 2002, as compared to $10.0 million for the same period in 2001. Excluding the impact of amortization expense for the six months ended June 30, 2001, net income increased by $15.2 million.

         Diluted net income per common and common equivalent share was $1.13 on weighted average shares of 27.0 million for the six months ended June 30, 2002, as compared to $.53 on the weighted average shares of 19.0 million for same period in 2001. Excluding the impact of amortization expense on 2001, diluted net income per common and common equivalent share would have been $.80 for the six months ended June 30, 2001. The significant increase in weighted average shares outstanding is due to: (i) the shares issued in connection with the Merger which were outstanding from May 15, 2001; (ii) the dilutive effect of convertible subordinated notes and stock options assumed in the Merger; and
(iii) an increase in outstanding shares due to stock option exercises and shares issued under our Employee Stock Purchase Plan.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2002, we had working capital of approximately $92.5 million, an increase of $58.1 million from working capital of $34.4 million at December 31, 2001. The increase in working capital is primarily due to net income generated in the first half of 2002 and cash proceeds generated from the issuance of common stock as a result of stock option exercises in the first half of 2002.

         In July 2002, our Board of Directors authorized us to repurchase up to $35 million of our common stock. Purchases under the repurchase program may be made in the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. The repurchase program was effective on July 3, 2002, and as of August 12, 2002, we have repurchased approximately
1.2 million shares at a cost of approximately $33.3 million.

         As discussed in Note 2 - "Accounting Pronouncements" of the accompanying unaudited condensed consolidated financial statements, effective January 1, 2002, we adopted the remaining provisions of FAS 142, which require the nonamortization of all goodwill and that goodwill be tested annually for impairment. We completed our initial testing during the second quarter of 2002 and did not identify any goodwill impairment as a result of the adoption of FAS 142.

         We maintain professional liability coverage that indemnifies us and our health care professionals on a claims-made basis for losses incurred related to medical malpractice litigation with a portion of self insurance retention. We record a liability for self-insured deductibles and an estimated liability for malpractice claims incurred but not reported based on actuarial valuations. Effective May 1, 2002, we obtained professional liability insurance coverage that expires on April 30, 2003. Such coverage includes a higher level of self-insured retention and a significant increase in premium costs as compared to our prior policies.

         In the third quarter of 2001, we refinanced our $75 million line of credit, which matured on September 30, 2001, with an amended and restated credit agreement (the "Line of Credit") in the amount of $100 million. At our option, the Line of Credit, which matures on August 14, 2004, bears interest at either the prime rate or the Eurodollar rate plus an applicable margin rate ranging from 2% to 2.75%. The Line of Credit is collateralized by substantially all of our assets. We are subject to certain covenants and restrictions specified in our Line of Credit, including covenants that require us to maintain a minimum level of net worth and earnings and a restriction on the payment of dividends and certain other distributions, as specified therein. At June 30, 2002, we were in compliance with such financial covenants. At June 30, 2002, we had no outstanding balances under our Line of Credit.

         Our annual capital expenditures have typically been for computer hardware and software, ultrasound equipment at our outpatient offices, and for furniture, equipment and improvements at the corporate headquarters and our regional offices. During the six months ended June 30, 2002, capital expenditures amounted to approximately $2.9 million.

         We anticipate that funds generated from operations, together with cash on hand, and funds available under our Line of Credit will be sufficient to meet our working capital requirements and finance required capital expenditures for at least the next 12 months.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

         Certain information included or incorporated by reference in this Quarterly Report may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements (other than statements of historical facts), that address activities, events or developments that we or our management intend, expect, project, believe or anticipate will or may occur in the future. Such statements are often characterized by terminology such as "believe," "hope," "may," "anticipate," "should," "intend," "plan," "will," "expect," "estimate," "project," "positioned," "strategy" and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements in this Quarterly Report are made as of the date hereof. We disclaim any duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements.

         Some of the factors that may cause actual results, developments and business decisions to differ materially from those projected or anticipated by such forward-looking statements, as more fully discussed under the section entitled "Risk Factors" in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, include pending and future investigations by federal and state government authorities of our billing or other practices; determinations that we failed to comply with applicable health care laws and regulations; limitations, reductions or retroactive adjustments in reimbursement amounts or rates by government-sponsored health care programs; audits by third party payors with respect to our billings for services; failure of physicians affiliated with us to appropriately record and document the services that they provide; our failure to find suitable acquisition candidates or successfully integrate any future or recent acquisitions; impairment of long-lived assets, such as goodwill; federal and state health care reform, including changes in the interpretation of government-sponsored health care programs; failure to successfully recruit additional and retain existing qualified physicians; malpractice and other lawsuits; our failure to manage growth effectively and to maintain effective and efficient information systems; our failure to collect reimbursements from third party payors in a timely manner; cancellation or non-renewal of our arrangements with hospitals, or renewal of such arrangements on less favorable terms; loss of our affiliated physicians' privileges or ability to provide services in hospitals, or hospitals entering into arrangements with physicians not affiliated with us; and increased competition in the health care industry. In addition, the market price of our common stock may be impacted by the large number of shares eligible for sale without restriction as described under the section entitled "Risk Factors" in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Our Line of Credit and certain operating lease agreements are subject to market risk and interest rate changes. The total amount available under our Line of Credit is $100 million. At our option, the Line of Credit bears interest at either the prime rate or the Eurodollar rate plus an applicable margin rate ranging from 2% to 2.75%. The leases bear interest at LIBOR-based variable rates. There was no outstanding principal balance on the Line of Credit at June 30, 2002. The outstanding balances related to the operating leases totaled approximately $16.5 million at June 30, 2002. Considering the total outstanding balances under these instruments at June 30, 2002 of approximately $16.5 million, a 1% change in interest rates would result in an impact to pre-tax earnings of approximately $165,000 per year.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

         On June 6, 2002, we received a written request from the Federal Trade Commission to submit information on a voluntary basis in connection with an investigation relating to issues of competition following the Merger. We are cooperating fully with the Federal Trade Commission, but at this time we cannot predict the outcome of the investigation and whether it will have a material adverse effect on our business, financial condition, results of operations or liquidity.

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

         The TRICARE investigation remains active and ongoing and this matter, along with the Florida, Arizona and Colorado matters, have prompted inquiries by Medicaid officials in other states. We believe that additional audits, inquiries, and investigations from government agencies will continue to occur in the ordinary course of business and in the health care services industry in general from time to time. We cannot predict whether any such audits, inquiries and investigations will have a material adverse effect on our business, financial condition, results of operations or liquidity.

         During the ordinary course of business, we have become a party to pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice and are generally covered by insurance. If liability results from medical malpractice claims, there can be no assurance that our medical malpractice insurance coverage will be adequate to cover liabilities arising out of such proceedings. We believe, based upon our review of these pending matters, that the outcome of such legal actions and proceedings will not have a material adverse effect on our financial condition, results of operations or liquidity.

PEDIATRIX MEDICAL GROUP, INC.
PART II - OTHER INFORMATION - (CONTINUED)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         The Company's annual meeting of shareholders was held on May 14, 2002. Proposals 1 and 2 described below were approved.

         Proposal 1. ELECTION OF DIRECTORS

                  The following directors were elected at the meeting to serve a one-year term as directors:


                                                                                        Against
           Name                                            For                        or Withheld
           ----                                          ----------                   -----------
           Cesar L. Alvarez                              21,569,356                       547,179

           Kristen Bratberg                              21,070,532                     1,046,003

           Waldemar A. Carlo, M.D.                       21,600,725                       515,810

           John K. Carlyle                               21,095,009                     1,021,526

           M. Douglas Cunningham, M.D.                   21,464,734                       651,800

           Michael B. Fernandez                          21,572,156                       544,379

           Roger K. Freeman, M.D.                        21,646,887                       469,648

           Roger J. Medel, M.D, M.B.A.                   21,071,701                     1,044,833

           Ian M. Ratner, M.D.                           20,940,993                     1,175,542



         Proposal 2. AMENDMENTS TO EMPLOYEE STOCK PURCHASE PLANS

                  The directors' proposal to approve amendments to the Company's employee stock purchase plans to reduce the maximum number of shares to be issued under the Qualified Plan by 250,000 shares and to increase the maximum number of shares to be issued under the Non-Qualified Plan by an equal amount was approved.



                                                                                                  Broker
                   For                  Against or Withheld                 Abstain               Non-Vote
                ----------              -------------------                 -------               --------

                20,381,247                   1,706,174                      29,113                   0

PEDIATRIX MEDICAL GROUP, INC.
PART II - OTHER INFORMATION - (CONTINUED)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) EXHIBITS.

             See Exhibit Index.

         (b) REPORTS ON FORM 8-K.

             Form 8-K, filed April 18, 2002, reporting Item 5 (Other Events) related to an agreement with the Colorado Department of Health Care Policy and Financing concluding the State of Colorado's three-year investigation into our billings to Colorado's Medicaid program.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PEDIATRIX MEDICAL GROUP, INC.



Date: August 14, 2002                  By: /s/ Roger J. Medel, M.D.
                                           -------------------------------------
                                           Roger J. Medel, M.D., Chairman of the
                                           Board, Chief Executive Officer and
                                           Director (principal executive
                                           officer)


Date: August 14, 2002                  By: /s/ Karl B. Wagner
                                           -------------------------------------
                                           Karl B. Wagner, Chief Financial
                                           Officer (principal financial and
                                           accounting officer)

                                  EXHIBIT INDEX


    Exhibit
      No.    Description
    -------  ------------
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

     10.1* Amendment No. 2 to Amended and Restated Credit Agreement, dated as of June 28, 2002, among Pediatrix, certain professional contractors, Fleet National Bank, U.S. Bank National Association, and HSBC Bank USA.

     11.1*   Statement Re: Computation of Per Share Earnings.

     99.1* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------

* Filed herewith.