Form 10-Q
period 2002-09-30
PEDIATRIX MEDICAL GROUP INC
filed 2002-11-14
CIK 893949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-26762

PEDIATRIX MEDICAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0271219 (I.R.S. Employer Identification No.)

1301 Concord Terrace, Sunrise, Florida (Address of principal executive offices)	33323 (Zip Code)

(954) 384-0175
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒            No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Shares of Common Stock outstanding as of November 11, 2002: 25,237,903

PEDIATRIX MEDICAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

PEDIATRIX MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002 (Unaudited)	2001

	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$41,395	$27,557
Accounts receivable, net	75,644	63,851
Prepaid expenses	1,837	3,110
Income taxes receivable	2,651	—
Deferred income taxes	744	5,515
Other assets	1,480	12,925

Total current assets	123,751	112,958
Property and equipment, net	15,581	14,836
Goodwill and other assets, net	469,800	445,305

Total assets	$609,132	$573,099

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$68,072	$73,203
Current portion of long-term debt and capital lease obligations	531	531
Income taxes payable	—	4,843

Total current liabilities	68,603	78,577
Long-term debt and capital lease obligations	1,948	2,675
Deferred income taxes	12,179	9,846
Deferred compensation	3,135	3,149

Total liabilities	85,865	94,247

Commitments and contingencies

Shareholders’ equity:
Preferred stock; par value $.01 per share; 1,000,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share; 50,000,000 shares authorized; 26,769,821 and 24,961,103 shares issued, respectively	268	250
Additional paid-in capital	386,579	341,973
Treasury stock, at cost, 1,691,567 shares	(49,998)	—
Retained earnings	186,418	136,629

Total shareholders’ equity	523,267	478,852

Total liabilities and shareholders’ equity	$609,132	$573,099

The accompanying notes are an integral part of
these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(in thousands, except for per share data)
Net patient service revenue	$122,502	$102,784	$346,008	$249,841
Operating expenses:
Practice salaries and benefits	68,232	55,899	195,950	140,571
Practice supplies and other operating expenses	3,997	3,898	11,440	10,360
General and administrative expenses	17,483	16,896	52,796	44,664
Depreciation and amortization	1,520	6,344	4,447	15,025

Total operating expenses	91,232	83,037	264,633	210,620

Income from operations	31,270	19,747	81,375	39,221
Investment income	221	100	595	246
Interest expense	(288)	(795)	(857)	(2,108)

Income before income taxes	31,203	19,052	81,113	37,359
Income tax provision	11,857	8,733	31,324	17,079

Net income	$19,346	$10,319	$49,789	$20,280

Per share data:
Net income per common and common equivalent share:
Basic	$.75	$.43	$1.93	$1.02

Diluted	$.73	$.40	$1.86	$.96

Weighted average shares used in computing net income per common and common equivalent share:
Basic	25,677	23,985	25,760	19,967

Diluted	26,363	25,745	26,794	21,268

The accompanying notes are an integral part of
these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

	(in thousands)
Cash flows from operating activities:
Net income	$49,789	$20,280
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	4,447	15,025
Deferred income taxes	5,157	(5,823)
Changes in assets and liabilities:
Accounts receivable	(11,793)	12,249
Prepaid expenses and other current assets	718	(595)
Other assets	1,335	637
Accounts payable and accrued expenses	6,830	12,739
Income taxes	10,725	4,120

Net cash provided from operating activities	67,208	58,632

Cash flows used in investing activities:
Physician group acquisition payments	(25,809)	(22,274)
Purchase of property and equipment	(5,187)	(5,112)

Net cash used in investing activities	(30,996)	(27,386)

Cash flows from financing activities:
Payments on line of credit, net	—	(34,900)
Payments to refinance line of credit	—	(1,404)
Payments on long-term debt and capital lease obligations	(599)	(2,499)
Proceeds from issuance of common stock	28,223	8,018
Purchase of treasury stock	(49,998)	—

Net cash used in financing activities	(22,374)	(30,785)

Net increase in cash and cash equivalents	13,838	461
Cash and cash equivalents at beginning of period	27,557	3,075

Cash and cash equivalents at end of period	$41,395	$3,536

The accompanying notes are an integral part of
these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

1. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Pediatrix Medical Group, Inc. and the notes thereto presented in this Quarterly Report have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial statements, and do not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of interim periods. The financial statements include all the accounts of Pediatrix Medical Group, Inc., and its subsidiaries combined with the accounts of the professional associations, corporations and partnerships (the “PA Contractors”) with which Pediatrix Medical Group, Inc. or one of its subsidiaries currently has specific management arrangements. The terms “Pediatrix” and the “Company” refer collectively to Pediatrix Medical Group, Inc., its subsidiaries, and the PA Contractors.

The consolidated results of operations for the interim periods presented are not necessarily indicative of the results to be experienced for the entire fiscal year. The accompanying unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

2. Accounting Pronouncements:

Effective July 1, 2001, the Company adopted the nonamortization provisions of Statement of Financial Accounting Standards No. 142 (“FAS 142”) “Goodwill and Other Intangible Assets,” pertaining to goodwill recorded in connection with acquisitions consummated subsequent to June 30, 2001.

Effective January 1, 2002, the Company adopted the remaining provisions of FAS 142, which require the nonamortization of all goodwill and that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and the second step measures the amount of the impairment loss. The year of adoption of FAS 142 is considered a transition period and the timing of the tests is different than for future periods. The first step, identification of potential impairment, must be completed within six months of adoption and measured as of the beginning of the fiscal year. The second step, measurement of the impairment loss, must be completed by the end of the fiscal year if a potential impairment is identified. The Company completed its analysis related to the first step during the second fiscal quarter of 2002 and did not identify any goodwill impairment as a result of the adoption of FAS 142.

Excluding the impact of amortization expense, net of tax, for the three and nine months ended September 30, 2001, pro forma net income and net income per share is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2001

	(in thousands, except for per share data)
Net income	$14,649	$29,847
Net income per share:
Basic	.61	1.49
Diluted	.57	1.40

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

3. Business Acquisitions:

The Company completed the acquisition of six physician group practices during the nine months ended September 30, 2002. Total consideration for the acquired practices was approximately $25.8 million in cash. The Company has accounted for the acquisitions using the purchase method of accounting. The results of operations of the acquired practices have been included in the Company’s consolidated financial statements from the dates of acquisition.

The following unaudited pro forma information combines the consolidated results of operations of the Company and the physician group practices acquired during 2001 and 2002, including the acquisition of MAGELLA Healthcare Corporation on May 15, 2001 pursuant to a merger transaction (the “Merger”), as if the transactions had occurred on January 1, 2001:

	Nine Months Ended
	September 30,

	2002	2001

	(in thousands, except for per share data)
Net patient service revenue	$350,310	$299,726
Net income	49,795	25,990
Net income per share:
Basic	1.93	1.30
Diluted	1.86	1.22

4. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2002	2001

	(in thousands)
Accounts payable	$9,347	$12,625
Accrued salaries and bonuses	28,296	21,811
Accrued payroll taxes and benefits	10,817	7,374
Accrued professional liability coverage	12,974	11,504
Accrued securities litigation settlement	—	12,000
Other accrued expenses	6,638	7,889

	$68,072	$73,203

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

6. Common Stock Repurchase:

In July 2002, the Company entered into a program to repurchase Company common stock in the open market, subject to market conditions and trading restrictions. This repurchase program has been completed, and at September 30, 2002, the Company had repurchased approximately 1.7 million shares at a cost of approximately $50 million.

7. Contingencies:

On June 6, 2002, the Company received a written request from the Federal Trade Commission to submit information on a voluntary basis in connection with an investigation relating to issues of competition following the Merger. The Company is cooperating fully with the Federal Trade Commission, but at this time cannot predict the outcome of the investigation and whether it will have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

On May 3, 2002, the United States District Court for the Southern District of Florida entered an Order and Final Judgment approving the previously disclosed settlement of the securities class action litigation filed against the Company and certain of its officers in February 1999. Under the terms of the settlement, the plaintiffs’ claim was dismissed with prejudice in exchange for a cash payment of $12.0 million.

In April 1999, the Company received requests from investigators in Arizona, Florida and Colorado for information related to its billing practices for services reimbursed by the Medicaid programs in those states and by the TRICARE program for military dependents. In 2000, the Arizona and Florida Medicaid investigations were closed after the Company entered into previously disclosed settlement agreements with those states. On April 16, 2002, the Company entered into a settlement agreement with the Colorado Department of Health Care Policy and Financing pursuant to which the Company made a cash payment of $1.3 million to the State of Colorado. This amount covered a refund of any overpayments made by the Colorado Medicaid program to the Company and its affiliated physicians and professional corporation for neonatal intensive care services billed during the period January 1, 1996 through April 16, 2002, interest on any such overpayments and expenses incurred by the State of Colorado in connection with its investigation. In addition, the Company has agreed to retain an independent third party to perform annual reviews of its billings to the Colorado Medicaid program.

The TRICARE investigation is active and ongoing and this matter, along with the Florida, Arizona and Colorado matters, have prompted inquiries by Medicaid officials in other states. The Company believes that additional audits, inquiries and investigations from government agencies will continue to occur in the ordinary course of its business. The Company cannot predict whether any such audits, inquiries and investigations will have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

7. Contingencies, Continued:

During the ordinary course of its business, the Company has become a party to pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice. Although these actions and proceedings are generally expected to be covered by insurance, there can be no assurance that the Company’s medical malpractice insurance coverage will be adequate to cover liabilities arising out of medical malpractice claims where the outcomes of such claims are unfavorable to the Company. The Company believes, based upon its review of these pending matters, that the outcome of such legal actions and proceedings will not have a material adverse effect on its financial condition, results of operations or liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion highlights the principal factors affecting our financial condition and results of operations, as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with the consolidated financial statements and the accompanying notes presented in this Quarterly Report. As used herein, “us”, “we” and “our” refer to Pediatrix Medical Group, Inc. and its subsidiaries and the professional associations, corporations and partnerships (the “PA Contractors”) with which Pediatrix Medical Group, Inc. or one of its subsidiaries has specific management arrangements.

     The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of September 30, 2002, and for each of the three and nine months ended September 30, 2002 and 2001, and the notes thereto, presented in this Quarterly Report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations (including the discussion of our critical accounting policies) and our consolidated financial statements and the notes thereto contained in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

     The matters discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical facts are forward-looking and are based on estimates, forecasts and assumptions involving risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. See “Caution Concerning Forward-Looking Statements” below.

Results of Operations

     Three Months Ended September 30, 2002 as Compared to Three Months Ended September 30, 2001

     Our net patient service revenue increased $19.7 million, or 19.2%, to $122.5 million for the three months ended September 30, 2002, as compared with $102.8 million for the same period in 2001. Of this $19.7 million increase, $4.7 million, or 23.9%, was attributable to new units at which we provide services as a result of acquisitions. Same unit patient service revenue increased $15.0 million, or 14.7%, for the three months ended September 30, 2002. The increase in same unit net patient service revenue was primarily the result of: (i) the flow through of price increases implemented June 1, 2001; (ii) improved collection rates; (iii) an increase in patient days of 5.8%; (iv) improved managed care contracting; and (v) increased revenue from new services provided in existing practices. Same units are those units at which we provided services for the entire current period and the entire comparable period.

     Practice salaries and benefits increased $12.3 million, or 22.1%, to $68.2 million for the three months ended September 30, 2002, as compared with $55.9 million for the same period in 2001. The increase was attributable to: (i) costs associated with new physicians and other clinical staff as a result of new unit growth and volume growth at existing units; (ii) an increase in incentive compensation as a result of same unit growth and operational improvements at the physician practice level; and (iii) an increase in professional liability insurance costs.

     Practice supplies and other operating expenses increased $99,000, or 2.5%, to $4.0 million for the three months ended September 30, 2002, as compared with $3.9 million for the same period in 2001. The increase was attributable to new units at which we provide services as a result of acquisitions.

     General and administrative expenses include all salaries, benefits, supplies and other operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collection functions. General and administrative expenses increased $587,000, or 3.5%, to $17.5 million for the three months ended September 30, 2002, as compared to $16.9 million for the same period in 2001. This $587,000 increase was primarily due to: (i) salaries and benefits incurred as we continued our efforts to regionalize our operations; (ii) information services for the development and support of clinical and operational systems; and (iii) increased costs required to provide support to new units at which we provide services as a result of acquisitions.

     Earnings before interest, investment income, depreciation and amortization (“EBITDA”) increased by $6.7 million, or 25.7%, to $32.8 million for the three months ended September 30, 2002, as compared with $26.1 million for the same period in 2001. EBITDA margin increased by 1.4 percentage points to 26.8%, as compared with 25.4% for the same period in 2001. The EBITDA margin improvement was primarily due to the decline in general and administrative expenses as a percentage of net patient service revenue.

     Depreciation and amortization expense decreased by $4.8 million, or 76.0%, to $1.5 million for the three months ended September 30, 2002, as compared with $6.3 million for the same period in 2001, as a result of the adoption of the nonamortization provisions of Financial Accounting Standards No. 142 (“FAS 142”) as discussed in Note 2 – “Accounting Pronouncements” of the accompanying unaudited condensed consolidated financial statements. Excluding the impact of goodwill amortization for the three months ended September 30, 2001, depreciation and amortization increased $139,000, primarily due to fixed asset additions.

     Income from operations increased $11.6 million, or 58.4%, to $31.3 million for the three months ended September 30, 2002, as compared with $19.7 million for the same period in 2001. Our operating margin increased 6.3 percentage points to 25.5% for the three months ended September 30, 2002, as compared to 19.2% for the same period in 2001. Excluding the impact of goodwill amortization for the three months ended September 30, 2001, income from operations increased $6.6 million and operating margin increased by 1.5 percentage points.

     We recorded net interest expense of $67,000 for the three months ended September 30, 2002, as compared with net interest expense of $695,000 for the same period in 2001. The decrease in net interest expense in 2002 was primarily the result of having no outstanding balance under our line of credit during the three months ended September 30, 2002. Interest expense for the three months ended September 30, 2002 consisted primarily of commitment fees and amortized deferred debt costs associated with our line of credit.

     Our effective income tax rates were 38.0% and 45.8% for the three months ended September 30, 2002 and 2001, respectively. The decrease in the tax rate for the three months ended September 30, 2002 was primarily due to the elimination of non-deductible goodwill amortization as required under the provisions of FAS 142 (see Note 2 – “Accounting Pronouncements”).

     Net income increased to $19.3 million for the three months ended September 30, 2002, as compared to $10.3 million for the same period in 2001. Excluding the impact of goodwill amortization expense for the three months ended September 30, 2001, net income increased by $4.7 million.

     Diluted net income per common and common equivalent share was $.73 on weighted average shares of 26.4 million for the three months ended September 30, 2002, as compared to $.40 on the weighted average shares of 25.7 million for same period in 2001. Excluding the impact of goodwill amortization expense, diluted net income per common and common equivalent share would have been $.57 for the three months ended September 30, 2001. The net increase in weighted average shares was due to an increase in outstanding shares related to stock option exercises and shares issued under our Employee Stock Purchase Plan offset by the weighted average impact of shares purchased under the Company’s $50 million common stock repurchase program.

     Nine Months Ended September 30, 2002 as Compared to Nine Months Ended September 30, 2001

     Our net patient service revenue increased $96.2 million, or 38.5%, to $346.0 million for the nine months ended September 30, 2002, as compared with $249.8 million for the same period in 2001. Of this $96.2 million increase, $59.9 million, or 62.3%, was attributable to new units at which we provide services as a result of acquisitions, including units that were obtained in the acquisition of MAGELLA Healthcare Corporation on May 15, 2001 pursuant to a merger transaction (the “Merger”). Same unit patient service revenue increased $36.3 million, or 16.9%, for the nine months ended September 30, 2002. The increase in same unit net patient service revenue was primarily the result of: (i) the flow through of price increases implemented on June 1, 2001; (ii) improved collection rates; (iii) an increase in patient days of 4.4%; (iv) improved managed care contracting; and (v) increased revenue from new services provided in existing practices. Same units are those units at which we provided services for the entire current period and the entire comparable period.

     Practice salaries and benefits increased $55.4 million, or 39.4%, to $196.0 million for the nine months ended September 30, 2002, as compared with $140.6 million for the same period in 2001. The increase was attributable to: (i) costs associated with new physicians and other clinical staff as a result of the Merger and to support new unit growth and volume growth at existing units; (ii) an increase in incentive compensation as a result of same unit growth and operational improvements at the physician practice level; and (iii) an increase in professional liability insurance costs.

     Practice supplies and other operating expenses increased $1.0 million, or 10.4%, to $11.4 million for the nine months ended September 30, 2002, as compared with $10.4 million for the same period in 2001. The increase was attributable to new units at which we provide services as a result of acquisitions, including units that were obtained in the Merger.

     General and administrative expenses include all salaries, benefits, supplies and other operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collection functions. General and administrative expenses increased $8.1 million, or 18.2%, to $52.8 million for the nine months ended September 30, 2002, as compared to $44.7 million for the same period in 2001. This $8.1 million increase was primarily due to: (i) increased costs for services provided to the practices acquired in the Merger; (ii) settlement costs of $1.3 million related to the Colorado Medicaid investigation; (iii) salaries and benefits incurred as we continued our efforts to regionalize our operations; (iv) information services for the development and support of clinical and operational systems; (v) legal fees related to the Colorado Medicaid investigation, which was concluded in April 2002, and the Federal Trade Commission investigation initiated in June 2002; and (vi) increased insurance costs.

     EBITDA increased by $31.6 million, or 58.2%, to $85.8 million for the nine months ended September 30, 2002, as compared with $54.2 million for the same period in 2001. EBITDA margin increased by 3.1 percentage points to 24.8%, as compared with 21.7% for the same period in 2001. The EBITDA margin improvement was primarily due to the decline in general and administrative expenses as a percentage of net patient service revenue.

     Depreciation and amortization expense decreased by $10.6 million, or 70.4%, to $4.4 million for the nine months ended September 30, 2002, as compared with $15.0 million for the same period in 2001, primarily as a result of the adoption of the nonamortization provisions of FAS 142 as discussed in Note 2 – “Accounting Pronouncements” of the accompanying unaudited condensed consolidated financial statements. Excluding the impact of goodwill amortization for the nine months ended September 30, 2001, depreciation and amortization increased $992,000, primarily due to fixed assets acquired in the Merger.

     Income from operations increased $42.2 million, or 107.5%, to $81.4 million for the nine months ended September 30, 2002, as compared with $39.2 million for the same period in 2001. Our operating margin increased 7.8 percentage points to 23.5% for the nine months ended September 30, 2002, as compared to 15.7% for the same period in 2001. Excluding the impact of goodwill amortization for the nine months ended September 30, 2001, income from operations increased $30.6 million and operating margin increased by 3.2 percentage points.

     We recorded net interest expense of $262,000 for the nine months ended September 30, 2002, as compared with net interest expense of $1.9 million for the same period in 2001. The decrease in interest expense in 2002 was primarily the result of having no outstanding balance under our line of credit during the nine months ended September 30, 2002. Interest expense for the nine months ended September 30, 2002 consisted primarily of commitment fees and amortized deferred debt costs associated with our line of credit.

     Our effective income tax rates were 38.6% and 45.7% for the nine months ended September 30, 2002 and 2001, respectively. The decrease in the tax rate for the nine months ended September 30, 2002 was primarily due to the elimination of non-deductible goodwill amortization as required under the provisions of FAS 142 (see Note 2 – “Accounting Pronouncements”).

     Net income increased to $49.8 million for the nine months ended September 30, 2002, as compared to $20.3 million for the same period in 2001. Excluding the impact of goodwill amortization expense for the nine months ended September 30, 2001, net income increased by $19.9 million.

     Diluted net income per common and common equivalent share was $1.86 on weighted average shares of 26.8 million for the nine months ended September 30, 2002, as compared to $.96 on the weighted average shares of 21.3 million for same period in 2001. Excluding the impact of goodwill amortization expense, diluted net income per common and common equivalent share would have been $1.40 for the nine months ended September 30, 2001. The significant net increase in weighted average shares outstanding was due to: (i) the shares issued in connection with the Merger which were outstanding from May 15, 2001; (ii) the dilutive effect of convertible subordinated notes and stock options assumed in the Merger; (iii) an increase in outstanding shares due to stock option exercises and shares issued under our Employee Stock Purchase Plans offset by a decrease in shares due to the weighted average impact of shares purchased under the Company’s $50 million common stock repurchase program.

Liquidity and Capital Resources

     As of September 30, 2002, we had working capital of $55.1 million, an increase of $20.7 million from working capital of $34.4 million at December 31, 2001. The increase in working capital was primarily due to net income generated in the first three quarters of 2002 and cash proceeds generated from the issuance of common stock as a result of stock option exercises in the first three quarters of 2002.

     In the third quarter of 2002, we entered into a program to repurchase shares of our common stock in the open market, subject to market conditions and trading restrictions. This repurchase program has been completed, and at September 30, 2002, we had repurchased approximately 1.7 million shares at a cost of approximately $50.0 million.

     As discussed in Note 2 – “Accounting Pronouncements” of the accompanying unaudited condensed consolidated financial statements, effective January 1, 2002, we adopted the remaining provisions of FAS 142, which require the nonamortization of all goodwill and that goodwill be tested annually for impairment. We completed our initial testing during the second quarter of 2002 and did not identify any goodwill impairment as a result of the adoption of FAS 142.

     We maintain professional liability coverage that indemnifies us and our health care professionals on a claims-made basis for losses incurred related to medical malpractice litigation, with a portion of self insurance retention, or deductibles. We record a liability for self-insured deductibles and, based on actuarial valuations, an estimated liability for malpractice claims incurred but not reported. Effective May 1, 2002, we obtained professional liability insurance coverage that expires on April 30, 2003. Such coverage includes a higher level of self-insured retention and a significant increase in premium costs as compared to our prior policies.

     We also maintain directors and officers insurance coverage that indemnifies us for losses incurred related to securities litigation and other litigation brought against management or the Company’s Board of Directors. Our current directors and officers insurance coverage expires on November 30, 2002. Upon renewal, we expect a significant increase in premium costs compared to our prior policy.

     The Company currently has a line of credit in the amount of $100 million which matures on August 14, 2004 (the “Line of Credit”). At our option, the Line of Credit bears interest at either the prime rate or the Eurodollar rate plus an applicable margin rate ranging from 2% to 2.75%. The Line of Credit is collateralized by substantially all of our assets. We are subject to certain covenants and restrictions specified in our Line of Credit, including covenants that require us to maintain a minimum level of net worth and earnings and a restriction on the payment of dividends and certain other distributions, as specified therein. At September 30, 2002, we were in compliance with such financial covenants and had no outstanding balance under our Line of Credit.

     Our annual capital expenditures have typically been for computer hardware and software, ultrasound equipment at our outpatient offices, and for furniture, equipment and improvements at the corporate headquarters and our regional offices. During the nine months ended September 30, 2002, capital expenditures amounted to $5.2 million.

     We anticipate that funds generated from operations, together with cash on hand, and funds available under our Line of Credit will be sufficient to meet our working capital requirements and finance required capital expenditures for at least the next 12 months.

Caution Concerning Forward-Looking Statements

     Certain information included or incorporated by reference in this Quarterly Report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements (other than statements of historical facts), that address activities, events or developments that we or our management intend, expect, project, believe or anticipate will or may occur in the future. Such statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements in this Quarterly Report are made as of the date hereof. We disclaim any duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements.

     Some of the factors that may cause actual results, developments and business decisions to differ materially from those projected or anticipated by such forward-looking statements, as more fully discussed under the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, include pending and future investigations by federal and state government authorities of our billing or other practices; determinations that we failed to comply with applicable health care laws and regulations; limitations, reductions or retroactive adjustments in reimbursement amounts or rates by government-sponsored health care programs; audits by third party payors with respect to our billings for services; failure of physicians affiliated with us to appropriately record and document the services that they provide; our failure to find suitable acquisition candidates or successfully integrate any future or recent acquisitions; impairment of long-lived assets, such as goodwill; federal and state health care reform, including changes in the interpretation of government-sponsored health care programs; our failure to successfully recruit additional and retain existing qualified physicians; malpractice and other lawsuits; our failure to manage growth effectively and to maintain effective and efficient information systems; our failure to collect reimbursements from third party payors in a timely manner; cancellation or non-renewal of our arrangements with hospitals, or renewal of such arrangements on less favorable terms; loss of our affiliated physicians’ privileges or ability to provide services in hospitals, or hospitals entering into arrangements with physicians not affiliated with us; and increased competition in the health care industry. In addition, the market price of our common stock may be impacted by the large number of shares eligible for sale without restriction as described under the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     Our Line of Credit and certain operating lease agreements are subject to market risk and interest rate changes. The total amount available under our Line of Credit is $100 million. At our option, the Line of Credit bears interest at either the prime rate or the Eurodollar rate plus an applicable margin rate ranging from 2% to 2.75%. The leases bear interest at LIBOR-based variable rates. There was no outstanding principal balance on the Line of Credit at September 30, 2002. The outstanding balances related to the operating leases totaled $16.3 million at September 30, 2002. Considering the total outstanding balances under these instruments at September 30, 2002 of $16.3 million, a 1% change in interest rates would result in an impact to pre-tax earnings of $163,000 per year.

Item 4. Controls and Procedures.

     Within 90 days prior to the date of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission.

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     This information was previously reported in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 and is set forth in Note 7 — “Contingencies” of the accompanying unaudited condensed consolidated financial statements. There have been no material developments since the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

PEDIATRIX MEDICAL GROUP, INC.
PART II — OTHER INFORMATION — (Continued)

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

See Exhibit Index.

     (b)  Reports on Form 8-K.

Not Applicable.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEDIATRIX MEDICAL GROUP, INC.

Date: November 14, 2002	By: /s/ Roger J. Medel, M.D.

Roger J. Medel, M.D., Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: November 14, 2002	By: /s/ Karl B. Wagner

Karl B. Wagner, Chief Financial Officer (principal financial and accounting officer)

CERTIFICATIONS

I, Roger J. Medel, M.D., certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Pediatrix Medical Group, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
By: /s/ Roger J. Medel, M.D.

Roger J. Medel, M.D. Chairman of the Board and Chief Executive Officer (principal executive officer)

CERTIFICATIONS

I, Karl B. Wagner, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Pediatrix Medical Group, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
By: /s/ Karl B. Wagner

Karl B. Wagner Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Amended and Restated Articles of Incorporation of Pediatrix (incorporated by reference to Exhibit 3.1 to Pediatrix’s Registration Statement on Form S-1 (Registration No. 33-95086))

3.2	Amendment and Restated Bylaws of Pediatrix (incorporated by reference to Exhibit 3.2 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 2000)

4.1	Articles of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Pediatrix’s current report on Form 8-K dated March 31, 1999)

10.1	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of June 28, 2002, among Pediatrix, certain professional contractors, Fleet National Bank, U.S. Bank National Association, and HSBC Bank USA (incorporated by reference to Exhibit 10.1 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 2002)

11.1*	Statement Re: Computation of Per Share Earnings.

99.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

21