Form 10-K
period 2002-12-31
PEDIATRIX MEDICAL GROUP INC
filed 2003-03-31
CIK 893949

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ___________

                         COMMISSION FILE NUMBER 0-26762

                                 --------------

                          PEDIATRIX MEDICAL GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                FLORIDA                                   65-0271219
   ---------------------------------                  -------------------
      (State or other jurisdiction                     (I.R.S. Employer
   of incorporation or organization)                  Identification No.)

 1301 CONCORD TERRACE, SUNRISE, FLORIDA                      33323
----------------------------------------              -------------------
(Address of principal executive offices)                  (Zip Code)


                                 (954) 384-0175
             ------------------------------------------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2). Yes [X] No [ ]

         The aggregate market value of shares of Common Stock of the registrant held by non-affiliates of the registrant on June 28, 2002, was approximately $527,064,000 based on a $25.00 closing price per share as reported on the New York Stock Exchange composite transactions list on such date.

         The number of shares of Common Stock of the registrant outstanding on March 20, 2003, was 23,768,342.

                      DOCUMENTS INCORPORATED BY REFERENCE:


The registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, with respect to the 2003 annual meeting of shareholders, is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, each document incorporated by reference herein is deemed not to be filed as a part hereof.

================================================================================

                                 INDEX TO ITEMS


PART I            ......................................................................................................3
                  Item 1.    Business...................................................................................3
                  Item 2.    Properties................................................................................20
                  Item 3.    Legal Proceedings.........................................................................21
                  Item 4.    Submission of Matters to a Vote of Security Holders.......................................21
PART II           .....................................................................................................22
                  Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.................22
                  Item 6.    Selected Financial Data...................................................................23
                  Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations...........................................................................25
                  Item 7A.   Quantitative and Qualitative Disclosures About Market Risk................................35
                  Item 8.    Financial Statements and Supplementary Data...............................................36
                  Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
                                  Disclosure...........................................................................58
PART III          .....................................................................................................58
                  Item 10.   Directors and Executive Officers of the Registrant........................................58
                  Item 11.   Executive Compensation....................................................................58
                  Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                             Matters...................................................................................58
                  Item 13.   Certain Relationships and Related Transactions............................................59
                  Item 14.   Controls and Procedures...................................................................59
PART IV           .....................................................................................................60
                  Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................60
Signatures        .....................................................................................................64
Certifications    .....................................................................................................65


                                     PART I

ITEM 1. BUSINESS

     In this Annual Report on Form 10-K, the terms "Pediatrix", "PMG", "the Company", "we", "us" and "our" refer to Pediatrix Medical Group, Inc., a Florida corporation, together with its subsidiaries and its affiliated professional associations, corporations and partnerships (the "PA Contractors"). The PA Contractors are separate legal entities that contract with Pediatrix Medical Group, Inc. to provide physician services in certain states and Puerto Rico.

BUSINESS OVERVIEW

     Pediatrix is the nation's largest physician group focused on maternal-fetal-newborn medicine. Pediatrix and its affiliated professional companies employ 622 physicians, including more than 500 neonatologists who staff and manage the clinical care at more than 200 hospital-based neonatal intensive care units ("NICUs") across the country, caring for babies born prematurely or with medical complications. In several of our markets, we also employ maternal-fetal physician specialists, or perinatologists, who care for expectant mothers with complicated pregnancies. In addition, we employ other pediatric subspecialists, including pediatric intensivists who staff hospital-based pediatric intensive care units, pediatric hospitalists and pediatric cardiologists.

     Our principal mission is the clinical care of premature newborns, babies born with complications and patients with high-risk pregnancies. We staff and manage the clinical activities within specific units in hospitals, primarily NICUs, and we are an important component of the comprehensive labor and delivery and pediatric services that the hospitals provide to their communities. We employ physicians and advanced practitioners, who provide patient care, and we also provide professional and administrative support that includes contracting with third-party payors, billing and collections, risk management services, physician recruiting and credentialing and clinical outcomes data management.

     Our model for hospital-based coverage provides 24-hour physician availability through either an on-site or on-call physician presence. We believe that our 24-hour coverage has enhanced our hospital relationships, making it possible for our physicians to provide patient care throughout the hospital, including the emergency room, nursery and other areas of the obstetrics and pediatrics departments where access to specialized care may be critical.

     Our maternal-fetal medicine ("MFM") practices include a combination of outpatient and inpatient care. We employ perinatal physicians and other clinical professionals, as needed, including nurse mid-wives, ultrasonographers and genetic counselors. We also employ and manage administrative support staff and furnish the required medical equipment at our outpatient offices. All of our MFM practices are based in markets where our physicians also practice neonatal medicine. This allows us to improve patient care by using an integrated continuum of care model that directs treatment to the mother and developing fetus during the pregnancy, and to the baby upon delivery. As a result of these collaborations, we have entered into contractual arrangements with hospitals and third-party payors in certain markets that encompass the entire high risk maternal-fetal-newborn experience.

     We monitor clinical outcomes, employ best demonstrated processes, and conduct clinical research to find new methods of care that result in better outcomes at a reduced overall cost. We make extensive physician continuing medical education resources available to our physicians to ensure that they have knowledge of current treatment methodologies.

     We focus on best demonstrated processes, data collection and reporting to administrators and referring physicians. Our physicians work with the entire medical staff in hospitals to promote each hospital's strategic goals. Obstetrics is an important source of admissions for a hospital. We believe that our physicians' ability to manage patient outcomes has a direct impact on a hospital's reputation among referring physicians within its communities.

     We generate value to our physicians by providing needed resources - clinical and administrative - that allow them to focus on patient care. For example, our Research Data System captures clinical information from daily progress notes in a centralized database that is used for outcomes reporting, retrospective clinical analysis, clinical quality initiatives and as a basis for prospective clinical trials.

     In essence, our model removes many of the burdens that are associated with the management of a physician group practice and allows physicians to concentrate on patient care, adding value to patients, payors, hospital administrators and referring physicians through better clinical care.

DEMAND FOR OUR SERVICES

     The demand for our services - physicians caring for patients - is determined in part by local market dynamics for health services and in part by national market dynamics for physicians. We have built our leading presence in neonatal and maternal-fetal medicine by advancing a comprehensive care model that addresses the needs of our various constituents, including patients and third-party payors, hospital administrators, referring physicians and our employed physicians who practice as part of our national group. There are approximately 4 million births in the U.S. annually, and we estimate that between 10 to 15 percent of all births require neonatal intensive care unit admissions. Babies admitted to NICUs are typically born prematurely, or have an illness or condition that requires the care of a neonatal physician subspecialist. Today, neonatal physicians generally practice in a traditional group practice setting, contracting with hospitals within a community to provide specified coverage in the NICU. Neonatologists are board-certified pediatricians who obtain additional training in neonatal medicine. Premature and low birthweight infants are at increased risk for medical complications and may require neonatal intensive care services. Approximately 11 percent of babies born in the U.S. are born "prematurely", before the 37th week of pregnancy. Approximately 8 percent of all babies are born weighing less than 2,500 grams, or five pounds, eight ounces, according to the U.S. Center for Health Statistics.

     There is no known cause for babies born prematurely. While research is being conducted by numerous institutions to identify the potential cause of premature birth, some common factors that may contribute to prematurity of birth are lack of prenatal care, complications during pregnancy, smoking or poor nutritional habits during pregnancy. Because most neonatal admissions are the result of premature labor and delivery or other unanticipated complications, they are not planned events.

     Across the United States, NICUs are concentrated primarily among hospitals with a higher volume of births. NICUs are important to hospitals since obstetrics departments generate one of the highest volumes of admissions, and obstetricians generally prefer to perform deliveries at hospitals with NICUs. Hospitals must maintain cost-effective care and service in these units to enhance the hospital's desirability to the community, physicians and managed care payors.

     Pediatrix physicians work with our hospital partners to market comprehensive labor and delivery services to referring physicians, principally obstetricians, and also to general and family practice physicians within a particular community and its surrounding areas.

     These referring physicians feel most comfortable delivering babies at hospitals that provide a full-service labor and delivery setting, which today includes a NICU staffed by board-certified/board-eligible neonatal physicians.

     Like most physician subspecialties, neonatal medicine was started at academic centers. During the past three decades, neonatal physician services have migrated from academic centers to community hospitals in reaction to demand from obstetricians seeking additional resources to provide patient care in the labor and delivery area.

    Hospital administrators responded to the demands of community-based obstetricians, an important source of hospital admissions, by building neonatal intensive care units and entering into contracts with independent physician group practices to staff and manage those units. Pediatrix is modeled around that traditional group practice structure, but because of our size we have non-clinical professional management that has proven abilities to achieve significant operating efficiencies in interacting with the hospitals, managing information systems and technologies and complying with government regulations.

     In many of our markets, our neonatologists practice with physicians who are MFM subspecialists, or perinatologists, to provide integrated care for women with complicated pregnancies whose babies are often admitted to the NICU upon delivery. Perinatologists are board-certified obstetricians who obtain additional training in high-risk pregnancies to become eligible for perinatal board certification. Since many maternal-fetal cases result in an admission to a NICU, early involvement by the neonatologist helps to improve outcomes for both mother and child. In addition, we believe that improved perinatal care has a positive impact on neonatal outcomes. Our data on neonatal outcomes demonstrates that, in general, the longer the baby remains in the womb, the greater likelihood of decreased mortality and morbidity. Perinatologists are focused on extending the pregnancy to improve the viability of the fetus. We believe that our integrated care model, which includes maternal-fetal medicine, has improved the clinical outcomes of our patients and strengthened our relationships with patients, hospitals and payors.

PHYSICIAN SERVICES OVERVIEW

     Within the healthcare services sector, the physician services sector remains largely fragmented. Today, administrative pressures on physicians make it increasingly difficult for them to simultaneously manage patient care, stay current on the latest procedures, and efficiently administer non-clinical activities.

     The healthcare services sector is also under considerable cost containment pressures from a number of sources, principally third-party payors, including commercial and government payors.

     Hospitals have entered into contractual relationships with physician groups and organizations to provide specialized care, including neonatal patient care in hospital-based units. Management of these units presents significant operational challenges for hospitals, including complex billing procedures, variable admissions rates, and difficulties in recruiting and retaining qualified physicians. Hospitals outsource with physician subspecialists in an effort to improve outcomes, contain costs, improve utilization management and reduce administrative burdens. Physician organizations assume responsibilities to provide professional management of staff, including recruiting, staffing and scheduling of physicians. Traditionally, hospitals have staffed these vital units through affiliations with small, local physician groups or with independent practitioners. Hospitals are increasingly seeking to contract with physician groups that have the clinical quality initiatives, information and reimbursement systems and management expertise that are required in the current health care environment.

OUR STRATEGY

     Physicians remain receptive to joining or affiliating with a larger organization that provides value-added services and reduces administrative burdens. We believe these trends continue to present opportunities for us. We believe that hospitals will continue to outsource certain units, such as NICUs, on a contract management basis.

     Our objective is to enhance our position as the nation's leading provider of neonatal and perinatal physician services by adding new practices and increasing same-unit growth. A central aspect of our strategy is to attract physicians to our national group by acquiring their practice and integrating it into our existing practice structure. We also continue to market our services to hospitals to obtain new contracts. The key elements of our strategy are as follows:

        FOCUS ON NEONATAL, PERINATAL AND PEDIATRIC PATIENT CARE. Since our founding in 1979, we have focused primarily on neonatology and pediatric subspecialties. As a result of this focus, we believe that we have developed (i) significant expertise in the complexities of billing and reimbursement for neonatal physician services, (ii) a competitive advantage in recruiting and retaining neonatologists seeking to join a group practice and (iii) a clinical approach that includes research, education and clinical quality initiatives that help to advance the care provided to patients. In 1998, we expanded our business into perinatology, or MFM. We are continuing to focus our efforts in MFM and are dedicated to developing the same level of expertise in MFM that we have developed in neonatology over the course of more than two decades. We believe that our continued focus will allow us to enhance our position as the nation's leading provider of neonatal and maternal-fetal physician services.

       INCREASE SAME UNIT GROWTH. We seek to provide our services to hospitals where we can benefit from increased admissions, and we intend to increase revenues at existing units by providing support to areas of the hospital outside the NICU and pediatric intensive care unit ("PICU"), particularly in the obstetrics and pediatrics departments where immediate accessibility to specialized care may be critical. These services generate incremental revenue for us, contribute to our overall profitability, enhance the hospital's profitability, strengthen our relationship with the hospital, and assist the hospital in attracting more admissions by enhancing the hospital's reputation in the community as a full-service critical care provider.

       ACQUIRE NEONATAL AND PERINATAL PHYSICIAN GROUP PRACTICES. We intend to further increase the number of locations at which we provide physician services by acquiring established neonatal and MFM physician group practices. We completed our first acquisition of a neonatal physician group practice in July 1995 and since then we have completed numerous acquisitions of established physician group practices. We intend to continue actively pursuing acquisitions, attracting neonatal and perinatal physician group practices to our comprehensive model for patient care. However, we may not be able to identify future acquisition candidates or consummate any future acquisitions. See "Risk Factors - Our failure to find suitable acquisition candidates or successfully integrate any future or recent acquisitions could harm our business and results of operations."

       DEVELOP REGIONAL NETWORKS. We intend to develop regional and statewide networks of NICUs and perinatal practices in geographic areas with high concentrations of births. We operate combined regional networks of NICUs and perinatal practices in the Austin, Dallas-Fort Worth, Denver-Colorado Springs, Des Moines, Kansas City, Las Vegas, Phoenix-Tucson, San Antonio, San Jose, Seattle-Tacoma and Southern California metropolitan areas. In addition, we intend to continue to acquire and develop perinatal practices in markets where we currently provide NICU services. We believe that the development of regional and statewide networks has generated clinical efficiencies, including best demonstrated processes, and operating efficiencies that have a pronounced positive effect on quality of care, length of stay and the overall cost of care.

       ASSIST HOSPITALS TO CONTROL COSTS. Our comprehensive care model, which promotes early intervention by perinatologists and neonatologists in emergency situations, as well as the retention of qualified perinatologists and neonatologists, improves the overall cost effectiveness of care. We believe that our ability to assist hospitals to control costs will allow us to continue to be successful in adding new units at which we provide physician services.

       ADDRESS CHALLENGES OF MANAGED CARE ENVIRONMENT. We intend to continue to develop new methods of doing business with managed care and third party payors that will allow us to strengthen our relationships with payors and hospitals. We are prepared to enter into flexible arrangements with third party payors. As the nation's leading provider of neonatal and perinatal physician services, we believe that we are well-positioned to address the needs of managed care organizations and other third party payors, which seek to contract with cost-effective quality providers of medical services.

       EXPAND INTO ADDITIONAL HEALTHCARE SERVICES. We intend to use our expertise in maternal-fetal-newborn care, and managing hospital-based physician subspecialists, to expand and diversify our services. For example, we believe that our expertise running the "back-office" functions of hospital-based physician subspecialties can be applied to other areas of the hospital and other medical specialties. In addition, we believe there are opportunities to expand beyond care of high-risk pregnancies and premature and sick newborns. However, we may not be able to identify suitable opportunities. See "Risk Factors - We may be unable to successfully implement our strategy of diversifying our operations."

OUR PHYSICIAN SERVICES

       We manage the physician services at NICUs and other hospital-based units. Our services include the following:

       UNIT MANAGEMENT. We staff each NICU, MFM practice and other subspecialty area that we manage with a medical director who reports to one of our Regional Presidents ("RP"). The RPs and all medical directors at these units are board-certified or board-eligible physicians. In addition to providing medical care and physician management in the unit, the medical director is responsible for (i) overall management of the unit, including quality of care, professional discipline, utilization review and coordinating physician recruitment, staffing and scheduling, (ii) serving as a liaison to the hospital administration, (iii) maintaining professional and public relations in the hospital and the community, and (iv) monitoring our financial success within the unit.

       RECRUITING, STAFFING AND SCHEDULING. We are responsible for recruiting, staffing and scheduling of physicians and advanced registered nurse practitioners ("ARNPs") within the NICUs and other practices and units that we manage. Our recruiting department maintains an extensive recruiting database of neonatologists, perinatologists and pediatricians nationwide. We pre-screen all candidates and check their credentials, licensure and references. The RPs and the medical directors play a key role in the recruiting and interviewing process before candidates are introduced to hospital administrators. The NICUs and PICUs that we manage are staffed by at least one neonatologist or pediatrician on site or available on call. These physicians are board-certified or board-eligible in neonatology, perinatology, pediatrics, pediatric critical care or pediatric cardiology, as appropriate. We also employ or contract with ARNPs, who assist our physicians in operating the NICUs and other units. All ARNPs have either a certificate as a neonatal nurse practitioner or pediatric nurse practitioner or a masters degree in nursing, and have previous neonatal or pediatric experience. We assume responsibility for salaries, benefits and physician malpractice insurance for the physicians who are employed by or under contract with us. See "Contractual Relationships."

       SUPPORT TO OTHER HOSPITAL DEPARTMENTS. As part of our comprehensive care model, physicians provide support services in other areas of hospitals, particularly in the obstetrics, nursery and pediatrics departments, where immediate accessibility to specialized care may be critical. We believe that this support (i) improves our relations with hospital staff and referring physicians, (ii) enhances the hospital's reputation in the community as a full-service critical care provider, (iii) increases admissions from referring obstetricians and pediatricians, (iv) integrates the physicians into a hospital's medical community, (v) generates incremental revenue that contributes to our overall profitability, and (vi) increases the likelihood of our renewing existing and adding new hospital contracts.

       BILLING AND REIMBURSEMENT. We assume responsibility for all aspects of billing, reimbursement and collections related to physician services. Third party payors and/or patients receive a bill from us for physician services. The hospital bills and collects separately for services it provides. To address the increasingly complex and time-consuming process of obtaining reimbursement for medical services, we have invested in both the technical and human resources necessary to create an efficient billing and reimbursement process, including specific claims forms and software systems. We begin this process by providing our physicians with a thorough training curriculum that emphasizes detailed documentation of and proper coding protocol for all procedures performed and services provided to achieve appropriate collection of revenues for physician services. Our billing and collection operations are conducted from our corporate offices, as well as our regional business offices located across the U.S. and in Puerto Rico. See "Risk Factors - From time to time we are subject to billing investigations by federal and state government authorities which could have an adverse effect on our business and results of operations and the trading price of our shares."

       RISK MANAGEMENT SERVICES. The practice of medicine entails an inherent risk of claims of professional liability. We maintain professional liability insurance on a claims-made basis in accordance with standard industry practice. We are able to negotiate with malpractice insurance carriers on behalf of our national group of practitioners. In addition to the advantages of group purchasing for this coverage, we are able to relieve our practitioners of the burden of securing malpractice insurance in a market of increasing insurance premiums. In addition to managing medical risk with insurance, we take proactive steps to provide education and access to best demonstrated processes to our practitioners.

MARKETING AND DEVELOPMENT ACTIVITIES

     Since 1996, Pediatrix has grown largely through acquisition activities that have successfully attracted seasoned neonatal and maternal-fetal specialists to our model for clinical care. Our business development group maintains relationships with many independent physician group practices within our subspecialties. Our marketing program to neonatal and perinatal physician groups consists of (i) market research to identify established physician groups, (ii) telemarketing to identify and contact acquisition candidates, as well as hospitals with high demand for perinatal and NICU services, and (iii) on-site visits conducted by business development personnel together with senior management.

     Physicians practicing as part of Pediatrix also market their practices within their community and surrounding referral areas. Patient volume is based on referrals from other physicians, particularly obstetricians. Consequently, our physicians concentrate their marketing efforts on establishing and maintaining professional relationships with physicians based in those communities where they practice.

MANAGEMENT INFORMATION SYSTEMS

     We maintain several systems to support our day-to-day operations, business development and ongoing clinical and business analysis, including (i) a clinical information system designed to reduce physicians' paperwork requirements while consolidating clinical information used to support our education, research and quality assurance programs, (ii) a coding algorithm to help our physicians in selecting the appropriate billing codes for services provided, (iii) a website (Natal U(TM)) that disseminates clinical research and education materials to physicians and patients, (iv) electronic interchange with payors using electronic benefits verification, claims submission and remittance advice, and
(v) a database used by the business development and recruiting departments in recruiting physicians and identifying potential physician group acquisition candidates, which is updated through telemarketing activities, personal contacts, professional journals and mail solicitation. Ongoing systems development will provide even greater streamlining of information from the clinical systems through the reimbursement process, thereby expediting the overall process.

     Our management information system is an integral component of the billing and reimbursement process. Our system enables us to track numerous and diverse third party payor relationships and payment methods and provides for electronic interchange in support of insurance benefits verification and claims processing to payors accepting electronic submission. Our system was designed to meet our requirements by providing maximum flexibility as payor groups upgrade their payment and reimbursement systems. See "Risk Factors - If we do not maintain effective and efficient information systems, our operations may be adversely affected."

CONTRACTUAL RELATIONSHIPS

     HOSPITAL RELATIONSHIPS. Many of our contracts with hospitals grant us the exclusive right and responsibility to manage the provision of physician services to the NICUs and other hospital-based units. The contracts typically have terms of one to three years and renew automatically for additional terms of one to three years unless earlier terminated. The contracts typically provide that either party may terminate the agreement upon 90 days' written notice. We typically bill patients and third-party payors for physicians' services on a fee-for-service basis separately from other charges billed by the hospital to the same payors. Certain hospitals that do not generate sufficient patient volume agree to pay us administrative fees to assure a minimum revenue level. Administrative fees include guaranteed payments to us, as well as fees paid to us by certain hospitals for administrative services performed by our medical directors at such hospitals. Administrative fees accounted for 7%, 6% and 5% of our net patient service revenue during 2000, 2001 and 2002, respectively. The hospital contracts typically require that we and the physicians performing services maintain minimum levels of professional and general liability insurance. We negotiate those policies, contract and pay the premiums for such insurance on behalf of the physicians. See "Professional Liability and Insurance."

     PAYOR RELATIONSHIPS. Substantially all of our contracts with third party payors are discounted fee-for-service contracts. We have a minor number of small capitated arrangements with certain payors. Under capitated arrangements, we are paid a flat monthly fee based on the number of individuals covered by a particular insurance plan. If we enter into relationships with third party payors with respect to regional and statewide networks, such relationships may be on a capitated basis.

     PA CONTRACTOR RELATIONSHIPS. Pediatrix Medical Group, Inc. ("PMG") has entered into management agreements ("PA Management Agreements") with professional corporations or associations ("PA Contractors") in most of the states in which it operates. Each PA Contractor is owned by a licensed physician affiliated with PMG through employment or other contractual relationships. In accordance with applicable state laws, under the PA Management Agreements, the PA Contractors delegate to PMG only the administrative, management and support functions that the PA Contractors have agreed to provide to the hospital. PMG does not perform any functions that would constitute the practice of medicine. In consideration of services provided, each PA Contractor pays PMG either a percentage of the PA Contractor's gross revenue, but never greater than the net profits of such PA Contractor, or a flat fee. PMG has the discretion to determine whether the fee shall be paid on a monthly, quarterly or annual basis. The management fee may be adjusted from time to time to reflect industry standards and the range of services provided by the PA Contractor. The PA Management Agreements are long-term in nature, and in most cases permanent, subject only to termination by PMG, except in the case of gross negligence, fraud or illegal acts of PMG. Also, the PA Management Agreements provide that PMG has the right, but not the obligation to purchase, or to designate a person or persons to purchase, the stock of the PA Contractor for a nominal amount. Separately, in its sole discretion, PMG has the right to assign its interest in the PA Management Agreements. See Note 2 to our Consolidated Financial Statements and "Risk Factors - Regulatory authorities or other parties may assert that our arrangements with our affiliated professional contractors constitute fee-splitting or the corporate practice of medicine which could result in civil or criminal penalties or invalidation of our contracts, which in turn could have an adverse effect on our financial condition and results of operations."

     PHYSICIAN RELATIONSHIPS. Our physician employment agreements typically have terms of three to five years and can be terminated by either party at any time upon 90 days' prior written notice. Each physician generally receives a base salary and is eligible for an incentive bonus. Each physician is required to hold a valid license to practice medicine in the appropriate state in which the physician provides patient care and to become a member of the medical staff, with appropriate privileges, at each hospital at which he or she practices. We are responsible for billing patients and third party payors for services rendered by the physician, and we have the exclusive right to establish the schedule of fees to be charged for such services. Substantially all the physicians employed by PMG or the PA Contractors have agreed not to compete with PMG or the PA Contractor within a specified geographic area for a certain period after termination of employment.

     ACQUISITIONS. We structure acquisitions of physician practice groups as asset purchases, stock purchases or mergers. Generally, these structures provide for (i) the assignment to us or a PA Contractor of the contracts between the physician practice group and the hospital at which the physician practice group provides medical services, (ii) the procurement of "tail insurance" coverage that covers malpractice claims filed after the date of acquisition that are based on events that occurred prior to the acquisition, and (iii) the indemnification to us by the previous owners of the practice group for breaches of their representations and warranties contained in the purchase agreement. Generally, in acquisitions structured as asset purchases, we do not acquire the physician practice group's receivables or liabilities, including malpractice claims, arising from the physician practice group's activities prior to the date of the acquisition. Generally, in acquisitions structured as stock purchases or mergers, the physician practice group's receivables (net of any liabilities accruing prior to the acquisition and permitted indemnification claims) are assigned to the former owners of the physician practice group.

GOVERNMENT REGULATION

     Our operations and relationships are subject to extensive and complex governmental and regulatory requirements relating to the practice of medicine and billing for services rendered to patients. We are also subject to laws and regulations that relate to business corporations in general. We exercise care in an effort to structure our practices and arrangements with hospitals and physicians to comply with applicable federal, state and local laws and regulations and we believe that such practices and arrangements comply in all material respects with all such existing applicable laws and regulations.

     Approximately 23% of our net patient service revenue in 2002, exclusive of administrative fees, was derived from payments made by government-sponsored health care programs, principally Medicaid. These programs are subject to substantial regulation by the federal and state governments. Any change in reimbursement regulations, policies, practices, interpretations or statutes that places material limitations on reimbursement amounts or practices could adversely affect our operations. In addition, funds received under these programs are subject to audit with respect to the proper billing for physician and ancillary services and, accordingly, retroactive adjustments of revenue from these programs may occur. See "Risk Factors - Limitations of, reductions in or retroactive adjustments to reimbursement amounts or rates by government-sponsored health care programs could adversely affect our financial condition and results of operations."

     For more information about the various regulatory requirements to which we are subject, see "Risk Factors - The health care industry is highly regulated and our failure to comply with laws or regulations, or a determination that in the past we have failed to comply with laws or regulations, could have an adverse effect on our financial condition and results of operations", "Risk

Factors - If we are found to have violated anti-kickback or self-referral laws, we could be subject to monetary fines, civil and criminal penalties and exclusion from participation in government-sponsored health care programs, which would have an adverse effect on our business and results of operations", "Risk Factors - Regulatory authorities or other parties may assert that our arrangements with our affiliated professional contractors constitute fee-splitting or the corporate practice of medicine which could result in civil or criminal penalties or invalidation of our contracts, which in turn could have an adverse effect on our financial condition and results of operations", "Risk Factors - Federal and state laws that protect the privacy of patient health information may increase our costs and limit our ability to collect and use that information", and "Risk Factors - Federal and state health care reform, or changes in the interpretation of government-sponsored health care programs, may have an adverse effect on our financial condition and results of operations."

GOVERNMENT INVESTIGATIONS

     On June 6, 2002, we received a written request from the Federal Trade Commission ("FTC") to submit information on a voluntary basis in connection with an investigation of issues of competition related to our May 2001 acquisition of Magella Healthcare Corporation ("Magella") and our business practices generally. On February 5, 2003, we received additional information requests from the FTC in the form of a Subpoena and Civil Investigative Demand. Pursuant to these requests, the FTC has requested documents and information relating to the acquisition and our business practices in certain markets. We are cooperating fully with the FTC. We cannot predict the outcome of the investigation and whether it, or any similar future investigation or claim by the FTC or other parties, will have a material adverse effect on our business, financial condition, results of operations or the trading price of our shares. See "Risk Factors - The Federal Trade Commission or other parties may assert that our 2001 acquisition of Magella or our business practices violate antitrust laws, which could have an adverse effect on us."

     In April 2002, we entered into a settlement agreement with the Colorado Department of Health Care Policy and Financing resolving the State of Colorado's Medicaid investigation of the Company. We had received requests in April 1999, and in one case a subpoena, from state and federal investigators in Arizona, Florida and Colorado for information related to our billing practices for services reimbursed by the Medicaid programs in those states and by the TRICARE program for military dependents. The Arizona and Florida Medicaid investigations were closed in 2000 after we entered into settlement agreements with those states. The TRICARE investigation is active and ongoing. These previously disclosed investigations have prompted inquiries by Medicaid officials in other states. We believe that additional audits, inquiries and investigations from government agencies will continue to occur in the ordinary course of our business. We cannot predict whether any such audits, inquiries or investigations will have a material adverse effect on our business, financial condition, results of operations or the trading price of our shares.

OTHER LEGAL PROCEEDINGS

     On May 3, 2002, the United States District Court for the Southern District of Florida entered an Order and Final Judgment approving the settlement of the class action litigation filed against us and certain of our officers in February 1999 relating to alleged violations of securities laws. Under the terms of the settlement, the plaintiffs' claim was dismissed with prejudice in exchange for a cash payment of $12.0 million, which was covered by insurance policies.

     During the ordinary course of business, we have become a party to pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice. Although these actions and proceedings are generally expected to be covered by insurance, there can be no assurance that our medical malpractice insurance coverage will be adequate to cover all potential liabilities. We believe, based upon our review of these pending matters, that the outcome of such legal actions and proceedings will not have a material adverse effect on our business, financial condition, results of operations or the trading price of our shares. See "Item 3. Legal Proceedings."

PROFESSIONAL LIABILITY AND INSURANCE

     The practice of medicine entails an inherent risk of claims of professional liability. We maintain professional liability insurance and general liability insurance on a claims-made basis in accordance with standard industry practice. We believe that our coverage is appropriate based upon our claims experience and the nature and risks of our business. There can be no assurance that a pending or future claim or claims will not be successful or if successful will not exceed the limits of available insurance coverage. See "Item 3. Legal Proceedings" and "Risk Factors - We may be subject to malpractice and other lawsuits, some of which we may not be fully insured against."

     In order to maintain hospital privileges, the physicians who are employed by or under contract with us are required to maintain professional liability insurance coverage. We contract and pay the premiums for such insurance for the physicians. Our current professional liability insurance policy expires May 1, 2003, and we are currently reviewing our coverage options, which may include a higher self-insured retention. There can be no assurance that we can obtain substantially similar coverage upon expiration or that such coverage will continue to be available at acceptable costs and on favorable terms. Based upon current conditions in the insurance markets, we expect that our professional liability insurance premiums will increase over prior periods.

COMPETITION

     The health care industry is highly competitive and has been subject to continual changes in the method in which health care services are provided and the manner in which health care providers are selected and compensated. We believe that private and public reforms in the health care industry emphasizing cost containment and accountability will serve as a catalyst for neonatal and perinatal care to shift from highly fragmented, individual or small practice providers to larger physician groups. Companies in other health care industry segments, such as managers of other hospital-based specialties or large physician group practices, some of which have financial and other resources greater than ours, may become competitors in providing perinatal, neonatal and pediatric intensive care physician services to patients. Competition in our business is generally based upon reputation and experience, and our physicians' ability to provide cost-effective, quality care. See "Risk Factors - Our industry is already competitive and increased competition could adversely affect our revenues."

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

EMPLOYEES AND PROFESSIONALS UNDER CONTRACT; GEOGRAPHIC COVERAGE

     In addition to the 622 practicing physicians employed by or under contract with us as of December 31, 2002, Pediatrix employed or contracted with 402 other clinical professionals and 1,267 other full-time and part-time employees. None of our employees are subject to a collective bargaining agreement.

     We provide services in Alaska, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Indiana, Illinois, Iowa, Kansas, Kentucky, Maryland, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Puerto Rico, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and West Virginia. During 2002, approximately 62% of our net patient service revenue was generated by operations in our five largest states. See "Risk Factors - We may be adversely affected by unfavorable regulatory or other changes or conditions in geographic areas where our operations are concentrated."


INFORMATION AVAILABLE ON OUR WEBSITE

     Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our Internet website www.pediatrix.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). Our Internet website and the information contained therein or connected thereto are not incorporated into this Annual Report on Form 10-K.

RISK FACTORS

THE FEDERAL TRADE COMMISSION OR OTHER PARTIES MAY ASSERT THAT OUR 2001 ACQUISITION OF MAGELLA OR OUR BUSINESS PRACTICES VIOLATE ANTITRUST LAWS, WHICH COULD HAVE AN ADVERSE EFFECT ON US.

     The health care industry is highly regulated for antitrust purposes. We believe that our industry will continue to be subject to increasing regulation and enforcement action. In recent years, the Federal Trade Commission (the "FTC"), the Department of Justice, and state Attorneys General have taken increasing steps to review and, in some cases, take enforcement action against, acquisitions and business conduct in the health care industry. On June 6, 2002, we received a written request from the FTC to submit information on a voluntary basis in connection with an investigation of issues of competition related to our May 2001 acquisition of Magella and our business practices generally. On February 5, 2003, we received additional information requests from the FTC in the form of a Subpoena and Civil Investigative Demand. Pursuant to these requests, the FTC has requested documents and information relating to the acquisition and our business practices in certain markets. We intend to continue to cooperate fully with the information requests but at this time cannot predict the outcome of the investigation and whether it, or any similar future investigation or claim by other parties, will have a material adverse effect on our business, financial condition, results of operations or the trading price of our shares.

FROM TIME TO TIME WE ARE SUBJECT TO BILLING INVESTIGATIONS BY FEDERAL AND STATE GOVERNMENT AUTHORITIES WHICH COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS AND THE TRADING PRICE OF OUR SHARES.

    State and federal statutes impose substantial penalties, including civil and criminal fines, exclusion from participation in government health care programs and imprisonment, on entities or individuals (including any individual corporate officers or physicians deemed responsible) that fraudulently or wrongfully bill governmental or other third party payors for health care services. In addition, federal laws allow a private person to bring a civil action in the name of the United States government for false billing violations. In April 1999, we received requests, and in one case a subpoena, from investigators in Arizona, Colorado and Florida for information related to our billing practices for services reimbursed by the Medicaid programs in these states and by the TRICARE program for military dependents. Our disclosure of the investigations caused our share price to substantially decrease.

    The TRICARE investigation is active and ongoing, and this matter, along with the Arizona, Colorado and Florida matters, has prompted inquiries by Medicaid officials in other states. We cannot predict whether the TRICARE investigation or any other inquiries will have a material adverse effect on our business, financial condition or results of operations or on the trading prices of our shares. We believe that additional billing audits, inquiries and investigations by government agencies will continue to occur in the ordinary course of our business and in the health care services industry in general from time to time.

WE MAY BE ADVERSELY AFFECTED BY UNFAVORABLE REGULATORY OR OTHER CHANGES OR CONDITIONS IN GEOGRAPHIC AREAS WHERE OUR OPERATIONS ARE CONCENTRATED.

     During 2000, 2001 and 2002, approximately 55%, 59% and 62%, respectively, of our net patient service revenue was generated by operations in our five largest states. Over those same periods, our operations in Texas accounted for approximately 18%, 29% and 33% of our net patient service revenue. Adverse changes or conditions affecting these markets, such as health care reforms, changes in laws and regulations, reduced Medicaid reimbursements, reductions in the supply of trained physicians and government investigations, may have an adverse effect on our operations. We continue to seek to diversify the geographic scope of our operations, primarily through acquisitions of physician group practices. We may not be able to implement successfully or realize the expected benefits of any of these initiatives. Our failure to so diversify our operations geographically could have a material adverse effect on our business, financial condition, results of operations or the trading price of our shares.

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

    Approximately 23% of our net patient service revenue in 2002, exclusive of administrative fees, was derived from payments made by government-sponsored health care programs, principally Medicaid. These government programs, as well as private insurers, have taken and may continue to take steps to control the cost, use and delivery of health care services. There can be no assurance that payments from government or private payors will remain at levels comparable to present levels. Our business could be adversely affected by reductions in or limitations of reimbursement amounts or rates under these programs, reductions in funding of these programs or elimination of coverage for certain individuals or treatments under these programs, which may be implemented as a result of:

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

IF OUR PHYSICIANS DO NOT APPROPRIATELY RECORD AND DOCUMENT THE SERVICES THAT THEY PROVIDE, OUR REVENUES COULD BE ADVERSELY AFFECTED.

    Physicians employed or under contract with our affiliated professional contractors are responsible for assigning reimbursement codes and maintaining sufficient supporting documentation in respect of the services that they provide. We use this information to seek reimbursement for their services from third party payors. If our physicians do not appropriately code or document their services, our revenues could be adversely affected. For instance, in response to billing investigations or other governmental inquiries, our affiliated physicians could take an unduly conservative approach to coding for their services. As a result, we could receive lower reimbursements from third party payors which could have a material adverse effect on our revenues and results of operations.

OUR FAILURE TO FIND SUITABLE ACQUISITION CANDIDATES OR SUCCESSFULLY INTEGRATE ANY FUTURE OR RECENT ACQUISITIONS COULD HARM OUR BUSINESS AND RESULTS OF OPERATIONS.

    We have expanded and intend to continue to expand our geographic and market penetration primarily through acquisitions of physician group practices. However, we may not be able to implement our acquisition strategy, and our strategy may not be successful. In implementing our acquisition strategy, we compete with other potential acquirers, some of which may have greater financial or operational resources than we do. Competition for acquisitions may intensify due to the ongoing consolidation in the health care industry, which may increase the costs of capitalizing on such opportunities. In addition, completion of acquisitions could result in us incurring or assuming indebtedness and issuing equity. The issuance of shares of our common stock for an acquisition may result in dilution to our existing shareholders.

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

WE MAY BE UNABLE TO SUCCESSFULLY IMPLEMENT OUR STRATEGY OF DIVERSIFYING OUR OPERATIONS.

     We are beginning to explore potential strategic initiatives to diversify our operations. Such initiatives would likely be either clinically related to our current core business or in areas within healthcare that would allow us to leverage our current business expertise. We may not be able to identify appropriate diversification opportunities. If we are able to identify potential diversification opportunities, we may not be able to implement successfully or realize the expected benefits of such opportunities.

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

    Our business is subject to extensive federal and state regulation with respect to financial relationships and "kickbacks" among health care providers, physician self-referral arrangements and other fraud and abuse issues. Federal anti-kickback laws and regulations prohibit certain offers, payments or receipts of remuneration in return for (i) referring Medicaid or other government-sponsored health care program patients or patient care opportunities or (ii) purchasing, leasing, ordering or arranging for or recommending any service or item for which payment may be made by a government-sponsored health care program. In addition, federal physician self-referral legislation, known as the Stark law, prohibits a physician from ordering certain services reimbursable by Medicare or Medicaid from any entity with which the physician has a financial relationship. These laws are broadly worded and, in the case of the anti-kickback law, have been broadly interpreted by federal courts, and potentially subject many business arrangements to government investigation and prosecution, which can be costly and time consuming. Violations of these laws are punishable by monetary fines, civil and criminal penalties, exclusion from participation in government-sponsored health care programs and forfeiture of amounts collected in violation of such laws, which could have an adverse effect on our business and results of operations. Certain states in which we do business also have similar anti-kickback and self-referral laws, imposing substantial penalties for violations. The relationships, including fee arrangements, among our affiliated professional contractors, hospital clients and physicians have not been examined by federal or state authorities under these anti-kickback and self-referral laws and regulations.

FEDERAL AND STATE LAWS THAT PROTECT THE PRIVACY OF PATIENT HEALTH INFORMATION MAY INCREASE OUR COSTS AND LIMIT OUR ABILITY TO COLLECT AND USE THAT INFORMATION.

    Numerous federal and state laws and regulations govern the collection, dissemination, use and confidentiality of patient-identifiable health information, including the federal Health Insurance Portability and Accountability Act of 1996 and related rules, or HIPAA. As part of our medical record keeping, third party billing, research and other services, we collect and maintain patient-identifiable health information. New health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we handle health care related data and communicate with payors, and the cost of complying with these standards could be significant. If we do not comply with existing or new laws and regulations related to patient health information we could be subject to criminal or civil sanctions.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY RECRUIT ADDITIONAL AND RETAIN EXISTING QUALIFIED PHYSICIANS TO SERVE AS OUR INDEPENDENT CONTRACTORS OR EMPLOYEES.

    Our business strategy is dependent upon our ability to recruit and retain qualified neonatologists and perinatologists. We compete with many types of health care providers, including teaching, research and government institutions, for the services of qualified physicians. In addition, upon the expiration of the employment contracts of our affiliated physicians, which typically have terms of three to five years, we generally seek the renewal of such contracts. We may not be able to continue to recruit and retain, through renewal of existing contracts or otherwise, a sufficient number of qualified neonatologists and perinatologists who provide services in markets served by us on terms similar to our current arrangements. Our inability to recruit additional or retain our current physicians on terms that are similar to our current arrangements (or that are otherwise acceptable to us) could adversely affect our ability to service existing or new units at hospitals or expand our business, which could have a material adverse effect on our business, financial condition, results of operations or the trading price of our shares.

WE MAY BE SUBJECT TO MALPRACTICE AND OTHER LAWSUITS, SOME OF WHICH WE MAY NOT BE FULLY INSURED AGAINST.

    Our business entails an inherent risk of claims of medical malpractice against our physicians and us. We periodically become involved as a defendant in medical malpractice lawsuits, some of which are currently ongoing, and are subject to the attendant risk of substantial damage awards. A significant source of potential liability is negligence or alleged negligence by physicians employed or contracted by us or our affiliated professional contractors. To the extent these physicians are our employees, or are regarded as our agents, we could be held liable. In addition, our contracts with hospitals generally require us to indemnify them and their affiliates for losses resulting from the negligence of physicians who are associated with us. We maintain professional liability insurance on a claims-made basis in accordance with standard industry practice. We believe that our coverage is appropriate based upon our claims experience and the nature and risks of our business. There can be no assurance that a pending or future claim or claims will not be successful or if successful will not exceed the limits of available insurance coverage. Our current professional liability insurance policy expires May 1, 2003, and we are currently reviewing our coverage options, which may include a higher self-insured retention. There can be no assurance that we can obtain substantially similar coverage upon expiration or that such coverage will continue to be available at acceptable costs and on favorable terms. Based upon current insurance markets, we expect that our professional liability insurance premiums will increase over prior periods.

    From time to time we have been subject to other lawsuits. We recently settled a class action lawsuit brought by a class of open market purchasers of our common stock. The class action lawsuit alleged that we had violated federal securities laws. We may be subject to lawsuits in the future which may involve large claims and significant defense costs. Although we currently maintain liability insurance intended to cover such claims, the coverage limits of such insurance policies may prove to be inadequate or all such claims may not be covered by the insurance. In addition, our commercial insurance policies must be renewed annually. We cannot assure you that pending or future lawsuits will not be successful or, if successful, will not exceed the limits of our available insurance coverage or that this coverage will continue to be available at acceptable costs and on favorable terms. Liabilities in excess of our insurance coverage could have a material adverse effect on our financial condition and results of operations. In addition, claims, regardless of their merit or eventual outcome, also may have a material adverse effect on our business, financial condition, results of operations or the trading price of our shares.

WE MAY WRITE-OFF INTANGIBLE ASSETS, SUCH AS GOODWILL.

    Our intangible assets, which consist primarily of goodwill, are subject to annual impairment testing. Under current accounting standards, goodwill is tested for impairment at an operating segment level, known as a reporting unit, on an annual basis using a two-step test. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, a second step is performed to determine the amount of any impairment loss. As circumstances after an acquisition can change, our reporting units may be subject to impairment losses. If we record an impairment loss related to our goodwill, it could have an adverse effect on our results of operations for the year in which the impairment is recorded.

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

IF WE DO NOT MAINTAIN EFFECTIVE AND EFFICIENT INFORMATION SYSTEMS, OUR OPERATIONS MAY BE ADVERSELY AFFECTED.

    Our operations are dependent on the continued and uninterrupted performance of our information systems. Failure to maintain reliable information systems or disruptions in our information systems could cause disruptions in our business operations, including: disruptions in billing and collections; loss of existing patients; difficulty in satisfying requirements of contractual obligations with hospitals; disputes with patients and payors; problems maintaining patient privacy and confidentiality, patient records, research and other databases; regulatory problems; decreased intra-company communications; increased administrative expenses; or other adverse consequences, any or all of which could have a material adverse effect on our operations.

OUR QUARTERLY RESULTS WILL LIKELY FLUCTUATE, WHICH COULD CAUSE THE VALUE OF OUR COMMON STOCK TO DECLINE.

    We have recently experienced and expect to continue to experience quarterly fluctuations in our net patient service revenue and associated net income primarily due to volume and cost fluctuations. We have significant fixed operating costs, including physician costs, and, as a result, are highly dependent on patient volume and capacity utilization of our affiliated professional contractors to sustain profitability. Our results of operations for any quarter are not necessarily indicative of results of operations for any future period or full year. As a result, our results of operations may vary significantly from period to period. In addition, there recently has been significant volatility in the market price of securities of health care companies that in many cases we believe has been unrelated to the operating performance of these companies. We believe that certain factors, such as legislative and regulatory developments, quarterly fluctuations in our actual or anticipated results of operations, lower revenues or earnings than those anticipated by securities analysts, and general economic and financial market conditions, could cause the price of our common stock to fluctuate substantially.

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

    Our net patient service revenue is derived primarily from fee-for-service billings for patient care provided by our physicians and from administrative fees. Our arrangements with certain hospitals provide that if the hospital does not generate sufficient patient volume it will pay us administrative fees in order to guarantee that we receive a specified minimum revenue level. We also receive administrative fees from hospitals for administrative services performed by physicians providing medical director services at the hospital. Administrative fees accounted for 7%, 6% and 5% of our net patient service revenue during 2000, 2001 and 2002, respectively. Our contractual arrangements with hospitals generally are for periods of one to three years and may be terminated by us or the hospital upon 90 days written notice. While we have in most cases been able to renew these arrangements, hospitals may cancel or not renew our arrangements, or may not pay us administrative fees in the future. To the extent that our arrangements with hospitals are canceled, or are not renewed or replaced with other arrangements with at least as favorable terms, our financial condition and results of operations could be adversely affected. In addition, to the extent our physicians lose their privileges in hospitals or hospitals enter into arrangements with other physicians, our revenues could be adversely affected.

OUR INDUSTRY IS ALREADY COMPETITIVE AND INCREASED COMPETITION COULD ADVERSELY AFFECT OUR REVENUES.

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

WE ARE DEPENDENT UPON OUR KEY MANAGEMENT PERSONNEL FOR OUR FUTURE SUCCESS.

    Our success depends to a significant extent on the continued contributions of our key management, business development, sales and marketing personnel, including our Chief Executive Officer and co-founder, Dr. Roger Medel, for our management and implementation of our growth strategy. The loss of Dr. Medel or other key personnel could have a material adverse effect on our financial condition, results of operations and plans for future development.


THE SUBSTANTIAL NUMBER OF OUR SHARES THAT WILL BE ELIGIBLE FOR SALE IN THE NEAR FUTURE COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO FALL.

    As of December 31, 2002, there were 25,313,371 shares of our common stock outstanding, all of which are freely tradable without restriction, except that 45,769 shares, which are owned by certain of our officers, directors and affiliates, may be sold publicly at any time subject to the volume and other restrictions under Rule 144 of the Securities Act of 1933.

    As of December 31, 2002, there were also:

    o 5,363,664 shares of our common stock reserved for issuance under options issued pursuant to our amended and restated stock option plan, of which options for an aggregate of 4,240,869 shares of common stock were issued and outstanding and options for an aggregate of 2,304,027 shares of common stock were exercisable;

    o 228,363 shares of our common stock reserved for issuance under presently exercisable stock options issued by Magella, which options were exercisable into shares of our common stock at the time of our acquisition of Magella;

    o 373,169 shares of our common stock reserved for issuance under our employee stock purchase plans; and

    o 30,449 shares of our common stock reserved for issuance under convertible notes issued by Magella which were convertible into shares of our common stock at the time of our acquisition of Magella.

    All shares of common stock issued upon the exercise of stock options or under our employee stock purchase plans will be freely tradable, subject to the volume trading limitations under Rule 144 of the Securities Act of 1933 in respect of shares acquired by our affiliates. Our stock options entitle holders to purchase shares of our common stock at prices which may be less than the current market price per share of our common stock. Holders of these options will usually exercise or convert them at a time when the market price of our common stock is greater than their exercise price. Accordingly, the exercise of these options and subsequent sale of our common stock could reduce the market price for our common stock and result in dilution to our then shareholders.

IF WE ENTER INTO A SIGNIFICANT NUMBER OF SHARED-RISK CAPITATED ARRANGEMENTS WITH CERTAIN PAYORS, SUCH ARRANGEMENTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The evolving managed care environment has created substantial cost containment pressures for the health care industry. Our contracts with payors and managed care organizations traditionally have been fee-for-service arrangements. At December 31, 2002, we had relatively few "capitated" and "case rate" arrangements with payors. Under capitated payment arrangements, we receive a flat monthly fee based on the number of individuals covered by that particular insurance plan regardless of the number of patients or types of treatment we provide, and under a case rate payment arrangement, we receive a fixed dollar amount per patient. If we enter into similar arrangements in the future, our financial condition and results of operations may be adversely affected if we are unable to manage our risks under these arrangements.

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

FORWARD-LOOKING STATEMENTS MAY PROVE INACCURATE.

    Certain information included or incorporated by reference in this Annual Report on Form 10-K may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, that address activities, events or developments that Pediatrix intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are characterized by terminology such as "believe", "hope", "may", "anticipate", "should", "intend", "plan", "will", "expect", "estimate", "project", "positioned", "strategy" and similar expressions. These statements are based on assumptions and assessments made by Pediatrix's management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated or expressed by such forward-looking statements. Forward-looking statements speak only as of the date the statements were made. We assume no duty to update any forward-looking statements. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include but may not be limited to the risk factors discussed above.

ITEM 2. PROPERTIES

    We lease our corporate office located in Sunrise, Florida (approximately 80,000 square feet). During 2002, we leased space in other facilities in various states for our business and medical offices, storage space, and temporary housing of medical staff, with aggregate annual rents of approximately $6,097,000. See Note 9 to our Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

    On June 6, 2002, we received a written request from the Federal Trade Commission ("FTC") to submit information on a voluntary basis in connection with an investigation of issues of competition related to our May 2001 acquisition of Magella and our business practices generally. On February 5, 2003, we received additional information requests from the FTC in the form of a Subpoena and Civil Investigative Demand. Pursuant to these requests, the FTC has requested documents and information relating to the acquisition and our business practices in certain markets. We are cooperating fully with the FTC, but at this time cannot predict the outcome of the investigation and whether it will have a material adverse effect on our business, financial condition, results of operations or the trading price of our shares.

    In April 2002, we entered into a settlement agreement with the Colorado Department of Health Care Policy and Financing resolving the State of Colorado's Medicaid investigation of the Company. We had received requests in April 1999, and in one case a subpoena, from state and federal investigators in Arizona, Florida and Colorado for information related to our billing practices for services reimbursed by the Medicaid programs in those states and by the TRICARE program for military dependents. The Arizona and Florida Medicaid investigations were closed in 2000 after we entered into settlement agreements with those states. The TRICARE investigation is active and ongoing and this matter, along with the Florida, Arizona and Colorado matters, has prompted inquiries by Medicaid officials in other states. We believe that additional audits, inquiries and investigations from government agencies will continue to occur in the ordinary course of our business. We cannot predict whether any such audits, inquiries or investigations will have a material adverse effect on our business, financial condition, results of operations or the trading price of our shares.

    On May 3, 2002, the United States District Court for the Southern District of Florida entered an Order and Final Judgment approving the settlement of the class action litigation filed against us and certain of our officers in February 1999 relating to alleged violations of securities laws. Under the terms of the settlement, the plaintiffs' claim was dismissed with prejudice in exchange for a cash payment of $12.0 million, which was covered by insurance policies.

    During the ordinary course of business, we have become a party to pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice. Although these actions and proceedings are generally expected to be covered by insurance, there can be no assurance that our medical malpractice insurance coverage will be adequate to cover liabilities arising out of medical malpractice claims where the outcomes of such claims are unfavorable to us. We believe, based upon our review of these pending matters, that the outcome of such legal actions and proceedings will not have a material adverse effect on our business, financial condition, results of operations or the trading price of our shares.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fiscal quarter ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

    Pediatrix common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "PDX". The following table sets forth, for the periods indicated, the high and low sales prices for the common stock as reported on the NYSE.

                                      HIGH           LOW
                                  -----------    -----------
2001
First Quarter                       $  25.82      $  18.98
Second Quarter                         33.20         21.30
Third Quarter                          41.15         30.56
Fourth Quarter                         43.17         24.00

2002
First Quarter                       $  42.44      $  33.00
Second Quarter                         48.60         22.74
Third Quarter                          34.75         21.70
Fourth Quarter                         42.00         31.25


    As of March 20, 2003, there were approximately 106 holders of record of the 23,768,342 outstanding shares of Pediatrix common stock. This share figure reflects the repurchase of approximately 1.6 million shares of Pediatrix common stock during the first quarter of 2003 under the Company's previously announced share repurchase program. The closing sales price for Pediatrix common stock on March 20, 2003 was $28.85 per share.

    We did not declare or pay any cash dividends on our common stock in 2001 or 2002, nor do we currently intend to declare or pay any cash dividends in the future, but instead we intend to retain all earnings for the operation and expansion of our business. The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, results of operations, capital requirements, our general financial condition, general business conditions and contractual restrictions on payment of dividends, if any, as well as such other factors as the Board of Directors may deem relevant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data set forth as of and for each of the five years in the period ended December 31, 2002, have been derived from the Consolidated Financial Statements, which statements have been audited. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and the notes thereto included elsewhere herein.


                                                             YEARS ENDED DECEMBER 31,
                                          -------------------------------------------------------------
                                             1998        1999         2000        2001         2002
                                          ---------    ---------    ---------    ---------    ---------
                                           (IN THOUSANDS, EXCEPT PER SHARE AND OTHER OPERATING DATA)
CONSOLIDATED INCOME
STATEMENT DATA:
Net patient service revenue(1)(2)         $ 185,422    $ 227,042    $ 243,075    $ 354,595    $ 465,481
                                          ---------    ---------    ---------    ---------    ---------
Operating expenses:
   Practice salaries and benefits            98,504      126,972      148,476      197,581      263,165
   Practice supplies and other
     operating expenses                       5,679        9,341       11,022       14,297       15,791
   General and administrative expenses       23,615       33,655       44,895       62,841       68,315
   Depreciation and amortization              8,673       12,068       13,810       21,437        6,135
                                          ---------    ---------    ---------    ---------    ---------
Total operating expenses                    136,471      182,036      218,203      296,156      353,406
                                          ---------    ---------    ---------    ---------    ---------
Income from operations                       48,951       45,006       24,872       58,439      112,075
Investment income                               564          296          358          309          818
Interest expense                             (1,013)      (2,697)      (3,771)      (2,538)      (1,156)
                                          ---------    ---------    ---------    ---------    ---------
Income before income taxes                   48,502       42,605       21,459       56,210      111,737
Income tax provision                         19,403       17,567       10,473       25,782       42,961
                                          ---------    ---------    ---------    ---------    ---------
Net income                                $  29,099    $  25,038    $  10,986    $  30,428    $  68,776
                                          =========    =========    =========    =========    =========

PER SHARE DATA:
Net income per common share:
   Basic                                  $    1.91    $    1.61    $    0.70    $    1.44    $    2.68
                                          =========    =========    =========    =========    =========
   Diluted                                $    1.82    $    1.58    $    0.68    $    1.36    $    2.58
                                          =========    =========    =========    =========    =========

Weighted average shares used in
 computing net income per common share:
   Basic                                     15,248       15,513       15,760       21,159       25,622
                                          =========    =========    =========    =========    =========
   Diluted                                   15,987       15,860       16,053       22,478       26,629
                                          =========    =========    =========    =========    =========



                                                          YEARS ENDED DECEMBER 31,
                                        -----------------------------------------------------------
                                           1998        1999         2000        2001        2002
                                        ---------   ---------    ---------   ---------   ---------
                                         (IN THOUSANDS, EXCEPT PER SHARE AND OTHER OPERATING DATA)
OTHER OPERATING DATA:
Number of physicians at end of period         350         434          452         588         622
Number of births                          268,923     337,480      381,602     450,205     501,832
NICU admissions                            27,911      33,942       39,272      48,186      55,121
NICU patient days                         450,225     548,064      637,957     804,293     983,733

CONSOLIDATED BALANCE SHEET
   DATA:
Cash and cash equivalents               $     650   $     825    $   3,075   $  27,557   $  73,195
Working capital (deficit)(3)               14,915     (16,352)       2,108      34,381      79,555
Total assets                              270,658     334,790      324,734     573,099     648,679
Total liabilities                          63,265     105,903       82,834      94,247     100,681
Borrowings under line of credit             7,850      48,393       23,500          --          --
Long-term debt and capital lease
   obligations, including current
   maturities                               2,550       2,350           --       3,206       2,489
Shareholders' equity                      201,051     228,887      241,900     478,852     547,998


(1) The Company adds new physician practices as a result of acquisitions and internal marketing activities. The increase in net patient service revenue related to acquisitions (including our acquisition of Magella) and internal marketing activities was approximately $50.0 million, $49.5 million, $13.9 million, $86.6 million and $69.8 million for the years ended December 31, 1998, 1999, 2000, 2001 and 2002, respectively.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K. The operating results for the periods presented were not significantly affected by inflation.

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

     On May 15, 2001, we acquired Magella Healthcare Corporation ("Magella") in a merger transaction (the "Merger") for a total purchase price of $173.6 million, which we paid in shares of our common stock, plus assumed liabilities of approximately $59.2 million. The Merger has been accounted for by Pediatrix as an acquisition under the purchase method of accounting for business combinations. This discussion and the Consolidated Financial Statements included elsewhere in this report reflect our operations and financial results, which from May 15, 2001, includes the business and operations of Magella.

     On June 6, 2002, we received a written request from the FTC to submit information on a voluntary basis in connection with an investigation of issues of competition related to the Merger and our business practices generally. On February 5, 2003, we received additional information requests from the FTC in the form of a Subpoena and Civil Investigative Demand. Pursuant to these requests, the FTC has requested documents and information relating to the Merger and our business practices in certain markets.

     We completed six acquisitions and added three NICUs through our internal marketing activities during 2002. We have developed integrated regional networks, including both neonatology and perinatology, in the Austin, Dallas-Fort Worth, Denver-Colorado Springs, Des Moines, Kansas City, Las Vegas, Phoenix-Tucson, San Antonio, San Jose, Seattle-Tacoma and Southern California metropolitan areas and intend to develop additional regional and statewide networks.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reporting of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Note 2 to our Consolidated Financial Statements provides a summary of our significant accounting policies, which are all in accordance with generally accepted accounting policies in the United States of America. Certain of our accounting policies are critical to understanding our financial statements because their application places significant demands on management's judgment, with financial reporting results relying on estimates of matters that are inherently uncertain.

     We believe that the critical accounting policies described in the following paragraphs affect the most significant estimates and assumptions used in the preparation of our Consolidated Financial Statements. For all these policies, we caution that future events rarely develop exactly as estimated, and the best estimates routinely require adjustment. On an ongoing basis, we evaluate our estimates and assumptions, including those discussed below.

Revenue Recoginition

    We recognize patient service revenue at the time services are provided by our affiliated physicians. Patient service revenue is presented net of an estimated provision for contractual adjustments and uncollectibles. Management estimates allowances for contractual adjustments and uncollectibles on accounts receivable based on historical and other factors, including an evaluation of expected adjustments and delinquency rates, past adjustment and collection experience in relation to amounts billed, current economic conditions and other relevant information. Contractual adjustments result from the difference between the physician rates for services performed and reimbursements by government-sponsored health care programs and insurance companies for such services. The evaluation of these factors involves complex, subjective judgments. Changes in these factors may significantly impact our Consolidated Financial Statements.

Professional Liability Coverage

    We maintain professional liability coverage, which indemnifies us and our health care professionals on a claims-made basis with a portion of self insurance deductible. We record a liability for self-insured deductibles and an estimate of liabilities for claims incurred but not reported based on an actuarial valuation which is based on historical loss patterns. An inherent assumption in such estimates is that historical loss patterns can be used to predict future patterns with reasonable accuracy. Because many factors can affect past and future loss patterns, the effect of changes in such factors on our estimates must be carefully evaluated. The evaluation of these factors involves complex, subjective judgments. Insurance liabilities are necessarily based on estimates including claim frequency and severity as well as health care inflation, and actual results may vary significantly from such estimates. Liabilities for claims incurred but not reported are not discounted.

Goodwill

    We record acquired assets and liabilities at their respective fair values under the purchase method of accounting, recording to goodwill the excess of cost over the fair value of the net assets acquired, including identifiable intangible assets. Goodwill related to acquisitions completed prior to July 1, 2001 was amortized through the year ended December 31, 2001 on a straight-line basis over 25 years. In accordance with the provisions of Statement of Financial Accounting Standards, No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets," no goodwill amortization was recorded for the year ended December 31, 2002. See Note 2 to our Consolidated Financial Statements.

     Under current accounting standards, goodwill is tested for impairment at an operating segment level, known as a reporting unit, on at least an annual basis using a two-step test. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, a second step is performed to determine the amount of any impairment loss. We use income and market-based valuation approaches to determine the fair value of our reporting units. These approaches focus on discounted cash flows and market multiples to derive the fair value of a reporting unit. We also consider the economic outlook for the healthcare services industry and various other factors during the testing process, including hospital and physician contract changes, local market developments, changes in third-party payments, and other publicly-available information.

Other Matters

     Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of our Consolidated Financial Statements. For example, our Consolidated Financial Statements are presented on a consolidated basis with our affiliated professional associations, corporations and partnerships (the "PA Contractors") because we or one of our subsidiaries have entered into management agreements with our PA Contractors meeting the criteria set forth in the Emerging Issues Task Force Issue 97-2 for a "controlling financial interest". Our management agreements are further described in Note 2 to our Consolidated Financial Statements. Such policies often require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance and such matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standard setters appear likely to cause a material change in our accounting policies, outcomes cannot be predicted with confidence.

GEOGRAPHIC COVERAGE AND PAYOR MIX

     During 2000, 2001 and 2002, approximately 55%, 59% and 62%, respectively, of our net patient service revenue was generated by operations in our five largest states. Over those same periods, our operations in Texas accounted for approximately 18%, 29% and 33% of our net patient service revenue. Adverse changes or conditions affecting these markets, such as health care reforms, changes in laws and regulations, reduced Medicaid reimbursements, reductions in the supply of trained physicians and government investigations, may have an adverse effect on our operations. We continue to seek to diversify the geographic scope of our operations, primarily through acquisitions of physician group practices.

     We bill payors for services provided by physicians based upon rates for the specific services provided. The rates are substantially the same for all patients in a particular geographic area regardless of the party responsible for paying the bill. We determine our net patient service revenue based upon the difference between our gross fees for services and our ultimate collections from payors. Net patient service revenue differs from gross fees due to (i) Medicaid reimbursements at government-established rates, (ii) managed care payments at contracted rates, (iii) various reimbursement plans and negotiated reimbursements from other third parties, and (iv) discounted and uncollectible accounts of private pay patients.

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

                                      YEARS ENDED DECEMBER 31,
                                --------------------------------------
                                    2000         2001         2002
                                ------------- ------------ -----------
Government                          21%           23%         23%
Contracted managed care             48%           49%         55%
Other third parties                 30%           27%         21%
Private pay patients                 1%            1%          1%
                                ------------- ------------ -----------
                                   100%          100%        100%
                                ============= ============ ===========

     The payor mix shown above is not necessarily representative of the amount of services provided to patients covered under these plans. For example, services provided to patients covered under government programs represented approximately 46% of our total gross patient service revenue but only 23% of our net patient service revenue during 2002.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain information related to our operations expressed as a percentage of our net patient service revenue (patient billings net of contractual adjustments and uncollectibles, and including administrative fees):

                                                  -----------------------------------
                                                      YEARS ENDED DECEMBER 31,
                                                  -----------------------------------
                                                    2000          2001          2002
                                                   ------        ------        ------
      Net patient service revenue                     100%          100%          100%
                                                   ------        ------        ------
      Operating expenses:
        Practice salaries and benefits               61.1          55.7          56.5
        Practice supplies and other operating
           expenses                                   4.5           4.1           3.4
        General and administrative expenses          18.5          17.7          14.7
        Depreciation and amortization                 5.7           6.0           1.3
                                                   ------        ------        ------
           Total operating expenses                  89.8          83.5          75.9
                                                   ------        ------        ------
        Income from operations                       10.2          16.5          24.1
      Other expense, net                             (1.4)         (0.6)          (.1)
                                                   ------        ------        ------
        Income before income taxes                    8.8          15.9          24.0
      Income tax provision                            4.3           7.3           9.2
                                                   ------        ------        ------
        Net income                                    4.5%          8.6%         14.8%
                                                   ======        ======        ======


  YEAR ENDED DECEMBER 31, 2002 AS COMPARED TO YEAR ENDED DECEMBER 31, 2001

     Our net patient service revenue increased $110.9 million, or 31.3%, to $465.5 million for the year ended December 31, 2002, as compared with $354.6 million for the same period in 2001. Of this $110.9 million increase, $69.8 million, or 62.9%, was attributable to new units at which we provide services as a result of acquisitions, including units that were obtained in the Merger. Same unit patient service revenue increased $41.1 million, or 15.6%, for the year ended December 31, 2002. The increase in same unit net patient service revenue was primarily the result of: (i) price increases implemented on June 1, 2001;
(ii) improved collection rates; (iii) an increase in patient days of 5.5%; (iv) improved managed care contracting; and (v) increased revenue from new services provided in existing practices. Same units are those units at which we provided services for the entire current period and the entire comparable period.

     Practice salaries and benefits increased $65.6 million, or 33.2%, to $263.2 million for the year ended December 31, 2002, as compared with $197.6 million for the same period in 2001. The increase was attributable to: (i) costs associated with new physicians and other clinical staff as a result of the Merger and to support new unit growth and volume growth at existing units; (ii) an increase in incentive compensation as a result of same unit growth and operational improvements at the physician practice level; and (iii) an increase in professional liability insurance costs.

     Practice supplies and other operating expenses increased $1.5 million, or 10.5%, to $15.8 million for the year ended December 31, 2002, as compared with $14.3 million for the same period in 2001. The increase was attributable to new units at which we provide services as a result of acquisitions, including units that were obtained in the Merger.

     General and administrative expenses include all salaries, benefits, supplies and other operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collection functions. General and administrative expenses increased $5.5 million, or 8.7%, to $68.3 million for the year ended December 31, 2002, as compared to $62.8 million for the same period in 2001. This $5.5 million increase was primarily due to: (i) increased costs for services provided to the practices acquired in the Merger; (ii) settlement costs of $1.3 million related to the Colorado Medicaid investigation; (iii) salaries and benefits incurred as we continued our efforts to regionalize our operations; (iv) information services for the development and support of clinical and operational systems; (v) legal fees related to the Colorado Medicaid investigation, which was concluded in April 2002, and the Federal Trade Commission investigation initiated in June 2002; and
(vi) increased insurance costs.

     Earnings before interest expense, investment income, income tax provision, and depreciation and amortization ("EBITDA") increased by $38.3 million, or 48.0%, to $118.2 million for the year ended December 31, 2002, as compared with $79.9 million for the same period in 2001. EBITDA margin increased by 2.9 percentage points to 25.4%, as compared with 22.5% for the same period in 2001. The EBITDA margin improvement was primarily due to the decline in general and administrative expenses as a percentage of net patient service revenue.

     EBITDA and EBITDA margin are non-GAAP measures of profitability and operating efficiency widely used by investors to evaluate and compare operating performance among different companies excluding the impact of certain non-cash charges (depreciation and amortization). Depending on capital investments, depreciation and amortization can vary significantly among different companies and industries. We believe that EBITDA and EBITDA margin provide investors with valuable measures to compare our operating performance with the operating performance of other companies. EBITDA and EBITDA margin for the years ended December 31, 2002 and 2001 can be reconciled to income from operations and operating margin as shown below. Margins are expressed as a percentage of net patient service revenue (amounts in thousands):


                                                           2002                             2001
                                              -------------------------------    ----------------------------
                                                AMOUNT $          MARGIN %        AMOUNT $        MARGIN %
                                              -------------     -------------    -----------     ------------
      Income from operations                    $112,075            24.1%          $ 58,439          16.5%
      Add: Depreciation and amortization           6,135             1.3%            21,437           6.0%
                                                --------            ----           --------          ----
      EBITDA                                    $118,210            25.4%          $ 79,876          22.5%
                                                ========            ====           ========          ====


     Depreciation and amortization expense decreased by $15.3 million, or 71.4%, to $6.1 million for the year ended December 31, 2002, as compared with $21.4 million for the same period in 2001, primarily as a result of the adoption of the nonamortization provisions of FAS 142 as discussed in Note 2 of the Consolidated Financial Statements. Excluding the impact of goodwill amortization for the year ended December 31, 2001, depreciation and amortization increased $1.3 million, primarily due to fixed assets acquired in the Merger.

     Income from operations increased $53.7 million, or 91.8%, to $112.1 million for the year ended December 31, 2002, as compared with $58.4 million for the same period in 2001. Our operating margin increased 7.6 percentage points to 24.1% for the year ended December 31, 2002, as compared to 16.5% for the same period in 2001. Excluding the impact of goodwill amortization for the year ended December 31, 2001, income from operations increased $37.1 million and operating margin increased by 2.9 percentage points.

     We recorded net interest expense of $338,000 for the year ended December 31, 2002, as compared with net interest expense of $2.2 million for the same period in 2001. The decrease in interest expense in 2002 was primarily the result of having no outstanding balance under our line of credit during the year ended December 31, 2002. Interest expense for the year ended December 31, 2002 consisted primarily of commitment fees and amortized deferred debt costs associated with our line of credit.

     Our effective income tax rates were 38.4% and 45.9% for the years ended December 31, 2002 and 2001, respectively. The decrease in the tax rate for the year ended December 31, 2002 was primarily due to the elimination of non-deductible goodwill amortization as required under the provisions of FAS
142. See Note 2 of the Consolidated Financial Statements.

     Net income increased to $68.8 million for the year ended December 31, 2002, as compared to $30.4 million for the same period in 2001. Excluding the impact of goodwill amortization expense for the year ended December 31, 2001, net income increased by $24.4 million.

     Diluted net income per common and common equivalent share was $2.58 on weighted average shares of 26.6 million for the year ended December 31, 2002, as compared to $1.36 on the weighted average shares of 22.5 million for same period in 2001. Excluding the impact of goodwill amortization expense, diluted net income per common and common equivalent share would have been $1.98 for the year ended December 31, 2001. The significant net increase in weighted average shares outstanding was due to: (i) the shares issued in connection with the Merger which were outstanding from May 15, 2001; (ii) the dilutive effect of convertible subordinated notes and stock options assumed in the Merger; and
(iii) an increase in outstanding shares due to stock option exercises and shares issued under our employee stock purchase plans, offset by a decrease in shares due to the weighted average impact of approximately 1.7 million shares purchased in 2002 under the Company's common stock repurchase program.

  YEAR ENDED DECEMBER 31, 2001 AS COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Our net patient service revenue increased $111.5 million, or 45.9%, to $354.6 million for the year ended December 31, 2001, as compared with $243.1 million for the same period in 2000. Net patient service revenue for the year ended December 31, 2000 included a charge of $6.5 million, which was recorded during the quarter ended June 30, 2000, to increase the allowance for contractual adjustments and uncollectible accounts. Of this $111.5 million increase, approximately $86.5 million, or 77.6%, was attributable to new units at which we provide services as a result of acquisitions, including units that were obtained in the Merger. Same unit patient service revenue increased approximately $25.0 million, or 10.6%, for the year ended December 31, 2001. The increase in same unit net patient service revenue was primarily the result of:
(i) improved collection performance due to process changes implemented in the last 18 months including the regionalization of billing and collection functions; (ii) improved managed care contracting; (iii) price increases implemented after the completion of the Merger; (iv) higher acuity level of patient services billed; and (v) volume increases. Same units are those units at which we provided services for all of 2001 and 2000.

     Practice salaries and benefits increased $49.1 million, or 33.1%, to $197.6 million for the year ended December 31, 2001, as compared with $148.5 million for the same period in 2000. The increase was attributable to new physicians and other clinical staff as a result of the Merger and to support new unit growth and volume growth at existing units.

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

     General and administrative expenses include all salaries and benefits and supplies and other operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $17.9 million, or 40.0%, to $62.8 million for the year ended December 31, 2001, as compared to $44.9 million for the same period in 2000. Of this $17.9 million increase, approximately $8.2 million, or 45.8%, was attributable to increased costs for services provided to the practices acquired in the Merger. Approximately $9.7 million, or 54.2%, was primarily due to an increase in costs for: (i) salaries and benefits for billing and collections personnel as we continued our regionalization of billing and collection functions; (ii) legal fees related to government investigations and our class action lawsuit; (iii) rent and other operating expenses related to the expansion of our regional billing and collection offices; and (iv) information services for the development and support of clinical and operational systems.

     EBITDA increased by $41.2 million, or 106.5%, to $79.9 million for the year ended December 31, 2001, as compared with $38.7 million for the same period in 2000. EBITDA margin increased by 6.6 percentage points to 22.5%, as compared with 15.9% for the same period in 2000. The EBITDA margin improvement was primarily due to the decline in practice salaries and benefits as a percentage of net patient service revenue.

     EBITDA and EBITDA margin are non-GAAP measures of profitability and operating efficiency widely used by investors to evaluate and compare operating performance among different companies excluding the impact of non-cash charges (depreciation and amortization). Depending on capital investments, depreciation and amortization can vary significantly among different companies and industries. We believe that EBITDA and EBITDA margin provide investors with valuable measures to compare our operating performance with the operating performance of other companies. EBITDA and EBITDA margin for the years ended December 31, 2001 and 2000 can be reconciled to income from operations and operating margin as shown below. Margins are expressed as a percentage of net patient service revenue (amounts in thousands):


                                                               2001                             2000
                                                  -------------------------------    ----------------------------
                                                    AMOUNT $          MARGIN %        AMOUNT $        MARGIN %
                                                  -------------     -------------    -----------     ------------
      Income from operations                        $58,439            16.5%            $24,872            10.2%
      Add: Depreciation and amortization             21,437             6.0%             13,810             5.7%
                                                    -------            ----             -------            ----
      EBITDA                                        $79,876            22.5%            $38,682            15.9%
                                                    =======            ====             =======            ====


     Depreciation and amortization expense increased by approximately $7.6 million, or 55.2%, to $21.4 million for the year ended December 31, 2001, as compared with $13.8 million for the same period in 2000, primarily as a result of depreciation on fixed asset additions and amortization of goodwill in connection with the Merger and other acquisitions.

     Income from operations increased approximately $33.5 million, or 135.0%, to approximately $58.4 million for the year ended December 31, 2001, as compared with $24.9 million for the same period in 2000. Our operating margin increased
6.3 percentage points to 16.5% for the year ended December 31, 2001, as compared to 10.2% for the same period in 2000.

     We recorded net interest expense of approximately $2.2 million for the year ended December 31, 2001, as compared with net interest expense of approximately $3.4 million for the same period in 2000. The decrease in interest expense in 2001 was primarily the result of a net reduction in the average balance outstanding under our line of credit.

     Our effective income tax rate was approximately 45.9% and 48.8% for the years ended December 31, 2001 and 2000, respectively. The decrease in the tax rate for the year ended December 31, 2001 was primarily due to the reduction of non-deductible amounts associated with goodwill as a percentage of our pretax income.

     Net income increased to approximately $30.4 million for the year ended December 31, 2001, as compared to $11.0 million for the same period in 2000.

     Diluted net income per common and common equivalent share was $1.36 on weighted average shares of 22.5 million for the year ended December 31, 2001, as compared to $0.68 on the weighted average shares of 16.1 million for the year ended December 31, 2000. The significant increase in the weighted average shares outstanding is due to: (i) the shares issued in the Merger which were outstanding from May 15, 2001; (ii) the dilutive effect of convertible notes and stock options assumed in the Merger; and (iii) an increase in our stock price.

QUARTERLY RESULTS

     The following table presents certain unaudited quarterly financial data for each of the quarters in the years ended December 31, 2001 and 2002. This information has been prepared on the same basis as the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K and includes, in our opinion, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements and the notes thereto. We have historically experienced and expect to continue to experience quarterly fluctuations in net patient service revenue and net income. These fluctuations are primarily due to the following factors:

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


                                        2001 CALENDAR QUARTERS                            2002 CALENDAR QUARTERS
                           ------------------------------------------------    ------------------------------------------------
                             FIRST       SECOND       THIRD        FOURTH        FIRST       SECOND       THIRD        FOURTH
                           ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
                                                            (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Net patient service
  revenue                  $  63,920    $  83,137    $ 102,784    $ 104,754    $ 107,282    $ 116,223    $ 122,502    $ 119,474
                           ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Operating expenses:
   Practice salaries and
     benefits                 38,249       46,424       55,899       57,010       62,534       65,183       68,232       67,216
   Practice supplies and
     other operating
     expenses                  2,897        3,564        3,898        3,937        3,489        3,954        3,997        4,351
   General and
     administrative
     expenses                 12,191       15,577       16,896       18,177       17,572       17,740       17,483       15,520
   Depreciation and
     amortization              3,578        5,103        6,344        6,412        1,465        1,463        1,520        1,687
                           ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Total operating expenses      56,915       70,668       83,037       85,536       85,060       88,340       91,232       88,774
                           ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income from operations         7,005       12,469       19,747       19,218       22,222       27,883       31,270       30,700
Other expense, net              (452)        (715)        (695)        (367)        (130)         (65)         (67)         (76)
                           ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income before income
   taxes                       6,553       11,754       19,052       18,851       22,092       27,818       31,203       30,624
Income tax provision           2,949        5,397        8,733        8,703        8,616       10,851       11,857       11,637
                           ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net income                 $   3,604    $   6,357    $  10,319    $  10,148    $  13,476    $  16,967    $  19,346    $  18,987
                           =========    =========    =========    =========    =========    =========    =========    =========
Per share data:
   Net income per
     common and common
     equivalent share:
        Basic              $     .23    $     .32    $     .43    $     .41    $     .53    $     .64    $     .75    $     .75
                           =========    =========    =========    =========    =========    =========    =========    =========
        Diluted            $     .22    $     .30    $     .40    $     .39    $     .51    $     .62    $     .73    $     .73
                           =========    =========    =========    =========    =========    =========    =========    =========



     The significant increase in net patient service revenue beginning in the second quarter of 2001 is primarily related to the Merger which was completed on May 15, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2002, we had approximately $73.2 million of cash and cash equivalents on hand as compared to $27.6 million at December 31, 2001. Additionally, we had working capital of approximately $79.6 million at December 31, 2002, an increase of $45.2 million from working capital of $34.4 million at December 31, 2001.

     We generated cash flow from operating activities of $36.1 million, $90.3 million and $97.8 million for the years ended December 31, 2000, 2001 and 2002, respectively. In 2001, we realized a significant increase in cash provided from operating activities as compared to 2000. This increase was due to a reduction in days' revenue outstanding combined with the impact of the Merger on cash provided from operating activities. We continued to realize an increase in cash provided from operating activities in 2002 as compared to 2001 due to improved year over year operating results.

     In July 2002, our Board of Directors approved a common stock repurchase program (the "Repurchase Program"). Under this Repurchase Program, we were authorized to repurchase up to $50 million of our common stock in the open market, subject to market conditions and trading restrictions. In November 2002, our Board of Directors authorized the repurchase of an additional $50 million of common stock. In 2002, we repurchased approximately 1.7 million shares at a cost of approximately $50 million. Subsequent to December 31, 2002 and through March 20, 2003, the Company purchased an additional 1.6 million shares of its common stock at a cost of approximately $50 million.

     We generated proceeds from the exercise of stock options and the issuance of common stock under our stock purchase plans of approximately $1.6 million, $15.8 million and $32.1 million for the years ended December 31, 2000, 2001 and 2002, respectively.

     During 2002, we completed the acquisition of six physician practices, using approximately $25.4 million in cash. These acquisitions were funded principally by cash generated from operations.

     The Company currently has a line of credit in the amount of $100 million which matures August 14, 2004 (the "Line of Credit"). At our option, the Line of Credit bears interest at either the prime rate or the Eurodollar rate plus an applicable margin rate ranging from 2% to 2.75%. The Line of Credit is collateralized by substantially all of our assets. We are subject to certain covenants and restrictions specified in our Line of Credit, including covenants that require us to maintain a minimum level of net worth and earnings and a restriction on the payment of dividends and certain other distributions, as specified therein. At December 31, 2002, we are in compliance with such financial covenants. We had no outstanding balance under our Line of Credit at December 31, 2001 and 2002.

     We maintain professional liability coverage that indemnifies us and our health care professionals on a claims-made basis for losses incurred related to medical malpractice litigation with a portion of self insurance retention. We record a liability for self-insured deductibles and an estimated liability for malpractice claims incurred but not reported based on an actuarial valuation. Our current professional liability insurance policy expires May 1, 2003, and we are currently reviewing our coverage options, which may include a higher self-insured retention and an increase in premium costs. There can be no assurance that we will be able to obtain substantially similar coverage for professional liability insurance upon expiration or that such coverage will be available at acceptable costs or on favorable terms.

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

     Our annual capital expenditures have typically been for computer hardware and software and for furniture, equipment and improvements at the corporate headquarters and our regional offices. During the year ended December 31, 2002, capital expenditures amounted to approximately $8.0 million.

     We anticipate that funds generated from operations, together with cash on hand, and funds available under our Line of Credit, will be sufficient to meet our working capital requirements, finance our required capital expenditures and meet our contractual obligations for at least the next 12 months.

CONTRACTUAL OBLIGATIONS

     At December 31, 2002, we had certain obligations and commitments under promissory notes, capital leases and operating leases totaling approximately $29.7 million as follows:


                                             PAYMENTS DUE (IN THOUSANDS)
                             -------------------------------------------------------------
                                LESS THAN         ONE TO         THREE TO         MORE THAN
 OBLIGATION                     ONE YEAR        THREE YEARS     FIVE YEARS       FIVE YEARS
---------------------------    ------------     ------------    ------------     ------------
Promissory notes                $   350            $ 1,075         $   767          $    --
Capital leases                      154                130              13               --
Operating leases                 14,099              7,746           4,856              557
                                -------            -------         -------          -------
                                $14,603            $ 8,951         $ 5,636          $   557
                                =======            =======         =======          =======


     We have lease arrangements with two entities that may be considered variable interest entities under Financial Accounting Standards Board Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," which was issued in January 2003. We are currently evaluating whether these two entites will be subject to consolidation under the provisions of FIN 46. As of December 31, 2002, property and equipment related to these entities was approximately $16.2 million with associated liabilities of the same amount.

ACCOUNTING MATTERS

     In June 2001, the Financial Accounting Standards Board (the "Board") issued Statements of Financial Accounting Standards No. 141 ("FAS 141"), "Business Combinations," and No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets." FAS 141 (i) requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; (ii) establishes specific criteria for the initial recognition and measurement of intangible assets separately from goodwill; and (iii) requires unallocated negative goodwill be written off immediately. FAS 142 supersedes APB 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. FAS 142 (i) prohibits the amortization of goodwill and indefinite-lived intangible assets, (ii) requires that goodwill and indefinite-lived intangible assets be tested annually for impairment, (iii) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (iv) removes the forty-year limitation on the amortization period of intangible assets that have finite lives.

     Effective July 1, 2001, we adopted the provisions of FAS 141 and the nonamortization provisions of FAS 142 pertaining to goodwill recorded in connection with acquisitions consummated subsequent to June 30, 2001.

     Effective January 1, 2002, the remaining provisions of FAS 142 were fully adopted, which require the nonamortization of all goodwill and that goodwill be tested annually for impairment using a two-step process. We completed our testing for 2002 and did not identify any goodwill impairment as a result of the adoption of FAS 142.

     Excluding the impact of amortization expense, net of tax, for the years ended December 31, 2000, 2001 and 2002, pro forma net income and net income per share is as follows:


                                                                       YEARS ENDED DECEMBER 31,
                                                        ------------------------------------------------------
                                                           2000                  2001                  2002
                                                        ----------            ----------            ----------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

      Net income, as reported                           $   10,986            $   30,428            $   68,776
      Add: Goodwill amortization, net of tax                 8,618                13,974                    --
                                                        ----------            ----------            ----------
      Pro forma net income                              $   19,604            $   44,402            $   68,776
                                                        ==========            ==========            ==========

      Net income per share:
         As reported:
             Basic                                      $     0.70            $     1.44            $     2.68
             Diluted                                    $     0.68            $     1.36            $     2.58

         Pro forma:
             Basic                                      $     1.24            $     2.10            $     2.68
             Diluted                                    $     1.22            $     1.98            $     2.58


     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 supersedes Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and addresses (i) the recognition and measurement of the impairment of long-lived assets to be held and used, and (ii) the measurement of long-lived assets to be disposed of by sale. The adoption of FAS 144 did not have a material impact on our financial position or results of operations.

     In 2002, we adopted Statement of Financial Accounting Standards No. 145 ("FAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement eliminates the FAS No. 4 requirement that gains and losses from extinguishments of debt be classified as an extraordinary item, and requires that such gains and losses be evaluated for extraordinary classification under the criteria of APB Opinion No. 30, "Reporting Results of Operations." This statement also amends FAS No. 13 to require that certain lease modifications that have economic effects that are similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. FAS 145 also makes various other technical corrections to existing pronouncements. The adoption of FAS 145 did not have a material effect on our financial position or results of operations.

    In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34," was issued. This statement elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements ending after December 15, 2002. We are currently assessing the impact, if any, of the adoption of the initial recognition and initial measurement provisions.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("FAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of FAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, FAS 148 amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. As of December 31, 2002, we have adopted the disclosure provisions of FAS 148, but have not voluntarily changed to the fair value based method of accounting for stock based compensation.

     In January 2003, FIN 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," was issued. FIN 46 addresses consolidation by business enterprises of variable interest entities. The provisions of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We have lease arrangements with two entities that may be considered variable interest entities under FIN 46. We are currently evaluating whether these two entities will be subject to consolidation under the provisions of FIN 46. As of December 31, 2002, property and equipment related to these entities was approximately $16.2 million with associated liabilities of the same amount. See "Contractual Obligations."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our Line of Credit and certain operating lease agreements are subject to market risk and interest rate changes. The total amount available under our Line of Credit is $100 million. At our option, the Line of Credit bears interest at either the prime rate or the Eurodollar rate plus an applicable margin rate ranging from 2% to 2.75%. The leases bear interest at LIBOR-based variable rates. There was no outstanding principal balance on the Line of Credit at December 31, 2002. The outstanding balances related to the operating leases totaled approximately $16.2 million at December 31, 2002. Considering the total outstanding balances under these instruments at December 31, 2002 of approximately $16.2 million, a 1% change in interest rates would result in an impact to pre-tax earnings of approximately $162,000 per year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following Consolidated Financial Statements of the Company are included in this Annual Report on Form 10-K on the pages set forth below:


                                                              PAGE
                                                              ----

Report of Independent Certified Public Accountants ......      37

Consolidated Balance Sheets at December 31, 2001 and 2002      38

Consolidated Statements of Income for the Years Ended
          December 31, 2000, 2001 and 2002 ..............      39

Consolidated Statements of Shareholders' Equity for the
          Years Ended December 31, 2000, 2001 and 2002 ..      40

Consolidated Statements of Cash Flows for the Years Ended
          December 31, 2000, 2001 and 2002 ..............      41


Notes to Consolidated Financial Statements ..............      42

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Pediatrix Medical Group, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 on page 36 present fairly, in all material respects, the financial position of Pediatrix Medical Group, Inc. and subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) on page 60 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.

PricewaterhouseCoopers LLP

Fort Lauderdale, Florida
February 5, 2003

PEDIATRIX MEDICAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)


                                                                           DECEMBER 31,
                                                                      ------------------------
                                                                        2001           2002
                                                                      --------      ---------
                             ASSETS

Current assets:
   Cash and cash equivalents ...................................      $ 27,557      $  73,195
   Accounts receivable, net ....................................        63,851         75,356
   Prepaid expenses ............................................         3,110          6,083
   Deferred income taxes .......................................         5,515          5,515
   Other assets ................................................        12,925          1,206
                                                                      --------      ---------
     Total current assets ......................................       112,958        161,355
Property and equipment, net ....................................        14,836         16,820
Goodwill .......................................................       438,694        463,032
Other assets, net...............................................         6,611          7,472
                                                                      --------      ---------
     Total assets ..............................................      $573,099      $ 648,679
                                                                      ========      =========

               LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses .......................      $ 73,203      $  76,400
   Current portion of long-term debt and capital
     lease obligations .........................................           531            504
   Income taxes payable ........................................         4,843          4,896
                                                                      --------      ---------
     Total current liabilities .................................        78,577         81,800
Long-term debt and capital lease obligations ...................         2,675          1,985
Deferred income taxes ..........................................         9,846         13,290
Deferred compensation ..........................................         3,149          3,606
                                                                      --------      ---------
     Total liabilities .........................................        94,247        100,681
                                                                      --------      ---------
Commitments and contingencies

Shareholders' equity:
   Preferred stock; $.01 par value, 1,000,000
     shares authorized, none issued and
     outstanding at December 31, 2001 and 2002 .................            --             --
   Common stock; $.01 par value, 50,000,000
     shares authorized at December 31, 2001 and 2002, 24,961,103 and 27,004,938 shares issued at December 31, 2001 and 2002,
     respectively ..............................................           250            270
   Additional paid-in capital ..................................       341,973        392,321
   Treasury stock, at cost, 1,691,567 shares ...................            --        (49,998)
   Retained earnings ...........................................       136,629        205,405
                                                                      --------      ---------
     Total shareholders' equity ................................       478,852        547,998
                                                                      --------      ---------
     Total liabilities and shareholders' equity ................      $573,099      $ 648,679
                                                                      ========      =========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

PEDIATRIX MEDICAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT FOR PER SHARE DATA)



                                                                YEARS ENDED DECEMBER 31,
                                                        -----------------------------------------
                                                          2000            2001            2002
                                                        ---------       ---------       ---------
Net patient service revenue ......................      $ 243,075       $ 354,595       $ 465,481
                                                        ---------       ---------       ---------

Operating expenses:
   Practice salaries and benefits ................        148,476         197,581         263,165
   Practice supplies and other operating expenses          11,022          14,297          15,791
   General and administrative expenses ...........         44,895          62,841          68,315
   Depreciation and amortization .................         13,810          21,437           6,135
                                                        ---------       ---------       ---------

     Total operating expenses ....................        218,203         296,156         353,406
                                                        ---------       ---------       ---------

     Income from operations ......................         24,872          58,439         112,075

Investment income ................................            358             309             818
Interest expense .................................         (3,771)         (2,538)         (1,156)
                                                        ---------       ---------       ---------

     Income before income taxes ..................         21,459          56,210         111,737

Income tax provision .............................         10,473          25,782          42,961
                                                        ---------       ---------       ---------

     Net income ..................................      $  10,986       $  30,428       $  68,776
                                                        =========       =========       =========

Per share data:
   Net income per common and
     common equivalent share:
     Basic .......................................      $     .70       $    1.44       $    2.68
                                                        =========       =========       =========
     Diluted .....................................      $     .68       $    1.36       $    2.58
                                                        =========       =========       =========

Weighted average shares used
     in computing net income per common and common
     equivalent share:
     Basic .......................................         15,760          21,159          25,622
                                                        =========       =========       =========
     Diluted .....................................         16,053          22,478          26,629
                                                        =========       =========       =========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

PEDIATRIX MEDICAL GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)



                                        COMMON STOCK
                                  -----------------------
                                                               ADDITIONAL                                              TOTAL
                                   NUMBER OF                     PAID IN         TREASURY           RETAINED       SHAREHOLDERS'
                                     SHARES        AMOUNT        CAPITAL           STOCK            EARNINGS           EQUITY
                                   ---------      -------      ----------         --------          --------       -------------
Balance at December 31, 1999         15,625         $156         $133,516         $     --          $ 95,215         $ 228,887

Net income .................             --           --               --               --            10,986            10,986
Common stock issued under
  Employee stock option and
  stock purchase plans .....            253            3            1,582               --                --             1,585
Tax benefit related to
  employee stock options and
  stock purchase plans .....             --           --              442               --                --               442
                                     ------         ----         --------         --------          --------         ---------
Balance at December 31, 2000         15,878          159          135,540               --           106,201           241,900


Net income .................             --           --               --               --            30,428            30,428
Common stock issued in
  connection with the Merger          7,293           73          152,417               --                --           152,490
Fair value of stock options
  assumed in the Merger ....             --           --           18,932               --                --            18,932
Common stock issued under
  employee stock option and
  stock purchase plans .....          1,253           13           15,820               --                --            15,833
Common stock issued for
  convertible notes ........            537            5           11,867               --                --            11,872
Tax benefit related to
  employee stock options and
  stock purchase plans .....             --           --            7,397               --                --             7,397
                                     ------         ----         --------         --------          --------         ---------
Balance at December 31, 2001         24,961          250          341,973               --           136,629           478,852


Net income .................             --           --               --               --            68,776            68,776
Common stock issued under
  employee stock option and
  stock purchase plans .....          2,044           20           32,091               --                --            32,111
Common stock issued for
  convertible notes ........             --           --              128               --                --               128
Treasury stock .............             --           --               --          (49,998)               --           (49,998)
Tax benefit related to
  employee stock options and
  stock purchase plans .....             --           --           18,129               --                --            18,129
                                     ------         ----         --------         --------          --------         ---------
Balance at December 31, 2002         27,005         $270         $392,321         $(49,998)         $205,405         $ 547,998
                                     ======         ====         ========         ========          ========         =========




              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

PEDIATRIX MEDICAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)


                                                                                     YEARS ENDED DECEMBER 31,
                                                                         -------------------------------------------
                                                                           2000              2001              2002
                                                                         --------          --------          --------
Cash flows from operating activities:
   Net income ..................................................         $ 10,986          $ 30,428          $ 68,776
   Adjustments to reconcile net income to net
      cash provided from operating activities:
     Depreciation and amortization .............................           13,810            21,437             6,135
     Deferred income taxes .....................................           (1,340)          (14,725)            1,497
     Loss on sale of assets ....................................               15                --                --
     Changes in assets and liabilities:
       Accounts receivable .....................................            8,593            17,676           (11,505)
       Prepaid expenses and other assets .......................             (237)           (1,765)           (3,254)
       Other assets ............................................              (73)            5,436               565
       Accounts payable and accrued expenses ...................              779            22,992            15,504
       Income taxes payable ....................................            3,616             8,857            20,124
                                                                         --------          --------          --------
         Net cash provided from operating activities ...........           36,149            90,336            97,842
                                                                         --------          --------          --------

Cash flows from investing activities:
   Physician group acquisition payments ........................           (9,033)          (23,734)          (25,735)
   Purchase of property and equipment ..........................           (4,346)           (7,088)           (7,993)
   Proceeds from sale of assets ................................            5,138                --                --
                                                                         --------          --------          --------
         Net cash used in investing activities .................           (8,241)          (30,822)          (33,728)
                                                                         --------          --------          --------

Cash flows from financing activities:
   Payments on line of credit, net .............................          (24,893)          (46,900)               --
   Payments to refinance line of credit ........................               --            (1,404)               --
   Payments on long-term debt, capital lease obligations
     and note payable ..........................................           (2,350)           (2,561)             (589)
   Proceeds from issuance of common stock ......................            1,585            15,833            32,111
   Purchase of treasury stock ..................................               --                --           (49,998)
                                                                         --------          --------          --------
         Net cash used in financing activities .................          (25,658)          (35,032)          (18,476)
                                                                         --------          --------          --------

Net increase in cash and cash equivalents ......................            2,250            24,482            45,638
Cash and cash equivalents at beginning of year .................              825             3,075            27,557
                                                                         --------          --------          --------
Cash and cash equivalents at end of year .......................         $  3,075          $ 27,557          $ 73,195
                                                                         ========          ========          ========

Supplemental disclosure of cash flow information:
         Cash paid for:
             Interest ..........................................         $  3,892          $  2,642          $  1,164
             Income taxes ......................................         $  8,135          $ 23,426          $ 20,216





              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL:

         The principal business activity of Pediatrix Medical Group, Inc. ("Pediatrix" or the "Company") is to provide neonatal and perinatal physician services. The Company provides services in 30 states and Puerto Rico. Contractual arrangements with hospitals include: a) fee-for-service contracts whereby hospitals agree, in exchange for the Company's services, to authorize the Company and its health care professionals to bill and collect the charges for medical services rendered by the Company's health care professionals; and b) administrative fees whereby the Company is assured a minimum revenue level.

         On May 15, 2001, the Company acquired Magella Healthcare Corporation ("Magella") pursuant to a merger transaction (the "Merger"). The total purchase price was approximately $173.6 million, which the Company paid for in shares of its common stock, plus assumed liabilities of approximately $59.2 million. The Company also completed six acquisitions and added three neonatal intensive care units ("NICUs") through internal marketing activities during 2002. The Company has accounted for the Merger and the acquisitions using the purchase method of accounting. The results of operations of Magella and the acquired practices have been included in the Consolidated Financial Statements from the dates of acquisition. See also Note 5.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         PRINCIPLES OF PRESENTATION

         The financial statements include all the accounts of the Company and its subsidiaries combined with the accounts of the professional associations (the "PA Contractors") with which the Company currently has specific management arrangements. The financial statements of the PA Contractors are consolidated with the Company because the Company has established a controlling financial interest in the operations of the PA Contractors, as defined in Emerging Issues Task Force Issue 97-2, through contractual management arrangements. The PA Contractors' agreements with the Company provide that the term of the arrangements are permanent, subject only to termination by the Company, except in the case of gross negligence, fraud or bankruptcy of the Company. The Company has the right to receive income, both as ongoing fees and as proceeds from the sale of its interest in the PA Contractors, in an amount that fluctuates based on the performance of the PA Contractors and the change in the fair value thereof. The Company has exclusive responsibility for the provision of all non-medical services required for the day-to-day operation and management of the PA Contractors and establishes the guidelines for the employment and compensation of the physicians. In addition, the agreements provide that the Company has the right, but not the obligation, to purchase, or to designate a person(s) to purchase, the stock of the PA Contractors for a nominal amount. Separately, in its sole discretion, the Company has the right to assign its interest in the agreements. All significant intercompany and interaffiliate accounts and transactions have been eliminated.

         ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (the "Board") issued Statements of Financial Accounting Standards No. 141 ("FAS 141"), "Business Combinations," and No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets." FAS 141 (i) requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; (ii) establishes specific criteria for the initial recognition and measurement of intangible assets separately from goodwill; and (iii) requires unallocated negative goodwill be written off immediately. FAS 142 supersedes APB 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. FAS 142 (i) prohibits the amortization of goodwill and indefinite-lived intangible assets, (ii) requires that goodwill and indefinite-lived intangible assets be tested at least annually for impairment, (iii) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (iv) removes the forty-year limitation on the amortization period of intangible assets that have finite lives.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         Effective July 1, 2001, the Company adopted the provisions of FAS 141 and the nonamortization provisions of FAS 142 pertaining to goodwill recorded in connection with acquisitions consummated subsequent to June 30, 2001.

         Effective January 1, 2002, the remaining provisions of FAS 142 were fully adopted, which require the nonamortization of all goodwill and that goodwill be tested annually for impairment using a two-step process. The Company completed its testing for 2002 and did not identify any goodwill impairment as a result of the adoption of FAS 142.

         Excluding the impact of amortization expense, net of tax, for the years ended December 31, 2000, 2001 and 2002, pro forma net income and net income per share is as follows:


                                                          YEARS ENDED DECEMBER 31,
                                                  -------------------------------------------
                                                     2000            2001            2002
                                                  ----------      ----------      ----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

      Net income, as reported ..............      $   10,986      $   30,428      $   68,776
      Add: Goodwill amortization, net of tax           8,618          13,974              --
                                                  ----------      ----------      ----------
      Pro forma net income .................      $   19,604      $   44,402      $   68,776
                                                  ==========      ==========      ==========

      Net income per share:
         As reported:
             Basic .........................      $     0.70      $     1.44      $     2.68
             Diluted .......................      $     0.68      $     1.36      $     2.58

         Pro forma:
             Basic .........................      $     1.24      $     2.10      $     2.68
             Diluted .......................      $     1.22      $     1.98      $     2.58



         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 supersedes Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and addresses (i) the recognition and measurement of the impairment of long-lived assets to be held and used, and (ii) the measurement of long-lived assets to be disposed of by sale. The adoption of FAS 144 did not have a material impact on the Company's financial position or results of operations.

         In 2002, the Company adopted Statement of Financial Accounting Standards No. 145 ("FAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the FAS No. 4 requirement that gains and losses from extinguishments of debt be classified as an extraordinary item, and requires that such gains and losses be evaluated for extraordinary classification under the criteria of APB Opinion No. 30, "Reporting Results of Operations." This statement also amends FAS No. 13 to require that certain lease modifications that have economic effects that are similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. FAS 145 also makes various other technical corrections to existing pronouncements. The adoption of FAS 145 did not have a material effect on the Company's financial position or results of operations.

         In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34," was issued. This statement elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         It also clarifies that a guarantor is required to recognize, at the inception of a guarantee a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements ending after December 15, 2002. The Company is currently assessing the impact, if any, of the adoption of the initial recognition and initial measurement provisions.

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("FAS 148"), "Accounting for Stock-Based Compensation
         - Transition and Disclosure." This Statement amends Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of FAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, FAS 148 amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. As of December 31, 2002, the Company has adopted the disclosure provisions of FAS 148, but has not changed to the fair value based method of accounting for stock based compensation.

         In January 2003, FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," was issued. FIN 46 addresses consolidation by business enterprises of variable interest entities. The provisions of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has lease arrangements with two entities that may be considered variable interest entities under FIN 46. The Company is currently evaluating whether these two entities will be subject to consolidation under the provisions of FIN 46. As of December 31, 2002, property and equipment related to these entities was approximately $16.2 million with associated liabilities of the same amount.

         ACCOUNTING ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the estimated allowance for contractual adjustments and uncollectibles on accounts receivable, and the estimated liabilities for claims incurred but not reported related to the Company's professional liability insurance. Actual results could differ from those estimates.

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

         Accounts receivable are primarily amounts due under fee-for-service contracts from third party payors, such as insurance companies, self-insured employers and patients and government-sponsored health care programs geographically dispersed throughout the United States and its territories. Concentration of credit risk relating to accounts receivable is limited by number, diversity and geographic dispersion of the business units managed by the Company, as well as by the large number of patients and payors, including the various governmental agencies in the states in which the Company provides services. Receivables from government agencies made up approximately 22% and 19% of net accounts receivable at December 31, 2001 and 2002, respectively.

         CASH EQUIVALENTS

         Cash equivalents are defined as all highly liquid financial instruments with maturities of 90 days or less from the date of purchase. The Company's cash equivalents consist principally of demand deposits, amounts on deposit in money market accounts, mutual funds, and funds invested in overnight repurchase agreements. The Company holds a majority of its cash equivalents with one financial institution.

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

         GOODWILL AND OTHER INTANGIBLE ASSETS

         Effective January 1, 2002, the Company fully adopted the provisions of FAS 142. In accordance with FAS 142, the Company records acquired assets and liabilities at their respective fair values under the purchase method of accounting. Goodwill represents the excess of cost over the fair value of the net assets acquired. Intangible assets with finite lives, physician and hospital agreements, are recognized apart from goodwill at the time of acquisition based on the contractual-legal and separability criteria established in FAS 141.

         Goodwill is tested for impairment at an operating segment level, known as a reporting unit, on an annual basis using a two-step test. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, a second step is performed to determine the amount of any impairment loss. The Company completed its initial impairment analysis of goodwill as of January 1, 2002 and its annual impairment test in the third quarter of 2002 and determined that goodwill was not impaired. Goodwill related to acquisitions completed prior to July 1, 2001 was amortized through the year ended December 31, 2001 on a straight-line basis over 25 years. No goodwill amortization was recorded for the year ended December 31, 2002. Intangible assets with finite lives are amortized over a period of 5 to 20 years.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         LONG-LIVED ASSETS

         The Company evaluates long-lived assets, including intangible assets subject to amortization, at least annually and records an impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. The recoverability of such assets is measured by a comparison of the carrying value of the assets to the future undiscounted cash flows before interest charges to be generated by the assets. If long-lived assets are impaired, the impairment to be recognized is measured as the excess of the carrying value over the fair value. Long-lived assets to be disposed of are reported at the lower of the carrying value or fair value less disposal costs. The Company does not believe there are any indicators that would require an adjustment to such assets or their estimated periods of recovery at December 31, 2002 pursuant to the current accounting standards.

         TREASURY STOCK

         Effective with the beginning of the third quarter of 2002, the Company began repurchasing and holding shares of its common stock as treasury stock. The Company records its common stock repurchases at reacquisition cost using the cost method of accounting for treasury stock. Treasury stock is reported as a reduction in shareholders' equity.

         PROFESSIONAL LIABILITY COVERAGE

         The Company maintains professional liability coverage, which indemnifies the Company and its health care professionals on a claims-made basis with a portion of self insurance deductible. The Company records a liability for self-insured deductibles and an estimate of its liabilities for claims incurred but not reported based on an actuarial valuation. Liabilities for claims incurred but not reported are not discounted.

         INCOME TAXES

         The Company records deferred income taxes using the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         STOCK OPTIONS

         The Company accounts for stock-based compensation to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense for stock options issued to employees is reflected in the consolidated statements of income, because the market value of the Company's stock equals the exercise price on the day options are granted. To the extent the Company realizes an income tax benefit from the exercise or early disposition of certain stock options, this benefit results in a decrease in current income taxes payable and an increase in additional paid-in capital.

         Had compensation expense been determined based on the fair value accounting provisions of FAS 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been reduced to the pro forma amounts below:

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:


                                                               YEARS ENDED DECEMBER 31,
                                                    --------------------------------------------
                                                       2000             2001             2002
                                                    ----------       ----------       ----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
         Net income, as reported .............      $   10,986       $   30,428       $   68,776
         Deduct: Total stock-based employee
            compensation expense determined
            under fair value accounting rules,
            net of related tax effect ........          (6,970)          (9,338)         (10,451)
                                                    ----------       ----------       ----------
         Pro forma net income ................      $    4,016       $   21,090       $   58,325
                                                    ==========       ==========       ==========

         Net income per share:
            As reported:
                Basic ........................      $     0.70       $     1.44       $     2.68
                Diluted ......................      $     0.68       $     1.36       $     2.58

            Pro forma:
                Basic ........................      $     0.25       $     1.00       $     2.28
                Diluted ......................      $     0.25       $     0.98       $     2.25



         The fair value of each option or share to be issued is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 2001 and 2002: dividend yield of 0% for all years; expected volatility of 82%, 71% and 58%, respectively, and risk-free interest rates of 6.4%, 4.6% and 3.6%, respectively, for options with expected lives of five years (officers and physicians of the Company) and 6.3%, 3.9% and 3.1%, respectively, for options with expected lives of three years (all other employees of the Company).

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of these items. The carrying value of long-term debt and capital lease obligations approximates fair value.

         RECLASSIFICATIONS

         Certain reclassifications have been made to the prior years' financial statements to conform with the current year presentation.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.       ACCOUNTS RECEIVABLE AND NET PATIENT SERVICE REVENUE:

         Accounts receivable consists of the following:

                                                          DECEMBER 31,
                                                    -------------------------
                                                       2001            2002
                                                    ---------       ---------
                                                       (IN THOUSANDS)

         Gross accounts receivable ...........      $ 193,165       $ 210,783
         Allowance for contractual adjustments
              and uncollectibles .............       (129,314)       (135,427)
                                                    ---------       ---------
                                                    $  63,851       $  75,356
                                                    =========       =========

         Net patient service revenue consists of the following:


                                                        YEARS ENDED DECEMBER 31,
                                               --------------------------------------------
                                                  2000            2001              2002
                                               ---------       ---------       -----------
                                                          (IN THOUSANDS)
         Gross patient service revenue ..      $ 545,758       $ 835,137       $ 1,071,475
         Contractual adjustments
           and uncollectibles ...........       (320,584)       (500,284)         (630,237)
         Hospital contract administrative
           fees .........................         17,901          19,742            24,243
                                               ---------       ---------       -----------
                                               $ 243,075       $ 354,595       $   465,481
                                               =========       =========       ===========


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

         During 2002, the Company realized a decrease in contractual adjustments and uncollectibles as a percentage of gross revenue due to (i) the realization of improved reimbursement from non-contracted payors related to the 2001 price increase, (ii) improved contracting with managed care payors, and (iii) improved collections as a result of the Company's regional collection structure.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4.       PROPERTY AND EQUIPMENT:

         Property and equipment consists of the following:

                                            DECEMBER 31,
                                       -----------------------
                                         2001           2002
                                       --------       --------
                                           (IN THOUSANDS)

         Building ...............      $     33       $     33
         Equipment and furniture         27,013         34,442
                                       --------       --------
                                         27,046         34,475
         Accumulated depreciation       (12,210)       (17,655)
                                       --------       --------
                                       $ 14,836       $ 16,820
                                       ========       ========

         At December 31, 2002, property and equipment includes medical equipment held under capital leases of approximately $1.3 million and related accumulated depreciation of approximately $1.0 million. The Company recorded depreciation expense of approximately $3,131,000, $4,857,000 and $6,009,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

5.       GOODWILL AND OTHER ASSETS:

         Other assets consists of the following:

                                            DECEMBER 31,
                                      ----------------------
                                        2001          2002
                                      --------      --------
                                        (IN THOUSANDS)

         Other intangible assets      $     --      $    996
         Other assets ..........         6,611         6,476
                                      --------      --------
                                      $  6,611      $  7,472
                                      ========      ========

         At December 31, 2002, other intangible assets consist of amortizable physician and hospital agreements with a gross carrying amount of approximately $1.1 million, less accumulated amortization of approximately $120,000. Amortization expense related to these agreements for the year ended December 31, 2002 was approximately $120,000. Amortization expense on these agreements for the years 2003 through 2006 is expected to be approximately $161,000, $145,000, $105,000, $94,000 and $78,000, respectively. The remaining weighted average amortization period of other intangible assets is 19 years.

         On May 15, 2001, the Company acquired Magella pursuant to a merger transaction. The total purchase price for Magella was allocated as follows (in thousands):

          (i)      Fair value of approximately 7.3 million shares of Pediatrix common stock issued for all outstanding common and
                   nonvoting common stock of Magella..................................  $   152,490
          (ii)     Fair value of Magella options exercisable into approximately
                   1.4 million shares of Pediatrix common stock as a result of
                   the Merger.........................................................       18,932
          (iii)    Estimated direct transaction costs.................................        2,154
                                                                                        --------------
                   Total purchase price...............................................  $   173,576
                                                                                        ==============

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

         During 2002, the Company completed the acquisition of six physician practices. Total consideration and related costs for these acquisitions approximated $25.4 million. In connection with these transactions, the Company recorded goodwill of approximately $24.3 million and other intangible assets consisting of physician and hospital agreements of approximately $1.1 million. The goodwill of approximately $24.3 million related to these acquisitions represents the only change in the carrying amount of goodwill for the year ended December 31, 2002.

         The Company has accounted for the Merger and the other acquisitions completed during 2001 and 2002 using the purchase method of accounting. The results of operations of Magella and the acquired practices have been included in the Consolidated Financial Statements from the dates of acquisition.

         The following unaudited pro forma information combines the consolidated results of operations of the Company, Magella and the physician group practices acquired during 2001 and 2002 as if the transactions had occurred on January 1, 2001:


                                                    YEARS ENDED DECEMBER 31,
                                                ----------------------------------
                                                    2001                   2002
                                                -----------            -----------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
         Net patient service revenue            $   407,599            $   469,783
         Net income ................                 36,145                 68,787
         Net income per share:
           Basic ...................            $      1.52            $      2.68
           Diluted .................            $      1.41            $      2.58


         The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

6.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

         Accounts payable and accrued expenses consist of the following:


                                                                     DECEMBER 31,
                                                             ----------------------------
                                                              2001               2002
                                                             -------            -------
                                                                  (IN THOUSANDS)
         Accounts payable .......................            $12,625            $10,131
         Accrued salaries and bonuses ...........             21,811             35,377
         Accrued payroll taxes and benefits .....              7,374             10,364
         Accrued professional liability
           coverage .............................             11,504             14,607
         Accrued securities litigation settlement
           (Note 9) .............................             12,000                 --
         Other accrued expenses .................              7,889              5,921
                                                             -------            -------
                                                             $73,203            $76,400
                                                             =======            =======

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES, CONTINUED:

         In connection with the accrued liability for the settlement of the class action securities litigation at December 31, 2001, as noted above, the Company recorded a receivable from the Company's insurance carrier in the amount of $12 million. Such amount is included in other current assets at December 31, 2001.

7.       LINE OF CREDIT, LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:

         During 2001, the Company refinanced its $75 million line of credit, which matured on September 30, 2001, with an amended and restated credit agreement (the "Line of Credit") in the amount of $100 million. At the Company's option, the Line of Credit, which matures on August 14, 2004, bears interest at either the prime rate or the Eurodollar rate plus an applicable margin rate ranging from 2% to 2.75%. The Line of Credit is collateralized by substantially all the Company's assets. The Company is subject to certain covenants and restrictions under the Line of Credit, including covenants that require the Company to maintain a minimum level of net worth and earnings and a restriction on the payment of dividends and certain other distributions, as specified therein. At December 31, 2002, the Company was in compliance with such financial covenants. The Company had no outstanding balance under the Line of Credit at December 31, 2001 and 2002.

         During 2001, the Company issued a $1.8 million promissory note in connection with an acquisition. The promissory note accrues interest at 5.5%, requires principle payments in five equal installments of $350,000, and matures on September 7, 2006.

         In connection with the Merger, the Company assumed certain convertible subordinated notes issued by Magella which, as a result of the Merger became exercisable into our common stock ("Convertible Notes"). During 2001 and 2002, approximately $11.9 million and $128,000 of Convertible Notes were converted into approximately 537,000 and 5,000 shares, respectively, of the Company's common stock at the option of the holders. At December 31, 2002, the total outstanding principal on the Convertible Notes is approximately $792,000. The remaining outstanding Convertible Notes are convertible into approximately 30,000 shares of the Company's common stock at the option of the holder at a price of $26.00 per share, bear interest at rates ranging from 5% to 6%, require varying periodic interest payments and are due at various dates ranging from January 2005 through January 2006. The Company has the right to force the holders of the Convertible Notes to convert the notes into Pediatrix common stock when the share price of the Company's common stock trades at a specified price ranging from $32.50 to $39.00 over a 90 day trading period.

         Long-term debt, including capital lease obligations, consists of the following:

                                                   DECEMBER 31,
                                                       2002
                                                --------------------
                                                  (IN THOUSANDS)

         Convertible Notes ................            $   792
         Promissory note in connection with
           acquisition.....................              1,400
         Capital lease obligations ........                297
                                                       -------
           Total ..........................              2,489
         Current portion ..................               (504)
                                                       -------
         Long-term debt and capital lease
           obligations ....................            $ 1,985
                                                       =======

         The amounts due under the terms of the Company's long-term debt, including capital lease obligations, at December 31, 2002 are as follows: 2003 - $504,000; 2004 - $443,000; 2005 - $762,000; and 2006 -
         $780,000.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

8.       INCOME TAXES:

         The components of the income tax provision (benefit) are as follows:

                                              DECEMBER 31,
                             ---------------------------------------------
                               2000               2001              2002
                             --------           --------           -------
                                               (IN THOUSANDS)
         Federal:
           Current           $ 11,463           $ 29,970           $35,924
           Deferred            (1,265)            (4,709)            3,192
                             --------           --------           -------
                               10,198             25,261            39,116
                             --------           --------           -------

         State:
           Current                350              1,083             3,593
           Deferred               (75)              (562)              252
                             --------           --------           -------
                                  275                521             3,845
                             --------           --------           -------

              Total          $ 10,473           $ 25,782           $42,961
                             ========           ========           =======


         The Company files its tax return on a consolidated basis with its subsidiaries. The remaining PA Contractors file tax returns on an individual basis.

         The effective tax rate on income was 48.8%, 45.9% and 38.4% for the years ended December 31, 2000, 2001 and 2002, respectively. The decrease in the tax rate for the year ended December 31, 2002 was primarily due to the elimination of non-deductible goodwill amortization as required under current accounting standards. The differences between the effective rate and the U.S. federal income tax statutory rate are as follows:

                                                   DECEMBER 31,
                                       ---------------------------------------
                                        2000            2001            2002
                                       -------         -------         -------
                                                     (IN THOUSANDS)

         Tax at statutory rate         $ 7,511         $19,674         $39,108
         State income tax, net
            of federal benefit             179             865           2,499
         Amortization ........           2,347           3,939             237
         Other, net ..........             436           1,304           1,117
                                       -------         -------         -------

         Income tax provision          $10,473         $25,782         $42,961
                                       =======         =======         =======

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

8.       INCOME TAXES, CONTINUED:

         The significant components of deferred income tax assets and liabilities are as follows:

                                                         DECEMBER 31, 2001              DECEMBER 31, 2002
                                                ---------------------------------  -----------------------------
                                                                          NON-                              NON-
                                                   TOTAL      CURRENT    CURRENT     TOTAL      CURRENT    CURRENT
                                                 --------    --------   --------   --------    --------   --------
                                                                          (IN THOUSANDS)
          Allowance for uncollectible
             accounts                            $  5,275    $  5,275   $     --  $   5,708   $   5,708   $     --
          Net operating loss carryforward           2,727       2,727         --      3,321       3,321         --
          Amortization                              1,417          --      1,417      1,170          --      1,170
          Operating reserves and accruals          10,167      10,167         --     10,273      10,273         --
          Other                                     1,986       1,249        737      2,394         368      2,026
                                                 --------    --------   --------   --------    --------   --------
                Total deferred tax assets          21,572      19,418      2,154     22,866      19,670      3,196

          Accrual to cash adjustment              (13,903)    (13,903)        --    (14,123)    (14,123)        --
          Property and equipment                   (3,912)         --     (3,912)    (3,775)         --     (3,775)
          Amortization                             (8,088)         --     (8,088)   (12,712)         --    (12,712)
          Other                                        --          --         --        (31)        (32)         1
                                                 --------    --------   --------   ---------   ---------  --------
                Total deferred tax liabilities    (25,903)    (13,903)   (12,000)   (30,641)    (14,155)   (16,486)
                                                 --------    --------   --------   ---------   ---------  ---------
                Net deferred tax liability       $ (4,331)   $  5,515   $ (9,846)  $ (7,775)   $  5,515   $(13,290)
                                                ==========   ========  ==========  =========   ========   =========


         The income tax benefit related to the exercise of stock options and the purchase of shares under the Company's non-qualified employee stock purchase plan reduces taxes currently payable and is credited to additional paid-in capital. Such amounts totaled approximately $442,000, $7,397,000 and $18,129,000 for the years ended December 31,
         2000, 2001, and 2002, respectively.

         The Company has net operating loss carryforwards for federal and state tax purposes totaling approximately $6,668,000, $7,175,000 and $8,697,000 at December 31, 2000, 2001 and 2002, respectively, expiring at various times commencing in 2009.

9.       COMMITMENTS AND CONTINGENCIES:

         On June 6, 2002, the Company received a written request from the Federal Trade Commission ("FTC") to submit information on a voluntary basis in connection with an investigation of issues of competition related to the 2001 acquisition of Magella and our business practices generally. On February 5, 2003, the Company received additional information requests from the FTC in the form of a Subpoena and Civil Investigative Demand. Pursuant to these requests, the FTC has requested documents and information relating to the acquisition and the Company's business practices in certain markets. The Company is cooperating fully with the FTC, but at this time cannot predict the outcome of the investigation and whether it will have a material adverse effect on the Company's business, financial condition, results of operations or the trading price of the Company's shares.

         In April 2002, the Company entered into a settlement agreement with the Colorado Department of Health Care Policy and Financing resolving the State of Colorado's Medicaid investigation of the Company. The Company had received requests in April 1999, and in one case a subpoena, from state and federal investigators in Arizona, Florida and Colorado for information related to its billing practices for services reimbursed by the Medicaid programs in those states and by the TRICARE program for military dependents. The Arizona and Florida Medicaid investigations were closed in 2000 after the Company entered into settlement agreements with those states. The TRICARE investigation is active and ongoing, and this matter, along with the Florida, Arizona and Colorado matters, has prompted inquiries by Medicaid officials in other states. The Company believes that additional audits, inquiries and investigations from government agencies will continue to occur in the ordinary course of its business. The Company cannot predict whether any such audits, inquiries or investigations will have a material adverse effect on the

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

9.       COMMITMENTS AND CONTINGENCIES, CONTINUED:

         Company's business, financial condition, results of operations or the trading price of the Company's shares.

         On May 3, 2002, the United States District Court for the Southern District of Florida entered an Order and Final Judgment approving the settlement of the class action litigation filed against the Company and certain of its officers in February 1999 relating to alleged violations of securities laws. Under the terms of the settlement, the plaintiffs' claim was dismissed with prejudice in exchange for a cash payment of $12.0 million, which was covered by insurance policies.

         During the ordinary course of its business, the Company has become a party to pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice. Although these actions and proceedings are generally expected to be covered by insurance, there can be no assurance that the Company's medical malpractice insurance coverage will be adequate to cover liabilities arising out of medical malpractice claims where the outcomes of such claims are unfavorable to the Company. The Company believes, based upon its review of these pending matters, that the outcome of such legal actions and proceedings will not have a material adverse effect on its business, financial condition, results of operations or the trading price of the Company's shares.

         The Company maintains a lease agreement for its corporate office in Sunrise, Florida. The Company is required to maintain certain financial covenants pursuant to the corporate office lease agreement, including a requirement that the Company maintain a minimum level of net worth. At December 31, 2002, the Company was in compliance with such financial covenants. In addition, the Company leases space for its regional offices and medical offices, storage space, temporary housing of medical staff, and an aircraft. The corporate office lease and the aircraft lease both bear interest at LIBOR-based variable rates. Rent expense for the years ended December 31, 2000, 2001 and 2002 was approximately $4,386,000, $6,149,000 and $6,898,000, respectively.

         Future minimum lease payments under noncancelable operating leases as of December 31, 2002 are as follows (in thousands):

                               2003                $  14,099
                               2004                    4,405
                               2005                    3,341
                               2006                    4,037
                               2007                      819
                               Thereafter                557
                                                   ---------
                                                   $  27,258
                                                   =========

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

         The Company maintained a second plan as a result of the Merger (the "Magella Plan"). This second plan permitted participant contributions and allowed discretionary Company contributions based on each participant's contribution.

         Effective January 1, 2002, the Magella Plan was merged into the Plan. The Company recorded an expense of $1,807,000, $3,765,000 and $5,728,000 for the years ended December 31, 2000, 2001, and 2002, respectively, related to the savings plans.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

11.      NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:

         The calculation of basic and diluted net income per share for the years ended December 31, 2000, 2001 and 2002 are as follows:

                                                                                      YEARS ENDED DECEMBER 31,
                                                                             ---------------------------------------
                                                                                  2000           2001           2002
                                                                             -------------  -------------  ---------
                                                                              (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
          Basic:
            Net income applicable to common stock                              $  10,986      $  30,428      $  68,776
                                                                               =========      =========      =========

            Weighted average number of common shares outstanding                  15,760         21,159         25,622
                                                                               =========      =========      =========

            Basic net income per share                                         $     .70      $    1.44      $    2.68
                                                                               =========      =========      =========
          Diluted:
            Net income                                                         $  10,986      $  30,428      $  68,776
            Interest expense on convertible subordinated debt, net of tax             --            115             28
                                                                               ---------      ---------      ---------
            Net income applicable to common stock                              $  10,986      $  30,543      $  68,804
                                                                               =========      =========      =========

            Weighted average number of common shares outstanding                  15,760         21,159         25,622
            Weighted average number of dilutive common stock
              equivalents                                                            293          1,165            975
            Dilutive effect of convertible subordinated debt                          --            154             32
                                                                               ---------      ---------      ---------
            Weighted average number of common and common
              equivalent shares outstanding                                       16,053         22,478         26,629
                                                                               =========      =========      =========

            Diluted net income per share                                       $     .68      $    1.36      $    2.58
                                                                               =========      =========      =========

12.      STOCK OPTION PLAN AND EMPLOYEE STOCK PURCHASE PLANS:

         In 1993, the Company's Board of Directors authorized a stock option plan (the "Option Plan"). Under the Option Plan, options to purchase shares of common stock may be granted to certain employees at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant. The stock options become exercisable on a pro rata basis over a three-year period from the date of grant. In 2001, the shareholders approved an amendment to increase the number of shares authorized to be issued under the Option Plan from 5,500,000 to 8,000,000. At December 31, 2002, 1,122,795 shares were available for future grants.

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

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

12.      STOCK OPTION PLAN AND EMPLOYEE STOCK PURCHASE PLANS, CONTINUED:

         Pertinent information covering the Option Plan is as follows:


                                                                                             WEIGHTED
                                                                                              AVERAGE
                                                             NUMBER OF       OPTION PRICE    EXERCISE   EXPIRATION
                                                              SHARES           PER SHARE       PRICE       DATE
                                                         --------------       ------------   -------   -------------
        Outstanding at December 31, 1999                      3,930,443       $5.00-$61.00   $ 24.57      2004-2009
           Granted                                            1,048,334       $6.75-$17.75   $  9.45
           Canceled                                            (395,512)      $7.88-$61.00   $ 38.11
           Exercised                                            (27,834)      $5.00-$12.50   $  8.06
                                                         --------------       ------------   -------

        Outstanding at December 31, 2000                      4,555,431       $5.00-$61.00   $ 20.28      2004-2010
           Assumed in the Merger                              1,375,894      $13.00-$24.05   $ 14.03
           Granted                                            1,373,000      $21.38-$36.30   $ 29.67
           Canceled                                            (464,704)      $7.06-$61.00   $ 25.94
           Exercised                                         (1,145,830)      $5.00-$36.13   $ 12.52
                                                         --------------       ------------   -------

        Outstanding at December 31, 2001                      5,693,791       $5.00-$61.00   $ 22.07      2004-2011
           Granted                                              807,000      $25.00-$41.60   $ 33.22
           Canceled                                             (52,693)      $7.06-$39.13   $ 31.19
           Exercised                                         (1,978,866)      $5.00-$36.25   $ 15.21
                                                         ---------------      ------------   -------

        Outstanding at December 31, 2002                      4,469,232       $5.00-$61.00   $ 27.03      2004-2012
                                                         ==============       ============   =======

        Exercisable at:
           December 31, 2000                                  2,666,022       $5.00-$61.00   $ 23.87
           December 31, 2001                                  3,502,787       $5.00-$61.00   $ 21.48
           December 31, 2002                                  2,532,390       $5.00-$61.00   $ 26.39

         The weighted average grant date fair value for options granted in 2000, 2001 and 2002 was $9.45, $29.67 and $33.22, respectively. The weighted average grant date fair value for options assumed in the Merger in 2001 was $14.03.

         Significant option groups outstanding at December 31, 2002 and related price and life information is as follows:


                                                          OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                                --------------------------------------- ----------------------
                                                                             WEIGHTED
                                                               WEIGHTED       AVERAGE                  WEIGHTED
                                                 OUTSTANDING    AVERAGE      REMAINING   EXERCISABLE    AVERAGE
                       RANGE OF EXERCISE            AS OF      EXERCISE     CONTRACTUAL     AS OF      EXERCISE
                            PRICES               12/31/2002      PRICE         LIFE      12/31/2002      PRICE
                  --------------------------    ------------ ------------  ------------ ------------ ---------
                                    $ 5.00          39,134       $5.00         1.1          39,134      $ 5.00
                         $ 6.10  -  $12.20         575,714       $7.77         5.5         394,314      $ 8.05
                         $12.21  -  $18.30         381,782       $14.15        5.7         280,308      $13.84
                         $18.31  -  $24.40         741,886       $20.20        5.9         448,900      $19.63
                         $24.41  -  $30.50         281,333       $28.02        6.8         174,668      $28.54
                         $30.51  -  $36.60       1,741,216       $33.44        8.5         586,399      $34.22
                         $36.61  -  $42.70         583,167       $39.12        5.0         483,667      $39.03
                         $42.71  -  $48.80          50,000       $45.13        5.8          50,000      $45.13
                                    $61.00          75,000       $61.00        6.1          75,000      $61.00
                                                  --------       ------        ---        --------      ------
                                                 4,469,232       $27.03        6.7        2,532,390     $26.39
                                                 =========       ======        ===        =========     ======




PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

12.      STOCK OPTION PLAN AND EMPLOYEE STOCK PURCHASE PLANS, CONTINUED:

         Under the Company's stock purchase plans (the "Stock Purchase Plans"), employees may purchase the Company's common stock at 85% of the average high and low sales price of the stock as reported as of commencement of the purchase period or as of the purchase date, whichever is lower. Under the Stock Purchase Plans, 224,716, 107,423 and 64,397 shares were issued during the years ended December 31, 2000, 2001 and 2002, respectively. At December 31, 2002, the Company has an additional 373,169 shares reserved under the Stock Purchase Plans.

13.      COMMON STOCK REPURCHASE PROGRAM:

         In July 2002, the Company's Board of Directors approved a common stock repurchase program (the "Repurchase Program"). Under this Repurchase Program, the Company was authorized to repurchase up to $50 million of its common stock in the open market, subject to market conditions and trading restrictions. In November 2002, the Company's Board of Directors authorized the repurchase of an additional $50 million of common stock. As of December 31, 2002, the Company had repurchased approximately 1.7 million shares at a cost of approximately $50 million. The Company expects to complete the additional $50 million repurchase during the first quarter of 2003.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Pursuant to instruction G(3) of the General Instructions to Form 10-K, the information required herein is incorporated by reference to the Company's definitive proxy statement with respect to the Company's 2003 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after fiscal year end.

RECENT EVENTS

    On March 27, 2003, the Company announced that its President and Chief Executive Officer, Kristen Bratberg, had resigned for personal reasons and that Roger J. Medel, M.D., Chairman of the Board and founder of Pediatrix, had agreed to a new three-year contract to reassume the role of Chief Executive Officer, a position he had held until December 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION

    Pursuant to instruction G(3) of the General Instructions to Form 10-K, the information required herein is incorporated by reference to the Company's definitive proxy statement with respect to the Company's 2003 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    In addition to the Equity Compensation Plan Information set forth below, pursuant to instruction G(3) of the General Instructions to Form 10-K, the information required herein is incorporated by reference to the Company's definitive proxy statement with respect to the Company's 2003 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after fiscal year end.

EQUITY COMPENSATION PLAN INFORMATION

    The following table provides information as of December 31, 2002, with respect to shares of Pediatrix common stock that may be issued under existing equity compensation plans, including Pediatrix's Amended and Restated Stock Option Plan (the "Option Plan"), Pediatrix's 1996 Qualified and Non-Qualified Employee Stock Purchase Plans, as amended and restated, (the "Stock Purchase Plans"), and shares of our common stock reserved for issuance under presently exercisable stock options issued by Magella at the time of the Merger (the "Magella Plan").


                                     ------------------------- ----------------------- --------------------------------
                                     NUMBER OF SECURITIES TO                           NUMBER OF SECURITIES REMAINING
                                     BE ISSUED UPON EXERCISE      WEIGHTED-AVERAGE      AVAILABLE FOR FUTURE ISSUANCE
                                          OF OUTSTANDING         EXERCISE PRICE OF        UNDER EQUITY COMPENSATION
                                       OPTIONS,WARRANTS AND     OUTSTANDING OPTIONS,     PLANS (EXCLUDING SECURITIES
           PLAN CATEGORY                      RIGHTS            WARRANTS AND RIGHTS       REFLECTED IN COLUMN (A))
           -------------             ------------------------- ----------------------- --------------------------------
                                               (A)                      (B)                          (C)
Equity compensation plans approved
by security holders                           4,469,232 (1)           $ 27.03                   1,495,964 (2)

Equity compensation plans not
approved by security holders                   N/A                      N/A                          N/A
                                     ------------------------- ----------------------- --------------------------------
Total                                         4,469,232               $ 27.03                     1,495,964
                                     ========================= ======================= ================================


(1) Represents 4,240,869 shares issuable under the Option Plan and 228,363 shares issuable under the Magella Plan.

(2) Under the Option Plan and the Stock Purchase Plans, 1,122,795 and 373,169 shares, respectively, remain available for future issuance.

s


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Pursuant to instruction G(3) of the General Instructions to Form 10-K, the information required herein is incorporated by reference to the Company's definitive proxy statement with respect to the Company's 2003 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after fiscal year end.

ITEM 14. CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this Annual Report on Form 10-K, Pediatrix carried out an evaluation, under the supervision and with the participation of Pediatrix's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Pediatrix's disclosure controls and procedures as defined in Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Pediatrix's current disclosure controls and procedures are adequate and effective. There have been no significant changes in Pediatrix's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation by the Chief Executive Officer and Chief Financial Officer. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1)   FINANCIAL STATEMENTS

    An index to financial statements included in this Annual Report on Form 10-K appears on page 36.

(A)(2)   FINANCIAL STATEMENT SCHEDULE

    The following financial statement schedule for the years ended December 31, 2000, 2001 and 2002, is included in this Annual Report on Form 10-K as set forth below.

SCHEDULE II:  VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                                                                           2000            2001           2002
                                                                       ------------    ------------   --------
                                                                                      (IN THOUSANDS)
Allowance for contractual adjustments and uncollectibles:
Balance at beginning of year                                           $    102,479    $    101,949   $    129,314
       Portion charged against operating revenue                            320,584         500,284        630,237
       Accounts receivable written-off (net of recoveries)                 (321,114)       (472,919)      (624,124)
                                                                       ------------    ------------   -------------
Balance at end of year                                                 $    101,949    $    129,314   $    135,427
                                                                       ============    ============   ============

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

         10.1 Pediatrix's Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.1 to Pediatrix's Annual Report on Form 10-K for the year ended December 31,
                  2001).*

         10.2 Amended and Restated Pediatrix Thrift and Profit Sharing Plan (incorporated by reference to Exhibit 4.5 to Pediatrix's Registration Statement on Form S-8 (Registration No. 333-101222)).*

         10.3 1996 Qualified Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 4.5 to Pediatrix's Registration Statement on Form S-8 (Registration No. 333-07061)).*

         10.4 1996 Non-Qualified Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 4.5 to Pediatrix's Registration Statement on Form S-8 (Registration No. 333-101225)).*

         10.5 Pediatrix Executive Non-Qualified Deferred Compensation Plan, dated October 13, 1997 (incorporated by reference to Exhibit
                  10.35 to Pediatrix's Quarterly Report on Form 10-Q for the period ended June 30, 1998).*

         10.6 Form of Indemnification Agreement between Pediatrix and each of its directors and certain executive officers (incorporated by reference to Exhibit 10.2 to Pediatrix's Registration Statement on Form S-1 (Registration No. 33-95086)).*

         10.7 Form of Non-competition and Nondisclosure Agreement (incorporated by reference to Exhibit 10.24 to Pediatrix's Registration Statement on (Form S-1 Registration No. 33-95086)).*

         10.8 Form of Exclusive Management and Administrative Services Agreement between Pediatrix and each of the PA Contractors (incorporated by reference to Exhibit 10.25 to Pediatrix's Registration Statement on Form S-1 (Registration No. 33-95086)).*

      10.9 Employment Agreement, dated as of January 1, 2001, as amended, between Pediatrix and Roger J. Medel, M.D. (incorporated by reference to Exhibit 10.19 to Pediatrix's Quarterly Report on Form 10-Q for the period ended March 31, 2001).*

      10.10 Amended and Restated Employment Agreement, dated May 8, 2000, between Kristen Bratberg and Pediatrix (incorporated by reference to Exhibit 10.39 to Pediatrix's Quarterly Report on Form 10-Q for the period ended September 30, 2000).*

      10.11 Amended and Restated Employment Agreement dated December 1, 2000, between M. Douglas Cunningham, M.D. and Pediatrix (incorporated by reference to Exhibit 10.13 to Pediatrix's Annual Report on Form 10-K for the year ended December 31,
                  2000).

      10.12 Employment Agreement, dated January 1, 1999, between Karl B. Wagner and Pediatrix (incorporated by reference to Exhibit
                  10.38 to Pediatrix's Quarterly Report on Form 10-Q for the year ended September 30, 1999).*

      10.12.1+ First Amendment to Employment Agreement dated January 1, 2003 between Karl B. Wagner and Pediatrix.*

      10.13+ Amended and Restated Employment Agreement dated January 1, 2003 between Brian T. Gillon and Pediatrix.*

      10.14 Amended and Restated Credit Agreement, dated as of August 14, 2001, among Pediatrix, certain professional contractors, Fleet National Bank, Firstar Bank N.A., UBS AG, The International Bank of Miami, N.A., and Fleet Securities, Inc. (incorporated by reference to Exhibit 10.21 to Pediatrix's Quarterly Report on Form 10-Q for the period ended September 30, 2001).

      10.15 Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 29, 2001, among Pediatrix, certain professional contractors, Fleet National Bank, Firstar Bank N.A., UBS AG, The International Bank of Miami, N.A. and HSBC Bank (incorporated by reference to Exhibit 10.23 to Pediatrix's Quarterly Report on Form 10-Q for the period ended September 30, 2001).

      10.16 Security Agreement dated November 1, 2000, between Pediatrix Medical Group, Inc. and Fleet National Bank, as Agent (incorporated by reference to Exhibit 10.17 to Pediatrix's Annual Report on Form 10-K for the year ended December 31,
                  2000).

      10.17 Amendment No. 1 to Security Agreement, dated as of August 14, 2001, among Pediatrix, certain professional contractors, and Fleet National Bank, as Agent (incorporated by reference to
                  Exhibit 10.22 to Pediatrix's Quarterly Report on Form 10-Q for the period ended September 30, 2001).

      10.18 Stockholders' Agreement dated as of February 14, 2001, among Pediatrix, Infant Acquisition Corp., John K. Carlyle, Cordillera Interest, Ltd., Steven K. Boyd, Ian M. Ratner, M.D., Welsh, Carson, Anderson & Stowe VII, L.P., WCAS Healthcare Partners, L.P., the persons listed on Schedule A thereto, Leonard Hilliard, M.D., The Hilliard Family Partnership, Ltd. and Gregg C. Lund, D.O. (incorporated by reference to Exhibit 10.40 to Pediatrix's Current Report on Form 8-K dated February 15, 2001).

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

         10.20 Stipulation and Agreement of Settlement dated February 7, 2001, among Sands Point Partners, L.P., et. al., on behalf of themselves and all other similarly situation, and Pediatrix, Roger J. Medel, M.D., Karl B. Wagner and Lawrence M. Mullen (incorporated by reference to Exhibit 10.20 to Pediatrix's Annual Report on Form 10-K for the year ended December 31,
                  2001).

         10.21 Amendment No. 2 to Amended and Restated Credit Agreement, dated as of June 28, 2002, among Pediatrix, certain professional contractors, Fleet National Bank, U.S. Bank National Association, and HSBC Bank USA (incorporated by reference to Exhibit 10.1 to Pediatrix's Quarterly Report on Form 10-Q for the period ended June 30, 2002).

         10.22+ Amendment No. 3 to Amended and Restated Credit Agreement, dated as of November 22, 2002, among Pediatrix, certain professional contractors, Fleet National Bank, U.S. Bank National Association, and HSBC Bank USA.

         10.23+ Separation Agreement dated March 26, 2003, between Kristen Bratberg and Pediatrix.

         21.1+    Subsidiaries of Pediatrix.

         23.1+    Consent of PricewaterhouseCoopers LLP.

         99.1+ Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2+ Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------
* Management contract or compensation plan or arrangement.
+ Filed herewith.

(B)      REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PEDIATRIX MEDICAL GROUP, INC.

Date:  March 31, 2003            By: /s/ Roger J. Medel, M.D.
                                     ------------------------------------------
                                        Roger J. Medel, M.D., M.B.A.
                                        Chairman of the Board and Chief
                                        Executive Officer

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


                  SIGNATURE                                         TITLE                               DATE
                  ---------                                         -----                               ----
/s/ ROGER J. MEDEL, M.D.                                    Chairman of the Board                  March 31, 2003
-----------------------------------------                and Chief Executive Officer
Roger J. Medel, M.D., M.B.A.                             (principal executive officer)


/s/ KARL B. WAGNER                                         Chief Financial Officer                 March 31, 2003
-----------------------------------------                (principal financial officer
Karl B. Wagner                                        and principal accounting officer)


/s/ CESAR L. ALVAREZ                                               Director                        March 31, 2003
-----------------------------------------
Cesar L. Alvarez

/s/ WALDEMAR A. CARLO, M.D.                                        Director                        March 31, 2003
-----------------------------------------
Waldemar A. Carlo, M.D.

/s/ JOHN K. CARLYLE                                                Director                        March 31, 2003
-----------------------------------------
John K. Carlyle

/s/ KEVIN C. CLARK                                                 Director                        March 31, 2003
-----------------------------------------
Kevin C. Clark

/s/ MICHAEL B. FERNANDEZ                                           Director                        March 31, 2003
-----------------------------------------
Michael B. Fernandez

/s/ ROGER K.FREEMAN, M.D.                                          Director                        March 31, 2003
-----------------------------------------
Roger K. Freeman, M.D.

/s/ PAUL G. GABOS                                                  Director                        March 31, 2003
-----------------------------------------
Paul G. Gabos


                                 CERTIFICATIONS

I, Roger J. Medel, M.D., certify that:

         1. I have reviewed this annual report on Form 10-K of Pediatrix Medical Group, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 31, 2003              By:  /s/ Roger J. Medel, M.D.
                                          -----------------------------------
                                          Roger J. Medel, M.D., M.B.A.
                                          Chairman of the Board and Chief
                                          Executive Officer (principal
                                          executive officer)

                                 CERTIFICATIONS

I, Karl B. Wagner, certify that:

         1. I have reviewed this annual report on Form 10-K of Pediatrix Medical Group, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            d. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            e. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 31, 2003                     By:  /s/ KARL B. WAGNER
                                                 ------------------------------
                                                 Karl B. Wagner
                                                 Chief Financial Officer
                                                 (principal financial officer)