Form 10-Q
period 2003-03-31
PEDIATRIX MEDICAL GROUP INC
filed 2003-05-13
CIK 893949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-26762

PEDIATRIX MEDICAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0271219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

     Shares of Common Stock outstanding as of May 8, 2003: 23,571,731.

PEDIATRIX MEDICAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

PEDIATRIX MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003 (Unaudited)	2002

	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$13,628	$73,195
Accounts receivable, net	83,411	75,356
Prepaid expenses	3,875	6,083
Deferred income taxes	6,577	5,515
Other assets	1,428	1,206

Total current assets	108,919	161,355
Property and equipment, net	16,531	16,820
Goodwill	465,603	463,032
Other assets, net	7,626	7,472

Total assets	$598,679	$648,679

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$54,530	$76,400
Current portion of long-term debt and capital lease obligations	483	504
Income taxes payable	6,927	4,896

Total current liabilities	61,940	81,800
Long-term debt and capital lease obligations	1,955	1,985
Deferred income taxes	14,511	13,290
Deferred compensation	3,935	3,606

Total liabilities	82,341	100,681

Commitments and contingencies

Shareholders’ equity:
Preferred stock; par value $.01 per share; 1,000,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share; 50,000,000 shares authorized; 27,066,125 and 27,004,938 shares issued, respectively	271	270
Additional paid-in capital	393,643	392,321
Treasury stock, at cost, 3,296,767 shares and 1,691,567 shares, respectively	(99,980)	(49,998)
Retained earnings	222,404	205,405

Total shareholders’ equity	516,338	547,998

Total liabilities and shareholders’ equity	$598,679	$648,679

The accompanying notes are an integral part of
these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

	(in thousands, except for per share data)

Net patient service revenue	$126,200	$107,282

Operating expenses:
Practice salaries and benefits	74,616	62,534
Practice supplies and other operating expenses	4,065	3,489
General and administrative expenses	18,301	17,572
Depreciation and amortization	1,650	1,465

Total operating expenses	98,632	85,060

Income from operations	27,568	22,222
Investment income	139	153
Interest expense	(290)	(283)

Income before income taxes	27,417	22,092
Income tax provision	10,418	8,616

Net income	$16,999	$13,476

Per share data:
Net income per common and common equivalent share:
Basic	$.70	$.53

Diluted	$.68	$.51

Weighted average shares used in computing net income per common and common equivalent share:
Basic	24,436	25,226

Diluted	25,091	26,607

The accompanying notes are an integral part of
these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

	(in thousands)
Cash flows from operating activities:
Net income	$16,999	$13,476
Adjustments to reconcile net income to net cash (used in) provided from operating activities:
Depreciation and amortization	1,650	1,465
Deferred income taxes	159	1,512
Changes in assets and liabilities:
Accounts receivable	(8,055)	(3,669)
Prepaid expenses and other current assets	1,986	204
Other assets	135	376
Accounts payable and accrued expenses	(21,788)	(12,238)
Income taxes payable	2,421	3,484

Net cash (used in) provided from operating activities	(6,493)	4,610

Cash flows from investing activities:
Physician group acquisition payments	(2,660)	(1,814)
Purchase of property and equipment	(1,316)	(1,659)

Net cash used in investing activities	(3,976)	(3,473)

Cash flows from financing activities:
Payments on capital lease obligations	(51)	(53)
Proceeds from issuance of common stock	935	7,958
Purchase of treasury stock	(49,982)	—

Net cash (used in) provided from financing activities	(49,098)	7,905

Net (decrease) increase in cash and cash equivalents	(59,567)	9,042
Cash and cash equivalents at beginning of period	73,195	27,557

Cash and cash equivalents at end of period	$13,628	$36,599

The accompanying notes are an integral part of
these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003
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

The consolidated results of operations for the interim periods presented are not necessarily indicative of the results to be experienced for the entire fiscal year. The accompanying unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

2.	Summary of Significant Accounting Policies:

Stock Options

The Company accounts for stock-based compensation to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense for stock options issued to employees is reflected in the condensed consolidated statements of income, because the market value of the Company’s stock equals the exercise price on the day options are granted.

Had compensation expense been determined based on the fair value accounting provisions of FAS 123, “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share would have been reduced to the pro forma amounts below:

	Three Months Ended March 31,

	2003	2002

	(in thousands, except per share data)

Net income, as reported	$16,999	$13,476
Deduct: Total stock-based employee compensation expense determined under fair value accounting rules, net of related tax effect	(2,507)	(1,595)

Pro forma net income	$14,492	$11,881

Net income per share:
As reported:
Basic	$.70	$.53
Diluted	$.68	$.51
Pro forma:
Basic	$.59	$.47
Diluted	$.58	$.45

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

2.	Summary of Significant Accounting Policies, Continued:

The fair value of each option or share to be issued is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the three months ended March 31, 2003 and 2002: dividend yield of 0% for all years; expected volatility of 60% and 65%, respectively, and risk-free interest rates of 3.0% and 4.4%, respectively, for options with expected lives of five years (officers and physicians of the Company) and 2.1% and 3.8%, respectively, for options with expected lives of three years (all other employees of the Company).

Accounting Pronouncements

In November 2002, FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” was issued. This statement elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for interim and annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s financial position or results of operations for the three months ended March 31, 2003.

In January 2003, FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51,” was issued. FIN 46 addresses consolidation by business enterprises of variable interest entities. The provisions of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has lease arrangements with two entities that may be considered variable interest entities under FIN 46. The Company is currently evaluating whether these two entities will be subject to consolidation under the provisions of FIN 46. As of March 31, 2003, property and equipment related to these entities was approximately $16.0 million with associated liabilities of the same amount.

3.	Business Acquisitions:

The Company completed the acquisition of one physician group practice during the three months ended March 31, 2003. Total consideration for the acquired practice was approximately $2.6 million in cash. The Company has accounted for this acquisition using the purchase method of accounting. The results of operations of the acquired practice have been included in the Company’s consolidated financial statements from the date of acquisition.

The following unaudited pro forma information combines the consolidated results of operations of the Company and the physician group practices acquired during 2002 and 2003 as if the transactions had occurred on January 1, 2002:

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

3.	Business Acquisitions, Continued:

	Three Months Ended
	March 31,

	2003	2002

	(in thousands, except for per share data)

Net patient service revenue	$126,218	$110,584
Net income	17,007	13,511
Net income per share:
Basic	.70	.54
Diluted	.68	.51

The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

4.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following:

	March 31, 2003	December 31,
	(Unaudited)	2002

	(in thousands)

Accounts payable	$9,195	$10,131
Accrued salaries and bonuses	14,202	35,377
Accrued payroll taxes and benefits	8,996	10,364
Accrued professional liability coverage	15,765	14,607
Other accrued expenses	6,372	5,921

	$54,530	$76,400

5.	Net Income Per Share:

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

6.	Common Stock Repurchase Program:

In November 2002, the Company’s Board of Directors approved a common stock repurchase program (the “Repurchase Program”). Under this Repurchase Program, the Company was authorized to repurchase up to $50 million of its common stock in the open market, subject to market conditions and trading restrictions. During the three months ended March 31, 2003, the Company repurchased approximately 1.6 million shares at a cost of approximately $50 million under the Repurchase Program. In April 2003, the Company’s Board of Directors authorized the repurchase of an additional $50 million of common stock.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7.	Contingencies:

On June 6, 2002, the Company received a written request from the Federal Trade Commission (“FTC”) to submit information on a voluntary basis in connection with an investigation of issues of competition related to the 2001 acquisition of Magella Healthcare Corporation and its business practices generally. On February 5, 2003, the Company received additional information requests from the FTC in the form of a Subpoena and Civil Investigative Demand. Pursuant to these requests, the FTC has requested documents and information relating to the acquisition and the Company’s business practices in certain markets. The Company is cooperating fully with the FTC, but at this time cannot predict the outcome of the investigation and whether it will have a material adverse effect on the Company’s business, financial condition, results of operations or the trading price of the Company’s shares.

In April 1999, the Company received requests from federal investigators for information related to its billing practices for services reimbursed by the TRICARE program for military dependents. The TRICARE investigation is active and ongoing. The Company believes that additional audits, inquiries and investigations from government agencies will continue to occur in the ordinary course of its business. The Company cannot predict whether any such audits, inquiries or investigations will have a material adverse effect on the Company’s business, financial condition, results of operations or the trading price of the Company’s shares.

During the ordinary course of its business, the Company has become a party to pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice. Although these actions and proceedings are generally expected to be covered by insurance, there can be no assurance that the Company’s medical malpractice insurance coverage will be adequate to cover liabilities arising out of medical malpractice claims where the outcomes of such claims are unfavorable to the Company. The Company believes, based upon its review of these pending matters, that the outcome of such legal actions and proceedings will not have a material adverse effect on its business, financial condition, results of operations or the trading price of the Company’s shares.

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

     The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of March 31, 2003, and for the three months ended March 31, 2003 and 2002, and the notes thereto, presented in this Quarterly Report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations (including the discussion of our critical accounting policies) and our consolidated financial statements and the notes thereto contained in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

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

Results of Operations

Three Months Ended March 31, 2003 as Compared to Three Months Ended March 31, 2002

     Our net patient service revenue increased $18.9 million, or 17.6%, to $126.2 million for the three months ended March 31, 2003, as compared with $107.3 million for the same period in 2002. Of this $18.9 million increase, $3.9 million, or 20.6%, was attributable to new units at which we provide services as a result of acquisitions. Same unit patient service revenue increased $15.0 million, or 14.2%, for the three months ended March 31, 2003. The increase in same unit net patient service revenue was primarily the result of: (i) an increase in neonatal intensive care unit patient days of 5.6%; (ii) increased revenue from volume growth in perinatal services and other services including hearing screens and newborn nursery provided in existing practices; (iii) improved managed care contracting; and (iv) price increases implemented on January 1, 2003. Same units are those units at which we provided services for the entire current period and the entire comparable period.

     Practice salaries and benefits increased $12.1 million, or 19.3%, to $74.6 million for the three months ended March 31, 2003, as compared with $62.5 million for the same period in 2002. The increase was attributable to: (i) costs associated with new physicians and other clinical staff to support new unit growth and volume growth at existing units; (ii) an increase in incentive compensation as a result of same unit growth and operational improvements at the physician practice level; (iii) an increase in professional liability and group insurance costs; and (iv) an increase in payroll taxes related to increased incentive compensation payouts.

     Practice supplies and other operating expenses increased $600,000, or 16.5%, to $4.1 million for the three months ended March 31, 2003, as compared with $3.5 million for the same period in 2002. The increase was primarily attributable to new units at which we provide services as a result of acquisitions.

     General and administrative expenses include all salaries, benefits, supplies and other operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collection functions. General and administrative expenses increased $700,000, or 4.1%, to $18.3 million for the three months ended March 31, 2003, as compared to $17.6 million for the same period in 2002. This $700,000 increase was primarily due to salaries and benefits as a result of the continued growth of the Company and increased group insurance costs. General and administrative expenses for the three months ended March 31, 2002 include settlement costs of $1.3 million related to a Colorado Medicaid investigation.

     Depreciation and amortization expense increased by $200,000, or 12.6%, to $1.7 million for the three months ended March 31, 2003, as compared with $1.5 million for the same period in 2002.

     Income from operations increased $5.3 million, or 24.1%, to $27.6 million for the three months ended March 31, 2003, as compared with $22.2 million for the same period in 2002. Our operating margin increased 1.1 percentage points to 21.8% for the three months ended March 31, 2003, as compared to 20.7% for the same period in 2002.

     Earnings before interest expense, investment income, income tax provision, and depreciation and amortization (“EBITDA”) increased by $5.5 million, or 23.4%, to $29.2 million for the three months ended March 31, 2003, as compared with $23.7 million for the same period in 2002. EBITDA margin increased by 1.1 percentage points to 23.2%, as compared with 22.1% for the same period in 2002.

     EBITDA and EBITDA margin are non-GAAP measures of profitability and operating efficiency widely used by investors to evaluate and compare operating performance among different companies excluding the impact of certain non-cash charges (depreciation and amortization). Depending on capital investments, depreciation and amortization can vary significantly among different companies and industries. We believe that EBITDA and EBITDA margin provide investors with valuable measures to compare our operating performance with the operating performance of other companies. EBITDA and EBITDA margin for the three months ended March 31, 2003 and 2002 can be reconciled to their most comparable GAAP measures, income from operations and operating margin, as shown below. Margins are expressed as a percentage of net patient service revenue (amounts in thousands):

	Three Months Ended March 31,

	2003		2002

	Amount	Margin	Amount	Margin

Income from operations	$27,568	21.8%	$22,222	20.7%
Add: Depreciation and amortization	1,650	1.3%	1,465	1.4%

EBITDA	$29,218	23.2%	$23,687	22.1%

     We recorded net interest expense of $151,000 for the three months ended March 31, 2003, as compared with net interest expense of $130,000 for the same period in 2002. Interest expense for the three months ended March 31, 2003 consisted primarily of commitment fees and amortized deferred debt costs associated with our line of credit.

     Our effective income tax rates were 38.0% and 39.0% for the three months ended March 31, 2003 and 2002, respectively.

     Net income increased to $17.0 million for the three months ended March 31, 2003, as compared to $13.5 million for the same period in 2002.

     Diluted net income per common and common equivalent share was $0.68 on weighted average shares of 25.1 million for the three months ended March 31, 2003, as compared to $0.51 on the weighted average shares of 26.6 million for the same period in 2002. The net decrease in weighted average shares outstanding was due to the weighted average impact of approximately 3.3 million shares purchased under the Company’s common stock repurchase program, offset by an increase in outstanding shares due to stock option exercises and shares issued under our employee stock purchase plans.

Liquidity and Capital Resources

     As of March 31, 2003, we had approximately $13.6 million of cash and cash equivalents on hand as compared to $73.2 million at December 31, 2002. For the three months ended March 31, 2003, the Company had a net use of cash for operations of $6.5 million primarily as a result of physician bonus payments and a 401(k) plan matching contribution that had accrued during 2002, as well as first quarter payroll tax payments. Additionally, we had working capital of approximately $47.0 million at March 31, 2003, a decrease of $32.6 million from working capital of $79.6 million at December 31, 2002. The decrease in working capital is primarily due to the use of cash to repurchase common stock as discussed below.

     In November 2002, our Board of Directors approved a common stock repurchase program (the “Repurchase Program”). Under this Repurchase Program, we were authorized to repurchase up to $50 million of our common stock in the open market, subject to market conditions and trading restrictions. During the three months ended March 31, 2003, we repurchased approximately 1.6 million shares at a cost of approximately $50 million under the Repurchase Program. In April 2003, our Board of Directors authorized the repurchase of an additional $50 million of common stock. Through May 8, 2003, we purchased an additional 255,900 shares of our common stock at a cost of approximately $8.0 million.

     The Company currently has a line of credit in the amount of $100 million which matures August 14, 2004 (the “Line of Credit”). At our option, the Line of Credit bears interest at either the prime rate or the Eurodollar rate plus an applicable margin rate ranging from 2% to 2.75%. The Line of Credit is collateralized by substantially all of our assets. We are subject to certain covenants and restrictions specified in our Line of Credit, including covenants that require us to maintain a minimum level of net worth and earnings and a restriction on the payment of dividends and certain other distributions, as specified therein. At March 31, 2003, we are in compliance with such financial covenants. We had no outstanding balance under our Line of Credit at March 31, 2003 and December 31, 2002.

     We maintain professional liability coverage that indemnifies us and our health care professionals on a claims-made basis for losses incurred related to medical malpractice litigation with a portion of self insurance retention. We record a liability for self-insured deductibles and an estimated liability for malpractice claims incurred but not reported based on an actuarial valuation. Effective May 1, 2003, we obtained professional liability coverage that expires April 30, 2004 with substantially similar terms as our previous policy. Such coverage includes an increase in premium costs as compared to our prior policies.

     Our annual capital expenditures have typically been for computer hardware and software and for furniture, equipment and improvements at the corporate headquarters and our regional offices. During the three months ended March 31, 2003, capital expenditures amounted to approximately $1.3 million.

     We anticipate that funds generated from operations, together with cash on hand, and funds available under our Line of Credit, will be sufficient to meet our working capital requirements, finance our required capital expenditures and meet our contractual obligations for at least the next 12 months.

Caution Concerning Forward-Looking Statements

     Certain information included or incorporated by reference in this Quarterly Report may be deemed to be “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements (other than statements of historical facts), that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward looking statements. Such statements are often characterized by terminology such as “believe,” “hope,” “may, ” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements in this Quarterly Report are made as of the date hereof. We disclaim any duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements.

     Some of the factors that may cause actual results, developments and business decisions to differ materially from those projected or anticipated by such forward-looking statements, as more fully discussed under the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, include pending and future investigations by federal and state government authorities of our billing or other practices (including the previously disclosed investigation by the Federal Trade Commission); unfavorable regulatory or other changes or conditions in geographic areas where our operations are concentrated; determinations that we failed to comply with applicable health care laws and regulations; limitations, reductions or retroactive adjustments in reimbursement amounts or rates by government-sponsored health care programs; audits by third party payors with respect to our billings for services; failure of physicians affiliated with us to appropriately record and document the services that they provide; our failure to find suitable acquisition candidates or successfully integrate any future or recent acquisitions; our failure to successfully implement our strategy of diversifying our operations; impairment of long-lived assets, such as goodwill; federal and state health care reform, including changes in the interpretation of government-sponsored health care programs; our failure to successfully recruit additional and retain existing qualified physicians; malpractice and other lawsuits; our failure to manage growth effectively and to maintain effective and efficient information systems; our failure to collect reimbursements from third party payors in a timely manner; cancellation or non-renewal of our arrangements with hospitals, or renewal of such arrangements on less favorable terms; loss of our affiliated physicians’ privileges or ability to provide services in hospitals, or hospitals entering into arrangements with physicians not affiliated with us; and increased competition in the health care industry.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     Our Line of Credit and certain operating lease agreements are subject to market risk and interest rate changes. The total amount available under our Line of Credit is $100 million. At our option, the Line of Credit bears interest at either the prime rate or the Eurodollar rate plus an applicable margin rate ranging from 2% to 2.75%. The leases bear interest at LIBOR-based variable rates. There was no outstanding principal balance on the Line of Credit at March 31, 2003. The outstanding balances related to the operating leases totaled approximately $16.0 million at March 31, 2003. Considering the total outstanding balances under these instruments at March 31, 2003 of approximately $16.0 million, a 1% change in interest rates would result in an impact to pre-tax earnings of approximately $160,000 per year.

Item 4. Controls and Procedures.

     Within 90 days prior to the date of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission.

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     On June 6, 2002, we received a written request from the Federal Trade Commission (“FTC”) to submit information on a voluntary basis in connection with an investigation of issues of competition related to the 2001 acquisition of Magella Healthcare Corporation and our business practices generally. On February 5, 2003, we received additional information requests from the FTC in the form of a Subpoena and Civil Investigative Demand. Pursuant to these requests, the FTC has requested documents and information relating to the acquisition and our business practices in certain markets. We are cooperating fully with the FTC, but at this time cannot predict the outcome of the investigation and whether it will have a material adverse effect on our business, financial condition, results of operations or the trading price of our shares.

     In April 1999, we received requests from federal investigators for information related to our billing practices for services reimbursed by the TRICARE program for military dependents. The TRICARE investigation is active and ongoing. We believe that additional audits, inquiries and investigations from government agencies will continue to occur in the ordinary course of our business. We cannot predict whether any such audits, inquiries or investigations will have a material adverse effect on our business, financial condition, results of operations or the trading price of our shares.

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

Form 8-K filed February 6, 2003, related to a press release reporting earnings for the fourth quarter and year ended December 31, 2002, and announcing that the Company had received a subpoena requesting additional information relating to the previously announced investigation by the FTC into the Company.

Form 8-K filed March 27, 2003, reporting Item 5 (Other Events) related to a press release announcing that Kristen Bratberg, President and Chief Executive Officer and Director, resigned for personal reasons, and that Roger J. Medel, M.D., Chairman of the Board and founder of the Company resumed the duties of Chief Executive Officer on a permanent basis. The press release also announced the completion of a $50 million share repurchase program.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEDIATRIX MEDICAL GROUP, INC

Date: May 12, 2003	By:	/s/ Roger J. Medel, M.D.

Roger J. Medel, M.D.,M.B.A., Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Date: May 12, 2003	By:	/s/ Karl B. Wagner

Karl B. Wagner, Chief Financial Officer (principal financial and accounting officer)

CERTIFICATIONS

I, Roger J. Medel, M.D., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pediatrix Medical Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

	By:	/s/ Roger J. Medel, M.D.

Roger J. Medel, M.D., M.B.A., Chairman of the Board, President and Chief Executive Officer (principal executive officer)

CERTIFICATIONS

I, Karl B. Wagner, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pediatrix Medical Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

	By:	/s/ Karl B. Wagner

Karl B. Wagner Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Amended and Restated Articles of Incorporation of Pediatrix (incorporated by reference to Exhibit 3.1 to Pediatrix’s Registration Statement on Form S-1 (Registration No. 33-95086)).
3.2	Amendment and Restated Bylaws of Pediatrix (incorporated by reference to Exhibit 3.2 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 2000).
3.3	Articles of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Pediatrix’s current report on Form 8-K dated March 31, 1999).
4.1	Rights Agreement, dated as of March 31, 1999, between Pediatrix and BankBoston, N.A., as rights agent including the form of Articles of Designations of Series A Junior Participating Preferred Stock and the form of Rights Certificate (incorporated by reference to Exhibit 4.1 to Pediatrix’s Current Report on Form 8-K dated March 31, 1999).
10.24+	Amendment No. 4 to Amended and Restated Credit Agreement, dated as of April 21, 2003, among Pediatrix, certain professional contractors, Fleet National Bank, U.S. Bank National Association, and HSBC Bank USA.
11.1+	Statement re: Computation of Per Share Earnings.
99.1+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.