Form 10-Q
period 2003-06-30
PEDIATRIX MEDICAL GROUP INC
filed 2003-08-11
CIK 893949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-26762

PEDIATRIX MEDICAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0271219 (I.R.S. Employer Identification No.)

1301 Concord Terrace
Sunrise, Florida 33323
(Address of principal executive offices)
(Zip Code)

(954) 384-0175
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒   No    ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Shares of Common Stock outstanding as of August 8, 2003: 23,030,940

PEDIATRIX MEDICAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

PEDIATRIX MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2003	2002

	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$11,554	$73,195
Accounts receivable, net	84,252	75,356
Prepaid expenses	3,075	6,083
Income taxes receivable	7,308	—
Deferred income taxes	—	5,515
Other assets	1,633	1,206

Total current assets	107,822	161,355
Property and equipment, net	17,140	16,820
Goodwill	500,332	463,032
Other assets, net	14,660	7,472

Total assets	$639,954	$648,679

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$73,357	$76,400
Current portion of long-term debt and capital lease obligations	625	504
Income taxes payable	—	4,896
Deferred income taxes	1,663	—

Total current liabilities	75,645	81,800
Line of credit	17,000	—
Long-term debt and capital lease obligations	2,382	1,985
Deferred income taxes	15,304	13,290
Deferred compensation	4,749	3,606

Total liabilities	115,080	100,681

Commitments and contingencies
Shareholders’ equity:
Preferred stock; par value $.01 per share; 1,000,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share; 50,000,000 shares authorized; 27,582,831 and 27,004,938 shares issued, respectively	276	270
Additional paid-in capital	407,076	392,321
Treasury stock, at cost, 4,026,567 shares and 1,691,567 shares, respectively	(124,767)	(49,998)
Retained earnings	242,289	205,405

Total shareholders’ equity	524,874	547,998

Total liabilities and shareholders’ equity	$639,954	$648,679

The accompanying notes are an integral part of
these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(in thousands, except for per share data)
Net patient service revenue	$133,701	$116,223	$259,901	$223,505

Operating expenses:
Practice salaries and benefits	75,648	65,183	150,264	127,718
Practice supplies and other operating expenses	4,718	3,954	8,783	7,443
General and administrative expenses	19,006	17,740	37,307	35,312
Depreciation and amortization	1,903	1,463	3,553	2,927

Total operating expenses	101,275	88,340	199,907	173,400

Income from operations	32,426	27,883	59,994	50,105
Investment income	81	222	220	375
Interest expense	(435)	(287)	(725)	(570)

Income before income taxes	32,072	27,818	59,489	49,910
Income tax provision	12,187	10,851	22,605	19,467

Net income	$19,885	$16,967	$36,884	$30,443

Per share data:
Net income per common and common equivalent share:
Basic	$.84	$.64	$1.53	$1.18
Diluted	$.82	$.62	$1.49	$1.13

Weighted average shares used in computing net income per common and common equivalent share:
Basic	23,655	26,367	24,043	25,800

Diluted	24,327	27,426	24,705	27,022

The accompanying notes are an integral part of
these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

	(in thousands)
Cash flows from operating activities:
Net income	$36,884	$30,443
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	3,553	2,927
Deferred income taxes	9,192	(7,600)
Changes in assets and liabilities:
Accounts receivable	(7,407)	(4,338)
Prepaid expenses and other assets	2,903	1,058
Other assets	271	458
Accounts payable and accrued expenses	(3,202)	(6,455)
Income taxes	(8,657)	15,016

Net cash provided from operating activities	33,537	31,509

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(46,197)	(19,093)
Purchase of property and equipment	(2,340)	(2,926)

Net cash used in investing activities	(48,537)	(22,019)

Cash flows from financing activities:
Borrowings on line of credit, net	17,000	—
Payments on capital lease obligations	(89)	(117)
Proceeds from issuance of common stock	11,217	27,799
Purchase of treasury stock	(74,769)	—

Net cash (used in) provided from financing activities	(46,641)	27,682

Net (decrease) increase in cash and cash equivalents	(61,641)	37,172
Cash and cash equivalents at beginning of period	73,195	27,557

Cash and cash equivalents at end of period	$11,554	$64,729

The accompanying notes are an integral part of
these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003
(Unaudited)

1.                    Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Pediatrix Medical Group, Inc. and the notes thereto presented in this Quarterly Report have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial statements, and do not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of interim periods. The financial statements include all the accounts of Pediatrix Medical Group, Inc., and its subsidiaries combined with the accounts of the professional associations, corporations and partnerships (the “PA Contractors”) with which Pediatrix Medical Group, Inc. or one of its subsidiaries currently has specific management arrangements. The terms “Pediatrix” and the “Company” refer collectively to Pediatrix Medical Group, Inc., its subsidiaries and the PA Contractors.

The consolidated results of operations for the interim periods presented in this Quarterly Report are not necessarily indicative of the results to be experienced for the entire fiscal year. The accompanying unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

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

Had compensation expense been determined based on the fair value accounting provisions of Statement of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share would have been reduced to the pro forma amounts below:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(in thousands, except per share data)
Net income, as reported	$19,885	$16,967	$36,884	$30,443
Deduct: Total stock-based employee compensation expense determined under fair value accounting rules, net of related tax effect	(1,874)	(1,308)	(4,562)	(2,896)

Pro forma net income	$18,011	$15,659	$32,322	$27,547

Net income per share:

As reported:

Basic	$.84	$.64	$1.53	$1.18

Diluted	$.82	$.62	$1.49	$1.13

Pro forma:

Basic	$.74	$.57	$1.31	$1.02

Diluted	$.73	$.55	$1.29	$.99

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

2.                    Summary of Significant Accounting Policies, Continued:

The fair value of each option or share to be issued is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the three months ended June 30, 2003 and 2002: dividend yield of 0% for all years; expected volatility of 63% and 60%, respectively, and risk-free interest rates of 2.8% and 4.8%, respectively, for options with expected lives of five years (officers and physicians of the Company). A 3.8% risk-free interest rate assumption is used for options with expected lives of three years (all other employees of the Company) granted in the three months ended June 30, 2002. No options with an expected life of three years were granted in the three months ended June 30, 2003. Weighted average assumptions used for grants in the six months ended June 30, 2003 and 2002 are: dividend yield of 0% for all years; expected volatility of 63% and 60%, respectively, and risk-free interest rates of 2.9% and 4.7%, respectively, for options with expected lives of five years (officers and physicians of the Company) and 2.1% and 3.8%, respectively, for options with expected lives of three years (all other employees of the Company).

Accounting Pronouncements

In November 2002, FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” was issued. This statement elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for interim and annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s financial position or results of operations for the three and six months ended June 30, 2003.

In January 2003, FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51,” was issued. FIN 46 addresses consolidation by business enterprises of variable interest entities. The provisions of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has lease arrangements with two entities that may be considered variable interest entities under FIN 46. The Company is currently evaluating whether these two entities will be subject to consolidation under the provisions of FIN 46. As of June 30, 2003, property and equipment related to these entities was approximately $15.9 million with associated liabilities of the same amount.

3.                    Business Acquisitions:

The Company completed the acquisition of an independent laboratory specializing in newborn metabolic screening and two physician group practices during the six months ended June 30, 2003. Total consideration for the acquisitions, net of cash acquired, was approximately $46.0 million in cash. In connection with the acquisitions, the Company recorded assets totaling $7.8 million, assumed liabilities of approximately $927,000 and recorded goodwill of approximately $37.3 million. The Company has accounted for the acquisitions using the purchase method of accounting. The results of operations of the acquired practices have been included in the Company’s consolidated financial statements from the dates of acquisition.

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

3.                    Business Acquisitions, Continued:

The following unaudited pro forma information combines the consolidated results of operations of the Company and the Company’s 2002 and 2003 acquisitions, as if the transactions had occurred on January 1, 2002:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(in thousands, except for per share data)		(in thousands, except for per share data)
Net patient service revenue	$135,755	$121,378	$265,598	$235,245
Net income	20,165	17,390	37,743	31,293
Net income per share:
Basic	.85	.66	1.57	1.21
Diluted	.83	.63	1.53	1.16

4.                    Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2003	2002

	(in thousands)
Accounts payable	$9,280	$10,131
Accrued salaries and bonuses	26,504	35,377
Accrued payroll taxes and benefits	9,614	10,364
Accrued professional liability coverage	18,173	14,607
Other accrued expenses	9,786	5,921

	$73,357	$76,400

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

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

5.                    Net Income Per Share, Continued:

The calculation of basic and diluted net income per share for the three and six months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(in thousands, except for per share data)
Basic:
Net income applicable to common stock	$19,885	$16,967	$36,884	$30,443

Weighted average number of common shares outstanding	23,655	26,367	24,043	25,800

Basic net income per share	$.84	$.64	$1.53	$1.18

Diluted:
Net income	$19,885	$16,967	$36,884	$30,443
Interest expense on convertible subordinated debt, net of tax	7	8	13	16

Net income applicable to common stock	$19,892	$16,975	$36,897	$30,459

Weighted average number of common shares outstanding	23,655	26,367	24,043	25,800
Weighted average number of dilutive common stock equivalents	642	1,024	632	1,187
Dilutive effect of convertible subordinated debt	30	35	30	35

Weighted average number of common and common equivalent shares outstanding	24,327	27,426	24,705	27,022

Diluted net income per share	$.82	$.62	$1.49	$1.13

6.                    Common Stock Repurchase Program:

In November 2002, the Company’s Board of Directors approved a common stock repurchase program (the “Repurchase Program”). Under this Repurchase Program, the Company was authorized to repurchase up to $50 million of its common stock in the open market, subject to market conditions and trading restrictions. The Company completed this repurchase during the three months ended March 31, 2003 by repurchasing approximately 1.6 million shares at a cost of approximately $50 million. In April 2003, the Company’s Board of Directors authorized the repurchase of an additional $50 million of common stock. During the three months ended June 30, 2003, the Company repurchased approximately 730,000 shares at a cost of approximately $24.8 million.

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7.                    Contingencies:

In June and July 2003, several purported federal securities law class actions were commenced against the Company, two of the Company’s principal officers and the Company’s Chairman of the Board in the United States District Court for the Southern District of Florida. The plaintiffs seek to represent all purchasers of the Company’s common stock beginning on various dates in 2002 and ending on June 23, 2003, the date prior to the Company’s announcement that it had been advised by a U.S. Attorney’s Office that it is conducting an investigation with respect to the Company’s Medicaid billing practices nationwide. The plaintiffs claim that the Company violated the antifraud provisions of the federal securities laws by issuing false and misleading statements concerning the Company’s billing practices and results of operations. They are seeking unspecified damages and other relief. The Company believes the claims are without merit and intends to defend the cases vigorously. If the Company is unsuccessful in defending the claims, damages awarded could exceed the limits of the Company’s insurance coverage and have a material adverse effect on the Company’s business, financial condition, results of operations or the trading price of the Company’s shares.

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

In April 1999, the Company received requests from federal investigators for information related to its billing practices for services reimbursed by the TRICARE program for military dependents. In June 2003, the Company was advised by a U.S. Attorney’s Office that it is conducting a similar civil investigation with respect to the Company’s Medicaid billing practices nationwide. These investigations are active and ongoing. The Company believes that additional audits, inquiries and investigations from government agencies will continue to occur in the ordinary course of its business. The Company cannot predict whether any such pending or future audits, inquiries or investigations will have a material adverse effect on the Company’s business, financial condition, results of operations or the trading price of the Company’s shares.

During the ordinary course of its business, the Company has become a party to pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice. Although these actions and proceedings are generally expected to be covered by insurance, there can be no assurance that the Company’s medical malpractice insurance coverage will be adequate to cover liabilities arising out of medical malpractice claims if the outcomes of such claims are unfavorable to the Company. The Company believes, based upon its review of these pending matters, that the expected resolutions of such legal actions and proceedings will not have a material adverse effect on its business, financial condition, results of operations or the trading price of the Company’s shares.

8.                    Subsequent Events:

Subsequent to June 30, 2003, the Company acquired two physician group practices for approximately $7.3 million in cash. The acquisitions will be accounted for by the Company using the purchase method of accounting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion highlights the principal factors affecting our financial condition and results of operations, as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of June 30, 2003, and for the three and six months ended June 30, 2003 and 2002, and the notes thereto, presented in this Quarterly Report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations (including the discussion of our critical accounting policies) and our consolidated financial statements and the notes thereto contained in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year. As used herein, “us”, “we” and “our” refer to Pediatrix Medical Group, Inc. and its subsidiaries and the professional associations, corporations and partnerships (the “PA Contractors”) with which Pediatrix Medical Group, Inc. or one of its subsidiaries has specific management arrangements.

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

Results of Operations

     Three Months Ended June 30, 2003 as Compared to Three Months Ended June 30, 2002

     Our net patient service revenue increased $17.5 million, or 15.0%, to $133.7 million for the three months ended June 30, 2003, as compared to $116.2 million for the same period in 2002. Of this $17.5 million increase, $4.9 million, or 28.0%, was primarily attributable to physician and newborn screening services which we provide as a result of acquisitions. Same unit patient service revenue increased $12.6 million, or 11.1%, for the three months ended June 30, 2003. The increase in same unit net patient service revenue was primarily the result of: (i) an increase in neonatal intensive care patient days of 7.0%; (ii) increased reimbursement for our services due to the changes in billing codes introduced by the American Medical Association in early 2003; (iii) price increases implemented on January 1, 2003; (iv) increased revenue from volume growth in perinatal services and other services including hearing screens and newborn nursery services provided in existing practices; and (v) improved managed care contracting. Same units are those units at which we provided services for the entire current period and the entire comparable period.

     Practice salaries and benefits increased $10.5 million, or 16.1%, to $75.6 million for the three months ended June 30, 2003, as compared to $65.2 million for the same period in 2002. The increase was attributable to: (i) costs associated with new physicians and other staff to support new unit growth and volume growth at existing units; (ii) an increase in incentive compensation as a result of same unit growth and operational improvements at the physician practice level; and (iii) an increase in professional liability and group insurance costs.

     Practice supplies and other operating expenses increased $764,000, or 19.3%, to $4.7 million for the three months ended June 30, 2003, as compared to $4.0 million for the same period in 2002. The increase was attributable to new units at which we provide services as a result of acquisitions and our recent acquisition of a metabolic screening laboratory.

     General and administrative expenses include all salaries, benefits, supplies and other operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collection functions. General and administrative expenses increased $1.3 million, or 7.1%, to $19.0 million for the three months ended June 30, 2003, as compared to $17.7 million for the same period in 2002. This $1.3 million increase was primarily due to salaries and benefits as a result of the continued growth of the Company and increased group health insurance costs.

     Depreciation and amortization expense increased by $440,000, or 30.1%, to $1.9 million for the three months ended June 30, 2003, as compared to $1.5 million for the same period in 2002. This $440,000 increase is attributable to: (i) the purchase of computer hardware and software, furniture, equipment and improvements at our corporate headquarters and our regional offices, and (ii) amortization of identifiable intangible assets related to our acquisitions.

     Income from operations increased $4.5 million, or 16.3%, to $32.4 million for the three months ended June 30, 2003, as compared to $27.9 million for the same period in 2002. Our operating margin increased 0.3 percentage points to 24.3% for the three months ended June 30, 2003, as compared to 24.0% for the same period in 2002. The increase in operating margin is directly attributable to a reduction in general and administrative expenses as a percent of revenue.

     We recorded net interest expense of $354,000 for the three months ended June 30, 2003, as compared to net interest expense of $65,000 for the same period in 2002. The increase in net interest expense is primarily due to the use of cash on hand and borrowings under our line of credit for acquisitions and to repurchase our common stock.

     Our effective income tax rates were 38.0% and 39.0% for the three months ended June 30, 2003 and 2002, respectively.

     Net income increased to $19.9 million for the three months ended June 30, 2003, as compared to $17.0 million for the same period in 2002.

     Diluted net income per common and common equivalent share was $0.82 on weighted average shares of 24.3 million for the three months ended June 30, 2003, as compared to $0.62 on the weighted average shares of 27.4 million for the same period in 2002. The net decrease in weighted average shares outstanding was due to the weighted average impact of approximately 3.6 million shares purchased under our repurchase program, offset in part by an increase in outstanding shares due to stock option exercises and shares issued under our employee stock purchase plans.

     Six Months Ended June 30, 2003 as Compared to Six Months Ended June 30, 2002

     Our net patient service revenue increased $36.4 million, or 16.3%, to $259.9 million for the six months ended June 30, 2003, as compared to $223.5 million for the same period in 2002. Of this $36.4 million increase, $9.0 million, or 24.7%, was primarily attributable to physician and newborn screening services which we provide as a result of acquisitions. Same unit patient service revenue increased $27.4 million, or 12.5%, for the six months ended June 30, 2003. The increase in same unit net patient service revenue was primarily the result of: (i) an increase in neonatal intensive care patient days of 6.3%; (ii) increased reimbursement for our services due to the changes in billing codes introduced by the American Medical Association in early 2003; (iii) increased revenue from volume growth in perinatal services and other services including hearing screens and newborn nursery services provided in existing practices; (iv) price increases implemented on January 1, 2003; and (v) improved managed care contracting. Same units are those units at which we provided services for the entire current period and the entire comparable period.

     Practice salaries and benefits increased $22.5 million, or 17.7%, to $150.3 million for the six months ended June 30, 2003, as compared to $127.7 million for the same period in 2002. The increase was attributable to: (i) costs associated with new physicians and other staff to support new unit growth and volume growth at existing units; (ii) an increase in incentive compensation as a result of same unit growth and operational improvements at the physician practice level; (iii) an increase in professional liability and group insurance costs; and (iv) an increase in payroll taxes related to increased incentive compensation payouts.

     Practice supplies and other operating expenses increased $1.4 million, or 18.0%, to $8.8 million for the six months ended June 30, 2003, as compared with $7.4 million for the same period in 2002. The increase was attributable to new units at which we provide services as a result of acquisitions and our recent acquisition of a metabolic screening laboratory.

     General and administrative expenses include all salaries, benefits, supplies and other operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collection functions. General and administrative expenses increased $2.0 million, or 5.6%, to $37.3 million for the six months ended June 30, 2003, as compared to $35.3 million for the same period in 2002. This $2.0 million increase was primarily due to salaries and benefits as a result of the continued growth of the Company and increased group health insurance costs. General and administrative expenses for the six months ended June 30, 2002 include settlement costs of $1.3 million related to a Colorado Medicaid investigation.

     Depreciation and amortization expense increased by $626,000, or 21.4%, to $3.6 million for the six months ended June 30, 2003, as compared to $2.9 million for the same period in 2002. This $626,000 increase is attributable to: (i) the purchase of computer hardware and software, furniture, equipment and improvements at our corporate headquarters and our regional offices, and (ii) amortization of identifiable intangible assets related to our acquisitions.

     Income from operations increased $9.9 million, or 19.7%, to $60.0 million for the six months ended June 30, 2003, as compared with $50.1 million for the same period in 2002. Our operating margin increased 0.7 percentage points to 23.1% for the six months ended June 30, 2003, as compared to 22.4% for the same period in 2002. The increase in operating margin is directly attributable to a reduction in general and administrative expenses as a percent of revenue.

     We recorded net interest expense of $505,000 for the six months ended June 30, 2003, as compared with net interest expense of $195,000 for the same period in 2002. The increase in net interest expense is primarily due to the use of cash on hand and borrowings under our line of credit for acquisitions and to repurchase our common stock.

     Our effective income tax rates were 38.0% and 39.0% for the six months ended June 30, 2003 and 2002, respectively.

     Net income increased to $36.9 million for the six months ended June 30, 2003, as compared to $30.4 million for the same period in 2002.

     Diluted net income per common and common equivalent share was $1.49 on weighted average shares of 24.7 million for the six months ended June 30, 2003, as compared to $1.13 on the weighted average shares of 27.0 million for the same period in 2002. The net decrease in weighted average shares outstanding was due to the weighted average impact of approximately 3.1 million shares purchased under our repurchase program, offset in part by an increase in outstanding shares due to stock option exercises and shares issued under our employee stock purchase plans.

Liquidity and Capital Resources

     As of June 30, 2003, we had approximately $11.6 million of cash and cash equivalents on hand as compared to $73.2 million at December 31, 2002. For the six months ended June 30, 2003, the Company generated cash flow from operations of $33.5 million. Additionally, we had working capital of approximately $32.2 million at June 30, 2003, a decrease of $47.4 million from working capital of $79.6 million at December 31, 2002. The decrease in working capital is primarily due to the use of cash for acquisitions and the repurchase of common stock (as more fully discussed below) offset by cash generated by operations.

     In November 2002, our Board of Directors approved a common stock repurchase program (the “Repurchase Program”). Under our Repurchase Program, we were authorized to repurchase up to $50 million of our common stock in the open market, subject to market conditions and trading restrictions. During the three months ended March 31, 2003, we repurchased approximately 1.6 million shares at a cost of approximately $50 million under the Repurchase Program. In April 2003, our Board of Directors authorized an increase in the Repurchase Program for an additional $50 million. Under the additional authorization we repurchased approximately 730,000 shares of our common stock at a cost of approximately $24.8 million during the three months ended June 30, 2003. We completed this repurchase in July 2003 by repurchasing an additional 640,000 shares at a cost of approximately $25.2 million.

     The Company currently has a line of credit in the amount of $100 million which matures August 14, 2004 (the “Line of Credit”). At our option, the Line of Credit bears interest at either the prime rate or the Eurodollar rate plus an applicable margin rate ranging from 2% to 2.75%. The Line of Credit is collateralized by substantially all of our assets. We are subject to certain financial covenants and restrictions specified in our Line of Credit, including covenants that require us to maintain a minimum level of net worth and earnings and a restriction on the payment of dividends and certain other distributions, as specified therein. At June 30, 2003, we were in compliance with such financial covenants and restrictions. The outstanding balance under our Line of Credit at June 30, 2003 was $17.0 million. We had no outstanding balance under our Line of Credit at December 31, 2002.

     We maintain professional liability coverage that indemnifies us and our health care professionals on a claims-made basis for losses incurred related to medical malpractice litigation with a portion of self insurance retention. We record a liability for self-insured deductibles and an estimated liability for malpractice claims incurred but not reported based on an actuarial valuation. Effective May 1, 2003, we obtained professional liability coverage that expires April 30, 2004 with terms substantially similar to our previous policy. Such coverage includes an increase in premium costs as compared to our prior policies.

     Our annual capital expenditures have typically been for computer hardware and software, furniture, equipment and improvements at the corporate headquarters and our regional offices. During the six months ended June 30, 2003, capital expenditures amounted to approximately $2.3 million.

     We anticipate that funds generated from operations, together with cash on hand, and funds available under our Line of Credit, will be sufficient to meet our working capital requirements, finance our required capital expenditures and meet our contractual obligations for at least the next 12 months.

Caution Concerning Forward-Looking Statements

     Certain information included or incorporated by reference in this Quarterly Report may be deemed to be “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements (other than statements of historical facts) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward looking statements. Such statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements in this Quarterly Report are made as of the date hereof. We disclaim any duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements.

     Some of the factors that may cause actual results, developments and business decisions to differ materially from those projected or anticipated by such forward-looking statements, as more fully discussed under the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, include pending and future investigations by federal and state government authorities of our billing or other practices (including the previously disclosed investigation by a U.S. Attorney’s Office regarding our Medicaid billing practices nationwide and an investigation by the Federal Trade Commission); unfavorable regulatory or other changes or conditions in geographic areas where our operations are concentrated; determinations that we failed to comply with applicable health care laws and regulations; limitations, reductions or retroactive adjustments to reimbursement amounts or rates by government-sponsored health care programs; audits by third party payors with respect to our billings for services; failure of physicians affiliated with us to appropriately record and document the services that they provide; our failure to find suitable acquisition candidates or successfully integrate any future or recent acquisitions; our failure to successfully implement our strategy of diversifying our operations; impairment of long-lived assets, such as goodwill; federal and state health care reform, including changes in the interpretation of government-sponsored health care programs; our failure to successfully recruit additional and retain existing qualified physicians; pending and future malpractice and other lawsuits (including the previously disclosed shareholder class action lawsuits); our failure to manage growth effectively and to maintain effective and efficient information systems; our failure to collect reimbursements from third party payors in a timely manner; cancellation or non-renewal of our arrangements with hospitals, or renewal of such arrangements on less favorable terms; loss of our affiliated physicians’ privileges or ability to provide services in hospitals, or hospitals entering into arrangements with physicians not affiliated with us; and increased competition in the health care industry.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     Our Line of Credit and certain operating lease agreements are subject to market risk and interest rate changes. The total amount available under our Line of Credit is $100 million. At our option, the Line of Credit bears interest at either the prime rate or the Eurodollar rate plus an applicable margin rate ranging from 2% to 2.75%. The leases bear interest at LIBOR-based variable rates. The outstanding principal balance on the Line of Credit was $17.0 million at June 30, 2003. The outstanding balances related to the operating leases totaled approximately $15.9 million at June 30, 2003. Considering the total outstanding balances under these instruments at June 30, 2003 of approximately $32.9 million, a 1% change in interest rates would result in an impact to pre-tax earnings of approximately $329,000 per year.

Item 4. Disclosure Controls and Procedures.

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation, including any significant actions regarding any deficiencies.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     In June and July 2003, several purported federal securities law class actions were commenced against us, two of our principal officers and our Chairman of the Board in the United States District Court for the Southern District of Florida. The plaintiffs seek to represent all purchasers of our common stock beginning on various dates in 2002 and ending on June 23, 2003, the date prior to our announcement that we had been advised by a U.S. Attorney’s Office that it is conducting an investigation with respect to our Medicaid billing practices nationwide. The plaintiffs claim that we violated the antifraud provisions of the federal securities laws by issuing false and misleading statements concerning our billing practices and results of operations. They are seeking unspecified damages and other relief. We believe the claims are without merit and intend to defend the cases vigorously. If we are unsuccessful in defending the claims, damages awarded could exceed the limits of our insurance coverage and have a material adverse effect on our business, financial condition, results of operations or the trading price of our shares.

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

     In April 1999, we received requests from federal investigators for information related to our billing practices for services reimbursed by the TRICARE program for military dependents. In June 2003, we were advised by a U.S. Attorney’s Office that it is conducting a similar civil investigation with respect to our Medicaid billing practices nationwide. These investigations are active and ongoing. We believe that additional audits, inquiries and investigations from government agencies will continue to occur in the ordinary course of our business. We cannot predict whether any such pending or future audits, inquiries or investigations will have a material adverse effect on our business, financial condition, results of operations or the trading price of our shares.

     During the ordinary course of our business, we have become a party to pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice. Although these actions and proceedings are generally expected to be covered by insurance, there can be no assurance that our medical malpractice insurance coverage will be adequate to cover liabilities arising out of medical malpractice claims if the outcomes of such claims are unfavorable to us. We believe, based upon our review of these pending matters, that the expected resolutions of such legal actions and proceedings will not have a material adverse effect on our business, financial condition, results of operations or the trading price of our shares.

PEDIATRIX MEDICAL GROUP, INC.

PART II — OTHER INFORMATION — (Continued)

Item 4.            Submission of Matters to a Vote of Security-Holders.

At the Company’s Annual Meeting of Shareholders on June 4, 2003, the shareholders voted on and elected the following directors:

		Against		Broker
Name	For	or Withheld	Abstained	Non-Vote

Cesar L. Alvarez	17,396,984	7,194,343	0	0
Waldemar A. Carlo, M.D.	16,898,203	7,693,124	0	0
John K. Carlyle	17,510,462	7,080,865	0	0
Michael B. Fernandez	17,573,684	7,017,643	0	0
Roger K. Freeman, M.D.	18,295,625	6,295,702	0	0
Paul G. Gabos	18,297,504	6,293,823	0	0
Roger J. Medel, M.D.	18,297,825	6,293,502	0	0

PEDIATRIX MEDICAL GROUP, INC.

PART II — OTHER INFORMATION — (Continued)

Item 6. Exhibits and Reports on Form 8-K.

                 (a)  Exhibits.

See Exhibit Index.

                 (b)  Reports on Form 8-K.

Form 8-K, filed and dated May 6, 2003, reporting Item 9 (Regulation FD Disclosure of Results of Operations and Financial Condition) related to a press release reporting earnings for the first quarter ended March 31, 2003.

Form 8-K, filed and dated May 14, 2003, reporting Item 5 (Other Events) related to the acquisition of Neo Gen Screening, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEDIATRIX MEDICAL GROUP, INC

Date: August 11, 2003	By: /s/ Roger J. Medel, M.D.

Roger J. Medel, M.D., President and Chief
Executive Officer (principal executive officer)

Date: August 11, 2003	By: /s/ Karl B. Wagner

Karl B. Wagner, Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Pediatrix Medical Group, Inc., (incorporated by reference to Exhibit 3.1 to Pediatrix’s Registration Statement on Form S-1 (Registration No. 33-95086)).

3.2	Amendment and Restated Bylaws of Pediatrix Medical Group, Inc., (incorporated by reference to Exhibit 3.2 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 2000).

3.3	Articles of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Pediatrix’s current report on Form 8-K dated March 31, 1999).

4.1	Rights Agreement, dated as of March 31, 1999, between Pediatrix Medical Group, Inc., and BankBoston, N.A., as rights agent including the form of Articles of Designations of Series A Junior Participating Preferred Stock and the form of Rights Certificate (incorporated by reference to Exhibit 4.1 to Pediatrix’s current report on Form 8-K dated March 31, 1999).

10.1	Amendment No. 4 to Amended and Restated Credit Agreement, dated as of April 21, 2003, among Pediatrix Medical Group, Inc., certain professional contractors, Fleet National Bank, U.S. Bank National Association, and HSBC Bank USA (incorporated by reference to Exhibit 10.24 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

10.2+	Amendment No. 5 to Amended and Restated Credit Agreement, dated as of May 13, 2003, among Pediatrix Medical Group, Inc., certain professional contractors, Fleet National Bank, U.S. Bank National Association, and HSBC Bank USA.

10.3+	Separation and Severance Agreement dated as of May 30, 2003, by and between Brian T. Gillon and Pediatrix Medical Group, Inc.

10.4+	Consulting Services Agreement, dated as of May 30, 2003, by and between Pediatrix Medical Group, Inc. and Brian T. Gillon.

10.5+	Pediatrix Medical Group, Inc.’s Amended and Restated Stock Option Plan dated as of June 4, 2003.

31.1+	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.