Form 10-Q
period 2003-09-30
PEDIATRIX MEDICAL GROUP INC
filed 2003-11-06
CIK 893949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Shares of Common Stock outstanding as of November 3, 2003: 23,520,130

PEDIATRIX MEDICAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
PEDIATRIX MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2003	2002

	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$10,410	$73,195
Accounts receivable, net	89,869	75,356
Prepaid expenses	2,199	6,083
Deferred income taxes	15,024	5,515
Other assets	1,236	1,206

Total current assets	118,738	161,355
Property and equipment, net	26,823	16,820
Goodwill	516,144	463,032
Other assets, net	16,570	7,472

Total assets	$678,275	$648,679

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$14,500	$—
Accounts payable and accrued expenses	96,976	76,400
Current portion of long-term debt and capital lease obligations	595	504
Income taxes payable	6,052	4,896

Total current liabilities	118,123	81,800
Long-term debt and capital lease obligations	2,042	1,985
Deferred income taxes	16,482	13,290
Deferred compensation	5,118	3,606

Total liabilities	141,765	100,681

Commitments and contingencies
Shareholders’ equity:
Preferred stock; par value $.01 per share; 1,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share; 50,000 shares authorized; 28,067 and 27,005 shares issued, respectively	281	270
Additional paid-in capital	420,467	392,321
Treasury stock, at cost, 4,665 shares and 1,692 shares, respectively	(150,000)	(49,998)
Retained earnings	265,762	205,405

Total shareholders’ equity	536,510	547,998

Total liabilities and shareholders’ equity	$678,275	$648,679

The accompanying notes are an integral part of
these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in thousands, except for per share data)
Net patient service revenue	$145,514	$122,502	$405,415	$346,008

Operating expenses:
Practice salaries and benefits	80,196	68,232	230,460	195,950
Practice supplies and other operating expenses	4,778	3,997	13,561	11,440
General and administrative expenses	19,843	17,483	57,150	52,796
Depreciation and amortization	2,495	1,520	6,048	4,447

Total operating expenses	107,312	91,232	307,219	264,633

Income from operations	38,202	31,270	98,196	81,375
Investment income	76	221	296	595
Interest expense	(417)	(288)	(1,142)	(857)

Income before income taxes	37,861	31,203	97,350	81,113
Income tax provision	14,388	11,857	36,993	31,324

Net income	$23,473	$19,346	$60,357	$49,789

Per share data:
Net income per common and common equivalent share:
Basic	$1.01	$.75	$2.54	$1.93
Diluted	$.97	$.73	$2.46	$1.86

Weighted average shares used in computing net income per common and common equivalent share:
Basic	23,290	25,677	23,788	25,760

Diluted	24,196	26,363	24,521	26,794

The accompanying notes are an integral part of
these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

	(in thousands)
Cash flows from operating activities:
Net income	$60,357	$49,789
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	6,048	4,447
Deferred income taxes	(6,317)	5,157
Changes in assets and liabilities:
Accounts receivable	(13,024)	(11,793)
Prepaid expenses and other assets	4,177	718
Other assets	(495)	1,335
Accounts payable and accrued expenses	20,167	6,830
Income taxes	8,888	10,725

Net cash provided from operating activities	79,801	67,208

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(63,309)	(25,809)
Purchase of property and equipment	(13,743)	(5,187)

Net cash used in investing activities	(77,052)	(30,996)

Cash flows from financing activities:
Borrowings on line of credit, net	14,500	—
Payments on long-term debt and capital lease obligations	(459)	(599)
Proceeds from issuance of common stock	20,427	28,223
Purchase of treasury stock	(100,002)	(49,998)

Net cash used in financing activities	(65,534)	(22,374)

Net (decrease) increase in cash and cash equivalents	(62,785)	13,838
Cash and cash equivalents at beginning of period	73,195	27,557

Cash and cash equivalents at end of period	$10,410	$41,395

The accompanying notes are an integral part of
these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003
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

Stock Options

The Company accounts for stock-based compensation to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense for stock options issued to employees is reflected in the condensed consolidated statements of income because the market value of the Company’s stock on the day options are granted equals the exercise price specified in the options.

If compensation expense had been determined based on the fair value accounting provisions of Statement of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share would have been reduced to the pro forma amounts below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in thousands, except per share data)
Net income, as reported	$23,473	$19,346	$60,357	$49,789
Deduct: Total stock-based employee compensation expense determined under fair value accounting rules, net of related tax effect	(3,361)	(3,191)	(8,039)	(6,062)

Pro forma net income	$20,112	$16,155	$52,318	$43,727

Net income per share:
As reported:
Basic	$1.01	$.75	$2.54	$1.93
Diluted	$.97	$.73	$2.46	$1.86
Pro forma:
Basic	$.83	$.61	$2.16	$1.63
Diluted	$.80	$.60	$2.14	$1.60

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

2.	Summary of Significant Accounting Policies, Continued:

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted in the three months ended September 30, 2003 and 2002: dividend yield of 0% for all years and expected volatility of 62% and 60%, respectively. A 3.4% risk-free interest rate assumption is used for options with expected lives of five years (officers and physicians of the Company) granted in the three months ended September 30, 2002. No options with expected lives of five years were granted in the three months ended September 30, 2003. Risk-free interest rates of 1.9% and 2.4% were used for options with expected lives of three years (all other employees of the Company) granted in the three months ended September 30, 2003 and 2002, respectively. Weighted average assumptions used for options granted in the nine months ended September 30, 2003 and 2002 are: dividend yield of 0% for all years; expected volatility of 62% and 60%, respectively, and risk-free interest rates of 2.9% and 3.6%, respectively, for options with expected lives of five years (officers and physicians of the Company) and 2.1% and 3.7%, respectively, for options with expected lives of three years (all other employees of the Company).

Accounting Pronouncements

In November 2002, FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” was issued. This statement elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for interim and annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s financial position or results of operations for the three and nine months ended September 30, 2003.

In January 2003, FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51,” was issued. FIN 46 addresses consolidation by business enterprises of variable interest entities. The provisions of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. On October 9, 2003, FASB Staff Position No. 46-6 was issued which deferred the effective date of the provisions of FIN 46 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003 until the end of the first interim or annual period ending after December 15, 2003. The Company has a lease arrangement with an entity that may be considered a variable interest entity under FIN 46. The Company is currently evaluating whether this or any other entity will be subject to consolidation under the provisions of FIN 46.

3.	Business Acquisitions:

The Company completed the acquisition of an independent laboratory specializing in newborn metabolic screening and five physician group practices during the nine months ended September 30, 2003. Total consideration for the acquisitions, net of cash acquired, was approximately $63.0 million in cash. In connection with the acquisitions, the Company recorded goodwill of approximately $53.1 million, other assets of approximately $10.8 million and liabilities of approximately $927,000. The results of operations of the acquired practices have been included in the Company’s consolidated financial statements from the respective dates of acquisition.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

3.	Business Acquisitions, Continued:

The following unaudited pro forma information combines the consolidated results of operations of the Company and the Company’s 2002 and 2003 acquisitions, as if the transactions had occurred on January 1, 2002:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in thousands, except for per share data)		(in thousands, except for per share data)
Net patient service revenue	$146,223	$128,164	$414,810	$366,399
Net income	23,493	19,882	61,350	51,380
Net income per share:
Basic	1.01	0.77	2.58	1.99
Diluted	0.97	0.75	2.50	1.92

4.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2003	2002

	(in thousands)
Accounts payable	$11,230	$10,131
Accrued salaries and bonuses	40,888	35,377
Accrued payroll taxes and benefits	12,564	10,364
Accrued professional liability coverage	20,653	14,607
Other accrued expenses	11,641	5,921

	$96,976	$76,400

5.	Line of Credit:

The Company currently has a line of credit in the amount of $100 million (the “Line of Credit”) which bears interest at either the prime rate or the Eurodollar rate plus an applicable margin rate ranging from 2% to 2.75% at the Company’s option. The Line of Credit is collateralized by substantially all of the Company’s assets. The Company is subject to certain financial covenants and restrictions specified in its Line of Credit, including covenants that require the Company to maintain a minimum level of net worth and earnings and a restriction on the payment of dividends and certain other distributions, as specified therein. At September 30, 2003, to its knowledge, the Company was in compliance with such financial covenants and restrictions. The outstanding balance under the Line of Credit at September 30, 2003 was $14.5 million. We had no balance outstanding under our Line of Credit at December 31, 2002. The Line of Credit matures on August 14, 2004, and accordingly, has been classified as a current liability. The Company is currently evaluating a proposal from one of its lenders with respect to a new revolving credit facility. However, there can be no assurance that we will be able to obtain a new credit facility in the amount and on terms substantially similar to the Line of Credit.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

6.	Shareholder’s Equity:

The Company’s changes in shareholders’ equity for the nine months ended September 30, 2003 are as follows (in thousands):

	Common Stock
			Additional			Total
	Number of		Paid in	Treasury	Retained	Shareholders'
	Shares	Amount	Capital	Stock	Earnings	Equity

Balance at December 31, 2002	27,005	$270	$392,321	$(49,998)	$205,405	$547,998
Net income	—	—	—	—	60,357	60,357
Common stock issued under employee stock option and stock purchase plans	1,062	11	20,416	—	—	20,427
Treasury stock	—	—	—	(100,002)	—	(100,002)
Tax benefit related to employee stock options and stock purchase plans	—	—	7,730	—	—	7,730

Balance at September 30, 2003	28,067	$281	$420,467	$(150,000)	$265,762	$536,510

7.	Net Income Per Share:

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

The calculation of basic and diluted net income per share for the three and nine months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in thousands, except for per share data)
Basic:
Net income applicable to common stock	$23,473	$19,346	$60,357	$49,789

Weighted average number of common shares outstanding	23,290	25,677	23,788	25,760

Basic net income per share	$1.01	$.75	$2.54	$1.93

Diluted:
Net income	$23,473	$19,346	$60,357	$49,789
Interest expense on convertible subordinated debt, net of tax	7	7	20	23

Net income applicable to common stock	$23,480	$19,353	$60,377	$49,812

Weighted average number of common shares outstanding	23,290	25,677	23,788	25,760
Weighted average number of dilutive common stock equivalents	876	655	703	1,002
Dilutive effect of convertible subordinated debt	30	31	30	32

Weighted average number of common and common equivalent shares outstanding	24,196	26,363	24,521	26,794

Diluted net income per share	$.97	$.73	$2.46	$1.86

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

8.	Common Stock Repurchase Program:

Since July 2002, the Company bought approximately 4.7 millions shares of its common stock at a cost of approximately $150 million under repurchase programs approved by its Board of Directors. During 2002, the Company completed its first repurchase program buying approximately 1.7 million shares of its common stock at a cost of approximately $50 million. During 2003, the Company completed two additional $50 million repurchase programs buying approximately 3.0 million shares of its common stock at a cost of approximately $100 million. All repurchases were made in the open market, subject to market conditions and trading restrictions.

9.	Contingencies:

On October 30, 2003, the Company announced that five purported federal securities law class action cases commenced in June and July 2003 against the Company, two of the Company’s principal officers and the Company’s Chairman of the Board in the United States District Court for the Southern District of Florida, were voluntarily dismissed without predjudice.

On June 6, 2002, the Company received a written request from the Federal Trade Commission (“FTC”) to submit information on a voluntary basis in connection with an investigation of issues of competition related to the 2001 acquisition of Magella Healthcare Corporation and its business practices generally. On February 5, 2003, the Company received additional information requests from the FTC in the form of a Subpoena and Civil Investigative Demand. Pursuant to these requests, the FTC has requested and the Company has produced documents and information relating to the acquisition and the Company’s business practices in certain markets. The investigation is active and ongoing. The Company has continued to cooperate fully with the FTC by providing additional information and testimony on issues related to the investigation. At this time, the Company is unable to predict the outcome of this investigation and whether it will have a material adverse effect on the Company’s business, financial condition, results of operations or the trading price of the Company’s shares.

In April 1999, the Company received requests from federal investigators for information related to its billing practices for services reimbursed by the TRICARE program for military dependents. In June 2003, the Company was advised by a U.S. Attorney’s Office that it is conducting a similar civil investigation with respect to the Company’s Medicaid billing practices nationwide. These investigations are now being coordinated together and are active and ongoing. The Company is cooperating fully with federal investigators and state Medicaid representatives in these matters. The Company believes that additional audits, inquiries and investigations from government agencies will continue to occur in the ordinary course of its business. The Company cannot predict whether any such pending or future audits, inquiries or investigations will have a material adverse effect on the Company’s business, financial condition, results of operations or the trading price of the Company’s shares.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion highlights the principal factors affecting our financial condition and results of operations, as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of September 30, 2003, and for the three and nine months ended September 30, 2003 and 2002, and the notes thereto, presented in this Quarterly Report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations (including the discussion of our critical accounting policies) and our consolidated financial statements and the notes thereto contained in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year. As used herein, “us”, “we” and “our” refer to Pediatrix Medical Group, Inc. and its subsidiaries and the professional associations, corporations and partnerships (the “PA Contractors”) with which Pediatrix Medical Group, Inc. or one of its subsidiaries has specific management arrangements.

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

     During the nine months ended September 30, 2003, we completed the acquisition of a metabolic screening laboratory and five physician practice groups. Our results of operations for the three and nine month periods ended September 30, 2003 and 2002 include the results of operations for the metabolic screening laboratory and the physician practice groups from the respective dates of acquisition, and therefore are not comparable and are not indicative of the results which would have occurred had the acquisitions been completed at the beginning of the periods presented.

Results of Operations

     Three Months Ended September 30, 2003 as Compared to Three Months Ended September 30, 2002

     Our net patient service revenue increased $23.0 million, or 18.8%, to $145.5 million for the three months ended September 30, 2003, as compared to $122.5 million for the same period in 2002. Of this $23.0 million increase, $7.9 million, or 34.3%, was primarily attributable to revenue generated from physician practice groups and a metabolic screening laboratory which were acquired in 2003. Same unit patient service revenue increased $15.1 million, or 12.5%, for the three months ended September 30, 2003. The increase in same unit net patient service revenue was primarily the result of: (i) increased reimbursement for our services due to the changes in billing codes introduced by the American Medical Association in early 2003; (ii) an increase in neonatal intensive care patient days of 3.6%; (iii) modest price increases implemented on January 1, 2003; (iv) increased revenue from volume growth in perinatal services and other services including hearing screens and newborn nursery services provided at existing practices; and (v) improved managed care contracting. Same units are those units at which we provided services for the entire current period and the entire comparable prior period.

     Practice salaries and benefits increased $12.0 million, or 17.5%, to $80.2 million for the three months ended September 30, 2003, as compared to $68.2 million for the same period in 2002. The increase was attributable to: (i) an increase in incentive compensation as a result of same unit growth and operational improvements at the physician practice level; (ii) costs associated with new physicians and other staff to support acquisition-related growth and volume growth at existing units; and (iii) an increase in professional liability and group health insurance costs.

     Practice supplies and other operating expenses increased $781,000, or 19.5%, to $4.8 million for the three months ended September 30, 2003, as compared to $4.0 million for the same period in 2002. The increase was primarily attributable to supply and other operating costs related to our recent acquisition of a metabolic screening laboratory.

     General and administrative expenses include all salaries, benefits, supplies and other operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collection functions. General and administrative expenses increased $2.3 million, or 13.5%, to $19.8 million for the three months ended September 30, 2003, as compared to $17.5 million for the same period in 2002. This $2.3 million increase was attributable to: (i) salaries and benefits as a result of the continued growth of the Company; (ii) increased legal costs primarily related to the ongoing investigation by the Federal Trade Commission (see Note 9 of Notes to Condensed Consolidated Financial Statements); and (iii) increased group health and other insurance costs.

     Depreciation and amortization expense increased by $975,000, or 64.1%, to $2.5 million for the three months ended September 30, 2003, as compared to $1.5 million for the same period in 2002. This $975,000 increase is attributable to: (i) amortization of identifiable intangible assets related to our acquisitions, and (ii) the purchase of computer hardware and software, furniture, equipment and improvements at our corporate headquarters and regional offices.

     Income from operations increased $6.9 million, or 22.2%, to $38.2 million for the three months ended September 30, 2003, as compared to $31.3 million for the same period in 2002. Our operating margin increased 0.8 percentage points to 26.3% for the three months ended September 30, 2003, as compared to 25.5% for the same period in 2002. The increase in operating margin is primarily attributable to a reduction in general and administrative expenses as a percent of revenue.

     We recorded net interest expense (investment income less interest expense) of $341,000 for the three months ended September 30, 2003, as compared to net interest expense of $67,000 for the same period in 2002. The increase in net interest expense is primarily due to the use of cash on hand and borrowings under our line of credit to fund acquisitions and repurchase shares of our common stock.

     Our effective income tax rate was 38.0% for the three months ended September 30, 2003 and 2002.

     Net income increased to $23.5 million for the three months ended September 30, 2003, as compared to $19.3 million for the same period in 2002.

     Diluted net income per common and common equivalent share was $0.97 on weighted average shares of 24.2 million for the three months ended September 30, 2003, as compared to $0.73 on weighted average shares of 26.4 million for the same period in 2002. The net decrease in weighted average shares outstanding was due to the weighted average impact of approximately 4.7 million shares purchased under our repurchase program, offset in part by an increase in outstanding shares due to stock option exercises and shares issued under our employee stock purchase plans.

     Nine Months Ended September 30, 2003 as Compared to Nine Months Ended September 30, 2002

     Our net patient service revenue increased $59.4 million, or 17.2%, to $405.4 million for the nine months ended September 30, 2003, as compared to $346.0 million for the same period in 2002. Of this $59.4 million increase, $18.2 million, or 30.6%, was primarily attributable to revenue generated from physician practice groups and a metabolic screening laboratory which were acquired in 2003. Same unit patient service revenue increased $41.2 million, or 12.3%, for the nine months ended September 30, 2003. The increase in same unit net patient service revenue was primarily the result of: (i) increased reimbursement for our services due to the changes in billing codes introduced by the American Medical Association in early 2003; (ii) an increase in neonatal intensive care patient days of 5.2%; (iii) modest price increases implemented on January 1, 2003, (iv) increased revenue from volume growth in perinatal services and other services including hearing screens and newborn nursery services provided at existing practices; and (v) improved managed care contracting. Same units are those units at which we provided services for the entire current period and the entire comparable prior period.

     Practice salaries and benefits increased $34.5 million, or 17.6%, to $230.5 million for the nine months ended September 30, 2003, as compared to $196.0 million for the same period in 2002. The increase was attributable to: (i) costs associated with new physicians and other staff to support acquisition-related growth and volume growth at existing units; (ii) an increase in incentive compensation as a result of same unit growth and operational improvements at the physician practice level; and (iii) an increase in professional liability and group health insurance costs.

     Practice supplies and other operating expenses increased $2.2 million, or 18.5%, to $13.6 million for the nine months ended September 30, 2003, as compared with $11.4 million for the same period in 2002. The increase was attributable to supply and other operating costs related to new units at which we provide services as a result of acquisitions and our recent acquisition of a metabolic screening laboratory.

     General and administrative expenses include all salaries, benefits, supplies and other operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collection functions. General and administrative expenses increased $4.4 million, or 8.2%, to $57.2 million for the nine months ended September 30, 2003, as compared to $52.8 million for the same period in 2002. This $4.4 million increase was primarily due to salaries and benefits as a result of the continued growth of the Company and increased group health and other insurance costs. General and administrative expenses for the nine months ended September 30, 2002 include settlement costs of $1.3 million related to a Colorado Medicaid investigation.

     Depreciation and amortization expense increased by $1.6 million, or 36.0%, to $6.0 million for the nine months ended September 30, 2003, as compared to $4.4 million for the same period in 2002. This $1.6 million increase is attributable to: (i) amortization of identifiable intangible assets related to our acquisitions, and (ii) the purchase of computer hardware and software, furniture, equipment and improvements at our corporate headquarters and regional offices.

     Income from operations increased $16.8 million, or 20.7%, to $98.2 million for the nine months ended September 30, 2003, as compared with $81.4 million for the same period in 2002. Our operating margin increased 0.7 percentage points to 24.2% for the nine months ended September 30, 2003, as compared to 23.5% for the same period in 2002. The increase in operating margin is directly attributable to a reduction in general and administrative expenses as a percent of revenue.

     We recorded net interest expense (investment income less interest expense) of $846,000 for the nine months ended September 30, 2003, as compared with net interest expense of $262,000 for the same period in 2002. The increase in net interest expense is primarily due to the use of cash on hand and borrowings under our line of credit to fund acquisitions and repurchase shares of our common stock.

     Our effective income tax rates were 38.0% and 38.6% for the nine months ended September 30, 2003 and 2002, respectively.

     Net income increased to $60.4 million for the nine months ended September 30, 2003, as compared to $49.8 million for the same period in 2002.

     Diluted net income per common and common equivalent share was $2.46 on weighted average shares of 24.5 million for the nine months ended September 30, 2003, as compared to $1.86 on weighted average shares of 26.8 million for the same period in 2002. The net decrease in weighted average shares outstanding was due to the weighted average impact of approximately 4.7 million shares purchased under our repurchase program, offset in part by an increase in outstanding shares due to stock option exercises and shares issued under our employee stock purchase plans.

Liquidity and Capital Resources

     As of September 30, 2003, we had approximately $10.4 million of cash and cash equivalents on hand as compared to $73.2 million at December 31, 2002. For the nine months ended September 30, 2003, the Company generated cash flow from operations of $79.8 million. Additionally, we had working capital (current assets less current liabilities) of approximately $615,000 at September 30, 2003, a decrease of $78.9 million from working capital of $79.6 million at December 31, 2002. The decrease in working capital is primarily due to the use of cash on hand and our line of credit to repurchase shares of our common stock (as more fully discussed below) and fund the acquisition of physician group practices and a metabolic screening laboratory.

     Since July 2002, we bought approximately 4.7 million shares of our common stock at a cost of approximately $150 million under repurchase programs approved by our Board of Directors. During 2002, we completed our first repurchase program buying approximately 1.7 million shares of our common stock at a cost of approximately $50 million. During 2003, we completed two additional $50 million repurchase programs buying approximately 3.0 million shares of our common stock at a cost of approximately $100 million. All repurchases were made in the open market, subject to market conditions and trading restrictions.

     The Company currently has a revolving line of credit in the amount of $100 million that matures August 14, 2004 (the “Line of Credit”). At our option, the Line of Credit bears interest at either the prime rate or the Eurodollar rate plus an applicable margin rate ranging from 2% to 2.75%. The Line of Credit is collateralized by substantially all of our assets. We are subject to certain financial covenants and restrictions specified in our Line of Credit, including covenants that require us to maintain a minimum level of net worth and earnings and a restriction on the payment of dividends and certain other distributions, as specified therein. At September 30, 2003, to our knowledge, we were in compliance with such financial covenants and restrictions. The outstanding balance under our Line of Credit at September 30, 2003 was $14.5 million. As of November 3, 2003, we had no balance outstanding under our Line of Credit. We also had no balance outstanding under our Line of Credit at December 31, 2002.

     We are currently evaluating a proposal from one of our lenders with respect to a new revolving credit facility. However, there can be no assurance that we will be able to obtain a new credit facility in the amount and on terms substantially similar to the Line of Credit.

     In September 2003, we purchased our corporate office building for approximately $10.1 million in cash pursuant to a lease purchase option. The building was previously leased under an operating lease agreement with a LIBOR-based variable interest rate. Our other capital expenditures have typically been for computer hardware and software, furniture, equipment and improvements at our corporate headquarters and regional offices. During the nine months ended September 30, 2003, capital expenditures amounted to approximately $13.7 million.

     We anticipate that funds generated from operations, together with cash on hand, and funds available under our Line of Credit, will be sufficient to meet our working capital requirements, finance our required capital expenditures and meet our contractual obligations for at least the next 12 months.

Caution Concerning Forward-Looking Statements

     Certain information included or incorporated by reference in this Quarterly Report may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements (other than statements of historical facts) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward looking statements. Such statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements in this Quarterly Report are made as of the date hereof. We disclaim any duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements.

     Some of the factors that may cause actual results, developments and business decisions to differ materially from those projected or anticipated by such forward-looking statements, as more fully discussed under the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, include pending and future investigations by federal and state government authorities of our billing or other practices (including the previously disclosed investigations regarding our Medicaid billing practices nationwide and an investigation by the Federal Trade Commission); unfavorable regulatory or other changes or conditions in geographic areas where our operations are concentrated; determinations that we failed to comply with applicable health care laws and regulations; limitations, reductions or retroactive adjustments to reimbursement amounts or rates by government-sponsored health care programs; audits by third party payors with respect to our billings for services; failure of physicians affiliated with us to appropriately record and document the services that they provide; our failure to find suitable acquisition candidates or successfully integrate any future or recent acquisitions; our failure to successfully implement our strategy of diversifying our operations; impairment of long-lived assets, such as goodwill; federal and state health care reform, including changes in the interpretation of government-sponsored health care programs; our failure to successfully recruit additional and retain existing qualified physicians; pending and future malpractice and other lawsuits (including the previously disclosed shareholder class action lawsuits); our failure to manage growth effectively and to maintain effective and efficient information systems; our failure to collect reimbursements from third party payors in a timely manner; cancellation or non-renewal of our arrangements with hospitals, or renewal of such arrangements on less favorable terms; loss of our affiliated physicians’ privileges or ability to provide services in hospitals, or hospitals entering into arrangements with physicians not affiliated with us; and increased competition in the health care industry.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     Our Line of Credit and an aircraft operating lease agreement are subject to market risk and interest rate changes. The total amount available under our Line of Credit is $100 million. At our option, the Line of Credit bears interest at either the prime rate or the Eurodollar rate plus an applicable margin rate ranging from 2% to 2.75%. The lease bears interest at a LIBOR-based variable rate. The outstanding principal balance on the Line of Credit was $14.5 million at September 30, 2003. The outstanding balance related to the aircraft operating lease totaled approximately $5.7 million at September 30, 2003. Considering the total outstanding balances under these instruments at September 30, 2003 of approximately $20.2 million, a 1% change in interest rates would result in an impact to pre-tax earnings of approximately $202,000 per year.

Item 4. Disclosure Controls and Procedures.

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2003. There have been no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On October 30, 2003, we announced that five purported federal securities law class action cases commenced in June and July 2003 against us, two of our principal officers and the Chairman of the Board in the United States District Court for the Southern District of Florida, were voluntarily dismissed without predjudice.

On June 6, 2002, we received a written request from the Federal Trade Commission (“FTC”) to submit information on a voluntary basis in connection with an investigation of issues of competition related to the 2001 acquisition of Magella Healthcare Corporation and our business practices generally. On February 5, 2003, we received additional information requests from the FTC in the form of a Subpoena and Civil Investigative Demand. Pursuant to these requests, the FTC has requested and we have produced documents and information relating to the acquisition and our business practices in certain markets. The investigation is active and ongoing. We have continued to cooperate fully with the FTC by providing additional information and testimony on issues related to the investigation. At this time, we are unable to predict the outcome of this investigation and whether it will have a material adverse effect on our business, financial condition, results of operations or the trading price of our shares.

In April 1999, we received requests from federal investigators for information related to our billing practices for services reimbursed by the TRICARE program for military dependents. In June 2003, we were advised by a U.S. Attorney’s Office that it is conducting a similar civil investigation with respect to our Medicaid billing practices nationwide. These investigations are now being coordinated together and are active and ongoing. We are cooperating fully with federal investigators and state Medicaid representatives in these matters. We believe that additional audits, inquiries and investigations from government agencies will continue to occur in the ordinary course of our business. We cannot predict whether any such pending or future audits, inquiries or investigations will have a material adverse effect on our business, financial condition, results of operations or the trading price of our shares.

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

PEDIATRIX MEDICAL GROUP, INC.
PART II — OTHER INFORMATION — (Continued)

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

See Exhibit Index.

(b)	Reports on Form 8-K

Form 8-K, filed July 22, 2003 and dated June 24, 2003, reporting Item 5 (Other Events) related to a U.S. Attorney’s Office civil investigation of the Company’s Medicaid billing practices nationwide and the Company’s intent to vigorously defend shareholder lawsuits.

Form 8-K, filed and dated August 6, 2003, reporting Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 9 (Regulation FD Disclosure of Results of Operations and Financial Condition) related to a press release reporting results of operations for the fiscal quarter ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEDIATRIX MEDICAL GROUP, INC

Date: November 5, 2003	By: /s/ Roger J. Medel, M.D.

Roger J. Medel, M.D., President and Chief Executive Officer (principal executive officer)

Date: November 5, 2003	By: /s/ Karl B. Wagner

Karl B. Wagner, Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Pediatrix Medical Group, Inc., (incorporated by reference to Exhibit 3.1 to Pediatrix’s Registration Statement on Form S-1 (Registration No. 33-95086)).

3.2	Amendment and Restated Bylaws of Pediatrix Medical Group, Inc., (incorporated by reference to Exhibit 3.2 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 2000).

3.3	Articles of Designation of Series A Junior Participating Preferred Stock of Pediatrix Medical Group, Inc. (incorporated by reference to Exhibit 3.1 to Pediatrix’s current report on Form 8-K dated March 31, 1999).

4.1	Rights Agreement, dated as of March 31, 1999, between Pediatrix Medical Group, Inc., and BankBoston, N.A., as rights agent including the form of Articles of Designations of Series A Junior Participating Preferred Stock and the form of Rights Certificate (incorporated by reference to Exhibit 4.1 to Pediatrix’s current report on Form 8-K dated March 31, 1999).

10.1+	Amendment No. 6 to Amended and Restated Credit Agreement, dated as of September 23, 2003, among Pediatrix Medical Group, Inc., certain professional contractors, Fleet National Bank, U.S. Bank National Association, and HSBC Bank USA.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.