Form 10-K
period 2003-12-31
PEDIATRIX MEDICAL GROUP INC
filed 2004-03-12
CIK 893949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 0-26762

PEDIATRIX MEDICAL GROUP, INC.

(Exact name of registrant as specified in its charter)

FLORIDA (State or other jurisdiction of incorporation or organization)	65-0271219 (I.R.S. Employer Identification No.)

1301 Concord Terrace, Sunrise, Florida (Address of principal executive offices)	33323 (Zip Code)

(954) 384-0175
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: Preferred Share Purchase Rights

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2). Yes [x] No [  ]

          The aggregate market value of shares of Common Stock of the registrant held by non-affiliates of the registrant on June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $601,832,000 based on a $35.65 closing price per share as reported on the New York Stock Exchange composite transactions list on such date.

          The number of shares of Common Stock of the registrant outstanding on March 8, 2004, was 24,357,595.

DOCUMENTS INCORPORATED BY REFERENCE:

          The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, with respect to the 2004 annual meeting of shareholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, each document incorporated by reference herein is deemed not to be filed as a part hereof.

PEDIATRIX MEDICAL GROUP, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2003

FORWARD-LOOKING STATEMENTS

          Certain information included or incorporated by reference in this Annual Report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements (other than statements of historical facts) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward looking statements. These statements are often characterized by terminology such as “believe”, “hope”, “may”, “anticipate”, “should”, “intend”, “plan”, “will”, “expect”, “estimate”, “project”, “positioned”, “strategy” and similar expressions, and are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements in this Annual Report are made as of the date hereof, and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in this Annual Report, including the risks set forth under “Risk Factors” in Item 1.

PART I

          As used in this Annual Report, unless the context otherwise requires, the terms “Pediatrix”, the “Company”, “we”, “us” and “our” refer to Pediatrix Medical Group, Inc., a Florida corporation, and its consolidated subsidiaries (collectively, “PMG”), together with PMG’s affiliated professional associations, corporations and partnerships (“affiliated professional contractors”). PMG has contracts with its affiliated professional contractors, which are separate legal entities that provide physician services in certain states and Puerto Rico.

ITEM 1. BUSINESS

OVERVIEW

          Pediatrix is the nation’s largest health care services company focused on physician services for newborn, maternal-fetal and other pediatric subspecialty care. Our national network is comprised of approximately 690 affiliated physicians, including 540 neonatal physician specialists who provide clinical care in 30 states and Puerto Rico, primarily within hospital-based neonatal intensive care units (called “NICUs”) to babies born prematurely or with medical complications. Our affiliated neonatal physician specialists staff and manage clinical activities at more than 200 hospitals, and our 81 affiliated maternal-fetal medicine subspecialists provide care to expectant mothers experiencing complicated pregnancies in many areas where our affiliated neonatal physicians practice. Our network includes other pediatric subspecialists, including 33 pediatric intensivists, 20 pediatric cardiologists and 16 pediatric hospitalists. In addition, we believe that Pediatrix is the nation’s largest provider of hearing screens to newborns and the largest private provider of metabolic screening services to newborns.

          Pediatrix Medical Group, Inc. was incorporated in Florida in 1979. Our principal executive offices are located at 1301 Concord Terrace, Sunrise, Florida 33323, and our telephone number is (954) 384-0175.

Our Operations

          Physician Services. Our principal mission is the provision of comprehensive clinical care to babies born prematurely or with medical complications and to expectant mothers experiencing complicated pregnancies.

•	Neonatal Care. We provide clinical care to babies born prematurely or with complications within specific units at hospitals, primarily NICUs, through a team of experienced neonatal physician specialists (called “neonatologists”), neonatal nurse practitioners and other pediatric clinicians. Neonatologists are board-certified or board eligible pediatricians who have extensive education and training for the care of babies born prematurely or with complications that require more complex medical treatment. Neonatal nurse practitioners are registered nurses who have advanced training and education in managing health care needs of newborns, infants and their families.

•	Maternal-Fetal Care. Our operations also include outpatient and inpatient clinical care to expectant mothers experiencing complicated pregnancies and their unborn babies through our affiliated maternal-fetal medicine subspecialists and other clinicians, such as maternal-fetal nurses, certified mid-wives, ultrasonographers and genetic counselors. Maternal-fetal medicine subspecialists are board-certified obstetricians who have extensive education and training for the treatment of high-risk expectant mothers and their fetuses. Our affiliated maternal-fetal medicine subspecialists practice with our affiliated neonatologists in 12 metropolitan areas to provide integrated care for women with complicated pregnancies and whose babies are often admitted to a NICU upon delivery.

•	Other Pediatric Subspecialty Care. Our network also includes other pediatric subspecialists, such as pediatric intensivists, which are hospital-based physicians who have additional education and training in caring for critically-ill or injured children and adolescents, pediatric cardiologists, which are pediatricians who have additional education and training in congenital and acquired heart disorders, and pediatric hospitalists, which are hospital-based pediatricians who specialize in inpatient care and management of acutely-ill children. Our affiliated physicians also provide clinical services in other areas of hospitals, particularly in the labor and delivery area, nursery and pediatric department, where immediate accessibility to specialized care may be critical.

          Newborn Screening Services. In May 2003, we acquired the nation’s largest private laboratory providing newborn metabolic screening. We have since combined this metabolic screening business with our existing hearing screen program. Our newborn screening program identifies more than 50 metabolic disorders and genetic and biochemical conditions, and potential hearing loss for early treatment or management. All states require screening for a select number of metabolic conditions before newborns are discharged from the hospital. In addition, 39 states require that newborns be screened for potential hearing loss before being discharged from the hospital and five other states require that parents be offered the opportunity to submit their newborns to hearing screens.

          Clinical Research and Education. As part of our ongoing commitment to improving patient care through evidence-based medicine, we conduct clinical research, monitor clinical outcomes and implement clinical quality initiatives with a view to improving patient outcomes, shortening the length of hospital stays and reducing long-term health system costs. We have managed two clinical trials to completion and currently have another clinical trial in process. We also make extensive physician continuing medical education resources available to our physicians to give them access to the most current treatment methodologies and best demonstrated processes. We believe that referring physicians, hospitals, third-party payors and patients all benefit from our clinical research, education and quality initiatives.

Demand for our Physician Services

          Hospital-Based Care. Hospitals generally must provide cost-effective, quality care in order to enhance their reputations within their communities and desirability to patients, referring physicians and third-party payors. In an effort to improve outcomes and manage costs, hospitals typically employ or contract with physician subspecialists to provide specialized care in many hospital-based units, including NICUs. Hospitals traditionally staffed these units through affiliations with small, local physician groups or independent practitioners. However, management of these units in recent years has presented significant operational challenges, including variable admissions rates, increased operating costs, complex reimbursement systems and other administrative burdens. As a result, hospitals have contracted with physician organizations that have the clinical quality initiatives, information and reimbursement systems and management expertise required to effectively and efficiently operate these units in the current health care environment. Demand for hospital-based physician services, including neonatology, is determined by a national market in which qualified physicians with advanced training compete for hospital contracts.

          Neonatal Medicine. Of the approximately four million births in the United States annually, we estimate that approximately 10 percent require NICU admissions. Babies admitted to NICUs typically have an illness or condition that requires the care of a neonatalogist. Babies that are born prematurely and have a low birthweight often require neonatal intensive care services because of increased risk for medical complications. We believe obstetricians generally prefer to perform deliveries at hospitals that provide a full complement of labor and delivery services, which includes a NICU staffed by board-certified or board-eligible neonatologists. Because obstetrics is a significant source of hospital admissions, hospital administrators have responded to these demands by establishing NICUs and contracting with independent neonatology group practices to staff and manage these units. As a result, NICUs within the United States tend to be concentrated in hospitals with a higher volume of births. There are approximately 3,900 board-certified neonatologists in the United States who practice at approximately 1,500 hospital-based NICUs.

          Maternal-Fetal Medicine. Since many of the cases involving maternal-fetal medicine subspecialists result in admissions to a NICU, we believe that early involvement by neonatologists helps to improve outcomes for both mothers and babies. We also believe that improved maternal-fetal care has a positive impact on neonatal outcomes. Although research is being conducted by numerous institutions to identify potential causes of premature birth and medical complications that often require NICU admissions, some common contributing factors include the presence of hypertension or diabetes in the mother, lack of prenatal care, complications during pregnancy, drug and alcohol abuse and smoking or poor nutritional habits during pregnancy. Data on neonatal outcomes demonstrates that, in general, the likelihood of mortality or an adverse condition or outcome (referred to as “morbidity”) is reduced the longer a baby remains in the womb. As a result, our maternal-fetal medicine subspecialists focus on extending the pregnancy to improve the viability of the fetus.

          Other Pediatric Subspecialty Medicine. Other areas of pediatric subspecialty medicine are closely associated with our operations in maternal-fetal-newborn medicine. For example, pediatric intensivists care for critically-ill or injured children and adolescents in pediatric intensive care units (called “PICUs”). We believe there are approximately 1,100 board-certified pediatric intensivists in the United States who practice at approximately 400 hospital-based PICUs. Pediatric cardiology is another important subspecialty within pediatric medicine and is linked closely with maternal-fetal and neonatal intensive care. There are approximately 1,700 board-certified pediatric cardiologists in the United States and we believe that approximately one percent of all babies born in the United States each year are born with congenital cardiovascular malformations. Advances in diagnostic procedures have made it possible to identify cardiovascular malformations relatively early in a pregnancy, and pediatric cardiologists routinely work closely with maternal-fetal medicine subspecialists and neonatologists to improve patient outcomes.

          Practice Administration. Administrative demands and cost containment pressures from a number of sources, principally commercial and government payors, make it increasingly difficult for doctors and hospitals to effectively manage patient care, remain current on the latest procedures and efficiently administer non-clinical activities. As a result, we believe that physicians and hospitals remain receptive to being affiliated with larger organizations that reduce administrative burdens, achieve economies of scale and provide value-added clinical research, education and quality initiatives. By relieving many of the burdens associated with the management of a subspecialty group practice, we believe that our practice administration services permit our affiliated physicians to focus on providing quality patient care and thereby contribute to improving patient outcomes, shortening the length of hospital stays and reducing long-term health system costs. In addition, our national network of affiliated physician practices, although modeled around a traditional group practice structure, is managed by a non-clinical professional management team with proven abilities to achieve significant operating efficiencies in providing administrative support systems, interacting with physicians, hospitals and third-party payors, managing information systems and technologies, and complying with laws and regulations.

Our Business Strategy

          Our business objective is to enhance our position as a premier health services organization that is built around physician services for newborn and maternal-fetal care. The key elements of our strategy to achieve our objectives are:

•	Focus on neonatal, maternal-fetal and other pediatric subspecialty care. Through our focus on neonatology, we have developed significant administrative expertise relating to neonatal physician services. We have also facilitated the development of a clinical approach to the practice of medicine among our affiliated physicians that includes research, education and quality initiatives intended to advance the science of neonatology and improve the quality of care provided to acutely-ill newborns and contribute to shortening the length of their hospital stay and reducing long-term health system costs. We are committed to developing similar expertise in maternal-fetal medicine and other pediatric subspecialties.

•	Promote same unit growth. We seek opportunities for increasing revenues in our hospital-based operations. For example, our affiliated hospital-based physicians are well situated to, and, in some cases, provide physician services in other departments, such as newborn nurseries, or in situations where immediate accessibility to specialized obstetric and pediatric care may be critical. In addition, we market our capabilities to obstetricians and family physicians to attract referrals to our hospital-based units. We also market the services of our affiliated physicians to other hospitals to attract transport admissions.

•	Acquire physician practice groups and expand into additional healthcare services. We continue to seek to expand our operations by acquiring established neonatal and maternal-fetal medicine practice groups and other complementary pediatric subspecialty physician groups, such as pediatric intensivists, pediatric cardiologists and pediatric hospitalists. During 2003, we added seven physician groups to our national network through acquisitions, consisting of four neonatal groups, two pediatric cardiology practices and one pediatric intensive care practice. We also added four NICU practices through new hospital contracts. We intend to explore other strategic opportunities that are clinically related to our physician and newborn screening services and in other health care areas that would allow us to leverage our business expertise.

•	Expand our newborn screening services. We will continue to seek contracts with hospitals and, in some cases, state agencies to provide screening services to newborns to detect the presence of hearing disorders and metabolic conditions for early treatment or management. We intend to focus on providing quality services and may seek other opportunities to expand our screening capabilities.

•	Strengthen relationships with our partners. By managing many of the operational challenges associated with a subspecialty practice, encouraging clinical research, education and quality initiatives, and promoting timely intervention by qualified pediatric and maternal-fetal medicine subspecialists in emergency situations, we believe that our business model is focused on improving the quality of care delivered to acutely-ill newborns, shortening the length of their hospital stay and reducing long-term health system costs. We believe that referring physicians, hospitals, third-party payors and patients all benefit to the extent that we are successful in implementing our business model. We will continue to seek opportunities to strengthen relationships with our partners.

OUR PHYSICIAN SERVICES

Neonatal Care

          We provide neonatal care to babies born prematurely or with complications within specific hospital units’ primarily NICUs, through our network of 540 affiliated neonatologists and other related clinical professionals who staff and manage clinical activities at more than 200 NICUs in 30 states and Puerto Rico. We partner with our hospital clients in an effort to enhance the quality of care delivered to premature and sick babies. Many of the nation’s largest and most prestigious hospitals, both not-for-profit and for-profit institutions, retain us to staff and manage their NICUs. Our affiliated neonatologists generally provide 24-hours-a-day, seven-days-a-week coverage, supporting the local referring physician community and being available for consultation in other hospital departments. Our hospital partners benefit from our experience in managing complex critical care units and reducing the costs associated with directly employing physician specialists. Our neonatal physicians interact with colleagues across the country through an internal communications system to draw upon expertise in managing challenging patient care issues. Our neonatal physicians also work collaboratively with maternal-fetal medicine subspecialists to coordinate care of mothers experiencing complicated pregnancies and their fetuses. We also employ or contract with neonatal nurse practitioners, who work with our affiliated physicians in providing medical care.

Maternal-Fetal Care

          We provide outpatient and inpatient maternal-fetal care to expectant mothers with complicated pregnancies and their fetuses through our network of 81 affiliated maternal-fetal medicine subspecialists and other related clinical professionals. Our affiliated neonatologists practice with maternal-fetal medicine subspecialists in 12 metropolitan areas to provide integrated care for women with complicated pregnancies whose babies are often admitted to the NICU upon delivery. We believe continuity of treatment from mother and developing fetus during the pregnancy to the newborn upon delivery has improved the clinical outcomes of our patients.

Other Pediatric Subspecialty Care

          Our network includes other pediatric subspecialists, such as pediatric intensivists, pediatric cardiologists and pediatric hospitalists. In addition, our affiliated physicians also seek to provide support services in other areas of hospitals, particularly in the labor and delivery area, nursery and pediatric department, where immediate accessibility to specialized care may be critical. Our experience and expertise in maternal-fetal-neonatal medicine has led to our involvement in these other areas.

•	Pediatric Intensive Care. Our 33 affiliated pediatric intensivists provide clinical care for critically-ill or injured children and adolescents. They staff and manage PICUs at more than 14 hospitals.

•	Pediatric Cardiology Care. Our pediatric cardiology practice consists of 20 affiliated pediatric cardiologists practicing in the South Florida and Phoenix-Tucson metropolitan areas who, together with related clinical professionals, provide specialized cardiac care to fetal and pediatric patients with congenital heart disorders through scheduled office visits, hospital rounds and immediate consultation in emergency situations. We significantly expanded our pediatric cardiology network in 2003 with our acquisition of practices located in West Palm Beach, Florida, and Phoenix, Arizona.

•	Pediatric Hospitalists. Our 16 affiliated pediatric hospitalists provide clinical care to acutely ill children in more than 20 hospitals.

•	Other Newborn and Pediatric Care. Because our affiliated physicians and advanced nurse practitioners generally provide hospital-based coverage, they are situated to provide highly specialized care to address medical needs that may arise during a baby’s hospitalization. For example, as part of our on-going efforts to support and partner with hospitals and the local referring physician community, our affiliated neonatologists, pediatric hospitalists and advanced nurse practitioners provide in-hospital nursery care to newborns through our newborn nursery program. This program is made available for babies during their hospital stay, which in the case of healthy babies typically comprises two days of evaluation and observation, following which they are referred, and their hospital records are provided, to their pediatricians or family practitioners for follow-up care.

OUR NEWBORN SCREENING SERVICES

          We provide screening services to detect the presence of newborn hearing disorders and metabolic conditions for early treatment or management. Since we launched our newborn hearing screening program in 1994, we have become the largest provider of newborn hearing screening services in the United States. We screened approximately 230,000 babies for potential hearing loss at more than 100 hospitals across the nation in 2003. We also operate a technologically-advanced metabolic screening laboratory that we acquired in May 2003. This laboratory is recognized for providing a screening program for newborns that we believe is among the most comprehensive in the world. By analyzing small blood samples drawn from newborns during the first few days after birth, we can identify the presence of more than 50 metabolic disorders and other genetic and biochemical conditions.

          We have advocated expanded newborn screening for several years and newborn screening is becoming an area of increasing interest to health care providers, as well as state and federal agencies. Many metabolic disorders can result in death if not diagnosed and treated in a timely manner. Early detection and successful intervention of many conditions can often improve the long-term quality of life of patients and reduce the long-term health care costs associated with the treatment of identified conditions.

          We contract or coordinate with hospitals and, in some cases, state agencies to provide newborn screening services. All states mandate the screening of a limited number of metabolic disorders before newborns are discharged from the hospital so that a course of treatment can begin as soon as possible. In addition, hospitals, health care providers and parents may choose to have expanded screening for more than 50 metabolic disorders and other genetic and biochemical conditions. With respect to hearing screens, 39 states require that newborns be screened for potential hearing loss before being discharged from the hospital and five other states require that parents be offered the opportunity to submit their newborns to such screens.

OUR CLINICAL RESEARCH AND EDUCATION

          As part of our patient focus and ongoing commitment to improving patient care through evidenced-based medicine, we have engaged in a number of clinical research, quality and education initiatives intended to enhance the care provided to patients by our affiliated physicians, thereby contributing to improved patient outcomes and reduced long-term health system costs.

•	Clinical Quality Initiatives. We monitor clinical outcomes in an effort to identify specific factors in treating babies born prematurely or with complications and to discover new methods of patient care that result in better outcomes at a reduced cost over the life of the patient. These efforts have resulted in our implementation of four best demonstrated process initiatives since 2000: Improving Weight Gain for Very Low Birth Weight Infants in the First 28 Days; Improving Feeding of Breast Milk at NICU Discharge; Reducing Red Blood Cell Transfusions for 23-29 Week Infants; and Improving Compliance with AAP Recommendation on Use of Hepatitis B Vaccine in Premature Neonates. These initiatives are designed to improve the growth of babies following premature birth, minimize medical complications and shorten the length of their hospital stays.

•	Continuing Medical Education. We also make extensive physician continuing medical education (called “CME”) resources available to our affiliated physicians in an effort to ensure that they have knowledge of current treatment methodologies. In addition to being accredited as a provider of CME Category I credits for physicians, we maintain “PediatrixUTM – A University Without Walls” which is an interactive educational web-site. We also have implemented a Professional Development Award program which offers a stipend and research support for neonatal and maternal-fetal fellows-in-training.

•	Clinical Trials. We have managed two clinical trials to completion. Our clinical study entitled Glutamine Supplementation In Safely Reducing Hospital-Acquired Sepsis in Very Low Birth Weight Infants, commenced in April 2000, resulted in a paper published in the Journal of Pediatrics in June 2003. We are currently analyzing the data from our completed study Epidemiology of Respiratory Failure in Near-Term Neonates, which commenced in February 2001. In addition, we currently have a clinical trial in process, Comparing Infasurf and Survanta in the Prevention and Treatment of Respiratory Distress Syndrome in Low Birth Weight Infants, a study that we commenced in March 2001 with a grant from Forest Laboratories. We also have four maternal-fetal medicine multi-center clinical trials designed and beginning enrollment.

          We believe that these initiatives have been enhanced by our integrated national presence together with our management information systems, which are an integral component of our clinical research and education activities. See “Our Management Information Systems”.

OUR PRACTICE ADMINISTRATION

          We provide multiple administrative services to support the practice of medicine by our affiliated physicians and improve operating efficiencies of our affiliated practice groups.

•	Unit Management. We appoint a senior physician practicing medicine in each NICU, PICU, maternal-fetal and cardiology practice and other subspecialty unit that we manage to act as our medical director for that unit. Each medical director is responsible for the overall management of his or her unit, including quality of care, professional discipline, utilization review, coordinating physician recruitment, staffing and scheduling, and monitoring our financial success within the unit. Medical directors also serve as a liaison with hospital administration and the community. Each medical director reports to one of our Regional Presidents. All medical directors and Regional Presidents are board-certified or board-eligible physicians in their respective specialties.

•	Staffing and Scheduling. We assist with staffing and scheduling physicians and advanced nurse practitioners within the units that we manage. For example, each unit or practice is staffed by at least one specialist on site or available on call. All our affiliated physicians are board-certified or board-eligible in neonatology, maternal-fetal medicine, pediatrics, pediatric critical care or pediatric cardiology, as appropriate. We are responsible for salaries and benefits for physicians affiliated with us. In addition, we employ, compensate and manage all non-medical personnel for our affiliated physician groups.

•	Recruiting and Credentialing. We have significant experience in locating, qualifying, recruiting and retaining experienced neonatologists, maternal-fetal medicine subspecialists, pediatricians and pediatric subspecialists. We maintain an extensive database of maternal-fetal, neonatal and other pediatric subspecialty physicians nationwide. Our medical directors and Regional Presidents play a central role in the recruiting and interviewing process before candidates are introduced to hospital administrators. We pre-screen all candidates and check their credentials, licensure and references in order to recommend a physician that meets the hospital’s requirements. In addition to our database of physicians, we recruit nationally through trade advertising, referrals from our affiliated physicians and attendance at conferences.

•	Billing, Collection and Reimbursement. We assume responsibility for billing, collection and reimbursement with respect to services rendered by our affiliated physicians, but not charges for services provided by hospitals to the same payors which are separately billed and collected by the hospitals. We provide our affiliated physicians with a training curriculum that emphasizes detailed documentation of and proper coding protocol for all procedures performed and services provided to achieve appropriate collection of revenues for physician services. Our billing and collection operations are conducted from our corporate offices, as well as our regional business offices located across the United States and in Puerto Rico.

•	Risk Management. We maintain a risk management program focused on reducing risk and improving outcomes through evidence-based medicine, including diligent patient evaluation, documentation and access to research, education and best demonstrated processes. We are responsible for maintaining professional liability coverage for our national group of affiliated heath care professionals. In addition, we provide regulatory expertise to assist our affiliated practice groups in complying with increasingly complex laws and regulations.

          We also provide management information systems, facilities management, marketing support and other services to our affiliated physicians and affiliated practice groups.

OUR MANAGEMENT INFORMATION SYSTEMS

          We maintain several information systems to support our day-to-day operations, and ongoing clinical and business analysis.

•	BabyStepsTM. BabySteps is our new clinical information management system that permits our affiliated physicians to record clinical progress notes electronically and provides a decision-tree to assist them in selecting appropriate billing codes. We began the development of this new software system to replace our Research Data System (“RDS”) following our acquisition of Magella Healthcare Corporation (“Magella”) in May 2001. BabySteps incorporates the best features of RDS and another development software system created by Magella prior to the acquisition. BabySteps recently completed initial testing and is in the process of being implemented throughout Pediatrix.

•	RDS. First installed in March 1996, RDS is a centralized clinical database that contains clinical information from over 3.3 million daily progress records relating to more than 186,000 discharged patients. RDS is used in more than 130 hospitals to report and analyze clinical outcomes and identify prospective clinical trials and quality initiatives. Studies from this database have resulted in numerous articles published in peer-reviewed medical journals. RDS is still being used at various locations within Pediatrix pending the full implementation of BabySteps.

•	PediatrixUTM. PediatrixUTM is an educational website that disseminates clinical research, continuing quality improvement and education materials for which physicians may obtain continuing medical education credit. PediatrixU also functions as a “virtual doctors’ lounge”, enabling physicians around the country to discuss difficult or unusual cases with one another.

          Our management information systems are also an integral component of the billing and reimbursement process. We maintain systems that provide for electronic data interchange with payors accepting electronic submission, including electronic claims submission, insurance benefits verification, and claims processing and remittance advice and that enable us to track numerous and diverse third-party payor relationships and payment methods. Our information systems have been designed to meet our requirements by providing for scalability and flexibility as payor groups upgrade their payment and reimbursement systems. Ongoing systems development will provide even greater streamlining of information from the clinical systems through the reimbursement process, thereby expediting the overall process.

          We maintain additional information systems designed to improve operating efficiencies of our affiliated practice groups, reduce physicians’ paperwork requirements and facilitate interaction among our affiliated physicians and their colleagues regarding patient care issues. Following the acquisition of a physician practice group, we implement systematic procedures to improve the acquired group’s operating and financial performance.

One of our first steps is to convert the newly-acquired group to our broad-based management information system. We also maintain a database management system to assist our business development and recruiting departments to identify potential practice group acquisitions and physician candidates.

RELATIONSHIPS WITH OUR PARTNERS

          We have built our leading presence in neonatal physician services by advancing our business model. This model, which has been influenced by the direct contact and daily interaction that our affiliated physicians have with their patients, emphasizes a patient-focused clinical approach that addresses the needs of our various “partners”, including hospitals, third-party payors, referring physicians, affiliated physicians and, most important, our patients. Our relationships with all our partners are important to our continued success.

Hospitals

          Our relationships with our hospital partners are critical to our operations. We have been retained by over 200 hospitals to staff and manage clinical activities within specific hospital-based units, primarily NICUs. Our hospital-based focus enhances our relationships with hospitals and creates opportunities for our affiliated physicians to provide patient care in other areas of the hospital, including emergency rooms, nurseries and other departments where access to specialized obstetric and pediatric care may be critical. Because hospitals control access to their NICUs through the awarding of contracts and hospital privileges, we must maintain good relationships with our hospital partners. Our affiliated physicians are also an important component of obstetric and pediatric services provided by hospitals. Our hospital partners benefit from our expertise in managing critical care units staffed with physician specialists, including managing variable admission rates, operating costs, complex reimbursement systems and other administrative burdens. We also work with our hospital partners to enhance their reputation and market our services to referring physicians, an important source of hospital admissions, within the communities served by those hospitals.

          Under our contracts with hospitals, we have the responsibility to manage, in many cases exclusively, the provision of physician services to the NICUs and other hospital-based units. We typically are responsible for billing patients and third-party payors for services rendered by our affiliated physicians separately from other related charges billed by the hospital to the same payors. Some of our hospital contracts require a hospital to pay to us administrative fees if the hospital does not generate sufficient patient volume in order to guarantee that we receive a specified minimum revenue level. We also receive administrative fees from hospitals for administrative services performed by our affiliated physicians providing medical director services at the hospital. Administrative fees accounted for 5% of our net patient service revenue during 2003. Our contracts with hospitals also generally require us to indemnify them and their affiliates for losses resulting from the negligence of our affiliated physicians. Our hospital contracts have terms of typically one to three years which can be terminated without cause by either party upon prior written notice, and renew automatically for additional terms of one to three years unless earlier terminated by any party. While we have in most cases been able to renew these arrangements, hospitals may cancel or not renew our arrangements, or reduce or eliminate our administrative fees in the future.

Third-Party Payors

          Our relationships with government-sponsored plans (principally Medicaid), managed care organizations and commercial payors are vital to our business. We seek to maintain professional working relationships with our third-party payors and to streamline the administrative process of billing and collections, including providing clear information to patients and their families regarding their health insurance coverage and any balance due for co-payment, co-insurance deductible, or out-of-network benefit limitations. In addition, through our quality initiatives and continuing research and education efforts we have sought to enhance clinical care provided to patients, which we believe benefits third-party payors by contributing to improved patient outcomes and reduced long-term health system costs.

          We receive compensation for professional services provided by our affiliated physicians to patients based upon rates for specific services provided, principally from third-party payors. Our billed charges are substantially the same for all parties in a particular geographic area regardless of the party responsible for paying the bill for our services. A significant portion of our net patient service revenue is received from government-sponsored plans, principally state Medicaid programs. Medicaid programs can be either standard fee-for-service payment programs or managed care programs in which states have contracted with health insurance companies to run local or state wide health plans with features similar to Health Maintenance Organizations. Our compensation rates under Medicaid programs are established by state governments and are not negotiated. Although Medicaid rates vary across the individual states, these rates are generally much lower in comparison to private sector health plan rates. In order to participate in the Medicaid programs, we and our affiliated practices must comply with stringent and often complex enrollment and reimbursement requirements. Different states also impose differing standards for their Medicaid programs. See “Government Regulation—Government Reimbursement Requirements” below.

          We also receive compensation pursuant to contracts with commercial payors that offer a wide variety of health insurance products, such as Health Maintenance Organizations, Preferred Provider Organizations, and Exclusive Provider Organizations that are subject to various state laws and regulations, as well as self-insured organizations subject to federal ERISA requirements. We seek to secure mutually agreeable contracts with payors that enable our affiliated physicians to be listed as in-network participants within the payors’ provider networks. We generally contract with commercial payors through our affiliated professional contractors, principally on a local basis. Subject to applicable laws and regulations, the terms, conditions and compensation rates of our contracts with commercial third-party payors are negotiated and often vary widely across markets and among payors. In some cases, we contract with organizations that establish and maintain provider networks and then rent or lease such networks to the actual payor. Our contracts with commercial payors typically provide for discounted fee-for-service arrangements and grant each party the right to terminate the contracts without cause upon prior written notice.

          If we do not have a contractual relationship with a health insurance payor, we generally bill the payor our full billed charges. If payment is less than billed charges, we bill the balance to the patient, subject to state billing practice regulations. Although we maintain standard billing and collections procedures with appropriate discounts for prompt payment, we also provide discounts in certain hardship situations where patients and their families do not have financial resources necessary to pay the amount due for services rendered.

Referring Physicians

          We consider referring physicians to be our partners, and our affiliated physicians seek to establish and maintain professional relationships with referring physicians in the communities where they practice. Because patient volumes of our NICUs are based in part on referrals from other physicians, particularly obstetricians, it is important that we are responsive to the needs of referring physicians in the communities in which we operate. We believe that our community presence, through our hospital coverage and outpatient clinics, assists referring obstetricians, office-based pediatricians and family physicians with their practices. Our affiliated physicians are able to provide comprehensive maternal-fetal-newborn and pediatric subspecialty care to patients using the latest advances in methodologies, supporting the local referring physician community with 24-hours-a-day, seven-days-a-week on-site or on-call coverage.

Affiliated Physicians and Practice Groups

          One of our most important assets is our relationships with our affiliated physicians. Our affiliated physicians are organized in traditional practice group structures. In accordance with applicable state laws, our affiliated practice groups are responsible for the provision of medical care to patients. Our affiliated practice groups are separate legal entities organized under state law as professional associations, corporations and partnerships, which we sometimes refer to as “our affiliated professional contractors”. Each of our affiliated professional contractors is owned by a licensed physician affiliated with PMG through employment or another contractual relationship. Our national infrastructure enables more effective and efficient sharing of new discoveries and clinical outcomes data, including implementation of best demonstrated processes, and affords access to sophisticated information systems, clinical research and leading edge technology.

          Our affiliated professional contractors employ or contract with physicians to provide clinical services in certain states and Puerto Rico. In most of our affiliated practice groups, each physician has entered into an employment agreement with us or one of our affiliated professional contractors providing for a base salary and incentive bonus eligibility and having typically a term of three to five years which usually can be terminated without cause by any party upon prior written notice. We typically are responsible for billing patients and third-party payors for services rendered by our affiliated physicians separately from other charges billed by hospitals to the same payors. Each physician must hold a valid license to practice medicine in the state in which he or she provides patient care and must become a member of the medical staff, with appropriate privileges, at each hospital at which he or she practices. Substantially all the physicians employed by us or our affiliated professional contractors have agreed not to compete within a specified geographic area for a certain period after termination of employment. Although we believe that the non-competition covenants of our affiliated physicians are reasonable in scope and duration and therefore enforceable under applicable state laws, we cannot predict whether a court or arbitration panel would enforce these covenants. Our hospital contracts also typically require that we and the physicians performing services maintain minimum levels of professional and general liability insurance. We negotiate those policies and contract and pay the premiums for such insurance on behalf of the physicians.

          Each of our affiliated professional contractors has entered into a comprehensive management agreement with PMG that is long-term in nature, and in most cases permanent, subject only to a right of termination by PMG (except in the case of gross negligence, fraud or illegal acts of PMG). Under the terms of these management agreements, PMG receives income based on the performance of the applicable practice group, and PMG is responsible for the provision of non-medical services and the compensation and benefits of the practices’ non-physician medical personnel. See “Governmental Regulation—Fee Splitting; Corporate Practice of Medicine” and Note 2 to our Consolidated Financial Statements included in Item 8 of this Annual Report.

COMPETITION

          The health care industry is highly competitive. Competition in our business is generally based upon a number of factors, including reputation, experience and level of care, and our affiliated physicians’ ability to provide cost-effective, quality clinical care. The nature of competition for our hospital-based practices, such as neonatology and pediatric intensive care, differs significantly from competition for our office-based practices. Our hospital-based practices compete nationally with other pediatric health services companies and physician groups for hospital contracts and qualified physicians. In some instances, they also compete on a more local basis for referrals from physicians and transports from other hospitals. Our office-based practices, such as maternal-fetal medicine, compete for patients with office-based practices in that specialty.

          Because our operations consist primarily of physician services provided within hospital-based units, primarily NICUs, we compete with others for contracts with hospitals to provide neonatal services. We also compete with hospitals themselves to provide such services. Hospitals may employ neonatologists directly or contract with other physician groups to provide services either on an exclusive or non-exclusive basis. A hospital not otherwise competing with us may facilate competition by creating a new NICU, expanding the capacity of an existing NICU or upgrading the level of its existing NICU and then awarding the contract to operate the neonatal service to a competing group or company. Because hospitals control access to their NICUs through the awarding of contracts and hospital privileges, we must maintain good relationships with our hospital partners. Hospitals may terminate our contracts without cause at any time upon prior written notice.

          The health care industry is highly competitive. Companies in other segments of the industry, some of which have financial and other resources greater than ours, may become competitors in providing neonatal, maternal-fetal and other pediatric subspecialty care.

GOVERNMENT REGULATION

          The health care industry is governed by a framework of federal and state laws, rules and regulations that are extensive and complex and for which the industry has the benefit of only limited judicial and regulatory interpretation. If we or one of our affiliated practice groups is found to have violated any of these laws, rules and regulations, our business, financial condition or results of operations could be materially adversely affected. Moreover, health care continues to attract much legislative interest and public attention. Changes in health care legislation or government regulation may restrict our existing operations, limit the expansion of our business or impose additional compliance requirements and costs, any of which could have a material adverse effect on our business, financial condition or results of operations.

Licensing and Certificates of Need

          Each state imposes licensing requirements on individual physicians and clinical professionals, and on facilities operated or utilized by health care companies like us. Many states require regulatory approval, including certificates of need, before establishing certain types of health care facilities, offering certain services or expending amounts in excess of statutory thresholds for health care equipment, facilities or programs. We and our affiliated physicians are required to meet applicable Medicaid provider requirements under state laws and regulations.

Fee-Splitting; Corporate Practice of Medicine

          Many states have laws that prohibit business corporations, such as PMG, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians, or engaging in certain arrangements, such as fee-splitting, with physicians. In these states, we maintain long-term management contracts with our affiliated professional contractors, which employ or contract with physicians to provide physician services. In states where we are not permitted to practice medicine, we perform only non-medical administrative services, do not represent that we offer medical services and do not exercise influence or control over the practice of medicine by the physicians employed by our affiliated professional contractors. In states where fee-splitting is prohibited, the fees that we receive from our affiliated professional contractors have been established on a basis that we believe complies with the applicable states’ laws. Although the relevant laws in these states have been subjected to limited judicial and regulatory interpretation, we believe that we are in compliance with applicable state laws in relation to the corporate practice of medicine and fee-splitting. However, regulatory authorities or other parties, including our affiliated physicians, may assert that, despite these arrangements, we are engaged in the corporate practice of medicine or that our contractual arrangements with our affiliated professional contractors constitute unlawful fee-splitting, in which case we could be subject to civil or criminal penalties, our contracts could be found legally invalid and unenforceable (in whole or in part) or we could be required to restructure our contractual arrangements with our affiliated professional contractors.

Fraud and Abuse Provisions

          Existing federal laws governing Medicaid and other federal health care programs, as well as similar state laws, impose a variety of fraud and abuse prohibitions on health care companies like us. These laws are interpreted broadly and enforced aggressively by multiple government agencies, including the Office of Inspector General of the Department of Health and Human Services (the “OIG”), the Department of Justice and the various state authorities. The federal government’s enforcement efforts have been increasing in recent years, in part as a result of the establishment of an inter-agency fraud and abuse control program that coordinates federal, state and local law enforcement efforts nationwide and that is funded through the collection of penalties and fines for violations of the health care fraud and abuse laws.

          The fraud and abuse laws include extensive federal and state regulations applicable to our financial relationships with hospitals, physicians and other health care entities. In particular, federal anti-kickback laws and regulations prohibit certain offers, payments or receipts of remuneration in return for either referring Medicaid or other government-sponsored health care program business, or purchasing, leasing, ordering, or arranging for or recommending any service or item for which payment may be made by a government-sponsored health care program. In addition, federal physician self-referral legislation, commonly known as the “Stark law,” prohibits a physician from ordering certain designated health services reimbursable by Medicaid from an entity with which the physician has a prohibited financial relationship. These laws are broadly worded and, in the case of the anti-kickback law, have been broadly interpreted by federal courts, and potentially subject many business arrangements to government investigation and prosecution, which can be costly and time consuming.

          Violations of these laws are punishable by substantial penalties, including monetary fines, civil penalties, criminal sanctions (including imprisonment), exclusion from participation in government-sponsored health care programs, and forfeiture of amounts collected in violation of such laws, any of which could have an adverse effect on our business and results of operations. For example, if we or our affiliated professional contractors were excluded from any government-sponsored healthcare programs, not only would we not be permitted to make claims for reimbursement under these programs but also we would be unable to contract with other healthcare providers, such as hospitals, to provide services to them. Many of the states in which we operate also have similar anti-kickback and self-referral laws which are applicable to our non-government business and which also authorize substantial penalties for violations.

          There are a variety of other types of federal and state fraud and abuse laws, including laws authorizing the imposition of criminal, civil and administrative penalties for filing false or fraudulent claims for reimbursement with government health care programs. These laws include the civil False Claims Act (“FCA”), which prohibits the filing of false claims in federal health care programs, including Medicaid, the TRICARE program for military dependents and retirees, and the Federal Employees Health Benefits Program. Substantial civil fines can be imposed for violating the FCA. Furthermore, to prove a violation of the FCA requires only that the government show that the individual or company that filed the false claim acted in “reckless disregard” of the truth or falsity of the claim, notwithstanding that there was no intent to defraud the government program and no actual knowledge that the claim was false (which are required to be shown to uphold a typical criminal conviction). The FCA also includes “whistleblower” provisions that permit private citizens to sue a claimant on behalf of the government and thereby share in any fines imposed under the law. In recent years, many cases have been brought against health care companies by such “whistleblowers,” which have resulted in the imposition of substantial fines on the companies involved. In addition, federal and state agencies that administer health care programs have at their disposal statutes, commonly known as the “civil money penalty laws”, that authorize substantial administrative fines and exclusion from government programs in any case where the individual or company that filed the claim or caused the claim to be filed knew or should have known that the claim was false. It often is not necessary for the agency to show that the claimant had actual knowledge that the claim was false in order to impose these penalties. The civil and administrative penalty statutes are being applied in an increasingly broader range of circumstances. For example, government authorities often argue that claiming reimbursement for services that fail to meet applicable quality standards may, under certain circumstances, violate these statutes. Government authorities also often take the position that claims for services that were induced by kickbacks or other illicit marketing schemes are fraudulent and, therefore, violate the false claims statutes.

          Although we intend to conduct our business in compliance with all applicable federal and state fraud and abuse laws, many of the laws and regulations applicable to us, including those relating to billing and those relating to financial relationships with physicians and hospitals, are broadly worded and may be interpreted or applied by prosecutorial, regulatory or judicial authorities in ways that we cannot predict. Accordingly, we cannot assure you that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable fraud and abuse laws. Moreover, the standards of business conduct expected of health care companies under these laws and regulations have become more stringent in recent years, even in instances where there has been no change in statutory language. If there is a determination by government authorities that we have not complied with any of these laws and regulations, our business, financial condition and results of operations could be materially adversely affected.

Government Reimbursement Requirements

          In order to participate in various state Medicaid programs, we and our affiliated practices must comply with stringent and often complex enrollment and reimbursement requirements. Different states also impose differing standards for their Medicaid programs. Our compliance program requires that we and our affiliated practices adhere to the laws and regulations applicable to the government programs in which we participate, and failure to comply with these laws and regulations could negatively affect our business, financial condition and results of operations. See “Government Regulation-Fraud and Abuse Provisions”, “Our Compliance Plan”, “Government Investigations” and “Other Legal Proceedings”.

          In addition, Medicaid and other government health care programs (such as the TRICARE program) are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments as well as affect the cost of providing services and the timing of payments to providers. Moreover, because these programs generally provide for reimbursements on a fee schedule basis rather than on a charge-related basis, we generally cannot increase our revenues by increasing the amount we charge for our services. To the extent our costs increase, we may not be able to recover our increased costs from these programs, and cost containment measures and market changes in non-governmental insurance plans have generally restricted our ability to recover, or shift to non-governmental payors, these increased costs. In attempts to limit federal spending, there have been, and we expect that there will continue to be, a number of proposals to limit Medicaid reimbursement for various services. For example, the Balanced Budget Act of 1997 made it easier for states to reduce their Medicaid reimbursement levels and some states have enacted or are considering enacting measures that are designed to reduce their Medicaid expenditures. The Balanced Budget Act of 1997 also mandated that the Centers for Medicare and Medicaid Services, or CMS, conduct competitive bidding demonstrations for certain Medicare services. These competitive bidding demonstrations could provide CMS, Congress and the states with models for implementing competitive pricing in other federal health care programs. If, for example, such a competitive bidding system were implemented for Medicaid services, it could result in lower reimbursement rates, exclude certain services from coverage or impose limits on increases in reimbursement rates. Our business may be significantly and adversely affected by any such changes in reimbursement policies and other legislative initiatives aimed at reducing health care costs associated with Medicaid and other government healthcare programs.

          Our business also could be adversely affected by reductions in or limitations of reimbursement amounts or rates under these government programs, reductions in funding of these programs or elimination of coverage for certain individuals or treatments under these programs, which may be implemented as a result of:

•	increasing budgetary and cost containment pressures on the health care industry generally;

•	new federal or state legislation reducing state Medicaid funding and reimbursements or increasing the proportion of state discretionary funding;

•	new state legislation mandating state Medicaid managed care or encouraging managed care organizations to provide benefits to Medicaid enrollees, thereby reducing Medicaid reimbursement payments to us;

•	state Medicaid waiver requests granted by the federal government, increasing discretion with respect to, or reducing coverage or funding for, certain individuals or treatments under Medicaid, even in the absence of new federal legislation;

•	increasing state discretion in Medicaid expenditures which may result in decreased reimbursement for, or other limitations on, the services that we provide; or

•	other changes in reimbursement regulations, policies or interpretations that place material limitations on reimbursement amounts or coverage for services that we provide.

Antitrust

          The health care industry is highly regulated for antitrust purposes and we believe that it will continue to be subject to close regulatory scrutiny. In recent years, the Federal Trade Commission (the “FTC”), the Department of Justice, and state Attorney Generals have taken increasing steps to review and, in some cases, take enforcement action against, business conduct and acquisitions in the health care industry. We continue to be the subject of an active and ongoing investigation by the FTC relating to issues of competition in connection with our 2001 acquisition of Magella and our business practices generally. See “Government Investigations”. Violations of antitrust laws are punishable by substantial penalties, including significant monetary fines, civil penalties, criminal sanctions, and consent decrees and injunctions prohibiting certain activities or requiring divesture or discontinuance of business operations. Any of these penalties could have a material adverse effect on our business, financial condition or results of operations.

Medical Records Privacy Legislation

          Numerous federal and state laws and regulations govern the collection, dissemination, use and confidentiality of patient health information, including the federal Health Insurance Portability and Accountability Act of 1996 and related rules (“HIPAA”), violations of which are punishable by monetary fines, civil penalties and criminal sanctions. As part of our medical record keeping, third-party billing, research and other services, we and our affiliated practices collect and maintain patient health information.

          The Office of Inspector General of the Department of Health and Human Services (DHHS) is required under the Administrative Simplification Provisions of HIPAA to adopt standards to protect the privacy and security of health-related information in an effort to improve the efficiency and effectiveness of the healthcare industry by enabling the efficient electronic transmission of certain health information. DHHS released final regulations in December 2000 containing privacy standards that apply to medical records and other individually identifiable health information used or disclosed by healthcare providers, hospitals, health plans and healthcare clearinghouses in any form, whether electronically, on paper, or orally. Compliance with these privacy regulations was required by April 14, 2003. We have implemented privacy policies and procedures, including training programs, designed to ensure compliance with the privacy regulations. In addition, DHHS adopted final regulations in February 2003 containing security standards requiring healthcare providers to implement administrative, physical and technical safeguards to protect the integrity, confidentiality and availability of electronically received, maintained or transmitted (including between us and our affiliated practices), individually identifiable health-related information. Compliance with these regulations is mandated by April 21, 2005. We believe we are taking appropriate measures to comply with the security regulations.

Environmental Regulations

          Our health care operations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. Our outpatient operations are subject to compliance with various other environmental laws, rules and regulations. Such compliance does not, and we anticipate that such compliance will not, materially affect our capital expenditures, financial position or results of operations.

Compliance Plan

          We have adopted a Compliance Plan that reflects our commitment to complying with laws and regulations applicable to our business and meeting our ethical obligations in conducting our business. Our Compliance Plan encompasses a regime that we believe provides a solid framework to meet this commitment, including:

•	a Chief Compliance Officer;

•	a Compliance Committee consisting of our senior executives;

•	our Code of Conduct, which is applicable to our employees, independent contractors, officers and directors;

•	our Code of Professional Conduct – Finance, which is applicable to our finance personnel, including our chief executive officer, chief financial officer, chief accounting officer and controller;

•	an organizational structure designed to integrate our compliance objectives into our corporate, regional and practice levels; and

•	education, monitoring and corrective action programs designed to establish methods to promote the understanding of our Compliance Plan and adherence to its requirements.

          The foundation of our Compliance Plan is our Code of Conduct, which is intended to be a comprehensive statement of the ethical and legal standards governing the daily activities of our employees, independent contractors, officers and directors. All our personnel are required to abide by, and are given a thorough introduction to, our Code of Conduct. In addition, all employees and affiliated professionals are expected to report incidents that they believe in good faith may be in violation of our Code of Conduct. We maintain a toll-free hotline to permit employees to report compliance concerns on an anonymous basis and a method of obtaining answers to questions about our Code of Conduct. Our Compliance Plan, including our Code of Conduct, is administered by our Chief Compliance Officer with oversight by our Chief Executive Officer and Board of Directors. We also have a Code of Professional

Conduct-Finance, which is applicable to our finance personnel, including our Chief Executive Officer, Chief Financial Officer (who is also our Chief Accounting Officer) and Controller. A copy of our Code of Conduct and our Code of Professional Conduct-Finance is available on our website, www.pediatrix.com.

GOVERNMENT INVESTIGATIONS

          In June 2002, we received a written request from the FTC to submit information on a voluntary basis in connection with an investigation of issues of competition related to our May 2001 acquisition of Magella and our business practices generally. In February 2003, we received additional information requests from the FTC in the form of a Subpoena and Civil Investigative Demand. Pursuant to these requests, we produced documents and information relating to the acquisition and our business practices in certain markets. We have also provided on a voluntary basis additional information and testimony on issues related to the investigation. At this time, the investigation remains active and ongoing and we are cooperating fully with the FTC.

          Beginning in April 1999, we received requests from various federal and state investigators for information relating to our billing practices for services reimbursed by Medicaid, and the United States Department of Defense’s TRICARE program for military dependants and retirees. Since then, a number of the individual state investigations were resolved through agreements to refund certain overpayments and reimburse certain costs to the states. In June 2003, we were advised by a United States Attorney’s Office that it was conducting a civil investigation with respect to our Medicaid billing practices nationwide. This federal Medicaid investigation, the TRICARE investigation, and related state inquiries are now being coordinated and are active and ongoing. We are cooperating fully with federal and state authorities with respect to these investigations and inquiries.

          In November 2003, our maternal-fetal practice in Las Vegas, Nevada was served with a search warrant by the State of Nevada. The warrant requested information concerning Medicaid billings for maternal-fetal care provided by us in that state. We do not know the basis for the warrant or the nature of the issues relating to this investigation. We are cooperating fully with appropriate officials in the investigation.

          Currently, management cannot predict the timing or outcome of any of these pending investigations and inquiries and whether they will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations and the trading price of our common stock.

          We also expect that additional audits, inquiries and investigations from government authorities and agencies will continue to occur in the ordinary course of our business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on our business, financial condition or results of operations and the trading price of our common stock.

OTHER LEGAL PROCEEDINGS

          In November 2003, the United States District Court for the Southern District of Florida entered orders dismissing without prejudice five previously disclosed federal securities law class action cases, which were commenced in June and July 2003 against us, two of our executive officers and the Chairman of the Board.

          In the ordinary course of our business, we have become involved as a defendant in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by our affiliated physicians. Our contracts with hospitals also generally require us to indemnify them and their affiliates for losses resulting from the negligence of our affiliated physicians. We are also subject to other lawsuits which may involve large claims and significant defense costs. We believe, based upon our review of pending actions and proceedings, that the outcome of such legal actions and proceedings will not have a material adverse effect on our business, financial condition or results of operations and the trading price of our common stock. The outcome of such actions and proceedings, however, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business, financial condition or results of operations and the trading price of our common stock.

          Although we currently maintain liability insurance coverage intended to cover medical malpractice and other claims, this coverage generally must be renewed annually and may not continue to be available to us in future years at acceptable costs and on favorable terms. In addition, we cannot assure that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us in the future where the outcomes of such claims are unfavorable to us. Liabilities in excess of our insurance coverage could have a material adverse effect on our business, financial condition and results of operations. See “Professional and General Liability Coverage”.

PROFESSIONAL AND GENERAL LIABILITY COVERAGE

          We maintain professional and general liability insurance policies with third-party insurers on a claims-made basis, subject to deductibles, exclusions, and other restrictions, in accordance with standard industry practice. We believe that our insurance coverage is appropriate based upon our claims experience and the nature and risks of our business. However, we cannot assure that any pending or future claim will not be successful or if successful will not exceed the limits of available insurance coverage.

          Our business entails an inherent risk of claims of medical malpractice against our affiliated physicians and us. We contract and pay premiums for third-party professional liability insurance that indemnifies us and our affiliated heath care professionals on a claims-made basis for losses incurred related to medical malpractice litigation. Professional liability coverage is required in order for our affiliated physicians to maintain their hospital privileges. We self-insure our liabilities to pay deductibles under our professional liability insurance coverage through a wholly-owned captive insurance subsidiary. We record in our consolidated financial statements estimates for our liabilities for self-insured deductibles and claims incurred but not reported based on an actuarial valuation using historical loss patterns. Liabilities for claims incurred but not reported are not discounted. Because many factors can affect historical and future loss patterns, the determination of an appropriate reserve involves complex, subjective judgment, and actual results may vary significantly from estimates. If the deductibles and other amounts that we are actually required to pay materially exceed the estimates that have been reserved, our financial condition and results of operations could be materially adversely affected.

          Our current professional liability insurance policy expires May 1, 2004 and we are currently reviewing our coverage options, which may include a higher self-insured retention. There can be no assurance that we will obtain substantially similar coverage upon expiration at acceptable costs and on favorable terms. Based upon current conditions in the insurance markets, we expect that our professional liability insurance premiums will increase significantly over prior periods.

EMPLOYEES AND PROFESSIONALS UNDER CONTRACT

          In addition to the approximately 690 practicing physicians affiliated with us as of December 31, 2003, Pediatrix employed or contracted with approximately 479 other clinical professionals and 1,509 other full-time and part-time employees. None of our employees is a member of a labor union or subject to a collective bargaining agreement.

GEOGRAPHIC COVERAGE

          We provide services in 30 states, including Alaska, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Indiana, Illinois, Iowa, Kansas, Kentucky, Maryland, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and West Virginia, and Puerto Rico. During 2003, approximately 60% of our net patient service revenue was generated by operations in our five largest states. Our operations in Texas accounted for approximately 31% of our net patient service revenue for the same period. Although we continue to seek to diversify the geographic scope of our operations, primarily through acquisitions of physician group practices, we may not be able to implement successfully or realize the expected benefits of any of these initiatives. Adverse changes or conditions affecting markets in which our operations are concentrated, such as health care reforms, changes in laws and regulations, reduced Medicaid reimbursements or government investigations, may have a material adverse effect on our business, financial condition and results of operations.

SERVICE MARKS

          We have registered the service marks “Pediatrix Medical Group” and “Obstetrix Medical Group” and their design as well as the baby design logo with the United States Patent and Trademark Office. In addition, we have pending applications to register the trademarks “BabySteps” and “Pediatrix University” and service mark “Pediatrix University - A University Without Walls”.

INFORMATION AVAILABLE ON OUR WEBSITE

          Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our Internet website, www.pediatrix.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our Internet website and the information contained therein or connected thereto are not incorporated into or deemed a part of this Annual Report.

RISK FACTORS

Any of the following risks could have a material adverse effect on our business, financial condition or results of operations and the trading price of our common stock.

The Federal Trade Commission or other parties may assert that our business practices violate antitrust laws.

          The health care industry is highly regulated for antitrust purposes. In recent years, the FTC, the Department of Justice, and state Attorney Generals have increasingly reviewed and, in some cases, taken enforcement action against business conduct, including acquisitions, in the health care industry. We continue to be the subject of an active and ongoing investigation by the FTC relating to issues of competition in connection with our 2001 acquisition of Magella and our business practices generally. See “Government Regulation – Antitrust” and “Government Investigations”. At this time, we are unable to predict the outcome of this investigation and whether it will have a material adverse effect on our business, financial condition, or results of operations and the trading prices of our common stock.

We are subject to billing investigations by federal and state government authorities.

          State and federal statutes impose substantial penalties, including civil and criminal fines, exclusion from participation in government health care programs and imprisonment, on entities or individuals (including any individual corporate officers or physicians deemed responsible) that fraudulently or wrongfully bill governmental or other third-party payors for health care services. In addition, federal laws allow a private person to bring a civil action in the name of the United States government for false billing violations. See “Government Regulation – Fraud and Abuse”. We continue to be the subject of active and ongoing investigations by federal and state authorities related to our billing practices for services reimbursed by the Medicaid program nationwide and the TRICARE program for military dependents and retirees. In November 2003, our maternal-fetal practice in Las Vegas, Nevada was served with a search warrant by the State of Nevada. The warrant requested information concerning Medicaid billings for maternal-fetal care provided by us in that state. We do not know the basis for the warrant or the nature of the issues relating to this investigation. See “Government Investigations”. We believe that additional audits, inquiries and investigations from government agencies will continue to occur from time to time in the ordinary course of our business, which could result in substantial defense costs to us and a diversion of management’s time and attention. We cannot predict whether any such pending or future audits, inquiries or investigations, or the public disclosure of such matters, will have a material adverse effect on our business, financial condition or results of operations and the trading price of our common stock.

The health care industry is highly regulated and government authorities may determine that we have failed to comply with applicable laws or regulations.

          The health care industry and physicians’ medical practices, including the health care and other services that we and our affiliated physicians provide, are subject to extensive and complex federal, state and local laws and regulations, compliance with which imposes substantial costs on us. In addition, we believe that our business will continue to be subject to increasing regulation, the scope and effect of which we cannot predict. See “Government Regulation”. We are currently and may in the future become the subject of regulatory or other investigations or proceedings, and our interpretations of applicable laws, rules and regulations may be challenged. For example, regulatory authorities or other parties may assert that our arrangements with our affiliated professional contractors constitute fee-splitting or the corporate practice of medicine and seek to invalidate these arrangements, which could have a material adverse effect on our business, financial condition, or results of operations and the trading price of our common stock. See “Government Regulation—Fee Splitting; Corporate Practice of Medicine”. Regulatory authorities or other parties also could assert that our relationships, including fee arrangements, among our affiliated professional contractors, hospital clients and physicians violate the anti-kickback or self-referral laws and regulations. See “Government Regulation—Fraud and Abuse Provisions” and “—Government Reimbursement Requirements”. Such investigations, proceedings and challenges could result in substantial defense costs to us and a diversion of management’s time and attention. In addition, violations of these laws are punishable by monetary fines, civil and criminal penalties, exclusion from participation in government-sponsored health care programs, and forfeiture of amounts collected in violation of such laws and regulations, any of which could have a material adverse effect on our business, financial condition, or results of operations and the trading price of our common stock.

Government programs or private insurers may limit, reduce or make retroactive adjustments to reimbursement amounts or rates.

          A significant portion of our net patient revenue in 2003 was derived from payments made by government-sponsored health care programs, principally Medicaid. These government programs, as well as private insurers, have taken and may continue to take steps, including a movement toward managed care, to control the cost, use and delivery of health care services as a result of budgetary constraints, cost containment pressures and other reasons described above under “Government Regulation—Government Reimbursement Requirements”. As a result, payments from government programs or private payors may decrease significantly. Our business could be materially affected by limitations of or reductions in reimbursement amounts or rates under these programs or elimination of coverage for certain individuals or treatments under these programs. Moreover, because these programs generally provide for reimbursements on a fee schedule basis rather than on a charge-related basis, we generally cannot increase our revenues by increasing the amount we charge for our services. To the extent our costs increase, we may not be able to recover our increased costs from these programs and cost containment measures and market changes in non-governmental insurance plans have generally restricted our ability to recover, or shift to non-governmental payors, these increased costs. In addition, funds we receive from third-party payors, including these programs, are subject to audit with respect to the proper billing for physician and ancillary services and, accordingly, our revenue from these programs may be adjusted retroactively.

Our affiliated physicians may not appropriately record or document services they provide.

          Our affiliated physicians are responsible for assigning reimbursement codes and maintaining sufficient supporting documentation for the services they provide. We use this information to seek reimbursement for their services from third-party payors. If these physicians do not appropriately code or document their services, our financial condition and results of operations could be adversely affected.

We may not find suitable acquisition candidates or successfully integrate our acquisitions.

          We have expanded and intend to continue to seek to expand our presence in new and existing markets by acquiring established neonatal and maternal-fetal physician practice groups and other complementary pediatric subspecialty physician groups, such as pediatric intensivists, pediatric cardiologists and pediatric hospitalists. We also intend to explore other strategic opportunities that are clinically related to our physician and newborn screening services and in areas within health care that would allow us to leverage our current business expertise. However, our acquisition strategy involves numerous risks and uncertainties, including:

•	We may not be able to identify suitable acquisition candidates or diversification opportunities or implement successfully or realize the expected benefits of any suitable opportunities. In addition, we compete for acquisitions with other potential acquirers, some of which have greater financial or operational resources than we do. This competition may intensify due to the ongoing consolidation in the health care industry, which may increase our acquisition costs.

•	We may not be able to successfully integrate completed acquisitions, including our recent acquisitions. Integrating completed acquisitions into our existing operations involves numerous short-term and long-term risks, including diversion of our management’s attention, failure to retain key personnel, long-term value of acquired intangible assets and acquisition expenses. In addition, we may be required to comply with laws and regulations that may differ from those of the states in which our operations are currently conducted.

•	We cannot be certain that any acquired business will continue to maintain its pre-acquisition revenues and growth rates or be financially successful. In addition, we cannot be certain of the extent of any unknown or contingent liabilities of any acquired business, including liabilities for failure to comply with applicable laws. We may incur material liabilities for past activities of acquired businesses to the extent we are not indemnified by prior owners.

•	We could incur or assume indebtedness and issue equity in connection with acquisitions. The issuance of shares of our common stock for an acquisition may result in dilution to our existing shareholders and, depending on the number of shares that we issue, the resale of such shares could affect the trading price of our common stock.

Federal and state laws that protect the privacy of patient health information may increase our costs and limit our ability to collect and use that information.

          Numerous federal and state laws and regulations govern the collection, dissemination, use and confidentiality of patient-identifiable health information, including the federal Health Insurance Portability and Accountability Act of 1996 and related rules, or HIPAA. As part of our medical record keeping, third-party billing, research and other services, we collect and maintain patient health information. New patient health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we handle health care-related data and communicate with payors, and compliance with these standards could impose significant costs on us or limit our ability to offer services, thereby negatively impacting the business opportunities available to us. If we do not comply with existing or new laws and regulations related to patient health information we could be subject to monetary fines, civil penalties or criminal sanctions.

There may be federal and state health care reform, or changes in the interpretation of government-sponsored health care programs.

          Federal and state governments have recently focused significant attention on health care reform. In recent years, many legislative proposals have been introduced or proposed in Congress and some state legislatures that would effect major changes in the health care system. Among the proposals which are being or have been considered are cost controls on hospitals, insurance reforms and the creation of a single government health plan that would cover all citizens. We cannot predict which, if any, proposal that has been or will be considered will be adopted or what effect any future legislation will have on us. Changes in healthcare laws or regulations could reduce our revenue, impose additional costs on us, or affect our opportunities for continued growth.

We may not be able to successfully recruit and retain qualified physicians to serve as affiliated physicians or independent contractors.

          We are dependent upon our ability to recruit and retain a sufficient number of qualified physicians to service existing units at hospitals and to expand our business. We compete with many types of health care providers, including teaching, research and government institutions and other practice groups, for the services of qualified physicians. We may not be able to continue to recruit new physicians or renew contracts with existing physicians on acceptable terms. If we do not do so, our ability to service existing or new hospital units could be adversely affected.

A significant number of our affiliated physicians could leave our affiliated practices or our affiliated professional contractors may be unable to enforce the non-competition covenants of departed physicians.

          Our affiliated professional contractors usually enter into employment agreements with our affiliated physicians which typically can be terminated without cause by any party upon prior written notice. In addition, substantially all of our affiliated physicians have agreed not to compete within a specified geographic area for a certain period after termination of employment. Although we believe that the non-competition covenants of our affiliated physicians are reasonable in scope and duration and therefore enforceable under applicable state law, if a substantial number of our affiliated physicians leave our affiliated practices or our affiliated professional contractors are unable to enforce the non-competition covenants in the employment agreements, our business, financial condition and results of operations could be materially adversely affected. We cannot predict whether a court or arbitration panel would enforce these covenants.

We may be subject to medical malpractice and other lawsuits not covered by insurance.

          Our business entails an inherent risk of claims of medical malpractice against our affiliated physicians and us. We may also be subject to other lawsuits which may involve large claims and significant defense costs. Although we currently maintain liability insurance coverage intended to cover professional liability and other claims, we cannot assure you that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us where the outcomes of such claims are unfavorable to us. In addition, this insurance coverage generally must be renewed annually and may not continue to be available to us in future years at acceptable costs and on favorable terms. Liabilities in excess of our insurance coverage could have a material adverse effect on our business, financial condition or results of operations and the trading price of our common stock. See “Other Legal Proceedings” and “Professional and General Liability Coverage”.

We may write-off intangible assets, such as goodwill.

          Our intangible assets, which consist primarily of goodwill, are subject to annual impairment testing. Under current accounting standards, goodwill is tested for impairment on an annual basis and we may be subject to impairment losses as circumstances after an acquisition change. If we record an impairment loss related to our goodwill, it could have a material adverse effect on our results of operations for the year in which the impairment is recorded.

We may not effectively manage our growth.

          We have experienced rapid growth in our business and number of our employees and affiliated physicians in recent years. Continued rapid growth may impair our ability to provide our services efficiently and to manage our employees adequately. While we are taking steps to manage our growth, our future results of operations could be materially adversely affected if we are unable to do so effectively.

We may not be able to maintain effective and efficient information systems.

          Our operations are dependent on uninterrupted performance of our information systems. Failure to maintain reliable information systems or disruptions in our information systems could cause disruptions in our business operations, including errors and delays in billings and collections, difficulty satisfying requirements under hospital contracts, disputes with patients and payors, violations of patient privacy and confidentiality requirements and other regulatory requirements, increased administrative expenses and other adverse consequences, any or all of which could have a material adverse effect on us.

Our quarterly results will likely fluctuate from period to period.

          We have historically experienced and expect to continue to experience quarterly fluctuations in net patient service revenue and net income. For example, we typically experience negative cash flow from operations in the first quarter of each year, principally as a result of bonus payments to affiliated physicians. In addition, a significant number of our employees and associated professional contractors (primarily affiliated physicians) exceed the level of taxable wages for social security during the first and second quarters. As a result, we incur a significantly higher payroll tax burden and our net income is lower during those quarters. Moreover, a lower number of calendar days are present in the first and second quarters of the year as compared to the remainder of the year. Because we provide services in the NICU on a 24 hour basis, 365 days a year, any reduction in service days will have a corresponding reduction in net patient service revenue. We also have significant fixed operating costs, including costs for our affiliated physicians, and as a result are highly dependent on patient volume and capacity utilization of our affiliated physicians to sustain profitability. Quarterly results may also be impacted by the timing of acquisitions and any fluctuation in patient volume. As a result, our results of operations for any quarter are not indicative of results of operations for any future period or full year.

The value of our common stock may fluctuate.

          There has been significant volatility in the market price of our common stock and securities of health care companies generally that we believe in many cases has been unrelated to operating performance. In addition, we believe that certain factors, such as legislative and regulatory developments, including announced regulatory investigations, quarterly fluctuations in our actual or anticipated results of operations, lower revenues or earnings than those anticipated by securities analysts, and general economic and financial market conditions, could cause the price of our common stock to fluctuate substantially.

We may not be able to collect reimbursements for our services from third-party payors in a timely manner.

          A significant portion of our net patient service revenue is derived from reimbursements from various third-party payors, including government-sponsored health care plans, private insurance plans and managed care plans, for services provided by our affiliated professional contractors. We are responsible for submitting reimbursement requests to these payors and collecting the reimbursements, and assume the financial risks relating to uncollectible and delayed reimbursements. In the current health care environment, we may continue to experience difficulties in collecting reimbursements because third-party payors may seek to reduce, by appeal or otherwise, or delay reimbursements to which we are entitled for services that our affiliated physicians have provided. If we are not reimbursed fully and in a timely manner for such services, our revenues could be adversely affected.

Hospitals may terminate their agreements with us, our physicians may lose the ability to provide services in hospitals or administrative fees paid to us by hospitals may be reduced.

          Our net patient service revenue is derived primarily from fee-for-service billings for patient care provided within hospital units by our affiliated physicians and from administrative fees paid to us by hospitals. See “Relationships with Our Partners—Hospitals”. Our hospital partners may cancel or not renew their contracts with us or they may reduce or eliminate our administrative fees in the future. To the extent that our arrangements with our hospital partners are canceled, or are not renewed or replaced with other arrangements having at least as favorable terms, our business, financial condition and results of operations could be adversely affected. In addition, to the extent our affiliated physicians lose their privileges in hospitals or hospitals enter into arrangements with other physicians, our business, financial condition and results of operations could be adversely affected.

Our industry is already competitive and could become more competitive.

          The health care industry is highly competitive and subject to continual changes in the methods by which services are provided and the manner in which health care providers are selected and compensated. Because our operations consist primarily of physician services provided within hospital-based units, primarily NICUs, we compete with other health care services companies and physician groups for contracts with hospitals to provide our services to patients. We also face competition from hospitals themselves to provide our services. Companies in other health care industry segments, some of which have greater financial and other resources than ours, may become competitors in providing neonatal, maternal-fetal and pediatric subspecialty care. We may not be able to continue to compete effectively in this industry, additional competitors may enter our markets, and this increased competition may have an adverse effect on our business, financial condition or results of operations.

Unfavorable changes or conditions could occur in the geographic areas where our operations are concentrated.

          A majority of our net patient service revenue in 2003 was generated by our operations in five states. In particular, Texas accounted for approximately 31% of our net patient service revenue in 2003. See “Geographic Coverage”. Adverse changes or conditions affecting these particular markets, such as health care reforms, changes in laws and regulations, reduced Medicaid reimbursements and government investigations, may have a material adverse effect on our financial condition and results of operations.

We are dependent upon our key management personnel for our future success.

          Our success depends to a significant extent on the continued contributions of our key management personnel, including our President and Chief Executive Officer, Roger J. Medel, M.D., for the management of our business and implementation of our business strategy. The loss of Dr. Medel or other key management personnel could have a material adverse effect on our business, financial condition or results of operations and the trading price of our common stock.

Our currently outstanding preferred stock purchase rights could deter takeover attempts.

          We have adopted a preferred share purchase rights plan, under which each outstanding share of our common stock includes a preferred stock purchase right entitling the registered holder, subject to the terms of our rights agreement, to purchase from us a one-thousandth of a share of our series A junior participating preferred stock at an initial exercise price of $150. If a person or group of persons acquires, or announces a tender offer or exchange offer which if consummated would result in the acquisition of, beneficial ownership of 15% or more of the outstanding shares of our common stock, each right will entitle its holder (other than the person or persons acquiring 15% or more of our common stock) to purchase $300 worth of our common stock for $150. Some provisions contained in our rights agreement may have the effect of discouraging a third-party from making an acquisition proposal for Pediatrix and may thereby inhibit a change in control. For example, such provisions may deter tender offers for our shares, which offers may be attractive to shareholders, or deter purchases of large blocks of common stock, thereby limiting the opportunity for shareholders to receive a premium for their shares over the then-prevailing market prices.

Provisions of our articles and bylaws could deter takeover attempts.

          Our amended and restated articles of incorporation authorize our board of directors to issue up to 1,000,000 shares of undesignated preferred stock and to determine the powers, preferences and rights of these shares, without shareholder approval. This preferred stock could be issued with voting, liquidation, dividend and other rights superior to those of the holders of common stock. The issuance of preferred stock under some circumstances could have the effect of delaying, deferring or preventing a change in control. In addition, provisions in our amended and restated bylaws, including those relating to calling shareholder meetings, taking action by written consent and other matters, could render it more difficult or discourage an attempt to obtain control of Pediatrix through a proxy contest or consent solicitation. These provisions could limit the price that some investors might be willing to pay in the future for our shares of common stock.

ITEM 2. PROPERTIES

          Our corporate office building is located in Sunrise, Florida and contains approximately 80,000 square feet of office space. During 2003, we purchased our corporate office building which was previously leased under an operating lease agreement, and we leased space in other facilities in various states for our business and medical offices, storage space and temporary housing of medical staff having an aggregate annual rent of approximately $6,650,000. See Note 9 to our Consolidated Financial Statements included in Item 8 of this Annual Report. We believe that our facilities and equipment are in good condition in all material respects and sufficient for our present needs.

ITEM 3. LEGAL PROCEEDINGS

          The information required by this Item is included in Item I of this Annual Report under “Government Investigations” and “Other Legal Proceedings”.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of security holders during the three months ended December 31, 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

          Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “PDX”. The high and low sales price for a share of our common stock for each quarter during our last two fiscal years is set forth below, as reported in the NYSE consolidated transaction reporting system:

	High	Low
2002
First Quarter	$42.44	$33.00
Second Quarter	48.60	22.74
Third Quarter	34.75	21.70
Fourth Quarter	42.00	31.25
2003
First Quarter	$41.95	$23.04
Second Quarter	42.90	24.60
Third Quarter	48.84	35.85
Fourth Quarter	57.25	45.94

           As of March 8, 2004, we had approximately 85 holders of record of our common stock, and the closing sales price on that date for our common stock was $61.24 per share. We believe that the number of beneficial owners of our common stock is substantially greater than the number of record holders because a significant number of shares of our common stock is held of record through brokerage firms in “street name”.

Dividend Policy

          We did not declare or pay any cash dividends on our common stock in 2002 or 2003, nor do we currently intend to declare or pay any cash dividends in the future, because we intend to retain all earnings for the operation and expansion of our business. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, results of operations, capital requirements, our general financial condition, general business conditions and contractual restrictions on payment of dividends, if any, as well as such other factors as our Board of Directors may deem relevant. Our revolving line of credit restricts our ability to declare and pay cash dividends. See Item 7 of this Annual Report under “Liquidity and Capital Resources.”

ITEM 6. SELECTED FINANCIAL DATA

          The selected consolidated financial data set forth as of and for each of the five years in the period ended December 31, 2003, have been derived from our audited Consolidated Financial Statements. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and the related notes included in Items 7 and 8, respectively, of this Annual Report.

	Years Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share and other operating data)
Consolidated Income Statement Data:
Net patient service revenue(1)(2)	$227,042	$243,075	$354,595	$465,481	$551,197

Operating expenses:
Practice salaries and benefits	126,972	148,476	197,581	263,165	310,778
Practice supplies and other operating expenses	9,341	11,022	14,297	15,791	18,588
General and administrative expenses	33,655	44,895	62,841	68,315	76,537
Depreciation and amortization	12,068	13,810	21,437	6,135	8,405

Total operating expenses	182,036	218,203	296,156	353,406	414,308

Income from operations	45,006	24,872	58,439	112,075	136,889
Investment income	296	358	309	818	482
Interest expense	(2,697)	(3,771)	(2,538)	(1,156)	(1,372)

Income before income taxes	42,605	21,459	56,210	111,737	135,999
Income tax provision	17,567	10,473	25,782	42,961	51,671

Net income	$25,038	$10,986	$30,428	$68,776	$84,328

Per Share Data:
Net income per common share:
Basic	$1.61	$0.70	$1.44	$2.68	$3.55

Diluted	$1.58	$0.68	$1.36	$2.58	$3.43

Weighted average shares used in computing net income per common share:
Basic	15,513	15,760	21,159	25,622	23,742

Diluted	15,860	16,053	22,478	26,629	24,577

ITEM 6. SELECTED FINANCIAL DATA, Continued

	Years Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share and other operating data)
Other Operating Data:
Number of physicians at end of period	434	452	588	622	690
Number of births	337,480	381,602	450,205	501,832	522,612
NICU admissions	33,942	39,272	48,186	55,121	57,239
NICU patient days	548,064	637,957	804,293	983,733	1,087,753
Consolidated Balance Sheet Data:
Cash and cash equivalents	$825	$3,075	$27,557	$73,195	$27,896
Working capital (deficit)(3)	(16,352)	2,108	34,381	79,555	24,512
Total assets	334,790	324,734	573,099	648,679	717,594
Total liabilities	105,903	82,834	94,247	100,681	145,216
Borrowings under line of credit	48,393	23,500	—	—	—
Long-term debt and capital lease obligations, including current maturities	2,350	—	3,206	2,489	1,864
Shareholders’ equity	228,887	241,900	478,852	547,998	572,378

(1)	The Company adds new physician practices as a result of acquisitions and the addition of new hospital contracts. In addition, the Company acquired an independent laboratory specializing in newborn metabolic screening in May 2003. The increase in net patient service revenue related to acquisitions (including our acquisition of Magella in May 2001) and the addition of new hospital contracts was approximately $49.5 million, $13.9 million, $86.6 million, $69.8 million and $30.1 million for the years ended December 31, 1999, 2000, 2001, 2002 and 2003, respectively.

(2)	Net patient service revenue for the year ended December 31, 2000, included a charge of $6.5 million, which was recorded during the three months ended June 30, 2000, to increase the allowance for contractual adjustments and uncollectible accounts.

(3)	At December 31, 1999 and 2000, the balance outstanding on the Company’s line of credit was classified as a current liability.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 8 of this Annual Report. This discussion contains forward-looking statements. Please see Item 1 of this Annual Report, including the section entitled “Risk Factors”, for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. The operating results for the periods presented were not significantly affected by inflation.

OVERVIEW

          Pediatrix is the nation’s largest health care services company focused on physician services for newborn, maternal-fetal and other pediatric subspecialty care. Our national network is comprised of 690 affiliated physician specialists, including 540 neonatal physicians, who provide clinical care in 30 states and Puerto Rico, primarily within hospital-based neonatal intensive care units (NICUs) to babies born prematurely or with medical complications. Our affiliated neonatal physician specialists staff and manage clinical activities at more than 200 NICUs, and our 81 affiliated maternal-fetal medicine subspecialists provide care to expectant mothers experiencing complicated pregnancies in many areas where our neonatal physicians practice. Our network includes other pediatric subspecialists, including 33 pediatric intensivists, 20 pediatric cardiologists and 16 pediatric hospitalists. In addition, we believe that Pediatrix is the nation’s largest provider of hearing screens to newborns and the nation’s largest private provider of metabolic screening services to newborns.

          During 2003, we completed the acquisition of an independent laboratory specializing in newborn metabolic screening. Additionally, we acquired seven physician group practices, consisting of four neonatal groups, two pediatric cardiology practices and one pediatric intensive care unit. We also added four NICU practices through new hospital contracts.

Geographic Coverage and Payor Mix

          During 2001, 2002 and 2003, approximately 59%, 62% and 60%, respectively, of our net patient service revenue was generated by operations in our five largest states. Over those same periods, our operations in Texas accounted for approximately 29%, 33% and 31% of our net patient service revenue. Although we continue to seek to diversify the geographic scope of our operations, primarily through acquisitions of physician group practices, we may not be able to implement successfully or realize the expected benefits of any of these initiatives. Adverse changes or conditions affecting markets in which our operations are concentrated, such as health care reforms, changes in laws and regulations, reduced Medicaid reimbursements, or government investigations, may have a material adverse effect on our business, financial condition and results of operations.

          We bill payors for professional services provided by our affiliated physicians to our patients based upon rates for specific services provided. Our billed charges are substantially the same for all parties in a particular geographic area regardless of the party responsible for paying the bill for our services. We determine our net patient service revenue based upon the difference between our gross fees for services and our estimated ultimate collections from payors. Net patient service revenue differs from gross fees due to (i) Medicaid reimbursements at government-established rates, (ii) managed care payments at contracted rates, (iii) various reimbursement plans and negotiated reimbursements from other third parties, and (iv) discounted and uncollectible accounts of private pay patients.

          Our payor mix is comprised of government (principally Medicaid), contracted managed care, other third parties and private pay patients. We benefit from the fact that most of the medical services provided in the NICU or PICU are classified as emergency services, a category typically classified as a covered service by managed care payors. In addition, we benefit when patients are covered by Medicaid, despite Medicaid’s lower reimbursement rates as compared with other payors, because typically these patients would not otherwise be able to pay for services due to lack of insurance coverage. However, a significant increase in the government component of our payor mix at the expense of other third-party payors could result in a reduction in our average reimbursement rates and in the absence of increased patient volume or improved reimbursement from contracted managed care or other third parties, could have a material adverse effect on our business, financial condition and results of operations. The following is a summary of our payor mix, expressed as a percentage of net patient service revenue, exclusive of administrative fees, for the periods indicated.

	Years Ended December 31,
	2001	2002	2003
Government	23%	23%	25%
Contracted managed care	49%	55%	58%
Other third parties	27%	21%	16%
Private pay patients	1%	1%	1%

	100%	100%	100%

          The payor mix shown above is not necessarily representative of the amount of services provided to patients covered under these plans. For example, services provided to patients covered under government programs represented approximately 48% of our total gross patient service revenue but only 25% of our net patient service revenue during 2003.

Quarterly Results

          The following table presents certain unaudited quarterly financial data for each of the quarters in the years ended December 31, 2002 and 2003. This information has been prepared on the same basis as our Consolidated Financial Statements contained in Item 8 of this Annual Report and includes, in our opinion, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with our Consolidated Financial Statements and the related notes. We have historically experienced and expect to continue to experience quarterly fluctuations in net patient service revenue and net income. These fluctuations are primarily due to the following factors:

•	A significant number of our employees and our associated professional contractors, primarily physicians, exceed the level of taxable wages for social security during the first and second quarters of the year. As a result, we incur a significantly higher payroll tax burden and our net income is lower during those quarters.

•	A lower number of calendar days are present in the first and second quarters of the year as compared to the remainder of the year. Because we provide services in NICUs on a 24 hour basis, 365 days a year, any reduction in service days will have a corresponding reduction in net patient service revenue.

          We have significant fixed operating costs, including physician costs, and, as a result, are highly dependent on patient volume and capacity utilization of our affiliated professional contractors to sustain profitability. Additionally, quarterly results may be impacted by the timing of acquisitions and fluctuations in patient volume. As a result, the operating results for any quarter are not necessarily indicative of results for any future period or for the full year.

	2002 Quarters				2003 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(in thousands, except for per share data)
Net patient service revenue	$107,282	$116,223	$122,502	$119,474	$126,200	$133,701	$145,514	$145,782

Operating expenses:
Practice salaries and benefits	62,534	65,183	68,232	67,216	74,616	75,648	80,196	80,318
Practice supplies and other operating expenses	3,489	3,954	3,997	4,351	4,065	4,718	4,778	5,027
General and administrative expenses	17,572	17,740	17,483	15,520	18,301	19,006	19,843	19,387
Depreciation and amortization	1,465	1,463	1,520	1,687	1,650	1,903	2,495	2,357

Total operating expenses	85,060	88,340	91,232	88,774	98,632	101,275	107,312	107,089

Income from operations	22,222	27,883	31,270	30,700	27,568	32,426	38,202	38,693
Other expense, net	(130)	(65)	(67)	(76)	(151)	(354)	(341)	(44)

Income before income taxes	22,092	27,818	31,203	30,624	27,417	32,072	37,861	38,649
Income tax provision	8,616	10,851	11,857	11,637	10,418	12,187	14,388	14,678

Net income	$13,476	$16,967	$19,346	$18,987	$16,999	$19,885	$23,473	$23,971

Per share data:
Net income per common and common equivalent share:
Basic	$.53	$.64	$.75	$.75	$.70	$.84	$1.01	$1.02

Diluted	$.51	$.62	$.73	$.73	$.68	$.82	$.97	$.97

Application of Critical Accounting Policies and Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reporting of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Note 2 to our Consolidated Financial Statements provides a summary of our significant accounting policies, which are all in accordance with generally accepted accounting policies in the United States. Certain of our accounting policies are critical to understanding our Consolidated Financial Statements because their application requires management to make assumptions about future results and depends to a large extent on management’s judgment, because past results have fluctuated and are expected to continue to do so in the future.

          We believe that the application of the accounting policies described in the following paragraphs are highly dependent on critical estimates and assumptions that are inherently uncertain and highly susceptible to change. For all these policies, we caution that future events rarely develop exactly as estimated, and the best estimates routinely require adjustment. On an ongoing basis, we evaluate our estimates and assumptions, including those discussed below.

Revenue Recognition

          We recognize patient service revenue at the time services are provided by our affiliated physicians. Patient service revenue is presented net of an estimated provision for contractual adjustments and uncollectibles. Management estimates allowances for contractual adjustments and uncollectibles on accounts receivable based on historical and other factors, including an evaluation of expected adjustments and delinquency rates, past adjustment and collection experience in relation to amounts billed, current economic conditions and other relevant information. Contractual adjustments result from the difference between the physician rates for services performed and reimbursements by government-sponsored health care programs and insurance companies for such services. The evaluation of these historical and other factors involves complex, subjective judgments. Our Consolidated Financial Statements may be materially and adversely affected if actual adjustments and uncollectibles exceed management’s estimated provision as a result of changes in these factors.

Professional Liability Coverage

          We maintain professional liability insurance policies with third-party insurers on a claims-made basis, subject to deductibles, exclusions and other restrictions. We self-insure our liabilities to pay deductibles under our professional liability insurance coverage through a wholly-owned captive insurance subsidiary. We record a liability for self-insured deductibles and an estimate of liabilities for claims incurred but not reported based on an actuarial valuation using historical loss patterns. An inherent assumption in such estimates is that historical loss patterns can be used to predict future patterns with reasonable accuracy. Because many factors can affect historical and future loss patterns, the determination of an appropriate reserve involves complex, subjective judgment, and actual results may vary significantly from estimates. Insurance liabilities are necessarily based on estimates including claim frequency and severity as well as health care inflation. Liabilities for claims incurred but not reported are not discounted.

Goodwill

          We record acquired assets and liabilities at their respective fair values, recording to goodwill the excess of cost over the fair value of the net assets acquired, including identifiable intangible assets. Goodwill related to acquisitions completed prior to July 1, 2001 was amortized through the year ended December 31, 2001 on a straight-line basis over 25 years. In accordance with the provisions of Statement of Financial Accounting Standards, No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets,” no goodwill amortization was recorded for the years ended December 31, 2002 and 2003. See Note 2 to our Consolidated Financial Statements included in Item 8 of this Annual Report.

          We test goodwill for impairment at an operating segment level, known as a reporting unit, on at least an annual basis using a two-step test. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, a second step is performed to determine the amount of any impairment loss. We use income and market-based valuation approaches to determine the fair value of our reporting units. These approaches focus on discounted cash flows and market multiples to derive the fair value of a reporting unit. We also consider the economic outlook for the healthcare services industry and various other factors during the testing process, including hospital and physician contract changes, local market developments, changes in third-party payor payments, and other publicly-available information.

Other Matters

          Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of our Consolidated Financial Statements. For example, our Consolidated Financial Statements are presented on a consolidated basis with our affiliated professional associations, corporations and partnerships (“affiliated professional contractors”) because we or one of our subsidiaries have entered into management agreements with our affiliated professional contractors meeting the criteria set forth in the Emerging Issues Task Force Issue 97-2 for a “controlling financial interest”. Our management agreements are further described in Note 2 to our Consolidated Financial Statements included in Item 8 of this Annual Report. The policies described in Note 2 often require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance and such matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standard setters and regulators appear reasonably likely to cause a material change in our accounting policies, outcomes cannot be predicted with certainty.

Government Investigations

          In June 2002, we received a written request from the FTC to submit information on a voluntary basis in connection with an investigation of issues of competition related to our May 2001 acquisition of Magella and our business practices generally. In February 2003, we received additional information requests from the FTC in the form of a Subpoena and Civil Investigative Demand. Pursuant to these requests, we produced documents and information relating to the acquisition and our business practices in certain markets. We have also provided on a voluntary basis additional information and testimony on issues related to the investigation. At this time, the investigation remains active and ongoing and we are cooperating fully with the FTC.

          Beginning in April 1999, we received requests from various federal and state investigators for information relating to our billing practices for services reimbursed by Medicaid and the United States Department of Defense’s TRICARE program for military dependants and retirees. Since then, a number of the individual state investigations were resolved through agreements to refund certain overpayments and reimburse certain costs to the states. In June 2003, we were advised by a United States Attorney’s Office that it was conducting a civil investigation with respect to our Medicaid billing practices nationwide. This federal Medicaid investigation, the TRICARE investigation, and related state inquiries are now being coordinated and are active and ongoing. We are cooperating fully with federal and state authorities with respect to these investigations and inquiries.

          In November 2003, our maternal-fetal practice in Las Vegas, Nevada was served with a search warrant by the State of Nevada. The warrant requested information concerning Medicaid billings for maternal-fetal care provided by us in that state. We do not know the basis for the warrant or the nature of the issues relating to this investigation. We are cooperating fully with appropriate officials in this investigation.

          Currently management remains unable to predict the timing or the outcome of these investigations and inquiries and whether they will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations and the trading price of our common stock.

RESULTS OF OPERATIONS

          The following table sets forth, for the periods indicated, certain information related to our operations expressed as a percentage of our net patient service revenue (patient billings net of contractual adjustments and uncollectibles, and including administrative fees):

	Years Ended December 31,
	2001	2002	2003
Net patient service revenue	100%	100%	100%

Operating expenses:
Practice salaries and benefits	55.7	56.5	56.4
Practice supplies and other operating expenses	4.1	3.4	3.4
General and administrative expenses	17.7	14.7	13.9
Depreciation and amortization	6.0	1.3	1.5

Total operating expenses	83.5	75.9	75.2

Income from operations	16.5	24.1	24.8
Other expense, net	(.6)	(.1)	(.1)

Income before income taxes	15.9	24.0	24.7
Income tax provision	7.3	9.2	9.4

Net income	8.6%	14.8%	15.3%

Year Ended December 31, 2003 as Compared to Year Ended December 31, 2002

          Our net patient service revenue increased $85.7 million, or 18.4%, to $551.2 million for the year ended December 31, 2003, as compared to $465.5 million for the same period in 2002. Of this $85.7 million increase, $30.1 million, or 35.1%, was primarily attributable to revenue generated from acquisitions completed during 2002 and 2003 and the addition of new hospital contracts. During 2003, we increased the pace of acquisitions with the addition of seven group practices and a metabolic screening laboratory. Same unit patient service revenue increased $55.6 million, or 12.4%, for the year ended December 31, 2003. The increase in same unit net patient service revenue was primarily the result of: (i) changes in reimbursement for our services due to modifications to billing codes implemented by the American Medical Association in early 2003; (ii) an increase in neonatal intensive care patient days of 4.2%; (iii) modest price increases implemented on January 1, 2003, (iv) increased revenue from volume growth in maternal-fetal services and other services including hearing screens and newborn nursery services provided at existing practices; and (v) improved managed care contracting processes. The American Medical Association modified neonatal codes in 2003 to more closely align such codes with the services provided. Same units are those units at which we provided services for the entire current period and the entire comparable prior period.

          Practice salaries and benefits increased $47.6 million, or 18.1%, to $310.8 million for the year ended December 31, 2003, as compared to $263.2 million for the same period in 2002. The increase was attributable to: (i) costs associated with new physicians and other staff to support acquisition-related growth and volume growth at existing units; (ii) an increase in incentive compensation as a result of same unit growth and operational improvements at the physician practice level; and (iii) an increase in professional liability and group health insurance costs. We continue to realize a significant growth in physician incentive compensation as many of our affiliated physicians participate in a performance-based incentive program. We believe that this program has positively impacted our retention and recruitment of physicians. During 2003, the Company recorded approximately $54.0 million in physician incentive compensation expense compared to approximately $36.3 million in 2002.

          Practice supplies and other operating expenses increased $2.8 million, or 17.7%, to $18.6 million for the year ended December 31, 2003, as compared with $15.8 million for the same period in 2002. The increase was attributable to supply and other operating costs related to acquired and new units at which we provide services and our recent acquisition of a metabolic screening laboratory.

          General and administrative expenses include all salaries, benefits, supplies and other operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collection functions. General and administrative expenses increased $8.2 million, or 12.0%, to $76.5 million for the year ended December 31, 2003, as compared to $68.3 million for the same period in 2002. This $8.2 million increase was primarily due to: (i) salaries and benefits as a result of the continued growth of the Company, (ii) increased professional and consulting fees, (iii) increased legal fees due to government investigations, and (iv) increased insurance costs. General and administrative expenses for the year ended December 31, 2002 include settlement costs of $1.3 million related to a Colorado Medicaid investigation.

          Depreciation and amortization expense increased by $2.3 million, or 37.0%, to $8.4 million for the year ended December 31, 2003, as compared to $6.1 million for the same period in 2002. This $2.3 million increase is attributable to: (i) amortization of identifiable intangible assets related to our acquisitions; (ii) depreciation related to the purchase of computer hardware and software, furniture, equipment and improvements at our corporate headquarters and regional offices; and (iii) depreciation related to our corporate offices, which we purchased in September 2003 for approximately $10.1 million.

          Income from operations increased $24.8 million, or 22.1%, to $136.9 million for the year ended December 31, 2003, as compared with $112.1 million for the same period in 2002. Our operating margin increased 0.7 percentage points to 24.8% for the year ended December 31, 2003, as compared to 24.1% for the same period in 2002. The increase in operating margin is directly attributable to a reduction in general and administrative expenses as a percent of revenue.

          We recorded net interest expense (investment income less interest expense) of $890,000 for the year ended December 31, 2003, as compared with net interest expense of $338,000 for the same period in 2002. The increase in net interest expense is primarily due to the use of cash on hand and borrowings under our line of credit to fund acquisitions and repurchase shares of our common stock under repurchase programs approved by our Board of Directors. See “Liquidity and Capital Resources.”

          Our effective income tax rates were 38.0% and 38.4% for the years ended December 31, 2003 and 2002, respectively.

          Net income increased to $84.3 million for the year ended December 31, 2003, as compared to $68.8 million for the same period in 2002.

          Diluted net income per common and common equivalent share was $3.43 on weighted average shares of 24.6 million for the year ended December 31, 2003, as compared to $2.58 on weighted average shares of 26.6 million for the same period in 2002. The net decrease in weighted average shares outstanding was due to the weighted average impact of approximately 4.7 million shares purchased under our repurchase programs, offset in part by an increase in outstanding shares due to stock option exercises and shares issued under our employee stock purchase plans.

Year Ended December 31, 2002 as Compared to Year Ended December 31, 2001

          Our net patient service revenue increased $110.9 million, or 31.3%, to $465.5 million for the year ended December 31, 2002, as compared with $354.6 million for the same period in 2001. Of this $110.9 million increase, $69.8 million, or 62.9%, was attributable to acquired and new units at which we provide services, including units that were added in connection with our acquisition of Magella in May 2001. Same unit patient service revenue increased $41.1 million, or 15.6%, for the year ended December 31, 2002. The increase in same unit net patient service revenue was primarily the result of: (i) modest price increases implemented on June 1, 2001; (ii) improved collection rates; (iii) an increase in patient days of 5.5%; (iv) improved managed care contracting processes; and (v) increased revenue from new services provided in existing practices. Same units are those units at which we provided services for the entire current period and the entire comparable period.

          Practice salaries and benefits increased $65.6 million, or 33.2%, to $263.2 million for the year ended December 31, 2002, as compared with $197.6 million for the same period in 2001. The increase was attributable to: (i) costs associated with new physicians and other clinical staff as a result of our acquisition of Magella and to support new unit growth and volume growth at existing units; (ii) an increase in incentive compensation as a result of same unit growth and operational improvements at the physician practice level; and (iii) an increase in professional liability insurance costs.

          Practice supplies and other operating expenses increased $1.5 million, or 10.5%, to $15.8 million for the year ended December 31, 2002, as compared with $14.3 million for the same period in 2001. The increase was attributable to new units at which we provide services, including units that were obtained in connection with the acquisition of Magella.

          General and administrative expenses include all salaries, benefits, supplies and other operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collection functions. General and administrative expenses increased $5.5 million, or 8.7%, to $68.3 million for the year ended December 31, 2002, as compared to $62.8 million for the same period in 2001. This $5.5 million increase was primarily due to: (i) increased costs for services provided to the practices added by the acquisition of Magella; (ii) settlement costs of $1.3 million related to the Colorado Medicaid investigation; (iii) salaries and benefits incurred as we continued our efforts to regionalize our operations; (iv) the growth in information services for the development and support of clinical and operational systems; (v) legal fees related to the Colorado Medicaid investigation, which was concluded in April 2002, and the Federal Trade Commission investigation initiated in June 2002; and (vi) increased insurance costs.

          Depreciation and amortization expense decreased by $15.3 million, or 71.4%, to $6.1 million for the year ended December 31, 2002, as compared with $21.4 million for the same period in 2001, primarily as a result of the adoption of the nonamortization provisions of FAS 142 as discussed in Note 2 to our Consolidated Financial Statements. Excluding the impact of goodwill amortization for the year ended December 31, 2001, depreciation and amortization increased $1.3 million, primarily due to fixed assets acquired in connection with our acquisition of Magella.

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

          Our effective income tax rates were 38.4% and 45.9% for the years ended December 31, 2002 and 2001, respectively. The decrease in the tax rate for the year ended December 31, 2002 was primarily due to the elimination of non-deductible goodwill amortization as required under the provisions of FAS 142. See Note 2 to our Consolidated Financial Statements.

          Net income increased to $68.8 million for the year ended December 31, 2002, as compared to $30.4 million for the same period in 2001. Excluding the impact of goodwill amortization expense for the year ended December 31, 2001, net income increased by $24.4 million.

          Diluted net income per common and common equivalent share was $2.58 on weighted average shares of 26.6 million for the year ended December 31, 2002, as compared to $1.36 on the weighted average shares of 22.5 million for same period in 2001. Excluding the impact of goodwill amortization expense, diluted net income per common and common equivalent share would have been $1.98 for the year ended December 31, 2001. The significant net increase in weighted average shares outstanding was due to: (i) the shares issued in connection with the acquisition of Magella which were outstanding from May 15, 2001; (ii) the dilutive effect of convertible subordinated notes and stock options assumed in connection with the acquisition of Magella; and (iii) an increase in outstanding shares due to stock option exercises and shares issued under our employee stock purchase plans, offset by a decrease in shares due to the weighted average impact of approximately 1.7 million shares purchased in 2002 under a stock repurchase program approved by our Board of Directors.

LIQUIDITY AND CAPITAL RESOURCES

          As of December 31, 2003, we had approximately $27.9 million of cash and cash equivalents on hand as compared to $73.2 million at December 31, 2002. Additionally, we had working capital of approximately $24.5 million at December 31, 2003, a decrease of $55.1 million from working capital of $79.6 million at December 31, 2002. The decrease in working capital is primarily due to the use of cash on hand and cash generated from operations to repurchase shares of our common stock (as described below), fund the acquisition of various physician group practices and a metabolic screening laboratory, and purchase our corporate office.

          We generated cash flow from operating activities of $90.3 million, $97.8 million and $118.0 million for the years ended December 31, 2001, 2002 and 2003, respectively. We realized an increase in cash provided from operating activities in 2003 as compared to 2002 due to improved year-over-year operating results. In addition, we generated proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plans of approximately $15.8 million, $32.1 million and $27.9 million for the years ended December 31, 2001, 2002 and 2003, respectively.

          Since July 2002, we have purchased approximately 4.7 million shares of our common stock at a cost of approximately $150 million under three repurchase programs approved by our Board of Directors. During 2002, we completed our first repurchase program buying approximately 1.7 million shares of our common stock for approximately $50 million. During 2003, we completed two additional repurchase programs buying approximately 3.0 million shares of our common stock for an aggregate amount of approximately $100 million. All repurchases were made in the open market, subject to market conditions and trading restrictions.

          During 2003, we completed the acquisition of an independent laboratory specializing in newborn metabolic screening and acquired seven physician group practices, using approximately $75.2 million in cash. We also purchased our corporate office building in 2003 for approximately $10.1 million in cash pursuant to a lease purchase option. The building had been leased under an operating lease agreement with a LIBOR-based variable interest rate. During 2003, we made other capital expenditures in the aggregate amount of approximately $5.2 million, primarily for computer equipment and software, furniture, equipment and improvements at our corporate headquarters and regional offices.

          Our repurchase programs, acquisitions and capital expenditures were funded by cash generated from operations and borrowings under our revolving line of credit, which have been subsequently repaid.

          A large majority of our affiliated physicians participate in a performance-based incentive compensation program. Payments due under the program are made annually in the first quarter. As a result, we typically experience negative cash flow from operations in the first quarter of each year and we are required to fund our operations during this period with cash on hand or funds drawn from our line of credit (described below).

          We maintain professional liability insurance policies with third-party insurers, subject to deductibles, exclusions and other restrictions. We self-insure our liabilities to pay deductibles under our professional liability insurance coverage through a wholly-owned captive insurance subsidiary. We record a liability for self-insured deductibles and an estimate of liabilities for claims incurred but not reported based on an actuarial valuation using historical loss patterns. Our current professional liability insurance policy expires May 1, 2004, and we are currently reviewing our coverage options, which could include higher self-insured deductibles and an increase in premium costs. There can be no assurance that we will be able to obtain substantially similar coverage for professional liability insurance upon expiration or that such coverage will be available at acceptable costs or on favorable terms.

          We currently have a revolving line of credit in the amount of $100 million that matures on August 14, 2004 (“Line of Credit”). At our option, our Line of Credit bears interest at either the prime rate or the Eurodollar rate plus an applicable margin rate ranging from 2% to 2.75%. Our Line of Credit is collateralized by substantially all of our current and future assets. We are subject to certain covenants and restrictions specified in our Line of Credit, including covenants that require us to maintain a minimum level of net worth and earnings, comply with laws, and restrict us from paying dividends and making certain other distributions, as specified therein. Failure to comply with these covenants would constitute an event of default under our Line of Credit, notwithstanding our ability to meet our debt service obligations. Our Line of Credit includes various customary remedies for our lenders following an event of default. At December 31, 2003, we are in compliance with such financial covenants and other restrictions. Although we had no outstanding principal balance under our Line of Credit at December 31, 2003, we had outstanding letters of credit which reduced the amount available under our Line of Credit by $6.5 million at December 31, 2003.

          We are currently evaluating a proposal from one of our lenders with respect to syndicating a new revolving credit facility. However, there can be no assurance that we will be able to obtain a new credit facility in the amount and on terms substantially similar to our Line of Credit.

          Based upon our current cash on hand and projected 2004 cash flow from operations, we anticipate that funds generated from operations, together with our current cash on hand, will be sufficient to finance our working capital requirements, anticipated acquisitions and capital expenditures as presently planned, and to meet our contractual obligations for at least the next 12 months. In addition to our contractual obligations (described below), we plan to invest $50 million to $60 million in cash during 2004 on acquisitions.

CONTRACTUAL OBLIGATIONS

          At December 31, 2003, we had certain obligations and commitments under promissory notes, capital leases and operating leases totaling approximately $16.8 million as follows:

	Payments Due (in thousands)
			2005	2007	2009
Obligation	Total	2004	and 2006	and 2008	and Later
Promissory notes	$1,050	$350	$700	$—	$—
Capital leases	814	336	408	70	—
Operating leases	14,926	5,055	8,216	1,386	269

	$16,790	$5,741	$9,324	$1,456	$269

OFF-BALANCE SHEET ARRANGEMENTS

          At December 31, 2003, we did not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, charges in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ACCOUNTING MATTERS

          In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” was issued. This statement elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for interim and annual periods ending after December 15, 2002. The adoption of the initial recognition and initial measurement provisions of FIN 45 did not have a material impact on our financial position or results of operations for the year ended December 31, 2003.

          In January 2003, FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51,” was issued. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain FIN 46 implementation issues. FIN 46 addresses consolidation by business enterprises of variable interest entities (“VIE”). If a company has an interest in a VIE and is at risk for a majority of the VIE’s expected losses or receives a majority of the VIE’s expected gains it shall consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE’s that are considered to be special purpose entities for which the effective date is no later than the first interim or annual period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. During 2003, we evaluated our potential variable interest entities and determined that the provisions of FIN 46 did not impact our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Our Line of Credit and an aircraft operating lease agreement are subject to market risk and interest rate changes. The total amount available under our Line of Credit is $100 million. At our option, the Line of Credit bears interest at either the prime rate or the Eurodollar rate plus an applicable margin rate ranging from 2% to 2.75%. The aircraft operating lease bears interest at a LIBOR-based variable rate. We had no outstanding principal balance under the Line of Credit at December 31, 2003. The outstanding balance related to the aircraft operating lease totaled approximately $5.6 million at December 31, 2003. Considering the total outstanding balances under these instruments at December 31, 2003 of approximately $5.6 million, a 1% change in interest rates would result in an impact to income before income taxes of approximately $56,000 per year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The following Consolidated Financial Statements and Financial Statement Schedule of Pediatrix Medical Group, Inc. and its subsidiaries are included in this Annual Report on the pages set forth below:

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Pediatrix Medical Group, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 8 present fairly, in all material respects, the financial position of Pediatrix Medical Group, Inc. and subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

PricewaterhouseCoopers LLP

Fort Lauderdale, Florida
February 16, 2004

PEDIATRIX MEDICAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$73,195	$27,896
Accounts receivable, net	75,356	94,213
Prepaid expenses	6,083	3,152
Deferred income taxes	5,515	19,354
Other assets	1,206	942

Total current assets	161,355	145,557
Property and equipment, net	16,820	27,194
Goodwill	463,032	527,422
Other assets, net	7,472	17,421

Total assets	$648,679	$717,594

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$76,400	$111,974
Current portion of long-term debt and capital lease obligations	504	686
Income taxes payable	4,896	8,385

Total current liabilities	81,800	121,045
Long-term debt and capital lease obligations	1,985	1,178
Deferred income taxes	13,290	17,429
Deferred compensation	3,606	5,564

Total liabilities	100,681	145,216

Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 50,000 shares authorized; 27,005 and 28,425 shares issued, respectively	270	284
Additional paid-in capital	392,321	432,361
Treasury stock, at cost, 1,692 and 4,665 shares, respectively	(49,998)	(150,000)
Retained earnings	205,405	289,733

Total shareholders’ equity	547,998	572,378

Total liabilities and shareholders’ equity	$648,679	$717,594

The accompanying notes are an integral part of these Consolidated Financial Statements.

PEDIATRIX MEDICAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for per share data)

	Years Ended December 31,
	2001	2002	2003
Net patient service revenue	$354,595	$465,481	$551,197

Operating expenses:
Practice salaries and benefits	197,581	263,165	310,778
Practice supplies and other operating expenses	14,297	15,791	18,588
General and administrative expenses	62,841	68,315	76,537
Depreciation and amortization	21,437	6,135	8,405

Total operating expenses	296,156	353,406	414,308

Income from operations	58,439	112,075	136,889
Investment income	309	818	482
Interest expense	(2,538)	(1,156)	(1,372)

Income before income taxes	56,210	111,737	135,999
Income tax provision	25,782	42,961	51,671

Net income	$30,428	$68,776	$84,328

Per share data:
Net income per common and common equivalent share:
Basic	$1.44	$2.68	$3.55

Diluted	$1.36	$2.58	$3.43

Weighted average shares used in computing net income per common and common equivalent share:
Basic	21,159	25,622	23,742

Diluted	22,478	26,629	24,577

The accompanying notes are an integral part of these Consolidated Financial Statements.

PEDIATRIX MEDICAL GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock
			Additional			Total
	Number of		Paid in	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at December 31, 2000	15,878	$159	$135,540	$—	$106,201	$241,900
Net income	—	—	—	—	30,428	30,428
Common stock issued in connection with the Merger	7,293	73	152,417	—	—	152,490
Fair value of stock options assumed in the Merger	—	—	18,932	—	—	18,932
Common stock issued under employee stock option and stock purchase plans	1,253	13	15,820	—	—	15,833
Common stock issued for convertible notes	537	5	11,867	—	—	11,872
Tax benefit related to employee stock option and stock purchase plans	—	—	7,397	—	—	7,397

Balance at December 31, 2001	24,961	250	341,973	—	136,629	478,852
Net income	—	—	—	—	68,776	68,776
Common stock issued under employee stock option and stock purchase plans	2,044	20	32,091	—	—	32,111
Common stock issued for convertible notes	—	—	128	—	—	128
Treasury stock	—	—	—	(49,998)	—	(49,998)
Tax benefit related to employee stock option and stock purchase plans	—	—	18,129	—	—	18,129

Balance at December 31, 2002	27,005	270	392,321	(49,998)	205,405	547,998
Net income	—	—	—	—	84,328	84,328
Common stock issued under employee stock option and stock purchase plans	1,387	14	27,922	—	—	27,936
Common stock issued for convertible notes	33	—	791	—	—	791
Treasury stock	—	—	—	(100,002)	—	(100,002)
Tax benefit related to employee stock option and stock purchase plans	—	—	11,327	—	—	11,327

Balance at December 31, 2003	28,425	$284	$432,361	$(150,000)	$289,733	$572,378

The accompanying notes are an integral part of these Consolidated Financial Statements.

PEDIATRIX MEDICAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2001	2002	2003
Cash flows from operating activities:
Net income	$30,428	$68,776	$84,328
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	21,437	6,135	8,405
Deferred income taxes	(14,725)	1,497	(9,700)
Changes in assets and liabilities:
Accounts receivable	17,676	(11,505)	(17,368)
Prepaid expenses and other assets	(1,765)	(3,254)	3,516
Other assets	5,436	565	(1,129)
Accounts payable and accrued expenses	22,992	15,504	35,165
Income taxes payable	8,857	20,124	14,817

Net cash provided from operating activities	90,336	97,842	118,034

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(23,734)	(25,735)	(75,243)
Purchase of property and equipment	(7,088)	(7,993)	(15,274)

Net cash used in investing activities	(30,822)	(33,728)	(90,517)

Cash flows from financing activities:
Payments on line of credit, net	(46,900)	—	—
Payments to refinance line of credit	(1,404)	—	—
Payments on long-term debt, capital lease obligations and note payable	(2,561)	(589)	(750)
Proceeds from issuance of common stock	15,833	32,111	27,936
Purchase of treasury stock	—	(49,998)	(100,002)

Net cash used in financing activities	(35,032)	(18,476)	(72,816)

Net increase (decrease) in cash and cash equivalents	24,482	45,638	(45,299)
Cash and cash equivalents at beginning of year	3,075	27,557	73,195

Cash and cash equivalents at end of year	$27,557	$73,195	$27,896

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$2,642	$1,164	$1,280
Income taxes	$23,426	$20,216	$46,555
Non-cash financing activity:
Common stock issued for convertible notes	$11,872	$128	$791

The accompanying notes are an integral part of these Consolidated Financial Statements.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	General:

The principal business activity of Pediatrix Medical Group, Inc. and its subsidiaries (“Pediatrix” or the “Company”) is to provide neonatal, maternal-fetal and other pediatric subspecialty physician services in 30 states and Puerto Rico. The Company has contracts with affiliated professional associations, corporations and partnerships (“affiliated professional contractors”), which are separate legal entities that provide physician services in certain states and Puerto Rico. The Company and its affiliated professional contractors enter into contracts with hospitals to provide physician services, which include (i) fee-for-service contracts, whereby hospitals agree, in exchange for the Company’s services, to authorize the Company and its health care professionals to bill and collect the charges for medical services rendered by the Company’s affiliated health care professionals, and (ii) administrative fee contracts, whereby the Company is assured a minimum revenue level.

2.	Summary of Significant Accounting Policies:

Principles of Presentation

The financial statements include all the accounts of the Company combined with the accounts of the affiliated professional contractors with which the Company currently has specific management arrangements. The financial statements of the Company’s affiliated professional contractors are consolidated with the Company because the Company has established a controlling financial interest in the operations of the affiliated professional contractors, as defined in Emerging Issues Task Force Issue 97-2, through contractual management arrangements. The Company’s agreements with affiliated professional contractors provide that the term of the arrangements are permanent, subject only to termination by the Company, except in the case of gross negligence, fraud or bankruptcy of the Company. The Company has the right to receive income, both as ongoing fees and as proceeds from the sale of its interest in the Company’s affiliated professional contractors, in an amount that fluctuates based on the performance of the affiliated professional contractors and the change in the fair value thereof. The Company has exclusive responsibility for the provision of all non-medical services required for the day-to-day operation and management of the Company’s affiliated professional contractors and establishes the guidelines for the employment and compensation of the physicians. In addition, the agreements provide that the Company has the right, but not the obligation, to purchase, or to designate a person(s) to purchase, the stock of the Company’s affiliated professional contractors for a nominal amount. Separately, in its sole discretion, the Company has the right to assign its interest in the agreements. All significant intercompany and interaffiliate accounts and transactions have been eliminated.

Accounting Pronouncements

In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” was issued. This statement elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for interim and

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

2.	Summary of Significant Accounting Policies, Continued:

annual periods ending after December 15, 2002. The adoption of the initial recognition and initial measurement provisions of FIN 45 did not have a material impact on the Company’s financial position or results of operations for the year ended December 31, 2003.

In January 2003, FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51,” was issued. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain FIN 46 implementation issues. FIN 46 addresses consolidation by business enterprises of variable interest entities (“VIE”). If a company has an interest in a VIE and is at risk for a majority of the VIE’s expected losses or receives a majority of the VIE’s expected gains it shall consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE’s that are considered to be special purpose entities for which the effective date is no later than the first interim or annual period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. During 2003, the Company evaluated its potential variable interest entities and determined that the provisions of FIN 46 did not impact the Company’s financial position or results of operations.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the estimated allowance for contractual adjustments and uncollectibles on accounts receivable, and the estimated liabilities for claims incurred but not reported related to the Company’s professional liability insurance. Actual results could differ from those estimates.

Segment Reporting

The Company operates in a single operating segment for purposes of presenting financial information and evaluating performance. As such, the accompanying Consolidated Financial Statements present financial information in a format that is consistent with the financial information used by management for internal use.

Revenue Recognition

Patient service revenue is recognized at the time services are provided by the Company’s employed physicians. Patient service revenue is presented net of an estimated provision for contractual adjustments and uncollectibles which is charged to operations based on the Company’s evaluation of expected collections resulting from an analysis of current and past due accounts, past collection experience in relation to amounts billed and other relevant information. Contractual adjustments result from the difference between the physician rates for services performed and reimbursements by government-sponsored health care programs and insurance companies for such services.

Accounts receivable are primarily amounts due under fee-for-service contracts from third-party payors, such as insurance companies, self-insured employers and patients and government-sponsored health care programs geographically dispersed throughout the United States and its territories. Concentration of credit

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

2.	Summary of Significant Accounting Policies, Continued:

risk relating to accounts receivable is limited by number, diversity and geographic dispersion of the business units managed by the Company, as well as by the large number of patients and payors, including the various governmental agencies in the states in which the Company provides services. Receivables from government agencies made up approximately 19% and 29% of net accounts receivable at December 31, 2002 and 2003, respectively.

Cash Equivalents

Cash equivalents are defined as all highly liquid financial instruments with maturities of 90 days or less from the date of purchase. The Company’s cash equivalents consist principally of demand deposits, amounts on deposit in money market accounts, mutual funds, and funds invested in overnight repurchase agreements. The Company holds a majority of its cash equivalents with one financial institution.

Property and Equipment

Property and equipment are stated at original purchase cost. Depreciation of property and equipment is computed on the straight-line method over the estimated useful lives. Estimated useful lives are generally 20 years for buildings; three to seven years for medical equipment, computer equipment, software and furniture; and the lease period for leasehold improvements and capital leases. Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in earnings.

Goodwill and Other Intangible Assets

Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 141 (“FAS 141”), “Business Combinations” and the nonamortization provisions of Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets” pertaining to goodwill recorded in connection with acquisitions consummated subsequent to June 30, 2001. Effective January 1, 2002, certain other provisions of FAS 142 were fully adopted. The provisions of FAS 142 require the nonamortization of all goodwill and other indefinite-lived intangible assets and that goodwill and other indefinite-lived intangible assets be tested annually for impairment using a two-step process.

The Company records acquired assets and liabilities at their respective fair values under the purchase method of accounting. Goodwill represents the excess of cost over the fair value of the net assets acquired. Intangible assets with finite lives, principally physician and hospital agreements, are recognized apart from goodwill at the time of acquisition based on the contractual-legal and separability criteria established in FAS 141.

Goodwill is tested for impairment at an operating segment level, known as a reporting unit, on an annual basis using a two-step test. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, a second step is performed to determine the amount of any impairment loss. During 2002, the Company completed its impairment testing as a result of the adoption of FAS 142 in the third quarter of 2002 and determined that goodwill was not impaired. During 2003, the Company completed its annual impairment test in the third quarter of 2003 and determined that goodwill was not impaired. Goodwill related to acquisitions completed prior to July 1, 2001 was amortized through the year ended December 31, 2001 on a straight-line basis over 25 years. No goodwill amortization was recorded for the years ended December 31, 2002 and 2003. Intangible assets with finite lives are amortized over a period of 4 to 20 years.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

2.	Summary of Significant Accounting Policies, Continued:

Excluding the impact of amortization expense, net of tax, for the years ended December 31, 2001, 2002 and 2003, pro forma net income and net income per share is as follows:

	Years Ended December 31,
	2001	2002	2003
	(in thousands, except per share data)
Net income, as reported	$30,428	$68,776	$84,328
Add: Goodwill amortization, net of tax	13,974	—	—

Pro forma net income	$44,402	$68,776	$84,328

Net income per share:
As reported:
Basic	$1.44	$2.68	$3.55
Diluted	$1.36	$2.58	$3.43
Pro forma:
Basic	$2.10	$2.68	$3.55
Diluted	$1.98	$2.58	$3.43

Long-Lived Assets

The Company evaluates long-lived assets, including intangible assets subject to amortization, at least annually and records an impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. The recoverability of such assets is measured by a comparison of the carrying value of the assets to the future undiscounted cash flows before interest charges to be generated by the assets. If long-lived assets are impaired, the impairment to be recognized is measured as the excess of the carrying value over the fair value. Long-lived assets to be disposed of are reported at the lower of the carrying value or fair value less disposal costs. The Company does not believe there are any indicators that would require an adjustment to such assets or their estimated periods of recovery at December 31, 2003 pursuant to the current accounting standards.

Treasury Stock

Effective with the beginning of the third quarter of 2002, the Company began repurchasing and holding shares of its common stock as treasury stock. The Company records its common stock repurchases at reacquisition cost using the cost method of accounting for treasury stock. Treasury stock is reported as a reduction in shareholders’ equity.

Professional Liability Coverage

The Company maintains professional liability insurance policies with third-party insurers, subject to deductibles, exclusions and other restrictions. The Company self-insures its liabilities to pay deductibles under its professional liability insurance coverage through a wholly-owned captive insurance subsidiary. The Company records a liability for self-insured deductibles and an estimate of liabilities for claims incurred but not reported based on an actuarial valuation using historical loss patterns. Liabilities for claims incurred but not reported are not discounted.

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

Stock Options

The Company accounts for stock-based compensation to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense for stock options issued to employees is reflected in the consolidated statements of income, because the market value of the Company’s stock equals the exercise price on the day options are granted. To the extent the Company realizes an income tax benefit from the exercise of certain stock options, this benefit results in a decrease in current income taxes payable and an increase in additional paid-in capital.

Had compensation expense been determined based on the fair value accounting provisions of Statement of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share would have been reduced to the pro forma amounts below:

	Years Ended December 31,
	2001	2002	2003
	(in thousands, except per share data)
Net income, as reported	$30,428	$68,776	$84,328
Deduct: Total stock-based employee compensation expense determined under fair value accounting rules, net of related tax effect	(9,338)	(10,451)	(10,999)

Pro forma net income	$21,090	$58,325	$73,329

Net income per share:
As reported:
Basic	$1.44	$2.68	$3.55
Diluted	$1.36	$2.58	$3.43
Pro forma:
Basic	$1.00	$2.28	$3.09
Diluted	$0.98	$2.25	$3.05

The fair value of each option or share to be issued is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001, 2002 and 2003: dividend yield of 0% for all years; expected volatility of 71%, 58% and 56%, respectively, and risk-free interest rates of 4.6%, 3.6% and 2.9%, respectively, for options with expected lives of five years (officers and physicians of the Company) and 3.9%, 3.1% and 2.2%, respectively, for options with expected lives of three years (all other employees of the Company).

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

3.	Accounts Receivable and Net Patient Service Revenue:

Accounts receivable consists of the following:

	December 31,
	2002	2003
	(in thousands)
Gross accounts receivable	$210,783	$294,022
Allowance for contractual adjustments and uncollectibles	(135,427)	(199,809)

	$75,356	$94,213

Net patient service revenue consists of the following:

	Years Ended December 31,
	2001	2002	2003
	(in thousands)
Gross patient service revenue	$835,137	$1,071,475	$1,363,380
Contractual adjustments and uncollectibles	(500,284)	(630,237)	(841,622)
Hospital contract administrative fees	19,742	24,243	29,439

	$354,595	$465,481	$551,197

During 2002, the Company realized a decrease in contractual adjustments and uncollectibles as a percentage of gross revenue due to (i) the realization of improved reimbursement from non-contracted payors related to the 2001 price increase, (ii) improved contracting processes with managed care payors, and (iii) improved collections as a result of the Company’s regional collection structure.

During 2003, the Company realized an increase in contractual adjustments and uncollectibles as a percentage of gross revenue due to (i) changes in billing codes introduced by the American Medical Association in early 2003 which resulted in reduced collection rates for the specific codes impacted, and (ii) the impact of modest price increases implemented on January 1, 2003 partially offset by a decrease in contractual adjustments and uncollectibles as a percentage of gross revenue as a result of improved managed care contracting processes. As a result of the modest price increases, contractual adjustments and uncollectibles increased as a percentage of gross patient service revenue in 2003. This increase is primarily due to government-sponsored health care programs, like Medicaid, that generally provide for reimbursements on a fee schedule basis rather than on a gross charge basis. Since the Company bills government-sponsored health care programs, like other payors, on a gross charge basis, the Company increased the provision for contractual adjustments and uncollectibles by the amount of any price increase, resulting in a higher contractual adjustment percentage.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

4.	Property and Equipment:

Property and equipment consist of the following:

	December 31,
	2002	2003
	(in thousands)
Building	$33	$8,056
Equipment and furniture	34,442	43,615

	34,475	51,671
Accumulated depreciation	(17,655)	(24,477)

	$16,820	$27,194

At December 31, 2003, property and equipment includes medical and other equipment held under capital leases of approximately $2.3 million and related accumulated depreciation of approximately $1.2 million. The Company recorded depreciation expense of approximately $4.9 million, $6.0 million and $6.8 million for the years ended December 31, 2001, 2002 and 2003, respectively.

5.	Goodwill and Other Assets:

Other assets consist of the following:

	December 31,
	2002	2003
	(in thousands)
Other intangible assets	$996	$7,761
Other assets	6,476	9,660

	$7,472	$17,421

At December 31, 2003, other intangible assets consist of amortizable hospital, state and other contracts; physician and hospital agreements; and patents and other agreements with gross carrying amounts of approximately $4.5 million, $3.2 million and $1.7 million, respectively, less accumulated amortization of approximately $1.6 million. At December 31, 2002, other intangible assets consisted of amortizable physician and hospital agreements with a gross carrying amount of approximately $1.1 million, less accumulated amortization of approximately $120,000. Amortization expense related to other intangible assets for the years ended December 31, 2002 and 2003 was approximately $120,000 and $1.5 million, respectively. Amortization expense on other intangible assets for the years 2004 through 2008 is expected to be approximately $1.7 million, $1.4 million, $1.3 million, $962,000 and $391,000, respectively. The remaining weighted average amortization period of other intangible assets is 17.5 years.

During 2002, the Company completed the acquisition of six physician practices. Total consideration and related costs for these acquisitions approximated $25.7 million. In connection with these transactions, the Company recorded goodwill of approximately $24.6 million and other intangible assets consisting of physician and hospital agreements of approximately $1.1 million. The goodwill of approximately $24.6 million related to these acquisitions represents the only change in the carrying amount of goodwill for the year ended December 31, 2002.

During 2003, the Company completed the acquisition of an independent laboratory specializing in newborn metabolic screening and seven physician group practices. Total consideration and related costs for the acquisitions, net of cash acquired, was approximately $75.2 million in cash. In connection with the acquisitions, the Company recorded goodwill of approximately $64.4 million, other intangible assets of approximately $8.2 million, fixed and other assets of approximately $3.8 million and liabilities of approximately $1.2 million. The goodwill of approximately $64.4 million related to these acquisitions represents the only change in the carrying amount of goodwill for the year ended December 31, 2003. The other intangible assets of approximately $8.2 million consist of hospital, state and other contracts; physician and hospital agreements; and patents and other agreements with gross carrying amounts of $4.5 million, $2.0 million and $1.7 million, respectively. The weighted average amortization period of these other intangible assets is 17.6 years.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

5.	Goodwill and Other Assets, Continued:

The results of operations of the independent laboratory and the acquired practices have been included in the Company’s consolidated financial statements from the dates of acquisition.

The following unaudited pro forma information combines the consolidated results of operations of the Company and the acquisitions completed during 2002 and 2003 as if the transactions had occurred on January 1, 2002:

	Years Ended December 31,
	2002	2003
	(in thousands, except per share data)
Net patient service revenue	$499,078	$568,000
Net income	71,030	85,444
Net income per share:
Basic	$2.77	$3.60
Diluted	$2.67	$3.48

The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

6.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following:

	December 31,
	2002	2003
	(in thousands)
Accounts payable	$10,131	$10,528
Accrued salaries and bonuses	35,377	55,336
Accrued payroll taxes and benefits	10,364	11,452
Accrued professional liability coverage	14,607	24,040
Other accrued expenses	5,921	10,618

	$76,400	$111,974

7.	Line of Credit, Long-Term Debt and Capital Lease Obligations:

The Company currently has a revolving line of credit in the amount of $100 million that matures on August 14, 2004 (the “Line of Credit”). At the Company’s option, the Line of Credit bears interest at either the prime rate or the Eurodollar rate plus an applicable margin rate ranging from 2% to 2.75%. The Line of Credit is collateralized by substantially all of the Company’s current and future assets. The Company is subject to certain financial covenants and restrictions specified in its Line of Credit, including covenants that require the Company to maintain a minimum level of net worth and earnings, comply with laws, and restrict the Company from paying dividends and making certain other distributions, as specified therein. At December 31, 2003, the Company was in compliance with such financial covenants and restrictions. Although the Company had no balance outstanding under the Line of Credit at December 31, 2002 and 2003, it had outstanding letters of credit which reduced the amount available under the Line of Credit by$6.6 million and $6.5 million at December 31, 2002 and 2003, respectively.

During 2001, the Company issued a $1.8 million promissory note in connection with an acquisition. The promissory note accrues interest at 5.5%, requires principal payments in five equal installments of $350,000, and matures on September 7, 2006.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

7.	Line of Credit, Long-Term Debt and Capital Lease Obligations, Continued:

In connection with the acquisition of Magella Healthcare Corporation (“Magella”), the Company assumed certain convertible subordinated notes issued by Magella which, as a result of the acquisition, became exercisable into the Company’s common stock (the “Convertible Notes”). During 2002 and 2003, approximately $128,000 and $791,000 of the Convertible Notes were converted into approximately 5,000 and 33,000 shares, respectively, of the Company’s common stock. As of December 31, 2003, there are no Convertible Notes outstanding.

Long-term debt, including capital lease obligations, consists of the following:

December 31,
2003
(in thousands)
Promissory note in connection with acquisition	$1,050
Capital lease obligations	814

Total	1,864
Current portion	(686)

Long-term debt and capital lease obligations	$1,178

The amounts due under the terms of the Company’s long-term debt, including capital lease obligations, at December 31, 2003 are as follows: 2004 - $686,000; 2005 - $615,000; 2006 - $493,000; 2007 - $60,000; and 2008 - $10,000.

8.	Income Taxes:

The components of the income tax provision (benefit) are as follows:

	December 31,
	2001	2002	2003
	(in thousands)
Federal:
Current	$29,970	$35,924	$55,902
Deferred	(4,709)	3,192	(8,786)

	25,261	39,116	47,116

State:
Current	1,083	3,593	5,469
Deferred	(562)	252	(914)

	521	3,845	4,555

Total	$25,782	$42,961	$51,671

The Company files its tax return on a consolidated basis with its subsidiaries. The remaining affiliated professional contractors file tax returns on an individual basis.

The effective tax rate on income was 45.9%, 38.4% and 38.0% for the years ended December 31, 2001, 2002 and 2003, respectively. The decrease in the tax rate for the years ended December 31, 2002 and 2003, as compared to the year ended December 31, 2001, was primarily due to the elimination of non-deductible goodwill amortization as required under current accounting standards.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

8.	Income Taxes, Continued:

The differences between the effective rate and the United States federal income tax statutory rate are as follows:

	December 31,
	2001	2002	2003
	(in thousands)
Tax at statutory rate	$19,674	$39,108	$47,600
State income tax, net of federal benefit	865	2,499	2,960
Amortization	3,939	237	—
Other, net	1,304	1,117	1,111

Income tax provision	$25,782	$42,961	$51,671

The significant components of deferred income tax assets and liabilities are as follows:

	December 31, 2002			December 31, 2003
			Non-			Non-
	Total	Current	Current	Total	Current	Current
	(in thousands)
Allowance for uncollectible accounts	$5,708	$5,708	$—	$9,675	$9,675	$—
Net operating loss carryforward	3,321	3,321	—	1,776	1,776	—
Amortization	1,170	—	1,170	886	—	886
Operating reserves and accruals	10,273	10,273	—	19,284	19,284	—
Other	2,394	368	2,026	1,304	42	1,262

Total deferred tax assets	22,866	19,670	3,196	32,925	30,777	2,148

Accrual to cash adjustment	(14,123)	(14,123)	—	(11,410)	(11,410)	—
Property and equipment	(3,775)	—	(3,775)	(2,965)	—	(2,965)
Amortization	(12,712)	—	(12,712)	(16,612)	—	(16,612)
Other	(31)	(32)	1	(13)	(13)	—

Total deferred tax liabilities	(30,641)	(14,155)	(16,486)	(31,000)	(11,423)	(19,577)

Net deferred tax liability	$(7,775)	$5,515	$(13,290)	$1,925	$19,354	$(17,429)

The income tax benefit related to the exercise of stock options and the purchase of shares under the Company’s non-qualified employee stock purchase plan reduces taxes currently payable and is credited to additional paid-in capital. Such amounts totaled approximately $7,397,000, $18,129,000 and $11,327,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

The Company has net operating loss carryforwards for federal and state tax purposes totaling approximately $7,175,000, $8,697,000 and $4,958,000 at December 31, 2001, 2002 and 2003, respectively, expiring at various times commencing in 2019.

The Company and the affiliated professional contractors are subject to federal and state audits through the normal course of operations. Management has recorded provisions for unasserted contingent claims.

9.	Commitments and Contingencies:

In November 2003, the United States District Court for the Southern District of Florida entered orders dismissing without prejudice five previously announced federal securities law class action cases, which were commenced in June and July 2003 against the Company, two of its executive officers and the Chairman of the Board.

In June 2002, the Company received a written request from the Federal Trade Commission (the “FTC”) to submit information on a voluntary basis in connection with an investigation of issues of competition related to its May 2001 acquisition of Magella and its business practices generally. In February 2003, the Company received additional information requests from the FTC in the form of a Subpoena and Civil Investigative Demand. Pursuant to these requests, the Company produced documents and information relating to the acquisition and its

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

9.	Commitments and Contingencies, Continued:

business practices in certain markets. The Company has also provided on a voluntary basis additional information and testimony on issues related to the investigation. At this time, the investigation remains active and ongoing and the Company is cooperating fully with the FTC.

Beginning in April 1999, the Company received requests from various federal and state investigators for information relating to its billing practices for services reimbursed by Medicaid, and the United States Department of Defense’s TRICARE program for military dependants and retirees. Since then, a number of the individual state investigations were resolved through agreements to refund certain overpayments and reimburse certain costs to the states. In June 2003, the Company was advised by a United States Attorney’s Office that it was conducting a civil investigation with respect to its Medicaid billing practices nationwide. This federal Medicaid investigation, the TRICARE investigation, and related state inquiries are now being coordinated and are active and ongoing. The Company is cooperating fully with federal and state authorities with respect to these investigations and inquiries.

In November 2003, the Company’s maternal-fetal practice in Las Vegas, Nevada was served with a search warrant by the State of Nevada. The warrant requested information concerning Medicaid billings for maternal-fetal care provided by the Company in that state. The Company does not know the basis for the warrant or the nature of the issues relating to this investigation. The Company is cooperating fully with appropriate officials in the investigation.

Currently, management cannot predict the timing or outcome of any of these pending investigations and inquiries and whether they will have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations and the trading price of its common stock.

The Company also expects that additional audits, inquiries and investigations from government authorities and agencies will continue to occur in the ordinary course of its business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on its business, financial condition or results of operations and the trading price of its common stock.

In the ordinary course of its business, the Company has become involved as a defendant in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by its affiliated physicians. The Company’s contracts with hospitals also generally require it to indemnify them and their affiliates for losses resulting from the negligence of the Company’s affiliated physicians. The Company is also subject to other lawsuits which may involve large claims and significant defense costs. The Company believes, based upon its review of pending actions and proceedings, that the outcome of such legal actions and proceedings will not have a material adverse effect on its business, financial condition or results of operations and the trading price of its common stock. The outcome of such actions and proceedings, however, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on its business, financial condition or results of operations and the trading price of its common stock.

Although the Company currently maintains liability insurance coverage intended to cover medical malpractice and other claims, this coverage generally must be renewed annually and may not continue to be available to the Company in future years at acceptable costs and on favorable terms. In addition, the Company cannot assure that its insurance coverage will be adequate to cover liabilities arising out of claims asserted against it in the future where the outcomes of such claims are unfavorable. Liabilities in excess of the Company’s insurance coverage could have a material adverse effect on its business, financial condition and results of operations.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

9.	Commitments and Contingencies, Continued:

The Company leases an aircraft and space for its regional offices and medical offices, storage space and temporary housing of medical staff. The aircraft lease bears interest at a LIBOR-based variable rate. Rent expense for the years ended December 31, 2001, 2002 and 2003 was approximately $6,149,000, $6,898,000 and $7,437,000, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2003 are as follows (in thousands):

2004	$5,055
2005	3,820
2006	4,396
2007	986
2008	400
Thereafter	269

$14,926

10.	Retirement Plan:

The Company maintains two qualified contributory savings plans as allowed under Section 401(k) of the Internal Revenue Code and Section 1165(e) of the Puerto Rico Income Tax Act of 1954 (the “Plans”). The Plans permit participant contributions and allow elective Company contributions based on each participant’s contribution. Participants may defer a percentage of their annual compensation subject to the limits defined in the Plans. The Company recorded an expense of $3,765,000, $5,728,000 and $6,192,000 for the years ended December 31, 2001, 2002 and 2003, respectively, related to the Plans.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

11.	Net Income Per Common and Common Equivalent Share:

The calculation of basic and diluted net income per share for the years ended December 31, 2001, 2002 and 2003 are as follows:

	Years Ended December 31,
	2001	2002	2003
	(in thousands, except for per share data)
Basic:
Net income applicable to common stock	$30,428	$68,776	$84,328

Weighted average number of common shares outstanding	21,159	25,622	23,742

Basic net income per share	$1.44	$2.68	$3.55

Diluted:
Net income	$30,428	$68,776	$84,328
Interest expense on convertible subordinated debt, net of tax	115	28	25

Net income applicable to common stock	$30,543	$68,804	$84,353

Weighted average number of common shares outstanding	21,159	25,622	23,742
Weighted average number of dilutive common stock equivalents	1,165	975	807
Dilutive effect of convertible subordinated debt	154	32	28

Weighted average number of common and common equivalent shares outstanding	22,478	26,629	24,577

Diluted net income per share	$1.36	$2.58	$3.43

At December 31, 2001, 2002 and 2003, the Company had approximately 1.9 million, 959,000 and 359,000 outstanding employee stock options, respectively, that have been excluded from the computation of diluted earnings per share since they are anti-dilutive.

12.	Stock Option Plan and Employee Stock Purchase Plans:

In 1993, the Company’s Board of Directors authorized a stock option plan (the “Option Plan”). Under the Option Plan, options to purchase shares of common stock may be granted to certain employees at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant. The stock options become exercisable on a pro rata basis over a three-year period from the date of grant. At December 31, 2003, the Company had 8,000,000 shares authorized to be issued and 693,743 shares available for future grants under the Option Plan.

In connection with the acquisition of Magella, the Company assumed stock options issued by Magella. The options assumed at the time of the transaction were exercisable to purchase approximately 1.4 million shares of Pediatrix common stock. Such options are included in the disclosures below.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

12.	Stock Option Plan and Employee Stock Purchase Plans, Continued:

Pertinent information covering the Option Plan is as follows:

			Weighted
			Average
	Number of	Option Price	Exercise	Expiration
	Shares	Per Share	Price	Date
Outstanding at December 31, 2000	4,555,431	$5.00-$61.00	$20.28	2004-2010
Assumed	1,375,894	$13.00-$24.05	$14.03
Granted	1,373,000	$21.38-$36.30	$29.67
Canceled	(464,704)	$7.06-$61.00	$25.94
Exercised	(1,145,830)	$5.00-$36.13	$12.52

Outstanding at December 31, 2001	5,693,791	$5.00-$61.00	$22.07	2004-2011
Granted	807,000	$25.00-$41.60	$33.22
Canceled	(52,693)	$7.06-$39.13	$31.19
Exercised	(1,978,866)	$5.00-$36.25	$15.21

Outstanding at December 31, 2002	4,469,232	$5.00-$61.00	$27.03	2004-2012
Granted	1,002,000	$25.30-$57.01	$29.56
Canceled	(574,103)	$7.06-$61.00	$33.05
Exercised	(1,291,659)	$5.00-$41.60	$20.02

Outstanding at December 31, 2003	3,605,470	$5.00-$61.00	$29.29	2004-2013

Exercisable at:
December 31, 2001	3,502,787	$5.00-$61.00	$21.48
December 31, 2002	2,532,390	$5.00-$61.00	$26.39
December 31, 2003	2,037,218	$5.00-$61.00	$28.69

The weighted average grant date fair value for options granted in 2001, 2002 and 2003 was $29.67, $33.22 and $29.56, respectively. The weighted average grant date fair value for options assumed in connection with the acquisition of Magella in 2001 was $14.03.

Significant option groups outstanding at December 31, 2003 and related price and life information is as follows:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
	Outstanding	Average	Remaining	Exercisable	Average
Range of Exercise	as of	Exercise	Contractual	as of	Exercise
Prices	12/31/2003	Price	Life	12/31/2003	Price
$5.00 - $12.20	195,568	$7.25	3.8	195,568	$7.25
$12.21 - $18.30	185,372	$15.03	5.6	185,372	$15.03
$18.31 - $24.40	485,269	$20.00	4.3	370,101	$19.68
$24.41 - $30.50	918,918	$27.40	8.7	92,000	$28.10
$30.51 - $36.60	1,098,010	$33.47	7.7	583,676	$33.80
$36.61 - $42.70	596,333	$39.06	4.3	535,501	$38.94
$42.71 - $54.90	91,000	$47.93	7.1	50,000	$45.13
$54.91 - $61.00	35,000	$59.86	6.5	25,000	$61.00

	3,605,470	$29.29	6.6	2,037,218	$28.69

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

12.	Stock Option Plan and Employee Stock Purchase Plans, Continued:

Under the Company’s employee stock purchase plans (the “Stock Purchase Plans”), employees may purchase the Company’s common stock at 85% of the average high and low sales price of the stock as reported as of commencement of the purchase period or as of the purchase date, whichever is lower. Under the Stock Purchase Plans, 107,423, 64,397 and 95,498 shares were issued during the years ended December 31, 2001, 2002 and 2003, respectively. At December 31, 2003, the Company has an additional 277,671 shares reserved under the Stock Purchase Plans.

13.	Common Stock Repurchase Program:

Since July 2002, the Company has purchased approximately 4.7 million shares of its common stock at a cost of approximately $150 million under three repurchase programs approved by its Board of Directors. During 2002, the Company completed its first repurchase program buying approximately 1.7 million shares of its common stock for approximately $50 million. During 2003, the Company completed two additional share repurchase programs buying approximately 3.0 million shares of its common stock for an aggregate amount of approximately $100 million. All repurchases were made in the open market, subject to market conditions and trading restrictions.

14.	Preferred Share Purchase Rights Plan:

In 1999, the Board of Directors of the Company adopted a Preferred Share Purchase Rights Plan (the “Rights Plan”) under which each outstanding share of the Company’s common stock includes one preferred share purchase right (“Right”) entitling the registered holder, subject to the terms of the Rights Plan, to purchase from the Company a one-thousandth of a share of the Company’s series A junior participating preferred stock. Each Right entitles the shareholder to purchase from the Company one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock (the “Preferred Shares”) (or in certain circumstances, cash, property or other securities). Each Right has an initial exercise price of $150.00 for one one-thousandth of a Preferred Share (subject to adjustment). The Rights will be exercisable only if a person or group acquires 15% or more of the Company’s common stock or announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of the common stock. Upon such occurrence, each Right will entitle it’s registered holder (other than such person or group of affiliated or associated persons) to purchase, at the Right’s then-current exercise price, a number of the Company’s common shares having a market value of twice such price. The final expiration date of the Rights is the close of business on March 31, 2009 (the “Final Expiration Date”).

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                              None.

ITEM 9A. CONTROLS AND PROCEDURES

          We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2003.

          There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2004 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

          The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2004 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

          The following table provides information as of December 31, 2003, with respect to shares of our common stock that may be issued under existing equity compensation plans, including our Amended and Restated Stock Option Plan (the “Option Plan”), 1996 Qualified and Non-Qualified Employee Stock Purchase Plans, as amended and restated (the “Stock Purchase Plans”), and shares of our common stock reserved for issuance under presently exercisable stock options issued by Magella at the time of its acquisition by the Company (the “Magella Plan”).

Number of securities
remaining available
for future issuance
under equity
	Number of securities to	Weighted-average exercise	compensation plans
	be issued upon exercise	price of outstanding	(excluding securities
	of outstanding options,	options, warrants and	reflected in column
Plan Category	warrants and rights	rights	(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,605,470 (1)	$29.29	971,414 (2)
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	3,605,470	$29.29	971,414

(1)	Represents 3,516,628 shares issuable under the Option Plan and 88,842 shares issuable under the Magella Plan.

(2)	Under the Option Plan and the Stock Purchase Plans, 693,743 and 277,671 shares, respectively, remain available for future issuance.

          The other information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2004 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2004 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2004 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements

The information required by this Item is included in Item 8 of Part II of this Annual Report.

(a)(2)	Financial Statement Schedule

          The following financial statement schedule for the years ended December 31, 2001, 2002 and 2003, is included in this Annual Report as set forth below.

Pediatrix Medical Group, Inc.
Schedule II: Valuation and Qualifying Accounts

	Years Ended December 31,
	2001	2002	2003
	(in thousands)
Allowance for contractual adjustments and uncollectibles:
Balance at beginning of year	$101,949	$129,314	$135,427
Amount charged against operating revenue	500,284	630,237	841,622
Accounts receivable written-off (net of recoveries)	(472,919)	(624,124)	(777,240)

Balance at end of year	$129,314	$135,427	$199,809

          All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(a)(3)	Exhibits

See Item 15(c) of this Annual Report.

(b)	Reports On Form 8-K

Current Report on Form 8-K, dated October 30, 2003, reporting Item 5 (Other Events) related to a press release announcing the voluntary dismissal of all class action lawsuits filed against the Company and certain officers and directors in June and July 2003, and reporting Item 12 (Results of Operations and Financial Condition) re-affirming the Company’s financial guidance for the three months ended September 30, 2003.

Current Report on Form 8-K, dated November 5, 2003, reporting Item 12 (Results of Operations and Financial Condition) related to a press release announcing the Company’s results of operations for the quarter ended September 30, 2003 and introducing earnings guidance for 2004.

Current Report on Form 8-K, dated November 20, 2003, reporting Item 5 (Other Items) related to a press release announcing that the Company’s Nevada maternal-fetal practice was served with a search warrant by the State of Nevada.

(c)	Exhibits

2.1	Agreement and Plan of Merger dated as of February 14, 2001, among Pediatrix Medical Group, Inc., Infant Acquisition Corp. and Magella Healthcare Corporation (incorporated by reference to Exhibit 2.1 to Pediatrix’s Current Report on Form 8-K dated February 15, 2001).

3.1		Amended and Restated Articles of Incorporation of Pediatrix (incorporated by reference to Exhibit 3.1 to Pediatrix’s Registration Statement on Form S-1 (Registration No. 33-95086)).

3.2		Amended and Restated Bylaws of Pediatrix (incorporated by reference to Exhibit 3.2 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 2000).

3.3		Articles of Designation of Series A Junior Participating Preferred Stock of Pediatrix (incorporated by reference to Exhibit 3.1 to Pediatrix’s Current Report on Form 8-K dated March 31, 1999).

4.1		Rights Agreement, dated as of March 31, 1999, between Pediatrix and BankBoston, N.A., as rights agent including the form of Articles of Designations of Series A Junior Participating Preferred Stock and the form of Rights Certificate (incorporated by reference to Exhibit 4.1 to Pediatrix’s Current Report on Form 8-K dated March 31, 1999).

10.1		Amended and Restated Stock Option Plan of Pediatrix dated as of June 4, 2003 (incorporated by reference to Exhibit 10.5 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).*

10.2		Amended and Restated Thrift and Profit Sharing Plan of Pediatrix (incorporated by reference to Exhibit 4.5 to Pediatrix’s Registration Statement on Form S-8 (Registration No. 333-101222)).*

10.3		1996 Qualified Employee Stock Purchase Plan of Pediatrix, as amended and restated (incorporated by reference to Exhibit 4.5 to Pediatrix’s Registration Statement on Form S-8 (Registration No. 333-07061)).*

10.4		1996 Non-Qualified Employee Stock Purchase Plan of Pediatrix, as amended and restated (incorporated by reference to Exhibit 4.5 to Pediatrix’s Registration Statement on Form S-8 (Registration No. 333-101225)).*

10.5		Executive Non-Qualified Deferred Compensation Plan of Pediatrix, dated October 13, 1997 (incorporated by reference to Exhibit 10.35 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 1998).*

10.6	+	Form of Indemnification Agreement between Pediatrix and each of its directors and executive officers.*

10.7	+	Form of Amended and Restated Exclusive Management and Administrative Services Agreement between Pediatrix and each of its affiliated professional contractors.*

10.8		Employment Agreement, dated January 1, 1999, between Karl B. Wagner and Pediatrix (incorporated by reference to Exhibit 10.38 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended September 30, 1999).*

10.9		First Amendment to Employment Agreement dated January 1, 2003 between Karl B. Wagner and Pediatrix (incorporated by reference to Exhibit 10.12.1 to Pediatrix’s Annual Report on Form 10-K for the year December 31, 2002).*

10.10	+	Amended and Restated Employment Agreement, dated as of April 1, 2003, between Pediatrix and Roger J. Medel, M.D.*

10.11		Amended and Restated Credit Agreement, dated as of August 14, 2001, among Pediatrix, certain of its affiliated professional contractors, Fleet National Bank, Firstar Bank N.A., UBS AG, The International Bank of Miami, N.A., and Fleet Securities, Inc. (incorporated by reference to Exhibit 10.21 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended September 30, 2001).

10.12		Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 29, 2001, among Pediatrix, certain professional contractors, Fleet National Bank, Firstar Bank N.A., UBS AG, The International Bank of Miami, N.A. and HSBC Bank (incorporated by reference to Exhibit 10.23 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended September 30, 2001).

10.13		Amendment No. 2 to Amended and Restated Credit Agreement, dated as of June 28, 2002, among Pediatrix, certain of its affiliated professional contractors, Fleet National Bank, U.S. Bank National Association, and HSBC Bank USA (incorporated by reference to Exhibit 10.1 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.14		Amendment No. 3 to Amended and Restated Credit Agreement, dated as of November 22, 2002, among Pediatrix, certain of its affiliated professional contractors, Fleet National Bank, U.S. Bank National Association, and HSBC Bank USA (incorporated by reference to Exhibit 10.22 to Pediatrix’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.15		Amendment No. 4 to Amended and Restated Credit Agreement, dated as of April 21, 2003, among Pediatrix certain of its affiliated professional contractors, Fleet National Bank, U.S. Bank National Association, and HSBC Bank USA (incorporated by reference to Exhibit 10.24 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

10.16		Amendment No. 5 to Amended and Restated Credit Agreement, dated as of May 13, 2003, among Pediatrix, certain of its affiliated professional contractors, Fleet National Bank, U.S. Bank National Association, and HSBC Bank USA (incorporated by reference to Exhibit 10.2 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).

10.17		Amendment No. 6 to Amended and Restated Credit Agreement, dated as of September 23, 2003, among Pediatrix, certain of its affiliated professional contractors, Fleet National Bank, U.S. Bank National Association, and HSBC Bank USA (incorporated by reference to Exhibit 10.1 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended September 30, 2003).

10.18	+	Amendment No. 7 to Amended and Restated Credit Agreement, dated as of December 15, 2003, among Pediatrix, certain of its affilaited professional contractors, Fleet National Bank, U.S. Bank National Association, and HSBC Bank USA.

10.19		Security Agreement dated November 1, 2000, between Pediatrix and Fleet National Bank, as Agent (incorporated by reference to Exhibit 10.17 to Pediatrix’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.20		Amendment No. 1 to Security Agreement, dated as of August 14, 2001, among Pediatrix, certain of its affiliated professional contractors, and Fleet National Bank, as Agent (incorporated by reference to Exhibit 10.22 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended September 30, 2001).

10.21		Stockholders’ Agreement dated as of February 14, 2001, among Pediatrix, Infant Acquisition Corp., John K. Carlyle, Cordillera Interest, Ltd., Steven K. Boyd, Ian M. Ratner, M.D., Welsh,

Carson, Anderson & Stowe VII, L.P., WCAS Healthcare Partners, L.P., the persons listed on Schedule A thereto, Leonard Hilliard, M.D., The Hilliard Family Partnership, Ltd. and Gregg C. Lund, D.O. (incorporated by reference to Exhibit 10.40 to Pediatrix’s Current Report on Form 8-K dated February 15, 2001).

10.22		Standstill and Registration Rights Agreement dated as of May 15, 2001, among Pediatrix, Welsh, Carson, Anderson & Stowe VII, L.P., WCAS Healthcare Partners, L.P., the persons listed on Schedule A thereto, John K. Carlyle, Cordillera Interest, Ltd., Steven K. Boyd, Ian M. Ratner, M.D., Roger J. Medel, M.D., Kristen Bratberg, Joseph Calabro, Karl B. Wagner and Brian T. Gillon (incorporated by reference to Exhibit 10.1 to Pediatrix’s Current Report on Form 8-K dated May 25, 2001).

21.1	+	Subsidiaries of the registrant.

23.1	+	Consent of PricewaterhouseCoopers LLP.

31.1	+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensation plan or arrangement.

+	Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEDIATRIX MEDICAL GROUP, INC.

Date: March 12, 2004	By:	/s/ Roger J. Medel, M.D.

Roger J. Medel, M.D.
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Roger J. Medel, M.D. Roger J. Medel, M.D.	President and Chief Executive Officer (principal executive officer)	March 12, 2004

/s/ Karl B. Wagner	Chief Financial Officer	March 12, 2004
Karl B. Wagner	(principal financial officer and principal accounting officer)

/s/ Cesar L. Alvarez	Director	March 12, 2004
Cesar L. Alvarez

/s/ Waldemar A. Carlo, M.D.	Director	March 12, 2004
Waldemar A. Carlo, M.D.

/s/ John K. Carlyle	Director and Chairman of the Board	March 12, 2004
John K. Carlyle

/s/ Michael B. Fernandez	Director	March 12, 2004
Michael B. Fernandez

/s/ Roger K. Freeman, M.D.	Director	March 12, 2004
Roger K. Freeman, M.D.

/s/ Paul G. Gabos	Director	March 12, 2004
Paul G. Gabos