Form 10-Q
period 2004-03-31
PEDIATRIX MEDICAL GROUP INC
filed 2004-05-07
CIK 893949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

     Shares of Common Stock outstanding as of May 3, 2004: 24,494,852.

PEDIATRIX MEDICAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
PEDIATRIX MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004 (Unaudited)	2003
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,314	$27,896
Accounts receivable, net	97,940	94,213
Prepaid expenses	2,219	3,152
Deferred income taxes	15,451	19,354
Other assets	1,996	942

Total current assets	141,920	145,557
Property and equipment, net	27,775	27,194
Goodwill	536,141	527,422
Other assets, net	16,696	17,421

Total assets	$722,532	$717,594

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$75,470	$111,974
Current portion of long-term debt and capital lease obligations	652	686
Income taxes payable	2,027	8,385

Total current liabilities	78,149	121,045
Long-term debt and capital lease obligations	1,394	1,178
Deferred income taxes	19,714	17,429
Deferred compensation	6,197	5,564

Total liabilities	105,454	145,216

Commitments and contingencies
Shareholders’ equity:
Preferred stock; par value $.01 per share; 1,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share; 50,000 shares authorized; 29,053 and 28,425 shares issued, respectively	291	284
Additional paid-in capital	455,738	432,361
Treasury stock, at cost, 4,665 shares	(150,000)	(150,000)
Retained earnings	311,049	289,733

Total shareholders’ equity	617,078	572,378

Total liabilities and shareholders’ equity	$722,532	$717,594

The accompanying notes are an integral part of
these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
	(in thousands, except for per share data)
Net patient service revenue	$148,116	$126,200

Operating expenses:
Practice salaries and benefits	86,475	74,616
Practice supplies and other operating expenses	5,351	4,065
General and administrative expenses	19,847	18,301
Depreciation and amortization	2,363	1,650

Total operating expenses	114,036	98,632

Income from operations	34,080	27,568
Investment income	146	139
Interest expense	(256)	(290)

Income before income taxes	33,970	27,417
Income tax provision	12,654	10,418

Net income	$21,316	$16,999

Per share data:
Net income per common and common equivalent share:

Basic	$.89	$.70

Diluted	$.85	$.68

Weighted average shares used in computing net income per common and common equivalent share:

Basic	24,075	24,436

Diluted	25,105	25,091

The accompanying notes are an integral part of
these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income	$21,316	$16,999
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,363	1,650
Deferred income taxes	6,188	159
Changes in assets and liabilities:
Accounts receivable	(3,726)	(8,055)
Prepaid expenses and other current assets	571	1,986
Other assets	81	135
Accounts payable and accrued expenses	(37,554)	(21,788)
Income taxes payable	2,887	2,421

Net cash used in operating activities	(7,874)	(6,493)

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(8,681)	(2,660)
Purchase of property and equipment	(2,399)	(1,316)

Net cash used in investing activities	(11,080)	(3,976)

Cash flows from financing activities:
Payments on capital lease obligations	(91)	(51)
Proceeds from issuance of common stock	15,463	935
Purchase of treasury stock	—	(49,982)

Net cash provided from (used in) financing activities	15,372	(49,098)

Net decrease in cash and cash equivalents	(3,582)	(59,567)
Cash and cash equivalents at beginning of period	27,896	73,195

Cash and cash equivalents at end of period	$24,314	$13,628

The accompanying notes are an integral part of
these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

1.                 Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Pediatrix Medical Group, Inc. and the notes thereto presented in this Quarterly Report have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial statements, and do not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of interim periods. The financial statements include all the accounts of Pediatrix Medical Group, Inc. and its consolidated subsidiaries (collectively, “PMG”) together with the accounts of PMG’s affiliated professional associations, corporations and partnerships (the “affiliated professional contractors”) with which PMG has contractual management arrangements. The terms “Pediatrix” and the “Company” refer collectively to Pediatrix Medical Group, Inc., its subsidiaries, and the affiliated professional contractors.

The consolidated results of operations for the interim periods presented are not necessarily indicative of the results to be experienced for the entire fiscal year. The accompanying unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K.

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

Had compensation expense been determined based on the fair value accounting provisions of Statement of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share would have been reduced to the pro forma amounts below:

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share data)
Net income, as reported	$21,316	$16,999
Deduct: Total stock-based employee compensation expense determined under fair value accounting rules, net of related tax effect	(2,144)	(2,507)

Pro forma net income	$19,172	$14,492

Net income per share:
As reported:
Basic	$.89	$.70
Diluted	$.85	$.68
Pro forma:
Basic	$.76	$.59
Diluted	$.75	$.58

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

2.                 Summary of Significant Accounting Policies, Continued:

The fair value of each option or share to be issued is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for grants in the three months ended March 31, 2004 are: dividend yield of 0%, expected volatility of 56%, and a risk-free interest rate of 2.4% for options with expected lives of three to four years (officers and physicians of the Company) and 2.2% for options with expected lives of three and one-half years (all other employees of the Company). The weighted average assumptions used for grants in the three months ended March 31, 2003 are: dividend yield of 0%, expected volatility of 60%, and a risk-free interest rate of 3.0% for options with expected lives of five years (officers and physicians of the Company) and 2.1% for options with expected lives of three years (all other employees of the Company).

3.                 Business Acquisitions:

The Company completed the acquisition of two physician group practices during the three months ended March 31, 2004. Total consideration and related costs for the acquired practices were approximately $8.7 million in cash. In connection with the acquisitions, the Company recorded goodwill of approximately $8.7 million, which represents the only change in the carrying amount of goodwill for the three months ended March 31, 2004. The results of operations of the acquired practices have been included in the Company’s condensed consolidated financial statements from their respective dates of acquisition.

The following unaudited pro-forma information combines the consolidated results of operations of the Company and the operations acquired during 2003 and 2004 as if the transactions had occurred on January 1, 2003:

	Three Months Ended
	March 31,
	2004	2003
	(in thousands, except for per share data)
Net patient service revenue	$148,751	$133,603
Net income	21,352	17,568
Net income per share:
Basic	.89	.72
Diluted	.85	.70

The pro-forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

4.                 Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following:

	March 31, 2004
	(Unaudited)	December 31, 2003
	(in thousands)
Accounts payable	$11,507	$10,528
Accrued salaries and bonuses	17,301	55,336
Accrued payroll taxes and benefits	9,715	11,452
Accrued professional liability coverage	26,157	24,040
Other accrued expenses	10,790	10,618

	$75,470	$111,974

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

5.                 Shareholders’ Equity:

The Company’s changes in shareholders’ equity for the three months ended March 31, 2004 are as follows (in thousands):

	Common Stock
			Additional			Total
	Number of		Paid in	Treasury	Retained	Shareholders'
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at December 31, 2003	28,425	$284	$432,361	$(150,000)	$289,733	$572,378
Net income	—	—	—	—	21,316	21,316
Common stock issued under employee stock option and stock purchase plans	628	7	15,456	—	—	15,463
Tax benefit related to employee stock options and stock purchase plans	—	—	7,921	—	—	7,921

Balance at March 31, 2004	29,053	$291	$455,738	$(150,000)	$311,049	$617,078

6.                 Net Income Per Share:

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of the dilutive effect of convertible subordinated notes (assumed in connection with the Company’s acquisition of Magella Healthcare Corporation in May 2001) calculated using the if-converted method and outstanding options calculated using the treasury stock method. The calculation of diluted net income per share excludes the after-tax impact of interest expense related to convertible subordinated notes.

During the three months ended December 31, 2003, subordinated convertible notes of approximately $791,000 were converted into approximately 33,000 shares of the Company’s common stock. As of December 31, 2003, there were no outstanding subordinated convertible notes.

The calculation of basic and diluted net income per share for the three months ended March 31, 2004 and 2003 is as follows:

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

6.                 Net Income Per Share, Continued:

	Three Months Ended
	March 31,
	2004	2003
	(in thousands, except for per share data)
Basic:
Net income applicable to common stock	$21,316	$16,999

Weighted average number of common shares outstanding	24,075	24,436

Basic net income per share	$.89	$.70

Diluted:
Net income	$21,316	$16,999
Interest expense on convertible subordinated debt, net of tax	—	7

Net income applicable to common stock	$21,316	$17,006

Weighted average number of common shares outstanding	24,075	24,436
Weighted average number of dilutive common stock equivalents	1,030	625
Dilutive effect of convertible subordinated debt	—	30

Weighted average number of common and common equivalent shares outstanding	25,105	25,091

Diluted net income per share	$.85	$.68

At March 31, 2004 and 2003, the Company had approximately 423,000 and 1.9 million outstanding employee stock options, respectively, that have been excluded from the computation of diluted earnings per share since they are anti-dilutive.

7.                 Contingencies:

In June 2002, the Company received a written request from the Federal Trade Commission (“FTC”) to submit information on a voluntary basis in connection with an investigation of issues of competition related to the May 2001 acquisition of Magella Healthcare Corporation and the Company’s business practices generally. In February 2003, the Company received additional information requests from the FTC in the form of a Subpoena and Civil Investigative Demand. Pursuant to these requests, the Company produced documents and information relating to the acquisition and its business practices in certain markets. The Company has also provided on a voluntary basis additional information and testimony on issues related to the investigation. At this time, the investigation remains active and ongoing and the Company is cooperating fully with the FTC.

Beginning in April 1999, the Company received requests from various federal and state investigators for information relating to its billing practices for services reimbursed by Medicaid, and the United States

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7.                 Contingencies, Continued:

Department of Defense’s TRICARE program for military dependants and retirees. Since then, a number of the individual state investigations were resolved through agreements to refund certain overpayments and reimburse certain costs to the states. In June 2003, the Company was advised by a United States Attorney’s Office that it was conducting a civil investigation with respect to the Company’s Medicaid billing practices nationwide. This federal Medicaid investigation, the TRICARE investigation, and related state inquiries are now being coordinated and are active and ongoing. The Company is cooperating fully with federal and state authorities with respect to these investigations and inquiries.

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

In the ordinary course of its business, the Company has become involved as a defendant in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by its affiliated physicians. The Company’s contracts with hospitals also generally require it to indemnify them and their affiliates for losses resulting from the negligence of the Company’s affiliated physicians. The Company is also subject to other lawsuits which may involve large claims and significant defense costs. The Company believes, based upon its review of pending actions and proceedings, that the outcome of such legal actions and proceedings will not have a material adverse effect on its business, financial condition or results of operations and the trading price of its common stock. The outcome of such actions and proceedings, however, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on the Company’s business, financial condition or results of operations and the trading price of its common stock.

Although the Company currently maintains liability insurance coverage intended to cover medical malpractice and other claims, this coverage generally must be renewed annually and may not continue to be available to the Company in future years at acceptable costs and on favorable terms. In addition, the Company cannot assure that its insurance coverage will be adequate to cover liabilities arising out of claims asserted against it in the future where the outcomes of such claims are unfavorable to the Company. Liabilities in excess of the Company’s insurance coverage could have a material adverse effect on its business, financial condition and results of operations.

8.                 Subsequent Events:

Since March 31, 2004, the Company has completed the acquisition of three physician group practices. Total consideration paid for these acquired practices was approximately $18.3 million in cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion highlights the principal factors that have affected our financial condition and results of operations, as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K. As used in this Quarterly Report, the terms “Pediatrix”, the “Company”, “we”, “us” and “our” refer to Pediatrix Medical Group, Inc. and its consolidated subsidiaries (“PMG”), together with PMG’s affiliated professional associations, corporations and partnerships (“affiliated professional contractors”). PMG has contracts with its affiliated professional contractors, which are separate legal entities that provide physician services in certain states and Puerto Rico.

     The following discussion contains forward-looking statements. Please see the Company’s most recent Annual Report on Form 10-K, including the section entitled “Risk Factors,” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. In addition, please see “Caution Concerning Forward-Looking Statements” below.

     During the three months ended March 31, 2004, we completed the acquisition of two physician group practices. In addition, during 2003, we completed the acquisition of a metabolic screening laboratory and seven physician practice groups. Our results of operations for the three months ended March 31, 2004 include the results of operations for the metabolic screening laboratory and the physician practice groups from their respective dates of acquisition, and therefore are not comparable in some material respects to our results of operations for the three months ended March 31, 2003.

Results of Operations

     Three Months Ended March 31, 2004 as Compared to Three Months Ended March 31, 2003

     Our net patient service revenue increased $21.9 million, or 17.4%, to $148.1 million for the three months ended March 31, 2004, as compared to $126.2 million for the same period in 2003. Of this $21.9 million increase, $9.8 million, or 44.7%, was primarily attributable to revenue generated from acquisitions completed during 2003 and the addition of new hospital contracts. Same unit patient service revenue increased $12.1 million, or 9.7%, for the three months ended March 31, 2004. The increase in same unit net patient service revenue was primarily the result of: (i) a 3.6% increase in neonatal intensive care unit patient days; (ii) changes in reimbursement for our services due to modifications to billing codes implemented by the American Medical Association in early 2003; (iii) increased revenue from volume growth in maternal-fetal services and other services including hearing screens and newborn nursery services provided in existing practices; (iv) improved managed care contracting processes; and (v) modest price increases implemented on January 1, 2004. The increase in neonatal intensive care unit patient days of 3.6% reflects in part an additional patient care day due to the 2004 leap year. Same units are those units at which we provided services for the entire current period and the entire comparable prior year period.

     Practice salaries and benefits increased $11.9 million, or 15.9%, to $86.5 million for the three months ended March 31, 2004, as compared with $74.6 million for the same period in 2003. The increase was attributable to: (i) costs associated with new physicians and other staff to support acquisition related growth and volume growth at existing units; (ii) an increase in incentive compensation as a result of same unit growth and operational improvements at the physician practice level; (iii) an increase in payroll taxes and contributory savings plan (401(k) Plan) matching contributions related to increased incentive compensation payments, and (iv) an increase in professional liability insurance costs.

     Practice supplies and other operating expenses increased $1.3 million, or 31.6%, to $5.4 million for the three months ended March 31, 2004, as compared with $4.1 million for the same period in 2003. The increase was primarily attributable to supply and other operating costs related to acquired and new units at which we provide services and our acquisition of a metabolic screening laboratory in May 2003.

     General and administrative expenses include all salaries, benefits, supplies and other operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collection functions. General and administrative expenses increased $1.5 million, or 8.4%, to $19.8 million for the three months ended March 31, 2004, as compared to $18.3 million for the same period in 2003. This $1.5 million increase was primarily due to the addition of general and administrative expenses relating to our metabolic screening laboratory which we acquired in May 2003 and the continued growth of the Company.

     Depreciation and amortization expense increased by $713,000, or 43.2%, to $2.4 million for the three months ended March 31, 2004, as compared with $1.7 million for the same period in 2003. This $713,000 increase is attributable to the amortization of identifiable intangible assets related to our acquisitions and depreciation related to the purchase of property and equipment.

     Income from operations increased $6.5 million, or 23.6%, to $34.1 million for the three months ended March 31, 2004, as compared with $27.6 million for the same period in 2003. Our operating margin increased 1.2 percentage points to 23.0% for the three months ended March 31, 2004, as compared to 21.8% for the same period in 2003. The increase in operating margin is directly attributable to a reduction in general and administrative expenses as a percentage of revenue.

     We recorded net interest expense of $110,000 for the three months ended March 31, 2004, as compared with net interest expense of $151,000 for the same period in 2003. Interest expense for the three months ended March 31, 2004 consisted primarily of commitment fees and amortized deferred debt costs associated with our line of credit.

     Our effective income tax rate decreased to 37.3% for the three months ended March 31, 2004 as compared to 38.0% for the same period in 2003. This decline in our effective rate is principally due to changes in our apportionment of income for state income taxes.

     Net income increased to $21.3 million for the three months ended March 31, 2004, as compared to $17.0 million for the same period in 2003.

     Diluted net income per common and common equivalent share was $0.85 on weighted average shares of 25.1 million for the three months ended March 31, 2004, as compared to $0.68 on the weighted average shares of 25.1 million for the same period in 2003.

Liquidity and Capital Resources

     As of March 31, 2004, we had approximately $24.3 million of cash and cash equivalents on hand as compared to $27.9 million at December 31, 2003. Additionally, we had working capital of approximately $63.8 million at March 31, 2004, an increase of $39.3 million from working capital of $24.5 million at December 31, 2003. The increase in working capital is primarily due to a reduction in liabilities outstanding at December 31, 2003 through the use of cash generated from operations and by the exercise of employee stock options during the three months ended March 31, 2004.

     Our net cash used in operating activities was approximately $7.9 million for the three months ended March 31, 2004. We typically experience negative cash flow from operations during the first quarter of each year due to our performance-based incentive compensation program for our affiliated physicians and our 401(k) matching contributions. Annual 401(k) matching contribution payments and a majority of the annual payments due under the performance-based incentive compensation program were made during the three months ended March 31, 2004. Our operations were funded with cash on hand during this period.

     In addition to the cash used for operations during the three months ended March 31, 2004, the Company used cash to complete the acquisition of two physician group practices for approximately $8.7 million. The Company’s uses of cash were partially offset by cash proceeds generated from the exercise of employee stock options of approximately $15.5 million during the three months ended March 31, 2004.

     We maintain professional liability insurance policies with third-party insurers, subject to deductibles, exclusions and other restrictions. We self-insure our liabilities to pay deductibles under our professional liability insurance coverage through a wholly-owned captive insurance subsidiary. We record a liability for self-insured deductibles and an estimate of liabilities for claims incurred but not reported based on an actuarial valuation using historical loss patterns. Effective May 1, 2004, we obtained professional liability coverage that expires on April 30, 2005 with substantially similar terms as our previous policy which includes a provision which may result in additional premiums or a return of premium based upon our actual losses. Such coverage includes an increase in premium costs as compared to our prior policy.

     We currently have a revolving line of credit in the amount of $100 million that matures on August 14, 2004 (“Line of Credit”). At our option, our Line of Credit bears interest at either the prime rate or the Eurodollar rate plus an applicable margin rate ranging from 2% to 2.75%. Our Line of Credit is collateralized by substantially all of our current and future assets. We are subject to certain covenants and restrictions specified in our Line of Credit, including covenants that require us to maintain a minimum level of net worth and earnings, comply with laws, and restrict us from paying dividends and making certain other distributions, as specified therein. Failure to comply with these covenants would constitute an event of default under our Line of Credit, notwithstanding our ability to meet our debt service obligations. Our Line of Credit includes various customary remedies for our lenders following an event of default. At March 31, 2004, we were in compliance with such financial covenants and other restrictions. Although we had no outstanding principal balance under our Line of Credit at March 31, 2004, we had outstanding letters of credit which reduced the amount available under our Line of Credit by $6.5 million at March 31, 2004.

     We are currently evaluating a proposal from one of our lenders with respect to syndicating a new revolving credit facility. However, there can be no assurance that we will be able to obtain a new credit facility in an amount and on terms substantially similar to our Line of Credit.

     We anticipate that funds generated from operations, together with our current cash on hand, will be sufficient to finance our working capital requirements, anticipated acquisitions and capital expenditures as presently planned, and to meet our contractual obligations for at least the next 12 months.

Caution Concerning Forward-Looking Statements

     Certain information included or incorporated by reference in this Quarterly Report may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements (other than statements of historical facts) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions and are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements in this Quarterly Report are made as of the date hereof, and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in the Company’s most recent Annual Report on Form 10-K, including the section entitled “Risk Factors”.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     Our Line of Credit and an aircraft operating lease agreement are subject to market risk and interest rate changes. The total amount available under our Line of Credit is $100 million. At our option, the Line of Credit bears interest at either the prime rate or the Eurodollar rate plus an applicable margin rate ranging from 2% to 2.75%. The aircraft operating lease bears interest at a LIBOR-based variable rate. We had no outstanding principal balance under the Line of Credit at March 31, 2004. The outstanding balance related to the aircraft operating lease totaled approximately $5.4 million at March 31, 2004. Considering the total outstanding balances under these instruments at March 31, 2004 of approximately $5.4 million, a 1% change in interest rates would result in an impact to income before income taxes of approximately $54,000 per year.

Item 4. Controls and Procedures.

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2004.

     There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     In June 2002, we received a written request from the Federal Trade Commission (“FTC”) to submit information on a voluntary basis in connection with an investigation of issues of competition related to our May 2001 acquisition of Magella Healthcare Corporation and our business practices generally. In February 2003, we received additional information requests from the FTC in the form of a Subpoena and Civil Investigative Demand. Pursuant to these requests, we produced documents and information relating to the acquisition and our business practices in certain markets. We have also provided on a voluntary basis additional information and testimony on issues related to the investigation. At this time, the investigation remains active and ongoing and we are cooperating fully with the FTC.

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

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

     See Exhibit Index.

     (b) Reports on Form 8-K.

     During the quarter ended March 31, 2004, we filed the following report on Form 8-K:

     Current Report on Form 8-K, dated February 19, 2004, reporting Item 5 (Other Events) related to a press release announcing that Dr. Roger J. Medel, the Company’s President and Chief Executive Officer, and his wife, Dr. Virginia T. Medel, have adopted a prearranged trading plan in accordance with guidelines specified by rule 10b5-1 under the Securities Exchange Act of 1934.

     During the quarter ended March 31, 2004, we furnished the following report on Form 8-K:

     Current Report on Form 8-K, dated February 3, 2004, reporting Item 12 (Results of Operations and Financial Condition) related to a press release announcing the Company’s results of operations for the three months and 12 months ended December 31, 2003, and expanding previously-issued 2004 guidance.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEDIATRIX MEDICAL GROUP, INC.
Date: May 6, 2004	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D., President and Chief Executive Officer (principal executive officer)

Date: May 6, 2004	By:	/s/ Karl B. Wagner
Karl B. Wagner, Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of February 14, 2001, among Pediatrix Medical Group, Inc., Infant Acquisition Corp. and Magella Healthcare Corporation (incorporated by reference to Exhibit 2.1 to Pediatrix’s Current Report on Form 8-K dated February 15, 2001).

3.1	Amended and Restated Articles of Incorporation of Pediatrix (incorporated by reference to Exhibit 3.1 to Pediatrix’s Registration Statement on Form S-1 (Registration No. 33-95086)).

3.2	Amended and Restated Bylaws of Pediatrix (incorporated by reference to Exhibit 3.2 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 2000).

3.3	Articles of Designation of Series A Junior Participating Preferred Stock of Pediatrix (incorporated by reference to Exhibit 3.1 to Pediatrix’s Current Report on Form 8-K dated March 31, 1999).

4.1	Rights Agreement, dated as of March 31, 1999, between Pediatrix and BankBoston, N.A., as rights agent including the form of Articles of Designations of Series A Junior Participating Preferred Stock and the form of Rights Certificate (incorporated by reference to Exhibit 4.1 to Pediatrix’s Current Report on Form 8-K dated March 31, 1999).

31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith