Form 10-Q
period 2004-06-30
PEDIATRIX MEDICAL GROUP INC
filed 2004-08-05
CIK 893949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-26762

PEDIATRIX MEDICAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0271219 (I.R.S. Employer Identification No.)

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

Shares of Common Stock outstanding as of August 2, 2004: 23,986,261

PEDIATRIX MEDICAL GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PEDIATRIX MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2004	December 31,
	(Unaudited)	2003
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$19,719	$27,896
Accounts receivable, net	100,345	94,213
Prepaid expenses	3,394	3,152
Income taxes receivable	1,055	—
Deferred income taxes	16,117	19,354
Other assets	1,962	942

Total current assets	142,592	145,557
Property and equipment, net	27,072	27,194
Goodwill	563,749	527,422
Other assets, net	18,933	17,421

Total assets	$752,346	$717,594

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$91,963	$111,974
Current portion of long-term debt and capital lease obligations	617	686
Income taxes payable	—	8,385

Total current liabilities	92,580	121,045
Long-term debt and capital lease obligations	1,316	1,178
Deferred income taxes	20,743	17,429
Deferred compensation	6,579	5,564

Total liabilities	121,218	145,216

Commitments and contingencies
Shareholders’ equity:
Preferred stock; par value $.01 per share; 1,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share; 50,000 shares authorized; 29,338 and 28,425 shares issued, respectively	293	284
Additional paid-in capital	467,702	432,361
Treasury stock, at cost, 5,013 shares and 4,665 shares, respectively	(173,151)	(150,000)
Retained earnings	336,284	289,733

Total shareholders’ equity	631,128	572,378

Total liabilities and shareholders’ equity	$752,346	$717,594

The accompanying notes are an integral part of
these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands, except for per share data)
Net patient service revenue	$152,187	$133,701	$300,303	$259,901

Operating expenses:
Practice salaries and benefits	83,881	75,648	170,356	150,264
Practice supplies and other operating expenses	5,960	4,718	11,311	8,783
General and administrative expenses	19,606	19,006	39,453	37,307
Depreciation and amortization	2,337	1,903	4,700	3,553

Total operating expenses	111,784	101,275	225,820	199,907

Income from operations	40,403	32,426	74,483	59,994
Investment income	112	81	258	220
Interest expense	(300)	(435)	(556)	(725)

Income before income taxes	40,215	32,072	74,185	59,489
Income tax provision	14,980	12,187	27,634	22,605

Net income	$25,235	$19,885	$46,551	$36,884

Per share data:
Net income per common and common equivalent share:
Basic	$1.03	$.84	$1.92	$1.53

Diluted	$.99	$.82	$1.84	$1.49

Weighted average shares used in computing net income per common and common equivalent share:
Basic	24,476	23,655	24,277	24,043

Diluted	25,457	24,327	25,278	24,705

The accompanying notes are an integral part of
these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income	$46,551	$36,884
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	4,700	3,553
Deferred income taxes	6,551	9,192
Gain on sale of assets	(197)	—
Changes in assets and liabilities:
Accounts receivable	(6,132)	(7,407)
Prepaid expenses and other assets	(570)	2,903
Other assets	17	271
Accounts payable and accrued expenses	(21,562)	(3,202)
Income taxes payable/receivable	3,918	(8,657)

Net cash provided from operating activities	33,276	33,537

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(38,710)	(46,197)
Purchase of property and equipment	(3,806)	(2,340)
Proceeds from sale of assets	1,100	—

Net cash used in investing activities	(41,416)	(48,537)

Cash flows from financing activities:
Borrowings on line of credit, net	—	17,000
Payments on capital lease obligations	(204)	(89)
Proceeds from issuance of common stock	23,318	11,217
Purchase of treasury stock	(23,151)	(74,769)

Net cash used in financing activities	(37)	(46,641)

Net decrease in cash and cash equivalents	(8,177)	(61,641)
Cash and cash equivalents at beginning of period	27,896	73,195

Cash and cash equivalents at end of period	$19,719	$11,554

The accompanying notes are an integral part of
these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

1.	Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Pediatrix Medical Group, Inc. and the notes thereto presented in this Quarterly Report have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial statements, and do not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of interim periods. The financial statements include all the accounts of Pediatrix Medical Group, Inc. and its consolidated subsidiaries (collectively, “PMG”) together with the accounts of PMG’s affiliated professional associations, corporations and partnerships (the “affiliated professional contractors”). PMG has contractual management arrangements with its affiliated professional contractors which are separate legal entities that provide physician services in certain states and Puerto Rico. The terms “Pediatrix” and the “Company” refer collectively to Pediatrix Medical Group, Inc., its subsidiaries, and the affiliated professional contractors.

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

Had compensation expense been determined based on the fair value accounting provisions of Statement of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share would have been reduced to the pro forma amounts below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(in thousands, except per share data)
Net income, as reported	$25,235	$19,885	$46,551	$36,884
Deduct: Total stock-based employee compensation expense determined under fair value accounting rules, net of related tax effect	(3,213)	(1,874)	(5,334)	(4,562)

Pro forma net income	$22,022	$18,011	$41,217	$32,322

Net income per share:
As reported:
Basic	$1.03	$.84	$1.92	$1.53
Diluted	$.99	$.82	$1.84	$1.49
Pro forma:
Basic	$.87	$.74	$1.63	$1.31
Diluted	$.85	$.73	$1.60	$1.29

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

2.	Summary of Significant Accounting Policies, Continued:

The fair value of each option or share to be issued is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for grants in the three months ended June 30, 2004 are: dividend yield of 0%, expected volatility of 53%, and risk-free interest rates of 3.1% for options with expected lives of three years (officers of the Company) and 3.0% for options with expected lives of three and one-half years (all other employees of the Company except physicians). No options with expected lives of four years (physicians of the Company) were granted in the three months ended June 30, 2004. The weighted average assumptions used for grants in the three months ended June 30, 2003 are: dividend yield of 0%, expected volatility of 63%, and a risk-free interest rate of 2.8% for options with expected lives of five years (officers of the Company). No options with an expected life of three years (all other employees of the Company) and five years (physicians of the Company) were granted in the three months ended June 30, 2003. The weighted average assumptions for grants in the six months ended June 30, 2004 are: dividend yield of 0%, expected volatility of 53%, and risk-free interest rates of 2.9% for options with expected lives of three years (officers of the Company), 2.6% for options with expected lives of four years (physicians of the Company), and 2.2% for options with expected lives of three and one-half years (all other employees of the Company). The weighted average assumptions for grants in the six months ended June 30, 2003 are: dividend yield of 0%, expected volatility of 63%, and risk-free interest rates of 2.9% for options with expected lives of five years (officers of the Company), 3.0% for options with expected lives of five years (physicians of the Company), and 2.1% for options with expected lives of three years (all other employees of the Company).

3.	Business Acquisitions:

The Company completed the acquisition of seven physician group practices during the six months ended June 30, 2004. Total consideration and related costs for these acquisitions were approximately $38.7 million. In connection with these transactions, the Company recorded goodwill of approximately $36.3 million and other identifiable intangible assets consisting of physician and hospital agreements of approximately $2.4 million. The goodwill of approximately $36.3 million related to these acquisitions represents the only change in the carrying amount of goodwill for the six month period ended June 30, 2004.

The following unaudited pro forma information combines the consolidated results of operations of the Company and the Company’s 2003 and 2004 acquisitions, as if the transactions had occurred on January 1, 2003:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands, except for per share data)		(in thousands, except for per share data)
Net patient service revenue	$153,787	$143,661	$306,455	$281,143
Net income	$25,629	$21,074	$47,817	$39,485
Net income per share:
Basic	$1.05	$.89	$1.97	$1.64
Diluted	$1.01	$.87	$1.89	$1.60

The pro-forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2004	2003
	(in thousands)
Accounts payable	$11,209	$10,528
Accrued salaries and bonuses	30,463	55,336
Accrued payroll taxes and benefits	10,364	11,452
Accrued professional liability coverage	28,659	24,040
Other accrued expenses	11,268	10,618

	$91,963	$111,974

5.	Shareholders’ Equity:

The Company’s changes in shareholders’ equity for the six months ended June 30, 2004 are as follows (in thousands):

	Common Stock
			Additional			Total
	Number of		Paid in	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at December 31, 2003	28,425	$284	$432,361	$(150,000)	$289,733	$572,378
Net income	—	—	—	—	46,551	46,551
Common stock issued under employee stock option and stock purchase plans	913	9	23,309	—	—	23,318
Treasury stock	—	—	—	(23,151)	—	(23,151)
Tax benefit related to employee stock options and stock purchase plans	—	—	12,032	—	—	12,032

Balance at June 30, 2004	29,338	$293	$467,702	$(173,151)	$336,284	$631,128

6.	Net Income Per Share:

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the applicable period. Diluted net income per share is calculated by dividing net income by the weighted average number of common and potential common shares outstanding during the applicable period. Potential common shares consist of the dilutive effect of convertible subordinated notes calculated using the if-converted method and outstanding options calculated using the treasury stock method. The calculation of diluted net income per share excludes the after-tax impact of interest expense related to convertible subordinated notes.

During the three months ended December 31, 2003, all issued and outstanding subordinated convertible notes were converted into approximately 33,000 shares of common stock.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

6.	Net Income Per Share, continued:

The calculations of basic and diluted net income per share for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands, except for per share data)
Basic:
Net income applicable to common stock	$25,235	$19,885	$46,551	$36,884

Weighted average number of common shares outstanding	24,476	23,655	24,277	24,043

Basic net income per share	$1.03	$.84	$1.92	$1.53

Diluted:
Net income	$25,235	$19,885	$46,551	$36,884
Interest expense on convertible subordinated debt, net of tax	—	7	—	13

Net income applicable to common stock	$25,235	$19,892	$46,551	$36,897

Weighted average number of common shares outstanding	24,476	23,655	24,277	24,043
Weighted average number of dilutive common stock equivalents	981	642	1,001	632
Dilutive effect of convertible subordinated debt	—	30	—	30

Weighted average number of common and common equivalent shares outstanding	25,457	24,327	25,278	24,705

Diluted net income per share	$.99	$.82	$1.84	$1.49

For the three months ended June 30, 2004 and 2003, the Company had approximately 7,000 and 1.5 million outstanding employee stock options, respectively, that have been excluded from the computation of diluted earnings per share since they are anti-dilutive. For the six months ended June 30, 2004 and 2003, the Company had approximately 12,000 and 1.5 million outstanding employee stock options, respectively, that have been excluded from the computation of diluted earnings per share since they are anti-dilutive.

7.	Common Stock Repurchase Program:

During 2003, the Company repurchased approximately 3.0 million shares of its common stock for approximately $100 million under repurchase programs approved by its Board of Directors. During the three months ended June 30, 2004, the Company repurchased approximately 348,400 shares at a cost of approximately $23.2 million under a $50 million repurchase program approved by its Board of Directors in May 2004. No common stock was repurchased during the three months ended March 31, 2004. All repurchases were made in the open market, subject to market conditions and trading restrictions.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

8.	Incentive Compensation Plan

On May 20, 2004, the Company’s shareholders approved the 2004 Incentive Compensation Plan (“2004 Plan”). The terms of the 2004 Plan provide for grants of stock options, stock appreciation rights or SARs, restricted stock, deferred stock, other stock-related awards and performance awards that may be settled in cash, stock or other property. Under the 2004 Plan, the total number of shares of the Company’s common stock that may be subject to the granting of awards is 2,000,000 shares, subject to the terms and conditions set forth in the 2004 Plan.

9.	Contingencies:

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

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

9.	Contingencies, continued:

Although the Company currently maintains liability insurance coverage intended to cover medical malpractice and certain other claims, this coverage generally must be renewed annually and may not continue to be available to the Company in future years at acceptable costs and on favorable terms. In addition, its insurance coverage may not be adequate to cover liabilities arising out of claims asserted against it in the future where the outcomes of such claims are unfavorable to the Company. Liabilities in excess of the Company’s insurance coverage could have a material adverse effect on its business, financial condition and results of operations.

10.	Subsequent Events:

In July 2004, the Company obtained a new revolving line of credit and simultaneously terminated its old line of credit. The new line of credit is a $150 million revolving credit facility which includes (1) a $25 million subfacility for the issuance of letters of credit and (2) a $15 million subfacility for swingline loans. The new line of credit matures in July 2009. At the Company’s option the new line of credit (other than swingline loans) bears interest at (1) the base rate (defined as the higher of (i) the Federal Funds Rate plus .5% and (ii) the Bank of America prime rate) and (2) the Eurodollar rate plus an applicable margin rate ranging from .75% to 1.75% based on the Company’s consolidated leverage ratio. Swing line loans bear interest at the base rate. The new line of credit is collateralized by substantially all of the Company’s assets. The Company is subject to certain covenants and restrictions specified in the new line of credit, including covenants that require the Company to maintain a minimum level of net worth and that restrict the Company from paying dividends and making certain other distributions. Failure to comply with these covenants would constitute an event of default under the new line of credit, notwithstanding the Company’s ability to meet its debt service obligations. The new line of credit includes various customary remedies for the lenders following an event of default. The new line of credit was provided by a syndicate of banks with Bank of America, N.A. as administrative agent and swing line lender.

The Company is in compliance with the financial covenants and other restrictions in the new line of credit. The Company had no outstanding principal balances under its prior line of credit at June 30, 2004 or under the new line of credit at August 2, 2004. The Company has outstanding letters of credit which reduced the amount available under the new line of credit by $7.0 million at August 2, 2004.

In July 2004, the Company completed its common stock repurchase program buying 395,700 shares of its common stock at a cost of approximately $26.8 million. In August 2004, the Company’s Board of Directors authorized the repurchase of an additional $50 million of common stock.

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

     During the six months ended June 30, 2004, we completed the acquisition of seven physician group practices. In addition, during 2003, we completed the acquisition of a metabolic screening laboratory and seven physician practice groups. Our results of operations for the three and six months ended June 30, 2004 include the results of operations for the metabolic screening laboratory and the physician practice groups from their respective dates of acquisition, and therefore are not comparable in some material respects to our results of operations for the three and six months ended June 30, 2003.

Results of Operations

     Three Months Ended June 30, 2004 as Compared to Three Months Ended June 30, 2003

     Our net patient service revenue increased $18.5 million, or 13.8%, to $152.2 million for the three months ended June 30, 2004, as compared to $133.7 million for the same period in 2003. Of this $18.5 million increase, $12.4 million, or 67.0%, was primarily attributable to revenue generated from acquisitions completed during 2003 and 2004 and the addition of new hospital contracts in 2003. Same unit net patient service revenue increased $6.1 million, or 4.6%, for the three months ended June 30, 2004. The increase in same unit net patient service revenue was primarily the result of: (i) an increase in neonatal intensive care patient days of 2.0%; (ii) modest price increases implemented on January 1, 2004; (iii) increased revenue from volume growth in other services including hearing screens and newborn nursery services provided in existing practices; and (iv) improved managed care contracting processes. Same units are those units at which we provided services for the entire current period and the entire comparable prior year period.

     Practice salaries and benefits increased $8.3 million, or 10.9%, to $83.9 million for the three months ended June 30, 2004, as compared to $75.6 million for the same period in 2003. The increase was attributable to: (i) costs associated with new physicians and other staff to support acquisition related growth and volume growth at existing units; and (ii) an increase in incentive compensation as a result of same unit growth and operational improvements at the physician practice level.

     Practice supplies and other operating expenses increased $1.3 million, or 26.3%, to $6.0 million for the three months ended June 30, 2004, as compared to $4.7 million for the same period in 2003. The increase was primarily attributable to costs related to acquired and new units at which we provide services and our acquisition of a metabolic screening laboratory in May 2003.

     General and administrative expenses include all billing and collection functions and all salaries, benefits, supplies and other operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $600,000, or 3.2%, to $19.6 million for the three months ended June 30, 2004, as compared to $19.0 million for the same period in 2003. This $600,000 increase was primarily due to salaries and benefits and other general and administrative expenses relating to our metabolic screening laboratory which we acquired in May 2003 and the continued growth of the Company.

     Depreciation and amortization expense increased by $434,000, or 22.8%, to $2.3 million for the three months ended June 30, 2004, as compared to $1.9 million for the same period in 2003. This $434,000 increase is attributable to amortization of identifiable intangible assets related to our acquisitions and depreciation related to the purchase of property and equipment.

     Income from operations increased $8.0 million, or 24.6%, to $40.4 million for the three months ended June 30, 2004, as compared to $32.4 million for the same period in 2003. Our operating margin increased 2.2 percentage points to 26.5% for the three months ended June 30, 2004, as compared to 24.3% for the same period in 2003. The increase in operating margin is directly attributable to operational efficiencies at the physician group practice level and a reduction in general and administrative expenses as a percent of revenue.

     We recorded net interest expense of $188,000 for the three months ended June 30, 2004, as compared to net interest expense of $354,000 for the same period in 2003. The decrease in net interest expense is primarily due to lower long term debt outstanding during the three months ended June 30, 2004 as compared to the prior year period. We had no borrowings under our line of credit for the three months ended June 30, 2004. Interest expense for the three months ended June 30, 2004 consisted primarily of commitment fees and amortized debt costs associated with our line of credit.

     Our effective income tax rates were 37.3% and 38.0% for the three months ended June 30, 2004 and 2003, respectively. This decline in our effective rate is principally due to changes in our apportionment of income for state income taxes.

     Net income increased to $25.2 million for the three months ended June 30, 2004, as compared to $19.9 million for the same period in 2003.

     Diluted net income per common and common equivalent share was $0.99 on weighted average shares of 25.5 million for the three months ended June 30, 2004, as compared to $0.82 on weighted average shares of 24.3 million for the same period in 2003. The net increase in weighted average shares outstanding was primarily due to the issuance of shares under our employee stock purchase plan and for the exercise of stock options offset in part by the impact of shares repurchased since April 1, 2003.

     Six Months Ended June 30, 2004 as Compared to Six Months Ended June 30, 2003

     Our net patient service revenue increased $40.4 million, or 15.5%, to $300.3 million for the six months ended June 30, 2004, as compared to $259.9 million for the same period in 2003. Of this $40.4 million increase, $21.8 million, or 54.0%, was primarily attributable to revenue generated from acquisitions completed during 2003 and 2004 and the addition of new hospital contracts in 2003. Same unit net patient service revenue increased $18.6 million, or 7.2%, for the six months ended June 30, 2004. The increase in same unit net patient service revenue was primarily the result of: (i) a 2.8% increase in neonatal intensive care unit patient days; (ii) changes in reimbursement for our services due to modifications to billing codes implemented by the American Medical Association in early 2003; (iii) modest price increases implemented on January 1, 2004; (iv) improved managed care contracting processes; and (v) increased revenue from volume growth in maternal-fetal services and other services including hearing screens and newborn nursery services provided in existing practices. Same units are those units at which we provided services for the entire current period and the entire comparable period.

     Practice salaries and benefits increased $20.1 million, or 13.4%, to $170.4 million for the six months ended June 30, 2004, as compared to $150.3 million for the same period in 2003. The increase was attributable to: (i) costs associated with new physicians and other staff to support acquisition related growth and volume growth at existing units; and (ii) an increase in incentive compensation as a result of same unit growth and operational improvements at the physician practice level.

     Practice supplies and other operating expenses increased $2.5 million, or 28.8%, to $11.3 million for the six months ended June 30, 2004, as compared with $8.8 million for the same period in 2003. The increase was primarily attributable to supply costs related to our acquisition of a metabolic screening laboratory in May 2003 and other costs related to acquired and new units at which we provide services.

     General and administrative expenses include all billing and collection functions and all salaries, benefits, supplies and other operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $2.2 million, or 5.8%, to $39.5 million for the six months ended June 30, 2004, as compared to $37.3 million for the same period in 2003. This $2.2 million increase was primarily due to salaries and benefits relating to our metabolic screening laboratory which we acquired in May 2003 and as a result of our continued growth.

     Depreciation and amortization expense increased by $1.1 million, or 32.3%, to $4.7 million for the six months ended June 30, 2004, as compared to $3.6 million for the same period in 2003. This $1.1 million increase is attributable to amortization of identifiable intangible assets related to our acquisitions and depreciation related to the purchase of property and equipment.

     Income from operations increased $14.5 million, or 24.2%, to $74.5 million for the six months ended June 30, 2004, as compared with $60.0 million for the same period in 2003. Our operating margin increased 1.7 percentage points to 24.8% for the six months ended June 30, 2004, as compared to 23.1% for the same period in 2003. The increase in operating margin is directly attributable to operational efficiencies at the physician group practice level and a reduction in general and administrative expenses as a percent of revenue.

     We recorded net interest expense of $298,000 for the six months ended June 30, 2004, as compared with net interest expense of $505,000 for the same period in 2003. The decrease in net interest expense is primarily due to lower long term debt outstanding during the six months ended June 30, 2004 as compared to the prior year period. We had no borrowings under our line of credit for the six months ended June 30, 2004. Interest expense for the six months ended June 30, 2004 consisted primarily of commitment fees and amortized debt costs associated with our line of credit.

     Our effective income tax rates were 37.3% and 38.0% for the six months ended June 30, 2004 and 2003, respectively. This decline in our effective rate is principally due to changes in our apportionment of income for state income tax purposes.

     Net income increased to $46.6 million for the six months ended June 30, 2004, as compared to $36.9 million for the same period in 2003.

     Diluted net income per common and common equivalent share was $1.84 on weighted average shares of 25.3 million for the six months ended June 30, 2004, as compared to $1.49 on the weighted average shares of 24.7 million for the same period in 2003. The net increase in weighted average shares outstanding was primarily due to the issuance of shares under our employee stock purchase plan and for the exercise of stock options offset in part by the impact of shares repurchased since January 1, 2003.

Liquidity and Capital Resources

     As of June 30, 2004, we had approximately $19.7 million of cash and cash equivalents on hand as compared to $27.9 million at December 31, 2003. Additionally, we had working capital of approximately $50.0 million at June 30, 2004, an increase of $25.5 million from working capital of $24.5 million at December 31, 2003. The increase in working capital is primarily due to a reduction in liabilities outstanding at December 31, 2003 through the use of cash generated from operations and from the exercise of employee stock options during the six months ended June 30, 2004.

     Our net cash provided from operating activities was approximately $33.3 million for the six months ended June 30, 2004. In addition to the cash provided from operations during the six months ended June 30, 2004, we generated cash proceeds from the exercise of employee stock options of approximately $23.3 million and approximately $1.1 million from the sale of assets relating to certain office based practices. For the six months ended June 30, 2004, we used cash proceeds of approximately $38.7 million to complete the acquisition of seven physician group practices and approximately $23.2 million to repurchase common stock (as more fully discussed below).

     During 2003, we repurchased approximately 3.0 million shares of our common stock for approximately $100 million under repurchase programs approved by our Board of Directors. During the three months ended June 30, 2004, we repurchased approximately 348,400 shares at a cost of approximately $23.2 million under a $50 million repurchase program approved by our Board of Directors in May 2004. No common stock was repurchased during the three months ended March 31, 2004. In July 2004, we completed our repurchase program by repurchasing an additional 395,700 shares of our common stock at a cost of approximately $26.8 million. In August 2004, our Board of Director’s authorized the repurchase of an additional $50 million of our common stock.

     In July 2004, we obtained a new revolving line of credit and simultaneously terminated our old line of credit. The new line of credit is a $150 million revolving credit facility which includes (1) a $25 million subfacility for the issuance of letters of credit and (2) a $15 million subfacility for swingline loans. The new line of credit matures in July 2009. At our option the new line of credit (other than swingline loans) bears interest at (1) the base rate (defined as the higher of (i) the Federal Funds Rate plus .5% and (ii) the Bank of America prime rate) and (2) the Eurodollar rate plus an applicable margin rate ranging from .75% to 1.75% based on our consolidated leverage ratio. Swing line loans bear interest at the base rate. Our new line of credit is collateralized by substantially all of our assets. We are subject to certain covenants and restrictions specified in our new line of credit, including covenants that require us to maintain a minimum level of net worth and that restrict us from paying dividends and making certain other distributions. Failure to comply with these covenants would constitute an event of default under the new line of credit, notwithstanding our ability to meet our debt service obligations. Our new line of credit includes various customary remedies for our lenders following an event of default. Our new line of credit was provided by a syndicate of banks with Bank of America, N.A. as administrative agent and swing line lender.

     We are in compliance with the financial covenants and other restrictions in the new line of credit. We had no outstanding principal balances under our prior line of credit at June 30, 2004 or under our new line of credit at August 2, 2004. We have outstanding letters of credit which reduced the amount available under our new line of credit by $7.0 million at August 2, 2004.

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

     We anticipate that funds generated from operations, together with cash on hand, and funds available under our line of credit, will be sufficient to meet our working capital requirements, anticipated acquisitions, capital expenditures as presently planned, and our contractual obligations for at least the next 12 months.

Caution Concerning Forward-Looking Statements

     Certain information included or incorporated by reference in this Quarterly Report may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements (other than statements of historical facts) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions and are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements in this Quarterly Report are made as of the date hereof, and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in our most recent Annual Report on Form 10-K, including the section entitled “Risk Factors”.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     Our new line of credit and an aircraft operating lease agreement are subject to market risk and interest rate changes. The line of credit bears interest at our option (other than swingline loans) at (1) the base rate (defined as the higher of (i) the Federal Funds Rate plus .5% and (ii) the Bank of America prime rate) and (2) the Eurodollar rate plus an applicable margin rate ranging from .75% to 1.75% based on our consolidated leverage ratio. Swing line loans bear interest at the base rate. The aircraft operating lease bears interest at a LIBOR-based variable rate. We had no outstanding principal balance under our prior line of credit at June 30, 2004. The outstanding balance related to the aircraft operating lease totaled approximately $5.3 million at June 30, 2004. Considering the total outstanding balance under the operating lease at June 30, 2004 of approximately $5.3 million, a 1% change in interest rates would result in an impact to income before income taxes of approximately $53,000 per year.

Item 4. Disclosure Controls and Procedures.

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2004.

     There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

     Although we currently maintain liability insurance coverage intended to cover medical malpractice and certain other claims, this coverage generally must be renewed annually and may not continue to be available to us in future years at acceptable costs and on favorable terms. In addition, our insurance coverage may not be adequate to cover liabilities arising out of claims asserted against us in the future where the outcomes of such claims are unfavorable to us. Liabilities in excess of our insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

PEDIATRIX MEDICAL GROUP, INC.
PART II - OTHER INFORMATION - (Continued)

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

During the three months ended June 30, 2004, the Company repurchased approximately 348,000 shares of its common stock at a cost of approximately $23.2 million under a $50 million repurchase program approved by its Board of Directors in May 2004. All repurchases were made in the open market, subject to market conditions and trading restrictions.

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate Dollar
				Value of Shares
			Total Number of	that May Yet Be
			Shares Purchased as	Purchased Under the
	Total Number of	Average Price Paid	Part of the	Repurchase Program
Period	Shares purchased	Per Share	Repurchase Program	(in thousands)
April 1, 2004 to April 30, 2004	—	—	—	$50,000
May 1, 2004 to May 31, 2004	131,100	$64.61	131,100	$41,500
June 1, 2004 to June 30, 2004	217,300	$67.49	217,300	$26,800

Total at June 30, 2004	348,400	$66.41	348,400

PEDIATRIX MEDICAL GROUP, INC.
PART II - OTHER INFORMATION - (Continued)

Item 4. Submission of Matters to a Vote of Security-Holders.

At the Company’s Annual Meeting of Shareholders on May 20, 2004, the shareholders voted on and elected the following directors:

				Broker
Name	For	Withheld	Abstained	Non-Vote
Cesar L. Alvarez	10,325,622	11,171,630	0	0
Waldemar A. Carlo, M.D.	12,375,809	9,121,443	0	0
Michael B. Fernandez	10,507,666	10,989,586	0	0
Roger K. Freeman, M.D.	12,395,491	9,101,761	0	0
Paul G. Gabos	13,645,630	7,851,622	0	0
Roger J. Medel, M.D.	12,074,488	9,422,764	0	0
Lawrence M. Mullen	12,209,845	9,287,407	0	0

The shareholders also voted on and approved the Company’s 2004 Incentive Compensation Plan:

			Broker
For	Withheld	Abstained	Non Vote
12,064,904	6,969,558	15,856	2,446,934

PEDIATRIX MEDICAL GROUP, INC.
PART II - OTHER INFORMATION - (Continued)

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

See Exhibit Index.

(b)	Reports on Form 8-K.

During the quarter ended June 30, 2004, we filed the following reports on Form 8-K:

     Current Report on Form 8-K, dated April 9, 2004, reporting Item 5 (Other Events) relating to a press release announcing nominees for election at our annual meeting of shareholders.

     Current Report on Form 8-K, dated May 20, 2004, reporting Item 5 (Other Events) relating to press releases announcing the following:

1)	The authorization by our Board of Directors of an additional share repurchase program of up to $50 million to purchase shares of our common stock.

2)	The election of Cesar L. Alvarez as Chairman of the Board, the appointment of Enrique J. Sosa, Ph.D. to a new board seat, the promotion of Joseph M. Calabro to President and Chief Operating Officer and authorization of an extension of the employment contract for our Chief Executive Officer, Roger J. Medel, M.D.

During the quarter ended June 30, 2004, we furnished the following report on Form 8-K:

     Current Report on Form 8-K, dated May 4, 2004, reporting Item 12 (Results of Operations and Financial Condition) related to a press release announcing the Company’s results of operations for the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEDIATRIX MEDICAL GROUP, INC.

Date: August 5, 2004	By:	/s/ Roger J. Medel, M.D.

Roger J. Medel, M.D., Chief Executive Officer
(principal executive officer)

Date: August 5, 2004	By:	/s/ Karl B. Wagner

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