Form 10-Q
period 2004-09-30
PEDIATRIX MEDICAL GROUP INC
filed 2004-11-08
CIK 893949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-26762

PEDIATRIX MEDICAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0271219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Shares of Common Stock outstanding as of November 1, 2004: 22,352,094

PEDIATRIX MEDICAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

PEDIATRIX MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2004	December 31,
	(Unaudited)	2003
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$30,907	$27,896
Accounts receivable, net	108,400	94,213
Prepaid expenses	4,161	3,152
Deferred income taxes	14,294	19,354
Other assets	1,940	942

Total current assets	159,702	145,557
Property and equipment, net	26,618	27,194
Goodwill	566,679	527,422
Other assets, net	19,759	17,421

Total assets	$772,758	$717,594

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$111,576	$111,974
Current portion of long-term debt and capital lease obligations	614	686
Income taxes payable	3,226	8,385

Total current liabilities	115,416	121,045
Long-term debt and capital lease obligations	755	1,178
Deferred income taxes	19,536	17,429
Deferred compensation	6,965	5,564

Total liabilities	142,672	145,216

Commitments and contingencies

Shareholders’ equity:
Preferred stock; par value $.01 per share; 1,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share; 50,000 shares authorized; 29,519 and 28,425 shares issued, respectively	295	284
Additional paid-in capital	474,842	432,361
Treasury stock, at cost, 5,516 shares and 4,665 shares, respectively	(207,278)	(150,000)
Retained earnings	362,227	289,733

Total shareholders’ equity	630,086	572,378

Total liabilities and shareholders’ equity	$772,758	$717,594

The accompanying notes are an integral part of
these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands, except for per share data)

Net patient service revenue	$158,333	$145,514	$458,636	$405,415

Operating expenses:
Practice salaries and benefits	88,592	80,196	258,947	230,460
Practice supplies and other operating expenses	5,895	4,778	17,206	13,561
General and administrative expenses	20,002	19,843	59,455	57,150
Depreciation and amortization .	2,298	2,495	6,999	6,048

Total operating expenses	116,787	107,312	342,607	307,219

Income from operations	41,546	38,202	116,029	98,196
Investment income	96	76	354	296
Interest expense	(298)	(417)	(854)	(1,142)

Income before income taxes	41,344	37,861	115,529	97,350
Income tax provision	15,401	14,388	43,035	36,993

Net income	$25,943	$23,473	$72,494	$60,357

Per share data:
Net income per common and common equivalent share:
Basic	$1.08	$1.01	$3.00	$2.54
Diluted	$1.04	$.97	$2.88	$2.46

Weighted average shares used in computing net income per common and common equivalent share:
Basic	24,043	23,290	24,199	23,788

Diluted	24,980	24,196	25,176	24,521

The accompanying notes are an integral part of
these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income	$72,494	$60,357
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	6,999	6,048
Deferred income taxes	7,167	(6,317)
Gain on sale of assets	(197)	—
Changes in assets and liabilities:
Accounts receivable	(14,187)	(13,024)
Prepaid expenses and other assets	(1,315)	4,177
Other assets	91	(495)
Accounts payable and accrued expenses	(785)	20,167
Income taxes payable/receivable	10,069	8,888

Net cash provided from operating activities	80,336	79,801

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(41,687)	(63,309)
Purchase of property and equipment	(5,227)	(13,743)
Proceeds from sale of assets	1,100	—

Net cash used in investing activities	(45,814)	(77,052)

Cash flows from financing activities:
Payments for syndication of line of credit	(890)	—
Borrowings on line of credit, net	—	14,500
Payments on long-term debt and capital lease obligations	(607)	(459)
Proceeds from issuance of common stock	27,264	20,427
Purchase of treasury stock	(57,278)	(100,002)

Net cash used in financing activities	(31,511)	(65,534)

Net increase (decrease) in cash and cash equivalents	3,011	(62,785)
Cash and cash equivalents at beginning of period	27,896	73,195

Cash and cash equivalents at end of period	$30,907	$10,410

The accompanying notes are an integral part of
these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

Stock Options

The Company accounts for stock-based compensation to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense for stock options issued to employees is reflected in the condensed consolidated statements of income because the market value of the Company’s stock equals the exercise price on the day options are granted. To the extent the Company realizes an income tax benefit from the exercise of certain stock options, this benefit results in a decrease in current income taxes payable and an increase in additional paid-in capital.

Had compensation expense been determined based on the fair value accounting provisions of Statement of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share would have been reduced to the pro forma amounts below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income, as reported	$25,943	$23,473	$72,494	$60,357
Deduct: Total stock-based employee compensation expense determined under fair value accounting rules, net of related tax effect	(3,280)	(3,361)	(8,620)	(8,039)

Pro forma net income	$22,663	$20,112	$63,874	$52,318

Net income per share:

As reported:

Basic	$1.08	$1.01	$3.00	$2.54

Diluted	$1.04	$.97	$2.88	$2.46

Pro forma:

Basic	$.91	$.83	$2.54	$2.16

Diluted	$.89	$.80	$2.48	$2.14

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

2.	Summary of Significant Accounting Policies, Continued:

In calculating the pro-forma results above, the fair value of each option or share to be issued is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for grants in the three months ended September 30, 2004 are: dividend yield of 0%, expected volatility of 46%, and risk-free interest rates of 3.7% for options with expected lives of three and one-half years (all employees of the Company except officers and physicians). No options with expected lives of three years (officers of the Company) and four years (physicians of the Company) were granted in the three months ended September 30, 2004. The weighted average assumptions used for grants in the three months ended September 30, 2003 are: dividend yield of 0%, expected volatility of 62%, and a risk-free interest rate of 1.9% for options with expected lives of three years (all employees of the Company except physicians). No options with an expected life of five years (officers and physicians of the Company) were granted in the three months ended September 30, 2003. The weighted average assumptions for grants in the nine months ended September 30, 2004 are: dividend yield of 0%, expected volatility of 46%, and risk-free interest rates of 2.9% for options with expected lives of three years (officers of the Company), 2.6% for options with expected lives of four years (physicians of the Company), and 2.4% for options with expected lives of three and one-half years (all other employees of the Company). The weighted average assumptions for grants in the nine months ended September 30, 2003 are: dividend yield of 0%, expected volatility of 62%, and risk-free interest rates of 2.9% for options with expected lives of five years (officers of the Company), 3.0% for options with expected lives of five years (physicians of the Company), and 2.1% for options with expected lives of three years (all other employees of the Company).

3.	Business Acquisitions:

The Company completed the acquisition of eight physician group practices during the nine months ended September 30, 2004. Total consideration and related costs for these acquisitions were approximately $41.7 million. In connection with these transactions, the Company recorded goodwill of approximately $39.3 million and other identifiable intangible assets consisting of physician and hospital agreements of approximately $2.4 million. The goodwill of approximately $39.3 million related to these acquisitions represents the only change in the carrying amount of goodwill for the nine month period ended September 30, 2004.

The following unaudited pro-forma information combines the consolidated results of operations of the Company and the Company’s 2003 and 2004 acquisitions, as if the transactions had occurred on January 1, 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands, except for per share data)		(in thousands, except for per share data)

Net patient service revenue	$158,643	$153,372	$466,106	$435,517
Net income	$25,987	$24,485	$73,946	$64,112
Net income per share:
Basic	$1.08	$1.05	$3.06	$2.70
Diluted	$1.04	$1.01	$2.94	$2.61

The pro-forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2004	2003
	(in thousands)
Accounts payable	$12,831	$10,528
Accrued salaries and bonuses	43,744	55,336
Accrued payroll taxes and benefits	11,648	11,452
Accrued professional liability coverage	31,249	24,040
Other accrued expenses	12,104	10,618

	$111,576	$111,974

5.	Line of Credit:

In July 2004, the Company obtained a new revolving line of credit and simultaneously terminated the old line of credit. The new line of credit is a $150 million revolving credit facility which includes (1) a $25 million subfacility for the issuance of letters of credit and (2) a $15 million subfacility for swingline loans. The new line of credit matures in July 2009. At the Company’s option the new line of credit (other than swingline loans) bears interest at (1) the base rate (defined as the higher of (i) the Federal Funds Rate plus .5% and (ii) the Bank of America prime rate) and (2) the Eurodollar rate plus an applicable margin rate ranging from .75% to 1.75% based on the Company’s consolidated leverage ratio. Swing line loans bear interest at the base rate. The new line of credit is collateralized by substantially all of the Company’s assets. The Company is subject to certain covenants and restrictions specified in the new line of credit, including covenants that require the Company to maintain a minimum level of net worth and that restrict the Company from paying dividends and making certain other distributions as specified therein. At September 30, 2004, the Company believes that it was in compliance with such financial covenants and restrictions. The Company had no outstanding principal balances under the line of credit at September 30, 2004. The Company has outstanding letters of credit which reduced the amount available under the new line of credit by $7.0 million at September 30, 2004.

6.	Shareholders’ Equity:

The Company’s changes in shareholders’ equity for the nine months ended September 30, 2004 are as follows (in thousands):

	Common Stock		Additional			Total
	Number of		Paid in	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at December 31, 2003	28,425	$284	$432,361	$(150,000)	$289,733	$572,378
Net income	—	—	—	—	72,494	72,494
Common stock issued under employee stock option and stock purchase plans	1,094	11	27,253	—	—	27,264
Treasury stock	—	—	—	(57,278)	—	(57,278)
Tax benefit related to employee stock options and stock purchase plans	—	—	15,228	—	—	15,228

Balance at September 30, 2004	29,519	$295	$474,842	$(207,278)	$362,227	$630,086

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7.	Net Income Per Share:

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

The calculations of basic and diluted net income per share for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands, except for per share data)
Basic:
Net income applicable to common stock	$25,943	$23,473	$72,494	$60,357

Weighted average number of common shares outstanding	24,043	23,290	24,199	23,788

Basic net income per share	$1.08	$1.01	$3.00	$2.54

Diluted:
Net income	$25,943	$23,473	$72,494	$60,357
Interest expense on convertible subordinated debt, net of tax	—	7	—	20

Net income applicable to common stock	$25,943	$23,480	$72,494	$60,377

Weighted average number of common shares outstanding	24,043	23,290	24,199	23,788
Weighted average number of dilutive common stock equivalents	937	876	977	703
Dilutive effect of convertible subordinated debt	—	30	—	30

Weighted average number of common and common equivalent shares outstanding	24,980	24,196	25,176	24,521

Diluted net income per share	$1.04	$.97	$2.88	$2.46

For the three months ended September 30, 2004 and 2003, the Company had approximately 50,000 and 75,000 outstanding employee stock options, respectively, that have been excluded from the computation of diluted earnings per share since they are anti-dilutive. For the nine months ended September 30, 2004 and 2003, the Company had approximately 59,500 and 755,000 outstanding employee stock options, respectively, that have been excluded from the computation of diluted earnings per share since they are anti-dilutive.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

8.	Common Stock Repurchase Program:

During 2003, the Company repurchased approximately 3.0 million shares of its common stock for approximately $100 million under repurchase programs approved by its Board of Directors. During July 2004, the Company completed a $50 million common stock repurchase program which was authorized by the Board of Directors in May 2004. In August 2004, the Board of Directors authorized the repurchase of an additional $50 million of the Company’s common stock which was subsequently increased by the Board of Directors to $100 million in September 2004.

During the three and nine months ended September 30, 2004, the Company repurchased approximately 503,000 and 851,000 shares at a cost $34.1 million and $57.3 million, respectively, under these repurchase programs. All repurchases were made in the open market, subject to trading restrictions.

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

In October 2004, the Company completed its common stock repurchase program, buying an additional 1.7 million shares of its common stock at a cost of approximately $92.7 million.

In October 2004, the Company completed the acquisition of one physician group practice, which has increased the total number of acquisitions completed by the Company during 2004 to nine physician group practices. Total consideration and related costs for these acquisitions were approximately $45.6 million.

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

     During the nine months ended September 30, 2004, we completed the acquisition of eight physician group practices. In addition, during 2003, we completed the acquisition of a metabolic screening laboratory and seven physician practice groups. Our results of operations for the three and nine months ended September 30, 2004 include the results of operations for the metabolic screening laboratory and the physician practice groups from their respective dates of acquisition, and therefore are not comparable in some material respects to our results of operations for the three and nine months ended September 30, 2003.

Results of Operations

     Three Months Ended September 30, 2004 as Compared to Three Months Ended September 30, 2003

     Our net patient service revenue increased $12.8 million, or 8.8%, to $158.3 million for the three months ended September 30, 2004, as compared to $145.5 million for the same period in 2003. Of this $12.8 million increase, $9.7 million, or 75.8%, was primarily attributable to revenue generated from acquisitions completed and the addition of new hospital contracts after June 30, 2003. Same unit net patient service revenue increased $3.1 million, or 2.2%, for the three months ended September 30, 2004. The increase in same unit net patient service revenue was primarily the result of: (i) an increase in neonatal intensive care patient days of 3.9%; (ii) increased revenue from volume growth in maternal-fetal services and other services including hearing screens and newborn nursery services provided by existing practices; (iii) modest price increases implemented on January 1, 2004; and (iv) improved managed care contracting processes. The increase in same unit patient service revenue was partially offset by an increase in patients enrolled in government sponsored programs. Payments received from government programs are substantially less than reimbursement under commercial insurance. Same units are those units at which we provided services for the entire current period and the entire comparable prior year period.

     Practice salaries and benefits increased $8.4 million, or 10.5%, to $88.6 million for the three months ended September 30, 2004, as compared to $80.2 million for the same period in 2003. The increase was attributable to costs associated with new physicians and other staff to support acquisition related growth and volume growth at existing units.

     Practice supplies and other operating expenses increased $1.1 million, or 23.4%, to $5.9 million for the three months ended September 30, 2004, as compared to $4.8 million for the same period in 2003. The increase was primarily attributable to costs related to acquired and new units at which we provide services and increased supply costs at our metabolic screening laboratory.

     General and administrative expenses include expenses related to all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $200,000, or 0.8%, to $20.0 million for the three months ended September 30, 2004, as compared to $19.8 million for the same period in 2003. This $200,000 increase was primarily due to salaries and benefits and other general and administrative expenses relating to the continued growth of the Company.

     Depreciation and amortization expense decreased by $200,000, or 7.9%, to $2.3 million for the three months ended September 30, 2004, as compared to $2.5 million for the same period in 2003. This $200,000 decrease is primarily attributable to certain identifiable intangible assets having become fully amortized.

     Income from operations increased $3.3 million, or 8.8%, to $41.5 million for the three months ended September 30, 2004, as compared to $38.2 million for the same period in 2003. Our operating margin decreased 0.1 percentage points to 26.2% for the three months ended September 30, 2004, as compared to 26.3% for the same period in 2003. The decrease in operating margin was due to a shift in the Company’s payor mix during the three months ended September 30, 2004. That shift resulted in a lower percentage of patient service reimbursement coming from commercial payors than from government payors, principally the various Medicaid programs in the states where our physicians practice. This payor mix shift has resulted in a decrease in average reimbursement rates. The decrease in operating margin due to the payor mix shift was partially offset by continued operational efficiencies at the physician group practice level and a reduction in general and administrative expenses as a percent of revenue.

     We recorded net interest expense of $202,000 for the three months ended September 30, 2004, as compared to net interest expense of $341,000 for the same period in 2003. The decrease in net interest expense is primarily due to lower long term debt outstanding during the three months ended September 30, 2004 as compared to the prior year period. We had no borrowings under our line of credit for the three months ended September 30, 2004. Interest expense for the three months ended September 30, 2004 consisted primarily of commitment fees and amortized debt costs associated with our line of credit.

     Our effective income tax rates were 37.3% and 38.0% for the three months ended September 30, 2004 and 2003, respectively. This decline in our effective rate is principally due to changes in our apportionment of income for state income taxes.

     Net income increased to $25.9 million for the three months ended September 30, 2004, as compared to $23.5 million for the same period in 2003.

     Diluted net income per common and common equivalent share was $1.04 on weighted average shares of 25.0 million for the three months ended September 30, 2004, as compared to $0.97 on weighted average shares of 24.2 million for the same period in 2003. The net increase in weighted average shares outstanding was primarily due to the exercise of employee stock options offset in part by the impact of shares repurchased since July 1, 2003.

     Nine Months Ended September 30, 2004 as Compared to Nine Months Ended September 30, 2003

     Our net patient service revenue increased $53.2 million, or 13.1%, to $458.6 million for the nine months ended September 30, 2004, as compared to $405.4 million for the same period in 2003. Of this $53.2 million increase, $28.7 million, or 53.9%, was primarily attributable to revenue generated from acquisitions completed during 2003 and 2004 and the addition of new hospital contracts in 2003. Same unit net patient service revenue increased $24.5 million, or 6.3%, for the nine months ended September 30, 2004. The increase in same unit net patient service revenue was primarily the result of: (i) a 3.2% increase in neonatal intensive care unit patient days; (ii) increased revenue from volume growth in maternal-fetal services and other services including hearing screens and newborn nursery services provided by existing practices; (iii) modest price increases implemented on January 1, 2004; (iv) changes in reimbursement for our services due to modifications to billing codes implemented by the American Medical Association in early 2003; and (v) improved managed care contracting processes. The increase in same unit patient service revenue was partially offset by an increase in patients enrolled in government sponsored programs. Payments received from government programs are substantially less than reimbursement under commercial insurance. Same units are those units at which we provided services for the entire current period and the entire comparable period.

     Practice salaries and benefits increased $28.4 million, or 12.4%, to $258.9 million for the nine months ended September 30, 2004, as compared to $230.5 million for the same period in 2003. The increase was attributable to: (i) costs associated with new physicians and other staff to support acquisition related growth and volume growth at existing units; and (ii) an increase in incentive compensation as a result of same unit growth and operational improvements at the physician practice level.

     Practice supplies and other operating expenses increased $3.6 million, or 26.9%, to $17.2 million for the nine months ended September 30, 2004, as compared with $13.6 million for the same period in 2003. The increase was primarily attributable to supply costs related to our acquisition of a metabolic screening laboratory in May 2003 and other costs related to acquired and new units at which we provide services.

     General and administrative expenses include expenses related to all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $2.3 million, or 4.0%, to $59.5 million for the nine months ended September 30, 2004, as compared to $57.2 million for the same period in 2003. This $2.3 million increase was primarily due to salaries and benefits relating to our continued growth and our metabolic screening laboratory which we acquired in May 2003.

     Depreciation and amortization expense increased by $1.0 million, or 15.7%, to $7.0 million for the nine months ended September 30, 2004, as compared to $6.0 million for the same period in 2003. This $1.0 million increase is attributable to amortization of identifiable intangible assets related to our acquisitions and depreciation related to the purchase of property and equipment.

     Income from operations increased $17.8 million, or 18.2%, to $116.0 million for the nine months ended September 30, 2004, as compared with $98.2 million for the same period in 2003. Our operating margin increased 1.1 percentage points to 25.3% for the nine months ended September 30, 2004, as compared to 24.2% for the same period in 2003. The increase in operating margin is directly attributable to a reduction in general and administrative expenses as a percent of revenue, partially offset by the shift in the Company’s payor mix which occurred during the three months ended September 30, 2004.

     We recorded net interest expense of $500,000 for the nine months ended September 30, 2004, as compared with net interest expense of $846,000 for the same period in 2003. The decrease in net interest expense is primarily due to lower long term debt outstanding during the nine months ended September 30, 2004 as compared to the prior year period. We had no borrowings under our line of credit for the nine months ended September 30, 2004. Interest expense for the nine months ended September 30, 2004 consisted primarily of commitment fees and amortized debt costs associated with our line of credit.

     Our effective income tax rates were 37.3% and 38.0% for the nine months ended September 30, 2004 and 2003, respectively. This decline in our effective rate is principally due to changes in our apportionment of income for state income tax purposes.

     Net income increased to $72.5 million for the nine months ended September 30, 2004, as compared to $60.4 million for the same period in 2003.

     Diluted net income per common and common equivalent share was $2.88 on weighted average shares of 25.2 million for the nine months ended September 30, 2004, as compared to $2.46 on the weighted average shares of 24.5 million for the same period in 2003. The net increase in weighted average shares outstanding was primarily due to the issuance of shares under our employee stock purchase plan and for the exercise of employee stock options offset in part by the impact of shares repurchased since January 1, 2003.

Liquidity and Capital Resources

     As of September 30, 2004, we had approximately $30.9 million of cash and cash equivalents on hand as compared to $27.9 million at December 31, 2003. Additionally, we had working capital of approximately $44.3 million at September 30, 2004, an increase of $19.8 million from working capital of $24.5 million at December 31, 2003. The increase in working capital at September 30, 2004 is primarily due to increased accounts receivable balances and a reduction in liabilities outstanding primarily due to the payment of physician bonuses, accrued at December 31, 2003, in the first quarter of 2004.

     Our net cash provided from operating activities was approximately $80.3 million for the nine months ended September 30, 2004. In addition to the cash provided from operations during the nine months ended September 30, 2004, we generated cash proceeds from the exercise of employee stock options of approximately $27.3 million and approximately $1.1 million from the sale of assets relating to certain office based practices. For the nine months ended September 30, 2004, we used cash proceeds of approximately $41.7 million to complete the acquisition of eight physician group practices and approximately $57.3 million to repurchase common stock (as more fully discussed below).

     During 2003, we repurchased approximately 3.0 million shares of our common stock for approximately $100 million under repurchase programs approved by our Board of Directors. During July 2004, we completed a $50 million common stock repurchase program which was authorized by our Board of Directors in May 2004. In August 2004, our Board of Directors authorized the repurchase of an additional $50 million of our common stock which was subsequently increased by the Board of Directors to $100 million in September 2004. During the three and nine months ended September 30, 2004, we repurchased approximately 503,000 and 851,000 shares at a cost of $34.1 million and $57.3 million, respectively, under these repurchase programs. In October 2004, we completed our common stock repurchase program by buying an additional 1.7 million shares of our common stock at a cost of approximately $92.7 million.

     In July 2004, we obtained a new revolving line of credit and simultaneously terminated our old line of credit. The new line of credit is a $150 million revolving credit facility which includes (1) a $25 million subfacility for the issuance of letters of credit and (2) a $15 million subfacility for swingline loans. The new line of credit matures in July 2009. At our option the new line of credit (other than swingline loans) bears interest at (1) the base rate (defined as the higher of (i) the Federal Funds Rate plus .5% and (ii) the Bank of America prime rate) and (2) the Eurodollar rate plus an applicable margin rate ranging from .75% to 1.75% based on our consolidated leverage ratio. Swing line loans bear interest at the base rate. Our new line of credit is collateralized by substantially all of our assets. We are subject to certain covenants and restrictions specified in our new line of credit, including covenants that require us to maintain a minimum level of net worth and that restrict us from paying dividends and making certain other distributions as specified therein. At September 30, 2004, we believe we were in compliance with such financial covenants and restrictions. We had no outstanding principal balances under our line of credit at September 30, 2004. We have outstanding letters of credit which reduced the amount available under our new line of credit by $7.0 million at September 30, 2004. During October 2004, we borrowed under our line of credit to finance the repurchase of our common stock and to complete an acquisition. As of November 1, 2004, the outstanding principal balance under our line of credit was $60.0 million.

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

     We anticipate that funds generated from operations, together with cash on hand, and funds available under our line of credit, will be sufficient to meet our working capital requirements, anticipated acquisitions, capital expenditures as presently planned and our contractual obligations for at least the next 12 months.

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

     Our line of credit and an aircraft operating lease agreement are subject to market risk and interest rate changes. The line of credit bears interest at our option (other than swingline loans) at (1) the base rate (defined as the higher of (i) the Federal Funds Rate plus .5% and (ii) the Bank of America prime rate) and (2) the Eurodollar rate plus an applicable margin rate ranging from .75% to 1.75% based on our consolidated leverage ratio. Swing line loans bear interest at the base rate. The aircraft operating lease bears interest at a LIBOR-based variable rate. We had no outstanding principal balance under our line of credit at September 30, 2004. The outstanding balance related to the aircraft operating lease totaled approximately $5.1 million at September 30, 2004. Considering the total outstanding balance under the operating lease at September 30, 2004 of approximately $5.1 million, a 1% change in interest rates would result in an impact to income before income taxes of approximately $51,000 per year.

     As of November 1, 2004, the outstanding principal balance under our line of credit was $60.0 million. Considering the total outstanding balance of this instrument at November 1, 2004, a 1% change in interest rates would result in an impact to income before income taxes of approximately $600,000 per year.

Item 4.	Controls and Procedures.

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2004, were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PEDIATRIX MEDICAL GROUP, INC.
PART II — OTHER INFORMATION — (Continued)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2004, the Company repurchased approximately 503,000 shares of its common stock at a cost of approximately $34.1 million under repurchase programs approved by its Board of Directors. All repurchases were made in the open market, subject to market conditions and trading restrictions.

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate Dollar
				Value of Shares
			Total Number of	that May Yet Be
			Shares Purchased as	Purchased Under the
	Total Number of	Average Price Paid	Part of the	Repurchase Program
Period	Shares purchased	Per Share	Repurchase Program	(in thousands)
July 1, 2004
to
July 31, 2004	395,700	$67.85	395,700	$0 (1)

August 1, 2004
to
August 31, 2004	94,519	$67.71	94,519	$43,600 (2)

September 1, 2004
to
September 30, 2004	12,619	$69.78	12,619	$92,720 (3)

Total	502,838		502,838

(1)	During July 2004, the Company completed $50 million in common stock repurchases as authorized by the Board of Directors in May 2004.

(2)	In August 2004, the Board of Directors authorized the repurchase of an additional $50 million of the Company’s common stock.

(3)	In September 2004, the Board of Directors authorized a $50 million increase to the existing share repurchase program.

PEDIATRIX MEDICAL GROUP, INC.
PART II — OTHER INFORMATION — (Continued)

Item 6.	Exhibits.

     See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEDIATRIX MEDICAL GROUP, INC.
Date: November 8, 2004	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D., Chief Executive Officer
(principal executive officer)

Date: November 8, 2004	By:	/s/ Karl B. Wagner
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