Form 10-K
period 2004-12-31
PEDIATRIX MEDICAL GROUP INC
filed 2005-03-11
CIK 893949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 001-12111

PEDIATRIX MEDICAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0271219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1301 Concord Terrace,	33323
Sunrise, Florida	(Zip Code)
(Address of principal executive offices)
(954) 384-0175
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
Preferred Share Purchase Rights
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The aggregate market value of shares of Common Stock of the registrant held by non-affiliates of the registrant on June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,698,751,000 based on a $69.85 closing price per share as reported on the New York Stock Exchange composite transactions list on such date.
      The number of shares of Common Stock of the registrant outstanding on March 7, 2005, was 22,782,260
DOCUMENTS INCORPORATED BY REFERENCE:
      The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, with respect to the 2005 annual meeting of shareholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, each document incorporated by reference herein is deemed not to be filed as a part hereof.

PEDIATRIX MEDICAL GROUP, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2004
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
OVERVIEW
      Pediatrix is the nation’s largest health care services company focused on physician services for newborn, maternal-fetal and other pediatric subspecialty care. Our national network is comprised of approximately 776 affiliated physicians, including 603 neonatal physician specialists who provide clinical care in 31 states and Puerto Rico, primarily within hospital-based neonatal intensive care units (called “NICUs”), to babies born prematurely or with medical complications. Our affiliated neonatal physician specialists staff and manage clinical activities at more than 220 hospitals, and our 86 affiliated maternal-fetal medicine subspecialists provide care to expectant mothers experiencing complicated pregnancies in many areas where our affiliated neonatal physicians practice. Our network includes other pediatric subspecialists, including 44 pediatric intensivists, 28 pediatric cardiologists and 15 pediatric hospitalists. In addition, we believe that we are the nation’s largest provider of hearing screens to newborns and the nation’s largest private provider of metabolic screening services to newborns.
      Pediatrix Medical Group, Inc. was incorporated in Florida in 1979. Our principal executive offices are located at 1301 Concord Terrace, Sunrise, Florida 33323, and our telephone number is (954) 384-0175.
Our Operations
      The following discussion describes the components of our services.
      Physician Services. Our principal mission is the provision of comprehensive clinical care to babies born prematurely or with medical complications and to expectant mothers experiencing complicated pregnancies.

•	Neonatal Care. We provide clinical care to babies born prematurely or with complications within specific units at hospitals, primarily NICUs, through a team of experienced neonatal physician specialists (called “neonatologists”), neonatal nurse practitioners and other pediatric clinicians. Neonatologists are board-certified or board eligible pediatricians who have extensive education and training for the care of babies born prematurely or with complications that require complex medical treatment. Neonatal nurse practitioners are registered nurses who have advanced training and education in managing health care needs of newborns, infants and their families.

•	Maternal-Fetal Care. Our operations also include outpatient and inpatient clinical care to expectant mothers experiencing complicated pregnancies and their unborn babies through our affiliated maternal-fetal medicine subspecialists and other clinicians, such as maternal-fetal nurses, certified mid-wives, ultrasonographers and genetic counselors. Maternal-fetal medicine subspecialists are board-certified obstetricians who have extensive education and training for the treatment of high-risk expectant mothers and their fetuses. Our affiliated maternal-fetal medicine subspecialists practice in certain metropolitan areas where we have affiliated neonatologists to provide coordinated care for women with complicated pregnancies and whose babies are often admitted to a NICU upon delivery.

•	Other Pediatric Subspecialty Care. Our network also includes other pediatric subspecialists, such as pediatric intensivists, which are hospital-based physicians who have additional education and training in caring for critically-ill or injured children and adolescents, pediatric cardiologists, which are pediatricians who have additional education and training in congenital and acquired heart disorders, and pediatric hospitalists, which are hospital-based pediatricians who specialize in inpatient care and management of acutely-ill children. Our affiliated physicians also provide clinical services in other areas of hospitals, particularly in the labor and delivery area, nursery and pediatric department, where immediate accessibility to specialized care may be critical.

      Newborn Screening Services. We also operate the nation’s largest private laboratory providing newborn metabolic screening. In addition, we are the nation’s largest provider of hearing screens to newborns. Our newborn screening program identifies more than 50 metabolic disorders and various genetic and biochemical conditions, and potential hearing loss for early treatment or management. All states require screening for a select number of metabolic conditions before newborns are discharged from the hospital. In addition, 38 states either require newborns to be screened for potential hearing loss before being discharged from the hospital or require that parents be offered the opportunity to submit their newborns to hearing screens.
      Clinical Research and Education. As part of our ongoing commitment to improving patient care through evidence-based medicine, we conduct clinical research, monitor clinical outcomes and implement clinical quality initiatives with a view to improving patient outcomes, shortening the length of hospital stays and reducing long-term health system costs. We have managed three neonatal clinical trials to completion. We also make extensive continuing medical education resources available to our physicians and neonatal nurse practitioners to give them access to the most current treatment methodologies and best demonstrated processes. We believe that referring physicians, hospitals, third-party payors and patients all benefit from our clinical research, education and quality initiatives.
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
      Neonatal Medicine. Of the approximately four million births in the United States annually, we estimate that approximately 10 to 12 percent require NICU admissions. Although research continues to be conducted by numerous institutions to identify potential causes of premature birth and medical complications that often require NICU admissions, some common contributing factors include the presence of hypertension or diabetes in the mother, lack of prenatal care, complications during pregnancy, drug and alcohol abuse and smoking or poor nutritional habits during pregnancy. Babies admitted to NICUs typically have an illness or condition that requires the care of a neonatalogist. Babies that are born prematurely and have a low birthweight often require neonatal intensive care services because of increased risk for medical complications. We believe obstetricians generally prefer to perform deliveries at hospitals that provide a full complement of labor and delivery services, which includes a NICU staffed by board-certified or board-eligible neonatologists. Because obstetrics is a significant source of hospital admissions, hospital administrators have responded to these demands by establishing NICUs and contracting with independent neonatology group practices to staff and manage these units. As a result, NICUs within the United States tend to be concentrated in hospitals with a higher volume of births. There are approximately 3,800 board-certified neonatologists in the United States who practice at approximately 1,500 hospital-based NICUs.
      Maternal-Fetal Medicine. Expectant mothers with pregnancy complications often seek or are referred by their obstetricians to maternal-fetal medicine subspecialists. These subspecialists provide care to women with conditions such as diabetes, hypertension, sickle cell disease, multiple gestation, recurrent miscarriage, family history of genetic diseases, suspected fetal birth defects, and other complications during their pregnancies. We believe that improved maternal-fetal care has a positive impact on neonatal outcomes. Data on neonatal outcomes demonstrate that, in general, the likelihood of mortality or an adverse condition or outcome (referred to as “morbidity”) is reduced the longer a baby remains in the womb. As a result, our maternal-fetal medicine subspecialists focus on extending the pregnancy to improve the viability of the fetus.
      Other Pediatric Subspecialty Medicine. Other areas of pediatric subspecialty medicine are closely associated with our operations in maternal-fetal-newborn medicine. For example, pediatric intensivists care for critically-ill or injured children and adolescents in pediatric intensive care units (called “PICUs”). There are approximately 1,000 board-certified pediatric intensivists in the United States who practice at approximately 400 hospital-based PICUs. Pediatric cardiology is another important subspecialty within pediatric medicine and is linked closely with maternal-fetal and neonatal intensive care. There are approximately 1,500 board-certified pediatric cardiologists in the United States and we believe that approximately one percent of all babies born in the United States each year are born with congenital cardiovascular malformations. Advances in diagnostic procedures have made it possible to identify cardiovascular malformations relatively early in a pregnancy, and pediatric cardiologists routinely work closely with maternal-fetal medicine subspecialists and neonatologists to improve patient outcomes.
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
Our Business Strategy
      Our business objective is to enhance our position as a premier health care services organization that is built around physician services for newborn and maternal-fetal care. The key elements of our strategy to achieve our objectives are:

•	Focus on neonatal, maternal-fetal and other pediatric subspecialty care. Through our focus on neonatology, we have developed significant administrative expertise relating to neonatal physician services. We have also facilitated the development of a clinical approach to the practice of medicine among our affiliated physicians that includes research, education and quality initiatives intended to advance the science of neonatology, improve the quality of care provided to acutely-ill newborns and contribute to shortening the length of their hospital stays and reducing long-term health system costs. We are committed to developing similar expertise in maternal-fetal medicine and other pediatric subspecialties.

•	Promote same unit growth. We seek opportunities for increasing revenues in our hospital-based operations. For example, our affiliated hospital-based physicians are well situated to, and, in some cases, provide physician services in other departments, such as newborn nurseries, or in situations where immediate accessibility to specialized obstetric and pediatric care may be critical. In addition, we market our capabilities to obstetricians and family physicians to attract referrals to our hospital-based units. We also market the services of our affiliated physicians to other hospitals to attract transport admissions.

•	Acquire physician practice groups and expand into additional healthcare services. We continue to seek to expand our operations by acquiring established neonatal and maternal-fetal medicine practice groups and other complementary pediatric subspecialty physician groups, such as pediatric intensivists, pediatric cardiologists and pediatric hospitalists. During 2004, we added 12 physician groups to our national network through acquisitions consisting of eight neonatal groups, two pediatric cardiology practices, one maternal-fetal practice and one pediatric intensive care practice. We intend to explore other strategic opportunities that are related to our physician and newborn screening services and in other health care areas that would allow us to benefit from our business expertise.

•	Expand our newborn screening services. We will continue to seek contracts in the United States with hospitals, third party payors and, in some cases, state agencies, and internationally with distributors, to provide screening services to newborns to detect the presence of hearing disorders and metabolic conditions for early treatment or management. We intend to focus on providing quality services and may seek other opportunities to expand our screening capabilities.

•	Strengthen relationships with our partners. By managing many of the operational challenges associated with a subspecialty practice, encouraging clinical research, education and quality initiatives, and promoting timely intervention by qualified pediatric and maternal-fetal medicine subspecialists in emergency situations, we believe that our business model is focused on improving the quality of care delivered to acutely-ill newborns, shortening the length of their hospital stays and reducing long-term health system costs. We believe that referring physicians, hospitals, third-party payors and patients all benefit to the extent that we are successful in implementing our business model. We will continue to seek opportunities to strengthen relationships with our partners.
OUR PHYSICIAN SERVICES
Neonatal Care
      We provide neonatal care to babies born prematurely or with complications within specific hospital units, primarily NICUs, through our network of 603 affiliated neonatologists and other related clinical professionals who staff and manage clinical activities at more than 220 NICUs in 31 states and Puerto Rico. We partner with our hospital clients in an effort to enhance the quality of care delivered to premature and sick babies. Some of the nation’s largest and most prestigious hospitals, both not-for-profit and for-profit institutions, retain us to staff and manage their NICUs. Our affiliated neonatologists generally provide 24-hours-a-day, seven-days-a-week coverage, supporting the local referring physician community and being available for consultation in other hospital departments. Our hospital partners benefit from our experience in managing complex critical care units and reducing the costs associated with directly employing physician specialists. Our neonatal physicians interact with colleagues across the country through an internal communications system to draw upon their collective expertise in managing challenging patient care issues. Our neonatal physicians also work collaboratively with maternal-fetal medicine subspecialists to coordinate care of mothers experiencing complicated pregnancies and their fetuses. We also employ or contract with neonatal nurse practitioners, who work with our affiliated physicians in providing medical care.
Maternal-Fetal Care
      We provide outpatient and inpatient maternal-fetal care to expectant mothers with complicated pregnancies and their fetuses through our network of 86 affiliated maternal-fetal medicine subspecialists and other related clinical professionals. Our affiliated neonatologists practice with maternal-fetal medicine subspecialists to provide coordinated care for women with complicated pregnancies whose babies are often admitted to the NICU upon delivery. We believe continuity of treatment from mother and developing fetus during the pregnancy to the newborn upon delivery has improved the clinical outcomes of our patients.
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

•	Pediatric Intensive Care. Our 44 affiliated pediatric intensivists provide clinical care for critically-ill or injured children and adolescents. They staff and manage PICUs at more than 17 hospitals.

•	Pediatric Cardiology Care. Our pediatric cardiology practice consists of 28 affiliated pediatric cardiologists practicing in the Phoenix-Tucson, Denver, Austin and South Florida metropolitan areas who, together with related clinical professionals, provide specialized cardiac care to fetal and pediatric patients with congenital heart disorders through scheduled office visits, hospital rounds and immediate consultation in emergency situations.

•	Pediatric Hospitalists. Our 15 affiliated pediatric hospitalists provide clinical care to acutely ill children in more than 18 hospitals.

•	Other Newborn and Pediatric Care. Because our affiliated physicians and advanced nurse practitioners generally provide hospital-based coverage, they are situated to provide highly specialized care to address medical needs that may arise during a baby’s hospitalization. For example, as part of our on-going efforts to support and partner with hospitals and the local referring physician community, our affiliated neonatologists, pediatric hospitalists and advanced nurse practitioners provide in-hospital nursery care to newborns through our newborn nursery program. This program is made available for babies during their hospital stay, which in the case of healthy babies typically comprises two days of evaluation and observation, following which they are referred, and their hospital records are provided, to their pediatricians or family practitioners for follow-up care.
OUR NEWBORN SCREENING SERVICES
      We provide screening services to detect the presence of newborn hearing disorders and metabolic conditions for early treatment or management. Since we launched our newborn hearing screening program in 1994, we believe that we have become the largest provider of newborn hearing screening services in the United States. We screened approximately 260,000 babies for potential hearing loss at more than 100 hospitals across the nation in 2004. We also operate a technologically-advanced metabolic screening laboratory. This laboratory provides a screening program for newborns that we believe is among the most comprehensive in the world. By analyzing small blood samples drawn from newborns during the first few days after birth, we can identify the presence of more than 50 metabolic disorders and other genetic and biochemical conditions.
      We have advocated expanded newborn screening for several years and newborn screening is becoming an area of increasing interest to health care providers, as well as state and federal agencies. Many metabolic disorders can result in death if not diagnosed and treated in a timely manner. Early detection and successful intervention of many conditions can often improve the long-term quality of life for patients and reduce the long-term health care costs associated with the treatment of identified conditions.
      We contract or coordinate with hospitals and, in some cases, state agencies to provide newborn screening services. All states mandate the screening of a limited number of metabolic disorders before newborns are discharged from the hospital so that a course of treatment can begin as soon as possible. In addition, hospitals, health care providers and parents may choose to have expanded screening for more than 50 metabolic disorders and other genetic and biochemical conditions. With respect to hearing screens, 38 states either require newborns to be screened for potential hearing loss before being discharged from the hospital or require that parents be offered the opportunity to submit their newborns to hearing screens.
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

•	Clinical Quality Initiatives. We monitor clinical outcomes in an effort to identify specific factors in treating babies born prematurely or with complications and to discover new methods of patient care that result in better outcomes at a reduced cost over the life of the patient. These efforts have resulted in our implementation of four best demonstrated process initiatives since 2000: Improving Weight Gain for Very Low Birth Weight Infants in the First 28 Days; Improving Feeding of Breast Milk at NICU Discharge; Reducing Red Blood Cell Transfusions for 23-29 Week Infants; and Improving Compliance with AAP Recommendation on Use of Hepatitis B Vaccine in Premature Neonates. These initiatives are designed to improve the growth of babies following premature birth, minimize medical complications and shorten the length of their hospital stays.

•	Clinical Trials. We have managed three neonatal clinical trials to completion. Our clinical study entitled Glutamine Supplementation In Safely Reducing Hospital-Acquired Sepsis in Very Low Birth Weight Infants commenced in April 2000, resulted in a paper published in the Journal of Pediatrics in June 2003. Our clinical study entitled Epidemiology of Respiratory Failure in Near-Term Neonates, which commenced in February 2001, resulted in a paper accepted for publication in October 2004 by the Journal of Perinatology. In 2004, we completed a clinical trial, Comparing Infasurf and Survanta in the Prevention and Treatment of Respiratory Distress Syndrome in Low Birth Weight Infants, a study that we commenced in March 2001 with a grant from Forest Laboratories. We also have several multi-center clinical trials designed for implementation during 2005. These include: Comparing the Impact of One versus Two Courses of Antenatal Steroids on Neonatal Outcomes, Removal versus Retention of Cerclage in Preterm Premature Rupture of Membranes, and Progesterone to Reduce Neonatal Morbidity due to Preterm Birth in Twin and Triplet Pregnancies. We have several other multi- institutional trials that are in the development stages.

•	Continuing Medical Education. We also make extensive physician continuing medical education (called “CME”) resources available to our affiliated physicians in an effort to ensure that they have knowledge of current treatment methodologies. We are accredited as a provider of CME Category I credits for physicians and as a provider of continuing education for nurses. We also maintain “Pediatrix University — A University Without Walls™” which is an interactive educational web-site. In addition, we have a Professional Development Award program that offers a stipend and research support for neonatal and maternal-fetal fellows-in-training.
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

•	Unit Management. We appoint a senior physician practicing medicine in each NICU, PICU, maternal-fetal and cardiology practice and other subspecialty unit that we manage to act as our medical director for that unit. Each medical director is responsible for the overall management of his or her unit, including staffing and scheduling, quality of care, professional discipline, utilization review, coordinating physician recruitment, and monitoring our financial success within the unit. Medical directors also serve as a liaison with hospital administration and the community. Each medical director reports to one of our Regional Presidents. All medical directors and Regional Presidents are board-certified or board-eligible physicians in their respective specialties.

•	Staffing and Scheduling. We assist with staffing and scheduling physicians and advanced nurse practitioners within the units that we manage. For example, each unit or practice is staffed by at least one specialist on site or available on call. All our affiliated physicians are board-certified or board-

eligible in neonatology, maternal-fetal medicine, pediatrics, pediatric critical care or pediatric cardiology, as appropriate. We are responsible for salaries and benefits for physicians affiliated with us. In addition, we employ, compensate and manage all non-medical personnel for our affiliated physician groups.

•	Recruiting and Credentialing. We have significant experience in locating, qualifying, recruiting and retaining experienced neonatologists, maternal-fetal medicine subspecialists, pediatricians and pediatric subspecialists. We maintain an extensive database of maternal-fetal, neonatal and other pediatric subspecialty physicians nationwide. Our medical directors and Regional Presidents play a central role in the recruiting and interviewing process before candidates are introduced to hospital administrators. We check the credentials, licensure and references of all candidates so that each of our prospective affiliated physicians meet the hospital’s and our requirements. In addition to our database of physicians, we recruit nationally through trade advertising, referrals from our affiliated physicians and attendance at conferences.

•	Billing, Collection and Reimbursement. We assume responsibility for billing, collection and reimbursement with respect to services rendered by our affiliated physicians, but not charges for services provided by hospitals to the same payors which are separately billed and collected by the hospitals. We provide our affiliated physicians with a training curriculum that emphasizes detailed documentation of and proper coding protocol for all procedures performed and services provided, and we provide comprehensive internal auditing processes, all of which is designed to achieve appropriate billing and collection of revenues for physician services. Our billing and collection operations are conducted from our corporate offices, as well as our regional business offices located across the United States and in Puerto Rico.

•	Risk Management. We maintain a risk management program focused on reducing risk and improving outcomes through evidence-based medicine, including diligent patient evaluation, documentation and access to research, education and best demonstrated processes. We maintain professional liability coverage for our national group of affiliated heath care professionals. In addition, we provide regulatory expertise to assist our affiliated practice groups in complying with increasingly complex laws and regulations.

      We also provide management information systems, facilities management, marketing support and other services to our affiliated physicians and affiliated practice groups.
OUR MANAGEMENT INFORMATION SYSTEMS
      We maintain several information systems to support our day-to-day operations and ongoing clinical research and business analysis. Our clinical information systems contain clinical information from over five million daily progress records relating to more than 250,000 discharged patients. These systems are used to report and analyze clinical outcomes and identify prospective clinical trials and quality initiatives. Studies from these databases have resulted in 24 articles published in peer-reviewed medical journals.

•	BabyStepsTM. BabySteps is our clinical information management system that permits our affiliated physicians to record clinical progress notes electronically and provides a decision-tree to assist them in selecting appropriate billing codes. We developed this software system to replace our existing Research Data System (“RDS”). BabySteps is in the process of being implemented throughout Pediatrix.

•	RDS. First installed in March 1996, RDS is a centralized clinical database which is still being used at various locations within Pediatrix pending the full implementation of BabySteps.

•	Pediatrix UniversityTM. Pediatrix University is an educational website that disseminates clinical research, continuing quality improvement and education materials for which physicians may obtain continuing medical education credit. Pediatrix University also functions as a “virtual doctors’ lounge”, enabling physicians around the country to discuss difficult or unusual cases with one another.

      Our management information systems are also an integral component of the billing and reimbursement process. We maintain systems that provide for electronic data interchange with payors accepting electronic submission, including electronic claims submission, insurance benefits verification, and claims processing and remittance advice and that enable us to track numerous and diverse third-party payor relationships and payment methods. Our information systems have been designed to meet our requirements by providing for scalability and flexibility as payor groups upgrade their payment and reimbursement systems. We continually seek improvements in our systems to provide even greater streamlining of information from the clinical systems through the reimbursement process, thereby expediting the overall process.
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
RELATIONSHIPS WITH OUR PARTNERS
      Our business model, which has been influenced by the direct contact and daily interaction that our affiliated physicians have with their patients, emphasizes a patient-focused clinical approach that addresses the needs of our various “partners”, including hospitals, third-party payors, referring physicians, affiliated physicians and, most importantly, our patients. Our relationships with all our partners are important to our continued success.
Hospitals
      Our relationships with our hospital partners are critical to our operations. We have been retained by over 220 hospitals to staff and manage clinical activities within specific hospital-based units, primarily NICUs. Our hospital-based focus enhances our relationships with hospitals and creates opportunities for our affiliated physicians to provide patient care in other areas of the hospital, including emergency rooms, nurseries and other departments where access to specialized obstetric and pediatric care may be critical. Because hospitals control access to their NICUs through the awarding of contracts and hospital privileges, we must maintain good relationships with our hospital partners. Our affiliated physicians are an important component of obstetric and pediatric services provided by hospitals. Our hospital partners benefit from our expertise in managing critical care units staffed with physician specialists, including managing variable admission rates, operating costs, complex reimbursement systems and other administrative burdens. We also work with our hospital partners to enhance their reputation and market our services to referring physicians, an important source of hospital admissions, within the communities served by those hospitals.
      Under our contracts with hospitals, we have the responsibility to manage, in many cases exclusively, the provision of physician services to the NICUs and other hospital-based units. We typically are responsible for billing patients and third-party payors for services rendered by our affiliated physicians separately from other related charges billed by the hospital to the same payors. Some of our hospital contracts require a hospital to pay to us administrative fees if the hospital does not generate sufficient patient volume in order to guarantee that we receive a specified minimum revenue level. We also receive fees from hospitals for administrative services performed by our affiliated physicians providing medical director services at the hospital. Administrative fees accounted for 6% of our net patient service revenue during 2004. Our contracts with hospitals also generally require us to indemnify them and their affiliates for losses resulting from the negligence of our affiliated physicians. Our hospital contracts have terms of typically one to three years which can be terminated without cause by either party upon prior written notice, and renew automatically for additional terms of one to three years unless earlier terminated by any party. While we have in most cases been able to renew these arrangements, hospitals may cancel or not renew our arrangements, or reduce or eliminate our administrative fees in the future.

Third-Party Payors
      Our relationships with government-sponsored plans (principally Medicaid), managed care organizations and commercial payors are vital to our business. We seek to maintain professional working relationships with our third-party payors and streamline the administrative process of billing and collection, and assist our patients and their families in understanding their health insurance coverage and any balance due for co-payment, co-insurance deductible, or out-of-network benefit limitations. In addition, through our quality initiatives and continuing research and education efforts, we have sought to enhance clinical care provided to patients, which we believe benefits third-party payors by contributing to improved patient outcomes and reduced long-term health system costs.
      We receive compensation for professional services provided by our affiliated physicians to patients based upon rates for specific services provided, principally from third-party payors. Our billed charges are substantially the same for all parties in a particular geographic area, regardless of the party responsible for paying the bill for our services. A significant portion of our net patient service revenue is received from government-sponsored plans, principally state Medicaid programs. Medicaid programs can be either standard fee-for-service payment programs or managed care programs in which states have contracted with health insurance companies to run local or state-wide health plans with features similar to Health Maintenance Organizations. Our compensation rates under standard Medicaid programs are established by state governments and are not negotiated. Rates under Medicaid managed care programs are negotiated but are similar to rates established under standard Medicaid programs. Although Medicaid rates vary across the individual states, these rates are generally much lower in comparison to private sector health plan rates. In order to participate in the Medicaid programs, we and our affiliated practices must comply with stringent and often complex enrollment and reimbursement requirements. Different states also impose differing standards for their Medicaid programs. See “Government Regulation — Government Reimbursement Requirements” below.
      We also receive compensation pursuant to contracts with commercial payors that offer a wide variety of health insurance products, such as Health Maintenance Organizations, Preferred Provider Organizations, and Exclusive Provider Organizations, that are subject to various state laws and regulations, as well as self-insured organizations subject to federal ERISA requirements. We seek to secure mutually agreeable contracts with payors that enable our affiliated physicians to be listed as in-network participants within the payors’ provider networks. We generally contract with commercial payors through our affiliated professional contractors, principally on a local basis. Subject to applicable laws and regulations, the terms, conditions and compensation rates of our contracts with commercial third-party payors are negotiated and often vary widely across markets and among payors. In some cases, we contract with organizations that establish and maintain provider networks and then rent or lease such networks to the actual payor. Our contracts with commercial payors typically provide for discounted fee-for-service arrangements and grant each party the right to terminate the contracts without cause upon prior written notice. In addition, these contracts generally give commercial payors the right to audit our billings and related reimbursement to us for professional services provided by our affiliated physicians.
      If we do not have a contractual relationship with a health insurance payor, we generally bill the payor our full billed charges. If payment is less than billed charges, we bill the balance to the patient, subject to state billing practice regulations. Although we maintain standard billing and collections procedures with appropriate discounts for prompt payment, we also provide discounts in certain hardship situations where patients and their families do not have financial resources necessary to pay the amount due for services rendered. Any amounts written-off related to private pay patients are based on the specific facts and circumstances related to each individual patient account.
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
Affiliated Physicians and Practice Groups
      One of our most important assets is our relationships with our affiliated physicians. Our affiliated physicians are organized in traditional practice group structures. In accordance with applicable state laws, our affiliated practice groups are responsible for the provision of medical care to patients. Our affiliated practice groups are separate legal entities organized under state law as professional associations, corporations and partnerships, which we sometimes refer to as “our affiliated professional contractors.” Each of our affiliated professional contractors is owned by a licensed physician affiliated with PMG through employment or another contractual relationship. Our national infrastructure enables more effective and efficient sharing of new discoveries and clinical outcomes data, including implementation of best demonstrated processes, and affords access to sophisticated information systems, and clinical research and education.
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
      Each of our affiliated professional contractors has entered into a comprehensive management agreement with PMG that is long-term in nature, and in most cases permanent, subject only to a right of termination by PMG (except in the case of gross negligence, fraud or illegal acts of PMG). Under the terms of these management agreements, PMG is paid for its services based on the performance of the applicable practice group, and PMG is responsible for the provision of non-medical services and the compensation and benefits of the practices’ non-physician medical personnel. See “Governmental Regulation — Fee Splitting; Corporate Practice of Medicine” and Note 2 to our Consolidated Financial Statements included in Item 8 of this Annual Report.
COMPETITION
      Competition in our business is generally based upon a number of factors, including reputation, experience and level of care, and our affiliated physicians’ ability to provide cost-effective, quality clinical care. The nature of competition for our hospital-based practices, such as neonatology and pediatric intensive care, differs significantly from competition for our office-based practices. Our hospital-based practices compete nationally with other pediatric health services companies and physician groups for hospital contracts and qualified physicians. In some instances, they also compete on a more local basis for referrals from physicians and transports from other hospitals. Our office-based practices, such as maternal-fetal medicine and pediatric cardiology, compete for patients with office-based practices in that specialty.

      Because our operations consist primarily of physician services provided within hospital-based units, primarily NICUs, we compete with others for contracts with hospitals to provide neonatal services. We also compete with hospitals themselves to provide such services. Hospitals may employ neonatologists directly or contract with other physician groups to provide services either on an exclusive or non-exclusive basis. A hospital not otherwise competing with us may facilitate competition by creating a new NICU, expanding the capacity of an existing NICU or upgrading the level of its existing NICU and then awarding the contract to operate the neonatal service to a competing group or company. Because hospitals control access to their NICUs through the awarding of contracts and hospital privileges, we must maintain good relationships with our hospital partners. Hospitals may terminate our contracts without cause at any time upon prior written notice.
      The health care industry is highly competitive. Companies in other segments of the industry, some of which have financial and other resources greater than ours, may become competitors in providing neonatal, maternal-fetal and other pediatric subspecialty care.
GOVERNMENT REGULATION
      The health care industry is governed by a framework of federal and state laws, rules and regulations that are extensive and complex and for which the industry has the benefit of only limited judicial and regulatory interpretation. If we or one of our affiliated practice groups is found to have violated any of these laws, rules and regulations, our business, financial condition and results of operations could be materially adversely affected. Moreover, health care continues to attract much legislative interest and public attention. Changes in health care legislation or government regulation may restrict our existing operations, limit the expansion of our business or impose additional compliance, requirements and costs, any of which could have a material adverse effect on our business, financial condition, results of operations and the trading price of our common stock.
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
Fraud and Abuse Provisions
      Existing federal laws governing Medicaid and other federal health care programs, as well as similar state laws, impose a variety of fraud and abuse prohibitions on health care companies like PMG. These laws are interpreted broadly and enforced aggressively by multiple government agencies, including the Office of Inspector General of the Department of Health and Human Services (the “OIG”), the Department of Justice and the various state authorities. The federal government’s enforcement efforts have been increasing in recent years, in part as a result of the establishment of an inter-agency fraud and abuse control program that coordinates federal, state and local law enforcement efforts nationwide and that is funded through the collection of penalties and fines for violations of the health care fraud and abuse laws.
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
      Although we intend to conduct our business in compliance with all applicable federal and state fraud and abuse laws, many of the laws and regulations applicable to us, including those relating to billing and those relating to financial relationships with physicians and hospitals, are broadly worded and may be interpreted or applied by prosecutorial, regulatory or judicial authorities in ways that we cannot predict. Accordingly, we cannot assure you that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable fraud and abuse laws. Moreover, the standards of business conduct expected of health care companies under these laws and regulations have become more stringent in recent years, even in instances where there has been no change in statutory language. If there is a determination by government authorities that we have not complied with any of these laws and regulations, our business, financial condition and results of operations could be materially adversely affected. See “Government Investigations.”
Government Reimbursement Requirements
      In order to participate in various state Medicaid programs, we and our affiliated practices must comply with stringent and often complex enrollment and reimbursement requirements. Different states also impose differing standards for their Medicaid programs. Our compliance program requires that we and our affiliated practices adhere to the laws and regulations applicable to the government programs in which we participate, and failure to comply with these laws and regulations could negatively affect our business, financial condition and results of operations. See “Government Regulation-Fraud and Abuse Provisions”, “Government Regulation-Compliance Plan”, “Government Investigations” and “Other Legal Proceedings.”
      In addition, Medicaid and other government health care programs (such as the TRICARE program) are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments as well as affect the cost of providing services and the timing of payments to providers. Moreover, because these programs generally provide for reimbursements on a fee schedule basis rather than on a charge-related basis, we generally cannot increase our revenues by increasing the amount we charge for our services. To the extent our costs increase, we may not be able to recover our increased costs from these programs, and cost containment measures and market changes in non-governmental insurance plans have generally restricted our ability to recover, or shift to non-governmental payors, these increased costs. In attempts to limit federal and state spending, there have been, and we expect that there will continue to be, a number of proposals to limit or reduce Medicaid reimbursement for various services. For example, the Balanced Budget Act of 1997 made it easier for states to reduce their Medicaid reimbursement levels and some states have enacted or are considering enacting measures that are designed to reduce their Medicaid expenditures. The Balanced Budget Act of 1997 also mandated that the Centers for Medicare and Medicaid Services, or CMS, conduct competitive bidding demonstrations for certain Medicare services. These competitive bidding demonstrations could provide CMS, Congress and the states with models for implementing competitive pricing in other federal health care programs. If, for example, such a competitive bidding system were implemented for Medicaid services, it could result in lower reimbursement rates, exclude certain services from coverage or impose limits on increases in reimbursement rates. Our business may be significantly and adversely affected by any such changes in reimbursement policies and other legislative initiatives aimed at reducing health care costs associated with Medicaid and other government healthcare programs.
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
Antitrust
      The health care industry is highly regulated for antitrust purposes and we believe that it will continue to be subject to close regulatory scrutiny. In recent years, the Federal Trade Commission (the “FTC”), the Department of Justice, and state Attorney Generals have taken increasing steps to review and, in some cases, take enforcement action against, business conduct and acquisitions in the health care industry. We continue to be the subject of an active and ongoing investigation by the FTC relating to issues of competition in connection with our 2001 acquisition of Magella Healthcare Corporation (“Magella”) and our business practices generally. See “Government Investigations”. Violations of antitrust laws are punishable by substantial penalties, including significant monetary fines, civil penalties, criminal sanctions, and consent decrees and injunctions prohibiting certain activities or requiring divestiture or discontinuance of business operations. Any of these penalties could have a material adverse effect on our business, financial condition and results of operations.
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
      The Office of Inspector General of the Department of Health and Human Services (DHHS) is required under the Administrative Simplification Provisions of HIPAA to adopt standards to protect the privacy and security of health-related information in an effort to improve the efficiency and effectiveness of the healthcare industry by enabling the efficient electronic transmission of certain health information. DHHS released final regulations in December 2000 containing privacy standards that apply to medical records and other individually identifiable health information used or disclosed by healthcare providers, hospitals, health plans and healthcare clearinghouses in any form, whether electronically, on paper, or orally. Compliance with these privacy regulations was required by April 14, 2003. We have implemented privacy policies and procedures, including training programs, designed to ensure compliance with the privacy regulations. In addition, DHHS adopted final regulations in February 2003 containing security standards requiring healthcare providers to implement administrative, physical and technical safeguards to protect the integrity, confidentiality and availability of electronically received, maintained or transmitted (including between us and our affiliated practices), individually identifiable health-related information. Compliance with these regulations is mandated by April 21, 2005. We are substantially complete with our compliance efforts and will continue to take appropriate measures to comply with the security regulations.
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
Compliance Plan
      We have adopted a Compliance Plan that reflects our commitment to complying with laws and regulations applicable to our business and meeting our ethical obligations in conducting our business. We believe our Compliance Plan provides a solid framework to meet this commitment, including:

•	a Chief Compliance Officer who reports to the Board of Directors on a regular basis;

•	a Compliance Committee consisting of our senior executives;

•	our Code of Conduct, which is applicable to our employees, independent contractors, officers and directors;

•	our Code of Professional Conduct — Finance, which is applicable to our finance personnel, including our chief executive officer, chief financial officer, chief accounting officer and controller;

•	an organizational structure designed to integrate our compliance objectives into our corporate, regional and practice levels; and

•	education, monitoring and corrective action programs designed to establish methods to promote the understanding of our Compliance Plan and adherence to its requirements.
      The foundation of our Compliance Plan is our Code of Conduct, which is intended to be a comprehensive statement of the ethical and legal standards governing the daily activities of our employees, affiliated professionals, independent contractors, officers and directors. All our personnel are required to abide by, and are given a thorough introduction to, our Code of Conduct. In addition, all employees and affiliated professionals are expected to report incidents that they believe in good faith may be in violation of our Code of Conduct. We maintain a toll-free hotline to permit individuals to report compliance concerns on an anonymous basis and obtain answers to questions about our Code of Conduct. Our Compliance Plan, including our Code of Conduct, is administered by our Chief Compliance Officer with oversight by our Chief Executive Officer and Board of Directors. We also have a Code of Professional Conduct-Finance, which is applicable to our finance personnel, including our Chief Executive Officer, Chief Financial Officer (who is also our Chief Accounting Officer) and Controller. A copy of our Code of Conduct and our Code of Professional Conduct-Finance is available on our website, www.pediatrix.com. Any amendments or waivers to our Code of Professional Conduct — Finance will be disclosed on our website within four business days following the date of the amendment or waiver.
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
      Beginning in April 1999, we received requests from various federal and state investigators for information relating to our billing practices for services reimbursed by Medicaid and the United States Department of Defense’s TRICARE program for military dependents and retirees. Since then, a number of the individual state investigations were resolved through agreements to refund certain overpayments and reimburse certain costs to the states. In June 2003, we were advised by a United States Attorney’s Office that it was conducting a civil investigation with respect to our Medicaid billing practices nationwide. This federal Medicaid investigation, the TRICARE investigation, and related state inquiries are now being coordinated together and are active and ongoing. We are cooperating fully with federal and state authorities with respect to these investigations and inquiries.
      In November 2003, our maternal-fetal practice in Las Vegas, Nevada was served with a search warrant by the State of Nevada. The warrant requested information concerning Medicaid billings for certain maternal-fetal services provided by us in that state. We are cooperating fully with appropriate officials in the investigation.
      Currently, management cannot predict the timing or outcome of any of these pending investigations and inquiries and whether they will have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations and the trading price of our common stock.
      We also expect that additional audits, inquiries and investigations from government authorities and agencies will continue to occur in the ordinary course of our business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations and the trading price of our common stock.
OTHER LEGAL PROCEEDINGS
      In the ordinary course of our business, we become involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by our affiliated physicians. Our contracts with hospitals generally require us to indemnify them and their affiliates for losses resulting from the negligence of our affiliated physicians. We may also become subject to other lawsuits which could involve large claims and significant defense costs. We believe, based upon our review of pending actions and proceedings, that the outcome of such legal actions and proceedings will not have a material adverse effect on our business, financial condition or results of operations. The outcome of such actions and proceedings, however, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business, financial condition, results of operations and the trading price of our common stock.
      Although we currently maintain liability insurance coverage intended to cover professional liability and certain other claims, this coverage generally must be renewed annually and may not continue to be available to us in future years at acceptable costs and on favorable terms. In addition, we cannot assure that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us in the future where the outcomes of such claims are unfavorable to us. With respect to professional liability insurance, we self-insure our liabilities to pay deductibles through our wholly-owned captive insurance subsidiary. Liabilities in excess of our insurance coverage, including coverage for professional liability and certain other claims, could have a material adverse effect on our business, financial condition and results of operations. See “Professional and General Liability Coverage.”
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
      Our business entails an inherent risk of claims of medical malpractice against our affiliated physicians and us. We contract and pay premiums for third-party professional liability insurance that indemnifies us and our affiliated heath care professionals on a claims-made basis for losses incurred related to medical malpractice litigation. Professional liability coverage is required in order for our affiliated physicians to maintain hospital privileges. We self-insure our liabilities to pay deductibles under our professional liability insurance coverage through a wholly-owned captive insurance subsidiary. We record in our consolidated financial statements estimates for our liabilities for self-insured deductibles and claims incurred but not reported based on an actuarial valuation using historical loss patterns. Liabilities for claims incurred but not reported are not discounted. Because many factors can affect historical and future loss patterns, the determination of an appropriate reserve involves complex, subjective judgment, and actual results may vary significantly from estimates. If the deductibles and other amounts that we are actually required to pay materially exceed the estimates that have been reserved, our financial condition and results of operations could be materially adversely affected.
      Our current professional liability insurance policy expires May 1, 2005 and we are currently reviewing our coverage options, which may include a higher self-insured retention. There can be no assurance that we will obtain substantially similar coverage upon expiration at acceptable costs and on favorable terms. Based upon current conditions in the insurance markets, we expect that our professional liability insurance premiums will increase significantly over prior periods.
EMPLOYEES AND PROFESSIONALS UNDER CONTRACT
      In addition to the approximately 776 practicing physicians affiliated with us as of December 31, 2004, Pediatrix employed or contracted with approximately 486 other clinical professionals and 1,564 other full-time and part-time employees. None of our employees is a member of a labor union or subject to a collective bargaining agreement.
GEOGRAPHIC COVERAGE
      We provide services in 31 states, including Alaska, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Indiana, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and West Virginia, and Puerto Rico. During 2004, approximately 59% of our net patient service revenue was generated by operations in our five largest states. Our operations in Texas accounted for approximately 28% of our net patient service revenue for the same period. Although we continue to seek to diversify the geographic scope of our operations, primarily through acquisitions of physician group practices, we may not be able to implement successfully or realize the expected benefits of any of these initiatives. Adverse changes or conditions affecting states in which our operations are concentrated, such as health care reforms, changes in laws and regulations, reduced Medicaid reimbursements or government investigations, may have a material adverse effect on our business, financial condition and results of operations.
SERVICE MARKS
      We have registered the service marks “Pediatrix Medical Group,” “Obstetrix Medical Group” and the baby design logo, among others, with the United States Patent and Trademark Office. In addition, we have pending applications to register the following trademarks and service marks: “BabySteps,” “Pediatrix University” and “Pediatrix University — A University Without Walls.”
INFORMATION AVAILABLE ON OUR WEBSITE
      Our annual proxy statements, reports on Form 10-K, quarterly reports on Form  10-Q, current reports on Form 8-K and amendments to those statements and reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our Internet website, www.pediatrix.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our proxy statements and reports may also be obtained directly from the SEC’s Internet website at www.sec.gov or from the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling 1-800-SEC-0330. Our Internet website and the information contained therein or connected thereto are not incorporated into or deemed a part of this Annual Report.

RISK FACTORS
      Any of the following risks could have a material adverse effect on our business, financial condition or results of operations and the trading price of our common stock.

The Federal Trade Commission or other parties may assert that our business practices violate antitrust laws.
      The health care industry is highly regulated for antitrust purposes. In recent years, the FTC, the Department of Justice, and state Attorney Generals have increasingly reviewed and, in some cases, taken enforcement action against business conduct, including acquisitions, in the health care industry. We continue to be the subject of an active and ongoing investigation by the FTC relating to issues of competition in connection with our 2001 acquisition of Magella and our business practices generally. See “Government Regulation — Antitrust” and “Government Investigations”. At this time, we are unable to predict the timing or outcome of this investigation and whether it will have a material adverse effect on our business, financial condition, results of operations and the trading price of our common stock.

We are subject to billing investigations by federal and state government authorities.
      State and federal statutes impose substantial penalties, including civil and criminal fines, exclusion from participation in government health care programs and imprisonment, on entities or individuals (including any individual corporate officers or physicians deemed responsible) that fraudulently or wrongfully bill governmental or other third-party payors for health care services. In addition, federal laws allow a private person to bring a civil action in the name of the United States government for false billing violations. See “Government Regulation — Fraud and Abuse”. We continue to be the subject of active and ongoing investigations by federal and state authorities related to our billing practices for services reimbursed by the Medicaid program nationwide and the TRICARE program for military dependents and retirees. In November 2003, our maternal-fetal practice in Las Vegas, Nevada was served with a search warrant by the State of Nevada. The warrant requested information concerning Medicaid billings for maternal-fetal care provided by us in that state. See “Government Investigations”. We believe that additional audits, inquiries and investigations from government agencies will continue to occur from time to time in the ordinary course of our business, which could result in substantial defense costs to us and a diversion of management’s time and attention. We cannot predict whether any such pending or future audits, inquiries or investigations, or the public disclosure of such matters, will have a material adverse effect on our business, financial condition, results of operations and the trading price of our common stock.

The health care industry is highly regulated and government authorities may determine that we have failed to comply with applicable laws or regulations.
      The health care industry and physicians’ medical practices, including the health care and other services that we and our affiliated physicians provide, are subject to extensive and complex federal, state and local laws and regulations, compliance with which imposes substantial costs on us. In addition, we believe that our business will continue to be subject to increasing regulation, the scope and effect of which we cannot predict. See “Government Regulation”. We are currently and may in the future become the subject of regulatory or other investigations or proceedings, and our interpretations of applicable laws, rules and regulations may be challenged. For example, regulatory authorities or other parties may assert that our arrangements with our affiliated professional contractors constitute fee-splitting or the corporate practice of medicine and seek to invalidate these arrangements, which could have a material adverse effect on our business, financial condition, or results of operations and the trading price of our common stock. See “Government Regulation — Fee Splitting; Corporate Practice of Medicine”. Regulatory authorities or other parties also could assert that our relationships, including fee arrangements, among our affiliated professional contractors, hospital clients and physicians violate the anti-kickback or self-referral laws and regulations. See “Government Regulation — Fraud and Abuse Provisions” and “— Government Reimbursement Requirements”. Such investigations, proceedings and challenges could result in substantial defense costs to us and a diversion of management’s time and attention. In addition, violations of these laws are punishable by monetary fines, civil and criminal penalties, exclusion from participation in government-sponsored health care programs, and forfeiture of amounts collected in violation of such laws and regulations, any of which could have a material adverse effect on our business, financial condition, or results of operations and the trading price of our common stock.

We are subject to changes in private employer healthcare insurance and government sponsored programs.
      We believe that over the past several years there has been a general decline in private employers that offer healthcare insurance to their employees. This decline could continue or accelerate and, as a consequence, the number of patients who are uninsured or participate in government sponsored programs may increase. Payments received from government sponsored programs are substantially less than payments received from managed care and other third party payors. A payor mix shift from managed care and other third party payors to government payors results in an increase in our estimated provision for contractual adjustments and uncollectibles and a corresponding decrease in our net patient service revenue. Further increases in the government component of our payor mix at the expense of other third-party payors could result in a significant reduction in our average reimbursement rates. Moreover, changes in eligibility requirements for government sponsored programs could increase the number of patients who participate in such programs or the number of uninsured patients. In addition, private employers who offer healthcare insurance could change employee coverage by increasing patient responsibility amounts. These factors and events could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

Government programs or private insurers may limit, reduce or make retroactive adjustments to reimbursement amounts or rates.
      A significant portion of our net patient revenue is derived from payments made by government-sponsored health care programs, principally Medicaid. These government programs, as well as private insurers, have taken and may continue to take steps, including a movement toward managed care, to control the cost, eligibility for, use and delivery of health care services as a result of budgetary constraints, cost containment pressures and other reasons, including those described above under “Government Regulation — Government Reimbursement Requirements”. As a result, payments from government programs or private payors may decrease significantly. Our business would be materially affected by limitations of or reductions in reimbursement amounts or rates or elimination of coverage for certain individuals or treatments. Moreover, because government programs generally provide for reimbursements on a fee schedule basis rather than on a charge-related basis, we generally cannot increase our revenues from these programs by increasing the amount we charge for our services. To the extent our costs increase, we may not be able to recover our increased costs from these programs and cost containment measures and market changes in non-governmental insurance plans have generally restricted our ability to recover, or shift to non-governmental payors, these increased costs. In addition, funds we receive from third-party payors are subject to audit with respect to the proper billing for physician and ancillary services and, accordingly, our revenue from these programs may be adjusted retroactively. Any retroactive adjustments to our reimbursement amounts could have a material effect on our financial condition, results of operations, and the trading price of our common stock.

Our affiliated physicians may not appropriately record or document services they provide.
      Our affiliated physicians are responsible for assigning reimbursement codes and maintaining sufficient supporting documentation for the services they provide. We use this information to seek reimbursement for their services from third-party payors. If these physicians do not appropriately code or document their services, our business, financial condition and results of operations could be adversely affected.

We may not find suitable acquisition candidates or successfully integrate our acquisitions and our acquisitions may affect our payor-mix.
      We have expanded and intend to continue to seek to expand our presence in new and existing markets by acquiring established neonatal and maternal-fetal physician practice groups and other complementary pediatric subspecialty physician groups, such as pediatric intensivists, pediatric cardiologists and pediatric hospitalists. We also intend to explore other strategic opportunities that are clinically related to our physician and newborn screening services and in areas within health care that would allow us to benefit from our current business expertise. However, our acquisition strategy involves numerous risks and uncertainties, including:

•	We may not be able to identify suitable acquisition candidates or strategic opportunities or implement successfully or realize the expected benefits of any suitable opportunities. In addition, we compete for acquisitions with other potential acquirers, some of which may have greater financial or operational resources than we do. This competition may intensify due to the ongoing consolidation in the health care industry, which may increase our acquisition costs.

•	We may not be able to successfully integrate completed acquisitions, including our recent acquisitions. Integrating completed acquisitions into our existing operations involves numerous short-term and long-term risks, including diversion of our management’s attention, failure to retain key personnel, long-term value of acquired intangible assets and acquisition expenses. In addition, we may be required to comply with laws and regulations that may differ from those of the states in which our operations are currently conducted.

•	We cannot be certain that any acquired business will continue to maintain its pre-acquisition revenues and growth rates or be financially successful. In addition, we cannot be certain of the extent of any unknown or contingent liabilities of any acquired business, including liabilities for failure to comply with applicable laws. We may incur material liabilities for past activities of acquired businesses.

•	We could incur or assume indebtedness and issue equity in connection with acquisitions. The issuance of shares of our common stock for an acquisition may result in dilution to our existing shareholders and, depending on the number of shares that we issue, the resale of such shares could affect the trading price of our common stock.

•	We may acquire businesses that derive a greater portion of their revenue from government sponsored programs than what we recognize on a consolidated basis. These acquisitions could effect our overall payor mix in future periods.

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
      Federal and state governments continue to focus significant attention on health care reform. In recent years, many legislative proposals have been introduced or proposed in Congress and some state legislatures that would effect major changes in the health care system. Among the proposals which are being or have been considered are cost controls on hospital physicians and other providers, healthcare insurance reforms, Medicaid reforms and the creation of a single government health plan that would cover all citizens. We cannot predict which, if any, proposal that has been or will be considered will be adopted or what effect any future legislation will have on us. Changes in healthcare laws or regulations could reduce our revenue, impose additional costs on us, or affect our opportunities for continued growth.

We may not be able to successfully recruit and retain qualified physicians to serve as affiliated physicians or independent contractors.
      We are dependent upon our ability to recruit and retain a sufficient number of qualified physicians to service existing units at hospitals and our affiliated practices, and expand our business. We compete with many types of health care providers, including teaching, research and government institutions and other practice groups, for the services of qualified physicians. We may not be able to continue to recruit new physicians or renew contracts with existing physicians on acceptable terms. If we do not do so, our ability to service existing or new hospitals units could be adversely affected.

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
      Our business entails an inherent risk of claims of medical malpractice against our affiliated physicians and us. We may also be subject to other lawsuits which may involve large claims and significant defense costs. Although we currently maintain liability insurance coverage intended to cover professional liability and other claims, there can be no assurance that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us where the outcomes of such claims are unfavorable to us. In addition, this insurance coverage generally must be renewed annually and may not continue to be available to us in future years at acceptable costs and on favorable terms. With respect to professional liability insurance, we self-insure our liabilities to pay deductibles through a wholly-owned captive insurance subsidiary. Liabilities in excess of our insurance coverage, including coverage for professional liability and other claims, could have a material adverse effect on our business, financial condition, results of operations and the trading price of our common stock. See “Other Legal Proceedings” and “Professional and General Liability Coverage.”

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
      Our operations are dependent on uninterrupted performance of our information systems. Failure to maintain reliable information systems or disruptions in our information systems could cause disruptions in our business operations, including errors and delays in billings and collections, difficulty satisfying requirements under hospital contracts, disputes with patients and payors, violations of patient privacy and confidentiality requirements and other regulatory requirements, increased administrative expenses and other adverse consequences, any or all of which could have a material adverse effect on our business, financial condition and results of operations.

Our quarterly results will likely fluctuate from period to period.
      We have historically experienced and expect to continue to experience quarterly fluctuations in net patient service revenue and net income. For example, we typically experience negative cash flow from operations in the first quarter of each year, principally as a result of bonus payments to affiliated physicians. In addition, a significant number of our employees and associated professional contractors (primarily affiliated physicians) exceed the level of taxable wages for social security during the first and second quarters. As a result, we incur a significantly higher payroll tax burden and our net income is lower during those quarters. Moreover, a lower number of calendar days are present in the first and second quarters of the year as compared to the remainder of the year. Because we provide services in the NICU on a 24 hour a day basis, 365 days a year, any reduction in service days will have a corresponding reduction in net patient service revenue. We also have significant fixed operating costs, including costs for our affiliated physicians, and as a result, are highly dependent on patient volume and capacity utilization of our affiliated physicians to sustain profitability. Quarterly results may also be impacted by the timing of acquisitions and any fluctuation in patient volume. As a result, our results of operations for any quarter are not indicative of results of operations for any future period or full year.

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
      A significant portion of our net patient service revenue is derived from reimbursements from various third-party payors, including government-sponsored health care plans, private insurance plans and managed care plans, for services provided by our affiliated professional contractors. We are responsible for submitting reimbursement requests to these payors and collecting the reimbursements, and assume the financial risks relating to uncollectible and delayed reimbursements. In the current health care environment, we may continue to experience difficulties in collecting reimbursements because third-party payors may seek to reduce or delay reimbursements to which we are entitled for services that our affiliated physicians have provided. If we are not reimbursed fully and in a timely manner for such services, our revenues, cash flows and financial condition could be materially adversely affected.

Hospitals may terminate their agreements with us, our physicians may lose the ability to provide services in hospitals or administrative fees paid to us by hospitals may be reduced.
      Our net patient service revenue is derived primarily from fee-for-service billings for patient care provided within hospital units by our affiliated physicians and from administrative fees paid to us by hospitals. See “Relationships with Our Partners — Hospitals”. Our hospital partners may cancel or not renew their contracts with us or they may reduce or eliminate our administrative fees in the future. To the extent that our arrangements with our hospital partners are canceled, or are not renewed or replaced with other arrangements having at least as favorable terms, our business, financial condition and results of operations could be adversely affected. In addition, to the extent our affiliated physicians lose their privileges in hospitals or hospitals enter into arrangements with other physicians, our business, financial condition and results of operations could be materially adversely affected.

Our industry is already competitive and could become more competitive.
      The health care industry is highly competitive and subject to continual changes in the methods by which services are provided and the manner in which health care providers are selected and compensated. Because our operations consist primarily of physician services provided within hospital-based units, primarily NICUs, we compete with other health care services companies and physician groups for contracts with hospitals to provide our services to patients. We also face competition from hospitals themselves to provide our services. Companies in other health care industry segments, some of which have greater financial and other resources than ours, may become competitors in providing neonatal, maternal-fetal and pediatric subspecialty care. We may not be able to continue to compete effectively in this industry, additional competitors may enter our markets, and this increased competition may have a material adverse effect on our business, financial condition and results of operations.

Unfavorable changes or conditions could occur in the states where our operations are concentrated.
      A majority of our net patient service revenue in 2004 was generated by our operations in five states. In particular, Texas accounted for approximately 28% of our net patient service revenue in 2004. See “Geographic Coverage”. Adverse changes or conditions affecting these particular states, such as health care reforms, changes in laws and regulations, reduced Medicaid reimbursements and government investigations, may have a material adverse effect on our financial condition and results of operations.

We are dependent upon our key management personnel for our future success.
      Our success depends to a significant extent on the continued contributions of our key management personnel, including our Chief Executive Officer, Roger J. Medel, M.D., for the management of our business and implementation of our business strategy. The loss of Dr. Medel or other key management personnel could have a material adverse effect on our business, financial condition, results of operations and the trading price of our common stock.

Our currently outstanding preferred stock purchase rights could deter takeover attempts.
      We have adopted a preferred share purchase rights plan, under which each outstanding share of our common stock includes a preferred stock purchase right entitling the registered holder, subject to the terms of our rights agreement, to purchase from us a one-thousandth of a share of our series A junior participating preferred stock at an initial exercise price of $150. If a person or group of persons acquires, or announces a tender offer or exchange offer which if consummated would result in the acquisition or beneficial ownership of 15% or more of the outstanding shares of our common stock, each right will entitle its holder (other than the person or persons acquiring 15% or more of our common stock) to purchase $300 worth of our common stock for $150. Some provisions contained in our rights agreement may have the effect of discouraging a third-party from making an acquisition proposal for Pediatrix and may thereby inhibit a change in control. For example, such provisions may deter tender offers for our shares, which offers may be attractive to shareholders, or deter purchases of large blocks of common stock, thereby limiting the opportunity for shareholders to receive a premium for their shares over the then-prevailing market prices.

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
      Our corporate office building, which we own, is located in Sunrise, Florida and contains approximately 80,000 square feet of office space. During 2004, we leased space in other facilities in various states for our business and medical offices, storage space and temporary housing of medical staff having an aggregate annual rent of approximately $7,738,000. See Note 10 to our Consolidated Financial Statements included in Item 8 of this Annual Report which is incorporated herein by reference. We believe that our facilities and equipment are in good condition in all material respects and sufficient for our present needs.

ITEM 3.	LEGAL PROCEEDINGS
      The information required by this Item is included in and incorporated herein by reference to Item 1 of this Annual Report under “Government Investigations” and “Other Legal Proceedings.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matter was submitted to a vote of security holders during the three months ended December 31, 2004.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
      Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “PDX”. The high and low sales price for a share of our common stock for each quarter during our last two fiscal years is set forth below, as reported in the NYSE consolidated transaction reporting system:

	High	Low

2003
First Quarter	$41.95	$23.04
Second Quarter	42.90	24.60
Third Quarter	48.84	35.85
Fourth Quarter	57.25	45.94
2004
First Quarter	$64.15	$54.40
Second Quarter	71.62	60.50
Third Quarter	72.03	54.27
Fourth Quarter	65.60	51.90
      As of March 7, 2005, we had approximately 68 holders of record of our common stock, and the closing sales price on that date for our common stock was $68.66 per share. We believe that the number of beneficial owners of our common stock is substantially greater than the number of record holders because a significant number of shares of our common stock is held through brokerage firms in “street name”.
Dividend Policy
      We did not declare or pay any cash dividends on our common stock in 2003 or 2004, nor do we currently intend to declare or pay any cash dividends in the future, because we intend to retain all earnings for the operation and expansion of our business. The payment of any future dividends will be at the discretion of our

Board of Directors and will depend upon, among other things, future earnings, results of operations, capital requirements, our general financial condition, general business conditions and contractual restrictions on payment of dividends, if any, as well as such other factors as our Board of Directors may deem relevant. Our revolving line of credit restricts our ability to declare and pay cash dividends. See Item 7 of this Annual Report under “Liquidity and Capital Resources.”
Issuer Purchase of Equity Securities
      During the three months ended December 31, 2004, we repurchased approximately 1.7 million shares of our common stock at a cost of approximately $92.7 million under a repurchase program approved by our Board of Directors. All repurchases were made in open market transactions, subject to market conditions and trading restrictions.

				Approximate Dollar
			Total Number of Shares	Value of Shares that
			Purchased as Part of	May Yet Be
	Total Number of	Average Price	the Repurchase	Purchased Under the
Period	Shares Purchased	Paid per Share	Program	Repurchase Program

				(In thousands)
October 1, 2004 to October 31, 2004	1,629,900	$54.65	1,629,900	$3,639
November 1, 2004 to November 30, 2004	65,692	$55.40	65,692	—	(1)
December 1, 2004 to December 31, 2004	—	—	—	—

Total	1,695,592		1,695,592

(1)	During November 2004, we completed a $100 million common stock repurchase program as authorized by our Board of Directors in August 2004. See Note 14 to our Consolidated Financial Statements included in Item 8 of this Annual Report.

ITEM 6.	SELECTED FINANCIAL DATA
      The selected consolidated financial data set forth as of and for each of the five years in the period ended December 31, 2004, have been derived from our audited Consolidated Financial Statements. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and the related notes included in Items 7 and 8, respectively, of this Annual Report.

	Years Ended December 31,

	2000	2001	2002	2003	2004

	(In thousands, except per share and other operating data)
Consolidated Income Statement Data:
Net patient service revenue(1)(2)	$243,075	$354,595	$465,481	$551,197	$619,629

Operating expenses:
Practice salaries and benefits	148,476	197,581	263,165	310,778	350,354
Practice supplies and other operating expenses	11,022	14,297	15,791	18,588	24,254
General and administrative expenses	44,895	62,841	68,315	76,537	79,445
Depreciation and amortization	13,810	21,437	6,135	8,405	9,353

Total operating expenses	218,203	296,156	353,406	414,308	463,406

Income from operations	24,872	58,439	112,075	136,889	156,223
Investment income	358	309	818	482	893
Interest expense	(3,771)	(2,538)	(1,156)	(1,372)	(1,295)

Income before income taxes	21,459	56,210	111,737	135,999	155,821
Income tax provision	10,473	25,782	42,961	51,671	57,542

Net income	$10,986	$30,428	$68,776	$84,328	$98,279

Per Share Data:
Net income per common share:
Basic	$0.70	$1.44	$2.68	$3.55	$4.12

Diluted	$0.68	$1.36	$2.58	$3.43	$3.97

Weighted average shares used in computing net income per common share:
Basic	15,760	21,159	25,622	23,742	23,831

Diluted	16,053	22,478	26,629	24,577	24,747

Other Operating Data:
Number of physicians at end of period	452	588	622	690	776
Number of births	381,602	450,205	501,832	522,612	567,794
NICU admissions	39,272	48,186	55,121	57,239	63,115
NICU patient days	637,957	804,293	983,733	1,087,753	1,195,936

	Years Ended December 31,

	2000	2001	2002	2003	2004

	(In thousands, except per share and other operating data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,075	$27,557	$73,195	$27,896	$7,011
Working capital(3)	2,108	34,381	79,555	24,512	21,180
Total assets	324,734	573,099	648,679	717,594	788,889
Total liabilities	82,834	94,247	100,681	145,216	217,858
Borrowings under line of credit	23,500	—	—	—	54,000
Long-term debt and capital lease obligations, including current maturities	—	3,206	2,489	1,864	1,312
Shareholders’ equity	241,900	478,852	547,998	572,378	571,031

(1)	The Company adds new physician practices as a result of acquisitions and the addition of new hospital contracts. In addition, the Company acquired an independent laboratory specializing in newborn metabolic screening in May 2003. The increase in net patient service revenue related to acquisitions (including our acquisition of Magella in May 2001) and the addition of new hospital contracts was approximately $13.9 million, $86.6 million, $69.8 million, $30.1 million and $37.6 million for the years ended December 31, 2000, 2001, 2002 2003, and 2004 respectively.

(2)	Net patient service revenue for the year ended December 31, 2000, included a charge of $6.5 million, which was recorded during the three months ended June 30, 2000, to increase the allowance for contractual adjustments and uncollectible accounts.

(3)	At December 31, 2000, the balance outstanding on the Company’s line of credit was classified as a current liability.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
OVERVIEW
      Pediatrix is the nation’s largest health care services company focused on physician services for newborn, maternal-fetal and other pediatric subspecialty care. Our national network is comprised of approximately 776 affiliated physicians, including 603 neonatal physician specialists who provide clinical care in 31 states and Puerto Rico, primarily within hospital-based NICUs, to babies born prematurely or with medical complications. Our affiliated neonatal physician specialists staff and manage clinical activities at more than 220 hospitals, and our 86 affiliated maternal-fetal medicine subspecialists provide care to expectant mothers experiencing complicated pregnancies in many areas where our affiliated neonatal physicians practice. Our network includes other pediatric subspecialists, including 44 pediatric intensivists, 28 pediatric cardiologists and 15 pediatric hospitalists. In addition, we believe that we are the nation’s largest provider of hearing screens to newborns and the nation’s largest private provider of metabolic screening services to newborns.
      During 2004, we acquired 12 physician group practices, consisting of eight neonatal practices, two pediatric cardiology practices, one maternal-fetal practice and one pediatric intensive care practice.

Geographic Coverage and Payor Mix
      During 2002, 2003 and 2004, approximately 62%, 60% and 59%, respectively, of our net patient service revenue was generated by operations in our five largest states. Over those same periods, our operations in Texas accounted for approximately 33%, 31% and 28% of our net patient service revenue. Although we continue to seek to diversify the geographic scope of our operations, primarily through acquisitions of physician group practices, we may not be able to implement successfully or realize the expected benefits of any of these initiatives. Adverse changes or conditions affecting states in which our operations are concentrated, such as health care reforms, changes in laws and regulations, reduced Medicaid reimbursements, or government investigations, may have a material adverse effect on our business, financial condition and results of operations.
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
      The following is a summary of our payor mix, expressed as a percentage of net patient service revenue, exclusive of administrative fees, for the periods indicated:

	Years Ended
	December 31,

	2002	2003	2004

Government	23%	25%	27%
Contracted managed care	55%	58%	60%
Other third parties	21%	16%	12%
Private pay patients	1%	1%	1%

	100%	100%	100%

      The payor mix shown above is not necessarily representative of the amount of services provided to patients covered under these plans. For example, services provided to patients covered under government programs for the years ended December 31, 2002, 2003, and 2004 represented 46%, 48% and 52% of our total gross patient service revenue but only 23%, 25% and 27% of our net patient service revenue, respectively.
      The increase in the government component of our payor mix during 2004 is the result of an increase in the number of patients enrolled in government sponsored programs. Payments received from government sponsored programs are substantially less than payments received from managed care and other third party payors. A payor mix shift from managed care and other third party payors to government payors results in an increase in our estimated provision for contractual adjustments and uncollectibles and a corresponding decrease in our net patient service revenue. Further increases in the government component of our payor mix at the expense of other third-party payors could result in a significant reduction in our average reimbursement rates, and in the absence of increased patient volume or improved reimbursement from contracted managed care or other third parties, could have a material adverse effect on our business, financial condition and results of operations. See Item 1 — Risk Factors — “Government programs or private insurers may limit, reduce or make retroactive adjustments to reimbursement amounts or rates.”
Quarterly Results
      The table below presents certain unaudited quarterly financial data for each of the quarters in the years ended December 31, 2003 and 2004. This information has been prepared on the same basis as our Consolidated Financial Statements contained in Item 8 of this Annual Report and includes, in our opinion, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with our Consolidated Financial Statements and the related notes. We have historically experienced and expect to continue to experience quarterly fluctuations in net patient service revenue and net income. These fluctuations are primarily due to the following factors:

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

	2003 Quarters				2004 Quarters

	First	Second	Third	Fourth	First	Second	Third	Fourth

	(In thousands, except for per share data)
Net patient service revenue	$126,200	$133,701	$145,514	$145,782	$148,116	$152,187	$158,333	$160,993

Operating expenses:
Practice salaries and benefits	74,616	75,648	80,196	80,318	86,475	83,881	88,592	91,406
Practice supplies and other operating expenses	4,065	4,718	4,778	5,027	5,351	5,960	5,895	7,048
General and administrative expenses	18,301	19,006	19,843	19,387	19,847	19,606	20,002	19,990
Depreciation and amortization	1,650	1,903	2,495	2,357	2,363	2,337	2,298	2,355

Total operating expenses	98,632	101,275	107,312	107,089	114,036	111,784	116,787	120,799

Income from operations	27,568	32,426	38,202	38,693	34,080	40,403	41,546	40,194
Other income (expense), net	(151)	(354)	(341)	(44)	(110)	(188)	(202)	98

Income before income taxes	27,417	32,072	37,861	38,649	33,970	40,215	41,344	40,292
Income tax provision	10,418	12,187	14,388	14,678	12,654	14,980	15,401	14,507

Net income	$16,999	$19,885	$23,473	$23,971	$21,316	$25,235	$25,943	$25,785

Per share data:
Net income per common and common equivalent share:
Basic	$.70	$.84	$1.01	$1.02	$0.89	$1.03	$1.08	$1.13

Diluted	$.68	$.82	$.97	$.97	$0.85	$0.99	$1.04	$1.10

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

Revenue Recognition
      We recognize patient service revenue at the time services are provided by our affiliated physicians. Almost all of our patient service revenue is reimbursed by state Medicaid programs and third party insurance payors. Payments for services rendered to our patients are generally less than billed charges. We monitor our revenue and receivables from these sources and record an estimated contractual allowance to properly account for the anticipated differences between billed and reimbursed amounts. Accordingly, patient service revenue is presented net of an estimated provision for contractual adjustments and uncollectibles. Management estimates allowances for contractual adjustments and uncollectibles on accounts receivable based upon historical experience and other factors, including days sales outstanding (“DSO”) for accounts receivable, evaluation of expected adjustments and delinquency rates, past adjustments and collection experience in relation to amounts billed, an aging of accounts receivable, current contract and reimbursement terms, changes in payor mix and other relevant information. Contractual adjustments result from the difference between the physician rates for services performed and the reimbursements by government-sponsored health care programs and insurance companies for such services. The evaluation of these historical and other factors involves complex, subjective judgments. We believe that evaluating DSO is a key factor in evaluating the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. As of December 31, 2004, our DSO was 61.6 days and we had approximately $298.4 million in gross accounts receivable outstanding. Considering the outstanding balance, a one percentage point change in our estimated collection rate would result in an impact to net patient service revenue of approximately $3.0 million. Our net patient service revenue, net income and operating cash flows, may be materially and adversely affected if actual adjustments and uncollectibles exceed management’s estimated provisions as a result of changes in these factors. In addition, we are subject to audits of our billing by Medicaid and other third party payors (see “Government Investigations” below and Note 10 to our Consolidated Financial Statements included in Item 8 of this Annual Report).

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

Goodwill
      We record acquired assets and liabilities at their respective fair values, recording to goodwill the excess of cost over the fair value of the net assets acquired, including identifiable intangible assets. In accordance with the provisions of Statement of Financial Accounting Standards, No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets,” no goodwill amortization was recorded for the years ended December 31, 2003 and 2004. See Note 2 to our Consolidated Financial Statements included in Item 8 of this Annual Report.
      We test goodwill for impairment at a reporting unit level on an annual basis. We define a reporting unit as a specific region of the United States based on our management structure. The testing for impairment is completed using a two-step test. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, a second step is performed to determine the amount of any impairment loss. We use income and market-based valuation approaches to determine the fair value of our reporting units. These approaches focus on discounted cash flows and market multiples to derive the fair value of a reporting unit. We also consider the economic outlook for the healthcare services industry and various other factors during the testing process, including hospital and physician contract changes, local market developments, changes in third-party payor payments, and other publicly-available information.

Other Matters
      Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of our Consolidated Financial Statements. For example, our Consolidated Financial Statements are presented on a consolidated basis with our affiliated professional contractors because we or one of our subsidiaries have entered into management agreements with our affiliated professional contractors meeting the criteria set forth in the Emerging Issues Task Force Issue 97-2 for a “controlling financial interest”. Our management agreements are further described in Note 2 to our Consolidated Financial Statements included in Item 8 of this Annual Report. The policies described in Note 2 often require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance and are frequently reexamined by accounting standards setters and regulators. See “Accounting Matters” within this Item for matters that may impact our accounting policies in the future.

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
      Beginning in April 1999, we received requests from various federal and state investigators for information relating to our billing practices for services reimbursed by Medicaid and the United States Department of Defense’s TRICARE program for military dependents and retirees. Since then, a number of the individual state investigations were resolved through agreements to refund certain overpayments and reimburse certain costs to the states. In June 2003, we were advised by a United States Attorney’s Office that it was conducting a civil investigation with respect to our Medicaid billing practices nationwide. This federal Medicaid investigation, the TRICARE investigation, and related state inquiries are now being coordinated together and are active and ongoing. We are cooperating fully with federal and state authorities with respect to these investigations and inquiries.
      In November 2003, our maternal-fetal practice in Las Vegas, Nevada was served with a search warrant by the State of Nevada. The warrant requested information concerning Medicaid billings for maternal-fetal care provided by us in that state. We are cooperating fully with appropriate officials in this investigation.

      Currently management remains unable to predict the timing or the outcome of these investigations and inquiries and whether they will have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations and the trading price of our common stock.
RESULTS OF OPERATIONS
      The following table sets forth, for the periods indicated, certain information related to our operations expressed as a percentage of our net patient service revenue (patient billings net of contractual adjustments and uncollectibles, and including administrative fees):

	Years Ended
	December 31,

	2002	2003	2004

Net patient service revenue	100%	100%	100%

Operating expenses:
Practice salaries and benefits	56.5	56.4	56.6
Practice supplies and other operating expenses	3.4	3.4	3.9
General and administrative expenses	14.7	13.9	12.8
Depreciation and amortization	1.3	1.5	1.5

Total operating expenses	75.9	75.2	74.8

Income from operations	24.1	24.8	25.2
Other expense, net	(.1)	(.1)	(.1)

Income before income taxes	24.0	24.7	25.1
Income tax provision	9.2	9.4	9.2

Net income	14.8%	15.3%	15.9%

Year Ended December 31, 2004 as Compared to Year Ended December 31, 2003
      Our net patient service revenue increased $68.4 million, or 12.4%, to $619.6 million for the year ended December 31, 2004, as compared to $551.2 million in 2003. Of this $68.4 million increase, $37.6 million, or 55.0%, was primarily attributable to revenue generated from acquisitions completed during 2003 and 2004. Same unit net patient service revenue increased $30.8 million, or 5.9%, for the year ended December 31, 2004. The increase in same unit net patient service revenue was primarily the result of: (i) increased revenue of approximately $16.6 million from a 4.4% increase in neonatal intensive care unit patient days; (ii) increased revenue of approximately $9.3 million from volume growth in maternal-fetal services and other services including hearing screens and newborn nursery services provided by existing practices; and (iii) increased revenue of approximately $4.9 million from improved pricing for our patient services due to modest price increases and improved managed care contracting. The increase in pricing was lower than anticipated due to an increase in the percentage of our patients enrolled in government sponsored programs during 2004. Payments received from government sponsored programs are substantially less than payments received from commercial insurance payors. This shift in our payor mix resulted in an increase in our estimated provision for contractual adjustments and uncollectibles and a corresponding decrease in our same unit net patient service revenue. Same units are those units at which we provided services for the entire current period and the entire comparable period.
      Practice salaries and benefits increased $39.6 million, or 12.7%, to $350.4 million for the year ended December 31, 2004, as compared to $310.8 million in 2003. The increase was primarily attributable to: (i) costs associated with new physicians and other staff of $29.5 million to support acquisition related growth and volume growth at existing units; and (ii) an increase in incentive compensation of $8.0 million as a result of same unit growth and operational improvements at the physician practice level.

      Practice supplies and other operating expenses increased $5.7 million, or 30.5%, to $24.3 million for the year ended December 31, 2004, as compared with $18.6 million in 2003. The increase was primarily attributable to: (i) laboratory and other supply costs of approximately $1.8 million related to our acquisition of a metabolic screening laboratory in May 2003 and our acquisitions of office-based maternal-fetal and cardiology practices during 2003 and 2004; (ii) rent and other maintenance costs of approximately $1.7 million related to practices acquired during 2003 and 2004; and (iii) professional services and other costs of approximately $1.1 million to support new and existing physician practices.
      General and administrative expenses include all salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions. General and administrative expenses increased $2.9 million, or 3.8%, to $79.4 million for the year ended December 31, 2004, as compared to $76.5 million in 2003. This $2.9 million increase was primarily attributable to salaries and benefits for personnel to support the continuing growth of our operations. As a percentage of revenue, general and administrative expenses declined by 107 basis points, to 12.8% for the year ended December 31, 2004, as compared to 13.9% in 2003. The decline in general and administrative expenses as a percentage of revenue is due to the effective management of such expenses as we grew our operations in 2004.
      Depreciation and amortization expense increased by $948,000, or 11.3%, to $9.4 million for the year ended December 31, 2004, as compared to $8.4 million in 2003. Of the increase, $495,000 was attributable to amortization of identifiable intangible assets related to our acquisitions, $300,000 was attributable to depreciation related to the purchase of our corporate office building in 2003, and $153,000 was attributable to depreciation related to the purchase of computer and office equipment, software, furniture and other improvements at our corporate and regional offices.
      Income from operations increased $19.3 million, or 14.1%, to $156.2 million for the year ended December 31, 2004, as compared with $136.9 million in 2003. Our operating margin increased 38 basis points to 25.2% for the year ended December 31, 2004, as compared to 24.8% in 2003. The increase in operating margin is directly attributable to a reduction in general and administrative expenses as a percentage of revenue.
      We recorded net interest expense of $402,000 for the year ended December 31, 2004, as compared with net interest expense of $890,000 in 2003. The decrease in net interest expense is primarily due to the recognition of interest income in 2004 in the amount of $360,000 related to a state income tax refund. Interest expense for the year ended December 31, 2004 consisted primarily of interest charges, commitment fees and amortized debt costs associated with our line of credit.
      Our effective income tax rates were 36.9% and 38.0% for the years ended December 31, 2004 and 2003, respectively. The decline in our effective rate is due to: (i) changes in our corporate structure and the resulting impact on our apportionment of income for state income tax purposes, and (ii) the recognition of a one-time state income tax refund of approximately $502,000. The one-time state income tax refund will not have any continuing impact on our effective tax rate.
      Net income increased to $98.3 million for the year ended December 31, 2004, as compared to $84.3 million in 2003.
      Diluted net income per common and common equivalent share was $3.97 on weighted average shares of 24.7 million for the year ended December 31, 2004, as compared to $3.43 on the weighted average shares of 24.6 million in 2003. The net increase in weighted average shares outstanding was primarily due to the exercise of employee stock options and the issuance of shares under our employee stock purchase plan offset in part by the impact of shares repurchased under share repurchase programs approved by our Board of Directors since January 1, 2003.

Year Ended December 31, 2003 as Compared to Year Ended December 31, 2002
      Our net patient service revenue increased $85.7 million, or 18.4%, to $551.2 million for the year ended December 31, 2003, as compared to $465.5 million in 2002. Of this $85.7 million increase, $30.1 million, or 35.1%, was primarily attributable to revenue generated from acquisitions completed during 2002 and 2003 and the addition of new hospital contracts. During 2003, we increased the pace of acquisitions with the addition of seven group practices and a metabolic screening laboratory. Same unit patient service revenue increased $55.6 million, or 12.4%, for the year ended December 31, 2003. The increase in same unit net patient service revenue was primarily the result of: (i) increased revenue of approximately $19.0 million from changes in reimbursement for our services due to modifications to billing codes implemented by the American Medical Association in early 2003; (ii) increased revenue of approximately $15.3 million from improved pricing for our patient services due to modest price increases and improved managed care contracting; (iii) increased revenue of approximately $13.9 million from a 4.2% increase in neonatal intensive care patient days; and (iv) increased revenue of approximately $7.5 million from volume growth in maternal-fetal services and other services including hearing screens and newborn nursery services provided at existing practices. Same units are those units at which we provided services for the entire current period and the entire comparable prior period.
      Practice salaries and benefits increased $47.6 million, or 18.1%, to $310.8 million for the year ended December 31, 2003, as compared to $263.2 million in 2002. The increase was primarily attributable to: (i) increased costs of $20.8 million associated with new physicians and other staff to support acquisition-related growth and volume growth at existing units; (ii) an increase in incentive compensation of $17.7 million as a result of same unit growth and operational improvements at the physician practice level; and (iii) an increase in professional liability and group health insurance costs of $3.1 million. We realized a significant growth in physician incentive compensation as many of our affiliated physicians participate in a performance-based incentive program. We believe that this program has positively impacted our retention and recruitment of physicians. During 2003, we recorded approximately $54.0 million in physician incentive compensation expense compared to approximately $36.3 million in 2002.
      Practice supplies and other operating expenses increased $2.8 million, or 17.7%, to $18.6 million for the year ended December 31, 2003, as compared to $15.8 million in 2002. The increase was attributable to supply and other operating costs related to acquired and new units at which we provide services and our recent acquisition of a metabolic screening laboratory.
      General and administrative expenses include all salaries, benefits, supplies and other operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collection functions. General and administrative expenses increased $8.2 million, or 12.0%, to $76.5 million for the year ended December 31, 2003, as compared to $68.3 million in 2002. This increase was primarily due to: (i) increased salaries and benefits of $4.6 million as a result of our continued growth, (ii) increased professional and consulting fees of $1.5 million, (iii) increased legal fees of $1.0 million due to government investigations, and (iv) increased insurance costs of $500,000. General and administrative expenses for the year ended December 31, 2002 include settlement costs of $1.3 million related to a Colorado Medicaid investigation.
      Depreciation and amortization expense increased by $2.3 million, or 37.0%, to $8.4 million for the year ended December 31, 2003, as compared to $6.1 million in 2002. This increase is primarily attributable to: (i) amortization expense of $1.4 million on identifiable intangible assets related to our acquisitions; (ii) an increase in depreciation of $786,000 related to the purchase of computer hardware and software, furniture, equipment and improvements at our corporate headquarters and regional offices; and (iii) depreciation of $104,000 related to our corporate office building, which we purchased in September 2003 for approximately $10.1 million.
      Income from operations increased $24.8 million, or 22.1%, to $136.9 million for the year ended December 31, 2003, as compared to $112.1 million in 2002. Our operating margin increased 75 basis points to 24.8% for the year ended December 31, 2003, as compared to 24.1% in 2002. The increase in operating margin is directly attributable to a reduction in general and administrative expenses as a percentage of revenue.
      We recorded net interest expense (investment income less interest expense) of $890,000 for the year ended December 31, 2003, as compared to net interest expense of $338,000 in 2002. The increase in net interest expense is primarily due to the use of cash on hand and borrowings under our line of credit to fund acquisitions and repurchase shares of our common stock under repurchase programs approved by our Board of Directors. See “Liquidity and Capital Resources”.

      Our effective income tax rates were 38.0% and 38.4% for the years ended December 31, 2003 and 2002, respectively.
      Net income increased to $84.3 million for the year ended December 31, 2003, as compared to $68.8 million for the same period in 2002.
      Diluted net income per common and common equivalent share was $3.43 on weighted average shares of 24.6 million for the year ended December 31, 2003, as compared to $2.58 on weighted average shares of 26.6 million for the same period in 2002. The net decrease in weighted average shares outstanding was due to the weighted average impact of approximately 4.7 million shares repurchased under repurchase programs approved by our Board of Directors, offset in part by an increase in outstanding shares due to stock option exercises and shares issued under our employee stock purchase plans.
LIQUIDITY AND CAPITAL RESOURCES
      As of December 31, 2004, we had approximately $7.0 million of cash and cash equivalents on hand as compared to $27.9 million at December 31, 2003. Additionally, we had working capital of approximately $21.2 million at December 31, 2004, a decrease of $3.3 million from working capital of $24.5 million at December 31, 2003.
      We generated cash flow from operating activities of $97.8 million, $118.0 million and $123.8 million for the years ended December 31, 2002, 2003 and 2004, respectively. The increase in cash flow from operating activities in 2004 is due to improved year-over-year operating results, changes in our working capital components and an increase in deferred income taxes. Our significant working capital component changes relate primarily to accounts receivable, accounts payable and accrued expenses, and income taxes payable.
      During the year ended December 31, 2004, accounts receivable increased by $13.6 million due to the continued growth in our net patient service revenue. Our DSO for accounts receivable at December 31, 2004 was 61.6 days, a slight increase over 59.5 days at December 31, 2003. During the same period, we realized increased cash flows from operating activities of $16.6 million due to an increase in accounts payable and accrued expenses. This increase is primarily related to growth in our accrual for professional liability risks of $7.9 million and an increase in accrued salaries and bonuses of $6.7 million. Additionally, we realized an increase in income taxes payable and deferred income taxes which impacted our cash flows from operating activities by $15.5 million. This increase is related to an increase in income taxes payable of $9.7 million associated with the timing of tax payments made in 2004 and an increase in deferred income taxes of $5.8 million primarily due to the amortization of goodwill that is deductible for tax purposes but is not recognized as an expense for financial reporting purposes under generally accepted accounting principles.
      Our accounts receivable are principally due from government payors, managed care payors and other third party insurance payors. We track our collections from these sources, monitor the age of our accounts receivable, and make all reasonable efforts to collect outstanding accounts receivable through our systems, processes and personnel at our corporate and regional billing and collection offices. We use customary collection practices, including the use of outside collection agencies for accounts receivable due from private pay patients when appropriate. Almost all of our accounts receivable adjustments consist of contractual adjustments due to the difference between gross amounts billed and the amounts allowed by our payors. Any amounts written-off related to private pay patients are based on the specific facts and circumstances related to each individual patient account.
      We maintain professional liability insurance policies with third-party insurers, subject to deductibles, exclusions and other restrictions. We self-insure our liabilities to pay deductibles under our professional liability insurance coverage through a wholly-owned captive insurance subsidiary. We record a liability for self-insured deductibles and an estimate of liabilities for claims incurred but not reported based on an actuarial valuation using historical loss patterns. Our current professional liability insurance policy expires May 1, 2005, and we are currently reviewing our coverage options, which could include higher self-insured deductibles and an increase in premium costs. We may not be able to obtain substantially similar coverage for professional liability insurance upon expiration or such coverage may not be available at acceptable costs or on favorable terms.

      The increase in our accrued salaries and bonuses of $6.7 million is attributable to the growth in our physician incentive compensation program due to same unit growth and operational improvements at the physician practice level. A large majority of our affiliated physicians participate in this performance-based incentive compensation program and almost all of the payments due under the program are made annually in the first quarter. As a result, we typically experience negative cash flow from operations in the first quarter of each year and we are required to fund our operations during this period with cash on hand or funds borrowed under our $150 million revolving credit facility (our “Line of Credit”).
      During 2004, we had net borrowings of $54.0 million under our Line of Credit and realized proceeds from the exercise of employee stock options and the issuance of common stock under our employee stock purchase plans of $33.7 million.
      Our Line of Credit matures in July 2009 and includes (i) a $25 million subfacility for the issuance of letters of credit and (ii) a $15 million subfacility for swingline loans. At our option, the Line of Credit (other than swingline loans) bears interest at (i) the base rate (defined as the higher of the Federal Funds Rate plus .5% or the Bank of America prime rate) or (ii) the Eurodollar rate plus an applicable margin rate ranging from .75% to 1.75% based on our consolidated leverage ratio. Swingline loans bear interest at the base rate. The Line of Credit is collateralized by substantially all of our assets. We are subject to certain covenants and restrictions specified in the Line of Credit, including covenants that require us to maintain a minimum level of net worth and that restrict us from paying dividends and making certain other distributions as specified therein. Failure to comply with these covenants and restrictions would constitute an event of default under our Line of Credit, notwithstanding our ability to meet our debt service obligations. Our Line of Credit includes various customary remedies for our lenders following an event of default. At December 31, 2004, we believe we were in compliance with the financial covenants and other restrictions applicable to us under the Line of Credit. At December 31, 2004, we had an outstanding principal balance of $54.0 million under our Line of Credit and outstanding letters of credit which reduced the amount available thereunder by $7.0 million.
      The exercise of employee stock options and the purchase of our common stock by employees participating in our employee stock purchase plans generated cash proceeds of $32.1 million, $27.9 million and $33.7 million for the years ended December 31, 2002, 2003 and 2004, respectively. Because exercises and purchases under these plans are dependent on several factors, including the market price of our common stock, we cannot predict the timing and amount of any future proceeds.
      During 2004, cash generated from our operating and financing activities along with cash on hand were used to repurchase shares of our common stock at an aggregate purchase price of $150 million, fund the acquisition of 12 physician group practices for $64.9 million, and fund capital expenditures in the amount of $7.1 million. Our 12 physician group practice acquisitions consisted of eight neonatal practices, two pediatric cardiology practices, one maternal-fetal practice, and one pediatric intensive care practice. Our capital expenditures were for computer and office equipment, software, furniture and other improvements at our corporate and regional offices.
      During the year ended December 31, 2004, we repurchased 2.5 million shares of our common stock at an aggregate purchase price of $150 million. During July 2004, we completed a $50 million common stock repurchase program which was authorized by our Board of Directors in May 2004. In August 2004, our Board of Directors authorized the repurchase of an additional $50 million of our common stock which was subsequently increased by the Board of Directors to $100 million in September 2004. This $100 million repurchase program was completed in November 2004. All repurchases were made in open market transactions, subject to market conditions and trading restrictions. Our Board of Director’s has not approved any new stock repurchase programs for 2005. The approval of any new programs is subject to several factors, including the amount of cash generated from operations, the timing and extent of acquisitions, the amount outstanding under our Line of Credit and the trading price of our common stock.
      We anticipate that funds generated from operations, together with our current cash on hand and funds available under our Line of Credit, will be sufficient to finance our working capital requirements, fund anticipated acquisitions and capital expenditures, and meet our contractual obligations for at least the next

12 months. In addition to our contractual obligations described below, we plan to invest $50 million to $60 million in acquisitions during 2005.
CONTRACTUAL OBLIGATIONS
      At December 31, 2004, we had certain obligations and commitments under promissory notes, capital leases and operating leases totaling approximately $26.0 million as follows:

	Payments Due

			2006 and	2008 and	2010 and
Obligation	Total	2005	2007	2009	Later

	(In thousands)
Promissory notes	$700	$350	$350	$—	$—
Capital leases	612	269	331	12	—
Operating leases	24,702	7,431	11,104	4,244	1,923

	$26,014	$8,050	$11,785	$4,256	$1,923

OFF-BALANCE SHEET ARRANGEMENTS
      At December 31, 2004, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
ACCOUNTING MATTERS
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (“FAS 123R”) “Share Based Payment.” This statement is a revision to FAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FAS No. 95, “Statement of Cash Flows.” This statement requires companies to expense the cost of employee services received in exchange for an award of equity instruments, including stock options. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements with respect to these equity arrangements. This statement is effective for the first interim reporting period that begins after June 15, 2005.
      As permitted by FAS 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, we generally recognize no compensation costs for employee stock options. The adoption of FAS 123R will have a significant impact on our results of operations, although it will have no impact on our overall financial position. We will adopt the provisions of FAS 123R effective July 1, 2005. Due to the timing of the release of FAS 123R, we have not yet determined the impact that the adoption of FAS 123R will have on our future results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Our Line of Credit and an aircraft operating lease agreement are subject to market risk and interest rate changes. The line of credit bears interest at our option (other than swingline loans) at (i) the base rate (defined as the higher of the Federal Funds Rate plus .5% or the Bank of America prime rate) or (ii) the Eurodollar rate plus an applicable margin rate ranging from .75% to 1.75% based on our consolidated leverage ratio. Swingline loans bear interest at the base rate. The aircraft operating lease bears interest at a LIBOR-based variable rate. The outstanding principal balance under our line of credit was $54.0 million at December 31, 2004. The outstanding balance related to the aircraft operating lease totaled approximately $5.0 million at December 31, 2004. Considering the total outstanding balances under these instruments at December 31, 2004 of approximately $59.0 million, a 1% change in interest rates would result in an impact to income before income taxes of approximately $590,000 per year.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The following Consolidated Financial Statements and Financial Statement Schedule of Pediatrix Medical Group, Inc. and its subsidiaries are included in this Annual Report on the pages set forth below:
INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors and Shareholders of
Pediatrix Medical Group, Inc.:
      We have completed an integrated audit of Pediatrix Medical Group, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Pediatrix Medical Group, Inc. (the “Company”) and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP
Tampa, Florida
March 9, 2005

PEDIATRIX MEDICAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2004

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$27,896	$7,011
Short-term investments	—	9,961
Accounts receivable, net	94,213	107,860
Prepaid expenses	3,152	4,766
Deferred income taxes	19,354	20,166
Other assets	942	2,470

Total current assets	145,557	152,234
Property and equipment, net	27,194	26,621
Goodwill	527,422	588,874
Other assets, net	17,421	21,160

Total assets	$717,594	$788,889

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$111,974	$128,991
Current portion of long-term debt and capital lease obligations	686	619
Income taxes payable	8,385	1,444

Total current liabilities	121,045	131,054

Line of credit	—	54,000
Long-term debt and capital lease obligations	1,178	693
Deferred income taxes	17,429	24,052
Deferred compensation	5,564	8,059

Total liabilities	145,216	217,858

Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 50,000 shares authorized; 23,760 and 22,526 shares issued and outstanding, respectively	237	225
Additional paid-in capital	362,420	370,847
Retained earnings	209,721	199,959

Total shareholders’ equity	572,378	571,031

Total liabilities and shareholders’ equity	$717,594	$788,889

The accompanying notes are an integral part of these Consolidated Financial Statements.

PEDIATRIX MEDICAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2002	2003	2004

	(In thousands, except for per share
	data)
Net patient service revenue	$465,481	$551,197	$619,629

Operating expenses:
Practice salaries and benefits	263,165	310,778	350,354
Practice supplies and other operating expenses	15,791	18,588	24,254
General and administrative expenses	68,315	76,537	79,445
Depreciation and amortization	6,135	8,405	9,353

Total operating expenses	353,406	414,308	463,406

Income from operations	112,075	136,889	156,223
Investment income	818	482	893
Interest expense	(1,156)	(1,372)	(1,295)

Income before income taxes	111,737	135,999	155,821
Income tax provision	42,961	51,671	57,542

Net income	$68,776	$84,328	$98,279

Per share data:
Net income per common and common equivalent share:
Basic	$2.68	$3.55	$4.12

Diluted	$2.58	$3.43	$3.97

Weighted average shares used in computing net income per common and common equivalent share:
Basic	25,622	23,742	23,831

Diluted	26,629	24,577	24,747

The accompanying notes are an integral part of these Consolidated Financial Statements.

PEDIATRIX MEDICAL GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
			Additional		Total
	Number of		Paid in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity

	(In thousands)
Balance at December 31, 2001	24,961	$250	$341,973	$136,629	$478,852
Net income	—	—	—	68,776	68,776
Common stock issued under employee stock option and stock purchase plans	2,044	20	32,091	—	32,111
Common stock issued for convertible notes	—	—	128	—	128
Repurchased common stock	(1,691)	(17)	(24,578)	(25,403)	(49,998)
Tax benefit related to employee stock option and stock purchase plans	—	—	18,129	—	18,129

Balance at December 31, 2002	25,314	253	367,743	180,002	547,998
Net income	—	—	—	84,328	84,328
Common stock issued under employee stock option and stock purchase plans	1,387	14	27,922	—	27,936
Common stock issued for convertible notes	33	—	791	—	791
Repurchased common stock	(2,974)	(30)	(45,363)	(54,609)	(100,002)
Tax benefit related to employee stock option and stock purchase plans	—	—	11,327	—	11,327

Balance at December 31, 2003	23,760	237	362,420	209,721	572,378
Net income	—	—	—	98,279	98,279
Common stock issued under employee stock option and stock purchase plans	1,313	13	33,681	—	33,694
Repurchased common stock	(2,547)	(25)	(41,932)	(108,041)	(149,998)
Tax benefit related to employee stock option and stock purchase plans	—	—	16,678	—	16,678

Balance at December 31, 2004	22,526	$225	$370,847	$199,959	$571,031

The accompanying notes are an integral part of these Consolidated Financial Statements.

PEDIATRIX MEDICAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2003	2004

	(In thousands)
Cash flows from operating activities:
Net income	$68,776	$84,328	$98,279
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	6,135	8,405	9,353
Deferred income taxes	1,497	(9,700)	5,811
Gain on sale of assets	—	—	(197)
Changes in assets and liabilities:
Accounts receivable	(11,505)	(17,368)	(13,647)
Prepaid expenses and other assets	(3,254)	3,516	(3,142)
Other assets	565	(1,129)	921
Accounts payable and accrued expenses	15,504	35,165	16,637
Income taxes payable	20,124	14,817	9,738

Net cash provided from operating activities	97,842	118,034	123,753

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(25,735)	(75,243)	(64,853)
Purchase of short-term investments	—	—	(12,461)
Maturities of short-term investments	—	—	2,500
Purchase of property and equipment	(7,993)	(15,274)	(7,057)
Proceeds from sale of assets	—	—	1,100

Net cash used in investing activities	(33,728)	(90,517)	(80,771)

Cash flows from financing activities:
Borrowings on line of credit, net	—	—	54,000
Payments for syndication of line of credit	—	—	(890)
Payments on long-term debt and capital lease obligations	(589)	(750)	(673)
Proceeds from issuance of common stock	32,111	27,936	33,694
Repurchases of common stock	(49,998)	(100,002)	(149,998)

Net cash used in financing activities	(18,476)	(72,816)	(63,867)

Net increase (decrease) in cash and cash equivalents	45,638	(45,299)	(20,885)
Cash and cash equivalents at beginning of year	27,557	73,195	27,896

Cash and cash equivalents at end of year	$73,195	$27,896	$7,011

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,164	$1,280	$1,345
Income taxes	$20,216	$46,555	$40,512
Non-cash financing activity:
Common stock issued for convertible notes	$128	$791	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	General:
      The principal business activity of Pediatrix Medical Group, Inc. and its subsidiaries (“Pediatrix” or the “Company”) is to provide neonatal, maternal-fetal and other pediatric subspecialty physician services in 31 states and Puerto Rico. The Company has contracts with affiliated professional associations, corporations and partnerships (“affiliated professional contractors”), which are separate legal entities that provide physician services in certain states and Puerto Rico. The Company and its affiliated professional contractors enter into contracts with hospitals to provide physician services, which include (i) fee-for-service contracts, whereby hospitals agree, in exchange for the Company’s services, to authorize the Company and its health care professionals to bill and collect the charges for medical services rendered by the Company’s affiliated health care professionals, and (ii) administrative fee contracts, whereby the Company is assured a minimum revenue level.

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
Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (“FAS 123R”) “Share Based Payment.” This statement is a revision to FAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FAS No. 95, “Statement of Cash Flows.” This statement requires companies to expense the cost of employee services received in exchange for an award of equity instruments, including stock options. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements with respect to these equity arrangements. This statement is effective for the first interim reporting period that begins after June 15, 2005.
      As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, the Company generally recognizes no compensation costs for employee stock options. The adoption of FAS 123R will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The Company will adopt the provisions of FAS 123R effective July 1, 2005. Due to the timing of the

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
release of FAS 123R, the Company has not yet determined the impact that the adoption of FAS 123R will have on its future results of operations.
Accounting Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the estimated allowance for contractual adjustments and uncollectibles on accounts receivable, and the estimated liabilities for self-insured deductibles and claims incurred but not reported related to the Company’s professional liability risks. Actual results could differ from those estimates.
Segment Reporting
      The Company operates in a regional operating structure. The results of our regional operations are aggregated into a single reportable segment for purposes of presenting financial information as outlined in Statement of Financial Accounting Standards No. 131 (“FAS 131”), “Disclosures about Segments of an Enterprise and Related Information.”
Revenue Recognition
      Patient service revenue is recognized at the time services are provided by the Company’s affiliated physicians. Almost all of the Company’s patient service revenue is reimbursed by state Medicaid programs and third party insurance payors. Payments for services rendered to the Company’s patients are generally less than billed charges. The Company monitors its revenue and receivables from these sources and records an estimated contractual allowance to properly account for the anticipated differences between billed and reimbursed amounts. Accordingly, patient service revenue is presented net of an estimated provision for contractual adjustments and uncollectibles. The Company estimates allowances for contractual adjustments and uncollectibles on accounts receivable based upon historical experience and other factors, including days sales outstanding (“DSO”) for accounts receivable, evaluation of expected adjustments and delinquency rates, past adjustments and collection experience in relation to amounts billed, an aging of accounts receivable, current contract and reimbursement terms, changes in payor mix and other relevant information. Contractual adjustments result from the difference between the physician rates for services performed and the reimbursements by government-sponsored health care programs and insurance companies for such services.
      Accounts receivable are primarily amounts due under fee-for-service contracts from third-party payors, such as insurance companies, self-insured employers and patients and government-sponsored health care programs geographically dispersed throughout the United States and its territories. Concentration of credit risk relating to accounts receivable is limited by number, diversity and geographic dispersion of the business units managed by the Company, as well as by the large number of patients and payors, including the various governmental agencies in the states in which the Company provides services. Receivables from government agencies made up approximately 29% and 25% of net accounts receivable at December 31, 2003 and 2004, respectively.
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

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Short-Term Investments
      Short-term investments consist of held-to-maturity securities issued primarily by the U.S. Treasury, other U.S. Government corporations and agencies and states of the United States. At December 31, 2004, all of the Company’s short-term investments had remaining maturities of less than one year. The Company has the positive intent and ability to hold its short-term investments to maturity, and therefore carries such investments at amortized cost in accordance with the provisions of Financial Accounting Standards No. 115 (“FAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.”
Property and Equipment
      Property and equipment are stated at original purchase cost. Depreciation of property and equipment is computed on the straight-line method over the estimated useful lives. Estimated useful lives are generally 20 years for buildings; three to seven years for medical equipment, computer equipment, software and furniture; and the lease term for leasehold improvements and capital leases. Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in earnings.
Goodwill and Other Intangible Assets
      The Company records acquired assets and liabilities at their respective fair values under the purchase method of accounting. Goodwill represents the excess of cost over the fair value of the net assets acquired. Intangible assets with finite lives, principally physician and hospital agreements, are recognized apart from goodwill at the time of acquisition based on the contractual-legal and separability criteria established in Statement of Financial Accounting Standards No. 141 (“FAS 141”), “Business Combinations.”
      As outlined in Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets,” goodwill is tested for impairment at a reporting unit level on an annual basis. The Company defines a reporting unit as a specific region of the United States based upon its management structure. The testing for impairment is completed using a two step test. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, a second step is performed to determine the amount of any impairment loss. During 2004, the Company completed its annual impairment test in the third quarter of 2004 and determined that goodwill was not impaired. Intangible assets with finite lives are amortized over a period of 4 to 20 years.
Long-Lived Assets
      The Company evaluates long-lived assets, including intangible assets subject to amortization, at least annually and records an impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. The recoverability of such assets is measured by a comparison of the carrying value of the assets to the future undiscounted cash flows before interest charges to be generated by the assets. If long-lived assets are impaired, the impairment to be recognized is measured as the excess of the carrying value over the fair value. Long-lived assets to be disposed of are reported at the lower of the carrying value or fair value less disposal costs. The Company does not believe there are any indicators that would require an adjustment to such assets or their estimated periods of recovery at December 31, 2004 pursuant to the current accounting standards.
Common Stock Repurchases
      Effective with the beginning of the third quarter of 2002, the Company began repurchasing shares of its common stock. As required by state law, the Company treats repurchased shares of its common stock as

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
authorized but unissued shares. The reacquisition cost of repurchased shares is recorded as a reduction in the respective components of shareholders equity.
Professional Liability Coverage
      The Company maintains professional liability insurance policies with third-party insurers, subject to deductibles, exclusions and other restrictions. The Company self-insures its liabilities to pay deductibles under its professional liability insurance coverage through a wholly-owned captive insurance subsidiary. The Company records an estimated liability for self-insured deductibles and an estimated liability for claims incurred but not reported based on an actuarial valuation using historical loss patterns. Liabilities for claims incurred but not reported are not discounted.
Income Taxes
      The Company records deferred income taxes using the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
Stock Incentives
      The Company accounts for stock-based compensation to employees using the intrinsic value method as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense for stock options issued to employees is reflected in the consolidated statements of income, because the market value of the Company’s stock equals the exercise price on the day options are granted. To the extent the Company realizes an income tax benefit from the exercise of certain stock options, this benefit results in a decrease in current income taxes payable and an increase in additional paid-in capital.
      Had compensation expense been determined based on the fair value accounting provisions of Statement of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share would have been reduced to the pro forma amounts below:

	Years Ended December 31,

	2002	2003	2004

	(In thousands, except per share data)
Net income, as reported	$68,776	$84,328	$98,279
Deduct: Total stock-based employee compensation expense determined under fair value accounting rules, net of related tax effect	(10,451)	(10,999)	(9,759)

Pro forma net income	$58,325	$73,329	$88,520

Net income per share:
As reported:
Basic	$2.68	$3.55	$4.12
Diluted	$2.58	$3.43	$3.97
Pro forma:
Basic	$2.28	$3.09	$3.58
Diluted	$2.25	$3.05	$3.51
      The fair value of each option or share to be issued is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002, 2003

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and 2004: dividend yield of 0% for all years and expected volatility of 58%, 56% and 43%, respectively; risk- free interest rates of 3.6% in 2002 and 2.9% in 2003 for options with expected lives of five years (officers and physicians of the Company); a risk-free interest rate in 2004 of 2.6% for options with expected lives of four years (physicians of the Company) and 2.9% for options with expected lives of three years (officers of the Company); a risk-free interest rate of 3.1% in 2002 and 2.2% in 2003 for options with expected lives of three years (all other employees of the Company); and a risk-free interest rate in 2004 of 2.3% for options with expected lives of three and one-half years (all other employees of the Company).
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
Fair Value of Financial Instruments
      The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of these items. The carrying value of long-term debt and capital lease obligations approximates fair value.
Reclassifications
      Certain reclassifications have been made to the prior years’ financial statements to conform with the current year presentation.

3.	Short-Term Investments:
      Short-term investments consist of the following held-to-maturity securities at December 31, 2004:

U.S. Treasury Securities	$6,963
Municipal Debt Securities	2,000
Federal Home Loan Bank Discount Note	998

$9,961

      At December 31, 2004, $3.5 million of the Company’s short-term investments were held as collateral on a letter of credit.

4.	Accounts Receivable and Net Patient Service Revenue:
      Accounts receivable consists of the following:

	December 31,

	2003	2004

	(In thousands)
Gross accounts receivable	$294,022	$298,357
Allowance for contractual adjustments and uncollectibles	(199,809)	(190,497)

	$94,213	$107,860

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net patient service revenue consists of the following:

	Years Ended December 31,

	2002	2003	2004

	(In thousands)
Gross patient service revenue	$1,072,476	$1,367,336	$1,584,155
Contractual adjustments and uncollectibles	(631,238)	(845,578)	(1,001,902)
Hospital contract administrative fees	24,243	29,439	37,376

	$465,481	$551,197	$619,629

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
      During 2004, contractual adjustments and uncollectibles continued to increase as a percentage of gross patient service revenue due to (i) an increase in the government component of our payor mix, and (ii) the impact of modest price increases offset in part by improved managed care contracting processes (see discussion above). Since government-sponsored health care programs typically pay claims at a lower percentage of the Company’s gross charges than other third party payors, an increase in the government component of the Company’s payor mix reduces its average reimbursement rate and results in a higher contractual adjustment percentage.

5.	Property and Equipment:
      Property and equipment consists of the following:

	December 31,

	2003	2004

	(In thousands)
Building	$8,056	$8,056
Land	2,032	2,032
Equipment and furniture	41,583	47,492

	51,671	57,580
Accumulated depreciation	(24,477)	(30,959)

	$27,194	$26,621

      At December 31, 2003 and 2004, property and equipment includes medical and other equipment held under capital leases of approximately $2.3 million and $994,000, respectively, and related accumulated depreciation of approximately $1.2 million and $490,000, respectively. The Company recorded depreciation expense of approximately $6.0 million, $6.8 million and $7.4 million for the years ended December 31, 2002, 2003 and 2004, respectively.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Goodwill and Other Assets:
      Other assets consist of the following:

	December 31,

	2003	2004

	(In thousands)
Other intangible assets	$7,761	$8,940
Other assets	9,660	12,220

	$17,421	$21,160

      At December 31, 2003, other intangible assets consisted of amortizable hospital, state and other contracts; physician and hospital agreements; and patents and other agreements with gross carrying amounts of approximately $9.4 million, less accumulated amortization of approximately $1.6 million. At December 31, 2004, other intangible assets consisted of amortizable hospital, state and other contracts; physician and hospital agreements; and patents and other agreements with gross carrying amounts of approximately $12.5 million, less accumulated amortization of approximately $3.6 million. Amortization expense related to other intangible assets for the years ended December 31, 2003 and 2004 was approximately $1.5 million and $2.0 million, respectively. Amortization expense on other intangible assets for the years 2005 through 2009 is expected to be approximately $2.2 million, $1.9 million, $1.4 million, $609,000 and $336,000, respectively. The remaining weighted average amortization period of other intangible assets is 17.4 years.
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
      During 2004, the Company completed the acquisition of twelve physician group practices. Total consideration and related costs for these acquisitions were approximately $64.9 million. In connection with these transactions, the Company recorded goodwill of approximately $61.5 million and other identifiable intangible assets consisting of physician and hospital agreements of approximately $3.4 million. Goodwill recorded for these acquisitions represents the only change in the carrying amount of goodwill for the year ended December 31, 2004. The weighted average amortization period of these other intangible assets is 18.5 years.
      The results of operations of the independent laboratory acquired in 2003 and the practices acquired in 2003 and 2004 have been included in the Company’s consolidated financial statements from the dates of acquisition.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following unaudited pro forma information combines the consolidated results of operations of the Company and the acquisitions completed during 2003 and 2004 as if the transactions had occurred on January 1, 2003:

	Years Ended
	December 31,

	2003	2004

	(In thousands, except
	per share data)
Net patient service revenue	$598,317	$636,492
Net income	86,943	99,583
Net income per share:
Basic	$3.66	$4.18
Diluted	$3.54	$4.02
      The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

7.	Accounts Payable and Accrued Expenses:
      Accounts payable and accrued expenses consist of the following:

	December 31,

	2003	2004

	(In thousands)
Accounts payable	$10,528	$13,353
Accrued salaries and bonuses	55,336	62,004
Accrued payroll taxes and benefits	11,452	10,542
Accrued professional liability risks	24,040	31,983
Other accrued expenses	10,618	11,109

	$111,974	$128,991

8.	Line of Credit, Long-Term Debt and Capital Lease Obligations:
      In July 2004, the Company obtained a new revolving line of credit and simultaneously terminated its prior line of credit. The new line of credit is a $150 million revolving credit facility which includes (i) a $25 million subfacility for the issuance of letters of credit and (ii) a $15 million subfacility for swingline loans. The new line of credit matures in July 2009. At the Company’s option the new line of credit (other than swingline loans) bears interest at (i) the base rate (defined as the higher of the Federal Funds Rate plus .5% or the Bank of America prime rate) or (ii) the Eurodollar rate plus an applicable margin rate ranging from .75% to 1.75% based on the Company’s consolidated leverage ratio. Swingline loans bear interest at the base rate. The new line of credit is collateralized by substantially all of the Company’s assets. The Company is subject to certain covenants and restrictions specified in the new line of credit, including covenants that require the Company to maintain a minimum level of net worth and that restrict the Company from paying dividends and making certain other distributions as specified therein. Failure to comply with these covenants and restrictions would constitute an event of default under the new line of credit, notwithstanding the Company’s ability to meet its debt service obligations. The new line of credit includes various customary remedies for lenders following an event of default. At December 31, 2004, the Company believes that it was in compliance with such financial covenants and restrictions. The Company’s outstanding principal balance under the line of credit at December 31, 2004 was $54.0 million. The Company has outstanding letters of credit associated with

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
its professional liability insurance program which reduced the amount available under the new line of credit by $7.0 million at December 31, 2004. The weighted average interest rate on these outstanding balances of $61 million was 3.9% at December 31, 2004. At December 31, 2004, the Company had an unused balance on the Line of Credit of $89 million.
      At December 31, 2004, the Company also had an outstanding letter of credit in the amount of $3.5 million associated with its professional liability insurance program. The Company holds $3.5 million of short-term investments under a security agreement as collateral on this letter of credit.
      Prior to July 2004, the Company had a revolving line of credit in the amount of $100 million. At the Company’s option, the line of credit bore interest at either the prime rate or the Eurodollar rate plus an applicable margin rate ranging from 2% to 2.75%. The line of credit was collateralized by substantially all of the Company’s current and future assets. Although the Company had no balance outstanding under the line of credit at December 31, 2003, it had outstanding letters of credit which reduced the amount available under the line of credit by $6.5 million at December 31, 2003.
      During 2001, the Company issued a $1.8 million promissory note in connection with an acquisition. The promissory note accrues interest at 5.5%, requires principal payments in five equal installments of $350,000, and matures on September 7, 2006.
      In connection with the acquisition of Magella Healthcare Corporation (“Magella”), the Company assumed certain convertible subordinated notes issued by Magella which, as a result of the acquisition, became exercisable into the Company’s common stock (the “Convertible Notes”). During 2003, approximately $791,000 of the Convertible Notes were converted into approximately 33,000 shares of the Company’s common stock. As of December 31, 2003, there were no Convertible Notes outstanding.
      Long-term debt, including capital lease obligations, consists of the following:

December 31,
2004

(In thousands)
Promissory note in connection with acquisition	$700
Capital lease obligations	612

Total	1,312
Current portion	(619)

Long-term debt and capital lease obligations	$693

      The amounts due under the terms of the Company’s long-term debt, including capital lease obligations, at December 31, 2004 are as follows: 2005 — $619,000; 2006 — $601,000; 2007 — $80,000; and 2008 — $12,000.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes:
      The components of the income tax provision (benefit) are as follows:

	December 31,

	2002	2003	2004

	(In thousands)
Federal:
Current	$35,924	$55,902	$51,790
Deferred	3,192	(8,786)	5,383

	39,116	47,116	57,173

State:
Current	3,593	5,469	(58)
Deferred	252	(914)	427

	3,845	4,555	369

Total	$42,961	$51,671	$57,542

      The Company files its tax return on a consolidated basis with its subsidiaries. The remaining affiliated professional contractors file tax returns on an individual basis.
      The effective tax rate on income was 38.4%, 38.0% and 36.9% for the years ended December 31, 2002, 2003 and 2004, respectively. The decrease in the tax rate for the year ended December 31, 2004 is due to: (i) changes in the Company’s corporate structure and the resulting impact on the apportionment of income for state income tax purposes, and (ii) the recognition of a one-time state income tax refund of approximately $502,000 recorded during the year ended December 31, 2004. The one-time state income tax refund is related to the settlement of a dispute with one state associated with previously paid state income taxes. This settlement will not have any continuing impact on the Company’s effective tax rate.
      The differences between the effective rate and the United States federal income tax statutory rate are as follows:

	December 31,

	2002	2003	2004

	(In thousands)
Tax at statutory rate	$39,108	$47,600	$54,537
State income tax, net of federal benefit	2,499	2,960	567
Amortization	237	—	—
Non-deductible expenses	131	163	423
Other, net	986	948	2,015

Income tax provision	$42,961	$51,671	$57,542

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The significant components of deferred income tax assets and liabilities are as follows:

	December 31, 2003			December 31, 2004

			Non-			Non-
	Total	Current	Current	Total	Current	Current

	(In thousands)
Allowance for uncollectible accounts	$9,675	$9,675	$—	$12,611	$12,611	$—
Net operating loss carryforward	1,776	1,776	—	222	222	—
Amortization	886	—	886	670	—	670
Reserves and accruals	19,284	19,284	—	19,466	16,229	3,237
Other	1,304	42	1,262	133	133	—

Total deferred tax assets	32,925	30,777	2,148	33,102	29,195	3,907

Accrual to cash adjustment	(11,410)	(11,410)	—	(8,989)	(8,989)	—
Property and equipment	(2,965)	—	(2,965)	(3,500)	—	(3,500)
Amortization	(16,612)	—	(16,612)	(24,272)	—	(24,272)
Other	(13)	(13)	—	(227)	(40)	(187)

Total deferred tax liabilities	(31,000)	(11,423)	(19,577)	(36,988)	(9,029)	(27,959)

Net deferred tax asset (liability)	$1,925	$19,354	$(17,429)	$(3,886)	$20,166	$(24,052)

      The income tax benefit related to the exercise of stock options and the purchase of shares under the Company’s non-qualified employee stock purchase plan reduces taxes currently payable and is credited to additional paid-in capital. Such amounts totaled approximately $18,129,000, $11,327,000 and $16,678,000 for the years ended December 31, 2002, 2003 and 2004, respectively.
      The Company has net operating loss carryforwards for federal and state tax purposes totaling approximately $8,697,000, $4,958,000 and $635,000 at December 31, 2002, 2003 and 2004, respectively, expiring at various times commencing in 2022. The decline of approximately $4,323,000 in 2004 is primarily related to the use of net operating loss carryforwards as a result of a significant increase in earnings by certain of the Company’s affiliates.
      The Company and the affiliated professional contractors are subject to federal and state audits through the normal course of operations. Management regularly evaluates its tax risks as required by generally accepted accounting principles and, accordingly, has recorded provisions for unasserted contingent claims.

10.	Commitments and Contingencies:
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
      Beginning in April 1999, the Company received requests from various federal and state investigators for information relating to its billing practices for services reimbursed by Medicaid, and the United States Department of Defense’s TRICARE program for military dependents and retirees. Since then, a number of

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the individual state investigations were resolved through agreements to refund certain overpayments and reimburse certain costs to the states. In June 2003, the Company was advised by a United States Attorney’s Office that it was conducting a civil investigation with respect to its Medicaid billing practices nationwide. This federal Medicaid investigation, the TRICARE investigation, and related state inquiries are now being coordinated together and are active and ongoing. The Company is cooperating fully with federal and state authorities with respect to these investigations and inquiries.
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
      In the ordinary course of its business, the Company becomes involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by its affiliated physicians. The Company’s contracts with hospitals generally require it to indemnify them and their affiliates for losses resulting from the negligence of the Company’s affiliated physicians. The Company may also become subject to other lawsuits which could involve large claims and significant defense costs. The Company believes, based upon its review of pending actions and proceedings, that the outcome of such legal actions and proceedings will not have a material adverse effect on its business, financial condition or results of operations and the trading price of its common stock. The outcome of such actions and proceedings, however, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on its business, financial condition or results of operations and the trading price of its common stock.
      Although the Company currently maintains liability insurance coverage intended to cover professional liability and certain other claims, this coverage generally must be renewed annually and may not continue to be available to the Company in future years at acceptable costs and on favorable terms. In addition, the Company cannot assure that its insurance coverage will be adequate to cover liabilities arising out of claims asserted against it in the future where the outcomes of such claims are unfavorable. With respect to professional liability insurance, the Company self-insures its liabilities to pay deductibles through a wholly-owned captive insurance subsidiary. Liabilities in excess of the Company’s insurance coverage, including coverage for professional liability and other claims, could have a material adverse effect on its business, financial condition and results of operations.
      The Company leases an aircraft and space for its regional offices and medical offices, storage space and temporary housing of medical staff. The aircraft lease bears interest at a LIBOR-based variable rate. Rent expense for the years ended December 31, 2002, 2003 and 2004 was approximately $6,898,000, $7,437,000 and $8,516,000, respectively.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future minimum lease payments under non-cancelable operating leases as of December 31, 2004 are as follows (in thousands):

2005	$7,431
2006	7,502
2007	3,602
2008	2,610
2009	1,634
Thereafter	1,923

$24,702

11.	Retirement Plan:
      The Company maintains two qualified contributory savings plans as allowed under Section 401(k) of the Internal Revenue Code and Section 1165(e) of the Puerto Rico Income Tax Act of 1954 (the “Plans”). The Plans permit participant contributions and allow elective Company contributions based on each participant’s contribution. Participants may defer a percentage of their annual compensation subject to the limits defined in the Plans. The Company recorded an expense of $5,728,000, $6,192,000 and $7,257,000 for the years ended December 31, 2002, 2003 and 2004, respectively, related to the Plans.

12.	Net Income Per Common and Common Equivalent Share:
      The calculation of basic and diluted net income per share for the years ended December 31, 2002, 2003 and 2004 are as follows:

	Years Ended December 31,

	2002	2003	2004

	(In thousands, except for
	per share data)
Basic:
Net income applicable to common stock	$68,776	$84,328	$98,279

Weighted average number of common shares outstanding	25,622	23,742	23,831

Basic net income per share	$2.68	$3.55	$4.12

Diluted:
Net income	$68,776	$84,328	$98,279
Interest expense on convertible subordinated debt, net of tax	28	25	—

Net income applicable to common stock	$68,804	$84,353	$98,279

Weighted average number of common shares outstanding	25,622	23,742	23,831
Weighted average number of dilutive common stock equivalents	975	807	916
Dilutive effect of convertible subordinated debt	32	28	—

Weighted average number of common and common equivalent shares outstanding	26,629	24,577	24,747

Diluted net income per share	$2.58	$3.43	$3.97

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2002, 2003 and 2004, the Company had approximately 959,000, 359,000, and 62,000 outstanding employee stock options, respectively, that have been excluded from the computation of diluted earnings per share because they are anti-dilutive.

13.	Stock Incentive Plans and Employee Stock Purchase Plans:
      In May 2004, the Company’s shareholders approved the 2004 Incentive Compensation Plan (“2004 Incentive Plan”). The terms of the 2004 Incentive Plan provide for grants of stock options, stock appreciation rights or SARs, restricted stock, deferred stock, other stock-related awards and performance awards that may be settled in cash, stock or other property. Under the 2004 Incentive Plan, the total number of shares of the Company’s common stock that may be subject to the granting of awards is 2,000,000 shares, subject to the terms and conditions set forth in the 2004 Incentive Plan. During 2004, awards under the 2004 Incentive Plan consisted of stock option grants of 281,250 shares. At December 31, 2004, the Company had 1,718,750 shares available for future awards under the 2004 Incentive Plan.
      In 1993, the Company’s Board of Directors authorized a stock option plan (the “Option Plan”). Under the Option Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant. The stock options generally become exercisable on a pro rata basis over a three-year period from the date of grant. At December 31, 2004, the Company had 82,893 shares available for future grants under the Option Plan.
      In connection with the acquisition of Magella, the Company assumed stock options issued by Magella. The options assumed at the time of the transaction were exercisable to purchase approximately 1.4 million shares of Pediatrix common stock. Such options are included in the disclosures below.
      Pertinent information covering stock option transactions related to the 2004 Incentive Plan and the Option Plan is as follows:

			Weighted
			Average
	Number of	Option Price	Exercise	Expiration
	Shares	per Share	Price	Date

Outstanding at December 31, 2001	5,693,791	$5.00-$61.00	$22.07	2004-2011
Granted	807,000	$25.00-$41.60	$33.22
Canceled	(52,693)	$7.06-$39.13	$31.19
Exercised	(1,978,866)	$5.00-$36.25	$15.21

Outstanding at December 31, 2002	4,469,232	$5.00-$61.00	$27.03	2004-2012
Granted	1,002,000	$25.30-$57.01	$29.56
Canceled	(574,103)	$7.06-$61.00	$33.05
Exercised	(1,291,659)	$5.00-$41.60	$20.02

Outstanding at December 31, 2003	3,605,470	$5.00-$61.00	$29.29	2004-2013
Granted	920,150	$58.14-$69.71	$61.00
Canceled	(16,973)	$5.00-$60.00	$29.18
Exercised	(1,249,707)	$5.00-$57.01	$24.89

Outstanding at December 31, 2004	3,258,940	$6.75-$69.71	$39.92	2004-2014

Exercisable at:
December 31, 2002	2,532,390	$5.00-$61.00	$26.39
December 31, 2003	2,037,218	$5.00-$61.00	$28.69
December 31, 2004	1,727,738	$6.75-$61.97	$34.35

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted average grant date fair value for options granted in 2002, 2003 and 2004 was $33.22, $29.56 and $61.00, respectively. The weighted average grant date fair value for options assumed in connection with the acquisition of Magella in 2001 was $14.03.
      Significant option groups outstanding at December 31, 2004 and related price and life information is as follows:

	Options Outstanding
				Options Exercisable
			Weighted
		Weighted	Average		Weighted
	Outstanding	Average	Remaining	Exercisable	Average
	as of	Exercise	Contractual	as of	Exercise
Range of Exercise Prices	12/31/2004	Price	Life	12/31/2004	Price

$ 6.75 - $12.20	68,664	$7.00	5.1	68,664	$7.00
$12.21 - $18.30	74,783	$14.83	4.3	74,783	$14.83
$18.31 - $24.40	130,902	$20.38	4.5	130,902	$20.38
$24.41 - $30.50	716,978	$27.23	7.7	209,172	$27.18
$30.51 - $36.60	686,466	$33.42	6.7	524,800	$33.58
$36.61 - $42.70	539,165	$38.99	2.8	512,334	$38.93
$42.71 - $54.90	90,666	$47.94	5.6	63,335	$46.47
$54.91 - $61.00	548,066	$59.45	8.9	25,000	$61.00
$61.01 - $69.71	403,250	$63.04	9.4	118,748	$61.97

	3,258,940	$39.92	6.8	1,727,738	$34.35

      Under the Company’s employee stock purchase plans (the “Stock Purchase Plans”), employees may purchase the Company’s common stock at 85% of the average high and low sales price of the stock as reported as of commencement of the purchase period or as of the purchase date, whichever is lower. Under the Stock Purchase Plans, 64,397, 95,498 and 63,135 shares were issued during the years ended December 31, 2002, 2003 and 2004, respectively. At December 31, 2004, the Company has an additional 214,536 shares reserved under the Stock Purchase Plans.

14.	Common Stock Repurchase Programs:
      During 2003, the Company completed two share repurchase programs buying approximately 3.0 million shares of its common stock for an aggregate amount of approximately $100 million under repurchase programs approved by its Board of Directors.
      During July 2004, the Company completed a $50 million common stock repurchase program which was authorized by its Board of Directors and announced in May 2004. During November 2004, the Company completed a $100 million repurchase program which was authorized by its Board of Directors and announced in September 2004. Collectively, the Company repurchased approximately 2.5 million shares of its common stock for an aggregate amount of $150 million during 2004. All repurchases were made in open market transactions subject to market conditions and trading restrictions.

15.	Preferred Share Purchase Rights Plan:
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

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

16.	Subsequent Events:
      In 2005, the Company completed the acquisition of five physician group practices. Total consideration and related costs for these acquisitions were approximately $36.6 million in cash.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting
      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2004.
      There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
      Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework.” Based on our assessment we concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was effective based on those criteria.
      The Company’s independent registered certified public accounting firm has audited our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 as stated in their report which appears on page 41 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
      On March 10, 2005, Pediatrix entered into Amendment No. 2 to the Credit Agreement dated as of July 30, 2004, by and among Pediatrix and certain of its subsidiaries and affiliates, as borrowers, Bank of America, N.A., as administrative agent, and the lenders named therein. The amendment increases the amount by which Pediatrix can request increases in the aggregate commitments amount under the Credit Agreement from $50,000,000 to $80,000,000 and creates preexisting authority for Pediatrix to make equity repurchases provided certain conditions are met. The amendment is attached as Exhibit 10.10 hereto and is hereby incorporated by reference in its entirety.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2005 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION
      The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2005 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
      The following table provides information as of December 31, 2004, with respect to shares of our common stock that may be issued under existing equity compensation plans, including our 2004 Incentive Compensation Plan (“2004 Incentive Plan”), our Amended and Restated Stock Option Plan (the “Option Plan”), 1996 Qualified and Non-Qualified Employee Stock Purchase Plans, as amended and restated (the “Stock Purchase Plans”), and shares of our common stock reserved for issuance under presently exercisable stock options issued by Magella at the time of its acquisition by the Company (the “Magella Plan”).

	Number of Securities to be		Weighted-Average	Number of Securities Remaining
	Issued upon Exercise of		Exercise Price of	Available for Future Issuance Under
	Outstanding Options,		Outstanding Options,	Equity Compensation Plans (Excluding
Plan Category	Warrants and Rights		Warrants and Rights	Securities Reflected in Column(a))

	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,258,940	(1)	$39.92	2,016,179	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	3,258,940		$39.92	2,016,179

(1)	Represents 281,250 shares issuable under the 2004 Incentive Plan, 2,918,479 shares issuable under the Option Plan and 59,211 shares issuable under the Magella Plan.

(2)	Under the 2004 Incentive Plan, the Option Plan and the Stock Purchase Plans, 1,718,750, 82,893 and 214,536 shares, respectively, remain available for future issuance.
      The other information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2005 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2005 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2005 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a)(1) Financial Statements
      The information required by this Item is included in Item 8 of Part II of this Annual Report.
      (a)(2) Financial Statement Schedule
      The following financial statement schedule for the years ended December 31, 2002, 2003 and 2004, is included in this Annual Report as set forth below.
Pediatrix Medical Group, Inc.
Schedule II: Valuation and Qualifying Accounts

	Years Ended December 31,

	2002	2003	2004

	(In thousands)
Allowance for contractual adjustments and uncollectibles:
Balance at beginning of year	$129,314	$135,427	$199,809
Amount charged against operating revenue	631,238	845,578	1,001,902
Accounts receivable contractual adjustments and write-offs (net of recoveries)	(625,125)	(781,196)	(1,011,214)

Balance at end of year	$135,427	$199,809	$190,497

      All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.
      (a)(3) Exhibits
      See Item 15(b) of this Annual Report.
      (b) Exhibits

2.1	Agreement and Plan of Merger dated as of February 14, 2001, among Pediatrix Medical Group, Inc., Infant Acquisition Corp. and Magella Healthcare Corporation (incorporated by reference to Exhibit 2.1 to Pediatrix’s Current Report on Form 8-K dated February 15, 2001).

3.1	Amended and Restated Articles of Incorporation of Pediatrix (incorporated by reference to Exhibit 3.1 to Pediatrix’s Registration Statement on Form S-1 (Registration No. 33-95086)).

3.2	Amended and Restated Bylaws of Pediatrix (incorporated by reference to Exhibit 3.2 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 2000).

3.3	Articles of Designation of Series A Junior Participating Preferred Stock of Pediatrix (incorporated by reference to Exhibit 3.1 to Pediatrix’s Current Report on Form 8-K dated March 31, 1999).

4.1	Rights Agreement, dated as of March 31, 1999, between Pediatrix and BankBoston, N.A., as rights agent including the form of Articles of Designations of Series A Junior Participating Preferred Stock and the form of Rights Certificate (incorporated by reference to Exhibit 4.1 to Pediatrix’s Current Report on Form 8-K dated March 31, 1999).

10.1	Amended and Restated Stock Option Plan of Pediatrix dated as of June 4, 2003 (incorporated by reference to Exhibit 10.5 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).*

10.2	Amended and Restated Thrift and Profit Sharing Plan of Pediatrix (incorporated by reference to Exhibit 4.5 to Pediatrix’s Registration Statement on Form S-8 (Registration No. 333-101222)).*

10.3	1996 Qualified Employee Stock Purchase Plan of Pediatrix, as amended and restated (incorporated by reference to Exhibit 4.5 to Pediatrix’s Registration Statement on Form S-8 (Registration No. 333-07061)).*

10.4	1996 Non-Qualified Employee Stock Purchase Plan of Pediatrix, as amended and restated (incorporated by reference to Exhibit 4.5 to Pediatrix’s Registration Statement on Form S-8 (Registration No. 333-101225)).*

10.5	Executive Non-Qualified Deferred Compensation Plan of Pedaitrix, dated October 13, 1997 (incorporated by reference to Exhibit 10.35 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 1998).*

10.6	Form of Indemnification Agreement between Pediatrix and each of its directors and executive officers. (incorporated by reference to Exhibit 10.6 to Pediatrix’s Annual Report on Form 10-K for the year ended December 31, 2003).*

10.7	Form of Amended and Restated Exclusive Management and Administrative Services Agreement between Pediatrix and each of its affiliated professional contractors. (incorporated by reference to Exhibit 10.7 to Pediatrix’s Annual Report on Form 10-K for the year ended December 31, 2003).*

10.8	Credit Agreement, dated as of July 30, 2004, among Pediatrix Medical Group, Inc. and certain subsidiaries and affiliates, Bank of America, N.A., HSBC Bank USA, National Association, SunTrust Bank, U.S. Bank National Association, Wachovia Bank, N.A., KeyBank National Association, UBS Loan Financer LLC and the International Bank of Miami, N.A. (incorporated by reference to Exhibit 99.2 to Pediatrix’s Current Report on Form 8-K dated July 30, 2004).

10.9	Security Agreement, dated as of July 30, 2004, between Pediatrix Medical Group, Inc. and certain material subsidiaries, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.3 to Pediatrix’s Current Report on Form 8-K dated July 30, 2004).

10.10+	Amendment No. 2 dated March 10, 2005 to Credit Agreement dated as of July 30, 2004, among Pediatrix Medical Group, Inc. and certain subsidiaries and affiliates, Bank of America, N.A., HSBC Bank USA, National Association, SunTrust Bank, U.S. Bank National Association, Wachovia Bank, N.A., KeyBank National Association, UBS Loan Financer LLC and the International Bank of Miami, N.A.

10.11	Employment Agreement dated November 11, 2004 between Pediatrix Medical Group, Inc. and Roger J. Medel, M.D. (incorporated by reference to Exhibit 10.1 to Pediatrix’s Current Report on Form 8-K dated November 11, 2004).*

10.12	Employment Agreement dated November 11, 2004 between Pediatrix Medical Group, Inc. and Joseph M. Calabro (incorporated by reference to Exhibit 10.2 to Pediatrix’s Current Report on Form 8-K dated November 11, 2004).*

10.13	Employment Agreement dated November 11, 2004 between Pediatrix Medical Group, Inc. and Karl B. Wagner (incorporated by reference to Exhibit 10.3 to Pediatrix’s Current Report on Form 8-K dated November 11, 2004).*

10.14	Employment Agreement dated November 11, 2004 between Pediatrix Medical Group, Inc. and Thomas W. Hawkins (incorporated by reference to Exhibit 10.4 to Pediatrix’s Current Report on Form 8-K dated November 11, 2004).*

10.15	Pediatrix Medical Group of Puerto Rico Thrift and Profit Sharing Plan (incorporated by reference to Exhibit 4.3 to Pediatrix’s Registration Statement on Form S-8 dated December 9, 2004).*

10.16	Pediatrix Medical Group, Inc. 2004 Incentive Compensation Plan (incorporated by reference to Exhibit A of Pediatrix’s Proxy Statement on Schedule 14A dated as of April 9, 2004).*

10.17	Pediatrix Medical Group, Inc. Form of Stock Option Agreement for Stock Options Awarded Under the Stock Option Plan (incorporated by reference to Exhibit 10.3 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.18	Pediatrix Medical Group, Inc. Form of Incentive Stock Option Agreement for Incentive Stock Options Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.19	Pediatrix Medical Group, Inc. Form of Non-Qualified Stock Option Agreement for Non-Qualified Stock Options Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.20	Pediatrix Medical Group, Inc. Form of Restricted Stock Agreement for Restricted Stock Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.21	Stockholders’ Agreement dated as of February 14, 2001, among Pediatrix, Infant Acquisition Corp., John K. Carlyle, Cordillera Interest, Ltd., Steven K. Boyd, Ian M. Ratner, M.D., Welsh, Carson, Anderson & Stowe VII, L.P., WCAS Healthcare Partners, L.P., the persons listed on Schedule A thereto, Leonard Hilliard, M.D., The Hilliard Family Partnership, Ltd. and Gregg C. Lund, D.O. (incorporated by reference to Exhibit 10.40 to Pediatrix’s Current Report on Form 8-K dated February 15, 2001).

10.22	Standstill and Registration Rights Agreement dated as of May 15, 2001, among Pediatrix, Welsh, Carson, Anderson & Stowe VII, L.P., WCAS Healthcare Partners, L.P., the persons listed on Schedule A thereto, John K. Carlyle, Cordillera Interest, Ltd., Steven K. Boyd, Ian M. Ratner, M.D., Roger J. Medel, M.D., Kristen Bratberg, Joseph Calabro, Karl B. Wagner and Brian T. Gillon (incorporated by reference to Exhibit 10.1 to Pediatrix’s Current Report on Form 8-K dated May 25, 2001).

21+	Subsidiaries of the registrant.

23.1+	Consent of PricewaterhouseCoopers LLP.

31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensation plans, contracts or arrangements.

+	Filed herewith.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEDIATRIX MEDICAL GROUP, INC.

By:	/s/ Roger J. Medel, M.D.

Roger J. Medel, M.D.
Chief Executive Officer
Date: March 10, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger J. Medel, M.D. Roger J. Medel, M.D.	Chief Executive Officer (principal executive officer)	March 10, 2005

/s/ Karl B. Wagner Karl B. Wagner	Chief Financial Officer (principal financial officer and principal accounting officer)	March 10, 2005

/s/ Cesar L. Alvarez Cesar L. Alvarez	Director and Chairman of the Board	March 10, 2005

/s/ Waldemar A. Carlo, M.D. Waldemar A. Carlo, M.D.	Director	March 10, 2005

/s/ Michael B. Fernandez Michael B. Fernandez	Director	March 10, 2005

/s/ Roger K. Freeman, M.D. Roger K. Freeman, M.D.	Director	March 10, 2005

/s/ Paul G. Gabos Paul G. Gabos	Director	March 10, 2005

/s/ Lawrence M. Mullen Lawrence M. Mullen	Director	March 10, 2005

/s/ Enrique J. Sosa Enrique J. Sosa	Director	March 10, 2005