Form 10-Q
period 2005-03-31
PEDIATRIX MEDICAL GROUP INC
filed 2005-05-03
CIK 893949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

     Shares of Common Stock outstanding as of April 28, 2005: 22,900,033.

PEDIATRIX MEDICAL GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PEDIATRIX MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005 (Unaudited)	2004
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,080	$7,011
Short-term investments	11,332	9,961
Accounts receivable, net	105,409	107,860
Prepaid expenses	3,615	4,766
Deferred income taxes	20,491	20,166
Other assets	2,037	2,470

Total current assets	146,964	152,234
Property and equipment, net	26,452	26,621
Goodwill	625,472	588,874
Other assets, net	21,486	21,160

Total assets	$820,374	$788,889

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$93,979	$128,991
Current portion of long-term debt and capital lease obligations	623	619
Income taxes payable	8,305	1,444

Total current liabilities	102,907	131,054
Line of credit	82,000	54,000
Long-term debt and capital lease obligations	623	693
Deferred income taxes	24,986	24,052
Deferred compensation	8,770	8,059

Total liabilities	219,286	217,858

Commitments and contingencies

Shareholders’ equity:
Preferred stock; par value $.01 per share; 1,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share; 50,000 shares authorized; 22,801 and 22,526 shares issued and outstanding, respectively	228	225
Additional paid-in capital	382,918	370,847
Retained earnings	217,942	199,959

Total shareholders’ equity	601,088	571,031

Total liabilities and shareholders’ equity	$820,374	$788,889

The accompanying notes are an integral part of
these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(in thousands, except for per share data)
Net patient service revenue	$164,150	$148,116

Operating expenses:
Practice salaries and benefits	97,803	86,475
Practice supplies and other operating expenses	6,250	5,351
General and administrative expenses	28,129	19,847
Depreciation and amortization	2,647	2,363

Total operating expenses	134,829	114,036

Income from operations	29,321	34,080

Investment income	177	146
Interest expense	(840)	(256)

Income before income taxes	28,658	33,970
Income tax provision	10,675	12,654

Net income	$17,983	$21,316

Per share data:
Net income per common and common equivalent share:

Basic	$.79	$.89

Diluted	$.77	$.85

Weighted average shares used in computing net income per common and common equivalent share:

Basic	22,690	24,075

Diluted	23,455	25,105

The accompanying notes are an integral part of
these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$17,983	$21,316
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	2,647	2,363
Deferred income taxes	609	6,188
Changes in assets and liabilities:
Accounts receivable	2,451	(3,726)
Prepaid expenses and other current assets	1,584	571
Other assets	(69)	81
Accounts payable and accrued expenses	(35,012)	(37,554)
Income taxes payable	10,463	2,887

Net cash provided from (used in) operating activities	656	(7,874)

Cash flows provided from (used in) investing activities:
Acquisition payments, net of cash acquired	(36,920)	(8,681)
Purchase of short-term investments	(3,871)	—
Maturities of short-term investments	2,500	—
Purchase of property and equipment	(1,531)	(2,399)

Net cash used in investing activities	(39,822)	(11,080)

Cash flows provided from (used in) financing activities:
Borrowings on line of credit, net	28,000	—
Payments to refinance line of credit	(172)	—
Payments on capital lease obligations	(65)	(91)
Proceeds from issuance of common stock	8,472	15,463

Net cash provided from financing activities	36,235	15,372

Net decrease in cash and cash equivalents	(2,931)	(3,582)
Cash and cash equivalents at beginning of period	7,011	27,896

Cash and cash equivalents at end of period	$4,080	$24,314

The accompanying notes are an integral part of
these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

1.	Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Pediatrix Medical Group, Inc. and the notes thereto presented in this Quarterly Report have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial statements, and do not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of interim periods. The financial statements include all the accounts of Pediatrix Medical Group, Inc. and its consolidated subsidiaries (collectively, “PMG”) together with the accounts of PMG’s affiliated professional associations, corporations and partnerships (the “affiliated professional contractors”). PMG has contractual management arrangements with its affiliated professional contractors, which are separate legal entities that provide physician services in certain states and Puerto Rico. The terms “Pediatrix” and the “Company” refer collectively to Pediatrix Medical Group, Inc., its subsidiaries, and the affiliated professional contractors.

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

Had compensation expense been determined based on the fair value accounting provisions of Statement of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share would have been reduced to the pro forma amounts below:

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share data)
Net income, as reported	$17,983	$21,316
Deduct: Total stock-based employee compensation expense determined under fair value accounting rules, net of related tax effect	(1,416)	(2,144)

Pro forma net income	$16,567	$19,172

Net income per share:
As reported:
Basic	$.79	$.89
Diluted	$.77	$.85

Pro forma:
Basic	$.73	$.76
Diluted	$.71	$.75

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The fair value of each option or share to be issued is estimated on the date of grant using the Black-Scholes option-pricing model. During the three months ended March 31, 2005, no stock option grants were made by the Company. For grants made during the three months ended March 31, 2004, the weighted average assumptions used are: dividend yield of 0%, expected volatility of 56%, and a risk-free interest rate of 2.4% for options with expected lives of three to four years (officers and physicians of the Company) and 2.2% for options with expected lives of three and one-half years (all other employees of the Company).

Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (“FAS 123R”) “Share Based Payment.” This statement is a revision to FAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FAS No. 95, “Statement of Cash Flows.” This statement requires companies to expense the cost of employee services received in exchange for an award of equity instruments, including stock options. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements with respect to these equity arrangements. In April 2005, the Securities and Exchange Commission (the “SEC”) deferred the requirement for registrants to adopt FAS 123R from the beginning of the first interim period beginning after June 15, 2005 to the beginning of the first annual period beginning after June 15, 2005.

As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, the Company generally recognizes no compensation costs for employee stock options. The adoption of FAS 123R will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The Company will adopt the provisions of FAS 123R effective January 1, 2006. The Company has not yet determined the impact that the adoption of FAS 123R will have on its future results of operations.

3.	Business Acquisitions:

The Company completed the acquisition of five physician group practices during the three months ended March 31, 2005. Total consideration and related costs for the acquired practices were approximately $36.9 million in cash. In connection with the acquisitions, the Company recorded goodwill of approximately $36.6 million and other identifiable intangible assets consisting of physician and hospital agreements of approximately $300,000. Goodwill of approximately $36.6 million, which is related to these acquisitions, represents the only change in the carrying amount of goodwill for the three months ended March 31, 2005. The results of operations of the acquired practices have been included in the Company’s condensed consolidated financial statements from their respective dates of acquisition.

The following unaudited pro-forma information combines the consolidated results of operations of the Company and the physician group practice operations acquired during 2004 and 2005 as if the acquisitions had occurred on January 1, 2004:

	Three Months Ended
	March 31,
	2005	2004
	(in thousands, except for per share data)
Net patient service revenue	$165,149	$159,341
Net income	18,305	22,928
Net income per share:
Basic	.81	.95
Diluted	.78	.91

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The pro-forma results do not necessarily represent results that would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

4.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following:

	March 31, 2005	December 31,
	(Unaudited)	2004
	(in thousands)
Accounts payable	$13,414	$13,353
Accrued salaries and bonuses	19,483	62,004
Accrued payroll taxes and benefits	9,489	10,542
Accrued professional liability risks	33,428	31,983
Other accrued expenses	18,165	11,109

	$93,979	$128,991

The decrease in accrued salaries and bonuses from $62.0 million at December 31, 2004 to $19.5 million at March 31, 2005 is primarily due to the decrease in the Company’s liabilities for performance-based incentive compensation and 401(k) matching contributions. The Company’s annual 401(k) matching contributions and a majority of the annual payments due to affiliated physicians under its performance-based incentive compensation program are made during the first quarter of each year.

5.	Line of Credit:

On March 11, 2005, the Company elected to exercise an option under its revolving credit agreement (the “Line of Credit”) to increase the aggregate commitments under the Line of Credit from $150 million to $225 million. The Company’s outstanding principal balance under the Line of Credit at March 31, 2005 and December 31, 2004 was $82.0 million and $54.0 million, respectively.

6.	Shareholders’ Equity:

The Company’s changes in shareholders’ equity for the three months ended March 31, 2005 are as follows (in thousands):

	Common Stock		Additional		Total
	Number of		Paid in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2004	22,526	$225	$370,847	$199,959	$571,031

Net income	—	—	—	17,983	17,983
Common stock issued under employee stock option plans	275	3	8,469	—	8,472
Tax benefit related to employee stock options	—	—	3,602	—	3,602

Balance at March 31, 2005	22,801	$228	$382,918	$217,942	$601,088

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7.	Net Income Per Share:

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

The calculation of basic and diluted net income per share for the three months ended March 31, 2005 and 2004 is as follows:

	Three Months Ended
	March 31,
	2005	2004
	(in thousands, except for per share data)
Basic:
Net income applicable to common stock	$17,983	$21,316

Weighted average number of common shares outstanding	22,690	24,075

Basic net income per share	$.79	$.89

Diluted:
Net income applicable to common Stock	$17,983	$21,316

Weighted average number of common shares outstanding	22,690	24,075
Weighted average number of dilutive common stock equivalents	765	1,030

Weighted average number of common and common equivalent shares outstanding	23,455	25,105

Diluted net income per share	$.77	$.85

At March 31, 2005 and 2004, the Company had approximately 50,000 and 423,000 outstanding employee stock options, respectively, that have been excluded from the computation of diluted earnings per share because they are anti-dilutive.

8.	Contingencies:

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

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Beginning in April 1999, the Company received requests from various federal and state investigators for information relating to its billing practices for services reimbursed by Medicaid, and the United States Department of Defense’s TRICARE program for military dependants and retirees. Since then, a number of the individual state investigations were resolved through agreements to refund certain overpayments and reimburse certain costs to the states. In June 2003, the Company was advised by a United States Attorney’s Office that it was conducting a civil investigation with respect to its Medicaid billing practices nationwide. This federal Medicaid investigation, the TRICARE investigation, and related state inquiries are being coordinated together and are active and ongoing. In April 2005, the Company made a settlement offer to federal and state authorities in connection with these matters. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” as a result of this offer, the Company increased its reserves relating to these matters by $6.0 million during the three months ended March 31, 2005. Although the Company continues to cooperate fully with federal and state authorities, there can be no assurance that the Company’s present offer will result in a settlement of these matters and the eventual resulting losses will not exceed the Company’s established reserves.

In November 2003, the Company’s maternal-fetal practice in Las Vegas, Nevada was served with a search warrant by the State of Nevada. The warrant requested information concerning Medicaid billings for maternal-fetal care provided by the Company in that state. The Company is cooperating fully with appropriate officials in the investigation.

Currently, management cannot predict the timing or outcome of any of these pending investigations and inquiries and whether they will have, individually or in the aggregate, a material adverse effect on its business, financial condition, results of operations or the trading price of its common stock.

The Company also expects that additional audits, inquiries and investigations from government authorities and agencies will continue to occur in the ordinary course of its business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on its business, financial condition, results of operations or the trading price of its common stock.

In the ordinary course of its business, the Company becomes involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by its affiliated physicians. The Company’s contracts with hospitals generally require it to indemnify them and their affiliates for losses resulting from the negligence of the Company’s affiliated physicians. The Company may also become subject to other lawsuits which could involve large claims and significant defense costs. The Company believes, based upon its review of pending actions and proceedings, that the outcome of such legal actions and proceedings will not have a material adverse effect on its business, financial condition, results of operations or the trading price of its common stock. The outcome of such actions and proceedings, however, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on its business, financial condition, results of operations or the trading price of its common stock.

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

9.	Subsequent Events:

Since March 31, 2005, the Company has completed the acquisition of two physician group practices. Total consideration paid for these acquired practices was approximately $18.2 million in cash.

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

     During the three months ended March 31, 2005 and 2004, we completed the acquisition of five and two physician group practices, respectively. Our results of operations for the three months ended March 31, 2005 include the results of operations for the physician practice groups from their respective dates of acquisition, and therefore are not comparable in some material respects to our results of operations for the three months ended March 31, 2004.

Results of Operations

          Three Months Ended March 31, 2005 as Compared to Three Months Ended March 31, 2004

     Our net patient service revenue increased $16.1 million, or 10.8%, to $164.2 million for the three months ended March 31, 2005, as compared to $148.1 million for the same period in 2004. Of this $16.1 million increase, $10.1 million, or 62.7%, was primarily attributable to revenue generated from acquisitions completed during 2004 and 2005. Same-unit net patient service revenue increased $6.0 million, or 4.0%, for the three months ended March 31, 2005. The net increase in same-unit net patient service revenue was primarily the result of: (i) increased revenue of approximately $3.7 million from a 3.7% increase in neonatal intensive care unit patient days; (ii) increased revenue of approximately $3.1 million from volume growth in maternal-fetal services, metabolic screening services and other services, including hearing screens and newborn nursery services provided by existing practices; and (iii) decreased revenue of approximately $842,000 caused by a greater percentage of our patients being enrolled in government-sponsored programs partially offset by increased revenue from improved pricing for our patient services due to modest price increases and improved managed care contracting. Payments received from government-sponsored programs are substantially less than payments received from commercial insurance payors. This shift in our payor mix resulted in an increase in our estimated provision for contractual adjustments and uncollectibles for the three months ended March 31, 2005 as compared to the same period in 2004. Same units are those units at which we provided services for the entire current period and the entire comparable period.

     Practice salaries and benefits increased $11.3 million, or 13.1%, to $97.8 million for the three months ended March 31, 2005, as compared to $86.5 million for the same period in 2004. The increase was primarily attributable to: (i) costs associated with new physicians and other staff of $10.3 million to support acquisition-related growth and volume growth at existing units; and (ii) an increase in incentive compensation of $1.0 million as a result of same unit growth and operational improvements at the physician practice level.

     Practice supplies and other operating expenses increased $899,000, or 16.8%, to $6.3 million for the three months ended March 31, 2005, as compared with $5.4 million for the same period in 2004. The increase was primarily attributable to rent, maintenance and other costs to support new and existing physician practices.

     General and administrative expenses include all salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions. General and administrative expenses increased $8.3 million, or 41.7%, to $28.1 million for the three months ended March 31, 2005, as compared to $19.8 million for the same period in 2004. As a percentage of revenue, general and administrative expenses were 17.1% for the three months ended March 31, 2005, as compared to 13.4% for the same period in 2004. The increase in general and administrative expenses as a percentage of revenue is attributable to a $6.0 million increase in our estimated liability reserves as a result of a settlement offer we made in connection with our pending national Medicaid and TRICARE investigation.

     Depreciation and amortization expense increased by $284,000, or 12.0%, to $2.6 million for the three months ended March 31, 2005, as compared to $2.4 million for the same period in 2004. This increase was primarily attributable to amortization of identifiable intangible assets related to our acquisitions.

     Income from operations decreased $4.8 million, or 14.0%, to $29.3 million for the year ended March 31, 2005, as compared with $34.1 million for the same period in 2004. Our operating margin decreased to 17.9% for the three months ended March 31, 2005, as compared to 23.0% for the same period in 2004. The decrease in our operating margin is primarily attributable to the $6.0 million adjustment related to the settlement offer we made in connection with our pending national Medicaid and TRICARE investigation.

     We recorded net interest expense of $663,000 for the three months ended March 31, 2005, as compared with net interest expense of $110,000 for the same period in 2004. The increase in net interest expense is primarily due to increased borrowings under our $225 million revolving line of credit (“Line of Credit”) to fund acquisitions during the fourth quarter of 2004 and the first quarter of 2005 and repurchase shares of our common stock during the fourth quarter of 2004. Interest expense for the three months ended March 31, 2005 consisted primarily of interest charges, commitment fees and amortized debt costs associated with our Line of Credit.

     Our effective income tax rate was 37.25% for the three months ended March 31, 2005 and 2004.

     Net income decreased to $18.0 million for the three months ended March 31, 2005, as compared to $21.3 million for the same period in 2004. This $3.3 million decline in net income includes the $3.8 million after-tax impact of the adjustment related to the settlement offer we made in connection with our pending national Medicaid and TRICARE investigation.

     Diluted net income per common and common equivalent share was $.77 on weighted average shares of 23.5 million for the three months ended March 31, 2005, as compared to $.85 on weighted average shares of 25.1 million for the same period in 2004. Diluted net income per common and common equivalent share of $.77 for the three months ended March 31, 2005 includes the impact of the adjustment related to the settlement of our pending national Medicaid and TRICARE investigation. The net decrease in weighted average shares outstanding was primarily due to the impact of shares repurchased during 2004 offset in part by the exercise of employee stock options and the issuance of shares under our employee stock purchase plan.

Liquidity and Capital Resources

     As of March 31, 2005, we had approximately $4.1 million of cash and cash equivalents on hand as compared to $7.0 million at December 31, 2004. In addition, we had working capital of approximately $44.1 million at March 31, 2005, an increase of $22.9 million from working capital of $21.2 million at December 31, 2004.

     Our net cash provided from operating activities was $656,000 for the three months ended March 31, 2005, as compared to net cash used in operating activities of $7.9 million for the same period in 2004. We typically experience nominal or negative cash flow from operations during the first quarter of each year due to our performance-based incentive compensation program for affiliated physicians and our 401(k) matching contributions for participating employees. Our annual 401(k) matching contributions and a majority of the annual payments due under our performance-based incentive compensation program are made during the first quarter of each year. As a result, we are typically required to fund our operations during this period with cash on hand or funds borrowed under our Line of Credit.

     The improvement in our cash flow from operations for the three months ended March 31, 2005 is primarily due to changes in our working capital components. For the three months ended March 31, 2005, our significant working capital component changes are related to accounts receivable, accounts payable and accrued expenses, and income taxes payable.

     During the three months ended March 31, 2005, accounts receivable decreased by $2.5 million due to increased first quarter cash collections. Our days sales outstanding, or DSO, for accounts receivable at March 31, 2005 was 57.8 days, a decrease from 61.6 days at December 31, 2004. During the same period, we experienced a decrease in cash flow from operating activities of $35.0 million primarily due to a decrease in accounts payable and accrued expenses related to our annual physician incentive compensation payments and our annual 401(k) matching contributions. In addition, we realized an increase in income taxes payable which increased our cash flow from operating activities by $10.5 million. This increase in cash flow is associated with the timing of our tax payments.

     Our accounts receivable are principally due from managed care payors, government payors, and other third party insurance payors. We track our collections from these sources, monitor the age of our accounts receivable, and make all reasonable efforts to collect outstanding accounts receivable through our systems, processes and personnel at our corporate and regional billing and collection offices. We use customary collection practices, including the use of outside collection agencies for accounts receivable due from private pay patients when appropriate. Almost all of our accounts receivable adjustments consist of contractual adjustments due to the difference between gross amounts billed and the amounts allowed by our payors. Any amounts written off related to private pay patients are based on the specific facts and circumstances related to each individual patient account.

     We maintain professional liability insurance policies with third-party insurers, subject to deductibles, exclusions and other restrictions. We self-insure our liabilities to pay deductibles under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record a liability for self-insured deductibles and an estimate of liabilities for claims incurred but not reported based on an actuarial valuation using historical loss patterns. Effective May 1, 2005, we obtained professional liability coverage that expires on May 1, 2006 with substantially similar terms as our previous policy which includes a provision which may result in additional premiums or a return of premiums based on our actual losses.

     During the three months ended March 31, 2005, our cash flows from financing activities consisted primarily of borrowings under our Line of Credit and proceeds from the exercise of employee stock options.

     On March 11, 2005, we exercised an option under our Line of Credit to increase the aggregate commitments thereunder from $150 million to $225 million. Our Line of Credit matures in July 2009 and includes a $25 million subfacility for the issuance of letters of credit. At our option, the Line of Credit bears interest at (i) the base rate (defined as the higher of the Federal Funds Rate plus .5% or the Bank of America prime rate) or (ii) the Eurodollar rate plus an applicable margin rate ranging from .75% to 1.75% based on our consolidated leverage ratio. Our Line of Credit is collateralized by substantially all of our assets. We are subject to certain covenants and restrictions specified in the Line of Credit, including covenants that require us to maintain a minimum level of net worth and that restrict us from paying dividends and making certain other distributions as specified therein. Failure to comply with these covenants and restrictions would constitute an event of default under the Line of Credit, notwithstanding our ability to meet our debt service obligations. Our Line of Credit includes various customary remedies for our lenders following an event of default. At March 31, 2005, we were in compliance with the financial covenants and other restrictions applicable to us under the Line of Credit. At March 31, 2005, we had an outstanding principal balance of $82.0 million under the Line of Credit and outstanding letters of credit that reduced the amount available under the Line of Credit by $7.0 million.

     The exercise of employee stock options generated cash proceeds of $8.5 million during the three months ended March 31, 2005, as compared to $15.5 million for the same period in 2004. Since stock option exercises are dependent on several factors, including the market price of our common stock, we cannot predict the timing and amount of any proceeds from future exercises.

     During the three months ended March 31, 2005, cash generated from our operating and financing activities along with cash on hand and amounts borrowed under our Line of Credit were primarily used to fund the acquisition of five neonatal physician group practices for $36.9 million and to fund capital expenditures in the amount of $1.5 million. Our capital expenditures were for computer and office equipment, software, furniture and other improvements at our corporate and regional offices.

     We anticipate that funds generated from operations, together with our current cash on hand, short-term investments and funds available under the Line of Credit, will be sufficient to finance our working capital requirements, fund anticipated acquisitions and capital expenditures, and meet our contractual obligations for at least the next 12 months.

Caution Concerning Forward-Looking Statements

     Certain information included or incorporated by reference in this Quarterly Report may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements (other than statements of historical facts) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions and are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements in this Quarterly Report are made as of the date hereof, and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in the Company’s most recent Annual Report on Form 10-K, including the section entitled “Risk Factors.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     Our Line of Credit and an aircraft operating lease agreement are subject to market risk and interest rate changes. The line of credit bears interest at our option at (i) the base rate (defined as the higher of the Federal Funds Rate plus .5% or the Bank of America prime rate) or (ii) the Eurodollar rate plus an applicable margin rate ranging from .75% to 1.75% based on our consolidated leverage ratio. The aircraft operating lease bears interest at a LIBOR-based variable rate. The outstanding principal balance under our Line of Credit was $82.0 million at March 31, 2005. The outstanding balance related to the aircraft operating lease totaled approximately $4.8 million at March 31, 2005. Considering the total outstanding balances under these instruments at March 31, 2005 of approximately $86.8 million, a 1% change in interest rates would result in an impact to income before income taxes of approximately $868,000 per year.

Item 4. Controls and Procedures.

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2005.

     There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     In June 2002, we received a written request from the Federal Trade Commission (the “FTC”) to submit information on a voluntary basis in connection with an investigation of issues of competition related to our May 2001 acquisition of Magella and our business practices generally. In February 2003, we received additional information requests from the FTC in the form of a Subpoena and Civil Investigative Demand. Pursuant to these requests, we produced documents and information relating to the acquisition and our business practices in certain markets. We have also provided on a voluntary basis additional information and testimony on issues related to the investigation. At this time, the investigation remains active and ongoing and we are cooperating fully with the FTC.

     Beginning in April 1999, we received requests from various federal and state investigators for information relating to our billing practices for services reimbursed by Medicaid, and the United States Department of Defense’s TRICARE program for military dependants and retirees. Since then, a number of the individual state investigations were resolved through agreements to refund certain overpayments and reimburse certain costs to the states. In June 2003, we were advised by a United States Attorney’s Office that it was conducting a civil investigation with respect to our Medicaid billing practices nationwide. This federal Medicaid investigation, the TRICARE investigation, and related state inquiries are being coordinated together and are active and ongoing. In April 2005, we made a settlement offer to federal and state authorities in connection with these matters. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” as a result of this offer, we increased our reserves relating to these matters by $6.0 million during the three months ended March 31, 2005. Although we continue to cooperate fully with federal and state authorities, there can be no assurance that our present offer will result in a settlement of these matters and the eventual resulting losses will not exceed our established reserves.

     In November 2003, our maternal-fetal practice in Las Vegas, Nevada was served with a search warrant by the State of Nevada. The warrant requested information concerning Medicaid billings for maternal-fetal care provided by us in that state. We are cooperating fully with appropriate officials in the investigation.

     Currently, management cannot predict the timing or outcome of any of these pending investigations and inquiries and whether they will have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or the trading price of our common stock.

     We also expect that additional audits, inquiries and investigations from government authorities and agencies will continue to occur in the ordinary course of our business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations or the trading price of our common stock.

     In the ordinary course of our business, we become involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by our affiliated physicians. Our contracts with hospitals generally require us to indemnify them and their affiliates for losses resulting from the negligence of our affiliated physicians. We may also become subject to other lawsuits which could involve large claims and significant defense costs. We believe, based upon our review of pending actions and proceedings, that the outcome of such legal actions and proceedings will not have a material adverse effect on our business, financial condition, results of operations or the trading price of our common stock. The outcome of such actions and proceedings, however, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business, financial condition, results of operations or the trading price of our common stock.

     Although we currently maintain liability insurance coverage intended to cover professional liability and certain other claims, this coverage generally must be renewed annually and may not continue to be available to us in future years at acceptable costs and on favorable terms. In addition, we cannot assure that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us in the future where the outcomes of such claims are unfavorable. With respect to professional liability insurance, we self-insure our liabilities to pay deductibles through a wholly-owned captive insurance subsidiary. Liabilities in excess of our insurance coverage, including coverage for professional liability and other claims, could have a material adverse effect on our business, financial condition and results of operations.

Item 6. Exhibits.

     See Exhibit Index.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEDIATRIX MEDICAL GROUP, INC.
Date: May 3, 2005	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D., Chief Executive
Officer (principal executive officer)

Date: May 3, 2005	By:	/s/ Karl B. Wagner
Karl B. Wagner, Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit
No.	Description
2.1	Agreement and Plan of Merger dated as of February 14, 2001, among Pediatrix Medical Group, Inc., Infant Acquisition Corp. and Magella Healthcare Corporation (incorporated by reference to Exhibit 2.1 to Pediatrix’s Current Report on Form 8-K dated February 15, 2001).

3.1	Amended and Restated Articles of Incorporation of Pediatrix (incorporated by reference to Exhibit 3.1 to Pediatrix’s Registration Statement on Form S-1 (Registration No. 33-95086)).

3.2	Amended and Restated Bylaws of Pediatrix (incorporated by reference to Exhibit 3.2 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 2000).

3.3	Articles of Designation of Series A Junior Participating Preferred Stock of Pediatrix (incorporated by reference to Exhibit 3.1 to Pediatrix’s Current Report on Form 8-K dated March 31, 1999).

4.1	Rights Agreement, dated as of March 31, 1999, between Pediatrix and BankBoston, N.A., as rights agent including the form of Articles of Designations of Series A Junior Participating Preferred Stock and the form of Rights Certificate (incorporated by reference to Exhibit 4.1 to Pediatrix’s Current Report on Form 8-K dated March 31, 1999).

10.1	Amendment No. 1 dated January 11, 2005 to the Credit Agreement, dated as of July 30, 2004, among Pediatrix Medical Group, Inc. and certain subsidiaries and affiliates, as borrowers, Bank of America, N.A., as administrative agent, and the lenders named therein (incorporated by reference to Exhibit 99.1 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).

10.2	Amendment No. 2 dated March 10, 2005 to the Credit Agreement, dated as of July 30, 2004, among Pediatrix Medical Group, Inc. and certain subsidiaries and affiliates, as borrowers, Bank of America, N.A., as administrative agent, and Bank of America, N.A., HSBC Bank USA, National Association, SunTrust Bank, U.S. Bank National Association, Wachovia Bank, N.A., KeyBank National Association, UBS Loan Finance LLC and the International Bank of Miami, N.A., as lenders (incorporated by reference to Exhibit 10.10 of Pediatrix’s Form 10-K for the period ended December 31, 2004).

31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+Filed herewith