Form 10-Q
period 2005-06-30
PEDIATRIX MEDICAL GROUP INC
filed 2005-08-04
CIK 893949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
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
Shares of Common Stock outstanding as of July 29, 2005: 23,726,366.

PEDIATRIX MEDICAL GROUP, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
PEDIATRIX MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2005	December 31,
	(Unaudited)	2004
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,614	$7,011
Short-term investments	11,407	9,961
Accounts receivable, net	105,850	107,860
Prepaid expenses	5,212	4,766
Deferred income taxes	17,750	20,166
Other assets	2,136	2,470

Total current assets	147,969	152,234
Property and equipment, net	27,432	26,621
Goodwill	653,848	588,874
Other assets, net	21,912	21,160

Total assets	$851,161	$788,889

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$116,074	$128,991
Current portion of long-term debt and capital lease obligations	646	619
Income taxes payable	2,044	1,444

Total current liabilities	118,764	131,054
Line of credit	45,200	54,000
Long-term debt and capital lease obligations	607	693
Deferred income taxes	26,447	24,052
Deferred compensation	8,795	8,059

Total liabilities	199,813	217,858

Commitments and contingencies

Shareholders’ equity:
Preferred stock; par value $.01 per share; 1,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share; 50,000 shares authorized; 23,267 and 22,526 shares issued and outstanding, respectively	233	225
Additional paid-in capital	406,046	370,847
Retained earnings	245,069	199,959

Total shareholders’ equity	651,348	571,031

Total liabilities and shareholders’ equity	$851,161	$788,889

The accompanying notes are an integral part of
these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands, except for per share data)
Net patient service revenue	$173,756	$152,187	$337,906	$300,303

Operating expenses:
Practice salaries and benefits	98,157	83,881	195,960	170,356
Practice supplies and other operating expenses	6,844	5,960	13,094	11,311
General and administrative expenses	22,349	19,606	50,478	39,453
Depreciation and amortization	2,529	2,337	5,176	4,700

Total operating expenses	129,879	111,784	264,708	225,820

Income from operations	43,877	40,403	73,198	74,483
Investment income	199	112	376	258
Interest expense	(846)	(300)	(1,686)	(556)

Income before income taxes	43,230	40,215	71,888	74,185
Income tax provision	16,103	14,980	26,778	27,634

Net income	$27,127	$25,235	$45,110	$46,551

Per share data:
Net income per common and common equivalent share:
Basic	$1.17	$1.03	$1.97	$1.92

Diluted	$1.14	$.99	$1.91	$1.84

Weighted average shares used in computing net income per common and common equivalent share:
Basic	23,116	24,476	22,906	24,277

Diluted	23,822	25,457	23,643	25,278

The accompanying notes are an integral part of
these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$45,110	$46,551
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	5,176	4,700
Deferred income taxes	4,811	6,551
Gain on sale of assets	—	(197)
Changes in assets and liabilities:
Accounts receivable	2,010	(6,132)
Prepaid expenses and other assets	(112)	(570)
Other assets	31	17
Accounts payable and accrued expenses	(13,665)	(21,562)
Income taxes payable	10,516	3,918

Net cash provided from operating activities	53,877	33,276

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(65,851)	(38,710)
Purchase of short-term investments	(8,446)	—
Maturities of short-term investments	7,000	—
Purchase of property and equipment	(4,161)	(3,806)
Proceeds from sale of assets	—	1,100

Net cash used in investing activities	(71,458)	(41,416)

Cash flows from financing activities:
Payments on line of credit, net	(8,800)	—
Payments on capital lease obligations	(135)	(204)
Payments to refinance line of credit	(172)	—
Proceeds from issuance of common stock	25,291	23,318
Purchase of treasury stock	—	(23,151)

Net cash provided from (used in) financing activities	16,184	(37)

Net decrease in cash and cash equivalents	(1,397)	(8,177)
Cash and cash equivalents at beginning of period	7,011	27,896

Cash and cash equivalents at end of period	$5,614	$19,719

The accompanying notes are an integral part of
these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
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

Had compensation expense been determined based on the fair value accounting provisions of Statement of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share would have been reduced to the pro forma amounts below:

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
2.	Summary of Significant Accounting Policies, Continued:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income, as reported	$27,127	$25,235	$45,110	$46,551

Deduct: Total stock-based employee compensation expense determined under fair value accounting rules, net of related tax effect	(2,092)	(3,213)	(3,847)	(5,334)

Pro forma net income	$25,035	$22,022	$41,263	$41,217

Net income per share:
As reported:
Basic	$1.17	$1.03	$1.97	$1.92
Diluted	$1.14	$.99	$1.91	$1.84

Pro forma:
Basic	$1.08	$.87	$1.80	$1.63
Diluted	$1.06	$.85	$1.77	$1.60
The fair value of each option or share to be issued is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for grants in the three months ended June 30, 2005 are: dividend yield of 0%, expected volatility of 28%, and risk-free interest rates of 3.8% for options with expected lives of three years (officers of the Company), 3.7% for options with expected lives of three and one-half years (all other employees of the Company except physicians), and 3.6% for options with expected lives of four years (physicians of the Company). The weighted average assumptions used for grants in the three months ended June 30, 2004 are: dividend yield of 0%, expected volatility of 53%, and a risk-free interest rate of 3.1% for options with expected lives of three years (officers of the Company) and 3.0% for options with an expected life of three and one-half years (all other employees of the Company). No options with expected lives of four years (physicians of the Company) were granted in the three months ended June 30, 2004. The weighted average assumptions for grants in the six months ended June 30, 2005 are: dividend yield of 0%, expected volatility of 28%, and risk-free interest rates of 3.7% for options with expected lives of three years (officers of the Company), 3.6% for options with expected lives of four years (physicians of the Company), and 3.7% for options with expected lives of three and one-half years (all other employees of the Company). The weighted average assumptions for grants in the six months ended June 30, 2004 are: dividend yield of 0%, expected volatility of 53%, and risk-free interest rates of 2.9% for options with expected lives of three years (officers of the Company), 2.6% for options with expected lives of four years (physicians of the Company), and 2.2% for options with expected lives of three and one-half years (all other employees of the Company).

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

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
2.	Summary of Significant Accounting Policies, Continued:

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

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“FAS 154”), “Accounting Changes and Error Corrections.” FAS 154 replaces APB Opinion No. 20, “Accounting Changes” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and that the correction of errors in previously issued financial statements be termed a restatement. FAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a material impact on the Company’s consolidated financial statements.

3.	Business Acquisitions:

The Company completed the acquisition of nine physician group practices during the six months ended June 30, 2005. Total consideration and related costs for the acquired practices was approximately $65.9 million in cash. The Company may be required to pay additional contingent consideration of up to $5.0 million under the contract provisions of certain of these acquisitions. In connection with these acquisitions, the Company recorded goodwill of approximately $65.0 million, other identifiable intangible assets consisting of physician and hospital agreements of approximately $1.7 million, and liabilities of $750,000. The goodwill of approximately $65.0 million which is related to these acquisitions is deductible for tax purposes and represents the only change in the carrying amount of goodwill for the six month period ended June 30, 2005. The results of operations of the acquired practices have been included in the Company’s condensed consolidated financial statements from their respective dates of acquisition.

The following unaudited pro forma information combines the consolidated results of operations of the Company and the physician group practice operations acquired during 2004 and 2005 as if the transactions had occurred at the beginning of the respective periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands, except for per share data)		(in thousands, except for per share data)
Net patient service revenue	$174,429	$162,418	$341,591	$323,701
Net income	$27,279	$27,190	$45,975	$50,514
Net income per share:
Basic	$1.18	$1.11	$2.01	$2.08
Diluted	$1.15	$1.07	$1.94	$2.00
The pro-forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
4.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2005	2004
	(in thousands)
Accounts payable	$10,832	$13,353
Accrued salaries and bonuses	39,305	62,004
Accrued payroll taxes and benefits	11,432	10,542
Accrued professional liability risks	34,714	31,983
Other accrued expenses	19,791	11,109

	$116,074	$128,991

5.	Shareholders’ Equity:

The Company’s changes in shareholders’ equity for the six months ended June 30, 2005 are as follows (in thousands):

	Common Stock
			Additional		Total
	Number of		Paid-in	Retained	Shareholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2004	22,526	$225	$370,847	$199,959	$571,031

Net income	—	—	—	45,110	45,110

Common stock issued under employee stock option and stock purchase plans	741	8	25,283	—	25,291

Tax benefit related to employee stock options and stock purchase plans	—	—	9,916	—	9,916

Balance at June 30, 2005	23,267	$233	$406,046	$245,069	$651,348

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
6.	Net Income Per Share:

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

The calculations of basic and diluted net income per share for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands, except for per share data)
Basic:
Net income applicable to common stock	$27,127	$25,235	$45,110	$46,551

Weighted average number of common shares outstanding	23,116	24,476	22,906	24,277

Basic net income per share	$1.17	$1.03	$1.97	$1.92

Diluted:
Net income applicable to common stock	$27,127	$25,235	$45,110	$46,551

Weighted average number of common shares outstanding	23,116	24,476	22,906	24,277

Weighted average number of dilutive common stock equivalents	706	981	737	1,001

Weighted average number of common and common equivalent shares outstanding	23,822	25,457	23,643	25,278

Diluted net income per share	$1.14	$.99	$1.91	$1.84

For the three months ended June 30, 2005 and 2004, the Company had approximately 38,000 and 7,000 outstanding employee stock options, respectively, that have been excluded from the computation of diluted earnings per share because they are anti-dilutive. For the six months ended June 30, 2005 and 2004, the Company had approximately 88,000 and 12,000 outstanding employee stock options, respectively, that have been excluded from the computation of diluted earnings per share because they are anti-dilutive.

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

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
7.	Contingencies, Continued:

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

In July 2005, the Company was informed by the United States Attorney’s Office that the federal Medicaid investigation was initiated as a result of a complaint filed under seal by a third party, known as “qui tam” or “whistleblower” complaint, under the federal False Claims Act which permits private individuals to bring confidential actions on behalf of the government. Because the qui tam complaint is under seal, the Company has not been able to review it; however, the Company has been informed by the United States Attorney’s Office that its civil investigation encompasses all matters raised by the complaint.

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

In November 2003, the Company’s maternal-fetal practice in Las Vegas, Nevada was served with a search warrant by the State of Nevada. The warrant requested information concerning Medicaid billings for maternal-fetal care provided by the Company in that state. In June 2005, the Company settled all matters relating to the warrant by making a nominal payment to the State of Nevada. In connection with the settlement, the Company obtained a release from all claims relating to these matters.

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

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
8.	Subsequent Events:

Since June 30, 2005, the Company has completed the acquisition of one physician group practice. Total consideration paid for this acquired practice was approximately $4.8 million in cash.

On July 14, 2005, the Compensation Committee of the Board of Directors of the Company approved the award of approximately 339,000 shares of restricted stock to key employees under the Company’s 2004 Incentive Compensation Plan. The shares awarded are subject to certain vesting requirements.

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
     During the six months ended June 30, 2005 and 2004, we completed the acquisition of nine and seven physician group practices, respectively. Our results of operations for the three and six months ended June 30, 2005 and 2004 include the results of operations for the physician practice groups from their respective dates of acquisition, and therefore are not comparable in some material respects.
Results of Operations
          Three Months Ended June 30, 2005 as Compared to Three Months Ended June 30, 2004
     Our net patient service revenue increased $21.6 million, or 14.2%, to $173.8 million for the three months ended June 30, 2005, as compared to $152.2 million for the same period in 2004. Of this $21.6 million increase, $9.4 million, or 43.5%, was primarily attributable to revenue generated from acquisitions completed during 2004 and 2005. Same-unit net patient service revenue increased $12.2 million, or 8.3%, for the three months ended June 30, 2005. The net increase in same-unit net patient service revenue was primarily the result of: (i) increased revenue of approximately $5.9 million from a 5.6% increase in neonatal intensive care unit patient days; (ii) increased revenue of approximately $5.0 million from volume growth in maternal-fetal services, metabolic screening services and other services, including hearing screens and newborn nursery services provided by existing practices; and (iii) increased revenue of approximately $1.0 million related to hospital contract administrative fees due to expanded services in existing practices. Same unit revenue related to pricing was essentially flat due to a decline in revenue caused by a greater percentage of our patients being enrolled in government sponsored programs offset by improved managed care contracting and the flow through of revenue from modest price increases. Payments received from government-sponsored programs are substantially less than payments received from commercial insurance payors. This shift in our payor mix resulted in an increase in our estimated provision for contractual adjustments and uncollectibles for the three months ended June 30, 2005 as compared to the same period in 2004. Same units are those units at which we provided services for the entire current period and the entire comparable period.
     Practice salaries and benefits increased $14.3 million, or 17.0%, to $98.2 million for the three months ended June 30, 2005, as compared to $83.9 million for the same period in 2004. The increase was primarily attributable to: (i) costs associated with new physicians and other staff of $9.9 million to support acquisition-related growth and volume growth at existing units; and (ii) an increase in incentive compensation of $4.4 million as a result of same unit growth and operational improvements at the physician practice level.
     Practice supplies and other operating expenses increased $884,000, or 14.8%, to $6.8 million for the three months ended June 30, 2005, as compared with $6.0 million for the same period in 2004. The increase was primarily attributable to professional fees, maintenance costs and supply costs to support new and existing physician practices and our metabolic screening laboratory.
     General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $2.7 million, or 14.0%, to $22.3 million for the three months ended June 30, 2005, as compared to $19.6 million for the same period in 2004. This $2.7 million increase was primarily due to salaries and benefits and other general and administrative expenses related to the continued growth of the Company. As a percentage of revenue, general and administrative expenses were 12.9% for the three months ended June 30, 2005 and 2004.
     Depreciation and amortization expense increased by $192,000, or 8.2%, to $2.5 million for the three months ended June 30, 2005, as compared to $2.3 million for the same period in 2004. This increase was primarily attributable to amortization of identifiable intangible assets related to our acquisitions.
     Income from operations increased $3.5 million, or 8.6%, to $43.9 million for the three months ended June 30, 2005, as compared with $40.4 million for the same period in 2004. Our operating margin decreased to 25.3% for the three months ended June 30, 2005, as compared to 26.5% for the same period in 2004. The decrease in our operating margin is primarily attributable to: (i) the shift in reimbursement for our services from commercial insurance payors to government-sponsored insurance payors beginning in the third quarter of 2004, and (ii) an increase in practice salaries and benefits as a percentage of revenue.
     We recorded net interest expense of $647,000 for the three months ended June 30, 2005, as compared with net interest expense of $188,000 for the same period in 2004. The increase in net interest expense is primarily due to increased borrowings under our $225 million revolving line of credit (“Line of Credit”) to fund acquisitions made since the third quarter of 2004 and to repurchase shares of our common stock during the fourth quarter of 2004. Interest expense for the three months ended June 30, 2005 consisted primarily of interest charges, commitment fees and amortized debt costs associated with our Line of Credit.
     Our effective income tax rate was 37.25% for the three months ended June 30, 2005 and 2004.
     Net income increased to $27.1 million for the three months ended June 30, 2005, as compared to $25.2 million for the same period in 2004.
     Diluted net income per common and common equivalent share was $1.14 on weighted average shares of 23.8 million for the three months ended June 30, 2005, as compared to $.99 on weighted average shares of 25.5 million for the same period in 2004. The net decrease in weighted average shares outstanding was primarily due to the impact of shares repurchased during 2004 offset in part by the exercise of employee stock options and the issuance of shares under our employee stock purchase plan.
          Six Months Ended June 30, 2005 as Compared to Six Months Ended June 30, 2004
     Our net patient service revenue increased $37.6 million, or 12.5%, to $337.9 million for the six months ended June 30, 2005, as compared to $300.3 million for the same period in 2004. Of this $37.6 million increase, $19.4 million, or 51.6%, was primarily attributable to revenue generated from acquisitions completed during 2004 and 2005. Same-unit net patient service revenue increased $18.2 million, or 6.2%, for the six months ended June 30, 2005. The net increase in same-unit net patient service revenue was primarily the result of: (i) increased revenue of approximately $9.9 million from a 4.8% increase in neonatal intensive care unit patient days; (ii) increased revenue of approximately $8.1 million from volume growth in maternal-fetal services, metabolic screening services and other services, including hearing screens and newborn nursery services provided by existing practices; (iii) increased revenue of approximately $1.6 million related to hospital contract administrative fees due to expanded services in existing practices; and (iv) a net decrease in revenue of approximately $1.4 million due to a decline in revenue caused by a greater percentage of our patients being enrolled in government sponsored programs partially offset by improved managed care contracting and the flow through of revenue from modest price increases. Payments received from government-sponsored programs are substantially less than payments received from commercial insurance payors. This shift in our payor mix resulted in an increase in our estimated provision for contractual adjustments and uncollectibles for the six months ended June 30, 2005 as compared to the same period in 2004. Same units are those units at which we provided services for the entire current period and the entire comparable period.
     Practice salaries and benefits increased $25.6 million, or 15.0%, to $196.0 million for the six months ended June 30, 2005, as compared to $170.4 million for the same period in 2004. The increase was primarily attributable to: (i) costs associated with new physicians and other staff of $20.3 million to support acquisition-related growth and volume growth at existing units; and (ii) an increase in incentive compensation of $5.3 million as a result of same unit growth and operational improvements at the physician practice level.
     Practice supplies and other operating expenses increased $1.8 million, or 15.8%, to $13.1 million for the six months ended June 30, 2005, as compared with $11.3 million for the same period in 2004. The increase was primarily attributable to professional fees, maintenance costs and supply costs to support new and existing physician practices and our metabolic screening laboratory.
     General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $11.0 million, or 27.9%, to $50.5 million for the six months ended June 30, 2005, as compared to $39.5 million for the same period in 2004. This $11.0 million increase is due to: (i) a $6.0 million increase in our estimated liability reserves as a result of a settlement offer we made in connection with our pending national Medicaid and TRICARE investigation, and (ii) a $5.0 million increase in salaries and benefits and other general and administrative expenses associated with the continued growth of the Company. As a percentage of revenue, general and administrative expenses were 14.9% for the six months ended June 30, 2005, as compared to 13.1% for the same period in 2004. The increase in general and administrative expenses as a percentage of revenue is primarily attributable to the $6.0 million increase in our estimated liability reserves related to our pending national Medicaid and TRICARE investigation.
     Depreciation and amortization expense increased by $476,000, or 10.1%, to $5.2 million for the six months ended June 30, 2005, as compared to $4.7 million for the same period in 2004. This increase was primarily attributable to amortization of identifiable intangible assets related to our acquisitions.
     Income from operations decreased $1.3 million, or 1.7%, to $73.2 million for the six months ended June 30, 2005, as compared with $74.5 million for the same period in 2004. Our operating margin decreased to 21.7% for the six months ended June 30, 2005, as compared to 24.8% for the same period in 2004. The decrease in our operating margin is primarily attributable to the $6.0 million adjustment related to the settlement offer we made in connection with our pending national Medicaid and TRICARE investigation.
     We recorded net interest expense of $1.3 million for the six months ended June 30, 2005, as compared with net interest expense of $298,000 for the same period in 2004. The increase in net interest expense is primarily due to increased borrowings under our Line of Credit to fund acquisitions made since the third quarter of 2004 and to repurchase shares of our common stock during the fourth quarter of 2004. Interest expense for the six months ended June 30, 2005 consisted primarily of interest charges, commitment fees and amortized debt costs associated with our Line of Credit.
     Our effective income tax rate was 37.25% for the six months ended June 30, 2005 and 2004.
     Net income decreased to $45.1 million for the six months ended June 30, 2005, as compared to $46.6 million for the same period in 2004. This $1.5 million decline in net income includes the $3.8 million after-tax impact of the adjustment related to the settlement offer we made in connection with our pending national Medicaid and TRICARE investigation.
     Diluted net income per common and common equivalent share was $1.91 on weighted average shares of 23.6 million for the six months ended June 30, 2005, as compared to $1.84 on weighted average shares of 25.3 million for the same period in 2004. Diluted net income per common and common equivalent share of $1.91 for the six months ended June 30, 2005 includes the impact of the adjustment related to the settlement of our pending national Medicaid and TRICARE investigation. The net decrease in weighted average shares outstanding was primarily due to the impact of shares repurchased during 2004 offset in part by the exercise of employee stock options and the issuance of shares under our employee stock purchase plan.
Liquidity and Capital Resources
     As of June 30, 2005, we had approximately $5.6 million of cash and cash equivalents on hand as compared to $7.0 million at December 31, 2004. In addition, we had working capital of approximately $29.2 million at June 30, 2005, an increase of $8.0 million from working capital of $21.2 million at December 31, 2004.
     Our net cash provided from operating activities was $53.9 million for the six months ended June 30, 2005, as compared to net cash provided from operating activities of $33.3 million for the same period in 2004. The improvement in our cash flow from operations for the six months ended June 30, 2005 is primarily due to changes in our working capital components. For the six months ended June 30, 2005, our significant working capital component changes are related to accounts receivable, accounts payable and accrued expenses, and income taxes payable.
     During the six months ended June 30, 2005, accounts receivable decreased by $2.0 million due to increased cash collections. Our days sales outstanding, or DSO, for accounts receivable at June 30, 2005 was 55.4 days, a decrease from 61.6 days at December 31, 2004. During the same period, we experienced a net decrease in cash flow from operating activities related to accounts payable and accrued expenses of $13.7 million primarily due to our annual physician incentive compensation payments. In addition, we realized an increase in income taxes payable which increased our cash flow from operating activities by $10.5 million. This increase in cash flow reflects the timing of our tax payments.
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
     During the six months ended June 30, 2005, our net cash flows provided from financing activities consisted primarily of proceeds from the exercise of employee stock options partially offset by repayments on our Line of Credit.
     On March 11, 2005, we exercised an option under our Line of Credit to increase the aggregate commitments thereunder from $150 million to $225 million. Our Line of Credit matures in July 2009 and includes a $25 million subfacility for the issuance of letters of credit. At our option, the Line of Credit bears interest at (i) the base rate (defined as the higher of the Federal Funds Rate plus .5% or the Bank of America prime rate) or (ii) the Eurodollar rate plus an applicable margin rate ranging from .75% to 1.75% based on our consolidated leverage ratio. Our Line of Credit is collateralized by substantially all of our assets. We are subject to certain covenants and restrictions specified in the Line of Credit, including covenants that require us to maintain a minimum level of net worth and that restrict us from paying dividends and making certain other distributions as specified therein. Failure to comply with these covenants and restrictions would constitute an event of default under the Line of Credit, notwithstanding our ability to meet our debt service obligations. Our Line of Credit includes various customary remedies for our lenders following an event of default. At June 30, 2005, we were in compliance with the financial covenants and other restrictions applicable to us under the Line of Credit. At June 30, 2005, we had an outstanding principal balance of $45.2 million under our Line of Credit and outstanding letters of credit of $16.0 million, which reduced the amount available on our Line of Credit.
     The exercise of employee stock options generated cash proceeds of $25.3 million during the six months ended June 30, 2005, as compared to $23.3 million for the same period in 2004. Since stock option exercises are dependent on several factors, including the market price of our common stock, we cannot predict the timing and amount of any proceeds from future exercises.
     During the six months ended June 30, 2005, cash generated from our operating and financing activities along with cash on hand and amounts borrowed under our Line of Credit were primarily used to fund the acquisition of nine physician group practices for $65.9 million and to fund capital expenditures in the amount of $4.2 million. Our capital expenditures were for computer and office equipment, software, furniture and other improvements at our corporate and regional offices.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Our Line of Credit and an aircraft operating lease agreement are subject to market risk and interest rate changes. The line of credit bears interest at our option at (i) the base rate (defined as the higher of the Federal Funds Rate plus .5% or the Bank of America prime rate) or (ii) the Eurodollar rate plus an applicable margin rate ranging from .75% to 1.75% based on our consolidated leverage ratio. The aircraft operating lease bears interest at a LIBOR-based variable rate. The outstanding principal balance under our Line of Credit was $45.2 million at June 30, 2005. The outstanding balance related to the aircraft operating lease totaled approximately $4.7 million at June 30, 2005. Considering the total outstanding balances under these instruments at June 30, 2005 of approximately $49.9 million, a 1% change in interest rates would result in an impact to income before income taxes of approximately $499,000 per year.
Item 4. Controls and Procedures.
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2005.
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
     In July 2005, we were informed by the United States Attorney’s Office that the federal Medicaid investigation was initiated as a result of a complaint filed under seal by a third party, known as “qui tam” or “whistleblower” complaint, under the federal False Claims Act which permits private individuals to bring confidential actions on behalf of the government. Because the qui tam complaint is under seal, we have not been able to review it; however, we have been informed by the United States Attorney’s Office that its civil investigation encompasses all matters raised by the complaint.
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
     In November 2003, our maternal-fetal practice in Las Vegas, Nevada was served with a search warrant by the State of Nevada. The warrant requested information concerning Medicaid billings for maternal-fetal care provided by us in that state. In June 2005, we settled all matters relating to the warrant by making a nominal payment to the State of Nevada. In connection with the settlement, we obtained a release from all claims relating to these matters.
     Currently, we cannot predict the timing or outcome of any of these pending investigations and inquiries and whether they will have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or the trading price of our common stock.
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

PEDIATRIX MEDICAL GROUP, INC.
PART II — OTHER INFORMATION — (Continued)
Item 4. Submission of Matters to a Vote of Security-Holders.
At the Company’s Annual Meeting of Shareholders on May 6, 2005, the shareholders voted on and elected the following directors:

				Broker
Name	For	Withheld	Abstained	Non-Vote
Cesar L. Alvarez	14,647,664	6,783,847	0	0

Waldemar A. Carlo, M.D.	14,739,160	6,692,351	0	0

Michael B. Fernandez	14,253,086	7,178,425	0	0

Roger K. Freeman, M.D.	14,274,386	7,157,125	0	0

Paul G. Gabos	15,337,612	6,093,899	0	0

Roger J. Medel, M.D.	15,349,201	6,082,310	0	0

Lawrence M. Mullen	14,324,571	7,106,940	0	0

Enrique J. Sosa, Ph.D	21,133,614	297,897	0	0

PEDIATRIX MEDICAL GROUP, INC.
PART II — OTHER INFORMATION — (Continued)
Item 6. Exhibits.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEDIATRIX MEDICAL GROUP, INC.
Date: August 3, 2005	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D., Chief Executive Officer
(principal executive officer)

Date: August 3, 2005	By:	/s/ Karl B. Wagner
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