Form 10-Q
period 2005-09-30
PEDIATRIX MEDICAL GROUP INC
filed 2005-11-08
CIK 893949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
Shares of Common Stock outstanding as of November 3, 2005: 24,702,101.

PEDIATRIX MEDICAL GROUP, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
PEDIATRIX MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2005	December 31,
	(Unaudited)	2004
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,778	$7,011
Short-term investments	11,895	9,961
Accounts receivable, net	109,874	107,860
Prepaid expenses	4,754	4,766
Deferred income taxes	23,327	20,166
Other assets	1,709	2,470

Total current assets	156,337	152,234
Investments	3,031	—
Property and equipment, net	27,116	26,621
Goodwill	674,052	588,874
Other assets, net	23,696	21,160

Total assets	$884,232	$788,889

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$135,213	$128,991
Current portion of long-term debt and capital lease obligations	911	619
Income taxes payable	11,130	1,444

Total current liabilities	147,254	131,054
Line of credit	—	54,000
Long-term debt and capital lease obligations	666	693
Deferred income taxes	28,814	24,052
Deferred compensation	9,787	8,059

Total liabilities	186,521	217,858

Commitments and contingencies

Shareholders’ equity:
Preferred stock; par value $.01 per share; 1,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share; 50,000 shares authorized; 23,902 and 22,526 shares issued and outstanding, respectively	239	225
Additional paid-in capital	445,545	370,847
Unearned compensation	(21,199)	—
Retained earnings	273,126	199,959

Total shareholders’ equity	697,711	571,031

Total liabilities and shareholders’ equity	$884,232	$788,889

The accompanying notes are an integral part of
these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except for per share data)
Net patient service revenue	$178,099	$158,333	$516,005	$458,636

Operating expenses:
Practice salaries and benefits	99,062	88,592	295,022	258,947
Practice supplies and other operating expenses	7,015	5,895	20,109	17,206
General and administrative expenses	24,870	20,002	75,348	59,455
Depreciation and amortization	2,339	2,298	7,515	6,999

Total operating expenses	133,286	116,787	397,994	342,607

Income from operations	44,813	41,546	118,011	116,029
Investment income	267	96	643	354
Interest expense	(367)	(298)	(2,053)	(854)

Income before income taxes	44,713	41,344	116,601	115,529
Income tax provision	16,656	15,401	43,434	43,035

Net income	$28,057	$25,943	$73,167	$72,494

Per share data:
Net income per common and common equivalent share:

Basic	$1.20	$1.08	$3.17	$3.00

Diluted	$1.16	$1.04	$3.07	$2.88

Weighted average shares used in computing net income per common and common equivalent share:

Basic	23,438	24,043	23,085	24,199

Diluted	24,089	24,980	23,801	25,176

The accompanying notes are an integral part of
these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock
			Additional			Total
	Number of		Paid-in	Unearned	Retained	Shareholders’
	Shares	Amount	Capital	Compensation	Earnings	Equity
			(in thousands)
Balance at December 31, 2004	22,526	$225	$370,847	$—	$199,959	$571,031

Net income	—	—	—	—	73,167	73,167
Common stock issued under employee stock option and stock purchase plans	1,037	11	34,154	—	—	34,165
Issuance of restricted stock	339	3	25,939	(25,942)	—	—
Equity-based compensation expense	—	—	—	4,730	—	4,730
Forfeitures of restricted stock	—	—	(13)	13	—	—
Tax benefit related to employee stock option and stock purchase plans	—	—	14,618	—	—	14,618

Balance at September 30, 2005	23,902	$239	$445,545	$(21,199)	$273,126	$697,711

The accompanying notes are an integral part of
these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$73,167	$72,494
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	7,515	6,999
Equity-based compensation expense	4,730	—
Deferred income taxes	718	7,167
Gain on sale of assets	—	(197)
Changes in assets and liabilities:
Accounts receivable	(2,014)	(14,187)
Prepaid expenses and other assets	773	(1,315)
Other assets	(822)	91
Accounts payable and accrued expenses	6,222	(785)
Income taxes payable	24,304	10,069

Net cash provided from operating activities	114,593	80,336

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(85,720)	(41,687)
Purchase of investments	(15,465)	—
Maturities of investments	10,500	—
Purchase of property and equipment	(5,572)	(5,227)
Proceeds from sale of assets	—	1,100

Net cash used in investing activities	(96,257)	(45,814)

Cash flows from financing activities:
Payments on line of credit, net	(54,000)	—
Payments on long-term debt and capital lease obligations	(562)	(607)
Payments to refinance line of credit	(172)	(890)
Proceeds from issuance of common stock	34,165	27,264
Repurchases of common stock	—	(57,278)

Net cash used in financing activities	(20,569)	(31,511)

Net (decrease) increase in cash and cash equivalents	(2,233)	3,011
Cash and cash equivalents at beginning of period	7,011	27,896

Cash and cash equivalents at end of period	$4,778	$30,907

The accompanying notes are an integral part of
these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
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
Stock Incentive Plans
The Company awards stock options and restricted stock to key employees under its stock-based compensation plans. As permitted under Statement of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation,” the Company accounts for stock-based compensation to employees using the intrinsic value method prescribed by APB Opinion No. 25 (“APB 25”). In accordance with the intrinsic value method, no compensation expense for stock options issued to employees is reflected in the condensed consolidated statements of income, because the market value of the Company’s stock equals the exercise price on the day options are granted. To the extent the Company realizes an income tax benefit from the exercise of certain stock options, this benefit results in a decrease in current income taxes payable and an increase in additional paid-in capital.
Compensation cost related to restricted stock awards is based on the number of shares awarded and the quoted market price of the Company’s common stock on the date of award in accordance with the intrinsic value method. The Company’s reported net income in the condensed consolidated statements of income includes the impact of compensation expense related to restricted stock awards. See footnote 6 to the condensed consolidated financial statements for more information on the Company’s restricted stock awards.
Had compensation expense been determined based on the fair value accounting provisions of FAS 123, the Company’s net income and net income per share would have been reduced to the pro forma amounts below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(in thousands, except per share data)
Net income, as reported	$28,057	$25,943	$73,167	$72,494
Deduct: Total stock-based employee compensation expense determined under fair value accounting rules in excess of amounts recorded for restricted stock, net of related tax effect	(1,140)	(3,280)	(5,004)	(8,620)

Pro forma net income	$26,917	$22,663	$68,163	$63,874

Net income per share:

As reported:
Basic	$1.20	$1.08	$3.17	$3.00
Diluted	$1.16	$1.04	$3.07	$2.88

Pro forma:
Basic	$1.15	$.91	$2.95	$2.54
Diluted	$1.13	$.89	$2.90	$2.48

The fair value of each option or share to be issued is estimated on the date of grant using the Black-Scholes option-pricing model. The Company did not grant any options in the three months ended September 30, 2005. The weighted average assumptions used for grants in the three months ended September 30, 2004 are: dividend yield of 0%, expected volatility of 46%, and a risk-free interest rate of 3.7% for options with expected lives of three and one-half years (all employees of the Company except officers and physicians). No options with expected lives of three years (officers of the Company) and four years (physicians of the Company) were granted in the three months ended September 30, 2004. The weighted average assumptions for grants in the nine months ended September 30, 2005 are: dividend yield of 0%, expected volatility of 27%, and risk-free interest rates of 3.7% for options with expected lives of three years (officers of the Company), 3.6% for options with expected lives of four years (physicians of the Company), and 3.7% for options with expected lives of three and one-half years (all other employees of the Company). The weighted average assumptions for grants in the nine months ended September 30, 2004 are: dividend yield of 0%, expected volatility of 46%, and risk-free interest rates of 2.9% for options with expected lives of three years (officers of the Company), 2.6% for options with expected lives of four years (physicians of the Company), and 2.4% for options with expected lives of three and one-half years (all other employees of the Company).
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
The Company acquired 12 physician group practices during the nine months ended September 30, 2005. Total consideration and related costs for the acquired practices was approximately $85.7 million in cash. The Company may be required to pay additional contingent consideration of up to $10.0 million in cash under certain contract provisions relating to these acquisitions. In connection with these acquisitions, the Company recorded goodwill of approximately $85.2 million, other identifiable intangible assets consisting of physician and hospital agreements of approximately $2.1 million, and liabilities of $1.6 million. The goodwill related to these acquisitions is deductible for tax purposes and represents the only change in the carrying amount of goodwill for the nine month period ended September 30, 2005. The results of operations of the acquired practices have been included in the Company’s condensed consolidated financial statements from their respective dates of acquisition.
The following unaudited pro forma information combines the consolidated results of operations of the Company and the physician group practice operations acquired during 2004 and 2005 as if the transactions had occurred at the beginning of the respective periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except for		(in thousands, except for
	per share data)		per share data)
Net patient service revenue	$179,447	$169,312	$526,525	$497,860
Net income	$28,348	$28,107	$75,439	$79,052

Net income per share:
Basic	$1.21	$1.17	$3.27	$3.27
Diluted	$1.18	$1.13	$3.17	$3.14

The pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of future results of the combined operations.
4.	Investments:
Investments consist of held-to-maturity securities issued primarily by the U.S. Treasury, other U.S. Government corporations and agencies, and states of the United States. The Company has the positive intent and ability to hold its investments to maturity, and therefore carries such investments at amortized cost in accordance with the provisions of Financial Accounting Standards No. 115 (“FAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” At September 30, 2005, the Company’s investments consisted of short-term investments with remaining maturities of less than one year and long-term investments with maturities of one to three years as follows:

	Short-Term	Long-Term
	(in thousands)
U.S. Treasury Securities	$8,944	$—
Federal Home Loan Securities	1,972	1,505
Municipal Debt Securities	—	1,526
Commercial Paper	493	—
Federal Farm Credit Bank Discount Note	486	—

	$11,895	$3,031

5.	Accounts Payable and Accrued Expenses:
Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2005	2004
	(in thousands)
Accounts payable	$10,872	$13,353
Accrued salaries and bonuses	54,657	62,004
Accrued payroll taxes and benefits	13,855	10,542
Accrued professional liability risks	36,842	31,983
Other accrued expenses	18,987	11,109

	$135,213	$128,991

6.	Restricted Stock:
On July 14, 2005, the Compensation Committee of the Board of Directors of the Company awarded approximately 339,000 shares of restricted stock to key employees under the Company’s 2004 Incentive Compensation Plan. The Company records its restricted stock awards as unearned compensation as reflected in the condensed consolidated statement of shareholders’ equity and recognizes compensation expense ratably over the corresponding vesting periods. The Company’s restricted stock awards generally vest over periods of 3 years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions.

The Company recorded unearned compensation of $25.9 million on the date of its restricted stock awards and recognized $4.7 million of equity-based compensation expense during the three months ended September 30, 2005. The after-tax impact of equity-based compensation expense on net income was $3.0 million for the three months ended September 30, 2005.
7.	Net Income Per Share:
Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common and potential common shares outstanding during the applicable period. Potential common shares consist of the dilutive effect of outstanding options and equity-based compensation calculated using the treasury stock method.
The calculations of basic and diluted net income per share for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except for per share data)
Basic:
Net income applicable to common stock	$28,057	$25,943	$73,167	$72,494

Weighted average number of common shares outstanding	23,438	24,043	23,085	24,199

Basic net income per share	$1.20	$1.08	$3.17	$3.00

Diluted:
Net income applicable to common stock	$28,057	$25,943	$73,167	$72,494

Weighted average number of common shares outstanding	23,438	24,043	23,085	24,199
Weighted average number of dilutive common stock equivalents	651	937	716	977

Weighted average number of common and common equivalent shares outstanding	24,089	24,980	23,801	25,176

Diluted net income per share	$1.16	$1.04	$3.07	$2.88

For the three months ended September 30, 2005, the Company had approximately 286,000 outstanding shares of unvested restricted stock that were excluded from the computation of diluted earnings per share because they were anti-dilutive. For the three months ended September 30, 2004, the Company had approximately 50,000 outstanding employee stock options that were excluded from the computation of diluted earnings per share because they were anti-dilutive. For the nine months ended September 30, 2005, the Company had approximately 339,000 outstanding shares of unvested restricted stock and approximately 38,000 outstanding employee stock options that were excluded from the computation of diluted earnings per share because they were anti-dilutive. For the nine months ended September 30, 2004, the Company had approximately 59,500 outstanding employee stock options that were excluded from the computation of diluted earnings per share because they were anti-dilutive.
8.	Contingencies:
In June 2002, the Company received a written request from the Federal Trade Commission (the “FTC”) to submit information on a voluntary basis in connection with an investigation of issues of competition related to its May 2001 acquisition of Magella Healthcare Corporation and its business practices generally. In February 2003, the Company received additional information requests from the FTC in the form of a Subpoena and Civil Investigative Demand. Pursuant to these requests, the Company produced documents and information relating to the acquisition and its business practices in certain markets. The Company has also provided on a voluntary basis additional information and testimony on issues related to the investigation. At this time, the investigation remains active and ongoing and the Company is cooperating fully with the FTC.
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
Since September 30, 2005, the Company completed the acquisition of a physician group practice for approximately $6.0 million in cash.
On November 2, 2005, the Company announced that its Board of Directors authorized a share repurchase program that allows the Company to repurchase up to $50.0 million of its common stock. The program allows the Company to make open market purchases of its shares from time to time subject to price, market and economic conditions and trading restrictions.

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
     During the nine months ended September 30, 2005 and 2004, we completed the acquisition of twelve and eight physician group practices, respectively. Our results of operations for the three and nine months ended September 30, 2005 and 2004 include the results of operations for these physician group practices from their respective dates of acquisition, and therefore are not comparable in some material respects.
     On July 14, 2005, our Board of Directors awarded shares of restricted stock to key employees under the Company’s 2004 Incentive Compensation Plan. Thus, for the three and nine months ended September 30, 2005, we incurred equity-based compensation expense as discussed in Note 6 of the Notes to the Condensed Consolidated Financial Statements. In prior periods, stock option awards, which did not require us to recognize equity-based compensation expense in our condensed consolidated statements of income, were the only form of equity-based compensation utilized by our Board. Accordingly, our results of operations for the three and nine month periods ended September 30, 2004 do not reflect any equity-based compensation expense.
Results of Operations
          Three Months Ended September 30, 2005 as Compared to Three Months Ended September 30, 2004
     Our net patient service revenue increased $19.8 million, or 12.5%, to $178.1 million for the three months ended September 30, 2005, as compared to $158.3 million for the same period in 2004. Of this $19.8 million increase, $12.2 million, or 61.6%, was attributable to revenue generated from acquisitions completed after June 30, 2004. Same-unit net patient service revenue increased $7.6 million, or 4.9%, for the three months ended September 30, 2005. The net increase in same-unit net patient service revenue was primarily the result of: (i) increased revenue of approximately $4.4 million from a 4.0% increase in neonatal intensive care unit patient days; (ii) increased revenue of approximately $3.5 million from volume growth in maternal-fetal, metabolic screening and other services, including hearing screens and newborn nursery services provided by existing practices; (iii) increased revenue of approximately $470,000 related to hospital contract administrative fees due to expanded services in existing practices; and (iv) a net decrease in revenue of approximately $770,000 due to a decline in revenue caused by a greater percentage of our patients being enrolled in government sponsored programs partially offset by improved managed care contracting and the flow through of revenue from modest price increases. Payments received from government-sponsored programs are substantially less than payments received from commercial insurance payors for equivalent services. This modest shift in our payor mix resulted in an increase in our estimated provision for contractual adjustments and uncollectibles for the three months ended September 30, 2005 as compared to the same period in 2004. Same units are those units at which we provided services for the entire current period and the entire comparable period.
     Practice salaries and benefits increased $10.5 million, or 11.8%, to $99.1 million for the three months ended September 30, 2005, as compared to $88.6 million for the same period in 2004. The increase was primarily attributable to: (i) costs associated with new physicians and other staff of $7.2 million to support acquisition-related growth and volume growth at existing units; (ii) an increase in incentive compensation of $2.3 million as a result of same unit growth and operational improvements at the physician practice level; and (iii) equity-based compensation of $1.0 million related to awards of restricted stock.

     Practice supplies and other operating expenses increased $1.1 million, or 19.0%, to $7.0 million for the three months ended September 30, 2005, as compared with $5.9 million for the same period in 2004. The increase was primarily attributable to additional professional fees, maintenance costs and supply costs to support new and existing physician practices.
     General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $4.9 million, or 24.3%, to $24.9 million for the three months ended September 30, 2005, as compared to $20.0 million for the same period in 2004. This $4.9 million increase was primarily due to: (i) equity-based compensation of $3.7 million related to awards of restricted stock and (ii) a $1.2 million increase in salaries and benefits and other general and administrative expenses related to the continued growth of the Company.
     Depreciation and amortization expense increased by approximately $40,000, or 1.8%, to $2,340,000 for the three months ended September 30, 2005, as compared to $2,300,000 for the same period in 2004. This increase was primarily attributable to amortization of identifiable intangible assets related to our acquisitions.
     Income from operations increased $3.3 million, or 7.9%, to $44.8 million for the three months ended September 30, 2005, as compared with $41.5 million for the same period in 2004. Our operating margin decreased to 25.2% for the three months ended September 30, 2005, as compared to 26.2% for the same period in 2004. This net decline in our operating margin of 1.0% is attributable to a 2.7% decrease in operating margin due to equity-based compensation of $4.7 million related to awards of restricted stock offset by improvements in operating margin of approximately 1.7% related to improved management of general and administrative expenses and a decrease in practice salaries and benefits as a percentage of revenue.
     We recorded net interest expense of $100,000 for the three months ended September 30, 2005, as compared with net interest expense of $202,000 for the same period in 2004. The decrease in net interest expense is primarily due to higher investment income on outstanding investment balances for the three months ended September 30, 2005 as compared to the prior year period. Interest expense for the three months ended September 30, 2005 consisted primarily of interest charges, commitment fees and amortized debt costs associated with our $225 million revolving credit agreement (“Line of Credit”).
     Our effective income tax rate was 37.25% for the three months ended September 30, 2005 and 2004.
     Net income increased to $28.1 million for the three months ended September 30, 2005, as compared to $25.9 million for the same period in 2004. As compared to the 2004 period, net income for the three months ended September 30, 2005 was reduced by the $3.0 million after-tax impact of equity-based compensation expense related to awards of restricted stock.
     Diluted net income per common and common equivalent share was $1.16 on weighted average shares of 24.1 million for the three months ended September 30, 2005, as compared to $1.04 on weighted average shares of 25.0 million for the same period in 2004. Diluted net income per common and common equivalent share of $1.16 for the three months ended September 30, 2005 includes the impact of equity-based compensation related to awards of restricted stock. The net decrease in weighted average shares outstanding was primarily due to the impact of shares repurchased during the fourth quarter of 2004 offset in part by the exercise of employee stock options and the issuance of shares under our employee stock purchase plans.
          Nine Months Ended September 30, 2005 as Compared to Nine Months Ended September 30, 2004
     Our net patient service revenue increased $57.4 million, or 12.5%, to $516.0 million for the nine months ended September 30, 2005, as compared to $458.6 million for the same period in 2004. Of this $57.4 million increase, $30.2 million, or 52.6%, was attributable to revenue generated from acquisitions completed after June 30, 2004. Same-unit net patient service revenue increased $27.2 million, or 6.2%, for the nine months ended September 30, 2005. The net increase in same-unit net patient service revenue was primarily the result of: (i) increased revenue of approximately $14.6 million from a 4.7% increase in neonatal intensive care unit patient days; (ii) increased revenue of approximately $12.7 million from volume growth in maternal-fetal services, metabolic screening services and other services, including hearing screens and newborn nursery services provided by existing practices; (iii) increased revenue of approximately $2.2 million related to hospital contract administrative fees due to expanded services in existing practices; and (iv) a net decrease in revenue of approximately $2.3 million due to a decline in revenue caused by a greater percentage of our patients being enrolled in government sponsored programs partially offset by improved managed care contracting and the flow through of revenue from modest price increases. Payments received from government-sponsored programs are substantially less than payments received from commercial insurance payors for equivalent services. This shift in our payor mix resulted in an increase in our estimated provision for contractual adjustments and uncollectibles for the nine months ended

September 30, 2005 as compared to the same period in 2004. Same units are those units at which we provided services for the entire current period and the entire comparable period.
     Practice salaries and benefits increased $36.1 million, or 13.9%, to $295.0 million for the nine months ended September 30, 2005, as compared to $258.9 million for the same period in 2004. The increase was primarily attributable to: (i) costs associated with new physicians and other staff of $27.5 million to support acquisition-related growth and volume growth at existing units; (ii) an increase in incentive compensation of $7.6 million as a result of same unit growth and operational improvements at the physician practice level; and (iii) equity-based compensation of $1.0 million related to awards of restricted stock.
     Practice supplies and other operating expenses increased $2.9 million, or 16.9%, to $20.1 million for the nine months ended September 30, 2005, as compared with $17.2 million for the same period in 2004. The increase was primarily attributable to additional professional fees, maintenance costs and supply costs to support new and existing physician practices.
     General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $15.9 million, or 26.7%, to $75.3 million for the nine months ended September 30, 2005, as compared to $59.5 million for the same period in 2004. This $15.9 million increase is due to: (i) a $6.2 million increase in salaries and benefits and other general and administrative expenses associated with the continued growth of the Company; (ii) a $6.0 million increase in our estimated liability reserves as a result of a settlement offer we made in connection with our pending national Medicaid and TRICARE investigation; and (iii) equity-based compensation of $3.7 million related to awards of restricted stock.
     Depreciation and amortization expense increased by $516,000, or 7.4%, to $7.5 million for the nine months ended September 30, 2005, as compared to $7.0 million for the same period in 2004. This increase was primarily attributable to amortization of identifiable intangible assets related to our acquisitions.
     Income from operations increased $2.0 million, or 1.7%, to $118.0 million for the nine months ended September 30, 2005, as compared with $116.0 million for the same period in 2004. Our operating margin decreased to 22.9% for the nine months ended September 30, 2005, as compared to 25.3% for the same period in 2004. The decrease in our operating margin is primarily attributable to: (i) the $6.0 million adjustment related to the settlement offer we made in connection with our pending national Medicaid and TRICARE investigation; and (ii) equity-based compensation of $4.7 million related to awards of restricted stock.
     We recorded net interest expense of $1.4 million for the nine months ended September 30, 2005, as compared with net interest expense of $500,000 for the same period in 2004. The increase in net interest expense is primarily due to increased borrowings under our Line of Credit to fund acquisitions made since the third quarter of 2004 and to repurchase shares of our common stock during the fourth quarter of 2004. Interest expense for the nine months ended September 30, 2005 consisted primarily of interest charges, commitment fees and amortized debt costs associated with our Line of Credit.
     Our effective income tax rate was 37.25% for the nine months ended September 30, 2005 and 2004.
     Net income increased to $73.2 million for the nine months ended September 30, 2005, as compared to $72.5 million for the same period in 2004. As compared to the 2004 period, net income for the nine months ended September 30, 2005 was reduced by: (i) the $3.8 million after-tax impact of the adjustment related to the settlement offer we made in connection with our pending national Medicaid and TRICARE investigation; and (ii) the $3.0 million after-tax impact of equity-based compensation expense related to awards of restricted stock.
     Diluted net income per common and common equivalent share was $3.07 on weighted average shares of 23.8 million for the nine months ended September 30, 2005, as compared to $2.88 on weighted average shares of 25.2 million for the same period in 2004. Diluted net income per common and common equivalent share of $3.07 for the nine months ended September 30, 2005 includes: (i) the impact of the adjustment related to the settlement of our pending national Medicaid and TRICARE investigation; and (ii) the impact of equity-based compensation related to awards of restricted stock. The net decrease in weighted average shares outstanding was primarily due to the impact of shares repurchased during 2004 offset in part by the exercise of employee stock options and the issuance of shares under our employee stock purchase plans.

Liquidity and Capital Resources
     As of September 30, 2005, we had approximately $4.8 million of cash and cash equivalents on hand as compared to $7.0 million at December 31, 2004. In addition, we had working capital of approximately $9.1 million at September 30, 2005, a decrease of $12.1 million from working capital of $21.2 million at December 31, 2004. This decrease in working capital was primarily the result of funds used for the acquisition of physician group practices and the repayment of our Line of Credit exceeding funds generated from operations and proceeds from the exercise of stock options and the issuance of stock under our employee stock purchase plans during the nine months ended September 30, 2005.
     Our net cash provided from operating activities was $114.6 million for the nine months ended September 30, 2005, as compared to net cash provided from operating activities of $80.3 million for the same period in 2004. The improvement in our cash flow from operations for the nine months ended September 30, 2005 is primarily due to improved operating results excluding the non-cash impact of equity-based compensation expense and changes in our working capital components. For the nine months ended September 30, 2005, our significant working capital component changes are related to accounts receivable, accounts payable and accrued expenses, and income taxes payable.
     During the nine months ended September 30, 2005, accounts receivable increased by $2.0 million, as compared to an increase of $14.2 million for the same period in 2004. Our days sales outstanding, or DSO, for accounts receivable at September 30, 2005 was 56.8 days, a decrease from 61.6 days at December 31, 2004. During the same period, we experienced a net increase in cash flow from operating activities related to accounts payable and accrued expenses of $6.2 million primarily due to the $6.0 million increase in our estimated liability reserves as a result of a settlement offer we made in connection with our pending national Medicaid and TRICARE investigation. In addition, we realized an increase in income taxes payable which increased our cash flow from operating activities by $24.3 million. This increase in cash flow is primarily due to the timing of our tax payments.
     Our accounts receivable are principally due from managed care payors, government payors, and other third party insurance payors. We track our collections from these sources, monitor the age of our accounts receivable, and make all reasonable efforts to collect outstanding accounts receivable through our systems, processes and personnel at our corporate and regional billing and collection offices. We use customary collection practices, including the use of outside collection agencies, for accounts receivable due from private pay patients when appropriate. Almost all of our accounts receivable adjustments consist of contractual adjustments due to the difference between gross amounts billed and the amounts allowed by our payors. Any amounts written off related to private pay patients are based on the specific facts and circumstances related to each individual patient account.
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
     During the nine months ended September 30, 2005, our net cash flows used in financing activities consisted primarily of repayments on our Line of Credit partially offset by proceeds from the exercise of employee stock options and the purchase of common stock by employees participating in our employee stock purchase plans.
     On March 11, 2005, we exercised an option under our Line of Credit to increase the aggregate commitments thereunder from $150 million to $225 million. Our Line of Credit matures in July 2009 and includes a $25 million subfacility for the issuance of letters of credit. At our option, the Line of Credit bears interest at (i) the base rate (defined as the higher of the Federal Funds Rate plus .5% or the Bank of America prime rate) or (ii) the Eurodollar rate plus an applicable margin rate ranging from .75% to 1.75% based on our consolidated leverage ratio. Our Line of Credit is collateralized by substantially all of our assets. We are subject to certain covenants and restrictions specified in the Line of Credit, including covenants that require us to maintain a minimum level of net worth and that restrict us from paying dividends and making certain other distributions as specified therein. Failure to comply with these covenants and restrictions would constitute an event of default under the Line of Credit, notwithstanding our ability to meet our debt service obligations. Our Line of Credit includes various customary remedies for our lenders following an event of default. At September 30, 2005, we were in compliance with the financial covenants and other restrictions applicable to us under the Line of Credit. At September 30, 2005, we had no outstanding principal balance on our Line of Credit and outstanding letters of credit of $16.0 million, which reduced the amount available on our Line of Credit.

     The exercise of employee stock options and the purchase of common stock by employees participating in our employee stock purchase plans generated cash proceeds of $34.2 million during the nine months ended September 30, 2005, as compared to $27.3 million for the same period in 2004. Since stock option exercises are dependent on several factors, including the market price of our common stock, we cannot predict the timing and amount of any proceeds from future exercises.
     During the nine months ended September 30, 2005, cash generated from our operating activities along with cash on hand were primarily used to fund the acquisition of twelve physician group practices for $85.7 million, make repayments on our Line of Credit of $54.0 million and to fund capital expenditures in the amount of $5.6 million. Our capital expenditures were for computer and office equipment, software, furniture and other improvements at our corporate and regional offices.
     On November 2, 2005, we announced that our Board of Directors authorized a share repurchase program that allows us to repurchase up to $50 million of the Company’s common stock. The program allows us to make open market purchases of the Company’s shares from time to time subject to price, market and economic conditions and trading restrictions.
     We anticipate that funds generated from operations, together with our current cash on hand, short-term investments and funds available under the Line of Credit, will be sufficient to complete our $50 million share repurchase program and finance our working capital requirements, fund anticipated acquisitions and capital expenditures, and meet our contractual obligations for at least the next 12 months.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Our Line of Credit and an aircraft operating lease agreement are subject to market risk and interest rate changes. The Line of Credit bears interest at our option at (i) the base rate (defined as the higher of the Federal Funds Rate plus .5% or the Bank of America prime rate) or (ii) the Eurodollar rate plus an applicable margin rate ranging from .75% to 1.75% based on our consolidated leverage ratio. The aircraft operating lease bears interest at a LIBOR-based variable rate. We had no outstanding principal balance under our Line of Credit at September 30, 2005. The outstanding balance related to the aircraft operating lease totaled approximately $4.5 million at September 30, 2005. Considering the total outstanding balance under the operating lease at September 30, 2005 of approximately $4.5 million, a 1% change in interest rates would result in an impact to income before income taxes of approximately $45,000 per year.
Item 4. Controls and Procedures.
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2005.

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

PEDIATRIX MEDICAL GROUP, INC.
Date: November 7, 2005	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D., Chief Executive Officer
(principal executive officer)

Date: November 7, 2005	By:	/s/ Karl B. Wagner
Karl B. Wagner, Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of February 14, 2001, among Pediatrix Medical Group, Inc., Infant Acquisition Corp. and Magella Healthcare Corporation (incorporated by reference to Exhibit 2.1 to Pediatrix’s Current Report on Form 8-K dated February 15, 2001).
3.1	Amended and Restated Articles of Incorporation of Pediatrix (incorporated by reference to Exhibit 3.1 to Pediatrix’s Registration Statement on Form S-1 (Registration No. 33-95086)).
3.2	Amended and Restated Bylaws of Pediatrix (incorporated by reference to Exhibit 3.2 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 2000).
3.3	Articles of Designation of Series A Junior Participating Preferred Stock of Pediatrix (incorporated by reference to Exhibit 3.1 to Pediatrix’s Current Report on Form 8-K dated March 31, 1999).
4.1	Rights Agreement, dated as of March 31, 1999, between Pediatrix and BankBoston, N.A., as rights agent including the form of Articles of Designations of Series A Junior Participating Preferred Stock and the form of Rights Certificate (incorporated by reference to Exhibit 4.1 to Pediatrix’s Current Report on Form 8-K dated March 31, 1999).
31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.