Form 10-K
period 2005-12-31
PEDIATRIX MEDICAL GROUP INC
filed 2006-03-07
CIK 893949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

The aggregate market value of shares of Common Stock of the registrant held by non-affiliates of the registrant on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,500,141,798 based on a $73.54 closing price per share as reported on the New York Stock Exchange composite transactions list on such date.

The number of shares of Common Stock of the registrant outstanding on March 1, 2006, was 24,125,744.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, with respect to the 2006 annual meeting of shareholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, each document incorporated by reference herein is deemed not to be filed as a part hereof.

PEDIATRIX MEDICAL GROUP, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2005

INDEX

FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this Annual Report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements (other than statements of historical facts) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward looking statements. These statements are often characterized by terminology such as “believe”, “hope”, “may”, “anticipate”, “should”, “intend”, “plan”, “will”, “expect”, “estimate”, “project”, “positioned”, “strategy” and similar expressions, and are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements in this Annual Report are made as of the date hereof, and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in this Annual Report, including the risks set forth under “Risk Factors” in Item 1A.

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

ITEM 1.  BUSINESS

OVERVIEW

Pediatrix is the nation’s largest health care services company focused on physician services for newborn, maternal-fetal and other pediatric subspecialty care. Our national network is comprised of approximately 834 affiliated physicians, including 644 neonatal physician specialists who provide clinical care in 32 states and Puerto Rico, primarily within hospital-based neonatal intensive care units (“NICUs”), to babies born prematurely or with medical complications. Our affiliated neonatal physician specialists staff and manage clinical activities at more than 240 hospitals, and our 86 affiliated maternal-fetal medicine subspecialists provide care to expectant mothers experiencing complicated pregnancies in many areas where our affiliated neonatal physicians practice. Our network includes other pediatric subspecialists, including 47 pediatric cardiologists, 41 pediatric intensivists and 16 pediatric hospitalists. In addition, we believe that we are the nation’s largest provider of hearing screens to newborns and the nation’s largest private provider of metabolic screening services to newborns.

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

•	Neonatal Care. We provide clinical care to babies born prematurely or with complications within specific units at hospitals, primarily NICUs, through a team of experienced neonatal physician specialists (called “neonatologists”), neonatal nurse practitioners and other pediatric clinicians. Neonatologists are board-certified or board eligible pediatricians who have extensive education and training for the care of babies born prematurely or with complications that require complex medical treatment. Neonatal nurse practitioners are registered nurses who have advanced training and education in managing health care needs of newborns, infants and their families.

•	Maternal-Fetal Care. Our operations also include outpatient and inpatient clinical care to expectant mothers experiencing complicated pregnancies and their unborn babies through our affiliated maternal-fetal medicine subspecialists and other clinicians, such as maternal-fetal nurses, certified nurse mid-wives, ultrasonographers and genetic counselors. Maternal-fetal medicine subspecialists are board-certified obstetricians who have extensive education and training for the treatment of high-risk expectant mothers and their fetuses. Our affiliated maternal-fetal medicine subspecialists practice in certain metropolitan areas where we have affiliated neonatologists to provide coordinated care for women with complicated pregnancies and whose babies are often admitted to a NICU upon delivery.

•	Other Pediatric Subspecialty Care. Our network also includes other pediatric subspecialists, such as, pediatric cardiologists, which are pediatricians who have additional education and training in congenital and acquired heart disorders, pediatric intensivists, which are hospital-based physicians who have additional education and training in caring for critically-ill or injured children and adolescents, and pediatric hospitalists, which are hospital-based pediatricians who specialize in inpatient care and management of acutely-ill children. Our affiliated physicians also provide clinical services in other areas of hospitals, particularly in the labor and delivery area, nursery and pediatric department, where immediate accessibility to specialized care may be critical.

Newborn Screening Services.  We also operate the nation’s largest private laboratory providing newborn metabolic screening. In addition, we are the nation’s largest provider of hearing screens to newborns. Our newborn screening program identifies more than 50 metabolic disorders and various genetic and biochemical conditions, and potential hearing loss for early treatment or management. All states require screening for a select number of metabolic conditions before newborns are discharged from the hospital. In addition, over 40 states either require newborns to be screened for potential hearing loss before being discharged from the hospital or require that parents be offered the opportunity to submit their newborns to hearing screens.

Clinical Research and Education.  As part of our ongoing commitment to improving patient care through evidence-based medicine, we conduct clinical research, monitor clinical outcomes and implement clinical quality initiatives with a view to improving patient outcomes, shortening the length of hospital stays and reducing long-term health system costs. We have managed three neonatal clinical trials to completion and have three other trials in process. We also make extensive continuing medical education resources available to our physicians and neonatal nurse practitioners to give them access to the most current treatment methodologies and best demonstrated processes. We believe that referring physicians, hospitals, third-party payors and patients all benefit from our clinical research, education and quality initiatives.

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

Neonatal Medicine.  Of the approximately 4.1 million births in the United States annually, we estimate that approximately 10 to 12 percent require NICU admissions. Research continues to be conducted by numerous institutions to identify potential causes of premature birth and medical complications that often require NICU admissions. Some common contributing factors include the presence of hypertension or diabetes in the mother, lack of prenatal care, complications during pregnancy, drug and alcohol abuse and smoking or poor nutritional habits during pregnancy. Babies admitted to NICUs typically have an illness or condition that requires the care of a neonatalogist. Babies that are born prematurely and have a low birthweight often require neonatal intensive care services because of increased risk for medical complications. We believe obstetricians generally prefer to perform deliveries at hospitals that provide a full complement of labor and delivery services, including a NICU staffed by board-certified or board-eligible neonatologists. Because obstetrics is a significant source of hospital admissions, hospital administrators have responded to these demands by establishing NICUs and contracting with independent neonatology group practices to staff and manage these units. As a result, NICUs within the United States tend to be concentrated in hospitals with a higher volume of births. There are approximately 3,700 board-certified neonatologists in the United States who practice at approximately 1,500 hospital-based NICUs.

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

Other Pediatric Subspecialty Medicine.  Other areas of pediatric subspecialty medicine are closely associated with our operations in maternal-fetal-newborn medicine. For example, pediatric cardiology is an important subspecialty within pediatric medicine and is linked closely with maternal-fetal and neonatal intensive care. There are approximately 1,700 board-certified pediatric cardiologists in the United States and we believe that approximately one percent of all babies born in the United States each year are born with congenital cardiovascular malformations. Advances in diagnostic procedures have made it possible to identify cardiovascular malformations relatively early in a pregnancy, and pediatric cardiologists routinely work closely with maternal-fetal medicine subspecialists and neonatologists to improve patient outcomes. Pediatric intensivists, another important subspecialist group, care for critically-ill or injured children and adolescents in pediatric intensive care units (called “PICUs”). There are approximately 1,100 board-certified pediatric intensivists in the United States who practice at approximately 350 hospital-based PICUs.

Practice Administration.  Administrative demands and cost containment pressures from a number of sources, principally commercial and government payors, make it increasingly difficult for doctors and hospitals to effectively manage patient care, remain current on the latest procedures and efficiently administer non-clinical activities. As a result, we believe that physicians and hospitals remain receptive to being affiliated with larger organizations that reduce administrative burdens, achieve economies of scale and provide value-added clinical research, education and quality initiatives. By relieving many of the burdens associated with the management of a subspecialty group practice, we believe that our practice administration services permit our affiliated physicians to focus on providing quality patient care and thereby contribute to improving patient outcomes, ensuring appropriate length of hospital stays and reducing long-term health system costs. In addition, our national network of affiliated physician practices, although modeled around a traditional group practice structure, is managed by a non-clinical professional management team with proven abilities to achieve significant operating efficiencies in providing administrative support systems, interacting with physicians, hospitals and third-party payors, managing information systems and technologies, and complying with laws and regulations.

Our Business Strategy

Our business objective is to enhance our position as a premier health care services organization that is built primarily around physician services for newborn and maternal-fetal care. The key elements of our strategy to achieve our objectives are:

•	Focus on neonatal, maternal-fetal and other pediatric subspecialty care. Through our focus on neonatology, we have developed significant administrative expertise relating to neonatal physician services. We have also facilitated the development of a clinical approach to the practice of medicine among our affiliated physicians that includes research, education and quality initiatives intended to advance the practice of neonatology, improve the quality of care provided to acutely-ill newborns and contribute to shortening the length of their hospital stays and reducing long-term health system costs. We are in the process of developing similar expertise in maternal-fetal medicine and are committed to doing the same with respect to other pediatric subspecialties.

•	Promote same unit growth. We seek opportunities for increasing revenues in our hospital-based operations. For example, our affiliated hospital-based physicians are well situated to, and, in some cases, provide physician services in other departments, such as newborn nurseries, or in situations where immediate accessibility to specialized obstetric and pediatric care may be critical. In addition, we market our capabilities to obstetricians and family physicians to attract referrals to our hospital-based units. We also market the services of our affiliated physicians to other hospitals to attract neonatology transport admissions.

•	Acquire physician practice groups and expand into additional healthcare services. We continue to seek to expand our operations by acquiring established neonatal, maternal-fetal medicine and pediatric cardiology groups and other complementary pediatric subspecialty physician groups, such as pediatric intensivists, and pediatric hospitalists. During 2005, we added 13 physician groups to our national network through acquisitions consisting of 10 neonatal groups and three pediatric cardiology practices. We also intend to explore other strategic opportunities that are related to our physician and newborn screening services and in other health care areas that would allow us to benefit from our business and practice management expertise. For example, we have been exploring opportunities within other hospital-based specialties that have operational characteristics that are similar to neonatology, such as anesthesiology. While as of the filing date of this annual report we have not yet made any definitive plans to acquire any anesthesiology practices, we believe that there are substantial similarities between anesthesiology and neonatology that are worth exploring. We expect to continue our evaluation as to whether to pursue this practice area as a business opportunity during 2006.

•	Expand our newborn screening services. We will continue to seek contracts in the United States with hospitals, third-party payors and, in some cases, state agencies, and internationally with licensees and distributors, to provide screening services to newborns to detect the presence of hearing disorders and metabolic conditions for early treatment or management. We intend to focus on providing quality services and may seek other opportunities to expand our screening capabilities.

•	Strengthen relationships with our partners. By managing many of the operational challenges associated with a subspecialty practice, encouraging clinical research, education and quality initiatives, and promoting timely intervention by qualified pediatric and maternal-fetal medicine subspecialists in emergency situations, we believe that our business model is focused on improving the quality of care delivered to acutely-ill newborns, ensuring the appropriate length of their hospital stays and reducing long-term health system costs. We believe that referring physicians, hospitals, third-party payors and patients all benefit to the extent that we are successful in implementing our business model. We will continue to seek opportunities to strengthen relationships with our partners.

OUR PHYSICIAN SERVICES

Neonatal Care

We provide neonatal care to babies born prematurely or with complications within specific hospital units, primarily NICUs, through our network of 644 affiliated neonatologists and other related clinical professionals who staff and manage clinical activities at more than 240 NICUs in 32 states and Puerto Rico. We partner with our hospital clients in an effort to enhance the quality of care delivered to premature and sick babies. Some of the nation’s largest and most prestigious hospitals, both not-for-profit and for-profit institutions, retain us to staff and manage their NICUs. Our affiliated neonatologists generally provide 24-hours-a-day, seven-days-a-week coverage, supporting the local referring physician community and being available for consultation in other hospital departments. Our hospital partners benefit from our experience in managing complex critical care units and reducing the costs associated with directly employing physician specialists. Our neonatal physicians interact with colleagues across the country through an internal communications system to draw upon their collective expertise in managing challenging patient care issues. Our neonatal physicians also work collaboratively with maternal-fetal medicine subspecialists to coordinate care of mothers experiencing complicated pregnancies and their fetuses. We also employ or contract with neonatal nurse practitioners, who work with our affiliated physicians in providing medical care.

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

Other Pediatric Subspecialty Care

Our network includes other pediatric subspecialists, such as, pediatric cardiologists, pediatric intensivists and pediatric hospitalists. In addition, our affiliated physicians also seek to provide support services in other areas of hospitals, particularly in the labor and delivery area, nursery and pediatric department, where immediate accessibility to specialized care may be critical. Our experience and expertise in maternal-fetal-neonatal medicine has led to our involvement in these other areas.

•	Pediatric Cardiology Care. Our pediatric cardiology practice consists of 47 affiliated pediatric cardiologists and other related clinical professionals who provide specialized cardiac care to fetal and pediatric patients with congenital heart disorders through scheduled office visits, hospital rounds and immediate consultation in emergency situations.

•	Pediatric Intensive Care. Our 41 affiliated pediatric intensivists provide clinical care for critically-ill or injured children and adolescents. They staff and manage PICUs at 17 hospitals.

•	Pediatric Hospitalists. Our 16 affiliated pediatric hospitalists provide clinical care to acutely-ill children at 18 hospitals.

•	Other Newborn and Pediatric Care. Because our affiliated physicians and advanced nurse practitioners generally provide hospital-based coverage, they are situated to provide highly specialized care to address medical needs that may arise during a baby’s hospitalization. For example, as part of our ongoing efforts to support and partner with hospitals and the local referring physician community, our affiliated neonatologists, pediatric hospitalists and advanced nurse practitioners provide in-hospital nursery care to newborns through our newborn nursery program. This program is made available for babies during their hospital stay, which in the case of healthy babies typically comprises two days of evaluation and observation, following which they are referred, and their hospital records are provided, to their pediatricians or family practitioners for follow-up care.

OUR NEWBORN SCREENING SERVICES

We provide screening services to detect the presence of newborn hearing disorders and metabolic conditions for early treatment or management. Since we launched our newborn hearing screening program in 1994, we believe that we have become the largest provider of newborn hearing screening services in the United States. We screened approximately 270,000 babies for potential hearing loss at more than 125 hospitals across the nation in 2005. We also operate a technologically-advanced metabolic screening laboratory. This laboratory provides a screening program for newborns that we believe is among the most comprehensive in the world. By analyzing blood samples drawn from newborns during the first few days after birth, we can identify the presence of more than 50 metabolic disorders and other genetic and biochemical conditions.

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

We contract or coordinate with hospitals and, in some cases, state agencies to provide newborn screening services. All states mandate the screening of a limited number of metabolic disorders before newborns are discharged from the hospital so that a course of treatment can begin as soon as possible. In addition, hospitals, health care providers and parents may choose to have expanded screening for more than 50 metabolic disorders and other genetic and biochemical conditions. With respect to hearing screens, over 40 states either require newborns to be screened for potential hearing loss before being discharged from the hospital or require that parents be offered the opportunity to submit their newborns to hearing screens.

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

•	Clinical Quality Initiatives. We monitor clinical outcomes in an effort to identify specific factors in treating babies born prematurely or with complications and to discover new methods of patient care that result in better outcomes at a reduced cost over the life of the patient. These efforts have resulted in the acceptance during 2005 of two research papers for publication in the Journal of Pediatrics: The Use of Ampicillin and Cefotaxime Compared to Ampicillin and Gentamicin is Associated with an Increased Mortality Rate During the First Three Days of Life and Medication Use in the NICU: Data from a Large National Data Set. Our efforts have also resulted in our implementation of four best demonstrated process initiatives since 2000: Improving Weight Gain for Very Low Birth Weight Infants in the First 28 Days; Improving Feeding of Breast Milk at NICU Discharge; Reducing Red Blood Cell Transfusions for 23-29 Week Infants; and Improving Compliance with AAP Recommendation on Use of Hepatitis B Vaccine in Premature Neonates.

•	Clinical Trials. We have managed three neonatal clinical trials to completion. Our clinical study entitled Glutamine Supplementation In Safely Reducing Hospital-Acquired Sepsis in Very Low Birth Weight Infants commenced in April 2000, resulted in a paper published in the Journal of Pediatrics in June 2003. Our clinical study entitled Epidemiology of Respiratory Failure in Near-Term Neonates, which commenced in February 2001, resulted in a paper published in the Journal of Perinatology in April 2005. A study that we commenced in March 2001 with a grant from Forest Laboratories, Comparison of Infasurf (Calfactant) and Survanta (Beractant) in the Prevention and Treatment of Respiratory Distress Syndrome also resulted in a paper published in Pediatrics in August 2005. In addition, we have several multi-center clinical trials designed for implementation during 2006. These include: 17 A-Hydroxyprogesterone Caproate for Reduction of Neonatal Mortality Due to Preterm Birth in Twin or Triplet Pregnancies; A Randomized Double-Blinded Study Comparing the Impact of One Versus Two Doses of Antenatal Steroids on Neonatal Outcomes; and A Randomized Controlled Trial Evaluating the Effect of Two Different Doses of Amino Acids on Growth and Serum Amino Acids in Premature Neonates. We have several other multi-institutional trials that are in the development stages.

•	Continuing Medical Education. We also make extensive physician continuing medical education (“CME”) and continuing nursing education resources available to our affiliated clinicians in an effort to ensure that they have knowledge of current treatment methodologies. We are accredited as a provider of CME Category I credits for physicians and as a provider of continuing education for nurses. We also maintain “Pediatrix University — A University Without Wallstm” which is an interactive educational website. In addition, we have a Professional Development Award program that offers a stipend and research support for neonatal and maternal-fetal fellows-in-training.

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

•	Recruiting and Credentialing. We have significant experience in locating, qualifying, recruiting and retaining experienced neonatologists, maternal-fetal medicine subspecialists, pediatricians and pediatric subspecialists. We maintain an extensive database of maternal-fetal, neonatal and other pediatric subspecialty physicians nationwide. Our medical directors and regional presidents play a central role in the recruiting and interviewing process before candidates are introduced to hospital administrators. We check the credentials, licensure and references of all prospective affiliated physician candidates. In addition to our database of physicians, we recruit nationally through trade advertising, referrals from our affiliated physicians and attendance at conferences.

•	Billing, Collection and Reimbursement. We assume responsibility for contracting, billing, collection and reimbursement for services rendered by our affiliated physicians, but not charges for services provided by hospitals to the same payors. Such charges are separately billed and collected by the hospitals. We provide our affiliated physicians with a training curriculum that emphasizes detailed documentation of and proper coding protocol for all procedures performed and services provided, and we provide comprehensive internal auditing processes, all of which is designed to achieve appropriate coding, billing and collection of revenues for physician services. Our billing and collection operations are conducted from our corporate offices, as well as our regional business offices located across the United States and in Puerto Rico.

•	Risk Management. We maintain a risk management program focused on reducing risk and improving outcomes through evidence-based medicine, including diligent patient evaluation, documentation and access to research, education and best demonstrated processes. We maintain professional liability coverage for our national group of affiliated health care professionals. Through our risk management and medical affairs staff, we conduct risk management programs for loss prevention and early intervention in order to prevent or minimize professional liability claims. In addition, we provide regulatory expertise to assist our affiliated practice groups in complying with increasingly complex laws and regulations.

We also provide management information systems, facilities management, marketing support and other services to our affiliated physicians and affiliated practice groups.

OUR MANAGEMENT INFORMATION SYSTEMS

We maintain several information systems to support our day-to-day operations and ongoing clinical research and business analysis. Our clinical information systems contain clinical information from approximately 5.5 million daily progress records relating to more than 335,000 discharged patients. These systems are used to report and analyze clinical outcomes and identify prospective clinical trials and quality initiatives. Studies from these databases have resulted in over 25 articles published in peer-reviewed medical journals.

•	BabySteps®. BabySteps is our clinical information management system that permits our affiliated physicians to record clinical progress notes electronically and provides a decision-tree to assist them in certain situations with the selection of appropriate billing codes. We developed this software system to replace our existing Research Data System (“RDS”). BabySteps is in the process of being implemented throughout Pediatrix.

•	RDS. First installed in March 1996, RDS is a centralized clinical database which is still being used at various locations within Pediatrix pending the full implementation of BabySteps.

•	Pediatrix Universitytm. Pediatrix University is an educational website that disseminates clinical research, continuing quality improvement and education materials for which physicians may obtain continuing medical education credit. Pediatrix University also functions as a “virtual doctors’ lounge”, enabling physicians around the country to discuss difficult or unusual cases with one another.

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

Hospitals

Our relationships with our hospital partners are critical to our operations. We have been retained by over 240 hospitals to staff and manage clinical activities within specific hospital-based units, primarily NICUs. Our hospital-based focus enhances our relationships with hospitals and creates opportunities for our affiliated physicians to provide patient care in other areas of the hospital, including emergency rooms, nurseries and other departments where access to specialized obstetric and pediatric care may be critical. Because hospitals control access to their NICUs through the awarding of contracts and hospital privileges, we must maintain good relationships with our hospital partners. Our affiliated physicians are an important component of obstetric and pediatric services provided by hospitals. Our hospital partners benefit from our expertise in managing critical care units staffed with physician specialists, including managing variable admission rates, operating costs, complex reimbursement systems and other administrative burdens. We also work with our hospital partners to enhance their reputation and market our services to referring physicians, an important source of hospital admissions, within the communities served by those hospitals.

Under our contracts with hospitals, we have the responsibility to manage, in many cases exclusively, the provision of physician services to the NICUs and other hospital-based units. We typically are responsible for billing patients and third-party payors for services rendered by our affiliated physicians separately from other related charges billed by the hospital to the same payors. Some of our hospital contracts require a hospital to pay us administrative fees if the hospital does not generate sufficient patient volume in order to guarantee that we receive a specified minimum revenue level. We also receive fees from hospitals for administrative services performed by our affiliated physicians providing medical director services at the hospital. Administrative fees accounted for 6% of our net patient service revenue during 2005. Our contracts with hospitals also generally require us to indemnify them and their affiliates for losses resulting from the negligence of our affiliated physicians. Our hospital contracts have terms of typically one to three years which can be terminated without cause by either party upon prior written notice, and renew automatically for additional terms of one to three years unless earlier terminated by any party. While we have in most cases been able to renew these arrangements, hospitals may cancel or not renew our arrangements, or reduce or eliminate our administrative fees in the future.

Third-Party Payors

Our relationships with government-sponsored plans (principally Medicaid), managed care organizations and commercial health insurance payors are vital to our business. We seek to maintain professional working relationships with our third-party payors and streamline the administrative process of billing and collection, and assist our patients and their families in understanding their health insurance coverage and any balance due for co-payment, co-insurance deductible, or out-of-network benefit limitations. In addition, through our quality initiatives and continuing research and education efforts, we have sought to enhance clinical care provided to patients, which we believe benefits third-party payors by contributing to improved patient outcomes and reduced long-term health system costs.

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

If we do not have a contractual relationship with a health insurance payor, we generally bill the payor our full billed charges. If payment is less than billed charges, we bill the balance to the patient, subject to state and federal billing practice regulations. Although we maintain standard billing and collections procedures with appropriate discounts for prompt payment, we also provide discounts in certain hardship situations where patients and their families do not have financial resources necessary to pay the amount due for services rendered. Any amounts written-off related to private-pay patients are based on the specific facts and circumstances related to each individual patient account.

Referring Physicians

We consider referring physicians to be our partners, and our affiliated physicians seek to establish and maintain professional relationships with referring physicians in the communities where they practice. Because patient volumes at our NICUs are based in part on referrals from other physicians, particularly obstetricians, it is important that we are responsive to the needs of referring physicians in the communities in which we operate. We believe that our community presence, through our hospital coverage and outpatient clinics, assists referring obstetricians, office-based pediatricians and family physicians with their practices. Our affiliated physicians are able to provide comprehensive maternal-fetal-newborn and pediatric subspecialty care to patients using the latest advances in methodologies, supporting the local referring physician community with 24-hours-a-day, seven-days-a-week on-site or on-call coverage.

Affiliated Physicians and Practice Groups

One of our most important assets is our relationship with our affiliated physicians. Our affiliated physicians are organized in traditional practice group structures. In accordance with applicable state laws, our affiliated practice groups are responsible for the provision of medical care to patients. Our affiliated practice groups are separate legal entities organized under state law as professional associations, corporations and partnerships, which we sometimes refer to as “our affiliated professional contractors.” Each of our affiliated professional contractors is owned by a licensed physician affiliated with PMG through employment or another contractual relationship. Our national infrastructure enables more effective and efficient sharing of new discoveries and clinical outcomes data, including implementation of best demonstrated processes, and affords access to sophisticated information systems, and clinical research and education.

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

Each of our affiliated professional contractors has entered into a comprehensive management agreement with PMG that is long-term in nature, and in most cases permanent, subject only to a right of termination by PMG (except in the case of gross negligence, fraud or illegal acts of PMG). Under the terms of these management agreements, PMG is paid for its services based on the performance of the applicable practice group, and PMG is responsible for the provision of non-medical services and the compensation and benefits of the practices’ non-physician medical personnel. See “Government Regulation — Fee Splitting; Corporate Practice of Medicine” and Note 2 to our Consolidated Financial Statements included in Item 8 of this Annual Report.

COMPETITION

Competition in our business is generally based upon a number of factors, including reputation, experience and level of care, and our affiliated physicians’ ability to provide cost-effective, quality clinical care. The nature of competition for our hospital-based practices, such as neonatology and pediatric intensive care, differs significantly from competition for our office-based practices. Our hospital-based practices compete nationally with other pediatric health services companies and physician groups for hospital contracts and qualified physicians. In some instances, they also compete on a more local basis for referrals from physicians and transports from surrounding hospitals. Our office-based practices, such as maternal-fetal medicine and pediatric cardiology, compete for patients with office-based practices in that specialty.

Because our operations consist primarily of physician services provided within hospital-based units, primarily NICUs, we compete with others for contracts with hospitals to provide neonatal services. We also compete with hospitals themselves to provide such services. Hospitals may employ neonatologists directly or contract with other physician groups to provide services either on an exclusive or non-exclusive basis. A hospital not otherwise competing with us may facilitate competition by creating a new NICU, expanding the capacity of an existing NICU or upgrading the level of its existing NICU and then awarding the contract to operate the neonatal service to a competing group or company. Because hospitals control access to their NICUs by awarding contracts and hospital privileges, we must maintain good relationships with our hospital partners. Our contracts with hospitals generally provide that they may be terminated without cause upon prior written notice.

The health care industry is highly competitive. Companies in other segments of the industry, some of which have financial and other resources greater than ours, may become competitors in providing neonatal, maternal-fetal and other pediatric subspecialty care or newborn screening services.

GOVERNMENT REGULATION

The health care industry is governed by a framework of federal and state laws, rules and regulations that are extensive and complex and for which, in many cases, the industry has the benefit of only limited judicial and regulatory interpretation. If we or one of our affiliated practice groups is found to have violated these laws, rules or regulations, our business, financial condition and results of operations could be materially adversely affected. Moreover, health care continues to attract legislative interest and public attention. Changes in health care legislation or government regulation may restrict our existing operations, limit the expansion of our business or impose additional compliance, requirements and costs, any of which could have a material adverse effect on our business, financial condition, results of operations and the trading price of our common stock.

Licensing and Certification

Each state imposes licensing requirements on individual physicians and clinical professionals, and on facilities operated or utilized by health care companies like us. Many states require regulatory approval, including certificates of need, before establishing certain types of health care facilities, offering certain services or expending amounts in excess of statutory thresholds for health care equipment, facilities or programs. We and our affiliated physicians also are required to meet applicable Medicaid provider requirements under state laws and regulations. In addition, our metabolic screening laboratory is required to be certified pursuant to the federal Clinical Laboratory Improvement Amendments (“CLIA”).

Fee-Splitting; Corporate Practice of Medicine

Many states have laws that prohibit business corporations, such as PMG, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians, or engaging in certain arrangements, such as fee-splitting, with physicians. In light of these restrictions, we operate by maintaining long-term management contracts with affiliated professional contractors, which employ or contract with physicians to provide physician services. Under these arrangements, we perform only non-medical administrative services, do not represent that we offer medical services and do not exercise influence or control over the practice of medicine by the physicians employed by our affiliated professional contractors. In states where fee-splitting is prohibited, the fees that we receive from our affiliated professional contractors have been established on a basis that we believe complies with the applicable states’ laws. Although the relevant laws in these states have been subjected to limited judicial and regulatory interpretation, we believe that we are in compliance with applicable state laws in relation to the corporate practice of medicine and fee-splitting. However, regulatory authorities or other parties, including our affiliated physicians, may assert that, despite these arrangements, we are engaged in the corporate practice of medicine or that our contractual arrangements with our affiliated professional contractors constitute unlawful fee-splitting, in which case we could be subject to civil or criminal penalties, our contracts could be found legally invalid and unenforceable (in whole or in part) or we could be required to restructure our contractual arrangements with our affiliated professional contractors.

Fraud and Abuse Provisions

Existing federal laws governing Medicaid and other federal health care programs, as well as similar state laws, impose a variety of fraud and abuse prohibitions on health care companies like PMG. These laws are interpreted broadly and enforced aggressively by multiple government agencies, including the Office of Inspector General of the Department of Health and Human Services (the “OIG”), the Department of Justice and various state authorities. In addition, in the Deficit Reduction Act of 2005, Congress created a new Medicaid Integrity Program to enhance federal and state efforts to detect Medicaid fraud, waste and abuse and provide financial incentives for states to enact their own false claims acts as an additional enforcement tool against Medicaid fraud and abuse.

The fraud and abuse laws include extensive federal and state regulations applicable to our financial relationships with hospitals, referring physicians and other health care entities. In particular, the federal anti-kickback law prohibits the offer, payment or receipt of any remuneration in return for either referring Medicaid or other government-sponsored health care program business, or purchasing, leasing, ordering, or arranging for or recommending any service or item for which payment may be made by a government-sponsored health care program. In addition, federal physician self-referral legislation, commonly known as the “Stark Law,” prohibits a physician from ordering certain designated health services reimbursable by Medicaid from an entity with which the physician has a prohibited financial relationship. These laws are broadly worded and, in the case of the anti-kickback law, have been broadly interpreted by federal courts, and potentially subject many business arrangements to government investigation and prosecution, which can be costly and time consuming.

Violations of these laws are punishable by substantial penalties, including monetary fines, civil penalties, criminal sanctions (in the case of the anti-kickback law), exclusion from participation in government-sponsored health care programs, and forfeiture of amounts collected in violation of such laws, any of which could have an adverse effect on our business and results of operations. For example, if we or our affiliated professional contractors were excluded from any government-sponsored healthcare programs, we would be prohibited from submitting claims for reimbursement under such programs, and we would also be unable to contract with other healthcare providers, such as hospitals, to provide services to them. Many of the states in which we operate also have similar anti-kickback and self-referral laws which are applicable to our government and non-government business and which also authorize substantial penalties for violations.

There are a variety of other types of federal and state fraud and abuse laws, including laws authorizing the imposition of criminal, civil and administrative penalties for filing false or fraudulent claims for reimbursement with government health care programs. These laws include the civil False Claims Act (“FCA”), which prohibits the filing of false claims in federal health care programs, including Medicaid, the TRICARE program for military dependents and retirees, and the Federal Employees Health Benefits Program. Substantial civil fines can be imposed for violating the FCA. Furthermore, to prove a violation of the FCA requires only that the government show that the individual or company that filed the false claim acted in “reckless disregard” of the truth or falsity of the claim, notwithstanding that there was no intent to defraud the government program and no actual knowledge that the claim was false (which are required to be shown to uphold a typical criminal conviction). The FCA also includes “whistleblower” provisions that permit private citizens to sue a claimant on behalf of the government and thereby share in any fines imposed under the law. In recent years, many cases have been brought against health care companies by such “whistleblowers,” which have resulted in the imposition of substantial fines on the companies involved. In addition, federal and state agencies that administer health care programs have at their disposal statutes, commonly known as the “civil money penalty laws,” that authorize substantial administrative fines and exclusion from government programs in any case where the individual or company that filed a false claim, or caused a false claim to be filed, knew or should have known that the claim was false or fraudulent. As under the FCA, it often is not necessary for the agency to show that the claimant had actual knowledge that the claim was false or fraudulent in order to impose these penalties. The civil and administrative penalty statutes are being applied in an increasingly broader range of circumstances. For example, government authorities often argue that claiming reimbursement for services that fail to meet applicable quality standards may, under certain circumstances, violate these statutes. Government authorities also often take the position that claims for services that were induced by kickbacks, Stark Law violations or other illicit marketing schemes are fraudulent and, therefore, violate the false claims statutes. If we or our affiliated professional contractors were excluded from any government-sponsored healthcare programs, not only would we be prohibited from submitting claims for reimbursement under such programs, but we also would be unable to contract with other healthcare providers, such as hospitals, to provide services to them.

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

Government Reimbursement Requirements

In order to participate in various state Medicaid programs, we and our affiliated practices must comply with stringent and often complex enrollment and reimbursement requirements. Moreover, different states impose differing standards for their Medicaid programs. While our compliance program requires that we and our affiliated practices adhere to the laws and regulations applicable to the government programs in which we participate, our failure to comply with these laws and regulations could negatively affect our business, financial condition and results of operations. See “Government Regulation-Fraud and Abuse Provisions”, “Government Regulation-Compliance Plan”, “Government Investigations” and “Other Legal Proceedings.”

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

Our business also could be adversely affected by reductions in or limitations of reimbursement amounts or rates under these government programs, reductions in funding of these programs or elimination of coverage for certain individuals or treatments under these programs, which may be implemented as a result of:

•	increasing budgetary and cost containment pressures on the health care industry generally;

•	new federal or state legislation reducing state Medicaid funding and reimbursements or increasing the proportion of state discretionary funding;

•	new state legislation mandating state Medicaid managed care or encouraging managed care organizations to provide benefits to Medicaid enrollees, thereby reducing Medicaid reimbursement payments to us;

•	state Medicaid waiver requests granted by the federal government, increasing discretion with respect to, or reducing coverage or funding for, certain individuals or treatments under Medicaid, even in the absence of new federal legislation;

•	increasing state discretion in Medicaid expenditures, which may result in decreased reimbursement for, or other limitations on, the services that we provide; or

•	other changes in reimbursement regulations, policies or interpretations that place material limitations on reimbursement amounts or coverage for services that we provide.

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

Medical Records Privacy Legislation

Numerous federal and state laws and regulations govern the collection, dissemination, use and confidentiality of patient health information, including the federal Health Insurance Portability and Accountability Act of 1996 and related rules (“HIPAA”), violations of which are punishable by monetary fines, civil penalties and, in some cases, criminal sanctions. As part of our medical record keeping, third-party billing, research and other services, we and our affiliated practices collect and maintain patient health information.

Pursuant to HIPAA, the Department of Health and Human Services (“DHHS”) has adopted standards to protect the privacy and security of health-related information. DHHS’s privacy standards became effective in April 2003 and apply to medical records and other individually identifiable health information used or disclosed by healthcare providers, hospitals, health plans and healthcare clearinghouses in any form, whether electronically, on paper, or orally. We have implemented privacy policies and procedures, including training programs, designed to ensure compliance with the HIPAA privacy regulations.

DHHS’s security standards became effective in April 2005 and require healthcare providers to implement administrative, physical and technical safeguards to protect the integrity, confidentiality and availability of electronically received, maintained or transmitted (including between us and our affiliated practices) individually identifiable health-related information. We have implemented security policies, procedures and systems designed to facilitate compliance with the HIPAA security regulations.

Environmental Regulations

Our health care operations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. Our outpatient and laboratory operations are subject to compliance with various other environmental laws, rules and regulations. Such compliance does not, and we anticipate that such compliance will not, materially affect our capital expenditures, financial position or results of operations.

Compliance Plan

We have adopted a Compliance Plan that reflects our commitment to complying with laws and regulations applicable to our business and meeting our ethical obligations in conducting our business. We believe our Compliance Plan provides a solid framework to meet this commitment, including:

•	a Chief Compliance Officer who reports to the Board of Directors on a regular basis;

•	a Compliance Committee consisting of our senior executives;

•	a formal internal audit function, including a Director of Internal Audit who reports to the Audit Committee on a regular basis;

•	our Code of Conduct, which is applicable to our employees, independent contractors, officers and directors;

•	our Code of Professional Conduct — Finance, which is applicable to our finance personnel, including our chief executive officer, chief financial officer, chief accounting officer and controller;

•	an organizational structure designed to integrate our compliance objectives into our corporate, regional and practice levels; and

•	education, monitoring and corrective action programs designed to establish methods to promote the understanding of our Compliance Plan and adherence to its requirements.

The foundation of our Compliance Plan is our Code of Conduct, which is intended to be a comprehensive statement of the ethical and legal standards governing the daily activities of our employees, affiliated professionals, independent contractors, officers and directors. All our personnel are required to abide by, and are given a thorough introduction to, our Code of Conduct. In addition, all employees and affiliated professionals are expected to report incidents that they believe in good faith may be in violation of our Code of Conduct. We maintain a toll-free hotline to permit individuals to report compliance concerns on an anonymous basis and obtain answers to questions about our Code of Conduct. Our Compliance Plan, including our Code of Conduct, is administered by our Chief Compliance Officer with oversight by our Chief Executive Officer and Board of Directors. We also have a Code of Professional Conduct-Finance, which is applicable to our finance personnel, including our Chief Executive Officer, Chief Financial Officer (who is also our Chief Accounting Officer), Vice President of Accounting and Finance and Controller. A copy of our Code of Conduct and our Code of Professional Conduct-Finance is available on our website, www.pediatrix.com. Any amendments or waivers to our Code of Professional Conduct — Finance will be disclosed on our website within four business days following the date of the amendment or waiver.

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

On February 8, 2006, we announced that we reached an agreement in principle on the amount of a financial settlement with federal and state authorities that would resolve the Medicaid, TRICARE and state billing investigations, subject to, among other things, completion of negotiation and approval of a final settlement agreement including a corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” as a result of this agreement in principle, our reserves relating to these matters were increased to $25.1 million. Despite the agreement in principle on the financial portion of the settlement, there can be no assurance that a final settlement agreement will be reached.

Currently, management cannot predict the timing or outcome of any of these pending investigations and inquiries and whether they will have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or the trading price of our common stock.

We also expect that additional audits, inquiries and investigations from government authorities and agencies will continue to occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations or the trading price of our common stock.

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

PROFESSIONAL AND GENERAL LIABILITY COVERAGE

We maintain professional and general liability insurance policies with third-party insurers on a claims-made basis, subject to deductibles, policy aggregates, exclusions, and other restrictions, in accordance with standard industry practice. We believe that our insurance coverage is appropriate based upon our claims experience and the nature and risks of our business. However, we cannot assure that any pending or future claim will not be successful or if successful will not exceed the limits of available insurance coverage.

Our business entails an inherent risk of claims of medical malpractice against our affiliated physicians and us. We contract and pay premiums for third-party professional liability insurance that indemnifies us and our affiliated health care professionals on a claims-made basis for losses incurred related to medical malpractice litigation. Professional liability coverage is required in order for our affiliated physicians to maintain hospital privileges. We self-insure our liabilities to pay deductibles under our professional liability insurance coverage through a wholly-owned captive insurance subsidiary. We record in our consolidated financial statements estimates for our liabilities for self-insured deductibles and claims incurred but not reported based on an actuarial valuation using historical loss patterns. Liabilities for claims incurred but not reported are not discounted. Because many factors can affect historical and future loss patterns, the determination of an appropriate reserve involves complex, subjective judgment, and actual results may vary significantly from estimates. If the deductibles and other amounts that we are actually required to pay materially exceed the estimates that have been reserved, our financial condition and results of operations could be materially adversely affected.

Our current professional liability insurance policy expires May 1, 2006 and we are currently reviewing our coverage options, which may include a higher self-insured retention. There can be no assurance that we will obtain substantially similar coverage upon expiration at acceptable costs and on favorable terms. Based upon current conditions in the insurance markets, we do not expect that our professional liability insurance premiums will increase significantly over prior periods.

EMPLOYEES AND PROFESSIONALS UNDER CONTRACT

In addition to the approximately 834 practicing physicians affiliated with us as of December 31, 2005, Pediatrix employed or contracted with approximately 521 other clinical professionals and 1,658 other full-time and part-time employees. None of our employees is a member of a labor union or subject to a collective bargaining agreement.

GEOGRAPHIC COVERAGE

We provide services in 32 states, including Alaska, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Indiana, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and West Virginia, and Puerto Rico. During 2005, approximately 58% of our net patient service revenue was generated by operations in our five largest states. Our operations in Texas accounted for approximately 29% of our net patient service revenue for the same period. Although we continue to seek to diversify the geographic scope of our operations, primarily through acquisitions of physician group practices, we may not be able to implement successfully or realize the expected benefits of any of these initiatives. Adverse changes or conditions affecting states in which our operations are concentrated, such as health care reforms, changes in laws and regulations, reduced Medicaid reimbursements or government investigations, may have a material adverse effect on our business, financial condition and results of operations.

SERVICE MARKS

We have registered the service marks “Pediatrix Medical Group,” “Obstetrix Medical Group,” “Pediatrix University” and the baby design logo, among others, with the United States Patent and Trademark Office. In addition, we have pending applications to register the trademarks and service marks for “Pediatrix Screening” and “Pediatrix University — A University Without Walls.”

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

ITEM 1A.   RISK FACTORS

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

State and federal statutes impose substantial penalties, including civil and criminal fines, exclusion from participation in government health care programs and imprisonment, on entities or individuals (including any individual corporate officers or physicians deemed responsible) that fraudulently or wrongfully bill governmental or other third-party payors for health care services. In addition, federal laws allow a private person to bring a civil action in the name of the United States government for false billing violations. See “Government Regulation — Fraud and Abuse”. We have agreed in principle on a financial settlement with respect to ongoing investigations by federal and state authorities related to our billing practices for services reimbursed by the Medicaid program nationwide, the Federal Employees Health Benefits Program and the TRICARE program for military dependents and retirees. The agreement in principle is subject to, among other things, completion of negotiation and approval of a final settlement agreement with relevant federal and state authorities, including a corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services. Therefore, there can be no assurance that a final settlement agreement will be reached. See “Government Investigations”. We believe that additional audits, inquiries and investigations from government agencies will continue to occur from time to time in the ordinary course of our business, which could result in substantial defense costs to us and a diversion of management’s time and attention. We cannot predict whether any such pending or future audits, inquiries or investigations, or the public disclosure of such matters, will have a material adverse effect on our business, financial condition, results of operations and the trading price of our common stock.

The health care industry is highly regulated and government authorities may determine that we have failed to comply with applicable laws or regulations.

The health care industry and physicians’ medical practices, including the health care and other services that we and our affiliated physicians provide, are subject to extensive and complex federal, state and local laws and regulations, compliance with which imposes substantial costs on us. Of particular importance are:

•	federal laws (including the federal False Claims Act) that prohibit entities and individuals from knowingly or recklessly making claims to Medicaid and other government programs, as well as third party payors, that contain false or fraudulent information;

•	a provision of the Social Security Act, commonly referred to as the “anti-kickback” law, that prohibits the knowing and willful offering, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration, in cash or in kind, in return for the referral or recommendation of patients for items and services covered, in whole or in part, by federal healthcare programs, such as Medicaid;

•	a provision of the Social Security Act, commonly referred to as the Stark Law, that, subject to limited exceptions, prohibits physicians from referring Medicaid patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including a compensation arrangement) with the entity;

•	a provision of the Social Security Act that imposes criminal penalties on healthcare providers who fail to disclose or refund known overpayments;

•	similar state law provisions pertaining to anti-kickback, fee-splitting, self-referral and false claims issues, which typically are not limited to relationships involving federal payors;

•	provisions of, and regulations relating to, the Health Insurance Portability and Accountability Act of 1996 that prohibit knowingly and willfully executing a scheme or artifice to defraud a healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	state laws that prohibit general business corporations from practicing medicine, controlling physicians’ medical decisions or engaging in certain practices, such as splitting fees with physicians;

•	federal and state laws that prohibit providers from billing and receiving payment from Medicaid for services unless the services are medically necessary, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered;

•	federal and state laws pertaining to the provision of services by non-physician practitioners, such as advanced nurse practitioners, physician assistants and other clinical professionals, physician supervision of such services, and reimbursement requirements that may be dependent on the manner in which the services are provided and documented;

•	federal laws that impose civil administrative sanctions for, among other violations, inappropriate billing of services to federally funded healthcare programs, inappropriately reducing hospital care lengths of stay for such patients, or employing individuals who are excluded from participation in federally funded healthcare programs; and

•	provisions of the federal Health Insurance Portability and Accountability Act of 1996 limiting how healthcare providers may use and disclose individually identifiable health information and the security measures taken in connection with that information and related systems, as well as similar state laws.

In addition, we believe that our business will continue to be subject to increasing regulation, the scope and effect of which we cannot predict. See “Government Regulation”.

We are currently and may in the future become the subject of regulatory or other investigations or proceedings, and our interpretations of applicable laws, rules and regulations may be challenged. For example, regulatory authorities or other parties may assert that our arrangements with our affiliated professional contractors constitute fee-splitting or the corporate practice of medicine and seek to invalidate these arrangements, which could have a material adverse effect on our business, financial condition, or results of operations and the trading price of our common stock. See “Government Regulation — Fee Splitting; Corporate Practice of Medicine”. Regulatory authorities or other parties also could assert that our relationships, including fee arrangements, among our affiliated professional contractors, hospital clients or referring physicians violate the anti-kickback, fee splitting or self-referral laws and regulations. See “Government Regulation — Fraud and Abuse Provisions” and “— Government Reimbursement Requirements”. Such investigations, proceedings and challenges could result in substantial defense costs to us and a diversion of management’s time and attention. In addition, violations of these laws are punishable by monetary fines, civil and criminal penalties, exclusion from participation in government-sponsored health care programs, and forfeiture of amounts collected in violation of such laws and regulations, any of which could have a material adverse effect on our business, financial condition, or results of operations and the trading price of our common stock.

We are subject to changes in private employer healthcare insurance and government-sponsored programs.

We believe that over the past several years there has been a general decline in private employers that offer healthcare insurance coverage to their employees, and for those employers who do offer healthcare insurance coverage, an increase in the required contributions from employees for coverage for them and their families. These trends could continue or accelerate and, as a consequence, the number of patients who are uninsured or participate in government-sponsored programs may increase. Payments received from government-sponsored programs are substantially less than payments received from managed care and other third party payors. A payor mix shift from managed care and other third party payors to government payors results in an increase in our estimated provision for contractual adjustments and uncollectibles and a corresponding decrease in our net patient service revenue. Further increases in the government component of our payor mix at the expense of other third-party payors could result in a significant reduction in our average reimbursement rates. Moreover, changes in eligibility requirements for government-sponsored programs could increase the number of patients who participate in such programs or the number of uninsured patients. In addition, private employers who offer healthcare insurance could change employee coverage by increasing patient responsibility amounts. These factors and events could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

Government programs or private insurers may limit, reduce or make retroactive adjustments to reimbursement amounts or rates.

A significant portion of our net patient revenue is derived from payments made by government-sponsored health care programs, principally Medicaid. These government programs, as well as private insurers, have taken and may continue to take steps, including a movement toward managed care, to control the cost, eligibility for, use and delivery of health care services as a result of budgetary constraints, cost containment pressures and other reasons, including those described above under “Government Regulation — Government Reimbursement Requirements”. As a result, payments from government programs or private payors may decrease significantly. Our business may be materially affected by limitations of or reductions in reimbursement amounts or rates or elimination of coverage for certain individuals or treatments. Moreover, because government programs generally provide for reimbursements on a fee schedule basis rather than on a charge-related basis, we generally cannot increase our revenues from these programs by increasing the amount we charge for our services. To the extent our costs increase, we may not be able to recover our increased costs from these programs and cost containment measures and market changes in non-governmental insurance plans have generally restricted our ability to recover, or shift to non-governmental payors, these increased costs. In addition, funds we receive from third-party payors are subject to audit with respect to the proper billing for physician and ancillary services and, accordingly, our revenue from these programs may be adjusted retroactively. Any retroactive adjustments to our reimbursement amounts could have a material effect on our financial condition, results of operations, and the trading price of our common stock.

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

We may not find suitable acquisition candidates or successfully integrate our acquisitions. Our acquisitions may affect our payor mix.

We have expanded and intend to continue to seek to expand our presence in new and existing metropolitan areas for us by acquiring established neonatal and maternal-fetal physician practice groups and other complementary pediatric subspecialty physician groups, such as, pediatric cardiologists, pediatric intensivists and pediatric hospitalists. We also intend to explore other strategic opportunities that are related to our physician and newborn screening services and in areas within health care that would allow us to benefit from our current business expertise. For example, we have been exploring opportunities within other hospital-based specialties that have operational characteristics that are similar to neonatology, such as anesthesiology. However, our acquisition strategy involves numerous risks and uncertainties, including:

•	We may not be able to identify suitable acquisition candidates or strategic opportunities or implement successfully or realize the expected benefits of any suitable opportunities. In addition, we compete for acquisitions with other potential acquirers, some of which may have greater financial or operational resources than we do. This competition may intensify due to the ongoing consolidation in the health care industry, which may increase our acquisition costs.

•	We may not be able to successfully integrate completed acquisitions, including our recent acquisitions. Integrating completed acquisitions into our existing operations involves numerous short-term and long-term risks, including diversion of our management’s attention, failure to retain key personnel, long-term value of acquired intangible assets and acquisition expenses. In addition, we may be required to comply with laws and regulations that may differ from those of the states in which our operations are currently conducted.

•	We cannot be certain that any acquired business will continue to maintain its pre-acquisition revenues and growth rates or be financially successful. In addition, we cannot be certain of the extent of any unknown or contingent liabilities of any acquired business, including liabilities for failure to comply with applicable laws, including laws relating to medical malpractice. We may incur material liabilities for past activities of acquired businesses.

•	We could incur or assume indebtedness and issue equity in connection with acquisitions. The issuance of shares of our common stock for an acquisition may result in dilution to our existing shareholders and, depending on the number of shares that we issue, the resale of such shares could affect the trading price of our common stock.

•	We may acquire businesses that derive a greater portion of their revenue from government-sponsored programs than what we recognize on a consolidated basis. These acquisitions could effect our overall payor mix in future periods.

•	Acquisitions of practices outside of our current areas could entail financial and operating risks not fully anticipated. Such acquisitions could divert management’s attention and our resources.

Federal and state laws that protect the privacy and security of patient health information may increase our costs and limit our ability to collect and use that information.

Numerous federal and state laws and regulations govern the collection, dissemination, use, security and confidentiality of patient-identifiable health information, including the federal Health Insurance Portability and Accountability Act of 1996 and related rules, or HIPAA. As part of our medical record keeping, third-party billing, research and other services, we collect and maintain patient health information in paper and electronic format. New patient health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we handle health care-related data and communicate with payors, and compliance with these standards could impose significant costs on us or limit our ability to offer services, thereby negatively impacting the business opportunities available to us. If we do not comply with existing or new laws and regulations related to patient health information we could be subject to monetary fines, civil penalties or criminal sanctions.

There may be federal and state health care reform, or changes in the interpretation of governmentsponsored health care programs.

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

We are dependent upon our ability to recruit and retain a sufficient number of qualified physicians to service existing units at hospitals and our affiliated practices, and expand our business. We compete with many types of health care providers, including teaching, research and government institutions and other practice groups, for the services of qualified physicians. We may not be able to continue to recruit new physicians or renew contracts with existing physicians on acceptable terms. If we do not do so, our ability to service existing or new hospitals units and staff existing or new office-based practices could be adversely affected.

A significant number of our affiliated physicians could leave our affiliated practices or our affiliated professional contractors may be unable to enforce the non-competition covenants of departed physicians.

Our affiliated professional contractors usually enter into employment agreements with our affiliated physicians which typically can be terminated without cause by any party upon prior written notice. In addition, substantially all of our affiliated physicians have agreed not to compete within a specified geographic area for a certain period after termination of employment. The law governing non-compete agreements and other forms of restrictive covenants varies from state to state. Although we believe that the non-competition and other restrictive covenants of our affiliated physicians are reasonable in scope and duration and therefore enforceable under applicable state law, courts and arbitrators in some states are reluctant to strictly enforce non-compete agreements and restrictive covenants applicable to physicians. If a substantial number of our affiliated physicians leave our affiliated practices or our affiliated professional contractors are unable to enforce the non-competition covenants in the employment agreements, our business, financial condition and results of operations could be materially adversely affected. We cannot predict whether a court or arbitration panel would enforce these covenants.

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

The reserves that we have established in respect of our professional liability losses are subject to inherent uncertainties and if a deficiency is determined this may lead to a reduction in our net earnings.

We have established reserves for losses and related expenses, which represent estimates involving actuarial projections, at a given point in time, of our expectations of the ultimate resolution and administration of costs of losses incurred in respect of professional liability risks for the amount of risk retained by us. Insurance reserves are inherently subject to uncertainty. Our reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions calculated by an independent actuary firm. The independent actuary firm will perform studies on projected ultimate losses at least annually. We use the actuarial estimates to establish reserves. Our reserves could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating reserves, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. Actual losses and related expenses may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. If our estimated reserves are determined to be inadequate, we will be required to increase reserves at the time the deficiency is determined.

We may write-off intangible assets, such as goodwill.

Our intangible assets, which consist primarily of goodwill related to our acquisitions, are subject to annual impairment testing. Under current accounting standards, goodwill is tested for impairment on an annual basis and we may be subject to impairment losses as circumstances after an acquisition change. If we record an impairment loss related to our goodwill, it could have a material adverse effect on our results of operations for the year in which the impairment is recorded.

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

We have historically experienced and expect to continue to experience quarterly fluctuations in net patient service revenue and net income. For example, we typically experience negative cash flow from operations in the first quarter of each year, principally as a result of bonus payments to affiliated physicians. In addition, a significant number of our employees and associated professional contractors (primarily affiliated physicians) exceed the level of taxable wages for social security during the first and second quarters. As a result, we incur a significantly higher payroll tax burden and our net income is lower during those quarters. Moreover, a lower number of calendar days are present in the first and second quarters of the year as compared to the remainder of the year. Because we provide services in the NICU on a 24-hour-a-day basis, 365 days a year, any reduction in service days will have a corresponding reduction in net patient service revenue. We also have significant fixed operating costs, including costs for our affiliated physicians, and as a result, are highly dependent on patient volume and capacity utilization of our affiliated physicians to sustain profitability. Quarterly results may also be impacted by the timing of acquisitions and any fluctuation in patient volume. As a result, our results of operations for any quarter are not indicative of results of operations for any future period or full year.

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

A significant portion of our net patient service revenue is derived from reimbursements from various third-party payors, including government-sponsored health care plans, private insurance plans and managed care plans, for services provided by our affiliated professional contractors. We are responsible for submitting reimbursement requests to these payors and collecting the reimbursements, and assume the financial risks relating to uncollectible and delayed reimbursements. In the current health care environment, payors continue their efforts to control expenditures for health care, including proposals to revise coverage and reimbursement policies. Due to the nature of our business and our participation in government and private reimbursement programs, we are involved from time to time in inquiries, reviews, audits and investigations by governmental agencies and private payors of our business practices, including assessments of our compliance with coding, billing and documentation requirements. We may be required to repay these agencies or private payors if a finding is made that we were incorrectly reimbursed, or we may be subjected to pre-payment reviews, which can be time-consuming and result in non-payment or delayed payment for the services we provide. We may also experience difficulties in collecting reimbursements because third-party payors may seek to reduce or delay reimbursements to which we are entitled for services that our affiliated physicians have provided. If we are not reimbursed fully and in a timely manner for such services or there is a finding that we were incorrectly reimbursed, our revenues, cash flows and financial condition could be materially adversely affected.

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

The health care industry is highly competitive and subject to continual changes in the methods by which services are provided and the manner in which health care providers are selected and compensated. Because our operations consist primarily of physician services provided within hospital-based units, primarily NICUs, we compete with other health care services companies and physician groups for contracts with hospitals to provide our services to patients. We also face competition from hospitals themselves to provide our services. Companies in other health care industry segments, some of which have greater financial and other resources than ours, may become competitors in providing neonatal, maternal-fetal and pediatric subspecialty care. We may not be able to continue to compete effectively in this industry, additional competitors may enter metropolitan areas where we operate, and this increased competition may have a material adverse effect on our business, financial condition and results of operations.

Unfavorable changes or conditions could occur in the states where our operations are concentrated.

A majority of our net patient service revenue in 2005 was generated by our operations in five states. In particular, Texas accounted for approximately 29% of our net patient service revenue in 2005. See “Geographic Coverage”. Adverse changes or conditions affecting these particular states, such as health care reforms, changes in laws and regulations, reduced Medicaid reimbursements and government investigations, may have a material adverse effect on our financial condition and results of operations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate office building, which we own, is located in Sunrise, Florida and contains approximately 80,000 square feet of office space. During 2005, we leased space in other facilities in various states for our business and medical offices, storage space and temporary housing of medical staff having an aggregate annual rent of approximately $9,420,000. See Note 11 to our Consolidated Financial Statements included in Item 8 of this Annual Report which is incorporated herein by reference. We believe that our facilities and equipment are in good condition in all material respects and sufficient for our present needs.

ITEM 3.	LEGAL PROCEEDINGS

The information required by this Item is included in and incorporated herein by reference to Item 1 of this Annual Report under “Government Investigations” and “Other Legal Proceedings.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the three months ended December 31, 2005.

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

Price Range of Common Stock

Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “PDX”. The high and low sales price for a share of our common stock for each quarter during our last two fiscal years is set forth below, as reported in the NYSE consolidated transaction reporting system:

	High	Low

2005
First Quarter	$69.54	$61.39
Second Quarter	76.38	64.50
Third Quarter	80.16	72.40
Fourth Quarter	91.38	72.33
2004
First Quarter	$64.15	$54.40
Second Quarter	71.62	60.50
Third Quarter	72.03	54.27
Fourth Quarter	65.60	51.90

As of March 1, 2006, we had approximately 163 holders of record of our common stock, and the closing sales price on that date for our common stock was $95.85 per share. We believe that the number of beneficial owners of our common stock is substantially greater than the number of record holders because a significant number of shares of our common stock is held through brokerage firms in “street name.”

Dividend Policy

We did not declare or pay any cash dividends on our common stock in 2005 or 2004, nor do we currently intend to declare or pay any cash dividends in the future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, results of operations, capital requirements, our general financial condition, general business conditions and contractual restrictions on payment of dividends, if any, as well as such other factors as our Board of Directors may deem relevant. Our revolving line of credit restricts our ability to declare and pay cash dividends. See Item 7 of this Annual Report under “Liquidity and Capital Resources.”

Issuer Purchases of Equity Securities

During the three months ended December 31, 2005, we repurchased approximately 588,000 shares of our common stock in connection with a $50 million repurchase program that was approved by our Board of Directors in November 2005 and completed in December 2005. All repurchases were made in open market transactions, subject to market conditions and trading restrictions.

				Approximate Dollar
			Total Number of Shares	Value of Shares that
			Purchased as Part of	May Yet Be
	Total Number of	Average Price	the Repurchase	Purchased Under the
Period	Shares Purchased	Paid Per Share	Program	Repurchase Program
				(In thousands)

October 1, 2005 to October 31, 2005	—	—	—	—
November 1, 2005 to November 30, 2005	186,300	$81.83	186,300	$34,756
December 1, 2005 to December 31, 2005	401,291	$86.61	401,291	—

Total	587,591		587,591

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data set forth as of and for each of the five years in the period ended December 31, 2005, have been derived from our audited Consolidated Financial Statements. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and the related notes included in Items 7 and 8, respectively, of this Annual Report.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share and other operating data)

Consolidated Income Statement Data:
Net patient service revenue(1)	$693,700	$619,629	$551,197	$465,481	$354,595

Operating expenses:
Practice salaries and benefits	393,137	350,354	310,778	263,165	197,581
Practice supplies and other operating expenses	27,678	24,254	18,588	15,791	14,297
General and administrative expenses	115,304	79,445	76,537	68,315	62,841
Depreciation and amortization	9,915	9,353	8,405	6,135	21,437

Total operating expenses	546,034	463,406	414,308	353,406	296,156

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share and other operating data)

Income from operations	147,666	156,223	136,889	112,075	58,439
Investment income	1,177	893	482	818	309
Interest expense	(2,262)	(1,295)	(1,372)	(1,156)	(2,538)

Income before income taxes	146,581	155,821	135,999	111,737	56,210
Income tax provision	57,544	57,542	51,671	42,961	25,782

Net income	$89,037	$98,279	$84,328	$68,776	$30,428

Per Share Data:
Net income per common share:
Basic	$3.83	$4.12	$3.55	$2.68	$1.44

Diluted	$3.72	$3.97	$3.43	$2.58	$1.36

Weighted average shares used in computing net income per common share:
Basic	23,242	23,831	23,742	25,622	21,159

Diluted	23,930	24,747	24,577	26,629	22,478

Other Operating Data:
Number of physicians at end of year	834	776	690	622	588
Number of births	629,948	567,794	522,612	501,832	450,205
NICU admissions	72,876	63,115	57,239	55,121	48,186
NICU patient days	1,347,064	1,195,936	1,087,753	983,733	804,293
Consolidated Balance Sheet Data:
Cash and cash equivalents	$11,192	$7,011	$27,896	$73,195	$27,557
Working capital (deficit)	(2,164)	21,180	24,512	79,555	34,381
Total assets	900,403	788,889	717,594	648,679	573,099
Total liabilities	208,612	217,858	145,216	100,681	94,247
Borrowings under line of credit	—	54,000	—	—	—
Long-term debt and capital lease obligations, including current maturities	1,504	1,312	1,864	2,489	3,206
Shareholders’ equity	691,791	571,031	572,378	547,998	478,852

(1)	The Company adds new physician practices as a result of acquisitions and the addition of new hospital contracts. In addition, the Company acquired an independent laboratory specializing in newborn metabolic screening in May 2003. The increase in net patient service revenue related to acquisitions (including our acquisition of Magella in May 2001) and the addition of new hospital contracts was approximately $41.1 million, $37.6 million, $30.1 million, $69.8 million and $86.6 million for the years ended December 31, 2005, 2004, 2003, 2002, and 2001, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 8 of this Annual Report. This discussion contains forward-looking statements. Please see Item 1A of this Annual Report, entitled “Risk Factors”, for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. The operating results for the periods presented were not significantly affected by inflation.

OVERVIEW

Pediatrix is the nation’s leading health care services company focused on physician services for newborn, maternal-fetal and other pediatric subspecialty care. Our national network is comprised of approximately 834 affiliated physicians, including 644 neonatal physician specialists who provide clinical care in 32 states and Puerto Rico, primarily within hospital-based NICUs, to babies born prematurely or with medical complications. Our affiliated neonatal physician specialists staff and manage clinical activities at more than 240 hospitals, and our 86 affiliated maternal-fetal medicine subspecialists provide care to expectant mothers experiencing complicated pregnancies in many areas where our affiliated neonatal physicians practice. Our network includes other pediatric subspecialists, including 47 pediatric cardiologists, 41 pediatric intensivists and 16 pediatric hospitalists. In addition, we believe that we are the nation’s largest provider of hearing screens to newborns and the nation’s largest private provider of metabolic screening services to newborns.

On February 8, 2006, we announced that we reached an agreement in principle on the amount of a financial settlement with respect to ongoing investigations by federal and state authorities related to our billing practices for services reimbursed by the Medicaid program nationwide, the Federal Employees Health Benefits Program, and the TRICARE Program for military dependents and retirees. The agreement in principle is subject to, among other things, completion of negotiation and approval of a final settlement agreement with the relevant federal and state authorities, including a corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” our reserves relating to these matters were increased by $20.9 million during the year ended December 31, 2005 to $25.1 million at December 31, 2005.

During 2005, our Board of Directors awarded approximately 339,000 shares of restricted stock to key employees under the Company’s 2004 Incentive Compensation Plan. Thus, for the year ended December 31, 2005, we incurred equity-based compensation expense as discussed in Note 9 to the Consolidated Financial Statements. In prior periods, stock option awards, which did not require us to recognize equity-based compensation expense in our Consolidated Statements of Income, were the only form of equity-based compensation used by our Board of Directors. Accordingly, our results of operations for the years ended December 31, 2004 and 2003 do not reflect any equity-based compensation expense.

During 2005, we acquired 13 physician group practices, consisting of 10 neonatal practices and three pediatric cardiology practices.

Geographic Coverage and Payor Mix

During 2005, 2004 and 2003, approximately 58%, 59% and 60%, respectively, of our net patient service revenue was generated by operations in our five largest states. Over those same periods, our operations in Texas accounted for approximately 29%, 28% and 31% of our net patient service revenue. Although we continue to seek to diversify the geographic scope of our operations, primarily through acquisitions of physician group practices, we may not be able to implement successfully or realize the expected benefits of any of these initiatives. Adverse changes or conditions affecting states in which our operations are concentrated, such as health care reforms, changes in laws and regulations, reduced Medicaid reimbursements, or government investigations, may have a material adverse effect on our business, financial condition and results of operations.

We bill payors for professional services provided by our affiliated physicians to our patients based upon rates for specific services provided. Our billed charges are substantially the same for all parties in a particular geographic area regardless of the party responsible for paying the bill for our services. We determine our net patient service revenue based upon the difference between our gross fees for services and our estimated ultimate collections from payors. Net patient service revenue differs from gross fees due to (i) Medicaid reimbursements at government-established rates, (ii) managed care payments at contracted rates, (iii) various reimbursement plans and negotiated reimbursements from other third parties, and (iv) discounted and uncollectible accounts of private-pay patients.

Our payor mix is comprised of government (principally Medicaid), contracted managed care, other third parties and private-pay patients. We benefit from the fact that most of the medical services provided in the NICU are classified as emergency services, a category typically classified as a covered service by managed care payors. In addition, we benefit when patients are covered by Medicaid, despite Medicaid’s lower reimbursement rates as compared with other payors, because typically these patients would not otherwise be able to pay for services due to lack of insurance coverage.

The following is a summary of our payor mix, expressed as a percentage of net patient service revenue, exclusive of administrative fees, for the periods indicated:

	Years Ended December 31,
	2005	2004	2003

Government	27%	27%	25%
Contracted managed care	59%	60%	58%
Other third parties	13%	12%	16%
Private-pay patients	1%	1%	1%

	100%	100%	100%

The payor mix shown above is not necessarily representative of the amount of services provided to patients covered under these plans. For example, services provided to patients covered under government programs for the years ended December 31, 2005, 2004, and 2003 represented 54%, 52% and 48% of our total gross patient service revenue but only 27%, 27% and 25% of our net patient service revenue, respectively.

The increase in the government component of our gross patient service revenue payor mix during 2005 is the result of an increase in the number of patients enrolled in government-sponsored programs. Payments received from government-sponsored programs are substantially less than payments received from managed care and other third party payors. A payor mix shift from managed care and other third party payors to government payors results in an increase in our estimated provision for contractual adjustments and uncollectibles and a corresponding decrease in our net patient service revenue. Further increases in the government component of our payor mix at the expense of other third-party payors could result in a significant reduction in our average reimbursement rates, and in the absence of increased patient volume or improved reimbursement from contracted managed care or other third parties, could have a material adverse effect on our business, financial condition and results of operations. See Item 1A — Risk Factors — “Government programs or private insurers may limit, reduce or make retroactive adjustments to reimbursement amounts or rates.”

Quarterly Results

The table below presents certain unaudited quarterly financial data for each of the quarters in the years ended December 31, 2005 and 2004. This information has been prepared on the same basis as our Consolidated Financial Statements contained in Item 8 of this Annual Report and includes, in our opinion, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with our Consolidated Financial Statements and the related notes. We have historically experienced and expect to continue to experience quarterly fluctuations in net patient service revenue and net income. These fluctuations are primarily due to the following factors:

•	A significant number of our employees and our associated professional contractors, primarily physicians, exceed the level of taxable wages for social security during the first and second quarters of the year. As a result, we incur a significantly higher payroll tax burden and our net income is lower during those quarters.

•	There is a lower number of calendar days in the first and second quarters of the year as compared to the remainder of the year. Because we provide services in NICUs on a 24-hour basis, 365 days a year, any reduction in service days will have a corresponding reduction in net patient service revenue.

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

	2005 Quarters				2004 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
			(In thousands, except for per share data)

Net patient service revenue	$164,150	$173,756	$178,099	$177,695	$148,116	$152,187	$158,333	$160,993

Operating expenses:
Practice salaries and benefits(1)	97,803	98,157	99,062	98,115	86,475	83,881	88,592	91,406
Practice supplies and other operating expenses	6,250	6,844	7,015	7,569	5,351	5,960	5,895	7,048
General and administrative expenses(1) (2)	28,129	22,349	24,870	39,956	19,847	19,606	20,002	19,990
Depreciation and amortization	2,647	2,529	2,339	2,400	2,363	2,337	2,298	2,355

Total operating expenses	134,829	129,879	133,286	148,040	114,036	111,784	116,787	120,799

Income from operations	29,321	43,877	44,813	29,655	34,080	40,403	41,546	40,194
Other income (expense), net	(663)	(647)	(100)	325	(110)	(188)	(202)	98

Income before income taxes	28,658	43,230	44,713	29,980	33,970	40,215	41,344	40,292
Income tax provision	10,675	16,103	16,656	14,110	12,654	14,980	15,401	14,507

Net income	$17,983	$27,127	$28,057	$15,870	$21,316	$25,235	$25,943	$25,785

Per share data:
Net income per common and common equivalent share:
Basic	$0.79	$1.17	$1.20	$0.67	$0.89	$1.03	$1.08	$1.13

Diluted	$0.77	$1.14	$1.16	$0.65	$0.85	$0.99	$1.04	$1.10

(1)	During the third and fourth quarters of 2005, we recorded equity-based compensation of $4.7 million and $5.5 million, respectively, related to awards of restricted stock. See Note 9 to the Consolidated Financial Statements.

(2)	During the first and fourth quarters of 2005, we recorded increases of $6.0 million and $14.9 million, respectively, in our estimated liability reserve as a result of an agreement in principle regarding a financial settlement with respect to ongoing investigations by federal and state authorities related to our billing practices for services reimbursed by the Medicaid program nationwide, the Federal Employees Health Benefits Program, and the TRICARE Program. See “Application of Critical Accounting Policies and Estimates — Government Investigations” below.

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

Revenue Recognition

We recognize patient service revenue at the time services are provided by our affiliated physicians. Almost all of our patient service revenue is reimbursed by state Medicaid programs and third party insurance payors. Payments for services rendered to our patients are generally less than billed charges. We monitor our revenue and receivables from these sources and record an estimated contractual allowance to properly account for the anticipated differences between billed and reimbursed amounts. Accordingly, patient service revenue is presented net of an estimated provision for contractual adjustments and uncollectibles. Management estimates allowances for contractual adjustments and uncollectibles on accounts receivable based upon historical experience and other factors, including days sales outstanding (“DSO”) for accounts receivable, evaluation of expected adjustments and delinquency rates, past adjustments and collection experience in relation to amounts billed, an aging of accounts receivable, current contract and reimbursement terms, changes in payor mix and other relevant information. Contractual adjustments result from the difference between the physician rates for services performed and the reimbursements by government-sponsored health care programs and insurance companies for such services. The evaluation of these historical and other factors involves complex, subjective judgments. We believe that evaluating DSO is a key factor in evaluating the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. As of December 31, 2005, our DSO was 57.8 days and we had approximately $330.9 million in gross accounts receivable outstanding. Considering the outstanding balance, a one percentage point change in our estimated collection rate would result in an impact to net patient service revenue of approximately $3.3 million. Our net patient service revenue, net income and operating cash flows, may be materially and adversely affected if actual adjustments and uncollectibles exceed management’s estimated provisions as a result of changes in these factors. In addition, we are subject to audits of our billing by Medicaid and other third party payors (see “Government Investigations” below and Note 11 to our Consolidated Financial Statements included in Item 8 of this Annual Report).

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

Goodwill

We record acquired assets, including identifiable intangible assets, and liabilities at their respective fair values, recording to goodwill the excess of cost over the fair value of the net assets acquired. In accordance with the provisions of Statement of Financial Accounting Standards, No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets,” no goodwill amortization was recorded for the years ended December 31, 2005 and 2004. See Note 2 to our Consolidated Financial Statements included in Item 8 of this Annual Report.

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

On February 8, 2006, we announced that we reached an agreement in principle on the amount of a financial settlement with federal and state authorities, subject to, among other things, completion of negotiation and approval of a final settlement agreement, including a corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services. In accordance with Statement of Financial Accounting Standards

No. 5, “Accounting for Contingencies,” as a result of this agreement in principle, our reserves relating to these matters were increased to $25.1 million. Despite the agreement in principle on the financial portion of the settlement, there can be no assurance that a final settlement agreement will be reached.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain information related to our operations expressed as a percentage of our net patient service revenue (patient billings net of contractual adjustments and uncollectibles, and including administrative fees):

	Years Ended December 31,
	2005	2004	2003

Net patient service revenue	100%	100%	100%

Operating expenses:
Practice salaries and benefits	56.7	56.6	56.4
Practice supplies and other operating expenses	4.0	3.9	3.4
General and administrative expenses	16.6	12.8	13.9
Depreciation and amortization	1.4	1.5	1.5

Total operating expenses	78.7	74.8	75.2

Income from operations	21.3	25.2	24.8
Other expense, net	(.2)	(.1)	(.1)

Income before income taxes	21.1	25.1	24.7
Income tax provision	8.3	9.2	9.4

Net income	12.8%	15.9%	15.3%

Year Ended December 31, 2005 as Compared to Year Ended December 31, 2004

Our net patient service revenue increased $74.1 million, or 12.0%, to $693.7 million for the year ended December 31, 2005, as compared to $619.6 million in 2004. Of this $74.1 million increase, $41.1 million, or 55.5%, was primarily attributable to revenue generated from acquisitions completed during 2004 and 2005. Same unit net patient service revenue increased $33.0 million, or 5.6%, for the year ended December 31, 2005. The change in same unit net patient service revenue was primarily the result of: (i) increased revenue of approximately $16.8 million from a 4.0% increase in neonatal intensive care unit patient days; (ii) increased revenue of approximately $15.0 million from volume growth in pediatric cardiology services, maternal-fetal services, metabolic screening services and other services, including hearing screens and newborn nursery services provided by existing practices; (iii) increased revenue of approximately $2.8 million related to greater hospital contract administrative fees due to expanded services in existing practices; and (iv) a net decrease in revenue of approximately $1.6 million due to a decline in revenue caused by a greater percentage of our patients being enrolled in government-sponsored programs partially offset by improved managed care contracting and the flow through of revenue from modest price increases. Payments received from government-sponsored programs are substantially less than payments received from commercial insurance payors for equivalent services. This shift in our payor mix resulted in an increase in our estimated provision for contractual adjustments and uncollectibles for the year ended December 31, 2005 as compared to the same period in 2004. Same units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased $42.7 million, or 12.2%, to $393.1 million for the year ended December 31, 2005, as compared to $350.4 million in 2004. The increase was primarily attributable to: (i) costs associated with new physicians and other staff of $36.2 million to support acquisition related growth and volume growth at existing units; (ii) an increase in incentive compensation of $4.3 million as a result of same unit growth and operational improvements at the physician practice level; and (iii) equity-based compensation of $2.2 million related to awards of restricted stock made to key regional operating employees during 2005.

Practice supplies and other operating expenses increased $3.4 million, or 14.1%, to $27.7 million for the year ended December 31, 2005, as compared with $24.3 million in 2004. The increase was attributable to: (i) professional services of approximately $1.3 million primarily related to new physician practices; (ii) rent and other maintenance costs of approximately $1.0 million related to practices acquired during 2005 and 2004; (iii) laboratory and other supply costs of approximately $540,000 related to the growth of our metabolic screening laboratory and our acquisition of office-based cardiology and maternal-fetal practices during 2005 and 2004; and (iv) insurance and other costs of approximately $530,000.

General and administrative expenses include all salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions. General and administrative expenses increased $35.9 million, or 45.1%, to $115.3 million for the year ended December 31, 2005, as compared to $79.4 million in 2004. This $35.9 million increase is primarily attributable to: (i) a $20.9 million increase in our estimated liability reserve as a result of an agreement in principle on a financial settlement relating to our national Medicaid and TRICARE investigation; (ii) equity-based compensation of $8.0 million related to awards of restricted stock made to key corporate administrative employees during 2005; and (iii) a $7.0 million increase in salaries and benefits and other general and administrative expenses associated with the continued growth of the Company. As a percentage of revenue, general and administrative expenses were 16.6% for the year ended December 31, 2005, as compared to 12.8% for the same period in 2004. The net increase in our general and administrative expenses as a percentage of revenue of 3.8 percentage points is due to the $20.9 million increase in our estimated liability reserve for the national Medicaid and TRICARE investigation and the $8.0 million of equity-based compensation related to awards of restricted stock.

Depreciation and amortization expense increased by $562,000, or 6.0%, to $9.9 million for the year ended December 31, 2005, as compared to $9.4 million in 2004. This increase is primarily attributable to amortization of identifiable intangible assets related to our acquisitions.

Income from operations decreased $8.6 million, or 5.5%, to $147.7 million for the year ended December 31, 2005, as compared to $156.2 million in 2004. Our operating margin decreased to 21.3% for the year ended December 31, 2005, as compared to 25.2% for the same period in 2004. The change in our operating margin is primarily attributable to: (i) the $20.9 million increase in our estimated liability reserve for the national Medicaid and TRICARE investigation; (ii) equity-based compensation of $10.2 million related to awards of restricted stock made to key employees during 2005; and (iii) an offsetting improvement in our operating margin due to the effective management of general and administrative expenses as we grew our operations in 2005.

We recorded net interest expense of $1.1 million for the year ended December 31, 2005, as compared to net interest expense of $402,000 in 2004. The increase in net interest expense is primarily due to increased borrowings under our revolving credit facility (“Line of Credit”) to fund acquisitions made during the year ended December 31, 2005 and the fourth quarter of 2004 and to repurchase shares of our common stock during the fourth quarter of 2004. Interest expense for the year ended December 31, 2005 consisted primarily of interest charges, commitment fees and amortized debt costs associated with our Line of Credit.

Our effective income tax rates were 39.3% and 36.9% for the years ended December 31, 2005 and 2004, respectively. The increase in our effective rate for the year ended December 31, 2005 is primarily due to the non-deductibility of a portion of the increase in our estimated reserve related to the agreement in principle on a financial settlement of our pending national Medicaid and TRICARE investigation.

Net income decreased to $89.0 million for the year ended December 31, 2005, as compared to $98.3 million in 2004. Net income for the year ended December 31, 2005 reflects the $16.1 million after-tax impact of the adjustment relating to the agreement in principle on a financial settlement of our pending national Medicaid and TRICARE investigation and the $6.4 million after-tax impact of equity-based compensation expense related to awards of restricted stock.

Diluted net income per common and common equivalent share was $3.72 on weighted average shares of 23.9 million for the year ended December 31, 2005, as compared to $3.97 on the weighted average shares of 24.7 million in 2004. Diluted net income per common and common equivalent share of $3.72 for the year ended December 31, 2005 includes the impact of the adjustment related to the agreement in principle on a financial settlement of our pending national Medicaid and TRICARE investigation and the impact of equity-based compensation related to awards of restricted stock. The net decrease in weighted average shares outstanding was primarily due to the impact of shares repurchased during 2005 and 2004 offset in part by the exercise of employee stock options, the impact of restricted stock awards and the issuance of shares under our employee stock purchase plans.

Year Ended December 31, 2004 as Compared to Year Ended December 31, 2003

Our net patient service revenue increased $68.4 million, or 12.4%, to $619.6 million for the year ended December 31, 2004, as compared to $551.2 million in 2003. Of this $68.4 million increase, $37.6 million, or 55.0%, was primarily attributable to revenue generated from acquisitions completed during 2003 and 2004. Same unit net patient service revenue increased $30.8 million, or 5.9%, for the year ended December 31, 2004. The increase in same unit net patient service revenue was primarily the result of: (i) increased revenue of approximately $16.6 million from a 4.4% increase in neonatal intensive care unit patient days; (ii) increased revenue of approximately $9.3 million from volume growth in maternal-fetal services and other services including hearing screens and newborn nursery services provided by existing practices; and (iii) increased revenue of approximately $4.9 million from improved pricing for our patient services due to modest price increases and improved managed care contracting. The increase in pricing was lower than anticipated due to an increase in the percentage of our patients enrolled in government-sponsored programs during 2004. Payments received from government-sponsored programs are substantially less than payments received from commercial insurance payors. This shift in our payor mix resulted in an increase in our estimated provision for contractual adjustments and uncollectibles and a corresponding decrease in our same unit net patient service revenue. Same units are those units at which we provided services for the entire current period and the entire comparable period.

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

Practice supplies and other operating expenses increased $5.7 million, or 30.5%, to $24.3 million for the year ended December 31, 2004, as compared to $18.6 million in 2003. The increase was primarily attributable to: (i) laboratory and other supply costs of approximately $1.8 million related to our acquisition of a metabolic screening laboratory in May 2003 and our acquisitions of office-based maternal-fetal and cardiology practices during 2003 and 2004; (ii) rent and other maintenance costs of approximately $1.7 million related to practices acquired during 2003 and 2004; and (iii) professional services and other costs of approximately $1.1 million to support new and existing physician practices.

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

Income from operations increased $19.3 million, or 14.1%, to $156.2 million for the year ended December 31, 2004, as compared to $136.9 million in 2003. Our operating margin increased 38 basis points to 25.2% for the year ended December 31, 2004, as compared to 24.8% in 2003. The increase in operating margin is directly attributable to a reduction in general and administrative expenses as a percentage of revenue.

We recorded net interest expense of $402,000 for the year ended December 31, 2004, as compared to net interest expense of $890,000 in 2003. The decrease in net interest expense is primarily due to the recognition of interest income in 2004 in the amount of $360,000 related to a state income tax refund. Interest expense for the year ended December 31, 2004 consisted primarily of interest charges, commitment fees and amortized debt costs associated with our Line of Credit.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, we had approximately $11.2 million of cash and cash equivalents on hand as compared to $7.0 million at December 31, 2004. Additionally, we had a working capital deficit of approximately $2.2 million at December 31, 2005, a decrease of $23.4 million from working capital of $21.2 million at December 31, 2004.

We generated cash flow from operating activities of $162.4 million, $123.8 million and $118.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in cash flow from operating activities in 2005 is primarily due to improved year-over-year operating results excluding the $10.2 million non-cash impact of equity-based compensation related to restricted stock and changes in our working capital components. Our significant working capital component changes relate primarily to accounts receivable, accounts payable and accrued expenses, and income taxes payable.

During the year ended December 31, 2005, accounts receivable increased by $3.9 million due to the continued growth in our net patient service revenue while our days sales outstanding or “DSO” declined from 61.6 at December 31, 2004 to 57.8 at December 31, 2005. During the same period, we realized increased cash flows from operating activities of $35.8 million due to an increase in accounts payable and accrued expenses. This increase is primarily related to a $20.9 million increase in our estimated liability reserves related to the agreement in principle on a financial settlement of our pending national Medicaid and TRICARE investigation, growth in our accrual for professional liability risks of $7.4 million, and an increase in accrued salaries and bonuses of $7.1 million. Additionally, we realized an increase in our cash flows from operating activities related to income taxes payable of $19.8 million. This increase is associated with the deferral of income for tax purposes.

Our accounts receivable are principally due from government payors, managed care payors and other third party insurance payors. We track our collections from these sources, monitor the age of our accounts receivable, and make all reasonable efforts to collect outstanding accounts receivable through our systems, processes and personnel at our corporate and regional billing and collection offices. We use customary collection practices, including the use of outside collection agencies for accounts receivable due from private-pay patients when appropriate. Almost all of our accounts receivable adjustments consist of contractual adjustments due to the difference between gross amounts billed and the amounts allowed by our payors. Any amounts written-off related to private-pay patients are based on the specific facts and circumstances related to each individual patient account.

We maintain professional liability insurance policies with third-party insurers, subject to deductibles, exclusions and other restrictions. We self-insure our liabilities to pay deductibles under our professional liability insurance coverage through a wholly-owned captive insurance subsidiary. We record a liability for self-insured deductibles and an estimate of liabilities for claims incurred but not reported based on an actuarial valuation using historical loss patterns. Our current professional liability insurance policy expires May 1, 2006, and we are currently reviewing our coverage options, which could include higher self-insured deductibles and an increase in premium costs. We may not be able to obtain substantially similar coverage for professional liability insurance upon expiration or such coverage may not be available at acceptable costs or on favorable terms.

The increase in our accrued salaries and bonuses of $7.1 million is attributable to the growth in our physician incentive compensation program due to same unit growth and operational improvements at the physician practice level. A large majority of our affiliated physicians participate in this performance-based incentive compensation program and almost all of the payments due under the program are made annually in the first quarter. As a result, we typically experience negative cash flow from operations in the first quarter of each year and we are required to fund our operations during this period with cash on hand or funds borrowed under our Line of Credit.

On March 11, 2005, we exercised an option under our Line of Credit to increase the aggregate commitments thereunder from $150 million to $225 million. Our Line of Credit matures in July 2009 and includes a $25 million subfacility for the issuance of letters of credit. At our option, the Line of Credit bears interest at (i) the base rate (defined as the higher of the Federal Funds Rate plus .5% or the Bank of America prime rate) or (ii) the Eurodollar rate plus an applicable margin rate ranging from .75% to 1.75% based on our consolidated leverage ratio. The Line of Credit is collateralized by substantially all of our assets. We are subject to certain covenants and restrictions specified in the Line of Credit, including covenants that require us to maintain a minimum level of net worth and that restrict us from paying dividends and making certain other distributions as specified therein. Failure to comply with these covenants and restrictions would constitute an event of default under our Line of Credit, notwithstanding our ability to meet our debt service obligations. Our Line of Credit includes various customary remedies for our lenders following an event of default. At December 31, 2005, we believe we were in compliance with the financial covenants and other restrictions applicable to us under the Line of Credit. At December 31, 2005, we had no outstanding principal balance under our Line of Credit and outstanding letters of credit which reduced the amount available thereunder by $16.0 million.

The exercise of employee stock options and the purchase of our common stock by employees participating in our employee stock purchase plans generated cash proceeds of $51.4 million, $33.7 million and $27.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. Since stock option exercises and purchases under these plans are dependent on several factors, including the market price of our common stock, we cannot predict the timing and amount of any future proceeds.

During 2005, cash generated from our operating and financing activities along with cash on hand were used to fund the acquisition of 13 physician group practices for $91.9 million, pay off the outstanding principal balance on our Line of Credit of $54.0 million, repurchase shares of our common stock at an aggregate purchase price of $50 million, and fund capital expenditures in the amount of $7.9 million. Our physician group practice acquisitions consisted of 10 neonatal practices and three pediatric cardiology practices. Our capital expenditures were for medical equipment at our office-based physician practices and computer and office equipment, software, furniture and other improvements at our corporate and regional offices.

During the year ended December 31, 2005, we completed a $50 million share repurchase program by repurchasing approximately 588,000 shares of our common stock as authorized by our Board of Directors in November 2005. During 2004, we completed share repurchase programs for $150 million as authorized by our Board of Directors in May, August and September 2004. All repurchases were made in open market transactions, subject to market conditions and trading restrictions. Our Board of Director’s has not approved any additional stock repurchase programs for 2006. The approval of any additional programs is subject to several factors, including the amount of cash generated from operations, the timing and extent of acquisitions, the amount outstanding under our Line of Credit and the trading price of our common stock.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our Line of Credit, will be sufficient to finance our working capital requirements, fund anticipated acquisitions and capital expenditures, pay the settlement amount pursuant to our agreement in principle relating to our national Medicaid and TRICARE investigation and meet our contractual obligations as described below for at least the next 12 months. During 2006, we plan to invest $90 million to $100 million in acquisitions.

CONTRACTUAL OBLIGATIONS

At December 31, 2005, we had certain obligations and commitments under promissory notes, capital leases and operating leases totaling approximately $27.0 million as follows:

	Payments Due
			2007	2009	2011
Obligation	Total	2006	and 2008	and 2010	and Later
	(In thousands)

Promissory notes	$1,100	$600	$500	$—	$—
Capital leases	404	282	122	—	—
Operating leases	25,506	9,290	9,263	4,892	2,061

	$27,010	$10,172	$9,885	$4,892	$2,061

Certain of our acquisition agreements contain earn-out and contingent purchase price provisions based on productivity targets and other performance measures. Potential payments under these provisions are not contingent upon the future employment of the sellers. The amount of the payments due under these provisions cannot be determined until the specific targets or measures are attained. In one case, the sellers are eligible for annual earn-out payments over a three year period based on the growth in profitability of the physician practice with no stated limit on the annual payment amount. Under all other contingent purchase price provisions, payments of up to $14.0 million may be due through 2009 as of December 31, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2005, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ACCOUNTING MATTERS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (“FAS 123R”) “Share-Based Payment.” This statement is a revision to FAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FAS No. 95, “Statement of Cash Flows.” This statement requires companies to expense the cost of employee services received in exchange for an award of equity instruments, including stock options. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements with respect to these equity arrangements. This statement is effective for the first annual reporting period that begins after June 15, 2005.

As permitted by FAS 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, we generally recognize no compensation costs for employee stock options. The adoption of FAS 123R will have a significant impact on our results of operations, although it will have no impact on our overall financial position. We will adopt the provisions of FAS 123R effective January 1, 2006.

Equity-based compensation expense calculated under FAS 123R for previously issued stock options is expected to impact our results of operations by approximately $2.5 million for the year ended December 31, 2006.

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“FAS 154”), “Accounting Changes and Error Corrections.” FAS 154 replaces APB Opinion No. 20, “Accounting Changes” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and that the correction of errors in previously issued financial statements be termed a restatement. FAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a material impact on our Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Line of Credit and an aircraft operating lease agreement are subject to market risk and interest rate changes. The Line of Credit bears interest at our option at (i) the base rate (defined as the higher of the Federal Funds Rate plus .5% or the Bank of America prime rate) or (ii) the Eurodollar rate plus an applicable margin rate ranging from .75% to 1.75% based on our consolidated leverage ratio. The aircraft operating lease bears interest at a LIBOR-based variable rate. There was no outstanding principal balance under our Line of Credit at December 31, 2005. However, for every $10 million outstanding on our Line of Credit, a 1% change in interest rates would result in an impact to income before income taxes of $100,000 per year. The outstanding balance related to the aircraft operating lease totaled approximately $4.4 million at December 31, 2005. Considering the total outstanding balance under the aircraft operating lease at December 31, 2005 of approximately $4.4 million, a 1% change in interest rates would result in an impact to income before income taxes of approximately $44,000 per year.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements and Financial Statement Schedule of Pediatrix Medical Group, Inc. and its subsidiaries are included in this Annual Report on the pages set forth below:

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of
Pediatrix Medical Group, Inc.:

We have completed integrated audits of Pediatrix Medical Group, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Pediatrix Medical Group, Inc. (the “Company”) and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Tampa, Florida
March 3, 2006

PEDIATRIX MEDICAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$11,192	$7,011
Short-term investments	10,920	9,961
Accounts receivable, net	111,725	107,860
Prepaid expenses	4,459	4,766
Deferred income taxes	24,400	20,166
Other assets	1,928	2,470

Total current assets	164,624	152,234
Investments	4,071	—
Property and equipment, net	27,855	26,621
Goodwill	680,097	588,874
Other assets, net	23,756	21,160

Total assets	$900,403	$788,889

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$164,749	$128,991
Current portion of long-term debt and capital lease obligations	882	619
Income taxes payable	1,157	1,444

Total current liabilities	166,788	131,054

Line of credit	—	54,000
Long-term debt and capital lease obligations	622	693
Deferred income taxes	30,830	24,052
Deferred compensation	10,372	8,059

Total liabilities	208,612	217,858

Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 50,000 shares authorized; 23,729 and 22,526 shares issued and outstanding, respectively	237	225
Additional paid-in capital	456,852	370,847
Unearned compensation	(15,621)	—
Retained earnings	250,323	199,959

Total shareholders’ equity	691,791	571,031

Total liabilities and shareholders’ equity	$900,403	$788,889

The accompanying notes are an integral part of these Consolidated Financial Statements.

PEDIATRIX MEDICAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except for per share
	data)

Net patient service revenue	$693,700	$619,629	$551,197

Operating expenses:
Practice salaries and benefits	393,137	350,354	310,778
Practice supplies and other operating expenses	27,678	24,254	18,588
General and administrative expenses	115,304	79,445	76,537
Depreciation and amortization	9,915	9,353	8,405

Total operating expenses	546,034	463,406	414,308

Income from operations	147,666	156,223	136,889
Investment income	1,177	893	482
Interest expense	(2,262)	(1,295)	(1,372)

Income before income taxes	146,581	155,821	135,999
Income tax provision	57,544	57,542	51,671

Net income	$89,037	$98,279	$84,328

Per share data:
Net income per common and common equivalent share:
Basic	$3.83	$4.12	$3.55

Diluted	$3.72	$3.97	$3.43

Weighted average shares used in computing net income per common and common equivalent share:
Basic	23,242	23,831	23,742

Diluted	23,930	24,747	24,577

The accompanying notes are an integral part of these Consolidated Financial Statements.

PEDIATRIX MEDICAL GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional			Total
	Number of		Paid-in	Unearned	Retained	Shareholders’
	Shares	Amount	Capital	Compensation	Earnings	Equity
	(In thousands)

Balance at December 31, 2002	25,314	$253	$367,743	$—	$180,002	$547,998
Net income	—	—	—	—	84,328	84,328
Common stock issued under employee stock option and stock purchase plans	1,387	14	27,922	—	—	27,936
Common stock issued for convertible notes	33	—	791	—	—	791
Repurchased common stock	(2,974)	(30)	(45,363)	—	(54,609)	(100,002)
Tax benefit related to employee stock option and stock purchase plans	—	—	11,327	—	—	11,327

Balance at December 31, 2003	23,760	237	362,420	—	209,721	572,378
Net income	—	—	—	—	98,279	98,279
Common stock issued under employee stock option and stock purchase plans	1,313	13	33,681	—	—	33,694
Repurchased common stock	(2,547)	(25)	(41,932)	—	(108,041)	(149,998)
Tax benefit related to employee stock option and stock purchase plans	—	—	16,678	—	—	16,678

Balance at December 31, 2004	22,526	225	370,847	—	199,959	571,031
Net income	—	—	—	—	89,037	89,037
Common stock issued under employee stock option and stock purchase plans	1,454	15	51,408	—	—	51,423
Issuance of restricted stock	339	3	25,939	(25,942)	—	—
Equity-based compensation expense	—	—	—	10,206	—	10,206
Forfeitures of restricted stock	(2)	—	(115)	115	—	—
Repurchased common stock	(588)	(6)	(11,321)	—	(38,673)	(50,000)
Tax benefit related to employee stock option and stock purchase plans	—	—	20,094	—	—	20,094

Balance at December 31, 2005	23,729	$237	$456,852	$(15,621)	$250,323	$691,791

The accompanying notes are an integral part of these Consolidated Financial Statements.

PEDIATRIX MEDICAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Cash flows from operating activities:
Net income	$89,037	$98,279	$84,328
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	9,915	9,353	8,405
Equity-based compensation expense	10,206	—	—
Deferred income taxes	1,551	5,811	(9,700)
Gain on sale of assets	—	(197)	—
Changes in assets and liabilities:
Accounts receivable	(3,865)	(13,647)	(17,368)
Prepaid expenses and other assets	849	(3,142)	3,516
Other assets	(840)	921	(1,129)
Accounts payable and accrued expenses	35,758	16,637	35,165
Income taxes payable	19,807	9,738	14,817

Net cash provided from operating activities	162,418	123,753	118,034

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(91,937)	(64,853)	(75,243)
Purchase of investments	(19,130)	(12,461)	—
Maturities of investments	14,100	2,500	—
Purchase of property and equipment	(7,885)	(7,057)	(15,274)
Proceeds from sale of assets	—	1,100	—

Net cash used in investing activities	(104,852)	(80,771)	(90,517)

Cash flows from financing activities:
(Payments) borrowings on line of credit, net	(54,000)	54,000	—
Payments for syndication of line of credit	(172)	(890)	—
Payments on long-term debt and capital lease obligations	(636)	(673)	(750)
Proceeds from issuance of common stock	51,423	33,694	27,936
Repurchases of common stock	(50,000)	(149,998)	(100,002)

Net cash used in financing activities	(53,385)	(63,867)	(72,816)

Net increase (decrease) in cash and cash equivalents	4,181	(20,885)	(45,299)
Cash and cash equivalents at beginning of year	7,011	27,896	73,195

Cash and cash equivalents at end of year	$11,192	$7,011	$27,896

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$2,331	$1,345	$1,280
Income taxes	$34,975	$40,512	$46,555
Non-cash financing activity:
Common stock issued for convertible notes	$—	$—	$791

The accompanying notes are an integral part of these Consolidated Financial Statements.

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	General:

The principal business activity of Pediatrix Medical Group, Inc. and its subsidiaries (“Pediatrix” or the “Company”) is to provide neonatal, maternal-fetal and other pediatric subspecialty physician services in 32 states and Puerto Rico. The Company has contracts with affiliated professional associations, corporations and partnerships (“affiliated professional contractors”), which are separate legal entities that provide physician services in certain states and Puerto Rico. The Company and its affiliated professional contractors enter into contracts with hospitals to provide physician services, which include (i) fee-for-service contracts, whereby hospitals agree, in exchange for the Company’s services, to authorize the Company and its health care professionals to bill and collect the charges for medical services rendered by the Company’s affiliated health care professionals, and (ii) administrative fee contracts, whereby the Company is assured a minimum revenue level.

2.	Summary of Significant Accounting Policies:

Principles of Presentation

The financial statements include all the accounts of the Company combined with the accounts of the affiliated professional contractors with which the Company currently has specific management arrangements. The financial statements of the Company’s affiliated professional contractors are consolidated with the Company because the Company has established a controlling financial interest in the operations of the affiliated professional contractors, as defined in Emerging Issues Task Force Issue 97-2, through contractual management arrangements. The Company’s agreements with affiliated professional contractors provide that the term of the arrangements are permanent, subject only to termination by the Company, except in the case of gross negligence, fraud or bankruptcy of the Company. The Company has the right to receive income, both as ongoing fees and as proceeds from the sale of its interest in the Company’s affiliated professional contractors, in an amount that fluctuates based on the performance of the affiliated professional contractors and the change in the fair value of the Company’s interest in the affiliated professional contractors. The Company has exclusive responsibility for the provision of all non-medical services required for the day-to-day operation and management of the Company’s affiliated professional contractors and establishes the guidelines for the employment and compensation of the physicians. In addition, the agreements provide that the Company has the right, but not the obligation, to purchase, or to designate a person(s) to purchase, the stock of the Company’s affiliated professional contractors for a nominal amount. Separately, in its sole discretion, the Company has the right to assign its interest in the agreements. All significant intercompany and interaffiliate accounts and transactions have been eliminated.

Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (“FAS 123R”) “Share-Based Payment.” This statement is a revision to FAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FAS No. 95, “Statement of Cash Flows.” This statement requires companies to expense the cost of employee services received in exchange for an award of equity instruments, including stock options. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements with respect to these equity arrangements. This statement is effective for the first annual reporting period that begins after June 15, 2005.

As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, the Company generally recognizes no compensation costs for employee stock options. The adoption of FAS 123R will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The Company will adopt the provisions of FAS 123R effective January 1, 2006. Equity-based compensation expense calculated under

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FAS 123R for previously issued stock options is expected to impact the Company’s results of operations by approximately $2.5 million for the year ended December 31, 2006.

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

Accounts receivable are primarily amounts due under fee-for-service contracts from third-party payors, such as insurance companies, self-insured employers and patients and government-sponsored health care programs geographically dispersed throughout the United States and its territories. Concentration of credit risk relating to accounts receivable is limited by number, diversity and geographic dispersion of the business units managed by the Company, as well as by the large number of patients and payors, including the various governmental agencies in the

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

states in which the Company provides services. Receivables from government agencies made up approximately 24% and 25% of net accounts receivable at December 31, 2005 and 2004, respectively.

Cash Equivalents

Cash equivalents are defined as all highly liquid financial instruments with maturities of 90 days or less from the date of purchase. The Company’s cash equivalents consist principally of demand deposits, amounts on deposit in money market accounts, mutual funds, and funds invested in overnight repurchase agreements. The Company holds a majority of its cash equivalents with one financial institution and the balances of its accounts at times may exceed federally insured limits.

Investments

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

Property and Equipment

Property and equipment are stated at original purchase cost. Depreciation of property and equipment is computed on the straight-line method over the estimated useful lives. Estimated useful lives are generally 20 years for buildings; three to seven years for medical equipment, computer equipment, software and furniture; and the lesser of the useful life or the remaining lease term for leasehold improvements and capital leases. Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in earnings.

Goodwill and Other Intangible Assets

The Company records acquired assets and liabilities at their respective fair values under the purchase method of accounting. Goodwill represents the excess of cost over the fair value of the net assets acquired. Intangible assets with finite lives, principally physician and hospital agreements, are recognized apart from goodwill at the time of acquisition based on the contractual-legal and separability criteria established in Statement of Financial Accounting Standards No. 141 (“FAS 141”), “Business Combinations.” Intangible assets with finite lives are amortized on either an accelerated basis based on the annual undiscounted economic cash flows associated with the particular intangible asset or on a straight-line basis over their estimated useful lives. Intangible assets with finite lives are amortized over periods of one to 20 years.

As outlined in Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets,” goodwill is tested for impairment at a reporting unit level on an annual basis. The Company defines a reporting unit as a specific region of the United States based upon its management structure. The testing for impairment is completed using a two step test. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, a second step is performed to determine the amount of any impairment loss. The Company completed its annual impairment test in the third quarter of 2005 and determined that goodwill was not impaired.

Long-Lived Assets

The Company evaluates long-lived assets, including intangible assets subject to amortization, at least annually and records an impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. The recoverability of such assets is measured by a comparison of the carrying

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the assets to the future undiscounted cash flows before interest charges to be generated by the assets. If long-lived assets are impaired, the impairment to be recognized is measured as the excess of the carrying value over the fair value. Long-lived assets to be disposed of are reported at the lower of the carrying value or fair value less disposal costs. The Company does not believe there are any indicators that would require an adjustment to such assets or their estimated periods of recovery at December 31, 2005 pursuant to the current accounting standards.

Common Stock Repurchases

The Company repurchases shares of its common stock as authorized from time to time by its Board of Directors. As required by state law, the Company treats repurchased shares of its common stock as authorized but unissued shares. The reacquisition cost of repurchased shares is recorded as a reduction in the respective components of shareholders’ equity.

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

Compensation cost related to restricted stock awards is based on the number of shares awarded and the quoted market price of the Company’s common stock on the date of award in accordance with the intrinsic value method. The Company’s reported net income in the consolidated statements of income includes the impact of compensation expense related to restricted stock awards. See Note 9 to the Consolidated Financial Statements for more information on the Company’s restricted stock awards.

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Had compensation expense been determined based on the fair value accounting provisions of FAS 123, the Company’s net income and net income per share would have been reduced to the pro forma amounts below:

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)

Net income, as reported	$89,037	$98,279	$84,328
Deduct: Total equity-based employee compensation expense determined under fair value accounting rules, in excess of amounts recorded for restricted stock, net of related tax effect	(6,340)	(9,759)	(10,999)

Pro forma net income	$82,697	$88,520	$73,329

Net income per share:
As reported:
Basic	$3.83	$4.12	$3.55
Diluted	$3.72	$3.97	$3.43
Pro forma:
Basic	$3.56	$3.58	$3.09
Diluted	$3.46	$3.51	$3.05

The fair value of each option or share to be issued is estimated on the date of grant using the Black-Scholes option-pricing model using weighted average assumptions for expected volatility, expected life, risk-free interest rate and dividend yield. For the years ended December 31, 2005, 2004 and 2003, the expected volatility related to the Company’s share price was 26%, 43% and 56%, respectively. The Company assigns expected lives and corresponding risk-free interest rates to three separate homogenous employee groups consisting of officers, physicians and all other employees. The weighted average expected lives and corresponding risk-free interest rates for officers were three years and 3.7%, three years and 2.9%, and five years and 2.9% for the years ended December 31, 2005, 2004 and 2003, respectively. The weighted average expected lives and corresponding risk-free interest rates for physicians were four years and 3.6%, four years and 2.6%, and five years and 2.9% for the years ended December 31, 2005, 2004 and 2003, respectively. The weighted average expected lives and corresponding risk-free interest rates for all other employees were three and one-half years and 3.9%, three and one-half years and 2.3%, and three years and 2.2% for the years ended December 31, 2005, 2004 and 2003, respectively. The Company uses a dividend yield assumption of 0% for all years.

Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of the dilutive effect of convertible notes calculated using the if-converted method and outstanding options and restricted stock calculated using the treasury stock method. The calculation of diluted net income per share excludes the after-tax impact of interest expense related to convertible subordinated notes.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of these items. The carrying value of long-term investments, long-term debt and capital lease obligations approximates fair value.

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform with the current year presentation.

3.	Investments:

At December 31, 2005, the Company’s investments consisted of the following short-term investments with remaining maturities of less than one year and long-term investments with maturities of one to three years:

	Short-Term	Long-Term
	(In thousands)

U.S. Treasury Securities	$5,969	$—
Federal Home Loan Securities	3,471	1,505
Municipal Debt Securities	—	2,566
Commercial Paper	497	—
Federal Farm Credit Bank Discount Note	983	—

	$10,920	$4,071

At December 31, 2004, the Company’s short-term investments consisted of the following held-to-maturity securities with maturities of less than one year:

Short-Term
(In thousands)

U.S. Treasury Securities	$6,963
Municipal Debt Securities	2,000
Federal Home Loan Bank Discount Note	998

$9,961

At December 31, 2004, $3.5 million of the Company’s short-term investments were held as collateral on a letter of credit.

4.	Accounts Receivable and Net Patient Service Revenue:

Accounts receivable consists of the following:

	December 31,
	2005	2004
	(In thousands)

Gross accounts receivable	$330,892	$298,357
Allowance for contractual adjustments and uncollectibles	(219,166)	(190,497)

	$111,725	$107,860

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net patient service revenue consists of the following:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Gross patient service revenue	$1,900,646	$1,584,155	$1,367,336
Contractual adjustments and uncollectibles	(1,247,723)	(1,001,902)	(845,578)
Hospital contract administrative fees	40,777	37,376	29,439

	$693,700	$619,629	$551,197

During 2005, the Company realized an increase in contractual adjustments and uncollectibles as a percentage of gross revenue due to (i) an increase in the government component of its payor mix, and (ii) the impact of price increases implemented on January 1, 2005 partially offset by a decrease in contractual adjustments and uncollectibles as a percentage of gross revenue as a result of improved managed care contracting processes.

Since government-sponsored health care programs typically pay claims at a lower percentage of the Company’s gross charges than other third party payors, an increase in the government component of the Company’s payor mix reduces its average reimbursement rate and results in a higher contractual adjustment percentage.

As a result of the price increases, contractual adjustments and uncollectibles increased as a percentage of gross patient service revenue in 2005. This increase is primarily due to government-sponsored health care programs, like Medicaid, that generally provide for reimbursements on a fee schedule basis rather than on a gross charge basis. Since the Company bills government-sponsored health care programs, like other payors, on a gross charge basis, the Company increased its provision for contractual adjustments and uncollectibles by the amount of any price increase, resulting in a higher contractual adjustment percentage.

During 2004, contractual adjustments and uncollectibles increased as a percentage of gross patient service revenue due to (i) an increase in the government component of our payor mix, and (ii) the impact of price increases offset in part by improved managed care contracting processes (see discussion above).

5.	Property and Equipment:

Property and equipment consists of the following:

	December 31,
	2005	2004
	(In thousands)

Building	$8,056	$8,056
Land	2,032	2,032
Equipment and furniture	54,372	47,492

	64,460	57,580
Accumulated depreciation	(36,605)	(30,959)

	$27,855	$26,621

At December 31, 2005 and 2004, property and equipment includes medical and other equipment held under capital leases of approximately $1.0 million and $994,000, respectively, and related accumulated depreciation of approximately $727,000 and $490,000, respectively. The Company recorded depreciation expense of approximately $6.9 million, $7.4 million and $6.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Goodwill and Other Assets:

Other assets consist of the following:

	December 31,
	2005	2004
	(In thousands)

Other intangible assets	$8,214	$8,940
Other assets	15,542	12,220

	$23,756	$21,160

At December 31, 2005, other intangible assets consisted of amortizable hospital, state and other contracts; physician and hospital agreements; and patents and other agreements with gross carrying amounts of approximately $14.5 million, less accumulated amortization of approximately $6.3 million. At December 31, 2004, other intangible assets consisted of amortizable hospital, state and other contracts; physician and hospital agreements; and patents and other agreements with gross carrying amounts of approximately $12.5 million, less accumulated amortization of approximately $3.6 million. Other intangible assets with finite lives are amortized on either an accelerated basis based on the annual undiscounted economic cash flows associated with the particular intangible asset or on a straight-line basis over their estimated useful lives. Amortization expense related to other intangible assets for the years ended December 31, 2005, 2004 and 2003 was approximately $3.0 million, $2.0 million and $1.5 million, respectively. Amortization expense on other intangible assets for the years 2006 through 2010 is expected to be approximately $2.1 million, $1.7 million, $793,000, $458,000 and $306,000, respectively. The remaining weighted average amortization period of other intangible assets is 5.9 years. During 2005, the Company completed the acquisition of 13 physician group practices. In connection with these acquisitions, the Company recorded goodwill of approximately $91.2 million, other intangible assets of approximately $2.2 million, fixed assets of approximately $296,000 and liabilities of approximately $1.8 million. The goodwill of approximately $91.2 million related to these acquisitions represents the only change in the carrying amount of goodwill for the year ended December 31, 2005.

Certain purchase agreements related to the Company’s 2005 acquisitions contain earn-out and contingent purchase price provisions based on productivity targets and other performance measures. Potential payments under these provisions are not contingent upon the future employment of the sellers. The amount of the payments due under these provisions cannot be determined until the specific targets or measures are attained. In one case, the sellers are eligible for annual earn-out payments over a three year period based on the growth in profitability of the physician practice with no stated limit on the annual payment amount. Under all other contingent purchase price provisions, payments of up to $14.0 million may be due through 2009 as of December 31, 2005.

During 2004, the Company completed the acquisition of 12 physician group practices. In connection with these acquisitions, the Company recorded goodwill of approximately $61.5 million and other intangible assets of approximately $3.4 million. Goodwill recorded for these acquisitions represents the only change in the carrying amount of goodwill for the year ended December 31, 2004.

The results of operations of the practices acquired in 2005 and 2004 have been included in the Company’s consolidated financial statements from the dates of acquisition.

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma information combines the consolidated results of operations of the Company and the acquisitions completed during 2005 and 2004 as if the transactions had occurred on January 1, 2004:

	Years Ended
	December 31,
	2005	2004
	(In thousands, except
	per share data)

Net patient service revenue	$709,129	$674,588
Net income	92,134	107,891
Net income per share:
Basic	$3.96	$4.53
Diluted	$3.85	$4.36

The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

7.  Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following:

	December 31,
	2005	2004
	(In thousands)

Accounts payable	$11,463	$13,353
Accrued salaries and bonuses	69,089	62,004
Accrued payroll taxes and benefits	12,297	10,542
Accrued professional liability risks	39,390	31,983
Medicaid settlement reserve (Note 11)	25,100	4,200
Other accrued expenses	7,410	6,909

	$164,749	$128,991

8.	Line of Credit, Long-Term Debt and Capital Lease Obligations:

In July 2004, the Company obtained a new revolving line of credit (the “Line of Credit”) and simultaneously terminated its prior line of credit. The Line of Credit is a $150 million revolving credit facility which includes a $25 million subfacility for the issuance of letters of credit. On March 11, 2005, the Company elected to exercise an option to increase the aggregate commitments under the Line of Credit from $150 million to $225 million. The Line of Credit matures in July 2009. At the Company’s option, the Line of Credit bears interest at (i) the base rate (defined as the higher of the Federal Funds Rate plus .5% or the Bank of America prime rate) or (ii) the Eurodollar rate plus an applicable margin rate ranging from .75% to 1.75% based on the Company’s consolidated leverage ratio. The Line of Credit is collateralized by substantially all of the Company’s assets. The Company is subject to certain covenants and restrictions specified in the Line of Credit, including covenants that require the Company to maintain a minimum level of net worth and that restrict the Company from paying dividends and making certain other distributions as specified therein. Failure to comply with these covenants and restrictions would constitute an event of default under the Line of Credit, notwithstanding the Company’s ability to meet its debt service obligations. The Line of Credit includes various customary remedies for lenders following an event of default. At December 31, 2005, the Company believes that it was in compliance with such financial covenants and restrictions. The Company had no outstanding principal balance under the Line of Credit at December 31, 2005. The Company has outstanding letters of credit associated with its professional liability insurance program which reduced the amount available

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the Line of Credit by $16 million at December 31, 2005. The weighted average interest rate on the letters of credit was 1.0% at December 31, 2005. The weighted average interest rate on outstanding balances of $61.0 million at December 31, 2004 was 3.9%. At December 31, 2005, the Company had an unused balance on the Line of Credit of $209 million.

During 2005, the Company entered into an agreement in connection with an acquisition that requires post-closing consideration of $750,000 to be paid in three annual installments of $250,000 on February 4, 2006, 2007, and 2008.

During 2001, the Company issued a $1.8 million promissory note in connection with an acquisition. The promissory note accrues interest at 5.5%, requires principal payments in five equal installments of $350,000, and matures on September 7, 2006.

Long-term debt, including capital lease obligations, consists of the following:

	December 31,
	2005	2004
	(In thousands)

Long-term debt	$1,100	$700
Capital lease obligations	404	612

Total	1,504	1,312
Current portion of long-term debt and capital lease obligations	(882)	(619)

Long-term debt and capital lease obligations	$622	$693

The amounts due under the terms of the Company’s long-term debt, including capital lease obligations, at December 31, 2005 are as follows: 2006 — $882,000; 2007 — $340,000; and 2008 — $282,000.

9.	Restricted Stock:

During 2005, the Compensation Committee of the Board of Directors of the Company awarded approximately 339,000 shares of restricted stock to key employees under the Company’s 2004 Incentive Compensation Plan. The Company records its restricted stock awards as unearned compensation as reflected in the consolidated statements of shareholders’ equity and recognizes compensation expense ratably over the corresponding vesting periods. The Company’s restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions.

The Company recorded unearned compensation of $25.9 million on the date of its restricted stock awards and recognized $10.2 million of equity-based compensation expense during the year ended December 31, 2005. The after-tax impact of equity-based compensation expense on net income was $6.4 million for the year ended December 31, 2005.

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes:

The components of the income tax provision (benefit) are as follows:

	December 31,
	2005	2004	2003
	(In thousands)

Federal:
Current	$52,693	$51,790	$55,902
Deferred	1,331	5,383	(8,786)

	54,024	57,173	47,116

State:
Current	3,300	(58)	5,469
Deferred	220	427	(914)

	3,520	369	4,555

Total	$57,544	$57,542	$51,671

The Company files its tax return on a consolidated basis with its subsidiaries. The remaining affiliated professional contractors file tax returns on an individual basis.

The effective tax rate on income was 39.3%, 36.9% and 38.0% for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in the tax rate for 2005 is primarily due to the non-deductibility of a portion of the increase in the estimated reserve related to the settlement of the Company’s pending national Medicaid and TRICARE investigation. The decrease in the tax rate for the year ended December 31, 2004 is due to: (i) changes in the Company’s corporate structure and the resulting impact on the apportionment of income for state income tax purposes, and (ii) the recognition of a one-time state income tax refund of approximately $502,000 recorded during the year ended December 31, 2004. The one-time state income tax refund is related to the settlement of a dispute with one state associated with previously paid state income taxes.

The differences between the effective rate and the United States federal income tax statutory rate are as follows:

	December 31,
	2005	2004	2003
	(In thousands)

Tax at statutory rate	$51,303	$54,537	$47,600
State income tax, net of federal benefit	2,288	567	2,960
Medicaid settlement reserve and other penalities	2,768	—	—
Non-deductible expenses	455	423	163
Other, net	730	2,015	948

Income tax provision	$57,544	$57,542	$51,671

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of deferred income tax assets and liabilities are as follows:

	December 31, 2005			December 31, 2004
			Non-			Non-
	Total	Current	Current	Total	Current	Current
	(In thousands)

Allowance for uncollectible accounts	$15,809	$15,809	$—	$12,611	$12,611	$—
Net operating loss carryforward	924	924	—	222	222	—
Amortization	428	—	428	670	—	670
Reserves and accruals	20,843	17,051	3,792	19,466	16,229	3,237
Other	87	87	—	133	133	—

Total deferred tax assets	38,091	33,871	4,220	33,102	29,195	3,907

Accrual to cash adjustment	(9,422)	(9,422)	—	(8,989)	(8,989)	—
Property and equipment	(3,119)	—	(3,119)	(3,500)	—	(3,500)
Amortization	(31,743)	—	(31,743)	(24,272)	—	(24,272)
Other	(237)	(49)	(188)	(227)	(40)	(187)

Total deferred tax liabilities	(44,521)	(9,471)	(35,050)	(36,988)	(9,029)	(27,959)

Net deferred tax asset (liability)	$(6,430)	$24,400	$(30,830)	$(3,886)	$20,166	$(24,052)

The income tax benefit related to the exercise of stock options and the purchase of shares under the Company’s non-qualified employee stock purchase plan reduces taxes currently payable and is credited to additional paid-in capital. Such amounts totaled approximately $20,094,000, $16,678,000 and $11,327,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company has net operating loss carryforwards for federal and state tax purposes totaling approximately $2,639,000, $635,000 and $4,958,000 at December 31, 2005, 2004 and 2003, respectively, expiring at various times commencing in 2019. The increase of $2,004,000 in 2005 is primarily due to timing differences related to the recognition of income for tax purposes associated with physician practice acquisitions. The decline of approximately $4,323,000 in 2004 is primarily related to the use of net operating loss carryforwards as a result of a significant increase in earnings by certain of the Company’s affiliates.

The Company and the affiliated professional contractors are subject to federal and state audits through the normal course of operations. Management regularly evaluates its tax risks as required by generally accepted accounting principles and, accordingly, has recorded provisions for unasserted contingent claims.

11.	Commitments and Contingencies:

In June 2002, the Company received a written request from the Federal Trade Commission (the “FTC”) to submit information on a voluntary basis in connection with an investigation of issues of competition related to its May 2001 acquisition of Magella Healthcare Corporation (“Magella”) and its business practices generally. In February 2003, the Company received additional information requests from the FTC in the form of a Subpoena and Civil Investigative Demand. Pursuant to these requests, the Company produced documents and information relating to the acquisition and its business practices in certain markets. The Company has also provided on a voluntary basis additional information and testimony on issues related to the investigation. At this time, the investigation remains active and ongoing and the Company is cooperating fully with the FTC.

Beginning in April 1999, the Company received requests from various federal and state investigators for information relating to its billing practices for services reimbursed by Medicaid, and the United States Department

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On February 8, 2006, the Company announced that it had reached an agreement in principle on the amount of a financial settlement with federal and state authorities that would resolve the Medicaid, TRICARE and state billing investigations, subject to, among other things, completion of negotiation and approval of a final settlement agreement, including a corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” as a result of this agreement in principle, the Company’s reserves relating to these matters were increased to $25.1 million as disclosed in Note 7 to the Consolidated Financial Statements. Despite the agreement in principle on the financial portion of the settlement, there can be no assurance that a final settlement agreement will be reached.

Currently, except as set forth above, management cannot predict the timing or outcome of any of these pending investigations and inquiries and whether they will have, individually or in the aggregate, a material adverse effect on its business, financial condition, results of operations or the trading price of its common stock.

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

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company leases an aircraft and space for its regional offices and medical offices, storage space and temporary housing of medical staff. The aircraft lease bears interest at a LIBOR-based variable rate. Rent expense for the years ended December 31, 2005, 2004 and 2003 was approximately $10.2 million, $8.5 million and $7.4 million, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2005 are as follows (in thousands):

2006	$9,290
2007	5,229
2008	4,034
2009	2,850
2010	2,042
Thereafter	2,061

$25,506

12.	Retirement Plan:

The Company maintains two qualified contributory savings plans as allowed under Section 401(k) of the Internal Revenue Code and Section 1165(e) of the Puerto Rico Income Tax Act of 1954 (the “Plans”). The Plans permit participant contributions and allow elective Company contributions based on each participant’s contribution. Participants may defer a percentage of their annual compensation subject to the limits defined in the Plans. The Company recorded an expense of $8.7 million, $6.7 million and $5.9 million for the years ended December 31, 2005, 2004 and 2003, respectively, related to the Plans.

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Net Income Per Common and Common Equivalent Share:

The calculation of basic and diluted net income per share for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except for per share data)

Basic:
Net income applicable to common stock	$89,037	$98,279	$84,328

Weighted average number of common shares outstanding	23,242	23,831	23,742

Basic net income per share	$3.83	$4.12	$3.55

Diluted:
Net income	$89,037	$98,279	$84,328
Interest expense on convertible subordinated debt, net of tax	—	—	25

Net income applicable to common stock	$89,037	$98,279	$84,353

Weighted average number of common shares outstanding	23,242	23,831	23,742
Weighted average number of dilutive common stock equivalents	688	916	807
Dilutive effect of convertible subordinated debt	—	—	28

Weighted average number of common and common equivalent shares outstanding	23,930	24,747	24,577

Diluted net income per share	$3.72	$3.97	$3.43

At December 31, 2005, 2004 and 2003, the Company had approximately 33,000, 62,000, and 359,000 anti-dilutive outstanding employee stock options, respectively, that have been excluded from the computation of diluted earnings per share. At December 31, 2005, the Company had approximately 338,000 shares of anti-dilutive unvested restricted stock that have been excluded from the computation of earnings per share.

14.	Stock Incentive Plans and Employee Stock Purchase Plans:

On July 14, 2005, the Compensation Committee of the Board of Directors of the Company awarded approximately 339,000 shares of restricted stock to key employees under the Company’s 2004 Incentive Compensation Plan. The Company records its restricted stock awards as unearned compensation as reflected in the consolidated statements of shareholders’ equity and recognizes compensation expense ratably over the corresponding vesting periods. The Company’s restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions.

The Company recorded unearned compensation of $25.9 million on the date of its restricted stock awards and recognized $10.2 million of equity-based compensation expense during the year ended December 31, 2005. The after-tax impact of equity-based compensation expense on net income was $6.4 million for the year ended December 31, 2005.

In May 2004, the Company’s shareholders approved the 2004 Incentive Compensation Plan (“2004 Incentive Plan”). The terms of the 2004 Incentive Plan provide for grants of stock options, stock appreciation rights or SARs, restricted stock, deferred stock, other stock-related awards and performance awards that may be settled in cash, stock or other property.

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the 2004 Incentive Plan, 2,000,000 shares are available for granting of awards, subject to the terms and conditions set forth in the 2004 Incentive Plan. During 2005 and 2004, the Company awarded approximately 339,000 shares of restricted stock and approximately 281,000 stock options to key employees, respectively. At December 31, 2005, the Company had approximately 1,381,000 shares available for future awards under the 2004 Incentive Plan.

In 1993, the Company’s Board of Directors authorized a stock option plan (the “Option Plan”). Under the Option Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant. The stock options generally become exercisable on a pro rata basis over a three-year period from the date of grant. At December 31, 2005, the Company had approximately 64,000 shares available for future grants under the Option Plan.

In connection with the acquisition of Magella, the Company assumed stock options issued by Magella. The options assumed at the time of the transaction were exercisable to purchase approximately 1.4 million shares of Pediatrix common stock. Such options are included in the disclosures below.

Pertinent information covering stock option transactions related to the 2004 Incentive Plan and the Option Plan is as follows:

			Weighted
			Average
	Number of	Option Price	Exercise	Expiration
	Shares	Per Share	Price	Date

Outstanding at December 31, 2002	4,469,232	$ 5.00-$61.00	$27.03	2004-2012
Granted	1,002,000	$25.30-$57.01	$29.56
Canceled	(574,103)	$ 7.06-$61.00	$33.05
Exercised	(1,291,659)	$ 5.00-$41.60	$20.02

Outstanding at December 31, 2003	3,605,470	$ 5.00-$61.00	$29.29	2004-2013
Granted	920,150	$58.14-$69.71	$61.00
Canceled	(16,973)	$ 5.00-$60.00	$29.18
Exercised	(1,249,707)	$ 5.00-$57.01	$24.89

Outstanding at December 31, 2004	3,258,940	$ 6.75-$69.71	$39.92	2005-2014
Granted	58,000	$63.18-$74.60	$72.28
Canceled	(55,407)	$18.88-$67.21	$40.03
Exercised	(1,385,664)	$ 6.75-$69.71	$34.71

Outstanding at December 31, 2005	1,875,869	$ 7.06-$74.60	$45.01	2006-2015

Exercisable at:
December 31, 2003	2,037,218	$ 5.00-$61.00	$28.69
December 31, 2004	1,727,738	$ 6.75-$61.97	$34.35
December 31, 2005	1,064,944	$ 7.06-$74.60	$41.35

The weighted average grant date fair value for options granted in 2003, 2004 and 2005 was $14.60, $24.32 and $15.94, respectively.

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant option groups outstanding at December 31, 2005 and related price and life information is as follows:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
	Outstanding	Average	Remaining	Exercisable	Average
	as of	Exercise	Contractual	as of	Exercise
Range of Exercise Prices	12/31/2005	Price	Life	12/31/2005	Price

$ 7.06 - $15.00	35,264	$11.64	3.07	35,264	$11.64
$15.01 - $25.00	96,395	19.49	4.09	96,395	19.49
$25.01 - $35.00	599,946	28.19	6.75	335,867	28.58
$35.01 - $45.00	185,600	38.38	4.47	173,267	38.44
$45.01 - $55.00	68,333	46.89	4.18	56,667	46.02
$55.01 - $65.00	800,332	60.56	8.12	337,151	61.17
$65.01 - $74.60	89,999	71.61	9.02	30,333	74.42

	1,875,869	$45.01	6.92	1,064,944	$41.35

For employee stock purchases made under the Company’s employee stock purchase plans (the “Stock Purchase Plans”) during 2005, 2004 and 2003, employees could purchase the Company’s common stock at 85% of the closing price of the stock as reported as of the commencement of the purchase period or as of the purchase date, whichever was lower. Effective January 1, 2006, the Stock Purchase Plans were amended such that employee purchases after December 31, 2005 will be made at 85% of the closing price of the stock as of the purchase date. Under the Stock Purchase Plans, 68,232, 63,135 and 95,498 shares were issued during the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, the Company has approximately 146,000 shares reserved under the Stock Purchase Plans.

15.	Common Stock Repurchase Programs:

During the fourth quarter of 2005, the Company completed a $50 million share repurchase program by repurchasing approximately 588,000 shares of its common stock as authorized by its Board of Directors. During 2004, the Company completed two share repurchase programs buying approximately 2.5 million shares of its common stock for $150 million as authorized by its Board of Directors. During 2003, the Company completed two share repurchase programs buying approximately 3.0 million shares of its common stock for $100 million under repurchase programs approved by its Board of Directors. All repurchases were made in open market transactions, subject to market conditions and trading restrictions.

16.	Preferred Share Purchase Rights Plan:

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

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

17.	Subsequent Events:

In 2006, the Company completed the acquisition of a physician group practice based in Atlanta, Georgia. Total consideration for the acquisition was approximately $58.5 million in cash.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2005.

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework.” Based on our assessment we concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered certified public accounting firm has audited our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 as stated in their report which appears on page 43 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2006 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2006 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2005, with respect to shares of our common stock that may be issued under existing equity compensation plans, including our 2004 Incentive Compensation Plan (“2004 Incentive Plan”), our Amended and Restated Stock Option Plan (the “Option Plan”), our 1996 Qualified and Non-Qualified Employee Stock Purchase Plans, as amended and restated (the “Stock Purchase Plans”), and shares of our common stock reserved for issuance under presently exercisable stock options issued by Magella at the time of its acquisition by the Company (the “Magella Plan”).

	Number of Securities to be		Weighted-Average	Number of Securities Remaining
	Issued upon Exercise of		Exercise Price of	Available for Future Issuance Under
	Outstanding Options,		Outstanding Options,	Equity Compensation Plans (Excluding
Plan Category	Warrants and Rights		Warrants and Rights	Securities Reflected in Column(a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	1,875,869	(1)	$45.01	1,591,898	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	1,875,869		$45.01	1,591,898

(1)	Represents 281,250 shares issuable under the 2004 Incentive Plan, 1,552,171 shares issuable under the Option Plan and 42,448 shares issuable under the Magella Plan.

(2)	Under the 2004 Incentive Plan, the Option Plan and the Stock Purchase Plans, 1,381,186, 64,408 and 146,304 shares, respectively, remain available for future issuance.

The other information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2006 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2006 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2006 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1) Financial Statements

The information required by this Item is included in Item 8 of Part II of this Annual Report.

(a)(2) Financial Statement Schedule

The following financial statement schedule for the years ended December 31, 2005, 2004 and 2003, is included in this Annual Report as set forth below.

Pediatrix Medical Group, Inc.
Schedule II: Valuation and Qualifying Accounts

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Allowance for contractual adjustments and uncollectibles:
Balance at beginning of year	$190,497	$199,809	$135,427
Amount charged against operating revenue	1,247,723	1,001,902	845,578
Accounts receivable contractual adjustments and write-offs (net of recoveries)	(1,219,054)	(1,011,214)	(781,196)

Balance at end of year	$219,166	$190,497	$199,809

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(a)(3) Exhibits

See Item 15(b) of this Annual Report.

(b)	Exhibits

2.1	Agreement and Plan of Merger dated as of February 14, 2001, among Pediatrix Medical Group, Inc., Infant Acquisition Corp. and Magella Healthcare Corporation (incorporated by reference to Exhibit 2.1 to Pediatrix’s Current Report on Form 8-K dated February 15, 2001).
3.1	Amended and Restated Articles of Incorporation of Pediatrix (incorporated by reference to Exhibit 3.1 to Pediatrix’s Registration Statement on Form S-1 (Registration No. 33-95086)).
3.2	Amended and Restated Bylaws of Pediatrix (incorporated by reference to Exhibit 3.2 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 2000).
3.3	Articles of Designation of Series A Junior Participating Preferred Stock of Pediatrix (incorporated by reference to Exhibit 3.1 to Pediatrix’s Current Report on Form 8-K dated March 31, 1999).
4.1	Rights Agreement, dated as of March 31, 1999, between Pediatrix and BankBoston, N.A., as rights agent including the form of Articles of Designations of Series A Junior Participating Preferred Stock and the form of Rights Certificate (incorporated by reference to Exhibit 4.1 to Pediatrix’s Current Report on Form 8-K dated March 31, 1999).
10.1	Amended and Restated Stock Option Plan of Pediatrix dated as of June 4, 2003 (incorporated by reference to Exhibit 10.5 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).*
10.2	Amended and Restated Thrift and Profit Sharing Plan of Pediatrix (incorporated by reference to Exhibit 4.5 to Pediatrix’s Registration Statement on Form S-8 (Registration No. 333-101222)).*
10.3	1996 Qualified Employee Stock Purchase Plan of Pediatrix, as amended and restated (incorporated by reference to Exhibit 4.5 to Pediatrix’s Registration Statement on Form S-8 (Registration No. 333-07061)).*
10.4	1996 Non-Qualified Employee Stock Purchase Plan of Pediatrix, as amended and restated (incorporated by reference to Exhibit 4.5 to Pediatrix’s Registration Statement on Form S-8 (Registration No. 333-101225)).*

10.5	Executive Non-Qualified Deferred Compensation Plan of Pediatrix, dated October 13, 1997 (incorporated by reference to Exhibit 10.35 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 1998).*
10.6	Form of Indemnification Agreement between Pediatrix and each of its directors and executive officers. (incorporated by reference to Exhibit 10.6 to Pediatrix’s Annual Report on Form 10-K for the year ended December 31, 2003).*
10.7	Form of Amended and Restated Exclusive Management and Administrative Services Agreement between Pediatrix and each of its affiliated professional contractors. (incorporated by reference to Exhibit 10.7 to Pediatrix’s Annual Report on Form 10-K for the year ended December 31, 2003).*
10.8	Credit Agreement, dated as of July 30, 2004, among Pediatrix Medical Group, Inc. and certain subsidiaries and affiliates, Bank of America, N.A., HSBC Bank USA, National Association, SunTrust Bank, U.S. Bank National Association, Wachovia Bank, N.A., KeyBank National Association, UBS Loan Financer LLC and the International Bank of Miami, N.A. (incorporated by reference to Exhibit 99.2 to Pediatrix’s Current Report on Form 8-K dated July 30, 2004).
10.9	Security Agreement, dated as of July 30, 2004, between Pediatrix Medical Group, Inc. and certain material subsidiaries, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.3 to Pediatrix’s Current Report on Form 8-K dated July 30, 2004).
10.10	Amendment No. 1 dated January 11, 2005 to the Credit Agreement, dated as of July 30, 2004, among Pediatrix Medical Group, Inc. and certain subsidiaries and affiliates, as borrowers, Bank of America, N.A., as administrative agent, and the lenders named therein (incorporated by reference to Exhibit 99.1 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).
10.11	Amendment No. 2 dated March 10, 2005 to Credit Agreement dated as of July 30, 2004, among Pediatrix Medical Group, Inc. and certain subsidiaries and affiliates, Bank of America, N.A., HSBC Bank USA, National Association, SunTrust Bank, U.S. Bank National Association, Wachovia Bank, N.A., KeyBank National Association, UBS Loan Financer LLC and the International Bank of Miami, N.A. (incorporated by reference to Exhibit 10.10 of Pediatrix’s Form 10-K for the period ended December 31, 2004).
10.12	Employment Agreement dated November 11, 2004 between Pediatrix Medical Group, Inc. and Roger J. Medel, M.D. (incorporated by reference to Exhibit 10.1 to Pediatrix’s Current Report on Form 8-K dated November 11, 2004).*
10.13	Employment Agreement dated November 11, 2004 between Pediatrix Medical Group, Inc. and Joseph M. Calabro (incorporated by reference to Exhibit 10.2 to Pediatrix’s Current Report on Form 8-K dated November 11, 2004).*
10.14	Employment Agreement dated November 11, 2004 between Pediatrix Medical Group, Inc. and Karl B. Wagner (incorporated by reference to Exhibit 10.3 to Pediatrix’s Current Report on Form 8-K dated November 11, 2004).*
10.15	Employment Agreement dated November 11, 2004 between Pediatrix Medical Group, Inc. and Thomas W. Hawkins (incorporated by reference to Exhibit 10.4 to Pediatrix’s Current Report on Form 8-K dated November 11, 2004).*
10.16	Pediatrix Medical Group of Puerto Rico Thrift and Profit Sharing Plan (incorporated by reference to Exhibit 4.3 to Pediatrix’s Registration Statement on Form S-8 dated December 9, 2004).*
10.17	Pediatrix Medical Group, Inc. 2004 Incentive Compensation Plan (incorporated by reference to Exhibit A of Pediatrix’s Proxy Statement on Schedule 14A dated as of April 9, 2004).*
10.18	Pediatrix Medical Group, Inc. Form of Stock Option Agreement for Stock Options Awarded Under the Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.3 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*
10.19	Pediatrix Medical Group, Inc. Form of Incentive Stock Option Agreement for Incentive Stock Options Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*
10.20	Pediatrix Medical Group, Inc. Form of Non-Qualified Stock Option Agreement for Non-Qualified Stock Options Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.21	Pediatrix Medical Group, Inc. Form of Restricted Stock Agreement for Restricted Stock Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*
10.22	Stockholders’ Agreement dated as of February 14, 2001, among Pediatrix, Infant Acquisition Corp., John K. Carlyle, Cordillera Interest, Ltd., Steven K. Boyd, Ian M. Ratner, M.D., Welsh, Carson, Anderson & Stowe VII, L.P., WCAS Healthcare Partners, L.P., the persons listed on Schedule A thereto, Leonard Hilliard, M.D., The Hilliard Family Partnership, Ltd. and Gregg C. Lund, D.O. (incorporated by reference to Exhibit 10.40 to Pediatrix’s Current Report on Form 8-K dated February 15, 2001).
10.23	Standstill and Registration Rights Agreement dated as of May 15, 2001, among Pediatrix, Welsh, Carson, Anderson & Stowe VII, L.P., WCAS Healthcare Partners, L.P., the persons listed on Schedule A thereto, John K. Carlyle, Cordillera Interest, Ltd., Steven K. Boyd, Ian M. Ratner, M.D., Roger J. Medel, M.D., Kristen Bratberg, Joseph Calabro, Karl B. Wagner and Brian T. Gillon (incorporated by reference to Exhibit 10.1 to Pediatrix’s Current Report on Form 8-K dated May 25, 2001).
21	Subsidiaries of the registrant (incorporated by reference to Exhibit 21 to Pediatrix’s Annual Report on Form 10-K for the year ended December 31, 2004).
23.1+	Consent of PricewaterhouseCoopers LLP.
31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensation plans, contracts or arrangements.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEDIATRIX MEDICAL GROUP, INC.

Date: March 3, 2006	By: /s/ Roger J. Medel, M.D. Roger J. Medel, M.D. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger J. Medel, M.D. Roger J. Medel, M.D.	Chief Executive Officer (principal executive officer)	March 3, 2006

/s/ Karl B. Wagner Karl B. Wagner	Chief Financial Officer (principal financial officer and principal accounting officer)	March 3, 2006

/s/ Cesar L. Alvarez Cesar L. Alvarez	Director and Chairman of the Board	March 3, 2006

/s/ Waldemar A. Carlo, M.D. Waldemar A. Carlo, M.D.	Director	March 3, 2006

/s/ Michael B. Fernandez Michael B. Fernandez	Director	March 3, 2006

/s/ Roger K. Freeman, M.D. Roger K. Freeman, M.D.	Director	March 3, 2006

/s/ Paul G. Gabos Paul G. Gabos	Director	March 3, 2006

/s/ Lawrence M. Mullen Lawrence M. Mullen	Director	March 3, 2006

/s/ Enrique J. Sosa Enrique J. Sosa	Director	March 3, 2006