Form 10-Q
period 2006-03-31
PEDIATRIX MEDICAL GROUP INC
filed 2006-05-09
CIK 893949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
Shares of Common Stock outstanding as of May 3, 2006: 48,500,068.

PEDIATRIX MEDICAL GROUP, INC.
INDEX

		Page
PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005 (Unaudited)	3

	Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2006 and 2005 (Unaudited)	4

	Condensed Consolidated Statement of Shareholders’ Equity for the Three Months Ended March 31, 2006 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	17

ITEM 4.	Controls and Procedures	17

PART II	OTHER INFORMATION

ITEM 1.	Legal Proceedings	18

ITEM 1A.	Risk Factors	19

ITEM 6.	Exhibits	19

SIGNATURES		20

EXHIBIT INDEX		21

CERTIFICATIONS
Composite Articles of Incorporation
Section 302 CEO Certification
Section 302 CFO Certification
Section 906 CEO and CFO Certification

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
PEDIATRIX MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,507	$11,192
Short-term investments	9,958	10,920
Accounts receivable, net	115,759	111,725
Prepaid expenses	5,988	4,459
Deferred income taxes	22,939	24,400
Other assets	2,309	1,928

Total current assets	161,460	164,624
Investments	6,567	4,071
Property and equipment, net	27,658	27,855
Goodwill	742,703	680,097
Other assets, net	24,629	23,756

Total assets	$963,017	$900,403

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$122,169	$164,749
Current portion of long-term debt and capital lease obligations	829	882
Income taxes payable	3,994	1,157

Total current liabilities	126,992	166,788
Line of credit	41,000	—
Long-term debt and capital lease obligations	350	622
Deferred income taxes	32,403	30,830
Deferred compensation	11,546	10,372

Total liabilities	212,291	208,612

Commitments and contingencies

Shareholders’ equity:
Preferred stock; par value $.01 per share; 1,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share; 100,000 shares authorized; 48,408 and 47,458 shares issued and outstanding, respectively	484	475
Additional paid-in capital	476,169	440,993
Retained earnings	274,073	250,323

Total shareholders’ equity	750,726	691,791

Total liabilities and shareholders’ equity	$963,017	$900,403

The accompanying notes are an integral part of
these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(in thousands, except for
	per share data)
Net patient service revenue	$187,679	$164,150

Operating expenses:
Practice salaries and benefits	112,483	97,803
Practice supplies and other operating expenses	7,802	6,250
General and administrative expenses	27,238	28,129
Depreciation and amortization	2,348	2,647

Total operating expenses	149,871	134,829

Income from operations	37,808	29,321

Investment income	450	177
Interest expense	(409)	(840)

Income before income taxes	37,849	28,658
Income tax provision	14,099	10,675

Net income	$23,750	$17,983

Per share data:
Net income per common and common equivalent share:

Basic	$.50	$.40

Diluted	$.49	$.38

Weighted average shares used in computing net income per common and common equivalent share:

Basic	47,268	45,380

Diluted	48,844	46,910

The accompanying notes are an integral part of
these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional		Total
	Number of		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
	(in thousands)
Balance at December 31, 2005	47,458	$475	$440,993	$250,323	$691,791

Net income	—	—	—	23,750	23,750
Common stock issued under employee stock option plans	952	9	22,347	—	22,356
Equity-based compensation expense	—	—	5,017	—	5,017
Forfeitures of restricted stock	(2)	—	—	—	—
Excess tax benefit related to employee stock option plans	—	—	7,812	—	7,812

Balance at March 31, 2006	48,408	$484	$476,169	$274,073	$750,726

The accompanying notes are an integral part of
these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$23,750	$17,983
Adjustments to reconcile net income to net cash (used in) provided from operating activities:
Depreciation and amortization	2,348	2,647
Equity-based compensation expense	5,017	—
Deferred income taxes	3,034	609
Changes in assets and liabilities:
Accounts receivable	(4,034)	2,451
Prepaid expenses and other assets	(1,910)	1,584
Other assets	370	(69)
Accounts payable and accrued expenses	(42,580)	(35,012)
Income taxes payable	2,837	10,463

Net cash (used in) provided from operating activities	(11,168)	656

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(63,264)	(36,920)
Purchases of investments	(5,434)	(3,871)
Maturities of investments	3,900	2,500
Purchases of property and equipment	(1,562)	(1,531)

Net cash used in investing activities	(66,360)	(39,822)

Cash flows from financing activities:
Borrowings on line of credit, net	41,000	28,000
Payments on long-term debt and capital lease obligations	(325)	(65)
Excess tax benefit of stock option exercises and restricted stock vestings	7,812	—
Payments to amend line of credit	—	(172)
Proceeds from issuance of common stock	22,356	8,472

Net cash provided from financing activities	70,843	36,235

Net decrease in cash and cash equivalents	(6,685)	(2,931)
Cash and cash equivalents at beginning of period	11,192	7,011

Cash and cash equivalents at end of period	$4,507	$4,080

The accompanying notes are an integral part of
these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
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
On April 4, 2006, the Company announced that its Board of Directors authorized a two-for-one stock split of the Company’s common stock. Shareholders of record at the close of business on April 13, 2006 received one additional share of Pediatrix common stock for each share held of record on that date. The shares were issued on April 27, 2006. In order to complete the stock split, the Company’s Articles of Incorporation were amended to increase the number of authorized shares from 50 million to 100 million. Following the effective date of the stock split, the par value of the Company’s common stock remained at $.01 per share. As a result, the Company increased common stock presented in the condensed consolidated balance sheet as of December 31, 2005 by $238,000 with a corresponding decrease in additional paid-in capital. Share and per share amounts for all periods presented in the condensed consolidated financial statements and notes thereto have been adjusted to reflect the effect of the two-for-one stock split.
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
2. Summary of Significant Accounting Policies:
Stock Incentive Plans and Employee Stock Purchase Plans
The Company awards restricted stock and grants stock options to key employees under its stock incentive plans. As permitted under Statement of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation,” the Company accounted for stock-based compensation to employees using the intrinsic value method prescribed by APB Opinion No. 25 (“APB 25”) through December 31, 2005. In accordance with the intrinsic value method, no compensation expense for stock options issued to employees is reflected in the condensed consolidated statement of income for the three months ended March 31, 2005, because the market value of the Company’s stock equaled the exercise price on the day the underlying options were granted.
Compensation cost related to restricted stock awards through December 31, 2005 was based on the number of shares awarded and the quoted market price of the Company’s common stock on the date of award in accordance with the intrinsic value method prescribed by APB 25. Since the Company awarded restricted stock for the first time in the third quarter of 2005, the Company’s reported net income for the three months ending March 31, 2005 was not impacted by compensation expense related to restricted stock awards.
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (“FAS 123R”) “Share-Based Payment” using the modified prospective application method. This statement is a revision to FAS 123, supersedes APB 25, amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” and requires companies to expense equity-based awards issued to employees. The modified prospective application method of adoption applies to new equity-based awards, changes in equity-based awards and the unvested portion of outstanding equity-based awards on the effective date. In accordance with FAS 123R, the Company measures the cost of employee services received in exchange for equity-based awards based on grant-date fair value. Pre-vesting forfeitures are estimated at the time of grant and the Company periodically revises those estimates in subsequent periods if actual forfeitures differ from those estimates. Equity-based compensation is only recognized for equity-based awards expected to vest.
The condensed consolidated statement of income for the three months ended March 31, 2006 includes equity-based compensation expense calculated in accordance with FAS 123R for the Company’s stock incentive plans and the Company’s employee stock purchase plans. In addition, the Company’s condensed consolidated statement of cash flows for the three months ended March 31, 2006 includes the excess tax benefits related to the exercise of stock options and the vesting of restricted stock as a cash inflow from financing activities as required by FAS 123R. Previously such amounts were recorded as cash flow from operations. The implementation of FAS 123R had a material impact on the condensed consolidated financial statements and is expected to materially impact the Company’s financial statements in the future. See Note 6 to the condensed consolidated financial statements for more information on the Company’s stock incentive plans and stock purchase plans.
Had compensation expense been determined based on the fair value accounting provisions of FAS 123R for the three months ended March 31, 2005, the Company’s net income and net income per share would have been reduced to the pro forma amounts below:

Three Months Ended
March 31, 2005
(in thousands, except per
share data)
Net income, as reported	$17,983
Deduct: Total equity-based employee compensation expense related to stock options determined under fair value accounting rules, net of related tax effect	(1,416)

Pro forma net income	$16,567

Net income per share:
As reported:
Basic	$.40
Diluted	$.38

Pro forma:
Basic	$.37
Diluted	$.36
Accounting Pronouncements
In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154 (“FAS 154”), “Accounting Changes and Error Corrections.” FAS 154 replaces APB Opinion No. 20, “Accounting Changes” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and that the correction of errors in previously issued financial statements be termed a restatement. FAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 effective January 1, 2006 did not have a material impact on the Company’s condensed consolidated financial statements.
3. Business Acquisitions:
The Company acquired three physician group practices during the three months ended March 31, 2006. In connection with these acquisitions, the Company recorded goodwill of approximately $62.1 million and other identifiable intangible assets consisting of physician and hospital agreements of approximately $650,000. The Company also recorded goodwill of $500,000 during the three months ended March 31, 2006 for the payment of contingent consideration related to a prior year acquisition. The Company may be required to pay additional contingent consideration under certain contract provisions relating to the acquisitions completed during the three months ended March 31, 2006, however, the amount to be paid, if any, is not determinable at this point.

The results of operations of the three acquired practices have been included in the Company’s condensed consolidated financial statements from their respective dates of acquisition. The following unaudited pro forma information combines the consolidated results of operations of the Company and the physician group practice operations acquired during 2006 and 2005 as if the transactions had occurred at the beginning of the respective periods.

	Three Months Ended
	March 31,
	2006	2005
	(in thousands, except for
	per share data)
Net patient service revenue	$190,459	$180,820
Net income	24,380	21,112
Net income per share:
Basic	.52	.47
Diluted	.50	.45
The pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of future results of the combined operations.
4. Investments:
Investments consist of held-to-maturity securities issued primarily by the U.S. Treasury, other U.S. Government corporations and agencies and states of the United States. The Company has the positive intent and ability to hold its investments to maturity, and therefore carries such investments at amortized cost in accordance with the provisions of Financial Accounting Standards No. 115 (“FAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” At March 31, 2006 and December 31, 2005, the Company’s investments consisted of the following short-term investments with remaining maturities of less than one year and long-term investments with maturities of one to three years:

	March 31, 2006		December 31, 2005
	Short-Term	Long-Term	Short-Term	Long-Term
	(in thousands)
U.S. Treasury Securities	$3,865	$994	$5,969	$—
Federal Home Loan Securities	3,985	2,496	3,471	1,505
Municipal Debt Securities	1,119	3,077	—	2,566
Commercial Paper	—	—	497	—
Federal Farm Credit Bank Discount Note	989	—	983	—

	$9,958	$6,567	$10,920	$4,071

5. Accounts Payable and Accrued Expenses:
Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2006	2005
	(in thousands)
Accounts payable	$12,360	$11,463
Accrued salaries and bonuses	23,616	69,089
Accrued payroll taxes and benefits	11,038	12,297
Accrued professional liability risks	41,145	39,390
Medicaid settlement reserve (Note 8)	25,100	25,100
Other accrued expenses	8,910	7,410

	$122,169	$164,749

The decrease in accrued salaries and bonuses from $69.1 million at December 31, 2005, to $23.6 million at March 31, 2006, is primarily due to the decrease in the Company’s liabilities for performance-based incentive compensation. The Company’s annual payments due to affiliated physicians under its performance-based incentive compensation program are made during the first quarter of each year.
6. Stock Incentive Plans and Employee Stock Purchase Plans:
The Company has a stock option plan (the “Option Plan”) under which stock options are presently outstanding but no new additional grants may be made. The Company also has a 2004 Incentive Compensation Plan (the “2004 Incentive Plan”) under which stock options, restricted stock, stock appreciation rights, deferred stock, other stock related and performance related awards may be made to key employees. To date, the Company has only awarded restricted stock and stock options under the 2004 Incentive Plan. Collectively, the Option Plan and the 2004 Incentive Plan are the Company’s stock incentive plans (the “Stock Incentive Plans”). The Company also has employee stock purchase plans (the “Stock Purchase Plans”) under which employees can purchase the Company’s common stock at 85% of market value on designated dates.
Under the 2004 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant. The stock options generally become exercisable on a pro rata basis over a three-year period from the date of grant. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. The Company recognizes compensation expense related to its restricted stock awards ratably over the corresponding vesting periods. During the three months ended March 31, 2006, the Company granted 27,500 stock options to key employees under the 2004 Incentive Plan. At March 31, 2006, the Company had approximately 2.8 million shares available for future awards under the 2004 Incentive Plan.
Effective January 1, 2006, the Company’s Stock Purchase Plans were amended such that employee purchases after December 31, 2005 will be made at 85% of the closing price of the stock as of the purchase date. The purchase dates for employees who participate in the Stock Purchase Plans are Apri1 1st and October 1st of each year. In accordance with the provisions of FAS 123R, the Company recognizes equity-based compensation expense for the 15% discount received by participating employees. At March 31, 2006, the Company had approximately 292,000 shares reserved under the Stock Purchase Plans.
The Company recognized approximately $5.0 million of equity-based compensation expense related to its Stock Incentive Plans and Stock Purchase Plans during the three months ended March 31, 2006. The after-tax impact of equity-based compensation expense on net income was approximately $3.1 million for the three months ended March 31, 2006.
The activity related to the Company’s restricted stock awards and the corresponding weighted average grant-date fair values are as follows:

		Weighted
		Average
	Number of	Fair
	Shares	Value
Non-vested shares at December 31, 2005	675,128	$38.26
Awarded	—	—
Forfeited	(3,332)	$38.26
Vested	(70,000)	$38.26

Non-vested shares at March 31, 2006	601,796	$38.26

The aggregate fair value of the 70,000 restricted shares that vested during the three months ended March 31, 2006 was approximately $2.7 million. At March 31, 2006, the total equity-based compensation cost related to non-vested restricted stock remaining to be recognized as compensation expense over a period of approximately 2.2 years is $10.9 million.

Pertinent information covering stock option transactions related to the Company’s Stock Incentive Plans is summarized in the table below.

			Weighted
			Average
	Number of	Option Price	Exercise	Expiration
	Shares	Per Share	Price	Date
Outstanding at December 31, 2005	3,751,738	$3.53-$37.30	$22.51	2006-2015
Granted	27,500	$43.15-$47.38	$46.23
Canceled	(66,662)	$12.78-$31.59	$27.87
Exercised	(935,346)	$3.53-$31.59	$23.45

Outstanding at March 31, 2006	2,777,230	$3.53-$47.38	$22.40	2006-2016

Exercisable at March 31, 2006	1,833,446	$3.53-$37.30	$19.70
The Company issues new shares of its common stock upon exercise of its stock options. The fair value of each stock option or share to be issued is estimated on the date of grant using the Black-Scholes option-pricing model with weighted average assumptions for expected volatility, expected life, risk-free interest rate and dividend yield. Expected volatility is estimated using sequential periods of historical price data related to the Company’s common stock. For the three months ended March 31, 2006, the expected volatility related to the Company’s share price was 37%. The Company assigns expected lives and corresponding risk-free interest rates to two separate homogenous employee groups consisting of officers and all other employees. Expected lives are estimated based on historical exercise patterns among the Company’s two employee groups. The weighted average expected life and corresponding risk-free interest rate for officers was four years and 4.8% for stock options granted during the three months ended March 31, 2006. The weighted average expected life and corresponding risk-free interest rate for all other employees was three and one-half years and 4.4% for stock options granted during the three months ended March 31, 2006. The Company uses a dividend yield assumption of 0% for all periods.
The weighted average grant date fair value for stock options granted during the three months ended March 31, 2006 was $16.48. The weighted average remaining contractual life on outstanding and exercisable stock options of 2,777,230 and 1,833,446 at March 31, 2006 is approximately 6.8 years and 6.2 years, respectively. The total intrinsic value of the 935,346 stock options exercised during the three months ended March 31, 2006 was approximately $21.3 million. At March 31, 2006, the total equity-based compensation cost related to non-vested stock options remaining to be recognized as compensation expense over a period of approximately 3.0 years is $2.2 million.
The aggregate intrinsic value of the 2,777,230 outstanding stock options and the 1,833,446 exercisable stock options presented above is approximately $78.2 million and $56.6 million, respectively. The excess tax benefit related to the exercise of stock options and the vesting of restricted stock for the three months ended March 31, 2006 was approximately $7.8 million.
7. Net Income Per Share:
Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common and potential common shares outstanding during the applicable period. Potential common shares consist of the dilutive effect of outstanding options and restricted stock calculated using the treasury stock method.

     The calculations of basic and diluted net income per share for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended
	March 31,
	2006	2005
	(in thousands, except for
	per share data)
Basic:
Net income applicable to common stock	$23,750	$17,983

Weighted average number of common shares outstanding	47,268	45,380

Basic net income per share	$.50	$.40

Diluted:
Net income applicable to common stock	$23,750	$17,983

Weighted average number of common shares outstanding	47,268	45,380
Weighted average number of dilutive common stock equivalents	1,576	1,530

Weighted average number of common and common equivalent shares outstanding	48,844	46,910

Diluted net income per share	$.49	$.38

For the three months ended March 31, 2006 and 2005, the Company had approximately 10,000 and 50,000 outstanding employee stock options, respectively, that were excluded from the computation of diluted earnings per share because they were anti-dilutive.
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
In July 2005, the Company was informed by the United States Attorney’s Office that the federal Medicaid investigation was initiated as a result of a complaint filed under seal by a third-party, known as “qui tam” or “whistleblower” complaint, under the federal False Claims Act which permits private individuals to bring confidential actions on behalf of the government. The Company has confirmed that the civil investigation encompasses all matters raised by the complaint.
On February 8, 2006, the Company announced that it had reached an agreement in principle on the amount of a financial settlement with federal and state authorities that would resolve the Medicaid, TRICARE and state billing investigations, subject to, among other things, completion of negotiation and approval of a final settlement agreement, including a corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” as a result of this agreement in principle, the Company’s reserves relating to these matters were increased to $25.1 million as disclosed in Note 5 to the condensed consolidated financial statements. Despite the agreement in principle on the financial portion of the settlement, there can be no assurance that a final settlement agreement will be reached.

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
Although the Company currently maintains liability insurance coverage intended to cover professional liability and certain other claims, this coverage generally must be renewed annually and may not continue to be available to the Company in future years at acceptable costs and on favorable terms. In addition, the Company cannot assure that its insurance coverage will be adequate to cover liabilities arising out of claims asserted against it in the future where the outcomes of such claims are unfavorable. With respect to professional liability insurance, the Company self-insures its liabilities to pay deductibles through a wholly owned captive insurance subsidiary. Liabilities in excess of the Company’s insurance coverage, including coverage for professional liability and other claims, could have a material adverse effect on its business, financial condition, results of operations or the trading price of its common stock.

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
     On April 4, 2006, we announced that our Board of Directors authorized a two-for-one stock split of the Company’s common stock. Shareholders of record at the close of business on April 13, 2006 received one additional share of Pediatrix common stock for each share held of record on that date. The shares were issued on April 27, 2006. All share and per share amounts presented have been adjusted to reflect the effect of the two-for-one stock split.
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R (“FAS 123R”) “Share-Based Payment.” This statement requires us to expense equity-based awards to our employees. Our results of operations for the three months ended March 31, 2006 include equity-based compensation expense related to stock options and restricted stock awarded under our stock incentive plans (the “Stock Incentive Plans”) and employee stock purchases under our stock purchase plans (the “Stock Purchase Plans”). For the three months ended March 31, 2005, our results of operations do not reflect any equity-based compensation expense.
     During the three months ended March 31, 2006 and 2005, we completed the acquisition of three and five physician group practices, respectively. Our results of operations for the three months ended March 31, 2006 and 2005 include the results of operations for these physician group practices from their respective dates of acquisition and therefore are not comparable in some material respects.
Results of Operations
Three Months Ended March 31, 2006 as Compared to Three Months Ended March 31, 2005
     Our net patient service revenue increased $23.5 million, or 14.3%, to $187.7 million for the three months ended March 31, 2006, as compared to $164.2 million for the same period in 2005. Of this $23.5 million increase, $12.3 million, or 52.3%, was attributable to revenue generated from acquisitions completed after December 31, 2004. Same-unit net patient service revenue increased $11.2 million, or 6.9%, for the three months ended March 31, 2006. The net increase in same-unit net patient service revenue was primarily the result of: (i) increased revenue of approximately $4.8 million from a 4.3% increase in neonatal intensive care unit patient days; (ii) increased revenue of approximately $4.0 million from volume growth in maternal-fetal, pediatric cardiology, metabolic screening and other services, including hearing screens and newborn nursery services; and (iii) a net increase in revenue of approximately $2.4 million due to improved managed care contracting, the flow through of revenue from modest price increases and the slight impact from a new billing code implemented by the American Medical Association in early 2006 offset, in part, by a decline in revenue caused by a greater percentage of our patients being enrolled in government-sponsored programs. Payments received from government-sponsored programs are substantially less than payments received from commercial insurance payors for equivalent services. This modest shift in our payor mix resulted in an increase in our estimated provision for contractual adjustments and uncollectibles for the three months ended March 31, 2006 as compared to the same period in 2005. Same units are those units at which we provided services for the entire current period and the entire comparable period.
     Practice salaries and benefits increased $14.7 million, or 15.0%, to $112.5 million for the three months ended March 31, 2006, as compared to $97.8 million for the same period in 2005. The increase was primarily attributable to: (i) costs associated with new physicians and other staff of $11.0 million to support acquisition-related growth and volume growth at existing units; (ii) an increase in incentive compensation of $2.6 million as a result of same-unit growth and operational improvements at the physician practice level; and (iii) equity-based compensation for our regional operations employees of $1.1 million related to our Stock Incentive Plans and Stock Purchase Plans.

     Practice supplies and other operating expenses increased $1.6 million, or 24.8%, to $7.8 million for the three months ended March 31, 2006 as compared with $6.2 million for the same period in 2005. The increase was primarily attributable to supply and maintenance costs, professional fees, and other costs to support new and existing physician practices.
     General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses decreased $891,000, or 3.2%, to $27.2 million for the three months ended March 31, 2006, as compared to $28.1 million for the same period in 2005. This $891,000 net decrease was primarily due to the $6.0 million estimated liability reserve we recorded for the three months ended March 31, 2005 relating to our national Medicaid and Tricare investigation offset by (i) equity-based compensation for our administrative employees of $3.9 million related to our Stock Incentive Plans and Stock Purchase Plans; and (ii) a $1.2 million increase in salaries and benefits and other general and administrative expenses related to the continued growth of the Company.
     Depreciation and amortization expense decreased by $299,000, or 11.3%, to $2.3 million for the three months ended March 31, 2006, as compared to $2.6 million for the same period in 2005. This decrease was primarily attributable to the completion of amortization of certain intangibles during the three months ended March 31, 2006.
     Income from operations increased $8.5 million, or 28.9%, to $37.8 million for the three months ended March 31, 2006, as compared with $29.3 million for the same period in 2005. Our operating margin increased to 20.1% for the three months ended March 31, 2006, as compared to 17.9% for the same period in 2005. This net increase in our operating margin of 2.2% percentage points is attributable to (i) a 3.7 percentage point improvement in our operating margin due to the $6.0 million estimated liability reserve we recorded for the three months ended March 31, 2005 relating to our national Medicaid and Tricare investigation, (ii) a decline in operating margin of 2.7 percentage points due to equity-based compensation of $5.0 million related to our Stock Incentive Plans and Stock Purchase Plans; and (iii) a 1.2% percentage point improvement in operating margin related to improved management of general and administrative expenses, excluding the impact of the $6.0 million estimated liability adjustment recorded during the three months ended March 31, 2005 and the $3.9 million of equity-based compensation recognized during the three months ended March 31, 2006.
     We recorded net investment income of $41,000 for the three months ended March 31, 2006, as compared with net interest expense of $663,000 for the same period in 2005. The increase in net investment income is primarily due to a lower average outstanding balance on our revolving credit facility (“Line of Credit”) and higher investment income on outstanding investment balances for the three months ended March 31, 2006 as compared to the prior year period. Interest expense for the three months ended March 31, 2006 consisted of interest charges, commitment fees and amortized debt costs associated with our Line of Credit and interest charges associated with an aircraft operating lease.
     Our effective income tax rate was 37.3% for the three months ended March 31, 2006 and 2005.
     Net income increased to $23.8 million for the three months ended March 31, 2006, as compared to $18.0 million for the same period in 2005. Net income for the three months ended March 31, 2005 was reduced by the $3.8 million after-tax impact of the $6.0 million estimated liability reserve we recorded relating to our national Medicaid and Tricare investigation. Net income for the three months ended March 31, 2006 was reduced by the $3.1 million after-tax impact of the $5.0 million of equity-based compensation expense related to our Stock Incentive Plans and Stock Purchase Plans.
     Diluted net income per common and common equivalent share was $.49 on weighted average shares outstanding of 48.8 million for the three months ended March 31, 2006, as compared to $.38 on weighted average shares outstanding of 46.9 million for the same period in 2005. The net increase in weighted average shares outstanding was primarily due to the exercise of employee stock options, the impact of restricted stock awarded in July 2005 and the issuance of shares under our Stock Purchase Plans offset by shares repurchased during the fourth quarter of 2005.
Liquidity and Capital Resources
     As of March 31, 2006, we had approximately $4.5 million of cash and cash equivalents on hand as compared to $11.2 million at December 31, 2005. In addition, we had working capital of approximately $34.5 million at March 31, 2006, an increase of $36.7 million from a working capital deficit of $2.2 million at December 31, 2005. This increase in working capital was primarily the result of funds generated from operations, borrowings on our Line of Credit and proceeds from the exercise of stock options under our Stock Incentive Plans offset by funds used for the acquisition of physician group practices during the three months ended March 31, 2006.

     Our net cash used in operating activities was $11.2 million for the three months ended March 31, 2006, as compared to net cash provided from operating activities of $656,000 for the same period in 2005. The decline in our cash flow from operations for the three months ended March 31, 2006 is primarily due to changes in our working capital components and the change in presentation of excess tax benefits in our condensed consolidated statement of cash flows as required by FAS 123R, partially offset by improved operating results which include the impact of approximately $5.0 million of non-cash equity-based compensation expense. For the three months ended March 31, 2006, our significant working capital component changes are related to accounts receivable, accounts payable and accrued expenses, and income taxes payable.
     During the three months ended March 31, 2006, accounts receivable increased by $4.0 million, as compared to a decrease of $2.5 million for the same period in 2005. Our days sales outstanding, or DSO, for accounts receivable at March 31, 2006 were 55.5 days, a decrease from 57.8 days at December 31, 2005. The net increase in accounts receivable during the three months ended March 31, 2006 is due to an increase in patient service revenue related to acquisitions completed during the fourth quarter of 2005 and the first quarter of 2006 partially offset by the decline in our DSO.
     During the three months ended March 31, 2006, we experienced a net decrease in cash flow from operating activities related to accounts payable and accrued expenses of $42.6 million. This decrease is primarily due to the decrease in our liabilities for performance-based compensation and 401(k) matching contributions. Our annual payments due to affiliated physicians under our performance-based incentive compensation program and our annual 401(k) matching contributions are made during the first quarter of each year.
     During the three months ended March 31, 2006, cash flow from operations related to income taxes payable increased by $2.8 million, compared to an increase of $10.5 for the same period in 2005. This change is related to the timing of the Company’s tax payments and the change in presentation of excess tax benefits as required by FAS 123R. Effective January 1, 2006, the excess tax benefits related to the exercise of stock options and the vesting of restricted stock are treated as a cash inflow from financing activities rather than a component of cash provided from operating activities. This change in cash flow presentation had the effect of decreasing cash flows from operating activities and increasing cash flows from financing activities by $7.8 million for the three months ended March 31, 2006. The tax benefit included in cash provided from operating activities for the three months ended March 31, 2005 was $3.6 million.
     We typically experience negative cash flow from operations during the first quarter of each year due to the above-mentioned factors.
     Our accounts receivable are principally due from managed care payors, government payors, and other third-party insurance payors. We track our collections from these sources, monitor the age of our accounts receivable, and make all reasonable efforts to collect outstanding accounts receivable through our systems, processes and personnel at our corporate and regional billing and collection offices. We use customary collection practices, including the use of outside collection agencies, for accounts receivable due from private pay patients when appropriate. Almost all of our accounts receivable adjustments consist of contractual adjustments due to the difference between gross amounts billed and the amounts allowed by our payors. Any amounts written off related to private pay patients are based on the specific facts and circumstances related to each individual patient account.
     We maintain professional liability insurance policies with third-party insurers, subject to deductibles, exclusions and other restrictions. We self-insure our liabilities to pay deductibles under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record a liability for self-insured deductibles and an estimate of liabilities for claims incurred but not reported based on an actuarial valuation using historical loss patterns. Effective May 1, 2006, we obtained professional liability coverage that expires on May 1, 2007.
     During the three months ended March 31, 2006, our net cash flows provided from financing activities consisted primarily of borrowings on our Line of Credit, proceeds from the exercise of employee stock options, and the excess tax benefit of stock option exercises and the vesting of restricted stock.
     Our $225 million Line of Credit matures in July 2009 and includes a $25 million subfacility for the issuance of letters of credit. At our option, the Line of Credit bears interest at (i) the base rate (defined as the higher of the Federal Funds Rate plus .5% or the Bank of America prime rate) or (ii) the Eurodollar rate plus an applicable margin rate ranging from .75% to 1.75% based on our consolidated leverage ratio. Our Line of Credit is collateralized by substantially all of our assets. We are subject to certain covenants and restrictions specified in the Line of Credit, including covenants that require us to maintain a minimum level of net worth and that restrict us from paying dividends and making certain other distributions as specified therein. Failure to comply with these covenants and restrictions would constitute an event of default under the Line of Credit, notwithstanding our ability to meet our debt service obligations. Our Line of Credit includes various customary remedies for our lenders following an event of default. At March 31, 2006, we believe we were in compliance with the financial covenants and other restrictions applicable to us under the Line of Credit.

At March 31, 2006, we had an outstanding principal balance of $41.0 million under our Line of Credit and outstanding letters of credit of $16.0 million, which reduced the amount available on our Line of Credit.
     During the three months ended March 31, 2006, cash generated from our operating activities along with cash on hand and borrowings on our Line of Credit were used to fund the acquisition of three physician group practices for $63.3 million and fund capital expenditures in the amount of $1.6 million. Our capital expenditures were for medical equipment, computer and office equipment, software, furniture and other improvements at our office-based practices and our corporate and regional offices.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Our Line of Credit and an aircraft operating lease agreement are subject to market risk and interest rate changes. The Line of Credit bears interest at our option at (i) the base rate (defined as the higher of the Federal Funds Rate plus .5% or the Bank of America prime rate) or (ii) the Eurodollar rate plus an applicable margin rate ranging from .75% to 1.75% based on our consolidated leverage ratio. The aircraft operating lease bears interest at a LIBOR-based variable rate. The outstanding principal balance under our Line of Credit was $41.0 million at March 31, 2006. The outstanding balance related to the aircraft operating lease totaled approximately $4.3 million at March 31, 2006. Considering the total outstanding balance under these instruments at March 31, 2006 of approximately $45.3 million, a 1% change in interest rates would result in an impact to income before income taxes of approximately $453,000 per year.
Item 4. Controls and Procedures.
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2006.
     Effective January 1, 2006, the Company implemented a new payroll system to process employee payroll information. Management has reviewed the changes in internal controls associated with the new payroll system and plans to complete its testing of the internal control changes as part of its annual assessment of internal control over financial reporting for 2006.
     There have been no other changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     In June 2002, we received a written request from the Federal Trade Commission (the “FTC”) to submit information on a voluntary basis in connection with an investigation of issues of competition related to our May 2001 acquisition of Magella Healthcare Corporation (“Magella”) and our business practices generally. In February 2003, we received additional information requests from the FTC in the form of a Subpoena and Civil Investigative Demand. Pursuant to these requests, we produced documents and information relating to the acquisition and our business practices in certain markets. We have also provided on a voluntary basis additional information and testimony on issues related to the investigation. At this time, the investigation remains active and ongoing and we are cooperating fully with the FTC.
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
     In July 2005, we were informed by the United States Attorney’s Office that the federal Medicaid investigation was initiated as a result of a complaint filed under seal by a third-party, known as “qui tam” or “whistleblower” complaint, under the federal False Claims Act which permits private individuals to bring confidential actions on behalf of the government. We have confirmed that the civil investigation encompasses all matters raised by the complaint.
     On February 8, 2006, we announced that we had reached an agreement in principle on the amount of a financial settlement with federal and state authorities that would resolve the Medicaid, TRICARE and state billing investigations, subject to, among other things, completion of negotiation and approval of a final settlement agreement, including a corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” as a result of this agreement in principle, our reserves relating to these matters were increased to $25.1 million as disclosed in Note 5 to the condensed consolidated financial statements. Despite the agreement in principle on the financial portion of the settlement, there can be no assurance that a final settlement agreement will be reached.
     Currently, except as set forth above, we cannot predict the timing or outcome of any of these pending investigations and inquiries and whether they will have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or the trading price of our common stock.
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
     In the ordinary course of business, we become involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by our affiliated physicians. Our contracts with hospitals generally require us to indemnify them and their affiliates for losses resulting from the negligence of our affiliated physicians. We may also become subject to other lawsuits which could involve large claims and significant defense costs. We believe, based upon our review of pending actions and proceedings, that the outcome of such legal actions and proceedings will not have a material adverse effect on our business, financial condition, results of operations or the trading price of our common stock. The outcome of such actions and proceedings, however, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business, financial condition, results of operations or the trading price of our common stock.
     Although we currently maintain liability insurance coverage intended to cover professional liability and certain other claims, this coverage generally must be renewed annually and may not continue to be available to us in future years at acceptable costs and on favorable terms. In addition, we cannot assure that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us in the future where the outcomes of such claims are unfavorable. With respect to professional liability insurance, we self-insure our liabilities to pay deductibles through a wholly owned captive insurance subsidiary. Liabilities in excess of our insurance coverage, including coverage for professional liability and other claims, could have a material adverse effect on our business, financial condition, results of operations or the trading price of our common stock.
Item 1A. Risk Factors.
     There have been no material changes to the risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K.
Item 6. Exhibits.
     See Exhibit Index.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEDIATRIX MEDICAL GROUP, INC.
Date: May 8, 2006	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D., Chief Executive Officer
(principal executive officer)

Date: May 8, 2006	By:	/s/ Karl B. Wagner
Karl B. Wagner, Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of February 14, 2001, among Pediatrix Medical Group, Inc., Infant Acquisition Corp. and Magella Healthcare Corporation (incorporated by reference to Exhibit 2.1 to Pediatrix’s Current Report on Form 8-K dated February 15, 2001).

3.1+	Composite Articles of Incorporation of Pediatrix.

3.2	Amended and Restated Bylaws of Pediatrix (incorporated by reference to Exhibit 3.2 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 2000).

3.3	Articles of Designation of Series A Junior Participating Preferred Stock of Pediatrix (incorporated by reference to Exhibit 3.1 to Pediatrix’s Current Report on Form 8-K dated March 31, 1999).

4.1	Rights Agreement, dated as of March 31, 1999, between Pediatrix and BankBoston, N.A., as rights agent including the form of Articles of Designations of Series A Junior Participating Preferred Stock and the form of Rights Certificate (incorporated by reference to Exhibit 4.1 to Pediatrix’s Current Report on Form 8-K dated March 31, 1999).

4.2	Certificate of Adjustment to the Rights Agreement between Pediatrix and Computershare Trust Company N.A. (as successor to BankBoston, N.A.) as rights agent (incorporated by reference to Exhibit 4.2 to Pediatrix’s Current Report on Form 8-K dated April 27, 2006).

31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.