Form 10-Q
period 2006-06-30
PEDIATRIX MEDICAL GROUP INC
filed 2007-08-07
CIK 893949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐      No ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☒                     Accelerated filer ☐                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
Shares of Common Stock outstanding as of July 20, 2007: 49,020,190.

PEDIATRIX MEDICAL GROUP, INC.

EXPLANATORY NOTE
     In this Form 10-Q, Pediatrix Medical Group, Inc (the “Company”) is restating its Condensed Consolidated Balance Sheet as of December 31, 2005, the related Condensed Consolidated Statements of Income for the three and six months ended June 30, 2005 and the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2005. This Form 10-Q also reflects the amendment of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in this Form 10-Q for the three and six month periods ended June 30, 2005.
     Immediately after the filing of this Form 10-Q, the Company will file a quarterly report on Form 10-Q for the quarter ended September 30, 2006 and an annual report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). The Form 10-Q for the quarter ended September 30, 2006 will contain restated financial information for the three and nine months ended September 30, 2005. In the 2006 Form 10-K, the Company will restate its Consolidated Balance Sheet as of December 31, 2005, and the related Consolidated Statements of Operations, Changes in Shareholders’ Equity and Cash Flows for each of the fiscal years ended December 31, 2005 and 2004 and quarterly financial information for the quarter ended March 31, 2006 and each of the four quarters of 2005. The 2006 Form 10-K will also reflect the restatement of “Selected Financial Data” in Item 6 for the years ended December 31, 2005, 2004, 2003, and 2002. In addition, Item 7 of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in the Company’s Form 10-K for the year ended December 31, 2006 will reflect the restatement as it relates to the years ended December 31, 2005 and 2004.
     Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q have not been amended and should not be relied upon.
Background of Restatement
     In June 2006, management of the Company began an informal limited review of its past stock option grant practices in response to a shareholder inquiry following various media reports regarding option granting practices at other companies. Management apprised the Audit Committee of the Company’s Board of Directors of this informal limited review and the Audit Committee provided guidance with respect to the scope of the review. In August 2006, findings from this limited review were presented to the Audit Committee and the Company’s independent certified registered public accounting firm. Based on these findings, the Audit Committee decided to initiate a comprehensive review to be undertaken by the Audit Committee with the assistance of independent legal counsel and forensic accounting experts. The review covered all stock options granted by the Company from the date of its initial public offering in September 1995 through the Company’s option issuances in June 2006 (the “Relevant Period”).
     In July 2007, the Audit Committee completed its review. The key findings, based on the evidence reviewed, are as follows:
•	The Audit Committee identified 56 grants made on seven dates between April 1997 and August 2000 which the Audit Committee found were backdated. No instances of backdating were identified after August 2000. The Audit Committee used the term “backdating” to connote deliberate selection of grant measurement dates to obtain an option exercise price that was lower than would otherwise be the case. The Audit Committee used this term to describe grants which apparently involved deliberate, opportunistic use of market prices.

•	The Audit Committee did not find evidence establishing intentional misconduct by any of the Company’s current executive officers.

•	The Audit Committee believes that it received full cooperation from all of the Company’s current executive officers.

•	The Audit Committee did not find evidence establishing that the Board, any committee of the Board, or any non-executive director participated in backdating or was aware of backdating during the time that it occurred.

•	During the time period from April 1997 to August 2000 when backdating occurred, the administration and processing of option grants was directed by a former officer who later became a director of the Company. This individual continued to direct the Company’s options program after resigning as an officer in May 2000, while remaining with the Company to work on special projects. During this time period, this individual appears to have been responsible for selecting favorable dates for option grants in all but one instance where a record was located regarding favorable date selection. The Audit Committee concluded that this individual knew or should have known the accounting implications of his actions. Further, the Audit Committee identified three occasions on which this individual was able to benefit by affecting the measurement date of options that were granted to him. The Audit Committee found that this individual realized approximately $12,000 from the backdating of these options based on the revised measurement dates assigned to them.

•	The Audit Committee identified numerous instances in which applicable accounting principles were misapplied and/or process deficiencies or administrative errors occurred resulting in the application of inappropriate measurement dates to option grants. The Audit Committee also identified inadequate record keeping, documentation, disclosure and systems with respect to the stock option grant process, including records of meetings, which in some cases, could not be corroborated in support of option grants on measurement dates that corresponded to periodic low points in the Company’s stock price.

•	The Audit Committee determined that, although these matters did not establish that senior management engaged in intentional misconduct, current senior management did not adequately ensure that these processes and systems were proper, including the Company’s current President and Chief Operating Officer and Chief Financial Officer, who were also found to have played a role in the granting of stock options to others that involved errors and process deficiencies.

•	With respect to the Company’s current executive officers, the Audit Committee found that senior management should not have permitted the individual described above to continue to manage the options program after his resignation as a Company officer in May 2000. The Audit Committee found that, during the period in which backdating occurred, Roger J. Medel, M.D., the Company’s CEO, was actively involved in determining grant recipients and amounts and was also party to e-mail correspondence concerning the selection of favorable dates for option grants; however, Dr. Medel was not the recipient of any of the grants found to be backdated. In addition, the Audit Committee found that on one occasion in 1997, Dr. Medel directed the selection of a favorable grant date for a group of regional medical officers, one of whom was his spouse, a founding physician of the Company and a full-time employee at the time of the grant. Based on its review, however, the Audit Committee believes that Dr. Medel was not aware of the accounting implications of such grants. Further, based on its review, the Audit Committee believes that Dr. Medel reasonably relied upon senior Company executives as to the administration of the Company’s equity compensation plans and the accounting for awards. The Audit Committee found, however, that Dr. Medel bore overall responsibility for assuring that management’s implementation of its compensation programs was appropriate but that he did not adequately assure such appropriate implementation.

•	In light of the evidence reviewed, the Audit Committee found that 640 grants in total required revised measurement dates, variable accounting or the recognition of compensation expense.
Audit Committee Conclusions
     In connection with its investigation, the Audit Committee reviewed evidence to determine whether correct measurement dates had been used under generally accepted accounting principles (“GAAP”) for the Company’s stock option grants during the Relevant Period. The “measurement date” means the date, under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations (“APB 25”), on which all of the following are first known: (i) the individual employee who is entitled to receive the option grant, (ii) the number of options that an individual employee is entitled to receive, and (iii) the option’s exercise price.
     Based on the evidence reviewed, the Audit Committee concluded that: (i) in certain instances, available documentation was insufficient to support or inconsistent with the measurement date or exercise price which was originally assigned to the relevant stock option grant, (ii) certain stock option grants which required variable accounting were inappropriately accounted for as fixed awards, and (iii) modifications to certain stock option grants were not accounted for properly. In many cases, more than one of the foregoing conclusions was reached with respect to a single stock option grant.
     Consistent with APB 25 and the January 2007 illustrative letter from the Chief Accountant of the SEC (the “SEC Letter”), grants made with incorrect measurement dates during the Relevant Period were organized into categories based on types of errors. The Audit Committee and its advisors reviewed evidence related to each grant in these categories, including electronic and physical documents, such as meeting minutes of the Compensation Committee or Board of Directors, unanimous written consents of the Compensation Committee, contemporaneous e-mails, personnel files, payroll records and various other records maintained by the Company, and the results of interviews. Based on the relevant facts and circumstances and the evidence reviewed, the Audit Committee applied relevant GAAP and its judgment to determine, for each grant within each category, the measurement date which was most appropriate. If the Audit Committee concluded that (i) the available documentation was insufficient to support or inconsistent with the measurement date or exercise price which was originally assigned to the relevant stock option grant, (ii) the stock option grant was inappropriately accounted for as a fixed award, and/or (iii) a modification to the stock option grant was not accounted for properly, then accounting adjustments were made as required, resulting in non-cash stock-based compensation expense and related tax effects. The Audit Committee and its advisors were unable to locate the supporting documentation for option grants in many instances. In these situations, the measurement date was determined using judgment as to the most likely granting action taken by the Company and the related date based upon the available information, consistent with the SEC Letter.

     In addition, in some instances, grants were made through May 2001 by officers in exercise of authority apparently delegated to the Chief Executive Officer, but no documentation of such delegated authority has been located.
     The Audit Committee concluded, based on the evidence reviewed, that options to purchase approximately 2.3 million shares of common stock — 56 grants on seven dates — were “backdated” — as that term was used by the Audit Committee as described more fully above. The Audit Committee further concluded that options to purchase an additional 12.1 million shares of common stock — 584 grants on 78 dates prior to 2006 — had erroneous measurement dates or required variable accounting or recognition of additional expense.
     For more information regarding the Audit Committee’s review and the Company’s restatement, refer to Note 3, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements in this Form 10-Q.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
PEDIATRIX MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2006	2005
	(Unaudited)	As Restated (1)
ASSETS
Current assets:
Cash and cash equivalents	$28,845	$11,192
Short-term investments	12,449	10,920
Accounts receivable, net	113,761	111,725
Prepaid expenses	6,435	4,459
Deferred income taxes	22,361	24,400
Other assets	2,188	1,928

Total current assets	186,039	164,624
Investments	6,983	4,071
Property and equipment, net	27,871	27,855
Goodwill	746,174	680,097
Other assets, net	23,992	23,756

Total assets	$991,059	$900,403

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$161,695	$175,619
Current portion of long-term debt and capital lease obligations	777	882
Income taxes payable	2,898	1,157

Total current liabilities	165,370	177,658
Long-term debt and capital lease obligations	328	622
Deferred income taxes	30,641	29,617
Deferred compensation	11,560	10,372

Total liabilities	207,899	218,269

Commitments and contingencies

Shareholders’ equity:

Preferred stock; par value $.01 per share; 1,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share; 100,000 shares authorized; 48,712 and 47,458 shares issued and outstanding, respectively	487	475
Additional paid-in capital	501,325	472,817
Unearned compensation	—	(15,621)
Retained earnings	281,348	224,463

Total shareholders’ equity	783,160	682,134

Total liabilities and shareholders’ equity	$991,059	$900,403

(1)	Includes adjustments resulting from stock option review as described in Note 3 “Restatement of Consolidated Financial Statements.”
The accompanying notes are an integral part of these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited — in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)

Net patient service revenue	$203,807	$173,756	$391,486	$337,906

Operating expenses:
Practice salaries and benefits	114,419	98,268	226,988	196,271
Practice supplies and other operating expenses	8,604	6,844	16,406	13,094
General and administrative expenses	24,820	22,579	52,212	51,091
Depreciation and amortization	2,404	2,529	4,752	5,176

Total operating expenses	150,247	130,220	300,358	265,632

Income from operations	53,560	43,536	91,128	72,274
Investment income	478	199	928	376
Interest expense	(411)	(846)	(820)	(1,686)

Income before income taxes	53,627	42,889	91,236	70,964
Income tax provision	20,169	16,102	34,351	26,648

Net income	$33,458	$26,787	$56,885	$44,316

Per share data:
Net income per common and common equivalent share:
Basic	$0.70	$0.58	$1.19	$0.97

Diluted	$0.68	$0.56	$1.16	$0.93

Weighted average shares used in computing net income per common and common equivalent share:
Basic	48,003	46,231	47,631	45,812

Diluted	49,461	47,819	49,179	47,466

(1)	Includes adjustments resulting from stock option review as described in Note 3 “Restatement of Consolidated Financial Statements.”
The accompanying notes are an integral part of these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — in thousands)

	Six Months Ended
	June 30,
	2006	2005
		As Restated (1)

Cash flows from operating activities:
Net income	$56,885	$44,316
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	4,752	5,176
Stock-based compensation expense	10,188	924
Deferred income taxes	2,824	5,034
Gain on sale of assets	(1,630)	—
Changes in assets and liabilities:
Accounts receivable	(2,036)	2,010
Prepaid expenses and other assets	(2,236)	(112)
Other assets	550	31
Accounts payable and accrued expenses	(13,924)	(11,912)
Income taxes payable	2,572	8,410

Net cash provided from operating activities	57,945	53,877

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(66,665)	(65,851)
Purchase of short-term investments	(10,341)	(8,446)
Maturities of short-term investments	5,900	7,000
Purchase of property and equipment	(8,011)	(4,161)
Proceeds from sale of assets	6,102	—

Net cash used in investing activities	(73,015)	(71,458)

Cash flows from financing activities:
Borrowings on line of credit	123,000	149,000
Payments on line of credit	(123,000)	(157,800)
Payments on capital lease obligations	(399)	(135)
Payments to refinance line of credit	—	(172)
Excess tax benefit from exercises of stock options and vesting of restricted stock	7,561	—
Proceeds from issuance of common stock	25,561	25,291

Net cash provided from financing activities	32,723	16,184

Net increase (decrease) in cash and cash equivalents	17,653	(1,397)
Cash and cash equivalents at beginning of period	11,192	7,011

Cash and cash equivalents at end of period	$28,845	$5,614

(1)	Includes adjustments resulting from stock option review as described in Note 3 “Restatement of Consolidated Financial Statements.”
The accompanying notes are an integral part of these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
1.	Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Pediatrix Medical Group, Inc. and the notes thereto presented in this Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements, and do not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments (other than as described in Note 3), necessary for a fair presentation of the results of interim periods. The financial statements include all the accounts of Pediatrix Medical Group, Inc. and its consolidated subsidiaries (collectively, “PMG”) together with the accounts of PMG’s affiliated professional associations, corporations and partnerships (the “affiliated professional contractors”). PMG has contractual management arrangements with its affiliated professional contractors, which are separate legal entities that provide physician services in certain states and Puerto Rico. The terms “Pediatrix” and the “Company” refer collectively to Pediatrix Medical Group, Inc., its subsidiaries, and the affiliated professional contractors.

On April 4, 2006, the Company announced that its Board of Directors authorized a two-for-one stock split of the Company’s common stock. Shareholders of record at the close of business on April 13, 2006 received one additional share of Pediatrix common stock for each share held of record on that date. The shares were issued on April 27, 2006. In order to complete the stock split, the Company’s Articles of Incorporation were amended to increase the number of authorized shares from 50 million to 100 million. Following the effective date of the stock split, the par value of the Company’s common stock remained at $.01 per share. As a result, the Company increased common stock presented in the condensed consolidated balance sheet and the condensed consolidated statement of shareholders’ equity as of December 31, 2005 by $238,000 with a corresponding decrease in additional paid-in capital. Share and per share amounts for all periods presented in the condensed consolidated financial statements and notes thereto have been adjusted to reflect the effect of the two-for-one stock split.

The consolidated results of operations for the interim periods presented are not necessarily indicative of the results to be experienced for the entire fiscal year. In addition, the accompanying unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 to be filed with the SEC.

2.	Summary of Significant Accounting Policies:

Stock Incentive Plans and Employee Stock Purchase Plans

The Company awards restricted stock and grants stock options to key employees under its stock incentive plans (the “Stock Incentive Plans”). As permitted under Statement of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation,” the Company accounted for stock-based compensation to employees using the intrinsic value method prescribed by APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related interpretations (“APB 25”) through December 31, 2005. The Company recognizes compensation cost for stock-based compensation over the requisite service period using the graded vesting attribution method.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (“FAS 123(R)”) “Share-Based Payment” using the modified prospective application method. This statement is a revision to FAS 123, supersedes APB 25, amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” and requires companies to expense stock-based awards issued to employees. The modified prospective application method of adoption applies to new stock-based awards, changes in stock-based awards and the unvested portion of outstanding stock-based awards after the effective date.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)
2.	Summary of Significant Accounting Policies, Continued:

In accordance with FAS 123(R), the Company measures the cost of employee services received in exchange for stock-based awards based on grant-date fair value. As prescribed under FAS 123(R), the Company estimates the grant-date fair value of stock option grants using a valuation model known as the Black-Scholes-Merton formula or the “Black-Scholes Model” and allocates the resulting compensation expense over the corresponding requisite service period associated with each grant. The Black-Scholes Model requires the use of several variables to estimate the grant-date fair value of stock options including expected term, expected volatility, expected dividends and risk-free interest rate. The Company performs significant analyses to calculate and select the appropriate variable assumptions used in the Black-Scholes Model. The Company also performs significant analyses to estimate forfeitures of stock-based awards as required by FAS 123(R). The Company is required to adjust its forfeiture estimates on at least an annual basis based on the number of share-based awards that ultimately vest. The selection of assumptions and estimated forfeiture rates is subject to significant judgment and future changes to these assumptions and estimates may have a material impact on the Consolidated Financial Statements.

The condensed consolidated statements of income for the three and six months ended June 30, 2006 include stock-based compensation expense calculated in accordance with FAS 123(R) for the Company’s Stock Incentive Plans and the Company’s employee stock purchase plans (the “Stock Purchase Plans”). In addition, the Company’s condensed consolidated statement of cash flows for the six months ended June 30, 2006 includes the excess tax benefits related to the exercise of stock options and the vesting of restricted stock as a cash inflow from financing activities. This change in cash flow presentation had the effect of decreasing cash flows from operating activities and increasing cash flows from financing activities by $7.6 million. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards,” the Company has elected to use the short-cut method to account for its historical pool of excess tax benefits related to stock-based awards. See Note 6 to the Condensed Consolidated Financial Statements for more information on the Company’s Stock Incentive Plans and Stock Purchase Plans.

Had compensation expense been determined based on the fair value accounting provisions of FAS 123 for the three and six months ended June 30, 2005, the Company’s net income and net income per share would have been reduced to the pro forma amounts below (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	As Restated (1)	As Restated (1)

Net income, as restated	$26,787	$44,316
Add: Stock-based compensation expense included in restated net income, net of related tax effects	226	624
Deduct: Total stock-based employee compensation expense related to stock options determined under fair value accounting rules, net of related tax effect	(2,358)	(4,624)

Pro forma net income, as restated	$24,655	$40,316

Net income per share:
As restated:
Basic	$0.58	$0.97
Diluted	$0.56	$0.93

Pro forma, as restated:
Basic	$0.53	$0.88
Diluted	$0.51	$0.85

(1)	Includes adjustments resulting from the stock option review as described in Note 3, “Restatement of Consolidated Financial Statements.”
Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 are effective for the Company as the beginning of 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Based on the Company’s assessment, it anticipates that it will record a decrease to opening retained earnings during the first quarter of 2007 to increase reserves for uncertain tax positions by approximately $7.7 million.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)
2.	Summary of Significant Accounting Policies, Continued:

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements and is effective for fiscal years ending after November 15, 2006. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying value of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The adoption of the provisions of SAB No. 108 had no impact on the Company’s Consolidated Financial Statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), “Fair Value Measures.” FAS 157 creates a common definition for fair value for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). FAS 157 also establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company has not yet completed its evaluation of the potential impact of FAS 157.

3.	Restatement of Consolidated Financial Statements:

The Company has restated its consolidated financial statements to reflect additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants.

Background

In June 2006, management of the Company began an informal limited review of its past stock option grant practices in response to a shareholder inquiry following various media reports regarding option granting practices at other companies. Management apprised the Audit Committee of the Company’s Board of Directors of this informal limited review and the Audit Committee provided guidance with respect to the scope of the review. In August 2006, findings from this limited review were presented to the Audit Committee and the Company’s independent certified registered public accounting firm. Based on these findings, the Audit Committee decided to initiate a comprehensive review to be undertaken by the Audit Committee with the assistance of independent legal counsel and forensic accounting experts. The review covered all stock options granted by the Company from the date of its initial public offering in September 1995 through the Company’s option issuances in June 2006 (the “Relevant Period”).

In July 2007, the Audit Committee completed its review. The key findings, based on the evidence reviewed, are as follows:
•	The Audit Committee identified 56 grants made on seven dates between April 1997 and August 2000 which the Audit Committee found were backdated. No instances of backdating were identified after August 2000. The Audit Committee used the term “backdating” to connote deliberate selection of grant measurement dates to obtain an option exercise price that was lower than would otherwise be the case. The Audit Committee used this term to describe grants which apparently involved deliberate, opportunistic use of market prices.

•	The Audit Committee did not find evidence establishing intentional misconduct by any of the Company’s current executive officers.

•	The Audit Committee believes that it received full cooperation from all of the Company’s current executive officers.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)
3.	Restatement of Consolidated Financial Statements, Continued:
•	The Audit Committee did not find evidence establishing that the Board, any committee of the Board, or any non-executive director participated in backdating or was aware of backdating during the time that it occurred.

•	During the time period from April 1997 to August 2000 when backdating occurred, the administration and processing of option grants was directed by a former officer who later became a director of the Company. This individual continued to direct the Company’s options program after resigning as an officer in May 2000, while remaining with the Company to work on special projects. During this time period, this individual appears to have been responsible for selecting favorable dates for option grants in all but one instance where a record was located regarding favorable date selection. The Audit Committee concluded that this individual knew or should have known the accounting implications of his actions. Further, the Audit Committee identified three occasions on which this individual was able to benefit by affecting the measurement date of options that were granted to him. The Audit Committee found that this individual realized approximately $12,000 from the backdating of these options based on the revised measurement dates assigned to them.

•	The Audit Committee identified numerous instances in which applicable accounting principles were misapplied and/or process deficiencies or administrative errors occurred resulting in the application of inappropriate measurement dates to option grants. The Audit Committee also identified inadequate record keeping, documentation, disclosure and systems with respect to the stock option grant process, including records of meetings, which in some cases, could not be corroborated in support of option grants on measurement dates that corresponded to periodic low points in the Company’s stock price.

•	The Audit Committee determined that, although these matters did not establish that senior management engaged in intentional misconduct, current senior management did not adequately ensure that these processes and systems were proper, including the Company’s current President and Chief Operating Officer and Chief Financial Officer, who were also found to have played a role in the granting of stock options to others that involved errors and process deficiencies.

•	With respect to the Company’s current executive officers, the Audit Committee found that senior management should not have permitted the individual described above to continue to manage the options program after his resignation as a Company officer in May 2000. The Audit Committee found that, during the period in which backdating occurred, Roger J. Medel, M.D., the Company’s CEO, was actively involved in determining grant recipients and amounts and was also party to e-mail correspondence concerning the selection of favorable dates for option grants; however, Dr. Medel was not the recipient of any of the grants found to be backdated. In addition, the Audit Committee found that on one occasion in 1997, Dr. Medel directed the selection of a favorable grant date for a group of regional medical officers, one of whom was his spouse, a founding physician of the Company and a full-time employee at the time of the grant. Based on its review, however, the Audit Committee believes that Dr. Medel was not aware of the accounting implications of such grants. Further, based on its review, the Audit Committee believes that Dr. Medel reasonably relied upon senior Company executives as to the administration of the Company’s equity compensation plans and the accounting for awards. The Audit Committee found, however, that Dr. Medel bore overall responsibility for assuring that management’s implementation of its compensation programs was appropriate but that he did not adequately assure such appropriate implementation.

•	In light of the evidence reviewed, the Audit Committee found that 640 grants in total required revised measurement dates, variable accounting or the recognition of compensation expense.
Audit Committee Conclusions

In connection with its investigation, the Audit Committee reviewed evidence to determine whether correct measurement dates had been used under generally accepted accounting principles (“GAAP”) for the Company’s stock option grants during the Relevant Period. The “measurement date” means the date, under APB 25, on which all of the following are first known: (i) the individual employee who is entitled to receive the option grant, (ii) the number of options that an individual employee is entitled to receive, and (iii) the option’s exercise price.

Based on the evidence reviewed, the Audit Committee concluded that: (i) in certain instances, available documentation was insufficient to support or inconsistent with the measurement date or exercise price which was originally assigned to the relevant stock option grant, (ii) certain stock option grants which required variable accounting were inappropriately accounted for as fixed awards, and (iii) modifications to certain stock option grants were not accounted for properly. In many cases, more than one of the foregoing conclusions was reached with respect to a single stock option grant.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)
3.	Restatement of Consolidated Financial Statements, Continued:

Consistent with APB 25 and the January 2007 illustrative letter from the Chief Accountant of the SEC (the “SEC Letter”), grants made with incorrect measurement dates during the Relevant Period were organized into categories based on types of errors. The Audit Committee and its advisors reviewed evidence related to each grant in these categories, including electronic and physical documents, such as meeting minutes of the Compensation Committee or Board of Directors, unanimous written consents of the Compensation Committee, contemporaneous e-mails, personnel files, payroll records and various other records maintained by the Company, and the results of interviews. Based on the relevant facts and circumstances and the evidence reviewed, the Audit Committee applied relevant GAAP and its judgment to determine, for each grant within each category, the measurement date which was most appropriate. If the Audit Committee concluded that (i) the available documentation was insufficient to support or inconsistent with the measurement date or exercise price which was originally assigned to the relevant stock option grant, (ii) the stock option grant was inappropriately accounted for as a fixed award, and/or (iii) a modification to the stock option grant was not accounted for properly, then accounting adjustments were made as required, resulting in non-cash stock-based compensation expense and related tax effects. The Audit Committee and its advisors were unable to locate the supporting documentation for option grants in many instances. In these situations, the measurement date was determined using judgment as to the most likely granting action taken by the Company and the related date based upon the available information, consistent with the SEC Letter.

In addition, in some instances, grants were made through May 2001 by officers in exercise of authority apparently delegated to the Chief Executive Officer, but no documentation of such delegated authority has been located.

The Audit Committee concluded, based on the evidence reviewed, that options to purchase approximately 2.3 million shares of common stock — 56 grants on seven dates — were “backdated” — as that term was used by the Audit Committee as described more fully below. The Audit Committee further concluded that options to purchase an additional 12.1 million shares of common stock — 584 grants on 78 dates prior to 2006 — had erroneous measurement dates or required variable accounting or recognition of additional expense.

Categories of Revised Measurement Dates

The Audit Committee has categorized option grants with revised measurement dates based on types of errors. These categories are not mutually exclusive and therefore the aggregate number of grants detailed below will exceed the total number of grants with incorrect measurement dates as set forth above. The categories are as follows:

Backdated Options. These options were found to be “backdated,” as such term was used by the Audit Committee. In the absence of an authoritative definition of “backdating,” the Audit Committee used the term to connote deliberately selecting grant measurement dates to obtain an option exercise price that is lower than would otherwise be the case. The Audit Committee used this term to describe grants which apparently involved deliberate, opportunistic use of market prices. On seven dates during the Relevant Period, 56 individual grants of Backdated Options to purchase a total of 2,299,200 shares of common stock were made with respect to which the Company concluded that the originally assigned grant dates should not be the measurement dates. These grants included instances in which it appears that the issuance of options was delayed while the stock price was monitored for downward trends and instances in which it appears that the exercise price for grants was selected by reviewing past stock performance to identify relatively low closing prices. No instances of backdating were identified after 2000.

Unfinalized List Options. These options were found to relate to grants for which the documentation reviewed indicated that recipients were added to or removed from lists or grant amounts on such lists were modified after the purported grant date. On four dates during the Relevant Period prior to 2006, 113 individual grants of Unfinalized List Options to purchase a total of 1,408,000 shares of common stock were made. Where the documentation reviewed indicated use of a list of option recipients which was modified after the purported grant date and the changes to the list were deemed significant, all grants on that list were treated as Unfinalized List Options.

Subsequent Granting Action Options. These options were found to relate to grants for which the documentation reviewed indicated that the granting actions most likely occurred after the purported award date or insufficient documentation was located to support the purported award date. On 77 dates during the Relevant Period prior to 2006, 564 individual grants of Subsequent Granting Action Options to purchase a total of 12,964,836 shares of common stock were made.

New Hire Options. These option grants were found to have been made to employees on purported award dates which preceded such employees’ apparent employment commencement dates. On 18 dates during the Relevant Period prior to 2006, 24 individual grants of New Hire Options to purchase a total of 855,800 shares of common stock were made. In each of these instances, the individual hired subsequently became an employee.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)
3.	Restatement of Consolidated Financial Statements, Continued:

Shareholder Approval Options. These option grants were found to have been made subject to shareholder approval of an amendment to the Company’s stock option plan, which amendment was approved in 1996 following the purported award dates. On four dates during 1995 and 1996, six individual grants of Shareholder Approval Options to purchase a total of 614,000 shares of common stock were made.

Administrative Error and Other Options. These option grants were found to have been issued with administrative delays or errors not otherwise described in the foregoing categories. On eight dates during the Relevant Period prior to 2006, 118 individual grants of Administrative Error and Other Options to purchase a total of 1,355,108 shares of common stock were made. This category includes grants which were made as of a grant date which, due to apparent administrative error, was different from the purported grant date, while the documentation for other grants contained typographical errors. This category also includes a few instances of options that were granted to recipients within six months of the cancellation of other options and required variable accounting.

Tax Adjustments and Related Matters

The restatement reflects the recognition of certain income tax benefits for 2005, 2004 and prior years as a result of the revision of measurement dates. In certain periods, a portion of the pre-tax stock-based compensation expense adjustment was excluded from the calculation of tax benefits due to limitations on the deductibility of compensation for certain executive officers under Section 162(m) of the Internal Revenue Code of 1986, as amended, (“162(m)”). Over the periods presented, the Company recognized approximately $12 million in additional compensation expense for which it did not record a tax benefit. In addition, the Company has recorded, as a component of the tax provision, approximately $723,000 for interest expense related to tax deductions previously taken for the exercise of stock options granted to executive officers which, as a result of the revision to measurement dates, no longer qualify as deductible performance-based compensation under Section 162(m).

After considering the application of Section 409A of the Internal Revenue Code, in February 2007, the Company’s Board of Directors approved the Company’s election to participate in a compliance resolution program offered by the Internal Revenue Service for certain employees who exercised certain stock options in 2006. Under this program, the Company paid approximately $2.6 million to the Internal Revenue Service in June 2007 for taxes and related interest imposed on employees, other than executive officers, as a result of the revision of measurement dates. In connection with this program, the Company will reimburse these employees for any additional taxes resulting from the payment of the Section 409A taxes on their behalf.

In February 2007, the Board of Directors adopted a program providing for increases in the exercise price of certain options that were subject to changes in measurement dates and authorizing the Company to make compensating payments for the difference to affected employees, other than executive officers, in 2008. In July 2007, the Board of Directors finalized the increase in the exercise price of these options and authorization of these compensating payments.

The Company expects that the amount of payments relating to employees who exercised options in 2006 and 2007 and employees who hold options with increased exercise prices will not exceed $6.4 million in the aggregate.

Restatement Adjustments

In order to present the financial impact of each category described above, the Company’s management reviewed each grant for which more than one category of errors applied and, except with respect to “backdated” options, placed it in a single category based on the error that was the primary reason for its revised measurement date. For each “backdated” option, management recorded the impact of the revised measurement date in the “backdated” category.

The following table presents the financial impact of recognizing additional non-cash stock based compensation expense by category of error. The expense has been recorded over the respective awards service periods and, in instances requiring variable accounting, until the awards were exercised, forfeited or expired unexercised (in thousands):

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)
3.	Restatement of Consolidated Financial Statements, Continued:

	Decrease to Income Before Income Taxes
			Subsequent		Shareholder	Administrative
	Backdated	Unfinalized	Granting Action	New Hire	Action	Error and Other		Income Tax	Decrease to Net
Period	Options	List Options	Options	Options	Options	Options	Total	Benefit	Income

1995	$—	$—	$—	$11	$—	$7	$18	$3	$15
1996	—	—	1,250	63	5,201	32	6,546	445	6,101
1997	1,102	—	2,362	57	2,552	28	6,101	684	5,417
1998	2,330	—	2,196	102	947	2	5,577	1,859	3,718
1999	1,139	—	2,222	260	1	—	3,622	1,103	2,519
2000	389	—	669	104	—	387	1,549	508	1,041
2001	15	—	624	30	—	754	1,423	366	1,057
2002	15	142	951	13	—	565	1,686	410	1,276
2003	3	645	928	4	—	214	1,794	690	1,104
2004	—	394	2,495	2	—	85	2,976	892	2,084

Total impact through December 31, 2004	4,993	1,181	13,697	646	8,701	2,074	31,292	6,960	24,332

First quarter 2005	—	54	522	—	—	7	583	129	454
Second quarter 2005	—	21	317	—	—	3	341	1	340
Third quarter 2005	—	31	340	—	—	3	374	10	364
Fourth quarter 2005	—	28	324	—	—	3	355	(15)	370

2005 full year	—	134	1,503	—	—	16	1,653	125	1,528

Total impact through 2005	$4,993	$1,315	$15,200	$646	$8,701	$2,090	$32,945	$7,085	$25,860

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)
3.	Restatement of Consolidated Financial Statements, Continued:

The following table presents the effect of the restatement adjustments by financial statement line item for the Consolidated Balance Sheet as of December 31, 2005 (in thousands):

	December 31, 2005
	As Reported	Adjustments	As Restated
ASSETS

Current assets:
Cash and cash equivalents	$11,192	$—	$11,192
Short-term investments	10,920	—	10,920
Accounts receivable, net	111,725	—	111,725
Prepaid expenses	4,459	—	4,459
Deferred income taxes	24,400	—	24,400
Other assets	1,928	—	1,928

Total current assets	164,624	—	164,624

Investments	4,071	—	4,071
Property and equipment, net	27,855	—	27,855
Goodwill	680,097	—	680,097
Other assets, net	23,756	—	23,756

Total assets	$900,403	$—	$900,403

LIABILITIES & SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$164,749	$10,870	$175,619
Current portion of long-term debt and capital lease obligations	882	—	882
Income taxes payable	1,157	—	1,157

Total current liabilities	166,788	10,870	177,658

Long-term debt and capital lease obligations	622	—	622
Deferred income taxes	30,830	(1,213)	29,617
Deferred compensation	10,372	—	10,372

Total liabilities	208,612	9,657	218,269

Commitments and contingencies

Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock; $.01 par value; 100,000 shares authorized; 47,458 shares issued and outstanding	475	—	475
Additional paid-in capital	456,614	16,203	472,817
Unearned compensation	(15,621)	—	(15,621)
Retained earnings	250,323	(25,860)	224,463

Total shareholders’ equity	691,791	(9,657)	682,134

Total liabilities and shareholders’ equity	$900,403	$—	$900,403

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)
3.	Restatement of Consolidated Financial Statements, Continued:

The following table presents the effect of the restatement adjustments by financial statement line item for the Condensed Consolidated Statements of Income for the periods ended June 30, 2005 (in thousands, except for per share data):

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Net patient service revenue	$173,756	$—	$173,756	$337,906	$—	$337,906

Operating expenses:
Practice salaries and benefits	98,157	111	98,268	195,960	311	196,271
Practice supplies and other operating expenses	6,844	—	6,844	13,094	—	13,094
General and administrative expenses	22,349	230	22,579	50,478	613	51,091
Depreciation and amortization	2,529	—	2,529	5,176	—	5,176

Total operating expenses	129,879	341	130,220	264,708	924	265,632

Income from operations	43,877	(341)	43,536	73,198	(924)	72,274

Investment income	199	—	199	376	—	376
Interest expense	(846)	—	(846)	(1,686)	—	(1,686)

Income before income taxes	43,230	(341)	42,889	71,888	(924)	70,964

Income tax provision	16,103	(1)	16,102	26,778	(130)	26,648

Net income	$27,127	$(340)	$26,787	$45,110	$(794)	$44,316

Per share data:
Net income per common and common equivalent share:
Basic	$0.59	$(0.01)	$0.58	$0.98	$(0.01)	$0.97

Diluted	$0.57	$(0.01)	$0.56	$0.95	$(0.02)	$0.93

Weighted average shares used in computing net income per common and common equivalent share:
Basic	46,231	—	46,231	45,812	—	45,812

Diluted	47,645	174	47,819	47,286	180	47,466

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)
3.	Restatement of Consolidated Financial Statements, Continued:

The following table presents the effect of the restatement adjustments by financial statement line item for the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2005 (in thousands):

	Six Months Ended June 30, 2005
	As Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income	$45,110	$(794)	$44,316
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	5,176	—	5,176
Stock-based compensation expense	—	924	924
Deferred income taxes	4,811	223	5,034
Gain on sale of assets	—	—	—
Changes in assets and liabilities:
Accounts receivable	2,010	—	2,010
Prepaid expenses and other current assets	(112)	—	(112)
Other assets	31	—	31
Accounts payable and accrued expenses	(13,665)	1,753	(11,912)
Income taxes payable	10,516	(2,106)	8,410

Net cash provided from operating activities	53,877	—	53,877

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(65,851)	—	(65,851)
Purchase of investments	(8,446)	—	(8,446)
Maturities of investments	7,000	—	7,000
Purchase of property and equipment	(4,161)	—	(4,161)
Excess tax benefit of stock option exercise and restricted stock vestings	—	—	—
Proceeds from sale of assets	—	—	—

Net cash used in investing activities	(71,458)	—	(71,458)

Cash flows from financing activities:
Borrowings on line of credit	149,000	—	149,000
Payments on line of credit	(157,800)	—	(157,800)
Payments on capital lease obligations	(135)	—	(135)
Payments to refinance line of credit	(172)	—	(172)
Proceeds from issuance of common stock	25,291	—	25,291

Net cash provided from financing activities	16,184	—	16,184

Net decrease in cash and cash equivalents	(1,397)	—	(1,397)
Cash and cash equivalents at beginning of period	7,011	—	7,011

Cash and cash equivalents at the end of period	5,614	$—	$5,614

4.	Business Acquisitions:

The Company acquired four physician group practices during the six months ended June 30, 2006. In connection with these acquisitions, the Company recorded goodwill of approximately $65.7 million, other identifiable intangible assets consisting of physician and hospital agreements, of approximately $725,000, and liabilities of approximately $240,000. The Company also recorded goodwill of $500,000 during the six months ended June 30, 2006 for the payment of contingent consideration related to a prior year acquisition and based on volume and other performance measures. The Company may be required to pay additional similar contingent consideration under certain contract provisions relating to acquisitions completed during the six months ended June 30, 2006, as well as other acquisitions completed in prior years; however, the amount to be paid, if any, is not determinable at this time.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)
4.	Business Acquisitions, Continued:

The results of operations of the four acquired practices acquired during the six month ended June 30, 2006 have been included in the Company’s condensed consolidated financial statements from their respective dates of acquisition. The following unaudited pro forma information combines the consolidated results of operations of the Company and the physician group practice operations acquired during 2006 and 2005 as if the transactions had occurred at the beginning of the respective periods (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)

Net patient service revenue	$204,468	$186,462	$395,629	$365,878
Net income	$33,535	$31,578	$57,663	$55,006
Net income per share:
Basic	$0.70	$0.68	$1.21	$1.20
Diluted	$0.68	$0.66	$1.17	$1.16

(1)	Includes adjustments resulting from the stock option review as described in Note 3, “Restatement of Consolidated Financial Statements.”
The pro-forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

5.	Investments:

Investments consist of held-to-maturity securities issued primarily by the U.S. Treasury, other U.S. Government corporations and agencies and states of the United States. The Company intends and has the ability to hold its investments to maturity, and therefore carries such investments at amortized cost in accordance with the provisions of Financial Accounting Standards No. 115 (“FAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” At June 30, 2006 and December 31, 2005, the Company’s investments consisted of the following short-term investments with remaining maturities of less than one year and long-term investments with maturities of one to three years (in thousands):

	June 30, 2006		December 31, 2005
	Short-Term	Long-Term	Short-Term	Long-Term

U.S. Treasury Securities	$5,352	$1,493	$5,969	$—
Federal Home Loan Securities	4,485	1,999	3,471	1,505
Municipal Debt Securities	1,616	2,991	—	2,566
Commercial Paper	—	—	497	—
Federal Farm Credit Bank Discount Note	996	500	983	—

	$12,449	$6,983	$10,920	$4,071

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)
6.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2006	December 31, 2005
		As Restated (1)

Accounts payable	$4,163	$5,632
Accrued salaries and bonuses	47,681	69,089
Accrued payroll taxes and benefits	12,581	12,297
Accrued professional liability risks	46,155	39,390
Medicaid settlement reserve (Note 8)	25,100	25,100
Accrual for uncertain tax positions	17,544	16,701
Other accrued expenses	8,471	7,410

	$161,695	$175,619

(1)	Includes adjustments resulting from the stock option review as described in Note 3, “Restatement of Consolidated Financial Statements.”
The decrease in accrued salaries and bonuses from $69.1 million at December 31, 2005, to $47.7 million at June 30, 2006, is primarily due to the decrease in the Company’s liabilities for performance-based incentive compensation. The Company’s annual payments due under its performance-based incentive compensation program are made during the first quarter of each year.

7.	Stock Incentive Plans and Employee Stock Purchase Plans:

The Company has a stock option plan (the “Option Plan”) under which stock options are presently outstanding but no new additional grants may be made. The Company also has a 2004 Incentive Compensation Plan (the “2004 Incentive Plan”) under which stock options, restricted stock, stock appreciation rights, deferred stock, other stock related and performance related awards may be made to key employees. To date, the Company has only awarded restricted stock and granted stock options under the 2004 Incentive Plan. Collectively, the Option Plan and the 2004 Incentive Plan are the Company’s Stock Incentive Plans. The Company also has Stock Purchase Plans under which employees may purchase the Company’s common stock at 85% of market value on designated dates.

Under the 2004 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. The Company recognizes compensation expense related to its restricted stock awards ratably over the corresponding vesting periods. During the six months ended June 30, 2006, the Company granted 658,011 stock options and awarded 191,268 shares of restricted stock to key employees under the 2004 Incentive Plan. At June 30, 2006, the Company had approximately 1.9 million shares available for future grants and awards under the 2004 Incentive Plan.

Effective January 1, 2006, the Company’s Stock Purchase Plans were amended such that employee purchases after December 31, 2005 are made at 85% of the closing price of the stock as of the purchase date. The purchase dates for employees who participate in the Stock Purchase Plans are April 1st and October 1st of each year. In accordance with the provisions of FAS 123(R), the Company recognizes stock-based compensation expense for the 15% discount received by participating employees. During the six months ended June 30, 2006, approximately 46,000 shares were issued under the Company’s Stock Purchase Plans. At June 30, 2006, the Company had approximately 246,000 shares reserved under the Stock Purchase Plans.

The Company recognized approximately $4.9 million and $10.2 million of stock-based compensation expense related to its Stock Incentive Plans and Stock Purchase Plans during the three and six months ended June 30, 2006, respectively. During the three and six months ended June 30, 2005, the Company recognized, inclusive of the restatement, approximately $341,000 and $924,000, respectively, of stock-based compensation expense, respectively, related to its Stock Incentive Plans.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)
7.	Stock Incentive Plans and Employee Stock Purchase Plans, Continued:

The activity related to the Company’s restricted stock awards and the corresponding weighted average grant-date fair values are as follows:

		Weighted
	Number of	Average
	Shares	Fair Value
Non-vested shares at December 31, 2005	675,128	$38.26
Awarded	191,268	$44.70
Forfeited	(3,873)	$38.60
Vested	(293,975)	$38.26

Non-vested shares at June 30, 2006	568,548	$40.42

The aggregate fair value of the 293,975 restricted shares that vested during the six months ended June 30, 2006 was approximately $11.2 million. At June 30, 2006, the total stock-based compensation cost related to non-vested restricted stock remaining to be recognized as compensation expense over a weighted-average period of approximately 2.4 years is $15.2 million.

Pertinent information covering stock option transactions related to the Company’s Stock Incentive Plans is summarized in the table below.

			Weighted
			Average
	Number of	Option Price	Exercise	Expiration
	Shares	Per Share (1)	Price (1)	Date
Outstanding at December 31, 2005	3,751,738	$3.53-$37.30	$22.51	2006-2015
Granted	658,011	$43.15-$50.34	$45.16
Canceled	(53,387)	$12.78-$44.70	$28.41
Exercised	(1,020,961)	$3.53-$33.45	$22.96

Outstanding at June 30, 2006	3,335,401	$3.53-$50.34	$26.81	2006-2016

Exercisable at June 30, 2006	1,976,398	$3.53-$37.30	$19.45

(1)	The option price and weighted average exercise price per share is as of June 30, 2006 and does not reflect any increase in the exercise price of certain options under a program adopted by the Company’s Board of Directors in 2007, see Note 3, “Restatement of Consolidated Financial Statements.”
The Company issues new shares of its common stock upon exercise of its stock options. The fair value of each stock option or share to be issued is estimated on the date of grant using the Black-Scholes option-pricing model with weighted average assumptions for expected volatility, expected life, risk-free interest rate and dividend yield. Expected volatility is estimated using sequential periods of historical price data related to the Company’s common stock. For stock options granted during the six months ended June 30, 2006, the expected volatility related to the Company’s share price ranged from 31% to 37%. The Company assigns expected lives and corresponding risk-free interest rates to two separate homogenous employee groups consisting of officers and all other employees. The Company evaluates the estimated expected lives assigned to its two employee groups using the historical exercise data, taking into consideration the impact of partial life cycle data, contractual term and post-vesting cancellations. The weighted average expected lives for officers and all other employees were primarily four years and three and one-half years, respectively, for stock options granted during the six months ended June 30, 2006. Risk-free interest rates for both employee groups ranged from 4.4% to 5.0% for stock options granted during the six months ended June 30, 2006. The Company used a dividend yield assumption of 0% for all periods.

The weighted average grant date fair value for stock options granted during the six months ended June 30, 2006 was $14.28. The weighted average remaining contractual life on outstanding and exercisable stock options of 3,335,401 and 1,976,398 at June 30, 2006 is approximately 7.2 years and 6.1 years, respectively. The total intrinsic value of the 1,020,961 stock options exercised during the six months ended June 30, 2006 was approximately $23.6 million. At June 30, 2006, the total stock-based compensation cost related to non-vested stock options remaining to be recognized as compensation expense over a weighted-average period of approximately 2.6 years is $9.2 million.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)
7.	Stock Incentive Plans and Employee Stock Purchase Plans, Continued:

The aggregate intrinsic value of the 3,335,401 outstanding stock options and the 1,976,398 exercisable stock options presented above is approximately $57.6 million and $48.7 million, respectively. The excess tax benefit related to the exercise of stock options and the vesting of restricted stock for the six months ended June 30, 2006 was approximately $7.6 million.

8.	Net Income Per Share:

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common and potential common shares outstanding during the applicable period. Potential common shares consist of the dilutive effect of outstanding options and non-vested restricted stock calculated using the treasury stock method. Under the treasury stock method, the Company calculates the assumed excess tax benefits related to the potential exercise or vesting of its stock-based awards using the sum of the average market price for the applicable period less the option price, if any, and the fair value of the stock-based award on the date of grant multiplied by the applicable tax rate.

The calculations of basic and diluted net income per share for the three and six months ended June 30, 2006 and 2005 are as follows (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		As restated (1)		As restated (1)
Basic:
Net income applicable to common stock	$33,458	$26,787	$56,885	44,316

Weighted average number of common shares outstanding	48,003	46,231	47,631	45,812

Basic net income per share	$0.70	$0.58	$1.19	$0.97

Diluted:
Net income applicable to common stock	$33,458	$26,787	$56,885	$44,316

Weighted average number of common shares outstanding	48,003	46,231	47,631	45,812

Weighted average number of dilutive common stock equivalents	1,458	1,588	1,548	1,654

Weighted average number of common and common equivalent shares outstanding	49,461	47,819	49,179	47,466

Diluted net income per share	$0.68	$0.56	$1.16	$0.93

(1)	Includes adjustments resulting from the stock option review as described in Note 3, “Restatement of Consolidated Financial Statements.”

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)
8.	Net Income Per Share, Continued:

For the three months ended June 30, 2006 and 2005, the Company had approximately 47,000 and 38,000 outstanding employee stock options, respectively, that have been excluded from the computation of diluted earnings per share because they are anti-dilutive. For the six months ended June 30, 2006 and 2005, the Company had approximately 67,000 and 88,000 outstanding employee stock options, respectively, that have been excluded from the computation of diluted earnings per share because they are anti-dilutive.

9.	Contingencies:

As described in Note 3, the Audit Committee of the Company’s Board of Directors conducted a comprehensive review of the Company’s historical practices related to the granting of stock options with the assistance of independent legal counsel and forensic accounting experts. The Company voluntarily contacted the staff of the SEC regarding the Audit Committee’s review and subsequently the SEC notified the Company that it had commenced a formal investigation into the Company’s stock option practices. The Company has also had discussions with the U.S. Attorney’s office for the Southern District of Florida regarding the Audit Committee’s review. Based on these discussions, the Company believes that the U.S. Attorney’s office may make a request for various documents and information related to the review and the Company’s stock option granting practices. The Company intends to continue full cooperation with the U.S. Attorney’s office and the SEC. The Company cannot predict the outcome of these matters.

In November 2006, the Company was notified that the FTC closed its investigation of the Company’s acquisition of Magella and its business practices generally with a finding that no further action is warranted.

Beginning in April 1999, the Company received requests from various federal and state investigators for information relating to its billing practices for services reimbursed by Medicaid, and the United States Department of Defense’s TRICARE program for military dependents and retirees. From 1999 through 2002, a number of the individual state investigations were resolved through agreements to refund certain overpayments and reimburse certain costs to the states. In June 2003, the Company was advised by a United States Attorney’s Office that it was conducting a civil investigation with respect to its Medicaid billing practices nationwide. The federal Medicaid investigation was initiated as a result of a complaint filed under seal by a third party, known as “qui tam” or “whistleblower” complaint, under the FCA which permits private individuals to bring confidential actions on behalf of the government. Beginning in late 2003, the federal Medicaid investigation, the TRICARE investigation, and related state inquiries were coordinated together.

In February 2006, the Company announced that it had reached an agreement in principle on the amount of a financial settlement with federal and state authorities that would resolve the Medicaid, TRICARE and state billing investigations, subject to, among other things, completion and approval of final settlement agreements, including a corporate integrity agreement with the OIG. In September 2006, the Company announced that it had completed a final settlement agreement with the DOJ and the relator who initiated the “qui tam” complaint (“Federal Settlement Agreement”). In February 2007, the Company announced that it had completed separate state settlement agreements with each state Medicaid program involved in the settlement (the “State Settlement Agreements”). Under the terms of the Federal Settlement Agreement and State Settlement Agreements, the Company paid the federal government $25.1 million related to neonatal services provided from January 1996 through December 1999, of which $9.5 million was transferred to an escrow agent for distribution to each Medicaid-participating state that entered into a State Settlement Agreement with the Company.

As part of the Federal Settlement Agreement, the Company entered into a five-year Corporate Integrity Agreement with the OIG. The Corporate Integrity Agreement acknowledges the existence of the Company’s comprehensive Compliance Plan, which provides for policies and procedures aimed at ensuring the Company’s adherence with federal healthcare program (“FHC Program”) requirements and requires the Company to maintain the Compliance Plan in full operation for the term of the Corporate Integrity Agreement. In addition, the Corporate Integrity Agreement requires, among other things, that the Company must comply with the following integrity obligations during the term of the Corporate Integrity Agreement:

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)
9.	Contingencies, Continued:
•	maintaining a Compliance Officer and Compliance Committee to administer the Company’s compliance with FHC Program requirements, the Company’s Compliance Plan and the Corporate Integrity Agreement;

•	maintaining the Code of Conduct the Company previously developed, implemented, and distributed to its officers, directors, employees, contractors, subcontractors, agents, or other persons who provide patient care items or services (the “Covered Persons”);

•	maintaining the written policies and procedures the Company previously developed and implemented regarding the operation of the Compliance Plan and the Company’s compliance with FHC Program requirements;

•	providing general compliance training to the Covered Persons as well as specific training to the Covered Persons who perform coding functions relating to claims for reimbursement from any FHC Program;

•	engaging an independent review organization to perform annual reviews of samples of claims from multiple hospital units to assist the Company in assessing and evaluating its coding, billing, and claims-submission practices;

•	maintaining the Disclosure Program the Company previously developed and implemented that includes a mechanism to enable individuals to disclose, to the Chief Compliance Officer or any person who is not in the disclosing individual’s chain of command, issues or questions believed by the individual to be a potential violation of criminal, civil, or administrative laws;

•	not hiring or, if employed, removing from Pediatrix’s business operations which are related to or compensated, in whole or part, by FHC Programs, persons (i) convicted of a criminal offense related to the provision of health care items or services or (ii) ineligible to participate in FHC Programs or Federal procurement or nonprocurement programs;

•	notifying the OIG of (i) new investigations or legal proceedings by a governmental entity or its agents involving an allegation that Pediatrix has committed a crime or has engaged in fraudulent activities, (ii) matters that a reasonable person would consider a probable violation of criminal, civil or administrative laws applicable to any FHC Program for which penalties or exclusion may be imposed, and (iii) the purchase, sale, closure, establishment, or relocation of any facility furnishing items or services that are reimbursed under FHC Programs;

•	reporting and returning overpayments received from FHC Programs;

•	submitting reports to the OIG regarding the Company’s compliance with the Corporate Integrity Agreement; and

•	maintaining for inspection, for a period of six years from the effective date, all documents and records relating to reimbursement from the FHC Programs and compliance with the Corporate Integrity Agreement.
Failure to comply with the Company’s duties under the Corporate Integrity Agreement could result in substantial monetary penalties and in the case of a material breach, could even exclude the Company from participating in FHC Programs.

The Company expects that additional audits, inquiries and investigations from government authorities and agencies will continue to occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows or the trading price of the Company’s common stock.

In the ordinary course of its business, the Company becomes involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by its affiliated physicians. The Company’s contracts with hospitals generally require it to indemnify them and their affiliates for losses

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)
9.	Contingencies, Continued:

resulting from the negligence of the Company’s affiliated physicians. The Company may also become subject to other lawsuits which could involve large claims and significant defense costs. The Company believes, based upon its review of pending actions and proceedings, that the outcome of such legal actions and proceedings will not have a material adverse effect on its business, financial condition or results of operations. The outcome of such actions and proceedings, however, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on its business, financial condition, results of operations and the trading price of its common stock.

The Company has received three letters from shareholders demanding that the Company’s Board of Directors initiate legal proceedings against certain current and former officers and directors for, among other things, breaches of fiduciary duty in connection with Company’s historical stock option granting practices. These demands have been reviewed by a special committee (“Special Committee”) of the Company’s Board of Directors in connection with the review of the Company’s stock option practices. The Special Committee has considered the matter and has determined that it is not in the best interest of the Company to take further action with respect to the Company’s current management or directors. The Special Committee is still considering whether any future action should be taken regarding any former management or directors. The Company cannot predict whether any derivative actions will result from the shareholder demands, and if so, their outcomes.

Although the Company currently maintains liability insurance coverage intended to cover professional liability and certain other claims, the Company cannot assure that its insurance coverage will be adequate to cover liabilities arising out of claims asserted against it in the future where the outcomes of such claims are unfavorable. With respect to professional liability insurance, the Company self-insures its liabilities to pay deductibles through a wholly owned captive insurance subsidiary. Liabilities in excess of the Company’s insurance coverage, including coverage for professional liability and other claims, could have a material adverse effect on its business, financial condition, cash flows and results of operations.

10.	Subsequent Events:

Since June 30, 2006, the Company has completed the acquisition of seven physician group practices. Total consideration paid for these acquired practices, inclusive of transaction costs, was approximately $37.5 million in cash.

In August 2007, the Board of Directors of the Company authorized a share repurchase program that allows the Company to repurchase up to $100 million of its common stock. The program allows the Company to make open market purchases of its shares from time to time subject to price, market and economic conditions and trading restrictions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion highlights the principal factors that have affected our financial condition and results of operations, as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Form 10-Q. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006 to be filed with the Securities and Exchange Commission (“SEC”). As used in this Form 10-Q, the terms “Pediatrix”, the “Company”, “we”, “us” and “our” refer to Pediatrix Medical Group, Inc. and its consolidated subsidiaries (“PMG”), together with PMG’s affiliated professional associations, corporations and partnerships (“affiliated professional contractors”). PMG has contracts with its affiliated professional contractors, which are separate legal entities that provide physician services in certain states and Puerto Rico.
     The following discussion contains forward-looking statements. Please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 to be filed with the SEC, including the section entitled “Risk Factors,” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. In addition, please see “Caution Concerning Forward-Looking Statements” below.
Restatement of Consolidated Financial Statements
     In June 2006, management of the Company began an informal limited review of its past stock option grant practices in response to a shareholder inquiry following various media reports regarding option granting practices at other companies. Management apprised the Audit Committee of the Company’s Board of Directors of this informal limited review and the Audit Committee provided guidance with respect to the scope of the review. In August 2006, findings from this limited review were presented to the Audit Committee and the Company’s independent certified registered public accounting firm. Based on these findings, the Audit Committee decided to initiate a comprehensive review to be undertaken by the Committee with the assistance of independent legal counsel and forensic accounting experts. The review covered all stock options granted by the Company from the date of its initial public offering in September 1995 through the Company’s option issuances in June 2006.
     In July 2007, the Audit Committee completed its review. Based on the evidence reviewed, the Audit Committee concluded that (i) in certain instances, available documentation was insufficient to support or was inconsistent with the measurement date or exercise price which was originally assigned to the relevant stock option grant, (ii) certain stock option grants which required variable accounting were inappropriately accounted for as fixed awards and (iii) modifications to certain stock option grants were not accounted for properly. Accordingly, the Company has determined, and the Audit Committee has agreed, to restate its consolidated financial statements and therefore has recorded additional non-cash stock-based compensation expense and related tax effects with regard to these option grants.
     The financial information presented in this Item 2 and related to the three and six months ended June 30, 2005 has been adjusted to reflect the restatement of the Company’s financial results, which is more fully described in the Explanatory Note immediately preceding Part I, Item 1 and in Note 3, “Restatement of Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

     The following table reflects the impact of additional stock-based compensation expense adjustments and the related effects on our previously reported net income for the periods presented below (in thousands):

		Pre-Tax
		Stock-Based
	Net Income As	Compensation	Related Income Tax	Net Income As
Year	Previously Reported	Expense Adjustments	Adjustments (2)	Restated (1)
1995	$6,713	$(18)	$3	$6,698
1996	13,120	(6,546)	445	7,019
1997	20,913	(6,101)	684	15,496
1998	29,099	(5,577)	1,859	25,381
1999	25,038	(3,622)	1,103	22,519
2000	10,986	(1,549)	508	9,945
2001	30,428	(1,423)	366	29,371
2002	68,776	(1,686)	410	67,500
2003	84,328	(1,794)	690	83,224
2004	98,279	(2,976)	892	96,195

Cumulative effect at December 31, 2004	387,680	(31,292)	6,960	363,348

Three months Ended:
March 31, 2005	17,983	(583)	129	17,529
June 30, 2005	27,127	(341)	1	26,787
September 30, 2005	28,057	(374)	10	27,693
December 31, 2005	15,870	(355)	(15)	15,500

2005	89,037	(1,653)	125	87,509

Total	$476,717	$(32,945)	$7,085	$450,857

(1)	Includes adjustments resulting from the stock option review as described in Note 3, “Restatement of Consolidated Financial Statements.”

(2)	The income tax adjustments include the impact of limitations on the deductibility of certain stock option grants and the recording of interest expense, in certain periods, relating to tax deductions previously taken which no longer qualify as deductible expenses.
Overview
     In September 2006, we finalized the “Federal Settlement Agreement” to settle the federal government’s national Medicaid and TRICARE investigation and claims made by a qui tam relator. Under the terms of the Federal Settlement Agreement, we paid the federal government $25.1 million related to neonatal services provided from January 1996 through December 1999 of which $9.5 million was transferred to an escrow agent for distribution to participating Medicaid states. We also received certain releases from the federal government and the qui tam relator. In addition, we entered into separate State Settlement Agreements with each state Medicaid program involved in the settlement and received releases from these programs.
     On April 4, 2006, we announced that our Board of Directors authorized a two-for-one stock split of the Company’s common stock. Shareholders of record at the close of business on April 13, 2006 received one additional share of Pediatrix common stock for each share held of record on that date. The shares were issued on April 27, 2006. All share and per share amounts presented in this Form 10-Q have been adjusted to reflect the effect of the two-for-one stock split.
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R) (“FAS 123(R)”) “Share-Based Payment.” This statement requires us to expense stock-based awards to our employees using a fair-value-based measurement method. Our results of operations for the three and six months ended June 30, 2006 include stock-based compensation expense related to stock options and restricted stock awarded under our stock incentive plans (the “Stock Incentive Plans”) and employee stock purchases under our stock purchase plans (the “Stock Purchase Plans”) in accordance with FAS 123(R). For the three and six months ended June 30, 2005, we recorded stock-based compensation expense using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations (“APB 25”) for options determined to have been issued at grant prices below market value on the measurement date.

     During the six months ended June 30, 2006 and 2005, we completed the acquisition of four and nine physician group practices, respectively. Our results of operations for the three and six months ended June 30, 2006 and 2005 include the results of operations for these physician group practices from their respective dates of acquisition and therefore are not comparable in some material respects.
Results of Operations
Three Months Ended June 30, 2006 as Compared to Three Months Ended June 30, 2005
     Our net patient service revenue increased $30.0 million, or 17.3%, to $203.8 million for the three months ended June 30, 2006, as compared to $173.8 million for the same period in 2005. Of this $30.0 million increase, $12.8 million, or 42.7%, was attributable to revenue generated from acquisitions completed after March 31, 2005. Same-unit net patient service revenue increased $17.2 million, or 10.0%, for the three months ended June 30, 2006. The increase in same-unit net patient service revenue was the result of a net increase in revenue of approximately $9.1 million related to pricing and reimbursement factors and increased revenue of $8.1 million from higher patient service volumes across our subspecialties. The net increase in revenue of $9.1 million related to pricing and reimbursement factors is due to the impact of a new billing code implemented by the American Medical Association in early 2006, improved managed care contracting and the flow through of revenue from modest price increases offset, in part, by a decline in revenue caused by a greater percentage of our patients being enrolled in government-sponsored programs. Payments received from government-sponsored programs are substantially less than payments received from commercial insurance payors for equivalent services. Increased revenue of $8.1 million from higher patient service volumes $3.8 million from a 2.9% increase in neonatal intensive care unit patient days and $4.3 million from volume growth in maternal-fetal, pediatric cardiology, metabolic screening and other services, including hearing screens and newborn nursery services. Same units are those units at which we provided services for the entire current period and the entire comparable period.
     Practice salaries and benefits increased $16.1 million, or 16.4%, to $114.4 million for the three months ended June 30, 2006, as compared to $98.3 million for the same period in 2005. The increase was attributable to: (i) costs associated with new physicians and other staff of $11.5 million to support acquisition-related growth and volume growth at existing units; (ii) an increase in incentive compensation of $3.6 million as a result of same-unit growth and operational improvements at the physician practice level; and (iii) an increase in stock-based compensation of $1.0 million related to our equity compensation plans (“Stock Incentive Plans”) and employee stock purchase plans (“Stock Purchase Plans”).
     Practice supplies and other operating expenses increased $1.8 million, or 25.7%, to $8.6 million for the three months ended June 30, 2006 as compared with $6.8 million for the same period in 2005. The increase was primarily attributable to rent, supply and maintenance costs, professional fees, and other costs to support new and existing physician practices.
     General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $2.2 million, or 9.9%, to $24.8 million for the three months ended June 30, 2006, as compared to $22.6 million for the same period in 2005. This $2.2 million net increase was due to (i) an increase in stock-based compensation of $3.6 million related to our Stock Incentive Plans and Stock Purchase Plans; (ii) an offsetting gain of $1.6 million related to the sale of the Company’s aircraft; and (iii) a $300,000 increase in salaries and benefits and other general and administrative expenses related to the continued growth of the Company.
     Depreciation and amortization expense decreased by $125,000, or 4.9%, to $2.4 million for the three months ended June 30, 2006, as compared to $2.5 million for the same period in 2005. This decrease was primarily attributable to the completion of amortization of certain intangibles during the three months ended June 30, 2006.
     Income from operations increased $10.1 million, or 23.0%, to $53.6 million for the three months ended June 30, 2006, as compared with $43.5 million for the same period in 2005. Our operating margin increased to 26.3% for the three months ended June 30, 2006, as compared to 25.1% for the same period in 2005. The net increase in our operating margin was impacted by an increase in stock-based compensation of $4.6 million related to our Stock Incentive Plans and Stock Purchase Plans and a $1.6 million gain on the sale of the Company’s aircraft. The remaining improvement in operating margin is primarily related to improved management of general and administrative expenses.
     We recorded net investment income of $67,000 for the three months ended June 30, 2006, as compared with net interest expense of $647,000 for the same period in 2005. The increase in net investment income is primarily due to a lower average outstanding balance on our revolving credit facility (“Line of Credit”) and higher investment income on outstanding investment balances for the three months ended June 30, 2006 as compared to the prior year period. Interest expense for the three months ended June 30, 2006 and 2005 consisted of interest charges, commitment fees and amortized debt costs associated with our Line of Credit.

     Our effective income tax rate was 37.6% and 37.5% for the three months ended June 30, 2006 and 2005, respectively.
     Net income increased to $33.5 million for the three months ended June 30, 2006, as compared to $26.8 million for the same period in 2005. Net income for the three months ended June 30, 2006 reflects the after-tax impact of stock-based compensation expense, partially offset by the after-tax impact of the gain on sale of the Company’s aircraft.
     Diluted net income per common and common equivalent share was $0.68 on weighted average shares outstanding of 49.5 million for the three months ended June 30, 2006, as compared to $0.56 on weighted average shares outstanding of 47.8 million for the same period in 2005. The net increase in weighted average shares outstanding was primarily due to the impact of restricted stock awarded in July 2005 and June 2006, the exercise of employee stock options, and the issuance of shares under our Stock Purchase Plans, offset by shares repurchased during the fourth quarter of 2005.
Six Months Ended June 30, 2006 as Compared to Six Months Ended June 30, 2005
     Our net patient service revenue increased $53.6 million, or 15.9%, to $391.5 million for the six months ended June 30, 2006, as compared to $337.9 million for the same period in 2005. Of this $53.6 million increase, $25.0 million, or 46.6%, was attributable to revenue generated from acquisitions completed after December 31, 2004. Same-unit net patient service revenue increased $28.6 million, or 8.6%, for the six months ended June 30, 2006. The increase in same-unit net patient service revenue was the result of a net increase in revenue of approximately $17.0 million from higher patient service volumes across our subspecialties and $11.6 million related to pricing and reimbursement factors. The $17.0 million increase from higher patient service volumes includes $9.0 million from a 3.8% increase in neonatal intensive care unit patient days and $8.0 million from volume growth in maternal-fetal, pediatric cardiology, metabolic screening and other services, including hearing screens and newborn nursery services. The net increase in revenue of $11.6 million related to pricing and reimbursement factors is due to the impact from a new billing code implemented by the American Medical Association in early 2006, improved managed care contracting and the flow through of revenue from modest price increases offset, in part, by a decline in revenue caused by a greater percentage of our patients being enrolled in government-sponsored programs. Payments received from government-sponsored programs are substantially less than payments received from commercial insurance payors for equivalent services. Same units are those units at which we provided services for the entire current period and the entire comparable period.
     Practice salaries and benefits increased $30.7 million, or 15.7%, to $227.0 million for the six months ended June 30, 2006, as compared to $196.3 million for the same period in 2005. The increase was primarily attributable to: (i) costs associated with new physicians and other staff of $22.6 million to support acquisition-related growth and volume growth at existing units; (ii) an increase in incentive compensation of $6.2 million as a result of same-unit growth and operational improvements at the physician practice level; and (iii) an increase in stock-based compensation of $2.0 million related to our Stock Incentive Plans and Stock Purchase Plans.
     Practice supplies and other operating expenses increased $3.3 million, or 25.3%, to $16.4 million for the six months ended June 30, 2006 as compared with $13.1 million for the same period in 2005. The increase was primarily attributable to rent, supply and maintenance costs, professional fees, and other costs to support new and existing physician practices.
     General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $1.1 million, or 2.2%, to $52.2 million for the six months ended June 30, 2006, as compared to $51.1 million for the same period in 2005. This $1.1 million net increase was due to (i) an increase in stock-based compensation of $7.3 million related to our Stock Incentive Plans and Stock Purchase Plans; (ii) an offsetting $6.0 million liability reserve recorded during the comparable 2005 period relating to our national Medicaid and TRICARE investigation; (iii) an offsetting $1.6 million gain on sale of the Company’s aircraft; and (iv) a $1.4 million increase in salaries and benefits and other general and administrative expenses due to the continued growth of the Company.
     Depreciation and amortization expense decreased by $424,000, or 8.2%, to $4.8 million for the six months ended June 30, 2006, as compared to $5.2 million for the same period in 2005. This decrease was primarily attributable to the completion of amortization of certain intangibles during the six months ended June 30, 2006.
     Income from operations increased $18.8 million, or 26.1%, to $91.1 million for the six months ended June 30, 2006, as compared with $72.3 million for the same period in 2005. Our operating margin increased to 23.3% for the six months ended June 30, 2006, as compared to 21.4% for the same period in 2005. The net increase in our operating margin was impacted by (i) an increase in stock-based compensation of $9.3 million related to our Stock Incentive Plans and Stock Purchase Plans; (ii) a $6.0 million estimated liability reserve we recorded during the comparable 2005 period relating to our National Medicaid and TRICARE investigations; and (iii) the $1.6 million gain on the sale of the Company’s aircraft. The remaining improvement in operating margin primarily related to improved management of general and administrative expenses.

     We recorded net investment income of $108,000 for the six months ended June 30, 2006, as compared with net interest expense of $1.3 million for the same period in 2005. The increase in net investment income is primarily due to a lower average outstanding balance on our Line of Credit and higher investment income on outstanding investment balances for the six months ended June 30, 2006 as compared to the prior year period. Interest expense for the six months ended June 30, 2006 and 2005 consisted of interest charges, commitment fees and amortized debt costs associated with our Line of Credit and interest charges associated with an aircraft operating lease.
     Our effective income tax rate was 37.7% and 37.6% for the six months ended June 30, 2006 and 2005, respectively.
     Net income increased to $56.9 million for the six months ended June 30, 2006, as compared to $44.3 million for the same period in 2005. Net income for the six months ended June 30, 2006 reflects the after-tax impact of increased stock-based compensation expense partially offset by the after-tax impact of the gain on sale of the Company’s aircraft. Net income for the six months ended June 30, 2005 reflects the after-tax impact of the estimated liability reserve we recorded relating to our national Medicaid and TRICARE investigation.
     Diluted net income per common and common equivalent share was $1.16 on weighted average shares outstanding of 49.2 million for the six months ended June 30, 2006, as compared to $0.93 on weighted average shares outstanding of 47.5 million for the same period in 2005. The net increase in weighted average shares outstanding was primarily due to the exercise of employee stock options, the impact of restricted stock awarded in July 2005 and June 2006, and the issuance of shares under our Stock Purchase Plans, partially offset by shares repurchased during the fourth quarter of 2005.
Liquidity and Capital Resources
     As of June 30, 2006, we had $28.8 million of cash and cash equivalents on hand as compared to $11.2 million at December 31, 2005. In addition, we had working capital of $20.7 million at June 30, 2006, an increase of $33.7 million from a working capital deficit of $13.0 million at December 31, 2005. This net increase in working capital was primarily the result of funds generated from operations and proceeds from the exercise of employee stock options offset by funds used for the acquisition of physician group practices during the six months ended June 30, 2006.
     Our net cash provided from operating activities was $57.9 million for the six months ended June 30, 2006, as compared to net cash provided from operating activities of $53.9 million for the same period in 2005. The net increase in our cash flow from operations for the six months ended June 30, 2006 is primarily due to improved operating results and changes in our working capital components, offset in part by the change in presentation of excess tax benefits in our condensed consolidated statement of cash flows as required by FAS 123(R) and discussed below. For the six months ended June 30, 2006, our significant working capital component changes are related to accounts receivable, accounts payable and accrued expenses, and income taxes payable.
     During the six months ended June 30, 2006, accounts receivable increased by $2.0 million, as compared to a decrease of $2.0 million for the same period in 2005. Our days sales outstanding, or DSO, for accounts receivable at June 30, 2006 were 50.8 days, a decrease from 57.8 days at December 31, 2005. The net increase in accounts receivable during the six months ended June 30, 2006 is due to an increase in patient service revenue related to acquisitions completed during the fourth quarter of 2005 and the first and second quarters of 2006, partially offset by the decline in our DSO.
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
     During the six months ended June 30, 2006, accounts payable and accrued expenses decreased by $13.9 million from $175.6 million at December 31, 2005 to $161.7 million at June 30, 2006. This decrease is primarily due to the decrease in our liabilities for performance-based compensation and Thrift and Profit Sharing Plan matching contributions. Our annual payments due to affiliated physicians under our performance-based incentive compensation program and our annual Thrift and Profit Sharing Plan matching contributions are made during the first quarter of each year.
     During the six months ended June 30, 2006, cash flow provided from operations related to income taxes payable and deferred taxes was $5.4 million, compared to $13.4 million for the same period in 2005. This change is related to the timing of the Company’s tax payments and the change in presentation of excess tax benefits as required by FAS 123(R). Effective January 1, 2006, the excess tax benefits related to the exercise of stock options and the vesting of restricted stock are treated as a cash inflow from financing activities rather than a component of cash provided from operating activities. This change in cash flow presentation had the effect of decreasing cash flows from operating activities and increasing cash flows from financing activities by $7.6 million for the six months ended June 30, 2006. The tax benefit included in cash provided from operating activities for the six months ended June 30, 2005 was $2.1 million.
     During the six months ended June 30, 2006, cash generated from our operating activities along with cash on hand were used to fund the acquisition of four physician group practices for $66.7 million and fund capital expenditures in the amount of $8.0 million. Our capital expenditures include $4.3 million related to the purchase of our aircraft and $3.7 million for medical equipment, computer and office equipment, software, furniture and other improvements at our office-based practices and our corporate and regional offices. In May 2006, we purchased our previously leased aircraft and immediately sold the aircraft for approximately $6.1 million.
     During the six months ended June 30, 2006, our net cash flows provided from financing activities consisted primarily of proceeds from the exercise of employee stock options and the excess tax benefit of stock option exercises and the vesting of restricted stock.
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
     As a result of the stock option review described in Note 3 to our Condensed Consolidated Financial Statements, we executed certain Consent to Extension Agreements with the latest Consent to Extension Agreement permitting us to extend the delivery of financial statements and related debt covenant calculations and certifications for the quarters ended June 30, 2006, September 30, 2006 and March 31, 2007 and the year ended December 31, 2006 until August 14, 2007. The Consent to Extension Agreement also waives any default or event of default relating to our failure to deliver an annual budget within the required time period provided the budget is delivered by August 14, 2007. We plan to deliver the budget and all required financial statements and related debt covenant calculations and certifications on or before this date.
     At June 30, 2006, we believe we were in compliance with the financial covenants and other restrictions applicable to us under the Line of Credit. At June 30, 2006, we had no outstanding principal balance on our Line of Credit; however, we had outstanding letters of credit of $25.0 million, which reduce the amount available on our Line of Credit.
     We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and an estimate of liabilities for claims incurred but not reported based on an actuarial valuation using historical loss patterns.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Our Line of Credit is subject to market risk and interest rate changes and bears interest at our option at (i) the base rate (defined as the higher of the Federal Funds Rate plus .5% or the Bank of America prime rate) or (ii) the Eurodollar rate plus an applicable margin rate ranging from .75% to 1.75% based on our consolidated leverage ratio. There was no outstanding principal balance under our Line of Credit at June 30, 2006. However, for every $10 million outstanding on our Line of Credit, a 1% change in interest rates would result in an impact to income before taxes of $100,000 per year.
Item 4. Controls and Procedures.
Management’s Consideration of Stock Option Practices and the Restatement
     As described in the Explanatory Note preceding Item 1 and Note 3, “Restatement of Consolidated Financial Statements,” to our Condensed Consolidated Financial Statements of this Form 10-Q, the Audit Committee of our Board of Directors conducted a comprehensive review of the Company’s historical practices related to the granting of stock options with the assistance of independent legal counsel and forensic accounting experts. Based on the evidence reviewed, the Audit Committee has concluded that (i) in certain instances, available documentation was insufficient to support or was inconsistent with the measurement date or exercise price which was originally assigned to the relevant stock option grant, (ii) certain stock option grants which required variable accounting were inappropriately accounted for as fixed awards, and (iii) modifications to certain stock option grants were not accounted for properly. Accordingly, we have recorded additional non-cash stock-based compensation expense and related tax effects with regard to certain past stock option grants, and have restated certain previously filed financial statements.
     In assessing whether our disclosure controls and procedures were effective as of June 30, 2006, management considered a number of important changes in its internal controls related to the granting, pricing and accounting for stock options. These changes include the following:
•	In 2001, the Board of Directors approved an amendment to the Company’s Amended and Restated Stock Option Plan that formalized in writing the authority of the Chief Executive Officer or President of the Company to grant stock options to certain employees within defined limits.

•	From 2001 to 2005, processes continued to improve over time with respect to Company-wide annual grants, particularly in relation to advanced planning, documentation, communication and approval by the Compensation Committee.

•	During 2004, processes were implemented to improve documentation relating to stock options granted under the authority delegated to the Chief Executive Officer and President.

•	In 2004, key controls relating to the accounting for stock-based awards were identified, test plans were developed and controls were tested.

•	In 2005, the Compensation Committee adopted a policy to make regular Company-wide annual grants of stock-based awards at mid-year.

•	In 2005, standardized documentation to evidence grants of stock-based awards was enhanced and reviewed by the Compensation Committee.
     In assessing whether our disclosure controls and procedures were effective as of June 30, 2006, management also considered the restatement of the Company’s consolidated financial statements. In particular, management assessed the impact of the restatement to the Company’s financial statements for the years ended December 31, 2005 and 2004, considered the control environment in the years prior to 2001 when “backdated” option grants occurred, the control environment in the years thereafter and the important changes to internal controls that occurred since 2000 discussed above.
     In addition, other measures have been adopted to enhance the oversight of the granting and administration of stock-based awards including the suspension of delegated authority in August 2006. Management will continue to review developments and opportunities to implement and maintain best practices with respect to future grants of stock-based awards, including stock options, and the administration of its stock-based incentive plans.
Evaluation of Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2006.
Changes in Internal Controls Over Financial Reporting
     No change in our internal control over financial reporting occurred during the quarter ended June 30 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     As described in the Explanatory Note immediately preceding Part I, Item 1, and in Note 3, “Restatement of Consolidated Financial Statements” in Notes to Condensed Consolidated Financial Statements in this Form 10-Q, the Audit Committee of our Board of Directors conducted a comprehensive review of the Company’s historical practices related to the granting of stock options with the assistance of independent legal counsel and forensic accounting experts. We voluntarily contacted the staff of the SEC regarding the Audit Committee’s review and subsequently the SEC notified us that it had commenced a formal investigation into our stock option practices. We have also had discussions with the U.S. Attorney’s office for the Southern District of Florida regarding the Audit Committee’s review. Based on these discussions, we believe that the U.S. Attorney’s office may make a request for various documents and information related to the review and our stock option granting practices. We intend to continue full cooperation with the U.S. Attorney’s office and the SEC. We cannot predict the outcome of these matters.
     In November 2006, we were notified that the FTC closed its investigation of our acquisition of Magella and our business practices generally with a finding that no further action is warranted.
     Beginning in April 1999, we received requests from various federal and state investigators for information relating to our billing practices for services reimbursed by Medicaid, and the United States Department of Defense’s TRICARE program for military dependents and retirees. From 1999 through 2002, a number of the individual state investigations were resolved through agreements to refund certain overpayments and reimburse certain costs to the states. In June 2003, we were advised by a United States Attorney’s Office that it was conducting a civil investigation with respect to our Medicaid billing practices nationwide. The federal Medicaid investigation was initiated as a result of a complaint filed under seal by a third party, known as “qui tam” or “whistleblower” complaint, under the FCA which permits private individuals to bring confidential actions on behalf of the government. Beginning in late 2003, the federal Medicaid investigation, the TRICARE investigation, and related state inquiries were coordinated together.
     In February 2006, we announced that we had reached an agreement in principle on the amount of a financial settlement with federal and state authorities that would resolve the Medicaid, TRICARE and state billing investigations, subject to, among other things, completion and approval of final settlement agreements, including a corporate integrity agreement with the OIG. In September 2006, we announced that we had completed a final settlement agreement with the DOJ and the relator who initiated the “qui tam” complaint (“Federal Settlement Agreement”). In February 2007, we announced that we had completed separate state settlement agreements with each state Medicaid program involved in the settlement (the “State Settlement Agreements”). Under the terms of the Federal Settlement Agreement and State Settlement Agreements, the Company paid the federal government $25.1 million related to neonatal services provided from January 1996 through December 1999, of which $9.5 million was transferred to an escrow agent for distribution to each Medicaid-participating state that entered into a State Settlement Agreement with us.
     As part of the Federal Settlement Agreement, we entered into a five-year Corporate Integrity Agreement with the OIG. The Corporate Integrity Agreement acknowledges the existence of our comprehensive Compliance Plan, which provides for policies and procedures aimed at promoting our adherence with federal healthcare program (“FHC Program”) requirements and requires us to maintain the Compliance Plan in full operation for the term of the Corporate Integrity Agreement. See “Government Regulation—Compliance Plan.” In addition, the Corporate Integrity Agreement requires, among other things, that we must comply with the following integrity obligations during the term of the Corporate Integrity Agreement:
•	maintaining a Compliance Officer and Compliance Committee to administer our compliance with FHC Program requirements, our Compliance Plan and the Corporate Integrity Agreement;

•	maintaining the Code of Conduct we previously developed, implemented, and distributed to our officers, directors, employees, contractors, subcontractors, agents, or other persons who provide patient care items or services (the “Covered Persons”);

•	maintaining the written policies and procedures we previously developed and implemented regarding the operation of the Compliance Plan and our compliance with FHC Program requirements;

•	providing general compliance training to the Covered Persons as well as specific training to the Covered Persons who perform coding functions relating to claims for reimbursement from any FHC Program;

•	engaging an independent review organization to perform annual reviews of samples of claims from multiple hospital units to assist us in assessing and evaluating our coding, billing, and claims-submission practices;

•	maintaining the Disclosure Program we previously developed and implemented that includes a mechanism to enable individuals to disclose, to the Chief Compliance Officer or any person who is not in the disclosing individual’s chain of command, issues or questions believed by the individual to be a potential violation of criminal, civil, or administrative laws;

•	not hiring or, if employed, removing from Pediatrix’s business operations which are related to or compensated, in whole or part, by FHC Programs, persons (i) convicted of a criminal offense related to the provision of health care items or services or (ii) ineligible to participate in FHC Programs or Federal procurement or nonprocurement programs;

•	notifying the OIG of (i) new investigations or legal proceedings by a governmental entity or its agents involving an allegation that Pediatrix has committed a crime or has engaged in fraudulent activities, (ii) matters that a reasonable person would consider a probable violation of criminal, civil or administrative laws applicable to any FHC Program for which penalties or exclusion may be imposed, and (iii) the purchase, sale, closure, establishment, or relocation of any facility furnishing items or services that are reimbursed under FHC Programs;

•	reporting and returning overpayments received from FHC Programs;

•	submitting reports to the OIG regarding our compliance with the Corporate Integrity Agreement; and

•	maintaining for inspection, for a period of six years from the effective date, all documents and records relating to reimbursement from the FHC Programs and compliance with the Corporate Integrity Agreement.
     Failure to comply with our duties under the Corporate Integrity Agreement could result in substantial monetary penalties and in the case of a material breach, could even exclude us from participating in FHC Programs.
     We expect that additional audits, inquiries and investigations from government authorities and agencies will continue to occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations or the trading price of our common stock.
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
     We have received three letters from shareholders demanding that our Board of Directors initiate legal proceedings against certain current and former officers and directors for, among other things, breaches of fiduciary duty in connection with our historical stock option granting practices. These demands have been reviewed by a special committee

(“Special Committee”) of our Board of Directors in connection with the review of our stock option practices. The Special Committee has considered the matter and has determined that it is not in the best interest of the Company to take further action with respect to the Company’s current management or directors. The Special Committee is still considering whether any future action should be taken regarding any former management or directors. We cannot predict whether any derivative actions will result from the shareholder demands and, if so, their outcomes.
     Although we currently maintain liability insurance coverage intended to cover professional liability and certain other claims, we cannot assure that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us in the future where the outcomes of such claims are unfavorable to us. With respect to professional liability insurance, we self-insure our liabilities to pay deductibles through our wholly owned captive insurance subsidiary. Liabilities in excess of our insurance coverage, including coverage for professional liability and certain other claims, could have a material adverse effect on our business, financial condition and results of operations.

Item 1A. Risk Factors.
The following Risk Factors are in addition to or modifications of those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
Any of the following risks could have a material adverse effect on our business, financial condition or results of operations and the trading price of our common stock.
The matters relating to the investigation by the Audit Committee of the Board of Directors and the restatement of the Company’s consolidated financial statements have required us to incur substantial expenses and may result in litigation and governmental enforcement actions.
As described in the Explanatory Note immediately preceding Part I, Item 1, and in Note 3, “Restatement of Consolidated Financial Statements” in Notes to Condensed Consolidated Financial Statements in this Form 10-Q, the Audit Committee of our Board of Directors conducted a comprehensive review of the Company’s historical practices related to the granting of stock options with the assistance of independent legal counsel and forensic accounting experts. Based on the evidence reviewed, the Audit Committee concluded that (i) in certain instances, available documentation was insufficient to support or inconsistent with the measurement date or exercise price which was originally assigned to the relevant stock option grant, (ii) certain stock option grants which required variable accounting were inappropriately accounted for as fixed awards, and (iii) modifications to certain stock option grants were not accounted for properly. Accordingly, we have recorded additional non-cash stock-based compensation expense and related tax effects with regard to certain past stock option grants, and have restated certain previously filed financial statements included in this Form 10-Q.
The review and related activities have required us to incur substantial expenses for legal, accounting, tax and other professional services, have diverted management’s attention from our business, and could in the future harm our business, financial condition, results of operations and cash flows.
While we believe that we have made appropriate judgments in determining the correct measurement dates for our stock option grants in light of the Audit Committee’s findings, the SEC may disagree with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option grants. Accordingly, there is a risk that we may have to further restate our prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.
Our past stock option granting practices and the restatement of prior financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. We voluntarily contacted the SEC regarding the Audit Committee’s review and subsequently the SEC notified us that it had commenced a formal investigation into our stock option practices. We have also had discussions with the U.S. Attorney’s office for the Southern District of Florida regarding the Audit Committee’s review. Based on these discussions, we believe that the U. S. Attorney’s office may make a request for various documents and information related to the review and our stock option granting practices. We intend to continue full cooperation with the U. S. Attorney’s office and the SEC. In addition, we have received three letters from shareholders demanding that our Board of Directors initiate legal proceedings against certain current and former officers and directors for, among other things, breaches of fiduciary duty in connection with our historical stock option granting practices. Accordingly, there is risk that derivative actions could be filed against certain current or former officers and directors based on allegations relating to our historical stock option granting practices.
Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with any regulatory or litigation matter relating to our historical stock option granting practices. These obligations arise under the terms of the Company’s articles of incorporation, as amended, its amended and restated bylaws, applicable agreements and Florida law. The obligation to indemnify generally means that we are required to pay or reimburse the individual’s reasonable legal expenses and possibly damages and other liabilities that may be incurred.
No assurance can be given regarding the outcomes from any litigation, regulatory proceedings or government enforcement actions relating to our historical stock option granting practices. The resolution of these matters may be time consuming, expensive, and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.

As a result of our delayed filing of our Quarterly Report on Form 10-Q for the quarters ended June 30, 2006, September 30, 2006 and March 31, 2007 and our Annual Report on Form 10-K, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until we have timely filed all periodic reports under the Securities Exchange Act of 1934, as amended, for a period of twelve months and any portion of a month from the due date of the last untimely report. We may use Form S-1 to raise capital or complete acquisitions using our securities, but doing so could increase transaction costs and adversely affect our ability to raise capital or complete such acquisitions in a timely manner.
In March 2007, we received a New York Stock Exchange (“NYSE”) letter stating that, as a result of the delayed filing of the Company’s Form 10-K for the year ended December 31, 2006, we were not in compliance with the filing requirements for continued listing as set forth in the New York Stock Exchange listed company manual and was therefore subject to delisting from the NYSE. With the filing of our Form 10-K, we believe that will remedy our non-compliance with the NYSE continued listing requirements. If, however, the SEC disagrees with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option grants, there could be further delays in filing subsequent SEC reports that might result in delisting of our common stock from the NYSE.
The Federal Trade Commission or other parties may assert that our business practices violate antitrust laws.
The health care industry is highly regulated for antitrust purposes and we believe that it will continue to be subject to close regulatory scrutiny. In recent years, the FTC, the DOJ and state Attorney Generals have taken increasing steps to review and, in some cases, take enforcement action against business conduct and acquisitions in the health care industry. Violations of antitrust laws are punishable by substantial penalties, including significant monetary fines, civil penalties, criminal sanctions, and consent decrees and injunctions prohibiting certain activities or requiring divestiture or discontinuance of business operations. Any of these penalties could have a material adverse effect on our business, financial condition and results of operations. We were the subject of an investigation by the FTC relating to issues of competition in connection with our 2001 acquisition of Magella and our business practices generally. We were notified in November 2006, however, that the FTC has closed its investigation with a finding that no further action was warranted.
We may become subject to billing investigations by federal and state government authorities.
State and federal statutes impose substantial penalties, including civil and criminal fines, exclusion from participation in government health care programs and imprisonment, on entities or individuals (including any individual corporate officers or physicians deemed responsible) that fraudulently or wrongfully bill governmental or other third-party payors for health care services. In addition, federal laws allow a private person to bring a civil action in the name of the United States government for false billing violations. In September, 2006, we entered into a settlement agreement with the DOJ that sets forth the terms of a financial settlement related to an investigation by federal and state authorities into our coding and billing practices for the period of time from 1996 through 1999 for neonatal critical care and intensive care services reimbursed by the Medicaid program nationwide, the Federal Employees Health Benefit program and the TRICARE program. As part of the financial settlement with the Department of Justice, we entered into a Corporate Integrity Agreement with the Office of Inspector General of the Department of Health and Human Services for a term of five years. The Corporate Integrity Agreement imposes yearly compliance and audit obligations upon us. We believe that additional audits, inquiries and investigations from government agencies will continue to occur from time to time in the ordinary course of our business, which could result in substantial defense costs to us and a diversion of management’s time and attention. We cannot predict whether any future audits, inquiries or investigations, or the public disclosure of such matters, would have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock.

Item 4. Submission of Matters to a Vote of Security-Holders.
     At the Company’s Annual Meeting of Shareholders on May 4, 2006, the shareholders voted on and elected the following directors. The votes reflected below are based on shares of Pediatrix common stock on the Company’s record date of March 15, 2006 and do not reflect the impact of the additional shares issued on April 27, 2006 related to the Company’s two-for-one stock split.

				Broker
Name	For	Withheld	Abstained	Non-Vote

Cesar L. Alvarez	13,633,244	9,907,668	0	0

Waldemar A. Carlo, M.D.	15,771,658	7,769,254	0	0

Michael B. Fernandez	15,717,604	7,823,309	0	0

Roger K. Freeman, M.D.	14,676,717	8,864,195	0	0

Paul G. Gabos	14,534,883	9,006,029	0	0

Roger J. Medel, M.D.	15,789,462	7,751,450	0	0

Lawrence M. Mullen *	13,749,479	9,791,434	0	0

Enrique J. Sosa, Ph.D	15,503,012	8,037,901	0	0

Pascal J. Goldschmidt, M.D.	23,109,663	431,250	0	0

*	Since resigned.
Item 6. Exhibits.
     See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEDIATRIX MEDICAL GROUP, INC.
Date: August 6, 2007	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D., Chief Executive Officer
(principal executive officer)

Date: August 6, 2007	By:	/s/ Karl B. Wagner
Karl B. Wagner, Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Composite Articles of Incorporation of Pediatrix (incorporated by reference to Exhibit 3.1 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).

3.2	Amended and Restated Bylaws of Pediatrix (incorporated by reference to Exhibit 3.2 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 2000).

3.3	Articles of Designation of Series A Junior Participating Preferred Stock of Pediatrix (incorporated by reference to Exhibit 3.1 to Pediatrix’s Current Report on Form 8-K dated March 31, 1999).

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