Form 10-Q
period 2006-09-30
PEDIATRIX MEDICAL GROUP INC
filed 2007-08-07
CIK 893949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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

PEDIATRIX MEDICAL GROUP, INC.

EXPLANATORY NOTE
     In this Form 10-Q, Pediatrix Medical Group, Inc (the “Company”) is restating its Condensed Consolidated Balance Sheet as of December 31, 2005, the related Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2005 and the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2005. This Form 10-Q also reflects the amendment of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in this Form 10-Q for the three and nine month periods ended September 30, 2005.
     Immediately prior to the filing of this Form 10-Q, the Company filed a quarterly report on Form 10-Q for the quarter ended June 30, 2006. Immediately after the filing of this Form 10-Q, the Company will file an annual report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). In the 2006 Form 10-K, the Company will restate its Consolidated Balance Sheet as of December 31, 2005, and the related consolidated Statements of Operations, Changes in Shareholders’ Equity and Cash Flows for each of the fiscal years ended December 31, 2005 and 2004 and quarterly financial information for the quarter ended March 31, 2006 and each of the four quarters in 2005. The 2006 Form 10-K will also reflect the restatement of “Selected Financial Data” in Item 6 for the years ended December 31, 2005, 2004, 2003, and 2002. In addition, Item 7 of “Management’s discussion and Analysis of Financial Condition and Results of Operations” presented in the Company’s Form 10-K for the year ended December 31, 2006 will reflect the restatement as it relates to the fiscal years ended December 31, 2005 and 2004.
     Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q (other than for the quarter ended June 30, 2006) have not been amended and should not be relied upon.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
PEDIATRIX MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)	As Restated (1)

ASSETS
Current assets:
Cash and cash equivalents	$62,498	$11,192
Short-term investments	13,781	10,920
Accounts receivable, net	119,943	111,725
Prepaid expenses	5,673	4,459
Income taxes receivable	2,660	—
Deferred income taxes	15,910	24,400
Other assets	2,948	1,928

Total current assets	223,413	164,624
Investments	7,580	4,071
Property and equipment, net	27,565	27,855
Goodwill	761,244	680,097
Other assets, net	24,845	23,756

Total assets	$1,044,647	$900,403

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$173,943	$175,619
Current portion of long-term debt and capital lease obligations	451	882
Income taxes payable	—	1,157
Total current liabilities	174,394	177,658
Long-term debt and capital lease obligations	490	622
Deferred income taxes	31,945	29,617
Deferred compensation	12,219	10,372

Total liabilities	219,048	218,269

Commitments and contingencies

Shareholders’ equity:
Preferred stock; par value $.01 per share; 1,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share; 100,000 shares authorized; 48,788 and
47,458 shares issued and outstanding, respectively	488	475
Additional paid-in capital	508,598	472,817
Unearned compensation	—	(15,621)
Retained earnings	316,513	224,463

Total shareholders’ equity	825,599	682,134

Total liabilities and shareholders’ equity	$1,044,647	$900,403

(1)	Includes adjustments resulting from stock option review as described in Note 3 “Restatement of Consolidated Financial Statements.”
The accompanying notes are an integral part of these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited — in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)

Net patient service revenue	$215,755	$178,099	$607,241	$516,005

Operating expenses:
Practice salaries and benefits	120,836	99,201	347,824	295,472
Practice supplies and other operating expenses	8,092	7,015	24,498	20,109
General and administrative expenses	27,971	25,105	80,183	76,196
Depreciation and amortization	2,308	2,339	7,060	7,515

Total operating expenses	159,207	133,660	459,565	399,292

Income from operations	56,548	44,439	147,676	116,713
Investment income	1,173	267	2,101	643
Interest expense	(122)	(367)	(942)	(2,053)

Income before income taxes	57,599	44,339	148,835	115,303
Income tax provision	22,434	16,646	56,785	43,294

Net income	$35,165	$27,693	$92,050	$72,009

Per share data:
Net income per common and common equivalent share:
Basic	$0.73	$0.59	$1.93	$1.56

Diluted	$0.71	$0.57	$1.87	$1.51

Weighted average shares used in computing net income per common and common equivalent share:
Basic	48,184	46,876	47,807	46,170

Diluted	49,515	48,305	49,283	47,749

(1)	Includes adjustments resulting from stock option review as described in Note 3 “Restatement of Consolidated Financial Statements.”
The accompanying notes are an integral part of these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — in thousands)

	Nine Months Ended
	September 30,
	2006	2005
		As Restated (1)

Cash flows from operating activities:
Net income	$92,050	$72,009
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	7,060	7,515
Stock-based compensation expense	15,289	6,028
Deferred income taxes	10,578	957
Gain on sale of assets	(1,630)	—
Changes in assets and liabilities:
Accounts receivable	(8,218)	(2,014)
Prepaid expenses and other current assets	(2,234)	773
Other assets	22	(822)
Accounts payable and accrued expenses	(1,676)	9,433
Income taxes	(2,899)	20,714

Net cash provided from operating activities	108,342	114,593

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(81,941)	(85,720)
Purchase of short-term investments	(15,570)	(15,465)
Maturities of short-term investments	9,200	10,500
Purchase of property and equipment	(9,210)	(5,572)
Proceeds from sale of assets	6,102	—

Net cash used in investing activities	(91,419)	(96,257)

Cash flows from financing activities:
Borrowings on line of credit	123,000	195,000
Payments on line of credit	(123,000)	(249,000)
Payments on long-term debt and capital lease obligations	(826)	(562)
Payments to refinance line of credit	—	(172)
Excess tax benefit from exercises of stock options and vesting of restricted stock	8,066	—
Proceeds from issuance of common stock	27,143	34,165

Net cash provided from (used in) financing activities	34,383	(20,569)

Net increase (decrease) in cash and cash equivalents	51,306	(2,233)
Cash and cash equivalents at beginning of period	11,192	7,011

Cash and cash equivalents at end of period	$62,498	$4,778

(1)	Includes adjustments resulting from stock option review as described in Note 3 “Restatement of Consolidated Financial Statements.”
The accompanying notes are an integral part of these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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

Compensation cost related to restricted stock awards through September 30, 2005 was based on the number of shares awarded and the quoted market price of the Company’s common stock on the date of award in accordance with the intrinsic value method prescribed by APB 25. Since the Company awarded restricted stock for the first time on July 14, 2005, the Company’s reported net income for the three and nine months ended September 30, 2005 includes compensation expense related to restricted stock awards calculated in accordance with APB 25.

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

application method of adoption applies to new stock-based awards, changes in stock-based awards and the unvested portion of outstanding stock-based awards on the effective date.

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

The condensed consolidated statements of income for the three and nine months ended September 30, 2006 include stock-based compensation expense calculated in accordance with FAS 123(R) for the Company’s Stock Incentive Plans and the Company’s employee stock purchase plans (the “Stock Purchase Plans”). In addition, the Company’s condensed consolidated statement of cash flows for the nine months ended September 30, 2006 includes the excess tax benefits related to the exercise of stock options and the vesting of restricted stock as a cash inflow from financing activities. This change in cash flow presentation had the effect of decreasing cash flows from operating activities and increasing cash flows from financing activities by $8.1 million. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards,” the Company has elected to use the short-cut method to account for its historical pool of excess tax benefits related to stock-based awards. See Note 6 to the Condensed Consolidated Financial Statements for more information on the Company’s Stock Incentive Plans and Stock Purchase Plans.

Had compensation expense been determined based on the fair value accounting provisions of FAS 123 for the three and nine months ended September 30, 2005, the Company’s net income and net income per share would have been reduced to the pro forma amounts below (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	As Restated (1)	As Restated (1)

Net income, as restated	$27,693	$72,009
Add: Stock based compensation expense related to stock options and restricted stock included in restated net income, net of related tax effects	3,213	3,837
Deduct: Total stock-based employee compensation expense related to stock options and restricted stock determined under fair value accounting rules net of related tax effect	(4,300)	(8,924)

Pro forma net income, as restated	$26,606	$66,922

Net income per share:
As restated:
Basic	$0.59	$1.56
Diluted	$0.57	$1.51

Pro forma, as restated:
Basic	$0.57	$1.45
Diluted	$0.55	$1.40

(1)	Includes adjustments resulting from the stock option review as described in Note 3, “Restatement of Consolidated Financial Statements.”

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)
2.	Summary of Significant Accounting Policies, Continued:

Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 are effective for the Company as of the beginning of 2007 with the cumulative effect of the change in accounting principles recorded as an adjustment to opening retained earnings. Based on the Company’s assessment, it anticipates that it will record a decrease to opening retained earnings during the first quarter of 2007 to increase reserves for uncertain tax positions by approximately $7.7 million.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements and is effective for fiscal years ending after November 15, 2006. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying value of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The adoption of the provisions of SAB No. 108 had no impact on the Company’s Consolidated Financial Statements at September 30, 2006.

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

The following table presents the financial impact of recognizing additional non-cash stock based compensation expense by category of error. The expense has been recorded over the respective awards service periods and, in instances requiring variable accounting, until the awards were exercised, forfeited or expired unexercised (in thousands):

	Decrease to Income Before Income Taxes
			Subsequent			Administrative
	Backdated	Unfinalized List	Granting Action		Shareholder Action	Error and Other		Income	Decrease to
Period	Options	Options	Options	New Hire Options	Options	Options	Total	Tax Benefit	Net Income

1995	$—	$—	$—	$11	$—	$7	$18	$3	$15
1996	—	—	1,250	63	5,201	32	6,546	445	6,101
1997	1,102	—	2,362	57	2,552	28	6,101	684	5,417
1998	2,330	—	2,196	102	947	2	5,577	1,859	3,718
1999	1,139	—	2,222	260	1	—	3,622	1,103	2,519
2000	389	—	669	104	—	387	1,549	508	1,041
2001	15	—	624	30	—	754	1,423	366	1,057
2002	15	142	951	13	—	565	1,686	410	1,276
2003	3	645	928	4	—	214	1,794	690	1,104
2004	—	394	2,495	2	—	85	2,976	892	2,084

Total impact through December 31, 2004	4,993	1,181	13,697	646	8,701	2,074	31,292	6,960	24,332

First quarter 2005	—	54	522	—	—	7	583	129	454
Second quarter 2005	—	21	317	—	—	3	341	1	340
Third quarter 2005	—	31	340	—	—	3	374	10	364
Fourth quarter 2005	—	28	324	—	—	3	355	(15)	370

2005 full year	—	134	1,503	—	—	16	1,653	125	1,528

Total impact through 2005	$4,993	$1,315	$15,200	$646	$8,701	$2,090	$32,945	$7,085	$25,860

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)
3.	Restatement of Consolidated Financial Statements, Continued:

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

The following table presents the effect of the restatement adjustments by financial statement line item for the Condensed Consolidated Statements of Income for the periods ended September 30, 2005 (in thousands, except for per share data):

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Net patient service revenue	$178,099	$—	$178,099	$516,005	$—	$516,005

Operating expenses:
Practice salaries and benefits	99,062	139	99,201	295,022	450	295,472
Practice supplies and other operating expenses	7,015	—	7,015	20,109	—	20,109
General and administrative expenses	24,870	235	25,105	75,348	848	76,196
Depreciation and amortization	2,339	—	2,339	7,515	—	7,515

Total operating expenses	133,286	374	133,660	397,994	1,298	399,292

Income from operations	44,813	(374)	44,439	118,011	(1,298)	116,713

Investment income	267	—	267	643	—	643
Interest expense	(367)	—	(367)	(2,053)	—	(2,053)

Income before income taxes	44,713	(374)	44,339	116,601	(1,298)	115,303

Income tax provision	16,656	(10)	16,646	43,434	(140)	43,294

Net income	$28,057	$(364)	$27,693	$73,167	$(1,158)	$72,009

Per share data:
Net income per common and common equivalent share:
Basic	$0.60	$(0.01)	$0.59	$1.58	$(0.02)	$1.56

Diluted	$0.58	$(0.01)	$0.57	$1.54	$(0.03)	$1.51

Weighted average shares used in computing net income per common and common equivalent share:
Basic	46,876	—	46,876	46,170	—	46,170

Diluted	48,178	127	48,305	47,601	148	47,749

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)
3.	Restatement of Consolidated Financial Statements, Continued:

The following table presents the effect of the restatement adjustments by financial statement line item for the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2005 (in thousands):

	Nine Months Ended September 30, 2005
	As Reported	Adjustments	As Restated

Cash flows from operating activities:
Net income	$73,167	$(1,158)	$72,009
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	7,515	—	7,515
Stock-based compensation expense	4,730	1,298	6,028
Deferred income taxes	718	239	957
Gain on sale of assets	—	—	—
Changes in assets and liabilities:
Accounts receivable	(2,014)	—	(2,014)
Prepaid expenses and other current assets	773	—	773
Other assets	(822)	—	(822)
Accounts payable and accrued expenses	6,222	3,211	9,433
Income taxes payable	24,304	(3,590)	20,714

Net cash provided from operating activities	114,593	—	114,593

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(85,720)	—	(85,720)
Purchase of investments	(15,465)	—	(15,465)
Maturities of investments	10,500	—	10,500
Purchase of property and equipment	(5,572)	—	(5,572)
Proceeds from sale of assets	—	—	—

Net cash used in investing activities	(96,257)	—	(96,257)

Cash flows from financing activities:
Borrowings on line of credit	195,000	—	195,000
Payments on line of credit	(249,000)	—	(249,000)
Payments on long-term debt and capital lease obligations	(562)	—	(562)
Payments to refinance line of credit	(172)	—	(172)
Excess tax benefit of stock option exercises and restricted stock vesting	—	—	—
Proceeds from issuance of common stock	34,165	—	34,165

Net cash used in financing activities	(20,569)	—	(20,569)

Net decrease in cash and cash equivalents	(2,233)	—	(2,233)
Cash and cash equivalents at beginning of period	7,011	—	7,011

Cash and cash equivalents at the end of period	$4,778	$—	$4,778

4.	Business Acquisitions

The Company acquired seven physician group practices during the nine months ended September 30, 2006. In connection with these acquisitions, the Company recorded goodwill of approximately $79.6 million, other identifiable intangible assets consisting of physician and hospital agreements, of approximately $1 million, and liabilities of approximately $240,000. The Company also recorded goodwill of $1.5 million during the nine months ended September 30, 2006 for the payment of contingent consideration related to prior-year acquisitions and based on volume and other performance measures. The Company may be required to pay similar contingent consideration under certain contract provisions relating to acquisitions completed during the nine months ended September 30, 2006, as well as other acquisitions completed in prior years; however, the amount to be paid, if any, is not determinable at this time.

The results of operations of the seven practices acquired during the nine months ended September 30, 2006 have been included in the Company’s condensed consolidated financial statements from their respective dates of acquisition. The

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)
4.	Business Acquisitions, Continued:

following unaudited pro forma information combines the consolidated results of operations of the Company and the physician group practice operations acquired during 2006 and 2005 as if the transactions had occurred at the beginning of the respective periods, (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		As restated (1)		As restated (1)

Net patient service revenue	$216,449	$190,516	$615,977	$560,294
Net income	$35,344	$30,650	$94,002	$82,683
Net income per share:
Basic	$0.73	$0.65	$1.97	$1.79
Diluted	$0.71	$0.63	$1.91	$1.73

(1)	Includes adjustments resulting from the stock option review as described in Note 3, “Restatement of Consolidated Financial Statements.”
The pro-forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

5.	Investments:

Investments consist of held-to-maturity securities issued primarily by the U.S. Treasury, other U.S. Government corporations and agencies and states of the United States. The Company intends and has the ability to hold its investments to maturity, and therefore carries such investments at amortized cost in accordance with the provisions of Financial Accounting Standards No. 115 (“FAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” At September 30, 2006 and December 31, 2005, the Company’s investments consisted of the following short-term investments with remaining maturities of less than one year and long-term investments with maturities of one to three years, (in thousands):

	September 30, 2006		December 31, 2005
	Short-Term	Long-Term	Short-Term	Long-Term

U.S. Treasury Securities	$5,869	$997	$5,969	$—
Federal Home Loan Securities	3,994	1,988	3,471	1,505
Municipal Debt Securities	3,419	4,095	—	2,566
Commercial Paper	—	—	497	—
Federal Farm Credit Bank Discount Note	499	500	983	—

	$13,781	$7,580	$10,920	$4,071

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)
6.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following, (in thousands):

	September 30, 2006	December 31, 2005
		As restated (1)

Accounts payable	$3,084	$5,632
Accrued salaries and bonuses	76,119	69,089
Accrued payroll taxes and benefits	15,054	12,297
Accrued professional liability risks	51,226	39,390
Medicaid settlement reserve (Note 8)	—	25,100
Accrual for uncertain tax positions	17,772	16,701
Other accrued expenses	10,688	7,410

	$173,943	$175,619

(1)	Includes adjustments resulting from the stock option review as described in Note 3, “Restatement of Consolidated Financial Statements.”
On September 21, 2006, the Company finalized its agreement in principle (the “Settlement Agreement”) with the U.S. Department of Justice to settle the government’s national Medicaid and TRICARE investigation. Under the terms of the Settlement Agreement, the Company paid the federal government $25.1 million related to neonatal services provided from January 1996 through December 1999.

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

Under the 2004 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. The Company recognizes compensation expense related to its restricted stock awards ratably over the corresponding vesting periods. During the nine months ended September 30, 2006, the Company granted 664,011 stock options and awarded 191,268 shares of restricted stock to key employees under the 2004 Incentive Plan. At September 30, 2006, the Company had approximately 1.9 million shares available for future grants and awards under the 2004 Incentive Plan.

Effective January 1, 2006, the Company’s Stock Purchase Plans were amended such that employee purchases after December 31, 2005 are made at 85% of the closing price of the stock as of the purchase date. Effective October 1, 2006, the purchase dates for employees who participate in the Stock Purchase Plans are March 31st, June 30th, September 30th and December 31st of each year. Prior to October 1, 2006, the purchase dates under the Stock Purchase Plans were April 1st and October 1st. In accordance with the provisions of FAS 123(R), the Company recognizes stock-based compensation expense for the 15% discount received by participating employees. During the nine months ended September 30, 2006, approximately 46,000 shares were issued under the Company’s Stock Purchase Plans. At September 30, 2006, the Company had approximately 246,000 shares reserved under the Stock Purchase Plans.

The Company recognized approximately $5.1 million and $15.3 million of stock-based compensation expense related to its Stock Incentive Plans and Stock Purchase Plans during the three and nine months ended September 30, 2006, respectively. During the three and nine months ended September 30, 2005, the Company recognized, inclusive of the restatement, approximately $5.1 million and $6.0 million of stock-based compensation expense, respectively, related to its Stock Incentive Plans.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)
7.	Stock Incentive Plans and Employee Stock Purchase Plans, Continued:

The activity related to the Company’s restricted stock awards and the corresponding weighted average grant-date fair values are as follows:

	Number of	Weighted Average
	Shares	Fair Value
Non-vested shares at December 31, 2005	675,128	$38.26
Awarded	191,268	$44.70
Forfeited	(5,504)	$39.11
Vested	(293,975)	$38.26

Non-vested shares at September 30, 2006	566,917	$40.42

The aggregate fair value of the 293,975 restricted shares that vested during the nine months ended September 30, 2006 was approximately $11.2 million.

At September 30, 2006, the total stock-based compensation cost related to non-vested restricted stock remaining to be recognized as compensation expense over a weighted-average period of approximately 2.2 years is $12.4 million.

Pertinent information covering stock option transactions related to the Company’s Stock Incentive Plans is summarized in the table below.

			Weighted
			Average
	Number of	Option Price	Exercise	Expiration
	Shares	Per Share (1)	Price (1)	Date
Outstanding at December 31, 2005	3,751,738	$3.53-$37.30	$22.51	2006-2015
Granted	664,011	$43.15-$50.34	$45.19
Canceled	(54,950)	$12.78-$44.70	$29.63
Exercised	(1,099,086)	$3.53-$34.05	$22.77

Outstanding at September 30, 2006	3,261,713	$3.53-$50.34	$27.00	2006-2016

Exercisable at September 30, 2006	1,961,269	$3.53-$37.30	$19.69

(1)	The option price and weighted average exercise price per share is as of September 30, 2006 and does not reflect any increase in the exercise price of certain options under a program adopted by the Company’s Board of Directors in 2007, see Note 3, “Restatement of Consolidated Financial Statements.”
The Company issues new shares of its common stock upon exercise of its stock options. The fair value of each stock option or share to be issued is estimated on the date of grant using the Black-Scholes option-pricing model with weighted average assumptions for expected volatility, expected life, risk-free interest rate and dividend yield. Expected volatility is estimated using sequential periods of historical price data related to the Company’s common stock. For stock options granted during the nine months ended September 30, 2006, the expected volatility related to the Company’s share price ranged from 26% to 37%. The Company assigns expected lives and corresponding risk-free interest rates to two separate homogenous employee groups consisting of officers and all other employees. The Company evaluates the estimate expected lives assigned to its two employee groups using historical exercise data, taking into consideration the impact of partial life cycle data, contractual term and post-vesting cancellations. The weighted average expected lives for officers and all other employees were primarily four years and three and one-half years, respectively, for stock options granted during the nine months ended September 30, 2006. Risk-free interest rates for both employee groups ranged from 4.4% to 5.0% for stock options granted during the nine months ended September 30, 2006. The Company used a dividend yield assumption of 0% for all periods.

The weighted average grant date fair value for stock options granted during the nine months ended September 30, 2006 was $14.20. The weighted average remaining contractual life on outstanding and exercisable stock options of 3,261,713 and 1,961,269 at September 30, 2006 is approximately 7.0 years and 5.9 years, respectively. The total intrinsic value of the 1,099,086 stock options exercised during the nine months ended September 30, 2006 was approximately $25.6 million. At September 30, 2006, the total stock-based compensation cost related to non-vested

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)
7.	Stock Incentive Plans and Employee Stock Purchase Plans, Continued:

stock options remaining to be recognized as compensation expense over a weighted-average period of approximately 2.4 years is $7.4 million.

The aggregate intrinsic value of the 3,261,713 outstanding stock options and the 1,961,269 exercisable stock options presented above is approximately $60.9 million and $50.8 million, respectively. The excess tax benefit related to the exercise of stock options and the vesting of restricted stock for the nine months ended September 30, 2006 was approximately $8.1 million.

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

The calculations of basic and diluted net income per share for the three and nine months ended September 30, 2006 and 2005 are as follows, (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)

Basic:
Net income applicable to common stock	$35,165	$27,693	$92,050	$72,009

Weighted average number of common shares outstanding	48,184	46,876	47,807	46,170

Basic net income per share	$0.73	$0.59	$1.93	$1.56

Diluted:
Net income applicable to common stock	$35,165	$27,693	$92,050	$72,009

Weighted average number of common shares outstanding	48,184	46,876	47,807	46,170

Weighted average number of dilutive common stock equivalents	1,331	1,429	1,476	1,579

Weighted average number of common and common equivalent shares outstanding	49,515	48,305	49,283	47,749

Diluted net income per share	$0.71	$0.57	$1.87	$1.51

(1)	Includes adjustments resulting from the stock option review as described in Note 3, “Restatement of Consolidated Financial Statements.”

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Unaudited)
8.	Net Income Per Share, Continued:

For the three months ended September 30, 2006 and 2005, the Company had 73,000 anti-dilutive outstanding employee stock options and 573,000 anti-dilutive outstanding shares of unvested restricted stock, respectively. For the nine months ended September 30, 2006 and 2005, the Company had 73,000 and 76,000 anti-dilutive outstanding employee stock options and 191,000 and 678,000 anti-dilutive outstanding shares of unvested restricted stock, respectively. All anti-dilutive stock options and shares of restricted stock are excluded from the computation of diluted earnings per share.

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
Failure to comply with the Company’s duties under the Corporate Integrity Agreement could result in substantial monetary penalties and in the case of a material breach, could even exclude the Company from participating in FHC Programs. Management believes the Company was in compliance with the Corporate Integrity Agreement as of September 30, 2006.

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

The Company has received three letters from shareholders demanding that the Company’s Board of Directors initiate legal proceedings against certain current and former officers and directors for, among other things, breaches of fiduciary duty in connection with Company’s historical stock option granting practices. These demands have been reviewed by a special committee (“Special Committee”) of the Company’s Board of Directors in connection with the review of the Company’s stock option practices. The Special Committee has considered the matter and has determined that it is not in the best interest of the Company to take further action with respect to the Company’s current management or directors. The Special Committee is still considering whether any future action should be taken regarding any former management or directors. The Company cannot predict whether any derivative actions will result from the shareholder demands and, if so, their outcomes.

Although the Company currently maintains liability insurance coverage intended to cover professional liability and certain other claims, the Company cannot assure that its insurance coverage will be adequate to cover liabilities arising out of claims asserted against it in the future where the outcomes of such claims are unfavorable. With respect to professional liability insurance, the Company self-insures its liabilities to pay deductibles through a wholly owned captive insurance subsidiary. Liabilities in excess of the Company’s insurance coverage, including coverage for professional liability and other claims, could have a material adverse effect on its business, financial condition, results of operations, and cash flows.

10.	Subsequent Events:

Since September 30, 2006, the Company has completed the acquisition of four physician group practices. Total consideration paid for these acquired practices, inclusive of transaction costs, was approximately $23.3 million in cash.

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
     The financial information presented in this Item 2 and related to the three and nine months ended September 30, 2005 has been adjusted to reflect the restatement of the Company’s financial results, which is more fully described in the Explanatory Note immediately preceding Part I, Item 1 and in Note 3, “Restatement of Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

     The following table reflects the impact of additional stock-based compensation expense adjustments and the related tax effects on our previously reported net income for the periods presented below (in thousands):

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
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R) (“FAS 123(R)”) “Share-Based Payment.” This statement requires us to expense stock-based awards to our employees using a fair-value-based measurement method. Our results of operations for the three and nine months ended September 30, 2006 include stock-based compensation expense related to stock options and restricted stock awarded under our stock incentive plans (the “Stock Incentive Plans”) and employee stock purchases under our stock purchase plans (the “Stock Purchase Plans”) in accordance with FAS 123(R). For the three and nine months ended September 30, 2005, we recorded stock-based compensation expense using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations (“APB 25”) for stock options determined to have been issued at grant prices below market value on the measurement date and for restricted stock first awarded on July 14, 2005.
     During the nine months ended September 30, 2006 and 2005, we completed the acquisition of seven and 12 physician group practices, respectively. Our results of operations for the three and nine months ended September 30, 2006 and 2005 include the results of operations for these physician group practices from their respective dates of acquisition and therefore are not comparable in some material respects.
Results of Operations
Three Months Ended September 30, 2006 as Compared to Three Months Ended September 30, 2005
     Our net patient service revenue increased $37.7 million, or 21.1%, to $215.8 million for the three months ended September 30, 2006, as compared to $178.1 million for the same period in 2005. Of this $37.7 million increase, $10.6 million, or 28.1%, was attributable to revenue generated from acquisitions completed after June 30, 2005. Same-unit net patient service revenue increased $27.1 million, or 15.6%, for the three months ended September 30, 2006. The increase in same-unit net patient service revenue was the result of a net increase in revenue of approximately $18.9 million related to pricing and reimbursement factors and increased revenue of $8.2 million from higher patient service volumes across our subspecialties. The net increase in revenue of $18.9 million related to pricing and reimbursement factors is due to the impact of a new billing code introduced by the American Medical Association in early 2006, improved managed care contracting and the flow through of revenue from modest price increases offset, in part, by a decline in revenue caused by a slight increase in the percentage of our patients being enrolled in government-sponsored programs. Payments received from government-sponsored programs are substantially less than payments received from commercial insurance payors for equivalent services. Increased revenue of $8.2 million from higher patient service volumes includes $4.2 million from volume growth in maternal-fetal, pediatric cardiology, metabolic screening and other services, including hearing screens and newborn nursery services, and $4.0 million from a 3.2% increase in neonatal intensive care unit patient days. Same units are those units at which we provided services for the entire current period and the entire comparable period.
     Practice salaries and benefits increased $21.6 million, or 21.8%, to $120.8 million for the three months ended September 30, 2006, as compared to $99.2 million for the same period in 2005. This $21.6 million increase was attributable to an increase in incentive compensation of $12.0 million as a result of same-unit growth and operational improvements at the physician practice level and increased costs associated with new physicians and other staff of $9.7 million to support acquisition-related growth and volume growth at existing units.
     Practice supplies and other operating expenses increased $1.1 million, or 15.4%, to $8.1 million for the three months ended September 30, 2006 as compared with $7.0 million for the same period in 2005. The increase was primarily attributable to supply and maintenance costs, rent, professional fees, and other costs to support new and existing physician practices.
     General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $2.9 million, or 11.4%, to $28.0 million for the three months ended September 30, 2006, as compared to $25.1 million for the same period in 2005. This $2.9 million increase was due to increased professional fees of $1.6 million primarily related to the Company’s voluntary stock option review and an increase in salaries and benefits and other general and administrative expenses of $1.3 million related to the continued growth of the Company.
     Depreciation and amortization expense decreased by $31,000, or 1.3%, to $2.3 million for the three months ended September 30, 2006. This decrease was primarily attributable to the completion of amortization of certain intangibles during the three months ended September 30, 2006.
     Income from operations increased $12.1 million, or 27.2%, to $56.5 million for the three months ended September 30, 2006, as compared with $44.4 million for the same period in 2005. Our operating margin increased to 26.2% for the three months ended September 30, 2006, as compared to 25.0% for the same period in 2005. The net increase in our operating margin of 120 basis points is primarily related to improved management of general and administrative expenses.
     We recorded net investment income of $1.1 million for the three months ended September 30, 2006, as compared with net interest expense of $100,000 for the same period in 2005. The increase in net investment income is primarily due to an increase in funds available to invest and a higher return on outstanding investment balances for the three months ended September 30, 2006 as compared to the prior year period. Interest expense for the three months ended September 30, 2006 and 2005 consisted of interest charges, commitment fees and amortized debt costs associated with our Line of Credit.
     Our effective income tax rate was 38.9% and 37.5% for the three months ended September 30, 2006 and 2005, respectively. During the three months ended September 30, 2006, we recorded an increase in our tax provision to adjust our provisional tax rate for the nine months ended September 30, 2006 as a result of an increase in permanent differences and changes in apportionment of income.
     Net income increased to $35.2 million or 27.0% for the three months ended September 30, 2006, as compared to $27.7 million for the same period in 2005.

     Diluted net income per common and common equivalent share was $0.71 on weighted average shares outstanding of 49.5 million for the three months ended September 30, 2006, as compared to $0.57 on weighted average shares outstanding of 48.3 million for the same period in 2005. The net increase in weighted average shares outstanding is primarily due to the exercise of employee stock options, the vesting of restricted stock and the issuance of shares under our employee stock purchase plans (“Stock Purchase Plans”).
Nine Months Ended September 30, 2006 as Compared to Nine Months Ended September 30, 2005
     Our net patient service revenue increased $91.2 million, or 17.7%, to $607.2 million for the nine months ended September 30, 2006, as compared to $516.0 million for the same period in 2005. Of this $91.2 million increase, $35.3 million, or 38.7%, was attributable to revenue generated from acquisitions completed after December 31, 2004. Same-unit net patient service revenue increased $55.9 million, or 11.2%, for the nine months ended September 30, 2006. The increase in same-unit net patient service revenue was the result of a net increase in revenue of approximately $30.5 million related to pricing and reimbursement factors and increased revenue of $25.4 million from higher patient service volumes across our subspecialties. The net increase in revenue of $30.5 million related to pricing and reimbursement factors is due to the impact of a new billing code introduced by the American Medical Association in early 2006, improved managed care contracting and the flow through of revenue from modest price increases offset, in part, by a decline in revenue caused by a greater percentage of our patients being enrolled in government-sponsored programs. Payments received from government-sponsored programs are substantially less than payments received from commercial insurance payors for equivalent services. Increased revenue of $25.4 million from higher patient service volumes includes $13.3 million from a 3.7% increase in neonatal intensive care unit patient days and $12.1 million from volume growth in maternal-fetal, pediatric cardiology, metabolic screening and other services, including hearing screens and newborn nursery services. Same units are those units at which we provided services for the entire current period and the entire comparable period.
     Practice salaries and benefits increased $52.3 million, or 17.7%, to $347.8 million for the nine months ended September 30, 2006, as compared to $295.5 million for the same period in 2005. The increase was primarily attributable to: (i) costs associated with new physicians and other staff of $32.0 million to support acquisition-related growth and volume growth at existing units; (ii) an increase in incentive compensation of $18.2 million as a result of same-unit growth and operational improvements at the physician practice level; and (iii) an increase in stock-based compensation of $2.1 million related to our equity compensation plan (“Stock Incentive Plans”) and Stock Purchase Plans.
     Practice supplies and other operating expenses increased $4.4 million, or 21.8%, to $24.5 million for the nine months ended September 30, 2006 as compared with $20.1 million for the same period in 2005. The increase was primarily attributable to supply and maintenance costs, rent, professional fees, and other costs to support new and existing physician practices.
     General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $4.0 million, or 5.2%, to $80.2 million for the nine months ended September 30, 2006, as compared to $76.2 million for the same period in 2005. This $4.0 million net increase was due to (i) an increase in stock-based compensation of $7.2 million related to our Stock Incentive Plans and Stock Purchase Plans; (ii) a $4.4 million increase in salaries and benefits and other general and administrative expenses due to the continued growth of the Company; (iii) an offsetting $6.0 million liability reserve recorded during the comparable 2005 period relating to our national Medicaid and TRICARE investigation; and (iv) an offsetting $1.6 million gain on sale of the Company’s aircraft in June 2006.
     Depreciation and amortization expense decreased by $455,000, or 6.1%, to $7.1 million for the nine months ended September 30, 2006, as compared to $7.5 million for the same period in 2005. This decrease was primarily attributable to the completion of amortization of certain intangibles during the nine months ended September 30, 2006.
     Income from operations increased $31.0 million, or 26.5%, to $147.7 million for the nine months ended September 30, 2006, as compared with $116.7 million for the same period in 2005. Our operating margin increased to 24.3% for the nine months ended September 30, 2006, as compared to 22.6% for the same period in 2005. The net increase in our operating margin is the result of: (i) improved management of general and administrative expenses; (ii) the recording of a $6.0 million estimated liability reserve in 2005; (iii) a $1.6 million gain on sale of the Company’s aircraft in June 2006; partially offset by (iv) an increase in stock-based compensation of $9.3 million related to our Stock Incentive Plans and Stock Purchase Plans.
     We recorded net investment income of $1.2 million for the nine months ended September 30, 2006, as compared with net interest expense of $1.4 million for the same period in 2005. The increase in net investment income is primarily due to a lower average outstanding balance on our Line of Credit and higher investment income on outstanding investment balances for the nine months ended September 30, 2006 as compared to the prior year period. Interest expense for the nine months ended September 30, 2006 and 2005 consisted of interest charges, commitment fees and amortized debt costs associated with our Line of Credit and interest charges associated with an aircraft operating lease.

     Our effective income tax rate was 38.2% and 37.5% for the nine months ended September 30, 2006 and 2005, respectively. The increase in our effective tax rate for the nine months ended September 30, 2006 is due to an increase in permanent differences and changes in the apportionment of income.
     Net income increased to $92.1 million or 27.8% for the nine months ended September 30, 2006, as compared to $72.0 million for the same period in 2005. Net income for the nine months ended September 30, 2006 reflects the after-tax impact of an increase in stock-based compensation expense and the after-tax impact of the gain on sale of the Company’s aircraft. Net income for the nine months ended September 30, 2005 reflects the after-tax impact of the estimated liability reserve we recorded relating to our national Medicaid and TRICARE investigation.
     Diluted net income per common and common equivalent share was $1.87 on weighted average shares outstanding of 49.3 million for the nine months ended September 30, 2006, as compared to $1.51 on weighted average shares outstanding of 47.7 million for the same period in 2005. The net increase in weighted average shares outstanding was primarily due to the exercise of employee stock options, the vesting of restricted stock, and the issuance of shares under our Stock Purchase Plans, partially offset by shares repurchased during the fourth quarter of 2005.
Liquidity and Capital Resources
     As of September 30, 2006, we had $62.5 million of cash and cash equivalents on hand as compared to $11.2 million at December 31, 2005. In addition, we had working capital of $49.0 million at September 30, 2006, an increase of $62.0 million from a working capital deficit of $13.0 million at December 31, 2005. This net increase in working capital was primarily the result of funds generated from operations and proceeds from the exercise of employee stock options partially offset by funds used for the acquisition of physician group practices during the nine months ended September 30, 2006.
     Our net cash provided from operating activities was $108.3 million for the nine months ended September 30, 2006, as compared to net cash provided from operating activities of $114.6 million for the same period in 2005. The net decrease in our cash flow from operations for the nine months ended September 30, 2006 is primarily due to the payment of $25.1 million to the federal government for the final settlement of our previously announced national Medicaid and TRICARE investigation, the timing of our third quarter tax payments, and the change in presentation of excess tax benefits in our condensed consolidated statement of cash flows as required by FAS 123(R) and discussed below, partially offset by improved operating results.
     During the nine months ended September 30, 2006, accounts receivable increased by $8.2 million, as compared to a decrease of $2.0 million for the same period in 2005. Our days sales outstanding, or DSO, for accounts receivable at September 30, 2006 were 51.1 days, a decrease from 57.8 days at December 31, 2005. The net increase in accounts receivable during the nine months ended September 30, 2006 is due to same unit net patient service revenue growth and an increase in revenue related to acquisitions completed during the fourth quarter of 2005 and the nine months ended September 30, 2006, partially offset by the decline in our DSO.
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
     During the nine months ended September 30, 2006, accounts payable and accrued expenses decreased by $1.7 million from $175.6 million at December 31, 2005 to $173.9 million at September 30, 2006. This net decrease is primarily due to the payment of $25.1 million to the federal government for the final settlement of our previously announced national Medicaid and TRICARE investigation partially offset by increases in our liabilities for professional liability risks, performance-based compensation and 401(k) plan matching contributions. Our annual payments due to affiliated physicians under our performance-based incentive compensation program and our annual 401(k) plan matching contributions are made during the first quarter of each year.
     During the nine months ended September 30, 2006, cash flow provided from operations related to income taxes payable and deferred taxes was $7.7 million, compared to $21.7 million for the same period in 2005. This change is related to the presentation of excess tax benefits as required by FAS 123(R) and the timing of our tax payments. Effective January 1, 2006, the excess tax benefits related to the exercise of stock options and the vesting of restricted stock are treated as a cash inflow from financing activities rather than a component of cash provided from operating activities. This change in cash flow presentation had the effect of decreasing cash flows from operating activities and increasing cash flows from financing activities by $8.1 million for the nine months ended September 30, 2006. The tax benefit included in cash provided from operating activities for the nine months ended September 30, 2005 was $3.6 million. The remaining change is primarily due to the delayed payment of estimated taxes normally due in third quarter of 2005. As a result of hurricane relief offered by the federal government, our estimated tax payments scheduled for the third quarter of 2005 were not made until the fourth quarter of 2005.
     During the nine months ended September 30, 2006, cash generated from our operating activities along with cash on hand were used to fund the acquisition of seven physician group practices for $81.9 million and fund capital expenditures in the amount of $9.2 million. Our capital expenditures include $4.9 million for medical equipment, computer and office equipment, software, furniture and other improvements at our office-based practices and our corporate and regional offices, and $4.3 million related to the purchase of our aircraft. In May 2006, we purchased our previously leased aircraft and immediately sold the aircraft for approximately $6.1 million.
     During the nine months ended September 30, 2006, our net cash flows provided from financing activities consisted primarily of proceeds from the exercise of employee stock options and the excess tax benefit of stock option exercises and the vesting of restricted stock.
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
     At September 30, 2006, we believe we were in compliance with the financial covenants and other restrictions applicable to us under the Line of Credit. At September 30, 2006, we had no outstanding principal balance on our Line of Credit; however, we had outstanding letters of credit of $25.0 million, which reduce the amount available on our Line of Credit.
     We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and an estimate of liabilities for claims incurred but not reported based on an actuarial valuation using historical loss patterns. Our most recent renewal includes higher self-insured retention amounts that have contributed to the increase in our liability for accrued professional liability risks from $39.4 million at December 31, 2005 to $51.2 million at September 30, 2006.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Our Line of Credit is subject to market risk and interest rate changes and bears interest at our option at (i) the base rate (defined as the higher of the Federal Funds Rate plus .5% or the Bank of America prime rate) or (ii) the Eurodollar rate plus an applicable margin rate ranging from .75% to 1.75% based on our consolidated leverage ratio. There was no outstanding principal balance under our Line of Credit at September 30, 2006. However, for every $10 million outstanding on our Line of Credit, a 1% change in interest rates would result in an impact to income before taxes of $100,000 per year.
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
     In assessing whether our disclosure controls and procedures were effective as of September 30, 2006, management considered a number of important changes in its internal controls related to the granting, pricing and accounting for stock options. These changes include the following:
•	In 2001, the Board of Directors approved an amendment to the Company’s Amended and Restated Stock Option Plan that formalized in writing the authority of the Chief Executive Officer or President of the Company to grant stock options to certain employees within defined limits.

•	From 2001 to 2005, processes continued to improve over time with respect to Company-wide annual grants, particularly in relation to advanced planning, documentation, communication and approval by the Compensation Committee.

•	During 2004, processes were implemented to improve documentation relating to stock options granted under the authority delegated to the Chief Executive Officer and President.

•	In 2004, key controls relating to the accounting for stock-based awards were identified, test plans were developed and controls were tested.

•	In 2005, the Compensation Committee adopted a policy to make regular Company-wide annual grants of stock-based awards at mid-year.

•	In 2005, standardized documentation to evidence grants of stock-based awards was enhanced and reviewed by the Compensation Committee.

•	In August 2006, management suspended the use of delegated authority by the Chief Executive Officer and President to grant stock options and required that all stock-based awards be approved by the Compensation Committee at duly called meetings (with the grant date being the date of the Compensation Committee’s approval and the pricing being based on the closing market price on the grant date).
     In assessing whether our disclosure controls and procedures were effective as of September 30, 2006, management also considered the restatement of the Company’s consolidated financial statements. In particular, management assessed the impact of the restatement to the Company’s financial statements for the years ended December 31, 2005 and 2004, considered the control environment in the years prior to 2001 when “backdated” option grants occurred, the control environment in the years thereafter and the important changes to internal controls that occurred since 2000 discussed above.
     In addition, other measures have been adopted to enhance the oversight of the granting and administration of stock-based awards. Management will continue to review developments and opportunities to implement and maintain best practices with respect to future grants of stock-based awards, including stock options, and the administration of its stock-based incentive plans.

Evaluation of Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2006.
Changes in Internal Controls Over Financial Reporting
     No changes in our internal control over financial reporting occurred during the quarter ended September 30 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     Failure to comply with our duties under the Corporate Integrity Agreement could result in substantial monetary penalties and in the case of a material breach, could even exclude us from participating in FHC Programs. Management believes we were in compliance with the Corporate Integrity Agreement as of September 30, 2006.
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

10.1
Consent to Extension Agreement dated as of August 11, 2006 by and among Pediatrix, certain of its subsidiaries and affiliates, Bank of America, N.A., as administrative agent, and each of the Lenders signatory thereto (incorporated by reference to Exhibit 10.1 to Pediatrix’s Current Report on Form 8-K dated August 11, 2006).

10.2
Settlement Agreement dated September 21, 2006, between Pediatrix and the U.S. Department of Justice (incorporated by reference to Exhibit 10.1 to Pediatrix’s Current Report on Form 8-K dated September 22, 2006).

10.3	Model State Settlement Agreement (incorporated by reference to Exhibit 10.2 to Pediatrix’s Current Report on Form 8-K dated September 22, 2006).

10.4
Corporate Integrity Agreement dated September 20, 2006, between Pediatrix and the Office of the Inspector General of the Department of Health and Human Services (incorporated by reference to Exhibit 10.3 to Pediatrix’s Current Report on Form 8-K dated September 22, 2006).

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