Form 10-K
period 2006-12-31
PEDIATRIX MEDICAL GROUP INC
filed 2007-08-07
CIK 893949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: Preferred Share Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act.  Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑  Accelerated filer ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of shares of Common Stock of the registrant held by non-affiliates of the registrant on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,195,780,286 based on a $45.30 closing price per share as reported on the New York Stock Exchange composite transactions list on such date.

The number of shares of Common Stock of the registrant outstanding on July 20, 2007, was 49,020,190.

PEDIATRIX MEDICAL GROUP, INC.

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2006

FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this Form 10-K may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements (other than statements of historical facts) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements in this Form 10-K are made as of the date hereof, and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in this Form 10-K, including the risks set forth under “Risk Factors” in Item 1A.

As used in this Form 10-K, unless the context otherwise requires, the terms “Pediatrix,” the “Company,” “we,” “us” and “our” refer to Pediatrix Medical Group, Inc., a Florida corporation, and its consolidated subsidiaries (collectively, “PMG”), together with PMG’s affiliated professional associations, corporations and partnerships (“affiliated professional contractors”). PMG has contracts with its affiliated professional contractors, which are separate legal entities that provide physician services in certain states and Puerto Rico.

EXPLANATORY NOTE

In this Form 10-K, the Company is restating its Consolidated Balance Sheet as of December 31, 2005 and the related Consolidated Statements of Income and Cash Flows for each of the years ended December 31, 2005 and December 31, 2004. This Form 10-K also reflects (1) the restatement of “Selected Financial Data” in Item 6 for the years ended December 31, 2005, 2004, 2003 and 2002, (2) the amendment in Item 7 of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in the Company’s Form 10-K for the year ended December 31, 2005 as it relates to the years ended December 31, 2005 and 2004, and (3) the restatement of quarterly financial information in Item 8 for the quarter ended March 31, 2006 and for all quarters in the year ended December 31, 2005.

Immediately prior to the filing of this Form 10-K, the Company filed quarterly reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006. The Form 10-Q for the quarter ended June 30, 2006 contains restated financial information for the three and six months ended June 30, 2005 and the Form 10-Q for the quarter ended September 30, 2006 contains restated financial information for the three and nine months ended September 30, 2005.

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q (other than for the quarters ended June 30, 2006 and September 30, 2006) have not been amended and should not be relied upon.

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

For more information regarding the Audit Committee’s review and the Company’s restatement, refer to Note 3, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements in this Form 10-K.

PART I

ITEM 1.	BUSINESS

OVERVIEW

Pediatrix is the nation’s leading health care services company focused on physician services for newborn, maternal fetal and other pediatric subspecialty care. At December 31, 2006, our national network was comprised of approximately 914 affiliated physicians, including 724 neonatal physician subspecialists who provide clinical care in 32 states and Puerto Rico, primarily within hospital-based neonatal intensive care units (“NICUs”), to babies born prematurely or with medical complications. Our affiliated neonatal physician subspecialists staff and manage clinical activities at more than 289 hospitals, and our 80 affiliated maternal fetal medicine subspecialists provide care to expectant mothers experiencing complicated pregnancies in many areas where our affiliated neonatal physicians practice. Our network includes other pediatric subspecialists, including 58 pediatric cardiologists, 36 pediatric intensivists and 16 pediatric hospitalists. In addition, we believe that we are the nation’s largest provider of hearing screens to newborns and the nation’s largest private provider of metabolic screening services to newborns.

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

•	Neonatal Care. We provide clinical care to babies born prematurely or with complications within specific units at hospitals, primarily NICUs, through a team of experienced neonatal physician subspecialists (called “neonatologists”), neonatal nurse practitioners and other pediatric clinicians. Neonatologists are board-certified or eligible-to-apply-for-certification as a neonatologist who have extensive education and training for the care of babies born prematurely or with complications that require complex medical treatment. Neonatal nurse practitioners are registered nurses who have advanced training and education in managing health care needs of newborns, infants and their families.

•	Maternal Fetal Care. Our operations also include outpatient and inpatient clinical care to expectant mothers experiencing complicated pregnancies and their unborn babies through our affiliated maternal fetal medicine subspecialists and other clinicians, such as maternal fetal nurses, certified nurse mid-wives, ultrasonographers and genetic counselors. Maternal fetal medicine subspecialists are board-certified or eligible-to-apply-for-certification obstetricians who have extensive education and training for the treatment of high-risk expectant mothers and their fetuses. Our affiliated maternal fetal medicine subspecialists practice in certain metropolitan areas where we have affiliated neonatologists to provide coordinated care for women with complicated pregnancies and whose babies are often admitted to a NICU upon delivery.

•	Pediatric Cardiology Care. Our operations also include outpatient and inpatient pediatric cardiology care of the fetus, infant, child, and adolescent patients with congenital heart defects and acquired heart disease as well as adults with congenital heart defects through our affiliated pediatric cardiologist subspecialists and other clinicians such as pediatric nurse practitioners, echocardiographers and other diagnostic technicians, and exercise physiologists. Pediatric cardiologists are board-certified pediatricians who have additional education and training in congenital heart defects and pediatric acquired heart disorders.

•	Other Pediatric Subspecialty Care. Our network also includes pediatric intensivists, who are hospital-based pediatricians with additional education and training in caring for critically ill or injured children and adolescents, pediatric hospitalists, who are hospital-based pediatricians specializing in inpatient care and management of acutely ill children, and other pediatric subspecialists. Our affiliated physicians also provide clinical services in other areas of hospitals, particularly in the labor and delivery area, nursery and pediatric department, where immediate accessibility to specialized care may be critical.

Newborn Screening Services.  We also operate the nation’s largest private laboratory providing newborn and other metabolic screenings to approximately 370,000 patients each year. In addition, we are the nation’s largest provider of hearing screens to newborns providing approximately 308,000 hearing screens each year. Our newborn screening program identifies more than 54 metabolic disorders and various genetic and biochemical conditions, and potential hearing loss for early treatment or management. All states require screening for a select number of metabolic conditions before newborns are discharged from the hospital. In addition, over 40 states either require newborns to be screened for potential hearing loss before being discharged from the hospital or require that parents be offered the opportunity to submit their newborns to hearing screens.

Clinical Research and Education.  As part of our ongoing commitment to improving patient care through evidence-based medicine, we conduct clinical research, monitor clinical outcomes and implement clinical quality initiatives with a view to improving patient outcomes, shortening the length of hospital stays and reducing long-term health system costs. We have managed four neonatal clinical trials to completion and have three other trials in process. We also make extensive continuing medical education resources available to our physicians and neonatal nurse practitioners to give them access to the most current treatment methodologies and clinical quality improvement techniques. We believe that referring physicians, hospitals, third-party payors and patients all benefit from our clinical research, education and quality initiatives.

Demand for our Physician Services

Hospital-Based Care.  Hospitals generally must provide cost-effective, quality care in order to enhance their reputations within their communities and desirability to patients, referring physicians and third-party payors. In an effort to improve outcomes and manage costs, hospitals typically employ or contract with physician subspecialists to provide specialized care in many hospital-based units, including NICUs. Hospitals traditionally staffed these units through affiliations with small, local physician groups or independent practitioners. However, management of these units presents significant operational challenges, including variable admissions rates, increased operating costs, complex reimbursement systems and other administrative burdens. As a result, hospitals contract with physician organizations that have the clinical quality initiatives, information and reimbursement systems and management expertise required to effectively and efficiently operate these units in the current health care environment. Demand for hospital-based physician services, including neonatology, is determined by a national market in which qualified physicians with advanced training compete for hospital contracts.

Neonatal Medicine.  Of the approximately 4.1 million births in the United States annually, we estimate that approximately 10 to 12 percent require NICU admissions. Research continues to be conducted by numerous institutions to identify potential causes of premature birth and medical complications that often require NICU admissions. Some common contributing factors include the presence of hypertension or diabetes in the mother, lack of prenatal care, complications during pregnancy, drug and alcohol abuse and smoking or poor nutritional habits during pregnancy. Babies admitted to NICUs typically have an illness or condition that requires the care of a neonatalogist. Babies that are born prematurely and have a low birthweight often require neonatal intensive care services because of increased risk for medical complications. We believe obstetricians generally prefer to perform deliveries at hospitals that provide a full complement of labor and delivery services, including a NICU staffed by board-certified or eligible-to-apply-for-certification neonatologists. Because obstetrics is a significant source of hospital admissions, hospital administrators have responded to these demands by establishing NICUs and contracting with independent neonatology group practices to staff and manage these units. As a result, NICUs within the United States tend to be concentrated in hospitals with a higher volume of births. There are approximately 4,000 board-certified neonatologists in the United States who practice at approximately 1,540 hospital-based NICUs.

Maternal Fetal Medicine.  Expectant mothers with pregnancy complications often seek or are referred by their obstetricians to maternal fetal medicine subspecialists. These subspecialists provide care to women with conditions such as diabetes, hypertension, sickle cell disease, multiple gestation, recurrent miscarriage, family history of genetic diseases, suspected fetal birth defects, and other complications during their pregnancies. We believe that improved maternal fetal care has a positive impact on neonatal outcomes. Data on neonatal outcomes demonstrate that, in general, the likelihood of mortality or an adverse condition or outcome (referred to as “morbidity”) is reduced the longer a baby remains in the womb. As a result, our maternal fetal medicine subspecialists focus on extending the pregnancy to improve the viability of the fetus.

Pediatric Cardiology Medicine.  Our operations also include outpatient and inpatient pediatric cardiology care of the fetus, infant, child, and adolescent with congenital heart defects and acquired heart disease as well as adults with congenital heart defects through our affiliated pediatric cardiologist subspecialists and other clinicians such as pediatric nurse practitioners, echocardiographers and other diagnostic technicians, and exercise physiologists. Pediatric cardiologists are board-certified pediatricians who have additional education and training in congenital heart defects and pediatric acquired heart disorders.

Other Pediatric Subspecialty Medicine.  Other areas of pediatric subspecialty medicine are closely associated with our operations in maternal fetal-newborn medicine. Pediatric intensivists, another important subspecialist group, care for critically ill or injured children and adolescents in pediatric intensive care units (called “PICUs”). There are approximately 1,100 board-certified pediatric intensivists in the United States who practice at approximately 300 hospital-based PICUs.

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

Our Business Strategy

Our business objective is to enhance our position as a premier health care services organization that is built primarily around physician services. The key elements of our strategy to achieve our objectives are:

•	Focus on neonatal, maternal fetal, pediatric cardiology and other pediatric subspecialty care. Through our focus on neonatology, we have developed significant administrative expertise relating to neonatal physician services. We have also facilitated the development of a clinical approach to the practice of medicine among our affiliated physicians that includes research, education and quality initiatives intended to advance the practice of neonatology, improve the quality of care provided to acutely ill newborns and contribute to shortening the length of their hospital stays and reducing long-term health system costs. We are in the process of developing similar expertise in maternal fetal medicine and pediatric cardiology and are committed to doing the same with respect to other pediatric subspecialties in which our physicians are engaged.

•	Promote same-unit growth. We seek opportunities for increasing revenues in our hospital and office-based operations. For example, our affiliated hospital-based physicians are well situated to, and, in some cases, provide physician services in other departments, such as newborn nurseries, or in situations where immediate accessibility to specialized obstetric and pediatric care may be critical. In addition, we market our capabilities to obstetricians and family physicians to attract referrals to our hospital-based units. We also market the services of our affiliated physicians to other hospitals to attract neonatology transport admissions.

•	Acquire physician practice groups and expand into additional healthcare services. We continue to seek to expand our operations by acquiring established neonatal, maternal fetal medicine and pediatric cardiology groups and other complementary pediatric subspecialty physician groups, such as pediatric intensivists and pediatric hospitalists. During 2006, we added eight physician groups to our national network through acquisitions consisting of four neonatal groups and four pediatric cardiology practices. We also intend to explore other strategic opportunities that are related to our services and in other health care areas that would allow us to benefit from our business and practice management expertise. For example, we have been exploring opportunities within other hospital-based specialties that have operational characteristics that are similar to neonatology, such as anesthesiology. While as of the filing date of this Form 10-K, we have not yet made any definitive plans to acquire any anesthesiology practices, we believe that there are opportunities to apply our administrative expertise to this practice area. We expect to continue our evaluation of this practice area as a business opportunity during 2007.

•	Expand our newborn screening services. We will continue to seek contracts in the United States with hospitals, third-party payors and, in some cases, state agencies, and internationally with licensees and distributors, to provide screening services to newborns to detect the presence of hearing disorders and metabolic conditions for early treatment or management. We intend to focus on providing quality services and may seek other opportunities to expand our screening capabilities.

•	Strengthen relationships with our partners. By managing many of the operational challenges associated with a subspecialty practice, encouraging clinical research, education and quality initiatives, and promoting timely intervention by qualified pediatric and maternal fetal medicine subspecialists in emergency situations, we believe that our business model is focused on improving the quality of care delivered to acutely ill newborns, ensuring the appropriate length of their hospital stays and reducing long-term health system costs. We believe that referring physicians, hospitals, third-party payors and patients all benefit to the extent that we are successful in implementing our business model. We will continue to seek opportunities to strengthen relationships with our partners.

OUR PHYSICIAN SERVICES

Neonatal Care

We provide neonatal care to babies born prematurely or with complications within specific hospital units, primarily NICUs, through our network of 724 affiliated neonatologists and other related clinical professionals who staff and manage clinical activities at more than 240 NICUs in 32 states and Puerto Rico. We partner with our hospital clients in an effort to enhance the quality of care delivered to premature and sick babies. Some of the nation’s largest and most prestigious hospitals, both not-for-profit and for-profit institutions, retain us to staff and manage their NICUs. Our affiliated neonatologists generally provide 24-hours-a-day, seven-days-a-week coverage, supporting the local referring physician community and being available for consultation in other hospital departments. Our hospital partners benefit from our experience in managing complex critical care units and reducing the costs associated with directly employing physician subspecialists. Our neonatal physicians interact with colleagues across the country through an internal communications system to draw upon their collective expertise in managing challenging patient care issues. Our neonatal physicians also work collaboratively with maternal fetal medicine subspecialists to coordinate care of mothers experiencing complicated pregnancies and their fetuses. We also employ or contract with neonatal nurse practitioners, who work with our affiliated physicians in providing medical care.

Maternal Fetal Care

We provide outpatient and inpatient maternal fetal care to expectant mothers with complicated pregnancies and their fetuses through our network of 80 affiliated maternal fetal medicine subspecialists and other related clinical professionals. Our affiliated neonatologists practice with maternal fetal medicine subspecialists to provide coordinated care for women with complicated pregnancies whose babies are often admitted to the NICU upon delivery. We believe continuity of treatment from mother and developing fetus during the pregnancy to the newborn upon delivery has improved the clinical outcomes of our patients.

Pediatric Cardiology Care

Our pediatric cardiology practice consists of 58 affiliated pediatric cardiologists and other related clinical professionals who provide specialized cardiac care to the fetus, pediatric patients with congenital and acquired heart disorders, as well as adults with congenital heart defects, through scheduled office visits, hospital rounds and immediate consultation in emergency situations.

Other Pediatric Subspecialty Care

Our network includes other pediatric subspecialists such as pediatric intensivists and pediatric hospitalists. In addition, our affiliated physicians also seek to provide support services in other areas of hospitals, particularly in the labor and delivery area, nursery and pediatric department, where immediate accessibility to specialized care may be critical. Our experience and expertise in maternal fetal-neonatal medicine has led to our involvement in these other areas.

•	Pediatric Intensive Care. Our 36 affiliated pediatric intensivists provide clinical care for critically ill or injured children and adolescents. They staff and manage PICUs at 17 hospitals.

•	Pediatric Hospitalists. Our 16 affiliated pediatric hospitalists provide clinical care to acutely ill children at 13 hospitals.

•	Other Newborn and Pediatric Care. Because our affiliated physicians and advanced nurse practitioners generally provide hospital-based coverage, they are situated to provide highly specialized care to address medical needs that may arise during a baby’s hospitalization. For example, as part of our ongoing efforts to support and partner with hospitals and the local referring physician community, our affiliated neonatologists, pediatric hospitalists and advanced nurse practitioners provide in-hospital nursery care to newborns through our newborn nursery program. This program is made available for babies during their hospital stay, which in the case of healthy babies typically comprises two days of evaluation and observation, following which they are referred, and their hospital records are provided, to their pediatricians or family practitioners for follow-up care.

OUR NEWBORN SCREENING SERVICES

We provide screening services to detect the presence of newborn hearing disorders and metabolic conditions for early treatment or management. Since we launched our newborn hearing screening program in 1994, we believe that we have become the largest provider of newborn hearing screening services in the United States. We screened approximately 308,000 babies for potential hearing loss at more than 144 hospitals across the nation in 2006. We also operate a technologically advanced metabolic screening laboratory. This laboratory provides a screening program for newborns that we believe is among the most comprehensive in the world. By analyzing blood samples drawn from newborns during the first few days after birth, we can identify the presence of more than 54 metabolic disorders and other genetic and biochemical conditions. In 2006, we screened approximately 370,000 blood samples for metabolic disorders.

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

We contract or coordinate with hospitals and, in some cases, state agencies to provide newborn screening services. All states mandate the screening of a limited number of metabolic disorders before newborns are discharged from the hospital so that a course of treatment can begin as soon as possible. In addition, hospitals, health care providers and parents may choose to have expanded screening for more than 54 metabolic disorders and other genetic and biochemical conditions. With respect to hearing screens, over 40 states either require newborns to be screened for potential hearing loss before being discharged from the hospital or require that parents be offered the opportunity to submit their newborns to hearing screens.

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

•	Clinical Quality Initiatives. We monitor clinical outcomes in an effort to identify specific factors in treating babies born prematurely or with complications and to discover new methods of patient care that result in better outcomes at a reduced cost over the life of the patient. These efforts have resulted in the publication during 2006 of two research papers in the Journal of Pediatrics: The Use of Ampicillin and Cefotaxime Compared to Ampicillin and Gentamicin is Associated with an Increased Mortality Rate During the First Three Days of Life and Medication Use in the NICU: Data from a Large National Data Set. Our efforts have also resulted in our implementation of four best demonstrated process initiatives since 2000: Improving Weight Gain for Very Low Birth Weight Infants in the First 28 Days; Improving Feeding of Breast Milk at NICU Discharge; Reducing Red Blood Cell Transfusions for 23-29 Week Infants; and Improving Compliance with AAP Recommendation on Use of Hepatitis B Vaccine in Premature Neonates.

More recently, our physicians have been advancing a collaborative approach toward impacting specific conditions around neonatal care. One collaborative, the Comprehensive Oxygen Management for the Prevention of Retinopathy of Prematurity, involves all members of the clinical team, including hospital-employed nursing staff, in a focused effort to reduce the incidence of vision loss among babies. A second collaborative focuses on optimizing antibiotic usage, and reducing levels of risk associated with antibiotic therapies.

•	Clinical Trials. We have managed four neonatal clinical trials to completion. Our clinical study entitled Glutamine Supplementation In Safely Reducing Hospital-Acquired Sepsis in Very Low Birth Weight Infants commenced in April 2000, resulted in a paper published in the Journal of Pediatrics in June 2003. Our clinical study entitled Epidemiology of Respiratory Failure in Near-Term Neonates, which commenced in February 2001, resulted in a paper published in the Journal of Perinatology in April 2005. A study that we commenced in March 2001 with a grant from Forest Laboratories, Comparison of Infasurf (Calfactant) and Survanta (Beractant) in the Prevention and Treatment of Respiratory Distress Syndrome also resulted in a paper published in Pediatrics in August 2005. During 2006, a major multi-center trial that evaluated the use of protein administration and growth in the preterm infant was completed and has been submitted for publication. The trial included: 17 A-Hydroxyprogesterone Caproate for Reduction of Neonatal Mortality Due to Preterm Birth in Twin or Triplet Pregnancies; A Randomized Double-Blinded Study Comparing the Impact of One Versus Two Doses of Antenatal Steroids on Neonatal Outcomes; and A Randomized Controlled Trial Evaluating the Effect of Two Different Doses of Amino Acids on Growth and Serum Amino Acids in Premature Neonates. Several other multi-institutional trials are in the development stages.

In addition, we are currently enrolling neonatal patients in two trials, Demographic, Metabolic, and Genomic Description of Neonates with Severe Hyperbilirubinemia, and Utility of Genetic Testing in Detection of Late- Onset Hearing Loss.

•	Continuing Medical Education. We also make extensive physician continuing medical education (“CME”) and continuing nursing education resources available to our affiliated clinicians in an effort to ensure that they have knowledge of current treatment methodologies. We are accredited as a provider of CME Category I credits for physicians and as a provider of continuing education for nurses. We also maintain “Pediatrix University — A University Without WallsTM,” which is an interactive educational website. In addition, we have a Professional Development Award program that offers stipend and research support for neonatal and maternal fetal fellows-in-training.

We believe that these initiatives have been enhanced by our integrated national presence together with our management information systems, which are an integral component of our clinical research and education activities. See “Our Management Information Systems.”

OUR PRACTICE ADMINISTRATION

We provide multiple administrative services to support the practice of medicine by our affiliated physicians and improve operating efficiencies of our affiliated practice groups.

•	Unit Management. We appoint a senior physician practicing medicine in each NICU, PICU, maternal fetal and pediatric cardiology practice and other subspecialty unit that we manage to act as our medical director for that unit. Each medical director is responsible for the overall management of his or her unit, including staffing and scheduling, quality of care, professional discipline, utilization review, coordinating physician recruitment, and monitoring our financial success within the unit or practice. Medical directors also serve as a liaison with hospital administration and the community. Each medical director reports to one of our regional presidents. All medical directors and regional presidents are board-certified or eligible-to-apply-for-certification physicians in their respective specialties.

•	Staffing and Scheduling. We assist with staffing and scheduling physicians and advanced nurse practitioners within the units that we manage. For example, each unit or practice is staffed by at least one specialist on site or available on call. All of our affiliated physicians are board-certified or eligible-to-apply-for-certification in neonatology, maternal fetal medicine, pediatric cardiology, pediatric critical care or pediatrics, as appropriate. We are responsible for the salaries and benefits paid and provided to our affiliated physicians. In addition, we employ, compensate and manage all non-medical personnel for our affiliated physician groups.

•	Recruiting and Credentialing. We have significant experience in locating, qualifying, recruiting and retaining experienced neonatologists, maternal fetal medicine subspecialists, pediatric cardiologists, pediatricians and pediatric subspecialists. We maintain an extensive nationwide database of maternal fetal, neonatal and other pediatric subspecialty physicians. Our medical directors and regional presidents play a central role in the recruiting and interviewing process before candidates are introduced to hospital administrators and other practice group physicians. We check the credentials, licenses and references of all prospective affiliated physician candidates. In addition to our database of physicians, we recruit nationally through trade advertising, referrals from our affiliated physicians and attendance at conferences.

•	Billing, Collection and Reimbursement. We assume responsibility for contracting, billing, collection and reimbursement for services rendered by our affiliated physicians, but not charges for services provided by hospitals to the same payors. Such charges are separately billed and collected by the hospitals. We provide our affiliated physicians with a training curriculum that emphasizes detailed documentation of and proper coding protocol for all procedures performed and services provided, and we provide comprehensive internal auditing processes, all of which are designed to achieve appropriate coding, billing and collection of revenues for physician services. Our billing and collection operations are conducted from our corporate offices, as well as our regional business offices located across the United States and in Puerto Rico.

•	Risk Management. We maintain a risk management program focused on reducing risk and improving outcomes through evidence-based medicine, including diligent patient evaluation, documentation and access to research, education and best demonstrated processes. We maintain professional liability coverage for our national group of affiliated health care professionals. Through our risk management and medical affairs staff, we conduct risk management programs for loss prevention and early intervention in order to prevent or minimize professional liability claims. In addition, we provide regulatory expertise to assist our affiliated practice groups in complying with increasingly complex laws and regulations.

We also provide management information systems, facilities management, marketing support and other services to our affiliated physicians and affiliated practice groups.

OUR MANAGEMENT INFORMATION SYSTEMS

We maintain several information systems to support our day-to-day operations and ongoing clinical research and business analysis. Since inception, our clinical information systems have accumulated clinical information from approximately 7.6 million daily progress records relating to more than 400,000 discharged patients. These systems are used to report and analyze clinical outcomes and identify prospective clinical trials and quality initiatives. Studies from these databases have resulted in over 30 articles published in peer-reviewed medical journals.

•	BabySteps®. BabySteps is a clinical information management system used by our affiliated neonatal physicians to record clinical progress notes electronically and provides a decision tree to assist them in certain situations with the selection of appropriate billing codes. We developed this software system to replace our existing Research Data System (“RDS”). BabySteps is in the process of being implemented throughout Pediatrix neonatal practices.

•	RDS. First installed in March 1996, RDS is a centralized clinical database which is still being used at various locations within Pediatrix pending the full implementation of BabySteps.

•	Nextgentm. We have licensed the Nextgen Electronic Medical Record (“EMR”) for our office-based maternal fetal and pediatric cardiology physicians to record clinical documentation related to their patients. This system provides benefits to our office-based practices that are similar to what BabySteps and RDS provide to our neonatology practices, including decision trees to assist physicians with the selection of appropriate billing codes, promotion of consistent documentation, and data for research and education. We are currently in the process of implementing EMR in all of our office-based maternal fetal and pediatric cardiology practices.

•	Pediatrix Universitytm. Pediatrix University is an educational website that disseminates clinical research, continuing quality improvement and education materials for which physicians may obtain CME credit. Pediatrix University also functions as a “virtual doctors’ lounge,” enabling physicians around the country to discuss difficult or unusual cases with one another.

Our management information systems are also an integral component of the billing and reimbursement process. We maintain systems that provide for electronic data interchange with payors accepting electronic submission, including electronic claims submission, insurance benefits verification and claims processing and remittance advice, which enable us to track numerous and diverse third-party payor relationships and payment methods. Our information systems have been designed to meet our requirements by providing for scalability and flexibility as payor groups upgrade their payment and reimbursement systems. We continually seek improvements in our systems to provide even greater streamlining of information from the clinical systems through the reimbursement process, thereby expediting the overall process.

We maintain additional information systems designed to improve operating efficiencies of our affiliated practice groups, reduce physicians’ paperwork requirements and facilitate interaction among our affiliated physicians and their colleagues regarding patient care issues. Following the acquisition of a physician practice group, we implement systematic procedures to improve the acquired group’s operating and financial performance. One of our first steps is to convert the newly acquired group to our broad-based management information system. We also maintain a database management system to assist our business development and recruiting departments to identify potential practice group acquisitions and physician candidates.

RELATIONSHIPS WITH OUR PARTNERS

Our business model, which has been influenced by the direct contact and daily interaction that our affiliated physicians have with their patients, emphasizes a patient-focused clinical approach that addresses the needs of our various “partners,” including hospitals, third-party payors, referring physicians, affiliated physicians and, most importantly, our patients. Our relationships with all our partners are important to our continued success.

Hospitals

Our relationships with our hospital partners are critical to our operations. We have been retained by over 289 hospitals to staff and manage clinical activities within specific hospital-based units, primarily NICUs. Our hospital-based focus enhances our relationships with hospitals and creates opportunities for our affiliated physicians to provide patient care in other areas of the hospital, including emergency rooms, nurseries and other departments where access to specialized obstetric and pediatric care may be critical. Because hospitals control access to their NICUs through the awarding of contracts and hospital privileges, we must maintain good relationships with our hospital partners. Our affiliated physicians are important components of obstetric and pediatric services provided by hospitals. Our hospital partners benefit from our expertise in managing critical care units staffed with physician specialists, including managing variable admission rates, operating costs, complex reimbursement systems and other administrative burdens. We also work with our hospital partners to enhance their reputation and market our services to referring physicians, an important source of hospital admissions, within the communities served by those hospitals.

Under our contracts with hospitals, we have the responsibility to manage, in many cases exclusively, the provision of physician services to the NICUs and other hospital-based units. We typically are responsible for billing patients and third-party payors for services rendered by our affiliated physicians separately from other related charges billed by the hospital to the same payors. Some of our hospital contracts require a hospital to pay us administrative fees if the hospital does not generate sufficient patient volume in order to guarantee that we receive a specified minimum revenue level. We also receive fees from hospitals for administrative services performed by our affiliated physicians providing medical director services at the hospital. Administrative fees accounted for approximately 6% of our net patient service revenue during 2006. Our contracts with hospitals also generally require us to indemnify them and their affiliates for losses resulting from the negligence of our affiliated physicians. Our hospital contracts typically have terms of one to three years which can be terminated without cause by either party upon prior written notice, and renew automatically for additional terms of one to three years unless earlier terminated by any party. While we have in most cases been able to renew these arrangements, hospitals may cancel or not renew our arrangements, or reduce or eliminate our administrative fees in the future.

Third-Party Payors

Our relationships with government-sponsored plans (principally Medicaid), managed care organizations and commercial health insurance payors are vital to our business. We seek to maintain professional working relationships with our third-party payors and streamline the administrative process of billing and collection, and assist our patients and their families in understanding their health insurance coverage and any balance due for co-payment, co-insurance deductible or out-of-network benefit limitations. In addition, through our quality initiatives and continuing research and education efforts, we have sought to enhance clinical care provided to patients, which we believe benefits third-party payors by contributing to improved patient outcomes and reduced long-term health system costs.

We receive compensation for professional services provided by our affiliated physicians to patients based upon rates for specific services provided, principally from third-party payors. Our billed charges are substantially the same for all parties in a particular geographic area, regardless of the party responsible for paying the bill for our services. A significant portion of our net patient service revenue is received from government-sponsored plans, principally state Medicaid programs. Medicaid programs can be either standard fee-for-service payment programs or managed care programs in which states have contracted with health insurance companies to run local or state-wide health plans with features similar to Health Maintenance Organizations. Our compensation rates under standard Medicaid programs are established by state governments and are not negotiated. Rates under Medicaid managed care programs are negotiated but are similar to rates established under standard Medicaid programs. Although Medicaid rates vary across the states, these rates are generally much lower in comparison to private sector health plan rates. In order to participate in the Medicaid programs, we and our affiliated practices must comply with stringent and often complex enrollment and reimbursement requirements. Different states also impose differing standards for their Medicaid programs. See “Government Regulation — Government Reimbursement Requirements.”

We also receive compensation pursuant to contracts with commercial payors that offer a wide variety of health insurance products, such as Health Maintenance Organizations, Preferred Provider Organizations and Exclusive Provider Organizations that are subject to various state laws and regulations, as well as self-insured organizations subject to federal ERISA requirements. We seek to secure mutually agreeable contracts with payors that enable our affiliated physicians to be listed as in-network participants within the payors’ provider networks. We generally contract with commercial payors through our affiliated professional contractors, principally on a local basis. Subject to applicable laws and regulations, the terms, conditions and compensation rates of our contracts with commercial third-party payors are negotiated and often vary widely across markets and among payors. In some cases, we contract with organizations that establish and maintain provider networks and then rent or lease such networks to the actual payor. Our contracts with commercial payors typically provide for discounted fee-for-service arrangements and grant each party the right to terminate the contracts without cause upon prior written notice. In addition, these contracts generally give commercial payors the right to audit our billings and related reimbursements to us for professional services provided by our affiliated physicians.

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

Referring Physicians

We consider referring physicians to be our partners, and our affiliated physicians seek to establish and maintain professional relationships with referring physicians in the communities where they practice. Because patient volumes at our NICUs are based in part on referrals from other physicians, particularly obstetricians, it is important that we are responsive to the needs of referring physicians in the communities in which we operate. We believe that our community presence, through our hospital coverage and outpatient clinics, assists referring obstetricians, office-based pediatricians and family physicians with their practices. Our affiliated physicians are able to provide comprehensive maternal fetal newborn and pediatric subspecialty care to patients using the latest advances in methodologies, supporting the local referring physician community with 24-hours-a-day, seven-days-a-week on-site or on-call coverage.

Affiliated Physicians and Practice Groups

One of our most important assets is our relationship with our affiliated physicians. Our affiliated physicians are organized in traditional practice group structures. In accordance with applicable state laws, our affiliated practice groups are responsible for the provision of medical care to patients. Our affiliated practice groups are separate legal entities organized under state law as professional associations, corporations and partnerships, which we sometimes refer to as “our affiliated professional contractors.” Each of our affiliated professional contractors is owned by a licensed physician affiliated with PMG through employment or another contractual relationship. Our national infrastructure enables more effective and efficient sharing of new discoveries and clinical outcomes data, including implementation of best demonstrated processes, and affords access to our sophisticated information systems, and clinical research and education.

Our affiliated professional contractors employ or contract with physicians to provide clinical services in certain states and Puerto Rico. In most of our affiliated practice groups, each physician has entered into an employment agreement with us or one of our affiliated professional contractors providing for a base salary and incentive bonus eligibility and having typically a term of three to five years which usually can be terminated without cause by any party upon prior written notice. We typically are responsible for billing patients and third-party payors for services rendered by our affiliated physicians and, with respect to our hospital based practices, separately from other charges billed by hospitals to the same payors. Each physician must hold a valid license to practice medicine in the state in which he or she provides patient care and must become a member of the medical staff, with appropriate privileges, at each hospital at which he or she practices. Substantially all the physicians employed by us or our affiliated professional contractors have agreed not to compete within a specified geographic area for a certain period after termination of employment. Although we believe that the non-competition covenants of our affiliated physicians are reasonable in scope and duration and therefore enforceable under applicable state laws, we cannot predict whether a court or arbitration panel would enforce these covenants. Our hospital contracts also typically require that we and the physicians performing services maintain minimum levels of professional and general liability insurance. We negotiate those policies and contract and pay the premiums for such insurance on behalf of the physicians.

Each of our affiliated professional contractors has entered into a comprehensive management agreement with PMG that is long-term in nature, and in most cases permanent, subject only to a right of termination by PMG (except in the case of gross negligence, fraud or illegal acts of PMG). Under the terms of these management agreements,

PMG is paid for its services based on the performance of the applicable practice group, and PMG is responsible for the provision of non-medical services and the compensation and benefits of the practices’ non-physician medical personnel. “Government Regulation — Fee Splitting; Corporate Practice of Medicine.”

COMPETITION

Competition in our business is generally based upon a number of factors, including reputation, experience and level of care and our affiliated physicians’ ability to provide cost-effective, quality clinical care. The nature of competition for our hospital-based practices, such as neonatology and pediatric intensive care, differs significantly from competition for our office-based practices. Our hospital-based practices compete nationally with other pediatric health services companies and physician groups for hospital contracts and qualified physicians. In some instances, they also compete on a more local basis for referrals from physicians and transports from surrounding hospitals. Our office-based practices, such as maternal fetal medicine and pediatric cardiology, compete for patients with office-based practices in those subspecialties.

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

The health care industry is highly competitive. Companies in other segments of the industry, some of which have financial and other resources greater than ours, may become competitors in providing neonatal, maternal fetal and other pediatric subspecialty care or newborn screening services.

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

Licensing and Certification

Each state imposes licensing requirements on individual physicians and clinical professionals, and on facilities operated or utilized by health care companies like us. Many states require regulatory approval, including certificates of need, before establishing certain types of health care facilities, offering certain services or expending amounts in excess of statutory thresholds for health care equipment, facilities or programs. We and our affiliated physicians also are required to meet applicable Medicaid provider requirements under state laws and regulations. In addition, our metabolic screening laboratory is required to be certified pursuant to the federal Clinical Laboratory Improvement Amendments.

Fee Splitting; Corporate Practice of Medicine

Many states have laws that prohibit business corporations, such as PMG, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians, or engaging in certain arrangements, such as fee splitting, with physicians. In light of these restrictions, we operate by maintaining long-term management contracts with affiliated professional contractors, which employ or contract with physicians to provide physician services. Under these arrangements, we perform only non-medical administrative services, do not represent that we offer medical services and do not exercise influence or control over the practice of medicine by the physicians employed by our affiliated professional contractors. In states where fee splitting is prohibited, the fees that we receive from our affiliated professional contractors have been established on a basis that we believe complies with the applicable states’ laws. Although the relevant laws in these states have been subjected to limited judicial and regulatory interpretation, we believe that we are in compliance with applicable state laws in relation to the corporate practice of medicine and fee splitting. However, regulatory authorities or other parties, including our affiliated physicians, may assert that, despite these arrangements, we are engaged in the corporate practice of medicine or that our contractual arrangements with our affiliated professional contractors constitute unlawful fee splitting, in which case we could be subject to civil or criminal penalties, our contracts could be found legally invalid and unenforceable (in whole or in part) or we could be required to restructure our contractual arrangements with our affiliated professional contractors.

Fraud and Abuse Provisions

Existing federal laws governing Medicaid and other federal health care programs (the “FHC Programs”), as well as similar state laws, impose a variety of fraud and abuse prohibitions on health care companies like PMG. These laws are interpreted broadly and enforced aggressively by multiple government agencies, including the Office of Inspector General of the Department of Health and Human Services (the “OIG”), the Department of Justice (the “DOJ”) and various state authorities. In addition, in the Deficit Reduction Act of 2005, Congress created a new Medicaid Integrity Program to enhance federal and state efforts to detect Medicaid fraud, waste and abuse and provide financial incentives for states to enact their own false claims acts as an additional enforcement tool against Medicaid fraud and abuse.

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

Violations of these laws are punishable by substantial penalties, including monetary fines, civil penalties, criminal sanctions (in the case of the anti-kickback law), exclusion from participation in government-sponsored health care programs and forfeiture of amounts collected in violation of such laws, any of which could have an adverse effect on our business and results of operations. Many of the states in which we operate also have similar anti-kickback and self-referral laws which are applicable to our government and non-government business and which also authorize substantial penalties for violations.

There are a variety of other types of federal and state fraud and abuse laws, including laws authorizing the imposition of criminal, civil and administrative penalties for filing false or fraudulent claims for reimbursement with government health care programs. These laws include the civil False Claims Act (“FCA”), which prohibits the filing of false claims in FHC Programs, including Medicaid, the TRICARE program for military dependents and retirees, and the Federal Employees Health Benefits Program. Substantial civil fines can be imposed for violating the FCA. Furthermore, proving a violation of the FCA requires only that the government show that the individual or company that filed the false claim acted in “reckless disregard” of the truth or falsity of the claim, notwithstanding that there was no intent to defraud the government program and no actual knowledge that the claim was false (which are required to be shown to uphold a typical criminal conviction). The FCA also includes “whistleblower” provisions that permit private citizens to sue a claimant on behalf of the government and thereby share in any fines imposed under the law. In recent years, many cases have been brought against health care companies by such “whistleblowers,” which have resulted in the imposition of substantial fines on the companies involved. In addition, federal and state agencies that administer health care programs have at their disposal statutes, commonly known as the “civil money penalty laws,” that authorize substantial administrative fines and exclusion from government programs in any case where the individual or company that filed a false claim, or caused a false claim to be filed, knew or should have known that the claim was false or fraudulent. As under the FCA, it often is not necessary for the agency to show that the claimant had actual knowledge that the claim was false or fraudulent in order to impose these penalties. The civil and administrative penalty statutes are being applied in an increasingly broader range of circumstances. For example, government authorities often argue that claiming reimbursement for services that fail to meet applicable quality standards may, under certain circumstances, violate these statutes. Government authorities also often take the position that claims for services that were induced by kickbacks, Stark Law violations or other illicit marketing schemes are fraudulent and, therefore, violate the false claims statutes. If we or our affiliated professional contractors were excluded from any government-sponsored healthcare programs, not only would we be prohibited from submitting claims for reimbursement under such programs, but we also would be unable to contract with other healthcare providers, such as hospitals, to provide services to them.

Although we intend to conduct our business in compliance with all applicable federal and state fraud and abuse laws, many of the laws and regulations applicable to us, including those relating to billing and those relating to financial relationships with physicians and hospitals, are broadly worded and may be interpreted or applied by prosecutorial, regulatory or judicial authorities in ways that we cannot predict. Accordingly, we cannot assure you that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable fraud and abuse laws. Moreover, the standards of business conduct expected of health care companies under these laws and regulations have become more stringent in recent years, even in instances where there has been no change in statutory language. If there is a determination by government authorities that we have not complied with any of these laws and regulations, our business, financial condition and results of operations could be materially adversely affected. In addition, as part of the settlement of our Medicaid and TRICARE investigation, we have entered into a corporate integrity agreement with the OIG (the “Corporate Integrity Agreement”). See “Government Investigations.”

Government Reimbursement Requirements

In order to participate in various state Medicaid programs, we and our affiliated practices must comply with stringent and often complex enrollment and reimbursement requirements. Moreover, different states impose differing standards for their Medicaid programs. While our compliance program requires that we and our affiliated practices adhere to the laws and regulations applicable to the government programs in which we participate, our failure to comply with these laws and regulations could negatively affect our business, financial condition and results of operations. See “Government Regulation — Fraud and Abuse Provisions,” “Government Regulation — Compliance Plan,” “Government Investigations” and “Other Legal Proceedings.”

In addition, Medicaid and other government health care programs (such as the TRICARE program) are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments as well as affect the cost of providing services and the timing of payments to providers. Moreover, because these programs generally provide for reimbursements on a fee-schedule basis rather than on a charge-related basis, we generally cannot increase our revenues by increasing the amount we charge for our services. To the extent our costs increase, we may not be able to recover our increased costs from these programs, and cost containment measures and market changes in non-governmental insurance plans have generally restricted our ability to recover, or shift to non-governmental payors, these increased costs. In attempts to limit federal and state spending, there have been, and we expect that there will continue to be, a number of proposals to limit or reduce Medicaid reimbursement for various services. Our business may be significantly and adversely affected by any such changes in reimbursement policies and other legislative initiatives aimed at reducing health care costs associated with Medicaid and other government healthcare programs.

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

Antitrust

The health care industry is highly regulated for antitrust purposes and we believe that it will continue to be subject to close regulatory scrutiny. In recent years, the Federal Trade Commission (the “FTC”), the DOJ, and state Attorney Generals have increasingly taken steps to review and, in some cases, take enforcement action against, business conduct and acquisitions in the health care industry. Violations of antitrust laws are punishable by substantial penalties, including significant monetary fines, civil penalties, criminal sanctions, consent decrees and injunctions prohibiting certain activities or requiring divestiture or discontinuance of business operations. Any of these penalties could have a material adverse effect on our business, financial condition and results of operations. We were the subject of an investigation by the FTC relating to issues of competition in connection with our 2001 acquisition of Magella Healthcare Corporation (“Magella”) and our business practices generally. We were notified in November 2006, however, that the FTC has closed its investigation with a finding that no further action was warranted. See “Government Investigations.”

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

Compliance Plan

We have adopted a compliance plan that reflects our commitment to complying with laws and regulations applicable to our business and meeting our ethical obligations in conducting our business (the “Compliance Plan”). We believe our Compliance Plan provides a solid framework to meet this commitment and our obligations under the Corporate Integrity Agreement entered into in connection with the settlement of the Medicaid, Tricare and state billing investigation including:

•	a Chief Compliance Officer who reports to the Board of Directors on a regular basis;

•	a Compliance Committee consisting of our senior executives;

•	a formal internal audit function, including a Director of Internal Audit who reports to the Audit Committee on a regular basis;

•	our Code of Conduct, which is applicable to our employees, independent contractors, officers and directors;

•	our Code of Professional Conduct — Finance, which is applicable to our finance personnel, including our chief executive officer, chief financial officer, chief accounting officer and controller;

•	a disclosure program that includes a mechanism to enable individuals to disclose, to the Compliance Officer or any person who is not in the disclosing individual’s chain of command, issues or questions believed by the individual to be a potential violation of criminal, civil, or administrative laws;

•	an organizational structure designed to integrate our compliance objectives into our corporate, regional and practice levels; and

•	education, monitoring and corrective action programs designed to establish methods to promote the understanding of our Compliance Plan and adherence to its requirements.

The foundation of our Compliance Plan is our Code of Conduct, which is intended to be a comprehensive statement of the ethical and legal standards governing the daily activities of our employees, affiliated professionals, independent contractors, officers and directors. All our personnel are required to abide by, and are given a thorough introduction to, our Code of Conduct. In addition, all employees and affiliated professionals are expected to report incidents that they believe in good faith may be in violation of our Code of Conduct. We maintain a toll-free hotline to permit individuals to report compliance concerns on an anonymous basis and obtain answers to questions about our Code of Conduct. Our Compliance Plan, including our Code of Conduct, is administered by our Chief Compliance Officer with oversight by our Chief Executive Officer and Board of Directors. We also have a Code of Professional Conduct — Finance, which is applicable to our finance personnel, including our Chief Executive Officer, Chief Financial Officer (who is also our Chief Accounting Officer), Vice President of Accounting and Finance and Controller. A copy of our Code of Conduct and our Code of Professional Conduct — Finance is available on our website, www.pediatrix.com. Any amendments or waivers to our Code of Professional Conduct — Finance will be promptly disclosed on our website following the date of any such amendment or waiver. See “Government Investigations.”

GOVERNMENT INVESTIGATIONS

As described in the Explanatory Note immediately preceding Part I, Item 1, and in Note 3, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements in this Form 10-K, the Audit Committee of our Board of Directors conducted a comprehensive review of the Company’s historical practices related to the granting of stock options with the assistance of independent legal counsel and forensic accounting experts. We voluntarily contacted the staff of the Securities and Exchange Commission (“SEC”) regarding the Audit Committee’s review and subsequently the SEC notified us that it had commenced a formal investigation into our stock option practices. We have also had discussions with the U.S. Attorney’s office for the Southern District of Florida regarding the Audit Committee’s review. Based on these discussions, we believe that the U.S. Attorney’s office may make a request for various documents and information related to the review and our stock option granting practices. We intend to continue full cooperation with the U.S. Attorney’s office and the SEC. We cannot predict the outcome of these matters.

In November 2006, we were notified that the FTC closed its investigation of our acquisition of Magella and our business practices generally with a finding that no further action is warranted. See “Government Regulation — Antitrust.”

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

As part of the Federal Settlement Agreement, we entered into a five-year Corporate Integrity Agreement with the OIG. The Corporate Integrity Agreement acknowledges the existence of our comprehensive Compliance Plan, which provides for policies and procedures aimed at promoting our adherence with FHC Program requirements and requires us to maintain the Compliance Plan in full operation for the term of the Corporate Integrity Agreement. See “Government Regulation — Compliance Plan.” In addition, the Corporate Integrity Agreement requires, among other things, that we must comply with the following integrity obligations during the term of the Corporate Integrity Agreement:

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

Failure to comply with our duties under the Corporate Integrity Agreement could result in substantial monetary penalties and in the case of a material breach, could even exclude us from participating in FHC Programs. Management believes we were in compliance with the Corporate Integrity Agreement as of December 31, 2006.

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

PROFESSIONAL AND GENERAL LIABILITY COVERAGE

We maintain professional and general liability insurance policies with third-party insurers on a claims-made basis, subject to self-insured retention limits, policy aggregates, exclusions, and other restrictions, in accordance with standard industry practice. We believe that our insurance coverage is appropriate based upon our claims experience and the nature and risks of our business. However, we cannot assure that any pending or future claim will not be successful or if successful will not exceed the limits of available insurance coverage.

Our business entails an inherent risk of claims of medical malpractice against our affiliated physicians and us. We contract and pay premiums for third-party professional liability insurance that indemnifies us and our affiliated health care professionals on a claims-made basis for losses incurred related to medical malpractice litigation. Professional liability coverage is required in order for our affiliated physicians to maintain hospital privileges. Our self-insured retention under our professional liability insurance program is maintained through a wholly owned captive insurance subsidiary. We record estimates in our Consolidated Financial Statements for our liabilities for self-insured retention amounts and claims incurred but not reported based on an actuarial valuation using historical loss patterns. Liabilities for claims incurred but not reported are not discounted. Because many factors can affect historical and future loss patterns, the determination of an appropriate reserve involves complex, subjective judgment, and actual results may vary significantly from estimates. If the self-insured retention amounts and other amounts that we are actually required to pay materially exceed the estimates that have been reserved, our financial condition and results of operations could be materially adversely affected.

EMPLOYEES AND PROFESSIONALS UNDER CONTRACT

In addition to the approximately 914 practicing physicians affiliated with us as of December 31, 2006, Pediatrix employed or contracted with approximately 1,119 other clinical professionals and 1,345 other full-time and part-time employees. None of our employees is a member of a labor union or subject to a collective bargaining agreement.

GEOGRAPHIC COVERAGE

We provide services in 32 states, including Alaska, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Indiana, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and West Virginia, and Puerto Rico. During 2006, approximately 55% of our net patient service revenue was generated by operations in our five largest states. Our operations in Texas accounted for approximately 27% of our net patient service revenue for the same period. Although we continue to seek to diversify the geographic scope of our operations, primarily through acquisitions of physician group practices, we may not be able to implement successfully or realize the expected benefits of any of these initiatives. Adverse changes or conditions affecting states in which our operations are concentrated, such as health care reforms, changes in laws and regulations, reduced Medicaid reimbursements or government investigations, may have a material adverse effect on our business, financial condition and results of operations.

SERVICE MARKS

We have registered the service marks “Pediatrix Medical Group,” “Obstetrix Medical Group,” “Pediatrix University” and the baby design logo, among others, with the United States Patent and Trademark Office. In addition, we have pending applications to register the trademarks and service marks for “Pediatrix Screening” and “Pediatrix University — A University Without Walls.”

AVAILABLE INFORMATION

Our annual proxy statements, reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those statements and reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge and may be printed out through our Internet website, www.pediatrix.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our proxy statements and reports may also be obtained directly from the SEC’s Internet website at www.sec.gov or from the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling 1-800-SEC-0330. Our Internet website and the information contained therein or connected thereto are not incorporated into or deemed a part of this Form 10-K.

As described in the Explanatory Note immediately preceding Part I, Item 1, and in Note 3, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements in this Form 10-K, we are restating certain previously filed financial statements and financial information and, accordingly, previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q (other than for the quarters ended June 30, 2006 and September 30, 2006) should not be relied upon.

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

As described in the Explanatory Note immediately preceding Part I, Item 1, and in Note 3, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements in this Form 10-K, the Audit Committee of our Board of Directors conducted a comprehensive review of the Company’s historical practices related to the granting of stock options with the assistance of independent legal counsel and forensic accounting experts. Based on the evidence reviewed, the Audit Committee concluded that (i) in certain instances, available documentation was insufficient to support or inconsistent with the measurement date or exercise price which was originally assigned to the relevant stock option grant, (ii) certain stock option grants which required variable accounting were inappropriately accounted for as fixed awards, and (iii) modifications to certain stock option grants were not accounted for properly. Accordingly, we have recorded additional non-cash stock-based compensation expense and related tax effects with regard to certain past stock option grants, and have restated certain previously filed financial statements included in this Form 10-K.

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

Our past stock option granting practices and the restatement of prior financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. We voluntarily contacted the SEC regarding the Audit Committee’s review and subsequently the SEC notified us that it had commenced a formal investigation into our stock option practices. We have also had discussions with the U.S. Attorney’s office for the Southern District of Florida regarding the Audit Committee’s review. Based on these discussions, we believe that the U.S. Attorney’s office may make a request for various documents and information related to the review and our stock option granting practices. We intend to continue full cooperation with the U.S. Attorney’s office and the SEC. See “Business — Government Investigations.” In addition, we have received three letters from shareholders demanding that our Board of Directors initiate legal proceedings against certain current and former officers and directors for, among other things, breaches of fiduciary duty in connection with our historical stock option granting practices. Accordingly, there is risk that derivative actions could be filed against certain current or former officers and directors based on allegations relating to our historical stock option granting practices.

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

As a result of our delayed filing of our Quarterly Report on Form 10-Q for the quarters ended June 30, 2006, September 30, 2006 and March 31, 2007 and this Form 10-K, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until we have timely filed all periodic reports under the Securities Exchange Act of 1934, as amended, for a period of twelve months and any portion of a month from the due date of the last untimely report. We may use Form S-1 to raise capital or complete acquisitions using our securities, but doing so could increase transaction costs and adversely affect our ability to raise capital or complete such acquisitions in a timely manner.

In March 2007, we received a New York Stock Exchange (“NYSE”) letter stating that, as a result of the delayed filing of the Company’s Form 10-K for the year ended December 31, 2006, we were not in compliance with the filing requirements for continued listing as set forth in the New York Stock Exchange listed company manual and was therefore subject to delisting from the NYSE. With the filing of this Form 10-K, we believe that we have remedied our non-compliance with the NYSE continued listing requirements. If, however, the SEC disagrees with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option grants, there could be further delays in filing subsequent SEC reports that might result in delisting of our common stock from the NYSE.

Government authorities or other parties may assert that our business practices violate antitrust laws.

The health care industry is highly regulated for antitrust purposes and we believe that it will continue to be subject to close regulatory scrutiny. In recent years, the FTC, the DOJ and state Attorney Generals have taken increasing steps to review and, in some cases, take enforcement action against business conduct and acquisitions in the health care industry. Violations of antitrust laws are punishable by substantial penalties, including significant monetary fines, civil penalties, criminal sanctions, and consent decrees and injunctions prohibiting certain activities or requiring divestiture or discontinuance of business operations. Any of these penalties could have a material adverse effect on our business, financial condition and results of operations. We were the subject of an investigation by the FTC relating to issues of competition in connection with our 2001 acquisition of Magella and our business practices generally. We were notified in November 2006, however, that the FTC has closed its investigation with a finding that no further action was warranted. See Item 1. Business — “Government Investigations.”

We may become subject to billing investigations by federal and state government authorities.

State and federal statutes impose substantial penalties, including civil and criminal fines, exclusion from participation in government health care programs and imprisonment, on entities or individuals (including any individual corporate officers or physicians deemed responsible) that fraudulently or wrongfully bill governmental or other third-party payors for health care services. In addition, federal laws allow a private person to bring a civil action in the name of the United States government for false billing violations. See Item 1. Business — “Government Regulation — Fraud and Abuse Provisions.” In September 2006, we entered into a settlement agreement with the DOJ that sets forth the terms of a financial settlement related to an investigation by federal and state authorities into our coding and billing practices for the period of time from 1996 through 1999 for neonatal critical care and intensive care services reimbursed by the Medicaid program nationwide, the Federal Employees Health Benefit program and the TRICARE program. As part of the financial settlement with the Department of Justice, we entered into a Corporate Integrity Agreement with the Office of Inspector General of the Department of Health and Human Services for a term of five years. The Corporate Integrity Agreement imposes yearly compliance and audit obligations upon us. We believe that additional audits, inquiries and investigations from government agencies will continue to occur from time to time in the ordinary course of our business, which could result in substantial defense costs to us and a diversion of management’s time and attention. We cannot predict whether any future audits, inquiries or investigations, or the public disclosure of such matters, would have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock. See Item 1. Business — “Government Investigations.”

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

The health care industry and physicians’ medical practices, including the health care and other services that we and our affiliated physicians provide, are subject to extensive and complex federal, state and local laws and regulations, compliance with which imposes substantial costs on us. Of particular importance are:

•	federal laws (including the federal False Claims Act) that prohibit entities and individuals from knowingly or recklessly making claims to Medicaid, Medicare and other government programs, as well as third-party payors, that contain false or fraudulent information;

•	a provision of the Social Security Act, commonly referred to as the “anti-kickback” law, that prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration, in cash or in kind, in return for the referral or recommendation of patients for items and services covered, in whole or in part, by federal healthcare programs, such as Medicaid and Medicare;

•	a provision of the Social Security Act, commonly referred to as the Stark Law, that, subject to limited exceptions, prohibits physicians from referring Medicaid or Medicare patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including a compensation arrangement) with the entity;

•	a provision of the Social Security Act that imposes criminal penalties on healthcare providers who fail to disclose or refund known overpayments;

•	similar state law provisions pertaining to anti-kickback, fee splitting, self-referral and false claims issues, which typically are not limited to relationships involving federal payors;

•	provisions of, and regulations relating to, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) that prohibit knowingly and willfully executing a scheme or artifice to defraud a healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	provisions of HIPAA limiting how healthcare providers may use and disclose individually identifiable health information and imposing certain security requirements in connection with that information and related systems, as well as similar state laws;

•	state laws that prohibit general business corporations from practicing medicine, controlling physicians’ medical decisions or engaging in certain practices, such as splitting fees with physicians;

•	federal and state laws that prohibit providers from billing and receiving payment from Medicaid or Medicare for services unless the services are medically necessary, adequately and accurately documented and billed using codes that accurately reflect the type and level of services rendered;

•	federal and state laws pertaining to the provision of services by non-physician practitioners, such as advanced nurse practitioners, physician assistants and other clinical professionals, physician supervision of such services and reimbursement requirements that may be dependent on the manner in which the services are provided and documented; and

•	federal laws that impose civil administrative sanctions for, among other violations, inappropriate billing of services to federally funded healthcare programs, inappropriately reducing hospital care lengths of stay for such patients, or employing individuals who are excluded from participation in federally funded healthcare programs.

In addition, we believe that our business will continue to be subject to increasing regulation, the scope and effect of which we cannot predict. See Item 1. Business — “Government Regulation.”

We are currently and may in the future become the subject of regulatory or other investigations or proceedings, and our interpretations of applicable laws, rules and regulations may be challenged. For example, regulatory authorities or other parties may assert that our arrangements with our affiliated professional contractors constitute fee splitting or the corporate practice of medicine and seek to invalidate these arrangements, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock. See Item 1. Business — “Government Regulation — Fee Splitting; Corporate Practice of Medicine.” Regulatory authorities or other parties also could assert that our relationships, including fee arrangements, among our affiliated professional contractors, hospital clients or referring physicians violate the anti-kickback, fee splitting or self-referral laws and regulations. See Item 1. Business — “Government Regulation — Fraud and Abuse Provisions” and “ — Government Reimbursement Requirements.” Such investigations, proceedings and challenges could result in substantial defense costs to us and a diversion of management’s time and attention. In addition, violations of these laws are punishable by monetary fines, civil and criminal penalties, exclusion from participation in government-sponsored health care programs, and forfeiture of amounts collected in violation of such laws and regulations, any of which could have a material adverse effect on our business, financial condition, cash flows, results of operations and the trading price of our common stock.

We are subject to changes in private employer healthcare insurance and government-sponsored programs.

We believe that, over the past several years, there has been a general decline in the number of private employers that offer healthcare insurance coverage to their employees, and for those employers that do offer healthcare insurance coverage, there has been an increase in the required contributions from employees to pay for coverage for them and their families. These trends could continue or accelerate and, as a consequence, the number of patients who are uninsured or participate in government-sponsored programs may increase. Payments received from government-sponsored programs are substantially less than payments received from managed care and other third-party payors. A payor mix shift from managed care and other third-party payors to government payors may result in an increase in our estimated provision for contractual adjustments and uncollectibles and a corresponding decrease in our net patient service revenue. Further increases in the government component of our payor mix at the expense of other third-party payors could result in a significant reduction in our average reimbursement rates. Moreover, changes in eligibility requirements for government-sponsored programs could increase the number of patients who participate in such programs or the number of uninsured patients. In addition, private employers who offer healthcare insurance could change employee coverage by increasing patient responsibility amounts. These factors and events could have a material adverse effect on our business, results of operations, financial condition, cash flows and the trading price of our common stock.

Government programs or private insurers may limit, reduce or make retroactive adjustments to reimbursement amounts or rates.

A significant portion of our net patient revenue is derived from payments made by government-sponsored health care programs, principally Medicaid. These government programs, as well as private insurers, have taken and may continue to take steps, including a movement toward managed care, to control the cost, eligibility for, use and delivery of health care services as a result of budgetary constraints, cost containment pressures and other reasons, including those described above under Item 1. Business — “Government Regulation — Government Reimbursement Requirements.” These government programs and private insurers may attempt other measures to control costs including bundling of services and denial of or reduction in reimbursement for certain services and treatments. As a result, payments from government programs or private payors may decrease significantly. Also, any adjustment in Medicare reimbursement rates may have a detrimental impact on our reimbursement rates as Medicaid and many third-party payors base their reimbursement rates on a percentage of Medicare reimbursement rates. Our business may be materially affected by limitations of or reductions in reimbursement amounts or rates or elimination of coverage for certain individuals or treatments. Moreover, because government programs generally provide for reimbursements on a fee-schedule basis rather than on a charge-related basis, we generally cannot increase our revenues from these programs by increasing the amount we charge for our services. To the extent our costs increase, we may not be able to recover our increased costs from these programs, and cost containment measures and market changes in non-governmental insurance plans have generally restricted our ability to recover, or shift to non-governmental payors, these increased costs. In addition, funds we receive from third-party payors are subject to audit with respect to the proper billing for physician and ancillary services and, accordingly, our revenue from these programs may be adjusted retroactively. Any retroactive adjustments to our reimbursement amounts could have a material effect on our financial condition, results of operations, cash flows and the trading price of our common stock.

Our affiliated physicians may not appropriately record or document services they provide.

Our affiliated physicians are responsible for assigning reimbursement codes and maintaining sufficient supporting documentation for the services they provide. We use this information to seek reimbursement for their services from third-party payors. If these physicians do not appropriately code or document their services, our business, financial condition, results of operations and cash flows could be adversely affected.

We may not find suitable acquisition candidates or successfully integrate our acquisitions. Our acquisitions may affect our payor mix.

We have expanded and intend to continue to seek to expand our presence in new and existing metropolitan areas for us by acquiring established neonatal, maternal fetal and pediatric cardiology physician practice groups and other complementary pediatric subspecialty physician groups. We intend to explore other strategic opportunities in areas that are related to our services and in other health care areas that would allow us to benefit from our business and practice management expertise. For example, we have been exploring opportunities within other hospital-based specialties that have operational characteristics that are similar to neonatology, such as anesthesiology. Our acquisition strategy involves numerous risks and uncertainties, including:

•	We may not be able to identify suitable acquisition candidates or strategic opportunities or implement successfully or realize the expected benefits of any suitable opportunities. In addition, we compete for acquisitions with other potential acquirers, some of which may have greater financial or operational resources than we do. This competition may intensify due to the ongoing consolidation in the health care industry, which may increase our acquisition costs.

•	We may not be able to successfully integrate completed acquisitions, including our recent acquisitions. Integrating completed acquisitions into our existing operations involves numerous short-term and long-term risks, including diversion of our management’s attention, failure to retain key personnel, long-term value of acquired intangible assets and acquisition expenses. In addition, we may be required to comply with laws and regulations that may differ from those of the states in which our operations are currently conducted.

•	We cannot be certain that any acquired business will continue to maintain its pre-acquisition revenues and growth rates or be financially successful. In addition, we cannot be certain of the extent of any unknown or contingent liabilities of any acquired business, including liabilities for failure to comply with applicable laws, including laws relating to medical malpractice. We may incur material liabilities for past activities of acquired businesses.

•	We could incur or assume indebtedness and issue equity in connection with acquisitions. The issuance of shares of our common stock for an acquisition may result in dilution to our existing shareholders and, depending on the number of shares that we issue, the resale of such shares could affect the trading price of our common stock.

•	We may acquire businesses that derive a greater portion of their revenue from government-sponsored programs than what we recognize on a consolidated basis. These acquisitions could affect our overall payor mix in future periods.

•	Acquisitions of practices outside of our current areas could entail financial and operating risks not fully anticipated. Such acquisitions could divert management’s attention and our resources.

Federal and state laws that protect the privacy and security of patient health information may increase our costs and limit our ability to collect and use that information.

Numerous federal and state laws and regulations govern the collection, dissemination, use, security and confidentiality of patient-identifiable health information, including HIPAA. As part of our medical record keeping, third-party billing, research and other services, we collect and maintain patient health information in paper and electronic format. New patient health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we handle health care-related data and communicate with payors, and compliance with these standards could impose significant costs on us or limit our ability to offer services, thereby negatively impacting the business opportunities available to us. If we do not comply with existing or new laws and regulations related to patient health information we could be subject to monetary fines, civil penalties or criminal sanctions.

Our employees may not appropriately secure and protect confidential information in their possession.

Each Pediatrix employee is responsible for the security of the information in our systems and to ensure that private and financial information is kept confidential. Should an employee not follow appropriate security measures it may result in the release of private or confidential financial information. The release of such information could have a material adverse effect on our business, financial condition, results of operations and cash flows.

There may be federal and state health care reform, or changes in the interpretation of government-sponsored health care programs.

Federal and state governments continue to focus significant attention on health care reform. In recent years, many legislative proposals have been introduced or proposed in Congress and some state legislatures that would effect major changes in the health care system. Among the proposals which are being or have been considered are cost controls on hospital physicians and other providers, healthcare insurance reforms, Medicaid reforms, mandated coverage for children, taxes on physician revenue, and the creation of a single government health plan that would cover all citizens. We cannot predict which, if any, proposal that has been or will be considered will be adopted or what effect any future legislation will have on us. Changes in healthcare laws or regulations could reduce our revenue, impose additional costs on us or affect our opportunities for continued growth.

We may not be able to successfully recruit and retain qualified physicians to serve as affiliated physicians or independent contractors.

We are dependent upon our ability to recruit and retain a sufficient number of qualified physicians to service existing units at hospitals and our affiliated practices and expand our business. We compete with many types of health care providers, including teaching, research and government institutions and other practice groups, for the services of qualified physicians. We may not be able to continue to recruit new physicians or renew contracts with existing physicians on acceptable terms. If we do not do so, our ability to service existing or new hospital units and staff existing or new office-based practices could be adversely affected.

A significant number of our affiliated physicians could leave our affiliated practices or our affiliated professional contractors may be unable to enforce the non-competition covenants of departed physicians.

Our affiliated professional contractors usually enter into employment agreements with our affiliated physicians which typically can be terminated without cause by any party upon prior written notice. In addition, substantially all of our affiliated physicians have agreed not to compete within a specified geographic area for a certain period after termination of employment. The law governing non-compete agreements and other forms of restrictive covenants varies from state to state. Although we believe that the non-competition and other restrictive covenants applicable to our affiliated physicians are reasonable in scope and duration and therefore enforceable under applicable state law, courts and arbitrators in some states are reluctant to strictly enforce non-compete agreements and restrictive covenants against physicians. If a substantial number of our affiliated physicians leave our affiliated practices or our affiliated professional contractors are unable to enforce the non-competition covenants in the employment agreements, our business, financial condition, results of operations and cash flows could be materially adversely affected. We cannot predict whether a court or arbitration panel would enforce these covenants.

We may be subject to medical malpractice and other lawsuits not covered by insurance.

Our business entails an inherent risk of claims of medical malpractice against our affiliated physicians and us. We may also be subject to other lawsuits which may involve large claims and significant defense costs. Although we currently maintain liability insurance coverage intended to cover professional liability and other claims, there can be no assurance that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us where the outcomes of such claims are unfavorable to us. With respect to professional liability insurance, we self-insure our liabilities to pay retention amounts through a wholly owned captive insurance subsidiary. Liabilities in excess of our insurance coverage, including coverage for professional liability and other claims, could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock. See Item 1. Business — “Other Legal Proceedings” and “Professional and General Liability Coverage.”

The reserves that we have established in respect of our professional liability losses are subject to inherent uncertainties and if a deficiency is determined this may lead to a reduction in our net earnings.

We have established reserves for losses and related expenses, which represent estimates involving actuarial projections, at a given point in time, of our expectations of the ultimate resolution and administration of costs of losses incurred with respect to professional liability risks for the amount of risk retained by us. Insurance reserves are inherently subject to uncertainty. Our reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions calculated by an independent actuary firm. The independent actuary firm performs studies on projected ultimate losses at least annually. We use the actuarial estimates to establish reserves. Our reserves could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating reserves, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. Actual losses and related expenses may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. If our estimated reserves are determined to be inadequate, we will be required to increase reserves at the time the deficiency is determined.

We may write-off intangible assets, such as goodwill.

Our intangible assets, which consist primarily of goodwill related to our acquisitions, are subject to annual impairment testing. Under current accounting standards, goodwill is tested for impairment on an annual basis and we may be subject to impairment losses as circumstances change after an acquisition. If we record an impairment loss related to our goodwill, it could have a material adverse effect on our results of operations for the year in which the impairment is recorded.

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

We have historically experienced and expect to continue to experience quarterly fluctuations in net patient service revenue and net income. For example, we typically experience negative cash flow from operations in the first quarter of each year, principally as a result of bonus payments to affiliated physicians. In addition, a significant number of our employees and associated professional contractors (primarily affiliated physicians) exceed the level of taxable wages for social security during the first and second quarters. As a result, we incur a significantly higher payroll tax burden and our net income is lower during those quarters. Moreover, a lower number of calendar days are present in the first and second quarters of the year as compared to the remainder of the year. Because we provide services in the NICU on a 24- hour-a-day basis, 365 days a year, any reduction in service days will have a corresponding reduction in net patient service revenue. We also have significant fixed operating costs, including costs for our affiliated physicians, and as a result, are highly dependent on patient volume and capacity utilization of our affiliated physicians to sustain profitability. Quarterly results may also be impacted by the timing of acquisitions and any fluctuation in patient volume. As a result, our results of operations for any quarter are not indicative of results of operations for any future period or full fiscal year.

The value of our common stock may fluctuate.

There has been significant volatility in the market price of securities of health care companies generally that we believe in many cases has been unrelated to operating performance. In addition, we believe that certain factors, such as legislative and regulatory developments, including announced regulatory investigations, quarterly fluctuations in our actual or anticipated results of operations, lower revenues or earnings than those anticipated by securities analysts, and general economic and financial market conditions, could cause the price of our common stock to fluctuate substantially.

We may not be able to collect reimbursements for our services from third-party payors in a timely manner.

A significant portion of our net patient service revenue is derived from reimbursements from various third-party payors, including government-sponsored health care plans, private insurance plans and managed care plans, for services provided by our affiliated professional contractors. We are responsible for submitting reimbursement requests to these payors and collecting the reimbursements, and we assume the financial risks relating to uncollectible and delayed reimbursements. In the current health care environment, payors continue their efforts to control expenditures for health care, including revisions to coverage and reimbursement policies. Due to the nature of our business and our participation in government and private reimbursement programs, we are involved from time to time in inquiries, reviews, audits and investigations by governmental agencies and private payors of our business practices, including assessments of our compliance with coding, billing and documentation requirements. We may be required to repay these agencies or private payors if a finding is made that we were incorrectly reimbursed, or we may be subjected to pre-payment reviews, which can be time-consuming and result in non-

payment or delayed payment for the services we provide. We may also experience difficulties in collecting reimbursements because third-party payors may seek to reduce or delay reimbursements to which we are entitled for services that our affiliated physicians have provided. If we are not reimbursed fully and in a timely manner for such services or there is a finding that we were incorrectly reimbursed, our revenues, cash flows and financial condition could be materially adversely affected.

Hospitals may terminate their agreements with us, our physicians may lose the ability to provide services in hospitals or administrative fees paid to us by hospitals may be reduced.

Our net patient service revenue is derived primarily from fee-for-service billings for patient care provided within hospital units by our affiliated physicians and from administrative fees paid to us by hospitals. See Item 1. Business — “Relationships with Our Partners — Hospitals.” Our hospital partners may cancel or not renew their contracts with us or they may reduce or eliminate our administrative fees in the future. To the extent that our arrangements with our hospital partners are canceled, or are not renewed or replaced with other arrangements having at least as favorable terms, our business, financial condition and results of operations could be adversely affected. In addition, to the extent our affiliated physicians lose their privileges in hospitals or hospitals enter into arrangements with other physicians, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Hospitals could limit our ability to use our management information systems in our units by requiring us to use their own management information systems.

Our management information systems, including BabySteps® and RDS, are used to support our day-to-day operations and ongoing clinical research and business analysis. If a hospital prohibits us from using our own management information systems, it may interrupt the efficient operation of our information systems which, in turn, may limit our ability to operate important aspects of our business, including billing and reimbursement as well as research and education initiatives. This inability to use our management information systems at hospital locations may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our industry is already competitive and could become more competitive.

The health care industry is highly competitive and subject to continual changes in the methods by which services are provided and the manner in which health care providers are selected and compensated. Because our operations consist primarily of physician services provided within hospital-based units, primarily NICUs, we compete with other health care services companies and physician groups for contracts with hospitals to provide our services to patients. We also face competition from hospitals themselves to provide our services. Companies in other health care industry segments, some of which have greater financial and other resources than ours, may become competitors in providing neonatal, maternal fetal and pediatric subspecialty care. We may not be able to continue to compete effectively in this industry, additional competitors may enter metropolitan areas where we operate, and this increased competition may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Unfavorable changes or conditions could occur in the states where our operations are concentrated.

A majority of our net patient service revenue in 2006 was generated by our operations in five states. In particular, Texas accounted for approximately 27% of our net patient service revenue in 2006. See Item 1. Business — “Geographic Coverage.” Adverse changes or conditions affecting these particular states, such as health care reforms, changes in laws and regulations, reduced Medicaid reimbursements and government investigations, may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We have adopted a preferred share purchase rights plan, under which each outstanding share of our common stock includes a preferred stock purchase right entitling the registered holder, subject to the terms of our rights agreement, to purchase from us a one two-thousandth of a share of our series A junior participating preferred stock at an initial exercise price of $75. If a person or group of persons acquires, or announces a tender offer or exchange offer which if consummated would result in the acquisition or beneficial ownership of 15% or more of the outstanding shares of our common stock, each right will entitle its holder (other than the person or persons acquiring 15% or more of our common stock) to purchase $150 worth of our common stock for $75. Some provisions contained in our rights agreement may have the effect of discouraging a third-party from making an acquisition proposal for Pediatrix and may thereby inhibit a change in control. For example, such provisions may deter tender offers for our shares, which offers may be attractive to shareholders, or deter purchases of large blocks of common stock, thereby limiting the opportunity for shareholders to receive a premium for their shares over the then-prevailing market prices.

Provisions of our articles and bylaws could deter takeover attempts.

Our Amended and Restated Articles of Incorporation authorize our board of directors to issue up to 1,000,000 shares of undesignated preferred stock and to determine the powers, preferences and rights of these shares without shareholder approval. This preferred stock could be issued with voting, liquidation, dividend and other rights superior to those of the holders of common stock. The issuance of preferred stock under some circumstances could have the effect of delaying, deferring or preventing a change in control. In addition, provisions in our amended and restated bylaws, including those relating to calling shareholder meetings, taking action by written consent and other matters, could render it more difficult or discourage an attempt to obtain control of Pediatrix through a proxy contest or consent solicitation. These provisions could limit the price that some investors might be willing to pay in the future for our shares of common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate office building, which we own, is located in Sunrise, Florida and contains approximately 80,000 square feet of office space. During 2006, we leased space in other facilities in various states for our business and medical offices, storage space and temporary housing of medical staff having an aggregate annual rent of approximately $10,360,000. See Note 11 in Notes to Consolidated Financial Statements in this Form 10-K, which is incorporated herein by reference. We believe that our facilities and equipment are in good condition in all material respects and sufficient for our present needs.

ITEM 3.	LEGAL PROCEEDINGS

The information required by this Item is included in and incorporated herein by reference to Item 1. Business of this Form 10-K under “Government Investigations” and “Other Legal Proceedings.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the three months ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “PDX.” The high and low sales price for a share of our common stock for each quarter during our last two fiscal years is set forth below, as reported in the NYSE consolidated transaction reporting system:

	High	Low

2006
First Quarter	$51.39	$41.10
Second Quarter	52.45	42.40
Third Quarter	48.57	37.60
Fourth Quarter	50.59	43.85

2005
First Quarter	$34.77	$30.70
Second Quarter	38.19	32.25
Third Quarter	40.08	36.20
Fourth Quarter	45.69	36.17

As of July 20, 2007, we had approximately 190 holders of record of our common stock, and the closing sales price on that date for our common stock was $57.44 per share. We believe that the number of beneficial owners of our common stock is substantially greater than the number of record holders because a significant number of shares of our common stock is held through brokerage firms in “street name.”

Dividend Policy

We did not declare or pay any cash dividends on our common stock in 2006 or 2005, nor do we currently intend to declare or pay any cash dividends in the future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, results of operations, capital requirements, our general financial condition, general business conditions and contractual restrictions on payment of dividends, if any, as well as such other factors as our Board of Directors may deem relevant. Our revolving line of credit restricts our ability to declare and pay cash dividends. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Liquidity and Capital Resources.”

Performance Graph

The following graph compares the cumulative total shareholder return on $100 invested on December 31, 2001 in Pediatrix’s common stock against the cumulative total return of the S&P 500 Index, S&P 600 Health Care Index, and the NYSE Composite Index. The returns are calculated assuming reinvestment of dividends. The graph covers the period from December 31, 2001 through December 31, 2006. The stock price performance included in the graph is not necessarily indicative of future stock price performance.

	Base Period	Years Ending
Company/Index	2001	2002	2003	2004	2005	2006

Pediatrix Medical Group	$100.00	$118.10	$162.41	$188.83	$261.11	$288.33
S&P 500 Index	$100.00	$77.90	$100.25	$111.15	$116.61	$135.03
S&P 600 Health Care	$100.00	$81.56	$107.28	$131.57	$146.25	$159.02
NYSE Composite Index	$100.00	$80.17	$103.65	$116.25	$124.33	$146.54

Issuer Purchases of Equity Securities

During the three months ended December 31, 2006, we did not repurchase any shares of our securities.

Equity Compensation Plans

Information regarding equity compensation plans is set forth in Item 12 of this Form 10-K and is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following table includes selected consolidated financial data set forth as of and for each of the five years in the period ended December 31, 2006. The balance sheet data at December 31, 2006 and the income statement data for the year ended December 31, 2006 have been derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The balance sheet date at December 31, 2005 and the income statement data for the years ended December 31, 2005 and 2004 have been restated to reflect the impact of the stock-based compensation adjustments and have been derived from the restated audited financial statements included in this Form 10-K. The balance sheet data at December 31, 2004, 2003 and 2002 and the income statement data for the years ended December 31, 2003 and 2002 have been restated to reflect the impact of the stock-based compensation adjustments. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and the related notes included in Items 7 and 8, respectively of this Form 10-K (in thousands, except per share and other operating data).

	Years Ended December 31,
	2006	2005	2004	2003	2002
		As Restated(1)	As Restated(1)	As Restated(1)	As Restated(1)

Consolidated Income Statement Data:
Net patient service revenue(2)	$818,554	$693,700	$619,629	$551,197	$465,481

Operating expenses:
Practice salaries and benefits	468,498	393,719	351,334	311,580	263,898
Practice supplies and other operating expenses(3)	33,055	27,678	24,254	18,588	15,791
General and administrative expenses(3)(4)	109,057	116,375	81,441	77,529	69,268
Depreciation and amortization	9,470	9,915	9,353	8,405	6,135

Total operating expenses	620,080	547,687	466,382	416,102	355,092

Income from operations	198,474	146,013	153,247	135,095	110,389
Investment income	3,836	1,177	893	482	818
Interest expense	(1,032)	(2,262)	(1,295)	(1,372)	(1,156)

Income before income taxes	201,278	144,928	152,845	134,205	110,051
Income tax provision	76,813	57,419	56,650	50,981	42,551

Net income	$124,465	$87,509	$96,195	$83,224	$67,500

Per Share Data:
Net income per common share:
Basic	$2.60	$1.88	$2.02	$1.75	$1.32

Diluted	$2.52	$1.82	$1.93	$1.69	$1.26

Weighted average shares used in computing net income per common share:
Basic	47,924	46,484	47,662	47,484	51,244

Diluted	49,387	48,040	49,735	49,344	53,540

	Years Ended December 31,
	2006	2005	2004	2003	2002
		As Restated(1)	As Restated(1)	As Restated(1)	As Restated(1)

Other Operating Data:
Number of physicians at end of year	914	834	776	690	622
Number of births	674,336	629,948	567,794	522,612	501,832
NICU admissions	80,151	72,876	63,115	57,239	55,121
NICU patient days	1,472,428	1,347,064	1,195,936	1,087,753	983,733
Consolidated Balance Sheet Data:
Cash and cash equivalents	$69,595	$11,192	$7,011	$27,896	$73,195
Working capital (deficit)	80,284	(13,034)	13,561	20,798	76,307
Total assets	1,135,170	900,403	788,889	717,594	648,679
Total liabilities	269,369	218,269	223,985	147,791	102,666
Borrowings under line of credit	—	—	54,000	—	—
Long-term debt and capital lease obligations, including current maturities	860	1,504	1,312	1,864	2,489
Shareholders’ equity	865,801	682,134	564,904	569,803	546,013

(1)	The periods presented include the impact of additional stock-based compensation and related tax effects made to our previously filed Consolidated Financial Statements. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 3, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements.

(2)	The Company adds new physician practices each year as a result of acquisitions. In addition, the Company acquired an independent laboratory specializing in newborn metabolic screening in May 2003. The increase in net patient service revenue related to acquisitions was approximately $45.8 million, $41.1 million, $37.6 million, $30.1 million and $69.8 million for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

(3)	Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (“FAS 123(R)”) “Share-Based Payment.” In 2005, the Company began a program to issue restricted stock to its key employees as equity compensation. The result of these two events was a significant increase in stock-based compensation. For the years ended December 31, 2006, 2005, 2004, 2003 and 2002, the Company recorded approximately $20.1 million, $11.9 million, $3.0 million, $1.8 million and $1.7 million, respectively, in stock-based compensation.

(4)	In 2005, the Company recorded a $20.9 million increase in its estimated liability reserve for the 2006 settlement of the government’s national Medicaid and TRICARE investigations.

The following table presents the financial impact of additional stock-based compensation and related tax effects not covered by the accompanying Consolidated Financial Statements. The adjustments and restated amounts related to our previously filed Consolidated Statements of Income for the years ended December 31, 2003 and 2002 are as follows (in thousands, except per share data):

	Year Ended December 31, 2003			Year Ended December 31, 2002
	As Reported	Adjustments	As Restated(1)	As Reported	Adjustments	As Restated(1)

Net patient service revenue	$551,197	$—	$551,197	$465,481	$—	$465,481

Operating expenses:
Practice salaries and benefits	310,778	802	311,580	263,165	733	263,898
Practice supplies and other operating expenses	18,588	—	18,588	15,791	—	15,791
General and administrative expenses	76,537	992	77,529	68,315	953	69,268
Depreciation and amortization	8,405	—	8,405	6,135	—	6,135

Total operating expenses	414,308	1,794	416,102	353,406	1,686	355,092

Income from operations	136,889	(1,794)	135,095	112,075	(1,686)	110,389
Investment income	482	—	482	818	—	818
Interest expense	(1,372)	—	(1,372)	(1,156)	—	(1,156)

Income before income taxes	135,999	(1,794)	134,205	111,737	(1,686)	110,051
Income tax provision	51,671	(690)	50,981	42,961	(410)	42,551

Net income	$84,328	$(1,104)	$83,224	$68,776	$(1,276)	$67,500

Per share data:
Net income per common and common equivalent share:
Basic	$1.78	$(0.03)	$1.75	$1.34	$(0.02)	$1.32

Diluted	$1.72	$(0.03)	$1.69	$1.29	$(0.03)	$1.26

Weighted average shares used in computing net income per common and common equivalent share:
Basic	47,484	—	47,484	51,244	—	51,244

Diluted	49,154	190	49,344	53,258	282	53,540

(1)	Includes adjustments resulting from the stock option review as described in Note 3, “Restatement of Consolidated Financial Statements.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 8 of this Form 10-K. This discussion contains forward-looking statements. Please see Item 1A. Risk Factors, for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. The operating results for the periods presented were not significantly affected by inflation.

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

The financial information presented in this Item 7 and related to the years ended December 31, 2005 and 2004 has been adjusted to reflect the restatement of the Company’s financial results, which is more fully described in the Explanatory Note immediately preceding Part I, Item 1 and in Note 3, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements in this Form 10-K.

The following table reflects the impact of additional stock-based compensation expense adjustments and the related tax effects on our previously reported net income for the periods presented below (in thousands):

		Pre-Tax
		Stock-Based
	Net Income	Compensation	Related
	As Previously	Expense	Income Tax	Net Income
Year	Reported	Adjustments	Adjustments(2)	As Restated(1)

1995	$6,713	$(18)	$3	$6,698
1996	13,120	(6,546)	445	7,019
1997	20,913	(6,101)	684	15,496
1998	29,099	(5,577)	1,859	25,381
1999	25,038	(3,622)	1,103	22,519
2000	10,986	(1,549)	508	9,945
2001	30,428	(1,423)	366	29,371
2002	68,776	(1,686)	410	67,500
2003	84,328	(1,794)	690	83,224

Cumulative effect at December 31, 2003	289,401	(28,316)	6,068	267,153
2004	98,279	(2,976)	892	96,195
2005	89,037	(1,653)	125	87,509

Total	$476,717	$(32,945)	$7,085	$450,857

(1)	Includes adjustments resulting from the stock option review as described in Note 3, “Restatement of Consolidated Financial Statements.”

(2)	The income tax adjustments include the impact of limitations on the deductibility of certain stock option grants and the recording of interest expense, in certain periods, relating to tax deductions previously taken which no longer qualify as deductible expenses.

OVERVIEW

Pediatrix is the nation’s leading health care services company focused on physician services for newborn, maternal fetal and other pediatric subspecialty care. Our national network is comprised of approximately 914 affiliated physicians, including 724 neonatal physician subspecialists who provide clinical care in 32 states and Puerto Rico, primarily within hospital-based NICUs, to babies born prematurely or with medical complications. Our affiliated neonatal physician subspecialists staff and manage clinical activities at more than 289 hospitals, and our 80 affiliated maternal fetal medicine subspecialists provide care to expectant mothers experiencing complicated pregnancies in many areas where our affiliated neonatal physicians practice. Our network includes other pediatric subspecialists, including 58 pediatric cardiologists, 36 pediatric intensivists and 16 pediatric hospitalists. In addition, we believe that we are the nation’s largest provider of hearing screens to newborns and the nation’s largest private provider of metabolic screening services to newborns.

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

On April 4, 2006, we announced that our Board of Directors authorized a two-for-one stock split of the Company’s common stock. Shareholders of record at the close of business on April 13, 2006 received one additional share of Pediatrix common stock for each share held of record on that date. The shares were issued on April 27, 2006. All share and per share amounts presented in this Form 10-K reflect the effect of the two-for-one stock split.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R) (“FAS 123(R)”) “Share-Based Payment.” This statement requires us to expense stock-based awards to our employees using a fair-value-based measurement method. Our results of operations for the year ended December 31, 2006 include stock-based compensation expense related to stock options and restricted stock awarded under our stock incentive plans (the “Stock Incentive Plans”) and employee stock purchases under our stock purchase plans (the “Stock Purchase Plans”) in accordance with FAS 123(R). For the years ended December 31, 2005 and 2004, we recorded stock-based compensation expense using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations (“APB 25”) for stock options determined to have been issued at grant prices below market value on the measurement date and in 2005 for restricted stock first awarded on July 14, 2005.

During 2006, we acquired eight physician group practices, consisting of four neonatal practices and four pediatric cardiology practices. Also during 2006, we announced plans to explore opportunities within other hospital-based physician specialties with an initial focus on anesthesia services. While we have not yet made any definitive plans to acquire any anesthesiology practices, we believe that there are opportunities to apply our administrative expertise to this practice area. We expect to continue our evaluation of this practice area as a business opportunity during 2007.

Geographic Coverage and Payor Mix

During 2006, 2005 and 2004, approximately 55%, 58% and 59%, respectively, of our net patient service revenue was generated by operations in our five largest states, Arizona, California, Florida, Texas and Washington. Over those same periods, our operations in Texas accounted for approximately 27%, 29% and 28% of our net patient service revenue. Although we continue to seek to diversify the geographic scope of our operations, primarily through acquisitions of physician group practices, we may not be able to implement successfully or realize the expected benefits of any of these initiatives. Adverse changes or conditions affecting states in which our operations are concentrated, such as health care reforms, changes in laws and regulations, reduced Medicaid reimbursements or government investigations, may have a material adverse effect on our business, financial condition, results of operations and cash flows.

We bill payors for professional services provided by our affiliated physicians to our patients based upon rates for specific services provided. Our billed charges are substantially the same for all parties in a particular geographic area regardless of the party responsible for paying the bill for our services. We determine our net patient service revenue based upon the difference between our gross fees for services and our estimated ultimate collections from payors. Net patient service revenue differs from gross fees due to (i) Medicaid reimbursements at government-established rates, (ii) managed care payments at contracted rates, (iii) various reimbursement plans and negotiated reimbursements from other third-parties and (iv) discounted and uncollectible accounts of private-pay patients.

Our payor mix is comprised of government (principally Medicaid), contracted managed care, other third-parties and private-pay patients. We benefit from the fact that most of the medical services provided in the NICU are classified as emergency services, a category typically classified as a covered service by managed care payors. In addition, we benefit when patients are covered by Medicaid, despite Medicaid’s lower reimbursement rates as compared with other payors, because typically these patients would not otherwise be able to pay for services due to lack of insurance coverage.

The following is a summary of our payor mix, expressed as a percentage of net patient service revenue, exclusive of administrative fees, for the periods indicated:

	Years Ended December 31,
	2006	2005	2004

Government	26%	27%	27%
Contracted managed care	61%	59%	60%
Other third-parties	12%	13%	12%
Private-pay patients	1%	1%	1%

	100%	100%	100%

The payor mix shown above is not necessarily representative of the amount of services provided to patients covered under these plans. For example, services provided to patients covered under government programs for the years ended December 31, 2006, 2005 and 2004 represented 54%, 54% and 52% of our total gross patient service revenue but only 26%, 27% and 27% of our net patient service revenue, respectively.

The increase in the government component of our gross patient service revenue payor mix from 2004 is the result of an increase in the number of patients enrolled in government-sponsored programs. Payments received from government-sponsored programs are substantially less than payments received from managed care and other third-party payors. A payor mix shift from managed care and other third-party payors to government payors results in an increase in our estimated provision for contractual adjustments and uncollectibles and a corresponding decrease in our net patient service revenue. Further increases in the government component of our payor mix at the expense of other third-party payors could result in a significant reduction in our average reimbursement rates, and in the absence of increased patient volume or improved reimbursement from contracted managed care or other third-parties, could have a material adverse effect on our business, financial condition and results of operations. See Item 1A. Risk Factors — “Government programs or private insurers may limit, reduce or make retroactive adjustments to reimbursement amounts or rates.”

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

We have significant fixed operating costs, including physician costs, and, as a result, are highly dependent on patient volume and capacity utilization of our affiliated professional contractors to sustain profitability. Additionally, quarterly results may be impacted by the timing of acquisitions and fluctuations in patient volume. As a result, the operating results for any quarter are not necessarily indicative of results for any future period or for the full year. Our quarterly results are presented in further detail in Note 17 to the Consolidated Financial Statements in this Form 10-K.

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

We believe that the application of the accounting policies described in the following paragraphs are highly dependent on critical estimates and assumptions that are inherently uncertain and highly susceptible to change. For all of these policies, we caution that future events rarely develop exactly as estimated, and the best estimates routinely require adjustment. On an ongoing basis, we evaluate our estimates and assumptions, including those discussed below.

Revenue Recognition

We recognize patient service revenue at the time services are provided by our affiliated physicians. Almost all of our patient service revenue is reimbursed by state Medicaid programs and third-party insurance payors. Payments for services rendered to our patients are generally less than billed charges. We monitor our revenue and receivables from these sources and record an estimated contractual allowance to properly account for the anticipated differences between billed and reimbursed amounts. Accordingly, patient service revenue is presented net of an estimated provision for contractual adjustments and uncollectibles. Management estimates allowances for contractual adjustments and uncollectibles on accounts receivable based upon historical experience and other factors, including days sales outstanding (“DSO”) for accounts receivable, evaluation of expected adjustments and delinquency rates, past adjustments and collection experience in relation to amounts billed, an aging of accounts receivable, current contract and reimbursement terms, changes in payor mix and other relevant information. Contractual adjustments result from the difference between the physician rates for services performed and the reimbursements by government-sponsored health care programs and insurance companies for such services. The evaluation of these historical and other factors involves complex, subjective judgments. We believe that evaluating DSO is a key factor in evaluating the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. We calculate our DSO using a three-month rolling average of net patient service revenue. As of December 31, 2006, our DSO was 54.7 days and we had approximately $391.7 million in gross accounts receivable outstanding. Considering the outstanding balance, a one percentage point change in our estimated collection rate would result in an impact to net patient service revenue of approximately $3.9 million. Our net patient service revenue, net income and operating cash flows, may be materially and adversely affected if actual adjustments and uncollectibles exceed management’s estimated provisions as a result of changes in these factors. In addition, we are subject to audits of our billing by Medicaid and other third-party payors (see “Government Investigations” and Note 11 to our Consolidated Financial Statements in this Form 10-K).

Stock Incentive Plans

We grant stock-based awards consisting of restricted stock and stock options to key employees under our Stock Incentive Plans. As permitted under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” we accounted for stock-based compensation to employees using the intrinsic value method prescribed by APB 25 through December 31, 2005. Effective January 1, 2006, the accounting treatment for our stock-based awards was significantly impacted by the implementation of FAS 123(R). Under FAS 123(R), we recognize the grant-date fair value of stock-based awards made to employees as compensation expense in our Consolidated Financial Statements. As prescribed under FAS 123(R), we estimate the grant-date fair value of our stock option grants using a valuation model known as the Black-Scholes-Merton formula or the “Black-Scholes Model” and allocate the resulting compensation expense over the corresponding requisite service period associated with each grant. The Black-Scholes Model requires the use of several variables to estimate the grant-date fair value of stock options including expected term, expected volatility, expected dividends and risk-free interest rate. We perform significant analyses to calculate and select the appropriate variable assumptions used in the Black-Scholes Model.

We also perform significant analyses to estimate forfeitures of stock-based awards as required by FAS 123(R). We are required to adjust our forfeiture estimates on at least an annual basis based on the number of share-based awards that ultimately vest. The selection of assumptions and estimated forfeiture rates is subject to significant judgment and future changes to our assumptions and estimates may have a material impact on our Consolidated Financial Statements.

Professional Liability Coverage

We maintain professional liability insurance policies with third-party insurers on a claims-made basis, subject to self-insured retention, exclusions and other restrictions. Our self-insured retention under our professional liability insurance program is maintained through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss patterns. An inherent assumption in such estimates is that historical loss patterns can be used to predict future patterns with reasonable accuracy. Because many factors can affect historical and future loss patterns, the determination of an appropriate reserve involves complex, subjective judgment, and actual results may vary significantly from estimates. Insurance liabilities are necessarily based on estimates including claim frequency and severity. Liabilities for claims incurred but not reported are not discounted.

Goodwill

We record acquired assets, including identifiable intangible assets, and liabilities at their respective fair values, recording to goodwill the excess of cost over the fair value of the net assets acquired. In accordance with the provisions of Statement of Financial Accounting Standards, No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets,” no goodwill amortization was recorded for the years ended December 31, 2006, 2005 and 2004. See Note 2 to our Consolidated Financial Statements in this Form 10-K.

We test goodwill for impairment at a reporting unit level on an annual basis. We define a reporting unit as a specific region of the United States based on our management structure. The testing for impairment is completed using a two-step test. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, a second step is performed to determine the amount of any impairment loss. We use income and market-based valuation approaches to determine the fair value of our reporting units. These approaches focus on discounted cash flows and market multiples to derive the fair value of a reporting unit. We also consider the economic outlook for the healthcare services industry and various other factors during the testing process, including hospital and physician contract changes, local market developments, changes in third-party payor payments, and other publicly available information.

Other Matters

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of our Consolidated Financial Statements. For example, our Consolidated Financial Statements are presented on a consolidated basis with our affiliated professional contractors because we or one of our subsidiaries have entered into management agreements with our affiliated professional contractors meeting the criteria set forth in the Emerging Issues Task Force Issue 97-2 for a “controlling financial interest.” Our management agreements are further described in Note 2 to our Consolidated Financial Statements in this Form 10-K. The policies described in Note 2 often require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance and are frequently reexamined by accounting standards setters and regulators. See “New Accounting Pronouncements” for matters that may impact our accounting policies in the future.

Government Investigations

As described in the Explanatory Note immediately preceding Part I, Item 1, and in Note 3, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements in this Form 10-K, the Audit Committee of our Board of Directors conducted a comprehensive review of the Company’s historical practices related to the granting of stock options with the assistance of independent legal counsel and forensic accounting experts. We voluntarily contacted the staff of the SEC regarding the Audit Committee’s review and subsequently the SEC notified us that it had commenced a formal investigation into our stock option practices. We have also had discussions with the U.S. Attorney’s office for the Southern District of Florida regarding the Audit Committee’s review. Based on these discussions, we believe that the U.S. Attorney’s office may make a request for various documents and information related to the review and our stock option granting practices. We intend to continue full cooperation with the U.S. Attorney’s office and the SEC. We cannot predict the outcome of these matters.

In November 2006, we were notified that the FTC closed its investigation of our acquisition of Magella and our business practices generally with a finding that no further action is warranted. See “Government Regulation — Antitrust.”

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

In February 2006, we announced that we had reached an agreement in principle on the amount of a financial settlement with federal and state authorities that would resolve the Medicaid, TRICARE and state billing investigations, subject to, among other things, completion and approval of final settlement agreements, including a corporate integrity agreement with the OIG. In September 2006, we announced that we had completed the Federal Settlement Agreement with the DOJ and the relator who initiated the “qui tam” complaint. In February 2007, we announced that we had completed separate State Settlement Agreements with each state Medicaid program involved in the settlement. Under the terms of the Federal Settlement Agreement and State Settlement Agreements, the Company paid the federal government $25.1 million related to neonatal services provided from January 1996 through December 1999, of which $9.5 million was transferred to an escrow agent for distribution to each Medicaid-participating state that entered into a State Settlement Agreement with us.

As part of the Federal Settlement Agreement, we entered into a five-year Corporate Integrity Agreement with the OIG. The Corporate Integrity Agreement acknowledges the existence of our comprehensive Compliance Plan, which provides for policies and procedures aimed at ensuring our adherence with FHC Program requirements and requires, among other things, our maintenance of the Compliance Plan for the term of the Corporate Integrity Agreement. See “Government Investigations.” Failure to comply with our duties under the Corporate Integrity Agreement could result in substantial monetary penalties and in the case of a material breach, could even exclude us from participating in FHC Programs. We believe that we were in compliance with the Corporate Integrity Agreement as of December 31, 2006.

We expect that additional audits, inquiries and investigations from government authorities and agencies will continue to occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations, cash flows or the trading price of our common stock.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain information related to our operations expressed as a percentage of our net patient service revenue (patient billings net of contractual adjustments and uncollectibles, and including administrative fees):

	Years Ended December 31,
	2006	2005	2004
		As Restated (1)	As Restated(1)

Net patient service revenue	100.0%	100.0%	100.0%

Operating expenses:
Practice salaries and benefits	57.2	56.8	56.7
Practice supplies and other operating expenses	4.0	4.0	3.9
General and administrative expenses	13.3	16.8	13.1
Depreciation and amortization	1.2	1.4	1.5

Total operating expenses	75.7	79.0	75.2

Income from operations	24.3	21.0	24.8
Other income (expense), net	.3	(.1)	(.1)

Income before income taxes	24.6	20.9	24.7
Income tax provision	9.4	8.3	9.1

Net income	15.2%	12.6%	15.6%

(1)	Includes adjustments resulting from the stock option review as described in Note 3, “Restatement of Consolidated Financial Statements.”

Year Ended December 31, 2006 as Compared to Year Ended December 31, 2005

Our net patient service revenue increased $124.9 million, or 18.0%, to $818.6 million for the year ended December 31, 2006, as compared to $693.7 million in 2005. Of this $124.9 million increase, $45.8 million, or 36.7%, was primarily attributable to revenue generated from acquisitions completed during 2006 and 2005. Same-unit net patient service revenue increased $79.1 million, or 11.9%, for the year ended December 31, 2006. The change in same-unit net patient service revenue was primarily the result of a net increase in revenue of approximately $46.2 million related to pricing and reimbursement factors and increased revenue of $32.9 million from higher patient service volumes across our subspecialties. The net increase in revenue of $46.2 million related to pricing and reimbursement factors is due to improved reimbursement for our services as result of a new billing code introduced by the American Medical Association early in the first quarter of 2006, improved managed care contracting and the flow through of revenue from modest price increases. Increased revenue of $32.9 million from higher patient service volumes includes $16.8 million from a 3.6% increase in neonatal intensive care unit patient days and $16.1 million from volume growth in maternal fetal, pediatric cardiology, metabolic screening and other services, including hearing screens and newborn nursery services. Same-units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased $74.8 million, or 19.0%, to $468.5 million for the year ended December 31, 2006, as compared to $393.7 million in 2005. The increase was primarily attributable to: (i) costs associated with new physicians and other staff of $42.3 million to support acquisition-related growth and volume growth at existing units; (ii) an increase in incentive compensation of $30.5 million as a result of same-unit growth and operational improvements at the physician practice level; and (iii) an increase in stock-based compensation of $2.0 million related to our equity compensation plans (“Stock Incentive Plans”) and employee stock purchase plans (“Stock Purchase Plans”).

Practice supplies and other operating expenses increased $5.4 million, or 19.4%, to $33.1 million for the year ended December 31, 2006, as compared to $27.7 million in 2005. The increase was attributable to: (i) medical and office supply costs of approximately $1.7 million related to physician practices acquired during 2006 and 2005 and volume growth at existing office-based practices; (ii) rent and other maintenance costs of approximately $1.5 million primarily related to office-based practices acquired during 2006 and 2005; (iii) professional fees of approximately $1.2 million primarily associated with physician practices acquired during 2006 and 2005; and (iv) travel, meeting and other costs of approximately $1.0 million.

General and administrative expenses include all salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions. General and administrative expenses decreased $7.3 million, or 6.3%, to $109.1 million for the year ended December 31, 2006, as compared to $116.4 million in 2005. This $7.3 million net decrease is primarily attributable to: (i) the $20.9 million liability reserve recorded during the comparable 2005 period relating to the settlement of our national Medicaid and TRICARE investigation; (ii) an increase in stock-based compensation of $6.3 million related to our Stock Incentive Plans and Stock Purchase Plans; (iii) a $4.8 million increase in professional fees related to the review of our stock option practices; (iv) a $4.1 million increase in salaries and benefits and other general and administrative expenses due to the continued growth of the Company; and (v) a decrease in general and administrative expenses associated with a $1.6 million gain on sale of the Company’s aircraft in June 2006.

Depreciation and amortization expense decreased by $445,000, or 4.5%, to $9.5 million for the year ended December 31, 2006, as compared to $9.9 million in 2005. This decrease was primarily attributable to the completion of amortization of certain intangibles during the year ended December 31, 2006.

Income from operations increased $52.5 million, or 35.9%, to $198.5 million for the year ended December 31, 2006, as compared to $146.0 million in 2005. Our operating margin increased to 24.3% for the year ended December 31, 2006, as compared to 21.0% for the same period in 2005. The net increase in our operating margin was primarily due to: (i) the $20.9 million estimated liability reserve we recorded during the comparable 2005 period; (ii) an improvement in operating margin related to improved management of general and administrative expenses; and (iii) an improvement in operating margin related to the $1.6 million gain on sale of the Company’s aircraft in June 2006. These improvements were offset by an increase in stock-based compensation of $8.3 million related to our Stock Incentive Plans and Stock Purchase Plans; and (iv) costs of $4.8 million related to the review of our stock option practices.

We recorded net investment income of $2.8 million for the year ended December 31, 2006, as compared to net interest expense of $1.1 million in 2005. The increase in net investment income is due to an increase in funds available to invest and a higher return on outstanding investment balances combined with a lower average outstanding balance on our Line of Credit for the year ended December 31, 2006 as compared to the prior year. Interest expense for the year ended December 31, 2006 and 2005 consisted of interest charges, commitment fees and amortized debt costs associated with our revolving credit facility (“Line of Credit”) and interest charges associated with an aircraft operating lease.

Our effective income tax rates were 38.16% and 39.62% for the years ended December 31, 2006 and 2005, respectively. Our effective income tax rate of 39.62% for the year ended December 31, 2005 was higher than our 2006 rate of 38.16% primarily due to the non-deductibility of approximately $7.9 million of our estimated reserve recorded in 2005 related to the settlement of our national Medicaid and TRICARE investigation. We anticipate that our effective tax rate for 2007 will increase as a result of our adoption in 2007 of Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”) and the establishment of new taxes in the State of Texas. In addition, our effective tax rate may be impacted by the recognition of certain tax benefits as a result of statute of limitations expiring on certain filed tax returns.

Net income increased to $124.5 million for the year ended December 31, 2006, as compared to $87.5 million for the same period in 2005. Net income for the year ended December 31, 2006 reflects the after-tax impact of both an increase in stock-based compensation expense and professional fees related to the review of our stock option practices offset by the after-tax impact of the gain on sale of the Company’s aircraft. Net income for the year ended December 31, 2005 reflects the $16.1 million after-tax impact of the estimated liability reserve we recorded relating to the settlement of our national Medicaid and TRICARE investigation.

Diluted net income per share was $2.52 on weighted average shares of 49.4 million for the year ended December 31, 2006, as compared to $1.82 on weighted average shares of 48.0 million in 2005. Diluted net income per share of $2.52 for the year ended December 31, 2006 includes the after-tax impact of increased stock-based compensation expense, the after-tax impact of increased professional fees related to the review of our stock option practices, and the after-tax impact of the gain on sale of the Company’s aircraft. Diluted net income per share of $1.82 for the year ended December 31, 2005 includes the after-tax impact of the adjustment related to the settlement of our national Medicaid and TRICARE investigation. The net increase in weighted average shares outstanding was primarily due to the exercise of employee stock options, the impact of restricted stock awards, and the issuance of shares under our Stock Purchase Plans partially offset by shares repurchased during the fourth quarter of 2005.

Year Ended December 31, 2005 as Compared to Year Ended December 31, 2004

Our net patient service revenue increased $74.1 million, or 12.0%, to $693.7 million for the year ended December 31, 2005, as compared to $619.6 million in 2004. Of this $74.1 million increase, $41.1 million, or 55.5%, was primarily attributable to revenue generated from acquisitions completed during 2004 and 2005. Same-unit net patient service revenue increased $33.0 million, or 5.6%, for the year ended December 31, 2005. The change in same-unit net patient service revenue was primarily the result of: (i) increased revenue of approximately $16.8 million from a 4.0% increase in neonatal intensive care unit patient days; (ii) increased revenue of approximately $15.0 million from volume growth in pediatric cardiology services, maternal fetal services, metabolic screening services and other services, including hearing screens and newborn nursery services provided by existing practices; (iii) increased revenue of approximately $2.8 million related to greater hospital contract administrative fees due to expanded services in existing practices; and (iv) a net decrease in revenue of approximately $1.6 million due to a decline in revenue caused by a greater percentage of our patients being enrolled in government-sponsored programs partially offset by improved managed care contracting and the flow through of revenue from annual price increases. Payments received from government-sponsored programs are substantially less than payments received from commercial insurance payors for equivalent services. This shift in our payor mix resulted in an increase in our estimated provision for contractual adjustments and uncollectibles for the year ended December 31, 2005 as compared to the same period in 2004. Same-units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased $42.4 million, or 12.1%, to $393.7 million for the year ended December 31, 2005, as compared to $351.3 million in 2004. The increase was primarily attributable to: (i) costs associated with new physicians and other staff of $36.3 million to support acquisition related growth and volume growth at existing units; (ii) an increase in incentive compensation of $4.3 million as a result of same-unit growth and operational improvements at the physician practice level; and (iii) an increase in stock-based compensation of $1.8 million.

Practice supplies and other operating expenses increased $3.4 million, or 14.1%, to $27.7 million for the year ended December 31, 2005, as compared with $24.3 million in 2004. The increase was attributable to: (i) professional services of approximately $1.3 million primarily related to new physician practices; (ii) rent and other maintenance costs of approximately $1.0 million related to practices acquired during 2005 and 2004; (iii) laboratory and other supply costs of approximately $540,000 related to the growth of our metabolic screening laboratory and our acquisition of office-based cardiology and maternal fetal practices during 2005 and 2004; and (iv) insurance and other costs of approximately $530,000.

General and administrative expenses include all salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions. General and administrative expenses increased $35.0 million, or 42.9%, to $116.4 million for the year ended December 31, 2005, as compared to $81.4 million in 2004. This $35.0 million increase is primarily attributable to: (i) a $20.9 million increase in our estimated liability reserve as a result of the financial settlement relating to our national Medicaid and TRICARE investigation; (ii) an increase in stock-based compensation of $7.1 million related to equity awards made to key corporate administrative employees; and (iii) a $7.0 million increase in salaries and benefits and other general and administrative expenses associated with the continued growth of the Company. As a percentage of revenue, general and administrative expenses were 16.8% for the year ended December 31, 2005, as compared to 13.1% for the same period in 2004. The net increase in our general and administrative expenses as a percentage of revenue of 3.6 percentage points is due to the $20.9 million increase in our estimated liability reserve for the national Medicaid and TRICARE investigation and an increase of $7.1 million in stock-based compensation related to equity awards.

Depreciation and amortization expense increased by $562,000, or 6.0%, to $9.9 million for the year ended December 31, 2005, as compared to $9.4 million in 2004. This increase is primarily attributable to amortization of identifiable intangible assets related to our acquisitions.

Income from operations decreased $7.2 million, or 4.7%, to $146.0 million for the year ended December 31, 2005, as compared to $153.2 million in 2004. Our operating margin decreased to 21.0% for the year ended December 31, 2005, as compared to 24.7% for the same period in 2004. The change in our operating margin is primarily attributable to: (i) the $20.9 million increase in our estimated liability reserve for the national Medicaid and TRICARE investigation; (ii) an increase in stock-based compensation of $8.9 million related to equity awards, primarily restricted stock, made to key employees; and (iii) an offsetting improvement in our operating margin due to the effective management of general and administrative expenses as we grew our operations in 2005.

We recorded net interest expense of $1.1 million for the year ended December 31, 2005, as compared to net interest expense of $402,000 in 2004. The increase in net interest expense is primarily due to increased borrowings under our Line of Credit to fund acquisitions made during the year ended December 31, 2005 and the fourth quarter of 2004 and to repurchase shares of our common stock during the fourth quarter of 2004. Interest expense for the year ended December 31, 2005 consisted primarily of interest charges, commitment fees and amortized debt costs associated with our Line of Credit.

Our effective income tax rates were 39.62% and 37.06% for the years ended December 31, 2005 and 2004, respectively. The increase in our effective rate for the year ended December 31, 2005 is primarily due to the non-deductibility of approximately $7.9 million of the increase in our estimated reserve related to the financial settlement of our national Medicaid and TRICARE investigation.

Net income decreased to $87.5 million for the year ended December 31, 2005, as compared to $96.2 million in 2004. Net income for the year ended December 31, 2005 reflects the after-tax impact of the adjustment relating to the financial settlement of our national Medicaid and TRICARE investigation and the increase in stock-based compensation expense.

Diluted net income share was $1.82 on weighted average shares of 48.0 million for the year ended December 31, 2005, as compared to $1.93 on the weighted average shares of 49.7 million in 2004. Diluted net income per share of $1.82 for the year ended December 31, 2005 includes the impact of the adjustment related to the financial settlement of our national Medicaid and TRICARE investigation and the increase in stock-based compensation primarily from awards of restricted stock. The net decrease in weighted average shares outstanding was primarily due to the impact of shares repurchased during 2005 and 2004 offset in part by the exercise of employee stock options, the impact of restricted stock awards and the issuance of shares under our Stock Purchase Plans.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, we had approximately $69.6 million of cash and cash equivalents on hand as compared to $11.2 million at December 31, 2005. Additionally, we had working capital of approximately $80.3 million at December 31, 2006, an increase of $93.3 million from a working capital deficit of $13.0 million at December 31, 2005. This $93.3 million net improvement for 2006 is primarily due to increases in working capital related to our cash flows from operating activities for 2006 and proceeds from the exercise of employee stock options offset, in part, by the use of working capital to fund the acquisition of eight physician group practices.

We generated cash flow from operating activities of $177.3 million, $162.4 million and $123.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in cash flow from operating activities in 2006 is primarily due to improved year-over-year operating results and the changes in our working capital components. Our significant working capital component changes relate primarily to accounts receivable, accounts payable and accrued expenses, and income taxes payable.

During the year ended December 31, 2006, accounts receivable increased by $13.8 million from $111.7 million at December 31, 2005 to $125.5 million at December 31, 2006. Our days sales outstanding, or “DSO,” declined from 57.8 at December 31, 2005 to 54.7 at December 31, 2006. The net increase in accounts receivable of $13.8 million during the year ended December 31, 2006 is due to same-unit net patient service revenue growth and an increase in revenue related to acquisitions completed during the fourth quarter of 2005 and the year ended December 31, 2006, partially offset by the decline in our DSO.

Our accounts receivable are principally due from government payors, managed care payors and other third-party insurance payors. We track our collections from these sources, monitor the age of our accounts receivable, and make all reasonable efforts to collect outstanding accounts receivable through our systems, processes and personnel at our corporate and regional billing and collection offices. We use customary collection practices, including the use of outside collection agencies for accounts receivable due from private-pay patients when appropriate. Almost all of our accounts receivable adjustments consist of contractual adjustments due to the difference between gross amounts billed and the amounts allowed by our payors. Any amounts written-off related to private-pay patients are based on the specific facts and circumstances related to each individual patient account.

During the year ended December 31, 2006, accounts payable and accrued expenses increased by $30.9 million from $175.6 million at December 31, 2005 to $206.6 million at December 31, 2006. This net increase is principally due to an increase in accrued salaries and bonuses of $34.3 million primarily related to performance-based incentive compensation and an increase in accrued professional liability risks of $16.4 million offset, in part, by the payment of $25.1million to the federal government for the final settlement of our national Medicaid and TRICARE investigation.

The increase in our accrued salaries and bonuses of $34.3 million is attributable to the growth in our physician incentive compensation program due to same-unit growth and operational improvements at the physician practice level. A large majority of our affiliated physicians participate in this performance-based incentive compensation program and almost all of the payments due under the program are made annually in the first quarter of each year. As a result, we typically experience negative cash flow from operations in the first quarter of each year and we are required to fund our operations during this period with cash on hand or funds borrowed under our Line of Credit.

The increase in accrued professional liability risks of $16.4 million is attributable to an increase in our self-insured retention limits and the growth in our affiliated physician base due to acquisitions and same-unit growth.

During the year ended December 31, 2006, cash flow from operations related to income taxes payable and deferred income taxes was $12.5 million, compared to $18.0 million for the prior year. This net change of $5.5 million is primarily related to the presentation of excess tax benefits as required by FAS 123(R) and the timing of our tax payments. Effective January 1, 2006, the excess tax benefits related to the exercise of stock options and the vesting of restricted stock are treated as a cash inflow from financing activities rather than a component of cash provided from operating activities. This change in cash flow presentation had the effect of decreasing cash flows from operating activities and increasing cash flows from financing activities by $8.1 million for the year ended December 31, 2006. The remaining offsetting change of $2.6 million is primarily related to the timing of our tax payments.

During 2006, cash generated from our operating and financing activities along with cash on hand were primarily used to fund the acquisition of eight physician group practices for $91.8 million, purchase investments net of maturities of $57.3 million, and fund capital expenditures in the amount of $12.9 million. Our physician group practice acquisitions consisted of four neonatal practices and four pediatric cardiology practices. Our capital expenditures of $12.9 million include $8.6 million principally for the purchase of medical equipment, computer and office equipment, software, furniture and other improvements at our office-based practices and our corporate and regional offices. Additionally, we purchased our previously leased aircraft for $4.3 million in May 2006 and immediately sold the aircraft for approximately $6.1 million.

The exercise of employee stock options and the purchase of common stock by employees participating in our Stock Purchase Plans generated cash proceeds of $29.9 million, $51.4 million and $33.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. Because stock option exercises and purchases under these plans are dependent on several factors, including the market price of our common stock, we cannot predict the timing and amount of any future proceeds.

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

As a result of the stock option review described in Note 3 to our Consolidated Financial Statements, we executed certain Consent to Extension Agreements with the latest Consent to Extension Agreement permitting us to extend the delivery of financial statements and related debt covenant calculations and certifications for the quarters ended June 30, 2006, September 30, 2006 and March 31, 2007 and the year ended December 31, 2006 until August 14, 2007. The Consent to Extension Agreement also waives any default or event of default relating to our failure to deliver an annual budget within the required time period provided the budget is delivered by August 14, 2007. We plan to deliver the budget and all required financial statements and related debt covenant calculations and certifications on or before this date.

At December 31, 2006, we believe we were in compliance with the financial covenants and other restrictions applicable to us under the Line of Credit. At December 31, 2006, we had no outstanding principal balance on our Line of Credit; however, we had outstanding letters of credit of $25.0 million, which reduce the amount available on our Line of Credit.

During the year ended December 31, 2005, we completed a $50 million share repurchase program by repurchasing approximately 1.2 million shares of our common stock as authorized by our Board of Directors in November 2005. During 2004, we completed share repurchase programs for $150 million as authorized by our Board of Directors in May, August and September 2004. All repurchases were made in open market transactions, subject to market conditions and trading restrictions. Our Board of Directors did not approve any stock repurchase programs for 2006. The approval of any additional programs is subject to several factors, including the amount of cash generated from operations, the timing and extent of acquisitions, the amount outstanding under our Line of Credit and the trading price of our common stock.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss patterns.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our Line of Credit, will be sufficient to finance our working capital requirements, fund anticipated acquisitions and capital expenditures and meet our contractual obligations as described below for at least the next 12 months. During 2007, we plan to invest $50 million to $55 million in core business acquisitions.

CONTRACTUAL OBLIGATIONS

At December 31, 2006, we had certain obligations and commitments under promissory notes, capital leases and operating leases totaling approximately $38.3 million as follows (in thousands):

	Payments Due
			2008	2010	2012
Obligation	Total	2007	and 2009	and 2011	and Later

Promissory notes	$500	$250	$250	$—	$—
Capital leases	360	233	114	13	—
Operating leases	37,444	10,170	15,006	9,103	3,165

	$38,304	$10,653	$15,370	$9,116	$3,165

Certain of our acquisition agreements contain contingent purchase price provisions based on volume and other performance measures. Potential payments under these provisions are not contingent upon the future employment of the sellers. The amount of the payments due under these provisions cannot be determined until the specific targets or measures are attained. In some cases, the sellers are eligible for annual payments over a three- to five-year period based on the growth in profitability of the physician practice with no stated limit on the annual payment amount. Under all other contingent purchase price provisions, payments of up to $10.0 million may be due through 2011 as of December 31, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2006, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. FAS 159 is effective for fiscal years beginning after November 15, 2007. We have not yet completed an evaluation of the potential impact of FAS 159.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), “Fair Value Measures.” FAS 157 creates a common definition for fair value for recognition or disclosure purposes under generally accepted accounting principles. FAS 157 also establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. FAS 157 is effective for fiscal years beginning after November 15, 2007. We have not yet completed an evaluation of the potential impact of FAS 157.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements and is effective for fiscal years ending after November 15, 2006. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying value of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The adoption of the provisions of SAB No. 108 had no impact on our Consolidated Financial Statements at December 31, 2006.

In July 2006, the FASB issued FIN 48, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for us as of the beginning of 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Based on our assessment, we recorded a decrease to opening retained earnings during the first quarter of 2007 to increase reserves for uncertain tax positions by approximately $7.7 million. Additionally, with the adoption of FIN 48, we will realize an increase in our tax provision which may be offset by the recognition of tax benefits as a result of statute of limitations expiring on certain filed tax returns.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Line of Credit is subject to market risk and interest rate changes and bears interest at our option (i) the base rate (defined as the higher of the Federal Funds Rate plus .5% or the Bank of America prime rate) or (ii) the Eurodollar rate plus an applicable margin rate ranging from .75% to 1.75% based on our consolidated leverage ratio. There was no outstanding principal balance under our Line of Credit at December 31, 2006. However, for every $10 million outstanding on our Line of Credit, a 1% change in interest rates would result in an impact to income before taxes of $100,000 per year.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements and Financial Statement Schedule of Pediatrix Medical Group, Inc. and its subsidiaries are included in this Form 10-K on the pages set forth below:

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of
Pediatrix Medical Group, Inc.:

We have completed integrated audits of Pediatrix Medical Group, Inc.’s Consolidated Financial Statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements and Financial Statement Schedule

In our opinion, the Consolidated Financial Statements listed in the accompanying index present fairly, in all material respects, the financial position of Pediatrix Medical Group, Inc and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related Consolidated Financial Statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company has restated its 2005 and 2004 Consolidated Financial Statements.

Also, as discussed in Note 2 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

Internal Control over Financial Reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Tampa, Florida
August 6, 2007

PEDIATRIX MEDICAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2006	2005
		As Restated(1)

ASSETS
Current assets:
Cash and cash equivalents	$69,595	$11,192
Short-term investments	65,660	10,920
Accounts receivable, net	125,573	111,725
Prepaid expenses	4,863	4,459
Deferred income taxes	30,569	24,400
Other assets	5,339	1,928

Total current assets	301,599	164,624
Investments	6,669	4,071
Property and equipment, net	29,939	27,855
Goodwill	770,289	680,097
Other assets, net	26,674	23,756

Total assets	$1,135,170	$900,403

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$206,552	$175,619
Current portion of long-term debt and capital lease obligations	483	882
Income taxes payable	14,280	1,157

Total current liabilities	221,315	177,658

Long-term debt and capital lease obligations	377	622
Deferred income taxes	34,272	29,617
Deferred compensation	13,405	10,372

Total liabilities	269,369	218,269

Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 100,000 shares authorized; 48,861 and 47,458 shares issued and outstanding, respectively	489	475
Additional paid-in capital	516,384	472,817
Unearned compensation	—	(15,621)
Retained earnings	348,928	224,463

Total shareholders’ equity	865,801	682,134

Total liabilities and shareholders’ equity	$1,135,170	$900,403

(1)	Includes adjustments resulting from the stock option review as described in Note 3, “Restatement of Consolidated Financial Statements.”

The accompanying notes are an integral part of these Consolidated Financial Statements.

PEDIATRIX MEDICAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for per share data)

	Years Ended December 31,
	2006	2005	2004
		As Restated(1)	As Restated(1)

Net patient service revenue	$818,554	$693,700	$619,629

Operating expenses:
Practice salaries and benefits	468,498	393,719	351,334
Practice supplies and other operating expenses	33,055	27,678	24,254
General and administrative expenses	109,057	116,375	81,441
Depreciation and amortization	9,470	9,915	9,353

Total operating expenses	620,080	547,687	466,382

Income from operations	198,474	146,013	153,247
Investment income	3,836	1,177	893
Interest expense	(1,032)	(2,262)	(1,295)

Income before income taxes	201,278	144,928	152,845
Income tax provision	76,813	57,419	56,650

Net income	$124,465	$87,509	$96,195

Per share data:
Net income per common and common equivalent share:
Basic	$2.60	$1.88	$2.02

Diluted	$2.52	$1.82	$1.93

Weighted average shares used in computing net income per common and common equivalent share:
Basic	47,924	46,484	47,662

Diluted	49,387	48,040	49,735

(1)	Includes adjustments resulting from the stock option review as described in Note 3, “Restatement of Consolidated Financial Statements.”

The accompanying notes are an integral part of these Consolidated Financial Statements.

PEDIATRIX MEDICAL GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional			Total
	Number of		Paid-in	Unearned	Retained	Shareholders’
	Shares	Amount	Capital	Compensation	Earnings	Equity
			As Restated(1)		As Restated(1)	As Restated(1)

Balance at December 31, 2003, as reported	47,520	$474	$362,183	$—	$209,721	$572,378
Adjustments to opening shareholders’ equity	—	—	19,673	—	(22,248)	(2,575)

Balance at December 31, 2003, as restated(1)	47,520	474	381,856	—	187,473	569,803
Net income, as restated(1)	—	—	—	—	96,195	96,195
Common stock issued under employee stock option and stock purchase plans	2,626	26	33,668	—	—	33,694
Stock-based compensation, as restated(1)	—	—	2,976	—	—	2,976
Repurchased common stock	(5,094)	(50)	(41,907)	—	(108,041)	(149,998)
Excess tax benefit related to employee stock option and stock purchase plans, as restated(1)	—	—	12,234	—	—	12,234

Balance at December 31, 2004, as restated(1)	45,052	450	388,827	—	175,627	564,904
Net income, as restated(1)	—	—	—	—	87,509	87,509
Common stock issued under employee stock option and stock purchase plans	2,908	30	51,393	—	—	51,423
Issuance of restricted stock	678	7	25,935	(25,942)	—	—
Stock-based compensation, as restated(1)	—	—	1,653	10,206	—	11,859
Forfeitures of restricted stock	(4)	—	(115)	115	—	—
Repurchased common stock	(1,176)	(12)	(11,315)	—	(38,673)	(50,000)
Excess tax benefit related to employee stock option and stock purchase plans, as restated(1)	—	—	16,439	—	—	16,439

Balance at December 31, 2005, as restated(1)	47,458	475	472,817	(15,621)	224,463	682,134
Reclassification of unearned compensation due to implementation of FAS 123(R) (See Note 2)	—	—	(15,621)	15,621	—	—
Net income	—	—	—	—	124,465	124,465
Common stock issued under employee stock option and stock purchase plans	1,221	12	29,908	—	—	29,920
Issuance of restricted stock	191	2	(2)	—	—	—
Stock-based compensation	—	—	20,113	—	—	20,113
Forfeitures of restricted stock	(9)	—	—	—	—	—
Excess tax benefit related to stock incentive plans	—	—	9,169	—	—	9,169

Balance at December 31, 2006	48,861	$489	$516,384	$—	$348,928	$865,801

(1)	Includes adjustments resulting from the stock option review as described in Note 3, “Restatement of Consolidated Financial Statements.”

The accompanying notes are an integral part of these Consolidated Financial Statements.

PEDIATRIX MEDICAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2006	2005	2004
		As Restated(1)	As Restated(1)

Cash flows from operating activities:
Net income	$124,465	$87,509	$96,195
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	9,470	9,915	9,353
Stock-based compensation expense	20,106	11,859	2,976
Deferred income taxes	(1,736)	1,830	5,458
Gain on sale of assets	(1,630)	—	(197)
Changes in assets and liabilities:
Accounts receivable	(13,848)	(3,865)	(13,647)
Prepaid expenses and other assets	(3,815)	849	(3,142)
Other assets	(905)	(840)	921
Accounts payable and accrued expenses	30,933	39,009	20,543
Income taxes payable	14,232	16,152	5,293

Net cash provided from operating activities	177,272	162,418	123,753

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(91,838)	(91,937)	(64,853)
Purchase of investments	(78,673)	(19,130)	(12,461)
Proceeds from sales or maturities of investments	21,335	14,100	2,500
Purchase of property and equipment	(12,874)	(7,885)	(7,057)
Proceeds from sale of assets	6,102	—	1,100

Net cash used in investing activities	(155,948)	(104,852)	(80,771)

Cash flows from financing activities:
Borrowings on line of credit	123,000	195,000	103,500
Payments on line of credit	(123,000)	(249,000)	(49,500)
Payments for syndication of line of credit	—	(172)	(890)
Payments on long-term debt and capital lease obligations	(908)	(636)	(673)
Excess tax benefit from exercises of stock options and vesting of restricted stock	8,067	—	—
Proceeds from issuance of common stock	29,920	51,423	33,694
Repurchases of common stock	—	(50,000)	(149,998)

Net cash provided from (used in) financing activities	37,079	(53,385)	(63,867)

Net increase (decrease) in cash and cash equivalents	58,403	4,181	(20,885)
Cash and cash equivalents at beginning of year	11,192	7,011	27,896

Cash and cash equivalents at end of year	$69,595	$11,192	$7,011

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,039	$2,331	$1,345
Income taxes	$53,334	$34,975	$40,512

(1)	Includes adjustments resulting from the stock option review as described in Note 3, “Restatement of Consolidated Financial Statements.”

The accompanying notes are an integral part of these Consolidated Financial Statements.

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	General:

The principal business activity of Pediatrix Medical Group, Inc. and its subsidiaries (“Pediatrix” or the “Company”) is to provide neonatal, maternal fetal and other pediatric subspecialty physician services in 32 states and Puerto Rico. The Company has contracts with affiliated professional associations, corporations and partnerships (“affiliated professional contractors”), which are separate legal entities that provide physician services in certain states and Puerto Rico. The Company and its affiliated professional contractors enter into contracts with hospitals to provide physician services, which include (i) fee-for-service contracts, whereby hospitals agree, in exchange for the Company’s services, to authorize the Company and its health care professionals to bill and collect the charges for medical services rendered by the Company’s affiliated health care professionals, and (ii) administrative fee contracts, whereby the Company is assured a minimum revenue level.

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

On April 4, 2006, the Company announced that its Board of Directors authorized a two-for-one stock split of the Company’s common stock. Shareholders of record at the close of business on April 13, 2006 received one additional share of Pediatrix common stock for each share held of record on that date. The shares were issued on April 27, 2006. In order to complete the stock split, the Company’s Articles of Incorporation were amended to increase the number of authorized shares from 50 million to 100 million. Following the effective date of the stock split, the par value of the Company’s common stock remained at $.01 per share. As a result, share and per share amounts for all periods presented in the Consolidated Financial Statements and notes thereto reflect the effect of the two-for-one stock split.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet completed an evaluation of the potential impact of FAS 159.

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), “Fair Value Measures.” FAS 157 creates a common definition for fair value for recognition or disclosure purposes under generally accepted accounting principles. FAS 157 also establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company has not yet completed an evaluation of the potential impact of FAS 157.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements and is effective for fiscal years ending after November 15, 2006. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying value of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The adoption of the provisions of SAB No. 108 had no impact on the Company’s Consolidated Financial Statements at December 31, 2006.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for the Company as of the beginning of 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Based on the Company’s assessment, it recorded a decrease to opening retained earnings during the first quarter of 2007 to increase reserves for uncertain tax positions by approximately $7.7 million.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the estimated allowance for contractual adjustments and uncollectibles on accounts receivable, estimated stock-based compensation expense related to the award of stock options and restricted stock, and the estimated liabilities for self-insured amounts and claims incurred but not reported related to the Company’s professional liability risks. Actual results could differ from those estimates.

Segment Reporting

The Company operates in a regional operating structure. The results of our regional operations are aggregated into a single reportable segment for purposes of presenting financial information as outlined in Statement of Financial Accounting Standards No. 131 (“FAS 131”), “Disclosures about Segments of an Enterprise and Related Information.”

Revenue Recognition

Patient service revenue is recognized at the time services are provided by the Company’s affiliated physicians. Almost all of the Company’s patient service revenue is reimbursed by state Medicaid programs and third-party

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

insurance payors. Payments for services rendered to the Company’s patients are generally less than billed charges. The Company monitors its revenue and receivables from these sources and records an estimated contractual allowance to properly account for the anticipated differences between billed and reimbursed amounts.

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

Accounts receivable are primarily amounts due under fee-for-service contracts from third-party payors, such as insurance companies, self-insured employers and patients and government-sponsored health care programs geographically dispersed throughout the United States and its territories. Concentration of credit risk relating to accounts receivable is limited by number, diversity and geographic dispersion of the business units managed by the Company, as well as by the large number of patients and payors, including the various governmental agencies in the states in which the Company provides services. Receivables from government agencies made up approximately 23% and 24% of net accounts receivable at December 31, 2006 and 2005, respectively.

Cash Equivalents

Cash equivalents are defined as all highly liquid financial instruments with maturities of 90 days or less from the date of purchase. The Company’s cash equivalents consist principally of demand deposits, amounts on deposit in money market accounts, mutual funds, commercial paper, and funds invested in overnight repurchase agreements.

The Company holds a majority of its cash equivalents with one financial institution and the balances of its accounts at times may exceed federally insured limits.

Investments

Investments consist of held-to-maturity securities issued primarily by the U.S. Treasury, other U.S. Government corporations and agencies and states of the United States and available-for-sale securities consisting of investment grade variable rate demand bonds. Investments with remaining maturities of less than one year are classified as short-term investments.

The Company has the ability and intent to hold its held-to-maturity securities to maturity, and therefore carries such investments at amortized cost in accordance with the provisions of Financial Accounting Standards No. 115 (“FAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.”

Variable rate demand bonds are backed by municipal debt obligations with long-term contractual maturities and contain demand purchase option provisions allowing the Company to liquidate its investment in such securities over short-term intervals. Based on the provisions of these securities and the Company’s intent to carry all such securities as short-term investments, the Company has classified its variable rate demand bonds as available-for-sale short-term investments at December 31, 2006. Under the provisions of FAS 115, available-for-sale investments are carried at fair value, with any unrealized gains and losses included in comprehensive income as a separate component of shareholders’ equity.

The amortized cost associated with the Company’s available-for-sale investments held at December 31, 2006 approximates fair value. Therefore, the Company had no unrealized gains and losses reported as a separate

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

component of shareholders equity at December 31, 2006. The Company did not hold any available-for-sale investments at December 31, 2005.

Property and Equipment

Property and equipment are stated at original purchase cost. Depreciation of property and equipment is computed on the straight-line method over the estimated useful lives. Estimated useful lives are generally 20 years for buildings; three to ten years for medical equipment, computer equipment, software and furniture; and the lesser of the useful life or the remaining lease term for leasehold improvements and capital leases. Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in earnings.

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

As outlined in Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets,” goodwill is tested for impairment at a reporting unit level on an annual basis. The Company defines a reporting unit as a specific region of the United States based upon its management structure. The testing for impairment is completed using a two-step test. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, a second step is performed to determine the amount of any impairment loss. The Company completed its annual impairment test in the third quarter of 2006 and determined that goodwill was not impaired.

Long-Lived Assets

The Company is required to evaluate long-lived assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. The recoverability of such assets is measured by a comparison of the carrying value of the assets to the future undiscounted cash flows before interest charges to be generated by the assets. If long-lived assets are impaired, the impairment to be recognized is measured as the excess of the carrying value over the fair value. Long-lived assets to be disposed of are reported at the lower of the carrying value or fair value less disposal costs. The Company does not believe there are any indicators that would require an adjustment to such assets or their estimated periods of recovery at December 31, 2006 pursuant to the current accounting standards.

Common Stock Repurchases

The Company repurchases shares of its common stock as authorized from time to time by its Board of Directors. The Company treats repurchased shares of its common stock as authorized but unissued shares. The reacquisition cost of repurchased shares is recorded as a reduction in the respective components of shareholders’ equity.

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Professional Liability Coverage

The Company maintains professional liability insurance policies with third-party insurers on a claims-made basis, subject to self-insured retention, exclusions and other restrictions. The Company’s self-insured retention under its professional liability insurance program is maintained through a wholly owned captive insurance subsidiary. The Company records an estimate of liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss patterns. Liabilities for claims incurred but not reported are not discounted.

Income Taxes

The Company records deferred income taxes using the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Stock Incentive Plans and Stock Purchase Plans

The Company awards restricted stock and grants stock options to key employees under its stock incentive plans (the “Stock Incentive Plans”). As permitted under Statement of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation,” the Company accounted for stock-based compensation to employees using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations (“APB 25”) through December 31, 2005. In accordance with the intrinsic value method, compensation expense for stock options issued to employees of approximately $1.7 million and $3.0 million is reflected in the consolidated statements of income for the years ended December 31, 2005 and 2004, respectively. The Company recognizes compensation cost for stock-based compensation over the requisite service period using the graded vesting attribution method.

Compensation cost related to restricted stock awards through December 31, 2005 was based on the number of shares awarded and the quoted market price of the Company’s common stock on the date of award in accordance with the intrinsic value method prescribed by APB 25. Since the Company awarded restricted stock for the first time in the third quarter of 2005, the Company’s reported net income for the year ended December 31, 2005 includes compensation expense related to restricted stock awards calculated in accordance with APB 25.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (“FAS 123(R)”), “Share-Based Payment,” using the modified prospective application method. This statement is a revision to FAS 123, supersedes APB 25, amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” and requires companies to expense stock-based awards issued to employees. The modified prospective application method of adoption applies to new stock-based awards, changes in stock-based awards and the unvested portion of outstanding stock-based awards after the effective date.

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

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The consolidated statement of income for the year ended December 31, 2006 includes stock-based compensation expense calculated in accordance with FAS 123(R) for the Company’s Stock Incentive Plans and the Company’s employee stock purchase plans (the “Stock Purchase Plans”). In addition, the Company’s consolidated statement of cash flows for the year ended December 31, 2006 includes the excess tax benefits related to the exercise of stock options and the vesting of restricted stock as a cash inflow from financing activities. This change in cash flow presentation had the effect of decreasing cash flows from operating activities and increasing cash flows from financing activities by $8.1 million. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards,” the Company has elected to use the short-cut method to account for its historical pool of excess tax benefits related to stock-based awards. See Note 14 to the Consolidated Financial Statements for more information on the Company’s Stock Incentive Plans and Stock Purchase Plans.

Had compensation expense been determined based on the fair value accounting provisions of FAS 123 for the years ended December 31, 2005 and 2004, the Company’s net income and net income per share would have been reduced to the pro forma amounts below (in thousands, except per share data):

	Years Ended December 31,
	2005	2004
	As Restated(1)	As Restated(1)

Net income, as restated	$87,509	$96,195
Add: Stock-based compensation expense included in restated net income, net of related tax effects	7,502	1,916
Deduct: Total stock-based employee compensation expense determined under fair value accounting rules, net of related tax effects	(13,848)	(13,160)

Pro forma net income, as restated	$81,163	$84,951

Net income per share:
As restated:
Basic	$1.88	$2.02
Diluted	$1.82	$1.93
Pro forma, as restated:
Basic	$1.75	$1.78
Diluted	$1.68	$1.70

(1)	Includes adjustments resulting from the stock option review as described in Note 3, “Restatement of Consolidated Financial Statements.”

Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of outstanding options and restricted stock calculated using the treasury stock method. Under the treasury stock method, the Company calculates the assumed excess tax benefits related to the potential exercise or vesting of its stock-based awards using the sum of the average market price for the applicable period less the option price, if any, and the fair value of the stock-based award on the date of grant multiplied by the applicable tax rate.

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the financial impact of recognizing additional non-cash stock-based compensation expense by category of error. The expense has been recorded over the respective awards service periods and, in instances requiring variable accounting, until the awards were exercised, forfeited or expired unexercised (in thousands):

	Decrease to Income Before Income Taxes
			Subsequent			Administrative
		Unfinalized	Granting		Shareholder	Error and
	Backdated	List	Action	New Hire	Action	Other		Income Tax	Decrease to
Period	Options	Options	Options	Options	Options	Options	Total	Benefit	Net Income

1995	$—	$—	$—	$11	$—	$7	$18	$3	$15
1996	—	—	1,250	63	5,201	32	6,546	445	6,101
1997	1,102	—	2,362	57	2,552	28	6,101	684	5,417
1998	2,330	—	2,196	102	947	2	5,577	1,859	3,718
1999	1,139	—	2,222	260	1	—	3,622	1,103	2,519
2000	389	—	669	104	—	387	1,549	508	1,041
2001	15	—	624	30	—	754	1,423	366	1,057
2002	15	142	951	13	—	565	1,686	410	1,276
2003	3	645	928	4	—	214	1,794	690	1,104

Total impact through 2003	4,993	787	11,202	644	8,701	1,989	28,316	6,068	22,248
2004	—	394	2,495	2	—	85	2,976	892	2,084
First quarter 2005	—	54	522	—	—	7	583	129	454
Second quarter 2005	—	21	317	—	—	3	341	1	340
Third quarter 2005	—	31	340	—	—	3	374	10	364
Fourth quarter 2005	—	28	324	—	—	3	355	(15)	370

2005 full year	—	134	1,503	—	—	16	1,653	125	1,528
Total impact through 2005	$4,993	$1,315	$15,200	$646	$8,701	$2,090	$32,945	$7,085	$25,860

Adjustments resulting from the stock option review to the three months ended March 31, 2006 are reflected in Note 17, “Selected Quarterly Financial Information (Unaudited).”

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

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the effect of the restatement adjustments by financial statement line item for the Consolidated Statements of Income for the years ended December 31, 2005 and 2004 (in thousands, except per share data):

	Year Ended December 31, 2005			Year Ended December 31, 2004
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Net patient service revenue	$693,700	$—	$693,700	$619,629	$—	$619,629

Operating expenses:
Practice salaries and benefits	393,137	582	393,719	350,354	980	351,334
Practice supplies and other operating expenses	27,678	—	27,678	24,254	—	24,254
General and administrative expenses	115,304	1,071	116,375	79,445	1,996	81,441
Depreciation and amortization	9,915	—	9,915	9,353	—	9,353

Total operating expenses	546,034	1,653	547,687	463,406	2,976	466,382

Income from operations	147,666	(1,653)	146,013	156,223	(2,976)	153,247
Investment income	1,177	—	1,177	893	—	893
Interest expense	(2,262)	—	(2,262)	(1,295)	—	(1,295)

Income before income taxes	146,581	(1,653)	144,928	155,821	(2,976)	152,845
Income tax provision	57,544	(125)	57,419	57,542	(892)	56,650

Net income	$89,037	$(1,528)	$87,509	$98,279	$(2,084)	$96,195

Per share data:
Net income per common and common equivalent share:
Basic	$1.92	$(0.04)	$1.88	$2.06	$(0.04)	$2.02

Diluted	$1.86	$(0.04)	$1.82	$1.99	$(0.06)	$1.93

Weighted average shares used in computing net income per common and common equivalent share:
Basic	46,484	—	46,484	47,662	—	47,662

Diluted	47,859	181	48,040	49,494	241	49,735

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the effect of the restatement adjustments by financial statement line item for the Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004 (in thousands):

	Year Ended December 31, 2005			Year Ended December 31, 2004
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Cash flows from operating activities:
Net income	$89,037	$(1,528)	$87,509	$98,279	$(2,084)	$96,195
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	9,915	—	9,915	9,353	—	9,353
Stock-based compensation expense	10,206	1,653	11,859	—	2,976	2,976
Deferred income taxes	1,551	279	1,830	5,811	(353)	5,458
Gain on sale of assets	—	—	—	(197)	—	(197)
Changes in assets and liabilities:
Accounts receivable	(3,865)	—	(3,865)	(13,647)	—	(13,647)
Prepaid expenses and other current assets	849	—	849	(3,142)	—	(3,142)
Other assets	(840)	—	(840)	921	—	921
Accounts payable and accrued expenses	35,758	3,251	39,009	16,637	3,906	20,543
Income taxes payable	19,807	(3,655)	16,152	9,738	(4,445)	5,293

Net cash provided from operating activities	162,418	—	162,418	123,753	—	123,753

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(91,937)	—	(91,937)	(64,853)	—	(64,853)
Purchase of investments	(19,130)	—	(19,130)	(12,461)	—	(12,461)
Maturities of investments	14,100	—	14,100	2,500	—	2,500
Purchase of property and equipment	(7,885)	—	(7,885)	(7,057)	—	(7,057)
Proceeds from sale of assets	—	—	—	1,100	—	1,100

Net cash used in investing activities	(104,852)	—	(104,852)	(80,771)	—	(80,771)

Cash flows from financing activities:
Borrowings on line of credit	195,000	—	195,000	103,500	—	103,500
Payments on line of credit	(249,000)	—	(249,000)	(49,500)	—	(49,500)
Payments to amend line of credit	(172)	—	(172)	(890)	—	(890)
Payments on long-term debt and capital lease obligations	(636)	—	(636)	(673)	—	(673)
Proceeds from issuance of common stock	51,423	—	51,423	33,694	—	33,694
Repurchases of common stock	(50,000)	—	(50,000)	(149,998)	—	(149,998)

Net cash used in financing activities	(53,385)	—	(53,385)	(63,867)	—	(63,867)

New increase (decrease) in cash and cash equivalents	4,181	—	4,181	(20,885)	—	(20,885)
Cash and cash equivalents at beginning of period	7,011	—	7,011	27,896	—	27,896

Cash and cash equivalents at the end of period	$11,192	$—	$11,192	$7,011	$—	$7,011

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$2,331	$—	$2,331	$1,345	$—	$1,345
Income taxes	$34,975	$—	$34,975	$40,512	$—	$40,512

4.	Investments:

Investments consist of held-to-maturity securities issued primarily by the U.S. Treasury, other U.S. Government corporations and agencies and states of the United States and available-for-sale securities consisting of investment grade variable rate demand bonds. At December 31, 2006 and December 31, 2005, the Company’s

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investments consisted of the following short-term investments with remaining maturities of less than one year and long-term investments with maturities of one to two years (in thousands):

	December 31, 2006		December 31, 2005
	Short-Term	Long-Term	Short-Term	Long-Term

Variable Rate Demand Bonds	$51,850	$—	$—	$—
U.S. Treasury Securities	5,867	500	5,969	—
Federal Home Loan Securities	3,497	1,494	3,471	1,505
Municipal Debt Securities	3,946	4,675	—	2,566
Commercial Paper	—	—	497	—

Federal Farm Credit Bank Discount Note	500	—	983	—

	$65,660	$6,669	$10,920	$4,071

5.	Accounts Receivable and Net Patient Service Revenue:

Accounts receivable consists of the following (in thousands):

	December 31,
	2006	2005

Gross accounts receivable	$391,653	$330,891
Allowance for contractual adjustments and uncollectibles	(266,080)	(219,166)

	$125,573	$111,725

Net patient service revenue consists of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004

Gross patient service revenue	$2,273,529	$1,900,646	$1,584,155
Contractual adjustments and uncollectibles	(1,500,339)	(1,247,723)	(1,001,902)
Hospital contract administrative fees	45,364	40,777	37,376

	$818,554	$693,700	$619,629

Accounts receivable of $125.6 million and $111.7 million at December 31, 2006 and 2005, respectively, consist primarily of amounts due from Medicaid programs and third-party insurance payors for services provided by the Company’s affiliated physicians.

Net patient service revenue of $818.6 million, $693.7 million and $619.6 million for the years ended December 31, 2006, 2005 and 2004, respectively, consists primarily of gross billed charges for services provided by the Company’s affiliated physicians less an estimated allowance for contractual adjustments and uncollectibles to properly account for the anticipated differences between gross billed charge amounts and expected reimbursement amounts.

During 2006, the Company realized a slight increase in contractual adjustments and uncollectibles as a percentage of gross patient service revenue primarily due to changes in reimbursement for its services occurring early in the first quarter of 2006 related to a new billing code introduced by the American Medical Association and annual price increases. Although the new code introduced by the American Medical Associated resulted in overall improved reimbursement to the Company, the related claims are paid at a lower percentage of the Company’s gross billed amounts which results in a higher contractual adjustment percentage.

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s annual price increases for 2006 also increased contractual adjustments and uncollectibles as a percentage of gross patient service revenue. This increase is primarily due to government-sponsored health care programs, like Medicaid, that generally provide for reimbursements on a fee-schedule basis rather than on a gross charge basis. When the Company bills government-sponsored health care programs, like other payors, on a gross charge basis, it also increases its provision for contractual adjustments and uncollectibles by the amount of any price increase, resulting in a higher contractual adjustment percentage.

During 2005, the Company realized an increase in contractual adjustments and uncollectibles as a percentage of gross patient service revenue primarily due to an increase in the government component of its payor mix and the impact of annual price increases. Since government-sponsored health care programs typically pay claims at a lower percentage of the Company’s gross charges than other third-party payors, an increase in the government component of the Company’s payor mix reduces its average reimbursement rate and results in a higher contractual adjustment percentage.

6.	Property and Equipment:

Property and equipment consists of the following (in thousands):

	December 31,
	2006	2005

Building	$8,056	$8,056
Land	2,032	2,032
Equipment and furniture	60,569	54,372

	70,657	64,460
Accumulated depreciation	(40,718)	(36,605)

	$29,939	$27,855

At December 31, 2006 and 2005, property and equipment includes medical and other equipment held under capital leases of approximately $1.3 million and $1.0 million, respectively, and related accumulated depreciation of approximately $1.0 million and $727,000, respectively. The Company recorded depreciation expense of approximately $7.2 million, $6.9 million and $7.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

7.	Goodwill and Other Assets:

Other assets consist of the following (in thousands):

	December 31,
	2006	2005

Other intangible assets	$7,195	$8,214
Other assets	19,479	15,542

	$26,674	$23,756

At December 31, 2006, other intangible assets consisted of amortizable hospital, state and other contracts; physician and hospital agreements; and patents and other agreements with gross carrying amounts of approximately $15.7 million, less accumulated amortization of approximately $8.5 million. At December 31, 2005, other intangible assets consisted of amortizable hospital, state and other contracts; physician and hospital agreements; and patents and other agreements with gross carrying amounts of approximately $14.5 million, less accumulated amortization of approximately $6.3 million. Other intangible assets with finite lives are amortized on either an

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accelerated basis based on the annual undiscounted economic cash flows associated with the particular intangible asset or on a straight-line basis over their estimated useful lives.

Amortization expense related to other intangible assets for the years ended December 31, 2006, 2005 and 2004 was approximately $2.3 million, $3.0 million and $2.0 million, respectively. Amortization expense on other intangible assets for the years 2007 through 2011 is expected to be approximately $1.8 million, $948,000, $564,000, $389,000 and $288,000, respectively. The remaining weighted average amortization period of other intangible assets is 6.5 years.

Other assets of $19.5 million and $15.5 million at December 31, 2006 and 2005, respectively, consist primarily of the cash value of life insurance related to the Company’s deferred compensation arrangements and other long-term assets.

During 2006, the Company completed the acquisition of eight physician group practices for $89.3 million, inclusive of transaction costs. In addition, the Company paid $2.5 million during 2006 pursuant to certain contingent purchase price provisions related to prior year acquisitions. In connection with these acquisitions, the Company recorded goodwill of approximately $90.2 million, other intangible assets of approximately $1.3 million, fixed assets of approximately $560,000 and liabilities of approximately $222,000. Goodwill of approximately $90.2 million and related to these acquisitions represents the only change in the carrying amount of goodwill for the year ended December 31, 2006. During 2005, the Company completed the acquisition of 13 physician group practices. In connection with these acquisitions, the Company recorded goodwill of approximately $91.2 million, other intangible assets of approximately $2.2 million, fixed assets of approximately $296,000 and liabilities of approximately $1.8 million. Goodwill of approximately $91.2 million and related to these acquisitions represents the only change in the carrying amount of goodwill for the year ended December 31, 2005.

Certain purchase agreements related to the Company’s 2006 and 2005 acquisitions contain contingent purchase price provisions based on volume and other performance measures. Potential payments under these provisions are not contingent upon the future employment of the sellers. The amount of the payments due under these provisions cannot be determined until the specific targets or measures are attained. In some cases, the sellers are eligible for annual contingent purchase price payments over a three to five year period based on the growth in profitability of the physician practice with no stated limit on the annual payment amount. Under all other contingent purchase price provisions, payments of up to $10 million may be due through 2011 as of December 31, 2006.

The results of operations of the practices acquired in 2006 and 2005 have been included in the Company’s Consolidated Financial Statements from the dates of acquisition. The following unaudited pro forma information combines the consolidated results of operations of the Company and the acquisitions completed during 2006 and 2005 as if the transactions had occurred on January 1, 2005 (in thousands, except per share data):

	Years Ended December 31,
	2006	2005
		As Restated(1)

Net patient service revenue	$830,992	$752,495
Net income	127,776	102,338
Net income per share:
Basic	$2.67	$2.20
Diluted	$2.59	$2.13

(1)	Includes adjustments resulting from the stock option review as described in Note 3, “Restatement of Consolidated Financial Statements.”

The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2006	2005
		As Restated(1)

Accounts payable	$5,945	$5,632
Accrued salaries and bonuses	103,434	69,089
Accrued payroll taxes and benefits	13,414	12,297
Accrued professional liability risks	55,773	39,390
Medicaid settlement reserve (Note 11)	—	25,100
Accrual for uncertain tax positions	19,623	16,701
Other accrued expenses	8,363	7,410

	$206,552	$175,619

(1)	Includes adjustments resulting from the stock option review as described in Note 3, “Restatement of Consolidated Financial Statements.”

At December 31, 2006 and 2005, accrued salaries and bonuses of $103.4 million and $69.1 million, respectively, consist primarily of amounts due under the Company’s performance-based incentive compensation program. The increase in accrued salaries and bonuses of $34.3 million in 2006 is attributable to the growth in the Company’s physician incentive compensation program due to same-unit growth and operational improvements at the physician practice level.

At December 31, 2006 and 2005, accrued professional liability risks of $55.8 million and $39.4 million, respectively, consist of the Company’s liabilities for self-insured retention under its professional liability insurance program and an estimate of liabilities for claims incurred but not reported based on an actuarial valuation. The increase in accrued professional liability risks of $16.4 million in 2006 is attributable to an increase in the Company’s self-insured retention limits and the growth in the Company’s affiliated physician base due to acquisitions and same-unit growth.

9.	Line of Credit, Long-Term Debt and Capital Lease Obligations:

The Company has a $225 million Line of Credit, which matures in July 2009 and includes a $25 million subfacility for the issuance of letters of credit. At the Company’s option, the Line of Credit bears interest at (i) the base rate (defined as the higher of the Federal Funds Rate plus .5% or the Bank of America prime rate) or (ii) the Eurodollar rate plus an applicable margin rate ranging from .75% to 1.75% based on the Company’s consolidated leverage ratio. The Line of Credit is collateralized by substantially all of the Company’s assets. The Company is subject to certain covenants and restrictions specified in the Line of Credit, including covenants that require the Company to maintain a minimum level of net worth and that restrict the Company from paying dividends and making certain other distributions as specified therein. Failure to comply with these covenants and restrictions would constitute an event of default under the Line of Credit, notwithstanding the Company’s ability to meet its debt service obligations. The Line of Credit includes various customary remedies for lenders following an event of default.

As a result of the stock option review as described in Note 3, “Restatement of Consolidated Financial Statements,” the Company and each of the lenders under the Line of Credit entered into Consent to Extension Agreements that provided extensions for the Company’s delivery of financial statements and related certifications. The most recent Consent to Extension Agreement provides an extension until August 14, 2007 for the delivery of financial statements and certifications relating to the quarters ended June 30, 2006, September 30, 2006 and

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2007 and the year ended December 31, 2006. The Consent to Extension Agreement also waives any default or event of default relating to the Company’s failure to deliver an annual budget within the required time period provided the budget is delivered by August 14, 2007. The Company intends to deliver the budget and all required financial statements and certifications on or before this date.

At December 31, 2006, the Company believes it was in compliance with the financial covenants and other restrictions applicable under the Line of Credit. The Company had no outstanding principal balance under the Line of Credit at December 31, 2006. The Company has outstanding letters of credit associated with its professional liability insurance program which reduced the amount available under the Line of Credit by $25 million at December 31, 2006. The weighted average interest rate on the letters of credit was 1.0% at December 31, 2006. At December 31, 2006, the Company had an available balance on the Line of Credit of $200 million.

During 2005, the Company entered into an agreement in connection with an acquisition that requires post-closing consideration of $750,000 to be paid in three annual installments of $250,000 on February 4, 2006, 2007, and 2008. The balance of the note at December 31, 2006 is $500,000.

During 2001, the Company issued a $1.8 million promissory note in connection with an acquisition. The promissory note accrued interest at 5.5%, required principal payments in five equal installments of $350,000, and matured on September 7, 2006. At December 31, 2006, the Company had no outstanding balance on this promissory note.

Long-term debt, including capital lease obligations, consists of the following (in thousands):

	December 31,
	2006	2005

Long-term debt	$500	$1,100
Capital lease obligations	360	404

Total	860	1,504
Current portion of long-term debt and capital lease obligations	(483)	(882)

Long-term debt and capital lease obligations	$377	$622

The amounts due under the terms of the Company’s long-term debt, including capital lease obligations, at December 31, 2006 are as follows: 2007 - $483,000; 2008 — $293,000; 2009 — $71,000 and; 2010 — $13,000.

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes:

The components of the income tax provision (benefit) are as follows (in thousands):

	December 31,
	2006	2005	2004
		As Restated(1)	As Restated(1)

Federal:
Current	$73,938	$52,341	$51,294
Deferred	(1,571)	1,588	5,207

	72,367	53,929	56,501

State:
Current	4,611	3,248	(101)
Deferred	(165)	242	250

	4,446	3,490	149

Total	$76,813	$57,419	$56,650

(1)	Includes adjustments resulting from the stock option review as described in Note 3, “Restatement of Consolidated Financial Statements.”

The Company files its tax return on a consolidated basis with its subsidiaries. The remaining affiliated professional contractors file tax returns on an individual basis.

The effective tax rate on income was 38.16%, 39.62% and 37.06% for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in the tax rates for 2006 and 2005 is primarily due to the non-deductibility of a portion of the increase in the estimated reserve related to the settlement of the Company’s national Medicaid and TRICARE investigation.

The differences between the effective rate and the United States federal income tax statutory rate are as follows (in thousands):

	December 31,
	2006	2005	2004
		As Restated(1)	As Restated(1)

Tax at statutory rate	$70,448	$50,730	$53,508
State income tax, net of federal benefit	2,890	2,269	97
Medicaid settlement reserve and other penalties	508	2,768	—
Non-deductible expenses	671	455	423
Change in accrual estimates relating to uncertain tax positions	2,195	1,306	3,152
Other, net	101	(109)	(530)

Income tax provision	$76,813	$57,419	$56,650

(1)	Includes adjustments resulting from the stock option review as described in Note 3, “Restatement of Consolidated Financial Statements.”

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31, 2006			December 31, 2005
	Total	Current	Non-Current	Total	Current	Non-Current
				As Restated(1)	As Restated(1)	As Restated(1)

Allowance for uncollectible accounts	$18,778	$18,778	$—	$15,809	$15,809	$—
Net operating loss carryforward	399	399	—	924	924	—
Amortization	184	—	184	428	—	428
Reserves and accruals	18,989	14,557	4,432	16,902	13,110	3,792
Other	406	406	—	87	87	—
Stock-Based Compensation	7,689	4,495	3,194	5,154	3,941	1,213

Total deferred tax assets	46,445	38,635	7,810	39,304	33,871	5,433

Accrual to cash adjustment	(8,050)	(8,050)	—	(9,422)	(9,422)	—
Property and equipment	(1,023)	—	(1,023)	(3,119)	—	(3,119)
Amortization	(40,871)	—	(40,871)	(31,743)	—	(31,743)
Other	(204)	(16)	(188)	(237)	(49)	(188)

Total deferred tax liabilities	(50,148)	(8,066)	(42,082)	(44,521)	(9,471)	(35,050)

Net deferred tax asset (liability)	$(3,703)	$30,569	$(34,272)	$(5,217)	$24,400	$(29,617)

(1)	Includes adjustments resulting from the stock option review as described in Note 3, “Restatement of Consolidated Financial Statements.”

The income tax benefit related to the exercise of stock options, the purchase of shares under the Company’s non-qualified employee stock purchase plan and the vesting of restricted stock in excess of amounts recorded as equity compensation expense reduces taxes currently payable and is credited to additional paid-in capital. Such amounts totaled approximately $9.2 million, $16.4 million and $12.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company has net operating loss carryforwards for federal and state tax purposes totaling approximately $1.1 million, $2.6 million and $635,000 at December 31, 2006, 2005 and 2004, respectively, expiring at various times commencing in 2022. The decrease in net operating loss carryforwards of $1.5 million in 2006, and the increase of $2.0 million in 2005 are primarily due to timing differences related to the recognition of income for tax purposes associated with physician practice acquisitions.

The Company and the affiliated professional contractors are subject to federal and state audits through the normal course of operations. Management regularly evaluates its tax risks as required by generally accepted accounting principles and, accordingly, has recorded provisions for unasserted contingent claims. The Company includes interest related to income tax liabilities in income tax expense.

11.	Commitments and Contingencies:

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

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In November 2006, the Company was notified that the FTC closed its investigation of the Company’s acquisition of Magella and its business practices generally with a finding that no further action is warranted. See Item 1. Business — “Government Regulation — Antitrust.”

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

As part of the Federal Settlement Agreement, the Company entered into a five-year Corporate Integrity Agreement with the OIG. The Corporate Integrity Agreement acknowledges the existence of the Company’s comprehensive Compliance Plan, which provides for policies and procedures aimed at ensuring the Company’s adherence with federal healthcare program (“FHC Program”) requirements and requires the Company to maintain the Compliance Plan in full operation for the term of the Corporate Integrity Agreement. See Item 1. Business — “Government Regulation — Compliance Plan.” In addition, the Corporate Integrity Agreement requires, among other things, that the Company must comply with the following integrity obligations during the term of the Corporate Integrity Agreement:

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

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Failure to comply with the Company’s duties under the Corporate Integrity Agreement could result in substantial monetary penalties and in the case of a material breach, could even exclude the Company from participating in FHC Programs. Management believes the Company was in compliance with the Corporate Integrity Agreement as of December 31, 2006.

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

The Company has received three letters from shareholders demanding that the Company’s Board of Directors initiate legal proceedings against certain current and former officers and directors for, among other things, breaches

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of fiduciary duty in connection with the Company’s historical stock option granting practices. These demands have been reviewed by a special committee (“Special Committee”) of the Company’s Board of Directors in connection with the review of the Company’s stock option practices. The Special Committee has considered the matter and has determined that it is not in the best interest of the Company to take further action with respect to the Company’s current management or directors. The Special Committee is still considering whether any future action should be taken regarding any former management or directors. The Company cannot predict whether any derivative actions will result from the shareholder demands and, if so, their outcomes.

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

The Company leases space for its regional offices and medical offices, storage space and temporary housing of medical staff. In May 2006, the Company purchased a previously leased aircraft and immediately sold the aircraft for approximately $6.1 million. Rent expense for the years ended December 31, 2006, 2005 and 2004 was approximately $10.5 million, $10.2 million and $8.5 million, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2006 are as follows (in thousands):

2007	$10,170
2008	8,288
2009	6,718
2010	5,175
2011	3,928
Thereafter	3,165

$37,444

12.	Retirement Plan:

The Company maintains two qualified contributory savings plans as allowed under Section 401(k) of the Internal Revenue Code and Section 1165(e) of the Puerto Rico Income Tax Act of 1954 (the “401(k) Plans”). The 401(k) Plans permit participant contributions and allow elective Company contributions based on each participant’s contribution. Participants may defer a percentage of their annual compensation subject to the limits defined in the 401(k) Plans. The Company recorded an expense of $8.9 million, $8.7 million and $6.7 million for the years ended December 31, 2006, 2005 and 2004, respectively, related to the 401(k) Plans.

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Net Income Per Common and Common Equivalent Share:

The calculation of basic and diluted net income per share for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands, except for per share data):

	Years Ended December 31,
	2006	2005	2004
		As Restated(1)	As Restated(1)

Basic:
Net income applicable to common stock	$124,465	$87,509	$96,195

Weighted average number of common shares outstanding	47,924	46,484	47,662

Basic net income per share	$2.60	$1.88	$2.02

Diluted:
Net income applicable to common stock	$124,465	$87,509	$96,195

Weighted average number of common shares outstanding	47,924	46,484	47,662
Weighted average number of dilutive common share equivalents	1,463	1,556	2,073

Weighted average number of common and common equivalent shares outstanding	49,387	48,040	49,735

Diluted net income per share	$2.52	$1.82	$1.93

(1)	Includes adjustments resulting from the stock option review as described in Note 3, “Restatement of Consolidated Financial Statements.”

At December 31, 2006, 2005 and 2004, the Company had approximately 68,000, 66,000 and 124,000 anti-dilutive outstanding employee stock options, respectively, that have been excluded from the computation of diluted earnings per share. At December 31, 2006 and 2005, the Company had approximately 188,000 and 676,000 shares, respectively, of anti-dilutive unvested restricted stock that have been excluded from the computation of earnings per share.

14.	Stock Incentive Plans and Stock Purchase Plans:

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

Under the 2004 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. The Company recognizes compensation expense related to its restricted stock awards ratably over the corresponding vesting periods. During the year ended December 31, 2006, the Company granted 682,011 stock options and awarded 191,268 shares of restricted stock to

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

key employees under the 2004 Incentive Plan. At December 31, 2006, the Company had approximately 1.9 million shares available for future grants and awards under the 2004 Incentive Plan.

Effective January 1, 2006, the Company’s Stock Purchase Plans were amended such that employee purchases after December 31, 2005 are made at 85% of the closing price of the stock as of the purchase date. Effective October 1, 2006, the Company’s Stock Purchase Plans were amended to provide for purchase dates on March 31st, June 30th, September 30th and December 31st of each year. Prior to October 1, 2006, the purchase dates under the Stock Purchase Plans were April 1st and October 1st of each year. In accordance with the provisions of FAS 123(R), the Company recognizes stock-based compensation expense for the 15% discount received by participating employees. During the year ended December 31, 2006, approximately 94,000 shares were issued under the Company’s Stock Purchase Plans. At December 31, 2006, the Company had approximately 199,000 shares reserved under the Stock Purchase Plans.

Inclusive of the restatement described in Note 3, the Company recognized approximately $20.1 million, $11.9 million and $3.0 million of stock-based compensation expense related to its Stock Incentive Plans and Stock Purchase Plans during the years ended December 31, 2006, 2005 and 2004, respectively. The after-tax impact of stock-based compensation expense on net income was approximately $12.4 million, $7.2 million and $1.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The activity related to the Company’s restricted stock awards and the corresponding weighted average grant-date fair values are as follows:

	Number of	Weighted Average
	Shares	Fair Value

Non-vested shares at December 31, 2004	—	$—
Awarded	676,128	$38.26
Forfeited	(1,000)	$38.26
Vested	—	$—

Non-vested shares at December 31, 2005	675,128	$38.26
Awarded	191,268	$44.70
Forfeited	(9,103)	$40.56
Vested	(293,975)	$38.26

Non-vested shares at December 31, 2006	563,318	$40.41

The aggregate fair value of the 293,975 restricted shares that vested during the year ended December 31, 2006 was approximately $11.2 million.

At December 31, 2006, the total stock-based compensation cost related to non-vested restricted stock remaining to be recognized as compensation expense over a weighted-average period of approximately 1.9 years is $9.7 million.

Pertinent information covering stock option transactions related to the Company’s Stock Incentive Plans is summarized in the table below.

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Weighted
			Average
	Number of	Option Price	Exercise	Expiration
	Shares	Per Share(1)	Price(1)	Date

Outstanding at December 31, 2003	7,210,940	$2.50-$30.50	$14.65	2004-2013
Granted	1,840,300	$29.07-$34.86	$30.50
Canceled	(33,946)	$2.50-$30.00	$14.59
Exercised	(2,499,414)	$2.50-$28.51	$12.45

Outstanding at December 31, 2004	6,517,880	$3.38-$34.86	$19.96	2005-2014
Granted	116,000	$31.59-$37.30	$36.14
Canceled	(110,814)	$9.44-$33.61	$20.02
Exercised	(2,771,328)	$3.38-$34.86	$17.36

Outstanding at December 31, 2005	3,751,738	$3.53-$37.30	$22.51	2006-2015
Granted	682,011	$43.15-$50.34	$45.16
Canceled	(91,017)	$9.44-$50.34	$32.48
Exercised	(1,127,418)	$3.53-$34.05	$22.89

Outstanding at December 31, 2006	3,215,314	$3.53-$50.34	$27.04	2007-2016

Exercisable at December 31, 2006	2,153,969	$3.53-$37.30	$20.80

(1)	The option price and weighted average exercise price per share is as of December 31, 2006 and does not reflect any increase in the exercise price of certain options under a program adopted by the Company’s Board of Directors in 2007. See Note 3, “Restatement of Consolidated Financial Statements.”

The Company issues new shares of its common stock upon exercise of its stock options. The fair value of each stock option or share to be issued is estimated on the date of grant using the Black-Scholes option-pricing model with weighted average assumptions for expected volatility, expected life, risk-free interest rate and dividend yield.

Expected volatility is estimated using sequential periods of historical price data related to the Company’s common stock. For stock options granted during the year ended December 31, 2006, the expected volatility related to the Company’s share price ranged from 26% to 37%. The Company assigns expected lives and corresponding risk-free interest rates to two separate homogenous employee groups consisting of officers and all other employees. The Company evaluates the estimated expected lives assigned to its two employee groups using historical exercise data, taking into consideration the impact of partial life cycle data, contractual term and post-vesting cancellations. The weighted average expected lives for officers and all other employees were primarily four years and three and one-half years, respectively, for stock options granted during the year ended December 31, 2006. Risk-free interest rates for both employee groups ranged from 4.4% to 5.0% for stock options granted during the year ended December 31, 2006. The Company used a dividend yield assumption of 0% for 2006.

For the years ended December 31, 2005 and 2004, the expected volatility related to the Company’s share price was 26% and 43%, respectively. For the years ended December 31, 2005 and 2004, the Company assigned expected lives and corresponding risk-free interest rates to three separate homogenous employee groups consisting of officers, physicians and all other employees. The weighted average expected life for officers was three years with corresponding risk-free interest rates of 3.7% and 2.9% for the years ended December 31, 2005 and 2004, respectively. The weighted average expected life for physicians was four years with corresponding risk-free interest rates of 3.6% and 2.6% for the years ended December 31, 2005 and 2004, respectively. The weighted average expected life for all other employees was three and one-half years with corresponding risk-free interest rates of 3.9% and 2.3% for the years ended December 31, 2005 and 2004, respectively. The Company used a dividend yield assumption of 0% for both 2005 and 2004.

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average grant date fair value for stock options granted during the years ended December 31, 2006, 2005 and 2004 was $14.13, $10.00 and $13.36, respectively (which averages for 2005 and 2004 reflect the restatement of the Company’s Consolidated Financial Statements for these periods). The weighted average remaining contractual life on outstanding and exercisable stock options of 3,215,314 and 2,153,969 at December 31, 2006 is approximately 6.7 years and 5.8 years, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004 was approximately $26.1 million, $54.3 million and $47.7 million, respectively. At December 31, 2006, the total stock-based compensation cost related to non-vested stock options remaining to be recognized as compensation expense over a weighted-average period of approximately 2.4 years is $5.7 million.

At December 31, 2006, the aggregate intrinsic value of the 3,215,314 outstanding stock options and the 2,153,969 exercisable stock options presented above is approximately $70.3 million and $60.5 million, respectively. The excess tax benefit related to the exercise of stock options and the vesting of restricted stock for the years ended December 31, 2006, 2005 and 2004 was approximately $9.2 million, $16.4 million and $12.2 million, respectively.

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

In 1999, the Board of Directors of the Company adopted a Preferred Share Purchase Rights Plan (the “Rights Plan”) under which each outstanding share of the Company’s common stock includes one preferred share purchase right (“Right”) entitling the registered holder, subject to the terms of the Rights Plan, to purchase from the Company a one-thousandth of a share of the Company’s series A junior participating preferred stock. Each Right entitles the shareholder to purchase from the Company one two-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock (the “Preferred Shares”) (or in certain circumstances, cash, property or other securities). Each Right has an initial exercise price of $75.00 for one two-thousandth of a Preferred Share (subject to adjustment). The Rights will be exercisable only if a person or group acquires 15% or more of the Company’s common stock or announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of the common stock. Upon such occurrence, each Right will entitle it’s registered holder (other than such person or group of affiliated or associated persons) to purchase, at the Right’s then-current exercise price, a number of the Company’s common shares having a market value of twice such price. The final expiration date of the Rights is the close of business on March 31, 2009 (the “Final Expiration Date”). The Board of Directors of the Company may, at its option, as approved by a Majority Director Vote (as defined in the Rights Plan), at any time prior to the earlier of (i) the time that any person or entity becomes an Acquiring Person (as defined in the Rights Plan), and (ii) the Final Expiration Date, redeem all but not less than all of the then outstanding Rights at a redemption price of $.0025 per Right, as such amount may be appropriately adjusted to reflect any stock split, stock dividend or similar transaction. The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board of Directors of the Company, in its sole discretion, may establish (as approved by a Majority Director Vote).

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Selected Quarterly Financial Information (Unaudited):

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters ended December 31, 2006 and 2005 (in thousands, except for per share data):

	2006 Quarters
	First	Second	Third	Fourth
	As Restated(1)

Net patient service revenue	$187,679	$203,807	$215,755	$211,313

Operating expenses:
Practice salaries and benefits(2)	112,569	114,419	120,836	120,674
Practice supplies and other operating expenses	7,802	8,604	8,092	8,557
General and administrative expenses(2)	27,392	24,820	27,971	28,874
Depreciation and amortization	2,348	2,404	2,308	2,410

Total operating expenses	150,111	150,247	159,207	160,515

Income from operations	37,568	53,560	56,548	50,798
Investment income	450	478	1,173	1,735
Interest expense	(409)	(411)	(122)	(90)

Income before income taxes	37,609	53,627	57,599	52,443
Income tax provision	14,182	20,169	22,434	20,028

Net income	$23,427	$33,458	$35,165	$32,415

Per share data:
Net income per common and common equivalent share:
Basic	$0.50	$0.70	$0.73	$0.67

Diluted	$0.48	$0.68	$0.71	$0.65

Weighted average shares used in computing net income per common and common equivalent share:
Basic	47,268	48,003	48,184	48,290

Diluted	48,906	49,461	49,515	49,714

(1)	Includes adjustments resulting from the stock option review as described in Note 3, “Restatement of Consolidated Financial Statements.”

(2)	Effective January 1, 2006, the Company recorded compensation expense related to stock-based awards using the fair-value-based measurement method prescribed by FAS 123(R). See Notes 2 and 14 to the Consolidated Financial Statements for additional information regarding our Stock Incentive Plans and Stock Purchase Plans.

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the effects of adjustments made to the Company’s previously reported quarterly financial information for the three months ended March 31, 2006 as a result of the restatement (in thousands, except for per share data):

	Three Months Ended March 31, 2006
	As Reported	Adjustments	As Restated(1)

Net patient service revenue	$187,679	$—	$187,679

Operating expenses:
Practice salaries and benefits	112,483	86	112,569
Practice supplies and other expenses	7,802	—	7,802
General and administrative expenses	27,238	154	27,392
Depreciation and amortization	2,348	—	2,348

Total operating expenses	149,871	240	150,111

Income from operations	37,808	(240)	37,568
Investment income	450	—	450
Interest expense	(409)	—	(409)

Income before income taxes	37,849	(240)	37,609
Income tax provision	14,099	83	14,182

Net Income	$23,750	$(323)	$23,427

Per share data:
Net income per common and common equivalent share:
Basic	$0.50	$—	$0.50

Diluted	$0.49	$(0.01)	$0.48

Weighted average shares used in computing net income per common and common equivalent share:
Basic	47,268	—	47,268

Diluted	48,844	62	48,906

(1)	Includes adjustments resulting from the stock option review as described in Note 3, “Restatement of Consolidated Financial Statements.”

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005 Quarters
	First	Second	Third	Fourth
	As Restated(1)	As Restated(1)	As Restated(1)	As Restated(1)

Net patient service revenue	$164,150	$173,756	$178,099	$177,695

Operating expenses:
Practice salaries and benefits	98,003	98,268	99,201	98,247
Practice supplies and other operating expenses	6,250	6,844	7,015	7,569
General and administrative expenses(2)	28,512	22,579	25,105	40,179
Depreciation and amortization	2,647	2,529	2,339	2,400

Total operating expenses	135,412	130,220	133,660	148,395

Income from operations	28,738	43,536	44,439	29,300
Investment income	177	199	267	534
Interest expense	(840)	(846)	(367)	(209)

Income before income taxes	28,075	42,889	44,339	29,625
Income tax provision	10,546	16,102	16,646	14,125

Net income	$17,529	$26,787	$27,693	$15,500

Per share data:
Net income per common and common equivalent share:
Basic	$0.39	$0.58	$0.59	$0.33

Diluted	$0.37	$0.56	$0.57	$0.32

Weighted average shares used in computing net income per common and common equivalent share:
Basic	45,380	46,231	46,876	47,415

Diluted	47,101	47,819	48,305	48,902

(1)	Includes adjustments resulting from the stock option review as described in Note 3, “Restatement of Consolidated Financial Statements.”

(2)	During the first and fourth quarters of 2005, the Company recorded increases of $6.0 million and $14.9 million, respectively, in its estimated liability reserve related to its 2006 settlement of the government’s national Medicaid and TRICARE investigation. See Note 11 to the Consolidated Financial Statements.

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the effects of adjustments made to the Company’s previously reported quarterly financial information for each of the four quarters during the year ended December 31, 2005 as a result of the restatement (in thousands, except for per share data):

	Three Months Ended March 31, 2005			Three Months Ended June 30, 2005
	As Reported	Adjustments	As Restated(1)	As Reported	Adjustments	As Restated(1)

Net patient service revenue	$164,150	$—	$164,150	$173,756	$—	$173,756

Operating expenses:
Practice salaries and benefits	97,803	200	98,003	98,157	111	98,268
Practice supplies and other operating expenses	6,250	—	6,250	6,844	—	6,844
General and administrative expenses	28,129	383	28,512	22,349	230	22,579
Depreciation and amortization	2,647	—	2,647	2,529	—	2,529

Total operating expenses	134,829	583	135,412	129,879	341	130,220

Income from operations	29,321	(583)	28,738	43,877	(341)	43,536
Investment income	177	—	177	199	—	199
Interest expense	(840)	—	(840)	(846)	—	(846)

Income before income taxes	28,658	(583)	28,075	43,230	(341)	42,889
Income tax provision	10,675	(129)	10,546	16,103	(1)	16,102

Net income	$17,983	$(454)	$17,529	$27,127	$(340)	$26,787

Per share data:
Net income per common and common equivalent share:
Basic	$0.40	$(0.01)	$0.39	$0.59	$(0.01)	$0.58

Diluted	$0.38	$(0.01)	$0.37	$0.57	$(0.01)	$0.56

Weighted average shares used in computing net income per common and common equivalent share:
Basic	45,380	—	45,380	46,231	—	46,231

Diluted	46,910	191	47,101	47,645	174	47,819

(1)	Includes adjustments resulting from the stock option review as described in Note 3, “Restatement of Consolidated Financial Statements.”

	Three Months Ended September 30, 2005			Three Months Ended December 31, 2005
	As Reported	Adjustments	As Restated(1)	As Reported	Adjustments	As Restated(1)

Net patient service revenue	$178,099	$—	$178,099	$177,695	$—	$177,695

Operating expenses:
Practice salaries and benefits	99,062	139	99,201	98,115	132	98,247
Practice supplies and other operating expenses	7,015	—	7,015	7,569	—	7,569
General and administrative expenses	24,870	235	25,105	39,956	223	40,179
Depreciation and amortization	2,339	—	2,339	2,400	—	2,400

Total operating expenses	133,286	374	133,660	148,040	355	148,395

Income from operations	44,813	(374)	44,439	29,655	(355)	29,300
Investment income	267	—	267	534	—	534
Interest expense	(367)	—	(367)	(209)	—	(209)

Income before income taxes	44,713	(374)	44,339	29,980	(355)	29,625
Income tax provision	16,656	(10)	16,646	14,110	15	14,125

Net income	$28,057	$(364)	$27,693	$15,870	$(370)	$15,500

Per share data:
Net income per common and common equivalent share:
Basic	$0.60	$(0.01)	$0.59	$0.33	$—	$0.33

Diluted	$0.58	$(0.01)	$0.57	$0.33	$(0.01)	$0.32

Weighted average shares used in computing net income per common and common equivalent share:
Basic	46,876	—	46,876	47,415	—	47,415

Diluted	48,178	127	48,305	48,767	135	48,902

(1)	Includes adjustments resulting from the stock option review as described in Note 3, “Restatement of Consolidated Financial Statements.”

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the effects of the adjustments made to the Company’s previously reported Consolidated Balance Sheets as of March 31, 2006, March 31, 2005, June 30, 2005 and September 30, 2005 as a result of the restatement (in thousands):

	March 31, 2006
	As Reported	Adjustments	As Restated(1)

ASSETS
Current assets:
Cash and cash equivalents	$4,507	$—	$4,507
Short-term investments	9,958	—	9,958
Accounts receivable, net	115,759	—	115,759
Prepaid expenses	5,988	—	5,988
Deferred income taxes	22,939	(333)	22,606
Other assets	2,309	—	2,309

Total current assets	161,460	(333)	161,127
Investments	6,567	—	6,567
Property and equipment, net	27,658	—	27,658
Goodwill	742,703	—	742,703
Other assets, net	24,629	—	24,629

Total assets	$963,017	$(333)	$962,684

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$122,169	$11,019	$133,188
Current portion of long-term debt and capital lease obligations	829	—	829
Income taxes payable	3,994	—	3,994

Total current liabilities	126,992	11,019	138,011

Line of credit	41,000	—	41,000
Long-term debt and capital lease obligations	350	—	350
Deferred income taxes	32,403	(1,251)	31,152
Deferred compensation	11,546	—	11,546

Total liabilities	212,291	9,768	222,059

Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock; $.01 par value; 100,000 shares authorized; 48,408 shares issued and outstanding	484	—	484
Additional paid-in capital	476,169	16,082	492,251
Retained earnings	274,073	(26,183)	247,890

Total shareholders’ equity	750,726	(10,101)	740,625

Total liabilities and shareholders’ equity	$963,017	$(333)	$962,684

(1)	Includes adjustments resulting from the stock option review as described in Note 3, “Restatement of Consolidated Financial Statements.”

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2005
	As Reported	Adjustments	As Restated(1)

ASSETS
Current assets:
Cash and cash equivalents	$4,080	$—	$4,080
Short-term investments	11,332	—	11,332
Accounts receivable, net	105,409	—	105,409
Prepaid expenses	3,615	—	3,615
Deferred income taxes	20,491	—	20,491
Other assets	2,037	—	2,037

Total current assets	146,964	—	146,964
Property and equipment, net	26,452	—	26,452
Goodwill	625,472	—	625,472
Other assets, net	21,486	—	21,486

Total assets	$820,374	$—	$820,374

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$93,979	$7,675	$101,654
Current portion of long-term debt and capital lease obligations	623	—	623
Income taxes payable	8,305	—	8,305

Total current liabilities	102,907	7,675	110,582

Line of credit	82,000	—	82,000
Long-term debt and capital lease obligations	623	—	623
Deferred income taxes	24,986	(1,278)	23,708
Deferred compensation	8,770	—	8,770

Total liabilities	219,286	6,397	225,683

Commitments and contingencies Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock; $.01 par value; 100,000 shares authorized; 45,602 shares issued and outstanding	456	—	456
Additional paid-in capital	382,690	18,389	401,079
Retained earnings	217,942	(24,786)	193,156

Total shareholders’ equity	601,088	(6,397)	594,691

Total liabilities and shareholders’ equity	$820,374	$—	$820,374

(1)	Includes adjustments resulting from the stock option review as described in Note 3, “Restatement of Consolidated Financial Statements.”

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2005
	As Reported	Adjustments	As Restated(1)

ASSETS
Current assets:
Cash and cash equivalents	$5,614	$—	$5,614
Short-term investments	11,407	—	11,407
Accounts receivable, net	105,850	—	105,850
Prepaid expenses	5,212	—	5,212
Deferred income taxes	17,750	—	17,750
Other assets	2,136	—	2,136

Total current assets	147,969	—	147,969
Property and equipment, net	27,432	—	27,432
Goodwill	653,848	—	653,848
Other assets, net	21,912	—	21,912

Total assets	$851,161	$—	$851,161

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$116,074	$9,374	$125,448
Current portion of long-term debt and capital lease obligations	646	—	646
Income taxes payable	2,044	—	2,044

Total current liabilities	118,764	9,374	128,138

Line of credit	45,200	—	45,200
Long-term debt and capital lease obligations	607	—	607
Deferred income taxes	26,447	(1,271)	25,176
Deferred compensation	8,795	—	8,795

Total liabilities	199,813	8,103	207,916

Commitments and contingencies Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock; $.01 par value; 100,000 shares authorized; 46,534 shares issued and outstanding	465	—	465
Additional paid-in capital	405,814	17,023	422,837
Retained earnings	245,069	(25,126)	219,943

Total shareholders’ equity	651,348	(8,103)	643,245

Total liabilities and shareholders’ equity	$851,161	$—	$851,161

(1)	Includes adjustments resulting from the stock option review as described in Note 3, “Restatement of Consolidated Financial Statements.”

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2005
	As Reported	Adjustments	As Restated(1)

ASSETS
Current assets:
Cash and cash equivalents	$4,778	$—	$4,778
Short-term investments	11,895	—	11,895
Accounts receivable, net	109,874	—	109,874
Prepaid expenses	4,754	—	4,754
Deferred income taxes	23,327	—	23,327
Other assets	1,709	—	1,709

Total current assets	156,337	—	156,337
Investments	3,031	—	3,031
Property and equipment, net	27,116	—	27,116
Goodwill	674,052	—	674,052
Other assets, net	23,696	—	23,696

Total assets	$884,232	$—	$884,232

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$135,213	$10,830	$146,043
Current portion of long-term debt and capital lease obligations	911	—	911
Income taxes payable	11,130	—	11,130

Total current liabilities	147,254	10,830	158,084

Long-term debt and capital lease obligations	666	—	666
Deferred income taxes	28,814	(1,253)	27,561
Deferred compensation	9,787	—	9,787

Total liabilities	186,521	9,577	196,098

Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock; $.01 par value; 100,000 shares authorized; 47,804 shares issued and outstanding	478	—	478
Additional paid-in capital	445,306	15,913	461,219
Unearned compensation	(21,199)	—	(21,199)
Retained earnings	273,126	(25,490)	247,636

Total shareholders’ equity	697,711	(9,577)	688,134

Total liabilities and shareholders’ equity	$884,232	$—	$884,232

(1)	Includes adjustments resulting from the stock option review as described in Note 3, “Restatement of Consolidated Financial Statements.”

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Subsequent Events:

In 2007, the Company completed the acquisition of three physician group practices for approximately $14.5 million in cash.

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

Background of Restatement

In June 2006, management began an informal limited review of the Company’s past stock option grant practices in response to a shareholder inquiry following various media reports regarding option granting practices at other companies. Management apprised the Audit Committee of this informal limited review and the Audit Committee provided guidance with respect to the scope of the review. In August 2006, findings from this limited review were presented to the Audit Committee and the Company’s independent registered public accountants. Based on these findings, the Audit Committee decided to initiate a comprehensive review to be undertaken by the Committee with the assistance of independent legal counsel and forensic accounting experts. The review covered all stock options granted by the Company from the date of its initial public offering in September 1995 through the Company’s option issuances in June 2006. In July 2007, the Audit Committee completed its review and made certain findings. See the Explanatory Note preceding Part I and Note 3 “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements of this Form 10-K for further discussion concerning the Audit Committee’s review.

Determination to Restate

Based on the evidence reviewed, the Audit Committee concluded that (i) in certain instances, available documentation was insufficient to support or was inconsistent with the measurement date or exercise price which was originally assigned to the relevant stock option grant, (ii) certain stock option grants which required variable accounting were inappropriately accounted for as fixed awards and (iii) modifications to certain stock option grants were not accounted for properly. More specifically, the Audit Committee concluded that options to acquire 2.3 million shares of common stock — 56 grants on seven dates — were “backdated” (see Note 3, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements for how the Audit Committee used the term “backdating”). The Audit Committee further concluded that options to purchase an additional 12.1 million shares of common stock — 584 grants on 78 dates — had erroneous measurement dates or other errors or required variable accounting or recognition of additional expense. Accordingly, the Company has restated its consolidated financial statements and therefore has recorded additional non-cash stock-based compensation expense and related tax effects with regard to these option grants.

Management’s Consideration of Stock Option Practices and the Restatement

In assessing whether our disclosure controls and procedures and our internal control over financial reporting were effective as of December 31, 2006, management considered a number of important changes in its internal controls related to the granting, pricing and accounting for stock options. These changes include the following:

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

In assessing whether our disclosure controls and procedures and our internal control over financial reporting were effective as of December 31, 2006, management also considered the restatement of the Company’s consolidated financial statements. In particular, management assessed the impact of the restatement to the Company’s financial statements for the years ended December 31, 2005 and 2004, considered the control environment in the years prior to 2001 when “backdated” option grants occurred, the control environment in the years thereafter and the important changes to internal controls that occurred since 2000 as discussed above. We also considered the effectiveness of our internal controls throughout 2006 with respect to the granting, pricing and accounting for stock options and determined that certain control deficiencies existed with respect to the documentation of stock option grants made under the authority delegated to the Chief Executive Officer and President. We concluded, however, that these deficiencies did not constitute a material weakness in our internal controls during 2006.

In addition to the changes in internal controls that occurred since 2000, other measures were adopted in July 2007 to enhance the oversight of the granting and administration of stock-based awards. Management will continue to review developments and opportunities to implement and maintain best practices with respect to future grants of stock-based awards, including stock options, and the administration of its stock-based incentive plans.

At the time that our Annual Report on Form 10-K was filed for each of the years ended December 31, 2005 and 2004, management concluded that the Company’s internal control over financial reporting was effective as of the end of the year. Although management is not reassessing or revising these conclusions, management has determined, in light of the Audit Committee’s findings, that control deficiencies relating to the granting, pricing and accounting for stock options did exist as of December 31, 2005 and 2004. Management believes that these control deficiencies have been remediated.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework.” Based on our assessment we concluded that, as of the end of the period covered by this report, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered certified public accounting firm, PricewaterhouseCoopers LLP, has audited our assessment of the effectiveness of our internal control over financial reporting as stated in their report which appears on page 55 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Description of Executive Officers and Directors

Pediatrix’s executive officers and Directors are as follows:

Name	Age	Position with Pediatrix

Roger J. Medel, M.D.(1)	61	Chief Executive Officer and Director
Cesar L. Alvarez(1)	60	Chairman of the Board
Waldemar A. Carlo, M.D.(3)(5)	55	Director
Michael B. Fernandez(3)(4)	54	Director
Roger K. Freeman, M.D.(3)(4)(5)	72	Director
Paul G. Gabos(1)(2)	42	Director
Pascal J. Goldschmidt, M.D.(5)	52	Director
Manuel Kadre(2)	41	Director
Enrique J. Sosa, Ph.D.(2)(4)	67	Director
Joseph M. Calabro	46	President and Chief Operating Officer
Thomas W. Hawkins	46	Senior Vice President, General Counsel and Secretary
Karl B. Wagner	41	Chief Financial Officer and Treasurer

(1)	Member of the Executive Committee.

(2)	Member of the Audit Committee.

(3)	Member of the Compensation Committee.

(4)	Member of the Nominating and Corporate Governance Committee.

(5)	Member of the Medical Science and Technology Committee.

Roger J. Medel, M.D. has been a Director of Pediatrix since he co-founded the Company in 1979. Dr. Medel served as Pediatrix’s President until May 2000 and as Chief Executive Officer until December 2002. In March 2003, Dr. Medel reassumed the position of President, serving in that position until May 2004, and Chief Executive Officer, a position in which he continues to serve today. Dr. Medel is a member of the Board of Trustees of the University of Miami and a member of the board of directors of MBF Healthcare Acquisition Corp. In addition, Dr. Medel participates as a member of several medical and professional organizations.

Cesar L. Alvarez was elected as Chairman of the Board of Directors in May 2004 and has been a Director since March 1997. Mr. Alvarez has served since 1997 as the President and Chief Executive Officer of the international law firm of Greenberg Traurig, P.A. Mr. Alvarez also serves on the Board of Directors of Atlantis Plastics, Inc., Watsco, Inc. and New River Pharmaceutical Inc.

Waldemar A. Carlo, M.D. was elected as a Director in June 1999. Dr. Carlo has served as Professor of Pediatrics and Director of the Division of Neonatology at the University of Alabama at Birmingham Medical School since 1991. Dr. Carlo also has served as Director of Newborn Nurseries at the University of Alabama Medical Center and the Children’s Hospital of Alabama since 1991. Dr. Carlo participates as a member of several medical and professional organizations. He has received numerous research awards and grants and has lectured extensively, both nationally and internationally.

Michael B. Fernandez was elected as a Director in October 1995. Mr. Fernandez has served as Chairman and is and has been a Managing Director of MBF Healthcare Partners, L.P., a private equity firm focused on investing in healthcare service companies, since February 2005 and has been Chairman and Chief Executive Officer of MBF Healthcare Acquisition Corp. since June 2006. Mr. Fernandez previously served as Chairman and Chief Executive Officer of CarePlus Health Plans Inc., a managed care HMO, from January 2003 until February 2005, and as Chairman and Chief Executive Officer of Physicians Healthcare Plans, Inc., a Florida-based HMO, from 1992 until

December 2002. Presently, Mr. Fernandez also serves on the Board of Directors of various private entities, including Healthcare Atlantic, Inc., a holding company that operates various health care entities.

Roger K. Freeman, M.D. was elected as a Director in May 2002. Dr. Freeman is a maternal fetal medicine physician. In 1975, he founded Perinatal Associates of Southern California, a physician practice group that has been affiliated with Pediatrix since we acquired Magella Healthcare Corporation (“Magella”) in May 2001. In September 1999, Dr. Freeman retired from the private practice of medicine. Dr. Freeman has served on many national and local OB/GYN and maternal fetal organizations. He is currently a member of the Long Beach Memorial Medical Center Foundation Board and serves on the Board of Directors of Todd Cancer Institute at Long Beach Memorial Hospital. Dr. Freeman has authored numerous articles and three books.

Paul G. Gabos was elected as a Director in November 2002. Mr. Gabos has served as Chief Financial Officer of Lincare Holdings Inc. since June 1997 and previously served as Vice President — Administration for Lincare. Prior to joining Lincare in 1993, Mr. Gabos worked for Coopers & Lybrand and for Dean Witter Reynolds, Inc.

Pascal J. Goldschmidt, M.D. was elected as a director in March 2006. Dr. Goldschmidt has been the Senior Vice President for Medical Affairs and Dean of the University of Miami Leonard M. Miller School of Medicine since April 2006. Previously, Dr. Goldschmidt was a faculty member with the Department of Medicine at Duke University Medical Center where he served as Chairman from 2003 to 2006 and as Chief of the Division of Cardiology from 2000 to 2003.

Manuel Kadre was elected as a Director in May 2007. Mr. Kadre has served since 1995 as Vice President and General Counsel of the de la Cruz Companies, which distributes Eagle Brands beverages in South Florida and bottles Coca-Cola products in markets throughout the Caribbean. Mr. Kadre also serves on the Board of Directors of Equity Media Holdings Corporation and on the Board of Trustees of the University of Miami and Miami Children’s Hospital.

Enrique J. Sosa, Ph.D. was elected as a director in May 2004. Mr. Sosa is currently a director of FMC Corporation and Northern Trust Corporation. Mr. Sosa, who is presently retired, served as President of BP Amoco Chemicals from January 1999 to April 1999. From 1995 to 1998, he was Executive Vice President of Amoco Corporation. Prior to joining Amoco, Mr. Sosa served as Senior Vice President of The Dow Chemical Company, President of Dow North America and a member of its Board of Directors. Mr. Sosa has previously served on the Board of Directors of Electronic Data Systems Corporation, Dow Corning Corporation and Destec Energy, Inc. He also served as a member of the Executive Committee of the American Plastics Council, a member of the Executive Committee of the American section of the Society of Chemical Industry, and a member of the American Chemical Council.

Joseph M. Calabro joined Pediatrix in January 1996 as Chief Information Officer. In January 2000, Mr. Calabro was appointed Executive Vice President, Management, in May 2000, he was appointed Chief Operating Officer and in May 2004, he was appointed President. Prior to joining Pediatrix, Mr. Calabro served as Director of Information Technology for the Ambulatory Surgery Group of Columbia/HCA. He served in various operational and technology positions for various healthcare companies from 1987 to 1994.

Thomas W. Hawkins joined Pediatrix in May 2003 and became Senior Vice President, General Counsel and Secretary in June 2003. From January 2000 to April 2003, he was a partner with New River Capital Partners, L.P., a private equity firm. Mr. Hawkins previously served as Senior Vice President, Corporate Development at AutoNation, Inc., from June 1996 to December 1999. From 1994 to 1996, Mr. Hawkins was Executive Vice President — Administration of Blockbuster Entertainment Group, a division of Viacom, Inc. He served as General Counsel at Blockbuster Entertainment Corporation prior to its merger with Viacom, Inc. in 1994.

Karl B. Wagner joined Pediatrix in May 1997 and was appointed Chief Financial Officer and Treasurer in August 1998. Prior to his appointment, Mr. Wagner served as Pediatrix’s Controller. Prior to joining Pediatrix, Mr. Wagner was Chief Financial Officer for the East Region of Columbia/HCA’s Ambulatory Surgery Group from January 1995 until May 1997. From July 1993 through January 1995, Mr. Wagner was Assistant Controller of Medical Care International, Inc., a subsidiary of Medical Care America, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and Directors, and persons who own more than 10% of Pediatrix’s common stock, to file with the Securities and Exchange Commission reports of ownership and changes in ownership of Pediatrix common stock. Our executive officers, Directors and greater than 10% shareholders are also required by rules promulgated by the Securities and Exchange Commission to furnish Pediatrix with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such reports furnished to us, the absence of a Form 3, 4 or 5, or representations from certain reporting persons that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to its officers, Directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 2006 except that Dr. Medel and Messrs. Calabro, Hawkins and Wagner each filed one Form 4 late by one day. Each of the late Form 4s was filed on June 6, 2006 and reported two transactions, the acquisition of restricted stock and stock options pursuant to Pediatrix’s 2004 Incentive Compensation Plan that occurred on June 1, 2006.

Code of Ethics

We have adopted a Code of Conduct that applies to all Directors, officers, employees and independent contractors of Pediatrix and its affiliated medical practices. We intend to disclose any amendments to, or waivers from, any provision of the Code that applies to any of our executive officers or Directors by posting such information on, our website at www.pediatrix.com.

We have also adopted a Code of Professional Conduct — Finance that applies to all employees with access to, and responsibility for, matters of finance and financial management, including our Chief Executive Officer and Chief Financial Officer. We intend to disclose any amendments to, or waivers from, any provision of the Code that applies to any of Pediatrix’s Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller or persons performing similar functions by posting such information on our website at www.pediatrix.com.

The text of our Code of Conduct and the Code of Professional Conduct — Finance is available on our website at www.pediatrix.com and upon request from Pediatrix’s Secretary at 1301 Concord Terrace, Sunrise, FL 33323.

Audit Committee

We maintain a separately-designated Audit Committee of the Board of Directors. The current members of the Audit Committee are Messrs. Gabos, Sosa and Kadre. Our Board of Directors has determined that each of Messrs. Gabos and Sosa qualify as “audit committee financial experts” as defined by the rules and regulations of the Securities and Exchange Commission. Our Board has also determined that each of Messrs. Gabos, Sosa and Kadre meet the independence requirements under such rules and regulations and for a New York Stock Exchange listed company.

Our Board of Directors has adopted a written charter for the Audit Committee setting out the functions that it is to perform. A copy of the Amended and Restated Audit Committee Charter is available on our website at www.pediatrix.com.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee of our Board of Directors determines the compensation for our executive officers and oversees the administration of our executive compensation programs. The Compensation Committee is composed entirely of independent directors and is advised as necessary by an independent consultant retained by the Compensation Committee.

Executive Compensation Philosophy

The Compensation Committee has designed our executive compensation programs with the following guiding principles in mind:

Quality of Personnel — We are committed to employing the highest quality executive team in the health care services industry. In a challenging business environment, we believe that having highly qualified executive officers is critical for all our constituencies — our patients, hospitals, affiliated clinicians, third party payors, employees, and shareholders. We expect our executives to be of the highest caliber in terms of business acumen and integrity.

Competitiveness — Our objective is to analyze and understand market forces and practices regarding compensation for executives at similarly situated companies. Our strategy is to establish compensation programs and levels in relation to the external market that best support our corporate strategy.

Alignment of Interests — Our compensation plans for top executives are designed to have strong links to performance achievements, both in terms of operational and financial results as well as in optimizing shareholder value. We evaluate the relationship between compensation cost, shareholder value and company performance on a regular basis. At-risk elements such as cash incentives and stock-based compensation comprise a significant portion of our overall executive remuneration. For incentive plans, we establish performance goals along a wide range of potential performance results so that the level of compensation received appropriately corresponds to the level of performance achieved.

Simplicity and Ease of Administration — Our plans are intended to be simple to understand, document, track and administer. As part of this objective, we attempt to limit the number of separate elements of compensation so that we can easily understand the relationships between programs.

Responsiveness to Circumstances and Understood by Executives — We seek to understand the needs and objectives of our executive officers, and to the degree feasible, reflect those needs and objectives in the programs developed. Additionally, we strive to ensure that executives understand each element and the overall compensation program so that they fully appreciate the value being delivered.

Compliance with Regulatory Guidelines and Sensible Standards of Corporate Governance — We develop our plans in recognition of, and in compliance with, all applicable rules, statutes, regulations and guidelines. Additionally, we monitor our programs on an ongoing basis to ensure they remain in compliance. Program designs reflect relevant considerations in the areas of accounting cost, tax impact, cash flow constraints and other relevant matters. Lastly, we strive to ensure that all programs are appropriate in light of reasonable and sensible standards of good corporate governance.

Executive Compensation Administration

The Compensation Committee continually reviews executive compensation to ensure that it reflects our compensation philosophy. In 2004, and again in 2006, the Compensation Committee commissioned Watson Wyatt, an independent compensation consultant, to assist it in a thorough review of our compensation practices. In 2006, the Compensation Committee met 7 times, and received two comprehensive reports from Watson Wyatt. The first report contained Watson Wyatt’s market assessment and recommendations with respect to annual cash compensation for our named executive officers and the second contained Watson Wyatt’s market based assessment of total compensation for those named executive officers. Based upon the information contained in these reports, and its assessment of the performance of our named executive officers, the Compensation Committee made adjustments to the base salaries of each of the named executive officers effective as of January 1, 2006, and made grants on June 1, 2006 of stock options and restricted stock to each of those named executives (as described in more detail below).

Our Compensation Committee makes compensation decisions around program design and pay adjustments in the context of our compensation philosophy, market practices and total compensation objectives. The Compensation Committee ordinarily positions compensation opportunities at a strategically determined percentile of the market as a means to attract and retain the level of executive talent necessary to deliver sustained performance. Market positioning for individual elements of compensation and benefits, as well as the relationships among elements, are discussed below. Our compensation programs include significant variable components. For example, our annual bonus program for named executive officers is based on the achievement of predetermined target levels of our Company’s income from operations and our equity compensation program is based upon the value and increases in the value of our common stock. Actual compensation realized therefore may be more or less than the targeted compensation opportunity in any given year. For 2006, the total direct compensation opportunity for the named executive officers, including salary, target annual bonus and the estimated fair value of equity-based grants was positioned at approximately the median of the market references developed for each of our named executive officers.

Although it has no formal policy for a specific allocation between current and long-term compensation, or cash and non-cash compensation, the Compensation Committee reviews pay mix for executive officers as compared to typical market practice. Our annual bonus program serves as a method for properly incentivizing and rewarding our named executive officers for the achievement of desired performance levels. Our long-term compensation program serves as both a retention tool as well as a financial incentive, helping to increase the likelihood that top performers will remain with us long-term and be appropriately rewarded for enhancing long-term shareholder value. The long-term compensation program also serves to align the interests of executive officers with our shareholders. We have no formal policy to either retroactively increase or claw back previously awarded bonuses or vested equity compensation in the event of a restatement of our financial results.

The Compensation Committee has considered a number of factors in making decisions on the structure of the programs and individual compensation awards and payments. The primary factors include the analysis and market data provided by Watson Wyatt as discussed below and the Compensation Committee’s guiding principles for program design and operation.

The Compensation Committee establishes and approves all elements of compensation for the Chief Executive Officer after careful consideration of all factors it deems appropriate. The Chief Executive Officer makes recommendations on compensation actions for the other executive officers based on market data from Watson Wyatt and according to the same philosophy and objectives the Compensation Committee has adopted (and after the other named executive officers have had an opportunity to review the data provided by Watson Wyatt and to provide the Chief Executive Officer with their input). The Chief Executive Officer’s recommendations are then considered for approval by the Compensation Committee, and in some cases are modified by the Compensation Committee during the course of its deliberations.

The Compensation Committee has engaged Watson Wyatt as its independent consultant and advisor. Watson Wyatt also has provided services to management, including technical advice relating to equity compensation to employees generally, and assistance in developing compensation packages for our Regional Presidents and Regional Vice Presidents. In 2006, Watson Wyatt conducted two independent and comprehensive reviews of our executive compensation program, which included an evaluation of the market positioning for cash compensation and total compensation and individual pay elements. Specifically, the review covered the following compensation areas:

•	Cash Compensation: direct cash compensation in the form of base salary and annual bonus.

•	Total Compensation: direct cash compensation elements including base salary, annual bonus and long-term incentives (both cash and stock).

•	Peer Group Performance Analysis: historical peer group analysis of key financial metrics relevant to base salary levels, our bonus plan and stock-based compensation.

In conducting the market assessment, a peer group of 14 healthcare companies with equity market values between $1 billion and $6 billion was used to benchmark compensation for the named executive officers. All of the peer group companies were members of the Dow Jones Health Care Providers, and the group constituted a blend of both small cap and large cap companies. The companies included in the peer group were Davita, Inc., Health Management Associates, Lincare Holdings, Inc., Triad Hospitals, Inc., Manor Corp., Community Health Systems, Universal Health Services, Sierra Health Services, Lifepoint Hospitals, Inc., Psychiatric Solutions, Inc., United Surgical Partners, Healthways, Inc., Sunrise Senior Living, Inc., and Apria Healthcare Group.

The following sections describe the various elements of our executive compensation program, including its objectives, market positioning, structure and operation, and other information specific to 2006 payments, awards, and pay actions.

Base Salary

Each executive officer is paid a base salary that is reviewed periodically by the Compensation Committee. The salary for our Chief Executive Officer is generally targeted at the market median, and the base salaries of our three other named executive officers are generally targeted at the 75th percentile, of the peer group, although individual officer salaries may be above or below those targets. Adjustments to salaries consider the base salary and total compensation market data compiled by Watson Wyatt in the context of the executive’s role and responsibilities, experience and tenure, individual performance and contribution to the Company’s results as recommended to the Compensation Committee by the Chief Executive Officer (or the Compensation Committee in the case of the Chief Executive Officer).

Executive officer salaries were reviewed in March, 2006 and adjusted by the Compensation Committee effective as of January 1, 2006. The salaries of the named executive officers had not been increased since 2004. The schedule below indicates the 2004, 2005 and 2006 base salaries (reflecting the increases) for each of the named executive officers, and the total annualized percentage increase in base salary for each of those officers:

				Annualized
	2004 Base	2005 Base	2006 Base	Percentage
	Salary	Salary	Salary	Increase

Roger Medel	$675,000	$675,000	$800,000	8.87%
Joseph M. Calabro	$450,000	$450,000	$515,000	6.98%
Karl B. Wagner	$375,000	$375,000	$430,000	7.08%
Thomas W. Hawkins	$350,000	$350,000	$400,000	6.90%

The base salaries for 2006 of our named executive officers are also included in the Salary column of the Summary Compensation Table.

Annual Bonuses

In 2004, our shareholders approved, at the recommendation of our Board of Directors, the Pediatrix Medical Group, Inc. 2004 Incentive Compensation Plan (the “Incentive Plan”). The purpose of the Incentive Plan is to assist us in attracting, motivating, retaining and rewarding high quality executives and other employees, by enabling them to acquire a proprietary interest in our Company and providing them with annual and long-term incentives to expend their maximum efforts in the creation of shareholder value. The Compensation Committee designed the Incentive Plan to satisfy the requirements for “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code.

In March 2006, the Compensation Committee established performance goals for 2006 annual bonuses for our named executive officers. The goals were based upon our Company’s achievement of certain increases in levels of income from operations in 2006 over 2005 (prior to the restatement of the Consolidated Financial Statements covered in this Form 10-K). The measures were designed to encourage executive officers to focus on continuing to grow our business while managing associated general and administrative expenses.

Our philosophy is to reward our executive officers for growth in our Company’s results of operations. As such, we target significant but steady increases in income from operations. In 2006, the plan was designed such that no bonus would have been paid had income from operations not increased by more than 17.6% over the prior year (prior to the restatement of the Consolidated Financial Statements covered in this Form 10-K). Thus, the minimum percentage increase in income from operations to receive a bonus was 17.6%; the “target” increase was 29.9%; and the “stretch” increase was 42.2%. No bonuses would have been paid had income from operations been less than $173,638,000; the “target” was $191,838,000, and the “stretch” number was $210,038,000. The minimum 17.6% increase in income from operations required to receive the minimum bonus is a high minimum target, but was set at that level by the Compensation Committee because the Company’s income from operations for 2005 (prior to the restatement of the Consolidated Financial Statements covered in this Form 10-K) was below its 2004 level due to charges relating to the settlement of an on-going national Medicaid investigation. The minimum threshold represents an 11.1% increase over the income from operations for 2004 (which fiscal year did not reflect the implementation of FAS 123(R)).

Participants were eligible for potential awards between 0% and 150% of their target bonus for 2006, as determined by reference to the following chart:

		Bonus Opportunity as% of Base Salary based on achievement of 2006 Income from
		Operations (all target amounts are in thousands)
	2006	$173,637					$210,038 or
Executive Officer	Base Salary	or less	$173,638	$182,738	$191,838	$200,938	more

Roger J. Medel, M.D.	$800,000	0.00%	50.00%	75.00%	100.00%	125.00%	150.00%
Joseph M. Calabro	$515,000	0.00%	50.00%	75.00%	100.00%	125.00%	150.00%
Karl B. Wagner	$430,000	0.00%	50.00%	75.00%	100.00%	125.00%	150.00%
Thomas W. Hawkins	$400,000	0.00%	50.00%	75.00%	100.00%	125.00%	150.00%

The Compensation Committee establishes key business performance objectives for each of the named executive officers, and retained the right to reduce bonuses if and to the extent those objectives were not met. The Compensation Committee determined that each of the named executives had substantially achieved his key business objectives for 2006, and accordingly that no reductions were appropriate for the 2006 bonuses.

Following the end of the fiscal year, the Compensation Committee determined that our Company’s 2006 income from operations was $198.5 million, and that each executive officer was eligible for a bonus equal to 118.2% of his base salary. The amounts of these bonuses are included in the Bonus column of the Summary Compensation Table.

In March 2007, the Compensation Committee established the 2007 bonus opportunity for our named executive officers based upon targeted increases in our income from operations for 2007 over the Company’s anticipated income from operations for 2006. This bonus opportunity was established prior to the filing of this Form 10-K so that such bonuses, if any, would qualify as performance-based compensation under Section 162(m). The bonus opportunity as a percentage of base salary is the same as what was used for 2006 and the target increases in income from operations are similar to what was used for 2006, after adjusting for the impacts of the settlement of the national Medicaid investigation in 2005 and our adoption of FAS 123(R) in 2006.

Equity-Based Awards

The Compensation Committee’s philosophy is to make equity awards (other than awards to new hires) annually close to mid-year. The Compensation Committee made its 2006 annual grants of equity awards on June 1, 2006 in the form of stock options and restricted stock to our named executive officers and various other employees of the Company.

Stock Options

An important objective of our long-term incentive program is to provide a strong relationship between the long-term value of our stock and the potential financial gain for employees. Stock options provide our named executive officers with the opportunity to purchase our common stock at a fixed price regardless of future market price. Stock options granted by our Company in 2006 generally vest and become exercisable over a three-year vesting period.

A stock option becomes valuable only if our common stock price increases above the option exercise price and the holder of the option remains employed during the period required for the option to “vest,” thus providing an incentive for an option holder to remain employed by our Company. In addition, stock options link a portion of an employee’s compensation to shareholders’ interests by providing an incentive to build long-term value, which in turn should result in increases in the market price of our stock.

The exercise prices of the stock options granted to our named executive officers on June 1, 2006 were equal to the closing price of a share of the Company’s common stock on the New York Stock Exchange on that date. Those exercise prices are shown in the Grants of Plan-Based Awards Table. Additional information on these grants, including the number of shares subject to each grant, also is shown in the Grants of Plan-Based Awards Table. All of the stock options granted to the named executive officers in 2006 were nonqualified stock options.

There is a limited term in which our named executive officers can exercise stock options, known as the “option term.” The option term is generally ten years from the date of grant. At the end of the option term, the right to purchase any unexercised options expires. Option holders generally forfeit any unvested options if their employment with us terminates. The terms of the employment agreement of each named executive officer provides that the executive will have 12 months after termination of the employment agreement for any reason (but not beyond the 10 year expiration date for the option) to exercise any vested non-qualified stock options. Those employment agreements also provide that all unvested stock options vest and become immediately exercisable in the event of a Change in Control (as defined in the employment agreements).

Restricted Stock Awards

Restricted stock awards are intended to retain key employees, including the named executive officers, through vesting periods. Restricted stock awards provide the opportunity for capital accumulation and more predictable long-term incentive value.

Restricted stock awards are shares of our common stock that are awarded with the restriction that the recipient remain with us throughout the award’s vesting period. Restricted stock awards by our Company generally vest at the rate of one-third per year beginning on the first anniversary of the date on which the award is granted. The purpose of granting restricted stock awards is to encourage ownership and result in business decisions that build long-term shareholder value and thus stock price appreciation, and encourage retention of our named executive officers. Named executive officers are allowed to vote restricted stock awards as a shareholder based on the number of shares held under restriction. Any dividends declared with respect to any restricted stock awards are held until the awards vest, at which time the dividends are paid to the named executive officers. If restricted stock is forfeited, the named executive officer’s rights to receive the dividends declared with respect to that stock is forfeited as well. At present, the Company does not pay dividends and it has no current intention to do so in the future.

Any unvested restricted stock generally is forfeited upon termination of the employment of the named executive officer. The employment agreement of each named executive officer provides that in the event of a Change in Control, as defined in the employment agreement, all unvested restricted stock automatically vests.

The number of shares of restricted stock and stock options granted to each executive officer was based on several factors including our overall 2005 performance (excluding the charge relating to the settlement of our national Medicaid investigation which related to periods more than 6 years ago), the Compensation Committee’s evaluation of the senior management team in executing the business plan and strategic objectives for 2005, the individual executive’s performance assessment in light of his performance objectives, and the peer group market data supplied by the Compensation Committee’s consultant. In general, long-term compensation is allocated on the basis of the Compensation Committee’s judgment concerning the cash and equity incentives and time frames that are optimal to maintain our ability to compete for and retain talented leaders. Information regarding the grants of restricted stock made by our Company to our named executive officers during fiscal year 2006 is included in the Grant of Plan-Based Awards Table.

In 2006, the Compensation Committee approved a change in the Company’s equity grant practices by granting a mix of stock options and restricted stock with approximately equal values. Stock options were the primary equity grant vehicle prior to 2005, and all equity grants to officers and most other employees during 2005 consisted entirely of restricted stock. For 2006, a balanced approach was considered to be more effective in achieving program objectives than either granting stock options or restricted stock alone.

Stock options provide strong motivation for achieving sustained levels of share price appreciation, but a 2006 change in the accounting rules made stock options relatively less attractive due to the impact they now have on our financial statements. Gains realized by officers upon exercise of stock options are expected to qualify as performance-based compensation as defined by 162(m) and be fully tax deductible.

Because they have intrinsic value when granted, restricted stock with vesting conditions provide a stronger retention incentive and result in executives sharing immediate downside risk with shareholders. Using restricted stock also results in our using fewer shares to deliver the same value and reduces potential future dilution. However, gain realized by officers upon vesting of restricted stock grants will not qualify as performance-based compensation as defined by 162(m) and therefore may not be fully tax deductible. After considering all of these factors, management recommended and the Compensation Committee approved the balanced approach used for 2006 grants.

The Compensation Committee determined that, although the restricted stock may not qualify for the deduction under Section 162(m) as it vests, such grants are a useful and appropriate component of the overall compensation program that promotes both shareholder value and management continuity. The Compensation Committee considered the impact of potential lost tax deductions resulting from such restricted stock grants and determined, based on various assumptions, that they would not be material to Pediatrix’s overall tax liability. The grants are valued and accounted for pursuant to the requirements of FAS 123(R) for equity awards that are subject to time vesting.

Equity Grant Practices

The Compensation Committee makes annual equity awards. In 2006, those awards were made at the Compensation Committee’s regularly scheduled meeting on June 1, 2006. The Compensation Committee determines the effective date of such awards without regard to current or anticipated stock price levels. The Compensation Committee also may make, and in the past has made, special grants during the course of the year, primarily for new hires, promotions, to retain valued employees or to award exceptional performance. These special grants may be subject to performance or time vesting, and are issued on the date of grant approval or upon a date certain following the grant approval date, such as the date on which a new hire commences his or her employment with the Company.

In discharging its responsibility for administering the Company’s stock-based compensation programs, the Compensation Committee regularly monitors and evaluates the total cost of such programs. Each year, Watson Wyatt prepares an analysis of the Company’s programs in the areas of total share utilization, annual grant rates, and operating expense as compared to peer companies. The analysis results are used by the Compensation Committee in evaluating management’s annual equity grant recommendations for all program participants, including the named executive officers. Overall, the Company’s total stock compensation costs for all program participants historically have approximated the 75th percentile of peer company levels. In evaluating the Company’s total cost from stock compensation programs, the Compensation Committee takes into consideration the fact that compared to peer company practices, the Company’s retirement benefit programs are relatively conservative, particularly for the named executive officers.

For a number of years, the Company has implemented enhanced equity grant procedures. Stemming, in part, from the results of our Audit Committee’s review of historical stock option granting practices, the Board or Directors has adopted further revised procedures designed to promote the proper authorization, documentation and accounting for all equity grants. As a result of these enhancements, it is now our policy that the Compensation Committee or the Board must formally approve all equity awards during an in person or telephonic meeting or by the unanimous written consent executed by all members of the Compensation Committee or the Board, as the case may be, it being understood that no equity award granted pursuant to any such written consent may have an effective date earlier than the date that all executed counterparts of such unanimous written consent are delivered to the General Counsel of the Company.

The exercise price for any equity award, the value of which is based upon a grant date value of the Company’s common stock, will be the closing sales price for a share of the Company’s common stock as reported on the New York Stock Exchange on the effective date of the grant as approved by the Compensation Committee or the Board, which date may not be prior to either the date such grant was approved or the commencement date of employment of the employee to whom the equity award is being made.

Subject to these policies and procedures, the Compensation Committee or the Board may approve grants of equity awards at any time. However, grants to employees other than newly hired employees or prospective employees not yet hired may be effective only on a date within a “trading window” as defined by the Company’s Policy Statement on Inside Information and Insider Trading (effective February 2004), as amended from time to time (the “Insider Trading Policy”). For example, a grant approved by the Compensation Committee or the Board during a “black-out” period (as defined in such policy) will be effective on a date during the next “trading window” as determined by the Compensation Committee or the Board on the date such grant is approved.

The Company has not adopted any stock ownership guidelines for its executives or directors. The Compensation Committee does, however, periodically review the levels of equity ownership by its executives. The May 2006 report from Watson Wyatt contained information reviewed by the Compensation Committee with respect to values of the Company stock owned by each of the named executive officers, the percentages of total stock ownership of the Company owned by each, and the multiples of salary owned by each, and compared that information to stock ownership by executives within the Company’s peer group. The Compensation Committee does take that information into account in determining equity awards.

Our “insiders” can only buy or sell Company stock in accordance with our Insider Trading Policy and our employees generally can only buy or sell Company stock in accordance with our Statement of Policy Prohibiting Insider Trading To All Employees (effective August 2003).

Retirement and Deferred Compensation Plans

We maintain the Pediatrix Medical Group Thrift and Profit Sharing Plan (the “401 (k) Plan”), which is a 401(k) plan, to enable eligible employees to save for retirement through a tax-advantaged combination of elective employee contributions and our matching contributions, and provide employees the opportunity to directly manage their retirement plan assets through a variety of investment options. The 401(k) Plan allows eligible employees to elect to contribute from 1% to 60% of their eligible compensation to an investment trust on a pre-tax basis, up to the maximum dollar amounts permitted by law. In 2006, the maximum employee elective contribution to the 401(k) Plan was $15,000, plus an additional $5,000 for employees who were at least 50 years old in 2006. Eligible compensation generally means all wages, salaries and fees for services from the Company. Matching contributions under the 401(k) Plan are discretionary. For 2006, the Company matched 100% of the first 4% of eligible compensation that each eligible participant elected to be contributed to the 401(k) Plan on his or her behalf. The portion of an employee’s account under the 401(k) Plan that is attributable to matching contributions vests as follows: 30% after 1 year of service, 60% after 2 years of service, and 100% after 3 years of service. However, regardless of the number of years of service, an employee is fully vested in our matching contributions (and the earnings thereon) if the employee retires at age 65 or later, or terminates employment by reason of death or total and permanent disability. The 401(k) Plan provides for 30 different investment options, in which the employee’s and the Company’s contributions are invested. One of those investments is a fund that is invested solely in the Company’s common stock.

Although the Company maintains a non-qualified deferred compensation plan, none of the named executive officers participate in that Plan.

The amounts of the Company’s matching contributions under the 401(k) Plan for 2006 for each of the named executives is included in the All Other Compensation column of the Summary Compensation Table.

Other Benefits and Perquisites

We provide officers with certain benefits designed to protect them and their immediate family in the event of illness, disability, or death. We believe it is necessary to provide these benefits in order for us to be successful in attracting and retaining executives in a competitive marketplace, and to provide financial security in these circumstances. Named executive officers are eligible for health and welfare benefits available to all eligible Company employees during active employment under the same terms and conditions. These benefits include medical, dental, vision, short-term and long-term disability and group-term life insurance coverage.

Pursuant to the terms of their employment agreements, Dr. Medel and Messrs. Calabro and Wagner each are entitled to not less than 38 days, and Mr. Hawkins is entitled to not less than 28 days, paid leave time each year for vacation, illness, injury and other similar purposes in accordance with our policies in effect from time to time. Any leave time not used during a calendar year may be carried over to the next year to the extent permitted under those policies. Dr. Medel and Mr. Calabro each are entitled under their employment agreements, to utilize our aircraft for personal travel. Dr. Medel’s personal use of the aircraft may not exceed 75 hours of flight in any calendar year, and Mr. Calabro’s personal use of the aircraft may not exceed 40 hours of flight in any calendar year, without the consent of the Compensation Committee. Dr. Medel did utilize our aircraft for personal travel in 2006 but Mr. Calabro did not do so. The incremental cost to the Company of these benefits for Dr. Medel is included in All Other Compensation column of the Summary Compensation Table.

The Compensation Committee has reviewed our perquisites expenditures, and believes they continue to be an important element of the overall compensation package to retain current officers, and in fact command a higher perceived value than the actual cost.

Termination of Employment and Change in Control Agreements

As described in greater detail below, the employment agreements between the Company and each of the named executive officers provide for the payment of certain compensation and benefits in the event of the termination of an executive’s employment, the amount of which varies depending upon the reason for such termination. The Compensation Committee has reviewed the essential terms of these termination provisions, and believes they are reasonable, appropriate, and generally consistent with market practice. Those provisions include a reimbursement by the Company to the executive of any excise tax imposed upon the executive pursuant to Section 4999 of the Code with respect to any “excess parachute payments,” as that term is defined in Section 280G of the Code, that the executive receives as a result of a change in control of the Company (as defined in the employment agreements). The effects of Section 4999 are unpredictable and can have widely divergent and unexpected effects based on an executive’s personal compensation history. Therefore, to provide an equal level of benefit across individuals without regard to the effect of the excise tax, the Company has determined that the Section 4999 gross up payments are appropriate for the Company’s most senior level executives.

SUMMARY COMPENSATION TABLE

The following table sets forth the 2006 compensation for our principal executive officer, principal financial officer, and all of our other executive officers.

						Non-equity
				Stock	Option	Incentive Plan	All Other		Total
Name and Principal Position	Year	Salary	Bonus	Awards(1)	Awards(2)	Compensation	Compensation		Compensation

Roger J. Medel, M.D. Chief Executive Officer	2006	$800,000	—	$1,478,223	$668,986	$945,846	$50,516	(3)	$2,997,725
Joseph M. Calabro President and Chief Operating Officer	2006	$515,000	—	$1,477,629	$455,950	$608,888	$9,424	(4)	$2,458,003
Karl B. Wagner Chief Financial Officer and Treasurer	2006	$430,000	—	$1,108,231	$341,965	$508,392	$9,424	(4)	$1,889,620
Thomas W. Hawkins Senior Vice President, General Counsel and Secretary	2006	$400,000	—	$739,172	$365,537	$472,923	$624	(5)	$1,505,333

(1)	Stock awards consist of time-vested restricted stock awards. The amounts in this column do not reflect compensation actually received by the named executive officer nor do they reflect the actual value that will be recognized by the named executive officer. See the Grants of Plan-Based Awards Table for information on restricted stock awards granted in 2006. Instead, the amounts reflect the compensation cost recognized by us in fiscal year 2006 for financial statement reporting purposes in accordance with SFAS 123(R) for stock awards granted in and prior to 2006. For information regarding the assumptions made in calculating the amounts reflected in this column, see the section entitled “Stock Incentive Plans and Stock Purchase Plans” in Note 2 to our Consolidated Financial Statements included in this Form 10-K.

(2)	The amounts in this column do not reflect compensation actually received by the named executive officer nor do they reflect the actual value that will be recognized by the named executive officer. See the Grants of Plan-Based Awards Table for information on stock options granted in 2006. Instead, the amounts reflect the compensation cost recognized by us in fiscal year 2006 for financial statement reporting purposes in accordance with SFAS 123(R) for stock options granted in and prior to 2006. For information regarding the assumptions made in calculating the amounts reflected in this column, see the section entitled “Stock Incentive Plans and Stock Purchase Plans” in Note 2 to our Consolidated Financial Statements included in this Form 10-K.

(3)	Reflects incremental costs of $41,092 for Dr. Medel’s personal use of an aircraft, which Pediatrix owns pursuant to a fractional ownership program, in accordance with his employment agreement, $8,800 for 401(k) thrift and profit sharing matching contributions, and $624 for term life insurance coverage. Also includes costs incurred by Pediatrix for spousal travel to and entertainment (recreational activities) at the Pediatrix board retreat which do not exceed the greater of $25,000 or 10% of the total amount of perquisites and personal benefits received.

(4)	Reflects $8,800 for 401(k) thrift and profit sharing matching contributions and $624 for term life insurance coverage.

(5)	Reflects $624 for term life insurance coverage.

GRANTS OF PLAN-BASED AWARDS IN 2006

								All Other	All Other
		Estimated Future						Stock	Option	Exercise or
		Payouts Under			Estimated Future			Awards:	Awards:	Base
		Non-Equity			Payouts Under			Number of	Number of	Price of	Grant Date
		Incentive Plan			Equity Incentive			Shares of	Securities	Option	Fair Value of
	Grant	Awards(1)			Plan Awards			Stock or	Underlying	Awards	Stock and Option
Name	Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Units(2)	Options(3)	($/Sh)(4)	Awards(5)

Roger J. Medel, M.D.	6/1/06							20,833			$931,235
	6/1/06								62,500	$44.70	$903,750
		$0	$800,000	$1,200,000	—	—	—
Joseph M. Calabro	6/1/06							15,625			$698,438
	6/1/06								46,875	$44.70	$677,813
		$0	$515,000	$772,500	—	—	—
Karl B. Wagner	6/1/06							11,719			$523,839
	6/1/06								35,156	$44.70	$508,356
		$0	$430,000	$645,000	—	—	—
Thomas W. Hawkins	6/1/06							10,417			$465,640
	6/1/06								31,250	$44.70	$451,875
		$0	$400,000	$600,000	—	—	—

(1)	These columns reflect the range of payouts for 2006 annual cash bonuses under the Pediatrix 2004 Incentive Compensation Plan. Amounts actually earned in 2006 are reported as Non-Equity Incentive Plan Compensation in the Summary Compensation Table. For a more detailed description of the annual cash awards, see the section entitled “Annual Bonuses” in the Compensation Discussion and Analysis.

(2)	Represents restricted stock awards granted under the Pediatrix 2004 Incentive Compensation Plan. The restricted stock awards for all of the named executive officers vest in three equal annual installments beginning on June 1, 2007. For a more detailed description of our restricted stock and restricted stock granting policies, see the sections entitled “Restricted Stock Awards” and “Equity Grant Practices” in the Compensation Discussion and Analysis.

(3)	Represents stock option awards granted under the Pediatrix 2004 Incentive Compensation Plan. The stock option awards for all of the named executive officers vest in three equal annual installments beginning on June 1, 2007. For a more detailed description of our stock options and stock option granting policies, see the sections entitled “Stock Options” and “Equity Grant Practices” in the Compensation Discussion and Analysis.

(4)	This column shows the exercise price for the stock options granted, which was the closing price of a share of Pediatrix’s common stock on the New York Stock Exchange on June 1, 2006.

(5)	The grant date fair value of the restricted stock and stock option awards is determined pursuant to SFAS 123(R) and represents the total amount that we will expense in our financial statements over the relevant vesting period. For information regarding the assumptions made in calculating the amounts reflected in this column, see the section entitled “Stock Incentive Plans and Stock Purchase Plans” in Note 2 to our Consolidated Financial Statements included in this Form 10-K.

OUTSTANDING EQUITY AWARDS AT 2006 FISCAL YEAR-END

	Option Awards							Stock Awards
												Equity Incentive
					Equity Incentive						Equity Incentive	Plan Awards:
					Plan Awards:			Number of		Market Value of	Plan Awards:	Market
	Number of		Number of		Number			Shares or		Shares or	Number	or Payout Value of
	Securities		Securities		of Securities			Units of		Units of	of Unearned Shares,	Unearned Shares,
	Underlying		Underlying		Underlying	Option	Option	Stock That		Stock That	Units or Other	Units or Other
	Options		Options		Unearned	Exercise	Expiration	Have Not		Have Not	Rights That Have	Rights That Have
Name	Exercisable		Unexercisable		Awards	Price	Date	Yet Vested		Yet Vested(1)	Not Yet Vested	Not Yet Vested

Roger J. Medel, M.D.	50,000	(2)				$18.15	12/17/2011	44,444	(7)	$2,173,312
	50,000	(3)				$19.92	12/16/2012	20,833	(8)	$1,018,734
	400,000	(4)				$12.90	04/02/2013
	200,000	(5)				$30.99	05/20/2014
			62,500	(6)	—	$44.70	06/01/2016				—	—
Joseph M. Calabro	50,000	(5)				$30.99	05/20/2014	33,333	(7)	$1,629,984
			46,875	(6)	—	$44.70	06/01/2016	15,625	(8)	$764,063	—	—
Karl B. Wagner	37,500	(5)				$30.99	05/20/2014	25,000	(7)	$1,222,500
			35,156	(6)	—	$44.70	06/01/2016	11,719	(8)	$573,059	—	—
Thomas W. Hawkins	33,336	(5)				$30.99	05/20/2014	22,222	(7)	$1,086,656
			31,250	(6)	—	$44.70	06/01/2016	10,417	(8)	$509,391	—	—

(1)	Based on a stock price of $48.90, which was the closing price of a share of Pediatrix’s common stock on the New York Stock Exchange on December 29, 2006.

(2)	These stock options vested on December 17, 2001.

(3)	These stock options vested on December 17, 2002.

(4)	These stock options vested in three equal installments on each of April 2, 2004, April 2, 2005 and April 2, 2006.

(5)	These stock options vested in three equal installments on each of November 20, 2004, November 20, 2005 and November 20, 2006.

(6)	These stock options vest in three equal installments on each of June 1, 2007, June 1, 2008 and June 1, 2009.

(7)	These restricted stock grants vest in two equal installments on each of June 1, 2007, and June 1, 2008.

(8)	These restricted stock grants vest in three equal installments on each of June 1, 2007, June 1, 2008 and June 1, 2009.

OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2006

	Option Awards		Stock Awards(1)
	Number of Shares		Number of Shares	Value of Shares
	Acquired Upon	Value Realized on	Acquired Upon	Acquired Upon
Name	Exercise	Exercise(2)	Vesting	Vesting(3)

Roger J. Medel	113,600	$2,749,064	22,222	$1,026,434
Joseph M. Calabro	135,400	$2,056,449	76,667	$3,396,649
Karl B. Wagner	75,000	$1,132,736	57,500	$2,547,475
Thomas W. Hawkins	116,664	$2,628,823	11,112	$513,263

(1)	These columns reflect restricted stock awards previously awarded to the named executive officer that vested during 2006.

(2)	Calculated based on the sales price received by the named executive upon the sale of the shares of Pediatrix common stock acquired upon the exercise of such stock options minus the exercise price of such options.

(3)	Calculated based on the closing price of a share of Pediatrix’s common stock on the New York Stock Exchange on the vesting date.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

Each of the named executive officers has an employment agreement with our Company that provides for the Company to make certain payments and provide certain benefits to the executive upon termination of employment with the Company. Those provisions are summarized below.

Termination by Company for Cause.  In the event that an executive’s employment with the Company is terminated by the Company for Cause (as defined in the employment agreement), then the Company will pay the executive his base salary through the termination date at the rate in effect at the termination date and reimburse the executive for any reasonable business expenses incurred through the date of termination. In addition, if the executive’s employment is terminated by reason of his failure or refusal to perform his duties in any material respect as reasonably assigned to him, then the Company will continue to pay the employee his base salary for a period of 12 months after the termination date.

The term “Cause” is defined in each of the employment agreements to mean (a) any act or omission of the executive, which is materially contrary to the business interests, reputation or goodwill of the Company; (b) a material breach by the executive of the executive’s obligations under his employment agreement, which breach is not promptly remedied upon written notice from the Company; (c) executive’s failure or refusal to perform executive’s duties in any material respect as reasonably assigned pursuant to his employment agreement, other than a failure or refusal which is remedied by the executive promptly after receipt of written notice thereof by the Company; or (d) executive’s failure or refusal to comply with a reasonable policy, standard or regulation of the Company in any material respect, including but not limited to the Company’s sexual harassment, or other unlawful harassment, work place discrimination or substance abuse policies.

Termination by executive due to poor health or due to executive’s death.  In the event that an executive terminates his employment because his health has become impaired to any extent that makes the continued performance of his duties hazardous to the executive’s physical or mental health or life or the executive’s employment terminates because of his death, then the Company will pay to the executive (or his estate) his base salary to the termination date, pay the executive a pro rata portion of the bonus that the executive would have received had his employment not terminated (as determined in accordance with the employment agreement) and reimburse the executive for any reasonable business expenses incurred through the date of termination. In addition, if the executive terminates his employment due to poor health, the executive will receive any disability payments otherwise payable under any plans provided by the Company.

Termination due to disability.  If the executive’s employment terminates by reason of his Disability (as defined in his employment agreement), then the Company will continue to pay to the executive his base salary for the first 90 days of Disability. Thereafter, payments, if any, will be administered pursuant to the Company’s long-term disability policy. The executive also would receive 50% of his annual base salary at the rate in effect at the termination date, payable in 6 equal monthly installments after the termination date, a pro-rata bonus for the year in which his employment terminates and a reimbursement for any reasonable business expenses incurred through the date of termination.

Termination by Company without Cause or by Executive for Good Reason.  If the Company terminates an executive’s employment without Cause (as defined in the employment agreement), the Company terminates the executive’s employment for any reason within 24 months after a Change in Control (as defined in the employment agreement), or an executive terminates his employment for Good Reason (as defined in the employment agreement), then the Company will (a) pay executive’s base salary through the termination date plus any reimbursement owed to the executive for any reasonable business expenses incurred through the date of termination, (b) continue to pay the executive’s base salary for a period of 24 months after the termination date, (c) on the first and second anniversaries of the termination date, pay the executive an amount equal to the lesser of his “average annual performance bonus” or his bonus for the year immediately preceding his termination, and (d) pay the executive a pro rata portion of the bonus he would have received for the year in which his employment terminates. For this purpose, “average annual performance bonus” means the executive’s base salary multiplied by a percentage equal to the average of the percentages that the performance bonuses paid to the executive for the three full calendar years prior to the termination bear to the executive’s base salary for the calendar year for which the performance bonus relates. If the termination is in connection with a Change in Control (as defined in the employment agreement), then the performance bonuses referred to in (c) above would be paid to the executive in a lump sum within 90 days of the termination date.

The employment agreement for each named executive officer defines “Good Reason” to mean:

(a) the assignment to the executive of any duties inconsistent in any material respect with the executive’s position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as assigned by executive’s supervisor, or any other action by the Company that results in a material diminution in such position, authority, duties or responsibilities, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by the Company promptly after receipt of written notice from the executive;

(b) any material failure by the Company to comply with its obligations to pay the executive the compensation and benefits provided under the executive’s employment agreement, other than an isolated, insubstantial and inadvertent failure not occurring in bad faith and which is remedied by the Company promptly after receipt of written notice from the executive;

(c) the requirement by the Company that the executive be based at any office or location outside of twenty-five (25) miles from the location of the executive’s service as of the date hereof, except for travel reasonably required in the performance of the executive’s duties;

(d) a decrease in executive’s base salary or failure to award incentive compensation as contemplated by the executive’s employment agreement;

(e) the failure of the Company to set a performance bonus target in accordance with the executive’s employment agreement or to pay a performance bonus otherwise due to the executive;

(f) the termination by the Company of the employment of two (2) Key Executives within one (1) year period or three (3) Key Executives within a two (2) year period. For this purpose the employment agreement defines, “Key Executives” to mean the individuals serving as the Company’s Chief Executive Officer, President, Chief Financial Officer and General Counsel as of the date on which the employment agreement was entered into; or

(g) a Change in Control of the Company. For purposes of the employment agreement, “Change in Control” is defined to mean (i) the acquisition by a person or an entity or a group of persons and entities, directly or indirectly, of more than fifty (50%) percent of the Company’s common stock in a single transaction or a series of transactions (hereinafter referred to as a “50% Change in Control”); (ii) a merger or other form of corporate reorganization resulting in an actual or de facto 50% Change in Control; or (iii) the failure of Applicable Directors (defined below) to constitute a majority of the Company’s Board of Directors (the “Board”) during any two (2) consecutive year period after the date of this Agreement (the “Two-Year Period”). “Applicable Directors” shall mean those individuals who are members of the Board at the inception of the Two-Year Period and any new director whose election to the Board or nomination for election to the Board was approved (prior to any vote thereon by the shareholders) by a vote of at least two thirds (2/3) of the directors then still in office who either were directors at the beginning of the Two Year Period at issue or whose election or nomination for election during such Two-Year Period was previously approved as provided in this sentence.

Termination by employee.  If the executive terminates his employment other than for Good Reason (as defined in his employment agreement), the Company will continue to pay the executive his base salary for a period of 90 days, and if in connection with such termination the executive gives sufficient notice and executes a general release of the Company, the Company will pay the executive a pro rata portion of the bonus that the executive would have received had his employment not terminated (as determined in accordance with the employment agreement). In addition, the Company will reimburse the executive for any reasonable business expenses incurred through the date of termination. If the Company specifies a termination date that is less than 90 days after the Company’s receipt of written notice of such termination from the executive, then the Company will continue to pay to the executive his base salary for a period equal to 90 days minus the number of days from the executive’s notice of the termination date.

Continuation of benefit plans.  The employment agreements for each of the named executive officers also provide for the continuation of health, medical, hospitalization and other similar health insurance programs as if the executive were still an employee of the Company during any period during which the executive is entitled to a continuation of his base salary on account of the termination of his employment by reason of his Disability, by the Company without Cause, or by the executive for Good Reason. In addition, if (a) the executive has been an employee of the Company for at least 5 years, (b) the termination is for any reason other than by the Company for Cause, and (c) if requested by the Company, the executive continues to provide certain transition services to the Company (see discussion below), then the executive and his dependents will be entitled to continue to participate in the Company’s group health and welfare plans for a period of 5 years following the termination date (or the last day of the period during which he provides transition services) at the same cost to the executive (or the executive’s family in the case of the executive’s death) as such benefits are provided to other similarly situated active employees of the Company.

Payments in the event of a Change in Control of the Company.  Each of the employment agreements for the named executive officers requires the Company to increase or “gross-up” any amounts payable to an executive that are contingent upon a Change in Control (as defined in the employment agreements) by an amount that will reimburse the executive, on an after-tax basis, for any excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, on any amounts that are deemed to be “excess parachute payments,” and for any interest or penalties incurred by an executive with respect to any such excise tax. In addition, in the event of a Change in Control (as defined in the employment agreements), all unvested stock options, stock appreciation rights, restricted stock and other incentive compensation awards held by the executive will automatically vest and, in the case of stock options, become immediately exercisable. The executive also will be allowed a period of 12 months after termination of employment for any reason during which to exercise any vested options that may be granted under the Company’s 2004 Incentive Compensation Plan and/or any other similar plan adopted by the Company.

Employment transition and severance agreement.  If the Company so requests within five business days following a termination of the executive’s employment by reason of the executive’s disability, termination by the Company without Cause, termination by the executive due to poor health, or termination by the executive for Good Reason, then the executive will continue to be employed by the Company on a part time basis for a period (the “transition period”) to be determined by the Company of up to 90 days, unless extended by mutual agreement. During this transition period, the executive is required to perform such services as may reasonably be required for the transition to others of matters previously within the executive’s responsibilities. Unless otherwise mutually agreed, the executive will not be required to serve more than five days per month during the transition period. For services during the transition period, the executive will be compensated at a daily rate equal to his base salary immediately prior to the termination of his employment divided by 365. In addition, if the executive fully satisfies his obligations during the transition period and complies with the various restrictive covenants contained in his employment agreement, then all stock options, restricted stock and other incentive compensation awards granted to the executive by the Company prior to termination of employment will continue to vest.

Payments of Unused Leave Time.  In accordance with the Company’s Paid Time Off policies, an executive will be paid any earned but unused paid time off upon termination. This payment shall occur in all termination events. In addition to the leave time that the executive accrues in any year, such executive may carry forward fifteen days of leave time from the prior year; therefore, the maximum payout upon termination for each executive would be the value of such executive’s contracted annual leave time plus fifteen carry-over days.

Restrictive Covenants.  Pursuant to his employment agreement, each executive officer is subject to certain restrictive covenants that survive termination of employment. If the executive fails to comply with any of those restrictive covenants, he will not be entitled to receive any further payments or benefits as a result of the termination of his employment (other than his base salary through the date of termination and reimbursement of any reasonable business expenses incurred through the date of termination.) In addition, the Company then will have the right to terminate without advance notice any future payments and benefits of every kind that otherwise would be due to the executive on account of his termination of employment.

The following tables illustrate the payments and benefits that each named executive officer would have received under his employment agreement if his employment with the Company had terminated for any of the reasons described above on December 31, 2006. The amounts presented in the tables are estimates only and do not necessarily reflect the actual value of the payments and other benefits that would be received by the named executive officers, which would only be known at the time that employment actually terminates.

		TRIGGERING EVENT
						By Company	By the	By Executive
						w/out Cause	Company by	Due to Poor
			By Executive			or by	Reason of	Health or due
		Change in	without Good	By Company		Executive for	Executive’s	to Executive’s
Executive	Compensation Components	Control	Reason	for Cause		Good Reason	Disability	Death

Roger Medel, M.D.	Cash Severance(1)	—	$1,143,106	—	(5)	$4,347,984	$1,343,106	$945,846
	Long term Incentives(2)	$3,454,545	—	—		—	—	—
	Welfare Benefits and PTO(3)	—	$241,407	$163,080		$241,407	$241,407	$241,407
	Section 280G Gross-up(4)	—	—	—		—	—	—
	Total Benefit to Employee	$3,454,545	$1,384,513	$163,080		$4,589,391	$1,584,513	$1,187,253
Joseph Calabro	Cash Severance(1)	—	$735,874	—	(6)	$2,797,919	$864,624	$608,888
	Long term Incentives(2)	$2,590,921	—	—		—	—	—
	Welfare Benefits and PTO(3)	—	$164,351	$104,983		$164,351	$164,351	$164,351
	Section 280G Gross-up(4)	—	—	—		—	—	—
	Total Benefit to Employee	$2,590,921	$900,225	$104,983		$2,962,270	$1,028,975	$773,239
Karl Wagner	Cash Severance(1)	—	$614,419	—	(7)	$2,336,177	$721,919	$508,392
	Long term Incentives(2)	$1,943,214	—	—		—	—	—
	Welfare Benefits and PTO(3)	—	$165,521	$87,656		$165,521	$165,521	$165,521
	Section 280G Gross-up(4)	—	—	—		—	—	—
	Total Benefit to Employee	$1,943,214	$779,940	$87,656		$2,501,698	$887,440	$673,913
Thomas Hawkins	Cash Severance(1)	—	$571,553	—	(8)	$2,173,108	$671,553	$472,923
	Long term Incentives(2)	$1,727,297	—	—		—	—	—
	Welfare Benefits and PTO(3)	—	$67,428	$66,155		$76,844	$68,700	$66,155
	Section 280G Gross-up(4)	—	—	—		—	—	—
	Total Benefit to Employee	$1,727,297	$638,981	$66,155		$2,249,952	$740,253	$539,078

(1)	Cash severance includes: (i) in the case of a termination by the executive without Good Reason (as defined in the executive’s employment agreement), continuation of base salary for 90 days, the actual performance bonus on a pro rata basis that would have been payable to executive for the fiscal year if executive had not been terminated so long as executive gives sufficient notice and executes a general release of Company and a reimbursement for any reasonable business expenses incurred through the date of termination, (ii) in the case of termination by the Company without Cause or by the executive for Good Reason, (a) continuation of base salary through the termination date, plus any reimbursement owed to the executive for any reasonable business expenses incurred through the date of termination, (b) continuation of base salary for 24 months after the termination date, (c) on the first and second anniversaries of the termination date, the lesser of the executive’s “average annual performance bonus” (as defined in the executive’s employment agreement) or his prior year’s bonus (this amount is paid as a lump sum if the termination is in connection with a Change in Control (as defined in the executive’s employment agreement)) and (d) the actual performance bonus on a pro rata basis that would have been payable to executive for the fiscal year if executive had not been terminated, (iii) in the case of termination by the Company on account of the executive’s Disability (as defined in the executive’s employment agreement), continuation of base salary for 90 days, continuation of 50% of base salary for an additional 6 months, the actual performance bonus on a pro rata basis that would have been payable to executive for the fiscal year if executive had not been terminated and a reimbursement for any reasonable business expenses incurred through the date of termination, and (iv) in the case of termination by the executive due to executive’s Poor Health or Death (as defined in the executive’s employment agreement), the executive’s base salary through the termination date, the actual performance bonus on a pro rata basis that would have been payable to executive for the fiscal year if executive had not been terminated and a reimbursement for any reasonable business expenses incurred through the date of termination.

(2)	This amount reflects the intrinsic value (i.e. the amount by which the closing price of a share of the Company’s common stock on the New York Stock Exchange on December 31, 2006 ($48.90) exceeded the exercise price) of each of the executive’s unvested stock options that would become vested as a result of a Change in Control. Also included is the value of each of the executive’s unvested restricted shares as of December 31, 2006 that would become vested as a result of a Change in Control. Those are the only equity awards outstanding as of December 31, 2006 for named executive officers as to which there would be any acceleration of vesting if a Change in Control had occurred on December 31, 2006. This accelerated vesting will occur whether or not the executive’s employment is terminated.

(3)	These amounts are based on the current cost to us of providing the named executive’s current medical, dental, vision and life insurance coverage during the period over which base salary continuation is required as described above. In the case of Dr. Medel and Messrs. Calabro and Wagner, who were employed for at least 5 years on December 31, 2006, the Company provides such coverage for 5 years after termination of the executive’s employment. The cost of these welfare benefits was derived by using the current cost to the Company and increasing such cost by 10% per year for the applicable period. The Company continues to pay the employer portion of these welfare benefits during the applicable period, provided that the employee must continue to make the required employee contributions. These amounts also include the value of accrued but unused paid leave time off (PTO) as of December 31, 2006, (assuming executive used no leave time during 2006 and had the maximum amount of leave time from 2005 (15 days) carried over into the 2006 leave time balance) which would be payable regardless of the reason for termination. In the case of termination by Company for Cause, executive is only entitled to the value of accrued but unused PTO.

(4)	If both a change in control occurred and the executive’s employment terminated on December 31, 2006, and the executive received the estimated payments shown in the Change in Control column of this table on that date, those payments would not have resulted in any excess parachute payments under Section 280G of the Internal Revenue Code of 1986, as amended, and thus no gross-up payments would have been required with respect to those payments. Whether or not a payment will constitute an “excess parachute payment,” however, depends not only upon the value of the payments that are contingent upon a change in control but also upon the average of an executive’s W-2 compensation for the 5 years immediately prior to the year in which the change in control occurs. Thus, facts and circumstances at the time of any change in control and termination thereafter, as well as changes in the executive’s compensation history preceding the change in control, could materially impact whether and to what extent any excise tax would be imposed and therefore the amount of any gross-up payment.

(5)	If the executive is terminated for cause by reason of his failure or refusal to perform his duties in any material respect as reasonably assigned to him, then Company will continue to pay the executive his base salary for 12 months after the termination date, which would be in the amount of $800,000.

(6)	If the executive is terminated for cause by reason of his failure or refusal to perform his duties in any material respect as reasonably assigned to him, then Company will continue to pay the executive his base salary for 12 months after the termination date, which would be in the amount of $515,000.

(7)	If the executive is terminated for cause by reason of his failure or refusal to perform his duties in any material respect as reasonably assigned to him, then Company will continue to pay the executive his base salary for 12 months after the termination date, which would be in the amount of $430,000.

(8)	If the executive is terminated for cause by reason of his failure or refusal to perform his duties in any material respect as reasonably assigned to him, then Company will continue to pay the executive his base salary for 12 months after the termination date, which would be in the amount of $400,000.

DIRECTOR COMPENSATION

In 2006, each non-employee Director received the following: (i) an annual retainer fee of $50,000, payable quarterly, (ii) an annual fee of $7,500 for attendance at meetings, payable quarterly, (iii) an additional retainer fee of $50,000, payable quarterly, for the Chairman of the Board, (iv) an additional retainer of $20,000, payable quarterly, for the chair of the Audit Committee, and (v) an additional retainer of $10,000 per committee, payable quarterly, for the chair of any committee of the Board other than the Audit Committee. In addition, it is Pediatrix’s policy to award annually (on the date of each annual shareholders’ meeting) to each non-employee Director options vesting in three equal annual installments over a 3-year period commencing on the anniversary of the date of grant to purchase 5,334 shares of Pediatrix common stock at an exercise price equal to the closing price of a share of Pediatrix’s common stock on the New York Stock Exchange on the date of grant.

It has also been and continues to be Pediatrix’s policy to award each non-employee Director upon his or her initial appointment to the Board of Directors an option to purchase 13,334 shares of Pediatrix common stock effective on the date of such non-employee Director’s appointment, at an exercise price equal to the closing price of a share of Pediatrix’s common stock on the New York Stock Exchange on the date of grant with a three year vesting period. We grant stock options to purchase Pediatrix common stock to our Directors because we believe that it helps foster a long-term perspective and aligns our Directors’ interests with that of our shareholders. Pediatrix also reimburses all of its Directors for out-of-pocket expenses incurred in connection with the rendering of services as a Director.

See “Executive Compensation” for information regarding Dr. Medel’s compensation as Chief Executive Officer of Pediatrix.

	Fees Earned or	Option	All Other	Total
Name(1)	Paid in Cash(2)	Awards(3)	Compensation	Compensation

Cesar L. Alvarez	$107,500	$35,211	$0	$142,711
Waldemar A. Carlo, M.D.	$65,000	$35,211	$0	$100,211
Michael B. Fernandez	$60,000	$35,211	$0	$95,211
Roger K. Freeman, M.D.	$67,500	$35,211	$0	$102,711
Paul G. Gabos	$77,500	$35,211	$0	$112,711
Pascal J. Goldschmidt, M.D.(4)	$43,125	$168,311	$0	$211,436
Lawrence M. Mullen(5)	$57,500	$77,430	$0	$134,930
Enrique J. Sosa	$57,500	$77,430	$0	$134,930

(1)	This table includes all non-employee directors who served as directors in 2006. Compensation for Dr. Medel is disclosed in the Summary Compensation Table. He does not earn additional income for his service as a director.

(2)	This column reports the amount of cash compensation earned in 2006 for Board and committee service.

(3)	This column represents the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123(R) with respect to the 2006 fiscal year for the fair value of stock options previously granted to the directors. The options awarded to Drs. Freeman and Carlo and Messrs. Alvarez, Fernandez and Gabos had a fair value of $16.33 per share, based on assumptions of 4 years expected life, expected volatility of 31%, and a risk free interest rate of 5.01%. The options awarded to Dr. Goldschmidt had a fair value of $17.14 per share, based on assumptions of 4 years expected life, expected volatility of 37%, and a risk free interest rate of 4.80%. The options awarded to Messrs. Mullen and Sosa had a fair value of $12.07 per share, based on assumptions of 3 years expected life, expected volatility of 53%, and a risk free interest rate of 3.12%. The following directors have outstanding option awards at 2006 fiscal year-end for the following number of shares of Pediatrix common stock: Mr. Alvarez (75,334), Dr. Carlo (63,334), Mr. Fernandez (65,334), Dr. Freeman (29,334), Mr. Gabos (49,334), Dr. Goldschmidt (20,000), and Mr. Sosa has (33,334).

(4)	Mr. Goldschmidt joined the Board in March 2006.

(5)	Mr. Mullen resigned from the Board in December 2006.

Compensation Committee Interlocks and Insider Participation

Dr. Goldschmidt, one of our Directors since March 2006 and a member of Pediatrix’s Medical Science and Technology Committee, is also the Senior Vice President for Medical Affairs and Dean of the University of Miami Leonard M. Miller School of Medicine. Subsequent to Dr. Goldschmidt’s election to Pediatrix’s Board of Directors, Dr. Medel, Pediatrix’s Chief Executive Officer, was appointed to the Trustee Services Committee for the University of Miami. As a member of the University of Miami’s Trustee Services Committee, Dr. Medel participates in setting performance goals and annual bonus allocations for various University of Miami employees, including Dr. Goldschmidt.

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis as required by Item 402(b) of Regulation S-K. Based on our review and these discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and the Company’s proxy statement on Schedule 14A for filing with the Securities and Exchange Commission.

Submitted by the Compensation Committee of the Board of Directors.

Michael B. Fernandez
Waldemar A. Carlo, M.D.
Roger K. Freeman, M.D.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2006, with respect to shares of our common stock that may be issued under existing equity compensation plans, including our 2004 Incentive Compensation Plan (“2004 Incentive Plan”), our Amended and Restated Stock Option Plan (the “Option Plan”), our 1996 Qualified and Non-Qualified Employee Stock Purchase Plans, as amended and restated (the “Stock Purchase Plans”) and shares of our common stock reserved for issuance under presently exercisable stock options issued by Magella at the time of its acquisition by the Company (the “Magella Plan”).

Number of securities
remaining available
for future issuance
			Weighted-average	under equity
	Number of securities to		exercise price of	compensation plans
	be issued upon exercise		outstanding	(excluding securities
	of outstanding options,		options, warrants	reflected in
Plan Category	warrants and rights		and rights	column(a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	3,215,314	(1)	$27.04	2,111,893	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	3,215,314		$27.04	2,111,893

(1)	Represents 987,725 shares issuable under the 2004 Incentive Plan, 2,165,269 shares issuable under the Option Plan and 62,320 shares issuable under the Magella Plan.

(2)	Under the 2004 Incentive Plan and the Stock Purchase Plans, 1,913,318 and 198,575 shares, respectively, remain available for future issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the beneficial ownership of common stock of Pediatrix as of July 20, 2007 for the following:

•	Each shareholder who is known by us to own beneficially more than 5% of the outstanding shares of Pediatrix common stock;

•	Each of our Directors;

•	Our Chief Executive Officer and the other executive officers of Pediatrix who were serving as executive officers at the end of the last completed fiscal year; and

•	All of our Directors and executive officers as a group.

	Common Stock
	Beneficially Owned(2)
Name of Beneficial Owner(1)	Shares	Percent

Roger J. Medel, M.D.(3)	908,813	1.9%
Cesar L. Alvarez(4)	71,778	*
Waldemar A. Carlo, M.D.(5)	59,778	*
Michael B. Fernandez(6)	76,578	*
Roger K. Freeman, M.D.(7)	26,578	*
Paul G. Gabos(8)	45,778	*
Manuel Kadre(9)	—	*
Enrique J. Sosa, Ph.D.(10)	29,778	*
Pascal J. Goldschmidt, M.D.(11)	6,667	*
Joseph M. Calabro(12)	194,590	*
Thomas W. Hawkins(13)	91,824	*
Karl B. Wagner(14)	146,368	*
All Directors and executive officers as a group (12 persons)(15)	1,658,530	3.4%
Wasatch Advisors, Inc(16)	2,891,030	5.9%

*	Less than one percent

(1)	Unless otherwise indicated, the address of each of the beneficial owners identified is c/o Pediatrix Medical Group, Inc., 1301 Concord Terrace, Sunrise, Florida 33323. Each holder is a beneficial owner of common stock of Pediatrix.

(2)	Based on 49,020,190 shares of common stock issued and outstanding as of July 20, 2007. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Exchange Act and the information is not necessarily indicative of beneficial ownership for any other purpose. Under that rule, beneficial ownership includes any shares as to which the individual or entity has voting power or investment power and any shares that the individual has the right to acquire within 60 days of July 20, 2007, through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes or table, each person or entity has sole voting and investment power, or shares such powers with his or her spouse, with respect to the shares shown as beneficially owned.

(3)	Includes (i) 51,389 shares of common stock directly owned; (ii) 480 shares owned by Dr. Medel’s children, as to which Dr. Medel disclaims beneficial ownership; (iii) 720,834 shares of common stock subject to options exercisable within 60 days of July 20, 2007; (iv) 36,110 shares of unvested restricted stock which Dr. Medel presently has the power to vote; and (v) 100,000 shares of common stock subject to options exercisable within 60 days of July 20, 2007 held by his wife.

(4)	Includes (i) 10,000 shares of common stock directly owned; and (ii) 61,778 shares of common stock subject to options exercisable within 60 days of July 20, 2007. Mr. Alvarez’s address is 1221 Brickell Avenue, 22nd Floor, Miami, Florida 33131.

(5)	All 59,778 shares of common stock are subject to options exercisable within 60 days of July 20, 2007.

(6)	Includes (i) 14,800 shares of common stock directly owned; and (ii) 61,778 shares of common stock subject to options exercisable within 60 days of July 20, 2007.

(7)	Includes (i) 800 shares of common stock directly owned; and (ii) 25,778 shares of common stock subject to options exercisable within 60 days of July 20, 2007.

(8)	All 45,778 shares of common stock are subject to options exercisable within 60 days of July 20, 2007.

(9)	Mr. Kadre was elected as a Director in May 2007 and upon his election was awarded options to acquire 13,334 shares of common stock with a three year vesting period. None of these options is exercisable within 60 days of July 20, 2007.

(10)	All 29,778 shares of common stock are subject to options exercisable within 60 days of July 20, 2007.

(11)	All 6,667 shares of common stock are subject to options exercisable within 60 days of July 20, 2007.

(12)	Includes (i) 98,542 shares of common stock directly owned; (ii) 2 shares were acquired by Mr. Calabro through Pediatrix’s employee stock purchase plans; (iii) 2 shares directly owned by his wife which were acquired through Pediatrix’s employee stock purchase plans and as to which Mr. Calabro disclaims beneficial ownership; (iv) 3,336 shares subject to options exercisable within 60 days of July 20, 2007 held by his wife and as to which Mr. Calabro disclaims beneficial ownership; (v) 27,083 shares of unvested restricted stock which Mr. Calabro presently has the power to vote; and (vi) 65,625 shares of common stock subject to options exercisable within 60 days of July 20, 2007.

(13)	Includes (i) 30,016 shares of common stock directly owned; (ii) 43,753 shares of common stock subject to options exercisable within 60 days of July 20, 2007; and (iii) 18,055 shares of unvested restricted stock which Mr. Hawkins presently has the power to vote.

(14)	Includes (i) 73,907 shares of common stock beneficially owned by RMMR Properties L.P., a Delaware limited partnership controlled by Mr. Wagner (“RMMR”); (ii) 696 shares accumulated through Pediatrix’s 401(k) thrift and profit sharing plans; (iii) 2,234 shares directly owned by RMMR that were acquired through Pediatrix’s employee stock purchase plans; (iv) 20,312 shares of unvested restricted stock which Mr. Wagner presently has the power to vote; and (v) 49,219 shares of common stock subject to options exercisable within 60 days of July 20, 2007.

(15)	Includes (i) 101,560 shares of unvested restricted stock which certain Directors and executive officers presently have the power to vote; and (ii) 1,274,102 shares of common stock subject to options exercisable within 60 days of July 20, 2007.

(16)	Wasatch Advisors, Inc., a registered investment advisor, is deemed to have beneficial ownership of 2,891,030 shares based on the most recent Schedule 13F. The address of Wasatch Advisors, Inc. is 150 Social Hall Avenue, Salt Lake City, Utah 84111.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

Review and Approval of Related Person Transactions

In 2006, Pediatrix adopted a written policy for the review and approval or ratification of transactions (i) between Pediatrix (or any of its consolidated subsidiaries or affiliated professional associations, corporations and partnerships) and any Pediatrix director or any other entity in which any Pediatrix director is a director, officer or is financially interested; and (ii) in which Pediatrix (or any of its consolidated subsidiaries or affiliated professional associations, corporations and partnerships) is or will be a participant and any related person has or will have a direct or indirect material interest. For purposes of the policy a related person includes any Pediatrix director or director nominee, executive officer or holder of more than 5% of the outstanding voting stock of Pediatrix or any of their respective immediate family members. The policy does not apply to transactions pertaining to (i) director or officer compensation that is approved or recommended to Pediatrix’s Board of Directors for approval by Pediatrix’s Compensation Committee or (ii) the employment by Pediatrix (or any of its consolidated subsidiaries or affiliated professional associations, corporations and partnerships) of any immediate family member of a related person in a non-officer position and at compensation levels commensurate with that paid to other similarly situated employees.

Pursuant to the terms of the policy, all covered transactions, if determined to be material by Pediatrix’s general counsel or if the transaction involves the participation of a member of the Pediatrix Board of Directors, are required to be promptly referred to the disinterested members of the Pediatrix Audit Committee for their review or, if less than a majority of the members of Pediatrix Audit Committee are disinterested, to all of disinterested members of the Pediatrix Board of Directors. Pursuant to the terms of the policy, materiality determinations must be based on the significance of the information to investors in light of all circumstances, including, but not limited to, the (i) relationship of the related persons to the covered transaction, and with each other, (ii) importance to the person having the interest, and (iii) amount involved in the transaction. All transactions involving in excess of $120,000 are automatically deemed to be material pursuant to the terms of the policy.

The disinterested directors of Pediatrix’s Audit Committee or Board of Directors, as applicable, are required to review such material covered transactions at their next regularly-scheduled meeting or earlier if a special meeting is called by the Chairman of the Audit Committee and may only approve such a material covered transaction if it has been entered into in good faith and on fair and reasonable terms that are no less favorable to Pediatrix than those that would be available to Pediatrix in a comparable transaction in arm’s length dealings with an unrelated third party at the time it is considered by the disinterested directors of Pediatrix’s Audit Committee or Board of Directors, as applicable.

All of the transactions described in “Transaction with Related Persons” below were covered transactions under our policy and the policies and procedures required by the policy were followed in connection with the review and approval or ratification of all of such transactions.

Transactions with Related Persons

In March 1997, Mr. Alvarez was appointed to Pediatrix’s Board of Directors. Mr. Alvarez is the President and Chief Executive Officer of Greenberg Traurig, P.A., which serves as one of Pediatrix’s outside counsels and receives customary fees for legal services. In 2006, Pediatrix paid Greenberg Traurig, P.A. approximately $721,000 for such services and currently anticipates that this relationship will continue.

In 2006, Pediatrix reimbursed Dr. Medel, our Chief Executive Officer, approximately $221,237, for Pediatrix’s business use of an aircraft that Dr. Medel owns pursuant to a fractional ownership program. Pediatrix used the aircraft in connection with several business trips taken by Dr. Medel and other officers, directors and employees. The amounts reimbursed by Pediatrix for the use of Dr. Medel’s aircraft did not exceed the hourly rate that Dr. Medel paid for such use under the aircraft’s fractional ownership program.

Geraldine Calabro, the wife of Mr. Calabro, our President and Chief Operating Officer, is employed by Pediatrix as Project Analyst in its Facilities Department and is responsible for matters relating to the procurement and administration of Pediatrix’s corporate, regional and physician group facilities. Under a program adopted by our Board of Directors and applicable to all similarly situated employees, the Company paid the Internal Revenue Service $33,087 in 2007 relating to the personal tax consequences of changes to the measurement dates of certain options previously granted to Ms. Calabro and exercised in 2006. The Company will also reimburse Ms. Calabro in 2007 for additional taxes resulting from this payment in accordance with this program. Ms. Calabro also holds unexercised options that were subject to a change in measurement dates. These options are subject to a separate program adopted by our Board for all similarly situated employees providing for an increase in the exercise price of these options and authorizing a compensating payment for the difference to be made to her in 2008. The Company expects the amount of the compensating payment will be $8,774. See Explanatory Note immediately preceding Part I, Item 1, and Note 3, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements in this Form 10-K.

Deborah Medel-Guerrero, the daughter of Dr. Medel, is employed by Pediatrix as its Director of Practice Integration and is responsible for matters relating to the integration of newly acquired physician practice groups into the operations of Pediatrix. In 2006, Pediatrix paid Ms. Medel-Guerrero $78,234 in salary and bonus and provided her certain health and other benefits customarily provided to similarly situated Pediatrix employees. In addition, in 2006, Pediatrix granted Ms. Medel-Guerrero a restricted stock award of 1,042 shares of Pediatrix common stock and options to purchase 3,125 shares of Pediatrix common stock, each with a three year vesting period. In 2007, Pediatrix granted Ms. Medel-Guerrero options to acquire 2,500 shares of Pediatrix common stock with a three year vesting period. The options granted to Ms. Medel-Guerrero were at an exercise price equal to the closing price of a share of Pediatrix’s common stock on the dates of the grant. Ms. Medel-Guerrero is also the holder of certain previously granted options that are subject to our program providing for the increase in the exercise price of these options and a compensating payment for the difference in 2008. The Company expects the amount of the compensating payment will be $20,350.

Virginia Turnier, M.D., the wife of Dr. Medel, Pediatrix’s Chief Executive Officer, was our Regional Vice President of Medical Operations until September 30, 1999, and continues to provide certain professional and administrative services to Pediatrix as an employee and as an officer and director for certain of our affiliated professional corporations. As compensation for her continuing services, Dr. Turnier’s options to purchase shares of Pediatrix common stock, which she received when she served as our Regional Vice President of Medical Operations, remain exercisable in accordance with their terms. As a result of the stock option review, certain options granted to Dr. Turnier in 1997 and subsequently exercised were found to have been “backdated.” In July 2007, Dr. Turnier offered, and the Company accepted her offer, to repay the Company $519,000, an amount equal to the difference between the proceeds she received upon exercise of these options and the proceeds she would have received had the exercise price been the closing sales price of a share of Pediatrix common stock on the revised measurement date.

As a result of the stock option review, certain options granted to Mr. Wagner, our Chief Financial Officer, and Mr. Calabro in 1998 and 1999 and subsequently exercised were found to have been “backdated.” In July 2007, Mr. Calabro and Mr. Wagner, offered, and the Company accepted these offers, to repay $144,950 and $154,975, respectively, amounts equal to the difference between the proceeds they received upon exercise of these options and the proceeds they would have received had the exercise price for their options been the closing sales price of a share of Pediatrix common stock on the revised measurement dates.

In December 2006, Mr. Hawkins, our Senior Vice President, General Counsel and Secretary, offered and then paid the Company $128,250, representing an additional payment in connection with the exercise of certain options that were granted in 2003. As a result of the stock option review, these options received a revised measurement date because they were found to have been misdated.

INDEPENDENCE OF OUR BOARD OF DIRECTORS AND COMMITTEES

Our Board of Directors has reviewed information about each of our non-employee Directors and made the determination that we have a majority of independent Directors on our Board. In arriving at this conclusion, our Board of Directors made the affirmative determination that each of Drs. Carlo and Freeman and Messrs. Alvarez, Fernandez, Gabos, Sosa and Kadre met the Board of Director’s previously adopted categorical standards for determining independence in accordance with the New York Stock Exchange’s corporate governance rules. Our adopted categorical standards for determining independence in accordance with the New York Stock Exchange’s corporate governance rules are contained in our corporate governance principles, a copy of which is available on our website at www.pediatrix.com.

Our Board of Directors has an Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Our Board of Directors has also made the determination that the members of these committees have met our categorical standards for determining independence in accordance with the New York Stock Exchange corporate governance rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

APPOINTMENT OF INDEPENDENT AUDITORS FOR 2007

Pediatrix’s independent auditors for the year ended December 31, 2006, was the firm of PricewaterhouseCoopers LLP (“PwC”). The Audit Committee has reappointed PwC as the independent public accounting firm to perform audit services for Pediatrix in 2007.

FEES PAID TO INDEPENDENT AUDITORS

The aggregate fees billed by PwC for the indicated services rendered during fiscal years 2006 and 2005 were as follows:

Audit Fees

PwC has billed Pediatrix $1,072,000, in the aggregate, for professional services for the audit of Pediatrix’s consolidated financial statements and internal control over financial reporting for the year ended December 31, 2006, reviews of Pediatrix’s interim consolidated financial statements which are included in each of Pediatrix’s Quarterly Reports on Form 10-Q for the year ended December 31, 2006 and statutory audits of Pediatrix’s wholly-owned captive insurance subsidiary. During 2005, audit fees totaled $938,500 and included professional services for the audit of Pediatrix’s consolidated financial statements and internal controls over financial reporting for the year ended December 31, 2005, reviews of Pediatrix’s interim consolidated financial statements which are included in each of Pediatrix’s Quarterly Reports on Form 10-Q for the year ended December 31, 2005 and statutory audits of Pediatrix’s wholly-owned captive insurance subsidiary.

Audit Related Fees

During 2006, PwC billed Pediatrix $369,000 for audit related professional services. These services included the audit of Pediatrix’s benefit plans, review of Pediatrix’s historical stock option granting practice, and consultations concerning financial accounting and reporting standards. During 2005, audit related fees totaled $52,900 and included professional services related to Pediatrix’s benefit plans and consultations concerning financial accounting and reporting standards.

Tax Fees

During 2006 and 2005, PwC did not bill Pediatrix for tax consultation services.

All Other Fees

There were no other fees billed by PwC for 2006 or 2005.

Pre-Approval Policies and Procedures

The Audit Committee is required to review and approve the proposed retention of independent auditors to perform any proposed auditing and non-auditing services as outlined in its charter. The Audit Committee has not established policies and procedures separate from its charter concerning the pre-approval of auditing and non-auditing related services. As required by Section 10A of the Securities Exchange Act of 1934, as amended, our Audit Committee has authorized all auditing and non-auditing services provided by PwC during 2006 and the fees paid for such services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The information required by this Item is included in Item 8 of Part II of this Form 10-K.

(a)(2) Financial Statement Schedule

The following financial statement schedule for the years ended December 31, 2006, 2005 and 2004, is included in this Form 10-K as set forth below (in thousands).

Pediatrix Medical Group, Inc.

Schedule II: Valuation and Qualifying Accounts

	Years Ended December 31,
	2006	2005	2004

Allowance for contractual adjustments and uncollectibles:
Balance at beginning of year	$219,166	$190,497	$199,809
Amount charged against operating revenue	1,500,339	1,247,723	1,001,902
Accounts receivable contractual adjustments and write-offs (net of recoveries)	(1,453,425)	(1,219,054)	(1,011,214)

Balance at end of year	$266,080	$219,166	$190,497

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(a)(3) Exhibits

See Item 15(b) of this Form 10-K.

(b)	Exhibits

3.1	Composite Articles of Incorporation of Pediatrix (incorporated by reference to Exhibit 3.1 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).
3.2	Amended and Restated Bylaws of Pediatrix (incorporated by reference to Exhibit 3.2 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 2000).
3.3	Articles of Designation of Series A Junior Participating Preferred Stock of Pediatrix (incorporated by reference to Exhibit 3.1 to Pediatrix’s Current Report on Form 8-K dated March 31, 1999).
4.1	Rights Agreement, dated as of March 31, 1999, between Pediatrix and BankBoston, N.A., as rights agent including the form of Articles of Designations of Series A Junior Participating Preferred Stock and the form of Rights Certificate (incorporated by reference to Exhibit 4.1 to Pediatrix’s Current Report on Form 8-K dated March 31, 1999).
4.2	Certificate of Adjustment to the Rights Agreement between Pediatrix and Computershare Trust Company N.A. (as successor to BankBoston, N.A.) as rights agent (incorporated by reference to Exhibit 4.2 to Pediatrix’s Current Report on Form 8-K dated April 27, 2006).
10.1	Amended and Restated Stock Option Plan of Pediatrix dated as of June 4, 2003 (incorporated by reference to Exhibit 10.5 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).*
10.2	Amended and Restated Thrift and Profit Sharing Plan of Pediatrix (incorporated by reference to Exhibit 4.5 to Pediatrix’s Registration Statement on Form S-8 (Registration No. 333-101222)).*
10.3	1996 Qualified Employee Stock Purchase Plan of Pediatrix, as amended and restated (incorporated by reference to Exhibit 4.5 to Pediatrix’s Registration Statement on Form S-8 (Registration No. 333-07061)).*
10.4+	Amendment dated June 21, 2007 to 1996 Qualified Employee Stock Purchase Plan of Pediatrix.

10.5	1996 Non-Qualified Employee Stock Purchase Plan of Pediatrix, as amended and restated (incorporated by reference to Exhibit 4.5 to Pediatrix’s Registration Statement on Form S-8 (Registration No. 333-101225)).*
10.6+	Amendment dated June 21, 2007 to 1996 Non-Qualified Employee Stock Purchase Plan of Pediatrix.
10.7	Executive Non-Qualified Deferred Compensation Plan of Pediatrix, dated October 13, 1997 (incorporated by reference to Exhibit 10.35 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 1998).*
10.8	Form of Indemnification Agreement between Pediatrix and each of its directors and executive officers. (incorporated by reference to Exhibit 10.6 to Pediatrix’s Annual Report on Form 10-K for the year ended December 31, 2003).*
10.9	Form of Amended and Restated Exclusive Management and Administrative Services Agreement between Pediatrix and each of its affiliated professional contractors. (incorporated by reference to Exhibit 10.7 to Pediatrix’s Annual Report on Form 10-K for the year ended December 31, 2003).*
10.10	Credit Agreement, dated as of July 30, 2004, among Pediatrix Medical Group, Inc. and certain subsidiaries and affiliates, Bank of America, N.A., HSBC Bank USA National Association, SunTrust Bank, U.S. Bank National Association, Wachovia Bank, N.A., KeyBank National Association, UBS Loan Financer LLC and the International Bank of Miami, N.A. (incorporated by reference to Exhibit 99.2 to Pediatrix’s Current Report on Form 8-K dated July 30, 2004).
10.11	Security Agreement, dated as of July 30, 2004, between Pediatrix Medical Group, Inc. and certain material subsidiaries, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.3 to Pediatrix’s Current Report on Form 8-K dated July 30, 2004).
10.12	Amendment No. 1 dated January 11, 2005 to the Credit Agreement, dated as of July 30, 2004, among Pediatrix Medical Group, Inc. and certain subsidiaries and affiliates, as borrowers, Bank of America, N.A., as administrative agent, and the lenders named therein (incorporated by reference to Exhibit 99.1 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).
10.13	Amendment No. 2 dated March 10, 2005 to Credit Agreement dated as of July 30, 2004, among Pediatrix Medical Group, Inc. and certain subsidiaries and affiliates, Bank of America, N.A., HSBC Bank USA National Association, SunTrust Bank, U.S. Bank National Association, Wachovia Bank, N.A., KeyBank National Association, UBS Loan Financer LLC and the International Bank of Miami, N.A. (incorporated by reference to Exhibit 10.10 of Pediatrix’s Form 10-K for the period ended December 31, 2004).
10.14	Employment Agreement dated November 11, 2004 between Pediatrix Medical Group, Inc. and Roger J. Medel, M.D. (incorporated by reference to Exhibit 10.1 to Pediatrix’s Current Report on Form 8-K dated November 11, 2004).*
10.15	Employment Agreement dated November 11, 2004 between Pediatrix Medical Group, Inc. and Joseph M. Calabro (incorporated by reference to Exhibit 10.2 to Pediatrix’s Current Report on Form 8-K dated November 11, 2004).*
10.16	Employment Agreement dated November 11, 2004 between Pediatrix Medical Group, Inc. and Karl B. Wagner (incorporated by reference to Exhibit 10.3 to Pediatrix’s Current Report on Form 8-K dated November 11, 2004).*
10.17	Employment Agreement dated November 11, 2004 between Pediatrix Medical Group, Inc. and Thomas W. Hawkins (incorporated by reference to Exhibit 10.4 to Pediatrix’s Current Report on Form 8-K dated November 11, 2004).*
10.18	Pediatrix Medical Group of Puerto Rico Thrift and Profit Sharing Plan (incorporated by reference to Exhibit 4.3 to Pediatrix’s Registration Statement on Form S-8 dated December 9, 2004).*
10.19	Pediatrix Medical Group, Inc. 2004 Incentive Compensation Plan (incorporated by reference to Exhibit A of Pediatrix’s Proxy Statement on Schedule 14A dated as of April 9, 2004).*
10.20	Pediatrix Medical Group, Inc. Form of Stock Option Agreement for Stock Options Awarded Under the Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.3 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*
10.21	Pediatrix Medical Group, Inc. Form of Incentive Stock Option Agreement for Incentive Stock Options Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.22	Pediatrix Medical Group, Inc. Form of Non-Qualified Stock Option Agreement for Non-Qualified Stock Options Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*
10.23	Pediatrix Medical Group, Inc. Form of Restricted Stock Agreement for Restricted Stock Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*
10.24	Consent to Extension Agreement dated as of August 11, 2006, by and among Pediatrix, certain of its subsidiaries and affiliates, Bank of America, N.A., as administrative agent, and each of the Lenders signatory thereto (incorporated by reference to Exhibit 10.1 to Pediatrix’s Current Report on Form 8-K dated August 14, 2006).
10.25	Settlement Agreement, effective September 21, 2006, among the United States Department of Justice and on behalf of the Office of the Inspector General of the Department of Health and Human Services the TRICARE Management Activity, through its General Counsel, and the Office of Personnel Management (“OPM”), which administers the Federal Employees Health Benefits Program (collectively the “United States”); Pediatrix Medical Group, Inc. and Daniel M. Hall, MD (incorporated by reference to Exhibit 10.1 to Pediatrix’s Current Report on Form 8-K dated September 22, 2006).
10.26	Model State Settlement Agreement (incorporated by reference to Exhibit 10.2 to Pediatrix’s Current Report on Form 8-K dated September 22, 2006).
10.27	Corporate Integrity Agreement, effective September 20, 2006, among Pediatrix and the Officer of Inspector General (OIG) of the United States Department of Health and Human Services (HHS) to promote compliance with the statutes, regulations, and written directives of Medicare, Medicaid, TRICARE, and all other Federal health care programs (as defined in 42 U.S.C. § 1320a-7b(f)) (Federal health care program requirements) (incorporated by reference to Exhibit 10.3 to Pediatrix’s Current Report on Form 8-K dated September 22, 2006).
10.28	Consent to Extension Agreement dated as of October 13, 2006, by and among Pediatrix, certain of its subsidiaries and affiliates, Bank of America, N.A., as administrative agent, and each of the Lenders signatory thereto (incorporated by reference to Exhibit 10.1 to Pediatrix’s Current Report on Form 8-K dated October 13, 2006).
10.29	Consent to Extension Agreement dated as of December 14, 2006, by and among Pediatrix, certain of its subsidiaries and affiliates, Bank of America, N.A., as administrative agent, and each of the Lenders signatory thereto (incorporated by reference to Exhibit 10.1 to Pediatrix’s Current Report on Form 8-K dated December 15, 2006).
10.30	Consent to Extension Agreement dated as of March 15, 2007, by and among Pediatrix, certain of its subsidiaries and affiliates, Bank of America, N.A., as administrative agent, and each of the Lenders signatory thereto (incorporated by reference to Exhibit 10.1 to Pediatrix’s Current Report on Form 8-K dated March 16, 2007).
10.31	Consent to Extension Agreement dated as of May 15, 2007, by and among Pediatrix, certain of its subsidiaries and affiliates, Bank of America, N.A., as administrative agent, and each of the Lenders signatory thereto (incorporated by reference to Exhibit 10.1 to Pediatrix’s Current Report on Form 8-K dated May 15, 2007).
23.1+	Consent of PricewaterhouseCoopers LLP.
31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensation plans, contracts or arrangements.

+	Filed herewith.

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

Signature	Title	Date

/s/ Roger J. Medel, M.D. Roger J. Medel, M.D.	Chief Executive Officer (principal executive officer)	August 6, 2007

/s/ Karl B. Wagner Karl B. Wagner	Chief Financial Officer (principal financial officer and principal accounting officer)	August 6, 2007

/s/ Cesar L. Alvarez Cesar L. Alvarez	Director and Chairman of the Board	August 6, 2007

/s/ Waldemar A. Carlo, M.D. Waldemar A. Carlo, M.D.	Director	August 6, 2007

/s/ Michael B. Fernandez Michael B. Fernandez	Director	August 6, 2007

/s/ Roger K. Freeman, M.D. Roger K. Freeman, M.D.	Director	August 6, 2007

/s/ Paul G. Gabos Paul G. Gabos	Director	August 6, 2007

/s/ Pascal J. Goldschmidt, M.D. Pascal J. Goldschmidt, M.D.	Director	August 6, 2007

/s/ Manuel Kadre Manuel Kadre	Director	August 6, 2007

/s/ Enrique J. Sosa Enrique J. Sosa	Director	August 6, 2007