Form 10-Q
period 2007-03-31
PEDIATRIX MEDICAL GROUP INC
filed 2007-08-07
CIK 893949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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

PEDIATRIX MEDICAL GROUP, INC.

EXPLANATORY NOTE
     Immediately prior to the filing of this Form 10-Q, the Company filed its Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). The 2006 Form 10-K contains restated financial information related to the completion of the Company’s stock option review as discussed in Note 3, “Restatement of Consolidated Financial Statements.” The filing of this Form 10-Q was delayed as a result of the stock option review.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
PEDIATRIX MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2007 (Unaudited)	December 31, 2006
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$71,632	$69,595
Short-term investments	17,185	65,660
Accounts receivable, net	127,773	125,573
Prepaid expenses	3,855	4,863
Deferred income taxes	41,967	30,569
Other assets	4,495	5,339

Total current assets	266,907	301,599
Investments	12,428	6,669
Property and equipment, net	29,636	29,939
Goodwill	780,811	770,289
Other assets, net	28,586	26,674

Total assets	$1,118,368	$1,135,170

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$136,855	$206,552
Current portion of long-term debt and capital lease obligations	405	483
Income taxes payable	4,669	14,280

Total current liabilities	141,929	221,315
Line of credit	—	—
Long-term debt and capital lease obligations	170	377
Deferred income taxes	36,056	34,272
Other liabilities	45,365	13,405

Total liabilities	223,520	269,369

Commitments and contingencies

Shareholders’ equity:
Preferred stock; par value $.01 per share; 1,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share; 100,000 shares authorized; 48,965 and 48,861 shares issued and outstanding, respectively	490	489
Additional paid-in capital	527,529	516,384
Retained earnings	366,829	348,928

Total shareholders’ equity	894,848	865,801

Total liabilities and shareholders’ equity	$1,118,368	$1,135,170

The accompanying notes are an integral part of
these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(in thousands, except for
	per share data)
Net patient service revenue	$214,456	$187,679

Operating expenses:
Practice salaries and benefits	130,945	112,569
Practice supplies and other operating expenses	8,900	7,802
General and administrative expenses	33,615	27,392
Depreciation and amortization	2,473	2,348

Total operating expenses	175,933	150,111

Income from operations	38,523	37,568

Investment income	1,864	450
Interest expense	(221)	(409)

Income before income taxes	40,166	37,609
Income tax provision	14,584	14,182

Net income	$25,582	$23,427

Per share data:
Net income per common and common equivalent share:

Basic	$0.53	$0.50

Diluted	$0.51	$0.48

Weighted average shares used in computing net income per common and common equivalent share:

Basic	48,366	47,268

Diluted	49,910	48,906

The accompanying notes are an integral part of
these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$25,582	$23,427
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,473	2,348
Stock-based compensation expense	4,476	5,257
Recognition of tax benefit from uncertain tax position	(1,181)	—
Deferred income taxes	230	3,329
Changes in assets and liabilities:
Accounts receivable	(2,200)	(4,034)
Prepaid expenses and other assets	1,852	(1,910)
Other assets	274	370
Accounts payable and accrued expenses	(60,764)	(42,431)
Income taxes payable	(9,454)	3,804
Other liabilities	7,936	—

Net cash used in operating activities	(30,776)	(9,840)

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(11,958)	(63,264)
Purchases of investments	(13,538)	(5,434)
Proceeds from sales or maturities of investments	56,254	3,900
Purchases of property and equipment	(1,469)	(1,562)

Net cash provided from (used in) investing activities	29,289	(66,360)

Cash flows from financing activities:
Borrowings on line of credit	—	109,000
Payments on line of credit	—	(68,000)
Payments on long-term debt and capital lease obligations	(285)	(325)
Excess tax benefit from exercises of stock options and vesting of restricted stock	612	6,484
Proceeds from issuance of common stock	3,197	22,356

Net cash provided from financing activities	3,524	69,515

Net increase (decrease) in cash and cash equivalents	2,037	(6,685)
Cash and cash equivalents at beginning of period	69,595	11,192

Cash and cash equivalents at end of period	$71,632	$4,507

The accompanying notes are an integral part of
these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
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

Stock Incentive Plans and Employee Stock Purchase Plans

In accordance with Statement of Financial Accounting Standards No. 123(R) (“FAS 123(R)”), the Company measures the cost of employee services received in exchange for stock-based awards based on grant-date fair value. As prescribed under FAS 123(R), the Company estimates the grant-date fair value of stock option grants using a valuation model known as the Black-Scholes-Merton formula or the “Black-Scholes Model” and allocates the resulting compensation expense over the corresponding requisite service period associated with each grant. The Black-Scholes Model requires the use of several variables to estimate the grant-date fair value of stock options including expected term, expected volatility, expected dividends and risk-free interest rate. The Company performs significant analyses to calculate and select the appropriate variable assumptions used in the Black-Scholes Model. The Company also performs significant analyses to estimate forfeitures of stock-based awards as required by FAS 123(R). The Company is required to adjust its forfeiture estimates on at least an annual basis based on the number of share-based awards that ultimately vest. The selection of assumptions and estimated forfeiture rates is subject to significant judgment and future changes to these assumptions and estimates may have a material impact on the Consolidated Financial Statements. The Company recognizes compensation cost for stock-based compensation over the requisite service period using the graded vesting attribution method.

The condensed consolidated statements of income for the three months ended March 31, 2007 and 2006 include stock-based compensation expense calculated in accordance with FAS 123(R) for the Company’s stock incentive plans (the “Stock Incentive Plans”) and the Company’s employee stock purchase plans (the “Stock Purchase Plans”). In addition, the Company’s condensed consolidated statements of cash flows for the three months ended March 31, 2007 and 2006 include the excess tax benefits related to the exercise of stock options and the vesting of restricted stock as a cash inflow from financing activities. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards,” the Company has elected to use the short-cut method to account for its historical pool of excess tax benefits related to stock-based awards. See Note 6 to the Condensed Consolidated Financial Statements for more information on the Company’s Stock Incentive Plans and the Stock Purchase Plans.

Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet completed an evaluation of the potential impact of FAS 159.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 effective January 1, 2007. See Note 7 to the Condensed Consolidated Financial Statements for more information on the Company’s accounting for uncertain tax positions.

Reclassifications

Deferred compensation as presented in the consolidated balance sheet of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 has been included in other liabilities to conform with the current quarter presentation. At March 31, 2007, other liabilities include deferred compensation of approximately $14.0 million.

3.	Business Acquisitions:

The Company acquired two physician group practices during the three months ended March 31, 2007. In connection with these acquisitions, the Company recorded goodwill of approximately $10.0 million, other identifiable intangible assets consisting of physician and hospital agreements, of approximately $2.3 million, and liabilities of $847,000. The Company also recorded goodwill of $500,000 during the three months ended March 31, 2007 for the payment of contingent consideration related to a prior year acquisition based on volume and other performance measures. The Company may be required to pay similar contingent consideration under certain contract provisions relating to acquisitions completed during the three months ended March 31, 2007, as well as other acquisitions completed in prior years; however, the amount to be paid, if any, is not determinable at this point.

The results of operations of the two practices acquired during the three months ended March 31, 2007 have been included in the Company’s condensed consolidated financial statements from their respective dates of acquisition. The following unaudited pro forma information combines the consolidated results of operations of the Company and the physician group practice operations acquired during 2007 and 2006 as if the transactions had occurred at the beginning of the respective periods (in thousands, except for per share data);

	Three Months Ended
	March 31,
	2007	2006
Net patient service revenue	$215,013	$196,712
Net income	25,724	25,682
Net income per share:
Basic	0.53	0.54
Diluted	0.52	0.53

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

The Company intends and has the ability to hold its held-to-maturity securities to maturity, and therefore carries such investments at amortized cost in accordance with the provisions of Financial Accounting Standards No. 115 (“FAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.”

Variable rate demand bonds are backed by municipal debt obligations with long-term contractual maturities and contain demand purchase option provisions allowing the Company to liquidate its investment in such securities over short-term intervals. Based on the provisions of these securities and the Company’s intent to carry all such securities as short-term investments, the Company has classified its variable rate demand bonds as available-for-sale short-term investments. Under the provisions of FAS 115, available-for-sale investments are carried at fair value, with any unrealized gains and losses included in comprehensive income as a separate component of shareholders’ equity.

The amortized cost associated with the Company’s available-for-sale investments held at December 31, 2006 equaled fair value. Therefore, the Company had no unrealized gains and losses reported as a separate component of shareholders equity at December 31, 2006. The Company did not hold any available-for-sale investments at March 31, 2007. The Company’s investments held at March 31, 2007 and December 31, 2006 are summarized as follows:

	March 31, 2007		December 31, 2006
	Short-Term	Long-Term	Short-Term	Long-Term
	(in thousands)
Variable Rate Demand Bonds	$—	$—	$51,850	$—
U.S. Treasury Securities	4,889	500	5,867	500
Federal Home Loan Securities	2,992	4,097	3,497	1,494
Municipal Debt Securities	4,521	7,831	3,946	4,675
Commercial Paper	4,283	—	—	—
Federal Farm Credit Bank Discount Note	500	—	500	—

	$17,185	$12,428	$65,660	$6,669

5.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2007	2006
	(in thousands)
Accounts payable	$3,100	$5,945
Accrued salaries and bonuses	34,444	103,434
Accrued payroll taxes and benefits	11,503	13,414
Accrued professional liability risks	61,578	55,773
Accrual for uncertain tax positions	10,691	19,623
Other accrued expenses	15,539	8,363

	$136,855	$206,552

The decrease in accrued salaries and bonuses from $103.4 million at December 31, 2006 to $34.4 million at March 31, 2007 is primarily due to the decrease in the Company’s liabilities for performance-based incentive compensation.

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

Under the 2004 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. The Company recognizes compensation expense related to its restricted stock awards ratably over the corresponding vesting periods. During the three months ended March 31, 2007, the Company granted 7,000 stock options to key employees under the 2004 Incentive Plan. At March 31, 2007, the Company had approximately 1.9 million shares available for future grants and awards under the 2004 Incentive Plan. During the three months ended March 31, 2007, approximately 18,000 shares were issued under the Stock Purchase Plans. At March 31, 2007, the Company had approximately 180,000 shares reserved under the Stock Purchase Plans.

The Company recognized approximately $4.5 million and $5.3 million of stock-based compensation expense related to the Stock Incentive Plans and the Stock Purchase Plans during the three months ended March 31, 2007 and 2006, respectively. The after-tax impact of stock-based compensation expense on net income was approximately $2.7 million and $3.3 million for the three months ended March 31, 2007 and 2006, respectively. The excess tax benefit related to the exercise of stock options and the vesting of restricted stock for the three months ended March 31, 2007 and 2006 was approximately $769,000 and $7.5 million, respectively.

In July 2007, the Audit Committee of the Board of Directors completed an independent comprehensive review of the Company’s stock option granting practices and made certain findings with respect to these practices. Based on these findings, management concluded that incorrect measurement dates were used for certain stock option grants in prior periods.

After considering the application of Section 409A of the Internal Revenue Code on stock options with revised measurement dates, in February 2007, the Company’s Board of Directors approved the Company’s election to participate in a compliance resolution program offered by the Internal Revenue Service for certain employees who exercised certain stock options in 2006. Under this program, the Company paid to the Internal Revenue Service taxes and related interest imposed on employees, other than executive officers, as a result of the revision of measurement dates. In connection with this program, the Company will reimburse these employees for any additional taxes resulting from the payment of the Section 409A taxes on their behalf.

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

The Company has recorded a liability of approximately $6.4 million at March 31, 2007 for amounts it expects to pay to the Internal Revenue Service on behalf of its employees and directly to employees under these programs.

7.	Accounting for Uncertain Tax Positions:

Effective January 1, 2007, the Company adopted the provisions of FIN 48. As part of the implementation of FIN 48, the Company evaluated its open tax positions using the recognition and measurement criteria established by FIN 48 and, as a result, recorded a $7.7 million cumulative effect adjustment to the opening balance of retained earnings. In addition, the Company reclassified approximately $10.7 million from deferred taxes payable to its current liability for uncertain tax positions which represented taxes due in relation to tax positions taken on temporary differences.

The Company’s total liability for unrecognized tax benefits was $37.1 million as of January 1, 2007. The Company had approximately $20.3 million of unrecognized tax benefits that, if recognized, would favorably impact its effective tax rate at January 1, 2007.

The Company anticipates that its liability for uncertain tax positions will be reduced over the next 12 months by approximately $2.6 million due to the expiration of statutes of limitation. Additionally, the Company anticipates that its liability for uncertain tax positions will be increased over the next 12 months for accrued interest and additional taxes of approximately $2.7 million and $1.4 million, respectively. Although the Company anticipates additional changes in its liability for uncertain tax positions related to certain temporary differences, an estimate of such changes cannot be made at this time.

The Company is currently subject to U.S. Federal income tax examinations for the tax years 2003 through 2006 and Commonwealth of Puerto Rico income tax examinations for the tax years 2001 and 2003 through 2006. During the three months ended March 31, 2007, the Company reduced its liability for uncertain tax positions related to the deductibility of certain compensation payments by approximately $3.9 million as a result of the expiration of the statute of limitations on certain filed tax returns. Of this $3.9 million liability reduction, $2.7 million was recorded as an increase in additional paid-in capital with the remainder recorded as a tax benefit.

The Company includes interest and penalties related to income tax liabilities in income tax expense. As of January 1, 2007, the Company’s accrued interest and penalties totaled $5.1 million.

At March 31, 2007, other liabilities and accounts payable and accrued expenses as presented in the Company’s condensed consolidated balance sheet include $31.3 million and $10.7 million, respectively, related to the Company’s total liability for unrecognized tax benefits of $42.0 million.

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

The calculations of basic and diluted net income per share for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands, except for
	per share data)
Basic:
Net income applicable to common stock	$25,582	$23,427

Weighted average number of common shares outstanding	48,366	47,268

Basic net income per share	$0.53	$0.50

Diluted:
Net income applicable to common stock	$25,582	$23,427

Weighted average number of common shares outstanding	48,366	47,268

Weighted average number of dilutive common stock equivalents	1,544	1,638

Weighted average number of common and common equivalent shares outstanding	49,910	48,906

Diluted net income per share	$0.51	$0.48

For the three months ended March 31, 2007 and 2006, the Company had approximately 7,000 and 20,000 outstanding employee stock options, respectively, that were excluded from the computation of diluted earnings per share because they were anti-dilutive.

9.	Contingencies:

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

In September 2006, the Company announced that it had completed a final settlement agreement with the Department of Justice and the relator who initiated the “qui tam” complaint (“Federal Settlement Agreement”). In February 2007, the Company announced that it had completed separate state settlement agreements with each state Medicaid program involved in the settlement (the “State Settlement Agreements”). Under the terms of the Federal Settlement Agreement and State Settlement Agreements, the Company paid the federal government $25.1 million related to neonatal services provided from January 1996 through December 1999, of which $9.5 million was transferred to an escrow agent for distribution to each Medicaid-participating state that entered into a State Settlement Agreement with the Company.

As part of the Federal Settlement Agreement, the Company entered into a five-year Corporate Integrity Agreement with the Office of Inspector General of the Department of Health and Human Services (the “OIG”). The Corporate Integrity Agreement acknowledges the existence of the Company’s comprehensive Compliance Plan, which provides for policies and procedures aimed at ensuring the Company’s adherence with federal healthcare program (“FHC Program”) requirements and requires the Company to maintain the Compliance Plan in full operation for the term of the Corporate Integrity Agreement. In addition, the Corporate Integrity Agreement requires, among other things, that the Company must comply with the following integrity obligations during the term of the Corporate Integrity Agreement:
•	maintaining a Compliance Officer and Compliance Committee to administer the Company’s compliance with FHC Program requirements, the Company’s Compliance Plan and the Corporate Integrity Agreement;

•	maintaining the Code of Conduct the Company previously developed, implemented, and distributed to its officers, directors, employees, contractors, subcontractors, agents, or other persons who provide patient care items or services (the “Covered Persons”);

•	maintaining the written policies and procedures the Company previously developed and implemented regarding the operation of the Compliance Plan and the Company’s compliance with FHC Program requirements;

•	providing general compliance training to the Covered Persons as well as specific training to the Covered Persons who perform coding functions relating to claims for reimbursement from any FHC Program;

•	engaging an independent review organization to perform annual reviews of samples of claims from multiple hospital units to assist the Company in assessing and evaluating its coding, billing, and claims-submission practices;

•	maintaining the Disclosure Program the Company previously developed and implemented that includes a mechanism to enable individuals to disclose, to the Chief Compliance Officer or any person who is not in the disclosing individual’s chain of command, issues or questions believed by the individual to be a potential violation of criminal, civil, or administrative laws;

•	not hiring or, if employed, removing from Pediatrix’s business operations which are related to or compensated, in whole or part, by FHC Programs, persons (i) convicted of a criminal offense related to the provision of health care items or services or (ii) ineligible to participate in FHC Programs or Federal procurement or non-procurement programs;

•	notifying the OIG of (i) new investigations or legal proceedings by a governmental entity or its agents involving an allegation that Pediatrix has committed a crime or has engaged in fraudulent activities, (ii) matters that a reasonable person would consider a probable violation of criminal, civil or administrative laws applicable to any FHC Program for which penalties or exclusion may be imposed, and (iii) the purchase, sale, closure, establishment, or relocation of any facility furnishing items or services that are reimbursed under FHC Programs;

•	reporting and returning overpayments received from FHC Programs;

•	submitting reports to the OIG regarding the Company’s compliance with the Corporate Integrity Agreement; and

•	maintaining for inspection, for a period of six years from the effective date, all documents and records relating to reimbursement from the FHC Programs and compliance with the Corporate Integrity Agreement.
Failure to comply with the Company’s duties under the Corporate Integrity Agreement could result in substantial monetary penalties and in the case of a material breach, could even exclude the Company from participating in FHC Programs. Management believes the Company was in compliance with the Corporate Integrity Agreement as of March 31, 2007.

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

The Company has received three letters from shareholders demanding that the Company’s Board of Directors initiate legal proceedings against certain current and former officers and directors for, among other things, breaches of fiduciary duty in connection with the Company’s historical stock option granting practices. These demands have been reviewed by a special committee (“Special Committee”) of the Company’s Board of Directors in connection with the review of the Company’s stock option practices. The Special Committee has considered the matter and has determined that it is not in the best interest of the Company to take further action with respect to the Company’s current management or directors. The Special Committee is still considering whether any future action should be taken regarding any former management or directors. The Company cannot predict whether any derivative actions will result from the shareholder demands and, if so, their outcomes.

Although the Company currently maintains liability insurance coverage intended to cover professional liability and certain other claims, the Company cannot assure that its insurance coverage will be adequate to cover liabilities arising out of claims asserted against it in the future where the outcomes of such claims are unfavorable. With respect to professional liability insurance, the Company self-insures its liabilities to pay deductibles through a wholly owned captive insurance subsidiary. Liabilities in excess of the Company’s insurance coverage, including coverage for professional liability and other claims, could have a material adverse effect on its business, financial condition, results of operations and cash flows.

10.	Subsequent Events:

Since March 31, 2007, the Company has completed the acquisition of one physician group practice. Total consideration paid for this acquired practice was approximately $3.3 million in cash.

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
     In July 2007, the Audit Committee of our Board of Directors completed an independent comprehensive review of our stock option granting practices and made certain findings with respect to these practices. Based on these findings, management concluded that incorrect measurement dates were used for certain stock option grants in prior periods. Our results of operations for the three months ended March 31, 2007 include professional fees incurred in order to complete the review. In addition, our results of operations reflect costs to cover Internal Revenue Code Section 409A (“409A”) tax obligations on behalf of employees and other payments to employees as a result of stock option measurement date revisions.
     During the three months ended March 31, 2007 and 2006, we completed the acquisition of two and three physician group practices, respectively. Our results of operations for the three months ended March 31, 2007 and 2006 include the results of operations for these physician group practices from their respective dates of acquisition and therefore are not comparable in some material respects.
Results of Operations
Three Months Ended March 31, 2007 as Compared to Three Months Ended March 31, 2006
     Our net patient service revenue increased $26.8 million, or 14.3%, to $214.5 million for the three months ended March 31, 2007, as compared to $187.7 million for the same period in 2006. Of this $26.8 million increase, $7.3 million, or 27.2%, was attributable to revenue generated from acquisitions completed after December 31, 2005. Same-unit net patient service revenue increased $19.5 million, or 10.7%, for the three months ended March 31, 2007. The change in same-unit net patient service revenue was primarily the result of a net increase in revenue of approximately $11.5 million related to pricing and reimbursement factors and increased revenue of $8.0 million from higher patient service volumes across our subspecialties. The net increase in revenue of $11.5 million related to pricing and reimbursement factors is due to improved reimbursement for our services as result of a new billing code introduced by the American Medical Association in the first quarter of 2006, improved managed care contracting and the flow through of revenue from modest price increases. Increased revenue of $8.0 million from higher patient service volumes includes $4.4 million from a 3.9% increase in neonatal intensive care unit patient days and $3.6 million from volume growth in maternal fetal, pediatric cardiology, metabolic screening and other services, including hearing screens and newborn nursery services. Same-units are those units at which we provided services for the entire current period and the entire comparable period.
     Practice salaries and benefits increased $18.3 million, or 16.3%, to $130.9 million for the three months ended March 31, 2007, as compared to $112.6 million for the same period in 2006. The increase was primarily attributable to: (i) costs associated with new physicians and other staff of $10.1 million to support acquisition-related growth and volume growth at existing units; (ii) an increase in incentive compensation of $4.5 million as a result of same-unit growth and operational improvements at the physician practice level; (iii) costs of $3.0 million to cover 409A tax obligations on behalf of employees and other payments to employees as a result of stock option measurement date revisions; and (iv) increased insurance and other practice-related costs of approximately $700,000.

     Practice supplies and other operating expenses increased $1.1 million, or 14.1%, to $8.9 million for the three months ended March 31, 2007 as compared to $7.8 million for the same period in 2006. The increase was primarily attributable to supply and maintenance costs and other costs of approximately $600,000 to support growth in our metabolic and hearing screen services and supply and maintenance costs of approximately $450,000 to support acquisition-related growth.
     General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $6.2 million, or 22.7%, to $33.6 million for the three months ended March 31, 2007, as compared to $27.4 million for the same period in 2006. This $6.2 million increase was due to: (i) costs of $3.4 million to cover 409A tax obligations on behalf of employees and other payments to employees as a result of stock option measurement date revisions; (ii) increased professional fees of $1.8 million primarily related to our stock option review; and (iii) a $1.0 million increase in other general and administrative expenses and salaries and benefits related to the continued growth of the Company.
     Depreciation and amortization expense increased by approximately $200,000, or 5.3%, to $2.5 million for the three months ended March 31, 2007, as compared to $2.3 million for the same period in 2006. This increase was primarily attributable to the amortization of intangible assets related to acquisitions completed after December 31, 2005.
     Income from operations increased $900,000, or 2.5%, to $38.5 million for the three months ended March 31, 2007, as compared with $37.6 million for the same period in 2006. Our operating margin decreased to 18.0% for the three months ended March 31, 2007, as compared to 20.0% for the same period in 2006. The decrease in our operating margin is primarily attributable to the recording of $6.4 million of costs to cover 409A tax obligations on behalf of employees and other payments to employees as a result of stock option measurement date revisions and $1.5 million in professional fees related to our stock option review.
     We recorded net investment income of $1.6 million for the three months ended March 31, 2007, as compared to net investment income of $41,000 for the same period in 2006. The increase in net investment income is due to an increase in funds available to invest and a higher return on outstanding investment balances for the three months ended March 31, 2007 as compared to the prior year period. Interest expense for the three months ended March 31, 2007 consisted of interest charges, commitment fees and amortized debt costs associated with our Line of Credit.
     Our effective income tax rate was 36.3% for the three months ended March 31, 2007, as compared to 37.7% for the same period in 2006. The decrease in our effective tax rate is primarily due to the recognition of tax benefits on uncertain tax positions as a result of the expiration of the statute of limitations on certain filed tax returns. This benefit was partially offset by an increase in our provision for uncertain tax positions as a result of the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) and increased taxes as a result of tax law changes in the State of Texas.
     Net income increased to $25.6 million for the three months ended March 31, 2007, as compared to $23.4 million for the same period in 2006. Net income for the three months ended March 31, 2007 reflects approximately $3.9 million for the after-tax impact of costs to cover 409A tax obligations on behalf of employees and other payments to employees as a result of stock option measurement date revisions and approximately $900,000 for professional fees related to our stock option review. These costs were partially offset by a reduction in our effective tax rate.
     Diluted net income per common and common equivalent share was $.51 on weighted average shares outstanding of 49.9 million for the three months ended March 31, 2007, as compared to $.48 on weighted average shares outstanding of 48.9 million for the same period in 2006. The increase in weighted average shares outstanding was primarily due to the exercise of employee stock options, the vesting of restricted stock and the issuance of shares under our Stock Purchase Plans.

Liquidity and Capital Resources
     As of March 31, 2007, we had approximately $71.6 million of cash and cash equivalents on hand as compared to $69.6 million at December 31, 2006. In addition, we had working capital of approximately $125.0 million at March 31, 2007, an increase of $44.7 million from working capital of $80.3 million at December 31, 2006. This increase in working capital was primarily the result of quarterly earnings and proceeds from the exercise of employee stock options partially offset by funds used for the acquisition of physician group practices and the purchase of long-term investments during the three months ended March 31, 2007.
     Our net cash used in operating activities was $30.8 million for the three months ended March 31, 2007, as compared to net cash used in operating activities of $9.8 million for the same period in 2006. The net increase in our cash used in operating activities for the three months ended March 31, 2007 is primarily due to an increase in our annual payments due under our performance-based incentive compensation program partially offset by improved operating results.
     During the three months ended March 31, 2007, accounts receivable increased by $2.2 million, as compared to an increase of $4.0 million for the same period in 2006. Our days sales outstanding, or DSO, for accounts receivable at March 31, 2007 were 53.6 days, a decrease from 54.7 days at December 31, 2006. The net increase in accounts receivable during the three months ended March 31, 2007 is primarily due to an increase in patient service revenue related to acquisitions completed during the fourth quarter of 2006 and the first quarter of 2007 partially offset by the decline in our DSO.
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
     During the three months ended March 31, 2007, we experienced a net decrease in cash flow from operating activities related to accounts payable and accrued expenses of $60.8 million. This net decrease is primarily due to payments for 2006 performance-based compensation and Thrift and Profit Sharing Plan matching contributions of approximately $101.5 million partially offset by accruals for 2007 performance-based compensation and Thrift and Profit Sharing Plan matching contributions of approximately $28.7 million, as well as accrued costs to cover 409A tax obligations on behalf of employees and other payments to employees as a result of stock option measurement date revisions of $6.4 million recorded during the three months ended March 31, 2007. Our annual payments due under our performance-based incentive compensation program and our annual Thrift and Profit Sharing Plan matching contributions are made during the first quarter of each year. We typically experience negative cash flow from operations during the first quarter of each year due to these payments.
     During the three months ended March 31, 2007, cash flow used in operations related to income taxes payable and deferred taxes was $9.2 million, compared to $7.1 million of cash provided for the same period in 2006. This change is related to significant tax payments made in conjunction with the filing of tax return extensions in the first quarter of 2007.
     During the three months ended March 31, 2007, cash generated from our operating activities along with cash on hand was used to fund the acquisition of two physician group practices for $12.0 million and fund capital expenditures in the amount of $1.5 million. Our capital expenditures were for medical equipment, computer and office equipment, software, furniture and other improvements at our office-based practices and our corporate and regional offices.
     During the three months ended March 31, 2007, our net cash flows provided from financing activities consisted primarily of proceeds from the exercise of employee stock options and the excess tax benefit of stock option exercises.

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
     As a result of our stock option review, we executed certain Consent to Extension Agreements with the latest Consent to Extension Agreement permitting us to extend the delivery of financial statements and related debt covenant calculations and certifications for the quarters ended June 30, 2006, September 30, 2006 and March 31, 2007, and the year ended December 31, 2006, until August 14, 2007. The consent to Extension Agreement also waives any default or event of default relating to our failure to deliver an annual budget within the required time period provided the budget is delivered by August 14, 2007. We plan to deliver the budget and all required financial statements and related debt covenant calculations and certifications on or before this date.
     At March 31, 2007, we believe we were in compliance with the financial covenants and other restrictions applicable to us under the Line of Credit. At March 31, 2007, we had no outstanding principal balance on our Line of Credit; however, we had outstanding letters of credit of $25.0 million, which reduced the amount available on our Line of Credit.
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
     Effective January 1, 2007, we adopted the provisions of FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As part of the implementation of FIN 48, we evaluated our open tax positions using the recognition and measurement criteria established by FIN 48 and, as a result, recorded an increase in our liability for unrecognized tax benefits of $7.7 million as of January 1, 2007. The $7.7 million cumulative effect of adopting FIN 48 was reported as an adjustment to the opening balance of retained earnings.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Our Line of Credit is subject to market risk and interest rate changes and bears interest at our option (i) the base rate (defined as the higher of the Federal Funds Rate plus .5% or the Bank of America prime rate) or (ii) the Eurodollar rate plus an applicable margin rate ranging from .75% to 1.75% based on our consolidated leverage ratio. There was no outstanding principal balance under our Line of Credit at March 31, 2007. However, for every $10 million outstanding on our Line of Credit, a 1% change in interest rates would result in an impact to income before taxes of $100,000 per year.
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
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2007.
Changes in Internal Controls Over Financial Reporting
     No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     The Audit Committee of our Board of Directors conducted a comprehensive review of the Company’s historical practices related to the granting of stock options with the assistance of independent legal counsel and forensic accounting experts. We voluntarily contacted the staff of the Securities and Exchange Commission (the “SEC”) regarding the Audit Committee’s review and subsequently the SEC notified us that it had commenced a formal investigation into our stock option practices. We have also had discussions with the U.S. Attorney’s office for the Southern District of Florida regarding the Audit Committee’s review. Based on these discussions, we believe that the U.S. Attorney’s office may make a request for various documents and information related to the review and our stock option granting practices. We intend to continue full cooperation with the U.S. Attorney’s office and the SEC. We cannot predict the outcome of these matters.
     In September 2006, we announced that we had completed a final settlement agreement with the Department of Justice and the relator who initiated the “qui tam” complaint (“Federal Settlement Agreement”). In February 2007, we announced that we had completed separate state settlement agreements with each state Medicaid program involved in the settlement (the “State Settlement Agreements”). Under the terms of the Federal Settlement Agreement and State Settlement Agreements, the Company paid the federal government $25.1 million related to neonatal services provided from January 1996 through December 1999, of which $9.5 million was transferred to an escrow agent for distribution to each Medicaid-participating state that entered into a State Settlement Agreement with us.

     As part of the Federal Settlement Agreement, we entered into a five-year Corporate Integrity Agreement with the Office of Inspector General of the Department of Health and Human Services (the “OIG”). The Corporate Integrity Agreement acknowledges the existence of our comprehensive Compliance Plan, which provides for policies and procedures aimed at promoting our adherence with FHC Program requirements and requires us to maintain the Compliance Plan in full operation for the term of the Corporate Integrity Agreement. In addition, the Corporate Integrity Agreement requires, among other things, that we must comply with the following integrity obligations during the term of the Corporate Integrity Agreement:
•	maintaining a Compliance Officer and Compliance Committee to administer our compliance with FHC Program requirements, our Compliance Plan and the Corporate Integrity Agreement;

•	maintaining the Code of Conduct we previously developed, implemented, and distributed to our officers, directors, employees, contractors, subcontractors, agents, or other persons who provide patient care items or services (the “Covered Persons”);

•	maintaining the written policies and procedures we previously developed and implemented regarding the operation of the Compliance Plan and our compliance with FHC Program requirements;

•	providing general compliance training to the Covered Persons as well as specific training to the Covered Persons who perform coding functions relating to claims for reimbursement from any FHC Program;

•	engaging an independent review organization to perform annual reviews of samples of claims from multiple hospital units to assist us in assessing and evaluating our coding, billing, and claims-submission practices;

•	maintaining the Disclosure Program we previously developed and implemented that includes a mechanism to enable individuals to disclose, to the Chief Compliance Officer or any person who is not in the disclosing individual’s chain of command, issues or questions believed by the individual to be a potential violation of criminal, civil, or administrative laws;

•	not hiring or, if employed, removing from Pediatrix’s business operations which are related to or compensated, in whole or part, by FHC Programs, persons (i) convicted of a criminal offense related to the provision of health care items or services or (ii) ineligible to participate in FHC Programs or Federal procurement or non-procurement programs;

•	notifying the OIG of (i) new investigations or legal proceedings by a governmental entity or its agents involving an allegation that Pediatrix has committed a crime or has engaged in fraudulent activities, (ii) matters that a reasonable person would consider a probable violation of criminal, civil or administrative laws applicable to any FHC Program for which penalties or exclusion may be imposed, and (iii) the purchase, sale, closure, establishment, or relocation of any facility furnishing items or services that are reimbursed under FHC Programs;

•	reporting and returning overpayments received from FHC Programs;

•	submitting reports to the OIG regarding our compliance with the Corporate Integrity Agreement; and

•	maintaining for inspection, for a period of six years from the effective date, all documents and records relating to reimbursement from the FHC Programs and compliance with the Corporate Integrity Agreement.
Failure to comply with our duties under the Corporate Integrity Agreement could result in substantial monetary penalties and in the case of a material breach, could even exclude us from participating in FHC Programs. Management believes we were in compliance with the Corporate Integrity Agreement as of March 31, 2007.
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
We have received three letters from shareholders demanding that our Board of Directors initiate legal proceedings against certain current and former officers and directors for, among other things, breaches of fiduciary duty in connection with our historical stock option granting practices. These demands have been reviewed by a special committee (“Special Committee”) of our Board of Directors in connection with the review of the Company’s stock option practices. The Special Committee has considered the matter and has determined that it is not in the best interest of the Company to take further action with respect to the Company’s current management or directors. The Special committee is still considering whether any future action should be taken regarding any former management or directors. We cannot predict whether any derivative actions will result from the shareholder demands and, if so, their outcomes.
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

10.1	Consent to Extension Agreement dated March 15, 2007 (incorporated by reference to Exhibit 10.1 to Pediatrix’s Current Report on Form 8-K dated March 15, 2007).

31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.