Form 10-Q
period 2007-06-30
PEDIATRIX MEDICAL GROUP INC
filed 2007-08-09
CIK 893949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-12111
PEDIATRIX MEDICAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0271219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Large accelerated filer ☒                Accelerated filer☐                Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Shares of Common Stock outstanding as of July 31, 2007: 49,020,190.

PEDIATRIX MEDICAL GROUP, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
PEDIATRIX MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31,
	(Unaudited)	2006
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$136,606	$69,595
Short-term investments	14,535	65,660
Accounts receivable, net	132,836	125,573
Prepaid expenses	5,528	4,863
Deferred income taxes	37,683	30,569
Other assets	4,677	5,339

Total current assets	331,865	301,599
Investments	17,876	6,669
Property and equipment, net	29,677	29,939
Goodwill	781,505	770,289
Other assets, net	28,048	26,674

Total assets	$1,188,971	$1,135,170

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$170,293	$206,552
Current portion of long-term debt and capital lease obligations	389	483
Income taxes payable	3,853	14,280

Total current liabilities	174,535	221,315
Long-term debt and capital lease obligations	138	377
Deferred income taxes	37,420	34,272
Other liabilities	38,496	13,405

Total liabilities	250,589	269,369

Commitments and contingencies

Shareholders’ equity:
Preferred stock; par value $.01 per share; 1,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share; 100,000 shares authorized; 49,020 and 48,861 shares issued and outstanding, respectively	490	489
Additional paid-in capital	534,748	516,384
Retained earnings	403,144	348,928

Total shareholders’ equity	938,382	865,801

Total liabilities and shareholders’ equity	$1,188,971	$1,135,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)

Net patient service revenue	$226,810	$203,807	$441,266	$391,486

Operating expenses:
Practice salaries and benefits	126,662	114,419	257,607	226,988
Practice supplies and other operating expenses	9,604	8,604	18,504	16,406
General and administrative expenses	29,839	24,820	63,454	52,212
Depreciation and amortization	2,466	2,404	4,939	4,752

Total operating expenses	168,571	150,247	344,504	300,358

Income from operations	58,239	53,560	96,762	91,128
Investment income	1,661	478	3,525	928
Interest expense	(122)	(411)	(343)	(820)

Income before income taxes	59,778	53,627	99,944	91,236
Income tax provision	23,463	20,169	38,047	34,351

Net income	$36,315	$33,458	$61,897	$56,885

Per share data:
Net income per common and common equivalent share:
Basic	$.75	$.70	$1.28	$1.19

Diluted	$.72	$.68	$1.24	$1.16

Weighted average shares used in computing net income per common and common equivalent share:
Basic	48,537	48,003	48,453	47,631

Diluted	50,125	49,461	50,019	49,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$61,897	$56,885
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	4,939	4,752
Stock-based compensation expense	8,322	10,188
Recognition of tax benefit from uncertain tax position	(1,181)	—
Deferred income taxes	5,878	2,824
Gain on sale of assets	—	(1,630)
Changes in assets and liabilities:
Accounts receivable	(7,263)	(2,036)
Prepaid expenses and other assets	(3)	(2,236)
Other assets	(310)	550
Accounts payable and accrued expenses	(27,326)	(13,924)
Income taxes payable	(10,225)	2,572
Other liabilities	1,558	—

Net cash provided from operating activities	36,286	57,945

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(12,652)	(66,665)
Purchase of investments	(79,351)	(10,341)
Proceeds from sales or maturities of investments	119,269	5,900
Purchase of property and equipment	(3,345)	(8,011)
Proceeds from sale of assets	—	6,102

Net cash provided from (used in) investing activities	23,921	(73,015)

Cash flows from financing activities:
Borrowings on line of credit	—	123,000
Payments on line of credit	—	(123,000)
Payments on capital lease obligations	(333)	(399)
Excess tax benefit from exercises of stock options and vesting of restricted stock	1,887	7,561
Proceeds from issuance of common stock	5,250	25,561

Net cash provided from financing activities	6,804	32,723

Net increase in cash and cash equivalents	67,011	17,653
Cash and cash equivalents at beginning of period	69,595	11,192

Cash and cash equivalents at end of period	$136,606	$28,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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

Stock Incentive Plans and Employee Stock Purchase Plans

In accordance with Statement of Financial Accounting Standards No. 123(R) (“FAS 123(R)”), the Company measures the cost of employee services received in exchange for stock-based awards based on grant-date fair value. As prescribed under FAS 123(R), the Company estimates the grant-date fair value of stock option grants using a valuation model known as the Black-Scholes-Merton formula or the “Black-Scholes Model” and allocates the resulting compensation expense over the corresponding requisite service period associated with each grant. The Black-Scholes Model requires the use of several variables to estimate the grant-date fair value of stock options including expected term, expected volatility, expected dividends and risk-free interest rate. The Company performs significant analyses to calculate and select the appropriate variable assumptions used in the Black-Scholes Model. The Company also performs significant analyses to estimate forfeitures of stock-based awards as required by FAS 123(R). The Company is required to adjust its forfeiture estimates on at least an annual basis based on the number of share-based awards that ultimately vest. The selection of assumptions and estimated forfeiture rates is subject to significant judgment and future changes to these assumptions and estimates may have a material impact on the Condensed Consolidated Financial Statements. The Company recognizes compensation cost for stock-based compensation over the requisite service period using the graded vesting attribution method.

The condensed consolidated statements of income for the three and six months ended June 30, 2007 and 2006 include stock-based compensation expense calculated in accordance with FAS 123(R) for the Company’s stock incentive plans (the “Stock Incentive Plans”) and the Company’s employee stock purchase plans (the “Stock Purchase Plans”). In addition, the Company’s condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 include the excess tax benefits related to the exercise of stock options and the vesting of restricted stock as a cash inflow from financing activities. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards,” the Company has elected to use the short-cut method to account for its historical pool of excess tax benefits related to stock-based awards. See Note 6 to the Condensed Consolidated Financial Statements for more information on the Company’s Stock Incentive Plans and the Employee Stock Purchase Plans.

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

Reclassifications

Deferred compensation as presented in the consolidated balance sheet of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 has been included in other liabilities to conform with the current quarter presentation. At June 30, 2007, other liabilities include deferred compensation of approximately $13.5 million.

3.	Business Acquisitions :

The Company acquired two physician group practices during the six months ended June 30, 2007. In connection with these acquisitions, the Company recorded goodwill of approximately $10.1 million, other identifiable intangible assets consisting of physician and hospital agreements of approximately $2.3 million, and liabilities of approximately $847,000. The Company also recorded goodwill of $1.1 million during the six months ended June 30, 2007 for the payment of contingent consideration related to prior year acquisitions based on volume and other performance measures. The Company may be required to pay similar contingent consideration under certain contract provisions relating to acquisitions completed in prior years; however, the amount to be paid, if any, is not determinable at this point.

The results of operations of the two practices acquired during the six months ended June 30, 2007 have been included in the Company’s condensed consolidated financial statements from their respective dates of acquisition. The following unaudited pro forma information combines the consolidated results of operations of the Company and the physician group practice operations acquired during 2007 and 2006 as if the transactions had occurred at the beginning of the respective periods (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net patient service revenue	$226,810	$209,093	$441,822	$406,751
Net income	$36,315	$34,859	$62,039	$60,703
Net income per share:
Basic	$.75	$.73	$1.28	$1.27
Diluted	$.72	$.70	$1.24	$1.23
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

The amortized cost associated with the Company’s available-for-sale investments held at December 31, 2006 equaled fair value. Therefore, the Company had no unrealized gains and losses reported as a separate component of shareholders equity at December 31, 2006. The Company did not hold any available-for-sale investments at June 30, 2007. The Company’s investments held at June 30, 2007 and December 31, 2006 are summarized as follows (in thousands):

	June 30, 2007		December 31, 2006
	Short-Term	Long-Term	Short-Term	Long-Term
U.S. Treasury Securities	$3,296	$—	$51,850	$—
Federal Home Loan Securities	3,590	4,502	5,867	500
Municipal Debt Securities	7,149	13,374	3,497	1,494
Commercial Paper	—	—	3,946	4,675
Federal Farm Credit Bank Discount Note	500	—	500	—

	$14,535	$17,876	$65,660	$6,669

5.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Accounts payable	$8,352	$5,945
Accrued salaries and bonuses	63,317	103,434
Accrued payroll taxes and benefits	13,766	13,414
Accrued professional liability risks	67,010	55,773
Accrual for uncertain tax positions	5,189	19,623
Other accrued expenses	12,659	8,363

	$170,293	$206,552

The decrease in accrued salaries and bonuses from $103.4 million at December 31, 2006 to $63.3 million at June 30, 2007 is primarily due to the decrease in the Company’s liabilities for performance-based incentive compensation. The Company’s annual payments due under its performance-based incentive compensation program are made during the first quarter of each year.

6.	Stock Incentive Plans and Employee Stock Purchase Plans:

The Company has a stock option plan (the “Option Plan”) under which stock options are presently outstanding but no new additional grants may be made. The Company also has a 2004 Incentive Compensation Plan (the “2004 Incentive Plan”) under which stock options, restricted stock, stock appreciation rights, deferred stock, other stock related and performance related awards may be made to key employees. To date, the Company has only awarded restricted stock and granted stock options under the 2004 Incentive Plan. Collectively, the Option Plan and the 2004 Incentive Plan are the Company’s Stock Incentive Plans (the “Stock Incentive Plans”). The Company also has Employee Stock Purchase Plans under which employees may purchase the Company’s common stock at 85% of market value on designated dates.

Under the 2004 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. The Company recognizes compensation expense related to its restricted stock awards ratable over the corresponding vesting periods. During the six months ended June 30, 2007, the Company granted approximately 394,000 stock options to key employees under the 2004 Incentive Plan. At June 30, 2007, the Company had approximately 1.5 million shares available for future grants and awards under the 2004 Incentive Plan. During the six months ended June 30, 2007, approximately 32,000 shares were issued under the Stock Purchase Plans. At June 30, 2007, the Company had approximately 148,000 shares reserved under the Stock Purchase Plans.

During the three and six months ended June 30, 2007 and 2006, the Company recognized approximately $3.8 million and $8.3 million, and $4.9 million and $10.2 million, respectively, of stock-based compensation expense related to the Stock Incentive Plans and the Stock Purchase Plans. The excess tax benefit related to the exercise of stock options and the vesting of restricted stock for the six months ended June 30, 2007 was approximately $2.1 million.

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

In February 2007, the Board of Directors also adopted a program providing for increases in the exercise price of certain options that were subject to changes in measurement dates and authorizing the Company to make compensating payments for the difference to affected employees, other than executive officers, in 2008. In July 2007, the Board of Directors finalized the increase in the exercise price of these options and authorization of these compensating payments.

During the first quarter of 2007, the Company recorded a liability of approximately $6.4 million for amounts it paid and expects to pay to the Internal Revenue Service on behalf of its employees and directly to employees under these programs. At June 30, 2007, the Company had approximately $3.8 million remaining to be paid under these programs.

7.	Accounting for Uncertain Tax Positions:

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). As part of the implementation of FIN 48, the Company evaluated its open tax positions using the recognition and measurement criteria established by FIN 48 and, as a result, recorded a $7.7 million cumulative effect adjustment to the opening balance of retained earnings. In addition, the Company reclassified approximately $10.7 million from deferred taxes payable to its current liability for uncertain tax positions which represented taxes due in relation to tax positions taken on temporary differences.

The Company’s total liability for unrecognized tax benefits was $37.1 million as of January 1, 2007. The Company had approximately $20.3 million of unrecognized tax benefits that, if recognized, would favorably impact its effective tax rate at January 1, 2007.

The Company anticipates that its liability for uncertain tax positions will be reduced over the next 12 months by approximately $2.6 million due to the expiration of statutes of limitation. Additionally, the Company anticipates that its liability for uncertain tax positions will be increased over the next 12 months for accrued interest and additional taxes of approximately $2.6 million and $1.4 million, respectively. Although the Company anticipates additional changes in its liability for uncertain tax positions related to certain temporary differences, an estimate of such changes cannot be made at this time.

The Company is currently subject to U.S. Federal income tax examinations for the tax years 2003 through 2006 and Commonwealth of Puerto Rico income tax examinations for the tax years 2001 and 2003 through 2006. During the six months ended June 30, 2007, the Company reduced its liability for uncertain tax positions related to the deductibility of certain compensation payments by approximately $3.9 million as a result of the expiration of the statute of limitations on certain filed tax returns. Of this $3.9 million liability reduction, $2.7 million was recorded as an increase in additional paid-in capital with the remainder recorded as a tax benefit.

The Company includes interest and penalties related to income tax liabilities in income tax expense. As of January 1, 2007, the Company’s accrued interest and penalties totaled $5.1 million.

At June 30, 2007, other liabilities and accounts payable and accrued expenses as presented in the Company’s condensed consolidated balance sheet include $25.0 million and $5.2 million, respectively, related to the Company’s total liability for unrecognized tax benefits of $30.2 million.

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

The calculations of basic and diluted net income per share for the three and six months ended June 30, 2007 and 2006 are as follows (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic:
Net income applicable to common stock	$36,315	$33,458	$61,897	$56,885

Weighted average number of common shares outstanding	48,537	48,003	48,453	47,631

Basic net income per share	$.75	$.70	$1.28	$1.19

Diluted:
Net income applicable to common stock	$36,315	$33,458	$61,897	$56,885

Weighted average number of common shares outstanding	48,537	48,003	48,453	47,631

Weighted average number of dilutive common stock equivalents	1,588	1,458	1,566	1,548

Weighted average number of common and common equivalent shares outstanding	50,125	49,461	50,019	49,179

Diluted net income per share	$.72	$.68	$1.24	$1.16

For the three months ended June 30, 2007 and 2006, the Company had approximately 393,000 and 47,000 outstanding employee stock options, respectively, that have been excluded from the computation of diluted earnings per share because they are anti-dilutive. For the six months ended June 30, 2007 and 2006, the Company had approximately 393,000 and 67,000 outstanding employee stock options, respectively, that have been excluded from the computation of diluted earnings per share because they are anti-dilutive.

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
Failure to comply with the Company’s duties under the Corporate Integrity Agreement could result in substantial monetary penalties and in the case of a material breach, could even exclude the Company from participating in FHC Programs. Management believes the Company was in compliance with the Corporate Integrity Agreement as of June 30, 2007.

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

Since June 30, 2007, the Company has completed the acquisition of one physician group practice. Total consideration paid for this acquired practice was approximately $3.3 million in cash.

In August 2007, the Board of Directors of the Company authorized a share repurchase program that allows the Company to repurchase up to $100 million of its common stock. The program allows the Company to make open market purchases of its shares from time to time subject to price, market and economic conditions, and trading restrictions.

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
     In July 2007, the Audit Committee of our Board of Directors completed an independent comprehensive review of our stock option granting practices and made certain findings with respect to these practices. Based on these findings, management concluded that incorrect measurement dates were used for certain stock option grants in prior periods. Our results of operations for the three and six months ended June 30, 2007 include professional fees incurred in order to complete the review. In addition, our results of operations reflect costs to cover Internal Revenue Code Section 409A (“409A”) tax obligations on behalf of employees and other payments to employees as a result of stock option measurement date revisions.
     During the six months ended June 30, 2007 and 2006, we completed the acquisition of two and four physician group practices, respectively. Our results of operations for the three and six months ended June 30, 2007 and 2006 include the results of operations for these physician group practices from their respective dates of acquisition and therefore are not comparable in some material respects.
Results of Operations
Three Months Ended June 30, 2007 as Compared to Three Months Ended June 30, 2006
     Our net patient service revenue increased $23.0 million, or 11.3%, to $226.8 million for the three months ended June 30, 2007, as compared to $203.8 million for the same period in 2006. Of this $23.0 million increase, $5.4 million, or 23.5%, was attributable to revenue generated from acquisitions completed after March 31, 2006. Same-unit net patient service revenue increased $17.6 million, or 8.7%, for the three months ended June 30, 2007. The change in same-unit net patient service revenue was primarily the result of increased revenue of $10.6 million from higher patient service volumes across our subspecialties and a net increase in revenue of approximately $7.0 million related to pricing and reimbursement factors. Increased revenue of $10.6 million from higher patient service volumes includes $6.1 million from a 4.2% increase in neonatal intensive care unit patient days and $4.5 million from volume growth in maternal fetal, pediatric cardiology, metabolic screening and other services, including hearing screens and newborn nursery services. The net increase in revenue of $7.0 million related to pricing and reimbursement factors is primarily due to improved managed care contracting and the flow through of revenue from modest price increases. Same-units are those units at which we provided services for the entire current period and the entire comparable period.
     Practice salaries and benefits increased $12.3 million, or 10.7%, to $126.7 million for the three months ended June 30, 2007, as compared to $114.4 million for the same period in 2006. The increase was primarily attributable to: (i) costs associated with new physicians and other staff of $6.9 million to support acquisition-related growth and volume growth at existing units; (ii) an increase in incentive compensation of $5.0 million as a result of same-unit growth and operational improvements at the physician practice level; and (iii) increased insurance and other practice-related costs of approximately $400,000.
     Practice supplies and other operating expenses increased $1.0 million, or 11.6%, to $9.6 million for the three months ended June 30, 2007 as compared to $8.6 million for the same period in 2006. The increase was primarily attributable to supply and maintenance costs and other costs to support acquisition-related growth.
     General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $5.0 million, or 20.2%, to $29.8 million for the three months ended June 30, 2007, as compared to $24.8 million for the same period in 2006. This $5.0 million increase was due to: (i) increased professional fees of $1.8 million related to our stock option review; (ii) a reduction in expense in the 2006 period related to a $1.6 million gain on the sale of the Company’s aircraft; and (iii) a $1.6 million increase in other general and administrative expenses and salaries and benefits related to the continued growth of the Company.
     Depreciation and amortization expense increased by approximately $62,000, or 2.6%, to $2.5 million for the three months ended June 30, 2007, as compared to $2.4 million for the same period in 2006. This increase was attributable to the depreciation of fixed asset additions.
     Income from operations increased $4.6 million, or 8.7%, to $58.2 million for the three months ended June 30, 2007, as compared with $53.6 million for the same period in 2006. Our operating margin decreased to 25.7% for the three months ended June 30, 2007, as compared to 26.3% for the same period in 2006. The decrease in our operating margin is attributable to $1.8 million in professional fees related to our stock option review and a reduction in expense in the 2006 period related to a $1.6 million gain on the sale of the Company’s aircraft.
     We recorded net investment income of $1.5 million for the three months ended June 30, 2007, as compared to net investment income of $67,000 for the same period in 2006. The increase in net investment income is due to an increase in funds available to invest and a higher return on outstanding investment balances for the three months ended June 30, 2007 as compared to the prior year period. Interest expense for the three months ended June 30, 2007 consisted of interest charges, commitment fees and amortized debt costs associated with our Line of Credit.
     Our effective income tax rate was 39.25% for the three months ended June 30, 2007, as compared to 37.61% for the same period in 2006. The increase in our effective tax rate is primarily due to an increase in our provision for uncertain tax positions as a result of the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) and increased taxes as a result of tax law changes in the State of Texas.
     Net income increased to $36.3 million for the three months ended June 30, 2007, as compared to $33.5 million for the same period in 2006. Net income for the three months ended June 30, 2007 reflects the after-tax impact of approximately $1.1 million for professional fees related to our stock option review. Net income for the three months ended June 30, 2006 reflects the after-tax impact of approximately $1.0 million related to the gain on sale of the Company’s aircraft.
     Diluted net income per common and common equivalent share was $.72 on weighted average shares outstanding of 50.1 million for the three months ended June 30, 2007, as compared to $.68 on weighted average shares outstanding of 49.5 million for the same period in 2006. The increase in weighted average shares outstanding was primarily due to the vesting of restricted stock, the issuance of shares under our Stock Purchase Plans, and the exercise of employee stock options.
Six Months Ended June 30, 2007 as Compared to Six Months Ended June 30, 2006
     Our net patient service revenue increased $49.8 million, or 12.7%, to $441.3 million for the six months ended June 30, 2007, as compared to $391.5 million for the same period in 2006. Of this $49.8 million increase, $13.4 million, or 26.9%, was attributable to revenue generated from acquisitions completed after December 31, 2005. Same-unit net patient service revenue increased $36.4 million, or 9.6%, for the six months ended June 30, 2007. The change in same-unit net patient service revenue was primarily the result of a net increase in revenue of approximately $18.8 million related to pricing and reimbursement factors and increased revenue of $17.6 million from higher patient service volumes across our subspecialties. The net increase in revenue of $18.8 million related to pricing and reimbursement factors is due to improved managed care contracting, improved reimbursement for our services as result of a new billing code introduced by the American Medical Association in the first quarter of 2006 and the flow through of revenue from modest price increases. Increased revenue of $17.6 million from higher patient service volumes includes $10.0 million from a 3.9% increase in neonatal intensive care unit patient days and $7.6 million from volume growth in maternal fetal, pediatric cardiology, metabolic screening and other services, including hearing screens and newborn nursery services. Same-units are those units at which we provided services for the entire current period and the entire comparable period.
     Practice salaries and benefits increased $30.6 million, or 13.5%, to $257.6 million for the six months ended June 30, 2007, as compared to $227.0 million for the same period in 2006. The increase was primarily attributable to: (i) costs associated with new physicians and other staff of $16.8 million to support acquisition-related growth and volume growth at existing units; (ii) an increase in incentive compensation of $9.5 million as a result of same-unit growth and operational improvements at the physician practice level; (iii) costs of $3.0 million to cover 409A tax obligations on behalf of employees and other payments to employees as a result of stock option measurement date revisions; and (iv) increased insurance and other practice-related costs of approximately $1.3 million.
     Practice supplies and other operating expenses increased $2.1 million, or 12.8%, to $18.5 million for the six months ended June 30, 2007 as compared to $16.4 million for the same period in 2006. The increase was primarily attributable to supply and maintenance costs and other costs to support acquisition-related growth and growth in our metabolic and hearing screen services.

     General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $11.3 million, or 21.5%, to $63.5 million for the six months ended June 30, 2007, as compared to $52.2 million for the same period in 2006. This $11.3 million increase was due to: (i) costs of $3.4 million to cover 409A tax obligations on behalf of employees and other payments to employees as a result of stock option measurement date revisions; (ii) increased professional fees of $3.3 million related to our stock option review; (iii) a $3.0 million increase in other general and administrative expenses and salaries and benefits related to the continued growth of the Company; and (iv) a reduction in expense in the 2006 period related to a $1.6 million gain on the sale of the Company’s aircraft.
     Depreciation and amortization expense increased by approximately $187,000, or 3.9%, to $4.9 million for the six months ended June 30, 2007, as compared to $4.8 million for the same period in 2006. This increase was attributable to the amortization of intangible assets related to acquisitions completed after June 30, 2006 and the depreciation of fixed asset additions.
     Income from operations increased $5.7 million, or 6.2%, to $96.8 million for the six months ended June 30, 2007, as compared with $91.1 million for the same period in 2006. Our operating margin decreased to 21.9% for the six months ended June 30, 2007, as compared to 23.3% for the same period in 2006. The decrease in our operating margin is primarily attributable to: (i) $6.4 million of costs to cover 409A tax obligations on behalf of employees and other payments to employees as a result of stock option measurement date revisions; (ii) $3.3 million in professional fees related to our stock option review; and (iii) a reduction in expense in the 2006 period related to a $1.6 million gain on the sale of the Company’s aircraft.
     We recorded net investment income of $3.2 million for the six months ended June 30, 2007, as compared to net investment income of $108,000 for the same period in 2006. The increase in net investment income is due to an increase in funds available to invest and a higher return on outstanding investment balances for the six months ended June 30, 2007 as compared to the prior year period. Interest expense for the six months ended June 30, 2007 consisted of interest charges, commitment fees and amortized debt costs associated with our Line of Credit.
     Our effective income tax rate was 38.07% for the six months ended June 30, 2007, as compared to 37.65% for the same period in 2006. The net increase in our effective tax rate is primarily due to an increase in our provision for uncertain tax positions as a result of the adoption of FIN 48 and increased taxes as a result of tax law changes in the State of Texas partially offset by the recognition of tax benefits on uncertain tax positions as a result of the expiration of the statute of limitations on certain filed tax returns.
     Net income increased to $61.9 million for the six months ended June 30, 2007, as compared to $56.9 million for the same period in 2006. Net income for the six months ended June 30, 2007 reflects the after-tax impact of approximately $4.0 million for costs to cover 409A tax obligations on behalf of employees and other payments to employees as a result of stock option measurement date revisions, and the after-tax impact of approximately $2.0 million for professional fees related to our stock option review. Net income for the six months ended June 30, 2006 reflects the after-tax impact of approximately $1.0 million related to the gain on sale of the Company’s aircraft.
     Diluted net income per common and common equivalent share was $1.24 on weighted average shares outstanding of 50.0 million for the six months ended June 30, 2007, as compared to $1.16 on weighted average shares outstanding of 49.2 million for the same period in 2006. The increase in weighted average shares outstanding was primarily due to the exercise of employee stock options, the vesting of restricted stock and the issuance of shares under our Stock Purchase Plans.
Liquidity and Capital Resources
     As of June 30, 2007, we had approximately $136.6 million of cash and cash equivalents on hand as compared to $69.6 million at December 31, 2006. In addition, we had working capital of approximately $157.3 million at June 30, 2007, an increase of $77.0 million from working capital of $80.3 million at December 31, 2006. This increase in working capital was primarily the result of earnings and proceeds from the exercise of employee stock options partially offset by funds used for the acquisition of physician group practices and the purchase of long-term investments during the six months ended June 30, 2007.
     Our net cash provided from operating activities was $36.3 million for the six months ended June 30, 2007, as compared to net cash provided from operating activities of $57.9 million for the same period in 2006. The net decrease in our cash provided from operating activities for the six months ended June 30, 2007 is primarily due to an increase in our annual payments due under our performance-based incentive compensation program and certain income tax payments partially offset by improved operating results.
     During the six months ended June 30, 2007, accounts receivable increased by $7.3 million, as compared to an increase of $2.0 million for the same period in 2006. Our days sales outstanding, or DSO, for accounts receivable at June 30, 2007 were 53.3 days, a decrease from 54.7 days at December 31, 2006. The net increase in accounts receivable during the six months ended June 30, 2007 is primarily due to an increase in patient service revenue related to acquisitions completed during the first quarter of 2007 partially offset by the decline in our DSO.
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
     During the six months ended June 30, 2007, we experienced a net decrease in cash flow from operating activities related to accounts payable and accrued expenses of $27.3 million. This net decrease is primarily due to payments for 2006 performance-based compensation and Thrift and Profit Sharing Plan matching contributions of approximately $101.5 million partially offset by accruals for 2007 performance-based compensation and Thrift and Profit Sharing Plan matching contributions of approximately $61.2 million, as well as the unpaid portion of costs accrued to cover 409A tax obligations on behalf of employees and other payments to employees as a result of stock option measurement date revisions of approximately $3.8 million. Our annual payments due under our performance-based incentive compensation program and our annual Thrift and Profit Sharing Plan matching contributions are made during the first quarter of each year. We typically experience negative cash flow from operations during the first quarter of each year due to these payments.
     During the six months ended June 30, 2007, cash flow used in operations related to income taxes payable and deferred taxes was $4.3 million, compared to cash provided of $5.4 million for the same period in 2006. This change is primarily related to the timing of the Company’s tax payments.
     During the six months ended June 30, 2007, cash generated from our operating activities along with cash on hand was used to fund the acquisition of two physician group practices and make contingent purchase payments for $12.7 million and fund capital expenditures in the amount of $3.3 million. Our capital expenditures were for medical equipment, computer and office equipment, software, furniture and other improvements at our office-based practices and our corporate and regional offices.
     During the six months ended June 30, 2007, our net cash flows provided from financing activities consisted primarily of proceeds from the exercise of employee stock options and the excess tax benefit of stock option exercises.
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
     At June 30, 2007, we believe we were in compliance with the financial covenants and other restrictions applicable to us under the Line of Credit. At June 30, 2007, we had no outstanding principal balance on our Line of Credit; however, we had outstanding letters of credit of $18.3 million, which reduced the amount available on our Line of Credit.
     We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record a liability for self-insured amounts and an estimate of liabilities for claims incurred but not reported based on an actuarial valuation using historical loss patterns.

     We anticipate that funds generated from operations, together with our current cash on hand, short-term investments and funds available under the Line of Credit, will be sufficient to finance our working capital requirements, fund anticipated acquisitions and capital expenditures, and meet our contractual obligations for at least the next 12 months.
     Effective January 1, 2007, we adopted the provisions FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As part of the implementation of FIN 48, we evaluated our open tax positions using the recognition and measurement criteria established by FIN 48 and, as a result, recorded an increase in our liability for unrecognized tax benefits of $7.7 million as of January 1, 2007. The $7.7 million cumulative effect of adopting FIN 48 was reported as an adjustment to the opening balance of retained earnings.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Our Line of Credit is subject to market risk and interest rate changes and bears interest at our option at (i) the base rate (defined as the higher of the Federal Funds Rate plus .5% or the Bank of America prime rate) or (ii) the Eurodollar rate plus an applicable margin rate ranging from .75% to 1.75% based on our consolidated leverage ratio. There was no outstanding principal balance under our Line of Credit at June 30, 2007. However, for every $10 million outstanding on our Line of Credit, a 1% change in interest rates would result in an impact to income before taxes of $100,000 per year.
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
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2007.
Changes in Internal Controls Over Financial Reporting
     No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     Failure to comply with our duties under the Corporate Integrity Agreement could result in substantial monetary penalties and in the case of a material breach, could even exclude us from participating in FHC Programs. Management believes we were in compliance with the Corporate Integrity Agreement as of June 30, 2007.
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

PEDIATRIX MEDICAL GROUP, INC.
Date: August 9, 2007	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D., Chief Executive Officer
(principal executive officer)

Date: August 9, 2007	By:	/s/ Karl B. Wagner
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

10.1	Consent to Extension Agreement dated May 15, 2007 (incorporated by reference to Exhibit 10.1 to Pediatrix’s Current Report on Form 8-K dated May 15, 2007).

31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.