Form 10-Q
period 2007-09-30
PEDIATRIX MEDICAL GROUP INC
filed 2007-11-07
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Shares of common stock outstanding as of November 5, 2007: 48,400,274.

PEDIATRIX MEDICAL GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

PEDIATRIX MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007 (Unaudited)	December 31, 2006
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$50,507	$69,595
Short-term investments	29,083	65,660
Accounts receivable, net	142,815	125,573
Prepaid expenses	5,829	4,863
Deferred income taxes	47,202	30,569
Other assets	4,914	5,339

Total current assets	280,350	301,599
Investments	20,012	6,669
Property and equipment, net	30,045	29,939
Goodwill	874,717	770,289
Other assets, net	32,827	26,674

Total assets	$1,237,951	$1,135,170

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$210,624	$206,552
Current portion of long-term debt and capital lease obligations	457	483
Income taxes payable	4,997	14,280

Total current liabilities	216,078	221,315
Long-term debt and capital lease obligations	442	377
Deferred income taxes	41,240	34,272
Other liabilities	38,214	13,405

Total liabilities	295,974	269,369

Commitments and contingencies

Shareholders’ equity:
Preferred stock; par value $.01 per share; 1,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share; 100,000 shares authorized; 48,872 and 48,861 shares issued and outstanding, respectively	489	489
Additional paid-in capital	554,199	516,384
Retained earnings	387,289	348,928

Total shareholders’ equity	941,977	865,801

Total liabilities and shareholders’ equity	$1,237,951	$1,135,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Net patient service revenue	$236,876	$215,755	$678,142	$607,241

Operating expenses:
Practice salaries and benefits	131,925	120,836	389,532	347,824
Practice supplies and other operating expenses	9,395	8,092	27,899	24,498
General and administrative expenses	29,837	27,971	93,291	80,183
Depreciation and amortization	2,577	2,308	7,516	7,060

Total operating expenses	173,734	159,207	518,238	459,565

Income from operations	63,142	56,548	159,904	147,676
Investment income	2,121	1,173	5,646	2,101
Interest expense	(147)	(122)	(490)	(942)

Income before income taxes	65,116	57,599	165,060	148,835
Income tax provision	25,558	22,434	63,605	56,785

Net income	$39,558	$35,165	$101,455	$92,050

Per share data:
Net income per common and common equivalent share:
Basic	$0.81	$0.73	$2.09	$1.93

Diluted	$0.79	$0.71	$2.02	$1.87

Weighted average shares used in computing net income per common and common equivalent share:
Basic	48,912	48,184	48,607	47,807

Diluted	50,264	49,515	50,102	49,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$101,455	$92,050
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	7,516	7,060
Stock-based compensation expense	12,683	15,289
Recognition of tax benefit from uncertain tax position	(1,181)	—
Deferred income taxes	(1,539)	10,578
Gain on sale of assets	—	(1,630)
Changes in assets and liabilities:
Accounts receivable	(17,242)	(8,218)
Prepaid expenses and other assets	(541)	(2,234)
Other assets	73	22
Accounts payable and accrued expenses	5,457	(1,676)
Income taxes payable	(8,173)	(2,899)
Other liabilities	604	—

Net cash provided from operating activities	99,112	108,342

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(102,093)	(81,941)
Purchase of investments	(168,995)	(15,570)
Proceeds from sales or maturities of investments	192,229	9,200
Purchase of property and equipment	(4,867)	(9,210)
Proceeds from sale of assets	—	6,102

Net cash used in investing activities	(83,726)	(91,419)

Cash flows from financing activities:
Borrowings on line of credit	—	123,000
Payments on line of credit	—	(123,000)
Payments on capital lease obligations	(380)	(826)
Excess tax benefit from exercises of stock options and vesting of restricted stock	8,392	8,066
Repurchases of common stock	(67,393)	—
Proceeds from issuance of common stock	24,907	27,143

Net cash (used in) provided from financing activities	(34,474)	34,383

Net (decrease) increase in cash and cash equivalents	(19,088)	51,306
Cash and cash equivalents at beginning of period	69,595	11,192

Cash and cash equivalents at end of period	$50,507	$62,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

The consolidated results of operations for the interim periods presented are not necessarily indicative of the results to be experienced for the entire fiscal year. In addition, the accompanying unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K (the “Form 10-K”).

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

The condensed consolidated statements of income for the three and nine months ended September 30, 2007 and 2006 include stock-based compensation expense calculated in accordance with FAS 123(R) for the Company’s stock incentive plans (the “Stock Incentive Plans”) and the Company’s employee stock purchase plans (the “Employee Stock Purchase Plans”). In addition, the Company’s condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 include the excess tax benefits related to the exercise of stock options and the vesting of restricted stock as a cash inflow from financing activities. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards,” the Company has elected to use the short-cut method to account for its historical pool of excess tax benefits related to stock-based awards. See Note 7 to the Condensed Consolidated Financial Statements for more information on the Company’s Stock Incentive Plans and the Employee Stock Purchase Plans.

Accounting Pronouncements

In September 2006 the FASB issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), “Fair Value Measures.” FAS 157 creates a common definition for fair value for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). FAS 157 also establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company has not yet completed its evaluation of the potential impact of FAS 157.

In February 2007 the FASB issued Statement of Financial Accounting Standards No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet completed its evaluation of the potential impact of FAS 159.

Reclassifications

Deferred compensation as presented in the consolidated balance sheet of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, has been included in other liabilities in this Form 10-Q to conform with the current quarter presentation. At September 30, 2007, other liabilities include deferred compensation of approximately $14.2 million.

3.	Accounts Receivable:

Accounts receivable consists of the following (in thousands):

	September 30, 2007	December 31, 2006
Gross accounts receivable	$443,819	$391,653
Allowance for contractual adjustments and uncollectibles	(301,004)	(266,080)

	$142,815	$125,573

4.	Business Acquisitions:

The Company acquired seven physician group practices during the nine months ended September 30, 2007. In connection with these acquisitions, the Company recorded goodwill of approximately $102.0 million, other identifiable intangible assets consisting of physician and hospital agreements of approximately $7.4 million, liabilities of approximately $10.1 million and fixed assets of approximately $344,000 as of September 30, 2007. Cash payments of approximately $7.2 million for two of the acquisitions completed during the nine months ended September 30, 2007 were not made until October 1, 2007. This $7.2 million liability is included in other accrued expenses as reflected in Note 6 to the Condensed Consolidated Financial Statements. The Company has not yet completed the purchase price allocation for certain acquisitions completed late in the third quarter of 2007.

Certain purchase agreements related to the Company’s acquisitions contain contingent purchase price provisions based on volume and other performance measures. Potential payments under these provisions are not contingent upon the future employment of the sellers. The amount of the payments due under these provisions cannot be determined until the specific targets or measures are attained. In some cases, the sellers are eligible for annual contingent purchase price payments over a three to five year period based on the growth in profitability of the physician practice with no stated limit on the annual payment amount. Under all other contingent purchase price provisions, payments of up to $13.7 million may be due through 2012 as of September 30, 2007. During the nine months ended September 30, 2007, the Company recorded goodwill of $2.5 million for the payment of contingent consideration related to prior year acquisitions based on volume and other performance measures.

The results of operations of the seven practices acquired during the nine months ended September 30, 2007 have been included in the Company’s condensed consolidated financial statements from their respective dates of acquisition. The following unaudited pro forma information combines the consolidated results of operations of the Company and the physician group practice operations acquired during 2007 and 2006 as if the transactions had occurred at the beginning of the respective periods (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net patient service revenue	$246,879	$235,277	$719,382	$669,211
Net income	$40,804	$38,247	$106,655	$101,888
Net income per share:
Basic	$0.83	$0.79	$2.19	$2.13
Diluted	$0.81	$0.77	$2.13	$2.07

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

The amortized cost associated with the Company’s available-for-sale investments held at September 30, 2007, and December 31, 2006, approximated fair value. Therefore, the Company had no unrealized gains and losses reported as a separate component of shareholders equity at September 30, 2007, and December 31, 2006. The Company’s investments held at September 30, 2007, and December 31, 2006, are summarized as follows (in thousands):

	September 30, 2007		December 31, 2006
	Short-Term	Long-Term	Short-Term	Long-Term
Variable Rate Demand Bonds	$11,760	$—	$51,850	$—
U.S. Treasury Securities	2,299	—	5,867	500
Federal Home Loan Securities	5,096	2,803	3,497	1,494
Municipal Debt Securities	9,428	16,209	3,946	4,675
Federal Farm Credit Bank Discount Note	500	1,000	500	—

	$29,083	$20,012	$65,660	$6,669

6.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Accounts payable	$4,486	$5,945
Accrued salaries and bonuses	87,387	103,434
Accrued payroll taxes and benefits	14,881	13,414
Accrued professional liability risks	72,123	55,773
Accrual for uncertain tax positions	13,419	19,623
Other accrued expenses	18,328	8,363

	$210,624	$206,552

7.	Stock Incentive Plans and Employee Stock Purchase Plans:

The Company has a stock option plan (the “Option Plan”) under which stock options are presently outstanding but no new additional grants may be made. The Company also has a 2004 Incentive Compensation Plan (the “2004 Incentive Plan”) under which stock options, restricted stock, stock appreciation rights, deferred stock, other stock-related and performance-related awards may be made to key employees. To date, the Company has only awarded restricted stock and granted stock options under the 2004 Incentive Plan. Collectively, the Option Plan and the 2004 Incentive Plan are the Company’s Stock Incentive Plans (the “Stock Incentive Plans”). The Company also has Employee Stock Purchase Plans under which employees may purchase the Company’s common stock at 85% of market value on designated dates.

Under the 2004 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. The Company recognizes compensation expense related to its restricted stock awards ratably over the corresponding vesting periods. During the nine months ended September 30, 2007, the Company granted approximately 541,000 stock options and approximately 166,000 shares of restricted stock to key employees under the 2004 Incentive Plan. At September 30, 2007, the Company had approximately 1.2 million shares available for future grants and awards under the 2004 Incentive Plan. During the nine months ended September 30, 2007, approximately 72,000 shares were issued under the Stock Purchase Plans. At September 30, 2007, the Company had approximately 127,000 shares reserved under the Stock Purchase Plans.

During the three months ended September 30, 2007 and 2006, the Company recognized approximately $4.4 million and $5.1 million, respectively, of stock-based compensation expense related to the Stock Incentive Plans and the Stock Purchase Plans. During the nine months ended September 30, 2007 and 2006, the Company recognized approximately $12.7 million and $15.3 million, respectively, of stock-based compensation expense related to the Stock Incentive Plans and the Stock Purchase Plans. The excess tax benefit recognized in additional paid-in capital related to the exercise of stock options and the vesting of restricted stock for the nine months ended September 30, 2007 was approximately $9.5 million.

In July 2007, the Audit Committee of the Board of Directors completed an independent comprehensive review of the Company’s stock option granting practices and made certain findings with respect to these practices. Based on these findings, management concluded that incorrect measurement dates were used for certain stock option grants in prior periods all as more fully detailed in the Form 10-K.

After considering the application of Section 409A of the Internal Revenue Code on stock options with revised measurement dates, in February 2007 the Company’s Board of Directors approved the Company’s election to participate in a compliance resolution program offered by the Internal Revenue Service for certain employees who exercised certain stock options in 2006. Under this program, the Company paid to the Internal Revenue Service taxes and related interest imposed on employees, other than executive officers, as a result of the revision of measurement dates. In connection with this program, the Company reimbursed these employees for any additional payroll taxes resulting from the payment made on their behalf to the Internal Revenue Service.

In February 2007, the Board of Directors also adopted a program providing for increases in the exercise price of certain options that were subject to changes in measurement dates and authorizing the Company to make compensating payments in 2008 for the difference to affected employees, other than executive officers. In July 2007, the Board of Directors finalized the increase in the exercise price of these options and authorization of these compensating payments.

During the first quarter of 2007, the Company recorded a liability of approximately $6.4 million for amounts it paid and expects to pay to the Internal Revenue Service on behalf of its employees and directly to employees under these programs. At September 30, 2007, the Company had approximately $2.2 million remaining to be paid under these programs.

8.	Accounting for Uncertain Tax Positions:

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). As part of the implementation of FIN 48, the Company evaluated its open tax positions using the recognition and measurement criteria established by FIN 48 and, as a result, recorded a $7.7 million cumulative effect adjustment to the opening balance of retained earnings. In addition, the Company reclassified approximately $10.7 million from deferred taxes payable to its current liability for uncertain tax positions which represented taxes due in relation to tax positions taken on temporary differences.

The Company’s total liability for unrecognized tax benefits was $37.1 million, including $5.1 million of accrued interest and penalties, as of January 1, 2007. The Company had approximately $20.3 million of unrecognized tax benefits, including $5.1 million of accrued interest and penalties that, if recognized, would favorably impact its effective tax rate at January 1, 2007.

The Company anticipates that its liability for uncertain tax positions will be reduced over the next 12 months by approximately $6.2 million, excluding accrued interest, due to the expiration of statutes of limitation or settlements with taxing authorities. Additionally, the Company anticipates that its liability for uncertain tax positions will be increased over the next 12 months by additional taxes of approximately $1.7 million. Although the Company anticipates additional changes in its liability for uncertain tax positions related to certain temporary differences, an estimate of such changes cannot be made at this time.

The Company is currently subject to U.S. Federal income tax examinations for the tax years 2004 through 2006 and Commonwealth of Puerto Rico income tax examinations for the tax years 2001 and 2003 through 2006. During the nine months ended September 30, 2007, the Company reduced its liability for uncertain tax positions related to the deductibility of certain compensation payments by approximately $3.9 million as a result of the expiration of the statute of limitations on certain filed tax returns. Of this $3.9 million liability reduction, $2.7 million was recorded as an increase in additional paid-in capital with the remainder recorded as a tax benefit.

The Company includes interest and penalties related to income tax liabilities in income tax expense. As of January 1, 2007, the Company’s accrued interest and penalties totaled $5.1 million.

At September 30, 2007, other liabilities and accounts payable and accrued expenses as presented in the Company’s condensed consolidated balance sheet include $24.0 million and $13.4 million, respectively, related to the Company’s total liability for unrecognized tax benefits of $37.4 million.

9.	Net Income Per Share:

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common and potential common shares outstanding during the applicable period. Potential common shares consist of the dilutive effect of outstanding options and non-vested restricted stock calculated using the treasury-stock method. Under the treasury-stock method, the Company calculates the assumed excess tax benefits related to the potential exercise or vesting of its stock-based awards using the sum of the average market price for the applicable period less the option price, if any, and the fair value of the stock-based award on the date of grant multiplied by the applicable tax rate.

The calculations of basic and diluted net income per share for the three and nine months ended September 30, 2007 and 2006, are as follows (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic:
Net income applicable to common stock	$39,558	$35,165	$101,455	$92,050

Weighted average number of common shares outstanding	48,912	48,184	48,607	47,807

Basic net income per share	$0.81	$0.73	$2.09	$1.93

Diluted:
Net income applicable to common stock	$39,558	$35,165	$101,455	$92,050

Weighted average number of common shares outstanding	48,912	48,184	48,607	47,807
Weighted average number of dilutive common share equivalents	1,352	1,331	1,495	1,476

Weighted average number of common and common equivalent shares outstanding	50,264	49,515	50,102	49,283

Diluted net income per share	$0.79	$0.71	$2.02	$1.87

For the three months ended September 30, 2007 and 2006, the Company had 3,500 and 73,000 anti-dilutive outstanding employee stock options, and 166,000 and 573,000 anti-dilutive outstanding shares of unvested restricted stock, respectively. For the nine months ended September 30, 2007 and 2006, the Company had 396,000 and 73,000 anti-dilutive outstanding employee stock options and 166,000 and 191,000 anti-dilutive outstanding shares of unvested restricted stock, respectively. All anti-dilutive stock options and shares of restricted stock are excluded from the computation of diluted earnings per share.

10.	Common Stock Repurchase Program:

In August 2007, the Company’s Board of Directors authorized a $100 million share repurchase program subject to price, general economic and market conditions and trading restrictions. As of September 30, 2007, the Company had repurchased 1.1 million shares of its common stock for $67.4 million under the share repurchase program.

In November 2007, the Company completed its share repurchase program having bought a total of approximately 1.6 million shares for approximately $100 million.

11.	Commitments and Contingencies:

The Audit Committee of the Company’s Board of Directors conducted a comprehensive review of the Company’s historical practices related to the granting of stock options with the assistance of independent legal counsel and forensic accounting experts. The Company voluntarily contacted the staff of the SEC regarding the Audit Committee’s review and subsequently the SEC notified the Company that it had commenced a formal investigation into the Company’s stock option practices. The Company has also had discussions with the U.S. Attorney’s office for the Southern District of Florida regarding the Audit Committee’s review. Based on these discussions, the Company believes that the U.S. Attorney’s office will make a request for various documents and information related to the review and the Company’s stock option granting practices. The Company intends to continue full cooperation with the U.S. Attorney’s office and the SEC. The Company cannot predict the outcome of these matters.

On August 30, 2007, a shareholder derivative lawsuit was filed in the United States District Court for the Southern District of Florida, naming the Company as a nominal defendant and also naming as defendants certain of the Company’s current and former officers and directors. The lawsuit alleges that all or some of the defendant officers and directors, among other things, breached their fiduciary duties to the Company, violated the federal securities laws, and engaged in corporate waste, gross mismanagement, unjust enrichment and constructive fraud in connection with the Company’s historical stock option practices. The lawsuit seeks, among other things, unspecified money damages, an accounting for all damages, profits, special benefits and unjust enrichment, reforms to corporate governance and internal controls, punitive damages, recovery of improper gains on exercised stock options and recission of improperly dated unexercised options.

The plaintiff in the lawsuit is one of three shareholders who previously sent letters demanding that the Company’s Board of Directors initiate legal proceedings against certain current and former officers and directors for, among other things, breaches of fiduciary duty in connection with the Company’s historical stock option granting practices. These demands have been reviewed by a special committee (“Special Committee”) of the Company’s Board of Directors in connection with the review of the Company’s stock option practices. The Special Committee has considered the matter and has determined that it is not in the best interest of the Company to take further action with respect to the Company’s current management or directors. The Special Committee is still considering whether any future action should be taken regarding any former management or directors. The Company cannot predict the outcome of the derivative lawsuit or whether any additional actions will result from the demands of the other shareholders.

Subject to certain limitations, the Company is obligated to indemnify its current and former directors, officers and employees in connection with any regulatory or litigation matter relating to the Company’s historical stock option granting practices. These obligations arise under the terms of the Company’s articles of incorporation, as amended, applicable agreements and Florida law. The obligation to indemnify generally means that the Company is required to pay or reimburse the individual’s reasonable legal expenses and possibly damages and other liabilities that may be incurred.

In September 2006, the Company announced that it had completed a final settlement agreement with the Department of Justice and the relator who initiated the “qui tam” complaint (“Federal Settlement Agreement”). In February 2007, the Company announced that it had completed separate state settlement agreements with each state Medicaid program involved in the settlement (the “State Settlement Agreements”). Under the terms of the Federal Settlement Agreement and State Settlement Agreements, the Company paid $25.1 million related to neonatal services provided from January 1996 through December 1999.

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

Failure to comply with the Company’s duties under the Corporate Integrity Agreement could result in substantial monetary penalties and in the case of a material breach, could even exclude the Company from participating in FHC Programs. Management believes the Company was in compliance with the Corporate Integrity Agreement as of September 30, 2007.

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

On August 15, 2007, a verdict containing a net $3.9 million award was entered against a corporation that was acquired by the Company in 2003. The verdict relates to a lawsuit that was filed prior to the Company’s acquisition of the corporation. Under the terms of the purchase agreement relating to the acquisition, the sellers are required to severally and jointly indemnify the acquired corporation, the Company and its affiliates for any loss arising out of this lawsuit. Post-trial motions to set aside most of the award have been filed.

In the ordinary course of its business, the Company becomes involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by its affiliated physicians. The Company’s contracts with hospitals generally require it to indemnify them and their affiliates for losses resulting from the negligence of the Company’s affiliated physicians. The Company may also become subject to other lawsuits which could involve large claims and significant defense costs. Except as discussed above, the Company believes, based upon its review of pending actions and proceedings, that the outcome of such legal actions and proceedings will not have a material adverse effect on its business, financial condition or results of operations. The outcome of such actions and proceedings, however, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on its business, financial condition, results of operations and the trading price of its common stock.

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

12.	Subsequent Events:

Since September 30, 2007, the Company completed a neonatal physician practice acquisition for $3.3 million in cash.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On September 1, 2007, we completed the acquisition of Fairfax Anesthesiology Associates, a physician group that consists of 53 anesthesiologists and 60 certified registered nurse anesthetists, which provides anesthesia services in northern Virginia. This acquisition represents our initial expansion of services into anesthesia. We believe that there are opportunities to apply our administrative expertise to this practice area.

Including our acquisition of Fairfax Anesthesiology Associates, we completed the acquisition of seven physician group practices in both nine month periods ended September 30, 2007 and 2006. Our 2007 acquisitions consist of three neonatal practices, one maternal-fetal practice, one cardiology practice, one ultrasound radiology practice and one anesthesiology practice as discussed above. Based on past results, we expect that we can improve the results of these practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based upon the significant infrastructure we have developed.

Our results of operations for the three and nine months ended September 30, 2007 and 2006, include the results of operations for these physician group practices from their respective dates of acquisition and therefore are not comparable in some material respects.

In August 2007, our Board of Directors authorized a $100 million share repurchase program to repurchase shares of the Company’s common stock in open market purchases subject to price, general economic and market conditions and trading restrictions. As of September 30, 2007, we repurchased 1.1 million shares for $67.4 million under the share repurchase program. In November 2007, we completed the share repurchase program having bought approximately 1.6 million shares for approximately $100 million.

In July 2007, the Audit Committee of our Board of Directors completed an independent comprehensive review of our stock option granting practices and made certain findings with respect to these practices. Based on these findings, management concluded that incorrect measurement dates were used for certain stock option grants in prior periods. Our results of operations for the three and nine months ended September 30, 2007 and 2006, include professional fees incurred in order to complete the review. In addition, our results of operations for the nine months ended September 30, 2007, reflect costs to cover Internal Revenue Code Section 409A (“409A”) tax obligations on behalf of employees and other payments to employees as a result of stock option measurement date revisions.

Results of Operations

Three Months Ended September 30, 2007 as Compared to Three Months Ended September 30, 2006

Our net patient service revenue increased $21.1 million, or 9.8%, to $236.9 million for the three months ended September 30, 2007, as compared to $215.8 million for the same period in 2006. Of this $21.1 million increase, $8.3 million, or 39.3%, was attributable to revenue generated from acquisitions completed after June 30, 2006. Same-unit net patient service revenue increased $12.8 million, or 6.1%, for the three months ended September 30, 2007. The change in same-unit net patient service revenue was primarily the result of increased revenue of $10.9 million from higher patient service volumes across our subspecialties and a net increase in revenue of approximately $1.9 million related to pricing and reimbursement factors. Increased revenue of $10.9 million from higher patient service volumes includes $7.1 million from a 4.9% increase in neonatal intensive care unit patient days and $3.8 million from volume growth in maternal fetal, pediatric cardiology, metabolic screening and other services, including hearing screens and newborn nursery services. The net increase in revenue of $1.9 million related to pricing and reimbursement factors is due to: (i) improved managed care contracting; (ii) the flow through of revenue from modest price increases; (iii) increased revenue related to hospital contract administrative fees due to expanded services in existing practices; and (iv) an offsetting decrease in revenue caused by a slight increase in the percentage of our patients being enrolled in government-sponsored programs. Payments received from government-sponsored programs are substantially less than payments received from commercial insurance payors for equivalent services. Same units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased $11.1 million, or 9.2%, to $131.9 million for the three months ended September 30, 2007, as compared to $120.8 million for the same period in 2006. The increase was primarily attributable to costs associated with new physicians and other staff to support acquisition-related growth and volume growth at existing units.

Practice supplies and other operating expenses increased $1.3 million, or 16.1%, to $9.4 million for the three months ended September 30, 2007, as compared to $8.1 million for the same period in 2006. The increase was primarily attributable to supply and maintenance costs and other costs to support acquisition-related growth and volume growth at existing units.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $1.8 million, or 6.7%, to $29.8 million for the three months ended September 30, 2007, as compared to $28.0 million for the same period in 2006. This $1.8 million increase was primarily due to an increase in salaries and benefits and other general and administrative expenses related to the continued growth of the Company.

Depreciation and amortization expense increased by approximately $269,000, or 11.7%, to $2.6 million for the three months ended September 30, 2007, as compared to $2.3 million for the same period in 2006. This increase was attributable to the depreciation of fixed asset additions and the amortization of intangible assets related to acquisitions.

Income from operations increased $6.6 million, or 11.7%, to $63.1 million for the three months ended September 30, 2007, as compared to $56.5 million for the same period in 2006. Operating income for the three months ended September 30, 2007 and 2006 includes the impact of professional fees related to the stock option review of $1.9 million and $1.7 million, respectively. Our operating margin increased to 26.7% for the three months ended September 30, 2007, as compared to 26.2% for the same period in 2006. The increase in our operating margin is primarily attributable to improved management of general and administrative expenses.

We recorded net investment income of $2.0 million for the three months ended September 30, 2007, as compared to net investment income of $1.1 million for the same period in 2006. The increase in net investment income is due to an increase in funds available to invest and a higher return on outstanding investment balances for the three months ended September 30, 2007, as compared to the prior year period. Interest expense for the three months ended September 30, 2007 and 2006, consisted of interest charges, commitment fees and amortized debt costs associated with our revolving credit facility (“Line of Credit”).

Our effective income tax rate was 39.25% for the three months ended September 30, 2007, as compared to 38.95% for the same period in 2006. The increase in our effective tax rate is primarily due to an increase in our provision for uncertain tax positions as a result of the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) and increased taxes as a result of tax law changes in the State of Texas. During the three months ended September 30, 2006, we recorded an increase in our tax provision to adjust our provisional tax rate for the nine months ended September 30, 2006 as a result of an increase in permanent differences and changes in apportionment of income.

Net income increased 12.5% to $39.6 million for the three months ended September 30, 2007, as compared to $35.2 million for the same period in 2006. Net income for the three months ended September 30, 2007 and 2006 includes the after-tax impact of professional fees related to the stock option review of $1.2 million and $1.0 million, respectively.

Diluted net income per common and common equivalent share was $.79 on weighted average shares outstanding of 50.3 million for the three months ended September 30, 2007, as compared to $.71 on weighted average shares outstanding of 49.5 million for the same period in 2006. The net increase in weighted average shares outstanding was primarily due to the exercise of employee stock options, the vesting of restricted stock and the issuance of shares under our Stock Purchase Plans partially offset by the weighted average impact of shares repurchased through September 30, 2007 under the $100 million share repurchase program approved by our Board of Directors in August 2007.

Nine Months Ended September 30, 2007 as Compared to Nine Months Ended September 30, 2006

Our net patient service revenue increased $70.9 million, or 11.7%, to $678.1 million for the nine months ended September 30, 2007, as compared to $607.2 million for the same period in 2006. Of this $70.9 million increase, $23.8 million, or 33.6%, was attributable to revenue generated from acquisitions completed after December 31, 2005. Same-unit net patient service revenue increased $47.1 million, or 8.2%, for the nine months ended September 30, 2007. The change in same-unit net patient service revenue was primarily the result of increased revenue of $28.5 million from higher patient service volumes across our subspecialties and a net increase in revenue of approximately $18.6 million related to pricing and reimbursement factors. Increased revenue of $28.5 million from higher patient service volumes includes $16.9 million from a 4.3% increase in neonatal intensive care unit patient days and

$11.6 million from volume growth in maternal fetal, pediatric cardiology, metabolic screening and other services, including hearing screens and newborn nursery services. The net increase in revenue of $18.6 million related to pricing and reimbursement factors is due to: (i) improved managed care contracting; (ii) the flow through of revenue from modest price increases; (iii) increased revenue related to hospital contract administrative fees due to expanded services in existing practices; and (iv) an offsetting decrease in revenue caused by a slight increase in the percentage of our patients being enrolled in government-sponsored programs. Payments received from government-sponsored programs are substantially less than payments received from commercial insurance payors for equivalent services. Same units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased $41.7 million, or 12.0%, to $389.5 million for the nine months ended September 30, 2007, as compared to $347.8 million for the same period in 2006. The increase was primarily attributable to: (i) costs associated with new physicians and other staff of $30.4 million to support acquisition-related growth and volume growth at existing units; (ii) an increase in incentive compensation of $8.3 million as a result of same-unit growth and operational improvements at the physician-practice level; and (iii) costs of $3.0 million to cover 409A tax obligations on behalf of employees and other payments to employees as a result of stock option measurement date revisions.

Practice supplies and other operating expenses increased $3.4 million, or 13.9%, to $27.9 million for the nine months ended September 30, 2007, as compared to $24.5 million for the same period in 2006. This increase was primarily attributable to supply and maintenance costs and other costs to support acquisition-related growth and volume growth at existing units.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $13.1 million, or 16.3%, to $93.3 million for the nine months ended September 30, 2007, as compared to $80.2 million for the same period in 2006. This $13.1 million increase was due to: (i) a $4.6 million increase in salaries and benefits and other general and administrative expenses related to the continued growth of the Company; (ii) increased professional fees of $3.5 million related to the stock option review; (iii) costs of $3.4 million to cover 409A tax obligations on behalf of employees and other payments to employees as a result of stock option measurement date revisions; and (iv) a reduction in expense in the 2006 period related to a $1.6 million gain on the sale of the Company’s aircraft.

Depreciation and amortization expense increased by approximately $456,000, or 6.5%, to $7.5 million for the nine months ended September 30, 2007, as compared to $7.1 million for the same period in 2006. This increase was attributable to the amortization of intangible assets related to acquisitions and the depreciation of fixed asset additions.

Income from operations increased $12.2 million, or 8.3%, to $159.9 million for the nine months ended September 30, 2007, as compared with $147.7 million for the same period in 2006. Our operating margin decreased to 23.6% for the nine months ended September 30, 2007, as compared to 24.3% for the same period in 2006. The net decrease in our operating margin is primarily attributable to: (i) $6.4 million of costs to cover 409A tax obligations on behalf of employees and other payments to employees as a result of stock option measurement date revisions; (ii) increased professional fees of $3.5 million related to our stock option review; (iii) a reduction in expense in the 2006 period related to a $1.6 million gain on the sale of the Company’s aircraft; and (iv) an offsetting increase in operating margin related to improved management of general and administrative expenses.

We recorded net investment income of $5.2 million for the nine months ended September 30, 2007, as compared to net investment income of $1.2 million for the same period in 2006. The increase in net investment income is due to an increase in funds available to invest and a higher return on outstanding investment balances for the nine months ended September 30, 2007, as compared to the prior year period. Interest expense for the nine months ended September 30, 2007 and 2006, consisted of interest charges, commitment fees and amortized debt costs associated with our Line of Credit.

Our effective income tax rate was 38.53% for the nine months ended September 30, 2007, as compared to 38.15% for the same period in 2006. The net increase in our effective tax rate is primarily due to an increase in our provision for uncertain tax positions as a result of the adoption of FIN 48 and increased taxes as a result of tax law changes in the State of Texas, partially offset by the recognition of tax benefits on uncertain tax positions as a result of the expiration of the statute of limitations on certain filed tax returns. Excluding the impact from the expiration of statute of limitations in the first quarter of 2007, our effective tax rate was 39.25%.

Net income increased 10.2% to $101.5 million for the nine months ended September 30, 2007, as compared to $92.1 million for the same period in 2006. Net income for the nine months ended September 30, 2007, reflects the after-tax impact of approximately $4.0 million for costs to cover 409A tax obligations on behalf of employees and other payments to employees as a result of stock option measurement date revisions, and the after-tax impact of approximately $2.2 million for increased professional fees related to our stock option review. Net income for the nine months ended September 30, 2006, reflects the after-tax impact of approximately $1.0 million related to the gain on sale of the Company’s aircraft.

Diluted net income per common and common equivalent share was $2.02 on weighted average shares outstanding of 50.1 million for the nine months ended September 30, 2007, as compared to $1.87 on weighted average shares outstanding of 49.3 million for the same period in 2006. The net increase in weighted average shares outstanding was primarily due to the exercise of employee stock options, the vesting of restricted stock and the issuance of shares under our Stock Purchase Plans partially offset by the weighted average impact of shares repurchased through September 30, 2007 under the $100 million share repurchase program approved by our Board of Directors in August 2007.

Liquidity and Capital Resources

As of September 30, 2007, we had approximately $50.5 million of cash and cash equivalents on hand as compared to $69.6 million at December 31, 2006. In addition, we had working capital of approximately $64.3 million at September 30, 2007, a decrease of $16.0 million from working capital of $80.3 million at December 31, 2006. This net decrease in working capital is primarily due to the use of funds for physician practice acquisitions, the repurchase of common stock under our share repurchase program and the purchase of long-term investments, partially offset by year-to-date earnings and proceeds from the exercise of employee stock options generated during the nine months ended September 30, 2007.

Our net cash provided from operating activities was $99.1 million for the nine months ended September 30, 2007, as compared to net cash provided from operating activities of $108.3 million for the same period in 2006. Cash provided from operating activities during the nine months ended September 30, 2006 was impacted by our payment of $25.1 million to settle a national Medicaid investigation. The decrease in our cash provided from operating activities for the nine months ended September 30, 2007 is primarily due to: (i) an increase in income tax payments of $22.9 million; (ii) payments made for professional services related to the stock option review of $6.4 million; and (iii) payments to cover 409A tax obligations and other payments to employees as a result of the stock option measurement date revisions of $4.2 million.

During the nine months ended September 30, 2007, accounts receivable increased by $17.2 million, as compared to an increase of $8.2 million for the same period in 2006. The net increase in accounts receivable during the nine months ended September 30, 2007 is primarily due to an increase in patient service revenue related to acquisitions completed during 2007.

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

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Since December 31, 2006, our DSO has increased slightly from 54.7 days at December 31, 2006 to 55.5 days at September 30, 2007.

During the nine months ended September 30, 2007, we experienced an increase in cash flow from operating activities related to accounts payable and accrued expenses of $5.5 million. This net increase is primarily due to increases in our liabilities for professional risks and other accrued expenses, partially offset by declines in accrued salaries and bonuses and payroll taxes and benefits.

During the nine months ended September 30, 2007, cash flow from operations was reduced by a decrease in income taxes payable and deferred taxes of $9.7 million, as compared to an increase in cash flow from operations of $7.7 million related to these items for the same period in 2006. This change is primarily related to the timing of the Company’s tax payments.

During the nine months ended September 30, 2007, cash generated from our operating activities along with cash on hand was used to fund physician practice acquisition payments of $102.1 million and capital expenditures of $4.9 million. Our capital expenditures were for medical equipment, computer and office equipment, software, furniture and other improvements at our office-based practices and our corporate and regional offices.

During the nine months ended September 30, 2007, our net cash flows used in financing activities of $34.5 million consisted primarily of the repurchase of $67.4 million of our common stock under the $100 million share repurchase program approved by our Board of Directors in August 2007, partially offset by proceeds from the exercise of employee stock options and the excess tax benefit of stock option exercises and restricted stock vestings of $33.3 million.

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

As a result of our stock option review, we executed certain Consent to Extension Agreements with the latest Consent to Extension Agreement permitting us to extend the delivery of financial statements and related debt covenant calculations and certifications for the quarters ended June 30, 2006, September 30, 2006, and March 31, 2007, and the year ended December 31, 2006, until August 14, 2007. The consent to Extension Agreements also waived any default or event of default relating to our failure to deliver an annual budget within the required time period provided the budget is delivered by August 14, 2007. Our budget and all required financial statements and related debt covenant calculations and certifications were delivered on or before August 14, 2007.

At September 30, 2007, we believe we were in compliance with the financial covenants and other restrictions applicable to us under the Line of Credit. At September 30, 2007, we had no outstanding principal balance on our Line of Credit; however, we had outstanding letters of credit of $18.3 million which reduced the amount available on our Line of Credit.

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

Our Line of Credit is subject to market risk and interest rate changes and bears interest at our option at (i) the base rate (defined as the higher of the Federal Funds Rate plus .5% or the Bank of America prime rate) or (ii) the Eurodollar rate plus an applicable margin rate ranging from .75% to 1.75% based on our consolidated leverage ratio. There was no outstanding principal balance under our Line of Credit at September 30, 2007. However, for every $10 million outstanding on our Line of Credit, a 1% change in interest rates would result in an impact to income before taxes of $100,000 per year.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The Audit Committee of our Board of Directors conducted a comprehensive review of our historical practices related to the granting of stock options with the assistance of independent legal counsel and forensic accounting experts. We voluntarily contacted the staff of the SEC regarding the Audit Committee’s review and subsequently the SEC notified us that it had commenced a formal investigation into our stock option practices. We have also had discussions with the U.S. Attorney’s office for the Southern District of Florida regarding the Audit Committee’s review. Based on these discussions, we believe that the U.S. Attorney’s office will make a request for various documents and information related to the review and our stock option granting practices. We intend to continue full cooperation with the U.S. Attorney’s office and the SEC. We cannot predict the outcome of these matters.

On August 30, 2007, a shareholder derivative lawsuit was filed in the United States District Court for the Southern District of Florida, naming us as a nominal defendant and also naming as defendants certain of our current and former officers and directors. The lawsuit alleges that all or some of the defendant officers and directors, among other things, breached their fiduciary duties to us, violated the federal securities laws, and engaged in corporate waste, gross mismanagement, unjust enrichment and constructive fraud in connection with the our historical stock option practices. The lawsuit seeks, among other things, unspecified money damages, an accounting for all damages, profits, special benefits and unjust enrichment, reforms to corporate governance and internal controls, punitive damages, recovery of improper gains on exercised stock options and recission of improperly dated unexercised options.

The plaintiff in the lawsuit is one of three shareholders who previously sent letters demanding that our Board of Directors initiate legal proceedings against certain current and former officers and directors for, among other things, breaches of fiduciary duty in connection with our historical stock option granting practices. These demands have been reviewed by a special committee (“Special Committee”) of our Board of Directors in connection with the review of our stock option practices. The Special Committee has considered the matter and has determined that it is not in our best interest to take further action with respect to our current management or directors. The Special Committee is still considering whether any future action should be taken regarding any former management or directors. We cannot predict the outcome of the derivative lawsuit or whether any additional actions will result from the demands of the other shareholders.

Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with any regulatory or litigation matter relating to our historical stock option granting practices. These obligations arise under the terms of our articles of incorporation, as amended, applicable agreements and Florida law. The obligation to indemnify generally means that we are required to pay or reimburse the individual’s reasonable legal expenses and possibly damages and other liabilities that may be incurred.

In September 2006, we announced that we had completed a final settlement agreement with the Department of Justice and the relator who initiated the “qui tam” complaint (“Federal Settlement Agreement”). In February 2007, we announced that we had completed separate state settlement agreements with each state Medicaid program involved in the settlement (the “State Settlement Agreements”). Under the terms of the Federal Settlement Agreement and State Settlement Agreements, we paid $25.1 million related to neonatal services provided from January 1996 through December 1999.

As part of the Federal Settlement Agreement, we entered into a five-year Corporate Integrity Agreement with the Office of Inspector General of the Department of Health and Human Services (the “OIG”). The Corporate Integrity Agreement acknowledges the existence of our comprehensive Compliance Plan, which provides for policies and procedures aimed at ensuring our adherence with federal healthcare program (“FHC Program”) requirements and requires us to maintain the Compliance Plan in full operation for the term of the Corporate Integrity Agreement. In addition, the Corporate Integrity Agreement requires, among other things, that we must comply with the following integrity obligations during the term of the Corporate Integrity Agreement:

•	maintaining a Compliance Officer and Compliance Committee to administer our compliance with FHC Program requirements, our Compliance Plan and the Corporate Integrity Agreement;

•

maintaining the Code of Conduct we previously developed, implemented, and distributed to its officers, directors, employees, contractors, subcontractors, agents, or other persons who provide patient care items or services (the “Covered Persons”);

•	maintaining the written policies and procedures we previously developed and implemented regarding the operation of the Compliance Plan and our compliance with FHC Program requirements;

•	providing general compliance training to the Covered Persons as well as specific training to the Covered Persons who perform coding functions relating to claims for reimbursement from any FHC Program;

•

engaging an independent review organization to perform annual reviews of samples of claims from multiple hospital units to assist us in assessing and evaluating its coding, billing, and claims-submission practices;

•

maintaining the Disclosure Program we previously developed and implemented that includes a mechanism to enable individuals to disclose, to the Chief Compliance Officer or any person who is not in the disclosing individual’s chain of command, issues or questions believed by the individual to be a potential violation of criminal, civil, or administrative laws;

•

not hiring or, if employed, removing from our business operations which are related to or compensated, in whole or part, by FHC Programs, persons (i) convicted of a criminal offense related to the provision of health care items or services or (ii) ineligible to participate in FHC Programs or Federal procurement or non-procurement programs;

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

Failure to comply with our duties under the Corporate Integrity Agreement could result in substantial monetary penalties and in the case of a material breach, could even exclude the Company from participating in FHC Programs. We believe we were in compliance with the Corporate Integrity Agreement as of September 30, 2007.

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

On August 15, 2007, a verdict containing a net $3.9 million award was entered against a corporation that was acquired by us in 2003. The verdict relates to a lawsuit that was filed prior to our acquisition of the corporation. Under the terms of the purchase agreement relating to the acquisition, the sellers are required to severally and jointly indemnify the acquired corporation, the Company and its affiliates for any loss arising out of this lawsuit. Post-trial motions to set aside most of the award have been filed.

In the ordinary course of its business, we become involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by its affiliated physicians. Our contracts with hospitals generally require it to indemnify them and their affiliates for losses resulting from the negligence of our affiliated physicians. We may also become subject to other lawsuits which could involve large claims and significant defense costs. Except as discussed above, we believe, based upon its review of pending actions and proceedings, that the outcome of such legal actions and proceedings will not have a material adverse effect on its business, financial condition or results of operations. The outcome of such actions and proceedings, however, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business, financial condition, results of operations and the trading price of our common stock.

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

During the three months ended September 30, 2007, we repurchased approximately 1.1 million shares of our common stock in connection with a $100 million repurchase program that was approved by our Board of Directors in August 2007. All repurchases were made in open market transactions, subject to market conditions and trading restrictions.

Period	Total Number of Shares purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program (in thousands)
July 1, 2007 to July 31, 2007	—	—	—	—
August 1, 2007 to August 31, 2007	—	—	—	—
September 1, 2007 to September 30, 2007	1,056,066	$63.82	1,056,066	$32,607	(1)

Total	1,056,066		1,056,066

(1)	In November 2007, we completed our share repurchase program having bought a total of approximately 1.6 million shares for approximately $100 million.

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEDIATRIX MEDICAL GROUP, INC.

Date: November 7, 2007	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D., Chief Executive Officer (principal executive officer)

Date: November 7, 2007	By:	/s/ Karl B. Wagner
Karl B. Wagner, Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Composite Articles of Incorporation of Pediatrix (incorporated by reference to Exhibit 3.1 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).

3.2	Amended and Restated Bylaws of Pediatrix (incorporated by reference to Exhibit 3.2 to Pediatrix’s Current Report on Form 8-K dated November 2, 2007).

3.3	Articles of Designation of Series A Junior Participating Preferred Stock of Pediatrix (incorporated by reference to Exhibit 3.1 to Pediatrix’s Current Report on Form 8-K dated March 31, 1999).

4.1	Rights Agreement, dated as of March 31, 1999, between Pediatrix and BankBoston, N.A., as rights agent including the form of Articles of Designations of Series A Junior Participating Preferred Stock and the form of Rights Certificate (incorporated by reference to Exhibit 4.1 to Pediatrix’s Current Report on Form 8-K dated March 31, 1999).

4.2	Certificate of Adjustment to the Rights Agreement between Pediatrix and Computershare Trust Company N.A. (as successor to BankBoston, N.A.) as rights agent (incorporated by reference to Exhibit 4.2 to Pediatrix’s Current Report on Form 8-K dated April 27, 2006).

10.1	Amendment No. 3 to Credit Agreement dated September 18, 2007 (incorporated by reference to Exhibit 10.1 to Pediatrix’s Current Report on Form 8-K dated September 18, 2007).

31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.