Form 10-K
period 2007-12-31
PEDIATRIX MEDICAL GROUP INC
filed 2008-02-28
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of shares of Common Stock of the registrant held by non-affiliates of the registrant on June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,682,305,181 based on a $55.15 closing price per share as reported on the New York Stock Exchange composite transactions list on such date.

The number of shares of Common Stock of the registrant outstanding on February 25, 2008 was 48,520,952.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, with respect to the 2008 annual meeting of shareholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in the Form 10-K, each document incorporated by reference herein is deemed not to be filed as part hereof.

PEDIATRIX MEDICAL GROUP, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2007

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

PART I

ITEM 1.	BUSINESS

OVERVIEW

Pediatrix is a leading provider of physician services including newborn, maternal-fetal, pediatric subspecialty, and anesthesia care. At December 31, 2007, our national network was composed of 1,072 affiliated physicians, including 788 physicians who provide neonatal clinical care in 32 states and Puerto Rico, primarily within hospital-based neonatal intensive care units (“NICUs”), to babies born prematurely or with medical complications. We have 109 affiliated physicians who provide maternal-fetal medical care to expectant mothers experiencing complicated pregnancies in many areas where our affiliated neonatal physicians practice. Our network includes other pediatric subspecialists, including 69 physicians providing pediatric cardiology care, 37 physicians providing pediatric intensive care and 16 physicians providing hospital based pediatric care. In addition, we have 53 physicians who provide anesthesia care to patients in connection with surgical and other medical procedures.

In December 2007, we signed a definitive agreement to sell our newborn metabolic screening laboratory business in a cash transaction. The closing of the sale is subject to customary conditions. In accordance with Statement of Financial Accounting Standards No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities related to the laboratory business have been classified as held for sale at December 31, 2007 and its business operations are considered discontinued operations. The sale of the laboratory is intended to allow us to focus more resources to support the continued expansion of our clinical and administrative competencies within physician services.

Pediatrix Medical Group, Inc. was incorporated in Florida in 1979. Our principal executive offices are located at 1301 Concord Terrace, Sunrise, Florida 33323, and our telephone number is (954) 384-0175.

Our Physician Specialties

The following discussion describes our physician specialties and the care that we provide:

•

Neonatal Care. We provide clinical care to babies born prematurely or with complications within specific units at hospitals, primarily NICUs, through a team of experienced neonatal physician subspecialists (called “neonatologists”), neonatal nurse practitioners and other pediatric clinicians. Neonatologists are board-certified or eligible-to-apply-for-certification as a neonatologist who have extensive education and training for the care of babies born prematurely or with complications that require complex medical treatment. Neonatal nurse practitioners are registered nurses who have advanced training and education in managing the healthcare needs of newborns, infants and their families.

•

Maternal-fetal Care. We provide outpatient and inpatient clinical care to expectant mothers experiencing complicated pregnancies and their unborn babies through our affiliated maternal-fetal medicine subspecialists and other clinicians, such as maternal-fetal nurse practitioners, certified nurse mid-wives, ultrasonographers and genetic counselors. Maternal-fetal medicine subspecialists are board-certified or eligible-to-apply-for-certification obstetricians who have extensive education and training for the treatment of high-risk expectant mothers and their fetuses. Our affiliated maternal-fetal medicine subspecialists practice in certain metropolitan areas where we have affiliated neonatologists to provide coordinated care for women with complicated pregnancies and whose babies are often admitted to a NICU upon delivery.

•

Pediatric Cardiology Care. We provide inpatient and outpatient pediatric cardiology care of the fetus, infant, child, and adolescent patient with congenital heart defects and acquired heart disease as well as adults with congenital heart defects through our affiliated pediatric cardiologist subspecialists and other clinicians such as pediatric nurse practitioners, echocardiographers and other diagnostic technicians, and exercise physiologists. Pediatric cardiologists are board-certified pediatricians who have additional education and training in congenital heart defects and pediatric acquired heart disorders.

•

Other Pediatric Subspecialty Care. Our network includes pediatric intensivists, who are hospital-based pediatricians with additional education and training in caring for critically ill or injured children and adolescents, and pediatric hospitalists, who are hospital-based pediatricians specializing in inpatient care and management of acutely ill children. Our affiliated physicians also provide clinical services in other areas of hospitals, particularly in the labor and delivery area, nursery and pediatric department, where immediate accessibility to specialized care may be critical.

•

Anesthesia Care. We provide anesthesia care through a team of experienced physician anesthesiologists and certified registered nurse anesthetists (called “CRNAs”). Anesthesiologists are board certified or eligible-to-apply-for-certification physicians who have extensive education and training for the relief of pain and care of the surgical patient before, during and after surgery, primarily at hospitals. They also provide medical care and consultations in many other settings and situations in addition to the operating room.

As part of our ongoing commitment to improving patient care through evidence-based medicine, we also conduct clinical research, monitor clinical outcomes and implement clinical quality initiatives with a view to improving patient outcomes, shortening the length of hospital stays and reducing long-term health system costs. We believe that referring and collaborating physicians, hospitals, third-party payors and patients all benefit from our clinical research, education and quality initiatives.

Demand for Our Services

Neonatal Medicine. Of the approximately 4.3 million births in the United States annually, we estimate that approximately 12 percent require NICU admissions. Research continues to be conducted by numerous institutions to identify potential causes of premature birth and medical complications that often require NICU admissions. Some common contributing factors include the presence of hypertension or diabetes in the mother, lack of prenatal care, complications during pregnancy, drug and alcohol abuse and smoking or poor nutritional habits during pregnancy. Babies admitted to NICUs typically have an illness or condition that requires the care of a neonatologist. Babies who are born prematurely or have a low birth weight often require neonatal intensive care services because of increased risk for medical complications. We believe obstetricians generally prefer to perform deliveries at hospitals that provide a full complement of labor and delivery services, including a NICU staffed by board-certified or eligible-to-apply-for-certification neonatologists. Because obstetrics is a significant source of hospital admissions, hospital administrators have responded to these demands by establishing NICUs and contracting with independent neonatology group practices to staff and manage these units. As a result, NICUs within the United States tend to be concentrated in hospitals with a higher volume of births. There are approximately 4,000 board-certified neonatologists in the United States who practice at approximately 1,500 hospital-based NICUs.

Maternal-fetal Medicine. Expectant mothers with pregnancy complications often seek or are referred by their obstetricians to maternal-fetal medicine subspecialists. These subspecialists provide inpatient and outpatient care to women with conditions such as diabetes, hypertension, sickle cell disease, multiple gestation, recurrent miscarriage, family history of genetic diseases, suspected fetal birth defects, and other complications during their pregnancies. We believe that improved maternal-fetal care has a positive impact on neonatal outcomes. Data on neonatal outcomes demonstrate that, in general, the likelihood of mortality or an adverse condition or outcome (referred to as “morbidity”) is reduced the longer a baby remains in the womb. There are approximately 1,200 maternal-fetal medicine subspecialists providing care in the United States.

Pediatric Cardiology Medicine. Pediatric cardiologists provide inpatient and outpatient cardiology care of the fetus, infant, child, and adolescent with congenital heart defects and acquired heart disease as well as adults with congenital heart defects. We estimate that approximately one in every 120 babies is born with some form of heart defect. With advancements in care, there are approximately one million adults in the United States today living with congenital heart disease.

Other Pediatric Subspecialty Medicine. Other areas of pediatric subspecialty medicine are closely associated with maternal-fetal-newborn medical care. For example, pediatric intensivists are subspecialists who care for critically ill or injured children and adolescents in pediatric intensive care units (called “PICUs”). There are approximately 1,200 board-certified pediatric intensivists in the United States who practice at approximately 300 hospital-based PICUs. In addition, pediatric hospitalists are pediatricians who provide care in many hospital areas, including labor and delivery and the newborn nursery.

Anesthesia Medicine. An estimated 45 million inpatient procedures and 31.5 million ambulatory procedures are performed annually in the United States. Anesthesiologists generally provide or participate in the administration of anesthetics in these procedures. According to the US Census Bureau, the population continues to expand and the fastest growing segment of the population consists of individuals over the age of 65. The growth in population and the over age 65 segment thereof has resulted in an increase in demand for surgical services and a correlating increase in demand for anesthesia services. The growth of ambulatory surgical centers and expansion of office-based procedures has also contributed to the demand for anesthesia services. There are approximately 43,000 anesthesiologists practicing in the United States.

Hospital-Based Care. Hospitals generally must provide cost-effective, quality care in order to enhance their reputations within their communities and desirability to patients, referring and collaborating physicians and third-party payors. In an effort to improve outcomes and manage costs, hospitals typically employ or contract with physician subspecialists to provide specialized care in many hospital-based units or settings. Hospitals traditionally staffed these units or settings through affiliations with local physician groups or independent practitioners. However, management of these units and settings present significant operational challenges, including variable admissions rates, increased operating costs, complex reimbursement systems and other administrative burdens. As a result, hospitals contract with physician organizations that have the clinical quality initiatives, information and reimbursement systems and management expertise required to effectively and efficiently operate these units and settings in the current healthcare environment. Demand for hospital-based physician services, including neonatology and anesthesiology, is determined by a national market in which qualified physicians with advanced training compete for hospital contracts.

Practice Administration. Administrative demands and cost containment pressures from a number of sources, principally commercial and government payors, make it increasingly difficult for physicians and hospitals to effectively manage patient care, remain current on the latest procedures and efficiently administer non-clinical activities. As a result, we believe that physicians and hospitals remain receptive to being affiliated with larger organizations that reduce administrative burdens, achieve economies of scale and provide value-added clinical research, education and quality initiatives. By relieving many of the burdens associated with the management of a subspecialty group practice, we believe that our practice administration services permit our affiliated physicians to focus on providing quality patient care and thereby contribute to improving patient outcomes, ensuring appropriate length of hospital stays and reducing long-term health system costs. In addition, our national network of affiliated physician practices, although modeled around a traditional group practice structure, is managed by a non-clinical professional management team with proven abilities to achieve significant operating efficiencies in providing administrative support systems, interacting with physicians, hospitals and third-party payors, managing information systems and technologies, and complying with laws and regulations.

Our Business Strategy

Our business objective is to enhance our position as a leading provider of physician services. The key elements of our strategy to achieve our objective are:

•

Build upon core competencies. We have developed significant administrative expertise relating to neonatal, maternal-fetal and other pediatric subspecialty physician services. We have also facilitated the development of a clinical approach to the practice of medicine among our affiliated physicians that includes research, education and quality initiatives intended to advance the practice of neonatology, improve the quality of care provided to acutely ill newborns and reduce long-term health system costs. We are in the process of developing similar expertise in maternal-fetal medicine and pediatric cardiology and intend to explore ways to do the same for anesthesia medicine as we expand our presence in this specialty.

•

Promote same-unit growth. We seek opportunities for increasing revenues from our hospital and office-based operations. For example, our affiliated hospital-based neonatal, maternal-fetal and other pediatric physicians are well situated to, and, in some cases, provide physician services in other departments, such as newborn nurseries, or in situations where immediate accessibility to specialized obstetric and pediatric care may be critical. In addition, we market our capabilities to obstetricians, pediatricians and family physicians to attract referrals to our hospital-based units and our office based practices as well. We also market the services of our affiliated physicians to other hospitals to attract neonatology transport admissions. We intend to seek similar opportunities with our affiliated anesthesiologists.

•

Acquire physician practice groups. We continue to seek to expand our operations by acquiring established neonatal, maternal-fetal medicine and pediatric cardiology groups and other complementary pediatric subspecialty physician groups, such as pediatric intensivists and pediatric hospitalists. During 2007, we added ten physician groups to our national network through acquisitions consisting of five neonatal practices, one maternal-fetal medicine practice, one radiology practice and two pediatric cardiology practices as well as the acquisition of our first anesthesia practice. We believe that there are opportunities to apply our administrative expertise to this practice area and accordingly intend to explore other opportunities to acquire anesthesia practices during 2008.

•

Strengthen relationships with our partners. By managing many of the operational challenges associated with a subspecialty practice, encouraging clinical research, education and quality initiatives, and promoting timely intervention by our physicians, we believe that our business model is focused on improving the quality of care delivered to patients, promoting the appropriate length of their hospital stays and reducing long-term health system costs. We believe that referring and collaborating physicians, hospitals, third-party payors and patients all benefit to the extent that we are successful in implementing our business model. We will continue to seek opportunities to strengthen relationships with our partners.

OUR PHYSICIAN SERVICES

Neonatal Care

We provide neonatal care to babies born prematurely or with complications within specific hospital units, primarily NICUs, through our network of 788 affiliated neonatal physicians and other related clinical professionals who staff and manage clinical activities at more than 257 NICUs in 32 states and Puerto Rico. We partner with our hospital clients in an effort to enhance the quality of care delivered to premature and sick babies. Some of the nation’s largest and most prestigious hospitals, both not-for-profit and for-profit institutions, retain us to staff and manage their NICUs. Our affiliated neonatologists generally provide 24-hours-a-day, seven-days-a-week coverage in NICUs, support the local referring physician community and are available for consultation in other hospital departments. Our hospital partners benefit from our experience in managing complex intensive care units. Our neonatal physicians interact with colleagues across the country through an internal communications system to draw upon their collective expertise in managing challenging patient care issues. Our neonatal physicians also work collaboratively with maternal-fetal medicine subspecialists to coordinate care of mothers experiencing complicated pregnancies and their fetuses. We also employ or contract with neonatal nurse practitioners, who work with our affiliated physicians in providing medical care.

Maternal-fetal Care

We provide outpatient and inpatient maternal-fetal care to expectant mothers with complicated pregnancies and their fetuses through our network of 109 affiliated physicians who provide maternal-fetal medical care as well as other related clinical professionals. Our affiliated neonatologists practice with maternal-fetal medicine subspecialists to provide coordinated care for women with complicated pregnancies whose babies are often admitted to the NICU upon delivery. We believe continuity of treatment from mother and developing fetus during the pregnancy to the newborn upon delivery has improved the clinical outcomes of our patients.

Pediatric Cardiology Care

Our pediatric cardiology practice consists of 69 affiliated physicians and other related clinical professionals who provide specialized cardiac care to the fetus, pediatric patients with congenital and acquired heart disorders, as well as adults with congenital heart defects, through scheduled office visits, hospital rounds and immediate consultation in emergency situations.

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

•	Pediatric Intensive Care. We have 37 affiliated physicians who provide clinical care for critically ill or injured children and adolescents. They staff and manage PICUs at 17 hospitals.

•	Pediatric Hospitalists. We have 16 affiliated hospital-based physicians who provide clinical care to acutely ill children at 13 hospitals.

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

•

Newborn Hearing Screening Program. Our affiliated physicians also oversee the Company’s newborn hearing screening program. Since we launched this program in 1994, we believe that we have become the largest provider of newborn hearing screening services in the United States. In 2007, we screened approximately 355,000 babies for potential hearing loss at more than 159 hospitals across the nation. Over 40 states either require newborns to be screened for potential hearing loss before being discharged from the hospital or require that parents be offered the opportunity to submit their newborns to hearing screens. We contract or coordinate with hospitals to provide hearing screening services.

Anesthesia Care

We provide anesthesia care at hospitals, ambulatory surgery centers, and office based practices with our 53 affiliated anesthesiologists. We also employ CRNAs, who work with our affiliated physicians in providing anesthesia care. Our anesthesiologists generally work as part of a team that includes surgeons and nurses that assist them. They support the surgeons by providing medical care before, during and after surgery so that surgeons may concentrate on the applicable surgery. Our anesthesiologists provide this care by evaluating the patient and consulting with the surgical team before surgery, providing pain control and support of life functions during surgery, supervising care after surgery and discharging the patient from the recovery unit. They also support the hospital’s emergency room by providing services as appropriate to patients requiring immediate care. In addition, our physicians provide anesthesia care at ambulatory surgical centers and office based practices for procedures performed that require some level of anesthesia.

OUR CLINICAL RESEARCH AND EDUCATION

As part of our patient focus and ongoing commitment to improving patient care through evidenced-based medicine, we engage in clinical research, continuous quality improvement, and education initiatives. We discover, understand, and teach healthcare practices that enhance the abilities of clinicians to deliver quality care, thereby contributing to better patient outcomes and reduced long-term health system costs. We invest in these initiatives for our patients, clinicians, referring and collaborating physicians, hospital partners and third-party payors. We believe that these initiatives help us, among other things, to attract new and retain existing clinicians, improve clinical operations and enhance practice communication.

•

Clinical Research. We conduct clinical research to discover ways to improve care for our patients. We share our discoveries throughout the medical community through submissions to peer-reviewed literature. In the past three years, our clinicians have contributed to more than 100 published research papers, rivaling many academic institutions.

•

We have successfully completed five clinical trials. In 2007, the results of a major multi-center trial, A Randomized Controlled Trial Evaluating the Effect of Two Different Doses of Amino Acids on Growth and Serum Amino Acids in Premature Neonates were published in the medical journal, Pediatrics. This trial evaluated the use of protein administration and growth in the preterm infant. Epidemiology of Respiratory Failure in Near-Term Neonates commenced in February 2001 and resulted in a paper published in the Journal of Perinatology in April 2005. Comparison of Infasurf (Calfactant) and Survanta (Beractant) in the Prevention and Treatment of Respiratory Distress Syndrome commenced in March 2001 with a grant from Forest Laboratories and resulted in a paper published in Pediatrics in August 2005. Glutamine Supplementation in Safely Reducing Hospital-Acquired Sepsis in Very Low Birth Weight Infants commenced in April 2000 and resulted in a paper published in the Journal of Pediatrics in June 2003. A study on Optimal Management of Monoamniotic Twins was published in the American Journal of Obstetrics & Gynecology in December 2003.

•

Seven additional multi-institutional clinical trials are in progress. Two of the trials are focused on improving care for the infant: Demographic, Metabolic, and Genomic Description of Neonates with Severe Hyperbilirubinemia and Utility of Genetic Testing in Detection of Late-Onset Hearing Loss. The other five trials focus on the high-risk mother to reduce the rate of prematurity and/or complications in pregnancy or delivery: A Randomized Double-Blinded Study Comparing the Impact of One Versus Two Doses of Antenatal Steroids on Neonatal Outcomes; Removal versus Retention of Cerclage in Preterm Premature Rupture of Membranes; 17 A-Hydroxyprogesterone Caproate for Reduction of Neonatal Mortality Due to Preterm Birth in Twin or Triplet Pregnancies; Amniotic Fluid Tandem Mass Spectrometry for Pregnancies Complicated by Nonimmune Hydrops and Severe Symmetrical Intrauterine Growth Restriction; and Development of non-invasive tests to detect intra-amniotic infection and predict pre-term birth in women presenting with pre-term labor.

•

Continuous Quality Improvement. As part of our dedication to improving quality across our affiliated practices, we provide our clinicians with powerful information resources. Our physicians have access to accumulated data and robust software tools that enable them to compare their practices, across a variety of activity and outcome metrics, to our national practice network. From these comparisons, our physicians can identify areas for improvement, and then systematically monitor, study, learn, and implement change. We believe that our initiatives in continuous quality improvement have contributed to better patient care. For example, one of our initiatives has led to a nationwide, online collaborative effort among 80 hospitals to reduce the leading cause of infant blindness among premature newborns. We are also working on similar efforts to optimize antibiotic usage, weight gain among very low birth weight infants, the use of breast milk, and the occurrences of red blood cell transfusions in premature infants. In addition, continuous quality improvement initiatives are underway for our other physician specialties. Some of our prior continuous quality initiatives have resulted in published research papers.

•

Continuing Medical Education. We also make extensive physician continuing medical education and continuing nursing education resources available to our affiliated clinicians in an effort to ensure that they have access to current treatment methodologies. As an accredited provider for clinicians generally, we offer live continuing medical education through, what we believe is one of the premier conferences in neonatal medicine—NEO: The Conference for Neonatology, which we launched in 2007. In addition to live educational opportunities, we also offer online education through “Pediatrix University—A University Without WallsR,” an interactive educational website.

We believe that these initiatives have been enhanced by our integrated national presence together with our management information systems, which are an integral component of our clinical research and education activities. See “Our Information Systems.”

OUR PRACTICE ADMINISTRATION

We provide multiple administrative services to support the practice of medicine by our affiliated physicians and improve operating efficiencies of our affiliated practice groups.

•

Unit Management. We appoint a senior physician practicing medicine in each NICU, PICU, maternal-fetal, pediatric cardiology and anesthesia practice and other subspecialty practice that we manage to act as our medical director for that unit or practice. Each medical director is responsible for the overall management of his or her unit or practice, including staffing and scheduling, quality of care, professional discipline, utilization review, coordinating physician recruitment, and monitoring our financial success within the unit or practice. Medical directors also serve as a liaison with hospital administration, other physicians and the community. Each medical director reports to a physician who is part of the Company’s management team and is either board-certified or eligible-to-apply-for-certification in his or her respective specialty.

•

Staffing and Scheduling. We assist with staffing and scheduling physicians and advanced practice nurses within the units and practices that we manage. For example, each NICU is staffed by at least one specialist on site or available on call. For our affiliated anesthesia physicians and CRNAs, we employ an operational system that assists with their staffing and scheduling. We are responsible for the salaries and benefits paid and provided to our affiliated physicians and practitioners. In addition, we employ, compensate and manage all non-medical personnel for our affiliated physician groups.

•

Recruiting and Credentialing. We have significant experience in locating, qualifying, recruiting and retaining experienced neonatologists, maternal-fetal medicine subspecialists, pediatric cardiologists, pediatricians and other pediatric subspecialists. We maintain an extensive nationwide database of maternal-fetal, neonatal and other pediatric subspecialty physicians and are beginning to develop such a database for anesthesiologists. Our medical directors and physician management play a central role in the recruiting and interviewing process before candidates are introduced to other practice group physicians and hospital administrators. We check the credentials, licenses and references of all prospective affiliated physician candidates. In addition to our database of physicians, we recruit nationally through trade advertising, referrals from our affiliated physicians and attendance at conferences.

•

Billing, Collection and Reimbursement. We assume responsibility for contracting with third-party payors for all of our affiliated physicians. We are responsible for billing, collection and reimbursement for services rendered by our affiliated neonatal, maternal-fetal and pediatric subspecialty physicians. Presently, we contract with a third-party billing company to process billing, collection and reimbursement for our affiliated anesthesiologists. We are in the process of evaluating various systems that will allow us to provide these services directly. In all instances, however, we do not assume responsibility for charges relating to services provided by hospitals or other physicians with whom we collaborate. Such charges are separately billed and collected by the hospitals or other physicians. We provide our affiliated physicians with a training curriculum that emphasizes detailed documentation of and proper coding protocol for all procedures performed and services provided, and we provide comprehensive internal auditing processes, all of which are designed to achieve appropriate coding, billing and collection of revenues for physician services. Our billing and collection operations are conducted from our corporate offices, as well as our regional business offices located across the United States and in Puerto Rico.

•

Risk Management and Other Services. We maintain a risk management program focused on reducing risk and improving outcomes through evidence-based medicine, including diligent patient evaluation, documentation and access to research, education and best demonstrated processes. We maintain professional liability coverage for our national group of affiliated healthcare professionals. Through our risk management and medical affairs staff, we conduct risk management programs for loss prevention and early intervention in order to prevent or minimize professional liability claims. In addition, we provide a multi-faceted compliance program that is designed to assist our affiliated practice groups in complying with increasingly complex laws and regulations. We also provide management information systems, facilities management, marketing support and other services to our affiliated physicians and affiliated practice groups.

OUR INFORMATION SYSTEMS

We maintain several information systems to support our day-to-day operations and ongoing clinical research and business analysis. Since inception, our clinical information systems have accumulated clinical information from approximately 8.6 million daily progress records relating to more than 480,000 discharged patients.

•

BabySteps®. BabySteps is a clinical information management system used by our affiliated neonatal physicians to record clinical progress notes electronically and provides a decision tree to assist them in certain situations with the selection of appropriate billing codes.

•

NextgenTM. We have licensed the Nextgen Electronic Medical Record (“EMR”) for our office-based maternal-fetal and pediatric cardiology physicians to record clinical documentation related to their patients. This system has the ability to provide benefits to our office-based practices that are similar to what BabySteps provides to our neonatology practices, including decision trees to assist physicians with the selection of appropriate billing codes, promotion of consistent documentation, and data for research and education. We are currently in the process of implementing EMR in all of our office-based maternal-fetal and pediatric cardiology practices.

•

Pediatrix University®. In addition to providing continuing education, our Pediatrix University also functions as a “virtual doctors’ lounge,” enabling physicians around the country to discuss difficult or unusual cases with one another.

•

Clinical Data Warehouse. BabySteps enables our affiliated practices to capture a consistent set of information about the patients we treat. We transfer information on a de-identified basis from the clinical progress notes in Babysteps to what we call our “clinical data warehouse.” With comprehensive reporting tools, our physicians are able to use this information to benchmark outcomes, enhance clinical decision-making and advance best practices at the bedside. Using a variety of clinical performance markers, the data warehouse also helps Pediatrix researchers track drug interactions, link treatments to outcomes and identify opportunities to enhance patient outcomes. Our clinical data warehouse also helps us to identify prospective clinical trials and continuous quality improvement initiatives.

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

RELATIONSHIPS WITH OUR PARTNERS

Our business model, which has been influenced by the direct contact and daily interaction that our affiliated physicians have with their patients, emphasizes a patient-focused clinical approach that addresses the needs of our various “partners,” including hospitals, third-party payors, referring and collaborating physicians, affiliated physicians and, most importantly, our patients. Our relationships with all our partners are important to our continued success.

Hospitals

Our relationships with our hospital partners are critical to our operations. We have been retained by over 300 hospitals to staff and manage clinical activities within specific hospital-based units. Our hospital-based focus enhances our relationships with hospitals and, creates opportunities for our affiliated physicians to provide patient care in other areas of the hospital. For example, our physicians may provide care in emergency rooms, nurseries and other departments where access to specialized obstetric and pediatric care may be critical. Because hospitals control access to their units and operating rooms through the awarding of contracts and hospital privileges, we must maintain good relationships with our hospital partners. Our affiliated physicians are important components of obstetric, pediatric and surgical services provided by hospitals. Our hospital partners benefit from our expertise in managing critical care units and other settings staffed with physician specialists, including managing variable admission rates, operating costs, complex reimbursement systems and other administrative burdens. We also work with our hospital partners to enhance their reputation and market our services to referring physicians, an important source of hospital admissions, within the communities served by those hospitals.

Under our contracts with hospitals, we have the responsibility to manage, in many cases exclusively, the provision of physician services for hospital-based units, such as NICUs, and other hospital settings. We typically are responsible for billing patients and third-party payors for services rendered by our affiliated physicians separately from other related charges billed by the hospital or other physicians to the same payors. Some of our hospital contracts require a hospital to pay us administrative fees. Some contracts provide for fees if the hospital does not generate sufficient patient volume in order to guarantee that we receive a specified minimum revenue level. We also receive fees from hospitals for administrative services performed by our affiliated physicians providing medical director services at the hospital. Administrative fees accounted for approximately 6% of our net patient service revenue during 2007. Our contracts with hospitals also generally require us to indemnify them and their affiliates for losses resulting from the negligence of our affiliated physicians. Our hospital contracts typically have terms of one to three years which can be terminated without cause by either party upon prior written notice, and renew automatically for additional terms of one to three years unless earlier terminated by any party. While we have in most cases been able to renew these arrangements, hospitals may cancel or not renew our arrangements, or reduce or eliminate our administrative fees in the future.

Third-Party Payors

Our relationships with government-sponsored plans, including Medicaid and Medicare, managed care organizations and commercial health insurance payors are vital to our business. We seek to maintain professional working relationships with our third-party payors and streamline the administrative process of billing and collection, and assist our patients and their families in understanding their health insurance coverage and any balance due for co-payment, co-insurance deductible or out-of-network benefit limitations. In addition, through our quality initiatives and continuing research and education efforts, we have sought to enhance clinical care provided to patients, which we believe benefits third-party payors by contributing to improved patient outcomes and reduced long-term health system costs.

We receive compensation for professional services provided by our affiliated physicians to patients based upon rates for specific services provided, principally from third-party payors. Our billed charges are substantially the same for all parties in a particular geographic area, regardless of the party responsible for paying the bill for our services. A significant portion of our net patient service revenue is received from government-sponsored plans, principally state Medicaid programs. Medicaid programs pay for medical and health related services for certain individuals and families with low incomes and resources and are jointly funded by the federal government and state governments. Medicaid programs can be either standard fee-for-service payment programs or managed care programs in which states have contracted with health insurance companies to run local or state-wide health plans with features similar to Health Maintenance Organizations. Our compensation rates under standard Medicaid programs are established by state governments and are not negotiated. Rates under Medicaid managed care programs are negotiated but are similar to rates established under standard Medicaid programs. Although Medicaid rates vary across the states, these rates are generally much lower in comparison to private sector health plan rates.

Medicare is a health insurance program primarily for individuals 65 years of age and older, certain younger people with disabilities and people with end-stage renal disease. The program is provided without regard to income or assets and offers beneficiaries different ways to obtain their medical benefits. The most common option selected today by Medicare beneficiaries is the traditional fee-for-service payment system and the other options include managed care, preferred provider organizations, and private fee-for-service and specialty plans. Because our anesthesiology patients are not limited to newborns or their mothers, a greater portion of such patients’ services will be paid by Medicare.

In order to participate in government programs, we and our affiliated practices must comply with stringent and often complex enrollment and reimbursement requirements. Different states also impose differing standards for their Medicaid programs. See “Government Regulation—Government Reimbursement Requirements.”

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

Referring and Collaborating Physicians

We consider referring and collaborating physicians to be our partners. Our affiliated physicians seek to establish and maintain professional relationships with referring physicians in the communities where they practice. Because patient volumes at our NICUs are based in part on referrals from other physicians, particularly obstetricians, it is important that we are responsive to the needs of referring physicians in the communities in which we operate. We believe that our community presence, through our hospital coverage and outpatient clinics, assists referring obstetricians, office-based pediatricians and family physicians with their practices. Our affiliated physicians are able to provide comprehensive maternal-fetal, newborn and pediatric subspecialty care to patients using the latest advances in methodologies, supporting the local referring physician community with 24-hours-a-day, seven-days-a-week on-site or on-call coverage.

Our affiliated anesthesiologists seek to establish and maintain professional relationships with collaborating physicians, such as surgeons, and other healthcare providers. Our affiliated anesthesiologists play an important role for surgeons because they provide medical care to the patient throughout the surgical experience. This care includes evaluation of the patient prior to surgery, consultations with the surgical team, providing pain control and support of life functions during surgery and supervising care following surgery through the discharge of the patient from the recovery unit. Accordingly, our affiliated anesthesiologists are focused on delivering quality services to enhance the reputation and satisfaction of collaborating surgeons.

Affiliated Physicians and Practice Groups

Our relationships with our affiliated physicians are important. Our affiliated physicians are organized in traditional practice group structures. In accordance with applicable state laws, our affiliated practice groups are responsible for the provision of medical care to patients. Our affiliated practice groups are separate legal entities organized under state law as professional associations, corporations and partnerships, which we sometimes refer to as “our affiliated professional contractors.” Each of our affiliated professional contractors is owned by a licensed physician affiliated with PMG through employment or another contractual relationship. Our national infrastructure enables more effective and efficient sharing of new discoveries and clinical outcomes data, including implementation of best demonstrated processes, and affords access to our sophisticated information systems, and clinical research and education.

Our affiliated professional contractors employ or contract with physicians to provide clinical services in certain states and Puerto Rico. In most of our affiliated practice groups, each physician has entered into an employment agreement with us or one of our affiliated professional contractors providing for a base salary and incentive bonus eligibility and typically having a term of three to five years which usually can be terminated without cause by any party upon prior written notice. We typically are responsible for billing patients and third-party payors for services rendered by our affiliated physicians and, with respect to services provided in a hospital, separately from other charges billed by hospitals to the same payors. Each physician must hold a valid license to practice medicine in the state in which he or she provides patient care and must become a member of the medical staff, with appropriate privileges, at each hospital at which he or she practices. Substantially all the physicians employed by us or our affiliated professional contractors have agreed not to compete within a specified geographic area for a certain period after termination of employment. Although we believe that the non-competition covenants of our affiliated physicians are reasonable in scope and duration and therefore enforceable under applicable state laws, we cannot predict whether a court or arbitration panel would enforce these covenants. Our hospital contracts also typically require that we and the physicians performing services maintain minimum levels of professional and general liability insurance. We negotiate those policies and contract and pay the premiums for such insurance on behalf of the physicians.

Each of our affiliated professional contractors has entered into a comprehensive management agreement with PMG that is long-term in nature, and in most cases permanent, subject only to a right of termination by PMG (except in the case of gross negligence, fraud or illegal acts of PMG). Under the terms of these management agreements, PMG is paid for its services based on the performance of the applicable practice group, and PMG is responsible for the provision of non-medical services and the compensation and benefits of the practices’ non-physician medical personnel. See “Government Regulation—Fee Splitting; Corporate Practice of Medicine.”

COMPETITION

Competition in our business is generally based upon a number of factors, including reputation, experience and level of care and our affiliated physicians’ ability to provide cost-effective, quality clinical care. The nature of competition for our hospital-based practices, such as neonatology and anesthesia care, differs significantly from competition for our office-based practices. Our hospital-based practices compete nationally with other health services companies and physician groups for hospital contracts and qualified physicians. In some instances, our hospital based physicians also compete on a more local basis. For example, our neonatologists compete for referrals from local physicians and transports from surrounding hospitals. Our office-based practices, such as maternal-fetal medicine and pediatric cardiology, compete for patients with office-based practices in those subspecialties.

Because our operations consist primarily of physician services provided within hospital-based units, we compete with others for contracts with hospitals to provide services. We also compete with hospitals themselves to provide such services. Hospitals may employ neonatologists or anesthesiologists directly or contract with other physician groups to provide services either on an exclusive or non-exclusive basis. A hospital not otherwise competing with us may begin to do so by opening a new NICU or operating facility, expanding the capacity of an existing NICU, adding operating room suites or, in the case of neonatal services, upgrading the level of its existing NICU. If the hospital chooses to do so, it may award the contract to operate the relevant facility to a competing group or company. Because hospitals control access to their NICUs and operating rooms by awarding contracts and hospital privileges, we must maintain good relationships with our hospital partners. Our contracts with hospitals generally provide that they may be terminated without cause upon prior written notice.

The healthcare industry is highly competitive. Companies in other segments of the industry, some of which have financial and other resources greater than ours, may become competitors in providing neonatal, maternal-fetal, other pediatric subspecialty care or anesthesia services.

GOVERNMENT REGULATION

The healthcare industry is governed by a framework of federal and state laws, rules and regulations that are extensive and complex and for which, in many cases, the industry has the benefit of only limited judicial and regulatory interpretation. If we or one of our affiliated practice groups is found to have violated these laws, rules or regulations, our business, financial condition and results of operations could be materially adversely affected. Moreover, healthcare continues to attract legislative interest and public attention. Changes in healthcare legislation or government regulation may restrict our existing operations, limit the expansion of our business or impose additional compliance requirements and costs, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock.

Licensing and Certification

Each state imposes licensing requirements on individual physicians and clinical professionals, and on facilities operated or utilized by healthcare companies like us. Many states require regulatory approval, including certificates of need, before establishing certain types of healthcare facilities, offering certain services or expending amounts in excess of statutory thresholds for healthcare equipment, facilities or programs. We and our affiliated physicians are also required to meet applicable Medicaid provider requirements under state laws and regulations and Medicare provider requirements under federal law and regulations.

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

Fraud and Abuse Provisions

Existing federal laws governing Medicaid, Medicare and other federal healthcare programs (the “FHC Programs”), as well as similar state laws, impose a variety of fraud and abuse prohibitions on healthcare companies like PMG. These laws are interpreted broadly and enforced aggressively by multiple government agencies, including the Office of Inspector General of the Department of Health and Human Services (the “OIG”), the Department of Justice (the “DOJ”) and various state authorities. In addition, in the Deficit Reduction Act of 2005, Congress established a Medicaid Integrity Program to enhance federal and state efforts to detect Medicaid fraud, waste and abuse and provide financial incentives for states to enact their own false claims acts as an additional enforcement tool against Medicaid fraud and abuse. Since then, a growing number of states have enacted fraud and abuse legislation.

The fraud and abuse laws include extensive federal and state regulations applicable to our financial relationships with hospitals, referring physicians and other healthcare entities. In particular, the federal anti-kickback statute prohibits the solicitation, offering, payment solicitation or receipt of any remuneration in return for either referring Medicaid, Medicare or other government-sponsored healthcare program business, or purchasing, leasing, ordering, or arranging for or recommending any service or item for which payment may be made by a government-sponsored healthcare program. In addition, federal physician self-referral legislation, commonly known as the “Stark Law,” prohibits a physician from ordering certain designated health services reimbursable by Medicare from an entity with which the physician has a prohibited financial relationship. These laws are broadly worded and, in the case of the anti-kickback law, have been broadly interpreted by federal courts, and potentially subject many business arrangements to government investigation and prosecution, which can be costly and time consuming.

Violations of these laws are punishable by substantial penalties, including monetary fines, civil penalties, criminal sanctions (in the case of the anti-kickback law), exclusion from participation in government-sponsored healthcare programs and forfeiture of amounts collected in violation of such laws, any of which could have an adverse effect on our business and results of operations. Many of the states in which we operate also have similar anti-kickback and self-referral laws which are applicable to our government and non-government business and which also authorize substantial penalties for violations.

There are a variety of other types of federal and state fraud and abuse laws, including laws authorizing the imposition of criminal, civil and administrative penalties for filing false or fraudulent claims for reimbursement with government healthcare programs. These laws include the civil False Claims Act (“FCA”), which prohibits the filing of false claims with the federal government or federal government programs, including Medicaid, Medicare, the TRICARE program for military dependents and retirees, and the Federal Employees Health Benefits Program. Substantial civil fines can be imposed for violating the FCA. Furthermore, proving a violation of the FCA requires only that the government show that the individual or company that filed the false claim acted in “reckless disregard” of the truth or falsity of the claim, notwithstanding that there may have been no intent to defraud the government program and no actual knowledge that the claim was false (which typically are required to be shown to sustain a criminal conviction). The FCA also includes “whistleblower” provisions that permit private citizens to sue a claimant on behalf of the government and thereby share in any fines imposed under the law. In recent years, many cases have been brought against healthcare companies by such “whistleblowers,” which have resulted in the imposition of substantial fines on the companies involved. It is anticipated that the number of such actions against healthcare companies will continue to increase with the enactment of a growing number of state false claims acts. In addition, federal and state agencies that administer healthcare programs have at their disposal statutes, commonly known as the “civil money penalty laws,” that authorize substantial administrative fines and exclusion from government programs in any case where the individual or company that filed a false claim, or caused a false claim to be filed, knew or should have known that the claim was false or fraudulent. As under the FCA, it often is not necessary for the agency to show that the claimant had actual knowledge that the claim was false or fraudulent in order to impose these penalties.

The civil and administrative false claims statutes are being applied in an increasingly broader range of circumstances. For example, government authorities often argue that claiming reimbursement for services that fail to meet applicable quality standards may, under certain circumstances, violate these statutes. Government authorities also often take the position that claims for services that were induced by kickbacks, Stark Law violations or other illicit marketing schemes are fraudulent and, therefore, violate the false claims statutes. This position has been generally approved by courts in cases in which it has been tested. In addition, we have entered into a corporate integrity agreement with the OIG (the “Corporate Integrity Agreement”) in connection with our settlement of a previously disclosed investigation, which creates an additional basis for administrative liability. See “Government Investigations.”

If we or our affiliated professional contractors were excluded from any government-sponsored healthcare programs, not only would we be prohibited from submitting claims for reimbursement under such programs, but we also would be unable to contract with other healthcare providers, such as hospitals, to provide services to them.

Although we intend to conduct our business in compliance with all applicable federal and state fraud and abuse laws, many of the laws and regulations applicable to us, including those relating to billing and those relating to financial relationships with physicians and hospitals, are broadly worded and may be interpreted or applied by prosecutorial, regulatory or judicial authorities in ways that we cannot predict. Accordingly, we cannot assure you that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable fraud and abuse laws. Moreover, the standards of business conduct expected of healthcare companies under these laws and regulations have become more stringent in recent years, even in instances where there has been no change in statutory language. If there is a determination by government authorities that we have not complied with any of these laws and regulations, or that we have materially breached the terms of our Corporate Integrity Agreement with the OIG, our business, financial condition and results of operations could be materially adversely affected. See “Government Investigations.”

Government Reimbursement Requirements

In order to participate in the various state Medicaid and Medicare programs, we and our affiliated practices must comply with stringent and often complex enrollment and reimbursement requirements. Moreover, different states impose differing standards for their Medicaid programs. While our compliance program requires that we and our affiliated practices adhere to the laws and regulations applicable to the government programs in which we participate, our failure to comply with these laws and regulations could negatively affect our business, financial condition and results of operations. See “Government Regulation—Fraud and Abuse Provisions,” “Government Regulation—Compliance Plan,” “Government Investigations” and “Other Legal Proceedings.”

In addition, Medicaid, Medicare and other government healthcare programs (such as the TRICARE program) are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments as well as affect the cost of providing services and the timing of payments to providers. Moreover, because these programs generally provide for reimbursements on a fee-schedule basis rather than on a charge-related basis, we generally cannot increase our revenues by increasing the amount we charge for our services. To the extent our costs increase, we may not be able to recover our increased costs from these programs, and cost containment measures and market changes in non-governmental insurance plans have generally restricted our ability to recover, or shift to non-governmental payors, these increased costs. In attempts to limit federal and state spending, there have been, and we expect that there will continue to be, a number of proposals to limit or reduce Medicaid and Medicare reimbursement for various services. Our business may be significantly and adversely affected by any such changes in reimbursement policies and other legislative initiatives aimed at reducing healthcare costs associated with Medicaid, Medicare and other government healthcare programs.

Our business also could be adversely affected by reductions in or limitations of reimbursement amounts or rates under these government programs, reductions in funding of these programs or elimination of coverage for certain individuals or treatments under these programs.

Antitrust

The healthcare industry is subject to close antitrust scrutiny. In recent years, the Federal Trade Commission (the “FTC”), the DOJ, and state Attorney Generals have increasingly taken steps to review and, in some cases, take enforcement action against, business conduct and acquisitions in the healthcare industry. Violations of antitrust laws may be punishable by substantial penalties, including significant monetary fines, civil penalties, criminal sanctions, consent decrees and injunctions prohibiting certain activities or requiring divestiture or discontinuance of business operations. Any of these penalties could have a material adverse effect on our business, financial condition and results of operations.

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

Pursuant to HIPAA, the Department of Health and Human Services (“DHHS”) has adopted standards to protect the privacy and security of health-related information. DHHS’s privacy standards became effective in 2003 and apply to medical records and other individually identifiable health information used or disclosed by healthcare providers, hospitals, health plans and healthcare clearinghouses in any form, whether electronically, on paper, or orally. We have implemented privacy policies and procedures, including training programs, designed to ensure compliance with the HIPAA privacy regulations.

DHHS’s security standards became effective in 2005 and require healthcare providers to implement administrative, physical and technical safeguards to protect the integrity, confidentiality and availability of electronically received, maintained or transmitted (including between us and our affiliated practices) individually identifiable health-related information. We have implemented security policies, procedures and systems designed to facilitate compliance with the HIPAA security regulations.

Environmental Regulations

Our healthcare operations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. Our office-based operations are subject to compliance with various other environmental laws, rules and regulations. Such compliance does not, and we anticipate that such compliance will not, materially affect our capital expenditures, financial position or results of operations.

Compliance Plan

We have adopted a compliance plan that reflects our commitment to complying with laws and regulations applicable to our business and meeting our ethical obligations in conducting our business (the “Compliance Plan”). We believe our Compliance Plan provides a solid framework to meet this commitment and our obligations under the Corporate Integrity Agreement entered into in connection with the settlement of a previously disclosed investigation including:

•	a Chief Compliance Officer who reports to the Board of Directors on a regular basis;

•	a Compliance Committee consisting of our senior executives;

•	a formal internal audit function, including a Director of Internal Audit who reports to the Audit Committee on a regular basis;

•	our Code of Conduct, which is applicable to our employees, independent contractors, officers and directors;

•	our Code of Professional Conduct—Finance, which is applicable to our finance personnel, including our chief executive officer, chief financial officer, chief accounting officer and controller;

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

The foundation of our Compliance Plan is our Code of Conduct, which is intended to be a comprehensive statement of the ethical and legal standards governing the daily activities of our employees, affiliated professionals, independent contractors, officers and directors. All our personnel are required to abide by, and are given a thorough education regarding, our Code of Conduct. In addition, all employees and affiliated professionals are expected to report incidents that they believe in good faith may be in violation of our Code of Conduct. We maintain a toll-free hotline to permit individuals to report compliance concerns on an anonymous basis and obtain answers to questions about our Code of Conduct. Our Compliance Plan, including our Code of Conduct, is administered by our Chief Compliance Officer with oversight by our Chief Executive Officer and Board of Directors. We also have a Code of Professional Conduct—Finance, which is applicable to our finance personnel, including our Chief Executive Officer, Chief Financial Officer (who is also our Chief Accounting Officer), Vice President of Accounting and Finance and Controller. A copy of our Code of Conduct and our Code of Professional Conduct—Finance is available on our website, www.pediatrix.com. Our internet website and the information contained therein or connected thereto are not incorporated into or deemed a part of this Form 10-K. Any amendments or waivers to our Code of Professional Conduct—Finance will be promptly disclosed on our website following the date of any such amendment or waiver. See “Government Investigations.”

GOVERNMENT INVESTIGATIONS

In July 2007, the Audit Committee of our Board of Directors concluded a comprehensive review of the Company’s historical practices related to the granting of stock options with the assistance of independent legal counsel and forensic accounting experts. At the commencement of the review, we voluntarily contacted the staff of the Securities and Exchange Commission (“SEC”) regarding the Audit Committee’s review and subsequently the SEC notified us that it had commenced a formal investigation into our stock option granting practices. We also had discussions with the U.S. Attorney’s office for the Southern District of Florida regarding the Audit Committee’s review and, in response to a subpoena, provided the office with various documents and information related to our stock option granting practices. We intend to continue full cooperation with the U.S. Attorney’s office and the SEC. We cannot predict the outcome of these matters.

In September 2006, we completed a final settlement agreement with the Department of Justice and a relator who initiated a “qui tam” complaint against the Company relating to our billing practices for services reimbursed by Medicaid, the Federal Employees Health Benefit program, and the United States Department of Defense’s TRICARE program for military dependents and retirees (“Federal Settlement Agreement”). In February 2007, we completed separate state settlement agreements with each state Medicaid program involved in the settlement (the “State Settlement Agreements”). Under the terms of the Federal Settlement Agreement and State Settlement Agreements, we paid $25.1 million to the federal government and participating state Medicaid programs in connection with our billing for neonatal services provided from January 1996 through December 1999.

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

•

not hiring or, if employed, removing from Pediatrix’s business operations which are related to or compensated, in whole or part, by FHC Programs, persons (i) convicted of a criminal offense related to the provision of healthcare items or services or (ii) ineligible to participate in FHC Programs or Federal procurement or nonprocurement programs;

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

Failure to comply with our duties under the Corporate Integrity Agreement could result in substantial monetary penalties and in the case of a material breach, could even result in our being excluded from participating in FHC Programs. Management believes we were in compliance with the Corporate Integrity Agreement as of December 31, 2007.

We expect that additional audits, inquiries and investigations from government authorities and agencies will continue to occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations, cash flows, or the trading price of our common stock.

OTHER LEGAL PROCEEDINGS

In the ordinary course of our business, we become involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by our affiliated physicians. Our contracts with hospitals generally require us to indemnify them and their affiliates for losses resulting from the negligence of our affiliated physicians. We may also become subject to other lawsuits which could involve large claims and significant defense costs. We believe, based upon a review of pending actions and proceedings, that the outcome of such legal actions and proceedings will not have a material adverse effect on our business, financial condition or results of operations. The outcome of such actions and proceedings, however, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business, financial condition, results of operations and the trading price of our common stock.

In January 2008, we entered into a Stipulation of Settlement to resolve a shareholder derivative lawsuit that was filed by Jacob Schwartz, one of the shareholders who had submitted a demand letter, in the United States District Court for the Southern District of Florida in August 2007, naming the Company as a nominal defendant and also naming as defendants certain of our current and former officers and directors. The lawsuit alleges that all or some of the defendant officers and directors, among other things, breached their fiduciary duties to the Company, violated the federal securities laws, and engaged in corporate waste, gross mismanagement, unjust enrichment and constructive fraud in connection with the Company’s historical stock option practices. In consideration for the full settlement and release of claims against all defendants, the Stipulation of Settlement provides for our payment of $1.5 million in attorneys fees and costs to the plaintiff’s counsel and recognition that the plaintiff’s demand letter, which was received prior to the commencement of the lawsuit, was a significant contributing factor to the implementation of various measures to enhance our stock option practices. The Stipulation of Settlement is subject to final approval by the District Court, a hearing for which has been scheduled in April 2008. We believe that the payment to the plaintiff’s counsel will be covered by insurance.

Although we currently maintain liability insurance coverage intended to cover professional liability and certain other claims, we cannot assure that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us in the future where the outcomes of such claims are unfavorable to us. With respect to professional liability risk, we generally self-insure a portion of this risk through our wholly owned captive insurance subsidiary. Liabilities in excess of our insurance coverage, including coverage for professional liability and certain other claims, could have a material adverse effect on our business, financial condition and results of operations. See “Professional and General Liability Coverage.”

PROFESSIONAL AND GENERAL LIABILITY COVERAGE

We maintain professional and general liability insurance policies with third-party insurers on a claims-made basis, subject to deductibles, self-insured retention limits, policy aggregates, exclusions, and other restrictions, in accordance with standard industry practice. We believe that our insurance coverage is appropriate based upon our claims experience and the nature and risks of our business. However, we cannot assure that any pending or future claim will not be successful or if successful will not exceed the limits of available insurance coverage.

Our business entails an inherent risk of claims of medical malpractice against our affiliated physicians and us. We contract and pay premiums for professional liability insurance that indemnifies us and our affiliated healthcare professionals on a claims-made basis for losses incurred related to medical malpractice litigation. Professional liability coverage is required in order for our affiliated physicians to maintain hospital privileges. Our self-insured retention under our professional liability insurance program is maintained through a wholly owned captive insurance subsidiary. We record estimates in our Consolidated Financial Statements for our liabilities for self-insured retention amounts and claims incurred but not reported based on an actuarial valuation using historical loss patterns. Liabilities for claims incurred but not reported are not discounted. Because many factors can affect historical and future loss patterns, the determination of an appropriate reserve involves complex, subjective judgment, and actual results may vary significantly from estimates. If the self-insured retention amounts and other amounts that we are actually required to pay materially exceed the estimates that have been reserved, our financial condition and results of operations could be materially adversely affected.

EMPLOYEES AND PROFESSIONALS UNDER CONTRACT

In addition to the 1,072 practicing physicians affiliated with us as of December 31, 2007, Pediatrix employed or contracted with 1,315 other clinical professionals, including advanced practice nurses, and 1,527 other full-time and part-time employees.

GEOGRAPHIC COVERAGE

We provide services in 32 states, including Alaska, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Indiana, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and West Virginia, and Puerto Rico. During 2007, approximately 56% of our net patient service revenue was generated by operations in our five largest states. Our operations in Texas accounted for approximately 28% of our net patient service revenue for the same period. Although we continue to seek to diversify the geographic scope of our operations, primarily through acquisitions of physician group practices, we may not be able to implement successfully or realize the expected benefits of any of these initiatives. Adverse changes or conditions affecting states in which our operations are concentrated, such as healthcare reforms, changes in laws and regulations, reduced Medicaid or Medicare reimbursements or government investigations, may have a material adverse effect on our business, financial condition and results of operations.

SERVICE MARKS

We have registered the service marks “Pediatrix Medical Group,” “Obstetrix Medical Group,” “Pediatrix University-A University Without Walls,” “Screen Today for a Better Tomorrow,” and the baby design logo, among others, with the United States Patent and Trademark Office. In addition, we have a pending application to register the trademark for “Screen Today for a Better Tomorrow.”

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

ITEM 1A. RISK	FACTORS

Our business is subject to a number of factors that could materially affect future developments and performance. In addition to factors affecting our business that have been described elsewhere in this Form 10-K, any of the following risks could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock.

Matters relating to our historical stock option granting practices have required us to incur substantial expenses and may result in regulatory proceedings, governmental enforcement actions and other litigation.

In July 2007, the Audit Committee of our Board of Directors concluded a comprehensive review of our historical practices related to the granting of stock options, the results of which are described in our Annual Report on Form 10-K for the year ended December 31, 2006. At the commencement of the review, we voluntarily contacted the SEC regarding the Audit Committee’s review and subsequently the SEC notified us that it had commenced a formal investigation into our stock option practices. We also had discussions with the U.S. Attorney’s office for the Southern District of Florida regarding the Audit Committee’s review and, in response to a subpoena, provided the office with various documents and information related to our stock option practices. We intend to continue full cooperation with the U. S. Attorney’s office and the SEC. It is possible that additional facts beyond those reviewed by the Audit Committee may be discovered. In addition, although we have entered into a Stipulation of Settlement with respect to a related shareholder derivative lawsuit, the stipulation is subject to final approval by the court. It is possible that other lawsuits could be filed. The investigations and lawsuit have required us to incur substantial expenses, diverted management’s attention from our business, and could in the future harm our business, financial condition, results of operations and cash flows. See Item 1. Business—“Government Investigations.”

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

No assurance can be given regarding the outcomes from any litigation, regulatory proceedings or government enforcement actions relating to our historical stock option granting practices, the restatement of prior period financial statements as a result of the Audit Committee’s review or other historical disclosures. The resolution of these matters may be time consuming, expensive, and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.

We may become subject to billing investigations by federal and state government authorities.

State and federal statutes impose substantial penalties, including civil and criminal fines, exclusion from participation in government healthcare programs and imprisonment, on entities or individuals (including any individual corporate officers or physicians deemed responsible) that fraudulently or wrongfully bill governmental or other third-party payors for healthcare services. In addition, federal laws, along with a growing number of state laws, allow a private person to bring a civil action in the name of the government for false billing violations. See Item 1. Business—“Government Regulation—Fraud and Abuse Provisions.” In September 2006, we entered into a settlement agreement with the DOJ that sets forth the terms of a financial settlement related to an investigation by federal and state authorities into our coding and billing practices for the period of time from 1996 through 1999 for neonatal critical care and intensive care services reimbursed by the Medicaid program nationwide, the Federal Employees Health Benefit program and the TRICARE program. As part of the financial settlement with the Department of Justice, we entered into a Corporate Integrity Agreement with the Office of Inspector General of the Department of Health and Human Services for a term of five years. The Corporate Integrity Agreement imposes yearly compliance and audit obligations upon us. We believe that additional audits, inquiries and investigations from government agencies will continue to occur from time to time in the ordinary course of our business, which could result in substantial defense costs to us and a diversion of management’s time and attention. We cannot predict whether any future audits, inquiries or investigations, or the public disclosure of such matters, would have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock. See Item 1. Business—“Government Investigations.”

The healthcare industry is highly regulated and government authorities may determine that we have failed to comply with applicable laws or regulations.

The healthcare industry and physicians’ medical practices, including the healthcare and other services that we and our affiliated physicians provide, are subject to extensive and complex federal, state and local laws and regulations, compliance with which imposes substantial costs on us. Of particular importance are:

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

•

a provision of the Social Security Act, commonly referred to as the Stark Law, that, subject to limited exceptions, prohibits physicians from referring Medicare patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including a compensation arrangement) with the entity;

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

In addition, we believe that our business will continue to be subject to increasing regulation, the scope and effect of which we cannot predict. See Item 1. Business—“Government Regulation.”

We may in the future become the subject of regulatory or other investigations or proceedings, and our interpretations of applicable laws, rules and regulations may be challenged. For example, regulatory authorities or other parties may assert that our arrangements with our affiliated professional contractors constitute fee splitting or the corporate practice of medicine and seek to invalidate these arrangements, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock. See Item 1. Business—“Government Regulation—Fee Splitting; Corporate Practice of Medicine.” Regulatory authorities or other parties also could assert that our relationships, including fee arrangements, among our affiliated professional contractors, hospital clients or referring physicians violate the anti-kickback, fee splitting or self-referral laws and regulations. See Item 1. Business—“Government Regulation—Fraud and Abuse Provisions” and “—Government Reimbursement Requirements.” Such investigations, proceedings and challenges could result in substantial defense costs to us and a diversion of management’s time and attention. In addition, violations of these laws are punishable by monetary fines, civil and criminal penalties, exclusion from participation in government-sponsored healthcare programs, and forfeiture of amounts collected in violation of such laws and regulations, any of which could have a material adverse effect on our business, financial condition, cash flows, results of operations and the trading price of our common stock.

Government authorities or other parties may assert that our business practices violate antitrust laws.

The healthcare industry is subject to close antitrust scrutiny. In recent years, the FTC, the DOJ and state Attorney Generals have taken increasing steps to review and, in some cases, take enforcement action against business conduct and acquisitions in the healthcare industry. Violations of antitrust laws may be punishable by substantial penalties, including significant monetary fines, civil penalties, criminal sanctions, and consent decrees and injunctions prohibiting certain activities or requiring divestiture or discontinuance of business operations. Any of these penalties could have a material adverse effect on our business, financial condition and results of operations.

We are subject to changes in private employer healthcare insurance and government-sponsored programs.

We believe that, over the past several years, there has been a general decline in the number of private employers that offer healthcare insurance coverage to their employees, and for those employers that do offer healthcare insurance coverage, there has been an increase in the required contributions from employees to pay for coverage for them and their families. These trends could continue or accelerate as a result of a number of factors, including a decline in economic conditions and healthcare reform efforts. As a consequence, the number of patients who are uninsured or participate in government-sponsored programs may increase. Payments received from government-sponsored programs are substantially less than payments received from managed care and other third-party payors. A payor mix shift from managed care and other third-party payors to government payors may result in an increase in our estimated provision for contractual adjustments and uncollectibles and a corresponding decrease in our net patient service revenue. Further increases in the government component of our payor mix at the expense of other third-party payors could result in a significant reduction in our average reimbursement rates. Moreover, changes in eligibility requirements for government-sponsored programs could increase the number of patients who participate in such programs or the number of uninsured patients. In addition, private employers who offer healthcare insurance could change employee coverage by increasing patient responsibility amounts. These factors and events could have a material adverse effect on our business, results of operations, financial condition, cash flows and the trading price of our common stock.

Government programs or private insurers may limit, reduce or make retroactive adjustments to reimbursement amounts or rates.

A significant portion of our net patient revenue is derived from payments made by government-sponsored healthcare programs, principally Medicaid. These government programs, as well as private insurers, have taken and may continue to take steps, including a movement toward managed care, to control the cost, eligibility for, use and delivery of healthcare services as a result of budgetary constraints, cost containment pressures and other reasons, including those described above under Item 1. Business—“Government Regulation—Government Reimbursement Requirements.” These government programs and private insurers may attempt other measures to control costs including bundling of services and denial of or reduction in reimbursement for certain services and treatments. As a result, payments from government programs or private payors may decrease significantly. Also, any adjustment in Medicare reimbursement rates may have a detrimental impact on our reimbursement rates not only for Medicare patients but also because Medicaid and other third-party payors base their reimbursement rates on a percentage of Medicare reimbursement rates. Our business may be materially affected by limitations of or reductions in reimbursement amounts or rates or elimination of coverage for certain individuals or treatments. Moreover, because government programs generally provide for reimbursements on a fee-schedule basis rather than on a charge-related basis, we generally cannot increase our revenues from these programs by increasing the amount we charge for our services. To the extent our costs increase, we may not be able to recover our increased costs from these programs, and cost containment measures and market changes in non-governmental insurance plans have generally restricted our ability to recover, or shift to non-governmental payors, these increased costs. In addition, funds we receive from third-party payors are subject to audit with respect to the proper billing for physician and ancillary services and, accordingly, our revenue from these programs may be adjusted retroactively. Any retroactive adjustments to our reimbursement amounts could have a material effect on our financial condition, results of operations, cash flows and the trading price of our common stock.

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

We may not find suitable acquisition candidates or successfully integrate our acquisitions. Our acquisitions may expose us to greater business risks and could affect our payor mix.

We have expanded and intend to continue to seek to expand our presence in new and existing metropolitan areas for us by acquiring established neonatal, maternal-fetal and pediatric cardiology physician practice groups, other complementary pediatric subspecialty physician groups and anesthesia care practices. We made our first acquisition of an anesthesia care practice in September 2007. Accordingly, this type of physician service is a new specialty for our company.

Our acquisition strategy involves numerous risks and uncertainties, including:

•

We may not be able to identify suitable acquisition candidates or strategic opportunities or implement successfully or realize the expected benefits of any suitable opportunities. In addition, we compete for acquisitions with other potential acquirers, some of which may have greater financial or operational resources than we do. This competition may intensify due to the ongoing consolidation in the healthcare industry, which may increase our acquisition costs.

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

•

We cannot be certain that any acquired business will continue to maintain its pre-acquisition revenues and growth rates or be financially successful. In addition, we cannot be certain of the extent of any unknown or contingent liabilities of any acquired business, including liabilities for failure to comply with applicable laws, including laws relating to medical malpractice. Generally we obtain indemnification agreements from the sellers of businesses acquired with respect to pre-closing acts, omissions and other similar risks. It is possible that we may seek to enforce indemnification provisions in the future against sellers who may no longer have the financial wherewithal to satisfy their obligations to us. Accordingly, we may incur material liabilities for past activities of acquired businesses.

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

•	Acquisitions of practices in anesthesia care could entail financial and operating risks not fully anticipated. Such acquisitions could divert management’s attention and our resources.

•

An acquisition could be subject to a challenge under the antitrust laws either before or after it is consummated. Such a challenge could involve substantial legal costs and divert management’s attention and resources and could result in us having to abandon the transaction or make a divestiture.

Federal and state laws that protect the privacy and security of patient health information may increase our costs and limit our ability to collect and use that information.

Numerous federal and state laws and regulations govern the collection, dissemination, use, security and confidentiality of patient-identifiable health information, including HIPAA. As part of our medical record keeping, third-party billing, research and other services, we collect and maintain patient health information in paper and electronic format. New patient health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we handle healthcare-related data and communicate with payors, and compliance with these standards could impose significant costs on us or limit our ability to offer services, thereby negatively impacting the business opportunities available to us. If we do not comply with existing or new laws and regulations related to patient health information we could be subject to monetary fines, civil penalties or criminal sanctions.

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

There may be federal and state healthcare reform, or changes in the interpretation of government-sponsored healthcare programs.

Federal and state governments continue to focus significant attention on healthcare reform. In recent years, many legislative proposals have been introduced or proposed in Congress and some state legislatures that would effect major changes in the healthcare system. Among the proposals which are being or have been considered are cost controls on physicians and other providers, healthcare insurance reforms, Medicare and Medicaid reforms, mandated coverage for children, taxes on physician revenue, and the creation of a single government health plan that would cover all citizens. We cannot predict which, if any, proposal that has been or will be considered will be adopted or what effect any future legislation will have on us. Changes in healthcare laws or regulations could reduce our revenue, impose additional costs on us or affect our opportunities for continued growth.

We may not be able to successfully recruit and retain qualified physicians to serve as affiliated physicians or independent contractors.

We are dependent upon our ability to recruit and retain a sufficient number of qualified physicians to service existing units at hospitals and our affiliated practices and expand our business. We compete with many types of healthcare providers, including teaching, research and government institutions and other practice groups, for the services of qualified physicians. We may not be able to continue to recruit new physicians or renew contracts with existing physicians on acceptable terms. If we do not do so, our ability to service existing or new hospital units and staff existing or new office-based practices could be adversely affected.

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

Our business entails an inherent risk of claims of medical malpractice against our affiliated physicians and us. We may also be subject to other lawsuits which may involve large claims and significant defense costs. Although we currently maintain liability insurance coverage intended to cover professional liability and other claims, there can be no assurance that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us where the outcomes of such claims are unfavorable to us. With respect to professional liability insurance, we self-insure our liabilities to pay retention amounts through a wholly owned captive insurance subsidiary. Liabilities in excess of our insurance coverage, including coverage for professional liability and other claims, could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock. See Item 1. Business—“Other Legal Proceedings” and “Professional and General Liability Coverage.”

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

There has been significant volatility in the market price of securities of healthcare companies generally that we believe in many cases has been unrelated to operating performance. In addition, we believe that certain factors, such as legislative and regulatory developments, including announced regulatory investigations, quarterly fluctuations in our actual or anticipated results of operations, lower revenues or earnings than those anticipated by securities analysts, and general economic and financial market conditions, could cause the price of our common stock to fluctuate substantially.

We may not be able to collect reimbursements for our services from third-party payors in a timely manner.

A significant portion of our net patient service revenue is derived from reimbursements from various third-party payors, including government-sponsored healthcare plans, private insurance plans and managed care plans, for services provided by our affiliated professional contractors. We are responsible for submitting reimbursement requests to these payors and collecting the reimbursements, and we assume the financial risks relating to uncollectible and delayed reimbursements. In the current healthcare environment, payors continue their efforts to control expenditures for healthcare, including revisions to coverage and reimbursement policies. Due to the nature of our business and our participation in government and private reimbursement programs, we are involved from time to time in inquiries, reviews, audits and investigations by governmental agencies and private payors of our business practices, including assessments of our compliance with coding, billing and documentation requirements. We may be required to repay these agencies or private payors if a finding is made that we were incorrectly reimbursed, or we may be subjected to pre-payment reviews, which can be time-consuming and result in non-payment or delayed payment for the services we provide. We may also experience difficulties in collecting reimbursements because third-party payors may seek to reduce or delay reimbursements to which we are entitled for services that our affiliated physicians have provided. If we are not reimbursed fully and in a timely manner for such services or there is a finding that we were incorrectly reimbursed, our revenues, cash flows and financial condition could be materially adversely affected.

Hospitals may terminate their agreements with us, our physicians may lose the ability to provide services in hospitals or administrative fees paid to us by hospitals may be reduced.

Our net patient service revenue is derived primarily from fee-for-service billings for patient care provided within hospital units by our affiliated physicians and from administrative fees paid to us by hospitals. See Item 1. Business—“Relationships with Our Partners—Hospitals.” Our hospital partners may cancel or not renew their contracts with us or they may reduce or eliminate our administrative fees in the future. To the extent that our arrangements with our hospital partners are canceled, or are not renewed or replaced with other arrangements having at least as favorable terms, our business, financial condition and results of operations could be adversely affected. In addition, to the extent our affiliated physicians lose their privileges in hospitals or hospitals enter into arrangements with other physicians, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Hospitals could limit our ability to use our management information systems in our units by requiring us to use their own management information systems.

Our management information systems, including BabySteps® are used to support our day-to-day operations and ongoing clinical research and business analysis. If a hospital prohibits us from using our own management information systems, it may interrupt the efficient operation of our information systems which, in turn, may limit our ability to operate important aspects of our business, including billing and reimbursement as well as research and education initiatives. This inability to use our management information systems at hospital locations may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our industry is already competitive and could become more competitive.

The healthcare industry is highly competitive and subject to continual changes in the methods by which services are provided and the manner in which healthcare providers are selected and compensated. Because our operations consist primarily of physician services provided within hospital-based units, we compete with other healthcare services companies and physician groups for contracts with hospitals to provide our services to patients. We also face competition from hospitals themselves to provide our services. Companies in other healthcare industry segments, some of which have greater financial and other resources than ours, may become competitors in providing neonatal, maternal-fetal, pediatric subspecialty care or anesthesia care. We may not be able to continue to compete effectively in this industry, additional competitors may enter metropolitan areas where we operate, and this increased competition may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Unfavorable changes or conditions could occur in the states where our operations are concentrated.

A majority of our net patient service revenue in 2007 was generated by our operations in five states. In particular, Texas accounted for approximately 28% of our net patient service revenue in 2007. See Item 1. Business—“Geographic Coverage.” Adverse changes or conditions affecting these particular states, such as healthcare reforms, changes in laws and regulations, reduced Medicaid reimbursements and government investigations, may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our corporate office building, which we own, is located in Sunrise, Florida and contains approximately 80,000 square feet of office space. During 2007, we leased space in other facilities in various states for our business and medical offices, storage space and temporary housing of medical staff having an aggregate annual rent of approximately $10,861,000. See Note 10 in Notes to Consolidated Financial Statements in this Form 10-K, which is incorporated herein by reference. We believe that our facilities and equipment are in good condition in all material respects and sufficient for our present needs.

ITEM 3.	LEGAL PROCEEDINGS

The information required by this Item is included in and incorporated herein by reference to Item 1. Business of this Form 10-K under “Government Investigations” and “Other Legal Proceedings.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders on November 1, 2007, the shareholders voted on and elected the following directors with the results indicated below (1).

Name	For	Withheld	Abstained	Broker Non-Vote
Cesar L. Alvarez	24,174,892	22,746,884	0	0

Waldemar A. Carlo, M.D.	32,221,427	14,700,349	0	0

Michael B. Fernandez	22,785,165	24,136,611	0	0

Roger K. Freeman, M.D.	28,717,683	18,204,093	0	0

Paul G. Gabos	28,836,933	18,084,843	0	0

Roger J. Medel, M.D.	23,931,849	22,989,927	0	0

Enrique J. Sosa, Ph.D.	32,149,866	14,771,910	0	0

Pascal J. Goldschmidt, M.D.	32,580,042	14,341,734	0	0

Manuel Kadre	45,263,574	1,658,202	0	0

(1)	Director nominees receiving the greatest number of affirmative votes from holders of Pediatrix common stock of record on September 12, 2007 were elected by the shareholders.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “PDX.” The high and low sales price for a share of our common stock for each quarter during our last two fiscal years is set forth below, as reported in the NYSE consolidated transaction reporting system:

	High	Low
2007
First Quarter	$57.41	$48.24
Second Quarter	60.35	54.00
Third Quarter	65.72	52.48
Fourth Quarter	69.18	59.44

2006 (1)
First Quarter	$51.39	$41.10
Second Quarter	52.45	42.40
Third Quarter	48.57	37.60
Fourth Quarter	50.59	43.85

(1)	Gives effect to a two-for-one stock split effective April 27, 2006.

As of February 25, 2008, we had 183 holders of record of our common stock, and the closing sales price on that date for our common stock was $67.57 per share. We believe that the number of beneficial owners of our common stock is greater than the number of record holders because a significant number of shares of our common stock is held through brokerage firms in “street name.”

Dividend Policy

We did not declare or pay any cash dividends on our common stock in 2007 or 2006, nor do we currently intend to declare or pay any cash dividends in the future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, results of operations, capital requirements, our general financial condition, general business conditions and contractual restrictions on payment of dividends, if any, as well as such other factors as our Board of Directors may deem relevant. Our revolving line of credit restricts our ability to declare and pay cash dividends. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Liquidity and Capital Resources.”

Performance Graph

The following graph compares the cumulative total shareholder return on $100 invested on December 31, 2002 in Pediatrix’s common stock against the cumulative total return of the S&P 500 Index, S&P 600 Healthcare Index, and the NYSE Composite Index. The returns are calculated assuming reinvestment of dividends. The graph covers the period from December 31, 2002 through December 31, 2007 and gives effect to a two-for-one stock split effective April 27, 2006. The stock price performance included in the graph is not necessarily indicative of future stock price performance.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

Company/Index	Base Period 2002	Years Ending
		2003	2004	2005	2006	2007
Pediatrix Medical Group	$100.00	$137.52	$159.89	$221.09	$244.13	$340.24
S&P 500 Index	$100.00	$128.68	$142.69	$149.70	$173.34	$182.86
S&P 600 Health Care	$100.00	$131.54	$161.32	$179.33	$194.98	$231.95
NYSE Composite Index	$100.00	$129.28	$145.00	$155.08	$182.78	$194.81

Issuer Purchases of Equity Securities

During the three months ended December 31, 2007, the Company repurchased 501,707 shares of its common stock in connection with a $100 million repurchase program that was approved by its Board of Directors in August 2007 and completed in November 2007. In December 2007, the Company announced the approval of an additional $100 million share repurchase program. As of December 31, 2007, no repurchases under this additional program had been made. All repurchases are made in open market transactions based upon price, general economic and market conditions and trading restrictions.

Period	Total Number of Shares purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program (in thousands)
October 1, 2007 to October 31, 2007	465,343	$65.00	465,343	$2,358
November 1, 2007 to November 30, 2007	36,364	$64.83	36,364	—
December 1, 2007 to December 31, 2007	—	—	—	$100,000

Total	501,707		501,707

Equity Compensation Plans

Information regarding equity compensation plans is set forth in Item 12 of this Form 10-K and is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following table includes selected consolidated financial data set forth as of and for each of the five years in the period ended December 31, 2007. The balance sheet data at December 31, 2007 and 2006, and the income statement data for the years ended December 31, 2007, 2006 and 2005, have been derived from the Consolidated Financial Statements included in this Form 10-K. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and the related notes included in Items 7 and 8, respectively, of this Form 10-K (in thousands, except per share and other operating data).

	Years Ended December 31,
	2007	2006	2005	2004	2003
Consolidated Income Statement Data:
Net patient service revenue (1)	$917,644	$804,696	$680,763	$608,798	$543,789

Operating expenses:
Practice salaries and benefits (2)	533,306	466,168	391,529	348,846	309,912
Practice supplies and other operating expenses	34,078	29,247	24,031	20,740	16,768
General and administrative expenses (2)(3)	119,766	106,786	113,901	78,340	75,854
Depreciation and amortization	9,594	8,084	8,423	7,717	6,995

Total operating expenses	696,744	610,285	537,884	455,643	409,529

Income from operations	220,900	194,411	142,879	153,155	134,260
Investment income	6,855	3,836	1,177	893	479
Interest expense	(749)	(1,032)	(2,242)	(1,260)	(1,345)

Income from continuing operations before income taxes	227,006	197,215	141,814	152,788	133,394
Income tax provision	86,987	75,107	56,080	56,562	50,621

Income from continuing operations	140,019	122,108	85,734	96,226	82,773
Income (loss) from discontinued operations, net of income taxes (4)	2,703	2,357	1,775	(31)	451

Net income	$142,722	$124,465	$87,509	$96,195	$83,224

Per Common and Common Equivalent Share Data:
Income from continuing operations:
Basic	$2.89	$2.55	$1.84	$2.02	$1.74

Diluted	$2.81	$2.47	$1.78	$1.93	$1.68

Income (loss) from discontinued operations:
Basic	$0.06	$0.05	$0.04	$(0.00)	$0.01

Diluted	$0.05	$0.05	$0.04	$(0.00)	$0.01

Net income per common share:
Basic	$2.95	$2.60	$1.88	$2.02	$1.75

Diluted	$2.86	$2.52	$1.82	$1.93	$1.69

Weighted average shares:
Basic	48,458	47,924	46,484	47,662	47,484

Diluted	49,904	49,387	48,040	49,735	49,344

	Years Ended December 31,
	2007	2006	2005	2004	2003
Other Operating Data:
Number of physicians at end of year	1,072	914	834	776	690
Number of births	707,274	674,336	629,948	567,794	522,612
NICU admissions	85,059	80,151	72,876	63,115	57,239
NICU patient days	1,556,093	1,472,428	1,347,064	1,195,936	1,087,753

Consolidated Balance Sheet Data:
Cash and cash equivalents (4)	$102,843	$69,595	$11,192	$7,011	$27,896
Working capital (deficit) (4)	99,239	80,284	(13,034)	13,561	20,798
Total assets (4)	1,302,802	1,135,170	900,403	788,889	717,594
Total liabilities (4)	343,750	269,369	218,269	223,985	147,791
Borrowings under line of credit	—	—	—	54,000	—
Long-term debt and capital lease obligations, including current maturities	924	860	1,504	1,312	1,864
Shareholders’ equity	959,052	865,801	682,134	564,904	569,803

(1)	The Company adds new physician practices each year as a result of acquisitions. The increase in net patient service revenue related to acquisitions was approximately $42.2 million, $45.8 million, $41.1 million, $34.2 million, and $22.7 million for the years ended December 31, 2007, 2006, 2005, 2004, and 2003, respectively.

(2)	Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (“FAS 123(R)”) “Share-Based Payment.” In 2005, the Company began a program to issue restricted stock to its key employees as equity compensation. The result of these two events was a significant increase in stock-based compensation. For the years ended December 31, 2007, 2006, 2005, 2004, and 2003, the Company recorded approximately $17.7 million, $19.8 million, $11.7 million, $3.0 million, and $1.8 million, respectively, in stock-based compensation. These amounts include the additional stock-based compensation recognized as a result of the completion of our stock option review in July 2007.

(3)	In 2005, the Company recorded a $20.9 million increase in its estimated liability reserve for the 2006 settlement of a previously disclosed Medicaid related investigation.

(4)	In December 2007, the Company signed a definitive agreement to sell its newborn metabolic screening laboratory business in a cash transaction. The closing of the sale is subject to customary conditions. In accordance with Statement of Financial Accounting Standards No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities related to the laboratory business have been classified as held for sale at December 31, 2007 and its results of operations are reported separately as income from discontinued operations, net of income taxes, for all periods presented. See Note 15 to the Consolidated Financial Statements in this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 8 of this Form 10-K. This discussion contains forward-looking statements. Please see the explanatory note concerning “Forward-Looking Statements” preceding Part I of this Form 10-K and Item 1A. Risk Factors for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. The operating results for the periods presented were not significantly affected by inflation.

OVERVIEW

Pediatrix is a leading provider of physician services including newborn, maternal-fetal, pediatric subspecialty, and anesthesia care. At December 31, 2007, our national network was composed of 1,072 affiliated physicians, including 788 physicians who provide neonatal clinical care in 32 states and Puerto Rico, primarily within hospital-based neonatal intensive care units (“NICUs”), to babies born prematurely or with medical complications. We have 109 affiliated physicians who provide maternal-fetal medical care to expectant mothers experiencing complicated pregnancies in many areas where our affiliated neonatal physicians practice. Our network includes other pediatric subspecialists, including 69 physicians providing pediatric cardiology care, 37 physicians providing pediatric intensive care and 16 physicians providing hospital based pediatric care. In addition, we have 53 physicians who provide anesthesia care to patients in connection with surgical and other medical procedures.

In December 2007, we signed a definitive agreement to sell our newborn metabolic screening laboratory business in a cash transaction. The closing of the sale is subject to customary conditions. In accordance with FAS 144, the assets and liabilities related to the laboratory business have been classified as held for sale at December 31, 2007 and its business operations are reported separately as discontinued operations, net of income taxes. The sale of the laboratory is intended to allow us to focus more resources to support the continued expansion of our clinical and administrative competencies within physician services.

In September, 2007, we completed the acquisition of Fairfax Anesthesiology Associates, a physician group that consists of 53 anesthesiologists and 60 certified registered nurse anesthetists who provide anesthesia services in northern Virginia. This acquisition represents our initial expansion of services into anesthesia care. We believe that there are opportunities to apply our administrative expertise to this practice area and accordingly we intend to explore other opportunities to acquire anesthesia practices during 2008.

We completed the acquisition of ten physician group practices during the year ended December 31, 2007. These acquisitions consist of five neonatal practices, two cardiology practices, one maternal-fetal practice, one ultrasound radiology practice and one anesthesiology practice as discussed above. Based on past results, we expect that we can improve the results of these practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based upon the significant infrastructure we have developed.

In August 2007, our Board of Directors authorized a $100 million share repurchase program to repurchase shares of the Company’s common stock in open market transactions subject to price, general economic and market conditions and trading restrictions. In November 2007, we completed the share repurchase program having bought approximately 1.6 million shares for approximately $100 million. In December 2007, our Board of Directors authorized an additional $100 million share repurchase program. As of December 31, 2007, no repurchases had been made under the additional program.

In July 2007, the Audit Committee of our Board of Directors concluded a comprehensive review of our historical practices related to the granting of stock options. Based on this review, the Audit Committee and management concluded that incorrect measurement dates were used for certain stock option grants in prior periods. Our results of operations for the years ended December 31, 2007 and 2006 include professional fees incurred in connection with the review. In addition, our results of operations for the year ended December 31, 2007, reflect costs to cover Internal Revenue Code Section 409A (“409A”) tax obligations on behalf of employees and other payments to employees as a result of stock option measurement date revisions.

In September 2006, we completed a final settlement agreement with the Department of Justice and a relator who initiated a “qui tam” complaint against the Company relating to our billing practices for services reimbursed by Medicaid, the Federal Employees Health Benefit program, and the United States Department of Defense’s TRICARE program for military dependents and retirees (“Federal Settlement Agreement”). In February 2007, we completed separate state settlement agreements with each state Medicaid program involved in the settlement (the “State Settlement Agreements”). Under the terms of the Federal Settlement Agreement and State Settlement Agreements, the Company paid $25.1 million to the federal government and participating state Medicaid programs in connection with our billing for neonatal services provided from January 1996 through December 1999.

Effective January 1, 2006, we adopted FAS 123(R). This statement requires us to expense stock-based awards to our employees using a fair-value-based measurement method. Our results of operations for the years ended December 31, 2007 and 2006 include stock-based compensation expense related to stock options and restricted stock awarded under our stock incentive plans (the “Stock Incentive Plans”) and employee stock purchases under our stock purchase plans (the “Stock Purchase Plans”) in accordance with FAS 123(R). For the year ended December 31, 2005, we recorded stock-based compensation expense using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations (“APB 25”) for restricted stock first awarded on July 14, 2005, and for stock options determined to have been issued at grant prices below market value on the measurement date.

Geographic Coverage and Payor Mix

During 2007, 2006 and 2005, approximately 56%, 56% and 59%, respectively, of our net patient service revenue was generated by operations in our five largest states, Arizona, California, Florida, Texas and Washington. Over those same periods, our operations in Texas accounted for approximately 28%, 28% and 30% of our net patient service revenue. Adverse changes or conditions affecting states in which our operations are concentrated, such as healthcare reforms, changes in laws and regulations, reduced Medicaid reimbursements or government investigations, may have a material adverse effect on our business, financial condition, results of operations and cash flows.

We bill payors for professional services provided by our affiliated physicians to our patients based upon rates for specific services provided. Our billed charges are substantially the same for all parties in a particular geographic area regardless of the party responsible for paying the bill for our services. We determine our net patient service revenue based upon the difference between our gross fees for services and our estimated ultimate collections from payors. Net patient service revenue differs from gross fees due to (i) government sponsored healthcare program reimbursements at government-established rates, (ii) managed care payments at contracted rates, (iii) various reimbursement plans and negotiated reimbursements from other third-parties and (iv) discounted and uncollectible accounts of private-pay patients.

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

The following is a summary of our payor mix, expressed as a percentage of net patient service revenue, exclusive of administrative fees, for the periods indicated:

	Years Ended December 31,
	2007	2006	2005
Government	26%	26%	27%
Contracted managed care	63%	61%	59%
Other third-parties	10%	12%	13%
Private-pay patients	1%	1%	1%

	100%	100%	100%

The payor mix shown above is not necessarily representative of the amount of services provided to patients covered under these plans. For example, services provided to patients covered under government programs for the years ended December 31, 2007, 2006 and 2005 represented 53%, 54% and 54% of our total gross patient service revenue but only 26%, 26% and 27% of our net patient service revenue, respectively.

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

We have significant fixed operating costs, including physician costs, and, as a result, are highly dependent on patient volume and capacity utilization of our affiliated professional contractors to sustain profitability. Additionally, quarterly results may be affected by the timing of acquisitions and fluctuations in patient volume. As a result, the operating results for any quarter are not necessarily indicative of results for any future period or for the full year. Our quarterly results are presented in further detail in Note 17 to the Consolidated Financial Statements in this Form 10-K.

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

Revenue Recognition

We recognize patient service revenue at the time services are provided by our affiliated physicians. Almost all of our patient service revenue is reimbursed by government sponsored healthcare programs (principally Medicaid) and third-party insurance payors. Payments for services rendered to our patients are generally less than billed charges. We monitor our revenue and receivables from these sources and record an estimated contractual allowance to properly account for the anticipated differences between billed and reimbursed amounts. Accordingly, patient service revenue is presented net of an estimated provision for contractual adjustments and uncollectibles. Management estimates allowances for contractual adjustments and uncollectibles on accounts receivable based upon historical experience and other factors, including days sales outstanding (“DSO”) for accounts receivable, evaluation of expected adjustments and delinquency rates, past adjustments and collection experience in relation to amounts billed, an aging of accounts receivable, current contract and reimbursement terms, changes in payor mix and other relevant information. Contractual adjustments result from the difference between the physician rates for services performed and the reimbursements by government-sponsored healthcare programs and insurance companies for such services. The evaluation of these historical and other factors involves complex, subjective judgments. On a routine basis, we compare our cash collections to recorded net patient service revenue and evaluate our historical allowance for contractual adjustments and uncollectibles based upon the ultimate resolution of the accounts receivable balance. These procedures are completed regularly in order to monitor our process of establishing appropriate reserves for contractual adjustments.

DSO is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Any significant change in our DSO results in additional analyses of outstanding accounts receivable and the associated reserves. We calculate our DSO using a three-month rolling average of net patient service revenue. As of December 31, 2007, our DSO was 53.5 days. We had approximately $458.6 million in gross accounts receivable outstanding and, considering this outstanding balance, a one percentage point change in our estimated collection rate would result in an impact to net patient service revenue of approximately $4.6 million.

Our net patient service revenue, net income and operating cash flows may be materially and adversely affected if actual adjustments and uncollectibles exceed management’s estimated provisions as a result of changes in these factors. In addition, we are subject to audits of our billing by government sponsored healthcare programs and other third-party payors See “Government Investigations” below and Note 10 to our Consolidated Financial Statements in this Form 10-K.

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

Professional Liability Coverage

We maintain professional liability insurance policies with third-party insurers on a claims-made basis, subject to self-insured retention, exclusions and other restrictions. Our self-insured retention under our professional liability insurance program is maintained through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss patterns. An inherent assumption in such estimates is that historical loss patterns can be used to predict future patterns with reasonable accuracy. Because many factors can affect historical and future loss patterns, the determination of an appropriate reserve involves complex, subjective judgment, and actual results may vary significantly from estimates. Insurance liabilities are necessarily based on estimates, including claim frequency and severity. Liabilities for claims incurred but not reported are not discounted.

Goodwill

We record acquired assets, including identifiable intangible assets and liabilities at their respective fair values, recording to goodwill the excess of cost over the fair value of the net assets acquired. We test goodwill for impairment at a reporting unit level on an annual basis. We define a reporting unit as a specific region of the United States based on our management structure. The testing for impairment is completed using a two-step test. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, a second step is performed to determine the amount of any impairment loss. We use income and market-based valuation approaches to determine the fair value of our reporting units. These approaches focus on discounted cash flows and market multiples to derive the fair value of a reporting unit. We also consider the economic outlook for the healthcare services industry and various other factors during the testing process, including hospital and physician contract changes, local market developments, changes in third-party payor payments, and other publicly available information.

Accounting for Uncertain Tax Positions

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also requires policy disclosures regarding penalties and interest and extensive disclosures regarding increases and decreases in unrecognized tax benefits as a result of tax positions taken in a current or prior period, settlements with taxing authorities and any lapse of an applicable statute of limitations. Additional qualitative discussion is required for any tax position that may result in a significant increase or decrease in unrecognized tax benefits within a 12 month period from our reporting date. Accounting for uncertain tax positions under FIN 48 requires significant judgment and analyses as well as assumptions about future events. Future changes to our analyses and assumptions related to uncertain tax positions may have a material impact on our Consolidated Financial Statements.

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

Government Investigations

In July 2007, the Audit Committee of our Board of Directors concluded a comprehensive review of the Company’s historical practices related to the granting of stock options with the assistance of independent legal counsel and forensic accounting experts. At the commencement of the review, we voluntarily contacted the staff of the Securities and Exchange Commission (“SEC”) regarding the Audit Committee’s review and subsequently the SEC notified us that it had commenced a formal investigation into our stock option granting practices. We also had discussions with the U.S. Attorney’s office for the Southern District of Florida regarding the Audit Committee’s review and, in response to a subpoena, provided the office with various documents and information related to our stock option granting practices. We intend to continue full cooperation with the U.S. Attorney’s office and the SEC. We cannot predict the outcome of these matters.

In September 2006, we completed a final settlement agreement with the Department of Justice and a relator who initiated a “qui tam” complaint against the Company relating to our billing practices for services reimbursed by Medicaid, the Federal Employees Health Benefit program, and the United States Department of Defense’s TRICARE program for military dependents and retirees (“Federal Settlement Agreement”). In February 2007, we completed separate state settlement agreements with each state Medicaid program involved in the settlement (the “State Settlement Agreements”). Under the terms of the Federal Settlement Agreement and State Settlement Agreements, we paid $25.1 million to the federal government and participating state Medicaid programs in connection with our billing for neonatal services provided from January 1996 through December 1999.

As part of the Federal Settlement Agreement, we entered into a five-year Corporate Integrity Agreement with the OIG. The Corporate Integrity Agreement acknowledges the existence of our comprehensive Compliance Plan, which provides for policies and procedures aimed at promoting our adherence with FHC Program requirements and requires us to maintain the Compliance Plan in full operation for the term of the Corporate Integrity Agreement. See “Government Investigations.” Failure to comply with our duties under the Corporate Integrity Agreement could result in substantial monetary penalties and in the case of a material breach, could even exclude us from participating in FHC Programs. We believe that we were in compliance with the Corporate Integrity Agreement as of December 31, 2007.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain information related to our operations expressed as a percentage of our net patient service revenue (patient billings net of contractual adjustments and uncollectibles, and including administrative fees):

	Years Ended December 31,
	2007	2006	2005
Net patient service revenue	100.0%	100.0%	100.0%

Operating expenses:
Practice salaries and benefits	58.1	57.9	57.5
Practice supplies and other operating expenses	3.7	3.6	3.6
General and administrative expenses	13.1	13.3	16.7
Depreciation and amortization	1.0	1.0	1.2

Total operating expenses	75.9	75.8	79.0

Income from operations	24.1	24.2	21.0
Other income (expense), net	.6	.3	(.1)

Income from continuing operations before income taxes	24.7	24.5	20.9
Income tax provision	9.4	9.3	8.3

Income from continuing operations	15.3	15.2	12.6
Income from discontinued operations, net of income taxes	.3	.3	.3

Net income	15.6%	15.5%	12.9%

Year Ended December 31, 2007 as Compared to Year Ended December 31, 2006

Our net patient service revenue increased $112.9 million, or 14.0%, to $917.6 million for the year ended December 31, 2007, as compared to $804.7 million for the same period in 2006. Of this $112.9 million increase, $42.2 million, or 37.4%, was attributable to revenue generated from acquisitions completed after December 31, 2005. Same-unit net patient service revenue increased $70.7 million, or 9.3%, for the year ended December 31, 2007. The change in same-unit net patient service revenue was primarily the result of increased revenue of $36.9 million from higher patient service volumes across our subspecialties and a net increase in revenue of approximately $33.8 million related to pricing and reimbursement factors. Increased revenue of $36.9 million from higher patient service volumes includes $22.0 million from a 4.2% increase in neonatal intensive care unit patient days and $14.9 million from volume growth in maternal-fetal, pediatric cardiology and other services, including hearing screens and newborn nursery services. The net increase in revenue of $33.8 million related to pricing and reimbursement factors is due to: (i) improved managed care contracting; (ii) increased reimbursement for physician services from the Texas Medicaid program beginning in September 2007; (iii) increased revenue related to hospital contract administrative fees due to expanded services in existing practices; and (iv) the flow through of revenue from modest price increases. Same units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased $67.1 million, or 14.4%, to $533.3 million for the year ended December 31, 2007, as compared to $466.2 million for the same period in 2006. The increase was primarily attributable to: (i) costs associated with new physicians and other staff of $48.9 million to support acquisition-related growth and volume growth at existing units; (ii) an increase in incentive compensation of $15.2 million as a result of operational improvements at the physician-practice level and an increase in the number of practices participating in our incentive compensation program; and (iii) costs of $3.0 million to cover 409A tax obligations on behalf of practice employees and other payments to practice employees as a result of stock option measurement date revisions.

Practice supplies and other operating expenses increased $4.8 million, or 16.5%, to $34.1 million for the year ended December 31, 2007, as compared to $29.2 million for the same period in 2006. This increase was primarily attributable to supply and maintenance costs and other costs to support acquisition-related growth and volume growth at existing units.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $13.0 million, or 12.2%, to $119.8 million for the year ended December 31, 2007, as compared to $106.8 million for the same period in 2006. This $13.0 million increase was due to: (i) a $7.6 million increase in salaries and benefits and other general and administrative expenses related to the continued growth of the Company; (ii) costs of $3.4 million to cover 409A tax obligations on behalf of employees and other payments to employees as a result of stock option measurement date revisions; (iii) a reduction in expense in the 2006 period associated with a $1.6 million gain on the sale of the Company’s aircraft; and (iv) professional fees related to our stock option review of $400,000.

Depreciation and amortization expense increased by approximately $1.5 million, or 18.7%, to $9.6 million for the year ended December 31, 2007, as compared to $8.1 million for the same period in 2006. This increase was attributable to the amortization of intangible assets related to acquisitions and the depreciation of fixed asset additions.

Income from operations increased $26.5 million, or 13.6%, to $220.9 million for the year ended December 31, 2007, as compared with $194.4 million for the same period in 2006. Our operating margin decreased to 24.1% for the year ended December 31, 2007, as compared to 24.2% for the same period in 2006. The net decrease in our operating margin is primarily attributable to (i) $6.4 million of costs to cover 409A tax obligations on behalf of employees and other payments to employees as a result of stock option measurement date revisions; (ii) a reduction in expense in the 2006 period associated with a $1.6 million gain on the sale of the Company’s aircraft; (iii) a $400,000 increase in professional fees related to our stock option review; and (iv) an offsetting reduction in costs due to improved management of general and administrative expenses.

We recorded net investment income of $6.1 million for the year ended December 31, 2007, as compared to net investment income of $2.8 million for the same period in 2006. The increase in net investment income is due to an increase in funds available to invest and a higher return on outstanding investment balances for the year ended December 31, 2007, as compared to the prior year period. Interest expense for the years ended December 31, 2007 and 2006, consisted of interest charges, commitment fees and amortized debt costs associated with our revolving credit facility (“Line of Credit”).

Our effective income tax rate was 38.32% for the year ended December 31, 2007, as compared to 38.08% for the same period in 2006. The net increase in our effective tax rate is primarily due to an increase in our provision for uncertain tax positions as a result of the adoption of FIN 48 and increased taxes as a result of tax law changes in the State of Texas, partially offset by the recognition of tax benefits on uncertain tax positions as a result of the expiration of the statute of limitations on certain filed tax returns. We anticipate our effective tax rate will be approximately 39.25% for 2008, excluding any adjustments related to reductions in liabilities for uncertain tax positions.

Income from discontinued operations, net of income taxes for the years ended December 31, 2007 and 2006 represents the financial results of our newborn metabolic screening laboratory business. In December 2007, we signed a definitive agreement to sell this business in a cash transaction. The closing of the sale is subject to customary conditions. In accordance with FAS 144, the financial results of our newborn metabolic screening laboratory business are reported separately as income from discontinued operations, net of income taxes, for all periods presented. See Note 15 to our Consolidated Financial Statements in this Form 10-K.

Net income increased 14.7% to $142.7 million for year ended December 31, 2007, as compared to $124.5 million for the same period in 2006. Net income for the year ended December 31, 2007, reflects the after-tax impact of approximately $3.9 million for costs to cover 409A tax obligations on behalf of employees and other payments to employees as a result of stock option measurement date revisions, and the after-tax impact of approximately $250,000 for increased professional fees related to our stock option review. Net income for the year ended December 31, 2006, reflects the after-tax impact of approximately $1.0 million related to the gain on sale of the Company’s aircraft.

Diluted net income per common and common equivalent share was $2.86 on weighted average shares outstanding of 49.9 million for the year ended December 31, 2007, as compared to $2.52 on weighted average shares outstanding of 49.4 million for the same period in 2006. The net increase in weighted average shares outstanding was primarily due to the exercise of employee stock options, the vesting of restricted stock and the issuance of shares under our employee stock purchase plans (“Stock Purchase Plans”) partially offset by the weighted average impact of shares repurchased through December 31, 2007 under the $100 million share repurchase program approved by our Board of Directors in August 2007 and completed in November 2007.

Year Ended December 31, 2006 as Compared to Year Ended December 31, 2005

Our net patient service revenue increased $123.9 million, or 18.2%, to $804.7 million for the year ended December 31, 2006, as compared to $680.8 million in 2005. Of this $123.9 million increase, $45.8 million, or 37.0%, was primarily attributable to revenue generated from acquisitions completed during 2006 and 2005. Same-unit net patient service revenue increased $78.1 million, or 11.9%, for the year ended December 31, 2006. The change in same-unit net patient service revenue was primarily the result of a net increase in revenue of approximately $46.2 million related to pricing and reimbursement factors and increased revenue of $31.9 million from higher patient service volumes across our subspecialties. The net increase in revenue of $46.2 million related to pricing and reimbursement factors is due to improved reimbursement for our services as result of a new billing code introduced by the American Medical Association early in the first quarter of 2006, improved managed care contracting and the flow through of revenue from modest price increases. Increased revenue of $31.9 million from higher patient service volumes includes $16.8 million from a 3.6% increase in neonatal intensive care unit patient days and $15.1 million from volume growth in maternal-fetal, pediatric cardiology and other services, including hearing screens and newborn nursery services. Same-units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased $74.7 million, or 19.1%, to $466.2 million for the year ended December 31, 2006, as compared to $391.5 million in 2005. The increase was primarily attributable to: (i) costs associated with new physicians and other staff of $42.2 million to support acquisition-related growth and volume growth at existing units; (ii) an increase in incentive compensation of $30.5 million as a result of operational improvements at the physician practice level and an increase in the number of practices participating in our incentive compensation program; and (iii) an increase in stock-based compensation of $2.0 million related to our equity compensation plans (“Stock Incentive Plans”) and Stock Purchase Plans.

Practice supplies and other operating expenses increased $5.2 million, or 21.7%, to $29.2 million for the year ended December 31, 2006, as compared to $24.0 million in 2005. The increase was attributable to: (i) medical and office supply costs of approximately $1.7 million related to physician practices acquired during 2006 and 2005 and volume growth at existing office-based practices; (ii) rent and other maintenance costs of approximately $1.3 million primarily related to office-based practices acquired during 2006 and 2005; (iii) professional fees of approximately $1.2 million primarily associated with physician practices acquired during 2006 and 2005; and (iv) travel, meeting and other costs of approximately $1.0 million.

General and administrative expenses include all salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions. General and administrative expenses decreased $7.1 million, or 6.2%, to $106.8 million for the year ended December 31, 2006, as compared to $113.9 million in 2005. This $7.1 million net decrease is primarily attributable to: (i) the $20.9 million liability reserve recorded during the comparable 2005 period relating to the settlement of a previously disclosed Medicaid related investigation; (ii) an increase in stock-based compensation of $6.3 million related to our Stock Incentive Plans and Stock Purchase Plans; (iii) a $4.8 million increase in professional fees related to the review of our stock option practices; (iv) a $4.3 million increase in salaries and benefits and other general and administrative expenses due to the continued growth of the Company; and (v) a decrease in general and administrative expenses associated with a $1.6 million gain on sale of the Company’s aircraft in June 2006.

Depreciation and amortization expense decreased by $339,000, or 4.0%, to $8.1 million for the year ended December 31, 2006, as compared to $8.4 million in 2005. This decrease was primarily attributable to the completion of amortization of certain intangibles during the year ended December 31, 2006.

Income from operations increased $51.5 million, or 36.1%, to $194.4 million for the year ended December 31, 2006, as compared to $142.9 million in 2005. Our operating margin increased to 24.2% for the year ended December 31, 2006, as compared to 21.0% for the same period in 2005. The net increase in our operating margin was primarily due to: (i) the $20.9 million estimated liability reserve we recorded during the comparable 2005 period; (ii) an improvement in operating margin related to improved management of general and administrative expenses; and (iii) an improvement in operating margin related to the $1.6 million gain on sale of the Company’s aircraft in June 2006. These improvements were offset by an increase in stock-based compensation of $8.3 million related to our Stock Incentive Plans and Stock Purchase Plans; and (iv) costs of $4.8 million related to our stock option review.

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

Our effective income tax rates were 38.08% and 39.54% for the years ended December 31, 2006 and 2005, respectively. Our effective income tax rate of 39.54% for the year ended December 31, 2005 was higher than our 2006 rate of 38.08% primarily due to the non-deductibility of approximately $7.9 million of our estimated reserve recorded in 2005 related to the settlement of a previously disclosed Medicaid related investigation.

Income from discontinued operations, net of income taxes increased to $2.4 million for the year ended December 31, 2006, as compared to $1.8 million for the same period in 2005.

Net income increased to $124.5 million for the year ended December 31, 2006, as compared to $87.5 million for the same period in 2005. Net income for the year ended December 31, 2006 reflects the after-tax impact of both an increase in stock-based compensation expense and professional fees related to our stock option review offset by the after-tax impact of the gain on sale of the Company’s aircraft. Net income for the year ended December 31, 2005 reflects the $16.1 million after-tax impact of the estimated liability reserve we recorded relating to the settlement of a previously disclosed Medicaid related investigation.

Diluted net income per share was $2.52 on weighted average shares of 49.4 million for the year ended December 31, 2006, as compared to $1.82 on weighted average shares of 48.0 million in 2005. Diluted net income per share of $2.52 for the year ended December 31, 2006 includes the after-tax impact of increased stock-based compensation expense, the after-tax impact of increased professional fees related to the review of our stock option practices, and the after-tax impact of the gain on sale of the Company’s aircraft. Diluted net income per share of $1.82 for the year ended December 31, 2005 includes the after-tax impact of the adjustment related to the settlement of a previously disclosed Medicaid related investigation. The net increase in weighted average shares outstanding was primarily due to the exercise of employee stock options, the impact of restricted stock awards, and the issuance of shares under our Stock Purchase Plans partially offset by shares repurchased during the fourth quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, we had approximately $102.8 million of cash and cash equivalents on hand as compared to $69.6 million at December 31, 2006. Additionally, we had working capital of approximately $99.2 million at December 31, 2007, an increase of $18.9 million from $80.3 million at December 31, 2006. The net increase in our working capital was primarily related to: (i) year-to-date earnings; (ii) proceeds from the exercise of employee stock options; and (iii) the classification of long term assets and liabilities related to our discontinued operations as current assets and liabilities held for sale offset, in part, by (iv) the use of funds for physician practice acquisitions; and (v) the repurchase of common stock under our share repurchase program. Excluding the classification of long term assets and liabilities as current assets and liabilities held for sale related to our discontinued operations, working capital would have declined by $5.8 million.

We generated cash flow from operating activities of $188.5 million, $177.3 million and $162.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Cash provided from operating activities for the year ended December 31, 2007 was impacted by: (i) improved year-over-year operating results, (ii) an increase in income tax payments of $25.7 million, (iii) payments made for professional services related to the stock option review of $7.4 million, and (iv) payments made to cover 409A tax obligations and other payments to employees as a result of the stock option measurement date revisions of $4.2 million. Cash provided from operating activities during the year ended December 31, 2006 was impacted by our payment of $25.1 million to settle a previously disclosed Medicaid related investigation. Our significant working capital component changes for the year ended December 31, 2007 relate primarily to accounts receivable, accounts payable and accrued expenses, and income taxes.

During the year ended December 31, 2007, we had a net use of cash related to accounts receivable of $21.8 million, compared to $13.8 million for the prior year. The increase in cash used from operating activities related to accounts receivable is due to same-unit net patient service revenue growth and an increase in revenue related to acquisitions completed during 2007, partially offset by a decline in our days sales outstanding or “DSO” which was 53.5 days at December 31, 2007 as compared to 54.6 days at December 31, 2006. DSO is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. See Application of Critical Accounting Policies and Estimates—Revenue Recognition.

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

During the year ended December 31, 2007, we had net cash provided from operating activities of $45.2 million related to accounts payable and accrued expenses, compared to $30.9 million in the prior year. The increase in cash provided from operating activities related to accounts payable and accrued expenses is principally due to increases in accrued professional liability risks and accrued salaries and bonuses of $35.6 million. Net cash provided from operating activities for the year ended December 31, 2006 of

$30.9 million was primarily affected by increases in accrued professional liability risks and accrued salaries and bonuses of $50.7 million, and an offsetting decrease due to our payment of $25.1 million in September 2006 to settle a previously disclosed Medicaid related investigation.

The increase in accrued professional liability risks for the year ended December 31, 2007 is attributable to the growth in our affiliated physician base due to acquisitions and same-unit growth.

The increase in our accrued salaries and bonuses for the year ended December 31, 2007 is attributable to the growth in our physician incentive compensation program due to operational improvements at the physician practice level and an increase in the number of practices participating in the program. A large majority of our affiliated physicians participate in our performance-based incentive compensation program and almost all of the payments due under the program are made annually in the first quarter of each year. As a result, we typically experience negative cash flow from operations in the first quarter of each year and fund our operations during this period with cash on hand or funds borrowed under our Line of Credit.

During the year ended December 31, 2007, we had net cash used in operating activities related to income taxes payable and deferred income taxes of $922,000, compared to tax related cash provided from operating activities of $12.5 million in the prior year. This net change of $13.4 million is primarily related to the timing of our tax payments.

During 2007, cash generated from our operating activities and cash on hand were primarily used to fund the acquisition of ten physician group practices for $119.1 million, repurchase $100 million of our common stock and fund capital expenditures of $8.5 million. Our physician group practice acquisitions consisted of five neonatal practices, two pediatric cardiology practices, one maternal-fetal practice, one ultrasound radiology practice and one anesthesiology practice. Our capital expenditures were for the purchase of medical equipment, computer and office equipment, software, furniture and other improvements at our office-based practices and our corporate and regional offices.

In November 2007, we completed a $100 million share repurchase program by repurchasing approximately 1.6 million shares of our common stock as authorized by our Board of Directors in August 2007. All repurchases were made in open market transactions based upon price, general economic and market conditions and trading restrictions. Our Board of Directors approved an additional $100 million repurchase program in December 2007. As of December 31, 2007, no repurchases had been made under the additional program.

The exercise of employee stock options and the purchase of common stock by employees participating in our Stock Purchase Plans generated cash proceeds of $27.4 million, $29.9 million and $51.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Because stock option exercises and purchases under these plans are dependent on several factors, including the market price of our common stock, we cannot predict the timing and amount of any future proceeds.

Our $225 million Line of Credit matures in July 2009 and includes a $25 million subfacility for the issuance of letters of credit. At our option, the Line of Credit bears interest at (i) the base rate (defined as the higher of the Federal Funds Rate plus .5% or the Bank of America prime rate) or (ii) the Eurodollar rate plus an applicable margin rate ranging from .75% to 1.75% based on our consolidated leverage ratio. Our Line of Credit is collateralized by substantially all of our assets. We are subject to certain covenants and restrictions specified in the Line of Credit, including covenants that require us to maintain a minimum level of net worth and that restrict us from paying dividends and making certain other distributions as specified therein. Failure to comply with these covenants and restrictions would constitute an event of default under the Line of Credit, notwithstanding our ability to meet our debt service obligations. Our Line of Credit includes various customary remedies for our lenders following an event of default. We anticipate that we will replace or extend our Line of Credit during 2008.

At December 31, 2007, we believe we were in compliance with the financial covenants and other restrictions applicable to us under the Line of Credit. At December 31, 2007, we had no outstanding principal balance on our Line of Credit, however, we had outstanding letters of credit associated with our professional liability insurance program of $18.3 million, which reduce the amount available on our Line of Credit.

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

We anticipate that funds generated from operations, together with our current cash on hand, the proceeds from the sale of our metabolic screening laboratory business and funds available under our Line of Credit, will be sufficient to finance our working capital requirements, fund anticipated acquisitions and capital expenditures, complete the current common stock repurchase program approved by our Board of Directors, and meet our contractual obligations as described below for at least the next 12 months. During 2008, we plan to invest $70 million to $75 million in acquisitions, within our historical neonatal, maternal-fetal and pediatric cardiology specialties. Additionally, we expect to complete one or more acquisitions within the anesthesia specialty, although the amount we plan to invest has not yet been determined.

CONTRACTUAL OBLIGATIONS

At December 31, 2007, we had certain obligations and commitments under promissory notes, capital leases and operating leases totaling approximately $33.7 million as follows (in thousands):

Obligation	Payments Due
	Total	2008	2009 and 2010	2011 and 2012	2013 and Later
Promissory notes	$250	$250	$—	$—	$—
Capital leases	674	219	319	136	—
Operating leases	32,783	10,203	13,370	6,883	2,327

	$33,707	$10,672	$13,689	$7,019	$2,327

Certain of our acquisition agreements contain contingent purchase price provisions based on volume and other performance measures. Potential payments under these provisions are not contingent upon the future employment of the sellers. The amount of the payments due under these provisions cannot be determined until the specific targets or measures are attained. In some cases, the sellers are eligible for annual payments over a three- to five-year period based on the growth in profitability of the physician practice with no stated limit on the annual payment amount. As of December 31, 2007, payments of up to $13.7 million may be due through 2012 under all other contingent purchase price provisions.

Effective January 1, 2007, we adopted the provisions of FIN 48 as disclosed in Note 9 to our Consolidated Financial Statements. At December 31, 2007, our total liability for unrecognized tax benefits was $36.5 million. The current portion of our total liability for unrecognized tax benefits was $12.9 million at December 31, 2007. The timing and amount of payments for each year beyond 2008 cannot be reasonably estimated.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2007, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) (“FAS 141(R)”), “Business Combinations.” FAS 141(R) introduces significant changes in the accounting for and reporting of business acquisitions. FAS 141(R) continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. FAS 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. In addition, FAS 141(R) will impact the annual goodwill impairment test associated with acquisitions. FAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have not yet evaluated the impact of FAS 141(R) on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. FAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of FAS 159 to have a material impact on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), “Fair Value Measures.” FAS 157 creates a common definition for fair value for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). FAS 157 also establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB concluded that it should defer the effective date of FAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of FAS 157 to have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Line of Credit is subject to market risk and interest rate changes and bears interest at our option at (i) the base rate (defined as the higher of the Federal Funds Rate plus .5% or the Bank of America prime rate) or (ii) the Eurodollar rate plus an applicable margin rate ranging from .75% to 1.75% based on our consolidated leverage ratio. There was no outstanding principal balance under our Line of Credit at December 31, 2007. However, for every $10 million outstanding on our Line of Credit, a 1% change in interest rates would result in an impact to income before taxes of $100,000 per year.

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

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of

Pediatrix Medical Group, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Pediatrix Medical Group, Inc. and its subsidiaries (the “Company”) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, appearing on Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income taxes in 2007. In addition, as discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Fairfax Anesthesiology Associates (“FAA”) from its assessment of internal control over financial reporting as of December 31, 2007 because it was acquired by the Company in a purchase business combination in September 2007. We have also excluded FAA from our audit of internal control over financial reporting. FAA is an indirect wholly-owned subsidiary whose total assets and total net patient service revenues represent approximately 6.8% and 1.5% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

/s/    PricewaterhouseCoopers LLP

Tampa, Florida

February 28, 2008

PEDIATRIX MEDICAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$102,843	$69,595
Short-term investments	18,042	65,660
Accounts receivable, net	145,504	125,573
Prepaid expenses	5,852	4,863
Deferred income taxes	53,390	30,569
Other assets	8,632	5,339
Assets held for sale	29,863	—

Total current assets	364,126	301,599

Investments	17,469	6,669
Property and equipment, net	31,162	29,939
Goodwill	858,919	770,289
Other assets, net	31,126	26,674

Total assets	$1,302,802	$1,135,170

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$243,120	$206,552
Current portion of long-term debt and capital lease obligations	469	483
Income taxes payable	19,192	14,280
Liabilities held for sale	2,106	—

Total current liabilities	264,887	221,315

Long-term debt and capital lease obligations	455	377
Deferred income taxes	40,489	34,272
Other liabilities	37,919	13,405

Total liabilities	343,750	269,369

Commitments and contingencies

Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 100,000 shares authorized; 48,421 and 48,861 shares issued and outstanding, respectively	484	489
Additional paid-in capital	556,836	516,384
Retained earnings	401,732	348,928

Total shareholders’ equity	959,052	865,801

Total liabilities and shareholders’ equity	$1,302,802	$1,135,170

The accompanying notes are an integral part of these Consolidated Financial Statements.

PEDIATRIX MEDICAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for per share data)

	Years Ended December 31,
	2007	2006	2005
Net patient service revenue	$917,644	$804,696	$680,763

Operating expenses:
Practice salaries and benefits	533,306	466,168	391,529
Practice supplies and other operating expenses	34,078	29,247	24,031
General and administrative expenses	119,766	106,786	113,901
Depreciation and amortization	9,594	8,084	8,423

Total operating expenses	696,744	610,285	537,884

Income from operations	220,900	194,411	142,879
Investment income	6,855	3,836	1,177
Interest expense	(749)	(1,032)	(2,242)

Income from continuing operations before income taxes	227,006	197,215	141,814
Income tax provision	86,987	75,107	56,080

Income from continuing operations	140,019	122,108	85,734
Income from discontinued operations, net of income taxes	2,703	2,357	1,775

Net income	$142,722	$124,465	$87,509

Per common and common equivalent share data:

Income from continuing operations:
Basic	$2.89	$2.55	$1.84

Diluted	$2.81	$2.47	$1.78

Income from discontinued operations:
Basic	$0.06	$0.05	$0.04

Diluted	$0.05	$0.05	$0.04

Net income:
Basic	$2.95	$2.60	$1.88

Diluted	$2.86	$2.52	$1.82

Weighted average shares:
Basic	48,458	47,924	46,484

Diluted	49,904	49,387	48,040

The accompanying notes are an integral part of these Consolidated Financial Statements.

PEDIATRIX MEDICAL GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Total Shareholders’ Equity
	Number of Shares	Amount
Balance at December 31, 2004	45,052	$450	$388,827	$—	$175,627	$564,904

Net income	—	—	—	—	87,509	87,509
Common stock issued under employee stock option and stock purchase plans	2,908	30	51,393	—	—	51,423
Issuance of restricted stock	678	7	25,935	(25,942)	—	—
Stock-based compensation	—	—	1,653	10,206	—	11,859
Forfeitures of restricted stock	(4)	—	(115)	115	—	—
Repurchased common stock	(1,176)	(12)	(11,315)	—	(38,673)	(50,000)
Excess tax benefit related to employee stock option and stock purchase plans	—	—	16,439	—	—	16,439

Balance at December 31, 2005	47,458	475	472,817	(15,621)	224,463	682,134

Reclassification of unearned compensation due to adoption of FAS 123(R)	—	—	(15,621)	15,621	—	—
Net income	—	—	—	—	124,465	124,465
Common stock issued under employee stock option and stock purchase plans	1,221	12	29,908	—	—	29,920
Issuance of restricted stock	191	2	(2)	—	—	—
Stock-based compensation	—	—	20,113	—	—	20,113
Forfeitures of restricted stock	(9)	—	—	—	—	—
Excess tax benefit related to stock incentive plans	—	—	9,169	—	—	9,169

Balance at December 31, 2006	48,861	489	516,384	—	348,928	865,801

Net income	—	—	—	—	142,722	142,722
Common stock issued under employee stock option and stock purchase plans	964	10	27,378	—	—	27,388
Issuance of restricted stock	166	1	(1)	—	—	—
Stock-based compensation	—	—	17,961	—	—	17,961
Forfeitures of restricted stock	(12)	—	—	—	—	—
Repurchased common stock	(1,558)	(16)	(17,747)	—	(82,237)	(100,000)
Excess tax benefit related to employee stock incentive plans	—	—	12,861	—	—	12,861
Cumulative effect adjustment due to adoption of FIN 48	—	—	—	—	(7,681)	(7,681)

Balance at December 31, 2007	48,421	$484	$556,836	$—	$401,732	$959,052

The accompanying notes are an integral part of these Consolidated Financial Statements.

PEDIATRIX MEDICAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$142,722	$124,465	$87,509
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	10,563	9,470	9,915
Stock-based compensation expense	17,961	20,106	11,859
Recognition of tax benefits from uncertain tax positions	(1,981)	—	—
Deferred income taxes	(7,016)	(1,736)	1,830
Gain on sale of assets	—	(1,630)	—
Changes in assets and liabilities:
Accounts receivable	(21,793)	(13,848)	(3,865)
Prepaid expenses and other assets	(5,092)	(3,815)	849
Other assets	(27)	(905)	(840)
Accounts payable and accrued expenses	45,190	30,933	39,009
Income taxes payable	6,094	14,232	16,152
Other liabilities	1,901	—	—

Net cash provided from operating activities	188,522	177,272	162,418

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(119,101)	(91,838)	(91,937)
Purchase of investments	(201,756)	(78,673)	(19,130)
Proceeds from sales or maturities of investments	238,574	21,335	14,100
Purchase of property and equipment	(8,509)	(12,874)	(7,885)
Proceeds from sale of assets	—	6,102	—

Net cash used in investing activities	(90,792)	(155,948)	(104,852)

Cash flows from financing activities:
Borrowings on line of credit	—	123,000	195,000
Payments on line of credit	—	(123,000)	(249,000)
Payments for syndication of line of credit	—	—	(172)
Payments on long-term debt and capital lease obligations	(460)	(908)	(636)
Excess tax benefit from exercises of stock options and vesting of restricted stock	8,640	8,067	—
Proceeds from issuance of common stock	27,388	29,920	51,423
Repurchases of common stock	(100,000)	—	(50,000)

Net cash (used in) provided from financing activities	(64,432)	37,079	(53,385)

Net increase in cash and cash equivalents	33,298	58,403	4,181
Cash and cash equivalents at beginning of year	69,595	11,192	7,011
Cash held by discontinued operating unit at end of year	(50)	—	—

Cash and cash equivalents at end of year	$102,843	$69,595	$11,192

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$749	$1,039	$2,331
Income taxes	$79,072	$53,334	$34,975
Non-cash investing and financing activities:
Equipment financed through capital leases	$525	$274	$76

The accompanying notes are an integral part of these Consolidated Financial Statements.

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	General:

The principal business activity of Pediatrix Medical Group, Inc. and its subsidiaries (“Pediatrix” or the “Company”) is to provide neonatal, maternal-fetal, other pediatric subspecialty and anesthesia physician services. The Company has contracts with affiliated professional associations, corporations and partnerships (“affiliated professional contractors”), which are separate legal entities that provide physician services in certain states and Puerto Rico. The Company and its affiliated professional contractors also have contracts with hospitals to provide physician services (generally for neonatal or anesthesia care), which include (i) fee-for-service contracts, whereby hospitals agree, in exchange for the Company’s services, to authorize the Company and its healthcare professionals to bill and collect the charges for medical services rendered by the Company’s affiliated healthcare professionals, and (ii) administrative fee contracts, whereby the Company is assured a minimum revenue level.

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

In December 2007, we signed a definitive agreement to sell our newborn metabolic screening laboratory business in a cash transaction. The closing of the sale is subject to customary conditions. In accordance with Statement of Financial Accounting Standards No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities related to the laboratory business have been classified as held for sale at December 31, 2007 and its operations are reported separately as income from discontinued operations, net of income taxes, for all periods presented. See Note 15 to the Consolidated Financial Statements in this Form 10-K.

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) (“FAS 141(R)”), “Business Combinations.” FAS 141(R) introduces significant changes in the accounting for and reporting of business acquisitions. FAS 141(R) continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. FAS 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. In addition, FAS 141(R) will impact the annual goodwill impairment test associated with acquisitions. FAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has not yet evaluated the impact of FAS 141(R) on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of FAS 159 to have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), “Fair Value Measures.” FAS 157 creates a common definition for fair value for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). FAS 157 also establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB concluded that it should defer the effective date of FAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of FAS 157 to have a material impact on its financial statements.

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

Revenue Recognition

Patient service revenue is recognized at the time services are provided by the Company’s affiliated physicians. Almost all of the Company’s patient service revenue is reimbursed by government sponsored healthcare programs and third-party insurance payors. Payments for services rendered to the Company’s patients are generally less than billed charges. The Company monitors its revenue and receivables from these sources and records an estimated contractual allowance to properly account for the anticipated differences between billed and reimbursed amounts.

Accordingly, patient service revenue is presented net of an estimated provision for contractual adjustments and uncollectibles. The Company estimates allowances for contractual adjustments and uncollectibles on accounts receivable based upon historical experience and other factors, including days sales outstanding (“DSO”) for accounts receivable, evaluation of expected adjustments and delinquency rates, past adjustments and collection experience in relation to amounts billed, an aging of accounts receivable, current contract and reimbursement terms, changes in payor mix and other relevant information. Contractual adjustments result from the difference between the physician rates for services performed and the reimbursements by government-sponsored healthcare programs and insurance companies for such services.

Accounts receivable are primarily amounts due under fee-for-service contracts from third-party payors, such as insurance companies, self-insured employers and patients and government-sponsored healthcare programs geographically dispersed throughout the United States and its territories. Concentration of credit risk relating to accounts receivable is limited by number, diversity and geographic dispersion of the business units managed by the Company, as well as by the large number of patients and payors, including the various governmental agencies in the states in which the Company provides services. Receivables from government agencies made up approximately 25% and 23% of net accounts receivable at December 31, 2007 and 2006, respectively.

Cash Equivalents

Cash equivalents are defined as all highly liquid financial instruments with maturities of 90 days or less from the date of purchase. The Company’s cash equivalents consist principally of demand deposits, amounts on deposit in money market accounts, mutual funds, commercial paper, and funds invested in overnight repurchase agreements. Cash equivalent balances may, at certain times, exceed federally insured limits.

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

Variable rate demand bonds are backed by municipal debt obligations with long-term contractual maturities and contain demand purchase option provisions allowing the Company to liquidate its investment in such securities over short-term intervals. Based on the provisions of these securities and the Company’s intent to carry all such securities as short-term investments, the Company classified its variable rate demand bonds as available-for-sale short-term investments at December 31, 2006. Under the provisions of FAS 115, available-for-sale investments are carried at fair value, with any unrealized gains and losses included in comprehensive income as a separate component of shareholders’ equity.

The amortized cost associated with the Company’s available-for-sale investments held at December 31, 2006 approximated fair value. Therefore, the Company had no unrealized gains and losses reported as a separate component of shareholders equity at December 31, 2006. The Company did not hold any available-for-sale investments at December 31, 2007.

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

As outlined in Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets,” goodwill is tested for impairment at a reporting unit level on an annual basis. The Company defines a reporting unit as a specific region of the United States based upon its management structure. The testing for impairment is completed using a two-step test. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, a second step is performed to determine the amount of any impairment loss. The Company completed its annual impairment test in the third quarter of 2007 and determined that goodwill was not impaired.

Long-Lived Assets

The Company is required to evaluate long-lived assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. The recoverability of such assets is measured by a comparison of the carrying value of the assets to the future undiscounted cash flows before interest charges to be generated by the assets. If long-lived assets are impaired, the impairment to be recognized is measured as the excess of the carrying value over the fair value. Long-lived assets to be disposed of are reported at the lower of the carrying value or fair value less disposal costs. The Company does not believe there are any indicators that would require an adjustment to such assets or their estimated periods of recovery at December 31, 2007 pursuant to the current accounting standards.

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

Stock Incentive Plans and Stock Purchase Plans

The Company awards restricted stock and grants stock options to key employees under its stock incentive plans (the “Stock Incentive Plans”). As permitted under Statement of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation,” the Company accounted for stock-based compensation to employees using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations (“APB 25”) through December 31, 2005. In accordance with the intrinsic value method, compensation expense for stock options issued to employees of approximately $1.7 million is reflected in the consolidated statements of income for the year ended December 31, 2005. The Company recognizes compensation cost for stock-based compensation over the requisite service period using the graded vesting attribution method.

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

The consolidated statements of income for the years ended December 31, 2007 and 2006 include stock-based compensation expense calculated in accordance with FAS 123(R) for the Company’s Stock Incentive Plans and the Company’s employee stock purchase plans (the “Stock Purchase Plans”). In addition, the Company’s consolidated statements of cash flows for the years ended December 31, 2007 and 2006 include the excess tax benefits related to the exercise of stock options and the vesting of restricted stock as a cash inflow from financing activities. This change in cash flow presentation had the effect of decreasing cash flows from operating activities and increasing cash flows from financing activities by $8.6 and $8.1 million, respectively. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards,” the Company has elected to use the short-cut method to account for its historical pool of excess tax benefits related to stock-based awards. See Note 13 to the Consolidated Financial Statements for more information on the Company’s Stock Incentive Plans and Stock Purchase Plans.

Had compensation expense been determined based on the fair value accounting provisions of FAS 123 for the year ended December 31, 2005, the Company’s net income and net income per share would have been reduced to the pro forma amounts below (in thousands, except per share data):

Net income	$87,509
Add: Stock-based compensation expense included in net income, net of related tax effects	7,502
Deduct: Total stock-based employee compensation expense determined under fair value accounting rules, net of related tax effects	(13,848)

Pro forma net income	$81,163

Net income per share, as reported:
Basic	$1.88
Diluted	$1.82

Net income per share, pro forma:
Basic	$1.75
Diluted	$1.68

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

3.	Investments:

Investments consist of held-to-maturity securities issued primarily by the U.S. Treasury, other U.S. Government corporations and agencies and states of the United States and available-for-sale securities consisting of investment grade variable rate demand bonds. At December 31, 2007 and 2006, the Company’s investments consisted of the following short-term investments with remaining maturities of less than one year and long-term investments with maturities of one to two years (in thousands):

	December 31, 2007		December 31, 2006
	Short-Term	Long-Term	Short-Term	Long-Term
Variable Rate Demand Bonds	$—	$—	$51,850	$—
U.S. Treasury Securities	500	—	5,867	500
Federal Home Loan Securities	4,901	2,614	3,497	1,494
Municipal Debt Securities	12,641	13,355	3,946	4,675
Federal Farm Credit Bank Discount Note	—	1,500	500	—

	$18,042	$17,469	$65,660	$6,669

4.	Accounts Receivable and Net Patient Service Revenue:

Accounts receivable consists of the following (in thousands):

	December 31,
	2007	2006
Gross accounts receivable	$458,635	$391,653
Allowance for contractual adjustments and uncollectibles	(313,131)	(266,080)

	$145,504	$125,573

Net patient service revenue consists of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005
Gross patient service revenue	$2,552,702	$2,259,236	$1,887,515
Contractual adjustments and uncollectibles	(1,686,669)	(1,499,905)	(1,247,529)
Hospital contract administrative fees	51,611	45,365	40,777

	$917,644	$804,696	$680,763

Accounts receivable of $145.5 million and $125.6 million at December 31, 2007 and 2006, respectively, consist primarily of amounts due from government-sponsored healthcare programs and third-party insurance payors for services provided by the Company’s affiliated physicians.

Net patient service revenue of $917.6 million, $804.7 million and $680.8 million for the years ended December 31, 2007, 2006 and 2005, respectively, consists primarily of gross billed charges for services provided by the Company’s affiliated physicians less an estimated allowance for contractual adjustments and uncollectibles to properly account for the anticipated differences between gross billed charge amounts and expected reimbursement amounts.

During 2007, the Company realized a slight net decrease in contractual adjustments and uncollectibles as a percentage of gross patient service revenue primarily due to improved managed care contracting and increased reimbursement for physician services from the Texas Medicaid program beginning in September 2007, partially offset by the impact of the Company’s annual price increases for 2007.

The Company’s annual price increases for 2007 increased contractual adjustments and uncollectibles as a percentage of gross patient service revenue. This increase is primarily due to government-sponsored health care programs, like Medicaid, that generally provide for reimbursements on a fee-schedule basis rather than on a gross charge basis. When the Company bills government-sponsored health care programs, like other payors, on a gross charge basis, it also increases its provision for contractual adjustments and uncollectibles by the amount of any price increase, resulting in a higher contractual adjustment percentage.

During 2006, the Company realized a slight increase in contractual adjustments and uncollectibles as a percentage of gross patient service revenue primarily due to changes in reimbursement for its services occurring early in the first quarter of 2006 related to a new billing code introduced by the American Medical Association and annual price increases. Although the new code introduced by the American Medical Association resulted in overall improved reimbursement to the Company, the related claims are paid at a lower percentage of the Company’s gross billed amounts which results in a higher contractual adjustment percentage. The Company’s annual price increases for 2006 also increased contractual adjustments and uncollectibles as a percentage of gross patient service revenue.

5.	Property and Equipment:

Property and equipment consists of the following (in thousands):

	December 31,
	2007	2006
Building	$8,056	$8,056
Land	2,032	2,032
Equipment and furniture	66,299	60,569

	76,387	70,657
Accumulated depreciation	(45,225)	(40,718)

	$31,162	$29,939

At December 31, 2007 and 2006, property and equipment includes medical and other equipment held under capital leases of approximately $760,000 and $1.3 million, respectively, and related accumulated depreciation of approximately $233,000 and $1.0 million, respectively. The Company recorded depreciation expense of approximately $7.4 million, $6.7 million and $6.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

6.	Goodwill and Other Assets:

Other assets consist of the following (in thousands):

	December 31,
	2007	2006
Other intangible assets	$11,439	$7,195
Other assets	19,687	19,479

	$31,126	$26,674

At December 31, 2007, other intangible assets consisted of amortizable hospital, state and other contracts; physician and hospital agreements; and other agreements with gross carrying amounts of approximately $18.0 million, less accumulated amortization of approximately $6.5 million. At December 31, 2006, other intangible assets consisted of amortizable hospital, state and other contracts; physician and hospital agreements; and patents and other agreements with gross carrying amounts of approximately $15.7 million, less accumulated amortization of approximately $8.5 million. Other intangible assets with finite lives are amortized on either an accelerated basis based on the annual undiscounted economic cash flows associated with the particular intangible asset or on a straight-line basis over their estimated useful lives.

At December 31, 2007, other intangible assets of $1.1 million related to discontinued operations had a gross carrying amount of $6.0 million and accumulated amortization of $4.9 million. As discussed in Note 15 to the Consolidated Financial Statements, these balances are included in assets held for sale at December 31, 2007.

Amortization expense related to other intangible assets for the years ended December 31, 2007, 2006 and 2005 was approximately $2.2 million, $1.4 million and $2.0 million, respectively. Amortization expense on other intangible assets for the years 2008 through 2012 is expected to be approximately $2.6 million, $1.9 million, $1.3 million, $840,000 and $393,000, respectively. The remaining weighted average amortization period of other intangible assets is 7.0 years. The calculation of weighted average amortization period includes amortization expense related to years beyond 2012 of approximately $4.4 million.

Other assets of $19.7 million and $19.5 million at December 31, 2007 and 2006, respectively, consist primarily of the cash value of life insurance related to the Company’s deferred compensation arrangements and other long-term assets.

During 2007, the Company completed the acquisition of ten physician group practices for $115.6 million, inclusive of transaction costs. In addition, the Company paid $3.5 million during 2007 pursuant to certain contingent purchase price provisions related to prior year acquisitions. In connection with these acquisitions, the Company recorded goodwill of approximately $113.4 million, other intangible assets of approximately $8.2 million, fixed assets of approximately $520,000, other assets of approximately $206,000 and liabilities of approximately $3.2 million. Goodwill of approximately $113.4 million related to these acquisitions and the classification of goodwill of approximately $24.8 million as assets held for sale represent the only changes in the carrying amount of goodwill for the year ended December 31, 2007.

During 2006, the Company completed the acquisition of eight physician group practices for $89.3 million inclusive of transaction costs. In addition, the Company paid $2.5 million during 2006 pursuant to certain contingent purchase price provisions related to prior year acquisitions. In connection with these acquisitions, the Company recorded goodwill of approximately $90.2 million, other intangible assets of approximately $1.3 million, fixed assets of approximately $560,000 and liabilities of approximately $220,000. Goodwill of approximately $90.2 million related to these acquisitions represents the only change in the carrying amount of goodwill for the year ended December 31, 2006.

Certain purchase agreements related to the Company’s 2007, 2006 and 2005 acquisitions contain contingent purchase price provisions based on volume and other performance measures. Potential payments under these provisions are not contingent upon the future employment of the sellers. The amount of the payments due under these provisions cannot be determined until the specific targets or measures are attained. In some cases, the sellers are eligible for annual contingent purchase price payments over a three to five year period based on the growth in profitability of the physician practice with no stated limit on the annual payment amount. Under all other contingent purchase price provisions, payments of up to $13.7 million may be due through 2012 as of December 31, 2007.

The results of operations of the practices acquired in 2007 and 2006 have been included in the Company’s Consolidated Financial Statements from the dates of acquisition. The following unaudited pro forma information combines the consolidated results of operations of the Company and the acquisitions completed during 2007 and 2006 as if the transactions had occurred on January 1, 2006 (in thousands, except per share data):

	Years Ended December 31,
	2007	2006
Net patient service revenue	$964,708	$891,436
Net income	148,784	137,892
Net income per share:
Basic	$3.07	$2.88
Diluted	$2.98	$2.79

The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

7.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2007	2006
Accounts payable	$5,574	$5,945
Accrued salaries and bonuses	119,687	103,434
Accrued payroll taxes and benefits	14,984	13,414
Accrued professional liability risks	75,091	55,773
Accrual for uncertain tax positions	12,922	19,623
Other accrued expenses	14,862	8,363

	$243,120	$206,552

At December 31, 2007 and 2006, accrued salaries and bonuses of $119.7 million and $103.4 million, respectively, consist primarily of amounts due under the Company’s performance-based incentive compensation program. The increase in accrued salaries and bonuses of $16.3 million in 2007 is attributable to the growth in the Company’s physician incentive compensation program due to operational improvements at the physician practice level and an increase in the number of practices participating in the program.

At December 31, 2007 and 2006, accrued professional liability risks of $75.1 million and $55.8 million, respectively, consist of the Company’s liabilities for self-insured retention under its professional liability insurance program and an estimate of liabilities for claims incurred but not reported based on an actuarial valuation. The increase in accrued professional liability risks of $19.3 million in 2007 is attributable to the growth in the Company’s affiliated physician base due to acquisitions and same-unit growth.

8.	Line of Credit, Long-Term Debt and Capital Lease Obligations:

The Company has a $225 million revolving line of credit (“Line of Credit”), which matures in July 2009 and includes a $25 million subfacility for the issuance of letters of credit. At the Company’s option, the Line of Credit bears interest at (i) the base rate (defined as the higher of the Federal Funds Rate plus .5% or the Bank of America prime rate) or (ii) the Eurodollar rate plus an applicable margin rate ranging from .75% to 1.75% based on the Company’s consolidated leverage ratio. The Line of Credit is collateralized by substantially all of the Company’s assets. The Company is subject to certain covenants and restrictions specified in the Line of Credit, including covenants that require the Company to maintain a minimum level of net worth and that restrict the Company from paying dividends and making certain other distributions as specified therein. Failure to comply with these covenants and restrictions would constitute an event of default under the Line of Credit, notwithstanding the Company’s ability to meet its debt service obligations. The Line of Credit includes various customary remedies for lenders following an event of default.

At December 31, 2007, the Company believes it was in compliance with the financial covenants and other restrictions applicable under the Line of Credit. The Company had no outstanding principal balance under the Line of Credit at December 31, 2007. The Company has outstanding letters of credit associated with its professional liability insurance program which reduced the amount available under the Line of Credit by $18.3 million at December 31, 2007. The weighted average interest rate on the letters of credit was 1.0% at December 31, 2007. At December 31, 2007, the Company had an available balance on the Line of Credit of $206.7 million.

During 2005, the Company entered into an agreement in connection with an acquisition that requires post-closing consideration of $750,000 to be paid in three annual installments of $250,000 on February 4, 2006, 2007, and 2008. The balance of the note at December 31, 2007 is $250,000.

Long-term debt, including capital lease obligations, consists of the following (in thousands):

	December 31,
	2007	2006
Long-term debt	$—	$500
Current debt	250	—
Capital lease obligations	674	360

Total	924	860
Current portion of long-term debt and capital lease obligations	(469)	(483)

Long-term debt and capital lease obligations	$455	$377

The amounts due under the terms of the Company’s long-term debt, including capital lease obligations, at December 31, 2007 are as follows: 2008—$469,000; 2009—$188,000; 2010—$131,000; 2011—$96,000 and 2012—$40,000.

9.	Income Taxes:

The components of the income tax provision (benefit) are as follows (in thousands):

	December 31,
	2007	2006	2005
Federal:
Current	$78,107	$72,592	$51,549
Deferred	(1,139)	(1,599)	1,312

	76,968	70,993	52,861

State:
Current	9,961	4,414	3,055
Deferred	58	(300)	164

	10,019	4,114	3,219

Total	$86,987	$75,107	$56,080

The Company files its tax return on a consolidated basis with its subsidiaries. The remaining affiliated professional contractors file tax returns on an individual basis.

The effective tax rate on income was 38.32%, 38.08% and 39.54% for the years ended December 31, 2007, 2006 and 2005, respectively.

The differences between the effective rate and the United States federal income tax statutory rate are as follows (in thousands):

	December 31,
	2007	2006	2005
Tax at statutory rate	$79,452	$69,026	$49,640
State income tax, net of federal benefit	6,425	2,641	2,079
Non-deductible portion of Medicaid settlement reserve	—	504	2,765
Non-deductible expenses	1,553	658	418
Change in accrual estimates relating to uncertain tax positions	(90)	2,195	1,306
Other, net	(353)	83	(128)

Income tax provision	$86,987	$75,107	$56,080

The significant components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31, 2007			December 31, 2006
	Total	Current	Non- Current	Total	Current	Non- Current
Allowance for uncollectible accounts	$33,011	$33,011	$—	$18,778	$18,778	$—
Net operating loss carryforward	4,869	4,869	—	399	399	—
Amortization	—	—	—	184	—	184
Reserves and accruals	26,698	22,509	4,189	18,989	14,557	4,432
Other	213	213	—	406	406	—
Stock-based compensation	8,730	4,122	4,608	7,689	4,495	3,194

Total deferred tax assets	73,521	64,724	8,797	46,445	38,635	7,810

Accrual to cash adjustment	(11,334)	(11,334)	—	(8,050)	(8,050)	—
Property and equipment	(1,180)	—	(1,180)	(1,023)	—	(1,023)
Amortization	(48,106)	—	(48,106)	(40,871)	—	(40,871)
Other	—	—	—	(204)	(16)	(188)

Total deferred tax liabilities	(60,620)	(11,334)	(49,286)	(50,148)	(8,066)	(42,082)

Net deferred tax asset (liability)	$12,901	$53,390	$(40,489)	$(3,703)	$30,569	$(34,272)

The income tax benefit related to the exercise of stock options, the purchase of shares under the Company’s non-qualified employee stock purchase plan and the vesting of restricted stock in excess of amounts recorded as equity compensation expense reduces taxes currently payable and is credited to additional paid-in capital. Such amounts totaled approximately $12.9 million, $9.2 million, and $16.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company has net operating loss carryforwards for federal and state tax purposes totaling approximately $13.9 million, $1.1 million, and $2.6 million at December 31, 2007, 2006 and 2005, respectively, expiring at various times commencing in 2017. The increase in net operating loss carryforwards of $12.8 million in 2007 and the decrease of $1.5 million in 2006 are primarily due to timing differences related to the recognition of income for tax purposes associated with physician practice acquisitions.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). As part of the implementation of FIN 48, the Company evaluated its open tax positions using the recognition and measurement criteria established by FIN 48 and, as a result, recorded a $7.7 million cumulative effect adjustment to the opening balance of retained earnings. In addition, the Company reclassified approximately $10.7 million from deferred taxes payable to its current liability for uncertain tax positions which represented taxes due in relation to tax positions taken on temporary differences.

The Company’s total liability for unrecognized tax benefits was $37.1 million, including $5.1 million of accrued interest and penalties, as of January 1, 2007. The Company had approximately $20.3 million of unrecognized tax benefits, including $5.1 million of accrued interest and penalties that, if recognized, would favorably impact its effective tax rate at January 1, 2007.

The Company’s liability for uncertain tax positions could be reduced over the next 12 months by approximately $9.5 million, excluding accrued interest, due to the expiration of statutes of limitation or settlements with taxing authorities. Additionally, the Company anticipates that its liability for uncertain tax positions will be increased over the next 12 months by additional taxes of approximately $2.2 million. Although the Company anticipates additional changes in its liability for uncertain tax positions related to certain temporary differences, an estimate of the range of such changes cannot be made at this time.

The Company is currently subject to U.S. Federal income tax examinations for the tax years 2004 through 2006 and Commonwealth of Puerto Rico income tax examinations for the tax years 2001 and 2003 through 2006.

During the twelve months ended December 31, 2007, the Company reduced its liability for uncertain tax positions primarily related to the deductibility of certain compensation payments by approximately $4.0 million as a result of the expiration of the statutes of limitations on certain filed tax returns. Of this $4.0 million liability reduction, $3.0 million was recorded as an increase in additional paid-in capital with the remainder recorded as a tax benefit.

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the year ended December 31, 2007 (in thousands):

Balance at January 1, 2007	$32,007
Increases related to prior year tax positions	5,638
Decreases related to prior year tax positions	(10,784)
Increases related to current year tax positions	6,872
Expiration of the statutes of limitations for the assessment of taxes	(3,964)

Balance at December 31, 2007	$29,769

The Company includes interest and penalties related to income tax liabilities in income tax expense. As of December 31, 2007 and January 1, 2007, the Company’s accrued interest and penalties totaled $6.7 million and $5.1 million, respectively.

At December 31, 2007, accounts payable and accrued expenses and other liabilities as presented in the Company’s Consolidated Balance Sheet include $12.9 million and $23.6 million, respectively, related to the Company’s total liability for unrecognized tax benefits of $36.5 million.

10.	Commitments and Contingencies:

In July 2007, the Audit Committee of the Board of Directors concluded a comprehensive review of the Company’s historical practices related to the granting of stock options with the assistance of independent legal counsel and forensic accounting experts. At the commencement of the review, the Company voluntarily contacted the staff of the Securities and Exchange Commission (“SEC”) regarding the Audit Committee’s review and subsequently the SEC notified the Company that it had commenced a formal investigation into the Company’s stock option granting practices. The Company also had discussions with the U.S. Attorney’s office for the Southern District of Florida regarding the Audit Committee’s review and, in response to a subpoena, provided the office with various documents and information related to its stock option granting practices. The Company intends to continue full cooperation with the U.S. Attorney’s office and the SEC. The Company cannot predict the outcome of these matters.

In September 2006, the Company completed a final settlement agreement with the Department of Justice and a relator who initiated a “qui tam” complaint against the Company relating to its billing practices for services reimbursed by Medicaid, the Federal Employees Health Benefit program, and the United States Department of Defense’s TRICARE program for military dependents and retirees (“Federal Settlement Agreement”). In February 2007, the Company completed separate state settlement agreements with each state Medicaid program involved in the settlement (the “State Settlement Agreements”). Under the terms of the Federal Settlement Agreement and State Settlement Agreements, the Company paid $25.1 million to the federal government and participating state Medicaid programs in connection with its billing for neonatal services provided from January 1996 through December 1999.

As part of the Federal Settlement Agreement, the Company entered into a five-year Corporate Integrity Agreement with the OIG. The Corporate Integrity Agreement acknowledges the existence of the Company’s comprehensive Compliance Plan, which provides for policies and procedures aimed at promoting the Company’s adherence with FHC Program requirements and requires the Company to maintain the Compliance Plan in full operation for the term of the Corporate Integrity Agreement. See “Government Regulation—Compliance Plan.” In addition, the Corporate Integrity Agreement requires, among other things, that the Company must comply with the following integrity obligations during the term of the Corporate Integrity Agreement:

•	maintaining a Compliance Officer and Compliance Committee to administer the Company’s compliance with FHC Program requirements, the Compliance Plan and the Corporate Integrity Agreement;

•

maintaining the Code of Conduct previously developed, implemented, and distributed to the Company’s officers, directors, employees, contractors, subcontractors, agents, or other persons who provide patient care items or services (the “Covered Persons”);

•	maintaining the written policies and procedures previously developed and implemented regarding the operation of the Compliance Plan and the Company’s compliance with FHC Program requirements;

•	providing general compliance training to the Covered Persons as well as specific training to the Covered Persons who perform coding functions relating to claims for reimbursement from any FHC Program;

•

engaging an independent review organization to perform annual reviews of samples of claims from multiple hospital units to assist the Company in assessing and evaluating its coding, billing, and claims-submission practices;

•

maintaining the Disclosure Program previously developed and implemented that includes a mechanism to enable individuals to disclose, to the Chief Compliance Officer or any person who is not in the disclosing individual’s chain of command, issues or questions believed by the individual to be a potential violation of criminal, civil, or administrative laws;

•

not hiring or, if employed, removing from Pediatrix’s business operations which are related to or compensated, in whole or part, by FHC Programs, persons (i) convicted of a criminal offense related to the provision of healthcare items or services or (ii) ineligible to participate in FHC Programs or Federal procurement or nonprocurement programs;

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

Failure to comply with the duties under the Corporate Integrity Agreement could result in substantial monetary penalties and in the case of a material breach, could even result in the Company’s being excluded from participating in FHC Programs. Management believes the Company was in compliance with the Corporate Integrity Agreement as of December 31, 2007.

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

In January 2008, the Company entered into a Stipulation of Settlement to resolve a shareholder derivative lawsuit that was filed by Jacob Schwartz, one of the shareholders who had submitted a demand letter, in the United States District Court for the Southern District of Florida in August 2007, naming the Company as a nominal defendant and also naming as defendants certain of the Company’s current and former officers and directors. The lawsuit alleges that all or some of the defendant officers and directors, among other things, breached their fiduciary duties to the Company, violated the federal securities laws, and engaged in corporate waste, gross mismanagement, unjust enrichment and constructive fraud in connection with the Company’s historical stock option practices. In consideration for the full settlement and release of claims against all defendants, the Stipulation of Settlement provides for the Company’s payment of $1.5 million in attorneys fees and costs to the plaintiff’s counsel and recognition that the plaintiff’s demand letter, which was received prior to the commencement of the lawsuit, was a significant contributing factor to the implementation of various measures to enhance the Company’s stock option practices. The Stipulation of Settlement is subject to final approval by the District Court, a hearing for which has been scheduled in April 2008. The Company believes that the payment to the plaintiff’s counsel will be covered by insurance.

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

The Company leases space for its regional offices and medical offices, storage space and temporary housing of medical staff. In May 2006, the Company purchased a previously leased aircraft and immediately sold the aircraft for approximately $6.1 million. Rent expense for the years ended December 31, 2007, 2006 and 2005 was approximately $10.9 million, $10.2 million, and $9.9 million, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2007 are as follows (in thousands):

2008	$10,203
2009	7,588
2010	5,782
2011	4,597
2012	2,286
Thereafter	2,327

$32,783

11.	Retirement Plan:

The Company maintains four qualified contributory savings plans as allowed under Section 401(k) of the Internal Revenue Code and Section 1165(e) of the Puerto Rico Income Tax Act of 1954 (the “401(k) Plans”). The 401(k) Plans permit participant contributions and allow elective and, in certain situations, non-elective, Company contributions based on each participant’s contribution or a specified percentage of eligible wages. Participants may defer a percentage of their annual compensation subject to the limits defined in the 401(k) Plans. The Company recorded an expense of $10.5 million, $8.8 million and $8.6 million for the years ended December 31, 2007, 2006 and 2005, respectively, related to the 401(k) Plans.

12.	Common and Common Equivalent Shares:

The calculation of shares used in the basic and diluted net income per share calculation for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Weighted average number of common shares outstanding	48,458	47,924	46,484
Weighted average number of dilutive common share equivalents	1,446	1,463	1,556

Weighted average number of common and common equivalent shares outstanding	49,904	49,387	48,040

At December 31, 2007, 2006 and 2005, the Company had approximately 87,000, 68,000 and 66,000 anti-dilutive outstanding employee stock options, respectively, that have been excluded from the computation of diluted earnings per share. At December 31, 2007, 2006 and 2005, the Company had approximately 165,000, 188,000 and 676,000 shares, respectively, of anti-dilutive unvested restricted stock that have been excluded from the computation of earnings per share.

13.	Stock Incentive Plans and Stock Purchase Plans:

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

Under the 2004 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. The Company recognizes compensation expense related to its restricted stock awards ratably over the corresponding vesting periods. During the year ended December 31, 2007, the Company granted 582,939 stock options and awarded 166,399 shares of restricted stock to key employees under the 2004 Incentive Plan. At December 31, 2007, the Company had approximately 1.2 million shares available for future grants and awards under the 2004 Incentive Plan.

Effective January 1, 2006, the Company’s Stock Purchase Plans were amended such that employee purchases after December 31, 2005 are made at 85% of the closing price of the stock as of the purchase date. Effective October 1, 2006, the Company’s Stock Purchase Plans were amended to provide for purchase dates on March 31st, June 30th, September 30th and December 31st of each year. Prior to October 1, 2006, the purchase dates under the Stock Purchase Plans were April 1st and October 1st of each year. In accordance with the provisions of FAS 123(R), the Company recognizes stock-based compensation expense for the 15% discount received by participating employees. During the year ended December 31, 2007, approximately 91,000 shares were issued under the Company’s Stock Purchase Plans. At December 31, 2007, the Company had approximately 108,000 shares reserved under the Stock Purchase Plans.

The Company recognized approximately $17.7 million, $19.8 million and $11.7 million of stock-based compensation expense related to its Stock Incentive Plans and Stock Purchase Plans during the years ended December 31, 2007, 2006 and 2005, respectively. The after-tax impact of stock-based compensation expense on net income was approximately $10.9 million, $12.3 million and $7.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The activity related to the Company’s restricted stock awards and the corresponding weighted average grant-date fair values are as follows:

	Number of Shares	Weighted Average Fair Value
Non-vested shares at December 31, 2005	675,128	$38.26
Awarded	191,268	$44.70
Forfeited	(9,103)	$40.56
Vested	(293,975)	$38.26

Non-vested shares at December 31, 2006	563,318	$40.41
Awarded	166,399	$56.18
Forfeited	(10,858)	$41.81
Vested	(248,159)	$39.87

Non-vested shares at December 31, 2007	470,700	$46.23

The aggregate fair value of the 248,159 restricted shares that vested during the year ended December 31, 2007 was approximately $9.9 million.

At December 31, 2007, the total stock-based compensation cost related to non-vested restricted stock remaining to be recognized as compensation expense over a weighted-average period of approximately 2.0 years is $8.7 million.

Pertinent information covering stock option transactions related to the Company’s Stock Incentive Plans is summarized in the table below.

	Number of Shares	Option Price Per Share (1)	Weighted Average Exercise Price	Expiration Date
Outstanding at December 31, 2004	6,517,880	$3.38-$34.86	$19.96	2005-2014
Granted	116,000	$31.59-$37.30	$36.14
Canceled	(110,814)	$9.44-$33.61	$20.02
Exercised	(2,771,328)	$3.38-$34.86	$17.36

Outstanding at December 31, 2005	3,751,738	$3.53-$37.30	$22.51	2006-2015
Granted	682,011	$43.15-$50.34	$45.16
Canceled	(91,017)	$9.44-$50.34	$32.48
Exercised	(1,127,418)	$3.53-$34.05	$22.89

Outstanding at December 31, 2006	3,215,314	$3.53-$50.34	$27.04	2007-2016
Granted	582,939	$56.05-$65.15	$57.55
Canceled	(18,372)	$10.40-$57.09	$42.71
Exercised	(873,267)	$3.53-$44.70	$25.40

Outstanding at December 31, 2007	2,906,614	$3.53-$65.15	$34.31	2008-2017

Exercisable at December 31, 2007	1,874,561	$3.53-$50.34	$24.57

The Company issues new shares of its common stock upon exercise of its stock options. The fair value of each stock option or share to be issued is estimated on the date of grant using the Black-Scholes option-pricing model with weighted average assumptions for expected volatility, expected life, risk-free interest rate and dividend yield.

Expected volatility is estimated using sequential periods of historical price data related to the Company’s common stock. For stock options granted during the year ended December 31, 2007, the expected volatility related to the Company’s share price ranged from 23% to 25%. The Company assigns expected lives and corresponding risk-free interest rates to two separate homogenous employee groups consisting of officers and all other employees. The Company evaluates the estimated expected lives assigned to its two employee groups using historical exercise data, taking into consideration the impact of partial life cycle data, contractual term and post-vesting cancellations. The weighted average expected lives for officers and all other employees were primarily four years and three and one-half years, respectively, for stock options granted during the year ended December 31, 2007. Risk-free interest rates for both employee groups ranged from 3.7% to 4.9% for stock options granted during the year ended December 31, 2007. The Company used a dividend yield assumption of 0% for 2007.

For stock options granted during the year ended December 31, 2006, the expected volatility related to the Company’s share price ranged from 26% to 37%. The Company assigned expected lives and corresponding risk-free interest rates to two separate homogenous employee groups consisting of officers and all other employees. The weighted average expected lives for officers and all other employees were primarily four years and three and one-half years, respectively. Risk-free interest rates for both employee groups ranged from 4.4% to 5.0%. The Company used a dividend yield assumption of 0% for 2006.

For the year ended December 31, 2005, the expected volatility related to the Company’s share price was 26%. The Company assigned expected lives and corresponding risk-free interest rates to three separate homogenous employee groups consisting of officers, physicians and all other employees. The weighted average expected life for officers was three years with a corresponding risk-free interest rate of 3.7%. The weighted average expected life for physicians was four years with a corresponding risk-free interest rate of 3.6%. The weighted average expected life for all other employees was three and one-half years with a corresponding risk-free interest rate of 3.9%. The Company used a dividend yield assumption of 0% for 2005.

The weighted average grant date fair value for stock options granted during the years ended December 31, 2007, 2006 and 2005 was $15.40, $14.13 and $10.00, respectively. The weighted average remaining contractual life on outstanding and exercisable stock options of 2,906,614 and 1,874,561 at December 31, 2007 is approximately 6.8 years and 5.6 years, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was approximately $28.8 million, $26.1 million and $54.3 million, respectively. At December 31, 2007, the total stock-based compensation cost related to non-vested stock options remaining to be recognized as compensation expense over a weighted-average period of approximately 2.3 years is $7.3 million.

At December 31, 2007, the aggregate intrinsic value of the 2,906,614 outstanding stock options and the 1,874,561 exercisable stock options presented above is approximately $98.4 million and $81.7 million, respectively. The excess tax benefit related primarily to stock options and restricted stock for the years ended December 31, 2007, 2006 and 2005 was approximately $12.9 million, $9.2 million and $16.4 million, respectively.

14.	Common Stock Repurchase Programs:

In August 2007, the Company’s Board of Directors authorized a $100 million share repurchase program subject to price, general economic and market conditions and trading restrictions. In November 2007, the Company completed the repurchase program by repurchasing 1.6 million shares of its common stock for $100 million.

In December 2007, the Company announced the approval of an additional $100 million share repurchase program, subject to price, general economic and market conditions and trading restrictions. As of December 31, 2007, no repurchases under this additional program had been made.

As of February 26, 2008, the Company repurchased 718,412 shares of its common stock for approximately $48.3 million in connection with the additional $100 million share repurchase program.

15.	Discontinued Operations:

In December 2007, the Company signed a definitive agreement to sell its newborn metabolic screening laboratory business in a cash transaction. The closing of the sale is subject to customary conditions. In accordance with Statement of Financial Accounting Standards No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities related to the laboratory business have been classified as held for sale at December 31, 2007 and its business operations are considered discontinued operations. The Company will provide temporary transition services, including billing and collection services, to assist with the migration of its newborn metabolic screening laboratory business.

Since the Company anticipates completing the sale of its newborn metabolic screening laboratory business in the first quarter of 2008, the following assets and liabilities held for sale at December 31, 2007 are classified as current in the Company’s 2007 Consolidated Balance Sheet (in thousands):

Assets Held for Sale:
Cash and cash equivalents	$50
Accounts receivable, net	1,862
Prepaid expenses	135
Deferred income taxes	482
Other current assets	675
Property and equipment, net	640
Goodwill	24,772
Other assets, net	1,247

Assets held for sale	$29,863

Liabilities Held for Sale:
Accounts payable and accrued expenses	$162
Deferred income taxes	1,944

Liabilities held for sale	$2,106

Income from discontinued operations, net of income taxes as reported in the Company’s Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005 includes net patient service revenue of $14.6 million, $13.9 million and $12.9 million, respectively. Operating income and pretax profit included in income from discontinued operations, net of income taxes for the years ended December 31, 2007, 2006 and 2005 were both $4.7 million, $4.1 million and $3.1 million, respectively.

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

17.	Selected Quarterly Financial Information (Unaudited):

The selected tables set forth a summary of the Company’s quarterly financial information for each of the four quarters ended December 31, 2007 and 2006 (in thousands, except for per share data):

	2007 Quarters
	First	Second	Third	Fourth
Net patient service revenue	$210,924	$223,262	$233,102	$250,356

Operating expenses:
Practice salaries and benefits	130,350	126,065	131,326	145,565
Practice supplies and other operating expenses	7,860	8,495	8,262	9,461
General and administrative expenses	33,031	29,300	29,316	28,119
Depreciation and amortization	2,178	2,219	2,366	2,831

Total operating expenses	173,419	166,079	171,270	185,976

Income from operations	37,505	57,183	61,832	64,380
Investment income	1,864	1,661	2,121	1,209
Interest expense	(221)	(122)	(147)	(259)

Income from continuing operations before income taxes	39,148	58,722	63,806	65,330
Income tax provision	14,155	23,019	25,007	24,806

Income from continuing operations	24,993	35,703	38,799	40,524
Income from discontinued operations, net of income taxes	589	612	759	743

Net income	$25,582	$36,315	$39,558	$41,267

Per common and common equivalent share data:

Income from continuing operations:
Basic	$0.52	$0.74	$0.79	$0.84

Diluted	$0.50	$0.71	$0.77	$0.82

Income from discontinued operations:
Basic	$0.01	$0.01	$0.02	$0.02

Diluted	$0.01	$0.01	$0.02	$0.02

Net income:
Basic	$0.53	$0.75	$0.81	$0.86

Diluted	$0.51	$0.72	$0.79	$0.84

Weighted average shares:
Basic	48,366	48,537	48,912	48,010

Diluted	49,910	50,125	50,264	49,311

	2006 Quarters
	First	Second	Third	Fourth
Net patient service revenue	$184,270	$200,407	$212,114	$207,905

Operating expenses:
Practice salaries and benefits	111,967	113,840	120,254	120,107
Practice supplies and other operating expenses	6,892	7,544	6,965	7,846
General and administrative expenses	26,679	24,286	27,473	28,348
Depreciation and amortization	1,983	2,051	1,967	2,083

Total operating expenses	147,521	147,721	156,659	158,384

Income from operations	36,749	52,686	55,455	49,521
Investment income	450	478	1,173	1,735
Interest expense	(409)	(411)	(122)	(90)

Income from continuing operations before income taxes	36,790	52,753	56,506	51,166
Income tax provision	13,838	19,802	21,975	19,492

Income from continuing operations	22,952	32,951	34,531	31,674
Income from discontinued operations, net of income taxes	475	507	634	741

Net income	$23,427	$33,458	$35,165	$32,415

Per common and common equivalent share data:

Income from continuing operations:
Basic	$0.49	$0.69	$0.72	$0.66

Diluted	$0.47	$0.67	$0.70	$0.64

Income from discontinued operations:
Basic	$0.01	$0.01	$0.01	$0.01

Diluted	$0.01	$0.01	$0.01	$0.01

Net income:
Basic	$0.50	$0.70	$0.73	$0.67

Diluted	$0.48	$0.68	$0.71	$0.65

Weighted average shares:
Basic	47,268	48,003	48,184	48,290

Diluted	48,906	49,461	49,515	49,714

18.	Subsequent Events:

In February 2008, the Company completed the acquisition of a physician group practice for approximately $6.2 million in cash, subject to contingent purchase price provisions based on certain performance measures.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework.” Based on our assessment we concluded that, as of the end of the period covered by this report, the Company’s internal control over financial reporting was effective based on those criteria.

Management has excluded the operations of Fairfax Anesthesiology Associates from its assessment of internal control over financial reporting as of December 31, 2007 because the entity was acquired by the Company in a purchase combination in September 2007. Total assets and net patient service revenue related to this acquisition were approximately 6.8% and 1.5%, respectively, of the total assets and net patient service revenue reported in our 2007 Consolidated Financial Statements.

The Company’s independent registered certified public accounting firm, PricewaterhouseCoopers LLP, has audited our internal control over financial reporting as of December 31, 2007 as stated in their report which appears on page 53 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER	INFORMATION

None.

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2008 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 11. EXECUTIVE	COMPENSATION

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2008 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2007, with respect to shares of our common stock that may be issued under existing equity compensation plans, including our 2004 Incentive Compensation Plan (“2004 Incentive Plan”), our Amended and Restated Stock Option Plan (the “Option Plan”), our 1996 Qualified and Non-Qualified Employee Stock Purchase Plans, as amended and restated (the “Stock Purchase Plans”) and shares of our common stock reserved for issuance under presently exercisable stock options issued by Magella at the time of its acquisition by the Company (the “Magella Plan”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,906,614	(1)	$34.31	1,296,704	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	2,906,614		$34.31	1,296,704

(1)	Represents 1,376,723 shares issuable under the 2004 Incentive Plan, 1,470,879 shares issuable under the Option Plan and 59,012 shares issuable under the Magella Plan.

(2)	Under the 2004 Incentive Plan and the Stock Purchase Plans, 1,188,667 and 108,037 shares, respectively, remain available for future issuance.

The remaining information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2008 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2008 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 14. PRINCIPAL	ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2008 annual meeting of shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

PART IV

ITEM 15. EXHIBITS	AND FINANCIAL STATEMENT SCHEDULE

(a)(1)	Financial Statements

The information required by this Item is included in Item 8 of Part II of this Form 10-K.

(a)(2)	Financial Statement Schedule

The following financial statement schedule for the years ended December 31, 2007, 2006 and 2005, is included in this Form 10-K as set forth below (in thousands).

Pediatrix Medical Group, Inc.

Schedule II: Valuation and Qualifying Accounts

	Years Ended December 31,
	2007	2006	2005
Allowance for contractual adjustments and uncollectibles:
Balance at beginning of year	$266,080	$219,166	$190,497
Amount charged against operating revenue	1,686,669	1,500,339	1,247,723
Accounts receivable contractual adjustments and write-offs (net of recoveries)	(1,639,618)	(1,453,425)	(1,219,054)

Balance at end of year	$313,131	$266,080	$219,166

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(a)(3)	Exhibits

See Item 15(b) of this Form 10-K.

(b)	Exhibits

3.1	Composite Articles of Incorporation of Pediatrix (incorporated by reference to Exhibit 3.1 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).

3.2	Amended and Restated Bylaws of Pediatrix (incorporated by reference to Exhibit 3.2 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 2000).

3.3	Articles of Designation of Series A Junior Participating Preferred Stock of Pediatrix (incorporated by reference to Exhibit 3.1 to Pediatrix’s Current Report on Form 8-K dated March 31, 1999).

4.1	Rights Agreement, dated as of March 31, 1999, between Pediatrix and BankBoston, N.A., as rights agent including the form of Articles of Designations of Series A Junior Participating Preferred Stock and the form of Rights Certificate (incorporated by reference to Exhibit 4.1 to Pediatrix’s Current Report on Form 8-K dated March 31, 1999).

4.2	Certificate of Adjustment to the Rights Agreement between Pediatrix and Computershare Trust Company N.A. (as successor to BankBoston, N.A.) as rights agent (incorporated by reference to Exhibit 4.2 to Pediatrix’s Current Report on Form 8-K dated April 27, 2006).

10.1	Amended and Restated Stock Option Plan of Pediatrix dated as of June 4, 2003 (incorporated by reference to Exhibit 10.5 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).*

10.2	Amendment No. 3 to Credit Agreement dated September 18, 2007 (incorporated by reference to Exhibit 10.1 to Pediatrix’s Current Report on Form 8-K dated September 18, 2007).

10.3	Stipulation of Settlement by and among Pediatrix Medical Group, Inc., certain of the Company’s current and former officers and directors and Jacob Schwartz, dated January 16, 2008 (incorporated by reference to Exhibit 10.1 to Pediatrix’s Current Report on Form 8-K dated January 27, 2008).

10.4	Amended and Restated Thrift and Profit Sharing Plan of Pediatrix (incorporated by reference to Exhibit 4.5 to Pediatrix’s Registration Statement on Form S-8 (Registration No. 333-101222)).*

10.5	1996 Qualified Employee Stock Purchase Plan of Pediatrix, as amended and restated (incorporated by reference to Exhibit 4.5 to Pediatrix’s Registration Statement on Form S-8 (Registration No. 333-07061)).*

10.6	Amendment dated June 21, 2007 to 1996 Qualified Employee Stock Purchase Plan of Pediatrix (incorporated by reference to Exhibit 10.4 to Pediatrix’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.7	1996 Non-Qualified Employee Stock Purchase Plan of Pediatrix, as amended and restated (incorporated by reference to Exhibit 4.5 to Pediatrix’s Registration Statement on Form S-8 (Registration No. 333-101225)).*

10.8	Amendment dated June 21, 2007 to 1996 Non-Qualified Employee Stock Purchase Plan of Pediatrix (incorporated by reference to Exhibit 10.6 to Pediatrix’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.9	Executive Non-Qualified Deferred Compensation Plan of Pediatrix, dated October 13, 1997 (incorporated by reference to Exhibit 10.35 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 1998).*

10.10	Form of Indemnification Agreement between Pediatrix and each of its directors and executive officers. (incorporated by reference to Exhibit 10.6 to Pediatrix’s Annual Report on Form 10-K for the year ended December 31, 2003).*

10.11	Form of Amended and Restated Exclusive Management and Administrative Services Agreement between Pediatrix and each of its affiliated professional contractors. (incorporated by reference to Exhibit 10.7 to Pediatrix’s Annual Report on Form 10-K for the year ended December 31, 2003).*

10.12	Credit Agreement, dated as of July 30, 2004, among Pediatrix Medical Group, Inc. and certain subsidiaries and affiliates, Bank of America, N.A., HSBC Bank USA National Association, SunTrust Bank, U.S. Bank National Association, Wachovia Bank, N.A., KeyBank National Association, UBS Loan Financer LLC and the International Bank of Miami, N.A. (incorporated by reference to Exhibit 99.2 to Pediatrix’s Current Report on Form 8-K dated July 30, 2004).

10.13	Security Agreement, dated as of July 30, 2004, between Pediatrix Medical Group, Inc. and certain material subsidiaries, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.3 to Pediatrix’s Current Report on Form 8-K dated July 30, 2004).

10.14	Amendment No. 1 dated January 11, 2005 to the Credit Agreement, dated as of July 30, 2004, among Pediatrix Medical Group, Inc. and certain subsidiaries and affiliates, as borrowers, Bank of America, N.A., as administrative agent, and the lenders named therein (incorporated by reference to Exhibit 99.1 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).

10.15	Amendment No. 2 dated March 10, 2005 to Credit Agreement dated as of July 30, 2004, among Pediatrix Medical Group, Inc. and certain subsidiaries and affiliates, Bank of America, N.A., HSBC Bank USA National Association, SunTrust Bank, U.S. Bank National Association, Wachovia Bank, N.A., KeyBank National Association, UBS Loan Financer LLC and the International Bank of Miami, N.A. (incorporated by reference to Exhibit 10.10 of Pediatrix’s Form 10-K for the period ended December 31, 2004).

10.16	Amendment No. 3 dated September 18, 2007, among Pediatrix Medical Group, Inc. and certain subsidiaries and affiliates, Bank of America, N.A., in its capacity as administrative agent and the lenders signatory thereto (incorporated by reference to Exhibit 10.1 to Pediatrix’s Current Report on Form 8-K dated September 18, 2007).

10.17	Employment Agreement dated November 11, 2004 between Pediatrix Medical Group, Inc. and Roger J. Medel, M.D. (incorporated by reference to Exhibit 10.1 to Pediatrix’s Current Report on Form 8-K dated November 11, 2004).*

10.18	Employment Agreement dated November 11, 2004 between Pediatrix Medical Group, Inc. and Joseph M. Calabro (incorporated by reference to Exhibit 10.2 to Pediatrix’s Current Report on Form 8-K dated November 11, 2004).*

10.19	Employment Agreement dated November 11, 2004 between Pediatrix Medical Group, Inc. and Karl B. Wagner (incorporated by reference to Exhibit 10.3 to Pediatrix’s Current Report on Form 8-K dated November 11, 2004).*

10.20	Employment Agreement dated November 11, 2004 between Pediatrix Medical Group, Inc. and Thomas W. Hawkins (incorporated by reference to Exhibit 10.4 to Pediatrix’s Current Report on Form 8-K dated November 11, 2004).*

10.21	Pediatrix Medical Group of Puerto Rico Thrift and Profit Sharing Plan (incorporated by reference to Exhibit 4.3 to Pediatrix’s Registration Statement on Form S-8 dated December 9, 2004).*

10.22	Pediatrix Medical Group, Inc. 2004 Incentive Compensation Plan (incorporated by reference to Exhibit A of Pediatrix’s Proxy Statement on Schedule 14A dated as of April 9, 2004).*

10.23	Pediatrix Medical Group, Inc. Form of Stock Option Agreement for Stock Options Awarded Under the Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.3 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.24	Pediatrix Medical Group, Inc. Form of Incentive Stock Option Agreement for Incentive Stock Options Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.25	Pediatrix Medical Group, Inc. Form of Non-Qualified Stock Option Agreement for Non-Qualified Stock Options Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.26	Pediatrix Medical Group, Inc. Form of Restricted Stock Agreement for Restricted Stock Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.27	Consent to Extension Agreement dated as of August 11, 2006, by and among Pediatrix, certain of its subsidiaries and affiliates, Bank of America, N.A., as administrative agent, and each of the Lenders signatory thereto (incorporated by reference to Exhibit 10.1 to Pediatrix’s Current Report on Form 8-K dated August 14, 2006).

10.28	Settlement Agreement, effective September 21, 2006, among the United States Department of Justice and on behalf of the Office of the Inspector General of the Department of Health and Human Services the TRICARE Management Activity, through its General Counsel, and the Office of Personnel Management (“OPM”), which administers the Federal Employees Health Benefits Program (collectively the “United States”); Pediatrix Medical Group, Inc. and Daniel M. Hall, MD (incorporated by reference to Exhibit 10.1 to Pediatrix’s Current Report on Form 8-K dated September 22, 2006).

10.29	Model State Settlement Agreement (incorporated by reference to Exhibit 10.2 to Pediatrix’s Current Report on Form 8-K dated September 22, 2006).

10.30	Corporate Integrity Agreement, effective September 20, 2006, among Pediatrix and the Officer of Inspector General (OIG) of the United States Department of Health and Human Services (HHS) to promote compliance with the statutes, regulations, and written directives of Medicare, Medicaid, TRICARE, and all other Federal healthcare programs (as defined in 42 U.S.C. § 1320a-7b(f)) (Federal healthcare program requirements) (incorporated by reference to Exhibit 10.3 to Pediatrix’s Current Report on Form 8-K dated September 22, 2006).

10.31	Stipulation of Settlement dated January 16, 2008, by and among Pediatrix, certain of the Pediatrix’s current and former officers and directors and Jacob Schwartz (incorporated by reference to Exhibit 10.1 to Pediatrix’s current report of Form 8-K dated January 16, 2008.)

23.1+	Consent of PricewaterhouseCoopers LLP.

31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensation plans, contracts or arrangements.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEDIATRIX MEDICAL GROUP, INC.

Date: February 28, 2008	By:	/s/ ROGER J. MEDEL, M.D.
Roger J. Medel, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROGER J. MEDEL, M.D. Roger J. Medel, M.D.	Chief Executive Officer (principal executive officer)	February 28, 2008

/s/ KARL B. WAGNER Karl B. Wagner	Chief Financial Officer (principal financial officer and principal accounting officer)	February 28, 2008

/s/ CESAR L. ALVAREZ Cesar L. Alvarez	Director and Chairman of the Board	February 28, 2008

/s/ WALDEMAR A. CARLO, M.D. Waldemar A. Carlo, M.D.	Director	February 28, 2008

/s/ MICHAEL B. FERNANDEZ Michael B. Fernandez	Director	February 28, 2008

/s/ ROGER K. FREEMAN, M.D. Roger K. Freeman, M.D.	Director	February 28, 2008

/s/ PAUL G. GABOS Paul G. Gabos	Director	February 28, 2008

/s/ PASCAL J. GOLDSCHMIDT, M.D. Pascal J. Goldschmidt, M.D.	Director	February 28, 2008

/s/ MANUEL KADRE Manuel Kadre	Director	February 28, 2008

/s/ ENRIQUE J. SOSA Enrique J. Sosa	Director	February 28, 2008

Exhibit Index

Exhibit No.	Description
23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.