Form 10-Q
period 2008-03-31
PEDIATRIX MEDICAL GROUP INC
filed 2008-05-08
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Shares of common stock outstanding as of May 5, 2008: 47,177,661.

PEDIATRIX MEDICAL GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

PEDIATRIX MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2008	December 31, 2007
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$39,488	$102,843
Short-term investments	21,515	18,042
Accounts receivable, net	144,034	145,504
Prepaid expenses	3,964	5,852
Deferred income taxes	48,080	53,390
Other assets	9,510	8,632
Assets held for sale	—	29,863

Total current assets	266,591	364,126
Investments	12,119	17,469
Property and equipment, net	33,981	31,162
Goodwill	865,220	858,919
Other assets, net	29,266	31,126

Total assets	$1,207,177	$1,302,802

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$169,548	$243,120
Current portion of long-term debt and capital lease obligations	459	469
Income taxes payable	41,662	19,192
Liabilities held for sale	—	2,106

Total current liabilities	211,669	264,887

Long-term debt and capital lease obligations	171	455
Deferred income taxes	39,882	40,489
Other liabilities	27,537	37,919

Total liabilities	279,259	343,750

Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 100,000 shares authorized; 47,114 and 48,421 shares issued and outstanding, respectively	471	484
Additional paid-in capital	552,698	556,836
Retained earnings	374,749	401,732

Total shareholders’ equity	927,918	959,052

Total liabilities and shareholders’ equity	$1,207,177	$1,302,802

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PEDIATRIX MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share data)
Net patient service revenue	$245,573	$210,924

Operating expenses:
Practice salaries and benefits	151,360	130,350
Practice supplies and other operating expenses	9,714	7,860
General and administrative expenses	29,756	33,031
Depreciation and amortization	2,816	2,178

Total operating expenses	193,646	173,419

Income from operations	51,927	37,505
Investment income	1,313	1,864
Interest expense	(385)	(221)

Income from continuing operations before income taxes	52,855	39,148
Income tax provision	20,726	14,155

Income from continuing operations	32,129	24,993
Income from discontinued operations, net of income taxes	23,677	589

Net income	$55,806	$25,582

Per common and common equivalent share data:
Income from continuing operations:
Basic	$0.67	$0.52

Diluted	$0.66	$0.50

Income from discontinued operations:
Basic	$0.50	$0.01

Diluted	$0.48	$0.01

Net income:
Basic	$1.17	$0.53

Diluted	$1.14	$0.51

Weighed average shares:
Basic	47,572	48,366

Diluted	48,933	49,910

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PEDIATRIX MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$55,806	$25,582
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,955	2,473
Stock-based compensation expense	4,947	4,476
Deferred income taxes	4,993	230
Gain on sale of assets	(38,143)	—
Changes in assets and liabilities:
Accounts receivable	1,432	(2,200)
Prepaid expenses and other assets	486	1,852
Other assets	146	274
Accounts payable and accrued expenses	(73,346)	(60,764)
Income taxes payable	22,616	(9,454)
Other liabilities	(9,205)	6,755

Net cash used in operating activities	(27,313)	(30,776)

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(6,555)	(11,958)
Purchase of investments	(4,693)	(13,538)
Proceeds from sales or maturities of investments	6,570	56,254
Purchase of property and equipment	(4,912)	(1,469)
Proceeds from sale of assets	66,000	—

Net cash provided from investing activities	56,410	29,289

Cash flows from financing activities:
Borrowings on line of credit	16,000	—
Payments on line of credit	(16,000)	—
Payments on capital lease obligations	(310)	(285)
Excess tax benefit from exercises of stock options and vesting of restricted stock	2,298	612
Repurchases of common stock	(100,000)	—
Proceeds from issuance of common stock	5,582	3,197

Net cash (used in) provided from financing activities	(92,430)	3,524

Net (decrease) increase in cash and cash equivalents	(63,333)	2,037
Cash and cash equivalents at beginning of period	102,843	69,595
Cash held by discontinued operating unit at beginning of period	50	—
Cash held by discontinued operating unit on sale date	(72)	—

Cash and cash equivalents at end of period	$39,488	$71,632

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

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

On February 29, 2008, the Company completed the sale of its newborn metabolic screening laboratory business in a cash transaction. In accordance with Statement of Financial Accounting Standards No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities related to the laboratory business were classified as held for sale at December 31, 2007 and its operations are reported separately as income from discontinued operations, net of income taxes, for all periods presented. See Note 11 to the Condensed Consolidated Financial Statements for more information on the Company’s discontinued operations.

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

Stock Incentive Plans and Employee Stock Purchase Plans

In accordance with Statement of Financial Accounting Standards No. 123(R) (“FAS 123(R)”), the Company measures the cost of employee services received in exchange for stock-based awards based on grant-date fair value. As prescribed under FAS 123(R), the Company estimates the grant-date fair value of stock option grants using a valuation model known as the Black-Scholes-Merton formula or the “Black-Scholes Model” and allocates the resulting compensation expense over the corresponding requisite service period associated with each grant. The Black-Scholes Model requires the use of several variables to estimate the grant-date fair value of stock options, including expected term, expected volatility, expected dividends and risk-free interest rate. The Company performs significant analyses to calculate and select the appropriate variable assumptions used in the Black-Scholes Model. The Company also performs significant analyses to estimate forfeitures of stock-based awards as required by FAS 123(R). The Company is required to adjust its forfeiture estimates on at least an annual basis based on the number of share-based awards that ultimately vest. The selection of assumptions and estimated forfeiture rates is subject to significant judgment and future changes to these assumptions and estimates may have a material impact on the Condensed Consolidated Financial Statements. The Company recognizes compensation cost for stock-based compensation over the requisite service period using the graded vesting attribution method.

The Condensed Consolidated Statements of Income for the three months ended March 31, 2008 and 2007 include stock-based compensation expense calculated in accordance with FAS 123(R) for the Company’s stock incentive plans and the Company’s employee stock purchase plans. In addition, the Company’s Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 include the excess tax benefits related to the exercise of stock options and the vesting of restricted stock as a cash inflow from financing activities. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards,” the Company has elected to use the short-cut method to account for its historical pool of excess tax benefits related to stock-based awards. See Note 7 to the Condensed Consolidated Financial Statements for more information on the Company’s stock incentive plans and stock purchase plans.

Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) ("FAS 141(R)"), "Business Combinations." FAS 141(R) introduces significant changes in the accounting for and reporting of business acquisitions. FAS 141(R) continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. FAS 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. In addition, FAS 141(R) will impact the annual goodwill impairment test associated with acquisitions. FAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has not yet completed its evaluation of the impact of FAS 141(R).

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), “Fair Value Measures.” FAS 157 creates a common definition for fair value for recognition or disclosure purposes under generally accepted accounting principles. FAS 157 also establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. FAS 157 is effective for fiscal years beginning after November 15, 2007. As permitted by FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” the Company elected to defer the adoption of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Although the partial adoption of FAS 157 on January 1, 2008 had no impact on the Company's financial statements, the Company will continue to evaluate the impact of FAS 157 on its nonfinancial assets, including goodwill and intangible assets, upon final adoption in 2009. See Note 5 to the Condensed Consolidated Financial Statements for information on the Company’s cash equivalents and investments.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted this standard as of January 1, 2008 and has elected not to apply the fair value option to any of its financial instruments.

Reclassifications

Reclassifications have been made to certain prior period financial statements to conform with the current quarter presentation.

3.	Accounts Receivable:

Accounts receivable consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Gross accounts receivable	$458,340	$458,635
Allowance for contractual adjustments and uncollectibles	(314,306)	(313,131)

	$144,034	$145,504

4.	Business Acquisitions:

The Company acquired one physician group practice and made contingent purchase price payments on certain prior period acquisitions during the three months ended March 31, 2008. In connection with these acquisition payments, the Company recorded goodwill of approximately $6.1 million, other identifiable intangible assets consisting of physician and hospital agreements of approximately $407,000, and liabilities of approximately $154,000 as of March 31, 2008. The Company has not yet completed the purchase price allocation for the physician group practice acquired during the three months ended March 31, 2008.

Certain purchase agreements related to the Company’s acquisitions contain contingent purchase price provisions based on volume and other performance measures. Potential payments under these provisions are not contingent upon the future employment of the sellers. The amount of the payments due under these provisions cannot be determined until the specific targets or measures are attained. In some cases, the sellers are eligible for annual contingent purchase price payments over a three-to-five year period based on the growth in profitability of the physician practice with no stated limit on the annual payment amount. Under all other contingent purchase price provisions, payments of up to $18.2 million may be due through 2012 as of March 31, 2008.

The results of operations of the one practice acquired during the three months ended March 31, 2008 has been included in the Company’s Condensed Consolidated Financial Statements from its date of acquisition. The following unaudited pro forma information combines the consolidated results of operations of the Company and the physician group practice operations acquired during 2008 and 2007 as if the transactions had occurred at the beginning of the respective periods (in thousands, except for per share data):

	Three Months Ended March 31,
	2008	2007
Net patient service revenue	$247,273	$231,679
Net income	$55,873	$28,000
Net income per share:
Basic	$1.17	$0.58
Diluted	$1.14	$0.56

The pro-forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

5.	Cash Equivalents and Investments:

Effective January 1, 2008, certain cash equivalents carried by the Company are subject to the provisions of FAS 157. Under FAS 157, the Company is required to measure the fair value of its financial assets using a three-tier fair value hierarchy. Based on this hierarchy, the Company determined the fair value of its money market funds using quoted market prices, a Level 1 or an observable input as defined under FAS 157. As of March 31, 2008, the Company’s cash equivalents consisted entirely of money market funds with a fair value of $22.7 million.

Investments consist of held-to-maturity securities issued primarily by the U.S. Treasury, other U.S. Government corporations and agencies and states of the United States. Investments with remaining maturities of less than one year are classified as short-term investments. Investments classified as long-term have maturities of one to three years.

The Company intends and has the ability to hold its held-to-maturity securities to maturity, and therefore carries such investments at amortized cost in accordance with the provisions of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Held-to-maturity securities are not subject to the fair value requirements of FAS 157.

The Company's investments held at March 31, 2008, and December 31, 2007, are summarized as follows (in thousands):

	March 31, 2008		December 31, 2007
	Short-Term	Long-Term	Short-Term	Long-Term
U.S. Treasury Securities	$500	$—	$500	$—
Federal Home Loan Securities	6,183	3,006	4,901	2,614
Municipal Debt Securities	14,832	8,613	12,641	13,355
Federal Farm Credit Bank Discount Note	—	500	—	1,500

	$21,515	$12,119	$18,042	$17,469

6.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Accounts payable	$6,802	$5,574
Accrued salaries and bonuses	35,664	119,687
Accrued payroll taxes and benefits	14,383	14,984
Accrued professional liability risks	78,738	75,091
Accrual for uncertain tax positions (Note 8)	19,510	12,922
Other accrued expenses	14,451	14,862

	$169,548	$243,120

The decrease in accrued salaries and bonuses from $119.7 million at December 31, 2007 to $35.7 million at March 31, 2008 is primarily due to the decrease in the Company’s liabilities for performance-based incentive compensation. A majority of the Company's payments for performance-based incentive compensation are paid annually in the first quarter of each year.

7.	Stock Incentive Plans and Stock Purchase Plans:

The Company has a stock option plan (the “Option Plan”) under which stock options are presently outstanding but no new additional grants may be made. The Company also has a 2004 Incentive Compensation Plan (the “2004 Incentive Plan”) under which stock options, restricted stock, stock appreciation rights, deferred stock, other stock-related and performance-related awards may be made to key employees. To date, the only equity awards made by the Company under the 2004 Incentive Plan are for stock options and restricted stock. Collectively, the Option Plan and the 2004 Incentive Plan are the Company's Stock Incentive Plans (the “Stock Incentive Plans”). The Company also has employee Stock Purchase Plans (the “Stock Purchase Plans”) under which employees may purchase the Company's common stock at 85% of market value on designated dates.

Under the 2004 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. The Company recognizes compensation expense related to its restricted stock awards ratably over the corresponding vesting periods. During the three months ended March 31, 2008, the Company granted 5,500 stock options to key employees under the 2004 Incentive Plan. At March 31, 2008, the Company had approximately 1.2 million shares available for future grants and awards under the 2004 Incentive Plan. During the three months ended March 31, 2008, approximately 22,000 shares were issued under the Stock Purchase Plans. At March 31, 2008, the Company had approximately 86,000 shares reserved under the Stock Purchase Plans.

During the three months ended March 31, 2008 and 2007, the Company recognized approximately $4.9 million and $4.5 million, respectively, of stock-based compensation expense related to the Stock Incentive Plans and the Stock Purchase Plans. The excess tax benefit recognized in additional paid-in capital related to the exercise of stock options and the vesting of restricted stock for the three months ended March 31, 2008 was approximately $2.4 million.

In July 2007, the Audit Committee of the Board of Directors completed an independent comprehensive review of the Company’s stock option granting practices and made certain findings with respect to these practices. Based on these findings, management concluded that incorrect measurement dates were used for certain stock option grants in prior periods all as more fully detailed in the Company's 2006 Form 10-K.

In February 2007, the Board of Directors adopted a program providing for increases in the exercise price of certain options that were subject to changes in measurement dates and authorizing the Company to make compensating payments in 2008 for the difference to affected employees, other than executive officers. In July 2007, the Board of Directors finalized the increase in the exercise price of these options and authorization of these compensating payments. In January 2008, the Company completed the program, making compensating payments of approximately $2.2 million to the affected employees.

In March 2008, the Board of Directors adopted a new 2008 Incentive Compensation Plan which will be voted upon by the Company's shareholders at the 2008 Annual Shareholders' Meeting to be held on May 23, 2008.

8.	Accounting for Uncertain Tax Positions:

As of March 31, 2008 and December 31, 2007, the Company’s total liability for unrecognized tax benefits was $25.7 million and $29.8 million, respectively. The Company had approximately $21.1 million of unrecognized tax benefits that, if recognized, would favorably impact its effective tax rate at March 31, 2008.

The Company includes interest and penalties related to income tax liabilities in income tax expense. As of March 31, 2008 and December 31, 2007, the Company's accrued interest and penalties totaled $8.3 million and $6.7 million, respectively. Interest and penalties included in income tax expense for the three months ended March 31, 2008 totaled $1.6 million.

The Company's liability for uncertain tax positions could be reduced over the next 12 months by approximately $14.1 million, excluding accrued interest, due to the expiration of statutes of limitation or settlements with taxing authorities. Additionally, the Company anticipates that its liability for uncertain tax positions will be increased over the next 12 months by additional taxes of approximately $2.2 million. Although the Company anticipates additional changes in its liability for uncertain tax positions related to certain temporary differences, an estimate of the range of such changes cannot be made at this time.

The Company is subject to taxes in the United States, the states in which it operates, and the Commonwealth of Puerto Rico. Significant judgment is required in evaluating the Company's tax positions and determining its provision for taxes. The Company's tax returns are routinely audited in the ordinary course of business and settlements of issues raised in these audits can sometimes affect the Company's tax provisions. The Company is currently subject to U.S. Federal income tax examinations for the tax years 2004 through 2007 and Commonwealth of Puerto Rico income tax examinations for the tax years 2001 and 2003 through 2007.

The following table summarizes the activity related to the Company's unrecognized tax benefits for the three months ended March 31, 2008 (in thousands):

Balance at December 31, 2007	$29,769
Increases related to prior year tax positions	2,633
Decreases related to prior year tax positions	(8,457)
Increases related to current year tax positions	1,710

Balance at March 31, 2008	$25,655

At March 31, 2008, accounts payable and accrued expenses and other liabilities as presented in the Company's Condensed Consolidated Balance Sheets include $15.9 million and $9.8 million, respectively, related to the Company's total liability for unrecognized tax benefits of $25.7 million. At December 31, 2007, accounts payable and accrued expenses and other liabilities as presented in the Company's Condensed Consolidated Balance Sheets include $11.6 million and $18.2 million, respectively, related to the Company's total liability for unrecognized tax benefits of $29.8 million.

9.	Common and Common Equivalent Shares:

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common and potential common shares outstanding during the applicable period. Potential common shares consist of the dilutive effect of outstanding options and non-vested restricted stock calculated using the treasury- stock method. Under the treasury-stock method, the Company calculates the assumed excess tax benefits related to the potential exercise or vesting of its stock-based awards using the difference between the average market price for the applicable period less the option price, if any, and the fair value of the stock-based award on the date of grant multiplied by the applicable tax rate.

The calculation of shares used in the basic and diluted net income per share calculation for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Weighted average number of common shares outstanding	47,572	48,366
Weighted average number of dilutive common shares equivalents	1,361	1,544

Weighted average number of common and common equivalent shares outstanding	48,933	49,910

The Company had approximately 6,000 and 7,000 outstanding anti-dilutive employee stock options as of March 31, 2008 and 2007, respectively. All anti-dilutive stock options are excluded from the computation of diluted earnings per share.

10.	Common Stock Repurchase Program:

In December 2007, the Company's Board of Directors authorized a $100 million share repurchase program subject to price, general economic and market conditions and trading restrictions. In March 2008, the Company completed the repurchase program by repurchasing approximately 1.5 million shares of its common stock for approximately $100 million.

11.	Discontinued Operations:

On February 29, 2008, the Company completed the sale of its newborn metabolic screening laboratory business in a cash transaction for gross proceeds of approximately $66.0 million. The acquiring entity may make certain tax elections that will result in additional proceeds to the Company. Any such additional proceeds will be directly offset by an increase in the Company's tax provision. The Company has retained contingent liabilities relating to certain unresolved legal matters as of the sale date. The Company believes that the outcome of these legal matters will not have a material adverse effect on its business, financial condition or results of operations.

In accordance with FAS 144, the assets and liabilities related to the laboratory business were classified as held for sale at December 31, 2007, and its business operations are considered discontinued operations for all periods presented.

The following assets and liabilities were classified as current assets and liabilities held for sale at December 31, 2007 (in thousands):

Assets Held for Sale:
Cash and cash equivalents	$50
Accounts receivable, net	1,862
Prepaid expenses	135
Deferred income taxes	482
Other current assets	675
Property and equipment, net	640
Goodwill	24,772
Other assets, net	1,247

Assets held for sale	$29,863

Liabilities Held for Sale:
Accounts payable and accrued expenses	$162
Deferred income taxes	1,944

Liabilities held for sale	$2,106

Income from discontinued operations, net of income taxes as reported in the Company's Condensed Consolidated Statements of Income for the three months ended March 31, 2008 and 2007, includes net patient service revenue of $2.5 million and $3.5 million, respectively. Pretax profit, excluding the pretax gain on sale, included in income from discontinued operations for the three months ended March 31, 2008 and 2007 was $864,000 and $1.0 million, respectively. The pretax gain on sale included in income from discontinued operations for the three months ended March 31, 2008 was $38.1 million.

12.	Commitments and Contingencies:

In July 2007, the Audit Committee of the Board of Directors concluded a comprehensive review of the Company’s historical practices related to the granting of stock options with the assistance of independent legal counsel and forensic accounting experts. At the commencement of the review, the Company voluntarily contacted the staff of the Securities and Exchange Commission (“SEC”) regarding the Audit Committee’s review and subsequently the SEC notified the Company that it had commenced a formal investigation into the Company's stock option granting practices. The Company also had discussions with the U.S. Attorney’s office for the Southern District of Florida regarding the Audit Committee’s review and, in response to a subpoena, provided the office with various documents and information related to its stock option granting practices. The Company intends to continue full cooperation with the U.S. Attorney’s office and the SEC. The Company cannot predict the outcome of these matters.

In April 2008, the United States District Court for the Southern District of Florida entered a final judgment approving a Stipulation of Settlement to resolve a shareholder derivative lawsuit that was filed by Jacob Schwartz, one of the shareholders who had submitted a demand letter, in the United States District Court for the Southern District of Florida in August 2007, naming the Company as a nominal defendant and also naming as defendants certain of the Company's current and former officers and directors. The lawsuit alleged that all or some of the defendant officers and directors, among other things, breached their fiduciary duties to the Company, violated the federal securities laws, and engaged in corporate waste, gross mismanagement, unjust enrichment and constructive fraud in connection with the Company’s historical stock option practices. In consideration for the full settlement and release of claims against all defendants, the Stipulation of Settlement provided for the Company's payment of $1.5 million in attorneys' fees and costs to the plaintiff’s counsel and recognition that the plaintiff’s demand letter, which was received prior to the commencement of the lawsuit, was a significant contributing factor to the implementation of various measures to enhance the Company's stock option practices. The payment to the plaintiff’s counsel was covered by insurance.

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

As part of the Federal Settlement Agreement, the Company entered into a five-year Corporate Integrity Agreement with the Office of Inspector General of the Department of Health and Human Services (the “OIG”). The Corporate Integrity Agreement acknowledges the existence of the Company's comprehensive Compliance Plan, which provides for policies and procedures aimed at promoting the Company's adherence with FHC Program requirements and requires the Company to maintain the Compliance Plan in full operation for the term of the Corporate Integrity Agreement. See “Government Regulation—Compliance Plan.” In addition, the Corporate Integrity Agreement requires, among other things, that the Company must comply with the following integrity obligations during the term of the Corporate Integrity Agreement:

•	maintaining a Compliance Officer and Compliance Committee to administer the Company's compliance with FHC Program requirements, the Compliance Plan and the Corporate Integrity Agreement;

•

maintaining the Code of Conduct previously developed, implemented, and distributed to the Company's officers, directors, employees, contractors, subcontractors, agents, or other persons who provide patient care items or services (the “Covered Persons”);

•	maintaining the written policies and procedures previously developed and implemented regarding the operation of the Compliance Plan and the Company's compliance with FHC Program requirements;

•	providing general compliance training to the Covered Persons as well as specific training to the Covered Persons who perform coding functions relating to claims for reimbursement from any FHC Program;

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

•	reporting and returning overpayments received from FHC Programs;

•	submitting reports to the OIG regarding the Company's compliance with the Corporate Integrity Agreement; and

•

maintaining for inspection, for a period of six years from the effective date, all documents and records relating to reimbursement from the FHC Programs and compliance with the Corporate Integrity Agreement.

Failure to comply with the duties under the Corporate Integrity Agreement could result in substantial monetary penalties and in the case of a material breach, could even result in the Company's being excluded from participating in FHC Programs. Management believes the Company was in compliance with the Corporate Integrity Agreement as of March 31, 2008.

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

13.	Subsequent Events:

Since March 31, 2008, the Company completed the acquisition of two pediatric cardiology physician practices and a neonatology physician practice. Total consideration paid for these acquired practices was $22.9 million in cash. The purchase agreements related to these acquisitions contain contingent purchase price provisions based on volume and other performance measures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the principal factors that have affected our financial condition and results of operations, as well as our liquidity and capital resources, for the periods described. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K. As used in this Quarterly Report, the terms “Pediatrix”, the “Company”, “we”, “us” and “our” refer to Pediatrix Medical Group, Inc. and its consolidated subsidiaries (“PMG”), together with PMG’s affiliated professional associations, corporations and partnerships (“affiliated professional contractors”). PMG has contracts with its affiliated professional contractors, which are separate legal entities that provide physician services in certain states and Puerto Rico.

The following discussion contains forward-looking statements. Please see the Company’s most recent Annual Report on Form 10-K, including the section entitled “Risk Factors,” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. In addition, please see “Caution Concerning Forward-Looking Statements” below.

We completed the acquisition of a maternal-fetal physician practice during the three months ended March 31, 2008. During the three months ended March 31, 2007, we completed the acquisition of two neonatal physician practices. Based on past results, we expect that we can improve the results of these practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as operating and cost savings, based upon the significant infrastructure we have developed.

Our results of operations for the three months ended March 31, 2008 and 2007 include the results of operations for these physician group practices from their respective dates of acquisition and therefore are not comparable in some respects.

In February 2008, we completed the sale of our newborn metabolic screening laboratory business in a cash transaction for approximately $66.0 million. The sale of the laboratory is intended to allow us to focus more resources to support the continued expansion of our clinical and administrative competencies within physician services. See Note 11 to the Condensed Consolidated Financial Statements for more information regarding the sale of our newborn metabolic screening laboratory business.

In December 2007, our Board of Directors authorized a $100 million share repurchase program to repurchase shares of the Company’s common stock in open market purchases subject to price, general economic and market conditions and trading restrictions. In March 2008, we completed the share repurchase program having bought approximately 1.5 million shares for approximately $100 million.

In July 2007, the Audit Committee of our Board of Directors completed an independent comprehensive review of our stock option granting practices and made certain findings with respect to these practices. Based on these findings, management concluded that incorrect measurement dates were used for certain stock option grants in prior periods. Our results of operations for the three months ended March 31, 2007 include professional fees incurred in order to complete the review. In addition, our results of operations for the three months ended March 31, 2007 reflect costs to cover Internal Revenue Code Section 409A (“409A”) tax obligations on behalf of employees and other payments to employees as a result of stock option measurement date revisions.

Results of Operations

Three Months Ended March 31, 2008 as Compared to Three Months Ended March 31, 2007

Our net patient service revenue increased $34.7 million, or 16.4%, to $245.6 million for the three months ended March 31, 2008, as compared to $210.9 million for the same period in 2007. Of this $34.7 million increase, $18.5 million, or 53.3%, was attributable to revenue generated from acquisitions completed after December 31, 2006. Same-unit net patient service revenue increased $16.2 million, or 7.8%, for the three months ended March 31, 2008. The change in same-unit net patient service revenue was the result of increased revenue of approximately $9.5 million related to pricing and reimbursement factors and approximately $6.7 million from higher patient service volumes across our subspecialties. The net increase in revenue of $9.5 million related to pricing and reimbursement factors is due to: (i) increased reimbursement for physician services from the Texas Medicaid program beginning in September 2007; (ii) improved managed care contracting; and (iii) increased revenue related to hospital contract administrative fees due to expanded services in existing practices; partially offset by (iv) a decrease in revenue caused by a slight increase in the percentage of our patients being enrolled in government-sponsored programs. Payments received from government-sponsored programs are substantially less than payments received from commercial insurance payors for equivalent services. Increased revenue of $6.7 million from higher patient service volumes includes $2.8 million from a 1.9% increase in neonatal intensive care unit patient days and $3.9 million from volume growth in maternal fetal, pediatric cardiology and other services, including hearing screens and newborn nursery services. Excluding the additional calendar day in February for the 2008 leap year, the increase in neonatal intensive care unit patient days was .7%. Same units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased $21.0 million, or 16.1%, to $151.4 million for the three months ended March 31, 2008, as compared to $130.4 million for the same period in 2007. The net increase was primarily attributable to: (i) increased costs associated with new physicians and other staff of approximately $21.2 million to support acquisition-related growth and volume growth at existing units; and (ii) an increase in incentive compensation of $2.8 million as a result of operational improvements at the physician-practice level and an increase in the number of physician practices participating in our incentive compensation program; partially offset by (iii) a decrease in costs, on a comparative basis, related to 409A tax obligations of $3.0 million accrued during the three months ended March 31, 2007.

Practice supplies and other operating expenses increased $1.8 million, or 23.6%, to $9.7 million for the three months ended March 31, 2008, as compared to $7.9 million for the same period in 2007. The increase was primarily attributable to supply and maintenance costs and other costs to support acquisition-related growth and volume growth at existing units.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses decreased $3.2 million, or 9.9%, to $29.8 million for the three months ended March 31, 2008, as compared to $33.0 million for the same period in 2007. This $3.2 million net decrease was primarily due to: (i) a decrease in costs, on a comparative basis, related to 409A tax obligations of $3.4 million accrued during the three months ended March 31, 2007; and (ii) a decrease in costs, on a comparative basis, related to stock option review professional fees of $1.5 million incurred during the three months ended March 31, 2007; partially offset by (iii) an increase in salaries and benefits and other general and administrative expenses of $1.7 million related to the continued growth of the Company.

Depreciation and amortization expense increased by $638,000, or 29.3%, to $2.8 million for the three months ended March 31, 2008, as compared to $2.2 million for the same period in 2007. This increase was attributable to the depreciation of fixed asset additions and the amortization of intangible assets related to acquisitions.

Income from operations increased $14.4 million, or 38.5%, to $51.9 million for the three months ended March 31, 2008, as compared to $37.5 million for the same period in 2007. Our operating margin increased to 21.1% for the three months ended March 31, 2008, as compared to 17.8% for the same period in 2007. The net increase in our operating margin is primarily due to: (i) decreased costs, on a comparative basis, of $7.9 million related to 409A tax obligations and stock option review professional fees incurred during the three months ended March 31, 2007; and (ii) margin improvement from improved management of general and administrative expenses during the three months ended March 31, 2008; partially offset by (iii) a decline in operating margin related to increased practice salaries and benefits during the three months ended March 31, 2008.

We recorded net investment income of $928,000 for the three months ended March 31, 2008, as compared to net investment income of $1.6 million for the same period in 2007. The decrease in net investment income is primarily due to a decrease in funds available to invest as a result of stock repurchase programs and practice acquisitions completed in late 2007 and the first quarter of 2008, as well as lower returns on our outstanding investment balances. Interest expense for the three months ended March 31, 2008 and 2007, consisted of interest charges, commitment fees and amortized debt costs associated with our revolving credit facility (“Line of Credit”).

Our effective income tax rate was 39.21% for the three months ended March 31, 2008, as compared to 36.16% for the same period in 2007. Our effective tax rate for the three months ended March 31, 2007 was affected by the recognition of $1.2 million of tax benefits on uncertain tax positions as a result of the expiration of the statute of limitations on certain filed tax returns. The tax benefit related to 2007 was partially offset by an increase in our provision for uncertain tax positions as a result of the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) and increased taxes as a result of tax law changes in the State of Texas. We anticipate our effective tax rate will be approximately 39.25% for all of 2008, excluding any adjustments related to reductions in liabilities for uncertain tax positions.

Income from discontinued operations, net of income taxes for the three months ended March 31, 2008 was $23.7 million, compared to $589,000 for the same period in 2007. Income from discontinued operations represents the financial results of our newborn metabolic screening laboratory business. In February 2008, we completed the sale of our newborn metabolic screening laboratory business in a cash transaction for approximately $66.0 million. The net increase in income from discontinued operations for the three months ended March 31, 2008 is due to the gain on the sale of this business, net of income taxes, of $23.2 million. See Note 11 to the Condensed Consolidated Financial Statements for more information regarding the sale of our newborn metabolic screening laboratory business.

Net income increased to $55.8 million for the three months ended March 31, 2008, as compared to $25.6 million for the same period in 2007. Net income for the three months ended March 31, 2008 includes the after-tax gain of $23.2 million on the sale of our newborn metabolic screening business. Net income for the three months ended March 31, 2007 includes $4.8 million for the after-tax impact of costs to cover 409A tax obligations and professional fees related to our stock option review, and the recognition of $1.2 million of tax benefits on uncertain tax positions.

Diluted net income per common and common equivalent share was $1.14 on weighted average shares outstanding of 48.9 million for the three months ended March 31, 2008, as compared to $.51 on weighted average shares outstanding of 49.9 million for the same period in 2007. The net decrease in weighted average shares outstanding was primarily due to the impact of shares repurchased in late 2007 and through March 2008 under repurchase programs approved by our Board of Directors in August 2007 and December 2007, partially offset by an increase in weighted average shares from the exercise of employee stock options, the vesting of restricted stock and the issuance of shares under our Stock Purchase Plans.

Liquidity and Capital Resources

As of March 31, 2008, we had $39.5 million of cash and cash equivalents on hand as compared to $102.8 million at December 31, 2007. In addition, we had working capital of $54.9 million at March 31, 2008, a decrease of $44.3 million from working capital of $99.2 million at December 31, 2007. This net decrease in working capital is primarily due to the use of funds for the repurchase of common stock under our most recent share repurchase program and physician practice acquisition payments, partially offset by year-to-date earnings from continuing operations, the after-tax gain of $23.2 million on the sale of our newborn metabolic screening laboratory business, and proceeds from the exercise of employee stock options and the issuance of common stock under our Stock Purchase Plans.

Our net cash used in operating activities was $27.3 million for the three months ended March 31, 2008, as compared to net cash used in operating activities of $30.8 million for the same period in 2007. The net decrease in our cash used in operating activities for the three months ended March 31, 2008 is primarily due to: (i) improved operating results; (ii) lower estimated tax payments, on a comparative basis, for the three months ended March 31, 2008; and (iii) improved collections on accounts receivable; partially offset by (iv) an increase in cash used in operations from an increase in our annual payments due under our performance-based incentive compensation program. Our operating results for the three months ended March 31, 2007 were affected by increased costs of $7.9 million related to 409A tax obligations and professional fees related to our stock option review.

During the three months ended March 31, 2008, accounts receivable decreased by $1.5 million, as compared to an increase of $2.2 million for the same period in 2007. The net decrease in accounts receivable during the three months ended March 31, 2008 is primarily due to a slight improvement in cash collections.

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

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Since December 31, 2007, our DSO has decreased slightly from 53.5 days at December 31, 2007 to 53.4 days at March 31, 2008.

During the three months ended March 31, 2008, cash used in operating activities related to accounts payable and accrued expenses was $73.3 million, compared to $60.8 million for the same period in 2007. This $12.5 million net increase is primarily due to an increase in our annual payments due under our performance-based incentive compensation program.

During the three months ended March 31, 2008, net cash used in operating activities included estimated tax payments of approximately $8.8 million, as compared to estimated tax payments of approximately $16.4 million for the same period in 2007.

During the three months ended March 31, 2008, our net cash provided from investing activities of $56.4 million included the proceeds from the sale of our newborn metabolic screening laboratory business of $66.0 and net proceeds of $1.9 million related to the purchase and maturity of investments, partially offset by physician practice acquisition payments and capital expenditures of $6.6 million and $4.9 million, respectively. Our acquisition payments were primarily related to the acquisition of a maternal-fetal and obstetric physician practice. Our capital expenditures were for medical equipment, computer and office equipment, software, furniture and other improvements at our office-based practices and our corporate and regional offices.

During the three months ended March 31, 2008, our net cash used in financing activities of $92.4 million consisted primarily of the $100 million repurchase of our common stock under the share repurchase program approved by our Board of Directors in December 2007, partially offset by $5.6 million of proceeds from the exercise of employee stock options and the issuance of common stock under our Stock Purchase Plans, and $2.3 million from the excess tax benefit of stock option exercises and restricted stock vestings.

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

At March 31, 2008, we believe we were in compliance with the financial covenants and other restrictions applicable to us under the Line of Credit. At March 31, 2008, we had no outstanding principal balance on our Line of Credit; however, we had outstanding letters of credit of $18.3 million which reduced the amount available on our Line of Credit.

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

Our cash equivalents typically consist of money market funds, commercial paper and overnight repurchase agreements. Our investments consist entirely of held-to-maturity securities issued primarily by the U.S. Treasury, other U.S. Government corporations and agencies and states of the United States. We maintain a conservative investment policy to preserve principal and minimize liquidity risk. All investment purchases are subject to maturity limit restrictions and high credit rating standards.

Contractual Obligations

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Accounting for uncertain tax positions under FIN 48 requires significant judgment and analyses as well as assumptions about future events. At March 31, 2008, our total liability for unrecognized tax benefits was $25.7 million, and the current portion of this liability was $15.9 million. Although we believe our liability for unrecognized tax benefits is adequate, it is difficult to predict the final outcome or the timing of the resolution of any particular tax matter. We may need to adjust our liability for unrecognized tax benefits as relevant circumstances evolve and we cannot predict when, or if, any future tax payments related to our uncertain tax positions may occur.

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

Our Line of Credit is subject to market risk and interest rate changes and bears interest at our option at (i) the base rate (defined as the higher of the Federal Funds Rate plus .5% or the Bank of America prime rate) or (ii) the Eurodollar rate plus an applicable margin rate ranging from .75% to 1.75% based on our consolidated leverage ratio. There was no outstanding principal balance under our Line of Credit at March 31, 2008. However, for every $10 million outstanding on our Line of Credit, a 1% change in interest rates would result in an impact to income before taxes of $100,000 per year.

Item 4.	Controls and Procedures

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

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

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

In April 2008, the United States District Court for the Southern District of Florida entered a final judgment approving a Stipulation of Settlement to resolve a shareholder derivative lawsuit that was filed by Jacob Schwartz, one of the shareholders who had submitted a demand letter, in the United States District Court for the Southern District of Florida in August 2007, naming us as a nominal defendant and also naming as defendants certain current and former officers and directors. The lawsuit alleged that all or some of the defendant officers and directors, among other things, breached their fiduciary duties to the Company, violated the federal securities laws, and engaged in corporate waste, gross mismanagement, unjust enrichment and constructive fraud in connection with our historical stock option practices. In consideration for the full settlement and release of claims against all defendants, the Stipulation of Settlement provided for our payment of $1.5 million in attorneys' fees and costs to the plaintiff’s counsel and recognition that the plaintiff’s demand letter, which was received prior to the commencement of the lawsuit, was a significant contributing factor to the implementation of various measures to enhance our stock option practices. The payment to the plaintiff’s counsel was covered by insurance.

In September 2006, we completed a final settlement agreement with the Department of Justice and a relator who initiated a “qui tam” complaint against us relating to our billing practices for services reimbursed by Medicaid, the Federal Employees Health Benefit program, and the United States Department of Defense’s TRICARE program for military dependents and retirees (“Federal Settlement Agreement”). In February 2007, we completed separate state settlement agreements with each state Medicaid program involved in the settlement (the “State Settlement Agreements”). Under the terms of the Federal Settlement Agreement and State Settlement Agreements, we paid $25.1 million to the federal government and participating state Medicaid programs in connection with our billing for neonatal services provided from January 1996 through December 1999.

As part of the Federal Settlement Agreement, we entered into a five-year Corporate Integrity Agreement with the Office of Inspector General of the Department of Health and Human Services (the “OIG”). The Corporate Integrity Agreement acknowledges the existence of our comprehensive Compliance Plan, which provides for policies and procedures aimed at promoting our adherence with FHC Program requirements and requires us to maintain the Compliance Plan in full operation for the term of the Corporate Integrity Agreement. See “Government Regulation—Compliance Plan.” In addition, the Corporate Integrity Agreement requires, among other things, that we must comply with the following integrity obligations during the term of the Corporate Integrity Agreement:

•	maintaining a Compliance Officer and Compliance Committee to administer our compliance with FHC Program requirements, the Compliance Plan and the Corporate Integrity Agreement;

•

maintaining the Code of Conduct previously developed, implemented, and distributed to the our officers, directors, employees, contractors, subcontractors, agents, or other persons who provide patient care items or services (the “Covered Persons”);

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

•

notifying the OIG of (i) new investigations or legal proceedings by a governmental entity or its agents involving an allegation that we have committed a crime or have engaged in fraudulent activities, (ii) matters that a reasonable person would consider a probable violation of criminal, civil or administrative laws applicable to any FHC Program for which penalties or exclusion may be imposed, and (iii) the purchase, sale, closure, establishment, or relocation of any facility furnishing items or services that are reimbursed under FHC Programs;

•	reporting and returning overpayments received from FHC Programs;

•	submitting reports to the OIG regarding our compliance with the Corporate Integrity Agreement; and

•

maintaining for inspection, for a period of six years from the effective date, all documents and records relating to reimbursement from the FHC Programs and compliance with the Corporate Integrity Agreement.

Failure to comply with the duties under the Corporate Integrity Agreement could result in substantial monetary penalties and in the case of a material breach, could even result in us being excluded from participating in FHC Programs. We believe we were in compliance with the Corporate Integrity Agreement as of March 31, 2008.

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

In the ordinary course of our business, we become involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by our affiliated physicians. Our contracts with hospitals generally require us to indemnify them and their affiliates for losses resulting from the negligence of our affiliated physicians. We may also become subject to other lawsuits which could involve large claims and significant defense costs. We believe based upon our review of pending actions and proceedings, that the outcome of such legal actions and proceedings will not have a material adverse effect on our business, financial condition or results of operations. The outcome of such actions and proceedings, however, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business, financial condition, results of operations and the trading price of our common stock.

Although we currently maintain liability insurance coverage intended to cover professional liability and certain other claims, we cannot assure that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us in the future where the outcomes of such claims are unfavorable. With respect to professional liability insurance, we self-insure our liabilities to pay deductibles through a wholly owned captive insurance subsidiary. Liabilities in excess of our insurance coverage, including coverage for professional liability and other claims, could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company's most recent Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2008, we completed the repurchase of approximately 1.5 million shares of our common stock in connection with a $100 million repurchase program that was approved by our Board of Directors in December 2007 and announced on December 19, 2007. All repurchases were made in open market transactions, subject to market conditions and trading restrictions.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program (in thousands)
January 1, 2008 to January 31, 2008	—	—	—	$100,000

February 1, 2008 to February 29, 2008	718,412	$67.17	718,412	51,743

March 1, 2008 to March 31, 2008	778,720	$66.45	778,720	—

Total	1,497,132		1,497,132

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEDIATRIX MEDICAL GROUP, INC.

Date:	May 8, 2008	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D., Chief Executive Officer (principal executive officer)

Date:	May 8, 2008	By:	/s/ Karl B. Wagner
Karl B. Wagner, Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Composite Articles of Incorporation of Pediatrix (incorporated by reference to Exhibit 3.1 to Pediatrix's Quarterly Report on Form 10-Q for the period ended March 31, 2006).

3.2	Amended and Restated Bylaws of Pediatrix (incorporated by reference to Exhibit 3.2 to Pediatrix’s Current Report on Form 8-K dated April 7, 2008).

3.3	Articles of Designation of Series A Junior Participating Preferred Stock of Pediatrix (incorporated by reference to Exhibit 3.1 to Pediatrix’s Current Report on Form 8-K dated March 31, 1999).

4.1	Rights Agreement, dated as of March 31, 1999, between Pediatrix and BankBoston, N.A., as rights agent including the form of Articles of Designations of Series A Junior Participating Preferred Stock and the form of Rights Certificate (incorporated by reference to Exhibit 4.1 to Pediatrix’s Current Report on Form 8-K dated March 31, 1999).

4.2	Amendment No. 1, dated March 28, 2008, to Rights Agreement, dated as of March 31, 1999, between Pediatrix and Computershare Trust Company, N.A. (successor rights agent to BankBoston, N.A.), (incorporated by reference to Exhibit 4.1 to Pediatrix’s Current Report on Form 8-K dated March 28, 2008).

4.3	Certificate of Adjustment to the Rights Agreement between Pediatrix and Computershare Trust Company N.A. (as successor to BankBoston, N.A.) as rights agent (incorporated by reference to Exhibit 4.2 to Pediatrix's Current Report on Form 8-K dated April 27, 2006).

31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.