Form 10-Q
period 2008-06-30
PEDIATRIX MEDICAL GROUP INC
filed 2008-08-05
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Shares of common stock outstanding as of July 31, 2008: 45,598,737.

PEDIATRIX MEDICAL GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

PEDIATRIX MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2008	December 31, 2007
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$14,233	$102,843
Short-term investments	22,989	18,042
Accounts receivable, net	148,605	145,504
Prepaid expenses	5,841	5,852
Deferred income taxes	44,358	53,390
Other assets	9,978	8,632
Assets held for sale	—	29,863

Total current assets	246,004	364,126
Investments	10,928	17,469
Property and equipment, net	35,046	31,162
Goodwill	904,675	858,919
Other assets, net	30,104	31,126

Total assets	$1,226,757	$1,302,802

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$202,031	$243,120
Current portion of long-term debt and capital lease obligations	204	469
Income taxes payable	19,144	19,192
Liabilities held for sale	—	2,106

Total current liabilities	221,379	264,887

Line of credit	57,500	—
Long-term debt and capital lease obligations	374	455
Deferred income taxes	42,935	40,489
Other liabilities	30,016	37,919

Total liabilities	352,204	343,750

Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 100,000 shares authorized; 45,560 and 48,421 shares issued and outstanding, respectively	456	484
Additional paid-in capital	541,120	556,836
Retained earnings	332,977	401,732

Total shareholders’ equity	874,553	959,052

Total liabilities and shareholders’ equity	$1,226,757	$1,302,802

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PEDIATRIX MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Net patient service revenue	$257,704	$223,262	$503,277	$434,186

Operating expenses:
Practice salaries and benefits	150,696	126,065	302,056	256,415
Practice supplies and other operating expenses	10,529	8,495	20,243	16,355
General and administrative expenses	31,016	29,300	60,772	62,331
Depreciation and amortization	2,939	2,219	5,755	4,397

Total operating expenses	195,180	166,079	388,826	339,498

Income from operations	62,524	57,183	114,451	94,688
Investment income	645	1,661	1,958	3,525
Interest expense	(335)	(122)	(720)	(343)

Income from continuing operations before income taxes	62,834	58,722	115,689	97,870
Income tax provision	24,662	23,019	45,388	37,174

Income from continuing operations	38,172	35,703	70,301	60,696

(Loss) income from discontinued operations, net of income taxes	(1,158)	612	22,519	1,201

Net income	$37,014	$36,315	$92,820	$61,897

Per common and common equivalent share data:
Income from continuing operations:
Basic	$0.82	$0.74	$1.49	$1.25

Diluted	$0.80	$0.71	$1.46	$1.21

(Loss) income from discontinued operations:
Basic	$(0.02)	$0.01	$0.48	$0.03

Diluted	$(0.02)	$0.01	$0.46	$0.03

Net income:
Basic	$0.80	$0.75	$1.97	$1.28

Diluted	$0.78	$0.72	$1.92	$1.24

Weighted average shares:
Basic	46,481	48,537	47,027	48,453

Diluted	47,654	50,125	48,293	50,019

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PEDIATRIX MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$92,820	$61,897
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	5,894	4,939
Stock-based compensation expense	9,889	8,322
Deferred income taxes	9,979	5,878
Gain on sale of assets	(36,237)	—
Changes in assets and liabilities:
Accounts receivable	(3,139)	(7,263)
Prepaid expenses and other assets	(1,859)	(3)
Other assets	370	(310)
Accounts payable and accrued expenses	(40,863)	(27,326)
Income taxes payable	118	(10,225)
Other liabilities	(6,990)	377

Net cash provided from operating activities	29,982	36,286

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(47,654)	(12,652)
Purchase of investments	(8,690)	(79,351)
Proceeds from sales or maturities of investments	10,284	119,269
Purchase of property and equipment	(8,187)	(3,345)
Proceeds from sale of assets	66,000	—

Net cash provided from investing activities	11,753	23,921

Cash flows from financing activities:
Borrowings on line of credit	76,700	—
Payments on line of credit	(19,200)	—
Payments on capital lease obligations	(362)	(333)
Excess tax benefit from exercises of stock options and vesting of restricted stock	3,951	1,887
Repurchases of common stock	(199,997)	—
Proceeds from issuance of common stock	8,585	5,250

Net cash (used in) provided from financing activities	(130,323)	6,804

Net (decrease) increase in cash and cash equivalents	(88,588)	67,011
Cash and cash equivalents at beginning of period	102,843	69,595
Cash held by discontinued operating unit at beginning of period	50	—
Cash held by discontinued operating unit on sale date	(72)	—

Cash and cash equivalents at end of period	$14,233	$136,606

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

The Condensed Consolidated Statements of Income for the three and six months ended June 30, 2008 and 2007 include stock-based compensation expense calculated in accordance with FAS 123(R) for the Company’s stock incentive plans and the Company’s employee stock purchase plans. In addition, the Company’s Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 include the excess tax benefits related to the exercise of stock options and the vesting of restricted stock as a cash inflow from financing activities. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards,” the Company has elected to use the short-cut method to account for its historical pool of excess tax benefits related to stock-based awards. See Note 7 to the Condensed Consolidated Financial Statements for more information on the Company’s stock incentive plans and stock purchase plans.

Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) (“FAS 141(R)”), “Business Combinations.” FAS 141(R) introduces significant changes in the accounting for and reporting of business acquisitions. FAS 141(R) continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. FAS 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. Upon adoption, FAS 141(R) will require the Company to measure contingent consideration at fair value at the acquisition date, and will also require the Company to expense certain acquisition costs as they are incurred. In addition, FAS 141(R) will impact the annual goodwill impairment test associated with acquisitions. FAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has not yet completed its evaluation of the impact of FAS 141(R).

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), “Fair Value Measures.” FAS 157 creates a common definition for fair value for recognition or disclosure purposes under generally accepted accounting principles. FAS 157 also establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. FAS 157 is effective for fiscal years beginning after November 15, 2007. As permitted by FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” the Company elected to defer the adoption of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Although the partial adoption of FAS 157 on January 1, 2008 had no impact on the Company’s financial statements, the Company will continue to evaluate the impact of FAS 157 on its nonfinancial assets, including goodwill and intangible assets, upon final adoption in 2009. See Note 5 to the Condensed Consolidated Financial Statements for information on the Company’s cash equivalents and investments.

In April 2008, the FASB issued Staff Position (“FSP”) No. 142-3, “Determination of the Useful Lives of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets.” The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. This FSP shall be effective for consolidated financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that FSP No. 142-3 will have on its consolidated financial statements.

Reclassifications

Reclassifications have been made to certain prior period financial statements to conform with the current quarter presentation.

3.	Accounts Receivable:

Accounts receivable consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Gross accounts receivable	$484,647	$458,635
Allowance for contractual adjustments and uncollectibles	(336,042)	(313,131)

	$148,605	$145,504

4.	Business Acquisitions:

The Company acquired five physician group practices and made contingent purchase price payments on certain prior period acquisitions during the six months ended June 30, 2008. In connection with these acquisition payments, the Company recorded goodwill of approximately $45.8 million and other identifiable intangible assets consisting of physician and hospital agreements of approximately $1.9 million. The Company has not yet completed the purchase price allocation for certain of the physician group practices acquired during the six months ended June 30, 2008, but management does not believe the additional adjustments are material.

Certain purchase agreements related to the Company’s acquisitions contain contingent purchase price provisions based on volume and other performance measures. Potential payments under these provisions are not contingent upon the future employment of the sellers. The amount of the payments due under these provisions cannot be determined until the specific targets or measures are attained. In some cases, the sellers are eligible for annual contingent purchase price payments over a two-to-five year period based on the growth in profitability of the physician practice with no stated limit on the annual payment amount. Under all other contingent purchase price provisions, payments of up to $24.2 million may be due through 2012 as of June 30, 2008.

The results of operations of each of the practices acquired during the six months ended June 30, 2008 have been included in the Company’s Condensed Consolidated Financial Statements from its date of acquisition. The following unaudited pro forma information combines the consolidated results of operations of the Company and the physician group practice operations acquired during 2008 and 2007 as if the transactions had occurred at the beginning of the respective periods (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net patient service revenue	$260,948	$249,784	$514,612	$488,188
Net income	$37,485	$39,641	$94,427	$68,766
Net income per share:
Basic	$0.81	$0.82	$2.01	$1.42
Diluted	$0.79	$0.79	$1.96	$1.37

The pro-forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

5.	Cash Equivalents and Investments:

Effective January 1, 2008, certain cash equivalents carried by the Company are subject to the provisions of FAS 157. Under FAS 157, the Company is required to measure the fair value of its financial assets using a three-tier fair value hierarchy. Based on this hierarchy, the Company determined the fair value of its money market funds using quoted market prices, a Level 1 or an observable input as defined under FAS 157. As of June 30, 2008, the Company’s cash equivalents consisted entirely of money market funds with a fair value of approximately $9.5 million.

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

The Company’s investments held at June 30, 2008 and December 31, 2007 are summarized as follows (in thousands):

	June 30, 2008		December 31, 2007
	Short-Term	Long-Term	Short-Term	Long-Term
U.S. Treasury Securities	$508	$—	$500	$—
Federal Home Loan Securities	5,571	3,255	4,901	2,614
Municipal Debt Securities	16,410	7,673	12,641	13,355
Federal Farm Credit Bank Discount Note	500	—	—	1,500

	$22,989	$10,928	$18,042	$17,469

6.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Accounts payable	$10,397	$5,574
Accrued salaries and bonuses	65,543	119,687
Accrued payroll taxes and benefits	15,966	14,984
Accrued professional liability risks	83,390	75,091
Accrual for uncertain tax positions (Note 8)	14,356	12,922
Other accrued expenses	12,379	14,862

	$202,031	$243,120

The net decrease in accrued salaries and bonuses from $119.7 million at December 31, 2007 to $65.5 million at June 30, 2008 is primarily due to the decrease in the Company’s liabilities for performance-based incentive compensation during the first quarter of 2008, partially offset by performance-based incentive compensation accrued during the six months ended June 30, 2008. A majority of the Company’s payments for performance-based incentive compensation is paid annually in the first quarter of each year.

7.	Stock Incentive Plans and Stock Purchase Plans:

On May 23, 2008, the Company’s shareholders approved the 2008 Incentive Compensation Plan (the “2008 Incentive Plan”). The terms of the 2008 Incentive Plan provide for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property. As provided in the 2008 Incentive Plan, no additional grants can be made from the Company’s prior incentive plans, except that new awards will be permitted under the 2004 Incentive Compensation Plan (the “2004 Incentive Plan”) to the extent that shares previously granted under the 2004 Incentive Plan are forfeited, expire or terminate. Under the 2008 Incentive Plan, a total of 6 million shares are available for the granting of awards, inclusive of the number of shares remaining available for grant under the 2004 Incentive Plan. To date, the only equity awards made by the Company under the 2008 Incentive Plan are for stock options and restricted stock. Collectively, the Company’s prior incentive plans and the 2008 Incentive Plan are the Company’s Stock Incentive Plans (the “Stock Incentive Plans”). The Company also has employee Stock Purchase Plans (the “Stock Purchase Plans”) under which employees may purchase the Company’s common stock at 85% of market value on designated dates.

Under the 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. The Company recognizes compensation expense related to its restricted stock awards ratably over the corresponding vesting periods. During the six months ended June 30, 2008, the Company granted approximately 742,000 stock options and approximately 225,000 shares of restricted stock to its employees under the Stock Incentive Plans. At June 30, 2008, the Company had approximately 4.8 million shares available for future grants and awards under the 2008 Incentive Plan. During the six months ended June 30, 2008, approximately 59,000 shares were issued under the Stock Purchase Plans. At June 30, 2008, the Company had approximately 49,000 shares reserved under the Stock Purchase Plans.

During the three and six months ended June 30, 2008 and 2007, the Company recognized approximately $4.9 million and $9.9 million, and $3.8 million and $8.3 million, respectively, of stock-based compensation expense related to the Stock Incentive Plans and the Stock Purchase Plans. The excess tax benefit recognized in additional paid-in capital related to the exercise of stock options and the vesting of restricted stock for the six months ended June 30, 2008 was approximately $4.1 million.

8.	Accounting for Uncertain Tax Positions:

As of June 30, 2008 and December 31, 2007, the Company’s total liability for unrecognized tax benefits was $22.0 million and $29.8 million, respectively. The Company had approximately $20.0 million of unrecognized tax benefits that, if recognized, would favorably impact its effective tax rate at June 30, 2008.

The Company includes interest and penalties related to income tax liabilities in income tax expense. As of June 30, 2008 and December 31, 2007, the Company’s accrued interest and penalties totaled $9.0 million and $6.7 million, respectively. Interest and penalties included in income tax expense for the six months ended June 30, 2008 totaled $2.3 million.

The Company’s liability for uncertain tax positions could be reduced over the next 12 months by approximately $6.4 million, excluding accrued interest, due to the expiration of statutes of limitation or settlements with taxing authorities. Additionally, the Company anticipates that its liability for uncertain tax positions will be increased over the next 12 months by additional taxes of approximately $2.2 million. Although the Company anticipates additional changes in its liability for uncertain tax positions related to certain temporary differences, an estimate of the range of such changes cannot be made at this time.

The Company is subject to taxes in the United States, the states in which it operates, and the Commonwealth of Puerto Rico. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for taxes. The Company’s tax returns are routinely audited in the ordinary course of business and settlements of issues raised in these audits can sometimes affect the Company’s tax provisions. The Company is currently subject to U.S. Federal income tax examinations for the tax years 2004 through 2007 and Commonwealth of Puerto Rico income tax examinations for the tax years 2001 and 2003 through 2007.

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the six months ended June 30, 2008 (in thousands):

Balance at December 31, 2007	$29,769
Increases related to prior year tax positions	4,547
Decreases related to prior year tax positions	(8,919)
Increases related to current year tax positions	1,236
Decreases related to current year tax positions	(1,710)
Settlements	(2,905)

Balance at June 30, 2008	$22,018

At June 30, 2008, accounts payable and accrued expenses and other liabilities as presented in the Company’s Condensed Consolidated Balance Sheets include $10.5 million and $11.5 million, respectively, related to the Company’s total liability for unrecognized tax benefits of $22.0 million. At December 31, 2007, accounts payable and accrued expenses and other liabilities as presented in the Company’s Condensed Consolidated Balance Sheets include $11.6 million and $18.2 million, respectively, related to the Company’s total liability for unrecognized tax benefits of $29.8 million.

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

The calculation of shares used in the basic and diluted net income per share calculation for the six months ended June 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average number of common shares outstanding	46,481	48,537	47,027	48,453
Weighted average number of dilutive common shares equivalents	1,173	1,588	1,266	1,566

Weighted average number of common and common equivalent shares outstanding	47,654	50,125	48,293	50,019

For the three months ended June 30, 2008 and 2007, the Company had approximately 51,000 and 393,000 anti-dilutive outstanding employee stock options, respectively, that have been excluded from the computation of diluted earnings per share. For the six months ended June 30, 2008 and 2007, the Company had approximately 50,000 and 393,000 anti-dilutive outstanding employee stock options, respectively, that have been excluded from the computation of diluted earnings per share. For the three and six months ended June 30, 2008, the Company had approximately 224,000 shares of anti-dilutive unvested restricted stock that have been excluded from the computation of earnings per share.

10.	Common Stock Repurchase Program:

In December 2007, the Company’s Board of Directors authorized a $100 million share repurchase program subject to price, general economic and market conditions and trading restrictions. The Company completed this repurchase program in March 2008 by repurchasing approximately 1.5 million shares of its common stock for approximately $100 million.

In May 2008, the Company’s Board of Directors authorized an additional $100 million share repurchase program subject to price, general economic and market conditions and trading restrictions. In June 2008, the Company completed this repurchase program by repurchasing approximately 1.9 million shares of its common stock for approximately $100 million.

11.	Discontinued Operations:

On February 29, 2008, the Company completed the sale of its newborn metabolic screening laboratory business in a cash transaction for gross proceeds of approximately $66.0 million. The acquiring entity may make certain tax elections that will result in additional proceeds to the Company. Any such additional proceeds will be directly offset by an increase in the Company’s tax provision. The Company has retained contingent liabilities relating to certain unresolved legal matters as of the sale date. The Company believes that the outcome of these legal matters will not have a material adverse effect on its business, financial condition or results of operations.

During the three months ended June 30, 2008, the Company corrected certain deferred taxes related to its newborn metabolic screening laboratory business attributable to basis differences between financial reporting and tax reporting. As a result, the Company’s pretax and after-tax gain on the sale was reduced from $38.1 million to $36.2 million, and from $23.2 million to $22.0 million, respectively.

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

Income from discontinued operations, net of income taxes, as reported in the Company’s Condensed Consolidated Statements of Income for the six months ended June 30, 2008, includes net patient service revenue of $2.5 million. Income from discontinued operations, net of income taxes, as reported in the Company’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2007, includes net patient service revenue of $3.5 million and $7.1 million, respectively. Pretax loss included in income from discontinued operations for the three months ended June 30, 2008 of $1.9 million is related to the revision of the gain calculation as described above. Pretax profit, excluding the pretax gain on sale, included in income from discontinued operations for the six months ended June 30, 2008 was $864,000. Pretax profit included in income from discontinued operations for the three and six months ended June 30, 2007 was $1.1 million and $2.1 million, respectively. The pretax gain on sale included in income from discontinued operations for the six months ended June 30, 2008 was $36.2 million.

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

In April 2008, the United States District Court for the Southern District of Florida entered a final judgment approving a Stipulation of Settlement to resolve a shareholder derivative lawsuit that was filed by Jacob Schwartz in the United States District Court for the Southern District of Florida in August 2007, naming the Company as a nominal defendant and also naming as defendants certain of the Company’s current and former officers and directors. The lawsuit alleged that all or some of the defendant officers and directors, among other things, breached their fiduciary duties to the Company, violated the federal securities laws, and engaged in corporate waste, gross mismanagement, unjust enrichment and constructive fraud in connection with the Company’s historical stock option practices. In consideration for the full settlement and release of claims against all defendants, the Stipulation of Settlement provided for the Company’s payment of $1.5 million in attorneys’ fees and costs to the plaintiff’s counsel and recognition that the plaintiff’s demand letter, which was received prior to the commencement of the lawsuit, was a significant contributing factor to the implementation of various measures to enhance the Company’s stock option practices. The payment to the plaintiff’s counsel was covered by insurance.

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

As part of the Federal Settlement Agreement, the Company entered into a five-year Corporate Integrity Agreement with the Office of Inspector General of the Department of Health and Human Services (the “OIG”). The Corporate Integrity Agreement acknowledges the existence of the Company’s comprehensive Compliance Plan, which provides for policies and procedures aimed at promoting the Company’s adherence with FHC Program requirements and requires the Company to maintain the Compliance Plan in full operation for the term of the Corporate Integrity Agreement. See “Government Regulation—Compliance Plan” in the Company’s most recently filed Annual Report on Form 10-K. In addition, the Corporate Integrity Agreement requires, among other things, that the Company must comply with the following integrity obligations during the term of the Corporate Integrity Agreement:

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

Failure to comply with the duties under the Corporate Integrity Agreement could result in substantial monetary penalties, and in the case of a material breach, could even result in the Company being excluded from participating in FHC Programs. Management believes the Company was in compliance with the Corporate Integrity Agreement as of June 30, 2008.

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

Since June 30, 2008, the Company completed the acquisition of one anesthesiology practice and one maternal-fetal medicine practice. Total consideration paid for these acquired practices was $45.8 million in cash. The purchase agreement related to the maternal-fetal medicine practice acquisition contains contingent purchase price provisions based on certain performance measures.

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

During the six months ended June 30, 2008, we completed the acquisition of five physician group practices consisting of three cardiology practices, one maternal-fetal practice and one neonatal practice. In July 2008, we completed the acquisition of our second anesthesiology practice and a maternal-fetal practice. During the six months ended June 30, 2007, we completed the acquisition of two neonatal physician practices. Based on past results, we expect that we can improve the results of these practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as operating and cost savings, based upon the significant infrastructure we have developed.

Our results of operations for the three and six months ended June 30, 2008 and 2007 include the results of operations for the physician group practices completed prior to July 2008 from their respective dates of acquisition and therefore are not comparable in some respects.

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

During the six months ended June 30, 2008, we completed two separate $100 million share repurchase programs that were authorized by our Board of Directors in December 2007 and May 2008. In March 2008, we completed the first share repurchase program having bought approximately 1.5 million shares for approximately $100 million. In June 2008, we completed the second share repurchase program having bought approximately 1.9 million shares for approximately $100 million. All repurchases of our common stock were made in the open market subject to price, general economic and market conditions and trading restrictions.

In July 2007, the Audit Committee of our Board of Directors completed an independent comprehensive review of our stock option granting practices and made certain findings with respect to these practices. Based on these findings, management concluded that incorrect measurement dates were used for certain stock option grants in prior periods. Our results of operations for the three and six months ended June 30, 2007 include professional fees incurred in order to complete the review. In addition, our results of operations for the six months ended June 30, 2007 reflect costs to cover Internal Revenue Code Section 409A (“409A”) tax obligations on behalf of employees and other payments to employees as a result of stock option measurement date revisions.

Results of Operations

Three Months Ended June 30, 2008 as Compared to Three Months Ended June 30, 2007

Our net patient service revenue increased $34.4 million, or 15.4%, to $257.7 million for the three months ended June 30, 2008, as compared to $223.3 million for the same period in 2007. Of this $34.4 million increase, $23.2 million, or 67.4%, was attributable to revenue generated from acquisitions completed after March 31, 2007. Same-unit net patient service revenue increased $11.2 million, or 5.1%, for the three months ended June 30, 2008. The change in same-unit net patient service revenue was the result of increased revenue of approximately $9.7 million related to pricing and reimbursement factors and approximately $1.5 million from higher patient service volumes. The net increase in revenue of $9.7 million related to pricing and reimbursement factors is primarily due to: (i) improved managed care contracting; (ii) increased reimbursement for physician services from the Texas Medicaid program beginning in September 2007; and (iii) increased revenue related to hospital contract administrative fees due to expanded services in existing practices. Our net increase in revenue of $1.5 million from higher patient service volumes includes $3.9 million from volume growth in maternal-fetal, pediatric cardiology and other services, including hearing screens and newborn nursery services, partially offset by decreased revenue of $2.4 million from a 1.4% decrease in neonatal intensive care unit patient days. Same units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased $24.6 million, or 19.5%, to $150.7 million for the three months ended June 30, 2008, as compared to $126.1 million for the same period in 2007. This $24.6 million increase was attributable to: (i) increased costs associated with new physicians and other staff of approximately $22.6 million to support acquisition-related growth and volume growth at existing units; and (ii) an increase in incentive compensation of $2.0 million as a result of operational improvements at the physician-practice level and an increase in the number of physician practices participating in our incentive compensation program.

Practice supplies and other operating expenses increased $2.0 million, or 23.9%, to $10.5 million for the three months ended June 30, 2008, as compared to $8.5 million for the same period in 2007. The increase was primarily attributable to supply and maintenance costs and other costs to support acquisition-related growth.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $1.7 million, or 5.9%, to $31.0 million for the three months ended June 30, 2008, as compared to $29.3 million for the same period in 2007. This $1.7 million net increase was primarily due to an increase in salaries and benefits and other general and administrative expenses of $3.5 million related to the continued growth of the Company partially offset by a decrease in costs, on a comparative basis, related to stock option review professional fees of $1.8 million incurred during the three months ended June 30, 2007.

Depreciation and amortization expense increased by $720,000, or 32.4%, to $2.9 million for the three months ended June 30, 2008, as compared to $2.2 million for the same period in 2007. This increase was attributable to the depreciation of fixed asset additions and the amortization of intangible assets related to acquisitions.

Income from operations increased $5.3 million, or 9.3%, to $62.5 million for the three months ended June 30, 2008, as compared to $57.2 million for the same period in 2007. Our operating margin decreased to 24.3% for the three months ended June 30, 2008, as compared to 25.6% for the same period in 2007. This net decrease of 1.3% is primarily due to: (i) the addition of anesthesia services and growth in our office-based practices which have lower operating margins than neonatal services; and (ii) lower volume in our neonatal practices; partially offset by (iii) improved management of general and administrative expenses during the three months ended June 30, 2008; and (iv) a decrease in costs, on a comparative basis, related to stock option review professional fees of $1.8 million incurred during the three months ended June 30, 2007.

We recorded net investment income of $310,000 for the three months ended June 30, 2008, as compared to net investment income of $1.5 million for the same period in 2007. The decrease in net investment income is primarily due to a decrease in funds available to invest as a result of stock repurchase programs and practice acquisitions completed during 2008, as well as lower returns on our outstanding investment balances. Interest expense for the three months ended June 30, 2008 and 2007, consisted of interest charges, commitment fees and amortized debt costs associated with our revolving credit facility (“Line of Credit”).

Our effective income tax rate was 39.25% for the three months ended June 30, 2008, as compared to 39.20% for the same period in 2007.

Income from continuing operations increased $2.5 million, or 6.9%, to $38.2 million for the three months ended June 30, 2008, as compared to $35.7 million for the same period in 2007. Income from continuing operations for the three months ended June 30, 2007 includes after-tax costs of $1.1 million for professional fees related to our stock option review.

Diluted income from continuing operations per common and common equivalent share was $.80 on weighted average shares outstanding of 47.7 million for the three months ended June 30, 2008, as compared to $.71 on weighted average shares outstanding of 50.1 million for the same period in 2007. The net decrease in weighted average shares outstanding was primarily due to the impact of shares repurchased in late 2007 and 2008 under repurchase programs approved by our Board of Directors in August 2007, December 2007 and May 2008, partially offset by an increase in weighted average shares from the exercise of employee stock options, the vesting of restricted stock and the issuance of shares under our Stock Purchase Plans.

Loss from discontinued operations, net of income taxes for the three months ended June 30, 2008 was $1.2 million, compared to income from discontinued operations, net of income taxes of $612,000 for the three months ended June 30, 2007. In February 2008, we completed the sale of our newborn metabolic screening laboratory business in a cash transaction for approximately $66.0 million. The loss from discontinued operations, net of income taxes of $1.2 million for the three months ended June 30, 2008 is related to the correction of certain deferred taxes related to the sale of our newborn metabolic screening laboratory business. Income from discontinued operations, net of income taxes of $612,000 for the three months ended June 30, 2007 represents the financial results of our newborn metabolic screening laboratory business. See Note 11 to the Condensed Consolidated Financial Statements for more information regarding the sale of our newborn metabolic screening laboratory business.

Net income increased to $37.0 million for the three months ended June 30, 2008, as compared to $36.3 million for the same period in 2007.

Diluted net income per common and common equivalent share was $.78 on weighted average shares outstanding of 47.7 million for the three months ended June 30, 2008, as compared to $.72 on weighted average shares outstanding of 50.1 million for the same period in 2007.

Six Months Ended June 30, 2008 as Compared to Six Months Ended June 30, 2007

Our net patient service revenue increased $69.1 million, or 15.9%, to $503.3 million for the six months ended June 30, 2008, as compared to $434.2 million for the same period in 2007. Of this $69.1 million increase, $41.6 million, or 60.2%, was attributable to revenue generated from acquisitions completed after December 31, 2006. Same-unit net patient service revenue increased $27.5 million, or 6.5%, for the six months ended June 30, 2008. The change in same-unit net patient service revenue was the result of increased revenue of approximately $19.3 million related to pricing and reimbursement factors and approximately $8.2 million from higher patient service volumes. The net increase in revenue of $19.3 million related to pricing and reimbursement factors is primarily due to: (i) improved managed care contracting; (ii) increased reimbursement for physician services from the Texas Medicaid program beginning in September 2007; and (iii) increased revenue related to hospital contract administrative fees due to expanded services in existing practices. Increased revenue of $8.2 million from higher patient service volumes includes $7.6 million from volume growth in maternal-fetal, pediatric cardiology and other services, including hearing screens and newborn nursery services and $646,000 from a .2% increase in neonatal intensive care unit patient days. Excluding the additional calendar day in February for the 2008 leap year, neonatal intensive care unit patient days decreased by .3%. Same units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased $45.7 million, or 17.8%, to $302.1 million for the six months ended June 30, 2008, as compared to $256.4 million for the same period in 2007. The net increase was primarily attributable to: (i) increased costs associated with new physicians and other staff of approximately $43.0 million to support acquisition-related growth and volume growth at existing units; and (ii) an increase in incentive compensation of $5.7 million as a result of operational improvements at the physician-practice level and an increase in the number of physician practices participating in our incentive compensation program; partially offset by (iii) a decrease in costs, on a comparative basis, related to 409A tax obligations of $3.0 million accrued during the six months ended June 30, 2007.

Practice supplies and other operating expenses increased $3.8 million, or 23.8%, to $20.2 million for the six months ended June 30, 2008, as compared to $16.4 million for the same period in 2007. The increase was primarily attributable to supply and maintenance costs and other costs to support acquisition-related growth and volume growth at existing units.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses decreased $1.5 million, or 2.5%, to $60.8 million for the six months ended June 30, 2008, as compared to $62.3 million for the same period in 2007. This $1.5 million net decrease was primarily due to: (i) a decrease in costs, on a comparative basis, related to 409A tax obligations of $3.4 million accrued during the six months ended June 30, 2007; and (ii) a decrease in costs, on a comparative basis, related to stock option review professional fees of $3.3 million incurred during the six months ended June 30, 2007; partially offset by (iii) an increase in salaries and benefits and other general and administrative expenses of $5.2 million related to the continued growth of the Company.

Depreciation and amortization expense increased by $1.4 million, or 30.9%, to $5.8 million for the six months ended June 30, 2008, as compared to $4.4 million for the same period in 2007. This increase was attributable to the depreciation of fixed asset additions and the amortization of intangible assets related to acquisitions.

Income from operations increased $19.8 million, or 20.9%, to $114.5 million for the six months ended June 30, 2008, as compared to $94.7 million for the same period in 2007. Our operating margin increased to 22.7% for the six months ended June 30, 2008, as compared to 21.8% for the same period in 2007. The net increase in our operating margin is primarily due to: (i) decreased costs, on a comparative basis, of $9.7 million related to 409A tax obligations and stock option review professional fees incurred during the six months ended June 30, 2007; and (ii) improved management of general and administrative expenses during the six months ended June 30, 2008; partially offset by (iii) a decline in operating margin related to the addition of anesthesia services and growth in our office-based practices which have a lower operating margin than neonatal services, and lower volume in our neonatal practices.

We recorded net investment income of $1.2 million for the six months ended June 30, 2008, as compared to net investment income of $3.2 million for the same period in 2007. The decrease in net investment income is primarily due to a decrease in funds available to invest as a result of stock repurchase programs and practice acquisitions completed in late 2007 and the first half of 2008, as well as lower returns on our outstanding investment balances. Interest expense for the six months ended June 30, 2008 and 2007, consisted of interest charges, commitment fees and amortized debt costs associated with our revolving Line of Credit.

Our effective income tax rate was 39.23% for the six months ended June 30, 2008, as compared to 37.98% for the same period in 2007. Our effective tax rate for the six months ended June 30, 2007 was affected by the recognition of $1.2 million of tax benefits on uncertain tax positions as a result of the expiration of the statute of limitations on certain filed tax returns. The tax benefit related to 2007 was partially offset by an increase in our provision for uncertain tax positions as a result of the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) and increased taxes as a result of tax law changes in the State of Texas. We anticipate our effective tax rate will be approximately 39.25% for all of 2008, excluding any adjustments related to reductions in liabilities for uncertain tax positions.

Income from continuing operations increased $9.6 million, or 15.8%, to $70.3 million for the six months ended June 30, 2008, as compared to $60.7 million for the same period in 2007. Income from continuing operations for the six months ended June 30, 2007 includes $6.0 million for the after-tax impact of costs to cover 409A tax obligations and professional fees related to our stock option review, and the recognition of $1.2 million of tax benefits on uncertain tax positions.

Diluted income from continuing operations per common and common equivalent share was $1.46 on weighted average shares outstanding of 48.3 million for the six months ended June 30, 2008, as compared to $1.21 on weighted average shares outstanding of 50.0 million for the same period in 2007. The net decrease in weighted average shares outstanding was primarily due to the impact of shares repurchased in late 2007 and through June 2008 under repurchase programs approved by our Board of Directors in August 2007, December 2007 and May 2008 partially offset by an increase in weighted average shares from the exercise of employee stock options, the vesting of restricted stock and the issuance of shares under our Stock Purchase Plans.

Income from discontinued operations, net of income taxes for the six months ended June 30, 2008 was $22.5 million, compared to $1.2 million for the same period in 2007. Income from discontinued operations represents the financial results of our newborn metabolic screening laboratory business. In February 2008, we completed the sale of our newborn metabolic screening laboratory business in a cash transaction for approximately $66.0 million. The increase in income from discontinued operations for the six months ended June 30, 2008 is due to the gain on the sale of this business, net of income taxes, of $22.0 million. See Note 11 to the Condensed Consolidated Financial Statements for more information regarding the sale of our newborn metabolic screening laboratory business.

Net income increased to $92.8 million for the six months ended June 30, 2008, as compared to $61.9 million for the same period in 2007. Net income for the six months ended June 30, 2008 includes the after-tax gain of $22.0 million on the sale of our newborn metabolic screening business.

Diluted net income per common and common equivalent share was $1.92 on weighted average shares outstanding of 48.3 million for the six months ended June 30, 2008, as compared to $1.24 on weighted average shares outstanding of 50.0 million for the same period in 2007.

Liquidity and Capital Resources

As of June 30, 2008, we had $14.2 million of cash and cash equivalents on hand as compared to $102.8 million at December 31, 2007. In addition, we had working capital of $24.6 million at June 30, 2008, a decrease of $74.6 million from working capital of $99.2 million at December 31, 2007. This net decrease in working capital is primarily due to the use of funds for the repurchase of common stock under our most recent share repurchase programs and physician practice acquisition payments, partially offset by year-to-date earnings from continuing operations, borrowings under our Line of Credit, the after-tax gain of $22.0 million on the sale of our newborn metabolic screening laboratory business and proceeds from the exercise of employee stock options and the issuance of common stock under our Stock Purchase Plans.

Our net cash provided from operating activities was $30.0 million for the six months ended June 30, 2008, as compared to net cash provided from operating activities of $36.3 million for the same period in 2007. The net decrease in our cash provided from operating activities for the six months ended June 30, 2008 is primarily due to: (i) an increase in cash used in operations from an increase in our annual payments due under our performance-based incentive compensation program; and (ii) higher tax payments, on a comparative basis, for the six months ended June 30, 2008 partially offset by (iii) improved operating results; and (iv) improved collections on accounts receivable. Our operating results for the six months ended June 30, 2007 were affected by increased costs of $9.7 million related to 409A tax obligations and professional fees related to our stock option review.

During the six months ended June 30, 2008, accounts receivable increased by $3.1 million, as compared to an increase of $7.3 million for the same period in 2007. The net increase in accounts receivable during the six months ended June 30, 2008 is due to an increase in net patient service revenue related to physician group practice acquisitions partially offset by improved cash collections.

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

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Since December 31, 2007, our DSO has decreased slightly from 53.5 days at December 31, 2007 to 52.5 days at June 30, 2008.

During the six months ended June 30, 2008, cash used in operating activities related to accounts payable and accrued expenses was $40.9 million, compared to $27.3 million for the same period in 2007. This $13.6 million net increase is primarily due to an increase in our annual payments due under our performance-based incentive compensation program.

During the six months ended June 30, 2008, net cash used in operating activities included tax payments of approximately $51.5 million, as compared to tax payments of approximately $45.5 million for the same period in 2007.

During the six months ended June 30, 2008, our net cash provided from investing activities of $11.8 million included the proceeds from the sale of our newborn metabolic screening laboratory business of $66.0 million and net proceeds of $1.6 million related to the purchase and maturity of investments, partially offset by physician group practice acquisition payments of $47.7 million and capital expenditures of $8.2 million. Our physician group practice acquisitions consisted of three cardiology practices, one maternal-fetal practice and one neonatal practice. Our capital expenditures were for medical equipment, computer and office equipment, software, furniture and other improvements at our office-based practices and our corporate and regional offices.

During the six months ended June 30, 2008, our net cash used in financing activities of $130.3 million consisted primarily of the repurchase of $200 million of our common stock under the share repurchase programs approved by our Board of Directors in December 2007 and May 2008, partially offset by net borrowings under our Line of Credit of $57.5 million, proceeds from the exercise of employee stock options and the issuance of common stock under our Stock Purchase Plans of $8.6 million, and $4.0 million from the excess tax benefit of stock option exercises and restricted stock vestings.

Our $225 million Line of Credit includes a $25 million subfacility for the issuance of letters of credit. At our option, the Line of Credit bears interest at (i) the base rate (defined as the higher of the Federal Funds Rate plus .5% or the Bank of America prime rate) or (ii) the Eurodollar rate plus an applicable margin rate ranging from .75% to 1.75% based on our consolidated leverage ratio. Our Line of Credit is collateralized by substantially all of our assets. We are subject to certain covenants and restrictions specified in the Line of Credit, including covenants that require us to maintain a minimum level of net worth and that restrict us from paying dividends and making certain other distributions as specified therein. Failure to comply with these covenants and restrictions would constitute an event of default under the Line of Credit, notwithstanding our ability to meet our debt service obligations. Our Line of Credit includes various customary remedies for our lenders following an event of default. Our Line of Credit matures in July 2009 and we are currently in the process of obtaining a new line of credit.

At June 30, 2008, we believe we were in compliance with the financial covenants and other restrictions applicable to us under the Line of Credit. At June 30, 2008, we had an outstanding principal balance of $57.5 million on our Line of Credit. We also had outstanding letters of credit of $12.2 million which reduced the amount available on our Line of Credit at June 30, 2008.

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

Our cash equivalents typically consist of money market funds, commercial paper and overnight repurchase agreements. Our investments consist entirely of held-to-maturity securities issued primarily by the U.S. Treasury, other U.S. Government corporations and agencies and states of the United States. Our investment policy is intended to preserve principal and minimize credit risk. All investment purchases are subject to maturity limit restrictions and high credit rating standards.

Contractual Obligations

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Accounting for uncertain tax positions under FIN 48 requires significant judgment and analyses as well as assumptions about future events. At June 30, 2008, our total liability for unrecognized tax benefits was $22.0 million, and the current portion of this liability was $10.5 million. Although we believe our liability for unrecognized tax benefits is adequate, it is difficult to predict the final outcome or the timing of the resolution of any particular tax matter. We may need to adjust our liability for unrecognized tax benefits as relevant circumstances evolve and we cannot predict when, or if, any future tax payments related to our uncertain tax positions may occur.

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

Our Line of Credit is subject to market risk and interest rate changes and bears interest at our option at (i) the base rate (defined as the higher of the Federal Funds Rate plus .5% or the Bank of America prime rate) or (ii) the Eurodollar rate plus an applicable margin rate ranging from .75% to 1.75% based on our consolidated leverage ratio. There was $57.5 million of outstanding principal under our Line of Credit at June 30, 2008. However, for every $10 million outstanding on our Line of Credit, a 1% change in interest rates would result in an impact to income before taxes of $100,000 per year.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2008, the United States District Court for the Southern District of Florida entered a final judgment approving a Stipulation of Settlement to resolve a shareholder derivative lawsuit that was filed by Jacob Schwartz in the United States District Court for the Southern District of Florida in August 2007, naming us as a nominal defendant and also naming as defendants certain current and former officers and directors. The lawsuit alleged that all or some of the defendant officers and directors, among other things, breached their fiduciary duties to the Company, violated the federal securities laws, and engaged in corporate waste, gross mismanagement, unjust enrichment and constructive fraud in connection with our historical stock option practices. In consideration for the full settlement and release of claims against all defendants, the Stipulation of Settlement provided for our payment of $1.5 million in attorneys’ fees and costs to the plaintiff’s counsel and recognition that the plaintiff’s demand letter, which was received prior to the commencement of the lawsuit, was a significant contributing factor to the implementation of various measures to enhance our stock option practices. The payment to the plaintiff’s counsel was covered by insurance.

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

As part of the Federal Settlement Agreement, we entered into a five-year Corporate Integrity Agreement with the Office of Inspector General of the Department of Health and Human Services (the “OIG”). The Corporate Integrity Agreement acknowledges the existence of our comprehensive Compliance Plan, which provides for policies and procedures aimed at promoting our adherence with FHC Program requirements and requires us to maintain the Compliance Plan in full operation for the term of the Corporate Integrity Agreement. See “Government Regulation—Compliance Plan” in our most recently filed Annual Report on Form 10-K. In addition, the Corporate Integrity Agreement requires, among other things, that we must comply with the following integrity obligations during the term of the Corporate Integrity Agreement:

•	maintaining a Compliance Officer and Compliance Committee to administer our compliance with FHC Program requirements, the Compliance Plan and the Corporate Integrity Agreement;

•

maintaining the Code of Conduct previously developed, implemented, and distributed to our officers, directors, employees, contractors, subcontractors, agents, or other persons who provide patient care items or services (the “Covered Persons”);

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

Failure to comply with the duties under the Corporate Integrity Agreement could result in substantial monetary penalties and in the case of a material breach, could even result in us being excluded from participating in FHC Programs. We believe we were in compliance with the Corporate Integrity Agreement as of June 30, 2008.

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

During the three months ended June 30, 2008, we completed the repurchase of approximately 1.9 million shares of our common stock in connection with a $100 million repurchase program that was approved by our Board of Directors in May 2008. All repurchases were made in open market transactions, subject to market conditions and trading restrictions.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program (in thousands)
April 1, 2008 to April 30, 2008	—	—	—	—

May 1, 2008 to May 31, 2008	—	—	—	$100,000

June 1, 2008 to June 30, 2008	1,859,900	$53.76	1,859,900	—

Total	1,859,900		1,859,900

Item 4.	Submission of Matters to a Vote of Security-Holders

At the Company’s Annual Meeting of Shareholders on May 23, 2008, the shareholders of record as of March 25, 2008 voted on the following matters:

Proposal 1: Election of Directors:

Name	For	Withheld	Abstained	Broker Non-Vote
Cesar L. Alvarez	39,508,312	5,205,914	0	0

Waldemar A. Carlo, M.D.	43,727,858	986,368	0	0

Michael B. Fernandez	41,834,789	2,879,437	0	0

Roger K. Freeman, M.D.	39,286,556	5,427,670	0	0

Paul G. Gabos	43,887,402	826,824	0	0

Pascal J. Goldschmidt, M.D.	40,195,343	4,518,883	0	0

Roger J. Medel, M.D.	43,545,581	1,168,645	0	0

Manuel Kadre	44,111,552	602,674	0	0

Enrique J. Sosa, Ph.D	43,887,918	826,308	0	0

Proposal 2: Approval of the Company’s 2008 Incentive Compensation Plan:

For	Withheld	Abstained	Broker Non-Vote
35,984,406	6,083,190	9,779	2,636,851

Proposal 3: Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the 2008 fiscal year:

For	Withheld	Abstained	Broker Non-Vote
43,683,683	1,024,677	5,865	0

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEDIATRIX MEDICAL GROUP, INC.

Date: August 5, 2008	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D., Chief Executive Officer (principal executive officer)

Date: August 5, 2008	By:	/s/ Karl B. Wagner
Karl B. Wagner, Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Composite Articles of Incorporation of Pediatrix (incorporated by reference to Exhibit 3.1 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).

3.2	Amended and Restated Bylaws of Pediatrix (incorporated by reference to Exhibit 3.2 to Pediatrix’s Current Report on Form 8-K dated April 7, 2008).

3.3	Articles of Designation of Series A Junior Participating Preferred Stock of Pediatrix (incorporated by reference to Exhibit 3.1 to Pediatrix’s Current Report on Form 8-K dated March 31, 1999).

4.1	Rights Agreement, dated as of March 31, 1999, between Pediatrix and BankBoston, N.A., as rights agent including the form of Articles of Designations of Series A Junior Participating Preferred Stock and the form of Rights Certificate (incorporated by reference to Exhibit 4.1 to Pediatrix’s Current Report on Form 8-K dated March 31, 1999).

4.2	Amendment No. 1, dated March 28, 2008, to Rights Agreement, dated as of March 31, 1999, between Pediatrix and Computershare Trust Company, N.A. (successor rights agent to BankBoston, N.A.), (incorporated by reference to Exhibit 4.1 to Pediatrix’s Current Report on Form 8-K dated March 28, 2008).

4.3	Certificate of Adjustment to the Rights Agreement between Pediatrix and Computershare Trust Company N.A. (as successor to BankBoston, N.A.) as rights agent (incorporated by reference to Exhibit 4.2 to Pediatrix’s Current Report on Form 8-K dated April 27, 2006).

31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.