Form 10-Q
period 2008-09-30
PEDIATRIX MEDICAL GROUP INC
filed 2008-11-07
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Shares of common stock outstanding as of October 31, 2008: 45,634,007

PEDIATRIX MEDICAL GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

PEDIATRIX MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2008	December 31, 2007
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$12,136	$102,843
Short-term investments	24,712	18,042
Accounts receivable, net	151,410	145,504
Prepaid expenses	5,349	5,852
Deferred income taxes	48,521	53,390
Other assets	9,431	8,632
Assets held for sale	—	29,863

Total current assets	251,559	364,126
Investments	14,627	17,469
Property and equipment, net	37,469	31,162
Goodwill	1,101,311	858,919
Other assets, net	30,059	31,126

Total assets	$1,435,025	$1,302,802

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$243,160	$243,120
Current portion of long-term debt and capital lease obligations	249	469
Income taxes payable	22,632	19,192
Liabilities held for sale	—	2,106

Total current liabilities	266,041	264,887

Line of credit	171,000	—
Long-term debt and capital lease obligations	376	455
Deferred income taxes	44,134	40,489
Other liabilities	34,341	37,919

Total liabilities	515,892	343,750

Commitments and contingencies

Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 100,000 shares authorized; 45,602 and 48,421 shares issued and outstanding, respectively	456	484
Additional paid-in capital	548,273	556,836
Retained earnings	370,404	401,732

Total shareholders’ equity	919,133	959,052

Total liabilities and shareholders’ equity	$1,435,025	$1,302,802

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PEDIATRIX MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Net patient service revenue	$267,185	$233,102	$770,462	$667,288

Operating expenses:
Practice salaries and benefits	159,799	131,326	461,855	387,741
Practice supplies and other operating expenses	11,145	8,262	31,388	24,616
General and administrative expenses	30,749	29,316	91,521	91,647
Depreciation and amortization	3,296	2,366	9,051	6,764

Total operating expenses	204,989	171,270	593,815	510,768

Income from operations	62,196	61,832	176,647	156,520
Investment income	487	2,121	2,445	5,646
Interest expense	(1,126)	(147)	(1,846)	(490)

Income from continuing operations before income taxes	61,557	63,806	177,246	161,676
Income tax provision	24,161	25,007	69,549	62,181

Income from continuing operations	37,396	38,799	107,697	99,495

Income from discontinued operations, net of income taxes	—	759	22,519	1,960

Net income	$37,396	$39,558	$130,216	$101,455

Per common and common equivalent share data:
Income from continuing operations:
Basic	$0.83	$0.79	$2.32	$2.05

Diluted	$0.81	$0.77	$2.26	$1.99

Income from discontinued operations:
Basic	$—	$0.02	$0.49	$0.04

Diluted	$—	$0.02	$0.48	$0.03

Net income:
Basic	$0.83	$0.81	$2.81	$2.09

Diluted	$0.81	$0.79	$2.74	$2.02

Weighted average shares:
Basic	45,207	48,912	46,416	48,607

Diluted	46,178	50,264	47,584	50,102

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PEDIATRIX MEDICAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$130,216	$101,455
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	9,190	7,516
Stock-based compensation expense	15,262	12,683
Deferred income taxes	6,766	(1,539)
Gain on sale of assets	(36,237)	—
Changes in assets and liabilities:
Accounts receivable	(5,944)	(17,242)
Prepaid expenses and other assets	(820)	(541)
Other assets	366	73
Accounts payable and accrued expenses	(8,234)	5,457
Income taxes payable	3,652	(8,173)
Other liabilities	(1,104)	(577)

Net cash provided from operating activities	113,113	99,112

Cash flows from investing activities:
Acquisition payments	(236,355)	(102,093)
Purchase of investments	(20,612)	(168,995)
Proceeds from sales or maturities of investments	16,784	192,229
Purchase of property and equipment	(12,951)	(4,867)
Proceeds from sale of assets	66,000	—

Net cash used in investing activities	(187,134)	(83,726)

Cash flows from financing activities:
Borrowings on line of credit	339,800	—
Payments on line of credit	(168,800)	—
Payments on syndication of line of credit	(1,542)	—
Payments on capital lease obligations	(426)	(380)
Excess tax benefit from exercises of stock options and vesting of restricted stock	4,036	8,392
Repurchases of common stock	(199,997)	(67,393)
Proceeds from issuance of common stock	10,265	24,907

Net cash used in financing activities	(16,664)	(34,474)

Net decrease in cash and cash equivalents	(90,685)	(19,088)
Cash and cash equivalents at beginning of period	102,843	69,595
Cash held by discontinued operating unit at beginning of period	50	—
Cash held by discontinued operating unit on sale date	(72)	—

Cash and cash equivalents at end of period	$12,136	$50,507

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PEDIATRIX MEDICAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

1.	Basis of Presentation:

The accompanying unaudited Condensed Consolidated Financial Statements of Pediatrix Medical Group, Inc., and the notes thereto presented in this Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements, and do not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of interim periods. The financial statements include all the accounts of Pediatrix Medical Group, Inc. and its consolidated subsidiaries (collectively, “PMG”) together with the accounts of PMG’s affiliated professional associations, corporations, limited liability companies and partnerships (the “affiliated professional contractors”). PMG has contractual management arrangements with its affiliated professional contractors, which are separate legal entities that provide physician services in certain states and Puerto Rico. The terms “Pediatrix” and the “Company” refer collectively to Pediatrix Medical Group, Inc., its subsidiaries, and the affiliated professional contractors.

On February 29, 2008, the Company completed the sale of its newborn metabolic screening laboratory business in a cash transaction. In accordance with Statement of Financial Accounting Standards No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities related to the laboratory business were classified as held for sale at December 31, 2007, and its operations are reported separately as income from discontinued operations, net of income taxes, for all periods presented. See Note 12 to the Condensed Consolidated Financial Statements for more information on the Company’s discontinued operations.

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

Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 141(R) (“FAS 141(R)”), “Business Combinations.” FAS 141(R) introduces significant changes in the accounting for and reporting of business acquisitions. FAS 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. Upon adoption, FAS 141(R) will require the Company to measure contingent consideration at fair value at the acquisition date, and will also require the Company to expense certain acquisition costs as they are incurred. In addition, FAS 141(R) will impact the annual goodwill impairment test associated with acquisitions. FAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has not yet completed its evaluation of the impact of FAS 141(R).

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

3.	Accounts Receivable:

Accounts receivable consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Gross accounts receivable	$498,628	$458,635
Allowance for contractual adjustments and uncollectibles	(347,218)	(313,131)

	$151,410	$145,504

4.	Business Acquisitions:

The Company acquired 10 physician group practices and made contingent purchase price payments on certain prior period acquisitions during the nine months ended September 30, 2008. In connection with these acquisitions, the Company recorded goodwill of approximately $242.4 million, other identifiable intangible assets, consisting of physician and hospital agreements, of approximately $2.8 million and liabilities of approximately $286,000. The Company has not yet completed the purchase price allocation for certain of the physician group practices acquired during the nine months ended September 30, 2008. Goodwill of approximately $242.4 million recorded during the nine months ended September 30, 2008 includes an $8.5 million accrual for a contingent purchase price provision related to a prior period acquisition.

Certain purchase agreements related to the Company’s acquisitions contain contingent purchase price provisions based on volume and other performance measures. Potential payments under these provisions are not contingent upon the future employment of the sellers. The amount of the payments due under these provisions cannot be determined until the specific targets or measures are attained. In some cases, the sellers are eligible for annual contingent purchase price payments over a two-to-five-year period based on the growth in profitability of the physician practice with no stated limit on the annual payment amount. Under all other contingent purchase price provisions, payments of up to $43.7 million may be due through 2013 as of September 30, 2008.

The results of operations of each of the practices acquired during the nine months ended September 30, 2008 have been included in the Company’s Condensed Consolidated Financial Statements from their dates of acquisition. The following unaudited pro-forma information combines the consolidated results of operations of the Company and the physician group practice operations acquired during 2008 and 2007 as if the transactions had occurred at the beginning of the respective periods (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net patient service revenue	$291,403	$287,566	$870,828	$840,629
Net income	$38,880	$44,716	$138,129	$118,327
Net income per share:
Basic	$0.86	$0.91	$2.98	$2.43
Diluted	$0.84	$0.89	$2.90	$2.36

The pro-forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

5.	Cash Equivalents and Investments:

Effective January 1, 2008, certain cash equivalents carried by the Company are subject to the provisions of FAS 157. Under FAS 157, the Company is required to measure the fair value of its financial assets using a three-tier fair value hierarchy. Based on this hierarchy, the Company determined the fair value of its money market funds using quoted market prices, a Level 1 or an observable input as defined under FAS 157. As of September 30, 2008, the Company’s cash equivalents consisted entirely of money market funds with a fair value of approximately $6.2 million.

Investments consist primarily of municipal debt securities, federal home loan securities, U.S. Treasury securities and other securities issued by agencies of the United States. Investments with remaining maturities of less than one year are classified as short-term investments. Investments classified as long-term have maturities of one to six years.

The Company intends and has the ability to hold its investments to maturity, and therefore classifies its investments as held-to-maturity and carries such investments at amortized cost in accordance with the provisions of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Held-to-maturity investments are not subject to the fair value requirements of FAS 157.

The Company’s investments held at September 30, 2008 and December 31, 2007 are summarized as follows (in thousands):

	September 30, 2008		December 31, 2007
	Short-Term	Long-Term	Short-Term	Long-Term
U.S. Treasury Securities	$506	$—	$500	$—
Federal Home Loan Securities	3,564	2,000	4,901	2,614
Municipal Debt Securities	20,142	12,627	12,641	13,355
Federal Farm Credit Bank Discount Note	500	—	—	1,500

	$24,712	$14,627	$18,042	$17,469

6.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Accounts payable	$8,825	$5,574
Accrued salaries and bonuses	90,707	119,687
Accrued payroll taxes and benefits	18,186	14,984
Accrued professional liability risks	90,583	75,091
Accrual for uncertain tax positions (Note 9)	10,970	12,922
Other accrued expenses	23,889	14,862

	$243,160	$243,120

The net decrease in accrued salaries and bonuses from $119.7 million at December 31, 2007, to $90.7 million at September 30, 2008, is primarily due to the decrease in the Company’s liabilities for performance-based incentive compensation during the first quarter of 2008, partially offset by performance-based incentive compensation accrued during the nine months ended September 30, 2008. A majority of the Company’s payments for performance-based incentive compensation is paid annually in the first quarter of each year. The increase in other accrued expenses from $14.9 million at December 31, 2007, to $23.9 million at September 30, 2008, is primarily due to an $8.5 million accrual for a contingent purchase price provision related to a prior period acquisition.

7.	Line of Credit:

In September 2008, the Company completed a new $350 million revolving line or credit (“Line of Credit”) and simultaneously terminated its old $225 million line of credit. The Line of Credit is guaranteed by substantially all of the Company’s subsidiaries and includes a $50 million sub-facility for the issuance of letters of credit and a $25 million sub-facility for swingline loans. In addition, the Line of Credit may be increased to $400 million subject to the satisfaction of specified conditions. At the Company’s option, the Line of Credit (other than swingline loans) bears interest at (1) the alternate base rate, which is defined as the higher of (i) the Federal Funds Rate plus one half of 1% and (ii) the Wachovia Bank, N.A prime rate or (2) the LIBOR rate, plus, in either case, an applicable margin rate of up to 1.5% based on the Company’s consolidated leverage ratio. Swingline loans bear interest at the alternate base rate plus the applicable margin. The Line of Credit matures on September 3, 2013. The Company is subject to certain covenants and restrictions specified in the Line of Credit, including covenants that require it to maintain a minimum fixed charge coverage ratio and to not exceed a specified consolidated leverage ratio, to comply with laws, and restrict it from paying dividends and making certain other distributions, as specified therein. Failure to comply with these covenants would constitute an event of default under the Line of Credit, notwithstanding the Company’s ability to meet its debt service obligations. The Line of Credit includes various customary remedies for the lenders following an event of default. The Company had an outstanding principal balance of $171.0 million under the Line of Credit at September 30, 2008. The Company also has outstanding letters of credit which reduced the amount available under the Line of Credit by $12.2 million at September 30, 2008.

8.	Stock Incentive Plans and Stock Purchase Plans:

On May 23, 2008, the Company’s shareholders approved the 2008 Incentive Compensation Plan (the “2008 Incentive Plan”). The terms of the 2008 Incentive Plan provide for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property. As provided in the 2008 Incentive Plan, no additional grants can be made from the Company’s prior incentive plans, except that new awards will be permitted under the 2004 Incentive Compensation Plan (the “2004 Incentive Plan”) to the extent that shares previously granted under the 2004 Incentive Plan are forfeited, expire or terminate. Under the 2008 Incentive Plan, a total of six million shares are available for the granting of awards, inclusive of the number of shares remaining available for grant under the 2004 Incentive Plan. To date, the only equity awards made by the Company under the 2008 Incentive Plan are for stock options, restricted stock and deferred stock. Collectively, the Company’s prior incentive plans and the 2008 Incentive Plan are the Company’s Stock Incentive Plans (the “Stock Incentive Plans”).

On September 24, 2008, the Company’s shareholders approved an amendment to the Pediatrix 1996 Non-Qualified Employee Stock Purchase Plan (the “Non-Qualified Plan”) to increase the number of shares issuable under the Non-Qualified Plan from 1.5 million to 2.5 million shares. The approved amendment also expanded participation in the Non-Qualified Plan to all employees who formerly participated in the 1996 Qualified Employee Stock Purchase Plan (the “Qualified Plan”), which was terminated in August 2008. Collectively, the Non-Qualified Plan and the Qualified Plan represent the Company’s Stock Purchase Plans (the “Stock Purchase Plans”). Under the Non-Qualified Plan, employees are permitted to purchase the Company’s common stock at 85% of market value on January 1st, April 1st, July 1st and October 1st of each year. Prior to October 1, 2008, the purchase dates under the Stock Purchase Plans were March 31st, June 30th, September 30th and December 31st of each year.

Under the 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards vest on a cliff basis over a term of five years upon the fulfillment of specified service-based and performance-based conditions. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the nine months ended September 30, 2008, the Company granted approximately 745,000 stock options and approximately 326,000 shares of restricted and deferred stock to its employees under the Stock Incentive Plans. At September 30, 2008, the Company had approximately 4.6 million shares available for future grants and awards under the 2008 Incentive Plan. During the nine months ended September 30, 2008, approximately 96,000 shares were issued under the Stock Purchase Plans. At September 30, 2008, the Company had approximately 1.0 million shares reserved for issuance under the Non-Qualified Plan.

During the three and nine months ended September 30, 2008 and 2007, the Company recognized approximately $5.4 million and $15.3 million, and $4.4 million and $12.7 million, respectively, of stock-based compensation expense related to the Stock Incentive Plans and the Stock Purchase Plans. The excess tax benefit recognized in additional paid-in capital related to the exercise of stock options and the vesting of restricted stock for the nine months ended September 30, 2008 was approximately $4.2 million.

9.	Accounting for Uncertain Tax Positions:

As of September 30, 2008 and December 31, 2007, the Company’s total liability for unrecognized tax benefits was $24.5 million and $29.8 million, respectively. The Company had approximately $26.1 million of unrecognized tax benefits that, if recognized, would favorably impact its effective tax rate at September 30, 2008.

The Company includes interest and penalties related to income tax liabilities in income tax expense. As of September 30, 2008 and December 31, 2007, the Company’s accrued interest and penalties totaled $9.0 million and $6.7 million, respectively. Interest and penalties included in income tax expense for the nine months ended September 30, 2008 totaled $2.3 million.

The Company’s liability for uncertain tax positions could be reduced over the next 12 months by approximately $11.0 million, excluding accrued interest, due to the expiration of statutes of limitation or settlements with taxing authorities. Additionally, the Company anticipates that its liability for uncertain tax positions will be increased over the next 12 months by additional taxes of approximately $2.3 million. Although the Company anticipates additional changes in its liability for uncertain tax positions related to certain temporary differences, an estimate of the range of such changes cannot be made at this time.

The Company is subject to taxes in the United States, the states in which it operates, and the Commonwealth of Puerto Rico. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for taxes. The Company’s tax returns are routinely audited in the ordinary course of business and settlements of issues raised in these audits can sometimes affect the Company’s tax provisions. The Company is currently subject to U.S. Federal income tax examinations for the tax years 2004 through 2007 and Commonwealth of Puerto Rico income tax examinations for the tax years 2001 and 2004 through 2007.

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the nine months ended September 30, 2008 (in thousands):

Balance at December 31, 2007	$29,769
Increases related to prior year tax positions	10,278
Decreases related to prior year tax positions	(8,919)
Increases related to current year tax positions	(2,574)
Decreases related to current year tax positions	(1,152)
Settlements	(2,905)
Expiration of statute of limitations	8

Balance at September 30, 2008	$24,505

At September 30, 2008, accounts payable and accrued expenses and other liabilities as presented in the Company’s Condensed Consolidated Balance Sheets include $6.9 million and $17.6 million, respectively, related to the Company’s total liability for unrecognized tax benefits of $24.5 million. At December 31, 2007, accounts payable and accrued expenses and other liabilities as presented in the Company’s Condensed Consolidated Balance Sheets include $11.6 million and $18.2 million, respectively, related to the Company’s total liability for unrecognized tax benefits of $29.8 million.

10.	Common and Common Equivalent Shares:

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common and potential common shares outstanding during the applicable period. Potential common shares consist of the dilutive effect of outstanding options and non-vested restricted and deferred stock calculated using the treasury- stock method. Under the treasury-stock method, the Company calculates the assumed excess tax benefits related to the potential exercise or vesting of its stock-based awards using the difference between the average market price for the applicable period less the option price, if any, and the fair value of the stock-based award on the date of grant multiplied by the applicable tax rate.

The calculation of shares used in the basic and diluted net income per share calculation for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average number of common shares outstanding	45,207	48,912	46,416	48,607
Weighted average number of dilutive common shares equivalents	971	1,352	1,168	1,495

Weighted average number of common and common equivalent shares outstanding	46,178	50,264	47,584	50,102

For the three months ended September 30, 2008 and 2007, the Company had 1.3 million and 3,500 anti-dilutive outstanding employee stock options, and 101,000 and 166,000 anti-dilutive outstanding shares of unvested restricted and deferred stock, respectively. For the nine months ended September 30, 2008 and 2007, the Company had 51,000 and 396,000 anti-dilutive outstanding employee stock options, and 325,000 and 166,000 anti-dilutive outstanding shares of unvested restricted and deferred stock, respectively. All anti-dilutive stock options and shares of restricted and deferred stock are excluded from the computation of diluted earnings per share.

11.	Common Stock Repurchase Program:

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

12.	Discontinued Operations:

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

Income from discontinued operations, net of income taxes, as reported in the Company’s Condensed Consolidated Statements of Income for the nine months ended September 30, 2008, includes net patient service revenue of $2.5 million. Income from discontinued operations, net of income taxes, as reported in the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2007, includes net patient service revenue of $3.8 million and $10.9 million, respectively. Pretax profit, excluding the pretax gain on sale, included in income from discontinued operations for the nine months ended September 30, 2008 was $864,000. Pretax profit included in income from discontinued operations for the three and nine months ended September 30, 2007 was $1.3 million and $3.4 million, respectively. The pretax gain on sale included in income from discontinued operations for the nine months ended September 30, 2008 was $36.2 million.

13.	Commitments and Contingencies:

In July 2007, the Audit Committee of the Board of Directors concluded a comprehensive review of the Company’s historical practices related to the granting of stock options with the assistance of independent legal counsel and forensic accounting experts. At the commencement of the review, the Company voluntarily contacted the staff of the SEC regarding the Audit Committee’s review and subsequently the SEC notified the Company that it had commenced a formal investigation into the Company’s stock option granting practices. The Company also had discussions with the U.S. Attorney’s office for the Southern District of Florida regarding the Audit Committee’s review and, in response to a subpoena, provided the office with various documents and information related to its stock option granting practices. The Company intends to continue full cooperation with the U.S. Attorney’s office and the SEC. The Company cannot predict the outcome of these matters.

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

Failure to comply with the duties under the Corporate Integrity Agreement could result in substantial monetary penalties, and in the case of a material breach, could even result in the Company being excluded from participating in FHC Programs. Management believes the Company was in compliance with the Corporate Integrity Agreement as of September 30, 2008.

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

14.	Subsequent Events:

Since September 30, 2008, the Company completed the acquisition of two neonatology physician practices. Total consideration paid for these practices was $19.1 million in cash.

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

In September 2008, we announced that our name will change from Pediatrix Medical Group, Inc. to MEDNAX, Inc. to reflect our development as a national medical group practice that provides services beyond our historical pediatric and maternal-fetal subspecialties. MEDNAX, Inc. will be organized as a new holding company with Pediatrix Medical Group and American Anesthesiology as its principal subsidiaries. The name change is expected to occur at the beginning of 2009.

During the nine months ended September 30, 2008, we completed the acquisition of ten physician group practices consisting of three cardiology practices, three maternal-fetal practices, two neonatal practices and two anesthesiology practices. During the nine months ended September 30, 2007, we completed the acquisition of seven physician practices. Based on past results, we expect that we can improve the results of these practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as operating and cost savings, based upon the significant infrastructure we have developed.

Our results of operations for the three and nine months ended September 30, 2008 and 2007 include the results of operations for these physician group practices from their respective dates of acquisition and therefore are not comparable in some respects.

In February 2008, we completed the sale of our newborn metabolic screening laboratory business in a cash transaction for approximately $66.0 million. The sale of the laboratory is intended to allow us to focus more resources to support the continued expansion of our clinical and administrative competencies within physician services. See Note 12 to the Condensed Consolidated Financial Statements for more information regarding the sale of our newborn metabolic screening laboratory business.

During the nine months ended September 30, 2008, we completed two separate $100 million share repurchase programs that were authorized by our Board of Directors in December 2007 and May 2008. In March 2008, we completed the first share repurchase program buying approximately 1.5 million shares for approximately $100 million. In June 2008, we completed the second share repurchase program buying approximately 1.9 million shares for approximately $100 million. All repurchases of our common stock were made in the open market subject to price, general economic and market conditions and trading restrictions.

In July 2007, the Audit Committee of our Board of Directors completed an independent comprehensive review of our stock option granting practices and made certain findings with respect to these practices. Based on these findings, management concluded that incorrect measurement dates were used for certain stock option grants in prior periods. Our results of operations for the three and nine months ended September 30, 2007 include professional fees incurred in order to complete the review. In addition, our results of operations for the nine months ended September 30, 2007 reflect costs to cover Internal Revenue Code Section 409A (“409A”) tax obligations on behalf of employees and other payments to employees as a result of stock option measurement date revisions.

Results of Operations

Three Months Ended September 30, 2008 as Compared to Three Months Ended September 30, 2007

Our net patient service revenue increased $34.1 million, or 14.6%, to $267.2 million for the three months ended September 30, 2008, as compared to $233.1 million for the same period in 2007. Of this $34.1 million increase, $31.4 million, or 92.1%, was attributable to revenue generated from acquisitions completed after June 30, 2007. Same-unit net patient service revenue increased $2.7 million, or 1.2%, for the three months ended September 30, 2008. The net change in same-unit net patient service revenue was the result of increased revenue of approximately $3.9 million related to pricing and reimbursement factors partially offset by decreased revenue of approximately $1.2 million due to lower patient service volumes. The net increase in revenue of $3.9 million related to pricing and reimbursement factors is primarily due to: (i) improved managed care contracting; (ii) increased reimbursement for physician services from the Texas Medicaid program beginning in September 2007; and (iii) increased revenue related to hospital contract administrative fees due to expanded services in existing practices; partially offset by (iv) a decrease in revenue caused by an increase in the percentage of our patients being enrolled in government-sponsored programs. Payments received from government-sponsored programs are substantially less than payments received from commercial insurance payors for equivalent services. The net decrease in revenue of $1.2 million from lower patient service volumes includes decreased revenue of $5.3 million from a 3.4% decrease in neonatal intensive care unit patient days, partially offset by increased revenue of $4.1 million from volume growth in maternal-fetal, pediatric cardiology and other services, including hearing screens and newborn nursery services. Same units are those units at which we provided services for the entire current period and the entire comparable prior year period.

Practice salaries and benefits increased $28.5 million, or 21.7%, to $159.8 million for the three months ended September 30, 2008, as compared to $131.3 million for the same period in 2007. This $28.5 million increase was attributable to increased costs associated with new physicians and other staff to support acquisition-related growth and growth at existing units.

Practice supplies and other operating expenses increased $2.8 million, or 34.9%, to $11.1 million for the three months ended September 30, 2008, as compared to $8.3 million for the same period in 2007. The increase was attributable to rent, medical supply and other costs of $1.6 million related to our office-based acquisitions, and maintenance and other costs of $1.2 million related to other acquisitions and growth at our existing units.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $1.4 million, or 4.9%, to $30.7 million for the three months ended September 30, 2008, as compared to $29.3 million for the same period in 2007. This $1.4 million net increase was primarily due to an increase in salaries and benefits and other general and administrative expenses of $3.3 million related to the continued growth of the Company, partially offset by a decrease in costs, on a comparative basis, related to stock option review professional fees of $1.9 million incurred during the three months ended September 30, 2007.

Depreciation and amortization expense increased by $930,000, or 39.3%, to $3.3 million for the three months ended September 30, 2008, as compared to $2.4 million for the same period in 2007. This increase was attributable to the depreciation of fixed asset additions and the amortization of intangible assets related to acquisitions.

Income from operations increased $364,000, or .6%, to $62.2 million for the three months ended September 30, 2008, as compared to $61.8 million for the same period in 2007. Our operating margin decreased to 23.3% for the three months ended September 30, 2008, as compared to 26.5% for the same period in 2007. This net decrease of 3.2% is primarily due to: (i) lower volume in our neonatal practices; (ii) the addition of anesthesia services and growth in our office-based practices which have lower operating margins than neonatal services; partially offset by (iii) a decrease in costs, on a comparative basis, related to stock option review professional fees of $1.9 million incurred during the three months ended September 30, 2007; and (iv) improved management of general and administrative expenses during the three months ended September 30, 2008.

We recorded net interest expense of $639,000 for the three months ended September 30, 2008, as compared to net investment income of $2.0 million for the same period in 2007. The decrease in investment income is primarily due to a decrease in funds available to invest as a result of physician practice acquisitions and stock repurchase programs completed during 2008, as well as lower returns on our outstanding investment balances. The increase in interest expense is due to borrowings under our new $350 million revolving credit facility (“Line of Credit”) to complete physician practice acquisitions. Interest expense for the three months ended September 30, 2008 and 2007, consisted of interest charges, commitment fees and amortized debt costs associated with our Line of Credit.

Our effective income tax rate was 39.25% for the three months ended September 30, 2008, as compared to 39.19% for the same period in 2007.

Income from continuing operations decreased $1.4 million, or 3.6%, to $37.4 million for the three months ended September 30, 2008, as compared to $38.8 million for the same period in 2007. Income from continuing operations for the three months ended September 30, 2007 includes after-tax costs of $1.2 million for professional fees related to our stock option review.

Diluted income from continuing operations per common and common equivalent share was $0.81 on weighted average shares outstanding of 46.2 million for the three months ended September 30, 2008, as compared to $0.77 on weighted average shares outstanding of 50.3 million for the same period in 2007. The net decrease in weighted average shares outstanding was primarily due to the impact of shares repurchased in late 2007 and 2008 under repurchase programs approved by our Board of Directors in August 2007, December 2007 and May 2008, partially offset by an increase in weighted average shares from the exercise of employee stock options, the vesting of restricted stock and the issuance of shares under our Stock Purchase Plans.

In February 2008, we completed the sale of our newborn metabolic screening laboratory business in a cash transaction for approximately $66.0 million. Income from discontinued operations, net of income taxes of $759,000 for the three months ended September 30, 2007 represents the financial results of our former newborn metabolic screening laboratory business. See Note 12 to the Condensed Consolidated Financial Statements for more information regarding the sale of our newborn metabolic screening laboratory business.

Net income decreased to $37.4 million for the three months ended September 30, 2008, as compared to $39.6 million for the same period in 2007.

Diluted net income per common and common equivalent share was $0.81 on weighted average shares outstanding of 46.2 million for the three months ended September 30, 2008, as compared to $0.79 on weighted average shares outstanding of 50.3 million for the same period in 2007.

Nine Months Ended September 30, 2008 as Compared to Nine Months Ended September 30, 2007

Our net patient service revenue increased $103.2 million, or 15.5%, to $770.5 million for the nine months ended September 30, 2008, as compared to $667.3 million for the same period in 2007. Of this $103.2 million increase, $73.4 million, or 71.1%, was attributable to revenue generated from acquisitions completed after December 31, 2006. Same-unit net patient service revenue increased $29.8 million, or 4.6%, for the nine months ended September 30, 2008. The change in same-unit net patient service revenue was the result of increased revenue of approximately $23.0 million related to pricing and reimbursement factors and approximately $6.8 million from higher patient service volumes. The net increase in revenue of $23.0 million related to pricing and reimbursement factors is primarily due to: (i) improved managed care contracting; (ii) increased reimbursement for physician services from the Texas Medicaid program beginning in September 2007; (iii) increased revenue related to hospital contract administrative fees due to expanded services in existing practices; and (iv) the flow through of revenue from modest price increases; partially offset by (v) a decrease in revenue caused by an increase in the percentage of our patients being enrolled in government-sponsored programs. Payments received from government-sponsored programs are substantially less than payments received from commercial insurance payors for equivalent services. The net increase in revenue of $6.8 million from higher patient service volumes includes increased revenue of $11.7 million from volume growth in maternal-fetal, pediatric cardiology and other services, including hearing screens and newborn nursery services, partially offset by decreased revenue of $4.9 million due to a 1.1% decrease in neonatal intensive care unit patient days. Same units are those units at which we provided services for the entire current period and the entire comparable prior year period.

Practice salaries and benefits increased $74.2 million, or 19.1%, to $461.9 million for the nine months ended September 30, 2008, as compared to $387.7 million for the same period in 2007. This net increase of $74.2 million was primarily attributable to: (i) increased costs associated with new physicians and other staff of approximately $72.0 million to support acquisition-related growth and volume growth at existing units; and (ii) an increase in incentive compensation of $5.2 million as a result of operational improvements at the physician-practice level and an increase in the number of physician practices participating in our incentive compensation program; partially offset by (iii) a decrease in costs, on a comparative basis, related to 409A tax obligations of $3.0 million accrued during the nine months ended September 30, 2007.

Practice supplies and other operating expenses increased $6.8 million, or 27.5%, to $31.4 million for the nine months ended September 30, 2008, as compared to $24.6 million for the same period in 2007. The increase was attributable to rent, medical supply and other costs of $3.9 million related to our office-based acquisitions, and maintenance and other costs of $2.9 million related to other acquisitions and growth at our existing units.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses decreased $126,000, or .1%, to $91.5 million for the nine months ended September 30, 2008, as compared to $91.6 million for the same period in 2007. This $126,000 net decrease was primarily due to: (i) a decrease in costs, on a comparative basis, related to 409A tax obligations of $3.4 million accrued during the nine months ended September 30, 2007; and (ii) a decrease in costs, on a comparative basis, related to stock option review professional fees of $5.2 million incurred during the nine months ended September 30, 2007; largely offset by (iii) an increase in salaries and benefits and other general and administrative expenses of $8.5 million related to the continued growth of the Company.

Depreciation and amortization expense increased by $2.3 million, or 33.8%, to $9.1 million for the nine months ended September 30, 2008, as compared to $6.8 million for the same period in 2007. This increase was attributable to the depreciation of fixed asset additions and the amortization of intangible assets related to acquisitions.

Income from operations increased $20.1 million, or 12.9%, to $176.6 million for the nine months ended September 30, 2008, as compared to $156.5 million for the same period in 2007. Our operating margin decreased to 22.9% for the nine months ended September 30, 2008, as compared to 23.5% for the same period in 2007. The net decrease in our operating margin is primarily due to: (i) a decline in operating margin related to lower volume in our neonatal practices, and the addition of anesthesia services and growth in our office-based practices which have a lower operating margin than neonatal services; partially offset by (ii) decreased costs, on a comparative basis, of $11.6 million related to 409A tax obligations and stock option review professional fees incurred during the nine months ended September 30, 2007; and (iii) improved management of general and administrative expenses during the nine months ended September 30, 2008.

We recorded net investment income of $599,000 for the nine months ended September 30, 2008, as compared to net investment income of $5.2 million for the same period in 2007. The decrease in net investment income is primarily due to borrowings under our Line of Credit and a decrease in funds available to invest as a result of stock repurchase programs and practice acquisitions completed in late 2007 and during the first nine months of 2008, as well as lower returns on our outstanding investment balances. Interest expense for the nine months ended September 30, 2008 and 2007, consisted of interest charges, commitment fees and amortized debt costs associated with our Line of Credit.

Our effective income tax rate was 39.24% for the nine months ended September 30, 2008, as compared to 38.46% for the same period in 2007. Our effective tax rate for the nine months ended September 30, 2007 was affected by the recognition of $1.2 million of tax benefits on uncertain tax positions as a result of the expiration of the statute of limitations on certain filed tax returns. The tax benefit related to 2007 was partially offset by an increase in our provision for uncertain tax positions as a result of the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) and increased taxes as a result of tax law changes in the State of Texas. We anticipate that our effective tax rate will be approximately 39.25% for all of 2008, excluding any adjustments related to reductions in liabilities for uncertain tax positions.

Income from continuing operations increased $8.2 million, or 8.2%, to $107.7 million for the nine months ended September 30, 2008, as compared to $99.5 million for the same period in 2007. Income from continuing operations for the nine months ended September 30, 2007 includes $7.0 million for the after-tax impact of costs to cover 409A tax obligations and professional fees related to our stock option review, and the recognition of $1.2 million of tax benefits on uncertain tax positions.

Diluted income from continuing operations per common and common equivalent share was $2.26 on weighted average shares outstanding of 47.6 million for the nine months ended September 30, 2008, as compared to $1.99 on weighted average shares outstanding of 50.1 million for the same period in 2007. The net decrease in weighted average shares outstanding was primarily due to the impact of shares repurchased in late 2007 and through June 2008 under repurchase programs approved by our Board of Directors in August 2007, December 2007 and May 2008, partially offset by an increase in weighted average shares from the exercise of employee stock options, the vesting of restricted stock and the issuance of shares under our Stock Purchase Plans.

Income from discontinued operations, net of income taxes for the nine months ended September 30, 2008 was $22.5 million, compared to $2.0 million for the same period in 2007. Income from discontinued operations represents the financial results of our newborn metabolic screening laboratory business. In February 2008, we completed the sale of our newborn metabolic screening laboratory business in a cash transaction for approximately $66.0 million. The increase in income from discontinued operations for the nine months ended September 30, 2008 is due to the gain on the sale of this business, net of income taxes, of $22.0 million. See Note 12 to the Condensed Consolidated Financial Statements for more information regarding the sale of our newborn metabolic screening laboratory business.

Net income increased to $130.2 million for the nine months ended September 30, 2008, as compared to $101.5 million for the same period in 2007. Net income for the nine months ended September 30, 2008 includes the after-tax gain of $22.0 million on the sale of our newborn metabolic screening business.

Diluted net income per common and common equivalent share was $2.74 on weighted average shares outstanding of 47.6 million for the nine months ended September 30, 2008, as compared to $2.02 on weighted average shares outstanding of 50.1 million for the same period in 2007.

Liquidity and Capital Resources

As of September 30, 2008, we had $12.1 million of cash and cash equivalents on hand as compared to $102.8 million at December 31, 2007. In addition, we had a working capital deficit of $14.5 million at September 30, 2008, a decrease of $113.7 million from working capital of $99.2 million at December 31, 2007. This net decrease in working capital is primarily due to the use of funds in connection with physician practice acquisitions and the repurchase of common stock under our share repurchase programs, partially offset by borrowings under our Line of Credit, year-to-date earnings from continuing operations, the after-tax gain on the sale of our newborn metabolic screening laboratory business and proceeds from the exercise of employee stock options and the issuance of common stock under our Stock Purchase Plans.

Our net cash provided from operating activities was $113.1 million for the nine months ended September 30, 2008, as compared to net cash provided from operating activities of $99.1 million for the same period in 2007. The net increase in our cash provided from operating activities for the nine months ended September 30, 2008 is primarily due to: (i) improved collections on accounts receivable; and (ii) improved operating results; partially offset by (iii) slower growth in our accrual for performance-based incentive compensation payments; and (iv) higher tax payments, on a comparative basis, for the nine months ended September 30, 2008. Our operating results for the nine months ended September 30, 2007 were affected by increased costs of $11.6 million related to 409A tax obligations and professional fees related to our stock option review.

During the nine months ended September 30, 2008, accounts receivable increased by $5.9 million, as compared to an increase of $17.2 million for the same period in 2007. The net increase in accounts receivable during the nine months ended September 30, 2008 is due to an increase in net patient service revenue related to physician group practice acquisitions partially offset by improved cash collections.

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

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Since December 31, 2007, our DSO has decreased slightly from 53.5 days at December 31, 2007 to 52.1 days at September 30, 2008.

During the nine months ended September 30, 2008, cash used in operating activities related to accounts payable and accrued expenses was $8.2 million, compared to cash provided from operating activities of $5.5 million for the same period in 2007. This $13.7 million net decrease in cash provided operating activities is primarily related to slower growth in our accrual for performance-based incentive compensation. During the nine months ended September 30, 2008, we experienced slower growth in our liability for performance-based compensation, compared to the same period in 2007, primarily due to a decline in neonatal intensive care unit patient days.

During the nine months ended September 30, 2008, net cash used in operating activities included tax payments of approximately $72.7 million, as compared to tax payments of approximately $62.8 million for the same period in 2007.

During the nine months ended September 30, 2008, our net cash used in investing activities of $187.1 million included physician group practice acquisition payments of $236.4 million, capital expenditures of $13.0 million and net payments of $3.8 million related to the purchase and maturity of investments, partially offset by the proceeds from the sale of our newborn metabolic screening laboratory business of $66.0 million. Our physician group practice acquisitions consisted of three cardiology practices, three maternal-fetal practices, two neonatal practices and two anesthesiology practices. Our capital expenditures were for medical equipment, leasehold improvements, computer and office equipment, software and furniture at our office-based practices and our corporate and regional offices.

During the nine months ended September 30, 2008, our net cash used in financing activities of $16.7 million consisted primarily of the repurchase of $200 million of our common stock under share repurchase programs approved by our Board of Directors in December 2007 and May 2008, partially offset by net borrowings under our Line of Credit of $171.0 million, proceeds from the exercise of employee stock options and the issuance of common stock under our Stock Purchase Plans of $10.3 million, and $4.0 million from the excess tax benefit of stock option exercises and restricted stock vestings.

In September 2008, we completed a new $350 million Line of Credit and simultaneously terminated our old $225 million line of credit. The Line of Credit is guaranteed by substantially all of our subsidiaries and includes a $50 million sub-facility for the issuance of letters of credit and a $25 million sub-facility for swingline loans. In addition, the Line of Credit may be increased to $400 million subject to the satisfaction of specified conditions. At our option, the Line of Credit (other than swingline loans) bears interest at (1) the alternate base rate, which is defined as the higher of (i) the Federal Funds Rate plus one half of 1% and (ii) the Wachovia Bank, N.A prime rate or (2) the LIBOR rate, plus, in either case, an applicable margin rate of up to 1.5% based on our consolidated leverage ratio. Swingline loans bear interest at the alternate base rate plus the applicable margin. The Line of Credit matures on September 3, 2013. We are subject to certain covenants and restrictions specified in the Line of Credit, including covenants that require us to maintain a minimum fixed charge coverage ratio and to not exceed a specified consolidated leverage ratio, to comply with laws, and restrict us from paying dividends and making certain other distributions, as specified therein. Failure to comply with these covenants would constitute an event of default under the Line of Credit, notwithstanding our ability to meet our debt service obligations. The Line of Credit includes various customary remedies for the lenders following an event of default. Our Line of Credit may be impacted by potential disruptions in the capital and credit markets. See Item 1A, Risk Factors, in this quarterly report.

At September 30, 2008, we had an outstanding principal balance of $171.0 million on our Line of Credit. We also had outstanding letters of credit of $12.2 million which reduced the amount available on our Line of Credit at September 30, 2008. At September 30, 2008, we believe we were in compliance with the financial covenants and other restrictions applicable to us under the Line of Credit.

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

We anticipate that funds generated from operations, together with our current cash on hand, short-term investments and funds available under the Line of Credit, will be sufficient to finance our working capital requirements, fund anticipated acquisitions and capital expenditures at historical levels, and meet our contractual obligations for at least the next 12 months.

Our cash equivalents typically consist of money market funds, commercial paper and overnight repurchase agreements. Our investments are classified as held-to-maturity and primarily consist of municipal debt securities, federal home loan securities, U.S. Treasury securities and other securities issued by agencies of the United States. Our investment policy is intended to preserve principal and minimize credit risk. All investment purchases are subject to maturity limit restrictions and high credit rating standards.

Contractual Obligations

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Accounting for uncertain tax positions under FIN 48 requires significant judgment and analyses as well as assumptions about future events. At September 30, 2008, our total liability for unrecognized tax benefits was $24.5 million, and the current portion of this liability was $6.9 million. Although we believe our liability for unrecognized tax benefits is adequate, it is difficult to predict the final outcome or the timing of the resolution of any particular tax matter. We may need to adjust our liability for unrecognized tax benefits as relevant circumstances evolve and we cannot predict when, or if, any future tax payments related to our uncertain tax positions may occur.

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

Our Line of Credit is subject to market risk and interest rate changes. Our Line of Credit bears interest at (1) the alternate base rate, which is defined as the higher of (i) the Federal Funds Rate plus one half of 1% and (ii) the Wachovia Bank, N.A. prime rate or (2) the LIBOR rate, plus, in either case, an applicable margin rate of up to 1.5% based on our consolidated leverage ratio. The outstanding principal balance on our Line of Credit was $171.0 million at September 30, 2008. Considering the total outstanding balance of $171.0 million, a 1% change in interest rates would result in an impact to income before taxes of approximately $1.7 million per year.

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

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Failure to comply with the duties under the Corporate Integrity Agreement could result in substantial monetary penalties and in the case of a material breach, could even result in us being excluded from participating in FHC Programs. We believe we were in compliance with the Corporate Integrity Agreement as of September 30, 2008.

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

The Company has added the following risk factor to what was previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2007.

Potential disruptions in the capital and credit markets may adversely affect the availability and cost of funds for liquidity requirements and could adversely affect the Company’s business, financial condition, results of operations and cash flows.

The Company relies on cash flows from operations and its Line of Credit to fund financial commitments and short-term liquidity needs, including funds necessary for business acquisitions. The Company also uses letters of credit issued under its Line of Credit to support its business operations. Disruptions in the capital and credit markets, such as has been experienced during 2008, could adversely affect the Company’s ability to draw on its Line of Credit. Our access to funds under the Line of Credit is dependent on the ability of the banks to meet their funding commitments. As of November 4, 2008, the Company’s ability to draw on its Line of Credit has not been impacted by disruptions in the capital and credit markets.

Longer term disruptions in the capital and credit markets or failures of significant financial institutions could adversely affect the Company’s access to liquidity needed for its business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring business acquisitions and other discretionary uses of cash.

Recent disruptions in capital and credit markets have also affected the determination of interest rates for borrowers, particularly rates based on LIBOR. Continued disruptions in these markets and their affect on interest rates could result in increased borrowing costs under the Company’s Line of Credit.

Item 4.	Submission of Matters to a Vote of Security-Holders

At a special meeting of shareholders held on September 24, 2008, the shareholders of record as of August 11, 2008 voted on the following matter:

Approval of the Amended and Restated Pediatrix 1996 Non-Qualified Employee Stock Purchase Plan:

For	Against	Abstained
40,032,789	148,062	12,137

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEDIATRIX MEDICAL GROUP, INC.

Date: November 6, 2008	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D., Chief Executive Officer (principal executive officer)

Date: November 6, 2008	By:	/s/ Karl B. Wagner
Karl B. Wagner, Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Composite Articles of Incorporation of Pediatrix (incorporated by reference to Exhibit 3.1 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).

3.2	Amended and Restated Bylaws of Pediatrix (incorporated by reference to Exhibit 3.2 to Pediatrix’s Current Report on Form 8-K dated April 7, 2008).

3.3	Articles of Designation of Series A Junior Participating Preferred Stock of Pediatrix (incorporated by reference to Exhibit 3.1 to Pediatrix’s Current Report on Form 8-K dated March 31, 1999).

4.1	Rights Agreement, dated as of March 31, 1999, between Pediatrix and BankBoston, N.A., as rights agent including the form of Articles of Designations of Series A Junior Participating Preferred Stock and the form of Rights Certificate (incorporated by reference to Exhibit 4.1 to Pediatrix’s Current Report on Form 8-K dated March 31, 1999).

4.2	Amendment No. 1, dated March 28, 2008, to Rights Agreement, dated as of March 31, 1999, between Pediatrix and Computershare Trust Company, N.A. (successor rights agent to BankBoston, N.A.), (incorporated by reference to Exhibit 4.1 to Pediatrix’s Current Report on Form 8-K dated March 28, 2008).

4.3	Certificate of Adjustment to the Rights Agreement between Pediatrix and Computershare Trust Company N.A. (as successor to BankBoston, N.A.) as rights agent (incorporated by reference to Exhibit 4.2 to Pediatrix’s Current Report on Form 8-K dated April 27, 2006).

10.1	Employment Agreement, dated August 20, 2008, by and between Pediatrix Medical Group, Inc. and Roger J. Medel, M.D. (incorporated by reference to Exhibit 10.1 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).

10.2	Employment Agreement, dated August 20, 2008, by and between Pediatrix Medical Group, Inc. and Joseph M. Calabro (incorporated by reference to Exhibit 10.2 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).

10.3	Employment Agreement, dated August 20, 2008, by and between Pediatrix Medical Group, Inc. and Karl B. Wagner (incorporated by reference to Exhibit 10.3 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).

10.4	Employment Agreement, dated August 20, 2008, by and between Pediatrix Medical Group, Inc. and Thomas W. Hawkins (incorporated by reference to Exhibit 10.4 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).

10.5	Restricted Shares Units Agreement, dated August 20, 2008, by and between Pediatrix Medical Group, Inc. and Roger J. Medel, M.D. (incorporated by reference to Exhibit 10.5 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).

10.6	Restricted Shares Units Agreement, dated August 20, 2008, by and between Pediatrix Medical Group, Inc. and Roger J. Medel, M.D. (incorporated by reference to Exhibit 10.6 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).

10.7	Credit Agreement, dated as of September 3, 2008, among Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, the Lenders party thereto and Pediatrix Medical Group, Inc. and certain of its domestic subsidiaries named as Guarantors therein (incorporated by reference to Exhibit 99.2 to Pediatrix’s Current Report on Form 8-K dated September 3, 2008).

31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.