Form 10-K
period 2008-12-31
MEDNAX, INC.
filed 2009-02-27
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-12111

MEDNAX, INC.

(Exact name of registrant as specified in its charter)

FLORIDA	26-3667538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1301 Concord Terrace, Sunrise, Florida	33323
(Address of principal executive offices)	(Zip Code)

(954) 384-0175

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share, and Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer  ☒            Accelerated filer  ☐             Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of shares of Common Stock of the registrant held by non-affiliates of the registrant on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,221,529,694 based on a $49.23 closing price per share as reported on the New York Stock Exchange composite transactions list on such date.

The number of shares of Common Stock of the registrant outstanding on February 23, 2009 was 45,682,685.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, with respect to the 2009 Annual Meeting of Shareholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in the Form 10-K, each document incorporated by reference herein is deemed not to be filed as part hereof.

MEDNAX, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2008

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

As used in this Form 10-K, unless the context otherwise requires, the terms “MEDNAX,” the “Company,” “we,” “us” and “our” refer to the parent company, MEDNAX, Inc., a Florida corporation, and the consolidated subsidiaries through which its businesses are actually conducted (collectively, “MDX”), together with MDX’s affiliated professional associations, corporations and partnerships (“affiliated professional contractors”). Certain subsidiaries of MDX have contracts with our affiliated professional contractors, which are separate legal entities that provide physician services in certain states and Puerto Rico.

PART I

ITEM 1.	BUSINESS

OVERVIEW

MEDNAX is a leading provider of physician services including newborn, maternal-fetal, pediatric subspecialty, and anesthesia care. At December 31, 2008, our national network was composed of 1,274 affiliated physicians, including 844 physicians who provide neonatal clinical care in 32 states and Puerto Rico, primarily within hospital-based neonatal intensive care units (“NICUs”), to babies born prematurely or with medical complications. We have 143 affiliated physicians who provide maternal-fetal medical care to expectant mothers experiencing complicated pregnancies and obstetrician hospitalist services in many areas where our affiliated neonatal physicians practice. Our network includes other pediatric subspecialists, including 89 physicians providing pediatric cardiology care, 37 physicians providing pediatric intensive care and 20 physicians providing hospital based pediatric care. In addition, we have 141 physicians who provide anesthesia care to patients in connection with surgical and other medical procedures.

Effective December 31, 2008, MEDNAX, Inc. and Pediatrix Medical Group, Inc., a Florida corporation (“Pediatrix”), completed a holding company formation transaction that established MEDNAX, Inc. as the parent company of Pediatrix. In the transaction, each outstanding share of Pediatrix common stock, par value $0.01 per share, and attached preferred share purchase right was converted into one share of MEDNAX, Inc. common stock, par value $0.01 per share, and attached preferred share purchase right.

Mednax Inc. was incorporated in Florida in 2007 and is the successor to Pediatrix, which was incorporated in Florida in 1979. Our principal executive offices are located at 1301 Concord Terrace, Sunrise, Florida 33323, and our telephone number is (954) 384-0175.

Our Physician Specialties

The following discussion describes our physician specialties and the care that we provide:

•

Neonatal Care. We provide clinical care to babies born prematurely or with complications within specific units at hospitals, primarily NICUs, through a team of experienced neonatal physician subspecialists (called “neonatologists”), neonatal nurse practitioners and other pediatric clinicians. Neonatologists are board-certified or eligible-to-apply-for-certification as neonatologists who have extensive education and training for the care of babies born prematurely or with complications that require complex medical treatment. Neonatal nurse practitioners are registered nurses who have advanced training and education in managing the healthcare needs of newborns, infants and their families.

•

Maternal-fetal Care. We provide outpatient and inpatient clinical care to expectant mothers and their unborn babies through our affiliated maternal-fetal medicine subspecialists, obstetricians and other clinicians, such as maternal-fetal nurse practitioners, certified nurse mid-wives, ultrasonographers and genetic counselors. Maternal-fetal medicine subspecialists are board-certified or eligible-to-apply-for-certification obstetricians who have extensive education and training for the treatment of high-risk expectant mothers and their fetuses. Our affiliated maternal-fetal medicine subspecialists practice in certain metropolitan areas where we have affiliated neonatologists to provide coordinated care for women with complicated pregnancies and whose babies are often admitted to a NICU upon delivery.

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

•

Anesthesia Care. We provide anesthesia care through a team of experienced physician anesthesiologists, certified registered nurse anesthetists (called “CRNAs”) and anesthesia assistants (called “AAs”). Anesthesiologists are board-certified or eligible-to-apply-for-certification physicians who have extensive education and training for the relief of pain and care of the surgical patient before, during and after surgery, primarily at hospitals. They also provide medical care and consultations in many other settings and situations in addition to the operating room.

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

Demand for Our Services

Neonatal Medicine. Of the approximately 4.3 million births in the United States annually, we estimate that approximately 12 percent require NICU admissions. Numerous institutions conduct research to identify potential causes of premature birth and medical complications that often require NICU admissions. Some common contributing factors include the presence of hypertension or diabetes in the mother, lack of prenatal care, complications during pregnancy, drug and alcohol abuse and smoking or poor nutritional habits during pregnancy. Babies admitted to NICUs typically have an illness or condition that requires the care of a neonatologist. Babies who are born prematurely or have a low birth weight often require neonatal intensive care services because of increased risk for medical complications. We believe obstetricians generally prefer to perform deliveries at hospitals that provide a full complement of labor and delivery services, including a NICU staffed by board-certified or eligible-to-apply-for-certification neonatologists. Because obstetrics is a significant source of hospital admissions, hospital administrators have responded to these demands by establishing NICUs and contracting with independent neonatology group practices, such as our affiliated professional contractors, to staff and manage these units. As a result, NICUs within the United States tend to be concentrated in hospitals with a higher volume of births. There are approximately 4,000 board-certified neonatologists in the United States.

Maternal-Fetal Medicine. Expectant mothers with pregnancy complications often seek or are referred by their obstetricians to maternal-fetal medicine subspecialists. These subspecialists provide inpatient and outpatient care to women with conditions such as diabetes, hypertension, sickle cell disease, multiple gestation, recurrent miscarriage, family history of genetic diseases, suspected fetal birth defects, and other complications during their pregnancies. We believe that improved maternal-fetal care has a positive impact on neonatal outcomes. Data on neonatal outcomes demonstrate that, in general, the likelihood of mortality or an adverse condition or outcome (referred to as “morbidity”) is reduced the longer a baby remains in the womb. There are approximately 1,600 maternal-fetal medicine subspecialists providing care in the United States.

Pediatric Cardiology Medicine. Pediatric cardiologists provide inpatient and outpatient cardiology care of the fetus, infant, child, and adolescent with congenital heart defects and acquired heart disease, as well as of adults with congenital heart defects. We estimate that approximately one in every 120 babies is born with some form of heart defect. With advancements in care, there are approximately one million adults in the United States today living with congenital heart disease. There are approximately 1,800 board-certified pediatric cardiologists in the United States.

Other Pediatric Subspecialty Medicine. Other areas of pediatric subspecialty medicine are closely associated with maternal-fetal-newborn medical care. For example, pediatric intensivists are subspecialists who care for critically ill or injured children and adolescents in pediatric intensive care units (called “PICUs”). There are approximately 1,200 board-certified pediatric intensivists in the United States. In addition, pediatric hospitalists are pediatricians who provide care in many hospital areas, including labor and delivery and the newborn nursery.

Anesthesia Medicine. An estimated 45 million inpatient procedures and 31.5 million ambulatory procedures are performed annually in the United States. Anesthesiologists generally provide or participate in the administration of anesthetics in these procedures. According to the US Census Bureau, the U.S. population continues to expand and the fastest growing segment of the population consists of individuals over the age of 65. The growth in population and, in particular the age 65 or greater segment, has resulted in an increase in demand for surgical services and a correlating increase in demand for anesthesia services. The growth of ambulatory surgical centers and expansion of office-based procedures has also contributed to the demand for anesthesia services. There are approximately 43,000 anesthesiologists practicing in the United States.

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

Our Business Strategy

Our business objective is to enhance our position as a leading provider of physician services. The key elements of our strategy to achieve our objective are:

•

Build upon core competencies. We have developed significant administrative expertise relating to neonatal, maternal-fetal and other pediatric subspecialty physician services. We have also facilitated the development of a clinical approach to the practice of medicine among our affiliated physicians that includes research, education and quality initiatives intended to advance the practice of neonatology and maternal-fetal medicine, improve the quality of care provided to acutely ill newborns and expectant mothers with pregnancy complications and reduce long-term health system costs. We are in the process of developing similar expertise in pediatric cardiology and anesthesiology as we expand our presence in these specialties.

•

Promote same-unit growth. We seek opportunities for increasing revenues from our hospital- and office-based operations. For example, our affiliated hospital-based neonatal, maternal-fetal and other pediatric physicians are well situated to, and, in some cases, provide physician services in other departments, such as newborn nurseries, or in situations where immediate accessibility to specialized obstetric and pediatric care may be critical. In addition, we market our capabilities to obstetricians, pediatricians and family physicians to attract referrals to our hospital-based units and our office-based practices. We also market the services of our affiliated physicians to other hospitals to attract neonatology transport admissions. We intend to seek similar opportunities with our affiliated anesthesiologists.

•

Acquire physician practice groups. We continue to seek to expand our operations by acquiring established physician practices in our specialties which include neonatology, maternal-fetal medicine, pediatric cardiology and anesthesiology. We also pursue complementary pediatric subspecialty physician groups, such as pediatric intensivists and pediatric hospitalists. During 2008, we added 13 physician groups to our national network through acquisitions consisting of four neonatal practices, four maternal-fetal medicine practices, three pediatric cardiology practices, and two anesthesiology practices.

•

Strengthen relationships with our partners. By managing many of the operational challenges associated with a physician practice, encouraging clinical research, education and quality initiatives, and promoting timely intervention by our physicians, we believe that our business model is focused on improving the quality of care delivered to patients, promoting the appropriate length of their hospital stays and reducing long-term health system costs. We believe that referring and collaborating physicians, hospitals, third-party payors and patients all benefit to the extent that we are successful in implementing our business model. We will continue to seek opportunities to strengthen relationships with our partners.

OUR PHYSICIAN SERVICES

Neonatal Care

We provide neonatal care to babies born prematurely or with complications within specific hospital units, primarily NICUs, through our network of 844 affiliated neonatal physicians and other related clinical professionals who staff and manage clinical activities at more than 280 NICUs in 32 states and Puerto Rico. We partner with our hospital clients in an effort to enhance the quality of care delivered to premature and sick babies. Some of the nation’s largest and most prestigious hospitals, both not-for-profit and for-profit institutions, retain us to staff and manage their NICUs. Our affiliated neonatologists generally provide 24-hours-a-day, seven-days-a-week coverage in NICUs, support the local referring physician community and are available for consultation in other hospital departments. Our hospital partners benefit from our experience in managing complex intensive care units. Our neonatal physicians interact with colleagues across the country through an internal communications system to draw upon their collective expertise in managing challenging patient care issues. Our neonatal physicians also work collaboratively with maternal-fetal medicine subspecialists to coordinate care of mothers experiencing complicated pregnancies and their fetuses. We also employ or contract with neonatal nurse practitioners, who work with our affiliated physicians in providing medical care.

Maternal-Fetal Care

We provide outpatient and inpatient maternal-fetal care to expectant mothers with complicated pregnancies and their fetuses through our network of 143 affiliated physicians who provide maternal-fetal medical care as well as other related clinical professionals. Our affiliated neonatologists practice with maternal-fetal medicine subspecialists to provide coordinated care for expectant mothers with complicated pregnancies whose babies are often admitted to the NICU upon delivery. We believe continuity of treatment from mother and developing fetus during the pregnancy to the newborn upon delivery has improved the clinical outcomes of our patients.

Pediatric Cardiology Care

Our pediatric cardiology practice consists of 89 affiliated physicians and other related clinical professionals who provide specialized cardiac care to the fetus, pediatric patients with congenital and acquired heart disorders, as well as adults with congenital heart defects, through scheduled office visits, hospital rounds and immediate consultation in emergency situations.

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

•	Pediatric Intensive Care. We have 37 affiliated physicians who provide clinical care for critically ill or injured children and adolescents. They staff and manage PICUs at 18 hospitals.

•	Pediatric Hospitalists. We have 20 affiliated hospital-based physicians who provide clinical care to acutely ill children at 16 hospitals.

•

Other Newborn and Pediatric Care. Because our affiliated physicians and advanced nurse practitioners generally provide hospital-based coverage, they are situated to provide highly specialized care to address medical needs that may arise during a baby’s hospitalization. For example, as part of our ongoing efforts to support and partner with hospitals and the local referring physician community, our affiliated neonatologists, pediatric hospitalists and advanced nurse practitioners provide in-hospital nursery care to newborns through our newborn nursery program. This program is made available for babies during their hospital stay, which in the case of healthy babies typically consists of evaluation and observation, following which they are referred, and their hospital records are provided, to their pediatricians or family practitioners for follow-up care.

•

Newborn Hearing Screening Program. Our affiliated physicians also oversee the Company’s newborn hearing screening program. Since we launched this program in 1994, we believe that we have become the largest provider of newborn hearing screening services in the United States. In 2008, we screened approximately 394,000 babies for potential hearing loss at more than 190 hospitals across the nation. Over 40 states either require newborns to be screened for potential hearing loss before being discharged from the hospital or require that parents be offered the opportunity to submit their newborns to hearing screens. We contract or coordinate with hospitals to provide hearing screening services.

Anesthesia Care

We provide anesthesia care at hospitals, ambulatory surgery centers, and office-based practices with our 141 affiliated anesthesiologists. We also employ CRNAs and AAs, who work with our affiliated physicians in providing anesthesia care. Our anesthesiologists generally work as part of a team that includes surgeons and nurses that assist them. They support the surgeons by providing medical care before, during and after surgery so that surgeons may concentrate on the applicable surgery. Our anesthesiologists provide this care by evaluating the patient and consulting with the surgical team before surgery, providing pain control and support of life functions during surgery, supervising care after surgery and discharging the patient from the recovery unit. They also support other departments within the hospital such as labor and delivery, sedation for imaging, and the hospital’s emergency room by providing services as appropriate to patients requiring immediate care. In addition, our physicians provide anesthesia care at ambulatory surgical centers and office-based practices for procedures performed that require some level of anesthesia.

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

•

Clinical Research. We conduct clinical research to discover ways to improve care for our patients. We share our discoveries throughout the medical community through submissions to peer-reviewed literature. In the past three years, our clinicians have contributed to more than 120 published research papers, rivaling many academic institutions.

•

We have successfully completed several multi-center clinical trials. In 2008, papers on additional results from one of these trials, entitled A Randomized Controlled Trial Evaluating the Effect of Two Different Doses of Amino Acids on Growth and Serum Amino Acids in Premature Neonates, were published in the medical journal, the Journal of Perinatology. These papers, Demographic and Nutritional Factors Associated with Prolonged Cholestatic Jaundice in the Preterm Infant and The Influence of Amino Acid Supplementation, Gestational Age, and Time on Thyroxine Levels in Premature Neonates, represent important uses of proteomic evaluation of the premature infant and some of the first publications in this field that utilize these techniques for the neonate. In addition, a large new trial of the use of Amino Acids in the premature infant is planned for initiation. The trial is entitled Examining the Effects of Illness and Nutritional Support Upon Amino Acid and Acylcarnitines Profiles in Premature Neonate. It is anticipated that 1,000 infants will be enrolled in this project, making it one of the largest prospective trials of premature infant nutrition ever conducted.

•

Several additional multi-institutional clinical trials have been completed or are in progress. Two of the trials are focused on improving care for the infant: Demographic, Metabolic, and Genomic Description of Neonates with Severe Hyperbilirubinemia has ended and a manuscript has been submitted for publication, while the trial entitled Utility of Genetic Testing in Detection of Late-Onset Hearing Loss has already enrolled more than 3,000 infants and is in progress. Other trials focus on the high-risk mother to reduce the rate of prematurity and/or complications in pregnancy or delivery: A Randomized Double-Blinded Study Comparing the Impact of One Versus Two Doses of Antenatal Steroids on Neonatal Outcomes has been completed and a manuscript has been accepted for publication in the medical journal, American Journal of Obstetrics and Gynecology; Removal versus Retention of Cerclage in Preterm Premature Rupture of Membranes; 17 A-Hydroxyprogesterone Caproate for Reduction of Neonatal Mortality Due to Preterm Birth in

Twin or Triplet Pregnancies; Amniotic Fluid Tandem Mass Spectrometry for Pregnancies Complicated by Nonimmune Hydrops and Severe Symmetrical Intrauterine Growth Restriction; and Development of non-invasive tests to detect intra-amniotic Infection and Predict Pre-term Birth in Women Presenting with Pre-term Labor continue to enroll patients. In addition, three new collaborative trials have been initiated and will examine novel diagnostic approaches to maternal septicemia during pregnancy (which is the presence of bacteria in the blood), prediction of onset of pre-term labor and diagnosis of fetal aneuploidy (a condition involving the occurrence of one or more extra or missing chromosomes).

•

Continuous Quality Improvement. As part of our dedication to improving quality across our affiliated practices, we provide our clinicians with powerful information resources. Our physicians have access to accumulated data and robust software tools that enable them to compare their practices, across a variety of activity and outcome metrics, to our national practice network. From these comparisons, our physicians can identify areas for improvement, and then systematically monitor, study, learn, and implement change. We believe that our initiatives in continuous quality improvement have contributed to better patient care. For example, one of our initiatives has led to a nationwide, online collaborative effort among 80 hospitals to reduce the leading cause of infant blindness among premature newborns. Another continuous quality improvement effort has resulted in a significant reduction in the duration and frequency of antibiotic utilization in the NICU. Other projects include the optimization of weight gain among very low birth weight infants, the use of breast milk, and reducing the frequency of red blood cell transfusions in premature infants. In addition, continuous quality improvement initiatives are underway for our other physician specialties. Some of our prior continuous quality initiatives have resulted in published research papers.

•

Continuing Medical Education. We also make extensive physician continuing medical education and continuing nursing education resources available to our affiliated clinicians in an effort to ensure that they have access to current treatment methodologies. As an accredited provider for clinicians generally, we offer live continuing medical education through what we believe is one of the premier conferences in neonatal medicine—NEO: The Conference for Neonatology, which we launched in 2007. In addition to live educational opportunities, we also offer online education through “Pediatrix University—A University Without WallsR,” an interactive educational website.

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

•

Unit Management. We appoint a senior physician practicing medicine in each NICU, PICU, maternal-fetal, pediatric cardiology and anesthesia practice and other subspecialty practice that we manage to act as our medical director for that unit or practice. Each medical director is responsible for the overall management of his or her unit or practice, including staffing and scheduling, quality of care, professional discipline, utilization review, coordinating physician recruitment, and monitoring the financial success within the unit or practice. Medical directors also serve as a liaison with hospital administration, other physicians and the community.

•

Staffing and Scheduling. We assist with staffing and scheduling physicians and advanced practice nurses within the units and practices that we manage. For example, each NICU is staffed by at least one specialist on site or available on call. For our affiliated anesthesia physicians, CRNAs and AAs, we employ an operational system that assists with their staffing and scheduling. We are responsible for the salaries and benefits paid and provided to our affiliated physicians and practitioners. In addition, we employ, compensate and manage all non-medical personnel for our affiliated physician groups.

•

Recruiting and Credentialing. We have significant experience in locating, qualifying, recruiting and retaining experienced physicians. We maintain an extensive nationwide database of maternal-fetal, neonatal and other pediatric subspecialty physicians and are beginning to develop such a database for anesthesiologists. Our medical directors and physician management play a central role in the recruiting and interviewing process before candidates are introduced to other practice group physicians and hospital administrators. We check the credentials, licenses and references of all prospective affiliated physician candidates. In addition to our database of physicians, we recruit nationally through trade advertising, referrals from our affiliated physicians and attendance at conferences.

•

Billing, Collection and Reimbursement. We assume responsibility for contracting with third-party payors for all of our affiliated physicians. We are responsible for billing, collection and reimbursement for services rendered by our affiliated neonatal, maternal-fetal, pediatric subspecialty and anesthesia physicians. In all instances, however, we do not assume responsibility for charges relating to services provided by hospitals or other physicians with whom we collaborate. Such charges are separately billed and collected by the hospitals or other physicians. We provide our affiliated physicians with a training curriculum that emphasizes detailed documentation of and proper coding protocol for all procedures performed and services provided, and we provide comprehensive internal auditing processes, all of which are designed to achieve appropriate coding, billing and collection of revenues for physician services. Generally, our billing and collection operations are conducted from our corporate offices, as well as our regional business offices located across the United States and in Puerto Rico.

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

OUR INFORMATION SYSTEMS

We maintain several information systems to support our day-to-day operations and ongoing clinical research and business analysis. Since inception, our clinical information systems have accumulated clinical information from approximately 10 million daily progress records relating to more than 540,000 discharged patients.

•

BabySteps®. BabySteps is a clinical information management system used by our affiliated neonatal physicians to record clinical progress notes electronically and provides a decision tree to assist them in certain situations with the selection of appropriate billing codes.

•

Nextgen™. We have licensed the Nextgen Electronic Medical Record (“EMR”) for our office-based maternal-fetal and pediatric cardiology physicians to record clinical documentation related to their patients. This system has the ability to provide benefits to our office-based practices that are similar to what BabySteps provides to our neonatology practices, including decision trees to assist physicians with the selection of appropriate billing codes, promotion of consistent documentation, and data for research and education. We are currently in the process of implementing EMR in all of our office-based maternal-fetal and pediatric cardiology practices.

•

Pediatrix University®. In addition to providing continuing education, our Pediatrix University also functions as a “virtual doctors’ lounge,” enabling physicians around the country to discuss difficult or unusual cases with one another. It also provides a rich source of ongoing medical education in Neonatology and Maternal-Fetal Medicine.

•

Clinical Data Warehouse. BabySteps enables our affiliated practices to capture a consistent set of information about the patients we treat. We transfer information from the clinical progress notes in Babysteps to what we call our “clinical data warehouse.” With comprehensive reporting tools, our physicians are able to use this information to benchmark outcomes, enhance clinical decision-making and advance best practices at the bedside. Using a variety of clinical performance markers, a de-identified version of the data warehouse also helps us track drug interactions, link treatments to outcomes and identify opportunities to enhance patient outcomes. Our clinical data warehouse also helps us to identify prospective clinical trials and continuous quality improvement initiatives.

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

Hospitals

Our relationships with our hospital partners are critical to our operations. We have been retained by over 300 hospitals to staff and manage clinical activities within specific hospital-based units. Our affiliated physicians are important components of obstetric, pediatric and surgical services provided by hospitals. Our hospital-based focus enhances our relationships with hospitals and creates opportunities for our affiliated physicians to provide patient care in other areas of the hospital. For example, our physicians may provide care in emergency rooms, nurseries and other departments where access to specialized obstetric, pediatric and anesthesia care may be critical. Because hospitals control access to their units and operating rooms through the awarding of contracts and hospital privileges, we must maintain good relationships with our hospital partners. Our hospital partners benefit from our expertise in managing critical care units and other settings staffed with physician specialists, including managing variable admission rates, operating costs, complex reimbursement systems and other administrative burdens. We also work with our hospital partners to enhance their reputation and market our services to referring physicians, an important source of hospital admissions, within the communities served by those hospitals.

Under our contracts with hospitals, we have the responsibility to manage, in many cases exclusively, the provision of physician services for hospital-based units, such as NICUs, and other hospital settings. We typically are responsible for billing patients and third-party payors for services rendered by our affiliated physicians separately from other related charges billed by the hospital or other physicians to the same payors. Some of our hospital contracts require a hospital to pay us administrative fees. Some contracts provide for fees if the hospital does not generate sufficient patient volume in order to guarantee that we receive a specified minimum revenue level. We also receive fees from hospitals for administrative services performed by our affiliated physicians providing medical director services at the hospital. Administrative fees accounted for approximately 6% of our net patient service revenue during 2008. Our contracts with hospitals also generally require us to indemnify them and their affiliates for losses resulting from the negligence of our affiliated physicians. Our hospital contracts typically have terms of one to three years which can be terminated without cause by either party upon prior written notice, and renew automatically for additional terms of one to three years unless earlier terminated by any party. While we have in most cases been able to renew these arrangements, hospitals may cancel or not renew our arrangements, or reduce or eliminate our administrative fees in the future.

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

Medicare is a health insurance program primarily for individuals 65 years of age and older, certain younger people with disabilities and people with end-stage renal disease. The program is provided without regard to income or assets and offers beneficiaries different ways to obtain their medical benefits. The most common option selected today by Medicare beneficiaries is the traditional fee-for-service payment system and the other options include managed care, preferred provider organizations, and private fee-for-service and specialty plans. Medicare compensation rates are generally much lower in comparison to private sector health plans. Because we provide anesthesia services to a wide array of patients, including Medicare beneficiaries, a portion of our patients’ services will be reimbursed by Medicare.

In order to participate in government programs, we and our affiliated practices must comply with stringent and often complex enrollment and reimbursement requirements. Different states also impose differing standards for their Medicaid programs. See “Government Regulation—Government Reimbursement Requirements.”

We also receive compensation pursuant to contracts with commercial payors that offer a wide variety of health insurance products, such as Health Maintenance Organizations, Preferred Provider Organizations and

Exclusive Provider Organizations that are subject to various state laws and regulations, as well as self-insured organizations subject to federal ERISA requirements. We seek to secure mutually agreeable contracts with payors that enable our affiliated physicians to be listed as in-network participants within the payors’ provider networks. We generally contract with commercial payors through our affiliated professional contractors, principally on a local basis. Subject to applicable laws and regulations, the terms, conditions and compensation rates of our contracts with commercial third-party payors are negotiated and often vary widely across markets and among payors. In some cases, we contract with organizations that establish and maintain provider networks and then rent or lease such networks to the actual payor. Our contracts with commercial payors typically provide for discounted fee-for-service arrangements and grant each party the right to terminate the contracts without cause upon prior written notice. In addition, these contracts generally give commercial payors the right to audit our billings and related reimbursements for professional services provided by our affiliated physicians.

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

Affiliated Physicians and Practice Groups

Our relationships with our affiliated physicians are important. Our affiliated physicians are organized in traditional practice group structures. In accordance with applicable state laws, our affiliated practice groups are responsible for the provision of medical care to patients. Our affiliated practice groups are separate legal entities organized under state law as professional associations, corporations and partnerships, which we sometimes refer to as “our affiliated professional contractors.” Each of our affiliated professional contractors is owned by a licensed physician affiliated with MDX through employment or another contractual relationship. Our national infrastructure enables more effective and efficient sharing of new discoveries and clinical outcomes data, including implementation of best demonstrated processes, and affords access to our sophisticated information systems, and clinical research and education.

Our affiliated professional contractors employ or contract with physicians to provide clinical services in certain states and Puerto Rico. In most of our affiliated practice groups, each physician has entered into an employment agreement with us or one of our affiliated professional contractors providing for a base salary and incentive bonus eligibility and typically having a term of three to five years. We typically are responsible for billing patients and third-party payors for services rendered by our affiliated physicians and, with respect to services provided in a hospital, separately from other charges billed by hospitals to the same payors. Each physician must hold a valid license to practice medicine in the state in which he or she provides patient care and must become a member of the medical staff, with appropriate privileges, at each hospital at which he or she practices. Substantially all the physicians employed by us or our affiliated professional contractors have agreed not to compete within a specified geographic area for a certain period after termination of employment. Although we believe that the non-competition covenants of our affiliated physicians are reasonable in scope and duration and therefore enforceable under applicable state laws, we cannot predict whether a court or arbitration panel would enforce these covenants. Our hospital contracts also typically require that we and the physicians performing services maintain minimum levels of professional and general liability insurance. We negotiate those policies and contract and pay the premiums for such insurance on behalf of the physicians.

Each of our affiliated professional contractors has entered into a comprehensive management agreement with a subsidiary of MEDNAX, Inc. as manager. These agreements are long-term in nature, and in most cases permanent, subject only to a right of termination by the manager (except in the case of gross negligence, fraud or illegal acts of the manager). Under the terms of these management agreements, the manager is paid for its services based on the performance of the applicable practice group, and the manager is responsible for the provision of non-medical services and the compensation and benefits of the practices’ non-physician medical personnel. See “Government Regulation—Fee Splitting; Corporate Practice of Medicine.”

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

GOVERNMENT REGULATION

The healthcare industry is governed by a framework of federal and state laws, rules and regulations that are extensive and complex and for which, in many cases, the industry has the benefit of only limited judicial and regulatory interpretation. If we or one of our affiliated practice groups is found to have violated these laws, rules or regulations, our business, financial condition and results of operations could be materially adversely affected. Moreover, healthcare reform continues to attract significant legislative interest and public attention. Healthcare legislation or changes in government regulation may affect our reimbursement, restrict our existing operations, limit the expansion of our business or impose additional compliance requirements and costs, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock.

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

Fee Splitting; Corporate Practice of Medicine

Many states have laws that prohibit business corporations, such as MDX, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians, or engaging in certain arrangements, such as fee splitting, with physicians. In light of these restrictions, we operate by maintaining long-term management contracts through our subsidiaries with affiliated professional contractors, which employ or contract with physicians to provide physician services. Under these arrangements, our manager subsidiaries perform only non-medical administrative services, do not represent that they offer medical services and do not exercise influence or control over the practice of medicine by the physicians employed by the affiliated professional contractors. In states where fee splitting with a business corporation is prohibited, the fees that are received from the affiliated professional contractors have been established on a basis that we believe complies with the applicable states’ laws. Although the relevant laws in these states have been subjected to limited judicial and regulatory interpretation, we believe that we are in compliance with applicable state laws in relation to the corporate practice of medicine and fee splitting. However, regulatory authorities or other parties, including our affiliated physicians, may assert that, despite these arrangements, we or our manager subsidiaries are engaged in the corporate practice of medicine or that the contractual arrangements with the affiliated professional contractors constitute unlawful fee splitting, in which case we could be subject to civil or criminal penalties, the contracts could be found legally invalid and unenforceable (in whole or in part) or we could be required to restructure our contractual arrangements with our affiliated professional contractors.

Fraud and Abuse Provisions

Existing federal laws governing Medicaid, Medicare and other federal healthcare programs (the “FHC Programs”), as well as similar state laws, impose a variety of fraud and abuse prohibitions on healthcare companies like us. These laws are interpreted broadly and enforced aggressively by multiple government agencies, including the Office of Inspector General of the Department of Health and Human Services (the “OIG”), the Department of Justice (the “DOJ”) and various state authorities. In addition, in the Deficit Reduction Act of 2005, Congress established a Medicaid Integrity Program to enhance federal and state efforts to detect Medicaid fraud, waste and abuse and provide financial incentives for states to enact their own false claims legislation as an additional enforcement tool against Medicaid fraud and abuse. Since then, a growing number of states have enacted healthcare fraud and abuse legislation.

The fraud and abuse laws include extensive federal and state regulations applicable to our financial relationships with hospitals, referring physicians and other healthcare entities. In particular, the federal anti-kickback statute prohibits the solicitation, offering, payment solicitation or receipt of any remuneration in return for either referring Medicaid, Medicare or other FHC Program business, or purchasing, leasing, ordering, or arranging for or recommending any service or item for which payment may be made by an FHC Program. In addition, federal physician self-referral legislation, commonly known as the “Stark Law,” prohibits a physician from ordering certain designated health services reimbursable by Medicare from an entity with which the physician has a prohibited financial relationship. These laws are broadly worded and, in the case of the anti-kickback law, have been broadly interpreted by federal courts, and potentially subject many business arrangements to government investigation and prosecution, which can be costly and time consuming.

Violations of these laws are punishable by substantial penalties, including monetary fines, civil penalties, criminal sanctions (in the case of the anti-kickback law), exclusion from participation in FHC Programs and forfeiture of amounts collected in violation of such laws, any of which could have an adverse effect on our business and results of operations. Many of the states in which we operate also have similar anti-kickback and self-referral laws which are applicable to our government and non-government business and which also authorize substantial penalties for violations.

There are a variety of other types of federal and state fraud and abuse laws, including laws authorizing the imposition of criminal, civil and administrative penalties for filing false or fraudulent claims for reimbursement with government healthcare programs. These laws include the civil False Claims Act (“FCA”), which prohibits the filing of false claims with the federal government or federal government programs, including Medicaid, Medicare, the TRICARE program for military dependents and retirees, and the Federal Employees Health Benefits Program. Substantial civil fines can be imposed for violating the FCA. Furthermore, proving a violation of the FCA requires only that the government show that the individual or company that filed the false claim acted in “reckless disregard” of the truth or falsity of the claim, notwithstanding that there may have been no intent to defraud the government program and no actual knowledge that the claim was false (which typically are required to be shown to sustain a criminal conviction). The FCA also includes “whistleblower” provisions that permit private citizens to sue a claimant on behalf of the government and thereby share in the amounts recovered under the law. In recent years, many cases have been brought against healthcare companies by such “whistleblowers,” which have resulted in judgments or, more often, settlements involving substantial payments to the government by the companies involved. It is anticipated that the number of such actions against healthcare companies will continue to increase with the enactment of a growing number of state false claims acts and certain amendments to the FCA under consideration in Congress. In addition, federal and state agencies that administer healthcare programs have at their disposal statutes, commonly known as the “civil money penalty laws,” that authorize substantial administrative fines and exclusion from government programs in any case where the individual or company that filed a false claim, or caused a false claim to be filed, knew or should have known that the claim was false or fraudulent. As under the FCA, it often is not necessary for the agency to show that the claimant had actual knowledge that the claim was false or fraudulent in order to impose these penalties.

The civil and administrative false claims statutes are being applied in an increasingly broader range of circumstances. For example, government authorities often argue that claiming reimbursement for services that fail to meet applicable quality standards may, under certain circumstances, violate these statutes. Government authorities also often take the position that claims for services that were induced by kickbacks, Stark Law violations or other illicit marketing schemes are fraudulent and, therefore, violate the false claims statutes. This position has been generally accepted by courts in cases in which it has been tested. In addition, we are under a corporate integrity agreement with the OIG (the “Corporate Integrity Agreement”) in connection with the settlement of a previously disclosed investigation, which creates an additional basis for administrative liability. See “Government Investigations.”

If we or our affiliated professional contractors were excluded from any government-sponsored healthcare programs, not only would we be prohibited from submitting claims for reimbursement under such programs, but we also would be unable to contract with other healthcare providers, such as hospitals, to provide services to them.

Although we intend to conduct our business in compliance with all applicable federal and state fraud and abuse laws, many of the laws and regulations applicable to us, including those relating to billing and those relating to financial relationships with physicians and hospitals, are broadly worded and may be interpreted or applied by prosecutorial, regulatory or judicial authorities in ways that we cannot predict. Accordingly, we cannot assure you that our arrangements or business practices will not be subject to government scrutiny or be alleged or found to violate applicable fraud and abuse laws. Moreover, the standards of business conduct expected of healthcare companies under these laws and regulations have become more stringent in recent years, even in instances where there has been no change in statutory or regulatory language. If there is a determination by government authorities that we have not complied with any of these laws and regulations, or that we have materially breached the terms of our Corporate Integrity Agreement with the OIG, our business, financial condition and results of operations could be materially adversely affected. See “Government Investigations.”

Government Reimbursement Requirements

In order to participate in the various state Medicaid programs and the Medicare Program, we and our affiliated practices must comply with stringent and often complex enrollment and reimbursement requirements. Moreover, different states impose differing standards for their Medicaid programs. While our compliance program requires that we and our affiliated practices adhere to the laws and regulations applicable to the government programs in which we participate, our failure to comply with these laws and regulations could negatively affect our business, financial condition and results of operations. See “Government Regulation—Fraud and Abuse Provisions,” “Government Regulation—Compliance Plan,” “Government Investigations” and “Other Legal Proceedings.”

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

Antitrust

The healthcare industry is subject to close antitrust scrutiny. In recent years, the Federal Trade Commission (the “FTC”), the DOJ, and state Attorneys General have increasingly taken steps to review and, in some cases, take enforcement action against, business conduct and acquisitions in the healthcare industry. Violations of antitrust laws may be punishable by substantial penalties, including significant monetary fines, civil penalties, criminal sanctions, consent decrees and injunctions prohibiting certain activities or requiring divestiture or discontinuance of business operations. Any of these penalties could have a material adverse effect on our business, financial condition and results of operations.

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

Pursuant to HIPAA, the Department of Health and Human Services (“DHHS”) has adopted standards to protect the privacy and security of health-related information. DHHS’s privacy standards became effective in 2003 and apply to medical records and other individually identifiable health information used or disclosed by healthcare providers, hospitals, health plans and healthcare clearinghouses in any form, whether electronically, on paper, or orally. We have implemented privacy policies and procedures, including training programs, designed to be compliant with the HIPAA privacy regulations.

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

Compliance Plan

We have adopted a compliance plan that reflects our commitment to complying with laws and regulations applicable to our business and meeting our ethical obligations in conducting our business (the “Compliance Plan”). We believe our Compliance Plan provides a solid framework to meet this commitment and our obligations under the Corporate Integrity Agreement entered into in connection with the settlement of a previously disclosed government investigation, including:

•	a Chief Compliance Officer who reports to the Board of Directors on a regular basis;

•	a Compliance Committee consisting of our senior executives;

•	a formal internal audit function, including a Director of Internal Audit who reports to the Audit Committee on a regular basis;

•	our Code of Conduct, which is applicable to our employees, independent contractors, officers and directors;

•

our Code of Professional Conduct—Finance, which is applicable to our finance personnel, including our Chief Executive Officer, Chief Financial Officer (who is also our Chief Accounting Officer), Treasurer, Vice President of Accounting and Finance and Controller;

•

a disclosure program that includes a mechanism to enable individuals to disclose to the Chief Compliance Officer or any person who is not in the disclosing individual’s chain of command, issues or questions believed by the individual to be a potential violation of criminal, civil, or administrative laws;

•	an organizational structure designed to integrate our compliance objectives into our corporate, regional and practice levels; and

•	education, monitoring and corrective action programs designed to establish methods to promote the understanding of our Compliance Plan and adherence to its requirements.

The foundation of our Compliance Plan is our Code of Conduct, which is intended to be a comprehensive statement of the ethical and legal standards governing the daily activities of our employees, affiliated professionals, independent contractors, officers and directors. All our personnel are required to abide by, and are given thorough education regarding, our Code of Conduct. In addition, all employees and affiliated professionals are expected to report incidents that they believe in good faith may be in violation of our Code of Conduct. We maintain a toll-free hotline to permit individuals to report compliance concerns on an anonymous basis and obtain answers to questions about our Code of Conduct. Our Compliance Plan, including our Code of Conduct, is administered by our Chief Compliance Officer with oversight by our Chief Executive Officer, Compliance Committee and Board of Directors. We also have a Code of Professional Conduct—Finance, which is applicable to our finance personnel, including our Chief Executive Officer, Chief Financial Officer (who is also our Chief Accounting Officer), Treasurer, Vice President of Accounting and Finance and Controller. Copies of our Code of Conduct and our Code of Professional Conduct—Finance are available on our website, www.mednax.com. Our internet website and the information contained therein or connected thereto are not incorporated into or deemed a part of this Form 10-K. Any amendments or waivers to our Code of Professional Conduct—Finance will be promptly disclosed on our website following the date of any such amendment or waiver. See “Government Investigations.”

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

As part of the Federal Settlement Agreement, we are under a five-year Corporate Integrity Agreement with the OIG. The Corporate Integrity Agreement acknowledges the existence of our comprehensive Compliance Plan, which provides for policies and procedures aimed at promoting our adherence with FHC Program requirements and requires us to maintain the Compliance Plan in full operation for the term of the Corporate Integrity Agreement. See “Government Regulation—Compliance Plan.” In addition, the Corporate Integrity Agreement requires, among other things, that we must comply with the following integrity obligations during the term of the Corporate Integrity Agreement:

•	maintaining a Chief Compliance Officer and Compliance Committee to administer our compliance with FHC Program requirements, our Compliance Plan and the Corporate Integrity Agreement;

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

•

not hiring or, if employed, removing from the Company’s business operations which are related to or compensated, in whole or part, by FHC Programs, persons (i) convicted of a criminal offense related to the provision of healthcare items or services or (ii) ineligible to participate in FHC Programs or Federal procurement or non-procurement programs;

•

notifying the OIG of (i) new investigations or legal proceedings by a governmental entity or its agents involving an allegation that the Company has committed a crime or has engaged in fraudulent activities, (ii) matters that a reasonable person would consider a probable violation of criminal, civil or administrative laws applicable to any FHC Program for which penalties or exclusion may be imposed, and (iii) the purchase, sale, closure, establishment, or relocation of any facility furnishing items or services that are reimbursed under FHC Programs;

•	reporting and returning overpayments received from FHC Programs;

•	submitting reports to the OIG regarding our compliance with the Corporate Integrity Agreement; and

•

maintaining for inspection, for a period of six years from the effective date, all documents and records relating to reimbursement from the FHC Programs and compliance with the Corporate Integrity Agreement.

Failure to comply with our duties under the Corporate Integrity Agreement could result in substantial monetary penalties and in the case of a material breach, could even result in our being excluded from participating in FHC Programs. Management believes that we were in compliance with the Corporate Integrity Agreement as of December 31, 2008.

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

Although we currently maintain liability insurance coverage intended to cover professional liability and certain other claims, we cannot assure that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us in the future where the outcomes of such claims are unfavorable to us. With respect to professional liability risk, we self-insure a significant portion of this risk through our wholly owned captive insurance subsidiary. Liabilities in excess of our insurance coverage, including coverage for professional liability and certain other claims, could have a material adverse effect on our business, financial condition and results of operations. See “Professional and General Liability Coverage.”

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

EMPLOYEES AND PROFESSIONALS UNDER CONTRACT

In addition to the 1,274 practicing physicians affiliated with us as of December 31, 2008, we employed or contracted with 1,258 other clinical professionals, including advanced practice nurses, and 2,445 other full-time and part-time employees.

GEOGRAPHIC COVERAGE

We provide services in 32 states, including Alaska, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Indiana, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and West Virginia, and Puerto Rico. During 2008, approximately 56% of our net patient service revenue was generated by operations in our five largest states. Our operations in Texas accounted for approximately 26% of our net patient service revenue for the same period. Although we continue to seek to diversify the geographic scope of our operations, primarily through acquisitions of physician group practices, we may not be able to implement successfully or realize the expected benefits of any of these initiatives. Adverse changes or conditions affecting states in which our operations are concentrated, such as healthcare reforms, changes in laws and regulations, reduced Medicaid or Medicare reimbursements, an increase in the income level required to qualify for government healthcare programs or government investigations, may have a material adverse effect on our business, financial condition and results of operations.

SERVICE MARKS

We have registered the service marks “Pediatrix Medical Group,” “Obstetrix Medical Group,” “Pediatrix University,” “Pediatrix University-A University Without Walls,” “Screen Today for a Better Tomorrow,” and the baby design logo, among others, with the United States Patent and Trademark Office. In addition, we have a pending application to register the trademark “MEDNAX NATIONAL MEDICAL GROUP” and the MEDNAX design logo.

AVAILABLE INFORMATION

Our annual proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those statements and reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge and may be printed out through our Internet website, www.mednax.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our proxy statements and reports may also be obtained directly from the SEC’s Internet website at www.sec.gov or from the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling 1-800-SEC-0330. Our Internet website and the information contained therein or connected thereto are not incorporated into or deemed a part of this Form 10-K.

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

The decline in economic conditions could have an adverse effect on our business.

The United States is experiencing an economic slowdown. There have been disruptions in the capital and credit markets. In addition, the number of unemployed workers has increased dramatically. During 2008, our business was impacted by lower neonatal intensive care unit patient volume and we experienced a shift toward government-sponsored healthcare programs. The trend in patient volume could continue or accelerate and there could be additional shifts toward government-sponsored programs if economic conditions in the United States do not improve. Declining economic conditions could lead to further increases in the number of unemployed workers and a decline in the number of private employers that offer healthcare insurance coverage to their employees. These conditions could also lead employers that do offer healthcare coverage to increase the required contributions from employees to pay for their coverage and increase patient responsibility amounts. As a consequence, the number of patients who participate in government-sponsored programs or are uninsured could increase. Payments received from government-sponsored programs are substantially less than payments received from managed care and other third-party payors. A payor mix shift from managed care and other third-party payors to government payors may result in an increase in our estimated provision for contractual adjustments and uncollectibles and a corresponding decrease in our net patient service revenue. Further increases in the government component of our payor mix at the expense of other third-party payors could result in a significant reduction in our average reimbursement rates.

In addition, many states are experiencing lower than anticipated revenues and facing significant budget shortfalls. These shortfalls could lead to reduced or delayed funding for state Medicaid programs and in turn reduced or delayed reimbursement for physician services. Notwithstanding these shortfalls, the American Recovery and Reinvestment Act of 2009 (the “Stimulus Package”), which was enacted in February 2009, contains provisions that will provide states with temporary additional funds to assist them with their Medicaid programs. In addition, the Stimulus Package contains provisions that will provide subsidies to certain unemployed workers who have elected to extend their employer-sponsored health insurance under COBRA. There can be no assurance that the Stimulus Package will mitigate the impact of the economic decline on our payor mix or our reimbursement from government-sponsored programs.

Potential disruptions in the capital and credit markets may adversely affect the availability and cost of funds for liquidity requirements and could have an adverse effect on our business.

The Company relies on cash flows from operations and its line of credit to fund financial commitments and short-term liquidity needs, including funds necessary for business acquisitions. The Company also uses letters of credit issued under its line of credit to support its business operations. Disruptions in the capital and credit markets, such as have been experienced during 2008, could adversely affect the Company’s ability to draw on its Line of Credit. Our access to funds under the line of credit is dependent on the ability of the banks to meet their funding commitments.

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

New laws, regulations or government policies concerning healthcare reform may have a significant effect on our business.

In February 2009, Congress reauthorized the State Children’s Health Insurance Program (“SCHIP”) through September 2013 and expanded its eligibility coverage. The expansion of SCHIP eligibility could cause patients who otherwise would have participated in private healthcare insurance programs to participate in government-sponsored programs. Additional reform efforts could change the eligibility requirements for other government-sponsored programs and could increase the number of patients who participate in such programs or the number of uninsured patients. Payments received from government-sponsored programs are substantially less than payments received from managed care and other third-party payors. A payor mix shift from managed care and other third-party payors to government payors may result in an increase in our estimated provision for contractual adjustments and uncollectibles and a corresponding decrease in our net patient service revenue. Further increases in the government component of our payor mix at the expense of other third-party payors could also result in a significant reduction in our average reimbursement rates.

In prior years, other legislative proposals have been introduced or proposed in Congress and some state legislatures that would effect major changes in the healthcare system. Among the proposals which are being or have been considered are the creation of a single government health plan that would cover all citizens, mandated private insurance for all citizens, mandated coverage for all children, other healthcare insurance reforms, Medicare and Medicaid expansion and related reforms, cost controls on physicians and other providers, pay-for-performance, and taxes on physician revenue. We cannot predict, however, if any proposal that has been or will be considered will be adopted or what effect any recently adopted or future legislation will have on us. Changes in healthcare laws or regulations could reduce our revenue, impose additional costs on us or affect our opportunities for continued growth.

Government programs or private insurers may limit, reduce or make retroactive adjustments to reimbursement amounts or rates.

A significant portion of our net patient revenue is derived from payments made by government-sponsored healthcare programs, principally Medicaid. These government programs, as well as private insurers, have taken and may continue to take steps, including a movement toward managed care, to control the cost, eligibility for, use and delivery of healthcare services as a result of budgetary constraints and cost containment pressures due to declining economic conditions and for other reasons, including those described above under Item 1. Business—”Government Regulation—Government Reimbursement Requirements.” These government programs and private insurers may attempt other measures to control costs including bundling of services and denial of or reduction in reimbursement for certain services and treatments. As a result, payments from government programs or private payors may decrease significantly. Also, any adjustment in Medicare reimbursement rates may have a detrimental impact on our reimbursement rates not only for Medicare patients but also because Medicaid and other third-party payors base their reimbursement rates on a percentage of Medicare reimbursement rates. Our business may be materially affected by limitations of or reductions in reimbursement amounts or rates or elimination of coverage for certain individuals or treatments. Moreover, because government programs generally provide for reimbursements on a fee-schedule basis rather than on a charge-related basis, we generally cannot increase our revenues from these programs by increasing the amount we charge for our services. To the extent our costs increase, we may not be able to recover our increased costs from these programs, and cost containment measures and market changes in non-governmental insurance plans have generally restricted our ability to recover, or shift to non-governmental payors, these increased costs. In addition, funds we receive from third-party payors are subject to audit with respect to the proper billing for physician and ancillary services and, accordingly, our revenue from these programs may be adjusted retroactively. Any retroactive adjustments to our reimbursement amounts could have a material effect on our financial condition, results of operations, cash flows and the trading price of our common stock.

In addition, Medicare reimbursement rates could be reduced due to formulaic rules. Presently, Medicare pays for all physician services based upon a national fee schedule which contains a list of uniform rates. The payment rates under the fee schedule are determined based on national uniform relative value units for the services provided, a geographic adjustment factor and a conversion factor. The fee schedule is adjusted annually based on a complex formula that is linked in part to the use of services by Medicare beneficiaries and the growth in gross domestic product. Since 2002, this formula has resulted in negative payment updates under the fee schedule and Congress has had to take legislative action to reverse scheduled payment reductions. Unless Congress takes additional legislative action this year, the fee schedule will be reduced by approximately 20% effective July 1, 2009. Fee reductions will continue to be scheduled annually unless Congress takes action in the future to modify or reform the mechanism by which payment rates are updated. If no action is taken, reductions in the fee schedule could have a material adverse effect on our financial condition, results of operations, cash flows and the trading price of our common stock.

Matters relating to our historical stock option granting practices have resulted in regulatory proceedings, governmental enforcement actions and other litigation.

In July 2007, the Audit Committee of our Board of Directors concluded a comprehensive review of our historical practices related to the granting of stock options. At the commencement of the review, we voluntarily contacted the SEC regarding the Audit Committee’s review and subsequently the SEC commenced a formal investigation into our stock option practices. We also had discussions with the U.S. Attorney’s office for the Southern District of Florida regarding the Audit Committee’s review and, in response to a subpoena, provided the office with various documents and information related to our stock option practices. We intend to continue full cooperation with the U. S. Attorney’s office and the SEC. See Item 1. Business—“Government Investigations.” In addition, in April 2008, a United States District Court entered a final judgment approving a Stipulation of Settlement with respect to a related derivative lawsuit. See Item 1. Business—“Other Legal Proceedings.”

No assurance can be given regarding the outcomes from any regulatory proceedings or government enforcement actions relating to our historical stock option granting practices, the restatement of prior period financial statements as a result of the Audit Committee’s review or other historical disclosures. The resolution of these matters may be time consuming, expensive, and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties.

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

We have expanded and intend to continue to seek to expand our presence in new and existing metropolitan areas for us by acquiring established neonatal, maternal-fetal and pediatric cardiology physician practice groups, other complementary pediatric subspecialty physician groups and anesthesia care practices. We made our first acquisition of an anesthesia care practice in 2007 and acquired two additional practices in 2008. Accordingly, this type of physician service is a relatively new specialty for our company.

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

Each of our employees is responsible for the security of the information in our systems and to ensure that private and financial information is kept confidential. Should an employee not follow appropriate security measures it may result in the release of private or confidential financial information. The release of such information could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our business entails an inherent risk of claims of medical malpractice against our affiliated physicians and us. We may also be subject to other lawsuits which may involve large claims and significant defense costs. Although we currently maintain liability insurance coverage intended to cover professional liability and other claims, there can be no assurance that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us where the outcomes of such claims are unfavorable to us. Generally, we self-insure our liabilities to pay retention amounts for professional liability matters through a wholly owned captive insurance subsidiary. Liabilities in excess of our insurance coverage, including coverage for professional liability and other claims, could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock. See Item 1. Business—“Other Legal Proceedings” and “Professional and General Liability Coverage.”

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

In addition, declining economic conditions could affect the timeliness and amounts received from our third-party and government payors which would impact the Company’s short-term liquidity needs.

Hospitals may terminate their agreements with us, our physicians may lose the ability to provide services in hospitals or administrative fees paid to us by hospitals may be reduced.

Our net patient service revenue is derived primarily from fee-for-service billings for patient care provided within hospital units by our affiliated physicians and from administrative fees paid to us by hospitals. See Item 1. Business—“Relationships with Our Partners—Hospitals.” Our hospital partners may cancel or not renew their contracts with us, reduce or eliminate our administrative fees in the future, or refuse to pay us our administrative fees if we fail to honor the terms of our agreement. Declining economic conditions could influence future actions of our hospital partners. To the extent that our arrangements with our hospital partners are canceled, or are not renewed or replaced with other arrangements having at least as favorable terms, our business, financial condition and results of operations could be adversely affected. In addition, to the extent our affiliated physicians lose their privileges in hospitals or hospitals enter into arrangements with other physicians, our business, financial condition, results of operations and cash flows could be materially adversely affected.

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

A majority of our net patient service revenue in 2008 was generated by our operations in five states. In particular, Texas accounted for approximately 26% of our net patient service revenue in 2008. See Item 1. Business—“Geographic Coverage.” Adverse changes or conditions affecting these particular states, such as healthcare reforms, changes in laws and regulations, reduced Medicaid reimbursements and government investigations, economic conditions and natural disasters may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our Amended and Restated Articles of Incorporation authorize our board of directors to issue up to 1,000,000 shares of undesignated preferred stock and to determine the powers, preferences and rights of these shares without shareholder approval. This preferred stock could be issued with voting, liquidation, dividend and other rights superior to those of the holders of common stock. The issuance of preferred stock under some circumstances could have the effect of delaying, deferring or preventing a change in control. In addition, provisions in our amended and restated articles of incorporation and bylaws, including those relating to calling shareholder meetings, taking action by written consent and other matters, could render it more difficult or discourage an attempt to obtain control of MEDNAX through a proxy contest or consent solicitation. These provisions could limit the price that some investors might be willing to pay in the future for our shares of common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate office building, which we own, is located in Sunrise, Florida and contains 80,000 square feet of office space. We also lease space covering an additional 33,000 square feet for other corporate administrative functions in Sunrise, Florida. This space and the space in hospitals and other facilities which we lease for our business and medical offices, and other needs, had an aggregate annual rent of approximately $14,340,000 in 2008. See Note 10 to the Consolidated Financial Statements in this Form 10-K, which is incorporated herein by reference. We believe that our facilities and the equipment used in our business are in good condition in all material respects and sufficient for our present needs.

ITEM 3.	LEGAL PROCEEDINGS

The information required by this Item is included in and incorporated herein by reference to Item 1. Business of this Form 10-K under “Government Investigations” and “Other Legal Proceedings.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the three months ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Effective December 31, 2008, we completed a holding company formation transaction that established MEDNAX, Inc. as the parent company of Pediatrix. In connection with this transaction, the Company changed its New York Stock Exchange (the “NYSE”) trading symbol to “MD” from “PDX” effective with the first trading day of 2009. The high and low sales prices for a share of our common stock for each quarter during our last two fiscal years is set forth below, as reported in the NYSE consolidated transaction reporting system:

	High	Low
2008
First Quarter	$72.51	$50.23
Second Quarter	70.01	45.20
Third Quarter	58.96	46.47
Fourth Quarter	49.00	23.36

2007
First Quarter	$57.41	$48.24
Second Quarter	60.35	54.00
Third Quarter	65.72	52.48
Fourth Quarter	69.18	59.44

As of February 23, 2009, we had 237 holders of record of our common stock, and the closing sales price on that date for our common stock was $34.91 per share. We believe that the number of beneficial owners of our common stock is greater than the number of record holders because a significant number of shares of our common stock is held through brokerage firms in “street name.”

Dividend Policy

We did not declare or pay any cash dividends on our common stock in 2008 or 2007, nor do we currently intend to declare or pay any cash dividends in the future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, results of operations, capital requirements, our general financial condition, general business conditions and contractual restrictions on payment of dividends, if any, as well as such other factors as our Board of Directors may deem relevant. Our revolving line of credit restricts our ability to declare and pay cash dividends. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Liquidity and Capital Resources.”

Performance Graph

The following graph compares the cumulative total shareholder return on $100 invested on December 31, 2003 in our common stock against the cumulative total return of the S&P 500 Index, S&P 600 Healthcare Index, and the NYSE Composite Index. The returns are calculated assuming reinvestment of dividends. The graph covers the period from December 31, 2003, through December 31, 2008, and gives effect to a two-for-one stock split effective April 27, 2006. The stock price performance included in the graph is not necessarily indicative of future stock price performance.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

	Base Period 2003	Years Ending
Company/Index		2004	2005	2006	2007	2008
MEDNAX, Inc.	$100.00	$116.26	$160.77	$177.53	$247.41	$115.08
S&P 500 Index	$100.00	$110.88	$116.33	$134.70	$142.10	$89.53
S&P 600 Health Care	$100.00	$122.64	$136.33	$148.23	$176.33	$126.47
NYSE Composite Index	$100.00	$112.16	$119.96	$141.38	$150.69	$89.06

Issuer Purchases of Equity Securities

During the three months ended December 31, 2008, we did not repurchase any shares of our securities.

Equity Compensation Plans

Information regarding equity compensation plans is set forth in Item 12 of this Form 10-K and is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following table includes selected consolidated financial data set forth as of and for each of the five years in the period ended December 31, 2008. The balance sheet data at December 31, 2008 and 2007, and the income statement data for the years ended December 31, 2008, 2007 and 2006, have been derived from the Consolidated Financial Statements included in this Form 10-K. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and the related notes included in Items 7 and 8, respectively, of this Form 10-K (in thousands, except per share and other operating data).

	Years Ended December 31,
	2008	2007	2006	2005	2004
Consolidated Income Statement Data:
Net patient service revenue (1)	$1,068,277	$917,644	$804,696	$680,763	$608,798

Operating expenses:
Practice salaries and benefits (2)	643,445	533,306	466,168	391,529	348,846
Practice supplies and other operating expenses	44,767	34,078	29,247	24,031	20,740
General and administrative expenses (2) (3)	124,965	119,766	106,786	113,901	78,340
Depreciation and amortization	13,071	9,594	8,084	8,423	7,717

Total operating expenses	826,248	696,744	610,285	537,884	455,643

Income from operations	242,029	220,900	194,411	142,879	153,155
Investment income	2,982	6,855	3,836	1,177	893
Interest expense	(3,593)	(749)	(1,032)	(2,242)	(1,260)

Income from continuing operations before income taxes	241,418	227,006	197,215	141,814	152,788
Income tax provision	94,736	86,987	75,107	56,080	56,562

Income from continuing operations	146,682	140,019	122,108	85,734	96,226
Income (loss) from discontinued operations, net of income taxes (4)	22,519	2,703	2,357	1,775	(31)

Net income	$169,201	$142,722	$124,465	$87,509	$96,195

Per Common and Common Equivalent Share Data:
Income from continuing operations:
Basic	$3.18	$2.89	$2.55	$1.84	$2.02

Diluted	$3.11	$2.81	$2.47	$1.78	$1.93

Income (loss) from discontinued operations:
Basic	$0.49	$0.06	$0.05	$0.04	$(0.00)

Diluted	$0.48	$0.05	$0.05	$0.04	$(0.00)

Net income per common share:
Basic	$3.67	$2.95	$2.60	$1.88	$2.02

Diluted	$3.59	$2.86	$2.52	$1.82	$1.93

Weighted average shares:
Basic	46,121	48,458	47,924	46,484	47,662

Diluted	47,161	49,904	49,387	48,040	49,735

	Years Ended December 31,
	2008	2007	2006	2005	2004
Other Operating Data:
Number of physicians at end of year	1,274	1,072	914	834	776
Number of births	730,049	707,274	674,336	629,948	567,794
NICU admissions	86,865	85,059	80,151	72,876	63,115
NICU patient days	1,566,485	1,556,093	1,472,428	1,347,064	1,195,936

Consolidated Balance Sheet Data:
Cash and cash equivalents (4)	$14,346	$102,843	$69,595	$11,192	$7,011
Working capital (deficit) (4)	(32,224)	99,239	80,284	(13,034)	13,561
Total assets (4)	1,496,874	1,302,802	1,135,170	900,403	788,889
Total liabilities (4)	531,736	343,750	269,369	218,269	223,985
Borrowings under line of credit	139,500	—	—	—	54,000
Long-term debt and capital lease obligations, including current maturities	614	924	860	1,504	1,312
Shareholders’ equity	965,138	959,052	865,801	682,134	564,904

(1)	The Company adds new physician practices each year as a result of acquisitions. The increase in net patient service revenue related to acquisitions was approximately $122.8 million, $42.2 million, $45.8 million, $41.1 million, and $34.2 million for the years ended December 31, 2008, 2007, 2006, 2005, and 2004, respectively.
(2)	Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (“FAS 123(R)”) “Share-Based Payment.” In 2005, the Company began a program to issue restricted stock to its key employees as equity compensation. The result of these two events was a significant increase in stock-based compensation. For the years ended December 31, 2008, 2007, 2006, 2005, and 2004, the Company recorded approximately $20.8 million, $17.7 million, $19.8 million, $11.7 million, and $3.0 million, respectively, in stock-based compensation. These amounts include the additional stock-based compensation recognized as a result of the completion of our stock option review in July 2007.
(3)	In 2005, the Company recorded a $20.9 million increase in its estimated liability reserve for the 2006 settlement of a previously disclosed Medicaid related investigation.
(4)	In December 2007, the Company signed a definitive agreement to sell its newborn metabolic screening laboratory business in a cash transaction. During 2008, the sale was completed in a cash transaction for $68.3 million and the Company recorded a gain on the sale, net of income taxes, of $22.0 million. In accordance with Statement of Financial Accounting Standards No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities related to the laboratory business were classified as held for sale at December 31, 2007 and its results of operations are reported separately as income from discontinued operations, net of income taxes, for all periods presented. See Note 15 to the Consolidated Financial Statements in this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Effective December 31, 2008, MEDNAX, Inc. and Pediatrix completed a holding company formation transaction that established MEDNAX, Inc. as the parent company of Pediatrix. MEDNAX is a leading provider of physician services including newborn, maternal-fetal, pediatric subspecialty, and anesthesia care. At December 31, 2008, our national network was composed of 1,274 affiliated physicians, including 844 physicians who provide neonatal clinical care in 32 states and Puerto Rico, primarily within hospital-based neonatal intensive care units, to babies born prematurely or with medical complications. We have 143 affiliated physicians who provide maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies in many areas where our affiliated neonatal physicians practice. Our network includes other pediatric subspecialists, including 89 physicians providing pediatric cardiology care, 37 physicians providing pediatric intensive care and 20 physicians providing hospital based pediatric care. In addition, we have 141 physicians who provide anesthesia care to patients in connection with surgical and other medical procedures.

The United States is experiencing an economic slowdown. There have been disruptions in the capital and credit markets, and the number of unemployed workers has increased dramatically. During 2008, our business was impacted by lower neonatal intensive care unit patient volume and a shift toward government-sponsored programs. The trend in patient volume could continue or accelerate and there could be additional shifts toward government-sponsored programs if economic conditions in the United States do not improve. In addition, federal and state governments continue to focus significant attention on healthcare reform and the possible expansion of government-sponsored programs. See Item 1A, Risk Factors, in this Form 10-K for additional discussion on the decline in the United States economy and recent developments in the healthcare industry that could affect our business.

During 2008, we continued our expansion of services into anesthesia care with the acquisition of two well-established anesthesiology physician groups that provide services in Raleigh, North Carolina and Atlanta, Georgia. These two groups joined our Fairfax, Virginia anesthesiology group practice, which was acquired in September 2007 and represented our initial expansion into anesthesiology services. Our national network of physicians and clinical professionals now includes 141 anesthesiologists and 325 advanced practice anesthetists who provide services in three major metropolitan areas. We continue to believe that there are opportunities to apply our administrative expertise in this practice area and we intend to pursue the acquisition of additional anesthesia practices in 2009.

In total, we completed the acquisition of 13 physician group practices during the year ended December 31, 2008. These acquisitions consisted of four neonatal practices, four maternal-fetal practices, three cardiology practices, and the two anesthesiology practices discussed above. Based on past results, we expect that we can improve the results of these practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based upon the significant infrastructure that we have developed.

In September 2008, we completed a new unsecured $350 million revolving credit facility (“Line of Credit”) and simultaneously terminated our old $225 million line of credit. The Line of Credit provides a funding source for future acquisitions, as well as other corporate purposes. The Line of Credit is guaranteed by substantially all of our subsidiaries and includes a $50 million sub-facility for the issuance of letters of credit and a $25 million sub-facility for swingline loans. In addition, the Line of Credit may be increased to $400 million subject to the satisfaction of specified conditions.

During the year ended December 31, 2008, we completed two separate $100 million share repurchase programs that were authorized by our Board of Directors in December 2007 and May 2008. In March 2008, we completed the first share repurchase program buying approximately 1.5 million shares for approximately $100 million. In June 2008, we completed the second share repurchase program buying approximately 1.9 million shares for approximately $100 million. All repurchases of our common stock were made in the open market subject to price, general economic and market conditions and trading restrictions.

During the year ended December 31, 2008, we also completed the sale of our newborn metabolic screening laboratory business in a cash transaction for approximately $68.3 million. The sale of the laboratory has allowed us to focus more resources on the continued expansion of our clinical and administrative competencies within physician services. See Note 15 to the Consolidated Financial Statements in this Form 10-K for more information regarding the sale of our newborn metabolic screening laboratory business.

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

Geographic Coverage

During 2008, 2007 and 2006, approximately 56% of our net patient service revenue was generated by operations in our five largest states. During 2008, our five largest states consisted of Texas, Florida, Georgia, Virginia and Arizona. During 2007 and 2006, our five largest states consisted of Texas, Florida, Arizona, California and Washington. During 2008, our concentration of net patient service revenue increased in Georgia and Virginia primarily as a result of physician practice acquisitions completed in those states. During 2008, 2007 and 2006, our operations in Texas accounted for approximately 26%, 28% and 28%, respectively, of our net patient service revenue.

Payor Mix

We bill payors for professional services provided by our affiliated physicians to our patients based upon rates for specific services provided. Our billed charges are substantially the same for all parties in a particular geographic area regardless of the party responsible for paying the bill for our services. We determine our net patient service revenue based upon the difference between our gross fees for services and our estimated ultimate collections from payors. Net patient service revenue differs from gross fees due to (i) government-sponsored healthcare program reimbursements at government-established rates, (ii) managed care payments at contracted rates, (iii) various reimbursement plans and negotiated reimbursements from other third-parties, and (iv) discounted and uncollectible accounts of private-pay patients.

Our payor mix is comprised of government, principally Medicaid and Medicare, contracted managed care, other third-parties and private-pay patients. We benefit from the fact that most of the medical services provided in the NICU are classified as emergency services, a category typically classified as a covered service by managed care payors.

The following is a summary of our payor mix, expressed as a percentage of net patient service revenue, exclusive of administrative fees, for the periods indicated:

	Years Ended December 31,
	2008	2007	2006
Government	26%	26%	26%
Contracted managed care	65%	63%	61%
Other third-parties	8%	10%	12%
Private-pay patients	1%	1%	1%

	100%	100%	100%

The payor mix shown in the table above is not necessarily representative of the amount of services provided to patients covered under these plans. For example, the gross amount billed to patients covered under government programs for the years ended December 31, 2008, 2007 and 2006 represented 52%, 53% and 54%, respectively, of our total gross patient service revenue. These percentages of gross revenue and the percentages of net revenue provided in the table above include the payor mix impact of acquisitions completed through December 31, 2008. On a same-unit basis, the gross amount billed to patients covered under government programs for the years ended December 31, 2008, 2007 and 2006 represented 55%, 54% and 54%, respectively, of our total gross patient service revenue. Same units are those units at which we provided services for the entire current period and the entire comparable periods. The difference between the gross percentage billed to patients covered by government programs for the year ended December 31, 2008 from 52%, on a total company basis, and 55%, on a same-unit basis, is due to the payor mix impact of acquisitions completed since December 31, 2005. These most recent acquisitions have a lower government payor mix percentage than the practices, taken as a whole, that comprised our business as of December 31, 2005.

Payments received from government-sponsored programs are substantially less than payments received from managed care and other third-party payors. During the third quarter of 2008, our business was impacted by a shift toward government-sponsored healthcare programs. Declining economic conditions could lead to an additional shift toward government-sponsored programs as private employers reduce or eliminate healthcare benefits and the general rate of unemployment in the United States rises. A continued shift to government payors will result in an increase in our estimated provision for contractual adjustments and uncollectibles and a corresponding decrease in our net patient service revenue. Further increases in the government component of our payor mix at the expense of other third-party payors could also result in a significant reduction in our average reimbursement rates.

In addition, many states are experiencing lower than anticipated revenues and facing significant budget shortfalls. These shortfalls could lead to reduced or delayed funding for state Medicaid programs and in turn reduced or delayed reimbursement for physician services. Notwithstanding these shortfalls, the American Recovery and Reinvestment Act of 2009 (the “Stimulus Package”), which was enacted in February 2009, contains provisions that will provide states with temporary additional funds to assist them with their Medicaid programs. In addition, the Stimulus Package contains provisions that will provide subsidies to certain unemployed workers who have elected to extend their employer-sponsored health insurance under COBRA. There can be no assurance that the Stimulus Package will mitigate the impact of the economic decline on our payor mix or our reimbursement from government-sponsored programs.

In February 2009, Congress reauthorized the State Children’s Health Insurance Program (“SCHIP”) through September 2013 and expanded its eligibility coverage. The expansion of SCHIP eligibility could cause patients who otherwise would have participated in private healthcare insurance programs to participate in government-sponsored programs. Additional reform efforts could change the eligibility requirements for other government-sponsored programs and could increase the number of patients who participate in such programs or the number of uninsured patients.

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

•

There are fewer calendar days in the first and second quarters of the year, as compared to the remainder of the year. Because we provide services in NICUs on a 24-hour basis, 365 days a year, any reduction in service days will have a corresponding reduction in net patient service revenue. The majority of physician services provided by our office-based and anesthesia practices consist of office visits and scheduled procedures that occur during business hours. As a result, volumes at those practices fluctuate based on the number of business days in each calendar quarter.

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

Revenue Recognition

We recognize patient service revenue at the time services are provided by our affiliated physicians. Almost all of our patient service revenue is reimbursed by government-sponsored healthcare programs (principally Medicaid) and third-party insurance payors. Payments for services rendered to our patients are generally less than billed charges. We monitor our revenue and receivables from these sources and record an estimated contractual allowance to properly account for the anticipated differences between billed and reimbursed amounts. Accordingly, patient service revenue is presented net of an estimated provision for contractual adjustments and uncollectibles. Management estimates allowances for contractual adjustments and uncollectibles on accounts receivable based upon historical experience and other factors, including days sales outstanding (“DSO”) for accounts receivable, evaluation of expected adjustments and delinquency rates, past adjustments and collection experience in relation to amounts billed, an aging of accounts receivable, current contract and reimbursement terms, changes in payor mix and other relevant information. Contractual adjustments result from the difference between the physician rates for services performed and the reimbursements by government-sponsored healthcare programs and insurance companies for such services. The evaluation of these historical and other factors involves complex, subjective judgments. On a routine basis, we compare our cash collections to recorded net patient service revenue and evaluate our historical allowance for contractual adjustments and uncollectibles based upon the ultimate resolution of the accounts receivable balance. These procedures are completed regularly in order to monitor our process of establishing appropriate reserves for contractual adjustments.

DSO is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Any significant change in our DSO results in additional analyses of outstanding accounts receivable and the associated reserves. We calculate our DSO using a three-month rolling average of net patient service revenue. As of December 31, 2008, our DSO was 50.2 days. We had approximately $531.8 million in gross accounts receivable outstanding at December 31, 2008, and considering this outstanding balance, a one percentage point change in our estimated collection rate would result in an impact to net patient service revenue of approximately $5.3 million.

Our net patient service revenue, net income and operating cash flows may be materially and adversely affected if actual adjustments and uncollectibles exceed management’s estimated provisions as a result of changes in these factors. In addition, we are subject to audits of our billing by government-sponsored healthcare programs and other third-party payors. See “Government Investigations” below and Note 10 to our Consolidated Financial Statements in this Form 10-K.

Stock Incentive Plans

We grant stock-based awards consisting of restricted and deferred stock and stock options to key employees under our 2008 Incentive Compensation Plan and certain prior incentive compensation plans (collectively, “Stock Incentive Plans”). As prescribed under Statement of Financial Accounting Standards No. 123(R) (“FAS 123(R)”), “Share-Based Payment,” we recognize the grant-date fair value of stock-based awards made to employees as compensation expense in our Consolidated Financial Statements. We estimate the grant-date fair value of our stock option grants using a valuation model known as the Black-Scholes-Merton formula or the “Black-Scholes Model” and allocate the resulting compensation expense over the corresponding requisite service period associated with each grant. The Black-Scholes Model requires the use of several variables to estimate the grant-date fair value of stock options including expected term, expected volatility, expected dividends and risk-free interest rate. We perform significant analyses to calculate and select the appropriate variable assumptions used in the Black-Scholes Model.

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

Goodwill

We record acquired assets, including identifiable intangible assets and liabilities at their respective fair values, recording to goodwill the excess of cost over the fair value of the net assets acquired. We test goodwill for impairment at a reporting unit level on an annual basis. We define a reporting unit based upon our management structure for services provided in specific regions of the United States. The testing for impairment is completed using a two-step test. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, a second step is performed to determine the amount of any impairment loss. We use income and market-based valuation approaches to determine the fair value of our reporting units. These approaches focus on discounted cash flows and market multiples based on our market capitalization to derive the fair value of a reporting unit. We also consider the economic outlook for the healthcare services industry and various other factors during the testing process, including hospital and physician contract changes, local market developments, changes in third-party payor payments, and other publicly available information.

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

Government Investigations

In July 2007, the Audit Committee of our Board of Directors concluded a comprehensive review of the Company’s historical practices related to the granting of stock options with the assistance of independent legal counsel and forensic accounting experts. At the commencement of the review, we voluntarily contacted the staff of the Securities and Exchange Commission (“SEC”) regarding the Audit Committee’s review and subsequently the SEC commenced a formal investigation into our stock option granting practices. We also had discussions with the U.S. Attorney’s office for the Southern District of Florida regarding the Audit Committee’s review and, in response to a subpoena, provided the office with various documents and information related to our stock option granting practices. We intend to continue full cooperation with the U.S. Attorney’s office and the SEC. We cannot predict the outcome of these matters.

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

As part of the Federal Settlement Agreement, we entered into a five-year Corporate Integrity Agreement with the OIG. The Corporate Integrity Agreement acknowledges the existence of our comprehensive Compliance Plan, which provides for policies and procedures aimed at promoting our adherence with FHC Program requirements and requires us to maintain the Compliance Plan in full operation for the term of the Corporate Integrity Agreement. See “Government Investigations.” Failure to comply with our duties under the Corporate Integrity Agreement could result in substantial monetary penalties and in the case of a material breach, could even exclude us from participating in FHC Programs. We believe that we were in compliance with the Corporate Integrity Agreement as of December 31, 2008.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain information related to our operations expressed as a percentage of our net patient service revenue (patient billings net of contractual adjustments and uncollectibles, and including administrative fees):

	Years Ended December 31,
	2008	2007	2006
Net patient service revenue	100.0%	100.0%	100.0%

Operating expenses:
Practice salaries and benefits	60.2	58.1	57.9
Practice supplies and other operating expenses	4.2	3.7	3.6
General and administrative expenses	11.7	13.1	13.3
Depreciation and amortization	1.2	1.0	1.0

Total operating expenses	77.3	75.9	75.8

Income from operations	22.7	24.1	24.2
Other income (expense), net	(.1)	.6	.3

Income from continuing operations before income taxes	22.6	24.7	24.5
Income tax provision	8.9	9.4	9.3

Income from continuing operations	13.7	15.3	15.2
Income from discontinued operations, net of income taxes	2.1	.3	.3

Net income	15.8%	15.6%	15.5%

Year Ended December 31, 2008 as Compared to Year Ended December 31, 2007

Our net patient service revenue increased $150.6 million, or 16.4%, to $1.1 billion for the year ended December 31, 2008, as compared to $917.6 million for 2007. Of this $150.6 million increase, $122.8 million, or 81.5%, was attributable to revenue generated from acquisitions completed after December 31, 2006. Same-unit net patient service revenue increased $27.8 million, or 3.2%, for the year ended December 31, 2008. The change in same-unit net patient service revenue was the result of increased revenue of approximately $18.3 million related to pricing and reimbursement factors and approximately $9.5 million from higher patient service volumes. The net increase in revenue of $18.3 million related to pricing and reimbursement factors is primarily due to: (i) improved managed care contracting; (ii) increased reimbursement for physician services from the Texas Medicaid program beginning in September 2007; (iii) increased revenue related to hospital contract administrative fees due to expanded services in existing practices; and (iv) the flow through of revenue from modest price increases; partially offset by (v) a decrease in revenue caused by an increase in the percentage of our patients being enrolled in government-sponsored programs. Payments received from government-sponsored programs are substantially less than payments received from commercial insurance payors for equivalent services. The net increase in revenue of $9.5 million from higher patient service volumes includes increased revenue of $15.3 million from volume growth in maternal-fetal, pediatric cardiology and other services, including hearing screens and newborn nursery services, partially offset by decreased revenue of $5.8 million due to a decline of almost 1% in neonatal intensive care unit patient days. Same units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased $110.1 million, or 20.7%, to $643.4 million for the year ended December 31, 2008, as compared to $533.3 million for 2007. The increase was primarily attributable to: (i) costs associated with new physicians and other staff of $106.4 million to support acquisition-related growth and volume growth at existing units; and (ii) an increase in incentive compensation of $8.3 million as a result of operational improvements at the physician-practice level and an increase in the number of practices participating in our incentive compensation program; partially offset by (iii) a decrease in costs, on a comparative basis, of

$3.0 million related to 409A tax obligations accrued during the year ended December 31, 2007; and (iv) a net decrease in professional liability costs of $1.6 million. In the fourth quarter of 2008, we recorded an adjustment to reduce our liability for accrued professional liability risks by $2.8 million, net of the related impact on incentive compensation, as a result of better than expected claim experience. This $2.8 million adjustment was partially offset by an increase in professional liability costs primarily related to acquisition growth.

Practice supplies and other operating expenses increased $10.7 million, or 31.4%, to $44.8 million for the year ended December 31, 2008, as compared to $34.1 million for 2007. The increase was attributable to costs of $6.7 million related to acquisition growth and costs of $4.0 million for medical supplies, rent and other costs related to growth at our existing units. The additional costs of $6.7 million related to acquisition growth are primarily related to office-based acquisitions, which require a higher level of practice supplies and other operating expenses due to rent, medical supply and other costs specific to operating office-based practices.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $5.2 million, or 4.3%, to $125.0 million for the year ended December 31, 2008, as compared to $119.8 million for 2007. This $5.2 million net increase was due to: (i) an increase in salaries and benefits and other general and administrative expenses of $13.8 million related to the continued growth of the Company; partially offset by (ii) a decrease in costs, on a comparative basis, related to stock option review professional fees of $5.2 million incurred during the year ended December 31, 2007; and (iii) a decrease in costs, on a comparative basis, related to 409A tax obligations of $3.4 million accrued during the year ended December 31, 2007.

Depreciation and amortization expense increased by approximately $3.5 million, or 36.2%, to $13.1 million for the year ended December 31, 2008, as compared to $9.6 million for 2007. This increase was attributable to the depreciation of fixed asset additions and the amortization of intangible assets related to acquisitions.

Income from operations increased $21.1 million, or 9.6%, to $242.0 million for the year ended December 31, 2008, as compared to $220.9 million for 2007. Our operating margin decreased to 22.7% for the year ended December 31, 2008, as compared to 24.1% for 2007. The net decrease in our operating margin is primarily due to: (i) a decline in operating margin related to lower volume in our neonatal practices; (ii) the addition of anesthesia and office-based services which have a lower operating margin than neonatal services; and (iii) a decline in operating margin related to a shift in our payor mix from managed care and other third-party payors to government-sponsored payors; partially offset by (iv) decreased costs, on a comparative basis, of $11.6 million related to 409A tax obligations and stock option review professional fees incurred during the year ended December 31, 2007; and (v) improved management of general and administrative expenses during the year ended December 31, 2008. We expect incremental improvements in our operating margins related to anesthesia practices over time.

We recorded net interest expense of $611,000 for the year ended December 31, 2008, as compared to net investment income of $6.1 million for 2007. The decrease in net investment income is primarily due to borrowings under our Line of Credit and a decrease in funds available to invest as a result of stock repurchase programs and practice acquisitions completed in late 2007 and during 2008, as well as lower returns on our investments. Interest expense for the years ended December 31, 2008 and 2007, consisted of interest charges, commitment fees and amortized debt costs associated with our Line of Credit.

Our effective income tax rate was 39.24% for the year ended December 31, 2008, as compared to 38.32% for 2007. Our effective tax rate for the year ended December 31, 2007 was affected by the recognition of $2.0 million of tax benefits on uncertain tax positions primarily as a result of the expiration of the statute of limitations on certain filed tax returns. We anticipate that our effective tax rate will be approximately 39.25% for all of 2009, excluding any adjustments related to changes in our liabilities for uncertain tax positions.

Income from continuing operations increased $6.7 million, or 4.8%, to $146.7 million for the year ended December 31, 2008, as compared to $140.0 million for 2007. Income from continuing operations for the year ended December 31, 2007 includes $7.0 million for the after-tax impact of costs to cover 409A tax obligations and professional fees related to our stock option review, and the recognition of $2.0 million of tax benefits on uncertain tax positions.

Diluted income from continuing operations per common and common equivalent share was $3.11 on weighted average shares outstanding of 47.2 million for the year ended December 31, 2008, as compared to $2.81 on weighted average shares outstanding of 49.9 million for 2007. The net decrease in weighted average shares outstanding was primarily due to the impact of shares repurchased in late 2007 and through June 2008 under repurchase programs approved by our Board of Directors in August 2007, December 2007 and May 2008, partially offset by an increase in weighted average shares from the exercise of employee stock options, the vesting of restricted stock and the issuance of shares under our employee stock purchase plans (“Stock Purchase Plans”).

Income from discontinued operations, net of income taxes, for the years ended December 31, 2008 and 2007 represents the financial results of our newborn metabolic screening laboratory business. During 2008, we completed the sale of our newborn metabolic screening laboratory business in a cash transaction for approximately $68.3 million. The increase in income from discontinued operations for the year ended December 31, 2008 is due to the gain on the sale of this business, net of income taxes, of $22.0 million. See Note 15 to our Consolidated Financial Statements in this Form 10-K for more information on the sale of our newborn metabolic screening laboratory business.

Diluted income from discontinued operations per common and common equivalent share was $0.48 on weighted average shares outstanding of 47.2 million for the year ended December 31, 2008, as compared to $0.05 on weighted average shares outstanding of 49.9 million for 2007. Diluted income from discontinued operations per common and common equivalent share of $0.48 for the year ended December 31, 2008 includes the gain on the sale of our newborn metabolic screening laboratory business of $22.0 million, net of income taxes.

Net income increased $26.5 million, or 18.6%, to $169.2 million for year ended December 31, 2008, as compared to $142.7 million for 2007. Net income for the year ended December 31, 2008 includes the after-tax gain of $22.0 million on the sale of our newborn metabolic screening business.

Diluted net income per common and common equivalent share was $3.59 on weighted average shares outstanding of 47.2 million for the year ended December 31, 2008, as compared to $2.86 on weighted average shares outstanding of 49.9 million for 2007.

Year Ended December 31, 2007 as Compared to Year Ended December 31, 2006

Our net patient service revenue increased $112.9 million, or 14.0%, to $917.6 million for the year ended December 31, 2007, as compared to $804.7 million for 2006. Of this $112.9 million increase, $42.2 million, or 37.4%, was attributable to revenue generated from acquisitions completed after December 31, 2005. Same-unit net patient service revenue increased $70.7 million, or 9.3%, for the year ended December 31, 2007. The change in same-unit net patient service revenue was primarily the result of increased revenue of $36.9 million from higher patient service volumes across our subspecialties and a net increase in revenue of approximately $33.8 million related to pricing and reimbursement factors. Increased revenue of $36.9 million from higher patient service volumes includes $22.0 million from a 4.2% increase in neonatal intensive care unit patient days and $14.9 million from volume growth in maternal-fetal, pediatric cardiology and other services, including hearing screens and newborn nursery services. The net increase in revenue of $33.8 million related to pricing and reimbursement factors was due to: (i) improved managed care contracting; (ii) increased reimbursement for physician services from the Texas Medicaid program beginning in September 2007; (iii) increased revenue related to hospital contract administrative fees due to expanded services in existing practices; and (iv) the flow through of revenue from modest price increases. Same units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased $67.1 million, or 14.4%, to $533.3 million for the year ended December 31, 2007, as compared to $466.2 million for 2006. The increase was primarily attributable to: (i) costs associated with new physicians and other staff of $48.9 million to support acquisition-related growth and volume growth at existing units; (ii) an increase in incentive compensation of $15.2 million as a result of operational improvements at the physician-practice level and an increase in the number of practices participating in our incentive compensation program; and (iii) costs of $3.0 million to cover 409A tax obligations on behalf of practice employees and other payments to practice employees as a result of stock option measurement date revisions.

Practice supplies and other operating expenses increased $4.8 million, or 16.5%, to $34.1 million for the year ended December 31, 2007, as compared to $29.2 million for 2006. This increase was primarily attributable to supply and maintenance costs and other costs to support acquisition-related growth and volume growth at existing units.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $13.0 million, or 12.2%, to $119.8 million for the year ended December 31, 2007, as compared to $106.8 million for 2006. This $13.0 million increase was due to: (i) a $7.6 million increase in salaries and benefits and other general and administrative expenses related to the continued growth of the Company; (ii) costs of $3.4 million to cover 409A tax obligations on behalf of employees and other payments to employees as a result of stock option measurement date revisions; (iii) a reduction in expense in 2006 associated with a $1.6 million gain on the sale of the Company’s aircraft; and (iv) increased professional fees related to our stock option review of $400,000.

Depreciation and amortization expense increased by approximately $1.5 million, or 18.7%, to $9.6 million for the year ended December 31, 2007, as compared to $8.1 million for 2006. This increase was attributable to the amortization of intangible assets related to acquisitions and the depreciation of fixed asset additions.

Income from operations increased $26.5 million, or 13.6%, to $220.9 million for the year ended December 31, 2007, as compared with $194.4 million for 2006. Our operating margin decreased to 24.1% for the year ended December 31, 2007, as compared to 24.2% for 2006. The net decrease in our operating margin is primarily attributable to (i) $6.4 million of costs to cover 409A tax obligations on behalf of employees and other payments to employees as a result of stock option measurement date revisions; (ii) a reduction in expense in 2006 associated with a $1.6 million gain on the sale of the Company’s aircraft; (iii) a $400,000 increase in professional fees related to our stock option review; and (iv) an offsetting reduction in costs due to improved management of general and administrative expenses.

We recorded net investment income of $6.1 million for the year ended December 31, 2007, as compared to net investment income of $2.8 million for 2006. The increase in net investment income is due to an increase in funds available to invest and a higher return on investments for the year ended December 31, 2007, as compared to the prior year. Interest expense for the years ended December 31, 2007 and 2006, consisted of interest charges, commitment fees and amortized debt costs associated with our Line of Credit.

Our effective income tax rate was 38.32% for the year ended December 31, 2007, as compared to 38.08% for 2006. The net increase in our effective tax rate is primarily due to an increase in our provision for uncertain tax positions as a result the adoption of FIN 48 and increased taxes as a result of tax law changes in the State of Texas, partially offset by the recognition of tax benefits on uncertain tax positions as a result of the expiration of the statute of limitations on certain filed tax returns.

Income from continuing operations increased $17.9 million, or 14.7%, to $140.0 million for the year ended December 31, 2007, as compared to $122.1 million for 2006. Income from continuing operations for the year ended December 31, 2007 includes $7.0 million for the after-tax impact of costs to cover 409A tax obligations and professional fees related to our stock option review, and the recognition of $2.0 million of tax benefits on uncertain tax positions. Income from continuing operations for the year ended December 31, 2006 includes $3.0 million for the after-tax impact of professional fees related to our stock option review, and $1.0 million for the after-tax impact of the gain on the sale of the Company’s aircraft.

Diluted income from continuing operations per common and common equivalent share was $2.81 on weighted average shares outstanding of 49.9 million for the year ended December 31, 2007, as compared to $2.47 on weighted average shares outstanding of 49.4 million for 2006. The net increase in weighted average shares outstanding was primarily due to the exercise of employee stock options, the vesting of restricted stock and the issuance of shares under our Stock Purchase Plans partially offset by the weighted average impact of shares repurchased through December 31, 2007 under the $100 million share repurchase program approved by our Board of Directors in August 2007 and completed in November 2007.

Income from discontinued operations, net of income taxes for the years ended December 31, 2007 and 2006 represents the financial results of our newborn metabolic screening laboratory business. In December 2007, we signed a definitive agreement to sell this business in a cash transaction and later completed the sale in February 2008. See Note 15 to our Consolidated Financial Statements in this Form 10-K for more information regarding the sale of our newborn metabolic screening laboratory.

Diluted income from discontinued operations per common and common equivalent share was $0.05 on weighted average shares outstanding of 49.9 million for the year ended December 31, 2007, as compared to $0.05 on weighted average shares outstanding of 49.4 million for 2006.

Net income increased $18.3 million, or 14.7%, to $142.7 million for year ended December 31, 2007, as compared to $124.5 million for 2006.

Diluted net income per common and common equivalent share was $2.86 on weighted average shares outstanding of 49.9 million for the year ended December 31, 2007, as compared to $2.52 on weighted average shares outstanding of 49.4 million for 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, we had $14.3 million of cash and cash equivalents on hand as compared to $102.8 million at December 31, 2007. Additionally, we had a working capital deficit of $32.2 million at December 31, 2008, a decrease of $131.5 million from working capital of $99.2 million at December 31, 2007. This net decrease in working capital is primarily due to the use of funds in connection with physician practice acquisitions and the repurchase of common stock under our share repurchase programs, partially offset by earnings from continuing operations, borrowings under our Line of Credit, the after-tax gain on the sale of our newborn metabolic screening laboratory business, and proceeds from the exercise of employee stock options and the issuance of common stock under our Stock Purchase Plans.

We generated cash flow from operating activities of $181.4 million, $188.5 million and $177.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. Cash provided from operating activities for the year ended December 31, 2008 was primarily impacted by: (i) an increase in income tax payments of $25.1 million, from $79.1 million for the year ended December 31, 2007 to $104.2 million for the year ended December 31, 2008; (ii) working capital component changes related to accounts receivable and accounts payable and accrued expenses; and (iii) improved year-over-year operating results. Cash provided from operating activities for the year ended December 31, 2007 was impacted by: (i) improved year-over-year operating results; (ii) an increase in income tax payments of $25.8 million, from $53.3 million for the year ended December 31,

2006 to $79.1 million for the year ended December 31, 2007; and (iii) increased costs of $11.6 million related to 409A tax obligations and professional fees related to our stock option review. Cash provided from operating activities during the year ended December 31, 2006 was impacted by our payment of $25.1 million to settle a previously disclosed Medicaid related investigation.

During the year ended December 31, 2008, we had a net use of cash related to accounts receivable of $16.9 million, compared to a net use of cash of $21.8 million in the prior year. The decrease in cash used from operating activities related to accounts receivable during 2008 is due to improved cash collections partially offset by same-unit net patient service revenue growth and an increase in revenue related to acquisitions completed during 2008. We monitor our days sales outstanding in accounts receivable or “DSO” to evaluate the timeliness of cash collections on billed revenue and the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. During 2008, our DSO decreased from 53.5 days at December 31, 2007 to 50.2 days at December 31, 2008. See Application of Critical Accounting Policies and Estimates—Revenue Recognition for more information on our DSO.

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

We bill payors for our professional services using billing codes, known as CPT codes, promulgated by the American Medical Association (the “AMA”). For 2009, the AMA has renumbered the CPT codes used to bill for evaluation and management in the NICU. As a result of these changes, we may experience temporary payment delays from our payors in early 2009 as they adjust their reimbursement systems to accommodate the revised codes. Any such delays could temporarily increase our DSO. In addition, many states are experiencing lower than anticipated revenues and facing significant budget shortfalls. These shortfalls could lead to reduced or delayed funding for state Medicaid programs and in turn reduced or delayed reimbursement for physician services. See Item 1A, Risk Factors, in this Form 10-K for more information on the risks associated with the decline in the Unites States economy.

During the year ended December 31, 2008, we had net cash provided from operating activities of $58.9 million related to accounts payable and accrued expenses, compared to $45.2 million in the prior year. The increase in cash provided from operating activities related to accounts payable and accrued expenses is principally due to increases in our accruals for uncertain tax positions, professional liability risks and salaries and bonus. The increase in our accrual for uncertain tax positions of $25.9 million during 2008 is primarily due to the reclassification of certain balances from current taxes payable to our current liability for uncertain tax positions and an increase in our current liability for uncertain tax positions taken on temporary differences associated with acquisitions completed in late 2008. The increase in accrued professional liability risks of $18.0 million during 2008 is attributable to the growth in our affiliated physician base due to acquisitions and same-unit growth. The increase in our accrued salaries and bonuses is primarily attributable to the growth in our physician incentive compensation program due to an increase in the number of practices participating in the program and same-unit operational improvements at the physician practice level. A large majority of our affiliated physicians participate in our performance-based incentive compensation program and almost all of the payments due under the program are made annually in the first quarter of each year. As a result, we typically experience negative cash flow from operations in the first quarter of each year and fund our operations during this period with cash on hand or funds borrowed under our Line of Credit.

During the year ended December 31, 2008, our net cash used in investing activities of $222.9 million included physician group practice acquisition payments of $274.0 million, capital expenditures of $15.7 million and net purchases of $1.5 million related to investments, partially offset by the proceeds from the sale of our newborn metabolic screening laboratory business of $68.3 million. Our physician group practice acquisitions consisted of four neonatal practices, four maternal-fetal practices, three cardiology practices, and two anesthesiology practices. Our capital expenditures were for medical equipment, leasehold improvements, computer and office equipment, and software and furniture at our office-based practices and our corporate and regional offices.

During the year ended December 31, 2008, our net cash used in financing activities of $47.0 million consisted primarily of the repurchase of $200 million of our common stock under share repurchase programs approved by our Board of Directors in December 2007 and May 2008, partially offset by net borrowings under our Line of Credit of $139.5 million, proceeds from the exercise of employee stock options and the issuance of common stock under our Stock Purchase Plans of $11.7 million, and $4.1 million from the excess tax benefit of stock option exercises and restricted stock vestings.

During the first two quarters of 2008, we completed two separate $100 million share repurchase programs by repurchasing approximately 3.4 million shares of our common stock for $200 million as authorized by our Board of Directors in December 2007 and May 2008. All repurchases were made in open market transactions based upon price, general economic and market conditions and trading restrictions.

In September 2008, we completed a new unsecured $350 million Line of Credit and simultaneously terminated our old $225 million line of credit. Our Line of Credit is guaranteed by substantially all of our subsidiaries and includes a $50 million sub-facility for the issuance of letters of credit and a $25 million sub-facility for swingline loans. In addition, our Line of Credit may be increased to $400 million subject to the satisfaction of specified conditions. At our option, our Line of Credit (other than swingline loans) bears interest at (1) the alternate base rate, which is defined as the higher of (i) the Federal Funds Rate plus one half of 1% and (ii) the Wachovia Bank, N.A prime rate or (2) the LIBOR rate, plus, in either case, an applicable margin rate of up to 1.5% based on our consolidated leverage ratio. Swingline loans bear interest at the alternate base rate plus the applicable margin. Our Line of Credit matures on September 3, 2013. We are subject to certain covenants and restrictions specified in our Line of Credit, including covenants that require us to maintain a minimum fixed charge coverage ratio and to not exceed a specified consolidated leverage ratio, to comply with laws, and restrict us from paying dividends and making certain other distributions, as specified therein. Failure to comply with these covenants would constitute an event of default under our Line of Credit, notwithstanding our ability to meet our debt service obligations. Our Line of Credit includes various customary remedies for the lenders following an event of default. Wachovia Bank, N.A., an affiliate of Wells Fargo & Company, as administrative agent, Bank of America, N.A., as syndication agent, and U.S. Bank, N.A., as documentation agent, have aggregate commitments of $205 million under our Line of Credit, and the remaining commitments of $145 million are held by seven other lenders. Our Line of Credit may be impacted by potential disruptions in the capital and credit markets. See Item 1A, Risk Factors, in this Form 10-K for more information on the risks associated with our Line of Credit.

At December 31, 2008, we had an outstanding principal balance of $139.5 million on our Line of Credit. We also had outstanding letters of credit associated with our professional liability insurance program of $12.2 million which reduced the amount available on our Line of Credit at December 31, 2008. At December 31, 2008, we believe we were in compliance with the financial covenants and other restrictions applicable to us under our Line of Credit. Based on our current expectations, we believe we will be in compliance with these covenants during 2009.

The exercise of employee stock options and the purchase of common stock by employees participating in our Stock Purchase Plans generated cash proceeds of $11.7 million, $27.4 million and $29.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. Because stock option exercises and purchases under these plans are dependent on several factors, including the market price of our common stock, we cannot predict the timing and amount of any future proceeds.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss patterns. Our total liability related to professional liability risks at December 31, 2008 was $93.1 million.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our Line of Credit, will be sufficient to finance our working capital requirements, fund anticipated acquisitions and capital expenditures, and meet our contractual obligations as described below for at least the next 12 months. During 2009, we plan to invest $70 million to $75 million in acquisitions, within our neonatal, maternal-fetal and pediatric cardiology specialties. Additionally, we will continue to pursue acquisitions within the anesthesia specialty, although the amount we plan to invest during 2009 has not been determined.

CONTRACTUAL OBLIGATIONS

At December 31, 2008, we had certain obligations and commitments under capital leases and operating leases totaling approximately $39.6 million as follows (in thousands):

	Payments Due
Obligation	Total	2009	2010 and 2011	2012 and 2013	2014 and Later
Capital leases	$614	$258	$300	$56	$—
Operating leases	39,011	11,399	14,968	8,569	4,075

	$39,625	$11,657	$15,268	$8,625	$4,075

Certain of our acquisition agreements contain contingent purchase price provisions based on volume and other performance measures. Potential payments under these provisions are not contingent upon the future employment of the sellers. The amount of the payments due under these provisions cannot be determined until the specific targets or measures are attained. In some cases, the sellers are eligible for annual payments over a three- to five-year period based on the growth in profitability of the physician practice with no stated limit on the annual payment amount. As of December 31, 2008, payments of up to $42.2 million may be due through 2013 under all other contingent purchase price provisions as follows: 2009—$15.2 million; 2010—$10.5 million; 2011—$9.6 million; 2012—$5.8 million; and 2013—$1.1 million.

At December 31, 2008, our total liability for unrecognized tax benefits was $57.2 million. The current portion of our total liability for unrecognized tax benefits was $38.8 million at December 31, 2008. The timing and amount of payments for each year beyond 2009 cannot be reasonably estimated. See Note 9 to our Consolidated Financial Statements in this Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2008, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 141(R) (“FAS 141(R)”), “Business Combinations.” FAS 141(R) introduces significant changes in the accounting for and reporting of business acquisitions. FAS 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. Upon adoption, FAS 141(R) will require us to measure contingent consideration at fair value at the acquisition date, and will also require us to expense certain acquisition costs as they are incurred. In addition, FAS 141(R) will impact the annual goodwill impairment test associated with acquisitions. FAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt the provisions of FAS 141(R) effective January 1, 2009. Certain of our acquisitions completed in 2008 contained contingent consideration provisions based on volume and other performance measures, and we anticipate that certain acquisitions completed in 2009 will contain similar provisions. Amounts to be paid under contingent consideration provisions are typically subject to specified maximums as defined under the respective purchase agreements. Due to the complexities associated with contingent purchase price provisions, we are not able to estimate the impact of applying the new requirements of FAS 141(R) as they relate to contingent consideration. In addition, we are not able to estimate the impact of expensing acquisition costs under 141(R) due to the varying size and nature of our acquisitions. Acquisition costs related to business combinations completed in 2008 were approximately $1.4 million. The provisions of FAS 141(R) related to the impairment of goodwill are not expected to have a material impact on our Consolidated Financial Statements. See “Contractual Obligations” above and Note 6 to the Consolidated Financial Statements in this Form 10-K for more information on our business acquisitions and the related contingent purchase price provisions.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), “Fair Value Measures.” FAS 157 creates a common definition of fair value for recognition or disclosure purposes under generally accepted accounting principles. FAS 157 also establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. FAS 157 became effective for fiscal years beginning after November 15, 2007. As permitted by FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” we elected to defer the adoption of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The partial adoption of FAS 157 on January 1, 2008 had no impact on our Consolidated Financial Statements, and we do not expect the January 1, 2009 adoption of FAS 157 for all nonfinancial assets and nonfinancial liabilities to have a material impact on our Consolidated Financial Statements.

In April 2008, the FASB issued Staff Position (“FSP”) No. 142-3, “Determination of the Useful Lives of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets.” The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. This FSP is effective for consolidated financial statements issued for fiscal years beginning after December 15, 2008. Effective January 1, 2009, we will adopt the provisions of FSP No. 142-3, and we do not expect the new provisions to have a material impact on our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Line of Credit is subject to market risk and interest rate changes. Our Line of Credit bears interest at (1) the alternate base rate, which is defined as the higher of (i) the Federal Funds Rate plus one half of 1% and (ii) the Wachovia Bank, N.A. prime rate or (2) the LIBOR rate, plus, in either case, an applicable margin rate of up to 1.5% based on our consolidated leverage ratio. The outstanding principal balance on our Line of Credit was $139.5 million at December 31, 2008. Considering the total outstanding balance of $139.5 million, a 1% change in interest rates would result in an impact to income before taxes of approximately $1.4 million per year.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements and Financial Statement Schedule of MEDNAX, Inc. and its subsidiaries are included in this Form 10-K on the pages set forth below:

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

MEDNAX, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MEDNAX, Inc. and its subsidiaries (the “Company”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, appearing in Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded the operations of three acquisitions from its assessment of internal control over financial reporting as of December 31, 2008 because the related entities were acquired by the Company in purchase combinations during 2008. We have also excluded these three acquisitions from our audit of internal control over financial reporting. The three acquisitions are indirect wholly-owned subsidiaries whose total assets and total net patient service revenues represent approximately 12.9% and 4.7% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida

February 27, 2009

MEDNAX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$14,346	$102,843
Short-term investments	20,764	18,042
Accounts receivable, net	162,395	145,504
Prepaid expenses	5,813	5,852
Deferred income taxes	70,384	53,390
Other assets	11,199	8,632
Assets held for sale	—	29,863

Total current assets	284,901	364,126
Investments	16,241	17,469
Property and equipment, net	38,807	31,162
Goodwill	1,127,959	858,919
Other assets, net	28,966	31,126

Total assets	$1,496,874	$1,302,802

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$302,584	$243,120
Current portion of long-term debt and capital lease obligations	258	469
Income taxes payable	14,283	19,192
Liabilities held for sale	—	2,106

Total current liabilities	317,125	264,887

Line of credit	139,500	—
Long-term debt and capital lease obligations	356	455
Deferred income taxes	46,873	40,489
Other liabilities	27,882	37,919

Total liabilities	531,736	343,750

Commitments and contingencies

Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 100,000 shares authorized; 45,642 and 48,421 shares issued and outstanding, respectively	456	484
Additional paid-in capital	555,293	556,836
Retained earnings	409,389	401,732

Total shareholders’ equity	965,138	959,052

Total liabilities and shareholders’ equity	$1,496,874	$1,302,802

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for per share data)

	Years Ended December 31,
	2008	2007	2006
Net patient service revenue	$1,068,277	$917,644	$804,696

Operating expenses:
Practice salaries and benefits	643,445	533,306	466,168
Practice supplies and other operating expenses	44,767	34,078	29,247
General and administrative expenses	124,965	119,766	106,786
Depreciation and amortization	13,071	9,594	8,084

Total operating expenses	826,248	696,744	610,285

Income from operations	242,029	220,900	194,411

Investment income	2,982	6,855	3,836
Interest expense	(3,593)	(749)	(1,032)

Income from continuing operations before income taxes	241,418	227,006	197,215

Income tax provision	94,736	86,987	75,107

Income from continuing operations	146,682	140,019	122,108

Income from discontinued operations, net of income taxes	22,519	2,703	2,357

Net income	$169,201	$142,722	$124,465

Per common and common equivalent share data:

Income from continuing operations:
Basic	$3.18	$2.89	$2.55

Diluted	$3.11	$2.81	$2.47

Income from discontinued operations:
Basic	$0.49	$0.06	$0.05

Diluted	$0.48	$0.05	$0.05

Net income:
Basic	$3.67	$2.95	$2.60

Diluted	$3.59	$2.86	$2.52

Weighted average shares:
Basic	46,121	48,458	47,924

Diluted	47,161	49,904	49,387

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Total Shareholders’ Equity
	Number of Shares	Amount
Balance at December 31, 2005	47,458	$475	$472,817	$(15,621)	$224,463	$682,134

Reclassification of unearned compensation due to adoption of FAS 123(R)	—	—	(15,621)	15,621	—	—
Net income	—	—	—	—	124,465	124,465
Common stock issued under employee stock option and stock purchase plans	1,221	12	29,908	—	—	29,920
Issuance of restricted stock	191	2	(2)	—	—	—
Stock-based compensation	—	—	20,113	—	—	20,113
Forfeitures of restricted stock	(9)	—	—	—	—	—
Excess tax benefit related to stock incentive plans	—	—	9,169	—	—	9,169

Balance at December 31, 2006	48,861	489	516,384	—	348,928	865,801

Net income	—	—	—	—	142,722	142,722
Common stock issued under employee stock option and stock purchase plans	964	10	27,378	—	—	27,388
Issuance of restricted stock	166	1	(1)	—	—	—
Stock-based compensation	—	—	17,961	—	—	17,961
Forfeitures of restricted stock	(12)	—	—	—	—	—
Repurchased common stock	(1,558)	(16)	(17,747)	—	(82,237)	(100,000)
Excess tax benefit related to employee stock incentive plans	—	—	12,861	—	—	12,861
Cumulative effect adjustment due to adoption of FIN 48	—	—	—	—	(7,681)	(7,681)

Balance at December 31, 2007	48,421	484	556,836	—	401,732	959,052

Net income	—	—	—	—	169,201	169,201
Common stock issued under employee stock option and stock purchase plans	359	4	11,678	—	—	11,682
Issuance of restricted stock	226	2	(2)	—	—	—
Stock-based compensation	—	—	20,863	—	—	20,863
Forfeitures of restricted stock	(7)	—	—	—	—	—
Repurchased common stock	(3,357)	(34)	(38,419)	—	(161,544)	(199,997)
Excess tax benefit related to employee stock incentive plans	—	—	4,337	—	—	4,337

Balance at December 31, 2008	45,642	$456	$555,293	$—	$409,389	$965,138

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$169,201	$142,722	$124,465
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	13,210	10,563	9,470
Stock-based compensation expense	20,776	17,961	20,106
Deferred income taxes	(13,649)	(7,016)	(1,736)
Gain on sale of discontinued operating unit	(38,537)	—	—
Gain on sale of assets	—	—	(1,630)
Changes in assets and liabilities:
Accounts receivable	(16,929)	(21,793)	(13,848)
Prepaid expenses and other assets	(3,052)	(5,092)	(3,815)
Other assets	1,358	(27)	(905)
Accounts payable and accrued expenses	58,940	45,190	30,933
Income taxes payable	(4,702)	6,094	14,232
Other liabilities	(5,225)	(80)	—

Net cash provided from operating activities	181,391	188,522	177,272

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(274,024)	(119,101)	(91,838)
Purchase of investments	(26,227)	(201,756)	(78,673)
Proceeds from sales or maturities of investments	24,733	238,574	21,335
Purchase of property and equipment	(15,680)	(8,509)	(12,874)
Proceeds from sale of discontinued operating unit	68,300	—	—
Proceeds from sale of assets	—	—	6,102

Net cash used in investing activities	(222,898)	(90,792)	(155,948)

Cash flows from financing activities:
Borrowings on line of credit	449,800	—	123,000
Payments on line of credit	(310,300)	—	(123,000)
Payments for syndication of line of credit	(1,763)	—	—
Payments on long-term debt and capital lease obligations	(521)	(460)	(908)
Excess tax benefit from exercises of stock options and vesting of restricted stock	4,131	8,640	8,067
Proceeds from issuance of common stock	11,682	27,388	29,920
Repurchases of common stock	(199,997)	(100,000)	—

Net cash (used in) provided from financing activities	(46,968)	(64,432)	37,079

Net (decrease) increase in cash and cash equivalents	(88,475)	33,298	58,403
Cash and cash equivalents at beginning of year	102,843	69,595	11,192
Cash held by discontinued operating unit	(22)	(50)	—

Cash and cash equivalents at end of year	$14,346	$102,843	$69,595

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$3,474	$749	$1,039
Income taxes	$104,172	$79,072	$53,334
Non-cash investing and financing activities:
Equipment financed through capital leases	$220	$525	$274

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	General:

Effective December 31, 2008, MEDNAX, Inc. (“MEDNAX” or the “Company”) and Pediatrix Medical Group, Inc., a Florida corporation (“Pediatrix”), completed a holding company formation transaction that established MEDNAX as the parent company of Pediatrix. In the transaction, each outstanding share of Pediatrix common stock, par value $0.01 per share, and attached preferred share purchase right was converted into one share of MEDNAX common stock, par value $0.01 per share, and attached preferred share purchase right.

The principal business activity of MEDNAX and its subsidiaries is to provide neonatal, maternal-fetal, other pediatric subspecialty and anesthesia physician services. The Company has contracts with affiliated professional associations, corporations and partnerships (“affiliated professional contractors”), which are separate legal entities that provide physician services in certain states and Puerto Rico. The Company and its affiliated professional contractors also have contracts with hospitals to provide physician services (generally for neonatal or anesthesia care), which include (i) fee-for-service contracts, whereby hospitals agree, in exchange for the Company’s services, to authorize the Company and its healthcare professionals to bill and collect the charges for medical services rendered by the Company’s affiliated healthcare professionals, and (ii) administrative fee contracts, whereby the Company is assured a minimum revenue level.

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 141(R) (“FAS 141(R)”), “Business Combinations.” FAS 141(R) introduces significant changes in the accounting for and reporting of business acquisitions. FAS 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. Upon adoption, FAS 141(R) will require the Company to measure contingent consideration at fair value at the acquisition date, and will also require the Company to expense certain acquisition costs as they are incurred. In addition, FAS 141(R) will impact the annual goodwill impairment test associated with acquisitions. FAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt the provisions of FAS 141(R) effective January 1, 2009. Certain acquisitions completed in 2008 contained contingent consideration provisions based on volume and other performance measures, and the Company anticipates that certain acquisitions completed in 2009 will contain similar provisions. Amounts to be paid under contingent consideration provisions are typically subject to specified maximums as defined under the respective purchase agreements. Due to the complexities associated with contingent purchase price provisions, the Company is not able to estimate the impact of applying the new requirements of FAS 141(R) as they relate to contingent consideration. In addition, the Company is not able to estimate the impact of expensing acquisition costs under 141(R) due to the varying size and nature of its acquisitions. Acquisition costs related to business combinations completed in 2008 were approximately $1.4 million. The provisions of FAS 141(R) related to the impairment of goodwill are not expected to have a material impact on our Consolidated Financial Statements. See “Contractual Obligations” in Item 7 of this Form 10-K and Note 6 to the Consolidated Financial Statements for more information on our business acquisitions and the related contingent purchase price provisions.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), “Fair Value Measures.” FAS 157 creates a common definition of fair value for recognition or disclosure purposes under generally accepted accounting principles. FAS 157 also establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. FAS 157 became effective for fiscal years beginning after November 15, 2007. As permitted by FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” the Company elected to defer the adoption of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The partial adoption of FAS 157 on January 1, 2008 had no impact on the Company’s Consolidated Financial Statements, and the Company does not expect the January 1, 2009 adoption of FAS 157 for all nonfinancial assets and nonfinancial liabilities to have a material impact on its Consolidated Financial Statements.

In April 2008, the FASB issued Staff Position (“FSP”) No. 142-3, “Determination of the Useful Lives of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets.” The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. This FSP is effective for consolidated financial statements issued for fiscal years beginning after December 15, 2008. Effective January 1, 2009, the Company will adopt the provisions of FSP No. 142-3, and it does not expect the new provisions to have a material impact on its Consolidated Financial Statements.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are involved in the calculation of the Company’s allowance for contractual adjustments and uncollectibles on accounts receivable, stock-based compensation expense related to the award of stock options and restricted and deferred stock, liabilities for self-insured amounts and claims incurred but not reported related to the Company’s professional liability risks, the fair value of goodwill, and liabilities for uncertain tax positions. Actual results could differ from those estimates.

Segment Reporting

The Company operates in a regional operating structure. The results of the Company’s regional operations are aggregated into a single reportable segment for purposes of presenting financial information as outlined in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Revenue Recognition

Patient service revenue is recognized at the time services are provided by the Company’s affiliated physicians. Almost all of the Company’s patient service revenue is reimbursed by government-sponsored healthcare programs and third-party insurance payors. Payments for services rendered to the Company’s patients are generally less than billed charges. The Company monitors its revenue and receivables from these sources and records an estimated contractual allowance to properly account for the anticipated differences between billed and reimbursed amounts.

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

Accounts receivable are primarily amounts due under fee-for-service contracts from third-party payors, such as insurance companies, self-insured employers and patients and government-sponsored healthcare programs geographically dispersed throughout the United States and its territories. Concentration of credit risk relating to accounts receivable is limited by the number, diversity and geographic dispersion of the business units managed by the Company, as well as by the large number of patients and payors, including the various governmental agencies in the states in which the Company provides services. Receivables from government agencies made up approximately 24% and 25% of net accounts receivable at December 31, 2008 and 2007, respectively.

Cash Equivalents

Cash equivalents are defined as all highly liquid financial instruments with maturities of 90 days or less from the date of purchase. The Company’s cash equivalents typically consist of demand deposits, amounts on deposit in money market accounts, mutual funds, commercial paper, and funds invested in overnight repurchase agreements. Cash equivalent balances may, at certain times, exceed federally insured limits.

Effective January 1, 2008, certain cash equivalents carried by the Company are subject to the fair value provisions of FAS 157. See “Fair Value of Financial Instruments” below.

Investments

Investments consist primarily of municipal debt securities, federal home loan securities, U.S. Treasury securities and other securities issued by agencies of the United States government. Investments with remaining maturities of less than one year are classified as short-term investments. Investments classified as long-term have maturities of one to six years.

The Company has the ability and intent to hold its held-to-maturity securities to maturity, and therefore carries such investments at amortized cost in accordance with the provisions of Financial Accounting Standards No. 115 (“FAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” Held-to-maturity investments are not subject to the fair value requirements of FAS 157.

Property and Equipment

Property and equipment are stated at original purchase cost. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the underlying assets. Estimated useful lives are generally 20 years for buildings; three to 10 years for medical equipment, computer equipment, software and furniture; and the lesser of the useful life or the remaining lease term for leasehold improvements and capital leases. Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in earnings.

Goodwill and Other Intangible Assets

The Company records acquired assets and liabilities at their respective fair values under the purchase method of accounting. Goodwill represents the excess of cost over the fair value of the net assets acquired. Intangible assets with finite lives, principally physician and hospital agreements, are recognized apart from goodwill at the time of acquisition based on the contractual-legal and separability criteria established in Statement of Financial Accounting Standards No. 141, “Business Combinations.” Intangible assets with finite lives are amortized on either an accelerated basis based on the annual undiscounted economic cash flows associated with the particular intangible asset or on a straight-line basis over their estimated useful lives. Intangible assets with finite lives are amortized over periods of one to 20 years.

As outlined in Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets,” goodwill is tested for impairment at a reporting unit level on an annual basis. The Company defines a reporting unit based upon its management structure for services provided in specific regions of the United States. The testing for impairment is completed using a two-step test. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, a second step is performed to determine the amount of any impairment loss. The Company uses income and market-based valuation approaches to determine the fair value of its reporting units. These approaches focus on discounted cash flows and market multiples based on the Company’s market capitalization to derive the fair value of a reporting unit. The Company also considers the economic outlook for the healthcare services industry and various other factors during the testing process, including hospital and physician contract changes, local market developments, changes in third-party payor payments, and other publicly available information. The Company completed its annual impairment test in the third quarter of 2008 and determined that goodwill was not impaired.

Long-Lived Assets

The Company is required to evaluate long-lived assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. The recoverability of such assets is measured by a comparison of the carrying value of the assets to the future undiscounted cash flows before interest charges to be generated by the assets. If long-lived assets are impaired, the impairment to be recognized is measured as the excess of the carrying value over the fair value. Long-lived assets to be disposed of are reported at the lower of the carrying value or fair value less disposal costs. The Company does not believe there are any indicators that would require an adjustment to such assets or their estimated periods of recovery at December 31, 2008 pursuant to current accounting standards.

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also requires policy disclosures regarding penalties and interest and extensive disclosures regarding increases and decreases in unrecognized tax benefits as a result of tax positions taken in a current or prior period, settlements with taxing authorities and any lapse of an applicable statute of limitations. Additional qualitative discussion is required for any tax position that may result in a significant increase or decrease in unrecognized tax benefits within a 12 month period from the Company’s reporting date. As part of the implementation of FIN 48, the Company evaluated its open tax positions using the recognition and measurement criteria established by FIN 48 and, as a result, recorded a $7.7 million cumulative effect adjustment to the opening balance of retained earnings as of January 1, 2007.

Stock Incentive Plans and Stock Purchase Plans

The Company grants stock-based awards consisting of restricted and deferred stock and stock options to key employees under its 2008 Incentive Compensation Plan and certain prior incentive compensation plans (collectively, “Stock Incentive Plans”). The Company initially adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (“FAS 123(R)”), “Share-Based Payment,” using the modified prospective application method. FAS 123(R) is a revision to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” and requires companies to expense stock-based awards issued to employees.

In accordance with FAS 123(R), the Company measures the cost of employee services received in exchange for stock-based awards based on grant-date fair value. As prescribed under FAS 123(R), the Company estimates the grant-date fair value of stock option grants using a valuation model known as the Black-Scholes-Merton formula or the “Black-Scholes Model” and allocates the resulting compensation expense over the corresponding requisite service period associated with each grant using the graded vesting attribution method. The Black-Scholes Model requires the use of several variables to estimate the grant-date fair value of stock options including expected term, expected volatility, expected dividends and risk-free interest rate. The Company performs significant analyses to calculate and select the appropriate variable assumptions used in the Black-Scholes Model. The Company also performs significant analyses to estimate forfeitures of stock-based awards as required by FAS 123(R). The Company is required to adjust its forfeiture estimates on at least an annual basis based on the number of share-based awards that ultimately vest.

In accordance with FASB Staff Position No. FAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards,” the Company has elected to use the short-cut method to account for its historical pool of excess tax benefits related to stock-based awards. See Note 13 to the Consolidated Financial Statements for more information on the Company’s Stock Incentive Plans and Stock Purchase Plans.

Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of outstanding options and restricted and deferred stock calculated using the treasury stock method. Under the treasury stock method, the Company calculates the assumed excess tax benefits related to the potential exercise or vesting of its stock-based awards using the sum of the average market price for the applicable period less the option price, if any, and the fair value of the stock-based award on the date of grant multiplied by the applicable tax rate.

Fair Value of Financial Instruments

In accordance with FAS 157, the Company carries its money market funds and the cash surrender value of life insurance related to its deferred compensation arrangements at fair value. Under FAS 157, the fair value of these instruments is determined using a three-tier fair value hierarchy. Based on this hierarchy, the Company determined the fair value of its money market funds and the cash surrender value of life insurance using quoted market prices, a Level 1 or an observable input as defined under FAS 157. The investments underlying the cash surrender value of life insurance consist primarily of exchange-traded equity securities and mutual funds with quoted prices in active markets. At December 31, 2008, the Company’s money market funds and the cash surrender value of life insurance had carrying amounts of $12.8 million and $10.0 million, respectively.

The carrying amounts of cash equivalents, short-term investments, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of these items. The carrying value of long-term investments, long-term debt and capital lease obligations approximates fair value.

3.	Investments:

Investments consist primarily of municipal debt securities, federal home loan securities, U.S. Treasury securities and other securities issued by agencies of the United States government. Investments with remaining maturities of less than one year are classified as short-term investments. Investments classified as long-term have maturities of one to six years.

The Company intends and has the ability to hold its investments to maturity, and therefore classifies its investments as held-to-maturity and carries such investments at amortized cost in accordance with the provisions of FAS 115. Held-to-maturity investments are not subject to the fair value requirements of FAS 157.

The Company’s investments held at December 31, 2008 and December 31, 2007 are summarized as follows (in thousands):

	December 31, 2008		December 31, 2007
	Short-Term	Long-Term	Short-Term	Long-Term
Municipal debt securities	$18,756	$14,741	$12,641	$13,355
Federal home loan securities	1,004	1,500	4,901	2,614
U.S. Treasury securities	504	—	500	—
Federal Farm Credit Bank discount note	500	—	—	1,500

	$20,764	$16,241	$18,042	$17,469

4.	Accounts Receivable and Net Patient Service Revenue:

Accounts receivable consists of the following (in thousands):

	December 31,
	2008	2007
Gross accounts receivable	$531,841	$458,635
Allowance for contractual adjustments and uncollectibles	(369,446)	(313,131)

	$162,395	$145,504

Net patient service revenue consists of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006
Gross patient service revenue	$3,014,035	$2,552,702	$2,259,236
Contractual adjustments and uncollectibles	(2,006,415)	(1,686,669)	(1,499,905)
Hospital contract administrative fees	60,657	51,611	45,365

	$1,068,277	$917,644	$804,696

Accounts receivable of $162.4 million and $145.5 million at December 31, 2008 and 2007, respectively, consist primarily of amounts due from government-sponsored healthcare programs and third-party insurance payors for services provided by the Company’s affiliated physicians.

Net patient service revenue of $1.1 billion, $917.6 million and $804.7 million for the years ended December 31, 2008, 2007 and 2006, respectively, consists primarily of gross billed charges for services provided by the Company’s affiliated physicians less an estimated allowance for contractual adjustments and uncollectibles to properly account for the anticipated differences between gross billed charge amounts and expected reimbursement amounts.

The Company’s contractual adjustments and uncollectibles as a percentage of gross patient service revenue vary slightly each year depending on several factors including improved managed care contracting, changes in reimbursement from state Medicaid programs and other government-sponsored programs, and annual price increases.

The Company’s annual price increases typically increase contractual adjustments as a percentage of gross patient service revenue. This increase is primarily due to Medicaid and other government-sponsored health care programs that generally provide for reimbursements on a fee-schedule basis rather than on a gross charge basis. When the Company bills these programs, like other payors, on a gross charge basis, it also increases its provision for contractual adjustments and uncollectibles by the amount of any price increase, resulting in a higher contractual adjustment percentage.

5.	Property and Equipment:

Property and equipment consists of the following (in thousands):

	December 31,
	2008	2007
Building	$8,056	$8,056
Land	2,032	2,032
Equipment and furniture	80,771	66,299

	90,859	76,387
Accumulated depreciation	(52,052)	(45,225)

	$38,807	$31,162

At December 31, 2008 and 2007, property and equipment includes medical and other equipment held under capital leases of approximately $1.3 million and $1.0 million, respectively, and related accumulated depreciation of approximately $693,000 and $377,000, respectively. The Company recorded depreciation expense of approximately $9.4 million, $7.4 million and $6.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

6.	Goodwill and Other Assets:

Other assets consist of the following (in thousands):

	December 31,
	2008	2007
Other intangible assets, net	$13,904	$11,439
Other assets	15,062	19,687

	$28,966	$31,126

At December 31, 2008, other intangible assets consisted of amortizable hospital, state and other contracts; physician and hospital agreements; and other agreements with gross carrying amounts of approximately $24.1 million, less accumulated amortization of approximately $10.2 million. At December 31, 2007, other intangible assets consisted of amortizable hospital, state and other contracts; physician and hospital agreements; and patents and other agreements with gross carrying amounts of approximately $18.0 million, less accumulated amortization of approximately $6.5 million. Other intangible assets with finite lives are amortized on either an accelerated basis based on the annual undiscounted economic cash flows associated with the particular intangible asset or on a straight-line basis over their estimated useful lives.

At December 31, 2007, other intangible assets of $1.1 million related to discontinued operations had a gross carrying amount of $6.0 million and accumulated amortization of $4.9 million. As discussed in Note 15 to the Consolidated Financial Statements, these balances are included in assets held for sale at December 31, 2007.

Amortization expense related to other intangible assets for the years ended December 31, 2008, 2007 and 2006 was approximately $3.6 million, $2.2 million and $1.4 million, respectively. Amortization expense on other intangible assets for the years 2009 through 2013 is expected to be approximately $2.8 million, $2.1 million, $1.6 million, $911,000 and $837,000, respectively. The remaining weighted average amortization period of other intangible assets is 6.0 years. The calculation of the weighted average amortization period includes amortization expense related to years beyond 2012 of approximately $5.7 million.

Other assets of $15.1 million and $19.7 million at December 31, 2008 and 2007, respectively, consist primarily of the cash surrender value of life insurance related to the Company’s deferred compensation arrangements and other long-term assets. The decrease in other assets is primarily due to a decrease in the market value of the investments underlying the Company’s deferred compensation agreements.

During 2008, the Company completed the acquisition of 13 physician group practices for $260.9 million inclusive of transaction costs. In addition, the Company paid $13.1 million during 2008 pursuant to certain contingent purchase price provisions related to prior year acquisitions. In connection with these acquisitions, the Company recorded goodwill of approximately $267.5 million, other intangible assets of approximately $6.1 million, fixed assets of approximately $1.2 million, other assets and liabilities of approximately $1.6 million, and an accrual for a contingent purchase price provision of $750,000. Goodwill of approximately $267.5 million related to these acquisitions represents the only change in the carrying amount of goodwill for the year ended December 31, 2008. The Company has not yet completed the purchase price allocation for certain of the physician group practices acquired during the 12 months ended December 31, 2008.

During 2007, the Company completed the acquisition of 10 physician group practices for $115.6 million, inclusive of transaction costs. In addition, the Company paid $3.5 million during 2007 pursuant to certain contingent purchase price provisions related to prior year acquisitions. In connection with these acquisitions, the Company recorded goodwill of approximately $113.4 million, other intangible assets of approximately $8.2 million, fixed assets of approximately $520,000, other assets of approximately $206,000 and liabilities of approximately $3.2 million. Goodwill of approximately $113.4 million related to these acquisitions and the classification of goodwill of approximately $24.8 million as assets held for sale represent the only changes in the carrying amount of goodwill for the year ended December 31, 2007.

Certain purchase agreements related to acquisitions completed since 2005 contain contingent purchase price provisions based on volume and other performance measures. Potential payments under these provisions are not contingent upon the future employment of the sellers. The amount of the payments due under these provisions cannot be determined until the specific targets or measures are attained. In some cases, the sellers are eligible for annual contingent purchase price payments over a three- to five-year period based on the growth in profitability of the physician practice with no stated limit on the annual payment amount. Under all other contingent purchase price provisions, payments of up to $42.2 million may be due through 2013 as of December 31, 2008.

The results of operations of the practices acquired in 2008 and 2007 have been included in the Company’s Consolidated Financial Statements from the dates of acquisition. The following unaudited pro forma information combines the consolidated results of operations of the Company and the acquisitions completed during 2008 and 2007 as if the transactions had occurred on January 1, 2007 (in thousands, except per share data):

	Years Ended December 31,
	2008	2007
Net patient service revenue	$1,182,844	$1,150,830
Income from continuing operations	158,953	165,967
Net income	181,472	168,670
Income from continuing operations per share
Basic	$3.45	$3.42
Diluted	$3.37	$3.33
Net income per share:
Basic	$3.93	$3.48
Diluted	$3.85	$3.38

The pro forma net income for the year ended December 31, 2008 includes the Company’s gain on the sale of its newborn metabolic screening laboratory business, net of income taxes, of $22.0 million. The pro forma diluted net income per share of $3.85 for the year ended December 31, 2008 includes $0.48 related to this gain. See Note 15 to the Consolidated Financial Statements for more information on the sale of this business. The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

7.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2008	2007
Accounts payable	$10,585	$5,574
Accrued salaries and bonuses	124,883	119,687
Accrued payroll taxes and benefits	18,042	14,984
Accrued professional liability risks	93,088	75,091
Accrual for uncertain tax positions	38,781	12,922
Other accrued expenses	17,205	14,862

	$302,584	$243,120

At December 31, 2008 and 2007, accrued salaries and bonuses of $124.9 million and $119.7 million, respectively, consist primarily of amounts due under the Company’s performance-based incentive compensation program.

At December 31, 2008 and 2007, accrued professional liability risks of $93.1 million and $75.1 million, respectively, consist of the Company’s liabilities for self-insured retention under its professional liability insurance program and an estimate of liabilities for claims incurred but not reported based on an actuarial valuation. The increase in accrued professional liability risks of $18.0 million in 2008 is attributable to the growth in the Company’s self-insured amounts through its wholly owned captive insurance subsidiary, as well as the growth in the Company’s affiliated physician base due to acquisitions and same-unit growth.

The Company’s accrual for uncertain tax positions of $38.8 million and $12.9 million at December 31, 2008 and 2007, respectively, is related to open tax positions subject to the provisions of FIN 48. The increase in this liability of $25.9 million is related to the reclassification of certain balances from current taxes payable to the Company’s current liability for uncertain tax positions and an increase in the Company’s current liability for uncertain tax positions taken on temporary differences associated with acquisitions completed in late 2008.

8.	Line of Credit, Long-Term Debt and Capital Lease Obligations:

In September 2008, the Company completed a new unsecured $350 million revolving line or credit (“Line of Credit”) and simultaneously terminated its old $225 million line of credit. The Line of Credit is guaranteed by substantially all of the Company’s subsidiaries and includes a $50 million sub-facility for the issuance of letters of credit and a $25 million sub-facility for swingline loans. In addition, the Line of Credit may be increased to $400 million subject to the satisfaction of specified conditions. At the Company’s option, the Line of Credit (other than swingline loans) bears interest at (1) the alternate base rate, which is defined as the higher of (i) the Federal Funds Rate plus one half of 1% and (ii) the Wachovia Bank, N.A prime rate or (2) the LIBOR rate, plus, in either case, an applicable margin rate of up to 1.5% based on the Company’s consolidated leverage ratio. Swingline loans bear interest at the alternate base rate plus the applicable margin. The Line of Credit matures on September 3, 2013. The Company is subject to certain covenants and restrictions specified in the Line of Credit, including covenants that require it to maintain a minimum fixed charge coverage ratio and to not exceed a specified consolidated leverage ratio, to comply with laws, and restrict it from paying dividends and making certain other distributions, as specified therein. Failure to comply with these covenants would constitute an event of default under the Line of Credit, notwithstanding the Company’s ability to meet its debt service obligations. The Line of Credit includes various customary remedies for the lenders following an event of default. At December 31, 2008, the Company believes it was in compliance with the financial covenants and other restrictions applicable under the Line of Credit.

The Company had $139.5 million in outstanding principal balance under the Line of Credit at December 31, 2008. The Company has outstanding letters of credit associated with its professional liability insurance program which reduced the amount available under the Line of Credit by $12.2 million at December 31, 2008. The weighted average interest rate on the letters of credit was 1.0% at December 31, 2008. At December 31, 2008, the Company had an available balance on the Line of Credit of $198.3 million.

Long-term debt, including capital lease obligations, consists of the following (in thousands):

	December 31,
	2008	2007
Current debt	$—	$250
Capital lease obligations	614	674

Total	614	924
Current portion of capital lease obligations	(258)	(469)

Long-term debt and capital lease obligations	$356	$455

The amounts due under the terms of the Company’s capital lease obligations, at December 31, 2008 are as follows: 2009—$258,000; 2010—$184,000; 2011—$116,000; and 2012—$56,000.

9.	Income Taxes:

The components of the income tax provision (benefit) are as follows (in thousands):

	December 31,
	2008	2007	2006
Federal:
Current	$92,960	$78,107	$72,592
Deferred	(10,066)	(1,139)	(1,599)

	82,894	76,968	70,993

State:
Current	12,822	9,961	4,414
Deferred	(980)	58	(300)

	11,842	10,019	4,114

Total	$94,736	$86,987	$75,107

The Company files its tax return on a consolidated basis with its subsidiaries. The remaining affiliated professional contractors file tax returns on an individual basis.

The effective tax rate on income was 39.24%, 38.32% and 38.08% for the years ended December 31, 2008, 2007 and 2006, respectively.

The differences between the effective rate and the United States federal income tax statutory rate are as follows (in thousands):

	December 31,
	2008	2007	2006
Tax at statutory rate	$84,496	$79,452	$69,026
State income tax, net of federal benefit	7,698	6,425	2,641
Non-deductible portion of Medicaid settlement reserve	—	—	504
Non-deductible expenses	1,364	1,553	658
Change in accrual estimates relating to uncertain tax positions	1,522	(90)	2,195
Other, net	(344)	(353)	83

Income tax provision	$94,736	$86,987	$75,107

The significant components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31, 2008			December 31, 2007
	Total	Current	Non- Current	Total	Current	Non- Current
Allowance for uncollectible accounts	$43,977	$43,977	$—	$33,011	$33,011	$—
Net operating loss carryforward	5,212	5,212	—	4,869	4,869	—
Reserves and accruals	33,397	28,310	5,087	26,698	22,509	4,189
Other	207	207	—	213	213	—
Stock-based compensation	11,571	3,850	7,721	8,730	4,122	4,608

Total deferred tax assets	94,364	81,556	12,808	73,521	64,724	8,797

Accrual to cash adjustment	(11,172)	(11,172)	—	(11,334)	(11,334)	—
Property and equipment	(1,274)	—	(1,274)	(1,180)	—	(1,180)
Amortization	(58,407)	—	(58,407)	(48,106)	—	(48,106)

Total deferred tax liabilities	(70,853)	(11,172)	(59,681)	(60,620)	(11,334)	(49,286)

Net deferred tax asset (liability)	$23,511	$70,384	$(46,873)	$12,901	$53,390	$(40,489)

The income tax benefit related to the exercise of stock options, the purchase of shares under the Company’s non-qualified employee stock purchase plan and the vesting of restricted stock in excess of amounts recorded as equity compensation expense reduces taxes currently payable and is credited to additional paid-in capital. Such amounts totaled approximately $4.3 million, $12.9 million, and $9.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company has net operating loss carryforwards for federal and state tax purposes totaling approximately $14.9 million, $13.9 million, and $1.1 million at December 31, 2008, 2007 and 2006, respectively, expiring at various times commencing in 2011. The increase in net operating loss carryforwards of $1.0 million in 2008 and the increase of $12.8 million in 2007 are primarily due to timing differences related to the recognition of income for tax purposes associated with physician practice acquisitions.

As of December 31, 2008 and 2007, the Company’s liability for unrecognized tax benefits, excluding accrued interest and penalties, was $47.6 million and $29.8 million, respectively. The Company had approximately $18.9 million and $20.3 million of unrecognized tax benefits that, if recognized, would favorably impact its effective tax rate at December 31, 2008 and 2007, respectively.

During the 12 months ended December 31, 2008, the Company increased its liability for uncertain tax positions by a total of $17.8 million, which is primarily related to changes in temporary differences of approximately $20.0 million.

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the years ended December 31, 2008 and 2007 (in thousands):

Balance at January 1, 2007	$32,007
Increases related to prior year tax positions	5,638
Decreases related to prior year tax positions	(10,784)
Increases related to current year tax positions	6,872
Expiration of the statutes of limitations for the assessment of taxes	(3,964)

Balance at December 31, 2007	29,769
Increases related to prior year tax positions	16,574
Decreases related to prior year tax positions	(4,227)
Increases related to current year tax positions	9,815
Settlements	(3,556)
Expiration of the statutes of limitations for the assessment of taxes	(813)

Balance at December 31, 2008	$47,562

At December 31, 2008, accounts payable and accrued expenses and other liabilities as presented in the Company’s Consolidated Balance Sheet include $38.8 million and $18.4 million, respectively, related to the Company’s total liability for unrecognized tax benefits of $57.2 million. At December 31, 2007, accounts payable and accrued expenses and other liabilities as presented in the Company’s Consolidated Balance Sheet include $12.9 million and $23.6 million, respectively, related to the Company’s total liability for unrecognized tax benefits of $36.5 million. As of December 31, 2008 and 2007, the Company’s accrued liability for interest and penalties totaled $9.6 million and $6.7 million, respectively. The Company includes interest and penalties related to income tax liabilities in income tax expense.

The Company’s liability for uncertain tax positions could be reduced over the next 12 months by approximately $12.9 million, excluding accrued interest, due to the expiration of statutes of limitation or settlements with taxing authorities. Additionally, the Company anticipates that its liability for uncertain tax positions will be increased over the next 12 months by additional taxes of approximately $2.0 million. Although the Company anticipates additional changes in its liability for uncertain tax positions related to certain temporary differences, an estimate of the range of such changes cannot be made at this time.

The Company is currently subject to U.S. Federal and various state income tax examinations for the tax years 2004 through 2007.

10.	Commitments and Contingencies:

In July 2007, the Audit Committee of the Company’s Board of Directors concluded a comprehensive review of the Company’s historical practices related to the granting of stock options with the assistance of independent legal counsel and forensic accounting experts. At the commencement of the review, the Company voluntarily contacted the staff of the Securities and Exchange Commission (“SEC”) regarding the Audit Committee’s review and subsequently the SEC commenced a formal investigation into the Company’s stock option granting practices. The Company also had discussions with the U.S. Attorney’s office for the Southern District of Florida regarding the Audit Committee’s review and, in response to a subpoena, provided the office with various documents and information related to the Company’s stock option granting practices. The Company intends to continue full cooperation with the U.S. Attorney’s office and the SEC. The Company cannot predict the outcome of these matters.

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

As part of the Federal Settlement Agreement, the Company is under a five-year Corporate Integrity Agreement with the OIG. The Corporate Integrity Agreement acknowledges the existence of the Company’s comprehensive Compliance Plan, which provides for policies and procedures aimed at promoting the Company’s adherence with FHC Program requirements and requires the Company to maintain the Compliance Plan in full operation for the term of the Corporate Integrity Agreement. See “Government Regulation—Compliance Plan” in Item 1 of this Form 10-K. In addition, the Corporate Integrity Agreement requires, among other things, that the Company must comply with the following integrity obligations during the term of the Corporate Integrity Agreement:

•	maintaining a Chief Compliance Officer and Compliance Committee to administer compliance with FHC Program requirements, the Compliance Plan and the Corporate Integrity Agreement;

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

•

not hiring or, if employed, removing from the Company’s business operations which are related to or compensated, in whole or part, by FHC Programs, persons (i) convicted of a criminal offense related to the provision of healthcare items or services or (ii) ineligible to participate in FHC Programs or Federal procurement or non-procurement programs;

•

notifying the OIG of (i) new investigations or legal proceedings by a governmental entity or its agents involving an allegation that the Company has committed a crime or has engaged in fraudulent activities, (ii) matters that a reasonable person would consider a probable violation of criminal, civil or administrative laws applicable to any FHC Program for which penalties or exclusion may be imposed, and (iii) the purchase, sale, closure, establishment, or relocation of any facility furnishing items or services that are reimbursed under FHC Programs;

•	reporting and returning overpayments received from FHC Programs;

•	submitting reports to the OIG regarding the Company’s compliance with the Corporate Integrity Agreement; and

•

maintaining for inspection, for a period of six years from the effective date, all documents and records relating to reimbursement from the FHC Programs and compliance with the Corporate Integrity Agreement.

Failure to comply with the Company’s duties under the Corporate Integrity Agreement could result in substantial monetary penalties and in the case of a material breach, could even result in the Company being excluded from participating in FHC Programs. Management believes that the Company was in compliance with the Corporate Integrity Agreement as of December 31, 2008.

The Company expects that additional audits, inquiries and investigations from government authorities and agencies will continue to occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows, or the trading price of its common stock.

In the ordinary course of business, the Company becomes involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by the Company’s affiliated physicians. The Company’s contracts with hospitals generally require the Company to indemnify them and their affiliates for losses resulting from the negligence of the Company’s affiliated physicians. The Company may also become subject to other lawsuits which could involve large claims and significant defense costs. The Company believes, based upon a review of pending actions and proceedings, that the outcome of such legal actions and proceedings will not have a material adverse effect on its business, financial condition or results of operations. The outcome of such actions and proceedings, however, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on the Company’s business, financial condition, results of operations and the trading price of its common stock.

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

Although the Company currently maintains liability insurance coverage intended to cover professional liability and certain other claims, the Company cannot assure that its insurance coverage will be adequate to cover liabilities arising out of claims asserted against it in the future where the outcomes of such claims are unfavorable. With respect to professional liability risk, the Company generally self-insures a portion of this risk through its wholly owned captive insurance subsidiary. Liabilities in excess of the Company’s insurance coverage, including coverage for professional liability and certain other claims, could have a material adverse effect on the Company’s business, financial condition and results of operations. See “Professional and General Liability Coverage” in Item 1 of this Form 10-K.

The Company leases space for certain corporate offices and its regional offices and medical offices, storage space and temporary housing of medical staff. The Company also leases an aircraft. In May 2006, the Company purchased a previously leased aircraft and immediately sold the aircraft for approximately $6.1 million. Rent expense for the years ended December 31, 2008, 2007 and 2006 was approximately $14.3 million, $10.9 million, and $10.2 million, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2008 are as follows (in thousands):

2009	$11,399
2010	8,169
2011	6,799
2012	4,536
2013	4,033
Thereafter	4,075

$39,011

11.	Retirement Plan:

The Company maintains four qualified contributory savings plans as allowed under Section 401(k) of the Internal Revenue Code and Section 1165(e) of the Puerto Rico Income Tax Act of 1954 (the “401(k) Plans”). The 401(k) Plans permit participant contributions and allow elective and, in certain situations, non-elective Company contributions based on each participant’s contribution or a specified percentage of eligible wages. Participants may defer a percentage of their annual compensation subject to the limits defined in the 401(k) Plans. The Company recorded an expense of $13.2 million, $10.5 million and $8.8 million for the years ended December 31, 2008, 2007 and 2006, respectively, related to the 401(k) Plans.

12.	Common and Common Equivalent Shares:

The calculation of shares used in the basic and diluted net income per share calculation for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Weighted average number of common shares outstanding	46,121	48,458	47,924
Weighted average number of dilutive common share equivalents	1,040	1,446	1,463

Weighted average number of common and common equivalent shares outstanding	47,161	49,904	49,387

At December 31, 2008, 2007 and 2006, the Company had approximately 1.3 million, 87,000 and 68,000 anti-dilutive outstanding employee stock options, respectively, that have been excluded from the computation of diluted earnings per share. At December 31, 2008, 2007 and 2006, the Company had approximately 325,000, 165,000 and 188,000 shares, respectively, of anti-dilutive unvested restricted and deferred stock that have been excluded from the computation of earnings per share.

13.	Stock Incentive Plans and Stock Purchase Plans:

On May 23, 2008, the Company’s shareholders approved the 2008 Incentive Compensation Plan (the “2008 Incentive Plan”). The terms of the 2008 Incentive Plan provide for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property. As provided in the 2008 Incentive Plan, no additional grants can be made from the Company’s prior incentive plans, except that new awards will be permitted under the 2004 Incentive Compensation Plan (the “2004 Incentive Plan”) to the extent that shares previously granted under the 2004 Incentive Plan are forfeited, expire or terminate. Under the 2008 Incentive Plan, a total of six million shares are available for the granting of awards, inclusive of the number of shares remaining available for grant under the 2004 Incentive Plan as of May 23, 2008. To date, the only equity awards made by the Company under the 2008 Incentive Plan are for stock options, restricted stock and deferred stock. Collectively, the Company’s prior incentive plans and the 2008 Incentive Plan are the Company’s Stock Incentive Plans (the “Stock Incentive Plans”).

Under the 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards vest on a cliff basis over a term of five years upon the fulfillment of specified service-based and performance-based conditions. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the year ended December 31, 2008, the Company granted 773,972 stock options and 325,748 shares of restricted and deferred stock to its employees under the Stock Incentive Plans. At December 31, 2008, the Company had approximately 4.5 million shares available for future grants and awards under its Stock Incentive Plans.

On September 24, 2008, the Company’s shareholders approved an amendment to the Company’s 1996 Non-Qualified Employee Stock Purchase Plan (the “Non-Qualified Plan”) to increase the number of shares issuable under the Non-Qualified Plan from 1.5 million to 2.5 million shares. The approved amendment also expanded participation in the Non-Qualified Plan to all employees who formerly participated in the 1996 Qualified Employee Stock Purchase Plan (the “Qualified Plan”), which was terminated in August 2008. Collectively, the Non-Qualified Plan and the Qualified Plan represent the Company’s Stock Purchase Plans (the “Stock Purchase Plans”). Under the Non-Qualified Plan, employees are permitted to purchase the Company’s common stock at 85% of market value on January 1st, April 1st, July 1st and October 1st of each year. In accordance with the provisions of FAS 123(R), the Company recognizes stock-based compensation expense for the 15% discount received by participating employees. During the year ended December 31, 2008, approximately 128,000 shares were issued under the Stock Purchase Plans. At December 31, 2008, the Company had approximately 979,000 shares reserved for issuance under the Non-Qualified Plan.

The Company recognized approximately $20.8 million, $17.7 million and $19.8 million of stock-based compensation expense related to its Stock Incentive Plans and Stock Purchase Plans during the years ended December 31, 2008, 2007 and 2006, respectively. The after-tax impact of stock-based compensation expense on net income was approximately $12.6 million, $10.9 million and $12.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The activity related to the Company’s restricted and deferred stock awards and the corresponding weighted average grant-date fair values are as follows:

	Number of Shares	Weighted Average Fair Value
Non-vested shares at December 31, 2005	675,128	$38.26
Awarded	191,268	$44.70
Forfeited	(9,103)	$40.56
Vested	(293,975)	$38.26

Non-vested shares at December 31, 2006	563,318	$40.41
Awarded	166,399	$56.18
Forfeited	(10,858)	$41.81
Vested	(248,159)	$39.87

Non-vested shares at December 31, 2007	470,700	$46.23
Awarded	325,748	$54.40
Forfeited	(6,950)	$49.65
Vested	(296,811)	$42.84

Non-vested shares at December 31, 2008	492,687	$53.63

The aggregate fair value of the 296,811 restricted shares that vested during the year ended December 31, 2008 was approximately $12.7 million.

At December 31, 2008, the total stock-based compensation cost related to non-vested restricted and deferred stock remaining to be recognized as compensation expense over a weighted-average period of approximately 3.0 years is $14.9 million.

Pertinent information covering stock option transactions related to the Company’s Stock Incentive Plans is summarized in the table below.

	Number of Shares	Option Price Per Share (1)	Weighted Average Exercise Price	Expiration Date
Outstanding at December 31, 2005	3,751,738	$3.53-$37.30	$22.51	2006-2015
Granted	682,011	$43.15-$50.34	$45.16
Canceled	(91,017)	$9.44-$50.34	$32.48
Exercised	(1,127,418)	$3.53-$34.05	$22.89

Outstanding at December 31, 2006	3,215,314	$3.53-$50.34	$27.04	2007-2016
Granted	582,939	$56.05-$65.15	$57.55
Canceled	(18,372)	$10.40-$57.09	$42.71
Exercised	(873,267)	$3.53-$44.70	$25.40

Outstanding at December 31, 2007	2,906,614	$3.53-$65.15	$34.31	2008-2017
Granted	773,972	$36.52-$67.54	$54.91
Canceled	(22,160)	$6.50-$57.09	$48.74
Exercised	(231,337)	$6.50-$57.09	$23.61

Outstanding at December 31, 2008	3,427,089	$3.53-$67.54	$39.59	2009-2018

Exercisable at December 31, 2008	2,048,306	$3.53-$64.65	$29.81

The Company issues new shares of its common stock upon exercise of its stock options. The fair value of each stock option or share to be issued is estimated on the date of grant using the Black-Scholes Model with weighted average assumptions for expected volatility, expected life, risk-free interest rate and dividend yield.

Expected volatility is estimated using sequential periods of historical price data related to the Company’s common stock. For stock options granted during the year ended December 31, 2008, the expected volatility related to the Company’s share price ranged from 23% to 29%. The Company assigns expected lives and corresponding risk-free interest rates to two separate homogenous employee groups consisting of officers and all other employees. The Company evaluates the estimated expected lives assigned to its two employee groups using historical exercise data, taking into consideration the impact of partial life cycle data, contractual term and post-vesting cancellations. The weighted average expected lives for officers and all other employees were primarily four and one-half years and three and one-half years, respectively, for stock options granted during the year ended December 31, 2008. Risk-free interest rates for both employee groups ranged from 2.1% to 3.3% for stock options granted during the year ended December 31, 2008. The Company used a dividend yield assumption of 0% for 2008.

For stock options granted during the year ended December 31, 2007, the expected volatility related to the Company’s share price ranged from 23% to 25%. The Company assigned expected lives and corresponding risk-free interest rates to two separate homogenous employee groups consisting of officers and all other employees. The weighted average expected lives for officers and all other employees were primarily four years and three and one-half years, respectively. Risk-free interest rates for both employee groups ranged from 3.7% to 4.9%. The Company used a dividend yield assumption of 0% for 2007.

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

The weighted average grant date fair value for stock options granted during the years ended December 31, 2008, 2007 and 2006 was $12.97, $15.40 and $14.13, respectively. The weighted average remaining contractual life on 3,427,089 outstanding and 2,048,306 exercisable stock options at December 31, 2008 is approximately 6.8 years and 5.4 years, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was approximately $9.3 million, $28.8 million and $26.1 million, respectively. At December 31, 2008, the total stock-based compensation cost related to non-vested stock options remaining to be recognized as compensation expense over a weighted-average period of approximately 2.2 years is $8.5 million.

At December 31, 2008, the aggregate intrinsic value of the 3,427,089 outstanding stock options and the 2,048,306 exercisable stock options presented above is approximately $14.0 million and $14.0 million, respectively. The excess tax benefit related primarily to stock options and restricted stock for the years ended December 31, 2008, 2007 and 2006 was approximately $4.3 million, $12.9 million and $9.2 million, respectively.

14.	Common Stock Repurchase Programs:

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

15.	Discontinued Operations:

On February 29, 2008, the Company completed the sale of its newborn metabolic screening laboratory business in a cash transaction for gross proceeds of approximately $66.0 million. In November 2008, the acquiring entity made certain tax elections that resulted in additional proceeds to the Company of $2.3 million. The additional proceeds of $2.3 million were directly offset by an increase in the Company’s tax provision. The Company’s gain on the sale of its newborn metabolic screening laboratory business, net of income taxes, was $22.0 million. The Company has retained contingent liabilities relating to certain unresolved legal matters as of the sale date. The Company believes that the outcome of these legal matters will not have a material adverse effect on its business, financial condition or results of operations.

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

Income from discontinued operations, net of income taxes as reported in the Company’s Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006 includes net patient service revenue of $2.5 million, $14.6 million and $13.9 million, respectively. Operating income and pretax profit included in income from discontinued operations, net of income taxes for the years ended December 31, 2008, 2007 and 2006 were both $864,000, $4.7 million and $4.1 million, respectively.

16.	Preferred Share Purchase Rights Plan:

The Company has adopted a Preferred Share Purchase Rights Plan (the “Rights Plan”) under which each outstanding share of the Company’s common stock includes one preferred share purchase right (“Right”) entitling the registered holder, subject to the terms of the Rights Plan, to purchase from the Company one two-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock (the “Preferred Shares”) (or in certain circumstances, cash, property or other securities). Each Right has an initial exercise price of $75.00 for one two-thousandth of a Preferred Share (subject to adjustment). The Rights will be exercisable only if a person or group acquires 15% or more of the Company’s common stock or announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of the common stock. Upon such occurrence, each Right will entitle its registered holder (other than such person or group of affiliated or associated persons) to purchase, at the Right’s then-current exercise price, a number of the Company’s common shares having a market value of twice such price. The final expiration date of the Rights is the close of business on March 31, 2009 (the “Final Expiration Date”). The Board of Directors of the Company may, at its option, as approved by a Majority Director Vote (as defined in the Rights Plan), at any time prior to the earlier of (i) the time that any person or entity becomes an Acquiring Person (as defined in the Rights Plan), and (ii) the Final Expiration Date, redeem all but not less than all of the then outstanding Rights at a redemption price of $.0025 per Right, as such amount may be appropriately adjusted to reflect any stock split, stock dividend or similar transaction. The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board of Directors of the Company, in its sole discretion, may establish (as approved by a Majority Director Vote).

17.	Selected Quarterly Financial Information (Unaudited):

The tables set forth a summary of the Company’s selected quarterly financial information for each of the four quarters ended December 31, 2008 and 2007 (in thousands, except for per share data):

	2008 Quarters
	First	Second	Third	Fourth
Net patient service revenue	$245,573	$257,704	$267,185	$297,815

Operating expenses:
Practice salaries and benefits	151,360	150,696	159,799	181,590
Practice supplies and other operating expenses	9,714	10,529	11,145	13,379
General and administrative expenses	29,756	31,016	30,749	33,444
Depreciation and amortization	2,816	2,939	3,296	4,020

Total operating expenses	193,646	195,180	204,989	232,433

Income from operations	51,927	62,524	62,196	65,382

Investment income	1,313	645	487	537
Interest expense	(385)	(335)	(1,126)	(1,747)

Income from continuing operations before income taxes	52,855	62,834	61,557	64,172

Income tax provision	20,726	24,662	24,161	25,187

Income from continuing operations	32,129	38,172	37,396	38,985
Income (loss) from discontinued operations, net of income taxes (1)	23,677	(1,158)	—	—

Net income	$55,806	$37,014	$37,396	$38,985

Per common and common equivalent share data:

Income from continuing operations:
Basic	$0.67	$0.82	$0.83	$0.86

Diluted	$0.66	$0.80	$0.81	$0.85

Income (loss) from discontinued operations:
Basic	$0.50	$(0.02)	$—	$—

Diluted	$0.48	$(0.02)	$—	$—

Net income:
Basic	$1.17	$0.80	$0.83	$0.86

Diluted	$1.14	$0.78	$0.81	$0.85

Weighted average shares:
Basic	47,572	46,481	45,207	45,243

Diluted	48,933	47,654	46,178	45,897

(1)	In February 2008, the Company completed the sale of its newborn metabolic screening laboratory business in a cash transaction and recorded a gain on the sale, net of income taxes, of $22.0 million. See Note 15 to the Consolidated Financial Statements in this Form 10-K for more information regarding the sale of the Company’s newborn metabolic screening laboratory business.

	2007 Quarters
	First	Second	Third	Fourth
Net patient service revenue	$210,924	$223,262	$233,102	$250,356

Operating expenses:
Practice salaries and benefits	130,350	126,065	131,326	145,565
Practice supplies and other operating expenses	7,860	8,495	8,262	9,461
General and administrative expenses	33,031	29,300	29,316	28,119
Depreciation and amortization	2,178	2,219	2,366	2,831

Total operating expenses	173,419	166,079	171,270	185,976

Income from operations	37,505	57,183	61,832	64,380

Investment income	1,864	1,661	2,121	1,209
Interest expense	(221)	(122)	(147)	(259)

Income from continuing operations before income taxes	39,148	58,722	63,806	65,330

Income tax provision	14,155	23,019	25,007	24,806

Income from continuing operations	24,993	35,703	38,799	40,524
Income from discontinued operations, net of income taxes	589	612	759	743

Net income	$25,582	$36,315	$39,558	$41,267

Per common and common equivalent share data:

Income from continuing operations:
Basic	$0.52	$0.74	$0.79	$0.84

Diluted	$0.50	$0.71	$0.77	$0.82

Income from discontinued operations:
Basic	$0.01	$0.01	$0.02	$0.02

Diluted	$0.01	$0.01	$0.02	$0.02

Net income:
Basic	$0.53	$0.75	$0.81	$0.86

Diluted	$0.51	$0.72	$0.79	$0.84

Weighted average shares:
Basic	48,366	48,537	48,912	48,010

Diluted	49,910	50,125	50,264	49,311

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management has excluded the operations of three acquisitions from its assessment of internal control over financial reporting as of December 31, 2008 because the related entities were acquired by the Company in purchase combinations during 2008. Total assets and net patient service revenue related to these acquisitions were approximately 12.9% and 4.7%, respectively, of the total assets and net patient service revenue reported in our 2008 Consolidated Financial Statements.

The Company’s independent registered certified public accounting firm, PricewaterhouseCoopers LLP, has audited our internal control over financial reporting as of December 31, 2008 as stated in their report which appears on page 55 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2009 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2009 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2008, with respect to shares of our common stock that may be issued under existing equity compensation plans, including our 2008 Incentive Compensation Plan, as amended (“2008 Incentive Plan”), our 2004 Incentive Compensation Plan, as amended (“2004 Incentive Plan”), our Amended and Restated Stock Option Plan, as amended (the “Option Plan”), our 1996 Non-Qualified Employee Stock Purchase Plan, as amended and restated (the “Stock Purchase Plan”) and shares of our common stock reserved for issuance under presently exercisable stock options issued by Magella at the time of its acquisition by the Company (the “Magella Plan”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,427,089	(1)	$39.59	5,508,246	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	3,427,089		$39.59	5,508,246

(1)	Represents 764,847 shares issuable under the 2008 Incentive Plan, 1,336,771 shares issuable under the 2004 Incentive Plan, 1,303,615 shares issuable under the Option Plan and 21,856 shares issuable under the Magella Plan.
(2)	Under the 2008 Incentive Plan, the 2004 Incentive Plan and the Stock Purchase Plan, 4,521,167, 8,196 and 978,883 shares, respectively, remain available for future issuance.

The remaining information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2009 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2009 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2009 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1)	Financial Statements

The information required by this Item is included in Item 8 of Part II of this Form 10-K.

(a)(2)	Financial Statement Schedule

The following financial statement schedule for the years ended December 31, 2008, 2007 and 2006, is included in this Form 10-K as set forth below (in thousands).

MEDNAX, INC.

Schedule II: Valuation and Qualifying Accounts

	Years Ended December 31,
	2008	2007	2006
Allowance for contractual adjustments and uncollectibles:
Balance at beginning of year	$313,131	$266,080	$219,166
Amount charged against operating revenue	2,006,415	1,686,669	1,500,339
Accounts receivable contractual adjustments and write-offs (net of recoveries)	(1,950,100)	(1,639,618)	(1,453,425)

Balance at end of year	$369,446	$313,131	$266,080

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(a)(3)	Exhibits

See Item 15(b) of this Form 10-K.

(b)	Exhibits

2.1	Agreement and Plan of Merger, dated as of December 29, 2008, between MEDNAX, Inc., Pediatrix Medical Group, Inc. and PMG Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).

3.1	Amended and Restated Articles of Incorporation of MEDNAX, Inc. (incorporated by reference to Exhibit 3.1 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).

3.2	Articles of Amendment Designating Series A Junior Participating Preferred Stock of MEDNAX, Inc. (incorporated by reference to Exhibit 3.2 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).

3.3	Amended and Restated By-laws of MEDNAX, Inc. (incorporated by reference to Exhibit 3.3 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).

4.1	Amended and Restated Preferred Share Purchase Rights Plan, dated as of December 29, 2008, by and between MEDNAX, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).

10.1	Credit Agreement, dated as of September 3, 2008, among Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, the Lenders party thereto and Pediatrix Medical Group, Inc. and certain of its domestic subsidiaries named as Guarantors therein (incorporated by reference to Exhibit 99.2 to Pediatrix’s Current Report on Form 8-K dated September 4, 2008).

10.2	Assignment and Joinder Agreement, dated as of January 1, 2009, among MEDNAX, Inc., MEDNAX Services, Inc., the Guarantors identified on the signature pages thereto and Wachovia Bank, National Association, in its capacity as Administrative Agent (incorporated by reference to Exhibit 10.1 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).

10.3	Amended and Restated Stock Option Plan of Pediatrix dated as of June 4, 2003 (incorporated by reference to Exhibit 10.5 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).*

10.4	First Amendment, dated December 29, 2008, to Pediatrix Medical Group, Inc. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.7 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.5	1996 Non-Qualified Employee Stock Purchase Plan of MEDNAX, Inc., as amended and restated, dated January 1, 2009 (incorporated by reference to Exhibit 10.6 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.6	Executive Non-Qualified Deferred Compensation Plan of Pediatrix, dated October 13, 1997 (incorporated by reference to Exhibit 10.35 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 1998).*

10.7	Amended and Restated Thrift and Profit Sharing Plan of Pediatrix (incorporated by reference to Exhibit 4.5 to Pediatrix’s Registration Statement on Form S-8 (Registration No. 333-101222)).*

10.8	Pediatrix Medical Group of Puerto Rico Thrift and Profit Sharing Plan (incorporated by reference to Exhibit 4.3 to Pediatrix’s Registration Statement on Form S-8 dated December 9, 2004).*

10.9	Pediatrix Medical Group, Inc. 2004 Incentive Compensation Plan (incorporated by reference to Exhibit A of Pediatrix’s Proxy Statement on Schedule 14A dated as of April 9, 2004).*

10.10	Second Amendment, dated December 29, 2008, to Pediatrix Medical Group, Inc. 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.8 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.11	Pediatrix Medical Group, Inc. 2008 Incentive Compensation Plan (incorporated by reference to Exhibit A of Pediatrix’s Proxy Statement on Schedule 14A dated as of April 8, 2008).*

10.12	First Amendment, dated December 29, 2008, to Pediatrix Medical Group, Inc. 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.13	Pediatrix Medical Group, Inc. Form of Stock Option Agreement for Stock Options Awarded Under the Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.3 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.14	Pediatrix Medical Group, Inc. Form of Incentive Stock Option Agreement for Incentive Stock Options Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.15	Pediatrix Medical Group, Inc. Form of Non-Qualified Stock Option Agreement for Non-Qualified Stock Options Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.16	Pediatrix Medical Group, Inc. Form of Restricted Stock Agreement for Restricted Stock Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.17+	MEDNAX, Inc. Form of Non-Qualified Stock Option Agreement for Non-Qualified Stock Options Awarded Under the 2008 Incentive Compensation Plan.*

10.18+	MEDNAX, Inc. Form of Restricted Stock Agreement for Restricted Stock Awarded Under the 2008 Incentive Compensation Plan.*

10.19	Employment Agreement, dated August 20, 2008, by and between Pediatrix Medical Group, Inc. and Roger J. Medel, M.D. (incorporated by reference to Exhibit 10.1 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).*

10.20	Amendment Agreement, dated December 29, 2008, between MEDNAX, Inc., Pediatrix Medical Group, Inc. and Roger J. Medel, M.D. (incorporated by reference to Exhibit 10.2 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.21	Employment Agreement, dated August 20, 2008, by and between Pediatrix Medical Group, Inc. and Joseph M. Calabro (incorporated by reference to Exhibit 10.2 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).*

10.22	Amendment Agreement, dated December 29, 2008, between MEDNAX, Inc., Pediatrix Medical Group, Inc. and Joseph M. Calabro (incorporated by reference to Exhibit 10.3 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.23	Employment Agreement, dated August 20, 2008, by and between Pediatrix Medical Group, Inc. and Karl B. Wagner (incorporated by reference to Exhibit 10.3 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).*

10.24	Amendment Agreement, dated December 29, 2008, between MEDNAX, Inc., Pediatrix Medical Group, Inc. and Karl B. Wagner (incorporated by reference to Exhibit 10.4 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.25	Employment Agreement, dated August 20, 2008, by and between Pediatrix Medical Group, Inc. and Thomas W. Hawkins (incorporated by reference to Exhibit 10.4 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).*

10.26	Amendment Agreement, dated December 29, 2008, between MEDNAX, Inc., Pediatrix Medical Group, Inc. and Thomas W. Hawkins (incorporated by reference to Exhibit 10.5 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.27	Restricted Shares Units Agreement for Roger J. Medel, M.D. dated August 20, 2008 (incorporated by reference to Exhibit 10.5 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).*

10.28	Restricted Shares Units Agreement for Roger J. Medel, M.D. dated August 20, 2008 (incorporated by reference to Exhibit 10.6 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).*

10.29	Form of Indemnification Agreement between Pediatrix and each of its directors and executive officers. (incorporated by reference to Exhibit 10.6 to Pediatrix’s Annual Report on Form 10-K for the year ended December 31, 2003).*

10.30	Form of Amended and Restated Exclusive Management and Administrative Services Agreement with affiliated professional contractors (incorporated by reference to Exhibit 10.7 to Pediatrix’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.31	Settlement Agreement, effective September 21, 2006, among the United States Department of Justice and on behalf of the Office of the Inspector General of the Department of Health and Human Services the TRICARE Management Activity, through its General Counsel, and the Office of Personnel Management (“OPM”), which administers the Federal Employees Health Benefits Program (collectively the “United States”); Pediatrix Medical Group, Inc. and Daniel M. Hall, MD (incorporated by reference to Exhibit 10.1 to Pediatrix’s Current Report on Form 8-K dated September 22, 2006).

10.32	Model State Settlement Agreement (incorporated by reference to Exhibit 10.2 to Pediatrix’s Current Report on Form 8-K dated September 22, 2006).

10.33	Corporate Integrity Agreement, effective September 20, 2006, among Pediatrix and the Officer of Inspector General (OIG) of the United States Department of Health and Human Services (HHS) to promote compliance with the statutes, regulations, and written directives of Medicare, Medicaid, TRICARE, and all other Federal healthcare programs (as defined in 42 U.S.C. § 1320a-7b(f)) (Federal healthcare program requirements) (incorporated by reference to Exhibit 10.3 to Pediatrix’s Current Report on Form 8-K dated September 22, 2006).

10.34	Stipulation of Settlement dated January 16, 2008, by and among Pediatrix, certain of the Pediatrix’s current and former officers and directors and Jacob Schwartz (incorporated by reference to Exhibit 10.1 to Pediatrix’s current report of Form 8-K dated January 16, 2008).

21.1+	Subsidiaries of the Registrant.

23.1+	Consent of PricewaterhouseCoopers LLP.

31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensation plans, contracts or arrangements.
+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDNAX, INC.

Date: February 27, 2009	By:	/s/ ROGER J. MEDEL, M.D.
Roger J. Medel, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROGER J. MEDEL, M.D. Roger J. Medel, M.D.	Chief Executive Officer (principal executive officer)	February 27, 2009

/s/ KARL B. WAGNER Karl B. Wagner	Chief Financial Officer (principal financial officer and principal accounting officer)	February 27, 2009

/s/ CESAR L. ALVAREZ Cesar L. Alvarez	Director and Chairman of the Board	February 27, 2009

/s/ WALDEMAR A. CARLO, M.D. Waldemar A. Carlo, M.D.	Director	February 27, 2009

/s/ MICHAEL B. FERNANDEZ Michael B. Fernandez	Director	February 27, 2009

/s/ ROGER K. FREEMAN, M.D. Roger K. Freeman, M.D.	Director	February 27, 2009

/s/ PAUL G. GABOS Paul G. Gabos	Director	February 27, 2009

/s/ DANY GARCIA Dany Garcia	Director	February 27, 2009

/s/ PASCAL J. GOLDSCHMIDT, M.D. Pascal J. Goldschmidt, M.D.	Director	February 27, 2009

/s/ MANUEL KADRE Manuel Kadre	Director	February 27, 2009

/s/ ENRIQUE J. SOSA Enrique J. Sosa	Director	February 27, 2009

EXHIBIT INDEX

Exhibit No.	Description
10.17	MEDNAX, Inc. Form of Non-Qualified Stock Option Agreement for Non-Qualified Stock Options Awarded Under the 2008 Incentive Compensation Plan.

10.18	MEDNAX, Inc. Form of Restricted Stock Agreement for Restricted Stock Awarded Under the 2008 Incentive Compensation Plan.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.