Form 10-Q
period 2009-03-31
MEDNAX, INC.
filed 2009-05-08
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  N/A

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Shares of common stock outstanding as of May 4, 2009: 45,779,237.

MEDNAX, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDNAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2009	December 31, 2008
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$21,343	$14,346
Short-term investments	16,838	20,764
Accounts receivable, net	165,228	162,395
Prepaid expenses	4,767	5,813
Deferred income taxes	77,450	70,384
Other assets	11,174	11,199

Total current assets	296,800	284,901
Investments	17,572	16,241
Property and equipment, net	40,907	38,807
Goodwill	1,139,094	1,127,959
Other assets, net	27,540	28,966

Total assets	$1,521,913	$1,496,874

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$224,722	$302,584
Current portion of long-term debt and capital lease obligations	314	258
Income taxes payable	33,962	14,283

Total current liabilities	258,998	317,125

Line of credit	181,000	139,500
Long-term debt and capital lease obligations	360	356
Deferred income taxes	47,019	46,873
Other liabilities	28,664	27,882

Total liabilities	516,041	531,736

Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 100,000 shares authorized; 45,694 and 45,642 shares issued and outstanding, respectively	457	456
Additional paid-in capital	561,974	555,293
Retained earnings	443,441	409,389

Total shareholders’ equity	1,005,872	965,138

Total liabilities and shareholders’ equity	$1,521,913	$1,496,874

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per share data)
Net patient service revenue	$303,885	$245,573

Operating expenses:
Practice salaries and benefits	194,008	151,360
Practice supplies and other operating expenses	12,641	9,714
General and administrative expenses	36,650	29,756
Depreciation and amortization	3,963	2,816

Total operating expenses	247,262	193,646

Income from operations	56,623	51,927

Investment income	441	1,313
Interest expense	(1,011)	(385)

Income from continuing operations before income taxes	56,053	52,855
Income tax provision	22,001	20,726

Income from continuing operations	34,052	32,129
Income from discontinued operations, net of income taxes	—	23,677

Net income	$34,052	$55,806

Per common and common equivalent share data:
Income from continuing operations:
Basic	$0.75	$0.67

Diluted	$0.74	$0.66

Income from discontinued operations:
Basic	$—	$0.50

Diluted	$—	$0.48

Net income:
Basic	$0.75	$1.17

Diluted	$0.74	$1.14

Weighed average shares:
Basic	45,282	47,572

Diluted	45,931	48,933

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income	$34,052	$55,806
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,963	2,955
Stock-based compensation expense	5,683	4,947
Deferred income taxes	(6,920)	4,993
Gain on sale of assets	—	(38,143)
Changes in assets and liabilities:
Accounts receivable	(2,833)	1,432
Prepaid expenses and other assets	1,071	486
Other assets	227	146
Accounts payable and accrued expenses	(77,862)	(73,346)
Income taxes payable	19,679	22,616
Other liabilities	915	(9,205)

Net cash used in operating activities	(22,025)	(27,313)

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(11,503)	(6,555)
Purchase of investments	(3,880)	(4,693)
Proceeds from maturities of investments	6,475	6,570
Purchase of property and equipment	(4,484)	(4,912)
Proceeds from sale of assets	—	66,000

Net cash (used in) provided from investing activities	(13,392)	56,410

Cash flows from financing activities:
Borrowings on line of credit	186,000	16,000
Payments on line of credit	(144,500)	(16,000)
Payments on capital lease obligations	(85)	(310)
Excess tax benefit from exercises of stock options	57	2,298
Repurchases of common stock	—	(100,000)
Proceeds from issuance of common stock	942	5,582

Net cash provided from (used in) financing activities	42,414	(92,430)

Net increase (decrease) in cash and cash equivalents	6,997	(63,333)
Cash and cash equivalents at beginning of period	14,346	102,843
Cash held by discontinued operating unit at beginning of period	—	50
Cash held by discontinued operating unit on sale date	—	(72)

Cash and cash equivalents at end of period	$21,343	$39,488

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

1.	Basis of Presentation:

Effective December 31, 2008, MEDNAX, Inc. and Pediatrix Medical Group, Inc., a Florida corporation (“Pediatrix”), completed a holding company formation transaction that established MEDNAX, Inc. as the parent company of Pediatrix. In the transaction, each outstanding share of Pediatrix common stock, par value $0.01 per share, and attached preferred share purchase right was converted into one share of MEDNAX, Inc. common stock, par value $0.01 per share, and attached preferred share purchase right. The preferred share purchase rights and related plan expired on March 31, 2009.

The accompanying unaudited Condensed Consolidated Financial Statements of the Company and the notes thereto presented in this Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements, and do not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of interim periods. The financial statements include all the accounts of MEDNAX, Inc. and its consolidated subsidiaries (collectively, “MDX”) together with the accounts of MDX’s affiliated professional associations, corporations and partnerships (the “affiliated professional contractors”). MDX has contractual management arrangements with its affiliated professional contractors, which are separate legal entities that provide physician services in certain states and Puerto Rico. The terms “MEDNAX” and the “Company” refer collectively to MEDNAX, Inc., its subsidiaries, and the affiliated professional contractors.

On February 29, 2008, the Company completed the sale of its newborn metabolic screening laboratory business in a cash transaction. In accordance with Statement of Financial Accounting Standards No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the business operations of the newborn metabolic screening laboratory are reported separately as income from discontinued operations, net of income taxes, for all periods presented. See Note 10 to the Condensed Consolidated Financial Statements for more information on the Company’s discontinued operations.

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

Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (the “FASB”) issued Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends Statement of Financial Accounting Standards No. 107, “Disclosures about the Fair Value of Financial Instruments” to require disclosure about the fair value of financial instruments in interim financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will provide the required disclosures under this FSP beginning with its June 30, 2009 Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted the provisions of Statement of Financial Accounting Standards No. 141(R) (“FAS 141(R)”), “Business Combinations.” FAS 141(R) introduces significant changes in the accounting for and reporting of business acquisitions and impacts financial statements at the acquisition date and in subsequent periods. FAS 141(R) requires the Company to measure contingent consideration at fair value at the acquisition date, and also requires the Company to expense certain acquisition costs as they are incurred. In addition, FAS 141(R) impacts the annual goodwill impairment test associated with acquisitions. The initial adoption of FAS 141(R) did not have a material impact on the Company’s Condensed Consolidated Financial Statements. See Note 4 to the Condensed Consolidated Financial Statements for more information on our business acquisitions.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), “Fair Value Measures.” FAS 157 creates a common definition of fair value for recognition or disclosure purposes under generally accepted accounting principles. FAS 157 also establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. FAS 157 became effective for fiscal years beginning after November 15, 2007. As permitted by FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” the Company elected to defer the adoption of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis until January 1, 2009. Effective January 1, 2009, the Company adopted the provisions of FAS 157 related to nonfinancial assets and nonfinancial liabilities. The adoption of FAS 157 had no impact on the Company’s Condensed Consolidated Financial Statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Lives of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets.” The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. Effective January 1, 2009, the Company adopted the provisions of FSP No. 142-3, and the new provisions of the FSP did not have a material impact on its Condensed Consolidated Financial Statements.

3.	Accounts Receivable:

Accounts receivable consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Gross accounts receivable	$545,735	$531,841
Allowance for contractual adjustments and uncollectibles	(380,507)	(369,446)

	$165,228	$162,395

4.	Business Acquisitions:

The Company acquired three physician group practices in cash transactions for approximately $8.3 million during the three months ended March 31, 2009. In connection with these acquisitions, the Company recorded goodwill of approximately $8.0 million and other identifiable intangible assets consisting of physician and hospital agreements of approximately $300,000. In accordance with FAS 141(R), goodwill related to these acquisitions was measured as the excess of the cash consideration over the fair value of the identifiable assets acquired. These acquisitions will expand the Company’s national network of physician practices, and the Company expects to improve the results of these physician practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based upon the significant infrastructure it has developed. The purchase agreements related to these three acquisitions did not contain any contingent purchase price provisions.

During the three months ended March 31, 2009, the Company paid approximately $3.2 million for contingent consideration related to certain prior period acquisitions. In connection with prior period acquisitions, the Company also recorded additional fixed assets of $65,000 during the three months ended March 31, 2009. The Company expects that approximately $9.5 million of the total goodwill of $11.1 million recorded during the three months ended March 31, 2009 will be deductible for tax purposes. The Company is still in the process of evaluating the fair value of intangible and fixed assets related to certain physician practice acquisitions completed during the past 12 months.

The results of operations of the three practices acquired during the three months ended March 31, 2009 have been included in the Company’s Condensed Consolidated Financial Statements from their respective dates of acquisition. The following unaudited pro forma information combines the consolidated results of operations of the Company and the physician group practice operations acquired during 2009 and 2008 as if the transactions had occurred at the beginning of the respective periods (in thousands, except for per share data):

	Three Months Ended March 31,
	2009	2008
Net patient service revenue	$304,765	$291,649
Income from continuing operations	34,255	37,382
Net income	34,255	61,059
Income from continuing operations per share
Basic	$0.76	$0.79
Diluted	$0.75	$0.76
Net income per share:
Basic	$0.76	$1.29
Diluted	$0.75	$1.24

The pro-forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

5.	Cash Equivalents and Investments:

Effective January 1, 2008, certain cash equivalents carried by the Company are subject to the provisions of FAS 157. Under FAS 157, the Company is required to measure the fair value of its financial assets using a three-tier fair value hierarchy. Based on this hierarchy, the Company determined the fair value of its money market funds using quoted market prices, a Level 1 or an observable input as defined under FAS 157. As of March 31, 2009 and December 31, 2008, the Company’s cash equivalents consisted entirely of money market funds with a fair value of $20.2 million and $12.8 million, respectively.

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

The Company’s investments held at March 31, 2009, and December 31, 2008, are summarized as follows (in thousands):

	March 31, 2009		December 31, 2008
	Short-Term	Long-Term	Short-Term	Long-Term
Municipal Debt Securities	$15,335	$17,072	$18,756	$14,741
Federal Home Loan Securities	502	500	1,004	1,500
U.S. Treasury Securities	501	—	504	—
Federal Farm Credit Bank Discount Note	500	—	500	—

	$16,838	$17,572	$20,764	$16,241

6.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Accounts payable	$7,320	$10,585
Accrued salaries and bonuses	47,204	124,883
Accrued payroll taxes and benefits	17,204	18,042
Accrued professional liability risks	98,093	93,088
Accrual for uncertain tax positions (Note 8)	38,781	38,781
Other accrued expenses	16,120	17,205

	$224,722	$302,584

The decrease in accrued salaries and bonuses from $124.9 million at December 31, 2008 to $47.2 million at March 31, 2009 is primarily due to the decrease in the Company’s liabilities for performance-based incentive compensation. A majority of the Company’s payments for performance-based incentive compensation are paid annually in the first quarter of each year.

7.	Stock Incentive Plans and Stock Purchase Plans:

On May 23, 2008, the Company’s shareholders approved the 2008 Incentive Compensation Plan (the “2008 Incentive Plan”). The terms of the 2008 Incentive Plan provide for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property. As provided in the 2008 Incentive Plan, no additional grants can be made from the Company’s prior incentive plans, except that new awards will be permitted under the 2004 Incentive Compensation Plan (the “2004 Incentive Plan”) to the extent that shares previously granted under the 2004 Incentive Plan are forfeited, expire or terminate. Under the 2008 Incentive Plan, a total of six million shares are available for the granting of awards, inclusive of the number of shares remaining available for grant under the 2004 Incentive Plan. To date, the only equity awards made by the Company under the 2008 Incentive Plan are for stock options, restricted stock and deferred stock. Collectively, the Company’s prior incentive plans and the 2008 Incentive Plan are referred to as the Stock Incentive Plans.

On September 24, 2008, the Company’s shareholders approved an amendment to the Company’s 1996 Non-Qualified Employee Stock Purchase Plan (the “Non-Qualified Plan”) to increase the number of shares issuable under the Non-Qualified Plan from 1.5 million to 2.5 million shares. The approved amendment also expanded participation in the Non-Qualified Plan to all employees who formerly participated in the 1996 Qualified Employee Stock Purchase Plan (the “Qualified Plan”), which was terminated in August 2008. Collectively, the Non-Qualified Plan and the Qualified Plan are referred to as the Stock Purchase Plans. Under the Non-Qualified Plan, employees are permitted to purchase the Company’s common stock at 85% of market value on January 1st, April 1st, July 1st and October 1st of each year.

Under the 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards vest on a cliff basis over a term of five years upon the fulfillment of specified service-based and performance-based conditions. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the three months ended March 31, 2009, the Company granted 47,500 stock options and 7,501 shares of restricted stock to its employees under the Stock Incentive Plans. At March 31, 2009, the Company had approximately 4.5 million shares available for future grants and awards under the 2008 Incentive Plan. During the three months ended March 31, 2009, approximately 33,000 shares were issued under the Non-Qualified Plan. At March 31, 2009, the Company had approximately 946,000 shares reserved for issuance under the Non-Qualified Plan.

During the three months ended March 31, 2009 and 2008, the Company recognized approximately $5.7 million and $4.9 million, respectively, of stock-based compensation expense related to the Stock Incentive Plans and the Stock Purchase Plans. The excess tax benefit recognized in additional paid-in capital related to the exercise of stock options for the three months ended March 31, 2009 was approximately $57,000.

8.	Accounting for Uncertain Tax Positions:

As of March 31, 2009 and December 31, 2008, the Company’s liability for unrecognized tax benefits, excluding accrued interest and penalties, was $47.7 million and $47.6 million, respectively. The Company had approximately $19.3 million and $18.9 million of unrecognized tax benefits that, if recognized, would favorably impact its effective tax rate at March 31, 2009 and December 31, 2008, respectively.

During the three months ended March 31, 2009, the Company increased its liability for uncertain tax positions by a total of approximately $100,000, which is primarily related to state tax positions.

The following table summarizes the activity related to the Company’s unrecognized tax benefits, excluding accrued interest and penalties, for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Balance at beginning of period	$47,562	$29,769
Increases related to prior year tax positions	—	2,633
Decreases related to prior year tax positions	(598)	(8,457)
Increases related to current year tax positions	785	1,710

Balance at end of period	$47,749	$25,655

At March 31, 2009, accounts payable and accrued expenses and other liabilities as presented in the Company’s Condensed Consolidated Balance Sheet include $38.8 million and $19.3 million, respectively, related to the Company’s total liability for unrecognized tax benefits of $58.1 million. At December 31, 2008, accounts payable and accrued expenses and other liabilities as presented in the Company’s Condensed Consolidated Balance Sheet include $38.8 million and $18.4 million, respectively, related to the Company’s total liability for unrecognized tax benefits of $57.2 million. As of March 31, 2009 and December 31, 2008, the Company’s accrued liability for interest and penalties totaled $10.4 million and $9.6 million, respectively. The Company includes interest and penalties related to income tax liabilities in income tax expense.

The Company’s liability for uncertain tax positions could be reduced over the next 12 months by approximately $12.9 million, excluding accrued interest, due to the expiration of statutes of limitation or settlements with taxing authorities. Additionally, the Company anticipates that its liability for uncertain tax positions will be increased over the next 12 months by additional taxes of approximately $1.2 million. Although the Company anticipates additional changes in its liability for uncertain tax positions related to certain temporary differences, an estimate of the range of such changes cannot be made at this time.

The Company is currently subject to U.S. Federal and various state income tax examinations for the tax years 2004 through 2007.

9.	Common and Common Equivalent Shares:

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common and potential common shares outstanding during the applicable period. Potential common shares consist of the dilutive effect of outstanding options and non-vested restricted and deferred stock calculated using the treasury stock method. Under the treasury stock method, the Company calculates the assumed excess tax benefits related to the potential exercise or vesting of its stock-based awards using the difference between the average market price for the applicable period less the option price, if any, and the fair value of the stock-based award on the date of grant multiplied by the applicable tax rate.

The calculation of shares used in the basic and diluted net income per share calculation for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Weighted average number of common shares outstanding	45,282	47,572
Weighted average number of dilutive common shares equivalents	649	1,361

Weighted average number of common and common equivalent shares outstanding	45,931	48,933

For the three months ended March 31, 2009 and 2008, the Company had approximately 2.4 million and 6,000 anti-dilutive outstanding employee stock options, respectively. For the three months ended March 31, 2009, the Company had approximately 108,000 anti-dilutive outstanding shares of unvested restricted and deferred stock. All anti-dilutive stock options and shares of restricted and deferred stock are excluded from the computation of diluted earnings per share.

10.	Discontinued Operations:

The Company completed the sale of its newborn metabolic screening laboratory business on February 29, 2008 in a cash transaction for gross proceeds of approximately $66.0 million and recorded an after-tax gain on the sale of $23.2 million during the three months ended March 31, 2008. During the three months ended June 30, 2008, the Company adjusted certain deferred taxes related to the sale of its newborn metabolic screening laboratory resulting in a decrease in the after-tax gain of $1.2 million. In November 2008, the acquiring entity made certain tax elections that resulted in additional proceeds to the Company of $2.3 million. The additional proceeds of $2.3 million were directly offset by an increase in the Company’s tax provision and had no impact on the Company’s after-tax gain on the sale. The Company’s gain on the sale of its newborn metabolic screening laboratory business, net of income taxes, was $22.0 million for the year ended December 31, 2008. The Company has retained contingent liabilities relating to certain unresolved legal matters as of the sale date. The Company believes that the outcome of these legal matters will not have a material adverse effect on its business, financial condition or results of operations.

In accordance with FAS 144, the business operations of the newborn metabolic screening laboratory are considered discontinued operations for all periods presented.

Income from discontinued operations, net of income taxes as reported in the Company’s Condensed Consolidated Statement of Income for the three months ended March 31, 2008, includes net patient service revenue of $2.5 million. Pretax profit, excluding the pretax gain on sale, included in income from discontinued operations for the three months ended March 31, 2008 was $864,000. The pretax gain on sale included in income from discontinued operations for the three months ended March 31, 2008 was $38.1 million.

11.	Commitments and Contingencies:

In July 2007, the Audit Committee of the Company’s Board of Directors concluded a comprehensive review of the Company’s historical practices related to the granting of stock options. At the commencement of the review, the Company voluntarily contacted the staff of the SEC regarding the Audit Committee’s review and subsequently the SEC commenced a formal investigation into the Company’s stock option granting practices. In March 2009, the Company reached a settlement with the SEC with respect to its investigation by consenting to the entry of a permanent injunction against future violations of the anti-fraud, reporting, books and records, and internal accounting control provisions of the federal securities laws. The settlement did not require the payment of any civil penalty, fine or money damages and resolves completely the SEC’s investigation into the matter.

In connection with the Audit Committee’s review, the Company also had discussions with the U.S. Attorney’s office for the Southern District of Florida concerning the matters covered by the review and, in response to a subpoena, provided the office with various documents and information related to the Company’s stock option granting practices. Although the Company intends to continue full cooperation with the U.S. Attorney’s office, it cannot predict the outcome of this matter.

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

As part of the Federal Settlement Agreement, the Company is under a five-year Corporate Integrity Agreement with the Office of Inspector General of the Department of Health and Human Services (the “OIG”). The Corporate Integrity Agreement acknowledges the existence of the Company’s comprehensive Compliance Plan, which provides for policies and procedures aimed at promoting the Company’s adherence with FHC Program requirements and requires the Company to maintain the Compliance Plan in full operation for the term of the Corporate Integrity Agreement. In addition, the Corporate Integrity Agreement requires, among other things, that the Company must comply with the following integrity obligations during the term of the Corporate Integrity Agreement:

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

Failure to comply with the Company’s duties under the Corporate Integrity Agreement could result in substantial monetary penalties and in the case of a material breach, could even result in the Company being excluded from participating in FHC Programs. Management believes that the Company was in compliance with the Corporate Integrity Agreement as of March 31, 2009.

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

The following discussion highlights the principal factors that have affected our financial condition and results of operations, as well as our liquidity and capital resources, for the periods described. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K. As used in this Quarterly Report, the terms “MEDNAX”, the “Company”, “we”, “us” and “our” refer to MEDNAX, Inc. and its consolidated subsidiaries (collectively “MDX”), together with MDX’s affiliated professional associations, corporations and partnerships (“affiliated professional contractors”). Certain subsidiaries of MDX have contracts with our affiliated professional contractors, which are separate legal entities that provide physician services in certain states and Puerto Rico.

Effective December 31, 2008, MEDNAX, Inc. and Pediatrix Medical Group, Inc., a Florida corporation (“Pediatrix”), completed a holding company formation transaction that established MEDNAX, Inc. as the parent company of Pediatrix. In the transaction, each outstanding share of Pediatrix common stock, par value $0.01 per share, and attached preferred share purchase right was converted into one share of MEDNAX, Inc. common stock, par value $0.01 per share, and attached preferred share purchase right. The preferred share purchase rights and related plan expired on March 31, 2009.

The United States is experiencing an economic slowdown. There have been disruptions in the capital and credit markets, and the number of unemployed workers has increased dramatically. During 2008, our business was impacted by lower neonatal intensive care unit patient volume and a shift in our third party payor mix toward government-sponsored healthcare programs. The trend in patient volume could continue or accelerate during 2009 and there could be additional shifts toward government-sponsored programs if economic conditions in the United States do not improve. Contrary to expectations, however, we did not experience a volume decline or an adverse shift in payor mix during the 2009 first quarter.

In addition, federal and state governments continue to focus significant attention on healthcare reform and the possible expansion of government-sponsored programs. See Item 1A, Risk Factors, in our most recently filed Form 10-K for additional discussion on the decline of the United States economy and recent developments in the healthcare industry that could affect our business.

During the three months ended March 31, 2009, we completed the acquisition of three physician group practices consisting of two neonatology practices and one pediatric cardiology practice. During the three months ended March 31, 2008, we completed the acquisition of a maternal-fetal physician practice. Based on past results, we expect that we can improve the results of these practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as operating and cost savings, based upon the significant infrastructure we have developed.

Our results of operations for the three months ended March 31, 2009 and 2008 include the results of operations for these physician group practices from their respective dates of acquisition and therefore are not comparable in some respects.

During 2008, we completed the sale of our newborn metabolic screening laboratory business in a cash transaction for approximately $68.3 million. The sale of the laboratory has allowed us to focus more resources to support the continued expansion of our clinical and administrative competencies within physician services. See Note 10 to the Condensed Consolidated Financial Statements for more information regarding the sale of our newborn metabolic screening laboratory business.

The following discussion contains forward-looking statements. Please see the Company’s most recent Annual Report on Form 10-K, including the section entitled “Risk Factors,” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. In addition, please see “Caution Concerning Forward-Looking Statements” below.

Results of Operations

Three Months Ended March 31, 2009 as Compared to Three Months Ended March 31, 2008

Our net patient service revenue increased $58.3 million, or 23.8%, to $303.9 million for the three months ended March 31, 2009, as compared to $245.6 million for the same period in 2008. Of this $58.3 million increase, $48.2 million, or 82.7%, was attributable to revenue generated from acquisitions completed after December 31, 2007. Same-unit net patient service revenue increased $10.1 million, or 4.1%, for the three months ended March 31, 2009. The change in same-unit net patient service revenue was the result of increased revenue of approximately $5.8 million from higher patient service volumes across our subspecialties and $4.3 million related to pricing and reimbursement factors. Increased revenue of $5.8 million from higher patient service volumes includes $345,000 from a 20 basis point increase in neonatal intensive care unit patient days and $5.5 million from volume growth in maternal fetal, pediatric cardiology, anesthesiology and other services, including hearing screens and newborn nursery services. Excluding the additional calendar day in February for the 2008 leap year, the increase in neonatal intensive care unit patient days was 1.3%. The net increase in revenue of $4.3 million related to pricing and reimbursement factors is primarily due to improved managed care contracting and the flow through of revenue from modest price increases. Same units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased $42.6 million, or 28.2%, to $194.0 million for the three months ended March 31, 2009, as compared to $151.4 million for the same period in 2008. This $42.6 million increase was attributable to increased costs associated with new physicians and other staff to support acquisition-related growth and growth at existing units.

Practice supplies and other operating expenses increased $2.9 million, or 30.1%, to $12.6 million for the three months ended March 31, 2009, as compared to $9.7 million for the same period in 2008. The increase was attributable to rent, medical supply and other costs of $1.5 million related to our office-based acquisitions, and practice supply and other costs of $1.4 million related to other acquisitions and growth at our existing units.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $6.9 million, or 23.2%, to $36.7 million for the three months ended March 31, 2009, as compared to $29.8 million for the same period in 2008. This increase of $6.9 million is attributable to $4.6 million of salaries, benefits and other general and administrative costs related to the overall growth of the Company and $2.3 million of salaries, benefits and other general and administrative costs specifically related to the Company’s expansion into anesthesia services. General and administrative expenses as a percentage of net patient service revenue were 12.1% for the three months ended March 31, 2009 and 2008.

Depreciation and amortization expense increased by $1.2 million, or 40.7%, to $4.0 million for the three months ended March 31, 2009, as compared to $2.8 million for the same period in 2008. This increase was attributable to the amortization of intangible assets related to acquisitions and the depreciation of fixed asset additions.

Income from operations increased $4.7 million, or 9.0%, to $56.6 million for the three months ended March 31, 2009, as compared to $51.9 million for the same period in 2008. Our operating margin decreased to 18.6% for the three months ended March 31, 2009, as compared to 21.2% for the same period in 2008. This decrease of 2.6% is primarily due to increased salary and benefit costs in our neonatal practices, and the addition of anesthesia services and growth in our office-based practices which have lower operating margins than neonatal services.

We recorded net interest expense of $570,000 for the three months ended March 31, 2009, as compared to net investment income of $928,000 for the same period in 2008. The decrease in investment income and the corresponding increase in interest expense are primarily due to the use of available funds and borrowings under our $350 million revolving credit facility (“Line of Credit”) to complete stock repurchase programs in 2008 and acquire physician practices in late 2008 and the first quarter of 2009. Interest expense for the three months ended March 31, 2009 and 2008, consisted of interest charges, commitment fees and amortized debt costs associated with our Line of Credit.

Our effective income tax rate was 39.25% for the three months ended March 31, 2009, as compared to 39.21% for the same period in 2008.

Income from continuing operations increased $2.0 million, or 6.0%, to $34.1 million for the three months ended March 31, 2009, as compared to $32.1 million for the same period in 2008.

Diluted income from continuing operations per common and common equivalent share was $0.74 on weighted average shares outstanding of 45.9 million for the three months ended March 31, 2009, as compared to $0.66 on weighted average shares outstanding of 48.9 million for the same period in 2008. The net decrease in weighted average shares outstanding was primarily due to the impact of shares repurchased in 2008 under repurchase programs approved by our Board of Directors in December 2007 and May 2008 and the decrease in our dilutive common stock equivalents related to the decline in our stock price, partially offset by an increase in weighted average shares from the vesting of restricted stock, the exercise of employee stock options, and the issuance of shares under our Stock Purchase Plans.

In February 2008, we completed the sale of our newborn metabolic screening laboratory business in a cash transaction. Income from discontinued operations, net of income taxes, of $23.7 million for the three months ended March 31, 2008 includes $23.2 million related to the after-tax gain on the sale of this business and approximately $500,000 related to the operating results of this business. See Note 10 to the Condensed Consolidated Financial Statements for more information regarding the sale of our newborn metabolic screening laboratory business.

Net income decreased to $34.1 million for the three months ended March 31, 2009, as compared to $55.8 million for the same period in 2008. Net income for the three months ended March 31, 2008 includes $23.2 million related to the after-tax gain on the sale of our newborn metabolic screening laboratory and approximately $500,000 related to the operations of this business.

Diluted net income per common and common equivalent share was $0.74 on weighted average shares outstanding of 45.9 million for the three months ended March 31, 2009, as compared to $1.14 on weighted average shares outstanding of 48.9 million for the same period in 2008.

Liquidity and Capital Resources

As of March 31, 2009, we had $21.3 million of cash and cash equivalents on hand as compared to $14.3 million at December 31, 2008. In addition, we had working capital of $37.8 million at March 31, 2009, an increase of $70.0 million from a working capital deficit of $32.2 million at December 31, 2008. This net increase in working capital is primarily due to borrowings under our Line of Credit, quarterly earnings, and proceeds from the issuance of common stock under our Stock Purchase Plans, partially offset by the use of funds for practice acquisition payments and capital expenditures.

Our net cash used in operating activities was $22.0 million for the three months ended March 31, 2009, as compared to net cash used in operating activities of $27.3 million for the same period in 2008. This $5.3 million net improvement in our cash flow from operating activities for the three months ended March 31, 2009 is primarily due to: (i) improved results from continuing operations; (ii) a net improvement in cash flow from operations related to changes in our deferred income taxes and income tax liabilities, including our accruals for uncertain tax positions; and (iii) a net improvement in cash flow from operations related to changes in the components of our accounts payable and accrued expenses, excluding our current liability for uncertain tax positions; partially offset by (iv) a reduction in cash flow from operations related to higher accounts receivable balances from higher net patient service revenue recorded during the three months ended March 31, 2009.

During the three months ended March 31, 2009, accounts receivable increased by $2.8 million, as compared to a decrease of $1.4 million for the same period in 2008. The net increase in accounts receivable for the three months ended March 31, 2009 is due to higher net patient service revenue recorded during the period, partially offset by a slight improvement in cash collections.

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

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Since December 31, 2008, our DSO has decreased slightly from 50.2 days at December 31, 2008 to 48.9 days at March 31, 2009.

During the three months ended March 31, 2009, cash used in operating activities related to accounts payable and accrued expenses was $77.9 million, compared to $73.3 million for the same period in 2008. The $73.3 million of cash used in operating activities for the 2008 period includes $6.6 million in cash provided from operations related to an increase in our current liability for uncertain tax positions. Excluding the impact of this $6.6 million change in our current liability for uncertain tax positions, cash used in operating activities was $79.9 million for the three months ended March 31, 2008. The net improvement of $2.0 million in cash flow from operations related to the components of our accounts payable and accrued expenses, excluding our current liability for uncertain tax positions, is primarily due to increases in our accruals during the three months ended March 31, 2009, compared to the same period in 2008, for salary, benefits and other liabilities associated with the overall growth of the Company.

The current and long-term balances of our total liability for uncertain tax positions are included under the captions accounts payable and accrued expenses and other liabilities, respectively, in our Condensed Consolidated Balance Sheets. During the three months ended March 31, 2009, our total liability for uncertain tax positions increased by $915,000, compared to a decrease of $2.6 million for the same period in 2008. This change of $3.5 million combined with the net change associated with our deferred tax assets and income tax liabilities of $200,000 resulted in an improvement in our cash flow from operations of $3.7 million for the three months ended March 31, 2009. See Note 8 to the Condensed Consolidated Financial Statements for more information on the changes in our total liability for uncertain tax positions.

During the three months ended March 31, 2009, our net cash used in investing activities of $13.4 million included physician practice acquisition payments and contingent purchase price payments of $11.5 million, capital expenditures of $4.5 million, and net proceeds of $2.6 million related to the purchase and maturity of investments. Our acquisition payments were primarily related to the purchase of two neonatology physician practices and a pediatric cardiology physician practice. Our capital expenditures were for medical equipment, leasehold improvements, computer and office equipment, software, furniture and fixtures and other improvements at our office-based practices and our corporate and regional offices.

During the three months ended March 31, 2009, our net cash provided from financing activities of $42.4 million consisted primarily of net borrowings under our Line of Credit of $41.5 million and proceeds from the issuance of common stock under our Stock Purchase Plans and the exercise of employee stock options of $942,000.

Our $350 million Line of Credit is guaranteed by substantially all of our subsidiaries and includes a $50 million sub-facility for the issuance of letters of credit and a $25 million sub-facility for swingline loans. In addition, our Line of Credit may be increased to $400 million subject to the satisfaction of specified conditions. At our option, our Line of Credit (other than swingline loans) bears interest at (1) the alternate base rate, which is defined as the higher of (i) the Federal Funds Rate plus one half of 1% and (ii) the Wachovia Bank, N.A prime rate or (2) the LIBOR rate, plus, in either case, an applicable margin rate of up to 1.5% based on our consolidated leverage ratio. Swingline loans bear interest at the alternate base rate plus the applicable margin. Our Line of Credit matures on September 3, 2013. We are subject to certain covenants and restrictions specified in our Line of Credit, including covenants that require us to maintain a minimum fixed charge coverage ratio and to not exceed a specified consolidated leverage ratio, to comply with laws, and restrict us from paying dividends and making certain other distributions, as specified therein. Failure to comply with these covenants would constitute an event of default under our Line of Credit, notwithstanding our ability to meet our debt service obligations. Our Line of Credit includes various customary remedies for the lenders following an event of default. Wachovia Bank, N.A., an affiliate of Wells Fargo & Company, as administrative agent, Bank of America, N.A., as syndication agent, and U.S. Bank, N.A., as documentation agent, have aggregate commitments of $205 million under our Line of Credit, and the remaining commitments of $145 million are held by seven other lenders.

At March 31, 2009, we had an outstanding principal balance of $181.0 million on our Line of Credit. We also had outstanding letters of credit associated with our professional liability insurance program of $12.2 million which reduced the amount available on our Line of Credit at March 31, 2009. We had no outstanding balances related to our $50 million and $25 million sub-facilities at March 31, 2009. At March 31, 2009, we believe we were in compliance with the financial covenants and other restrictions applicable to us under our Line of Credit. Based on our current expectations, we believe we will be in compliance with these covenants throughout 2009.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss patterns. Our total liability related to professional liability risks at March 31, 2009 was $98.1 million.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our Line of Credit, will be sufficient to finance our working capital requirements, fund anticipated acquisitions and capital expenditures, and meet our contractual obligations for at least the next 12 months.

Caution Concerning Forward-Looking Statements

Certain information included or incorporated by reference in this Quarterly Report may be deemed to be forward-looking statements. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements (other than statements of historical facts) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions and are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements in this Quarterly Report are made as of the date hereof, and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in the Company’s most recent Annual Report on Form 10-K, including the section entitled “Risk Factors.”

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our Line of Credit is subject to market risk and interest rate changes. Our Line of Credit bears interest at (1) the alternate base rate, which is defined as the higher of (i) the Federal Funds Rate plus one half of 1% and (ii) the Wachovia Bank, N.A. prime rate or (2) the LIBOR rate, plus, in either case, an applicable margin rate of up to 1.5% based on our consolidated leverage ratio. The outstanding principal balance on our Line of Credit was $181.0 million at March 31, 2009. Considering the total outstanding balance of $181.0 million, a 1% change in interest rates would result in an impact to income before taxes of approximately $1.8 million per year.

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

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In July 2007, the Audit Committee of our Board of Directors concluded a comprehensive review of our historical practices related to the granting of stock options. At the commencement of the review, we voluntarily contacted the staff of the Securities and Exchange Commission (“SEC”) regarding the Audit Committee’s review and subsequently the SEC commenced a formal investigation into our stock option granting practices. In March 2009, we reached a settlement with the SEC with respect to its investigation by consenting to the entry of a permanent injunction against future violations of the anti-fraud, reporting, books and records, and internal accounting control provisions of the federal securities laws. The settlement did not require the payment of any civil penalty, fine or money damages and resolves completely the SEC’s investigation into the matter.

In connection with the Audit Committee’s review, we also had discussions with the U.S. Attorney’s office for the Southern District of Florida concerning the matters covered by the review and, in response to a subpoena, provided the office with various documents and information related to our stock option granting practices. Although we intend to continue full cooperation with the U.S. Attorney’s office, we cannot predict the outcome of this matter.

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

Failure to comply with our duties under the Corporate Integrity Agreement could result in substantial monetary penalties and in the case of a material breach, could even result in us being excluded from participating in FHC Programs. We believe that we were in compliance with the Corporate Integrity Agreement as of March 31, 2009.

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

MEDNAX, INC.

Date: May 8, 2009	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D., Chief Executive Officer (principal executive officer)

Date: May 8, 2009	By:	/s/ Karl B. Wagner
Karl B. Wagner, Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of December 29, 2008, between MEDNAX, Inc., Pediatrix Medical Group, Inc. and PMG Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).

3.1	Amended and Restated Articles of Incorporation of MEDNAX, Inc. (incorporated by reference to Exhibit 3.1 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).

3.2	Articles of Amendment Designating Series A Junior Participating Preferred Stock of MEDNAX, Inc. (incorporated by reference to Exhibit 3.2 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).

3.3	Amended and Restated By-laws of MEDNAX, Inc. (incorporated by reference to Exhibit 3.3 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).

31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.