Form 10-Q
period 2009-06-30
MEDNAX, INC.
filed 2009-08-05
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐  N/A

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Shares of common stock outstanding as of July 31, 2009: 46,377,623

MEDNAX, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDNAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2009	December 31, 2008
	(in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$18,600	$14,346
Short-term investments	12,590	20,764
Accounts receivable, net	163,435	162,395
Prepaid expenses	6,078	5,813
Deferred income taxes	76,474	70,384
Other assets	16,195	11,199

Total current assets	293,372	284,901
Investments	26,634	16,241
Property and equipment, net	42,128	38,807
Goodwill	1,192,852	1,127,959
Other assets, net	28,459	28,966

Total assets	$1,583,445	$1,496,874

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$273,356	$302,584
Current portion of long-term debt and capital lease obligations	270	258
Income taxes payable	15,999	14,283

Total current liabilities	289,625	317,125

Line of credit	152,000	139,500
Long-term debt and capital lease obligations	314	356
Deferred income taxes	49,970	46,873
Other liabilities	35,001	27,882

Total liabilities	526,910	531,736

Commitments and contingencies

Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 100,000 shares authorized; 46,340 and 45,642 shares issued and outstanding, respectively	463	456
Additional paid-in capital	569,414	555,293
Retained earnings	486,658	409,389

Total shareholders’ equity	1,056,535	965,138

Total liabilities and shareholders’ equity	$1,583,445	$1,496,874

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share data)

Net patient service revenue	$319,815	$257,704	$623,700	$503,277

Operating expenses:
Practice salaries and benefits	191,756	150,696	385,764	302,056
Practice supplies and other operating expenses	12,798	10,529	25,439	20,243
General and administrative expenses	36,295	31,016	72,945	60,772
Depreciation and amortization	4,187	2,939	8,150	5,755

Total operating expenses	245,036	195,180	492,298	388,826

Income from operations	74,779	62,524	131,402	114,451
Investment income	429	645	870	1,958
Interest expense	(824)	(335)	(1,835)	(720)

Income from continuing operations before income taxes	74,384	62,834	130,437	115,689
Income tax provision	31,167	24,662	53,168	45,388

Income from continuing operations	43,217	38,172	77,269	70,301

(Loss) income from discontinued operations, net of income taxes	—	(1,158)	—	22,519

Net income	$43,217	$37,014	$77,269	$92,820

Per common and common equivalent share data:
Income from continuing operations:
Basic	$0.95	$0.82	$1.70	$1.49

Diluted	$0.93	$0.80	$1.68	$1.46

(Loss) income from discontinued operations:
Basic	$—	$(0.02)	$—	$0.48

Diluted	$—	$(0.02)	$—	$0.46

Net income:
Basic	$0.95	$0.80	$1.70	$1.97

Diluted	$0.93	$0.78	$1.68	$1.92

Weighted average shares:
Basic	45,446	46,481	45,360	47,027

Diluted	46,253	47,654	46,088	48,293

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income	$77,269	$92,820
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	8,150	5,894
Stock-based compensation expense	11,414	9,889
Deferred income taxes	(2,993)	9,979
Gain on sale of assets	—	(36,237)
Changes in assets and liabilities:
Accounts receivable	(1,040)	(3,139)
Prepaid expenses and other assets	(5,261)	(1,859)
Other assets	766	370
Accounts payable and accrued expenses	(30,781)	(40,863)
Income taxes payable	1,726	118
Other liabilities	2,475	(6,990)

Net cash provided from operating activities	61,725	29,982

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(62,223)	(47,654)
Purchase of investments	(13,894)	(8,690)
Proceeds from maturities of investments	11,675	10,284
Purchase of property and equipment	(8,058)	(8,187)
Proceeds from sale of assets	—	66,000

Net cash (used in) provided from investing activities	(72,500)	11,753

Cash flows from financing activities:
Borrowings on line of credit	262,000	76,700
Payments on line of credit	(249,500)	(19,200)
Payments on capital lease obligations	(175)	(362)
Excess tax benefit related to stock option exercises and restricted stock vestings	268	3,951
Reduction of excess tax benefit related to stock option exercises and restricted stock vestings	(797)	—
Repurchases of common stock	—	(199,997)
Proceeds from issuance of common stock	3,233	8,585

Net cash provided from (used in) financing activities	15,029	(130,323)

Net increase (decrease) in cash and cash equivalents	4,254	(88,588)
Cash and cash equivalents at beginning of period	14,346	102,843
Cash held by discontinued operating unit at beginning of period	—	50
Cash held by discontinued operating unit on sale date	—	(72)

Cash and cash equivalents at end of period	$18,600	$14,233

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (the “FASB”) issued Staff Position (“FSP”) FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends Statement of Financial Accounting Standards No. 107, “Disclosures about the Fair Value of Financial Instruments” to require disclosure about the fair value of financial instruments in interim financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP beginning with the interim period ended June 30, 2009. The Company’s required disclosures under this FSP are provided under “Fair Value of Financial Instruments” below.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2 (“FSP 115-2”), “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP 115-2 establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities. The guidance provided in FSP 115-2 is effective for the Company in the current quarter. FSP 115-2 did not have an impact on the Company’s Condensed Consolidated Financial Statements for the second quarter of 2009.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (“FAS 165”), “Subsequent Events.” FAS 165 provides terminology changes and additional required disclosures related to subsequent events, including required disclosure of the date through which the reporting entity has evaluated subsequent events and whether that evaluation date is the date of issuance or the date the financial statements were available to be issued. The adoption of FAS 165 in the current quarter did not have a significant impact on the Company’s subsequent event disclosures.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (“FAS 168”), “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.” The FASB Accounting Standards Codification™ (the “Codification”) will become the source of authoritative United States Generally Accepted Accounting Principles recognized by the FASB to be applied by nongovernmental entities. The Codification will be effective for the Company beginning with the third quarter of 2009.

Fair Value of Financial Instruments

In accordance with Statement of Financial Accounting Standards No. 157 (“FAS 157”), “Fair Value Measures,” the Company carries its money market funds and the cash surrender value of life insurance related to its deferred compensation arrangements at fair value. Under FAS 157, the fair value of these instruments is determined using a three-tier fair value hierarchy. Based on this hierarchy, the Company determined the fair value of its money market funds and the cash surrender value of life insurance using quoted market prices, a Level 1 or an observable input as defined under FAS 157. The investments underlying the cash surrender value of life insurance consist primarily of exchange-traded equity securities and mutual funds with quoted prices in active markets. At June 30, 2009, the Company’s money market funds and the cash surrender value of life insurance had carrying amounts of $16.8 million and $9.2 million, respectively. At December 31, 2008, the Company’s money market funds and the cash surrender value of life insurance had carrying amounts of $12.8 million and $10.0 million, respectively.

The carrying amounts of cash equivalents, short-term investments, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of these items. The carrying value of long-term investments, long-term debt and capital lease obligations approximates fair value.

3.	Cash Equivalents and Investments:

Effective January 1, 2008, certain cash equivalents carried by the Company are subject to the provisions of FAS 157. Under FAS 157, the Company is required to measure the fair value of its financial assets using a three-tier fair value hierarchy. Based on this hierarchy, the Company determined the fair value of its money market funds using quoted market prices, a Level 1 or an observable input as defined under FAS 157. As of June 30, 2009 and December 31, 2008, the Company’s cash equivalents consisted entirely of money market funds with a fair value of $16.8 million and $12.8 million, respectively.

Investments consist primarily of municipal debt securities, federal home loan securities, U.S. Treasury securities and other securities issued by agencies of the United States government. Investments with remaining maturities of less than one year are classified as short-term investments. Investments classified as long-term have maturities of one to six years.

The Company intends and has the ability to hold its held-to-maturity securities to maturity, and therefore carries such investments at amortized cost in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Held-to-maturity securities are not subject to the fair value requirements of FAS 157.

The Company’s investments held at June 30, 2009, and December 31, 2008, are summarized as follows (in thousands):

	June 30, 2009		December 31, 2008
	Short-Term	Long-Term	Short-Term	Long-Term

Municipal Debt Securities	$12,089	$26,134	$18,756	$14,741
Federal Home Loan Securities	501	500	1,004	1,500
U.S. Treasury Securities	—	—	504	—
Federal Farm Credit Bank Discount Note	—	—	500	—

	$12,590	$26,634	$20,764	$16,241

4.	Accounts Receivable:

Accounts receivable consist of the following (in thousands):

	June 30, 2009	December 31, 2008

Gross accounts receivable	$541,279	$531,841
Allowance for contractual adjustments and uncollectibles	(377,844)	(369,446)

	$163,435	$162,395

5.	Business Acquisitions:

During the six months ended June 30, 2009, the Company acquired six physician group practices for total consideration of $61.5 million consisting of $54.5 million in cash and $7.0 million of contingent consideration. In connection with these acquisitions, the Company recorded goodwill of $57.3 million, other identifiable intangible assets consisting of physician and hospital agreements of $3.9 million and fixed assets of $300,000. These acquisitions will expand the Company’s national network of physician practices, and the Company expects to improve the results of these physician practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based upon the significant infrastructure it has developed.

The contingent consideration of $7.0 million recorded during the six months ended June 30, 2009 is related to an agreement to pay additional amounts based on the achievement of certain performance measures for each of the five years ending after the acquisition date. The accrued contingent consideration related to this acquisition was recorded at acquisition-date fair value using the income approach with assumed discount rates ranging from 3.0% to 5.25% over the five-year term and an assumed payment probability of 100% for each of the five years. The range of the undiscounted amount the Company could pay under the contingent consideration agreement is between $0 and $8.0 million.

During the six months ended June 30, 2009, the Company paid approximately $8.7 million for contingent consideration related to certain prior-period acquisitions. In connection with prior-period acquisitions, the Company also recorded additional fixed assets of $65,000 during the six months ended June 30, 2009. The Company expects that approximately $63.1 million of the total goodwill of $64.9 million recorded during the six months ended June 30, 2009 will be deductible for tax purposes. The Company is still in the process of evaluating the fair value of intangible and fixed assets related to certain physician practice acquisitions completed during the past 12 months.

The results of operations of the six practices acquired during the six months ended June 30, 2009 have been included in the Company’s Condensed Consolidated Financial Statements from their respective dates of acquisition. The following unaudited pro forma information combines the consolidated results of operations of the Company and the physician group practice operations acquired during 2009 and 2008 as if the transactions had occurred at the beginning of the respective periods (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net patient service revenue	$323,714	$309,088	$635,900	$612,718
Income from continuing operations	$44,407	$44,802	$81,000	$84,691
Net income	$44,407	$43,644	$81,000	$107,480
Income from continuing operations per share:
Basic	$0.98	$0.96	$1.78	$1.80
Diluted	$0.96	$0.94	$1.76	$1.77
Net income per share:
Basic	$0.98	$0.94	$1.78	$2.28
Diluted	$0.96	$0.92	$1.76	$2.23

The pro-forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

6.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2009	December 31, 2008

Accounts payable	$7,896	$10,585
Accrued salaries and bonuses	82,791	124,883
Accrued payroll taxes and benefits	20,607	18,042
Accrued professional liability risks	105,300	93,088
Accrual for uncertain tax positions (Note 8)	39,404	38,781
Other accrued expenses	17,358	17,205

	$273,356	$302,584

The net decrease in accrued salaries and bonuses from $124.9 million at December 31, 2008, to $82.8 million at June 30, 2009, is primarily due to the payment of performance-based incentive compensation during the first quarter of 2009, partially offset by performance-based incentive compensation accrued during the six months ended June 30, 2009. A majority of the Company’s payments for performance-based incentive compensation is paid annually in the first quarter of each year.

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

Under the 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards vest on a cliff basis over a term of five years upon the fulfillment of specified service-based and performance-based conditions. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the six months ended June 30, 2009, the Company granted 552,632 shares of restricted stock and 122,269 stock options to its employees under the Stock Incentive Plans. At June 30, 2009, the Company had approximately 3.2 million shares available for future grants and awards under the 2008 Incentive Plan. During the six months ended June 30, 2009, approximately 111,000 shares were issued under the Non-Qualified Plan. At June 30, 2009, the Company had approximately 867,000 shares reserved for issuance under the Non-Qualified Plan.

During the three and six months ended June 30, 2009 and 2008, the Company recognized approximately $5.7 million and $11.4 million, and $4.9 million and $9.9 million, respectively, of stock-based compensation expense related to the Stock Incentive Plans and the Stock Purchase Plans. The net reduction in the Company’s pool of excess tax benefits recognized in additional paid-in capital related to the vesting of restricted stock and the exercise of stock options for the six months ended June 30, 2009 was approximately $519,000.

8.	Accounting for Uncertain Tax Positions:

As of June 30, 2009 and December 31, 2008, the Company’s liability for unrecognized tax benefits, excluding accrued interest and penalties, was $48.3 million and $47.6 million, respectively. The Company had approximately $19.9 million and $18.9 million of unrecognized tax benefits that, if recognized, would favorably impact its effective tax rate at June 30, 2009 and December 31, 2008, respectively.

During the six months ended June 30, 2009, the Company increased its liability for uncertain tax positions by a total of approximately $700,000, which is primarily related to state tax positions.

At June 30, 2009, accounts payable and accrued expenses and other liabilities as presented in the Company’s Condensed Consolidated Balance Sheet include $39.4 million and $20.9 million, respectively, related to the Company’s total liability for unrecognized tax benefits of $60.3 million. At December 31, 2008, accounts payable and accrued expenses and other liabilities as presented in the Company’s Condensed Consolidated Balance Sheet include $38.8 million and $18.4 million, respectively, related to the Company’s total liability for unrecognized tax benefits of $57.2 million. As of June 30, 2009 and December 31, 2008, the Company’s accrued liability for interest and penalties totaled $12.0 million and $9.6 million, respectively. The Company includes interest and penalties related to income tax liabilities in income tax expense.

The Company’s liability for uncertain tax positions could be reduced over the next 12 months by approximately $12.9 million, excluding accrued interest and penalties, due to the expiration of statutes of limitation or settlements with taxing authorities. Additionally, the Company anticipates that its liability for uncertain tax positions will be increased over the next 12 months by additional taxes of approximately $1.1 million. Although the Company anticipates additional changes in its liability for uncertain tax positions related to certain temporary differences, an estimate of the range of such changes cannot be made at this time.

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

The calculation of shares used in the basic and diluted net income per share calculation for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008

Weighted average number of common shares outstanding	45,446	46,481	45,360	47,027

Weighted average number of dilutive common shares equivalents	807	1,173	728	1,266

Weighted average number of common and common equivalent shares outstanding	46,253	47,654	46,088	48,293

For the three months ended June 30, 2009 and 2008, the Company had approximately 1.9 million and 51,000 anti-dilutive outstanding employee stock options, respectively. For the six months ended June 30, 2009 and 2008, the Company had approximately 2.1 million and 50,000 anti-dilutive outstanding employee stock options, respectively. For the three months ended June 30, 2009 and 2008, the Company had approximately 645,000 and 224,000 shares of anti-dilutive unvested restricted and deferred stock, respectively. For the six months ended June 30, 2009 and 2008, the Company had approximately 653,000 and 224,000 shares of anti-dilutive unvested restricted and deferred stock, respectively. All anti-dilutive stock options and shares of restricted and deferred stock are excluded from the computation of diluted earnings per share.

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

Income from discontinued operations, net of income taxes, as reported in the Company’s Condensed Consolidated Statements of Income for the six months ended June 30, 2008, includes net patient service revenue of $2.5 million. Pretax profit, excluding the pretax gain on sale, included in income from discontinued operations for the six months ended June 30, 2008 was $864,000. Pretax loss included in income from discontinued operations for the three months ended June 30, 2008 of $1.9 million is related to the deferred tax adjustment described above. The pretax gain on sale included in income from discontinued operations for the six months ended June 30, 2008 was $36.2 million.

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

Failure to comply with the Company’s duties under the Corporate Integrity Agreement could result in substantial monetary penalties and in the case of a material breach, could even result in the Company being excluded from participating in FHC Programs. Management believes that the Company was in compliance with the Corporate Integrity Agreement as of June 30, 2009.

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

12.	Subsequent Events:

The Company has performed a review of subsequent events through August 5, 2009, the date the financial statements were issued, and concluded there were no events or transactions that occurred during this period that required recognition or disclosure.

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

The United States is continuing to experience an economic slowdown. During this slowdown, there have been disruptions in the capital and credit markets, and the number of unemployed workers has increased dramatically. During 2008, our business was impacted by lower neonatal intensive care unit patient volume and a shift in our third party payor mix toward government-sponsored healthcare programs. Although we have not experienced volume declines or continued adverse payor mix shifts for the first and second quarters of 2009, our patient volume could decline during the remainder of 2009 and there could be additional shifts toward government-sponsored programs if economic conditions in the United States do not improve.

In addition, federal and state governments continue to focus significant attention on healthcare reform and the possible creation of new government-sponsored programs and the expansion of existing ones. At the present time, various legislative proposals for reform are under consideration in the United States House of Representatives and Senate. See Item 1A, Risk Factors, in our most recently filed Form 10-K for additional discussion on possible healthcare reform, the decline of the United States economy and other potential developments in the healthcare industry that could affect our business.

During the six months ended June 30, 2009, we completed the acquisition of six physician group practices consisting of four neonatology physician practices, one maternal-fetal physician practice and one pediatric cardiology physician practice. During the six months ended June 30, 2008, we completed the acquisition of five physician practices consisting of three pediatric cardiology physician practices, one neonatal physician practice and one maternal-fetal physician practice. Based on past results, we expect that we can improve the results of these practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as operating and cost savings, based upon the significant infrastructure we have developed.

Our results of operations for the six months ended June 30, 2009 and 2008 include the results of operations for these physician group practices from their respective dates of acquisition and therefore are not comparable in some respects.

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

Results of Operations

Three Months Ended June 30, 2009 as Compared to Three Months Ended June 30, 2008

Our net patient service revenue increased $62.1 million, or 24.1%, to $319.8 million for the three months ended June 30, 2009, as compared to $257.7 million for the same period in 2008. Of this $62.1 million increase, $50.9 million, or 82.0%, was attributable to revenue generated from acquisitions completed after March 31, 2008. Same-unit net patient service revenue increased $11.2 million, or 4.4%, for the three months ended June 30, 2009. The change in same-unit net patient service revenue was the result of increased revenue of $10.2 million from higher patient service volumes across our subspecialties and $1.0 million related to pricing and reimbursement factors. Increased revenue of $10.2 million from higher patient service volumes includes $4.0 million from a 2.5% increase in neonatal intensive care unit patient days and $6.2 million from volume growth in maternal fetal, pediatric cardiology, anesthesiology and other services, including hearing screens and newborn nursery services. The net increase in revenue of $1.0 million related to pricing and reimbursement factors is primarily due to improved managed care contracting and the flow through of revenue from modest price increases, partially offset by a decrease in revenue caused by an increase in the percentage of our patients being enrolled in government-sponsored programs. Payments received from government-sponsored programs are substantially less than payments received from commercial insurance payors for equivalent services. Same units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased $41.1 million, or 27.2%, to $191.8 million for the three months ended June 30, 2009, as compared to $150.7 million for the same period in 2008. This $41.1 million increase was attributable to increased costs of $33.2 million associated with new physicians and other staff to support acquisition-related growth and increased costs of $7.9 million related to growth at our existing units. Practice salaries and benefits for the three months ended June 30, 2009 includes a reduction in medical malpractice insurance costs of $1.8 million, net of the related impact on incentive compensation, related to favorable retrospective claim adjustments on certain historical policy years.

Practice supplies and other operating expenses increased $2.3 million, or 21.6%, to $12.8 million for the three months ended June 30, 2009, as compared to $10.5 million for the same period in 2008. The increase was attributable to rent, medical supply and other costs of $1.2 million related to our office-based acquisitions, and practice supply and other costs of $1.1 million related to anesthesiology and other hospital-based acquisitions and growth at our existing units.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $5.3 million, or 17.0%, to $36.3 million for the three months ended June 30, 2009, as compared to $31.0 million for the same period in 2008. This increase of $5.3 million is attributable to $2.9 million of salaries, benefits and other general and administrative costs related to the overall growth of the Company and $2.4 million of salaries, benefits and other general and administrative costs specifically related to the Company’s expansion into anesthesia services. General and administrative expenses as a percentage of net patient service revenue were 11.3% for the three months ended June 30, 2009, as compared to 12.0% for the same period in 2008.

Depreciation and amortization expense increased by $1.3 million, or 42.5%, to $4.2 million for the three months ended June 30, 2009, as compared to $2.9 million for the same period in 2008. This increase was attributable to the amortization of intangible assets related to acquisitions and the depreciation of fixed asset additions.

Income from operations increased $12.3 million, or 19.6%, to $74.8 million for the three months ended June 30, 2009, as compared to $62.5 million for the same period in 2008. Our operating margin decreased to 23.4% for the three months ended June 30, 2009, as compared to 24.3% for the same period in 2008. This decrease of 88 basis points is primarily due to the addition of anesthesia services and growth in our office-based practices which have lower operating margins than neonatal services.

We recorded net interest expense of $395,000 for the three months ended June 30, 2009, as compared to net investment income of $310,000 for the same period in 2008. The decrease in investment income and the corresponding increase in interest expense are primarily due to the use of available funds and borrowings under our $350 million revolving credit facility (“Line of Credit”) to complete stock repurchase programs in 2008 and acquire physician practices in late 2008 and the first half of 2009, combined with a lower rate of return on our investments. Interest expense for the three months ended June 30, 2009 and 2008, consisted of interest charges, commitment fees and amortized debt costs associated with our Line of Credit.

Our effective income tax rate was 41.9% for the three months ended June 30, 2009, as compared to 39.25% for the same period in 2008. The increase in our effective income tax rate for the three months ended June 30, 2009 is related to the recognition of a non-deductible loss and an increase in reserve requirements under FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”

Income from continuing operations increased $5.0 million, or 13.2%, to $43.2 million for the three months ended June 30, 2009, as compared to $38.2 million for the same period in 2008.

Diluted income from continuing operations per common and common equivalent share was $0.93 on weighted average shares outstanding of 46.3 million for the three months ended June 30, 2009, as compared to $0.80 on weighted average shares outstanding of 47.7 million for the same period in 2008. The net decrease in weighted average shares outstanding was primarily due to the impact of shares repurchased in 2008 under repurchase programs approved by our Board of Directors in December 2007 and May 2008 and a decrease in our dilutive common stock equivalents related to the decline in our stock price, partially offset by an increase in weighted average shares from the vesting of restricted stock, the exercise of employee stock options, and the issuance of shares under our Stock Purchase Plans.

In February 2008, we completed the sale of our newborn metabolic screening laboratory business in a cash transaction. Loss from discontinued operations, net of income taxes, of $1.2 million for the three months ended June 30, 2008 is related to the adjustment of certain deferred taxes associated with the sale. See Note 10 to the Condensed Consolidated Financial Statements for more information regarding the sale of our newborn metabolic screening laboratory business.

Net income increased to $43.2 million for the three months ended June 30, 2009, as compared to $37.0 million for the same period in 2008. Net income for the three months ended June 30, 2008 includes the after-tax loss on discontinued operations of $1.2 million.

Diluted net income per common and common equivalent share was $0.93 on weighted average shares outstanding of 46.3 million for the three months ended June 30, 2009, as compared to $0.78 on weighted average shares outstanding of 47.7 million for the same period in 2008.

Six Months Ended June 30, 2009 as Compared to Six Months Ended June 30, 2008

Our net patient service revenue increased $120.4 million, or 23.9%, to $623.7 million for the six months ended June 30, 2009, as compared to $503.3 million for the same period in 2008. Of this $120.4 million increase, $99.6 million, or 82.7%, was attributable to revenue generated from acquisitions completed after December 31, 2007. Same-unit net patient service revenue increased $20.8 million, or 4.2%, for the six months ended June 30, 2009. The change in same-unit net patient service revenue was the result of increased revenue of $16.4 million from higher patient service volumes across our subspecialties and $4.4 million related to pricing and reimbursement factors. Increased revenue of $16.4 million from higher patient service volumes includes $4.4 million from a 1.4% increase in neonatal intensive care unit patient days and $12.0 million from volume growth in maternal fetal, pediatric cardiology, anesthesiology and other services, including hearing screens and newborn nursery services. Excluding the additional calendar day in February for the 2008 leap year, the increase in neonatal intensive care unit patient days was 1.9%. The net increase in revenue of $4.4 million related to pricing and reimbursement factors is primarily due to improved managed care contracting and the flow through of revenue from modest price increases, partially offset by a decrease in revenue caused by an increase in the percentage of our patients being enrolled in government-sponsored programs. Payments received from government-sponsored programs are substantially less than payments received from commercial insurance payors for equivalent services. Same units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased $83.7 million, or 27.7%, to $385.8 million for the six months ended June 30, 2009, as compared to $302.1 million for the same period in 2008. This $83.7 million increase was attributable to increased costs of $65.3 million associated with new physicians and other staff to support acquisition-related growth and increased costs of $18.4 million related to growth at existing units. Practice salaries and benefits for the six months ended June 30, 2009 includes a reduction in medical malpractice insurance costs of $1.8 million, net of the related impact on incentive compensation, related to favorable retrospective claim adjustments on certain historical policy years.

Practice supplies and other operating expenses increased $5.2 million, or 25.7%, to $25.4 million for the six months ended June 30, 2009, as compared to $20.2 million for the same period in 2008. The increase was attributable to practice supply and other costs of $2.8 million related to anesthesiology and other hospital-based acquisitions and growth at our existing units, and rent, medical supply and other costs of $2.4 million related to our office-based acquisitions.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $12.2 million, or 20.0%, to $72.9 million for the six months ended June 30, 2009, as compared to $60.8 million for the same period in 2008. This increase of $12.2 million is attributable to $8.1 million of salaries, benefits and other general and administrative costs related to the overall growth of the Company and $4.1 million of salaries, benefits and other general and administrative costs specifically related to the Company’s expansion into anesthesia services. General and administrative expenses as a percentage of net patient service revenue were 11.7% for the six months ended June 30, 2009, as compared to 12.1% for the same period in 2008.

Depreciation and amortization expense increased by $2.4 million, or 41.6%, to $8.2 million for the six months ended June 30, 2009, as compared to $5.8 million for the same period in 2008. This increase was attributable to the amortization of intangible assets related to acquisitions and the depreciation of fixed asset additions.

Income from operations increased $17.0 million, or 14.8%, to $131.4 million for the six months ended June 30, 2009, as compared to $114.5 million for the same period in 2008. Our operating margin decreased to 21.1% for the six months ended June 30, 2009, as compared to 22.7% for the same period in 2008. This decrease of 1.6% is primarily due to the addition of anesthesia services and growth in our office-based practices which have lower operating margins than neonatal services.

We recorded net interest expense of $965,000 for the six months ended June 30, 2009, as compared to net investment income of $1.2 million for the same period in 2008. The decrease in investment income and the corresponding increase in interest expense are primarily due to the use of available funds and borrowings under our $350 million Line of Credit to complete stock repurchase programs in 2008 and acquire physician practices in late 2008 and the first half of 2009, combined with a lower rate of return on our investments. Interest expense for the six months ended June 30, 2009 and 2008, consisted of interest charges, commitment fees and amortized debt costs associated with our Line of Credit.

Our effective income tax rate was 40.76% for the six months ended June 30, 2009, as compared to 39.23% for the same period in 2008. The increase in our effective income tax rate is related to the recognition of a non-deductible loss and an increase in reserve requirements under FIN 48.

Income from continuing operations increased $7.0 million, or 9.9%, to $77.3 million for the six months ended June 30, 2009, as compared to $70.3 million for the same period in 2008.

Diluted income from continuing operations per common and common equivalent share was $1.68 on weighted average shares outstanding of 46.1 million for the six months ended June 30, 2009, as compared to $1.46 on weighted average shares outstanding of 48.3 million for the same period in 2008. The net decrease in weighted average shares outstanding was primarily due to the impact of shares repurchased in 2008 under repurchase programs approved by our Board of Directors in December 2007 and May 2008 and a decrease in our dilutive common stock equivalents related to the decline in our stock price, partially offset by an increase in weighted average shares from the vesting of restricted stock, the exercise of employee stock options, and the issuance of shares under our Stock Purchase Plans.

In February 2008, we completed the sale of our newborn metabolic screening laboratory business in a cash transaction. Income from discontinued operations, net of income taxes, of $22.5 million for the six months ended June 30, 2008 includes $22.0 million related to the after-tax gain on the sale of this business and approximately $500,000 related to its operating results. See Note 10 to the Condensed Consolidated Financial Statements for more information regarding the sale of our newborn metabolic screening laboratory business.

Net income decreased to $77.3 million for the six months ended June 30, 2009, as compared to $92.8 million for the same period in 2008. Net income for the six months ended June 30, 2008 includes $22.0 million related to the after-tax gain on the sale of our newborn metabolic screening laboratory and approximately $500,000 related to the operations of this business.

Diluted net income per common and common equivalent share was $1.68 on weighted average shares outstanding of 46.1 million for the six months ended June 30, 2009, as compared to $1.92 on weighted average shares outstanding of 48.3 million for the same period in 2008.

Liquidity and Capital Resources

As of June 30, 2009, we had $18.6 million of cash and cash equivalents on hand as compared to $14.3 million at December 31, 2008. In addition, we had working capital of $3.7 million at June 30, 2009, an increase of $35.9 million from a working capital deficit of $32.2 million at December 31, 2008. This net increase in working capital is primarily due to year-to-date earnings, borrowings under our Line of Credit and proceeds from the issuance of common stock under our Stock Purchase Plans, partially offset by the use of funds for physician practice acquisition payments and capital expenditures.

Our net cash provided from operating activities was $61.7 million for the six months ended June 30, 2009, as compared to net cash provided from operating activities of $30.0 million for the same period in 2008. This $31.7 million net improvement in our cash flow from operating activities for the six months ended June 30, 2009 is primarily due to: (i) a net improvement in cash flow from operations related to changes in our deferred income taxes and income tax liabilities, including our accruals for uncertain tax positions; (ii) improved results from continuing operations; (iii) a net improvement in cash flow from operations related to changes in the components of our accounts payable and accrued expenses; and (iv) an increase in cash flow from operations related to accounts receivable.

During the six months ended June 30, 2009, cash used in operating activities related to accounts receivable was $1.0 million, compared to $3.1 million for the same period in 2008. This increase in cash flow from operations of $2.1 million for the six months ended June 30, 2009 is due to improved cash collections.

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

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO has decreased from 50.2 days at December 31, 2008 to 46.5 days at June 30, 2009.

During the six months ended June 30, 2009, cash used in operating activities related to accounts payable and accrued expenses was $30.8 million, compared to $40.9 million for the same period in 2008. This net improvement of $10.1 million in cash flow from operations related to the components of our accounts payable and accrued expenses is primarily due to increases in our accruals during the six months ended June 30, 2009, compared to the same period in 2008, for salary, benefits and other liabilities associated with the overall growth of the Company.

The cash flow changes related to our long-term liability for uncertain tax positions are included under the caption “Other liabilities” in our Condensed Consolidated Statements of Cash Flows. During the six months ended June 30, 2009, cash provided from operating activities related to the change in our long-term liability for uncertain tax positions combined with the changes in our deferred income taxes and income taxes payable was $1.2 million, compared to $3.1 million for the same period in 2008. The $3.1 million in net cash provided from operating activities for the six months ended June 30, 2008 includes an increase in our current taxes payable of $14.2 million related to the gain on the sale of our newborn metabolic screening laboratory in February 2008. See Note 8 to the Condensed Consolidated Financial Statements for more information on the changes in our liability for uncertain tax positions.

During the six months ended June 30, 2009, our net cash used in investing activities of $72.5 million included physician practice acquisition payments and contingent purchase price payments of $62.2 million, capital expenditures of $8.1 million, and net purchases of $2.2 million related to the purchase and maturity of investments. Our acquisition payments were primarily related to the purchase of four neonatology physician practices, one maternal-fetal physician practice and one pediatric cardiology physician practice. Our capital expenditures were for medical equipment, leasehold improvements, computer and office equipment, software, furniture and fixtures and other improvements at our office-based practices and our corporate and regional offices.

During the six months ended June 30, 2009, our net cash provided from financing activities of $15.0 million consisted primarily of net borrowings under our Line of Credit of $12.5 million and proceeds from the issuance of common stock under our Stock Purchase Plans and from the exercise of employee stock options of $3.2 million.

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

At June 30, 2009, we had an outstanding principal balance of $152.0 million on our Line of Credit. We also had outstanding letters of credit associated with our professional liability insurance program of $9.0 million which reduced the amount available on our Line of Credit at June 30 2009. We had no outstanding balances related to our $50 million and $25 million sub-facilities at June 30, 2009. At June 30, 2009, we believe we were in compliance with the financial covenants and other restrictions applicable to us under our Line of Credit. Based on our current expectations, we believe we will be in compliance with these covenants throughout 2009.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss patterns. Our total liability related to professional liability risks at June 30, 2009 was $105.3 million.

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

Our Line of Credit is subject to market risk and interest rate changes. Our Line of Credit bears interest at (1) the alternate base rate, which is defined as the higher of (i) the Federal Funds Rate plus one half of 1% and (ii) the Wachovia Bank, N.A. prime rate or (2) the LIBOR rate, plus, in either case, an applicable margin rate of up to 1.5% based on our consolidated leverage ratio. The outstanding principal balance on our Line of Credit was $152.0 million at June 30, 2009. Considering the total outstanding balance of $152.0 million, a 1% change in interest rates would result in an impact to income before taxes of approximately $1.5 million per year.

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

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Failure to comply with our duties under the Corporate Integrity Agreement could result in substantial monetary penalties and in the case of a material breach, could even result in us being excluded from participating in FHC Programs. We believe that we were in compliance with the Corporate Integrity Agreement as of June 30, 2009.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K.

Item 4.	Submission of Matters to a Vote of Security-Holders

At the Company’s Annual Meeting of Shareholders on May 6, 2009, the shareholders of record as of March 10, 2009 voted on the following matters:

Proposal 1: Election of Directors:

Name	For	Withheld	Abstained	Broker Non-Vote

Cesar L. Alvarez	32,932,545	9,692,823	0	0

Waldemar A. Carlo, M.D.	21,868,441	20,756,927	0	0

Michael B. Fernandez	20,547,570	22,077,798	0	0

Roger K. Freeman, M.D.	35,464,881	7,160,487	0	0

Paul G. Gabos	39,485,844	3,139,524	0	0

Dany Garcia	39,793,370	2,831,998	0	0

Pascal J. Goldschmidt, M.D.	37,797,173	4,828,195	0	0

Roger J. Medel, M.D.	38,079,570	4,545,798	0	0

Manuel Kadre	22,085,475	20,539,893	0	0

Enrique J. Sosa, Ph.D	39,487,525	3,137,843	0	0

Proposal 2: Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the 2009 fiscal year:

For	Withheld	Abstained	Broker Non-Vote

41,297,867	1,323,772	3,728	0

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDNAX, INC.

Date: August 5, 2009	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D., Chief Executive Officer (principal executive officer)

Date: August 5, 2009	By:	/s/ Karl B. Wagner
Karl B. Wagner, Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of December 29, 2008, between MEDNAX, Inc., Pediatrix Medical Group, Inc. and PMG Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).

3.1	Amended and Restated Articles of Incorporation of MEDNAX, Inc. (incorporated by reference to Exhibit 3.1 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).

3.2	Articles of Amendment Designating Series A Junior Participating Preferred Stock of MEDNAX, Inc. (incorporated by reference to Exhibit 3.2 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).

3.3	Amended and Restated By-laws of MEDNAX, Inc. (incorporated by reference to Exhibit 3.3 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).

31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.