Form 10-Q
period 2009-09-30
MEDNAX, INC.
filed 2009-11-02
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Shares of common stock outstanding as of October 30, 2009:   46,533,296

MEDNAX, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDNAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2009	December 31, 2008
	(in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$20,865	$14,346
Short-term investments	7,159	20,764
Accounts receivable, net	164,023	162,395
Prepaid expenses	5,846	5,813
Deferred income taxes	78,358	70,384
Other assets	12,395	11,199

Total current assets	288,646	284,901
Investments	31,382	16,241
Property and equipment, net	42,158	38,807
Goodwill	1,236,563	1,127,959
Other assets, net	53,425	28,966

Total assets	$1,652,174	$1,496,874

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$333,497	$302,584
Current portion of long-term debt and capital lease obligations	252	258
Income taxes payable	15,405	14,283

Total current liabilities	349,154	317,125

Line of credit	85,500	139,500
Long-term debt and capital lease obligations	262	356
Deferred income taxes	56,905	46,873
Other liabilities	43,520	27,882

Total liabilities	535,341	531,736

Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 100,000 shares authorized; 46,501 and 45,642 shares issued and outstanding, respectively	465	456
Additional paid-in capital	581,576	555,293
Retained earnings	534,792	409,389

Total shareholders’ equity	1,116,833	965,138

Total liabilities and shareholders’ equity	$1,652,174	$1,496,874

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share data)

Net patient service revenue	$331,276	$267,185	$954,976	$770,462

Operating expenses:
Practice salaries and benefits	198,229	159,799	583,993	461,855
Practice supplies and other operating expenses	13,100	11,145	38,539	31,388
General and administrative expenses	37,648	30,749	110,593	91,521
Depreciation and amortization	3,956	3,296	12,106	9,051

Total operating expenses	252,933	204,989	745,231	593,815

Income from operations	78,343	62,196	209,745	176,647
Investment income	430	487	1,300	2,445
Interest expense	(570)	(1,126)	(2,405)	(1,846)

Income from continuing operations before income taxes	78,203	61,557	208,640	177,246
Income tax provision	30,069	24,161	83,237	69,549

Income from continuing operations	48,134	37,396	125,403	107,697

Income from discontinued operations, net of income taxes	—	—	—	22,519

Net income	$48,134	$37,396	$125,403	$130,216

Per common and common equivalent share data:
Income from continuing operations:
Basic	$1.05	$0.83	$2.76	$2.32

Diluted	$1.03	$0.81	$2.71	$2.26

Income from discontinued operations:

Basic	$—	$—	$—	$0.49

Diluted	$—	$—	$—	$0.48

Net income:
Basic	$1.05	$0.83	$2.76	$2.81

Diluted	$1.03	$0.81	$2.71	$2.74

Weighted average shares:
Basic	45,663	45,207	45,460	46,416

Diluted	46,664	46,178	46,279	47,584

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income	$125,403	$130,216
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	12,106	9,190
Stock-based compensation expense	17,886	15,262
Deferred income taxes	(1,764)	6,766
Gain on sale of assets	—	(36,237)
Changes in assets and liabilities:
Accounts receivable	(1,628)	(5,944)
Prepaid expenses and other assets	(1,229)	(820)
Other assets	439	366
Accounts payable and accrued expenses	13,127	(8,234)
Income taxes payable	1,452	3,652
Other liabilities	2,664	(1,104)

Net cash provided from operating activities	168,456	113,113

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(103,371)	(236,355)
Purchase of investments	(19,601)	(20,612)
Proceeds from maturities of investments	18,065	16,784
Purchase of property and equipment	(10,861)	(12,951)
Proceeds from sale of assets	—	66,000

Net cash used in investing activities	(115,768)	(187,134)

Cash flows from financing activities:
Borrowings on line of credit	332,500	339,800
Payments on line of credit	(386,500)	(168,800)
Payments on capital lease obligations	(245)	(426)
Payments on syndication of line of credit	—	(1,542)
Excess tax benefit related to stock option exercises and restricted stock vestings	877	4,036
Repurchases of common stock	—	(199,997)
Proceeds from issuance of common stock	7,199	10,265

Net cash used in financing activities	(46,169)	(16,664)

Net increase (decrease) in cash and cash equivalents	6,519	(90,685)
Cash and cash equivalents at beginning of period	14,346	102,843
Cash held by discontinued operating unit at beginning of period	—	50
Cash held by discontinued operating unit on sale date	—	(72)

Cash and cash equivalents at end of period	$20,865	$12,136

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

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

On February 29, 2008, the Company completed the sale of its newborn metabolic screening laboratory business in a cash transaction. In accordance with Accounting Standards Codification (“ASC”) 205-20, “Presentation of Financial Statements/Discontinued Operations”, (Prior authoritative literature: Financial Accounting Standards No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”), the business operations of the newborn metabolic screening laboratory are reported separately as income from discontinued operations, net of income taxes, for the nine months ended September 30, 2008. See Note 10 to the Condensed Consolidated Financial Statements for more information on the Company’s discontinued operations.

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

Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued ASC 105, “Generally Accepted Accounting Principles”, (Prior authoritative literature: Statement of Financial Accounting Standards No. 168 (“FAS 168”) “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles”). ASC 105 has become the source of authoritative United States Generally Accepted Accounting Principles recognized by the FASB to be applied by nongovernmental entities. The Company adopted ASC 105 in the third quarter of 2009.

In July 2009, the FASB issued Statement of Financial Accounting Standards No. 167 (“FAS 167”), “Amendments to FASB Interpretation No. 46(R).” The new guidance provided under FAS 167 significantly amends the existing consolidation accounting model for variable interest entities and includes extensive new disclosure requirements. The provisions of FAS 167 are effective for fiscal years beginning after November 15, 2009, or January 1, 2010, for the Company. The Company is currently evaluating the impact of FAS 167 on its consolidation practices and disclosure requirements.

Fair Value of Financial Instruments

In accordance with ASC 820-10, “Fair Value Measurements and Disclosures” (Prior authoritative literature: Statement of Financial Accounting Standards No. 157 (“FAS 157”), “Fair Value Measurements”) the Company carries its money market funds and the cash surrender value of life insurance related to its deferred compensation arrangements at fair value. Under ASC 820-10, the fair value of these instruments is determined using a three-tier fair value hierarchy. Based on this hierarchy, the Company determined the fair value of its money market funds and the cash surrender value of life insurance using quoted market prices, which is defined as a Level 1, or an observable input, under ASC 820-10. The investments underlying the cash surrender value of life insurance consist primarily of exchange-traded equity securities and mutual funds with quoted prices in active markets. At September 30, 2009, the Company’s money market funds and the cash surrender value of life insurance had carrying amounts of $17.7 million and $10.1 million, respectively. At December 31, 2008, the Company’s money market funds and the cash surrender value of life insurance had carrying amounts of $12.8 million and $10.0 million, respectively.

The carrying amounts of cash equivalents, short-term investments, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of these items. The carrying value of long-term investments, long-term debt and capital lease obligations approximates fair value.

3.	Cash Equivalents and Investments:

Effective January 1, 2008, certain cash equivalents carried by the Company became subject to the provisions of ASC 820-10 (Prior authoritative literature: FAS 157). Under ASC 820-10, the Company is required to measure the fair value of its financial assets using a three-tier fair value hierarchy. Based on this hierarchy, the Company determined the fair value of its money market funds using quoted market prices, which is defined as a Level 1, or an observable input, under ASC 820-10. As of September 30, 2009 and December 31, 2008, the Company’s cash equivalents consisted entirely of money market funds with a fair value of $17.7 million and $12.8 million, respectively.

Investments consist primarily of municipal debt securities, federal home loan securities, and certificates of deposit. Investments with remaining maturities of less than one year are classified as short-term investments. Investments classified as long-term have maturities of one to seven years.

The Company intends and has the ability to hold its held-to-maturity securities to maturity, and therefore carries such investments at amortized cost in accordance with the provisions of ASC 320-10, “Investments—Debt and Equity Securities”, (Prior authoritative literature: Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”). Held-to-maturity securities are not subject to the fair value requirements of ASC 820-10.

The Company’s investments held at September 30, 2009, and December 31, 2008, are summarized as follows (in thousands):

	September 30, 2009		December 31, 2008
	Short-Term	Long-Term	Short-Term	Long-Term
Municipal Debt Securities	$7,159	$25,663	$18,756	$14,741
Federal Home Loan Securities	—	4,999	1,004	1,500
Certificates of Deposit	—	720	—	—
U.S. Treasury Securities	—	—	504	—
Federal Farm Credit Bank Discount Note	—	—	500	—

	$7,159	$31,382	$20,764	$16,241

4.	Accounts Receivable:

Accounts receivable consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Gross accounts receivable	$548,069	$531,841
Allowance for contractual adjustments and uncollectibles	(384,046)	(369,446)

	$164,023	$162,395

5.	Business Acquisitions:

During the nine months ended September 30, 2009, the Company acquired eight physician group practices and certain intellectual property for total consideration of $110.5 million, consisting of $93.1 million in cash and $17.4 million of contingent consideration. In connection with these acquisitions, the Company recorded goodwill of $91.0 million, other identifiable intangible assets consisting of physician and hospital agreements and intellectual property of $19.1 million and fixed assets of $400,000. These acquisitions will expand the Company’s national network of physician practices. The Company expects to improve the results of these physician practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based upon the significant infrastructure it has developed.

The contingent consideration of $17.4 million recorded during the nine months ended September 30, 2009 is related to agreements to pay additional amounts based on the achievement of certain performance measures for up to five years ending after the acquisition date. The accrued contingent consideration related to these acquisitions was recorded at acquisition-date fair value using the income approach with assumed discount rates ranging from 3.0% to 5.25% over the applicable terms and an assumed payment probability of 100% for each of the applicable years. The range of the undiscounted amount the Company could pay under the contingent consideration agreements is between $0 and $19.6 million.

During the nine months ended September 30, 2009, the Company paid and accrued for payments of approximately $24.0 million for contingent consideration related to certain prior-period acquisitions. In connection with prior-period acquisitions, the Company also recorded identifiable intangible assets consisting of physician, hospital and non-compete agreements of $9.9 million, additional liabilities of $3.8 million and additional fixed assets of $65,000 during the nine months ended September 30, 2009. The Company expects that approximately $112.5 million of goodwill recorded during the nine months ended September 30, 2009 will be deductible for tax purposes. The Company is still in the process of evaluating fixed assets related to a certain physician practice acquisition completed during the past 12 months.

The results of operations of the eight practices acquired during the nine months ended September 30, 2009 have been included in the Company’s Condensed Consolidated Financial Statements from their respective dates of acquisition. The following unaudited pro forma information combines the consolidated results of operations of the Company and the physician group practice operations acquired during 2009 and 2008 as if the transactions had occurred at the beginning of the respective periods (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net patient service revenue	$338,125	$315,325	$991,029	$944,370
Income from continuing operations	$48,681	$44,586	$130,518	$132,630
Net income	$48,681	$44,586	$130,518	$155,149
Income from continuing operations per share:
Basic	$1.06	$0.99	$2.87	$2.85
Diluted	$1.04	$0.97	$2.82	$2.79
Net income per share:
Basic	$1.06	$0.99	$2.87	$3.34
Diluted	$1.04	$0.97	$2.82	$3.27

The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

6.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Accounts payable	$10,834	$10,585
Accrued salaries and bonuses	117,376	124,883
Accrued payroll taxes and benefits	24,056	18,042
Accrued professional liability risks	110,160	93,088
Accrual for uncertain tax positions (Note 8)	37,332	38,781
Other accrued expenses	33,739	17,205

	$333,497	$302,584

The net increase in other accrued expenses from $17.2 million at December 31, 2008, to $33.7 million at September 30, 2009 is primarily due to contingent deferred purchase price accruals related to acquisitions.

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

On September 24, 2008, the Company’s shareholders approved an amendment to the Company’s 1996 Non-Qualified Employee Stock Purchase Plan (the “Non-Qualified Plan”) to increase the number of shares issuable under the Non-Qualified Plan from 1.5 million to 2.5 million shares. The approved amendment also expanded participation in the Non-Qualified Plan to all employees who formerly participated in the 1996 Qualified Employee Stock Purchase Plan (the “Qualified Plan”), which was terminated in August 2008. Collectively, the Non-Qualified Plan and the Qualified Plan are referred to as the Stock Purchase Plans. Under the Non-Qualified Plan, employees are permitted to purchase the Company’s common stock at 85% of market value on January 1, April 1, July 1 and October 1 of each year.

Under the 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards vest on a cliff basis over a term of five years upon the fulfillment of specified service-based and performance-based conditions. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the nine months ended September 30, 2009, the Company granted 552,632 shares of restricted stock and 162,269 stock options to its employees under the Stock Incentive Plans. At September 30, 2009, the Company had approximately 3.2 million shares available for future grants and awards under the 2008 Incentive Plan. During the nine months ended September 30, 2009, approximately 149,000 shares were issued under the Non-Qualified Plan. At September 30, 2009, the Company had approximately 830,000 shares reserved for issuance under the Non-Qualified Plan.

During the three and nine months ended September 30, 2009 and 2008, the Company recognized approximately $6.5 million and $17.9 million, and $5.4 million and $15.3 million, respectively, of stock-based compensation expense related to the Stock Incentive Plans and the Stock Purchase Plans. The excess tax benefit recognized in additional paid-in capital related to the vesting of restricted stock and the exercise of stock options for the nine months ended September 30, 2009 was approximately $1.2 million.

8.	Accounting for Uncertain Tax Positions:

As of September 30, 2009 and December 31, 2008, the Company’s liability for unrecognized tax benefits, excluding accrued interest and penalties, was $46.6 million and $47.6 million, respectively. The Company had approximately $18.2 million and $18.9 million of unrecognized tax benefits that, if recognized, would favorably impact its effective tax rate at September 30, 2009 and December 31, 2008, respectively.

During the nine months ended September 30, 2009, the Company decreased its liability for uncertain tax positions by a net total of approximately $1.0 million consisting of an increase in its reserve for state tax positions of $1.1 million and a decrease in its reserve of $2.1 million as a result of a partial settlement with the Internal Revenue Service for federal tax positions.

At September 30, 2009, accounts payable and accrued expenses and other liabilities as presented in the Company’s Condensed Consolidated Balance Sheet include $37.3 million and $21.1 million, respectively, related to the Company’s total liability for unrecognized tax benefits of $58.4 million. At December 31, 2008, accounts payable and accrued expenses and other liabilities as presented in the Company’s Condensed Consolidated Balance Sheet include $38.8 million and $18.4 million, respectively, related to the Company’s total liability for unrecognized tax benefits of $57.2 million. As of September 30, 2009 and December 31, 2008, the Company’s accrued liability for interest and penalties totaled $11.9 million and $9.6 million, respectively. The Company includes interest and penalties related to income tax liabilities in income tax expense.

The Company’s liability for uncertain tax positions could be reduced over the next 12 months by approximately $700,000, excluding accrued interest and penalties, due to the expiration of statutes of limitation or settlements with taxing authorities. Additionally, the Company anticipates that its liability for uncertain tax positions will be increased over the next 12 months by additional taxes of approximately $2.1 million. Although the Company anticipates additional changes in its liability for uncertain tax positions related to certain temporary differences, an estimate of the range of such changes cannot be made at this time.

The Company is currently subject to U.S. Federal and various state income tax examinations for the tax years 2004 through 2008.

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

The calculation of shares used in the basic and diluted net income per share calculation for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average number of common shares outstanding	45,663	45,207	45,460	46,416
Weighted average number of dilutive common shares equivalents	1,001	971	819	1,168

Weighted average number of common and common equivalent shares outstanding	46,664	46,178	46,279	47,584

For the three months ended September 30, 2009 and 2008, the Company had approximately 1.4 million and 1.3 million anti-dilutive outstanding employee stock options, respectively. For the nine months ended September 30, 2009 and 2008, the Company had approximately 1.9 million and 51,000 anti-dilutive outstanding employee stock options, respectively. For the three months ended September 30, 2008, the Company had approximately 101,000 shares of anti-dilutive unvested restricted and deferred stock. The Company had no anti-dilutive unvested restricted or deferred stock for the three months ended

September 30, 2009. For the nine months ended September 30, 2009 and 2008, the Company had approximately 630,000 and 325,000 shares of anti-dilutive unvested restricted and deferred stock, respectively. All anti-dilutive stock options and shares of restricted and deferred stock are excluded from the computation of diluted earnings per share.

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

In accordance with ASC 205-20, the business operations of the newborn metabolic screening laboratory are considered discontinued operations for the nine months ended September 30, 2008.

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

Failure to comply with the Company’s duties under the Corporate Integrity Agreement could result in substantial monetary penalties and in the case of a material breach, could even result in the Company being excluded from participating in FHC Programs. Management believes that the Company was in compliance with the Corporate Integrity Agreement as of September 30, 2009.

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

The Company has performed a review of subsequent events through November 2, 2009, the date the financial statements were issued, and concluded there were no events or transactions that occurred during this period that required recognition or disclosure.

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

The United States is continuing to experience an economic slowdown. During this slowdown, there have been disruptions in the capital and credit markets, and the number of unemployed workers has increased dramatically. During 2008, our business was impacted by lower neonatal intensive care unit patient volume and a shift in our third-party payor mix toward government-sponsored healthcare programs. Although we have not experienced volume declines or an unexpected adverse change in payor mix during the first three quarters of 2009, our patient volume could decline during the fourth quarter of 2009 and there could be additional shifts toward government-sponsored programs if economic conditions in the United States do not improve.

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

During the nine months ended September 30, 2009, we completed the acquisition of eight physician group practices consisting of five neonatology physician practices, one multi-state pediatric subspecialty group, one maternal-fetal physician practice and one pediatric cardiology physician practice. During the nine months ended September 30, 2008, we completed the acquisition of 10 physician practices consisting of three pediatric cardiology physician practices, three maternal-fetal physician practices, two neonatal physician practices and two anesthesiology practices. Based on past results, we expect that we can improve the results of these practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as operating and cost savings, based upon the significant infrastructure we have developed.

Our results of operations for the nine months ended September 30, 2009 and 2008 include the results of operations for these physician group practices from their respective dates of acquisition and therefore are not comparable in some respects.

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

Results of Operations

Three Months Ended September 30, 2009 as Compared to Three Months Ended September 30, 2008

Our net patient service revenue increased $64.1 million, or 24.0%, to $331.3 million for the three months ended September 30, 2009, as compared to $267.2 million for the same period in 2008. Of this $64.1 million increase, $44.9 million, or 70.0%, was attributable to revenue generated from acquisitions completed after June 30, 2008. Same-unit net patient service revenue increased $19.2 million, or 7.4%, for the three months ended September 30, 2009. The change in same-unit net patient service revenue was the result of increased revenue of $12.5 million from higher patient service volumes across our specialties and $6.7 million related to pricing and reimbursement factors. Increased revenue of $12.5 million from higher patient service volumes includes $6.4 million from a 4.0% increase in neonatal intensive care unit patient days and $6.1 million from volume growth in maternal fetal, pediatric cardiology, anesthesiology and other services, including hearing screens and newborn nursery services. The net increase in revenue of $6.7 million related to pricing and reimbursement factors is primarily due to improved managed care contracting and the flow through of revenue from price increases, partially offset by a decrease in revenue caused by an increase in the percentage of our patients being enrolled in government-sponsored programs. Payments received from government-sponsored programs are substantially less than payments received from commercial insurance payors for equivalent services. Same units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased $38.4 million, or 24.0%, to $198.2 million for the three months ended September 30, 2009, as compared to $159.8 million for the same period in 2008. This $38.4 million increase was attributable to increased costs of $26.8 million associated with new physicians and other staff to support acquisition-related growth and increased costs of $11.6 million related to growth at our existing units.

Practice supplies and other operating expenses increased $2.0 million, or 17.5%, to $13.1 million for the three months ended September 30, 2009, as compared to $11.1 million for the same period in 2008. The increase was attributable to rent, medical supply and other costs of $900,000 related to our office-based acquisitions, and practice supply and other costs of $1.1 million related to anesthesiology and other hospital-based acquisitions and growth at our existing units.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $6.9 million, or 22.4%, to $37.6 million for the three months ended September 30, 2009, as compared to $30.7 million for the same period in 2008. This increase of $6.9 million is attributable to $5.0 million of salaries, benefits and other general and administrative costs related to the overall growth of the Company and $1.9 million of salaries, benefits and other general and administrative costs specifically related to the Company’s expansion into anesthesia services. General and administrative expenses as a percentage of net patient service revenue were 11.4% for the three months ended September 30, 2009, as compared to 11.5% for the same period in 2008.

Depreciation and amortization expense increased by $660,000, or 20.0%, to $4.0 million for the three months ended September 30, 2009, as compared to $3.3 million for the same period in 2008. This increase was attributable to the amortization of intangible assets related to acquisitions and the depreciation of fixed asset additions.

Income from operations increased $16.1 million, or 26.0%, to $78.3 million for the three months ended September 30, 2009, as compared to $62.2 million for the same period in 2008. Our operating margin increased to 23.7% for the three months ended September 30, 2009, as compared to 23.3% for the same period in 2008. This net increase of almost 40 basis points is primarily due to revenue growth with continued operating efficiencies at the practice and administrative service levels.

We recorded net interest expense of $140,000 for the three months ended September 30, 2009, as compared to $639,000 for the same period in 2008. The decrease in interest expense is primarily due to the decline in interest rates since late 2008 associated with borrowings under our $350 million revolving credit facility (“Line of Credit”). Interest expense for the three months ended September 30, 2009 and 2008, consisted of interest charges, commitment fees and amortized debt costs associated with our Line of Credit.

Our effective income tax rate was 38.45% for the three months ended September 30, 2009, as compared to 39.25% for the same period in 2008. The decrease in our effective income tax rate is related to a reduction in our reserve requirements for uncertain tax positions due to the expiration of the statute of limitations on certain items.

Net income increased $10.7 million, or 28.7%, to $48.1 million for the three months ended September 30, 2009, as compared to $37.4 million for the same period in 2008.

Diluted net income per common and common equivalent share was $1.03 on weighted average shares outstanding of 46.7 million for the three months ended September 30, 2009, as compared to $0.81 on weighted average shares outstanding of 46.2 million for the same period in 2008. The increase in weighted average shares outstanding was primarily due to an increase in weighted average shares from the vesting of restricted stock, the exercise of employee stock options, and the issuance of shares under our Stock Purchase Plans.

Nine Months Ended September 30, 2009 as Compared to Nine Months Ended September 30, 2008

Our net patient service revenue increased $184.5 million, or 24.0%, to $955.0 million for the nine months ended September 30, 2009, as compared to $770.5 million for the same period in 2008. Of this $184.5 million increase, $145.5 million, or 78.9%, was attributable to revenue generated from acquisitions completed after December 31, 2007. Same-unit net patient service revenue increased $39.0 million, or 5.2%, for the nine months ended September 30, 2009. The change in same-unit net patient service revenue was the result of increased revenue of $29.0 million from higher patient service volumes across our subspecialties and $10.0 million related to pricing and reimbursement factors. Increased revenue of $29.0 million from higher patient service volumes includes $11.0 million from a 2.3% increase in neonatal intensive care unit patient days and $18.0 million from volume growth in maternal fetal, pediatric cardiology, anesthesiology and other services, including hearing screens and newborn nursery services. Excluding the additional calendar day in February for the 2008 leap year, the increase in neonatal intensive care unit patient days was 2.7%. The net increase in revenue of $10.0 million related to pricing and reimbursement factors is primarily due to improved managed care contracting and the flow through of revenue from price increases, partially offset by a decrease in revenue caused by an increase in the percentage of our patients being enrolled in government-sponsored programs. Payments received from government-sponsored programs are substantially less than payments received from commercial insurance payors for equivalent services. Same units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased $122.1 million, or 26.5%, to $584.0 million for the nine months ended September 30, 2009, as compared to $461.9 million for the same period in 2008. This $122.1 million increase was attributable to increased costs of $92.2 million associated with new physicians and other staff to support acquisition-related growth and increased costs of $29.9 million related to growth at existing units.

Practice supplies and other operating expenses increased $7.1 million, or 22.8%, to $38.5 million for the nine months ended September 30, 2009, as compared to $31.4 million for the same period in 2008. The increase was attributable to practice supply and other costs of $3.7 million related to anesthesiology and other hospital-based acquisitions and growth at our existing units, and rent, medical supply and other costs of $3.4 million related to our office-based acquisitions.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $19.1 million, or 20.8%, to $110.6 million for the nine months ended September 30, 2009, as compared to $91.5 million for the same period in 2008. This increase of $19.1 million is attributable to $12.2 million of salaries, benefits and other general and administrative costs related to the overall growth of the Company, and $6.9 million of salaries, benefits and other general and administrative costs specifically related to the Company’s expansion into anesthesia services. General and administrative expenses as a percentage of net patient service revenue were 11.6% for the nine months ended September 30, 2009, as compared to 11.9% for the same period in 2008.

Depreciation and amortization expense increased by $3.0 million, or 33.8%, to $12.1 million for the nine months ended September 30, 2009, as compared to $9.1 million for the same period in 2008. This increase was attributable to the amortization of intangible assets related to acquisitions and the depreciation of fixed asset additions.

Income from operations increased $33.1 million, or 18.7%, to $209.7 million for the nine months ended September 30, 2009, as compared to $176.6 million for the same period in 2008. Our operating margin decreased to 22.0% for the nine months ended September 30, 2009, as compared to 22.9% for the same period in 2008. The decrease of over 90 basis points is primarily due to the addition of anesthesia services and growth in our office-based practices which have lower operating margins than neonatal services.

We recorded net interest expense of $1.1 million for the nine months ended September 30, 2009, as compared to net investment income of $599,000 for the same period in 2008. The decrease in investment income and the corresponding increase in interest expense are primarily due to the use of available funds and borrowings under our $350 million Line of Credit to complete stock repurchase programs in 2008 and acquire physician practices in late 2008 and during 2009, combined with a lower rate of return on our investments. Interest expense for the nine months ended September 30, 2009 and 2008, consisted of interest charges, commitment fees and amortized debt costs associated with our Line of Credit.

Our effective income tax rate was 39.9% for the nine months ended September 30, 2009, as compared to 39.2% for the same period in 2008. The net increase in our effective income tax rate is related to the recognition of a non-deductible loss and a net decrease in reserve requirements for uncertain tax positions.

Income from continuing operations increased $17.7 million, or 16.4%, to $125.4 million for the nine months ended September 30, 2009, as compared to $107.7 million for the same period in 2008.

Diluted income from continuing operations per common and common equivalent share was $2.71 on weighted average shares outstanding of 46.3 million for the nine months ended September 30, 2009, as compared to $2.26 on weighted average shares outstanding of 47.6 million for the same period in 2008. The net decrease in weighted average shares outstanding was primarily due to the impact of shares repurchased in 2008 under repurchase programs approved by our Board of Directors in December 2007 and May 2008, partially offset by an increase in weighted average shares from the vesting of restricted stock, the exercise of employee stock options, and the issuance of shares under our Stock Purchase Plans.

In February 2008, we completed the sale of our newborn metabolic screening laboratory business in a cash transaction. Income from discontinued operations, net of income taxes, of $22.5 million for the nine months ended September 30, 2008 includes $22.0 million related to the after-tax gain on the sale of this business and approximately $500,000 related to its operating results. See Note 10 to the Condensed Consolidated Financial Statements for more information regarding the sale of our newborn metabolic screening laboratory business.

Net income decreased $4.8 million, or 3.7%, to $125.4 million for the nine months ended September 30, 2009, as compared to $130.2 million for the same period in 2008. Net income for the nine months ended September 30, 2008 includes $22.0 million related to the after-tax gain on the sale of our newborn metabolic screening laboratory and approximately $500,000 related to the operations of this business.

Diluted net income per common and common equivalent share was $2.71 on weighted average shares outstanding of 46.3 million for the nine months ended September 30, 2009, as compared to $2.74 on weighted average shares outstanding of 47.6 million for the same period in 2008.

Liquidity and Capital Resources

As of September 30, 2009, we had $20.9 million of cash and cash equivalents as compared to $14.3 million at December 31, 2008. In addition, we had a working capital deficit of $60.5 million at September 30, 2009, an increase of $28.3 million from our working capital deficit of $32.2 million at December 31, 2008. This net increase in our working capital deficit is primarily due to the use of funds for physician practice acquisition payments and payments on our Line of Credit, partially offset by year-to-date earnings.

Our net cash provided from operating activities was $168.5 million for the nine months ended September 30, 2009, as compared to net cash provided from operating activities of $113.1 million for the same period in 2008. This $55.4 million net improvement in our cash flow from operating activities for the nine months ended September 30, 2009 is primarily due to: (i) improved results from continuing operations; (ii) a net improvement in cash flow from operations related to changes in the components of our accounts payable and accrued expenses; (iii) a net improvement in cash flow from operations related to changes in our deferred income taxes and income tax liabilities; and (iv) an increase in cash flow from operations related to accounts receivable.

During the nine months ended September 30, 2009, cash used in operating activities related to accounts receivable was $1.6 million, compared to $5.9 million for the same period in 2008. This increase in cash flow from operations of $4.3 million for the nine months ended September 30, 2009 is due to improved cash collections.

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

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO has decreased from 50.2 days at December 31, 2008 to 45.6 days at September 30, 2009.

During the nine months ended September 30, 2009, cash provided from operating activities related to accounts payable and accrued expenses was $13.1 million, compared to cash used in operating activities of $8.2 million for the same period in 2008. This net improvement of $21.3 million in cash flow from operations related to the components of our accounts payable and accrued expenses is primarily due to increases in our accruals during the nine months ended September 30, 2009, compared to the same period in 2008, for bonuses, salary and other liabilities associated with the overall growth of the Company.

The cash flow changes related to our long-term liability for uncertain tax positions are included under the caption “Other liabilities” in our Condensed Consolidated Statements of Cash Flows. During the nine months ended September 30, 2009, cash provided from operating activities related to the change in our long-term liability for uncertain tax positions combined with the changes in our deferred income taxes and income taxes payable was $2.4 million, compared to $9.3 million for the same period in 2008. The $9.3 million in net cash provided from operating activities for the nine months ended September 30, 2008 includes an increase in our current taxes payable of $14.2 million related to the gain on the sale of our newborn metabolic screening laboratory in February 2008. See Note 8 to the Condensed Consolidated Financial Statements for more information on the changes in our liability for uncertain tax positions.

During the nine months ended September 30, 2009, our net cash used in investing activities of $115.8 million included physician practice acquisition payments and contingent purchase price payments of $103.4 million, capital expenditures of $10.9 million, and net purchases of $1.5 million related to the purchase and maturity of investments. Our acquisition payments were primarily related to the purchase of five neonatology physician practices, one multi-state pediatric subspecialty group, one maternal-fetal physician practice and one pediatric cardiology physician practice. Our capital expenditures were for medical equipment, leasehold improvements, computer and office equipment, software, furniture and fixtures and other improvements at our office-based practices and our corporate and regional offices.

During the nine months ended September 30, 2009, our net cash used in financing activities of $46.2 million consisted primarily of net payments on our Line of Credit of $54.0 million and proceeds from the issuance of common stock under our Stock Purchase Plans and from the exercise of employee stock options of $7.2 million.

Our $350 million Line of Credit is guaranteed by substantially all of our subsidiaries and includes a $50 million limit on the issuance of letters of credit and a $25 million limit on the issuance of swingline loans. In addition, our Line of Credit may be increased to $400 million subject to the satisfaction of specified conditions. At our option, our Line of Credit (other than swingline loans) bears interest at (1) the alternate base rate, which is defined as the higher of (i) the Federal Funds Rate plus one half of 1% and (ii) the Wachovia Bank, N.A prime rate or (2) the LIBOR rate, plus, in either case, an applicable margin rate of up to 1.5% based on our consolidated leverage ratio. Swingline loans bear interest at the alternate base rate plus the applicable margin. Our Line of Credit matures on September 3, 2013. We are subject to certain covenants and restrictions specified in our Line of Credit, including covenants that require us to maintain a minimum fixed charge coverage ratio and to not exceed a specified consolidated leverage ratio, to comply with laws, and restrict us from paying dividends and making certain other distributions, as specified therein. Failure to comply with these covenants would constitute an event of default under our Line of Credit, notwithstanding our ability to meet our debt service obligations. Our Line of Credit includes various customary remedies for the lenders following an event of default. Wachovia Bank, N.A., an affiliate of Wells Fargo & Company, as administrative agent, Bank of America, N.A., as syndication agent, and U.S. Bank, N.A., as documentation agent, have aggregate commitments of $205 million under our Line of Credit, and the remaining commitments of $145 million are held by seven other lenders.

At September 30, 2009, we had an outstanding principal balance of $85.5 million on our Line of Credit. We also had outstanding letters of credit associated with our professional liability insurance program of $9.0 million which reduced the amount available on our Line of Credit at September 30, 2009. At September 30, 2009, we believe we were in compliance with the financial covenants and other restrictions applicable to us under our Line of Credit. Based on our current expectations, we believe we will be in compliance with these covenants throughout 2009.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss patterns. Our total liability related to professional liability risks at September 30, 2009 was $110.2 million.

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

Our Line of Credit is subject to market risk and interest rate changes. Our Line of Credit bears interest at (1) the alternate base rate, which is defined as the higher of (i) the Federal Funds Rate plus one half of 1% and (ii) the Wachovia Bank, N.A. prime rate or (2) the LIBOR rate, plus, in either case, an applicable margin rate of up to 1.5% based on our consolidated leverage ratio. The outstanding principal balance on our Line of Credit was $85.5 million at September 30, 2009. Considering the total outstanding balance of $85.5 million, a 1% change in interest rates would result in an impact to income before taxes of approximately $855,000 per year.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Failure to comply with our duties under the Corporate Integrity Agreement could result in substantial monetary penalties and in the case of a material breach, could even result in us being excluded from participating in FHC Programs. We believe that we were in compliance with the Corporate Integrity Agreement as of September 30, 2009.

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

MEDNAX, INC.

Date: November 2, 2009	By:	/S/ ROGER J. MEDEL, M.D.
Roger J. Medel, M.D., Chief Executive Officer (principal executive officer)

Date: November 2, 2009	By:	/S/ KARL B. WAGNER
Karl B. Wagner, Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of December 29, 2008, between MEDNAX, Inc., Pediatrix Medical Group, Inc. and PMG Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).

3.1	Amended and Restated Articles of Incorporation of MEDNAX, Inc. (incorporated by reference to Exhibit 3.1 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).

3.2	Articles of Amendment Designating Series A Junior Participating Preferred Stock of MEDNAX, Inc. (incorporated by reference to Exhibit 3.2 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).

3.3	Amended and Restated By-laws of MEDNAX, Inc. (incorporated by reference to Exhibit 3.3 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).

31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.