Form 10-Q
period 2010-03-31
MEDNAX, INC.
filed 2010-05-06
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-12111

MEDNAX, INC.

(Exact name of registrant as specified in its charter)

Florida	26-3667538
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1301 Concord Terrace Sunrise, Florida	33323
(Address of principal executive offices)	(Zip Code)

(954) 384-0175

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

On May 3, 2010, the registrant had outstanding 47,103,490 shares of Common Stock, par value $.01 per share.

MEDNAX, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDNAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,939	$26,503
Short-term investments	7,701	5,380
Accounts receivable, net	173,985	164,444
Prepaid expenses	4,307	5,102
Income taxes receivable	—	5,704
Deferred income taxes	76,550	72,434
Other assets	10,365	13,098

Total current assets	296,847	292,665
Investments	25,417	28,491
Property and equipment, net	44,663	43,272
Goodwill	1,317,464	1,270,137
Other assets, net	55,923	54,785

Total assets	$1,740,314	$1,689,350

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$240,254	$346,470
Current portion of long-term debt and capital lease obligations	226	234
Income taxes payable	18,339	—

Total current liabilities	258,819	346,704
Line of credit	129,000	50,000
Long-term debt and capital lease obligations	150	209
Deferred income taxes	61,755	59,454
Other liabilities	52,469	42,885

Total liabilities	502,193	499,252

Commitments and contingencies

Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 100,000 shares authorized; 47,052 and 46,963 shares issued and outstanding, respectively	471	470
Additional paid-in capital	614,194	604,435
Retained earnings	623,456	585,193

Total shareholders’ equity	1,238,121	1,190,098

Total liabilities and shareholders’ equity	$1,740,314	$1,689,350

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net patient service revenue	$332,927	$303,885

Operating expenses:
Practice salaries and benefits	213,402	194,008
Practice supplies and other operating expenses	13,095	12,641
General and administrative expenses	38,099	36,650
Depreciation and amortization	4,780	3,963

Total operating expenses	269,376	247,262

Income from operations	63,551	56,623

Investment income	404	441
Interest expense	(710)	(1,011)

Income before income taxes	63,245	56,053
Income tax provision	24,982	22,001

Net income	$38,263	$34,052

Per common and common equivalent share data:

Net income:
Basic	$0.83	$0.75

Diluted	$0.81	$0.74

Weighed average shares:
Basic	46,300	45,282

Diluted	47,267	45,931

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$38,263	$34,052
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,780	3,963
Accretion of contingent consideration liabilities	175	—
Stock-based compensation expense	6,119	5,683
Deferred income taxes	(1,815)	(6,920)
Changes in assets and liabilities:
Accounts receivable	(9,541)	(2,833)
Prepaid expenses and other assets	3,528	1,071
Other assets	(488)	227
Accounts payable and accrued expenses	(108,316)	(77,862)
Income taxes payable	24,081	19,679
Other liabilities	1,608	915

Net cash used in operating activities	(41,606)	(22,025)

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(40,185)	(11,503)
Purchases of investments	(2,347)	(3,880)
Proceeds from sales or maturities of investments	3,100	6,475
Purchases of property and equipment	(4,062)	(4,484)

Net cash used in investing activities	(43,494)	(13,392)

Cash flows from financing activities:
Borrowings on line of credit	229,500	186,000
Payments on line of credit	(150,500)	(144,500)
Payments on long-term debt and capital lease obligations	(67)	(85)
Excess tax benefit from exercises of stock options and vesting of restricted stock	410	57
Proceeds from issuance of common stock	3,193	942

Net cash provided from financing activities	82,536	42,414

Net (decrease) increase in cash and cash equivalents	(2,564)	6,997
Cash and cash equivalents at beginning of period	26,503	14,346

Cash and cash equivalents at end of period	$23,939	$21,343

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

1.	Basis of Presentation and New Accounting Pronouncements:

The accompanying unaudited Condensed Consolidated Financial Statements of the Company and the notes thereto presented in this Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements, and do not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of interim periods. The financial statements include all the accounts of MEDNAX, Inc. and its consolidated subsidiaries (collectively, “MDX”) together with the accounts of MDX’s affiliated professional associations, corporations and partnerships (the “affiliated professional contractors”). MDX has contractual management arrangements with its affiliated professional contractors, which are separate legal entities that provide physician services in certain states and Puerto Rico. The terms “MEDNAX” and the “Company” refer collectively to MEDNAX, Inc., its subsidiaries and the affiliated professional contractors.

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

New Accounting Pronouncements

Effective January 1, 2010, the Company adopted the provisions of new accounting guidance related to variable interest entities. The new guidance amended the consolidation accounting model and included new disclosure requirements for certain types of variable interest entities. The adoption of the new provisions did not have an impact on the Company’s Condensed Consolidated Financial Statements.

In January 2010, the accounting guidance related to fair value measurements was amended. The amendment requires disclosure of transfers of assets and liabilities into and out of Level 1 and Level 2 of the fair value hierarchy, including the reasons and the timing of the transfers and disclosure of valuation techniques and inputs for assets and liabilities within Level 2 and Level 3 of the fair value hierarchy. Additionally, the guidance requires expanded disclosure about assets and liabilities within Level 3. The new guidance became effective for the Company on January 1, 2010, except for the new guidance related to the expanded Level 3 disclosure which is effective for periods beginning after December 15, 2010. The Company did not have any transfers in or out of Level 1 and Level 2 fair value measurements during the three months ended March 31, 2010; therefore, the adoption of the new guidance did not have any impact on the Company’s Condensed Consolidated Financial Statements.

2.	Cash Equivalents and Investments:

Certain cash equivalents carried by the Company are subject to the provisions of the accounting guidance for fair value measurements. Under this guidance, the Company is required to measure the fair value of its financial assets using a three-tier fair value hierarchy. Based on this hierarchy, the Company determined the fair value of its money market funds using quoted market prices, a Level 1 or an observable input as defined under the accounting guidance. As of March 31, 2010 and December 31, 2009, the Company’s cash equivalents consisted entirely of money market funds with a fair value of $21.1 million and $20.2 million, respectively.

Investments consist primarily of municipal debt securities, federal home loan securities and certificates of deposit. Investments with remaining maturities of less than one year are classified as short-term investments. Investments classified as long-term have maturities of two to five years.

The Company intends and has the ability to hold its held-to-maturity securities to maturity, and therefore carries such investments at amortized cost in accordance with the provisions of the accounting guidance for investments in debt and equity securities. Held-to-maturity securities are not subject to the requirements of the accounting guidance for fair value measurements.

Investments held at March 31, 2010, and December 31, 2009, are summarized as follows (in thousands):

	March 31, 2010		December 31, 2009
	Short-Term	Long-Term	Short-Term	Long-Term

Municipal debt securities	$7,201	$20,197	$4,880	$24,271
Federal home loan securities	500	4,500	500	3,500
Certificates of deposit	—	720	—	720

	$7,701	$25,417	$5,380	$28,491

3.	Accounts Receivable:

Accounts receivable consists of the following (in thousands):

	March 31, 2010	December 31, 2009

Gross accounts receivable	$574,894	$541,950
Allowance for contractual adjustments and uncollectibles	(400,909)	(377,506)

	$173,985	$164,444

4.	Business Acquisitions:

During the three months ended March 31, 2010, the Company completed the acquisition of four physician group practices for total consideration of $46.4 million, consisting of $37.4 million in cash and $9.0 million of contingent consideration. In connection with these acquisitions, the Company recorded goodwill of $44.5 million, other intangible assets consisting primarily of physician and hospital agreements of $1.5 million and fixed assets of $0.4 million. These acquisitions expand the Company’s national network of physician practices. The Company expects to improve the results of these physician practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based upon the significant infrastructure it has developed.

The contingent consideration of $9.0 million recorded during the three months ended March 31, 2010 is related to an agreement to pay additional amounts based on the achievement of certain performance measures for up to five years ending after the acquisition date. The accrued contingent consideration related to this acquisition was recorded at acquisition-date fair value using the income approach with assumed discount rates ranging from 3.0% to 6.0% over the applicable terms and an assumed payment probability of 100% for each of the applicable years. The range of the undiscounted amount the Company could pay under this contingent consideration agreement is between $0 and $10.5 million.

During the three months ended March 31, 2010, the Company paid approximately $2.8 million for contingent consideration related to certain prior-period acquisitions. The Company expects that all of the approximately $47.3 million of goodwill recorded during the three months ended March 31, 2010 will be deductible for tax purposes.

The results of operations of the four practices acquired during the three months ended March 31, 2010 have been included in the Company’s Condensed Consolidated Financial Statements from their respective dates of acquisition. The following unaudited pro forma information combines the consolidated results of operations of the Company and the acquisitions completed during 2010 and 2009 as if the transactions had occurred at the beginning of the respective periods (in thousands, except for per share data):

	Three Months Ended March 31,
	2010	2009
Net patient service revenue	$336,222	$331,034
Net income	39,059	39,718
Net income per share:
Basic	$0.84	$0.88
Diluted	$0.83	$0.86

The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

5.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Accounts payable	$8,787	$11,199
Accrued professional liability risks	110,438	109,628
Accrued salaries and bonuses	41,842	144,827
Accrual for uncertain tax positions	40,564	40,859
Accrued payroll taxes and benefits	19,079	22,600
Other accrued expenses	19,544	17,357

	$240,254	$346,470

Accrued salaries and bonuses decreased from $144.8 million at December 31, 2009 to $41.8 million at March 31, 2010 primarily due to the decrease in the Company’s liabilities for performance-based incentive compensation. A majority of the Company’s payments for performance-based incentive compensation are paid annually in the first quarter of each year.

Accrued professional liability risks consist of the Company’s liabilities for self-insured retention under its professional liability insurance program and an estimate of liabilities for claims incurred but not reported based on an actuarial valuation.

The Company’s accrual for uncertain tax positions is related to open tax positions subject to the provisions of the accounting guidance for uncertain tax positions.

6.	Common and Common Equivalent Shares:

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common and potential common shares outstanding during the applicable period. Potential common shares consist of outstanding options and non-vested restricted and deferred stock calculated using the treasury stock method. Under the treasury stock method, the Company calculates the assumed excess tax benefits related to the potential exercise or vesting of its stock-based awards using the difference between the average market price for the applicable period less the option price, if any, and the fair value of the stock-based award on the date of grant multiplied by the applicable tax rate.

The calculation of shares used in the basic and diluted net income per share calculation for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009

Weighted average number of common shares outstanding	46,300	45,282

Weighted average number of dilutive common share equivalents	967	649

Weighted average number of common and common equivalent shares outstanding	47,267	45,931

Antidilutive securities not included in the dilutive earnings per share calculation	675	2,508

7.	Stock Incentive Plans and Stock Purchase Plans:

The terms of the Company’s 2008 Incentive Compensation Plan (the “2008 Incentive Plan”) provide for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property. As provided in the 2008 Incentive Plan, no additional grants can be made from the Company’s prior incentive plans, except that new awards will be permitted under the 2004 Incentive Compensation Plan (the “2004 Incentive Plan”) to the extent that shares previously granted under the 2004 Incentive Plan are forfeited, expire or terminate. Under the 2008 Incentive Plan, a total of six million shares were available for the granting of awards, inclusive of the number of shares remaining available for grant under the 2004 Incentive Plan as of May 23, 2008. To date, the only equity awards made by the Company under the 2008 Incentive Plan are for stock options, restricted stock and deferred stock. Collectively, the Company’s prior incentive plans and the 2008 Incentive Plan are referred to as the Stock Incentive Plans.

Under the 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards vest on a cliff basis over a term of five years upon the fulfillment of specified service-based and performance-based conditions. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the three months ended March 31, 2010, the Company granted 5,921 stock options and 1,838 shares of restricted stock to its employees under the Stock Incentive Plans. At March 31, 2010, the Company had approximately 3.2 million shares available for future grants and awards under the 2008 Incentive Plan.

In September 2008, the Company’s shareholders approved an amendment to the Company’s 1996 Non-Qualified Employee Stock Purchase Plan (the “Non-Qualified Plan”) to increase the number of shares issuable under the Non-Qualified Plan from 1.5 million to 2.5 million shares. The approved amendment also expanded participation in the Non-Qualified Plan to all employees who formerly participated in the 1996 Qualified Employee Stock Purchase Plan (the “Qualified Plan”), which was terminated in August 2008. Collectively, the Non-Qualified Plan and the Qualified Plan are referred to as the Stock Purchase Plans. Under the Non-Qualified Plan, employees are permitted to purchase the Company’s common stock at 85% of market value on January 1st, April 1st, July 1st and October 1st of each year. During the three months ended March 31, 2010, 24,184 shares were issued under the Non-Qualified Plan. At March 31, 2010, the Company had approximately 778,000 shares reserved for issuance under the Non-Qualified Plan.

During the three months ended March 31, 2010 and 2009, the Company recognized approximately $6.1 million and $5.7 million, respectively, of stock-based compensation expense related to the Stock Incentive Plans and the Non-Qualified Plan. The excess tax benefit recognized in additional paid-in capital related to the exercise of stock options and the vesting of restricted stock for the three months ended March 31, 2010 was approximately $0.4 million.

8.	Commitments and Contingencies:

In July 2007, the Audit Committee of the Company’s Board of Directors concluded a comprehensive review of the Company’s historical practices related to the granting of stock options. In connection with the review, the Company had discussions with the U.S. Attorney’s office for the Southern District of Florida concerning the matters covered by the review and, in response to a subpoena, provided the office with various documents and information related to the Company’s stock option granting practices. Although the Company intends to continue full cooperation with the U.S. Attorney’s office, it cannot predict the outcome of this matter.

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

Failure to comply with the Company’s duties under the Corporate Integrity Agreement could result in substantial monetary penalties and in the case of a material breach, could even result in the Company being excluded from participating in FHC Programs. Management believes that the Company was in compliance with the Corporate Integrity Agreement as of March 31, 2010.

The Company expects that additional audits, inquiries and investigations from government authorities and agencies will continue to occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows, and the trading price of its common stock.

In the ordinary course of business, the Company becomes involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by the

Company’s affiliated physicians. The Company’s contracts with hospitals generally require the Company to indemnify them and their affiliates for losses resulting from the negligence of the Company’s affiliated physicians. The Company may also become subject to other lawsuits which could involve large claims and significant defense costs. The Company believes, based upon a review of pending actions and proceedings, that the outcome of such legal actions and proceedings will not have a material adverse effect on its business, financial condition or results of operations. The outcome of such actions and proceedings, however, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows, and the trading price of its common stock.

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

Overview

In March 2010, the “Patient Protection and Affordable Care Act,” as amended by a subsequent reconciliation bill (as amended, the “Healthcare Reform Act”), was enacted. The Healthcare Reform Act contains a number of provisions that could affect us over the next several years. These provisions include establishing health insurance exchanges to facilitate the purchase of qualified health plans, expanding Medicaid eligibility, subsidizing insurance premiums and creating incentives for businesses to provide healthcare benefits. Other provisions contain changes to healthcare fraud and abuse laws and expand the scope of the Federal False Claims Act.

The Healthcare Reform Act contains numerous other measures that could also affect us. For example, payment modifiers are to be developed that will differentiate payments to physicians under federal healthcare programs based on quality of care. In addition, other provisions authorize voluntary demonstration projects relating to the bundling of payments for episodes of hospital care and the sharing of cost savings achieved by providers organized as accountable care organizations under the Medicare program.

The Healthcare Reform Act, however, did not address the mechanism by which physician fees are set under Medicare. As a temporary measure, Congress did postpone a scheduled fee reduction until May 31, 2010. If Congress does not take any further action, the Medicare fee schedule will be reduced by approximately 21% effective June 1, 2010.

We cannot predict with any assurance the ultimate effect of the Healthcare Reform Act or the scheduled fee reduction on our Company, nor can we provide any assurance that they will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

The United States is continuing to experience an economic slowdown. As a result of the slowdown, the number of unemployed workers remains significant, and the capital and credit markets continue to be impacted. During the first quarter of 2010, our business continued to be affected by a shift toward government-sponsored programs. There could be additional shifts toward government-sponsored programs and declines in patient volumes if economic conditions in the United States do not improve or deteriorate further. Payments received from government-sponsored programs are substantially less than payments received from commercial payors for equivalent services. As a consequence of the economic slowdown, many states are continuing to experience lower than anticipated revenue and continue to face significant budget shortfalls. These shortfalls could lead to reduced or delayed funding for state Medicaid programs and, in turn, reduced or delayed reimbursement for physician services.

During the three months ended March 31, 2010, we completed the acquisition of four physician group practices consisting of three neonatal practices and one maternal-fetal medicine practice. During the three months ended March 31, 2009, we completed the acquisition of two neonatal practices and one pediatric cardiology practice. Based on past results, we expect that we can improve the results of these practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as operating and cost savings, based upon the significant infrastructure we have developed.

Our results of operations for the three months ended March 31, 2010 and 2009 include the results of operations for these physician group practices from their respective dates of acquisition and therefore are not comparable in some respects.

The following discussion contains forward-looking statements. Please see the Company’s most recent Annual Report on Form 10-K, including Item 1A, Risk Factors, for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. In addition, please see “Caution Concerning Forward-Looking Statements” below.

Results of Operations

Three Months Ended March 31, 2010 as Compared to Three Months Ended March 31, 2009

Our net patient service revenue increased $29.0 million, or 9.6%, to $332.9 million for the three months ended March 31, 2010, as compared to $303.9 million for the same period in 2009. Of this $29.0 million increase, $22.3 million, or 76.9%, was attributable to revenue generated from acquisitions completed after December 31, 2008. Same-unit net patient service revenue increased $6.7 million, or 2.2%, for the three months ended March 31, 2010. The change in same-unit net patient service revenue was the net result of increased revenue of approximately $7.7 million, or 2.5%, related to pricing and reimbursement factors partially offset by a net decrease of $1.0 million, or 0.3%, from lower overall patient service volumes across our specialties. The net increase in revenue of $7.7 million related to pricing and reimbursement factors was primarily due to improved managed care contracting and the flow through of revenue from modest price increases partially offset by a decrease in revenue caused by an increase in the percentage of our patients being enrolled in government-sponsored programs. Payments received from government-sponsored programs are substantially less than payments received from commercial insurance payors for equivalent services. The net decrease in revenue of $1.0 million from lower patient service volumes includes a decrease of $1.3 million from a 0.7% decline in neonatal intensive care unit patient days and a decrease of $1.2 million from volume declines in our maternal-fetal medicine subspecialty, partially offset by increases of $1.5 million from volume growth in pediatric cardiology, anesthesiology and other services, including hearing screens and newborn nursery services. Same units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased $19.4 million, or 10.0%, to $213.4 million for the three months ended March 31, 2010, as compared to $194.0 million for the same period in 2009. This $19.4 million increase was primarily attributable to increased costs associated with new physicians and other staff to support acquisition-related growth and growth at existing units partially offset by a decrease in incentive compensation based on physician-practice operational results.

Practice supplies and other operating expenses increased $0.5 million, or 3.6%, to $13.1 million for the three months ended March 31, 2010, as compared to $12.6 million for the same period in 2009. The increase was attributable to rent, medical supply and other costs of $0.5 million related to our office-based acquisitions, and practice supply and other costs of $0.3 million related to other acquisitions, partially offset by a decrease of $0.3 million in practice supply and other costs at our existing units.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $1.4 million, or 4.0%, to $38.1 million for the three months ended March 31, 2010, as compared to $36.7 million for the same period in 2009. This increase of $1.4 million is attributable to salaries, benefits and other general and administrative costs related to the overall growth of the Company. General and administrative expenses as a percentage of net patient service revenue decreased to 11.4% for the three months ended March 31, 2010 from 12.1% for the three months ended March 31, 2009. General and administrative expense growth was at a rate considerably slower than the rate of revenue growth due to our ongoing expense management efforts, benefits from the timing of certain annual expenses as well as administrative efficiencies related to the Company’s anesthesiology practices.

Depreciation and amortization expense increased by $0.8 million, or 20.6%, to $4.8 million for the three months ended March 31, 2010, as compared to $4.0 million for the same period in 2009. This increase was attributable to the amortization of intangible assets related to acquisitions and the depreciation of fixed asset additions.

Income from operations increased $7.0 million, or 12.2%, to $63.6 million for the three months ended March 31, 2010, as compared to $56.6 million for the same period in 2009. Our operating margin increased to 19.1% for the three months ended March 31, 2010, as compared to 18.6% for the same period in 2009. This increase of almost 50 basis points is primarily due to general and administrative expense management, as well as the timing of certain expenses.

We recorded net interest expense of $0.3 million for the three months ended March 31, 2010, as compared to $0.6 million for the same period in 2009. The decrease in net interest expense was primarily due to lower borrowings under our $350 million revolving credit facility (“Line of Credit”). Net borrowings under our Line of Credit during the three months ended March 31, 2009 included amounts used to complete stock repurchases in 2008 and to acquire physician practices late in 2008. Interest expense for the three months ended March 31, 2010 and 2009, consisted of interest charges, commitment fees and amortized debt costs associated with our Line of Credit.

Our effective income tax rate was 39.5% for the three months ended March 31, 2010, as compared to 39.3% for the same period in 2009.

Net income increased by 12.3% to $38.3 million for the three months ended March 31, 2010, as compared to $34.1 million for the same period in 2009.

Diluted net income per common and common equivalent share was $0.81 on weighted average shares outstanding of 47.3 million for the three months ended March 31, 2010, as compared to $0.74 on weighted average shares outstanding of 45.9 million for the same period in 2009.

Liquidity and Capital Resources

As of March 31, 2010, we had $23.9 million of cash and cash equivalents on hand as compared to $26.5 million at December 31, 2009. In addition, we had working capital of $38.0 million at March 31, 2010, an increase of $92.0 million from a working capital deficit of $54.0 million at December 31, 2009. This net increase in working capital is primarily due to borrowings under our Line of Credit, quarterly earnings and proceeds from the issuance of common stock under our Stock Incentive and Stock Purchase Plans, partially offset by the use of funds for practice acquisition payments and capital expenditures.

Our net cash used in operating activities was $41.6 million for the three months ended March 31, 2010, as compared to net cash used in operating activities of $22.0 million for the same period in 2009. This $19.6 million net increase in our cash flow used in operating activities for the three months ended March 31, 2010 is primarily due to: (i) a net decrease in cash flow from operations related to changes in the components of our accounts payable and accrued expenses; and (ii) a reduction in cash flow from operations related to higher accounts receivable balances from higher net patient service revenue recorded during the three months ended March 31, 2010; partially offset by (iii) a net improvement in cash flow related to changes in our deferred income taxes and income tax liabilities and (iv) improved operating results.

During the three months ended March 31, 2010, accounts receivable increased by $9.5 million, as compared to an increase of $2.8 million for the same period in 2009. The net increase in accounts receivable for the three months ended March 31, 2010 is primarily due to higher net patient service revenue recorded during the period.

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

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO was 47.0 days at March 31, 2010 as compared to 45.4 days at December 31, 2009.

During the three months ended March 31, 2010, cash used in operating activities related to accounts payable and accrued expenses was $108.3 million, compared to $77.9 million for the same period in 2009. The net increase in cash used of $30.4 million related to the components of our accounts payable and accrued expenses is primarily due to an increase in our annual payments due under our performance-based incentive compensation program. A majority of our payments for performance-based compensation are paid annually in the first quarter of each year.

During the three months ended March 31, 2010, our net cash used in investing activities of $43.5 million included physician practice acquisition payments and contingent purchase price payments of $40.2 million, capital expenditures of $4.1 million, and net proceeds of $0.8 million related to the purchase and maturity of investments. Our acquisition payments were primarily related to the purchase of three neonatal physician practices and one maternal-fetal medicine practice. Our capital expenditures were for medical equipment, leasehold improvements, computer and office equipment, software, furniture and fixtures and other improvements at our office-based practices and our corporate and regional offices.

During the three months ended March 31, 2010, our net cash provided from financing activities of $82.5 million consisted primarily of net borrowings under our Line of Credit of $79.0 million and proceeds from the exercise of employee stock options and the issuance of common stock under our Stock Purchase Plans of $3.2 million.

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

At March 31, 2010, we had an outstanding principal balance of $129.0 million on our Line of Credit. We also had outstanding letters of credit associated with our professional liability insurance program of $6.1 million which reduced the amount available on our Line of Credit to $214.9 million at March 31, 2010. At March 31, 2010, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under our Line of Credit. Based on our current expectations, we believe we will be in compliance with these covenants throughout 2010.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at March 31, 2010 was $110.4 million.

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

Our Line of Credit is subject to market risk and interest rate changes. Our Line of Credit bears interest at (1) the alternate base rate, which is defined as the higher of (i) the Federal Funds Rate plus one half of 1% and (ii) the Wachovia Bank, N.A. prime rate or (2) the LIBOR rate, plus, in either case, an applicable margin rate of up to 1.5% based on our consolidated leverage ratio. The outstanding principal balance on our Line of Credit was $129.0 million at March 31, 2010. Considering the total outstanding balance of $129.0 million, a 1% change in interest rates would result in an impact to income before taxes of approximately $1.3 million per year.

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

Changes in Internal Controls Over Financial Reporting

Effective January 1, 2010, the Company implemented new administrative and financial reporting applications to administer equity award and Employee Stock Purchase Plan activity, to record employee stock-based compensation and to support the Company’s disclosure requirements under the accounting guidance for stock-based compensation. Management has reviewed the changes in internal controls associated with the new applications and plans to complete its testing of the internal control changes as part of its annual assessment of internal control over financial reporting for 2010.

Subject to the foregoing, no changes in our internal control over financial reporting occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In July 2007, the Audit Committee of our Board of Directors concluded a comprehensive review of our historical practices related to the granting of stock options. In connection with the review, we had discussions with the U.S. Attorney’s office for the Southern District of Florida concerning the matters covered by the review and, in response to a subpoena, provided the office with various documents and information related to our stock option granting practices. Although we intend to continue full cooperation with the U.S. Attorney’s office, we cannot predict the outcome of this matter.

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

As part of the Federal Settlement Agreement, we are under a five-year Corporate Integrity Agreement with the OIG. The Corporate Integrity Agreement acknowledges the existence of our comprehensive Compliance Plan, which provides for policies and procedures aimed at promoting our adherence with FHC Program requirements and requires us to maintain the Compliance Plan in full operation for the term of the Corporate Integrity Agreement. In addition, the Corporate Integrity Agreement requires, among other things, that we must comply with the following integrity obligations during the term of the Corporate Integrity Agreement:

•	maintaining a Chief Compliance Officer and Compliance Committee to administer compliance with FHC Program requirements, the Compliance Plan and the Corporate Integrity Agreement;

•	maintaining the Code of Conduct for our officers, directors, employees, contractors, subcontractors, agents, or other persons who provide patient care items or services (the “Covered Persons”);

•	maintaining the written policies and procedures regarding the operation of the Compliance Plan and our compliance with FHC Program requirements;

•	providing general compliance training to the Covered Persons as well as specific training to the Covered Persons who perform coding functions relating to claims for reimbursement from any FHC Program;

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

Failure to comply with our duties under the Corporate Integrity Agreement could result in substantial monetary penalties and in the case of a material breach, could even result in us being excluded from participating in FHC Programs. We believe that we were in compliance with the Corporate Integrity Agreement as of March 31, 2010.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K.

Item 5.	Other Information

The Company’s Annual Meeting of Shareholders was held on May 6, 2010. Results of votes with respect to proposals submitted at that meeting are as follows:

Proposal 1: Election of Directors:

Name	For	Against	Withheld	Broker Non-Vote

Cesar L. Alvarez	23,815,043	0	17,399,284	1,808,216

Waldemar A. Carlo, M.D.	28,819,243	0	12,395,084	1,808,216

Michael B. Fernandez	28,796,017	0	12,418,310	1,808,216

Roger K. Freeman, M.D.	24,797,221	0	16,417,106	1,808,216

Paul G. Gabos	28,964,191	0	12,250,136	1,808,216

Dany Garcia	29,268,093	0	11,946,234	1,808,216

Pascal J. Goldschmidt, M.D.	29,168,566	0	12,045,761	1,808,216

Manuel Kadre	29,150,133	0	12,064,194	1,808,216

Roger J. Medel, M.D.	29,297,919	0	11,916,408	1,808,216

Donna E. Shalala, Ph.D.	40,635,767	0	578,560	1,808,216

Enrique J. Sosa, Ph.D.	28,932,566	0	12,281,761	1,808,216

Proposal 2: Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered certified public accounting firm for the 2010 fiscal year:

For	Against	Abstained	Broker Non-Vote
41,631,122	1,385,705	5,716	0

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDNAX, INC.

Date: May 6, 2010	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2010	By:	/s/ Vivian Lopez-Blanco
Vivian Lopez-Blanco
Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.