Form 10-Q
period 2010-06-30
MEDNAX, INC.
filed 2010-08-03
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

On July 30, 2010, the registrant had outstanding 47,641,501 shares of Common Stock, par value $.01 per share.

MEDNAX, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDNAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$26,141	$26,503
Short-term investments	10,968	5,380
Accounts receivable, net	178,983	164,444
Prepaid expenses	5,564	5,102
Income taxes receivable	—	5,704
Deferred income taxes	71,784	72,434
Other assets	5,368	13,098

Total current assets	298,808	292,665
Investments	23,998	28,491
Property and equipment, net	44,548	43,272
Goodwill	1,337,878	1,270,137
Other assets, net	54,462	54,785

Total assets	$1,759,694	$1,689,350

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$276,836	$346,470
Current portion of long-term debt and capital lease obligations	178	234
Income taxes payable	8,338	—

Total current liabilities	285,352	346,704
Line of credit	58,000	50,000
Long-term debt and capital lease obligations	117	209
Deferred income taxes	64,374	59,454
Other liabilities	51,528	42,885

Total liabilities	459,371	499,252

Commitments and contingencies

Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 100,000 shares authorized; 47,606 and 46,963 shares issued and outstanding, respectively	476	470
Additional paid-in capital	627,033	604,435
Retained earnings	672,814	585,193

Total shareholders’ equity	1,300,323	1,190,098

Total liabilities and shareholders’ equity	$1,759,694	$1,689,350

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net patient service revenue	$349,094	$319,815	$682,021	$623,700

Operating expenses:
Practice salaries and benefits	208,762	191,756	422,164	385,764
Practice supplies and other operating expenses	14,062	12,798	27,157	25,439
General and administrative expenses	39,164	36,295	77,263	72,945
Depreciation and amortization	5,006	4,187	9,786	8,150

Total operating expenses	266,994	245,036	536,370	492,298

Income from operations	82,100	74,779	145,651	131,402
Investment income	265	429	669	870
Interest expense	(1,118)	(824)	(1,828)	(1,835)

Income before income taxes	81,247	74,384	144,492	130,437
Income tax provision	31,889	31,167	56,871	53,168

Net income	$49,358	$43,217	$87,621	$77,269

Per common and common equivalent share data:

Net income:
Basic	$1.06	$0.95	$1.89	$1.70

Diluted	$1.04	$0.93	$1.85	$1.68

Weighted average shares:
Basic	46,516	45,446	46,409	45,360

Diluted	47,528	46,253	47,398	46,088

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$87,621	$77,269
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	9,786	8,150
Accretion of contingent consideration liabilities	449	—
Stock-based compensation expense	12,434	11,414
Deferred income taxes	5,416	(2,993)
Changes in assets and liabilities:
Accounts receivable	(14,539)	(1,040)
Prepaid expenses and other assets	3,353	(5,261)
Other assets	(902)	766
Accounts payable and accrued expenses	(70,469)	(30,781)
Income taxes payable	14,063	1,726
Other liabilities	2,875	2,475

Net cash provided from operating activities	50,087	61,725

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(58,535)	(62,223)
Purchases of investments	(5,195)	(13,894)
Proceeds from sales or maturities of investments	4,100	11,675
Purchases of property and equipment	(7,220)	(8,058)

Net cash used in investing activities	(66,850)	(72,500)

Cash flows from financing activities:
Borrowings on line of credit	338,000	262,000
Payments on line of credit	(330,000)	(249,500)
Payment of contingent consideration liability	(1,600)	—
Payments on long-term debt and capital lease obligations	(148)	(175)
Excess tax benefit from exercises of stock options and vesting of restricted stock	2,138	(529)
Proceeds from issuance of common stock	8,011	3,233

Net cash provided from financing activities	16,401	15,029

Net (decrease) increase in cash and cash equivalents	(362)	4,254
Cash and cash equivalents at beginning of period	26,503	14,346

Cash and cash equivalents at end of period	$26,141	$18,600

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

In January 2010, the accounting guidance related to fair value measurements was amended. The amendment requires disclosure of transfers of assets and liabilities into and out of Level 1 and Level 2 of the fair value hierarchy, including the reasons and the timing of the transfers and disclosure of valuation techniques and inputs for assets and liabilities within Level 2 and Level 3 of the fair value hierarchy. Additionally, the guidance requires expanded disclosure about assets and liabilities within Level 3. The new guidance became effective for the Company on January 1, 2010, except for the new guidance related to the expanded Level 3 disclosure, which is effective for periods beginning after December 15, 2010. The Company did not have any transfers in or out of Level 1 and Level 2 fair value measurements during the six months ended June 30, 2010; therefore, the adoption of the new guidance did not have any impact on the Company’s Condensed Consolidated Financial Statements.

2.	Cash Equivalents and Investments:

Certain cash equivalents carried by the Company are subject to the provisions of the accounting guidance for fair value measurements. Under this guidance, the Company is required to measure the fair value of its financial assets using a three-tier fair value hierarchy. Based on this hierarchy, the Company determined the fair value of its money market funds using quoted market prices, a Level 1 or an observable input as defined under the accounting guidance. As of June 30, 2010 and December 31, 2009, the Company’s cash equivalents consisted entirely of money market funds with a fair value of $22.6 million and $20.2 million, respectively.

Investments consist of municipal debt securities, federal home loan securities and certificates of deposit. Investments with remaining maturities of less than one year are classified as short-term investments. Investments classified as long-term have maturities of two to five years.

The Company intends and has the ability to hold its held-to-maturity securities to maturity, and therefore carries such investments at amortized cost in accordance with the provisions of the accounting guidance for investments in debt and equity securities. Held-to-maturity securities are not subject to the requirements of the accounting guidance for fair value measurements.

Investments held at June 30, 2010, and December 31, 2009, are summarized as follows (in thousands):

	June 30, 2010		December 31, 2009
	Short-Term	Long-Term	Short-Term	Long-Term

Municipal debt securities	$10,228	$16,018	$4,880	$24,271
Federal home loan securities	500	7,500	500	3,500
Certificates of deposit	240	480	—	720

	$10,968	$23,998	$5,380	$28,491

3.	Fair Value of Financial Instruments:

In accordance with the accounting guidance for fair value measurements and disclosures, the Company carries its money market funds and the cash surrender value of life insurance related to its deferred compensation arrangements at fair value. Under this guidance, the fair value of these instruments is determined using a three-tier fair value hierarchy. Based on this hierarchy, the Company determined the fair value of its money market funds and the cash surrender value of life insurance using quoted market prices, a Level 1 or an observable input as defined under the accounting guidance for fair value measurements. The investments underlying the cash surrender value of life insurance consist primarily of exchange-traded equity securities and mutual funds with quoted prices in active markets. At June 30, 2010, the Company’s money market funds and the cash surrender value of life insurance had carrying amounts of $22.6 million and $10.5 million, respectively. At December 31, 2009, the Company’s money market funds and the cash surrender value of life insurance had carrying amounts of $20.2 million and $10.7 million, respectively.

The carrying amounts of cash equivalents, short-term investments, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments. The carrying value of long-term investments, long-term debt and capital lease obligations approximates fair value.

4.	Accounts Receivable:

Accounts receivable consists of the following (in thousands):

	June 30, 2010	December 31, 2009

Gross accounts receivable	$578,059	$541,950
Allowance for contractual adjustments and uncollectibles	(399,076)	(377,506)

	$178,983	$164,444

5.	Business Acquisitions:

During the six months ended June 30, 2010, the Company completed the acquisition of seven physician group practices for total consideration of $62.5 million, consisting of $53.5 million in cash and $9.0 million of contingent consideration. In connection with these acquisitions, the Company recorded goodwill of $59.8 million, other intangible assets consisting primarily of physician and hospital agreements of $2.3 million and fixed assets of $0.4 million. These acquisitions expand the Company’s national network of physician practices. The Company expects to improve the results of these physician practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based upon the significant infrastructure it has developed.

The contingent consideration of $9.0 million recorded during the six months ended June 30, 2010 is related to an agreement to pay additional amounts based on the achievement of certain performance measures for up to five years ending after the acquisition date. The accrued contingent consideration related to this acquisition was recorded at acquisition-date fair value using the income approach with assumed discount rates ranging from 3.0% to 6.0% over the applicable terms and an assumed payment probability of 100% for each of the applicable years. The range of the undiscounted amount the Company could pay under this contingent consideration agreement is between $0 and $10.5 million.

During the six months ended June 30, 2010, the Company paid approximately $6.6 million for contingent consideration related to certain prior-period acquisitions, of which $1.6 million was accrued as of December 31, 2009.

In addition, during the six months ended June 30, 2010, the Company accrued approximately $2.3 million of contingent consideration related to a prior year acquisition for which the earnings objectives were met during the second quarter of 2010. The Company expects that all of the approximately $67.7 million of goodwill recorded during the six months ended June 30, 2010 will be deductible for tax purposes.

The results of operations of the seven practices acquired during the six months ended June 30, 2010 have been included in the Company’s Condensed Consolidated Financial Statements from their respective dates of acquisition. The following unaudited pro forma information combines the consolidated results of operations of the Company and the acquisitions completed during 2010 and 2009 as if the transactions had occurred at the beginning of the respective periods (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net patient service revenue	$350,271	$344,593	$689,121	$677,740
Net income	$49,628	$47,799	$89,523	$87,546
Net income per share:
Basic	$1.07	$1.05	$1.93	$1.93
Diluted	$1.04	$1.03	$1.89	$1.90

The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

6.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2010	December 31, 2009

Accounts payable	$7,512	$11,199
Accrued professional liability risks	114,116	109,628
Accrued salaries and bonuses	73,480	144,827
Accrual for uncertain tax positions	40,274	40,859
Accrued payroll taxes and benefits	22,744	22,600
Other accrued expenses	18,710	17,357

	$276,836	$346,470

The net decrease in accrued salaries and bonuses of $71.3 million, from $144.8 million at December 31, 2009 to $73.5 million at June 30, 2010, is primarily due to the payment of performance-based incentive compensation during the first quarter of 2010, partially offset by performance-based incentive compensation accrued during the six months ended June 30, 2010. A majority of the Company’s payments for performance-based incentive compensation is paid annually in the first quarter of each year.

7.	Uncertain Tax Positions

As of June 30, 2010 and December 31, 2009, the Company’s liability for uncertain tax positions, excluding interest and penalties, was $50.3 million and $49.4 million, respectively.

The Company’s liability for uncertain tax positions could be reduced over the next 12 months by an amount of up to $11.0 million, excluding interest and penalties, due to potential settlements with taxing authorities regarding certain matters that are currently under review and the expiration of statutes of limitation. The Company also anticipates that it is reasonably possible that approximately $29.5 million of the liability for uncertain tax positions related to certain temporary differences could be reclassified to deferred taxes payable over the next 12 months. In addition, the Company’s liability for uncertain tax positions could be increased over the next 12 months by approximately $1.0 million, excluding accrued interest.

8.	Common and Common Equivalent Shares:

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

The calculation of shares used in the basic and diluted net income per share calculation for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Weighted average number of common shares outstanding	46,516	45,446	46,409	45,360
Weighted average number of dilutive common share equivalents	1,012	807	989	728

Weighted average number of common and common equivalent shares outstanding	47,528	46,253	47,398	46,088

Antidilutive securities not included in the dilutive earnings per share calculation	155	2,545	415	2,753

9.	Stock Incentive Plans and Stock Purchase Plans:

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

Under the 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards vest on a cliff basis over a term of five years upon the fulfillment of specified service-based and performance-based conditions. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the six months ended June 30, 2010, the Company granted 431,720 shares of restricted stock and 60,747 stock options to its employees under the Stock Incentive Plans. At June 30, 2010, the Company had approximately 2.2 million shares available for future grants and awards under the Stock Incentive Plans.

In September 2008, the Company’s shareholders approved an amendment to the Company’s 1996 Non-Qualified Employee Stock Purchase Plan (the “Non-Qualified Plan”) to increase the number of shares issuable under the Non-Qualified Plan from 1.5 million to 2.5 million shares. The approved amendment also expanded participation in the Non-Qualified Plan to all employees who formerly participated in the 1996 Qualified Employee Stock Purchase Plan, which was terminated in August 2008. Under the Non-Qualified Plan, employees are permitted to purchase the Company’s common stock at 85% of market value on January 1st, April 1st, July 1st and October 1st of each year. During the six months ended June 30, 2010, 64,131 shares were issued under the Non-Qualified Plan. At June 30, 2010, the Company had approximately 738,000 shares reserved for issuance under the Non-Qualified Plan.

During the three and six months ended June 30, 2010 and 2009, the Company recognized approximately $6.3 million and $12.4 million, and $5.7 million and $11.4 million, respectively, of stock-based compensation expense related to the Stock Incentive Plans and the Non-Qualified Plan. The excess tax benefit recognized in additional paid-in capital related to the exercise of stock options and the vesting of restricted stock for the three and six months ended June 30, 2010 was approximately $1.8 million and $2.2 million, respectively.

10.	Commitments and Contingencies:

In July 2007, the Audit Committee of the Company’s Board of Directors concluded a comprehensive review of the Company’s historical practices related to the granting of stock options. In connection with the review, the Company had discussions with the U.S. Attorney’s office for the Southern District of Florida concerning the matters covered by the review and, in response to a subpoena received in December 2007, provided the office with various documents and information related to the Company’s stock option granting practices. Although the Company intends to continue full cooperation with the U.S. Attorney’s office, it cannot predict the outcome of this matter.

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

Failure to comply with the Company’s duties under the Corporate Integrity Agreement could result in substantial monetary penalties and in the case of a material breach, could even result in the Company being excluded from participating in FHC Programs. Management believes that the Company was in compliance with the Corporate Integrity Agreement as of June 30, 2010.

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

The Healthcare Reform Act, however, did not address the mechanism by which physician fees are set under Medicare. A scheduled Medicare fee reduction of approximately 21% became effective June 1, 2010. However, on June 25, 2010 Congress temporarily reversed the reduction, retroactive to June 1, 2010, and raised the Medicare fee by approximately 2%. If Congress does not take further action, the Medicare fee schedule will be reduced by approximately 23% effective December 1, 2010.

Healthcare is an area of rapid regulatory change. Changes in the laws and regulations and new interpretations of existing laws and regulations may further affect reimbursement amounts paid by federal, state and other third-party payors. We cannot predict with any assurance the ultimate effect of the Healthcare Reform Act or the scheduled fee reduction on our Company, nor can we provide any assurance that they will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

The United States is continuing to experience an economic slowdown. As a result of the slowdown, the number of unemployed workers remains significant, and the capital and credit markets continue to be impacted. During the first half of 2010, our business continued to be affected by a shift toward government-sponsored programs. There could be additional shifts toward government-sponsored programs and declines in patient volumes if economic conditions in the United States do not improve or deteriorate further. Payments received from government-sponsored programs are substantially less than payments received from commercial payors for equivalent services. As a consequence of the economic slowdown, many states are continuing to experience lower than anticipated revenue and continue to face significant budget shortfalls. These shortfalls could lead to reduced or delayed funding for state Medicaid programs and, in turn, reduced or delayed reimbursement for physician services.

During the six months ended June 30, 2010, we completed the acquisition of seven physician group practices consisting of six neonatal practices and one maternal-fetal medicine practice. During the six months ended June 30, 2009, we completed the acquisition of six physician practices consisting of four neonatal practices, one maternal-fetal practice and one pediatric cardiology practice. Based on past results, we expect that we can improve the results of these practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as operating and cost savings, based upon the significant infrastructure we have developed.

Our results of operations for the six months ended June 30, 2010 and 2009 include the results of operations for these physician group practices from their respective dates of acquisition and therefore are not comparable in some respects.

The following discussion contains forward-looking statements. Please see the Company’s most recent Annual Report on Form 10-K, including Item 1A, Risk Factors, for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. In addition, please see “Caution Concerning Forward-Looking Statements” below.

Results of Operations

Three Months Ended June 30, 2010 as Compared to Three Months Ended June 30, 2009

Our net patient service revenue increased $29.3 million, or 9.2%, to $349.1 million for the three months ended June 30, 2010, as compared to $319.8 million for the same period in 2009. Of this $29.3 million increase, $22.2 million, or 75.8%, was attributable to revenue generated from acquisitions completed after March 31, 2009. Same-unit net patient service revenue increased $7.1 million, or 2.3%, for the three months ended June 30, 2010. The change in same-unit net patient service revenue was the net result of increased revenue of approximately $8.5 million, or 2.7%, related to pricing and reimbursement factors partially offset by a net decrease of $1.4 million, or 0.4%, from lower overall patient service volumes across our specialties. The net increase in revenue of $8.5 million related to pricing and reimbursement factors was primarily due to improved managed care contracting and the flow through of revenue from modest price increases partially offset by a decrease in revenue caused by an increase in the percentage of our patients being enrolled in government-sponsored programs. Payments received from government-sponsored programs are substantially less than payments received from commercial insurance payors for equivalent services. The net decrease in revenue of $1.4 million from lower patient service volumes includes a decrease of $0.3 million from a 0.1% decline in neonatal intensive care unit patient days, a decrease of $1.2 million from volume declines in our maternal-fetal medicine subspecialty, our anesthesiology specialty and other services, partially offset by an increase of $0.1 million from volume growth in our pediatric cardiology subspecialty. Same units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased $17.0 million, or 8.9%, to $208.8 million for the three months ended June 30, 2010, as compared to $191.8 million for the same period in 2009. This $17.0 million increase was primarily attributable to increased costs associated with new physicians and other staff to support acquisition-related growth and growth at existing units, partially offset by a decrease in incentive compensation based on physician-practice operational results.

Practice supplies and other operating expenses increased $1.3 million, or 9.9%, to $14.1 million for the three months ended June 30, 2010, as compared to $12.8 million for the same period in 2009. The increase was attributable to practice supply and other costs of $0.7 million related to hospital-based acquisitions, rent, medical supply and other costs of $0.5 million related to our office-based acquisitions, and $0.1 million in practice supply and other costs at our existing units.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $2.9 million, or 7.9%, to $39.2 million for the three months ended June 30, 2010, as compared to $36.3 million for the same period in 2009. This increase of $2.9 million is attributable to salaries, benefits and other general and administrative costs related to the overall growth of the Company. General and administrative expenses as a percentage of net patient service revenue decreased to 11.2% for the three months ended June 30, 2010, as compared to 11.3% for the three months ended June 30, 2009. General and administrative expense grew at a rate slower than the rate of revenue due to continued administrative efficiencies that include the integration of billing services related to our anesthesia practices, partially offset by the timing of certain annual expenses.

Depreciation and amortization expense increased by $0.8 million, or 19.6%, to $5.0 million for the three months ended June 30, 2010, as compared to $4.2 million for the same period in 2009. This increase was attributable to the amortization of intangible assets related to acquisitions and the depreciation of fixed asset additions.

Income from operations increased $7.3 million, or 9.8%, to $82.1 million for the three months ended June 30, 2010, as compared to $74.8 million for the same period in 2009. Our operating margin increased to 23.5% for the three months ended June 30, 2010, as compared to 23.4% for the same period in 2009. This increase of 14 basis points is primarily due to acquisition growth and general and administrative expense management, partially offset by the timing of certain expenses.

We recorded net interest expense of $0.9 million for the three months ended June 30, 2010, as compared to $0.4 million for the same period in 2009. The increase in net interest expense was primarily due to accretion related to our contingent consideration liabilities and other interest charges, partially offset by a decrease in interest expense due to lower average borrowings under our $350 million revolving credit facility (“Line of Credit”). Interest expense for the three months ended June 30, 2010 and 2009, consisted primarily of interest charges, commitment fees and amortized debt costs associated with our Line of Credit.

Our effective income tax rate was 39.3% for the three months ended June 30, 2010, as compared to 41.9% for the same period in 2009. The rate for the three months ended June 30, 2009 included the recognition of a non-deductible loss and an increase in reserves related to uncertain tax positions.

Net income increased by 14.2% to $49.4 million for the three months ended June 30, 2010, as compared to $43.2 million for the same period in 2009.

Diluted net income per common and common equivalent share was $1.04 on weighted average shares outstanding of 47.5 million for the three months ended June 30, 2010, as compared to $0.93 on weighted average shares outstanding of 46.3 million for the same period in 2009.

Six Months Ended June 30, 2010 as Compared to Six Months Ended June 30, 2009

Our net patient service revenue increased $58.3 million, or 9.4%, to $682.0 million for the six months ended June 30, 2010, as compared to $623.7 million for the same period in 2009. Of this $58.3 million increase, $44.3 million, or 76.0%, was attributable to revenue generated from acquisitions completed after December 31, 2008. Same-unit net patient service revenue increased $14.0 million, or 2.3%, for the six months ended June 30, 2010. The change in same-unit net patient service revenue was the net result of increased revenue of approximately $16.4 million, or 2.7%, related to pricing and reimbursement factors partially offset by a net decrease of $2.4 million, or 0.4%, from lower overall patient service volumes across our specialties. The net increase in revenue of $16.4 million related to pricing and reimbursement factors was primarily due to improved managed care contracting and the flow through of revenue from modest price increases partially offset by a decrease in revenue caused by an increase in the percentage of our patients being enrolled in government-sponsored programs. Payments received from government-sponsored programs are substantially less than payments received from commercial insurance payors for equivalent services. The net decrease in revenue of $2.4 million from lower patient service volumes includes a decrease of $1.4 million from a 0.4% decline in neonatal intensive care unit patient days, a decrease of $2.0 million from volume declines in our maternal-fetal medicine subspecialty, and a slight decline in other services, partially offset by increases of $1.2 million from volume growth in pediatric cardiology and anesthesiology. Same units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased $36.4 million, or 9.4%, to $422.2 million for the six months ended June 30, 2010, as compared to $385.8 million for the same period in 2009. This $36.4 million increase was primarily attributable to increased costs associated with new physicians and other staff to support acquisition-related growth and growth at existing units partially offset by a decrease in incentive compensation based on physician-practice operational results.

Practice supplies and other operating expenses increased $1.8 million, or 6.8%, to $27.2 million for the six months ended June 30, 2010, as compared to $25.4 million for the same period in 2009. The increase was attributable to practice supply and other costs of $1.3 million related to hospital-based acquisitions, rent, medical supply and other costs of $0.7 million related to our office-based acquisitions, partially offset by a decrease of $0.2 million in practice supply and other costs at our existing units.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $4.4 million, or 5.9%, to $77.3 million for the six months ended June 30, 2010, as compared to $72.9 million for the same period in 2009. This increase of $4.4 million is attributable to salaries, benefits and other general and administrative costs related to the overall growth of the Company. General and administrative expenses as a percentage of net patient service revenue decreased to 11.3% for the six months ended June 30, 2010 from 11.7% for the six months ended June 30, 2009. General and administrative expense growth was at a rate considerably slower than the rate of revenue growth due to our ongoing expense management efforts as well as administrative efficiencies related to our anesthesiology practices.

Depreciation and amortization expense increased by $1.6 million, or 20.1%, to $9.8 million for the six months ended June 30, 2010, as compared to $8.2 million for the same period in 2009. This increase was attributable to the amortization of intangible assets related to acquisitions and the depreciation of fixed asset additions.

Income from operations increased $14.3 million, or 10.8%, to $145.7 million for the six months ended June 30, 2010, as compared to $131.4 million for the same period in 2009. Our operating margin increased to 21.4% for the six months ended June 30, 2010, as compared to 21.1% for the same period in 2009. This increase of 29 basis points is primarily due to acquisition growth and general and administrative expense management.

We recorded net interest expense of $1.2 million for the six months ended June 30, 2010, as compared to $1.0 million for the same period in 2009. The increase in net interest expense was primarily due to accretion related to our contingent consideration liabilities combined with a lower rate of return on our investments, partially offset by a decrease in interest expense due to lower average borrowings under our $350 million Line of Credit. Interest expense for the six months ended June 30, 2010 and 2009, consisted primarily of interest charges, commitment fees and amortized debt costs associated with our Line of Credit.

Our effective income tax rate was 39.4% for the six months ended June 30, 2010, as compared to 40.8% for the same period in 2009. The rate for the six months ended June 30, 2009 included the recognition of a non-deductible loss and increase in reserve requirements related to uncertain tax positions.

Net income increased by 13.4% to $87.6 million for the six months ended June 30, 2010, as compared to $77.3 million for the same period in 2009.

Diluted net income per common and common equivalent share was $1.85 on weighted average shares outstanding of 47.4 million for the six months ended June 30, 2010, as compared to $1.68 on weighted average shares outstanding of 46.1 million for the same period in 2009.

Liquidity and Capital Resources

As of June 30, 2010, we had $26.1 million of cash and cash equivalents on hand as compared to $26.5 million at December 31, 2009. In addition, we had working capital of $13.5 million at June 30, 2010, an increase of $67.5 million from a working capital deficit of $54.0 million at December 31, 2009. This net increase in working capital is primarily due to year-to-date earnings, proceeds from the issuance of common stock under our stock incentive and stock purchase plans and borrowings under our Line of Credit, partially offset by the use of funds for practice acquisition payments.

Our net cash provided from operating activities was $50.1 million for the six months ended June 30, 2010, as compared to net cash provided from operating activities of $61.7 million for the same period in 2009. This $11.6 million net decrease in our cash flow provided from operating activities for the six months ended June 30, 2010 is primarily due to: (i) a net decrease in cash flow from operations related to changes in the components of our accounts payable and accrued expenses, consisting primarily of annual incentive compensation payments; and (ii) a reduction in cash flow from operations related to higher accounts receivable balances from higher net patient service revenue recorded during the six months ended June 30, 2010; partially offset by (iii) a net improvement in cash flow related to changes in our income tax liabilities, resulting primarily from lower estimated tax payments and (iv) improved operating results.

During the six months ended June 30, 2010, accounts receivable increased by $14.5 million, as compared to an increase of $1.0 million for the same period in 2009. The net increase in accounts receivable for the six months ended June 30, 2010 is primarily due to higher net patient service revenue recorded during the period and a slight increase in days sales outstanding (“DSO”).

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

DSO is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO was 46.7 days at June 30, 2010 as compared to 45.4 days at December 31, 2009.

During the six months ended June 30, 2010, cash used in operating activities related to accounts payable and accrued expenses was $70.5 million, compared to $30.8 million for the same period in 2009. The net increase in cash used of $39.7 million related to the components of our accounts payable and accrued expenses is primarily due to an increase in our annual payments due under our performance-based incentive compensation program. A majority of our payments for performance-based compensation are paid annually in the first quarter of each year.

During the six months ended June 30, 2010, our net cash used in investing activities of $66.9 million included physician practice acquisition payments and contingent purchase price payments of $58.5 million, capital expenditures of $7.2 million, and net purchases of $1.1 million related to the purchase and maturity of investments. Our acquisition payments were primarily related to the purchase of six neonatal physician practices and one maternal-fetal medicine practice. Our capital expenditures were for medical equipment, software, leasehold improvements, computer and office equipment, furniture and fixtures and other improvements at our office-based practices and our corporate and regional offices.

During the six months ended June 30, 2010, our net cash provided from financing activities of $16.4 million consisted primarily of net borrowings under our Line of Credit of $8.0 million and proceeds from the exercise of employee stock options and the issuance of common stock under our stock purchase plans of $8.0 million, partially offset by a $1.6 million payment of a contingent consideration liability. Under the current accounting guidance for business combinations, payments of contingent consideration liabilities related to acquisitions completed after January 1, 2009 are presented as cash flows from financing activities. Payments of contingent consideration liabilities related to acquisitions completed prior to January 1, 2009 are presented as cash flows from investing activities.

Our $350 million Line of Credit is guaranteed by substantially all of our subsidiaries and includes a $50 million sub-facility for the issuance of letters of credit and a $25 million sub-facility for swingline loans. In addition, our Line of Credit may be increased to $400 million subject to the satisfaction of specified conditions. At our option, our Line of Credit (other than swingline loans) bears interest at (1) the alternate base rate, which is defined as the higher of (i) the Federal Funds Rate plus one half of 1.0% and (ii) the Wachovia Bank, N.A prime rate or (2) the LIBOR rate, plus, in either case, an applicable margin rate of up to 1.5% based on our consolidated leverage ratio. The Line of Credit is also subject to facility fees based on applicable rates defined in the agreement and the aggregate commitments, regardless of usage. Swingline loans bear interest at the alternate base rate plus the applicable margin. Our Line of Credit matures on September 3, 2013. We are subject to certain covenants and restrictions specified in our Line of Credit, including covenants that require us to maintain a minimum fixed charge coverage ratio and to not exceed a specified consolidated leverage ratio, to comply with laws, and restrict us from paying dividends and making certain other distributions, as specified therein. Failure to comply with these covenants would constitute an event of default under our Line of Credit, notwithstanding our ability to meet our debt service obligations. Our Line of Credit includes various customary remedies for the lenders following an event of default.

At June 30, 2010, we had an outstanding principal balance of $58.0 million on our Line of Credit. We also had outstanding letters of credit associated with our professional liability insurance program of $5.9 million which reduced the amount available on our Line of Credit to $286.1 million at June 30, 2010. At June 30, 2010, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under our Line of Credit. Based on our current expectations, we believe we will be in compliance with these covenants throughout 2010.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at June 30, 2010 was $114.1 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our Line of Credit is subject to market risk and interest rate changes. Our Line of Credit bears interest at (1) the alternate base rate, which is defined as the higher of (i) the Federal Funds Rate plus one half of 1.0% and (ii) the Wachovia Bank, N.A. prime rate or (2) the LIBOR rate, plus, in either case, an applicable margin rate of up to 1.5% based on our consolidated leverage ratio. The outstanding principal balance on our Line of Credit was $58.0 million at June 30, 2010. Considering the total outstanding balance of $58.0 million, a 1.0% change in interest rates would result in an impact to income before taxes of approximately $0.6 million per year.

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

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In July 2007, the Audit Committee of our Board of Directors concluded a comprehensive review of our historical practices related to the granting of stock options. In connection with the review, we had discussions with the U.S. Attorney’s office for the Southern District of Florida concerning the matters covered by the review and, in response to a subpoena received in December 2007, provided the office with various documents and information related to our stock option granting practices. Although we intend to continue full cooperation with the U.S. Attorney’s office, we cannot predict the outcome of this matter.

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

Failure to comply with our duties under the Corporate Integrity Agreement could result in substantial monetary penalties and in the case of a material breach, could even result in us being excluded from participating in FHC Programs. We believe that we were in compliance with the Corporate Integrity Agreement as of June 30, 2010.

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

MEDNAX, INC.

Date: August 3, 2010	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2010	By:	/s/ Vivian Lopez-Blanco
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