Form 10-Q/A
period 2010-06-30
MEDNAX, INC.
filed 2010-08-31
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

MEDNAX, INC.

EXPLANATORY NOTE

This Amendment No. 1 to the MEDNAX, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2010 (the “Form 10-Q”) is being filed solely for the purpose of furnishing the interactive data files as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides financial information from the Form 10-Q, formatted in extensible business reporting language. No other changes have been made to the Form 10-Q. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the original filing.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II - OTHER INFORMATION

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDNAX, INC.

Date: August 31, 2010	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 31, 2010	By:	/s/ Vivian Lopez-Blanco
Vivian Lopez-Blanco
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS++	XBRL Instance Document.

101.SCH++	XBRL Taxonomy Extension Schema Document.

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Previously filed as an exhibit to MEDNAX, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.
++	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.