Form 10-Q
period 2010-09-30
MEDNAX, INC.
filed 2010-11-03
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

On October 29, 2010, the registrant had outstanding 47,689,220 shares of Common Stock, par value $.01 per share.

MEDNAX, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDNAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$61,387	$26,503
Short-term investments	14,220	5,380
Accounts receivable, net	174,722	164,444
Prepaid expenses	5,051	5,102
Income taxes receivable	—	5,704
Deferred income taxes	72,995	72,434
Other assets	5,602	13,098

Total current assets	333,977	292,665
Investments	29,473	28,491
Property and equipment, net	44,043	43,272
Goodwill	1,340,473	1,270,137
Other assets, net	53,033	54,785

Total assets	$1,800,999	$1,689,350

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$299,245	$346,470
Current portion of long-term debt and capital lease obligations	158	234
Income taxes payable	11,839	—

Total current liabilities	311,242	346,704
Line of credit	—	50,000
Long-term debt and capital lease obligations	84	209
Deferred income taxes	66,247	59,454
Other liabilities	50,105	42,885

Total liabilities	427,678	499,252

Commitments and contingencies

Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 100,000 shares authorized; 47,649 and 46,963 shares issued and outstanding, respectively	476	470
Additional paid-in capital	638,761	604,435
Retained earnings	734,084	585,193

Total shareholders’ equity	1,373,321	1,190,098

Total liabilities and shareholders’ equity	$1,800,999	$1,689,350

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net patient service revenue	$351,058	$331,276	$1,033,079	$954,976

Operating expenses:
Practice salaries and benefits	211,884	198,229	634,048	583,993
Practice supplies and other operating expenses	13,980	13,100	41,137	38,539
General and administrative expenses	37,499	37,648	114,762	110,593
Depreciation and amortization	6,321	3,956	16,107	12,106

Total operating expenses	269,684	252,933	806,054	745,231

Income from operations	81,374	78,343	227,025	209,745
Investment income	438	430	1,107	1,300
Interest expense	(481)	(570)	(2,309)	(2,405)

Income before income taxes	81,331	78,203	225,823	208,640
Income tax provision	20,061	30,069	76,932	83,237

Net income	$61,270	$48,134	$148,891	$125,403

Per common and common equivalent share data:

Net income:
Basic	$1.31	$1.05	$3.20	$2.76

Diluted	$1.29	$1.03	$3.14	$2.71

Weighted average shares:
Basic	46,788	45,663	46,535	45,460

Diluted	47,482	46,664	47,426	46,279

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$148,891	$125,403
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	16,107	12,106
Accretion of contingent consideration liabilities	717	94
Stock-based compensation expense	19,099	17,886
Deferred income taxes	6,232	(1,764)
Changes in assets and liabilities:
Accounts receivable	(10,278)	(1,628)
Prepaid expenses and other assets	3,632	(1,229)
Other assets	(1,087)	439
Accounts payable and accrued expenses	(45,410)	13,033
Income taxes payable	17,558	1,452
Other liabilities	18	2,664

Net cash provided from operating activities	155,479	168,456

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(64,136)	(103,371)
Purchases of investments	(21,422)	(19,601)
Proceeds from sales or maturities of investments	11,600	18,065
Purchases of property and equipment	(10,054)	(10,861)

Net cash used in investing activities	(84,012)	(115,768)

Cash flows from financing activities:
Payments on line of credit	(409,500)	(386,500)
Borrowings on line of credit	359,500	332,500
Payment of contingent consideration liability	(1,600)	—
Payments on long-term debt and capital lease obligations	(201)	(245)
Excess tax benefit from exercises of stock options and vesting of restricted stock	2,253	877
Excess tax benefit related to resolution of income tax matters	3,394	—
Proceeds from issuance of common stock	9,571	7,199

Net cash used in financing activities	(36,583)	(46,169)

Net increase in cash and cash equivalents	34,884	6,519
Cash and cash equivalents at beginning of period	26,503	14,346

Cash and cash equivalents at end of period	$61,387	$20,865

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

In January 2010, the accounting guidance related to fair value measurements was amended. The amendment requires disclosure of transfers of assets and liabilities into and out of Level 1 and Level 2 of the fair value hierarchy, including the reasons and the timing of the transfers and disclosure of valuation techniques and inputs for assets and liabilities within Level 2 and Level 3 of the fair value hierarchy. Additionally, the guidance requires expanded disclosure about assets and liabilities within Level 3. The new guidance became effective for the Company on January 1, 2010, except for the new guidance related to the expanded Level 3 disclosure, which is effective for periods beginning after December 15, 2010. The Company did not have any transfers in or out of Level 1 and Level 2 fair value measurements during the nine months ended September 30, 2010; therefore, the adoption of the new guidance did not have any impact on the Company’s Condensed Consolidated Financial Statements.

2.	Cash Equivalents and Investments:

Certain cash equivalents carried by the Company are subject to the provisions of the accounting guidance for fair value measurements. Under this guidance, the Company is required to measure the fair value of its financial assets using a three-tier fair value hierarchy. Based on this hierarchy, the Company determined the fair value of its money market funds using quoted market prices, a Level 1 or an observable input as defined under the accounting guidance. As of September 30, 2010 and December 31, 2009, the Company’s cash equivalents consisted entirely of money market funds with a fair value of $10.6 million and $20.2 million, respectively.

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

Investments held at September 30, 2010, and December 31, 2009, are summarized as follows (in thousands):

	September 30, 2010		December 31, 2009
	Short-Term	Long-Term	Short-Term	Long-Term

Municipal debt securities	$13,000	$15,897	$4,880	$24,271
Federal home loan securities	500	13,576	500	3,500
Certificates of deposit	720	—	—	720

	$14,220	$29,473	$5,380	$28,491

3.	Fair Value of Financial Instruments:

In accordance with the accounting guidance for fair value measurements and disclosures, the Company carries its money market funds and the cash surrender value of life insurance related to its deferred compensation arrangements at fair value. Under this guidance, the fair value of these instruments is determined using a three-tier fair value hierarchy. Based on this hierarchy, the Company determined the fair value of its money market funds and the cash surrender value of life insurance using quoted market prices, a Level 1 or an observable input as defined under the accounting guidance for fair value measurements. The investments underlying the cash surrender value of life insurance consist primarily of exchange-traded equity securities and mutual funds with quoted prices in active markets. At September 30, 2010, the Company’s money market funds and the cash surrender value of life insurance had carrying amounts of $10.6 million and $11.8 million, respectively. At December 31, 2009, the Company’s money market funds and the cash surrender value of life insurance had carrying amounts of $20.2 million and $10.7 million, respectively.

The carrying amounts of cash equivalents, short-term investments, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments. The carrying value of long-term investments, long-term debt and capital lease obligations approximates fair value.

4.	Accounts Receivable:

Accounts receivable consists of the following (in thousands):

	September 30, 2010	December 31, 2009

Gross accounts receivable	$564,912	$541,950
Allowance for contractual adjustments and uncollectibles	(390,190)	(377,506)

	$174,722	$164,444

5.	Business Acquisitions:

During the nine months ended September 30, 2010, the Company completed the acquisition of eight physician group practices for total consideration of $63.7 million, consisting of $54.7 million in cash and $9.0 million of contingent consideration. In connection with these acquisitions, the Company recorded goodwill of $60.9 million, other intangible assets consisting primarily of physician and hospital agreements of $2.3 million and fixed assets of $0.5 million. These acquisitions expand the Company’s national network of physician practices. The Company expects to improve the results of these physician practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based upon the significant infrastructure it has developed.

The contingent consideration of $9.0 million recorded during the nine months ended September 30, 2010 is related to an agreement to pay additional amounts based on the achievement of certain performance measures for up to five years ending after the acquisition date. The accrued contingent consideration related to this acquisition was recorded at acquisition-date fair value using the income approach with assumed discount rates ranging from 3.0% to 6.0% over the applicable terms and an assumed payment probability of 100% for each of the applicable years. The range of the undiscounted amount the Company could pay under this contingent consideration agreement is between $0 and $10.5 million.

During the nine months ended September 30, 2010, the Company paid approximately $11.0 million for contingent consideration related to certain prior-period acquisitions, of which $1.6 million was accrued as of December 31, 2009. The Company expects that approximately $68.7 million of the $70.3 million of goodwill recorded during the nine months ended September 30, 2010 will be deductible for tax purposes.

The results of operations of the eight practices acquired during the nine months ended September 30, 2010 have been included in the Company’s Condensed Consolidated Financial Statements from their respective dates of acquisition. The following unaudited pro forma information combines the consolidated results of operations of the Company and the acquisitions completed during 2010 and 2009 as if the transactions had occurred at the beginning of the respective periods (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net patient service revenue	$351,248	$349,926	$1,040,511	$1,027,844
Net income	$61,290	$50,958	$150,673	$138,600
Net income per share:
Basic	$1.31	$1.12	$3.24	$3.05
Diluted	$1.29	$1.09	$3.18	$2.99

The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

6.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2010	December 31, 2009

Accounts payable	$8,216	$11,199
Accrued professional liability risks	115,241	109,628
Accrued salaries and bonuses	103,977	144,827
Accrual for uncertain tax positions	29,736	40,859
Accrued payroll taxes and benefits	26,564	22,600
Other accrued expenses	15,511	17,357

	$299,245	$346,470

The net decrease in accrued salaries and bonuses of $40.8 million, from $144.8 million at December 31, 2009 to $104.0 million at September 30, 2010, is primarily due to the payment of performance-based incentive compensation during the first quarter of 2010, partially offset by performance-based incentive compensation accrued during the nine months ended September 30, 2010. A majority of the Company’s payments for performance-based incentive compensation is paid annually in the first quarter of each year.

The accrual for uncertain tax positions, which represents the current portion of reserves for uncertain tax positions including interest and penalties, decreased by $11.2 million, from $40.9 million at December 31, 2009 to $29.7 million at September 30, 2010, of which $10.5 million relates to the resolution of certain income tax matters that were under review with taxing authorities. See Note 7 for more information on the Company’s uncertain tax positions.

7.	Income Taxes:

As of September 30, 2010 and December 31, 2009, the Company’s total liability for uncertain tax positions, excluding interest and penalties, was $41.3 million and $49.4 million, respectively. The following table summarizes the activity related to the Company’s gross unrecognized tax benefits for the nine months ended September 30, 2010 (in thousands):

Nine Months Ended September 30, 2010

Balance at December 31, 2009	$49,416
Increases related to prior year tax positions	374
Decreases related to prior year tax positions	(9,569)
Increases related to current year tax positions	1,696
Settlements	(605)

Balance at September 30, 2010	$41,312

During the third quarter of 2010, the Company reached a resolution with taxing authorities on certain income tax matters that were under review. In connection with this resolution, the Company recorded a reduction in reserves for uncertain tax positions of $9.6 million, excluding interest of $4.7 million and also recorded a reduction in its income tax provision of $10.9 million. In addition, the resolution resulted in an increase in additional paid-in capital of $3.4 million for excess tax benefits related to stock-based awards, which increased the Company’s cash flow from financing activities.

The Company’s effective income tax rate was 24.7% and 34.1% for the three and nine months ended September 30, 2010, as compared to 38.4% and 39.9% for the same periods in 2009. The net decrease in the Company’s effective income tax rate in both periods was primarily related to the $10.9 million reduction in its income tax provision resulting from the resolution of certain matters that were under review with taxing authorities.

The Company anticipates that it is reasonably possible that approximately $29.5 million of the liability for uncertain tax positions related to certain temporary differences could be reclassified to deferred taxes payable over the next 12 months. In addition, the Company’s liability for uncertain tax positions could be increased over the next 12 months by approximately $1.0 million, excluding accrued interest.

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

The calculation of shares used in the basic and diluted net income per share calculation for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average number of common shares outstanding	46,788	45,663	46,535	45,460
Weighted average number of dilutive common share equivalents	694	1,001	891	819

Weighted average number of common and common equivalent shares outstanding	47,482	46,664	47,426	46,279

Antidilutive securities not included in the dilutive earnings per share calculation	1,382	1,400	737	2,530

9.	Stock Incentive Plans and Stock Purchase Plans:

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

Under the 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards vest on a cliff basis over a term of five years upon the fulfillment of specified service-based and performance-based conditions. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the nine months ended September 30, 2010, the Company granted 436,756 shares of restricted stock and 60,747 stock options to its employees under the Stock Incentive Plans. At September 30, 2010, the Company had approximately 2.2 million shares available for future grants and awards under the Stock Incentive Plans.

In September 2008, the Company’s shareholders approved an amendment to the Company’s 1996 Non-Qualified Employee Stock Purchase Plan (the “Non-Qualified Plan”) to increase the number of shares issuable under the Non-Qualified Plan from 1.5 million to 2.5 million shares. The approved amendment also expanded participation in the Non-Qualified Plan to all employees who formerly participated in the 1996 Qualified Employee Stock Purchase Plan, which was terminated in August 2008. Under the Non-Qualified Plan, employees are permitted to purchase the Company’s common stock at 85% of market value on January 1st, April 1st, July 1st and October 1st of each year. During the nine months ended September 30, 2010, 96,904 shares were issued under the Non-Qualified Plan. At September 30, 2010, the Company had approximately 705,000 shares reserved for issuance under the Non-Qualified Plan.

During the three and nine months ended September 30, 2010 and 2009, the Company recognized approximately $6.7 million and $19.1 million, and $6.5 million and $17.9 million, respectively, of stock-based compensation expense related to the Stock Incentive Plans and the Non-Qualified Plan. The excess tax benefit recognized in additional paid-in capital related to the exercise of stock options and the vesting of restricted stock for the three and nine months ended September 30, 2010 was approximately $0.1 million and $2.3 million, respectively.

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

In September 2006, the Company entered into a settlement agreement with the Department of Justice and a relator who initiated a “qui tam” complaint against the Company relating to its billing practices for services provided from January 1996 through December 1999 that were reimbursed by Medicaid, the Federal Employees Health Benefit program, and the United States Department of Defense’s TRICARE program for military dependents and retirees (“Settlement Agreement”). As part of the Settlement Agreement, the Company is under a five-year Corporate Integrity Agreement with the Office of Inspector General of the Department of Health and Human Services (the “OIG”). The Corporate Integrity Agreement acknowledges the existence of the Company’s comprehensive Compliance Plan, which provides for policies and procedures aimed at promoting the Company’s adherence with FHC Program requirements and requires the Company to maintain the Compliance Plan in full operation for the term of the Corporate Integrity Agreement. In addition, the Corporate Integrity Agreement requires, among other things, that the Company must comply with the following integrity obligations during the term of the Corporate Integrity Agreement:

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

Failure to comply with the Company’s duties under the Corporate Integrity Agreement could result in substantial monetary penalties and in the case of a material breach, could even result in the Company being excluded from participating in FHC Programs. Management believes that the Company was in compliance with the Corporate Integrity Agreement as of September 30, 2010.

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

11.	Subsequent Events:

Since September 30, 2010, the Company completed the acquisition of two anesthesiology physician practices. Total consideration paid for these practices was $244.0 million using cash on hand and proceeds from the Company’s revolving credit facility. The allocation of the purchase price for each acquisition will be based on the fair value of assets acquired and liabilities assumed as of the dates the acquisitions were completed. A majority of the purchase price of each acquisition will be allocated to goodwill.

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

Healthcare is an area of rapid regulatory change. Changes in the laws and regulations and new interpretations of existing laws and regulations may further affect reimbursement amounts paid by federal, state and other third-party payors. We cannot predict with any assurance the ultimate effect of the Healthcare Reform Act on our Company, nor can we provide any assurance that its provisions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

The United States continues to experience an economic slowdown. As a result of the slowdown, the number of unemployed workers remains significant, and the capital and credit markets continue to be impacted. During the first nine months of 2010, our business continued to be affected by a shift toward government-sponsored programs. There could be additional shifts toward government-sponsored programs and declines in patient volumes if economic conditions in the United States do not improve or deteriorate further. Payments received from government-sponsored programs are substantially less than payments received from commercial payors for equivalent services. As a consequence of the economic slowdown, many states continue to experience lower than anticipated revenue and continue to face significant budget shortfalls. These shortfalls could lead to reduced or delayed funding for state Medicaid programs and, in turn, reduced or delayed reimbursement for physician services.

During the nine months ended September 30, 2010, we completed the acquisition of eight physician group practices consisting of six neonatology practices, one maternal-fetal medicine practice and one pediatric cardiology practice. During the nine months ended September 30, 2009, we completed the acquisition of eight physician practices consisting of five neonatology practices, one multi-state pediatric subspecialty group, one maternal-fetal practice and one pediatric cardiology practice. Based on past results, we expect that we can improve the results of these practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as operating and cost savings, based upon the significant infrastructure we have developed.

Our results of operations for the nine months ended September 30, 2010 and 2009 include the results of operations for these physician group practices from their respective dates of acquisition and therefore are not comparable in some respects.

The following discussion contains forward-looking statements. Please see the Company’s most recent Annual Report on Form 10-K, including Item 1A, Risk Factors, for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. In addition, please see “Caution Concerning Forward-Looking Statements” below.

Results of Operations

Three Months Ended September 30, 2010 as Compared to Three Months Ended September 30, 2009

Our net patient service revenue increased $19.8 million, or 6.0%, to $351.1 million for the three months ended September 30, 2010, as compared to $331.3 million for the same period in 2009. Of this $19.8 million increase, $17.2 million, or 86.9%, was attributable to revenue generated from acquisitions completed after June 30, 2009. Same-unit net patient service revenue increased $2.6 million, or 0.8%, for the three months ended September 30, 2010. The change in same-unit net patient service revenue was the result of a net increase in revenue of approximately $2.4 million, or 0.7%, related to pricing and reimbursement factors and a net increase of $0.2 million, or 0.1%, from higher overall patient service volumes across our specialties. The net increase in revenue of $2.4 million related to pricing and reimbursement factors was primarily due to improved managed care contracting and the flow through of revenue from modest price increases, partially offset by a decrease in revenue caused by an increase in the percentage of our patients being enrolled in government-sponsored programs. Payments received from government-sponsored programs are substantially less than payments received from commercial insurance payors for equivalent services. The net increase in revenue of $0.2 million from higher patient service volumes includes a decrease of $1.1 million from a 0.6% decline in neonatal intensive care unit patient days and a net increase of $1.3 million primarily from volume growth in our anesthesiology and pediatric cardiology services, partially offset by volume declines in our maternal-fetal medicine subspecialty. Same units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased $13.7 million, or 6.9%, to $211.9 million for the three months ended September 30, 2010, as compared to $198.2 million for the same period in 2009. This $13.7 million increase was primarily attributable to increased costs associated with new physicians and other staff to support acquisition-related growth and growth at existing units, slightly offset by a decrease in incentive compensation based on physician-practice operational results.

Practice supplies and other operating expenses increased $0.9 million, or 6.7%, to $14.0 million for the three months ended September 30, 2010, as compared to $13.1 million for the same period in 2009. The increase was attributable to practice supply and other costs of $0.7 million related to hospital-based and hearing screen program acquisitions and rent, medical supply and other costs of $0.4 million related to our office-based acquisitions, partially offset by a decrease of $0.2 million in practice supply and other costs at our existing units.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses decreased $0.1 million, or 0.4%, to $37.5 million for the three months ended September 30, 2010, as compared to $37.6 million for the same period in 2009. General and administrative expenses as a percentage of net patient service revenue decreased to 10.7% for the three months ended September 30, 2010, as compared to 11.4% for the three months ended September 30, 2009, due to continued administrative efficiencies including the integration of billing services related to our anesthesiology practices.

Depreciation and amortization expense increased by $2.3 million, or 59.8%, to $6.3 million for the three months ended September 30, 2010, as compared to $4.0 million for the same period in 2009. Amortization expense for the three months ended September 30, 2010 includes approximately $1.2 million of accelerated amortization related to the termination of a hospital contract associated with a prior acquisition. The remaining increase was primarily attributable to the amortization of intangible assets related to acquisitions and the depreciation of fixed asset additions.

Income from operations increased $3.0 million, or 3.9%, to $81.4 million for the three months ended September 30, 2010, as compared to $78.3 million for the same period in 2009. Our operating margin decreased to 23.2% for the three months ended September 30, 2010, as compared to 23.7% for the same period in 2009. This decrease of 47 basis points was primarily due to lower growth in same-unit net patient service revenue and an increase in amortization expense, partially offset by administrative expense management.

We recorded net interest expense of $43,000 for the three months ended September 30, 2010, as compared to $140,000 for the same period in 2009. The decrease in net interest expense was primarily due to lower average borrowings under our $350 million revolving credit facility (“Line of Credit”), partially offset by accretion related to our contingent consideration liabilities. Interest expense for the three months ended September 30, 2010 and 2009, consisted primarily of accretion expense and interest charges, commitment fees and amortized debt costs associated with our Line of Credit.

Our effective income tax rate was 24.7% for the three months ended September 30, 2010, as compared to 38.4% for the same period in 2009. The net decrease in our effective income tax rate was primarily related to a $10.9 million reduction in our income tax provision resulting from the resolution of certain matters that were under review with taxing authorities. Excluding the favorable impact of the tax matters resolution, our effective income tax rate was 38.1% for the three months ended September 30, 2010. We believe that excluding the favorable impact from the tax matters resolution provides a more comparable effective income tax rate.

Net income increased by 27.3% to $61.3 million for the three months ended September 30, 2010, as compared to $48.1 million for the same period in 2009.

Diluted net income per common and common equivalent share was $1.29 on weighted average shares outstanding of 47.5 million for the three months ended September 30, 2010, as compared to $1.03 on weighted average shares outstanding of 46.7 million for the same period in 2009.

Nine Months Ended September 30, 2010 as Compared to Nine Months Ended September 30, 2009

Our net patient service revenue increased $78.1 million, or 8.2%, to $1.03 billion for the nine months ended September 30, 2010, as compared to $955.0 million for the same period in 2009. Of this $78.1 million increase, $61.6 million, or 78.9%, was attributable to revenue generated from acquisitions completed after December 31, 2008. Same-unit net patient service revenue increased $16.6 million, or 1.8%, for the nine months ended September 30, 2010. The change in same-unit net patient service revenue was the net result of increased revenue of approximately $18.4 million, or 2.0%, related to pricing and reimbursement factors, partially offset by a net decrease of $1.8 million, or 0.2%, from lower overall patient service volumes across our specialties. The net increase in revenue of $18.4 million related to pricing and reimbursement factors was primarily due to improved managed care contracting and the flow through of revenue from modest price increases partially offset by a decrease in revenue caused by an increase in the percentage of our patients being enrolled in government-sponsored programs. Payments received from government-sponsored programs are substantially less than payments received from commercial insurance payors for equivalent services. The net decrease in revenue of $1.8 million from lower patient service volumes includes a decrease of $2.1 million from a 0.4% decline in neonatal intensive care unit patient days and a decrease of $2.5 million from volume declines in our maternal-fetal medicine subspecialty and other services, partially offset by an increase of $2.8 million from volume growth in our pediatric cardiology and anesthesiology services. Same units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased $50.0 million, or 8.6%, to $634.0 million for the nine months ended September 30, 2010, as compared to $584.0 million for the same period in 2009. This $50.0 million increase was primarily attributable to increased costs associated with new physicians and other staff to support acquisition-related growth and growth at existing units slightly offset by a decrease in incentive compensation based on physician-practice operational results.

Practice supplies and other operating expenses increased $2.6 million, or 6.7%, to $41.1 million for the nine months ended September 30, 2010, as compared to $38.5 million for the same period in 2009. The increase was attributable to practice supply and other costs of $1.7 million related to hospital-based and hearing screen program acquisitions and rent, medical supply and other costs of $1.0 million related to our office-based acquisitions, partially offset by a decrease of $0.1 million in practice supply and other costs at our existing units.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $4.2 million, or 3.8%, to $114.8 million for the nine months ended September 30, 2010, as compared to $110.6 million for the same period in 2009. This increase of $4.2 million is attributable to salaries, benefits and other general and administrative costs related to the overall growth of the Company. General and administrative expenses as a percentage of net patient service revenue decreased to 11.1% for the nine months ended September 30, 2010 from 11.6% for the nine months ended September 30, 2009. General and administrative expense growth was at a rate considerably slower than the rate of revenue growth primarily due to administrative efficiencies including the integration of billing services related to our anesthesiology practices.

Depreciation and amortization expense increased by $4.0 million, or 33.0%, to $16.1 million for the nine months ended September 30, 2010, as compared to $12.1 million for the same period in 2009. Amortization expense for the nine months ended September 30, 2010 includes approximately $1.2 million of accelerated amortization related to the termination of a hospital contract associated with a prior acquisition. The remaining increase was primarily attributable to the amortization of intangible assets related to acquisitions and the depreciation of fixed asset additions.

Income from operations increased $17.3 million, or 8.2%, to $227.0 million for the nine months ended September 30, 2010, as compared to $209.7 million for the same period in 2009. Our operating margin was 22.0% for the nine months ended September 30, 2010 and 2009.

We recorded net interest expense of $1.2 million for the nine months ended September 30, 2010, as compared to $1.1 million for the same period in 2009. The increase in net interest expense was primarily due to accretion related to our contingent consideration liabilities combined with a lower rate of return on our investments, almost entirely offset by a decrease in interest expense due to lower average borrowings under our Line of Credit. Interest expense for the nine months ended September 30, 2010 and 2009, consisted primarily of interest charges, commitment fees and amortized debt costs associated with our Line of Credit and accretion expense.

Our effective income tax rate was 34.1% for the nine months ended September 30, 2010, as compared to 39.9% for the same period in 2009. The net decrease in our effective income tax rate is primarily related to a $10.9 million reduction in our income tax provision resulting from the resolution of certain matters that were under review with taxing authorities. In addition, the rate for the nine months ended September 30, 2009 was increased by approximately 0.7% from the net impact of the recognition of a non-deductible loss and a net decrease in reserve requirements related to uncertain tax positions. Excluding the favorable impact of the tax matters resolution, our effective income tax rate was 38.9% for the nine months ended September 30, 2010. We believe that excluding the favorable impact from the tax matters resolution provides a more comparable effective income tax rate.

Net income increased by 18.7% to $148.9 million for the nine months ended September 30, 2010, as compared to $125.4 million for the same period in 2009.

Diluted net income per common and common equivalent share was $3.14 on weighted average shares outstanding of 47.4 million for the nine months ended September 30, 2010, as compared to $2.71 on weighted average shares outstanding of 46.3 million for the same period in 2009.

Liquidity and Capital Resources

As of September 30, 2010, we had $61.4 million of cash and cash equivalents on hand as compared to $26.5 million at December 31, 2009. In addition, we had working capital of $22.7 million at September 30, 2010, an increase of $76.7 million from a working capital deficit of $54.0 million at December 31, 2009. This net increase in working capital is primarily due to year-to-date earnings and proceeds from the issuance of common stock under our stock incentive and stock purchase plans, partially offset by the use of funds for practice acquisition payments and payments on our Line of Credit.

Our net cash provided from operating activities was $155.5 million for the nine months ended September 30, 2010, as compared to net cash provided from operating activities of $168.5 million for the same period in 2009. This $13.0 million net decrease in our cash flow provided from operating activities for the nine months ended September 30, 2010 is primarily due to: (i) a net decrease in cash flow from operations related to changes in the components of our accounts payable and accrued expenses, consisting primarily of changes in our accrued incentive compensation liability; and (ii) a reduction in cash flow from operations related to higher accounts receivable balances from higher net patient service revenue recorded during the nine months ended September 30, 2010; partially offset by (iii) a net improvement in cash flow related to changes in our income tax liabilities, resulting primarily from lower estimated tax payments and (iv) improved operating results.

During the nine months ended September 30, 2010, accounts receivable increased by $10.3 million, as compared to an increase of $1.6 million for the same period in 2009. The net increase in accounts receivable for the nine months ended September 30, 2010 is primarily due to higher net patient service revenue recorded during the period.

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

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO was 45.8 days at September 30, 2010 as compared to 45.4 days at December 31, 2009.

During the nine months ended September 30, 2010, cash used in operating activities related to accounts payable and accrued expenses was $45.4 million, compared to cash provided from operating activities of $13.1 million for the same period in 2009. The net increase in cash used of $58.5 million related to the components of our accounts payable and accrued expenses is primarily due to (i) an increase in our annual payments due under our performance-based incentive compensation program of which a majority of our payments are paid annually in the first quarter of each year; (ii) a decrease in our accruals for performance-based incentive compensation; (iii) an increase in claim payments made under our professional liability insurance policies; and (iv) a decrease in reserves for uncertain tax positions resulting from the resolution of certain matters that were under review with taxing authorities.

During the nine months ended September 30, 2010, our net cash used in investing activities of $84.0 million included physician practice acquisition payments and contingent purchase price payments of $64.1 million, capital expenditures of $10.1 million, and net purchases of $9.8 million related to the purchase and maturity of investments. Our acquisition payments were primarily related to the purchase of six neonatal physician practices, one maternal-fetal medicine practice and one pediatric cardiology practice. Our capital expenditures were for medical equipment, software, leasehold improvements, computer and office equipment, furniture and fixtures and other improvements at our office-based practices and our corporate and regional offices.

During the nine months ended September 30, 2010, our net cash used in financing activities of $36.6 million consisted primarily of net payments on our Line of Credit of $50.0 million and a $1.6 million payment of a contingent consideration liability, partially offset by $9.6 million of proceeds from the exercise of employee stock options and the issuance of common stock under our stock purchase plans, $3.4 million of excess tax benefits related to the resolution of income tax matters and $2.3 million of excess tax benefits related to the exercise of employee stock options and vesting of restricted stock. Under the current accounting guidance for business combinations, payments of contingent consideration liabilities related to acquisitions completed after January 1, 2009 are presented as cash flows from financing activities. Payments of contingent consideration liabilities related to acquisitions completed prior to January 1, 2009 are presented as cash flows from investing activities.

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

At September 30, 2010, we had no outstanding principal balance on our Line of Credit. We had outstanding letters of credit associated with our professional liability insurance program of $5.9 million which reduced the amount available on our Line of Credit to $344.1 million at September 30, 2010. At September 30, 2010, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under our Line of Credit. Based on our current expectations, we believe we will be in compliance with these covenants throughout 2010.

Since September 30, 2010, we acquired two physician practices using proceeds from our Line of Credit and cash on hand. As of the date of this filing, the principal balance outstanding on our Line of Credit was $161.5 million, which represents borrowings to effect these acquisitions, partially offset by repayments.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at September 30, 2010 was $115.2 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our Line of Credit is subject to market risk and interest rate changes. Our Line of Credit bears interest at (1) the alternate base rate, which is defined as the higher of (i) the Federal Funds Rate plus one half of 1.0% and (ii) the Wachovia Bank, N.A. prime rate or (2) the LIBOR rate, plus, in either case, an applicable margin rate of up to 1.5% based on our consolidated leverage ratio. There was no outstanding principal balance on our Line of Credit at September  30, 2010.

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

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2006, we entered into a settlement agreement with the Department of Justice and a relator who initiated a “qui tam” complaint against us relating to our billing practices for services provided from January 1996 through December 1999 that were reimbursed by Medicaid, the Federal Employees Health Benefit program, and the United States Department of Defense’s TRICARE program for military dependents and retirees (“Settlement Agreement”). As part of the Settlement Agreement, we are under a five-year Corporate Integrity Agreement with the OIG. The Corporate Integrity Agreement acknowledges the existence of our comprehensive Compliance Plan, which provides for policies and procedures aimed at promoting our adherence with FHC Program requirements and requires us to maintain the Compliance Plan in full operation for the term of the Corporate Integrity Agreement. In addition, the Corporate Integrity Agreement requires, among other things, that we must comply with the following integrity obligations during the term of the Corporate Integrity Agreement:

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

Failure to comply with our duties under the Corporate Integrity Agreement could result in substantial monetary penalties and in the case of a material breach, could even result in us being excluded from participating in FHC Programs. We believe that we were in compliance with the Corporate Integrity Agreement as of September 30, 2010.

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

MEDNAX, INC.

Date: November 2, 2010	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2010	By:	/s/ Vivian Lopez-Blanco
Vivian Lopez-Blanco
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS++	XBRL Instance Document.

101.SCH++	XBRL Taxonomy Extension Schema Document.

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
++	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.