Form 10-K
period 2010-12-31
MEDNAX, INC.
filed 2011-02-24
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐	Non accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of shares of Common Stock of the registrant held by non-affiliates of the registrant on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,608,769,146 based on a $55.61 closing price per share as reported on the New York Stock Exchange composite transactions list on such date.

The number of shares of Common Stock of the registrant outstanding on February 18, 2011 was 47,983,543.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, with respect to the 2011 Annual Meeting of Shareholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in the Form 10-K, each document incorporated by reference herein is deemed not to be filed as part hereof.

MEDNAX, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2010

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

OVERVIEW

MEDNAX is a leading provider of physician services including newborn, maternal-fetal, pediatric subspecialty, and anesthesia care. At December 31, 2010, our national network comprised 1,675 affiliated physicians, including 968 physicians who provide neonatal clinical care, in 33 states and Puerto Rico, primarily within hospital-based neonatal intensive care units (“NICUs”), to babies born prematurely or with medical complications. We have 172 affiliated physicians who provide maternal-fetal care to expectant mothers experiencing complicated pregnancies and obstetrical hospitalist services in many areas where our affiliated neonatal physicians practice. Our network includes other pediatric subspecialists, including 104 physicians providing pediatric cardiology care, 84 physicians providing pediatric intensive care and 39 physicians providing hospital-based pediatric care. In addition, we have 308 physicians who provide anesthesia care to patients in connection with surgical and other procedures as well as pain management.

MEDNAX, Inc. was incorporated in Florida in 2007 and is the successor to Pediatrix Medical Group, Inc., which was incorporated in Florida in 1979. Our principal executive offices are located at 1301 Concord Terrace, Sunrise, Florida 33323, and our telephone number is (954) 384-0175.

Our Physician Specialties

The following discussion describes our physician specialties and the care that we provide:

•

Neonatal Care. We provide clinical care to babies born prematurely or with complications within specific units at hospitals, primarily NICUs, through a team of experienced neonatal physician subspecialists (“neonatologists”), neonatal nurse practitioners and other pediatric clinicians. Neonatologists are board-certified or eligible-to-apply-for-certification physicians who have extensive education and training for the care of babies born prematurely or with complications that require complex medical treatment. Neonatal nurse practitioners are registered nurses who have advanced training and education in managing the healthcare needs of newborns, infants and their families.

•

Maternal-Fetal Care. We provide outpatient and inpatient clinical care to expectant mothers and their unborn babies through our affiliated maternal-fetal medicine subspecialists, obstetricians and other clinicians, such as maternal-fetal nurse practitioners, certified nurse mid-wives, ultrasonographers and genetic counselors. Maternal-fetal medicine subspecialists are board-certified or eligible-to-apply-for-certification obstetricians who have extensive education and training for the treatment of high-risk expectant mothers and their fetuses. Our affiliated maternal-fetal medicine subspecialists practice primarily in metropolitan areas where we have affiliated neonatologists to provide coordinated care for women with complicated pregnancies whose babies are often admitted to a NICU upon delivery.

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

•

Anesthesia Care. We provide anesthesia care through a team of experienced physician anesthesiologists, certified registered nurse anesthetists (“CRNAs”) and anesthesia assistants (“AAs”). Using the care team approach, anesthesiologists supervise CRNAs and AAs allowing us to provide high quality, cost efficient and service oriented anesthesia care to our patients. Our anesthesiologists are board-certified, or eligible-to-apply-for-certification, physicians who are responsible for administering anesthesia to relieve pain and for managing vital life functions, including breathing, heart rhythm and blood pressure, during surgery. After surgery, they maintain the patient in a comfortable state during recovery and are involved in the provision of critical care medicine in the intensive care unit in urban and community hospitals and surgical centers.

•

Anesthesia Subspecialty Care. In addition to their board certification in anesthesiology, many of our anesthesiologists are board-certified in subspecialties such as obstetrical, critical care, cardiac, pediatric and anesthesia.

•

Pain Management. We also provide acute and chronic pain management services. Postoperative acute pain management is often initiated in the hospital recovery room and may continue for the remainder of the hospital stay. Chronic pain services are offered through outpatient medical offices or hospital clinics. These clinics are staffed with board-certified anesthesiologists, who are also board-certified or eligible-to-apply-for-certification in pain management, who provide patients with a comprehensive evaluation and treatment plan for their pain. These centers provide a full spectrum of care ranging from medical management of pain through minimally invasive interventional procedures.

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

Demand for Our Services

Neonatal Medicine. Of the approximately four million births in the United States annually, we estimate that 12 to 13 percent require NICU admissions. Numerous institutions conduct research to identify potential causes of premature birth and medical complications that often require NICU admissions. Some common contributing factors include the presence of hypertension or diabetes in the mother, lack of prenatal care, complications during pregnancy, drug and alcohol abuse and smoking or poor nutritional habits during pregnancy. Babies admitted to NICUs typically have an illness or condition that requires the care of a neonatologist. Babies who are born prematurely or have a low birth weight often require neonatal intensive care services because of increased risk for medical complications. We believe obstetricians generally prefer to perform deliveries at hospitals that provide a full complement of labor and delivery services, including a NICU staffed by board-certified or eligible-to-apply-for-certification neonatologists. Because obstetrics is a significant source of hospital admissions, hospital administrators have responded to these demands by establishing NICUs and contracting with independent neonatology group practices, such as our affiliated professional contractors, to staff and manage these units. As a result, NICUs within the United States tend to be concentrated in hospitals with a higher volume of births. There are approximately 4,600 board-certified neonatologists in the United States.

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

Other Pediatric Subspecialty Medicine. Other areas of pediatric subspecialty medicine are closely associated with maternal-fetal-newborn medical care. For example, pediatric intensivists are subspecialists who care for critically ill or injured children and adolescents in pediatric intensive care units (“PICUs”). There are approximately 1,400 board-certified pediatric intensivists in the United States. In addition, pediatric hospitalists are pediatricians who provide care in many hospital areas, including labor and delivery and the newborn nursery.

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

Pain Management. According to the American Academy of Pain Medicine, more than 76 million people suffer from pain and 15% of those who suffer from pain will consult with a pain specialist. As the population ages, we believe the number of people suffering from acute or chronic pain will continue to increase. Lifestyle also plays an important part in the demand for pain management services. We believe that the combination of the growing population of people who suffer from pain, the lifestyle expectations of this population and the ability for patients to seek out a pain specialist without having to be referred by a physician will increase the demand for pain management services.

Hospital-Based Care. Hospitals generally must provide cost-effective, quality care in order to enhance their reputations within their communities and desirability to patients, referring and collaborating physicians and third-party payors. In an effort to improve outcomes and manage costs, hospitals typically employ or contract with physician specialists to provide specialized care in many hospital-based units or settings. Hospitals traditionally staff these units or settings through affiliations with local physician groups or independent practitioners. However, management of these units and settings presents significant operational challenges, including variable admissions rates, increased operating costs, complex reimbursement systems and other administrative burdens. As a result, some hospitals choose to contract with physician organizations that have the clinical quality initiatives, information and reimbursement systems and management expertise required to effectively and efficiently operate these units and settings in the current healthcare environment. Demand for hospital-based physician services, including neonatology and anesthesiology, is determined by a national market in which qualified physicians with advanced training compete for hospital contracts.

Practice Administration. Administrative demands and cost containment pressures from a number of sources, principally commercial and government payors, make it increasingly difficult for physicians to effectively manage patient care, remain current on the latest procedures and efficiently administer non-clinical activities. As a result, we believe that physicians remain receptive to being affiliated with larger organizations that reduce administrative burdens, achieve economies of scale and provide value-added clinical research, education and quality initiatives. By relieving many of the burdens associated with the management of a subspecialty group practice, we believe that our practice administration services permit our affiliated physicians to focus on providing quality patient care and thereby contribute to improving patient outcomes, ensuring appropriate length of hospital stays and reducing long-term health system costs. In addition, our national network of affiliated physician practices, modeled around a traditional group practice structure, is managed by a non-clinical professional management team with proven abilities to achieve significant operating efficiencies in providing administrative support systems, interacting with physicians, hospitals and third-party payors, managing information systems and technologies, and complying with laws and regulations.

Our Business Strategy

Our business objective is to enhance our position as a leading provider of physician services. The key elements of our strategy to achieve this objective are:

•

Build upon core competencies. We have developed significant administrative expertise relating to neonatal, maternal-fetal and other pediatric subspecialty services. We have also facilitated the development of a clinical approach to the practice of medicine among our affiliated physicians that includes research, education and quality initiatives intended to advance the practice of neonatology, maternal-fetal, pediatric cardiology medicine and pediatric intensive care, improve the quality of care provided to acutely ill newborns and expectant mothers with pregnancy complications and reduce long-term health system costs. We have begun the development of a clinical data warehouse for our anesthesiology practices by collecting information from our billing and anesthesia record systems. The growth of this program will allow us to establish quality benchmarks for clinical outcomes, patient satisfaction and perioperative efficiencies across our anesthesiology practices.

•

Promote same-unit and organic growth. We seek opportunities for increasing revenue from our hospital- and office-based operations. For example, our affiliated hospital-based neonatal, maternal-fetal and other pediatric physicians are well situated to, and, in some cases, provide physician services in other departments, such as newborn nurseries, or in situations where immediate accessibility to specialized obstetric and pediatric care may be critical. In addition, we market our capabilities to obstetricians, pediatricians and family physicians to attract referrals to our hospital-based units and our office-based practices. We also market the services of our affiliated physicians to other hospitals to attract neonatology transport admissions. In addition, we pursue new contractual arrangements with hospitals where we do not currently provide physician services. We are developing similar opportunities with our affiliated anesthesiologists.

•

Acquire physician practice groups. We continue to seek to expand our operations by acquiring established physician practices in our specialties which include neonatology, maternal-fetal medicine, pediatric cardiology and anesthesiology. We also pursue complementary pediatric subspecialty physician groups, such as pediatric intensivists and pediatric hospitalists. During 2010, we added 15 physician groups to our national network through acquisitions consisting of eight neonatal practices, two maternal-fetal medicine practices, one pediatric cardiology practice, two other pediatric practices, and two anesthesiology practices.

•

Strengthen relationships with our partners. By managing many of the operational challenges associated with physician practices, encouraging clinical research, education and quality initiatives, and promoting timely intervention by our physicians, we believe that our business model is focused on improving the quality of care delivered to patients, promoting the appropriate length of their hospital stays and optimizing efficient use of health system resources. We believe that referring and collaborating physicians, hospitals, third-party payors and patients all benefit to the extent that we are successful in implementing our business model.

OUR PHYSICIAN SERVICES

Neonatal Care

We provide neonatal care to babies born prematurely or with complications within specific hospital units, primarily NICUs, through our network of 968 affiliated neonatal physicians and other related clinical professionals who staff and manage clinical activities at more than 320 NICUs in 33 states and Puerto Rico. We partner with our hospital clients in an effort to enhance the quality of care delivered to premature and sick babies. Some of the nation’s largest and most prestigious hospitals, both not-for-profit and for-profit institutions, retain us to staff and manage their NICUs. Our affiliated neonatologists generally provide 24-hours-a-day, seven-days-a-week coverage in NICUs, support the local referring physician community and are available for consultation in other hospital departments. Our hospital partners benefit from our experience in managing complex intensive care units. Our neonatal physicians interact with colleagues across the country through an internal communications system to draw upon their collective expertise in managing challenging patient-care issues. Our neonatal physicians also work collaboratively with maternal-fetal medicine subspecialists to coordinate care of mothers experiencing complicated pregnancies and their fetuses. We also employ or contract with neonatal nurse practitioners, who work with our affiliated physicians in providing medical care.

Maternal-Fetal Care

We provide outpatient and inpatient maternal-fetal care to expectant mothers with complicated pregnancies and their fetuses through our network of 172 affiliated physicians and other related clinical professionals who provide maternal-fetal medical care. Our affiliated neonatologists practice with maternal-fetal medicine subspecialists to provide coordinated care for expectant mothers with complicated pregnancies whose babies are often admitted to the NICU upon delivery. We believe continuity of treatment from mother and developing fetus during the pregnancy to the newborn upon delivery has improved the clinical outcomes of our patients.

Pediatric Cardiology Care

Our pediatric cardiology practice consists of 104 affiliated physicians and other related clinical professionals who provide specialized cardiac care to the fetus, neonatal and pediatric patients with congenital and acquired heart disorders, as well as adults with congenital heart defects, through scheduled office visits, hospital rounds and immediate consultation in emergency situations. Our affiliated cardiologists work collaboratively with neonatologists and maternal-fetal medicine subspecialists to provide coordinated care.

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

•	Pediatric Intensive Care. We have 84 affiliated physicians who provide clinical care for critically ill or injured children and adolescents. They staff and manage PICUs at 34 hospitals.

•	Pediatric Hospitalists. We have 39 affiliated hospital-based physicians who provide clinical care to acutely ill children at 15 hospitals.

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

•

Newborn Hearing Screening Program. Our affiliated physicians also oversee our newborn hearing screening program. Since we launched this program in 1994, we believe that we have become the largest provider of newborn hearing screening services in the United States. In 2010, we screened over 520,000 babies for potential hearing loss at more than 270 hospitals across the nation. Over 40 states either require newborns to be screened for potential hearing loss before being discharged from the hospital or require that parents be offered the opportunity to submit their newborns to hearing screens. We contract or coordinate with hospitals to provide hearing screening services.

Anesthesia Care

We provide anesthesia care at hospitals, ambulatory surgery centers, and office-based practices with our 308 affiliated anesthesiologists. Following the “care team” model, our physicians work with both practice and hospital employed anesthetists. As an integral part of the surgical team, our anesthesiologists support the surgeons by providing medical care before, during and after surgery so that surgeons may concentrate on the applicable surgery. Our anesthesiologists provide this care by evaluating the patient and consulting with the surgical team before surgery, providing pain control and support of life functions during surgery, supervising care after surgery and discharging the patient from the recovery unit. They also support other departments within the hospital such as labor and delivery, sedation for imaging, and the hospital’s emergency room by providing services as appropriate to patients requiring immediate care. In addition, our physicians provide anesthesia care at ambulatory surgical centers and office-based practices for procedures that require some level of anesthesia.

Pain Management

We provide pain management services in 14 outpatient centers with more than 18 anesthesiologists and eight physician assistants. Our anesthesiologists are board-certified in anesthesiology and board-certified, or eligible-to-apply-for-certification, in pain management. This advanced training and education expands treatment options available for both acute and chronic pain sufferers. The physicians develop treatment plans specific to the patients’ individual needs that include interventional techniques such as trigger point and facet injections, pain pumps, nerve stimulators, radiofrequency ablation and catheters as well as medication management.

CLINICAL RESEARCH, EDUCATION AND QUALITY

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

•

Clinical Research. We conduct clinical research to discover ways to improve clinical care for our patients. We share our discoveries throughout the medical community through submissions to peer-reviewed literature.

•

We have completed several multi-center clinical trials. In 2010, we completed a multi-center trial entitled 17-Alpha-Hydroxyprogesterone Caproate (17-OHP) for Reduction of Neonatal Morbidity due to Preterm Birth in Twins & Triplets Pregnancies. A paper on the Triplets portion of the trial was published in the March 2010 issue of the medical journal American Journal of Obstetrics and

Gynecology, and an abstract about the Twins portion of the trial was presented in the first session of the annual Society for Maternal-Fetal Medicine (“SMFM”) meeting. Also in 2010, a poster about our multi-center trial entitled, Amniotic Fluid Tandem Mass Spectrometry for Pregnancies Complicated by Nonimmune Hydrops and Severe Symmetrical Intrauterine Growth Restriction-A Multicenter Prospective Pilot Cohort Study was presented at the SMFM.

•

Several additional multi-center clinical trials are in progress. Two of our trials are focused on improving care for infants: Utility of Genetic Testing in Detection of Late-Onset Hearing Loss has completed enrollment of more than 3,700 infants and is pending publication; and How Illness and Nutritional Support Influence Amino Acid and Acylcarnitine Profiles in Premature Neonates, one of the largest prospective trials related to premature infant nutrition ever conducted has reached an enrollment of 920 out of a prospective 1,000 infants. This trial continues our research on important uses of proteomic evaluation of premature infants, which involves the identification of proteins and the determination of their role in the body. In addition, we continue several collaborative trials, including a sponsored multi-center trial that examines novel diagnostic approaches to the diagnosis of fetal aneuploidy (a condition involving the occurrence of one or more extra or missing chromosomes).

•

We also continue to publish research based on data from our clinical information systems. In 2009 and 2010, 18 papers were published as a result of this research, including: New intrauterine growth curves based on United States data, which was published in the medical journal Pediatrics; The changing pattern of inhaled nitric oxide use in the neonatal intensive care unit, which was published in Journal of Perinatology; and Increasing Supplemental Thyroid Hormone Use among Premature Infants Born at 23 to 32 Weeks’ Gestation, also published in Journal of Perinatology.

•

Continuous Quality Improvement. As part of our dedication to improving quality across our affiliated practices, we provide our clinicians with powerful information resources. Our physicians have access to accumulated data and robust software tools that enable them to compare their practices to our national practice network across a variety of activity and outcome metrics. From these comparisons, our physicians can identify areas for improvement, and then systematically monitor, study, learn, and implement change. We believe that our initiatives in continuous quality improvement have contributed to better patient care. One of our efforts in neonatal care resulted in a significant reduction in the duration and frequency of antibiotic utilization in the NICU. Other projects include: optimization of weight gain among very low birth weight infants; focus on increasing the use of breast milk; and reduction in the frequency of red blood cell transfusions in premature infants. Our “100,000 Babies Campaign” is focused on the delivery of care in NICUs generally with improved clinical outcomes as a result. One of the current efforts in this project has been directed at reducing catheter-related blood stream infections in neonates, and has resulted in a reduction in infection rates. Continuous quality improvement initiatives are underway for our other physician specialties. For example, in anesthesia care, several internal programs are being evaluated to provide standardized clinical outcome reporting, trend analysis and threshold performance. In addition, our anesthesiologists are leading several hospital sponsored patient safety initiatives. Our anesthesiologists are also evaluating our role in creating high performance surgical teams through innovative programs such as simulation centers and reenactment capabilities. Some of our prior continuous quality initiatives have resulted in published research papers.

•

Continuing Medical Education. We also make extensive physician continuing medical education and continuing nursing education resources available to our affiliated clinicians in an effort to ensure that they have access to current treatment methodologies. As an accredited provider for clinicians, we offer live continuing medical education through what we believe is one of the premier conferences in neonatal medicine—NEO: The Conference for Neonatology, which we launched in 2007. In 2010, we launched our Specialty Review in Neonatology/Perinatology 2.0 course, which provides a broad review of the entire subspecialty of neonatal medicine and will be held annually. We have also held meetings in maternal-fetal medicine in 2010 and will be supporting the World Symposium of Perinatal Medicine in 2011. In addition to live educational opportunities, we also offer online education through “Pediatrix University—A University Without Walls®,” an interactive educational website, which we continue to enhance with live presentations that are recorded at our various in person conferences.

•

Patient Safety Organization. We have established a federally qualified Patient Safety Organization (“PSO”), the mission of which is to improve quality and safety of care through the collection and analysis of data related to patient events. Our PSO encourages the development and dissemination of information regarding best practices and supports our dedication to clinical research and continuous quality improvement.

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

•

Unit Management. We appoint a senior physician practicing medicine in each NICU, PICU, maternal-fetal, pediatric cardiology, anesthesia practice and other subspecialty practice that we manage to act as our medical director for that unit or practice. Each medical director is responsible for the overall management of his or her unit or practice, including staffing and scheduling, quality of care, professional discipline, utilization review, coordinating physician recruitment, and monitoring the financial success within the unit or practice. Medical directors also serve as a liaison with hospital administration, other physicians and the community.

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

•

Recruiting and Credentialing. We have significant experience in locating, qualifying, recruiting and retaining experienced physicians. We maintain an extensive nationwide database of maternal-fetal, neonatal and other pediatric subspecialty physicians and are continuing to develop such a database for anesthesiologists. Our medical directors and physician management play a central role in the recruiting and interviewing process before candidates are introduced to other practice group physicians and hospital administrators. We verify the credentials, licenses and references of all prospective affiliated physician candidates. In addition to our database of physicians, we recruit nationally through trade advertising, referrals from our affiliated physicians and attendance at conferences.

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

OUR INFORMATION SYSTEMS

We maintain several information systems to support our day-to-day operations and ongoing clinical research and business analysis. Since inception, our clinical information systems have accumulated clinical information from more than 13 million daily progress records relating to over 700,000 discharged patients.

•

BabySteps®. BabySteps is an electronic health record system used by our affiliated neonatal physicians to record clinical progress notes electronically and provides a decision tree to assist them in certain situations with the selection of appropriate billing codes. We are currently in the process of certifying BabySteps as a module through the Certification Commission for Health Information Technology (“CCHIT®”), an Office of the National Coordinator—Authorized Testing and Certification Body (“ONC-ATCB”), in accordance with the applicable hospital certification criteria adopted by the Secretary of Health and Human Services that support the Stage 1 meaningful use measures required to qualify eligible providers and hospitals under the American Recovery and Reinvestment Act (“ARRA”).

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

•

Nextgen®. We have licensed the Nextgen Electronic Medical Record (“EMR”) and Electronic Patient Management (“EPM”) system for our office-based maternal-fetal and pediatric cardiology physicians to record clinical documentation related to their patients and manage the revenue cycle for our office-based practices. This system has the ability to provide benefits to our office-based practices that are similar to what BabySteps provides to our neonatology practices, including decision trees to assist physicians with the selection of appropriate billing codes, promotion of consistent documentation, and data for research and education. We are currently in the process of implementing EMR and EPM in all of our office-based maternal-fetal and pediatric cardiology practices. The 5.6 version of our Nextgen system was certified as a Complete Electronic Health Record (“EHR”) system on December 1, 2010 by CCHIT, in accordance with the applicable certification criteria adopted by the Secretary of Health and Human Services that support the Stage 1 meaningful use measures required to qualify eligible providers and hospitals for funding under the ARRA.

•

Pediatrix University®. In addition to providing continuing education, our Pediatrix University also functions as a “virtual doctors’ lounge,” enabling physicians around the country to discuss difficult or unusual cases with one another. It also provides a rich source of ongoing medical education in neonatology and maternal-fetal medicine.

Our management information systems are also an integral element of the billing and reimbursement process. We maintain systems that provide for electronic data interchange with payors that accept electronic submission, including electronic claims submission, insurance benefits verification and claims processing and remittance advice, which enable us to track numerous and diverse third-party payor relationships and payment methods. Our information systems provide scalability and flexibility as payor groups upgrade their payment and reimbursement systems. We continually seek improvements to our systems to expedite the overall process, streamlining information gathering from our clinical systems through to improving efficiencies in the reimbursement process.

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

Under our contracts with hospitals, we have the responsibility to manage, in many cases exclusively, the provision of physician services for hospital-based units, such as NICUs, and other hospital settings. We typically are responsible for billing patients and third-party payors for services rendered by our affiliated physicians separately from other related charges billed by the hospital or other physicians to the same payors. Some of our hospital contracts require hospitals to pay us administrative fees. Some contracts provide for fees if the hospital does not generate sufficient patient volume in order to guarantee that we receive a specified minimum revenue level. We also receive fees from hospitals for administrative services performed by our affiliated physicians providing medical director services at the hospital. Administrative fees accounted for approximately 6% of our net patient service revenue during 2010. Our contracts with hospitals also generally require us to indemnify them and their affiliates for losses resulting from the negligence of our affiliated physicians. Our hospital contracts typically have terms of one to three years which can be terminated without cause by either party upon prior written notice, and renew automatically for additional terms of one to three years unless terminated early by any party. While we have in most cases been able to renew these arrangements, hospitals may cancel or not renew our arrangements, or reduce or eliminate our administrative fees in the future.

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

We receive compensation for professional services provided by our affiliated physicians to patients based upon rates for specific services provided, principally from third-party payors. Our billed charges are substantially the same for all parties in a particular geographic area, regardless of the party responsible for paying the bill for our services. A significant portion of our net patient service revenue is received from government-sponsored plans, principally state Medicaid programs. Medicaid programs pay for medical and health-related services for certain individuals and families with low incomes and resources and are jointly funded by the federal government and state governments. Medicaid programs can be either standard fee-for-service payment programs or managed care programs in which states have contracted with health insurance companies to run local or state-wide health plans with features similar to health maintenance organizations. Our compensation rates under standard Medicaid programs are established by state governments and are not negotiated. Rates under Medicaid managed care programs are negotiated but are similar to rates established under standard Medicaid programs. Although Medicaid rates vary across the states, these rates are generally much lower in comparison to private sector health plan rates. See Item 1A. Risk Factors—“State budgetary constraints could have an adverse effect on our reimbursement from Medicaid programs.”

Medicare is a health insurance program primarily for individuals 65 years of age and older, certain younger people with disabilities and people with end-stage renal disease. The program is provided without regard to income or assets and offers beneficiaries different ways to obtain their medical benefits. The most common option selected today by Medicare beneficiaries is the traditional fee-for-service payment system and the other options include managed care, preferred provider organizations, private fee-for-service and specialty plans. Medicare compensation rates are generally much lower in comparison to private-sector health plans. Because we provide anesthesia services to a wide array of patients, including Medicare beneficiaries, a portion of our patients’ services are reimbursed by Medicare.

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

Our affiliated professional contractors employ or contract with physicians to provide clinical services in certain states and Puerto Rico. In most of our affiliated practice groups, each physician has entered into an employment agreement with us or one of our affiliated professional contractors providing for a base salary and incentive bonus eligibility and typically having a term of three to five years. We are typically responsible for billing patients and third-party payors for services rendered by our affiliated physicians and, with respect to services provided in a hospital, separately from other charges billed by hospitals to the same payors. Each physician must hold a valid license to practice medicine in the state in which he or she provides patient care and must become a member of the medical staff, with appropriate privileges, at each hospital at which he or she practices. Substantially all the physicians employed by us or our affiliated professional contractors have agreed not to compete within a specified geographic area for a certain period after termination of employment. Although we believe that the non-competition covenants of our affiliated physicians are reasonable in scope and duration and therefore enforceable under applicable state laws, we cannot predict whether a court or arbitration panel would enforce these covenants. Our hospital contracts also typically require that we and the physicians performing services maintain minimum levels of professional and general liability insurance. We negotiate those policies and contract and pay the premiums for such insurance on behalf of the physicians.

Each of our affiliated professional contractors has entered into a comprehensive management agreement with a subsidiary of MEDNAX, Inc. as manager. These agreements are long-term in nature, and in most cases permanent, subject only to a right of termination by the manager (except in the case of gross negligence, fraud or illegal acts of the manager). Under the terms of these management agreements, the manager is paid for its services based on the performance of the applicable practice group. See “Government Regulation—Fee Splitting; Corporate Practice of Medicine.”

COMPETITION

Competition in our business is generally based upon a number of factors, including reputation, experience and level of care and our affiliated physicians’ ability to provide cost-effective, quality clinical care. The nature of competition for our hospital-based practices, such as neonatology and anesthesia care, differs significantly from competition for our office-based practices. Our hospital-based practices compete nationally with other health services companies and physician groups for hospital contracts and qualified physicians. In some instances, our hospital-based physicians also compete on a more local basis. For example, our neonatologists compete for referrals from local physicians and transports from surrounding hospitals. Our office-based practices, such as maternal-fetal medicine and pediatric cardiology, compete locally for patients with office-based practices in those subspecialties.

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

GOVERNMENT REGULATION

The healthcare industry is governed by a framework of federal and state laws, rules and regulations that are extensive and complex and for which, in many cases, the industry has the benefit of only limited judicial and regulatory interpretation. If we or one of our affiliated practice groups is found to have violated these laws, rules or regulations, our business, financial condition and results of operations could be materially adversely affected. Moreover, the federal healthcare reform legislation signed into law in 2010 contains numerous provisions that may reshape the United States healthcare delivery system, and healthcare reform efforts continue to attract significant legislative interest, legal challenges and public attention that create uncertainty and the potential for additional changes. Healthcare reform implementation, additional legislation or other changes in government regulation may affect our reimbursement, restrict our existing operations, limit the expansion of our business or impose additional compliance requirements and costs, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock. See Item 1A. Risk Factors—“New laws, regulations or government policies concerning healthcare reform may have a significant effect on our business.”

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

Fee Splitting; Corporate Practice of Medicine

Many states have laws that prohibit business corporations, such as MDX, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians, or engaging in certain arrangements, such as fee splitting, with physicians. In light of these restrictions, we operate by maintaining long-term management contracts through our subsidiaries with affiliated professional contractors, which employ or contract with physicians to provide physician professional services. Under these arrangements, our manager subsidiaries perform only non-medical administrative services, do not represent that they offer medical services and do not exercise influence or control over the practice of medicine by the physicians employed by the affiliated professional contractors. In states where fee splitting with a business corporation or manager is prohibited, the fees that are received from the affiliated professional contractors have been established on a basis that we believe complies with applicable laws. Although the relevant laws in these states have been subject to limited judicial and regulatory interpretation, we believe that we are in compliance with applicable state laws in relation to the corporate practice of medicine and fee splitting. However, regulatory authorities or other parties, including our affiliated physicians, may assert that, despite these arrangements, we or our manager subsidiaries are engaged in the corporate practice of medicine or that the contractual arrangements with the affiliated professional contractors constitute unlawful fee splitting, in which case we could be subject to civil or criminal penalties, the contracts could be found legally invalid and unenforceable, in whole or in part, or we could be required to restructure our contractual arrangements with our affiliated professional contractors.

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

The fraud and abuse laws include extensive federal and state regulations applicable to our financial relationships with hospitals, referring physicians and other healthcare entities. In particular, the federal anti-kickback statute prohibits the offer, payment, solicitation or receipt of any remuneration in return for either referring Medicaid, Medicare or other FHC Program business, or purchasing, leasing, ordering, or arranging for or recommending any service or item for which payment may be made by an FHC Program. In addition, federal physician self-referral legislation, commonly known as the “Stark Law,” prohibits a physician from ordering certain designated health services reimbursable by Medicare from an entity with which the physician has a prohibited financial relationship. These laws are broadly worded and, in the case of the anti-kickback statute, have been broadly interpreted by federal courts, and potentially subject many healthcare business arrangements to government investigation and prosecution, which can be costly and time consuming.

Violations of these laws are punishable by substantial penalties, including monetary fines, civil penalties, criminal sanctions (in the case of the anti-kickback statute), exclusion from participation in FHC Programs and forfeiture of amounts collected in violation of such laws, any of which could have an adverse effect on our business and results of operations. Many of the states in which we operate also have similar anti-kickback and self-referral laws which are applicable to our government and non-government business and which also authorize substantial penalties for violations.

There are a variety of other types of federal and state fraud and abuse laws, including laws authorizing the imposition of criminal, civil and administrative penalties for filing false or fraudulent claims for reimbursement with government healthcare programs. These laws include the civil False Claims Act (“FCA”), which prohibits the filing of false claims with the federal government or federal government programs, including Medicaid, Medicare, the TRICARE program for military dependents and retirees, and the Federal Employees Health Benefits Program. Substantial civil fines can be imposed for violating the FCA. Furthermore, proving a violation of the FCA requires only that the government show that the individual or company that filed the false claim acted in “reckless disregard” of the truth or falsity of the claim, notwithstanding that there may have been no intent to defraud the government program and no actual knowledge that the claim was false (which typically are required to be shown to sustain a criminal conviction). The FCA also applies to the improper retention of known overpayments and includes “whistleblower” provisions that permit private citizens to sue a claimant on behalf of the government and thereby share in the amounts recovered under the law. In recent years, many cases have been brought against healthcare companies by such “whistleblowers,” which have resulted in judgments or, more often, settlements involving substantial payments to the government by the companies involved. It is anticipated that the number of such actions against healthcare companies will continue to increase with the enactment of a growing number of state false claims acts and certain amendments to the FCA recently enacted by Congress.

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

The civil and administrative false claims statutes are being applied in an increasingly broader range of circumstances. For example, government authorities often argue that claiming reimbursement for services that fail to meet applicable quality standards may, under certain circumstances, violate these statutes. Government authorities also often take the position, now with support from recent amendments to the FCA, that claims for services that were induced by kickbacks, Stark Law violations or other illicit marketing schemes are fraudulent and, therefore, violate the false claims statutes. In addition, we are in the final year of a corporate integrity agreement with the OIG (the “Corporate Integrity Agreement”) in connection with the settlement of a previously disclosed investigation, which creates an additional basis for administrative liability. See “Government Investigations.”

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

In addition, Medicaid, Medicare and other government healthcare programs (such as the TRICARE program) are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments as well as affect the cost of providing services and the timing of payments to providers. Moreover, because these programs generally provide for reimbursement on a fee-schedule basis rather than on a charge-related basis, we generally cannot increase our revenue by increasing the amount we charge for our services. To the extent our costs increase, we may not be able to recover our increased costs from these programs, and cost containment measures and market changes in non-governmental insurance plans have generally restricted our ability to recover, or shift to non-governmental payors, these increased costs. In attempts to limit federal and state spending, there have been, and we expect that there will continue to be, a number of proposals to limit or reduce Medicaid and Medicare reimbursement for various services. Our business may be significantly and adversely affected by any such changes in reimbursement policies and other legislative initiatives aimed at reducing healthcare costs associated with Medicaid, Medicare and other government healthcare programs.

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

In February 2009, Congress enacted the Health Information Technology for Economic and Clinical Health (“HITECH”) Act as part of the ARRA. Among other changes to the law governing patient health information, HITECH strengthens and expands HIPAA, increases penalties for violations, gives patients new rights to restrict uses and disclosures of their health information, and imposes a number of privacy and security requirements directly on our business associates, which are third-parties that perform functions or services for us or on our behalf. Specifically, HITECH requires that covered entities report any unauthorized use or disclosure of individually identifiable health information that meets the definition of a breach, to the affected individuals, HHS, and depending on the number of affected individuals, the media for the affected market. HITECH also authorizes state Attorneys General to bring civil actions in response to violations of HIPAA that threaten the privacy of state residents. As a result, we have made revisions to our privacy policies and procedures designed to be compliant with the HITECH Act requirements.

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

GOVERNMENT INVESTIGATIONS

In September 2006, we entered into a settlement agreement with the Department of Justice and a relator who initiated a “qui tam” complaint against us relating to our billing practices for services provided from January 1996 through December 1999 that were reimbursed by Medicaid, the Federal Employees Health Benefit program, and the United States Department of Defense’s TRICARE program for military dependents and retirees (the “Settlement Agreement”). As part of the Settlement Agreement, we are in the final year of a five-year Corporate Integrity Agreement with the OIG. The Corporate Integrity Agreement acknowledges the existence of our comprehensive Compliance Plan, which provides for policies and procedures aimed at promoting our adherence with FHC Program requirements and requires us to maintain the Compliance Plan in full operation for the term of the Corporate Integrity Agreement. In addition, the Corporate Integrity Agreement requires, among other things, that we must comply with the following integrity obligations during the term of the Corporate Integrity Agreement:

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

Failure to comply with our duties under the Corporate Integrity Agreement could result in substantial monetary penalties and in the case of a material breach, could even result in our being excluded from participating in FHC Programs. We believe that we were in compliance with the Corporate Integrity Agreement as of December 31, 2010.

In July 2007, the Audit Committee of our Board of Directors concluded a comprehensive review of our historical practices related to the granting of stock options. In connection with the review, we had discussions with the U.S. Attorney’s office for the Southern District of Florida concerning the matters covered by the review and, in response to a subpoena received in December 2007, provided the office with various documents and information related to our stock option granting practices. We intend to fully cooperate with the U.S. Attorney’s office if there is any additional activity with respect to this matter. In March 2009, we settled an investigation by the Securities and Exchange Commission relating to this matter by entering into a consent decree.

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

OTHER LEGAL PROCEEDINGS

In the ordinary course of our business, we become involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by our affiliated physicians. Our contracts with hospitals generally require us to indemnify them and their affiliates for losses resulting from the negligence of our affiliated physicians. We may also become subject to other lawsuits that could involve large claims and significant defense costs. We believe, based upon a review of pending actions and proceedings, that the outcome of such legal actions and proceedings will not have a material adverse effect on our business, financial condition or results of operations. The outcome of such actions and proceedings, however, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock.

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

Our business entails an inherent risk of claims of medical malpractice against our affiliated physicians and us. We contract and pay premiums for professional liability insurance that indemnifies us and our affiliated healthcare professionals on a claims-made basis for losses incurred related to medical malpractice litigation. Professional liability coverage is required in order for our affiliated physicians to maintain hospital privileges. Our self-insured retention under our professional liability insurance program is maintained primarily through a wholly owned captive insurance subsidiary. We record estimates in our Consolidated Financial Statements for our liabilities for self-insured retention amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Liabilities for claims incurred but not reported are not discounted. Because many factors can affect historical and future loss patterns, the determination of an appropriate reserve involves complex, subjective judgment, and actual results may vary significantly from estimates. If the self-insured retention amounts and other amounts that we are actually required to pay materially exceed the estimates that have been reserved, our financial condition, results of operations and cash flows could be materially adversely affected.

EMPLOYEES AND PROFESSIONALS UNDER CONTRACT

In addition to the 1,675 practicing physicians affiliated with us as of December 31, 2010, we employed or contracted with 1,613 other clinical professionals, including advanced practice nurses, and 2,982 other full-time and part-time employees.

GEOGRAPHIC COVERAGE

We provide services in 33 states, including Alaska, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Indiana, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Missouri, Montana, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and West Virginia, and Puerto Rico. During 2010, approximately 55% of our net patient service revenue was generated by operations in our five largest states. Our operations in Texas accounted for approximately 22% of our net patient service revenue for the same period. Although we continue to seek to diversify the geographic scope of our operations, primarily through acquisitions of physician group practices, we may not be able to implement successfully or realize the expected benefits of any of these initiatives. Adverse changes or conditions affecting states in which our operations are concentrated, such as healthcare reforms, changes in laws and regulations, reduced Medicaid or Medicare reimbursements, an increase in the income level required to qualify for government healthcare programs or government investigations, may have a material adverse effect on our business, financial condition and results of operations.

SERVICE MARKS

We have registered the service marks “Pediatrix Medical Group and Design,” “Obstetrix Medical Group and Design,” “Pediatrix University,” “Pediatrix University-A University Without Walls,” “SoundGene and Design,” “Soundata,” “Ear Hugs,” and the “Baby design logo,” among others, with the United States Patent and Trademark Office. In addition, we have pending applications to register the service marks “MEDNAX National Medical Group,” the MEDNAX design logo, “American Anesthesiology,” the “American Anesthesiology design logo,” “INewborn,” and “QualitySteps.”

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

Continuing unfavorable economic conditions could have an adverse effect on our business.

The United States is continuing to be affected by unfavorable economic conditions. The number of unemployed workers is significant. During 2010, our business continued to be affected by a shift toward government-sponsored healthcare programs. If economic conditions do not improve or deteriorate further, there could be additional shifts toward government-sponsored programs and possibly lower patient volumes. These conditions could also lead to additional increases in the number of unemployed workers and a decline in the number of private employers that offer healthcare insurance coverage to their employees. Employers that do offer healthcare coverage may increase the required contributions from employees to pay for their coverage and increase patient responsibility amounts. As a consequence, the number of patients who participate in government-sponsored programs or are uninsured could increase. Payments received from government-sponsored programs are substantially less than payments received from managed care and other third-party payors. A payor mix shift from managed care and other third-party payors to government payors may result in an increase in our estimated provision for contractual adjustments and uncollectibles and a corresponding decrease in our net patient service revenue. Further increases in the government component of our payor mix at the expense of other third-party payors could result in a significant reduction in our average reimbursement rates.

State budgetary constraints could have an adverse effect on our reimbursement from Medicaid programs.

As a result of unfavorable economic conditions, many states are continuing to collect less revenue than they did in prior years and as a consequence are facing significant budget shortfalls and underfunded pension and other obligations. In the recent past, the federal government provided temporary funds to assist states with Medicaid programs but this assistance is due to expire in June 2011, and there can be no assurance that there will be similar funding in the future. Financial conditions in the states where the Company does business could lead to reduced or delayed funding for Medicaid programs and, in turn, reduced or delayed reimbursement for physician services, which could adversely affect our results of operations, cash flows and financial condition.

The birth rate in the United States has declined and may continue to fall.

Provisional data for 2009 indicates that the births in the United States declined by 2.7 percent from 2008 which fell by 1.6 percent from 2007. Although the provisional data is not yet available for 2010, we believe that births may have also declined in 2010. Further declines in births could have an adverse effect on our patient volumes and revenue.

The Healthcare Reform Act may have a significant effect on our business.

In March 2010, the “Patient Protection and Affordable Care Act,” (the “Healthcare Reform Act”), was enacted. The Healthcare Reform Act contains a number of provisions that could affect us over the next several years. These provisions include establishing health insurance exchanges to facilitate the purchase of qualified health plans, expanding Medicaid eligibility, subsidizing insurance premiums and creating incentives for businesses to provide healthcare benefits. Other provisions contain changes to healthcare fraud and abuse laws and expand the scope of the Federal False Claims Act.

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

Many of the Healthcare Reform Act’s most significant reforms do not take effect until 2014 and thereafter, and their details will be shaped significantly by implementing regulations that have yet to be proposed. Moreover, enactment of the Healthcare Reform Act has been controversial and has prompted numerous legal challenges to its constitutionality as well as efforts to modify or repeal the law now under consideration in Congress. As a result, we cannot predict with any assurance the ultimate effect of the Healthcare Reform Act on our Company, nor can we provide any assurance that its provisions will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Expanding eligibility of government-sponsored programs could adversely effect our reimbursement.

In February 2009, Congress reauthorized the State Children’s Health Insurance Program (“SCHIP”) through September 2013 and expanded its eligibility coverage. Further expansion of SCHIP eligibility and the Healthcare Reform Act’s expansion of Medicaid coverage could cause patients who otherwise would have participated in private healthcare insurance programs to participate in government-sponsored programs. Additional reform efforts could change the eligibility requirements for Medicaid and for other government-sponsored programs and could increase the number of patients who participate in such programs or the number of uninsured patients. Payments received from government-sponsored programs are substantially less than payments received from managed care and other third-party payors. A payor mix shift from managed care and other third-party payors to government payors may result in an increase in our estimated provision for contractual adjustments and uncollectibles and a corresponding decrease in our net patient service revenue. Further increases in the government component of our payor mix at the expense of other third-party payors could also result in a significant reduction in our average reimbursement rates.

Government programs or private insurers may limit, reduce or make retroactive adjustments to reimbursement amounts or rates.

A significant portion of our net patient revenue is derived from payments made by government-sponsored healthcare programs, principally Medicaid. These government programs, as well as private insurers, have taken and may continue to take steps, including a movement toward increased use of managed care organizations, value-based purchasing, and new patient care models, to control the cost, eligibility for, use and delivery of healthcare services as a result of budgetary constraints and cost containment pressures due to unfavorable economic conditions, rising healthcare costs and for other reasons, including those described above under Item 1. Business—“Government Regulation—Government Reimbursement Requirements.” These government programs and private insurers may attempt other measures to control costs including bundling of services and denial of or reduction in reimbursement for certain services and treatments. As a result, payments from government programs or private payors may decrease significantly. Also, any adjustment in Medicare reimbursement rates may have a detrimental impact on our reimbursement rates not only for Medicare patients but also because Medicaid and other third-party payors often base their reimbursement rates on a percentage of Medicare reimbursement rates. Our business also may be materially affected by limitations on or reductions in reimbursement amounts or rates or elimination of coverage for certain individuals or treatments. Moreover, because government programs generally provide for reimbursements on a fee-schedule basis rather than on a charge-related basis, we generally cannot increase our revenues from these programs by increasing the amount we charge for our services. To the extent our costs increase, we may not be able to recover our increased costs from these programs, and cost containment measures and market changes in non-governmental insurance plans have generally restricted our ability to recover, or shift to non-governmental payors, these increased costs. In addition, funds we receive from third-party payors are subject to audit with respect to the proper billing for physician and ancillary services and, accordingly, our revenue from these programs may be adjusted retroactively. Any retroactive adjustments to our reimbursement amounts could have a material effect on our financial condition, results of operations, cash flows and the trading price of our common stock.

In addition, Medicare reimbursement rates could be reduced due to formulaic rules. Presently, Medicare pays for all physician services based upon a national fee schedule which contains a list of uniform rates. The payment rates under the fee schedule are determined based on national uniform relative value units for the services provided, a geographic adjustment factor and a conversion factor. The fee schedule is adjusted annually based on a complex formula that is linked in part to the use of services by Medicare beneficiaries and the growth in gross domestic product. Since 2002, this formula has resulted in negative payment updates under the fee schedule that have grown increasingly larger, and Congress has had to take repeated legislative action to reverse scheduled payment reductions, most recently in December 2010, when legislation was enacted to avert a 25% rate reduction and extend existing Medicare physician payment rates through the end of 2011. If Congress does not take further action, the Medicare fee schedule will be reduced by approximately 25% effective January 1, 2012. Fee reductions will continue to be scheduled annually and will grow to approximately 40% in cumulative reductions by 2016 unless Congress takes action in the future to modify or reform the mechanism by which payment rates are updated. If no action is taken, reductions in the fee schedule could have a material adverse effect on our financial condition, results of operations, cash flows and the trading price of our common stock.

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

We have expanded and intend to continue to seek to expand our presence in new and existing metropolitan areas for us by acquiring established neonatal, maternal-fetal and pediatric cardiology physician practice groups, other complementary pediatric subspecialty physician groups and anesthesia care practices. We made our first acquisition of an anesthesia care practice in 2007 and have acquired five additional practices since then. Accordingly, this type of physician service is a relatively new specialty for our company.

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

Our employees and business partners may not appropriately secure and protect confidential information in their possession.

Each of our employees and business partners is responsible for the security of the information in our systems and to ensure that private and financial information is kept confidential. Should an employee or business partner not follow appropriate security measures it may result in the release of private or confidential financial information. The release of such information could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We have established reserves for losses and related expenses that represent estimates involving actuarial projections, at a given point in time, of our expectations of the ultimate resolution and administration of costs of losses incurred with respect to professional liability risks for the amount of risk retained by us. Insurance reserves are inherently subject to uncertainty. Our reserve estimates are based on actuarial valuations using historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions. The estimates of projected ultimate losses are developed at least annually. Our reserves could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating reserves, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. Actual losses and related expenses may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. If our estimated reserves are determined to be inadequate, we will be required to increase reserves at the time the deficiency is determined. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Application of Critical Accounting Policies and Estimates—Professional Liability Coverage.”

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

Our operations are dependent on uninterrupted performance of our information systems. Failure to maintain reliable information systems, disruptions in our existing information systems or the implementation of new systems could cause disruptions in our business operations, including errors and delays in billings and collections, difficulty satisfying requirements under hospital contracts, disputes with patients and payors, violations of patient privacy and confidentiality requirements and other regulatory requirements, increased administrative expenses and other adverse consequences, any or all of which could have a material adverse effect on our business, financial condition and results of operations.

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

A significant portion of our net patient service revenue is derived from reimbursements from various third-party payors, including government-sponsored healthcare plans, private insurance plans and managed care plans, for services provided by our affiliated professional contractors. We are responsible for submitting reimbursement requests to these payors and collecting the reimbursements, and we assume the financial risks relating to uncollectible and delayed reimbursements. In the current healthcare environment, payors continue their efforts to control expenditures for healthcare, including revisions to coverage and reimbursement policies. Due to the nature of our business and our participation in government and private reimbursement programs, we are involved from time to time in inquiries, reviews, audits and investigations by governmental agencies and private payors of our business practices, including assessments of our compliance with coding, billing and documentation requirements. We may be required to repay these agencies or private payors if a finding is made that we were incorrectly reimbursed, or we may be subjected to pre-payment reviews, which can be time-consuming and result in non-payment or delayed payment for the services we provide. We may also experience difficulties in collecting reimbursements because third-party payors may seek to reduce or delay reimbursements to which we are entitled for services that our affiliated physicians have provided. If we are not reimbursed fully and in a timely manner for such services or there is a finding that we were incorrectly reimbursed, our revenue, cash flows and financial condition could be materially adversely affected.

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

A majority of our net patient service revenue in 2010 was generated by our operations in five states. In particular, Texas accounted for approximately 22% of our net patient service revenue in 2010. See Item 1. Business—“Geographic Coverage.” Adverse changes or conditions affecting these particular states, such as healthcare reforms, changes in laws and regulations, reduced Medicaid reimbursements and government investigations, economic conditions and natural disasters may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our corporate office building, which we own, is located in Sunrise, Florida and contains 80,000 square feet of office space. We also lease space covering an additional 33,000 square feet for other corporate administrative functions in Sunrise, Florida. This space and the space in hospitals and other facilities which we lease for our business and medical offices, and other needs, had an aggregate annual rent of approximately $19.8 million in 2010. See Note 15 to the Consolidated Financial Statements in this Form 10-K, which is incorporated herein by reference. We believe that our facilities and the equipment used in our business are in good condition, in all material respects, and sufficient for our present needs. We continue to evaluate opportunities for additional facilities to accommodate future growth and expansion.

ITEM 3.	LEGAL PROCEEDINGS

The information required by this Item is included in and incorporated herein by reference to Item 1. Business of this Form 10-K under “Government Investigations” and “Other Legal Proceedings.”

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “MD.” The high and low sales prices for a share of our common stock for each quarter during our last two fiscal years are set forth below:

	High	Low
2010
First Quarter	$61.60	$50.15
Second Quarter	61.27	53.67
Third Quarter	55.67	44.83
Fourth Quarter	69.38	52.23

2009
First Quarter	$40.99	$24.51
Second Quarter	45.99	28.34
Third Quarter	55.17	41.46
Fourth Quarter	61.48	51.22

As of February 18, 2011, we had 249 holders of record of our common stock, and the closing sales price on that date for our common stock was $65.54 per share. We believe that the number of beneficial owners of our common stock is greater than the number of record holders because a significant number of shares of our common stock is held through brokerage firms in “street name.”

Dividend Policy

We did not declare or pay any cash dividends on our common stock in 2010 or 2009, nor do we currently intend to declare or pay any cash dividends in the future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, results of operations, capital requirements, our general financial condition, general business conditions and contractual restrictions on payment of dividends, if any, as well as such other factors as our Board of Directors may deem relevant. Our revolving line of credit restricts our ability to declare and pay cash dividends. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Liquidity and Capital Resources.”

Performance Graph

The following graph compares the cumulative total shareholder return on $100 invested on December 31, 2005 in our common stock against the cumulative total return of the S&P 500 Index, S&P 600 Health Care Index, and the NYSE Composite Index. The returns are calculated assuming reinvestment of dividends. The graph covers the period from December 31, 2005 through December 31, 2010 and gives effect to a two-for-one stock split effective April 27, 2006. The stock price performance included in the graph is not necessarily indicative of future stock price performance.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

Company/Index	Base Period 2005	Years Ending
		2006	2007	2008	2009	2010
MEDNAX, Inc.	$100.00	$110.42	$153.89	$71.58	$135.73	$151.95
S&P 500 Index	$100.00	$115.79	$122.16	$76.96	$97.33	$111.99
S&P 600 Health Care	$100.00	$108.73	$129.34	$92.77	$113.71	$139.32
NYSE Composite Index	$100.00	$117.86	$125.62	$74.25	$92.66	$102.71

Issuer Purchases of Equity Securities

During the three months ended December 31, 2010, we did not repurchase any shares of our securities.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2010, we did not sell any unregistered shares of our securities.

Equity Compensation Plans

Information regarding equity compensation plans is set forth in Item 12 of this Form 10-K and is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following table includes selected consolidated financial data set forth as of and for each of the five years in the period ended December 31, 2010. The balance sheet data at December 31, 2010 and 2009, and the income statement data for the years ended December 31, 2010, 2009 and 2008, have been derived from the Consolidated Financial Statements included in this Form 10-K. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and the related notes included in Items 7 and 8, respectively, of this Form 10-K (in thousands, except per share and other operating data).

	Years Ended December 31,
	2010	2009	2008	2007	2006
Consolidated Income Statement Data:
Net patient service revenue (1)	$1,401,559	$1,288,264	$1,068,277	$917,644	$804,696

Operating expenses:
Practice salaries and benefits	854,920	783,493	643,445	533,306	466,168
Practice supplies and other operating expenses	57,511	52,232	44,767	34,078	29,247
General and administrative expenses	154,267	147,162	124,965	119,766	106,786
Depreciation and amortization	21,950	16,448	13,071	9,594	8,084

Total operating expenses	1,088,648	999,335	826,248	696,744	610,285

Income from operations	312,911	288,929	242,029	220,900	194,411
Investment income	1,434	1,682	2,982	6,855	3,836
Interest expense	(3,193)	(2,911)	(3,593)	(749)	(1,032)

Income from continuing operations before income taxes	311,152	287,700	241,418	227,006	197,215
Income tax provision	108,461	111,896	94,736	86,987	75,107

Income from continuing operations	202,691	175,804	146,682	140,019	122,108
Income from discontinued operations, net of income taxes (2)	—	—	22,519	2,703	2,357

Net income	$202,691	$175,804	$169,201	$142,722	$124,465

Per Common and Common Equivalent Share Data:
Income from continuing operations:
Basic	$4.35	$3.86	$3.18	$2.89	$2.55

Diluted	$4.26	$3.78	$3.11	$2.81	$2.47

Income from discontinued operations:
Basic	$—	$—	$0.49	$0.06	$0.05

Diluted	$—	$—	$0.48	$0.05	$0.05

Net income per common share:
Basic	$4.35	$3.86	$3.67	$2.95	$2.60

Diluted	$4.26	$3.78	$3.59	$2.86	$2.52

Weighted average shares:
Basic	46,630	45,573	46,121	48,458	47,924

Diluted	47,570	46,471	47,161	49,904	49,387

	Years Ended December 31,
	2010	2009	2008	2007	2006
Other Operating Data:
Number of physicians at end of year	1,675	1,484	1,274	1,072	914
Number of births	736,191	744,202	730,049	707,274	674,336
NICU admissions	93,310	90,567	86,865	85,059	80,151
NICU patient days	1,710,904	1,658,845	1,566,485	1,556,093	1,472,428

Consolidated Balance Sheet Data:
Cash and cash equivalents	$26,251	$26,503	$14,346	$102,843	$69,595
Working capital (deficit)	(24,838)	(54,039)	(32,224)	99,239	80,284
Total assets	2,037,646	1,689,350	1,496,874	1,302,802	1,135,170
Total liabilities	590,192	499,252	531,736	343,750	269,369
Borrowings under line of credit	146,500	50,000	139,500	—	—
Capital lease obligations, including current maturities	181	443	614	924	860
Shareholders’ equity	1,447,454	1,190,098	965,138	959,052	865,801

(1)	We add new physician practices each year as a result of acquisitions. The increase in net patient service revenue related to acquisitions was approximately $96.6 million, $169.5 million, $122.8 million, $42.2 million, and $45.8 million for the years ended December 31, 2010, 2009, 2008, 2007, and 2006, respectively.
(2)	In 2008, we completed the sale of our newborn metabolic screening laboratory business in a cash transaction for $68.3 million and recorded a gain on the sale, net of income taxes, of $22.0 million. The results of operations related to the laboratory business have been reported separately as income from discontinued operations, net of income taxes, for the years ended December 31, 2008 and earlier.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

MEDNAX is a leading provider of physician services including newborn, maternal-fetal, pediatric subspecialty, and anesthesia care. At December 31, 2010, our national network was composed of 1,675 affiliated physicians, including 968 physicians who provide neonatal clinical care in 33 states and Puerto Rico, primarily within hospital-based neonatal intensive care units, to babies born prematurely or with medical complications. We have 172 affiliated physicians who provide maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network includes other pediatric subspecialists, including 104 physicians providing pediatric cardiology care, 84 physicians providing pediatric intensive care and 39 physicians providing hospital-based pediatric care. In addition, we have 308 physicians who provide anesthesia care to patients in connection with surgical and other procedures as well as pain management.

During the year ended December 31, 2010, we continued our expansion into anesthesia care with the acquisition of two established practices, bringing the number of anesthesia groups acquired since 2007 to six. We also focused on the integration of previously acquired practices and the continuing development of the infrastructure to support those practices. Our national network of physicians and clinical professionals now includes 308 anesthesiologists and 417 advanced practice anesthetists who provide services in six metropolitan areas. We continue to believe that there are additional opportunities to apply our administrative expertise in this practice area, and we intend to pursue the acquisition of additional anesthesia practices in 2011.

In total, we completed the acquisition of 15 physician group practices during the year ended December 31, 2010. These acquisitions consisted of eight neonatal practices, two maternal-fetal medicine practices, one pediatric cardiology practice, two other pediatric practices, and two anesthesiology practices. Based on our experience, we expect that we can improve the results of these practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based upon the significant infrastructure that we have developed.

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

The United States is continuing to be affected by unfavorable economic conditions, and the number of unemployed workers remains significant. During 2010, our business continued to be affected by a shift toward a higher percentage of patient services being reimbursed under government-sponsored healthcare programs. If economic conditions do not improve or deteriorate further, there could be additional shifts toward government-sponsored programs and patient volumes could decline. In addition, many states are continuing to experience lower than anticipated revenue and are facing significant budget shortfalls. These shortfalls could lead to reduced or delayed funding for state Medicaid programs and, in turn, reduced or delayed reimbursement for physician services. See Item 1A, Risk Factors, in this Form 10-K for additional discussion on the general economic conditions in the United States and recent developments in the healthcare industry that could affect our business. Payments received from government-sponsored programs are substantially less for equivalent services than payments received from commercial insurance payors.

In March 2010, the “Patient Protection and Affordable Care Act,” (the “Healthcare Reform Act”), was enacted. The Healthcare Reform Act contains a number of provisions that could affect us over the next several years. These provisions include establishing health insurance exchanges to facilitate the purchase of qualified health plans, expanding Medicaid eligibility, subsidizing insurance premiums and creating incentives for businesses to provide healthcare benefits. Other provisions contain changes to healthcare fraud and abuse laws and expand the scope of the Federal False Claims Act.

Many of the Healthcare Reform Act’s most significant reforms do not take effect until 2014 and thereafter, and their details will be shaped significantly by implementing regulations that have yet to be proposed. Moreover, enactment of the Healthcare Reform Act has been controversial and has prompted numerous legal challenges to its constitutionality as well as efforts to modify or repeal the law now under consideration in Congress. As a result, we cannot predict with any assurance the ultimate effect of the Healthcare Reform Act on our Company, nor can we provide any assurance that its provisions will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Geographic Coverage

During 2010, 2009 and 2008, approximately 55%, 56% and 56%, respectively, of our net patient service revenue was generated by operations in our five largest states. During 2010, our five largest states consisted of Texas, North Carolina, Georgia, Florida, and Washington. During 2009, our five largest states consisted of Texas, Georgia, Florida, North Carolina and Virginia. During 2008, our five largest states consisted of Texas, Florida, Georgia, Virginia and Arizona. During 2010, our concentration of net patient service revenue increased in North Carolina and Washington primarily as a result of physician practice acquisitions. During 2010, 2009 and 2008, our operations in Texas accounted for approximately 22%, 24% and 26%, respectively, of our net patient service revenue.

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

The following is a summary of our payor mix, expressed as a percentage of net patient service revenue, exclusive of administrative fees, for the periods indicated:

	Years Ended December 31,
	2010	2009	2008
Contracted managed care	67%	66%	65%
Government	25%	26%	26%
Other third-parties	7%	7%	8%
Private-pay patients	1%	1%	1%

	100%	100%	100%

The payor mix shown in the table above is not necessarily representative of the amount of services provided to patients covered under these plans. For example, the gross amount billed to patients covered under government programs for the years ended December 31, 2010, 2009 and 2008 represented approximately 54%, 53% and 52%, respectively, of our total gross patient service revenue. These percentages of gross revenue and the percentages of net revenue provided in the table above include the payor mix impact of acquisitions completed through December 31, 2010. On a same-unit basis, however, the gross amount billed to patients covered under government programs for the years ended December 31, 2010, 2009 and 2008 represented approximately 56%, 54% and 53%, respectively, of our total gross patient service revenue. Same units are those units at which we provided services for the entire current period and the entire comparable period. The difference between the gross percentage billed to patients covered by government programs for the year ended December 31, 2010 from approximately 54%, on a total company basis, and approximately 56%, on a same-unit basis, is due to the payor mix impact of acquisitions completed since December 31, 2007. These most recent acquisitions have a lower government payor mix percentage than the practices, taken as a whole, that comprised our business as of December 31, 2007.

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

We have significant fixed operating costs, including physician compensation, and, as a result, are highly dependent on patient volume and capacity utilization of our affiliated professional contractors to sustain profitability. Additionally, quarterly results may be affected by the timing of acquisitions and fluctuations in patient volume. As a result, the operating results for any quarter are not necessarily indicative of results for any future period or for the full year. Our quarterly results are presented in further detail in Note 16 to the Consolidated Financial Statements in this Form 10-K.

Application of Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires estimates and assumptions that affect the reporting of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. Note 2 to our Consolidated Financial Statements provides a summary of our significant accounting policies, which are all in accordance with GAAP. Certain of our accounting policies are critical to understanding our Consolidated Financial Statements because their application requires management to make assumptions about future results and depends to a large extent on management’s judgment, because past results have fluctuated and are expected to continue to do so in the future.

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

DSO is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Any significant change in our DSO results in additional analyses of outstanding accounts receivable and the associated reserves. We calculate our DSO using a three-month rolling average of net patient service revenue. As of December 31, 2010, our DSO was 45.3 days. We had approximately $603.4 million in gross accounts receivable outstanding at December 31, 2010, and considering this outstanding balance, a one percentage point change in our estimated collection rate would result in an impact to net patient service revenue of approximately $6.0 million.

Our net patient service revenue, net income and operating cash flows may be materially and adversely affected if actual adjustments and uncollectibles exceed management’s estimated provisions as a result of changes in these factors. In addition, we are subject to audits of our billing by government-sponsored healthcare programs and other third-party payors. See Note 15 to our Consolidated Financial Statements in this Form 10-K.

Professional Liability Coverage

We maintain professional liability insurance policies with third-party insurers on a claims-made basis, subject to self-insured retention, exclusions and other restrictions. Our self-insured retention under our professional liability insurance program is maintained primarily through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Liabilities for claims incurred but not reported are not discounted. Our actuarial assumptions incorporate multiple complex methodologies to determine the best liability estimate for claims incurred but not reported and the future development of known claims, including methodologies that focus on industry trends, paid loss development, reported loss development and industry-based expected pure premiums. The most significant assumptions used in the estimation process include the use of loss development factors to determine the future emergence of claim liabilities, the use of frequency and trend factors to estimate the impact of economic, judicial and social changes affecting claim costs, and assumptions regarding legal and other costs associated with the ultimate settlement of claims. The key assumptions used in our actuarial valuations are subject to constant adjustments as a result of changes in our actual loss history and the movement of projected emergence patterns as claims develop. The average lag period from the date a claim is reported to the date it reaches final settlement is approximately four years, although the facts and circumstances of individual claims could result in lag periods that vary from this average. Although we evaluate the need for professional liability insurance reserves in excess of amounts estimated in our actuarial valuations on a routine basis, our recorded reserves do not deviate significantly from the provided estimates. Because many factors can affect historical and future loss patterns, the determination of an appropriate professional liability reserve involves complex, subjective judgment, and actual results may vary significantly from estimates.

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

Uncertain Tax Positions

We account for uncertainty in income taxes in accordance with the accounting guidance for uncertain tax positions. This guidance prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also requires policy disclosures regarding penalties and interest and disclosures regarding increases and decreases in uncertain tax positions as a result of tax positions taken in a current or prior period, settlements with taxing authorities and any lapse of an applicable statute of limitations. Additional qualitative discussion is required for any tax position that may result in a significant increase or decrease in uncertain tax positions within a 12-month period from our reporting date. Accounting for uncertain tax positions under this guidance requires significant judgment and analyses as well as assumptions about future events. Future changes to our analyses and assumptions related to uncertain tax positions may have a material impact on our Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain information related to our operations expressed as a percentage of our net patient service revenue (patient billings net of contractual adjustments and uncollectibles, and including administrative fees):

	Years Ended December 31,
	2010	2009	2008
Net patient service revenue	100.0%	100.0%	100.0%

Operating expenses:
Practice salaries and benefits	61.0	60.8	60.2
Practice supplies and other operating expenses	4.1	4.1	4.2
General and administrative expenses	11.0	11.4	11.7
Depreciation and amortization	1.6	1.3	1.2

Total operating expenses	77.7	77.6	77.3

Income from operations	22.3	22.4	22.7
Other (expense) income, net	(.1)	(.1)	(.1)

Income from continuing operations before income taxes	22.2	22.3	22.6
Income tax provision	7.7	8.7	8.9

Income from continuing operations	14.5	13.6	13.7
Income from discontinued operations, net of income taxes	—	—	2.1

Net income	14.5%	13.6%	15.8%

Year Ended December 31, 2010 as Compared to Year Ended December 31, 2009

Our net patient service revenue increased $113.3 million, or 8.8%, to $1.40 billion for the year ended December 31, 2010, as compared to $1.29 billion for the same period in 2009. Of this $113.3 million increase, $96.6 million, or 85.3%, was attributable to revenue generated from acquisitions completed after December 31, 2008. Same-unit net patient service revenue increased $16.7 million, or 1.3%, for the year ended December 31, 2010. The change in same-unit net patient service revenue was the net result of increased revenue of approximately $14.1 million, or 1.1%, related to pricing and reimbursement factors and a net increase of $2.6 million, or 0.2%, from higher overall patient service volumes across our specialties. The net increase in revenue of $14.1 million related to pricing and reimbursement factors was primarily due to improved managed care contracting and the flow through of revenue from modest price increases, partially offset by a decrease in revenue caused by an increase in the percentage of our patients insured under government-sponsored programs. Payments received from government-sponsored programs are substantially less than payments received from commercial insurance payors for equivalent services. The net increase in revenue of $2.6 million from higher patient service volumes includes an increase of $5.8 million from volume growth in our pediatric cardiology and anesthesiology services, partially offset by a decrease of $3.2 million from volume declines in maternal-fetal, neonatal and other services, including hearing screens and newborn nursery services. Same units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased by $71.4 million, or 9.1%, to $854.9 million for the year ended December 31, 2010, as compared to $783.5 million for 2009. This $71.4 million increase was primarily attributable to increased costs of $79.7 million associated with new physicians and other staff to support acquisition-related growth and growth at existing units, partially offset by decreases of $8.3 million in professional liability costs related to favorable claims experience and incentive compensation based on physician-practice operational results.

Practice supplies and other operating expenses increased $5.3 million, or 10.1%, to $57.5 million for the year ended December 31, 2010, as compared to $52.2 million for 2009. The increase was attributable to practice supply and other costs of $2.7 million related to hospital-based, hearing screen program and anesthesiology acquisitions. In addition, rent, medical supply and other costs increased by $1.5 million related to our office-based acquisitions, and practice supply and other costs increased by $1.1 million at our existing units.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $7.1 million, or 4.8%, to $154.3 million for the year ended December 31, 2010, as compared to $147.2 million for 2009. This increase of $7.1 million is attributable to salaries, benefits and other general and administrative costs related to the overall growth of the Company, partially offset by decreases in incentive compensation costs. General and administrative expenses as a percentage of net patient service revenue decreased to 11.0% for the year ended December 31, 2010 from 11.4% for the year ended December 31, 2009.

Depreciation and amortization expense increased by $5.6 million, or 33.5%, to $22.0 million for the year ended December 31, 2010, as compared to $16.4 million for 2009. This increase was attributable to the amortization of intangible assets related to acquisitions, accelerated amortization of approximately $1.2 million related to the termination of a hospital contract associated with a prior acquisition and the depreciation of fixed asset additions.

Income from operations increased $24.0 million, or 8.3%, to $312.9 million for the year ended December 31, 2010, as compared to $288.9 million for 2009. Our operating margin was 22.3% for the year ended December 31, 2010 and remained relatively the same when compared to 22.4% for 2009.

We recorded net interest expense of $1.8 million for the year ended December 31, 2010, as compared to $1.2 million for 2009. The increase in net interest expense was primarily due to accretion related to our contingent consideration liabilities combined with a lower rate of return on our investments, partially offset by a decrease in interest expense due to lower average borrowings under our Line of Credit. Interest expense for the year ended December 31, 2010 and 2009, consisted primarily of interest charges, commitment fees and amortized debt costs associated with our Line of Credit and accretion expense.

Our effective income tax rate was 34.9% for the year ended December 31, 2010, as compared to 38.9% for 2009. The net decrease in our effective income tax rate is primarily related to a $10.9 million reduction in our income tax provision during the third quarter of 2010 resulting from the resolution of certain matters that were under review with taxing authorities. Excluding the favorable impact of the tax matters resolution, our effective income tax rate was 38.4% for the year ended December 31, 2010. We believe that excluding the favorable impact from the tax matters resolution provides a more comparable effective income tax rate.

Net income increased by 15.3% to $202.7 million for the year ended December 31, 2010, as compared to $175.8 million for 2009.

Diluted net income per common and common equivalent share was $4.26 on weighted average shares outstanding of 47.6 million for the year ended December 31, 2010, as compared to $3.78 on weighted average shares outstanding of 46.5 million for 2009. The 1.1 million increase in our weighted average shares is primarily due to the exercise of employee stock options, the vesting of restricted stock and the issuance of shares under our employee stock purchase plan (“Stock Purchase Plan”) during 2010.

Year Ended December 31, 2009 as Compared to Year Ended December 31, 2008

Our net patient service revenue increased $220.0 million, or 20.6%, to $1.3 billion for the year ended December 31, 2009, as compared to $1.1 billion for 2008. Of this $220.0 million increase, $169.5 million, or 77.0%, was attributable to revenue generated from acquisitions completed after December 31, 2007. Same-unit net patient service revenue increased $50.5 million, or 5.1%, for the year ended December 31, 2009. The change in same-unit net patient service revenue was the result of increased revenue of $31.9 million, or 3.2%, from higher patient service volumes across our specialties and $18.6 million, or 1.9%, related to pricing and reimbursement factors. Increased revenue of $31.9 million from higher patient service volumes includes $11.1 million from a 1.7% increase in neonatal intensive care unit patient days and $20.8 million from volume growth in maternal-fetal, pediatric cardiology, anesthesiology and other services, including hearing screens and newborn nursery services. Excluding the additional calendar day for the 2008 leap year, the increase in neonatal intensive care unit patient days was 2.0%. The net increase in revenue of $18.6 million related to pricing and reimbursement factors is primarily due to improved managed care contracting and the flow through of revenue from price increases, partially offset by a decrease in revenue caused by an increase in the percentage of our patients insured under government-sponsored programs. Payments received from government-sponsored programs are substantially less than payments received from commercial insurance payors for equivalent services. Same units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased $140.0 million, or 21.8%, to $783.5 million for the year ended December 31, 2009, as compared to $643.4 million for 2008. This $140.0 million increase was primarily attributable to costs of $129.2 million associated with new physicians and other staff to support acquisition-related growth and volume related growth at existing units and an increase in incentive compensation of $10.8 million resulting from physician-practice operational improvements and an increase in the number of practices participating in our incentive compensation program.

Practice supplies and other operating expenses increased $7.5 million, or 16.7%, to $52.2 million for the year ended December 31, 2009, as compared to $44.8 million for 2008. This $7.5 million increase was attributable to increased supply and operating costs of $5.7 million related to office-based and anesthesiology acquisitions and increased supply and operating costs of $1.8 million related to hospital-based acquisitions and same-unit growth.

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

We recorded net interest expense of $1.2 million for the year ended December 31, 2009, as compared to $0.6 million for 2008. The increase in net interest expense was primarily due to increased borrowing levels under our $350 million Line of Credit during 2009 as a result of stock repurchase programs completed in 2008 and physician practice acquisitions made in late 2008 and during 2009, as well as a decrease in investment income due to a lower rate of return on our investments. Interest expense for the years ended December 31, 2009 and 2008, consisted primarily of interest charges, commitment fees and amortized debt costs associated with our Line of Credit.

Our effective income tax rate was 38.9% for the year ended December 31, 2009, as compared to 39.2% for 2008. The net decrease in our effective income tax rate is primarily related to newly implemented state tax-planning strategies.

Income from continuing operations increased $29.1 million, or 19.9%, to $175.8 million for the year ended December 31, 2009, as compared to $146.7 million for 2008.

Diluted income from continuing operations per common and common equivalent share was $3.78 on weighted average shares outstanding of 46.5 million for the year ended December 31, 2009, as compared to $3.11 on weighted average shares outstanding of 47.2 million for 2008. The net decrease in weighted average shares outstanding was primarily due to the impact of shares repurchased in 2008 under repurchase programs approved by our Board of Directors, partially offset by an increase in weighted average shares from the exercise of employee stock options, the vesting of restricted stock and the issuance of shares under our Stock Purchase Plan.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, we had $26.3 million of cash and cash equivalents on hand as compared to $26.5 million at December 31, 2009. Additionally, we had a working capital deficit of $24.8 million at December 31, 2010, a decrease of $29.2 million from our working capital deficit of $54.0 million at December 31, 2009. This net decrease in our working capital deficit is primarily due to improvements in working capital related to net income, net borrowings on our Line of Credit, proceeds from the issuance of common stock under our stock incentive plans and Stock Purchase Plan and an increase in our long-term deferred tax liabilities, largely offset by the use of funds for physician practice acquisition payments.

We generated cash flow from operating activities of $240.6 million, $241.4 million and $181.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. The net decrease in cash flow provided from operating activities for the year ended December 31, 2010, as compared to the year ended December 31, 2009, was primarily due to: (i) a net decrease in cash flow from operations related to changes in the components of our accounts payable and accrued expenses; and (ii) a reduction in cash flow from operations related to higher accounts receivable balances; partially offset by (iii) a net improvement in cash flow related to changes in our income tax liabilities; and (iv) improved operating results. The net cash flow improvement related to our income tax liabilities is primarily due to the timing of our estimated quarterly tax payments. Our cash tax payments decreased by $24.2 million, from $113.2 million for the year ended December 31, 2009 to $88.6 million in 2010.

Cash flow provided from operating activities for the year ended December 31, 2009 was affected by: (i) improved year-over-year operating results; and (ii) an improvement in cash flow from operations related to accounts receivable; partially offset by (iii) working capital component changes related to accounts payable and accrued expenses; and (iv) an increase in income tax payments of $9.0 million, from $104.2 million for the year ended December 31, 2008 to $113.2 million for the year ended December 31, 2009. Cash flow provided from operating activities for the year ended December 31, 2008 was affected by: (i) an increase in income tax payments of $25.1 million, from $79.1 million for the year ended December 31, 2007 to $104.2 million for the year ended December 31, 2008; (ii) working capital component changes related to accounts receivable and accounts payable and accrued expenses; and (iii) improved year-over-year operating results.

During the year ended December 31, 2010, accounts receivable increased by $17.0 million, as compared to an increase of $2.0 million for 2009. The net increase in accounts receivable for the year ended December 31, 2010 is primarily due to an increase in net patient service revenue related to acquisitions completed during 2010, primarily those completed during the fourth quarter.

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

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO was 45.3 days at December 31, 2010 as compared to 45.4 days at December 31, 2009. See Application of Critical Accounting Policies and Estimates—Revenue Recognition for more information on our DSO.

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

During the year ended December 31, 2010, activities related to the components of our accounts payable and accrued expenses reduced operating cash by $37.0 million, compared to cash provided from accounts payable and accrued expenses activities of $39.5 million in 2009. The net decrease in cash provided from these components of $76.5 million was primarily impacted by changes in our accrued salaries and bonuses, our accrual for uncertain tax positions and our accrued professional liability risks. The primary changes impacting these three components of our accounts payable and accrued expenses include (i) an increase in our annual bonus payments made during the first quarter of 2010 for performance-based incentive compensation earned in 2009 combined with a decrease in our accruals for performance-based incentive compensation earned in 2010; (ii) a decrease in reserves for uncertain tax positions resulting from reclassifications to deferred taxes for year end temporary differences and the resolution of certain matters that were under review with taxing authorities; and (iii) an increase in claim payments made under our professional liability insurance policies.

During the year ended December 31, 2010, our net cash used in investing activities of $361.6 million included physician practice acquisition payments and contingent purchase price payments of $338.6 million, capital expenditures of $12.1 million, and net purchases of $10.9 million related to the purchase and maturity of investments. Our acquisition payments were primarily related to the purchase of eight neonatal physician practices, two maternal-fetal medicine practices, one pediatric cardiology practice, two other pediatric practices and two anesthesiology practices. Our capital expenditures were for medical equipment, software, leasehold improvements, computer and office equipment, furniture and fixtures and other improvements at our office-based practices and our corporate and regional offices.

During the year ended December 31, 2010, our net cash provided from financing activities of $120.8 million consisted primarily of net borrowings on our Line of Credit of $96.5 million, proceeds from the exercise of employee stock options and the issuance of common stock under our Stock Purchase Plan of $22.5 million, excess tax benefits related to the resolution of income tax matters of $3.4 million and excess tax benefits related to the exercise of employee stock options and the vesting of restricted stock of $3.0 million, partially offset by $4.4 million in payments for contingent consideration liabilities. Under the current accounting guidance for business combinations, payments of contingent consideration liabilities related to acquisitions completed after January 1, 2009 are presented as cash flows used in financing activities. Payments of contingent consideration liabilities related to acquisitions completed prior to January 1, 2009 are presented as cash flows used in investing activities.

Our $350 million Line of Credit is guaranteed by substantially all of our subsidiaries and includes a $50 million sub-facility for the issuance of letters of credit and a $25 million sub-facility for swingline loans. In addition, our Line of Credit may be increased to $400 million subject to the satisfaction of specified conditions. At our option, our Line of Credit (other than swingline loans) bears interest at (1) the alternate base rate, which is defined as the higher of (i) the Federal Funds Rate plus one half of 1.0% and (ii) the Wells Fargo Bank, N.A prime rate or (2) the LIBOR rate, plus, in either case, an applicable margin rate of up to 1.5% based on our consolidated leverage ratio. The Line of Credit is also subject to facility fees based on applicable rates defined in the agreement and the aggregate commitments, regardless of usage. Swingline loans bear interest at the alternate base rate plus the applicable margin. Our Line of Credit matures in September 2013. We are subject to certain covenants and restrictions specified in our Line of Credit, including covenants that require us to maintain a minimum fixed charge coverage ratio, to not exceed a specified consolidated leverage ratio, to comply with laws, and restrict us from paying dividends and making certain other distributions, as specified therein. Failure to comply with these covenants would constitute an event of default under our Line of Credit, notwithstanding our ability to meet our debt service obligations. Our Line of Credit includes various customary remedies for the lenders following an event of default. See Item 1A, Risk Factors, in this Form 10-K for more information on the risks associated with our Line of Credit.

At December 31, 2010, we had an outstanding principal balance of $146.5 million on our Line of Credit. We also had outstanding letters of credit associated with our professional liability insurance program of $6.0 million which reduced the amount available on our Line of Credit to $197.5 million at December 31, 2010. At December 31, 2010, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under our Line of Credit. Based on our current expectations, we believe we will be in compliance with these covenants throughout 2011.

The exercise of employee stock options and the purchase of common stock by employees participating in our Stock Purchase Plans generated cash proceeds of $22.5 million, $18.0 million and $11.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. Because stock option exercises and purchases under these plans are dependent on several factors, including the market price of our common stock, we cannot predict the timing and amount of any future proceeds.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. Our self-insured retention under our professional liability insurance program is maintained primarily through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at December 31, 2010 was $111.7 million.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our Line of Credit, will be sufficient to finance our working capital requirements, fund anticipated acquisitions and capital expenditures, and meet our contractual obligations as described below for at least the next 12 months. During 2011, we plan to invest approximately $100 million in acquisitions within our neonatal, maternal-fetal, pediatric cardiology and other pediatric subspecialties. Additionally, we plan to pursue acquisitions within the anesthesiology specialty, although the amount we plan to invest during 2011 has not been determined.

CONTRACTUAL OBLIGATIONS

At December 31, 2010, we had certain obligations and commitments under our Line of Credit, capital leases and operating leases totaling approximately $213.2 million as follows (in thousands):

	Payments Due
Obligation	Total	2011	2012 and 2013	2014 and 2015	2016 and Later
Line of Credit (1)	$155,038	$3,110	$151,928	$—	$—
Capital leases	181	125	56	—	—
Operating leases	57,991	18,198	24,300	12,995	2,498

	$213,210	$21,433	$176,284	$12,995	$2,498

(1)	Amounts include interest payments at the applicable rate as of December 31, 2010.

Certain of our acquisition agreements contain contingent purchase price provisions based on volume and other performance measures. Potential payments under these provisions are not contingent upon the future employment of the sellers. The amount of the payments due under these provisions cannot be determined until the specific targets or measures are attained. In some cases, the sellers are eligible for annual payments over a three- to five-year period based on the growth in profitability of the physician practice. As of December 31, 2010, payments of up to $43.3 million may be due through 2015 under all other contingent purchase price provisions as follows (in thousands):

2011	$16.5
2012	12.6
2013	8.0
2014	4.1
2015	2.1

$43.3

At December 31, 2010, our total liability for uncertain tax positions was $30.6 million. The current portion of our total liability for uncertain tax positions was $10.9 million at December 31, 2010. The timing and amount of future cash flows for each year beyond 2010 cannot be reasonably estimated. See Note 11 to our Consolidated Financial Statements in this Form 10-K for more information regarding our uncertain tax positions.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2010, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2010, we adopted the provisions of new accounting guidance related to variable interest entities. The new guidance amended the consolidation accounting model and included new disclosure requirements for certain types of variable interest entities. The adoption of the new provisions did not have an impact on our Consolidated Financial Statements.

In January 2010, the accounting guidance related to fair value measurements was amended. The amendment requires disclosure of transfers of assets and liabilities into and out of Level 1 and Level 2 of the fair value hierarchy, including the reasons and the timing of the transfers and disclosure of valuation techniques and inputs for assets and liabilities within Level 2 and Level 3 of the fair value hierarchy. Additionally, the guidance requires expanded disclosure about assets and liabilities within Level 3. The new guidance became effective for us on January 1, 2010, except for the new guidance related to the expanded Level 3 disclosure, which is effective for periods beginning after December 15, 2010. We did not have any transfers in or out of Level 1 and Level 2 fair value measurements during the year ended December 31, 2010; therefore, the adoption of the new guidance did not have any impact on our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Line of Credit is subject to market risk and interest rate changes. Our Line of Credit bears interest at (1) the alternate base rate, which is defined as the higher of (i) the Federal Funds Rate plus one half of 1% and (ii) the Wells Fargo Bank, N.A. prime rate or (2) the LIBOR rate, plus, in either case, an applicable margin rate of up to 1.5% based on our consolidated leverage ratio. The outstanding principal balance on our Line of Credit was $146.5 million at December 31, 2010. Considering the total outstanding balance of $146.5 million, a 1% change in interest rates would result in an impact to income before taxes of approximately $1.5 million per year.

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

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of

MEDNAX, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MEDNAX, Inc. and its subsidiaries (the “Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these consolidated financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for business combinations in 2009.

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

/s/ PricewaterhouseCoopers LLP

Tampa, Florida

February 24, 2011

MEDNAX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$26,251	$26,503
Short-term investments	17,381	5,380
Accounts receivable, net	181,395	164,444
Prepaid expenses	5,162	5,102
Income taxes receivable	—	5,704
Deferred income taxes	60,579	72,434
Other assets	5,241	13,098

Total current assets	296,009	292,665

Investments	27,393	28,491
Property and equipment, net	42,774	43,272
Goodwill	1,601,319	1,270,137
Other assets, net	70,151	54,785

Total assets	$2,037,646	$1,689,350

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$307,723	$346,470
Current portion of capital lease obligations	125	234
Income taxes payable	12,999	—

Total current liabilities	320,847	346,704

Line of credit	146,500	50,000
Capital lease obligations	56	209
Deferred income taxes	74,066	59,454
Other liabilities	48,723	42,885

Total liabilities	590,192	499,252

Commitments and contingencies

Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 100,000 shares authorized; 47,937 and 46,963 shares issued and outstanding, respectively	479	470
Additional paid-in capital	659,091	604,435
Retained earnings	787,884	585,193

Total shareholders’ equity	1,447,454	1,190,098

Total liabilities and shareholders’ equity	$2,037,646	$1,689,350

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for per share data)

	Years Ended December 31,
	2010	2009	2008
Net patient service revenue	$1,401,559	$1,288,264	$1,068,277

Operating expenses:
Practice salaries and benefits	854,920	783,493	643,445
Practice supplies and other operating expenses	57,511	52,232	44,767
General and administrative expenses	154,267	147,162	124,965
Depreciation and amortization	21,950	16,448	13,071

Total operating expenses	1,088,648	999,335	826,248

Income from operations	312,911	288,929	242,029
Investment income	1,434	1,682	2,982
Interest expense	(3,193)	(2,911)	(3,593)

Income from continuing operations before income taxes	311,152	287,700	241,418
Income tax provision	108,461	111,896	94,736

Income from continuing operations	202,691	175,804	146,682
Income from discontinued operations, net of income taxes	—	—	22,519

Net income	$202,691	$175,804	$169,201

Per common and common equivalent share data:

Income from continuing operations:
Basic	$4.35	$3.86	$3.18

Diluted	$4.26	$3.78	$3.11

Income from discontinued operations:
Basic	$—	$—	$0.49

Diluted	$—	$—	$0.48

Net income:
Basic	$4.35	$3.86	$3.67

Diluted	$4.26	$3.78	$3.59

Weighted average shares:
Basic	46,630	45,573	46,121

Diluted	47,570	46,471	47,161

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
Balance at December 31, 2007	48,421	$484	$556,836	$401,732	$959,052

Net income	—	—	—	169,201	169,201
Common stock issued under employee stock option and stock purchase plans	359	4	11,678	—	11,682
Issuance of restricted stock	226	2	(2)	—	—
Stock-based compensation expense	—	—	20,863	—	20,863
Forfeitures of restricted stock	(7)	—	—	—	—
Repurchases of common stock	(3,357)	(34)	(38,419)	(161,544)	(199,997)
Excess tax benefit related to employee stock incentive plans	—	—	4,337	—	4,337

Balance at December 31, 2008	45,642	456	555,293	409,389	965,138

Net income	—	—	—	175,804	175,804
Common stock issued under employee stock option and stock purchase plans	794	8	17,951	—	17,959
Issuance of restricted stock	553	6	(6)	—	—
Stock-based compensation expense	—	—	24,320	—	24,320
Forfeitures of restricted stock	(26)	—	—	—	—
Excess tax benefit related to employee stock incentive plans	—	—	6,877	—	6,877

Balance at December 31, 2009	46,963	470	604,435	585,193	1,190,098

Net income	—	—	—	202,691	202,691
Common stock issued under employee stock option and stock purchase plan	545	5	22,527	—	22,532
Issuance of restricted stock	437	4	(4)	—	—
Stock-based compensation expense	—	—	25,693	—	25,693
Forfeitures of restricted stock	(8)	—	—	—	—
Excess tax benefit related to employee stock incentive plans	—	—	3,046	—	3,046
Excess tax benefit related to resolution of income tax matters	—	—	3,394	—	3,394

Balance at December 31, 2010	47,937	$479	$659,091	$787,884	$1,447,454

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$202,691	$175,804	$169,201
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	21,950	16,448	13,210
Accretion of contingent consideration liabilities	967	268	—
Stock-based compensation expense	25,693	24,320	20,776
Deferred income taxes	24,375	7,447	(13,649)
Gain on sale of discontinued operating unit	—	—	(38,537)
Changes in assets and liabilities:
Accounts receivable	(16,951)	(2,049)	(16,929)
Prepaid expenses and other assets	3,882	(1,188)	(3,052)
Other assets	(3,601)	(1,669)	1,358
Accounts payable and accrued expenses	(37,003)	39,481	58,940
Income taxes payable	18,706	(18,884)	(4,702)
Other liabilities	(151)	1,396	(5,225)

Net cash provided from operating activities	240,558	241,374	181,391

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(338,596)	(151,321)	(274,024)
Purchases of investments	(26,478)	(19,601)	(26,227)
Proceeds from sales or maturities of investments	15,575	22,735	24,733
Purchases of property and equipment	(12,113)	(14,947)	(15,680)
Proceeds from sale of discontinued operating unit	—	—	68,300

Net cash used in investing activities	(361,612)	(163,134)	(222,898)

Cash flows from financing activities:
Borrowings on line of credit	684,000	473,500	449,800
Payments on line of credit	(587,500)	(563,000)	(310,300)
Payments of contingent consideration liabilities	(4,405)	—	—
Payments for syndication of line of credit	—	—	(1,763)
Payments on long-term debt and capital lease obligations	(262)	(316)	(521)
Excess tax benefit from exercises of stock options and vesting of restricted stock	3,043	5,774	4,131
Excess tax benefit related to resolution of income tax matters	3,394	—	—
Proceeds from issuance of common stock	22,532	17,959	11,682
Repurchases of common stock	—	—	(199,997)

Net cash provided from (used in) financing activities	120,802	(66,083)	(46,968)

Net (decrease) increase in cash and cash equivalents	(252)	12,157	(88,475)
Cash and cash equivalents at beginning of year	26,503	14,346	102,843
Cash held by discontinued operating unit	—	—	(22)

Cash and cash equivalents at end of year	$26,251	$26,503	$14,346

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$2,559	$3,666	$3,474
Income taxes	$88,601	$113,202	$104,172
Non-cash investing and financing activities:
Equipment financed through capital leases	$—	$145	$220

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	General:

The principal business activity of MEDNAX, Inc. (“MEDNAX” or the “Company”) and its subsidiaries is to provide neonatal, maternal-fetal, other pediatric subspecialty and anesthesia physician services. The Company has contracts with affiliated professional associations, corporations and partnerships (“affiliated professional contractors”), which are separate legal entities that provide physician services in certain states and Puerto Rico. The Company and its affiliated professional contractors also have contracts with hospitals to provide physician services (generally for neonatal or anesthesia care), which include (i) fee-for-service contracts, whereby hospitals agree, in exchange for the Company’s services, to authorize the Company and its healthcare professionals to bill and collect the charges for medical services rendered by the Company’s affiliated healthcare professionals, and (ii) administrative fee contracts, whereby the Company is assured a minimum revenue level.

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

Reclassifications have been made to certain prior period financial statements to conform with the current year presentation.

New Accounting Pronouncements

Effective January 1, 2010, the Company adopted the provisions of new accounting guidance related to variable interest entities. The new guidance amended the consolidation accounting model and included new disclosure requirements for certain types of variable interest entities. The adoption of the new provisions did not have an impact on the Company’s Consolidated Financial Statements.

In January 2010, the accounting guidance related to fair value measurements was amended. The amendment requires disclosure of transfers of assets and liabilities into and out of Level 1 and Level 2 of the fair value hierarchy, including the reasons and the timing of the transfers and disclosure of valuation techniques and inputs for assets and liabilities within Level 2 and Level 3 of the fair value hierarchy. Additionally, the guidance requires expanded disclosure about assets and liabilities within Level 3. The new guidance became effective for the Company on January 1, 2010, except for the new guidance related to the expanded Level 3 disclosure, which is effective for periods beginning after December 15, 2010. The Company did not have any transfers in or out of Level 1 and Level 2 fair value measurements during the year ended December 31, 2010; therefore, the adoption of the new guidance did not have any impact on the Company’s Consolidated Financial Statements.

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions are involved in the calculation of the Company’s allowance for contractual adjustments and uncollectibles on accounts receivable, liabilities for self-insured amounts and claims incurred but not reported related to the Company’s professional liability risks, the fair value of goodwill, and liabilities for uncertain tax positions. Actual results could differ from those estimates.

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

Accounts receivable are primarily amounts due under fee-for-service contracts from third-party payors, such as insurance companies, self-insured employers and patients and government-sponsored healthcare programs geographically dispersed throughout the United States and its territories. Concentration of credit risk relating to accounts receivable is limited by the number, diversity and geographic dispersion of the business units managed by the Company, as well as by the large number of patients and payors, including the various governmental agencies in the states in which the Company provides services. Receivables from government agencies made up approximately 24% and 26% of net accounts receivable at December 31, 2010 and 2009, respectively.

Cash Equivalents

Cash equivalents are defined as all highly liquid financial instruments with maturities of 90 days or less from the date of purchase. The Company’s cash equivalents typically consist of demand deposits, amounts on deposit in money market accounts, and funds invested in overnight repurchase agreements. Cash equivalent balances may, at certain times, exceed federally insured limits.

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

Business Acquisitions

The Company accounts for business acquisitions as required by the provisions of the accounting guidance for business combinations, which includes provisions that the Company adopted effective January 1, 2009. The guidance retains the underlying concepts of the previous standard such that all business combinations are required to be accounted for at fair value, but changes certain aspects of applying the acquisition method of accounting. The changes require the Company to measure contingent consideration at fair value at the acquisition date and also require the Company to expense certain acquisition costs as they are incurred for acquisitions completed after January 1, 2009. See Note 6 for more information on the Company’s business acquisitions.

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

Goodwill is tested for impairment at a reporting unit level on at least an annual basis in accordance with the subsequent measurement provisions of the accounting guidance for goodwill. The Company defines a reporting unit based upon its management structure for services provided in specific regions of the United States. The testing for impairment is completed using a two-step test. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, a second step is performed to determine the amount of any impairment loss. The Company uses income and market-based valuation approaches to determine the fair value of its reporting units. These approaches focus on discounted cash flows and market multiples based on the Company’s market capitalization to derive the fair value of a reporting unit. The Company also considers the economic outlook for the healthcare services industry and various other factors during the testing process, including hospital and physician contract changes, local market developments, changes in third-party payor payments, and other publicly available information. The Company completed annual impairment tests in the third quarter of each of 2010, 2009 and 2008 and determined that goodwill was not impaired in any of the three years.

Long-Lived Assets

The Company is required to evaluate long-lived assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. The recoverability of such assets is measured by a comparison of the carrying value of the assets to the future undiscounted cash flows before interest charges to be generated by the assets. If long-lived assets are impaired, the impairment to be recognized is measured as the excess of the carrying value over the fair value. Long-lived assets held for disposal are reported at the lower of the carrying value or fair value less disposal costs. The Company does not believe there are any indicators that would require an adjustment to such assets or their estimated periods of recovery at December 31, 2010 pursuant to current accounting standards.

Professional Liability Coverage

The Company maintains professional liability insurance policies with third-party insurers on a claims-made basis, subject to self-insured retention, exclusions and other restrictions. The Company’s self-insured retention under its professional liability insurance program is maintained primarily through a wholly owned captive insurance subsidiary. The Company records an estimate of liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Liabilities for claims incurred but not reported are not discounted.

Income Taxes

The Company records deferred income taxes using the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The accounting guidance for uncertain tax positions prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also requires policy disclosures regarding penalties and interest and extensive disclosures regarding increases and decreases in uncertain tax positions as a result of tax positions taken in a current or prior period, settlements with taxing authorities and any lapse of an applicable statute of limitations. Additional qualitative discussion is required for any tax position that may result in a significant increase or decrease in uncertain tax positions within a 12-month period from the Company’s reporting date.

Stock Incentive Plans

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

Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of outstanding options and restricted and deferred stock calculated using the treasury stock method. Under the treasury stock method, the Company includes the assumed excess tax benefits related to the potential exercise or vesting of its stock-based awards using the difference between the average market price for the applicable period less the option price, if any, and the fair value of the stock-based award on the date of grant multiplied by the applicable tax rate.

Fair Value of Financial Instruments

In accordance with the accounting guidance for fair value measurements and disclosures, the Company carries its money market funds and the cash surrender value of life insurance related to its deferred compensation arrangements at fair value. Under this guidance, the fair value of these instruments is determined using a three-tier fair value hierarchy. Based on this hierarchy, the Company determined the fair value of its money market funds and the cash surrender value of life insurance using quoted market prices, a Level 1 or an observable input as defined under the accounting guidance for fair value measurements. The investments underlying the cash surrender value of life insurance consist primarily of exchange-traded equity securities and mutual funds with quoted prices in active markets. At December 31, 2010, the Company’s money market funds and the cash surrender value of life insurance had carrying amounts of $11.7 million and $12.5 million, respectively. At December 31, 2009, the Company’s money market funds and the cash surrender value of life insurance had carrying amounts of $20.2 million and $10.7 million, respectively.

The carrying amounts of cash equivalents, short-term investments, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments. The carrying value of long-term investments and capital lease obligations approximates fair value.

3.	Investments:

Investments held are summarized as follows (in thousands):

	December 31, 2010		December 31, 2009
	Short-Term	Long-Term	Short-Term	Long-Term
Municipal debt securities	$16,901	$11,327	$4,880	$24,271
Federal home loan securities	—	16,066	500	3,500
Certificates of deposit	480	—	—	720

	$17,381	$27,393	$5,380	$28,491

4.	Accounts Receivable and Net Patient Service Revenue:

Accounts receivable, net consists of the following (in thousands):

	December 31,
	2010	2009
Gross accounts receivable	$603,372	$541,950
Allowance for contractual adjustments and uncollectibles	(421,977)	(377,506)

	$181,395	$164,444

Net patient service revenue consists of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008
Gross patient service revenue	$4,140,312	$3,658,459	$3,014,035
Contractual adjustments and uncollectibles	(2,825,827)	(2,444,222)	(2,006,415)
Hospital contract administrative fees	87,074	74,027	60,657

	$1,401,559	$1,288,264	$1,068,277

Accounts receivable of $181.4 million and $164.4 million at December 31, 2010 and 2009, respectively, consist primarily of amounts due from government-sponsored healthcare programs and third-party insurance payors for services provided by the Company’s affiliated physicians.

Net patient service revenue of $1.4 billion, $1.3 billion and $1.1 billion for the years ended December 31, 2010, 2009 and 2008, respectively, consists primarily of gross billed charges for services provided by the Company’s affiliated physicians less an estimated allowance for contractual adjustments and uncollectibles to properly account for the anticipated differences between gross billed charge amounts and expected reimbursement amounts.

The Company’s contractual adjustments and uncollectibles as a percentage of gross patient service revenue vary slightly each year depending on several factors, including improved managed care contracting, changes in reimbursement from state Medicaid programs and other government-sponsored programs and annual price increases.

The Company’s annual price increases typically increase contractual adjustments as a percentage of gross patient service revenue. This increase is primarily due to Medicaid and other government-sponsored health care programs that generally provide for reimbursements on a fee-schedule basis rather than on a gross charge basis. When the Company bills these programs, like other payors, on a gross-charge basis, it also increases its provision for contractual adjustments and uncollectibles by the amount of any price increase, resulting in a higher contractual adjustment percentage.

5.	Property and Equipment:

Property and equipment consists of the following (in thousands):

	December 31,
	2010	2009
Building	$8,056	$8,056
Land	2,032	2,032
Equipment and furniture	88,868	93,794

	98,956	103,882
Accumulated depreciation	(56,182)	(60,610)

	$42,774	$43,272

At December 31, 2010 and 2009, property and equipment includes medical and other equipment held under capital leases of approximately $1.0 million and $1.3 million, and related accumulated depreciation of approximately $0.8 million and $0.9 million, respectively. The Company recorded depreciation expense of approximately $13.5 million, $11.2 million and $9.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

6.	Business Acquisitions:

During 2010, the Company completed the acquisition of 15 physician group practices for total consideration of $339.3 million, consisting of $328.7 million in cash and $10.6 million of contingent consideration. In connection with these acquisitions, the Company recorded goodwill of approximately $317.5 million, other intangible assets consisting primarily of physician and hospital agreements of approximately $21.4 million, fixed assets of approximately $0.9 million, and other liabilities of approximately $0.5 million. These acquisitions expand the Company’s national network of physician practices. The Company expects to improve the results of these physician practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based upon the significant infrastructure it has developed.

The contingent consideration of $10.6 million recorded during 2010 is related to agreements to pay additional amounts based on the achievement of certain performance measures for up to five years ending after the acquisition dates. The accrued contingent consideration for each acquisition was recorded at acquisition-date fair value using the income approach with assumed discount rates ranging from 3.0% to 6.0% over the applicable terms and an assumed payment probability of 100% for each of the applicable years. The range of the undiscounted amount the Company could pay under the contingent consideration agreements is between $0 and $12.1 million.

During 2010, the Company paid approximately $14.3 million for contingent consideration related to certain prior-period acquisitions, of which $4.4 million was accrued as of December 31, 2009.

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

Certain purchase agreements contain contingent purchase price provisions based on volume and other performance measures. Potential payments under these provisions are not contingent upon the future employment of the sellers. The amount of the payments due under these provisions cannot be determined until the specific targets or measures are attained. In some cases, the sellers are eligible for annual contingent purchase price payments over a three- to five-year period based on the growth in profitability of the physician practice with no stated limit on the annual payment amount. Under all contingent purchase price provisions, payments of up to $43.3 million may be due through 2015, of which $26.1 million is accrued as of December 31, 2010.

The results of operations of the practices acquired in 2010 and 2009 have been included in the Company’s Consolidated Financial Statements from the dates of acquisition. The following pro forma information combines the consolidated results of operations of the Company on a GAAP basis and the acquisitions completed during 2010 and 2009 as if the transactions had occurred on January 1, 2009 (in thousands, except per share data):

	Years Ended December 31,
	2010	2009
Net patient service revenue	$1,504,048	$1,493,588
Net income	221,091	212,293
Net income per share:
Basic	$4.74	$4.66
Diluted	$4.65	$4.57

The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the period, nor are they indicative of the results of future combined operations.

7.	Goodwill and Other Assets:

Goodwill was $1.6 billion and $1.3 billion at December 31, 2010 and 2009, respectively. The change in the carrying amount of goodwill of approximately $331.2 million during the year ended December 31, 2010 is primarily related to the Company’s 2010 acquisitions and the 2010 contingent consideration payments related to acquisitions completed prior to January 1, 2009 as discussed in Note 6. The Company expects that approximately $284.2 million of the $331.2 million of goodwill recorded during the year ended December 31, 2010 will be deductible for tax purposes. Goodwill of approximately $142.2 million related to the 2009 acquisitions and the 2009 contingent consideration payments related to acquisitions completed prior to January 1, 2009 as discussed in Note 6 represent the only changes in the carrying amount of goodwill for the year ended December 31, 2009.

Other assets consist of the following (in thousands):

	December 31,
	2010	2009
Other intangible assets, net	$51,776	$38,844
Other assets	18,375	15,941

	$70,151	$54,785

At December 31, 2010, other intangible assets consisted of amortizable hospital, state and other contracts; physician and hospital agreements; and other agreements with gross carrying amounts of approximately $73.0 million, less accumulated amortization of approximately $21.2 million. At December 31, 2009, other intangible assets consisted of amortizable hospital, state and other contracts; physician and hospital agreements; and other agreements with gross carrying amounts of approximately $53.1 million, less accumulated amortization of approximately $14.3 million. Other intangible assets with finite lives are amortized on either an accelerated basis based on the annual undiscounted economic cash flows associated with the particular intangible asset or on a straight-line basis over their estimated useful lives.

Amortization expense related to other intangible assets for the years ended December 31, 2010, 2009 and 2008 was approximately $8.5 million, $5.2 million and $3.6 million, respectively. Amortization expense on other intangible assets for the years 2011 through 2015 is expected to be approximately $8.9 million, $8.0 million, $7.4 million, $6.3 million and $5.4 million, respectively. The remaining weighted average amortization period of other intangible assets is 4.1 years. The calculation of the weighted average amortization period includes amortization expense related to years beyond 2015 of approximately $15.8 million.

Other assets of $18.4 million and $15.9 million at December 31, 2010 and 2009, respectively, consist primarily of the cash surrender value of life insurance related to the Company’s deferred compensation arrangements and other long-term assets.

8.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2010	2009
Accounts payable	$9,581	$11,199
Accrued salaries and bonuses	132,221	144,827
Accrued professional liability risks	111,662	109,628
Accrued payroll taxes and benefits	26,122	22,600
Accrual for uncertain tax positions	10,948	40,859
Other accrued expenses	17,189	17,357

	$307,723	$346,470

At December 31, 2010 and 2009, accrued salaries and bonuses of $132.2 million and $144.8 million, respectively, consist primarily of amounts due under the Company’s performance-based incentive compensation program.

At December 31, 2010 and 2009, accrued professional liability risks of $111.7 million and $109.6 million, respectively, consist of the Company’s liabilities for self-insured retention under its professional liability insurance program and an estimate of liabilities for claims incurred but not reported based on an actuarial valuation. See Note 9 for more information regarding the Company’s accrued professional liability.

The accrual for uncertain tax positions, which represents the current portion of reserves for uncertain tax positions including interest and penalties, decreased by $30.0 million, from $40.9 million at December 31, 2009 to $10.9 million at December 31, 2010, of which $19.0 million related to reclassifications of certain temporary differences to deferred taxes payable and $10.5 million related to the resolution of certain income tax matters that were under review with taxing authorities. See Note 11 for more information regarding the Company’s uncertain tax positions.

9.	Accrued Professional Liability:

At December 31, 2010 and 2009, the Company’s total accrued professional liability of $111.7 million and $109.6 million, respectively, includes incurred but not reported loss reserves of $71.0 million and $68.2 million, respectively, and loss reserves for reported claims associated with self-insured retention amounts through the Company’s wholly owned captive insurance subsidiary of $40.7 million and $41.4 million, respectively.

The activity related to the Company’s loss reserves for reported claims for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Balance at beginning of year	$41,355	$36,366	$31,786

Provision (adjustment) for losses related to:
Current year	17,256	16,497	15,174
Prior years	(4,029)	(3,519)	(5,010)

Total provision for losses	13,227	12,978	10,164

Claim payments related to:
Current year	(553)	(568)	(15)
Prior years	(13,357)	(7,421)	(5,569)

Total payments	(13,910)	(7,989)	(5,584)

Balance at end of year	$40,672	$41,355	$36,366

The net changes in reserves for reported claims for the years ended December 31, 2010 and 2009, are primarily attributable to the increase in the number of physicians insured through the Company’s wholly owned captive insurance subsidiary due to acquisitions and same-unit growth, offset by higher claim payments and adjustments to the provision for losses related to prior years resulting from favorable trends in the Company’s claims experience.

10.	Line of Credit and Capital Lease Obligations:

The Company has an unsecured $350 million revolving line of credit (“Line of Credit”) that is guaranteed by substantially all of the Company’s subsidiaries and includes a $50 million sub-facility for the issuance of letters of credit and a $25 million sub-facility for swingline loans. In addition, the Line of Credit may be increased to $400 million subject to the satisfaction of specified conditions. At the Company’s option, the Line of Credit (other than swingline loans) bears interest at (1) the alternate base rate, which is defined as the higher of (i) the Federal Funds Rate plus one half of 1% and (ii) the Wells Fargo Bank, N.A prime rate or (2) the LIBOR rate, plus, in either case, an applicable margin rate of up to 1.5% based on the Company’s consolidated leverage ratio. The Line of Credit is also subject to facility fees based on applicable rates defined in the agreement and the aggregate commitments, regardless of usage. Swingline loans bear interest at the alternate base rate plus the applicable margin. The Line of Credit matures in September 2013. The Company is subject to certain covenants and restrictions specified in the Line of Credit, including covenants that require it to maintain a minimum fixed charge coverage ratio and to not exceed a specified consolidated leverage ratio, to comply with laws, and restrict it from paying dividends and making certain other distributions, as specified therein. Failure to comply with these covenants would constitute an event of default under the Line of Credit, notwithstanding the Company’s ability to meet its debt service obligations. The Line of Credit includes various customary remedies for the lenders following an event of default. At December 31, 2010, the Company believes it was in compliance, in all material respects, with the financial covenants and other restrictions applicable under the Line of Credit.

The Company had $146.5 million in outstanding principal balance under the Line of Credit at December 31, 2010. The Company has outstanding letters of credit associated with its professional liability insurance program which reduced the amount available under the Line of Credit by $6.0 million at December 31, 2010. The weighted average interest rate on the letters of credit was 1.0% at December 31, 2010. At December 31, 2010, the Company had an available balance on the Line of Credit of $197.5 million.

The Company’s capital lease obligations consist of the following (in thousands):

	December 31,
	2010	2009
Capital lease obligations	$181	$443
Less: Current portion	(125)	(234)

Long-term portion	$56	$209

The amounts due under the terms of the Company’s capital lease obligations at December 31, 2010 are as follows (in thousands):

2011	$125
2012	56

$181

11.	Income Taxes:

The components of the income tax provision (benefit) are as follows (in thousands):

	December 31,
	2010	2009	2008
Federal:
Current	$73,756	$93,590	$92,960
Deferred	22,814	6,391	(10,066)

	96,570	99,981	82,894

State:
Current	10,330	11,315	12,822
Deferred	1,561	600	(980)

	11,891	11,915	11,842

Total	$108,461	$111,896	$94,736

The Company files its tax return on a consolidated basis with its subsidiaries. The remaining affiliated professional contractors file tax returns on an individual basis.

The effective tax rate was 34.86%, 38.89% and 39.24% for the years ended December 31, 2010, 2009 and 2008, respectively. The net decrease in the Company’s effective income tax rate for the year ended December 31, 2010 was primarily related to the $10.9 million reduction in its income tax provision resulting from a resolution of certain matters that were under review with taxing authorities.

The differences between the effective rate and the United States federal income tax statutory rate are as follows:

	December 31,
	2010	2009	2008
Tax at statutory rate	35.00%	35.00%	35.00%
State income tax, net of federal benefit	2.42	2.69	3.19
Non-deductible expenses	0.35	0.40	0.56
Change in accrual estimates relating to uncertain tax positions	(2.81)	0.82	0.63
Other, net	(0.10)	(0.02)	(0.14)

Income tax provision	34.86%	38.89%	39.24%

The significant components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31, 2010			December 31, 2009
	Total	Current	Non- Current	Total	Current	Non- Current
Allowance for uncollectible accounts	$34,254	$34,254	$—	$43,068	$43,068	$—
Net operating loss carryforward	7,799	7,799	—	2,789	2,789	—
Reserves and accruals	37,045	33,378	3,667	35,466	31,810	3,656
Other	488	488	—	271	271	—
Stock-based compensation	18,316	8,700	9,616	15,906	6,238	9,668

Total deferred tax assets	97,902	84,619	13,283	97,500	84,176	13,324

Accrual to cash adjustment	(24,040)	(24,040)	—	(11,742)	(11,742)	—
Property and equipment	(965)	—	(965)	(1,481)	—	(1,481)
Amortization	(86,384)	—	(86,384)	(71,297)	—	(71,297)

Total deferred tax liabilities	(111,389)	(24,040)	(87,349)	(84,520)	(11,742)	(72,778)

Net deferred tax (liability) asset	$(13,487)	$60,579	$(74,066)	$12,980	$72,434	$(59,454)

The income tax benefit related to the exercise of stock options, the purchase of shares under the Company’s non-qualified employee stock purchase plan and the vesting of restricted stock in excess of amounts recorded as equity compensation expense reduces taxes currently payable and is credited to additional paid-in capital. Such amounts totaled approximately $3.0 million, $6.9 million, and $4.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company has net operating loss carryforwards for federal and state tax purposes totaling approximately $20.7 million, $8.0 million, and $14.9 million at December 31, 2010, 2009 and 2008, respectively, expiring at various times commencing in 2014. The increase in net operating loss carryforwards of $12.7 million in 2010 and the decrease of $6.9 million in 2009 are primarily due to timing differences related to the recognition of income for tax purposes associated with physician practice acquisitions.

As of December 31, 2010, 2009 and 2008, the Company’s liability for uncertain tax positions, excluding accrued interest and penalties, was $22.3 million, $49.4 million and $47.6 million, respectively. The Company had approximately $12.3 million of uncertain tax positions that, if recognized, would favorably impact its effective tax rate at December 31, 2010.

During the third quarter of 2010, the Company reached a resolution with taxing authorities on certain income tax matters that were under review. In connection with this resolution, the Company recorded a reduction in reserves for uncertain tax positions of $9.6 million, excluding interest of $4.7 million, and also recorded a reduction in its income tax provision of $10.9 million. In addition, the resolution resulted in an increase in additional paid-in capital of $3.4 million for excess tax benefits related to stock-based awards, which increased the Company’s cash flow from financing activities.

The following table summarizes the activity related to the Company’s liability for uncertain tax positions for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2010	2009	2008
Balance at beginning of year	$49,416	$47,562	$29,769
Increases related to prior year tax positions	948	—	16,574
Decreases related to prior year tax positions	(9,569)	(1,051)	(4,227)
Increases related to current year tax positions	2,334	5,867	9,815
Decreases related to current year tax positions	(19,035)	—	—
Settlements	(500)	(2,191)	(3,556)
Decreases related to lapse of statutes of limitations	(1,304)	(771)	(813)

Balance at end of year	$22,290	$49,416	$47,562

During the 12 months ended December 31, 2010, the Company decreased its liability for uncertain tax positions by a total of $27.1 million, of which $19.0 million related to reclassifications of certain temporary differences to deferred taxes payable and $9.6 million related to the resolution reached with taxing authorities discussed above. During the 12 months ended December 31, 2009, the Company increased its liability for uncertain tax positions by a total of $1.9 million, which is primarily related to changes in temporary differences, partially offset by settlements.

The Company includes interest and penalties related to income tax liabilities in income tax expense. The Company recognized $1.7 million, $2.5 million and $3.2 million, respectively, of interest and penalties related to income tax liabilities during the years ended December 31, 2010, 2009 and 2008. The Company also recorded a reduction in interest expense of $4.7 million during the year ended December 31, 2010 in connection with the resolution of income tax matters discussed above. At December 31, 2010 and 2009, the Company’s accrued liability for interest and penalties related to income tax liabilities totaled $8.3 million and $11.3 million, respectively.

At December 31, 2010, accounts payable and accrued expenses and other liabilities as presented in the Company’s Consolidated Balance Sheet include $10.9 million and $19.7 million, respectively, related to the Company’s total liability for uncertain tax positions of $30.6 million. At December 31, 2009, accounts payable and accrued expenses and other liabilities as presented in the Company’s Consolidated Balance Sheet include $40.9 million and $19.8 million, respectively, related to the Company’s total liability for uncertain tax positions of $60.7 million.

The Company’s liability for uncertain tax positions could be reduced over the next 12 months by approximately $1.5 million, excluding accrued interest, due to the expiration of statutes of limitation. Additionally, the Company anticipates that its liability for uncertain tax positions will be increased over the next 12 months by additional taxes of approximately $2.3 million. Although the Company anticipates additional changes in its liability for uncertain tax positions related to certain temporary differences, an estimate of the range of such changes cannot be made at this time.

The Company is currently subject to U.S. Federal and various state income tax examinations for the tax years 2004 through 2009.

12.	Common and Common Equivalent Shares:

The calculation of shares used in the basic and diluted net income per share calculation for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Weighted average number of common shares outstanding	46,630	45,573	46,121
Weighted average number of dilutive common share equivalents	940	898	1,040

Weighted average number of common and common equivalent shares outstanding	47,570	46,471	47,161

Antidilutive securities not included in the diluted earnings per share calculation	464	2,348	1,625

13.	Stock Incentive Plans and Stock Purchase Plan:

The Company’s 2008 Incentive Compensation Plan (the “2008 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property. As provided in the 2008 Incentive Plan, no additional grants can be made from the Company’s prior incentive plans, except that new awards will be permitted under the 2004 Incentive Compensation Plan (the “2004 Incentive Plan”) to the extent that shares previously granted under the 2004 Incentive Plan are forfeited, expire or terminate. Under the 2008 Incentive Plan, a total of six million shares were available for the granting of awards, inclusive of the number of shares remaining available for grant under the 2004 Incentive Plan as of May 23, 2008. To date, the only equity awards made by the Company under the 2008 Incentive Plan are for stock options, restricted stock and deferred stock. Collectively, the Company’s prior incentive plans and the 2008 Incentive Plan are referred to as the Stock Incentive Plans.

Under the 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards vest on a cliff basis over a term of five years upon the fulfillment of specified service-based and performance-based conditions. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. At December 31, 2010, the Company had approximately 2.2 million shares available for future grants and awards under its Stock Incentive Plans.

In September 2008, the Company’s shareholders approved an amendment to the Company’s 1996 Non-Qualified Employee Stock Purchase Plan (the “Non-Qualified Plan”) to increase the number of shares issuable under the Non-Qualified Plan from 1.5 million to 2.5 million shares. The approved amendment also expanded participation in the Non-Qualified Plan to all employees who formerly participated in the 1996 Qualified Employee Stock Purchase Plan, which was terminated in August 2008. Under the Non-Qualified Plan, employees are permitted to purchase the Company’s common stock at 85% of market value on January 1st, April 1st, July 1st and October 1st of each year. In accordance with the provisions of accounting guidance for stock-based compensation, the Company recognizes stock-based compensation expense for the 15% discount received by participating employees. During the year ended December 31, 2010, 128,158 shares were issued under the Non-Qualified Plan. At December 31, 2010, the Company had approximately 674,000 shares reserved for issuance under the Non-Qualified Plan.

The Company recognized approximately $25.7 million, $24.3 million and $20.8 million of stock-based compensation expense related to its Stock Incentive Plans and Stock Purchase Plan during the years ended December 31, 2010, 2009 and 2008, respectively. The after-tax impact of stock-based compensation expense on net income was approximately $16.7 million, $14.9 million and $12.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The activity related to the Company’s restricted and deferred stock awards and the corresponding weighted average grant-date fair values are as follows:

	Number of Shares	Weighted Average Fair Value
Non-vested shares at December 31, 2007	470,700	$46.23
Awarded	325,748	$54.40
Forfeited	(6,950)	$49.65
Vested	(296,811)	$42.84

Non-vested shares at December 31, 2008	492,687	$53.63
Awarded	552,632	$41.74
Forfeited	(25,764)	$45.44
Vested	(188,222)	$51.65

Non-vested shares at December 31, 2009	831,333	$46.43
Awarded	436,756	$54.90
Forfeited	(8,086)	$46.12
Vested	(304,554)	$47.13

Non-vested shares at December 31, 2010	955,449	$50.08

The aggregate fair value of the restricted shares that vested during the years ended December 31, 2010, 2009 and 2008 was approximately $14.4 million, $9.7 million and $12.7 million, respectively.

At December 31, 2010, the total stock-based compensation cost related to non-vested restricted and deferred stock remaining to be recognized as compensation expense over a weighted-average period of approximately 1.6 years was $22.7 million.

The Company uses the Black-Scholes Model to estimate the fair value of each stock option on the date of grant. The weighted average grant-date fair values for stock options granted during the years ended December 31, 2010, 2009 and 2008 were $18.89, $12.19 and $12.97, respectively, which were calculated using the following weighted average assumptions for expected volatility, expected life, risk-free interest rate and dividend yield:

	Years Ended December 31,
	2010	2009	2008
Expected volatility	35%	32% to 37	23% to 29
Expected life—officers (in years)	4.5	4.5	4.5
Expected life—other employees (in years)	3.5	3.5	3.5
Risk-free interest rate	2.1% to 2.3	1.4% to 2.1	2.1% to 3.3
Dividend yield	0%	0%	0%

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

The activity and certain other information related to the Company’s stock option awards are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2007	2,906,614	$34.31
Granted	773,972	$54.91
Canceled	(22,160)	$48.74
Exercised	(231,337)	$23.61		$9.3

Outstanding at December 31, 2008	3,427,089	$39.59
Granted	162,269	$40.76
Canceled	(38,992)	$56.61
Exercised	(617,612)	$20.17		$21.8

Outstanding at December 31, 2009	2,932,754	$43.52
Granted	60,747	$58.26
Canceled	(8,667)	$61.27
Exercised	(416,901)	$39.25		$9.1

Outstanding at December 31, 2010	2,567,933	$44.50	5.6	$58.5

Exercisable at December 31, 2010	2,133,802	$43.04	5.2	$51.7

At December 31, 2010, the total stock-based compensation cost related to non-vested stock options remaining to be recognized as compensation expense over a weighted-average period of approximately 1.1 years was $1.6 million.

The excess tax benefit related primarily to stock options and restricted stock for the years ended December 31, 2010, 2009 and 2008 was approximately $3.0 million, $6.9 million and $4.3 million, respectively. The cash proceeds received from the exercise of stock options for the years ended December 31, 2010, 2009 and 2008 were approximately $16.4 million, $12.5 million and $5.5 million, respectively.

14.	Retirement Plans:

The Company maintains four qualified contributory savings plans as allowed under Section 401(k) of the Internal Revenue Code and Section 1165(e) of the Puerto Rico Income Tax Act of 1954 (the “401(k) Plans”). The 401(k) Plans permit participant contributions and allow elective and, in certain situations, non-elective Company contributions based on each participant’s contribution or a specified percentage of eligible wages. Participants may defer a percentage of their annual compensation subject to the limits defined in the 401(k) Plans. The Company recorded an expense of $18.2 million, $16.1 million and $13.2 million for the years ended December 31, 2010, 2009 and 2008, respectively, related to the 401(k) Plans.

15.	Commitments and Contingencies:

In September 2006, the Company entered into a settlement agreement with the Department of Justice and a relator who initiated a “qui tam” complaint against the Company relating to its billing practices for services provided from January 1996 through December 1999 that were reimbursed by Medicaid, the Federal Employees Health Benefit program, and the United States Department of Defense’s TRICARE program for military dependents and retirees (“Settlement Agreement”). As part of the Settlement Agreement, the Company is in the final year of a five-year Corporate Integrity Agreement with the Office of Inspector General of the Department of Health and Human Services (the “OIG”). The Corporate Integrity Agreement acknowledges the existence of the Company’s comprehensive Compliance Plan, which provides for policies and procedures aimed at promoting the Company’s adherence with FHC Program requirements and requires the Company to maintain the Compliance Plan in full operation for the term of the Corporate Integrity Agreement. In addition, the Corporate Integrity Agreement requires, among other things, that the Company must comply with the following integrity obligations during the term of the Corporate Integrity Agreement:

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

Failure to comply with the Company’s duties under the Corporate Integrity Agreement could result in substantial monetary penalties and in the case of a material breach, could even result in the Company being excluded from participating in FHC Programs. Management believes that the Company was in compliance with the Corporate Integrity Agreement as of December 31, 2010.

In July 2007, the Audit Committee of the Company’s Board of Directors concluded a comprehensive review of the Company’s historical practices related to the granting of stock options. In connection with the review, the Company had discussions with the U.S. Attorney’s office for the Southern District of Florida concerning the matters covered by the review and, in response to a subpoena received in December 2007, provided the office with various documents and information related to the Company’s stock option granting practices. The Company intends to fully cooperate with the U.S. Attorney’s office if there is any additional activity with respect to this matter. In March 2009, the Company settled an investigation by the Securities and Exchange Commission relating to this matter by entering into a consent decree.

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

The Company leases space for certain corporate offices and its regional offices and medical offices, storage space and temporary housing of medical staff. Rent expense for the years ended December 31, 2010, 2009 and 2008 was approximately $19.8 million, $18.1 million, and $14.3 million, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2010 are as follows (in thousands):

2011	$18,198
2012	13,748
2013	10,552
2014	8,267
2015	4,728
Thereafter	2,498

$57,991

16.	Selected Quarterly Financial Information (Unaudited):

The following tables set forth a summary of the Company’s selected quarterly financial information for each of the four quarters ended December 31, 2010 and 2009 (in thousands, except for per share data):

	2010 Quarters
	First	Second	Third	Fourth
Net patient service revenue	$332,927	$349,094	$351,058	$368,480

Operating expenses:
Practice salaries and benefits	213,402	208,762	211,884	220,872
Practice supplies and other operating expenses	13,095	14,062	13,980	16,374
General and administrative expenses	38,099	39,164	37,499	39,505
Depreciation and amortization	4,780	5,006	6,321	5,843

Total operating expenses	269,376	266,994	269,684	282,594

Income from operations	63,551	82,100	81,374	85,886

Investment income	404	265	438	327
Interest expense	(710)	(1,118)	(481)	(884)

Income before income taxes	63,245	81,247	81,331	85,329

Income tax provision	24,982	31,889	20,061	31,529

Net income	$38,263	$49,358	$61,270	$53,800

Per common and common equivalent share data (1):
Net income:
Basic	$0.83	$1.06	$1.31	$1.15

Diluted	$0.81	$1.04	$1.29	$1.12

Weighted average shares:
Basic	46,300	46,516	46,788	46,914

Diluted	47,267	47,528	47,482	47,998

(1)	Basic and diluted per share amounts are computed for each of the periods presented. Accordingly, the sum of the quarterly per share amounts may not agree with the full year amount.

	2009 Quarters
	First	Second	Third	Fourth
Net patient service revenue	$303,885	$319,815	$331,276	$333,288

Operating expenses:
Practice salaries and benefits	194,008	191,756	198,229	199,500
Practice supplies and other operating expenses	12,641	12,798	13,100	13,693
General and administrative expenses	36,650	36,295	37,648	36,569
Depreciation and amortization	3,963	4,187	3,956	4,342

Total operating expenses	247,262	245,036	252,933	254,104

Income from operations	56,623	74,779	78,343	79,184

Investment income	441	429	430	382
Interest expense	(1,011)	(824)	(570)	(506)

Income before income taxes	56,053	74,384	78,203	79,060

Income tax provision	22,001	31,167	30,069	28,659

Net income	$34,052	$43,217	$48,134	$50,401

Per common and common equivalent share data (1):
Net income:
Basic	$0.75	$0.95	$1.05	$1.10

Diluted	$0.74	$0.93	$1.03	$1.07

Weighted average shares:
Basic	45,282	45,446	45,663	45,918

Diluted	45,931	46,253	46,664	47,054

(1)	Basic and diluted per share amounts are computed for each of the periods presented. Accordingly, the sum of the quarterly per share amounts may not agree with the full year amount.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s independent registered certified public accounting firm, PricewaterhouseCoopers LLP, has audited our internal control over financial reporting as of December 31, 2010 as stated in their report which appears on page 53 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2011 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2011 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2010, with respect to shares of our common stock that may be issued under existing equity compensation plans, including our 2008 Incentive Compensation Plan, as amended (“2008 Incentive Plan”), our 2004 Incentive Compensation Plan, as amended (“2004 Incentive Plan”), our Amended and Restated Stock Option Plan, as amended (the “Option Plan”), and our 1996 Non-Qualified Employee Stock Purchase Plan, as amended and restated (the “Stock Purchase Plan”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,567,933	(1)	$44.50	2,922,592	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	2,567,933		$44.50	2,922,592

(1)	Represents 931,328 shares issuable under the 2008 Incentive Plan, 1,052,974 shares issuable under the 2004 Incentive Plan and 583,631 shares issuable under the Option Plan.
(2)	Under the 2008 Incentive Plan, the 2004 Incentive Plan and the Stock Purchase Plan, 2,211,949, 36,753 and 673,890 shares, respectively, remain available for future issuance.

The remaining information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2011 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2011 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2011 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1) Financial	Statements

The information required by this Item is included in Item 8 of Part II of this Form 10-K.

(a)(2) Financial	Statement Schedules

The following financial statement schedule for the years ended December 31, 2010, 2009 and 2008, is included in this Form 10-K as set forth below (in thousands).

MEDNAX, INC.

Schedule II: Valuation and Qualifying Accounts

	Years Ended December 31,
	2010	2009	2008
Allowance for contractual adjustments and uncollectibles:
Balance at beginning of year	$377,506	$369,446	$313,131
Amount charged against operating revenue	2,825,827	2,444,222	2,006,415
Accounts receivable contractual adjustments and write-offs (net of recoveries)	(2,781,356)	(2,436,162)	(1,950,100)

Balance at end of year	$421,977	$377,506	$369,446

All other schedules have been omitted because they are not applicable, not required or the information is included elsewhere herein.

(a)(3) Exhibits

See Item 15(b) of this Form 10-K.

(b) Exhibits

2.1	Agreement and Plan of Merger, dated as of December 29, 2008, between MEDNAX, Inc., Pediatrix Medical Group, Inc. and PMG Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).

3.1	Amended and Restated Articles of Incorporation of MEDNAX, Inc. (incorporated by reference to Exhibit 3.1 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).

3.2	Articles of Amendment Designating Series A Junior Participating Preferred Stock of MEDNAX, Inc. (incorporated by reference to Exhibit 3.2 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).

3.3	Amended and Restated By-laws of MEDNAX, Inc. (incorporated by reference to Exhibit 3.3 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).

10.1	Credit Agreement, dated as of September 3, 2008, among Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, the Lenders party thereto and Pediatrix Medical Group, Inc. and certain of its domestic subsidiaries named as Guarantors therein (incorporated by reference to Exhibit 99.2 to Pediatrix’s Current Report on Form 8-K dated September 4, 2008).

10.2	Assignment and Joinder Agreement, dated as of January 1, 2009, among MEDNAX, Inc., MEDNAX Services, Inc., the Guarantors identified on the signature pages thereto and Wachovia Bank, National Association, in its capacity as Administrative Agent (incorporated by reference to Exhibit 10.1 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).

10.3	Amended and Restated Stock Option Plan of Pediatrix dated as of June 4, 2003 (incorporated by reference to Exhibit 10.5 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).*

10.4	First Amendment, dated December 29, 2008, to Pediatrix Medical Group, Inc. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.7 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.5	1996 Non-Qualified Employee Stock Purchase Plan of MEDNAX, Inc., as amended and restated, dated January 1, 2009 (incorporated by reference to Exhibit 10.6 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.6	Executive Non-Qualified Deferred Compensation Plan of Pediatrix, dated October 13, 1997 (incorporated by reference to Exhibit 10.35 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 1998).*

10.7	Amended and Restated Thrift and Profit Sharing Plan of Pediatrix (incorporated by reference to Exhibit 4.5 to Pediatrix’s Registration Statement on Form S-8 (Registration No. 333-101222)).*

10.8	Pediatrix Medical Group of Puerto Rico Thrift and Profit Sharing Plan (incorporated by reference to Exhibit 4.3 to Pediatrix’s Registration Statement on Form S-8 dated December 9, 2004).*

10.9	Pediatrix Medical Group, Inc. 2004 Incentive Compensation Plan (incorporated by reference to Exhibit A of Pediatrix’s Proxy Statement on Schedule 14A dated as of April 9, 2004).*

10.10	Second Amendment, dated December 29, 2008, to Pediatrix Medical Group, Inc. 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.8 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.11	Pediatrix Medical Group, Inc. 2008 Incentive Compensation Plan (incorporated by reference to Exhibit A of Pediatrix’s Proxy Statement on Schedule 14A dated as of April 8, 2008).*

10.12	First Amendment, dated December 29, 2008, to Pediatrix Medical Group, Inc. 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.13	Pediatrix Medical Group, Inc. Form of Stock Option Agreement for Stock Options Awarded Under the Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.3 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.14	Pediatrix Medical Group, Inc. Form of Incentive Stock Option Agreement for Incentive Stock Options Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.15	Pediatrix Medical Group, Inc. Form of Non-Qualified Stock Option Agreement for Non-Qualified Stock Options Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.16	Pediatrix Medical Group, Inc. Form of Restricted Stock Agreement for Restricted Stock Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.17	MEDNAX, Inc. Form of Non-Qualified Stock Option Agreement for Non-Qualified Stock Options Awarded Under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.17 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.18	MEDNAX, Inc. Form of Restricted Stock Agreement for Restricted Stock Awarded Under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.18 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.19	Employment Agreement, dated August 20, 2008, by and between Pediatrix Medical Group, Inc. and Roger J. Medel, M.D. (incorporated by reference to Exhibit 10.1 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).*

10.20	Amendment Agreement, dated December 29, 2008, between MEDNAX, Inc., Pediatrix Medical Group, Inc. and Roger J. Medel, M.D. (incorporated by reference to Exhibit 10.2 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.21	Employment Agreement, dated August 20, 2008, by and between Pediatrix Medical Group, Inc. and Joseph M. Calabro (incorporated by reference to Exhibit 10.2 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).*

10.22	Amendment Agreement, dated December 29, 2008, between MEDNAX, Inc., Pediatrix Medical Group, Inc. and Joseph M. Calabro (incorporated by reference to Exhibit 10.3 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.23	Employment Agreement, dated August 20, 2008, by and between Pediatrix Medical Group, Inc. and Karl B. Wagner (incorporated by reference to Exhibit 10.3 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).*

10.24	Amendment Agreement, dated December 29, 2008, between MEDNAX, Inc., Pediatrix Medical Group, Inc. and Karl B. Wagner (incorporated by reference to Exhibit 10.4 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.25	Second Amendment Agreement, dated February 24, 2010, by and among Mednax, Inc., Mednax Services, Inc., American Anesthesiology, Inc. and Karl B. Wagner (incorporated by reference to Exhibit 10.25 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.26	Employment Agreement, dated August 20, 2008, by and between Pediatrix Medical Group, Inc. and Thomas W. Hawkins (incorporated by reference to Exhibit 10.4 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).*

10.27	Amendment Agreement, dated December 29, 2008, between MEDNAX, Inc., Pediatrix Medical Group, Inc. and Thomas W. Hawkins (incorporated by reference to Exhibit 10.5 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.28	Employment Agreement, dated February 24, 2010, by and between MEDNAX Services, Inc. and Vivian Lopez-Blanco (incorporated by reference to Exhibit 10.28 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.29	Employment Agreement, dated August 11, 2008, by and between Pediatrix Medical Group, Inc. and Frederick V. Miller, M.D (incorporated by reference to Exhibit 10.29 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.30	Amendment Agreement, dated December 31, 2008, between MEDNAX, Inc., Pediatrix Medical Group, Inc. and Frederick V. Miller, M.D. (incorporated by reference to Exhibit 10.30 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.31	Restricted Shares Units Agreement for Roger J. Medel, M.D. dated August 20, 2008 (incorporated by reference to Exhibit 10.5 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).*

10.32	Restricted Shares Units Agreement for Roger J. Medel, M.D. dated August 20, 2008 (incorporated by reference to Exhibit 10.6 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).*

10.33	Form of Indemnification Agreement between Pediatrix and each of its directors and executive officers. (incorporated by reference to Exhibit 10.6 to Pediatrix’s Annual Report on Form 10-K for the year ended December 31, 2003).*

10.34	Form of Amended and Restated Exclusive Management and Administrative Services Agreement with affiliated professional contractors (incorporated by reference to Exhibit 10.7 to Pediatrix’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.35	Settlement Agreement, effective September 21, 2006, among the United States Department of Justice and on behalf of the Office of the Inspector General of the Department of Health and Human Services the TRICARE Management Activity, through its General Counsel, and the Office of Personnel Management (“OPM”), which administers the Federal Employees Health Benefits Program (collectively the “United States”); Pediatrix Medical Group, Inc. and Daniel M. Hall, MD (incorporated by reference to Exhibit 10.1 to Pediatrix’s Current Report on Form 8-K dated September 22, 2006).

10.36	Model State Settlement Agreement (incorporated by reference to Exhibit 10.2 to Pediatrix’s Current Report on Form 8-K dated September 22, 2006).

10.37	Corporate Integrity Agreement, effective September 20, 2006, among Pediatrix and the Office of Inspector General (OIG) of the United States Department of Health and Human Services (HHS) to promote compliance with the statutes, regulations, and written directives of Medicare, Medicaid, TRICARE, and all other Federal healthcare programs (as defined in 42 U.S.C. § 1320a-7b(f)) (Federal healthcare program requirements) (incorporated by reference to Exhibit 10.3 to Pediatrix’s Current Report on Form 8-K dated September 22, 2006).

10.38	Stipulation of Settlement dated January 16, 2008, by and among Pediatrix, certain of the Pediatrix’s current and former officers and directors and Jacob Schwartz (incorporated by reference to Exhibit 10.1 to Pediatrix’s current report of Form 8-K dated January 16, 2008).

21.1+	Subsidiaries of the Registrant.

23.1+	Consent of PricewaterhouseCoopers LLP.

31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS++	XBRL Instance Document.

101.SCH++	XBRL Taxonomy Extension Schema Document.

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contracts or compensation plans, contracts or arrangements.
+	Filed herewith
++	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDNAX, INC.

Date: February 24, 2011	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger J. Medel, M.D. Roger J. Medel, M.D.	Chief Executive Officer (Principal Executive Officer)	February 24, 2011

/s/ Vivian Lopez-Blanco Vivian Lopez-Blanco	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2011

/s/ Cesar L. Alvarez Cesar L. Alvarez	Director and Chairman of the Board	February 24, 2011

/s/ Waldemar A. Carlo, M.D. Waldemar A. Carlo, M.D.	Director	February 24, 2011

/s/ Michael B. Fernandez Michael B. Fernandez	Director	February 24, 2011

/s/ Roger K. Freeman, M.D. Roger K. Freeman, M.D.	Director	February 24, 2011

/s/ Paul G. Gabos Paul G. Gabos	Director	February 24, 2011

/s/ Dany Garcia Dany Garcia	Director	February 24, 2011

/s/ Pascal J. Goldschmidt, M.D. Pascal J. Goldschmidt, M.D.	Director	February 24, 2011

/s/ Manuel Kadre Manuel Kadre	Director	February 24, 2011

/s/ Donna E. Shalala, Ph.D. Donna E. Shalala, Ph.D.	Director	February 24, 2011

/s/ Enrique J. Sosa, Ph.D. Enrique J. Sosa, Ph.D.	Director	February 24, 2011