Form 10-Q
period 2011-03-31
MEDNAX, INC.
filed 2011-05-03
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

On April 27, 2011, the registrant had outstanding 48,126,712 shares of Common Stock, par value $.01 per share.

MEDNAX, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDNAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2011	December 31, 2010
	(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$15,049	$26,251
Short-term investments	14,658	17,381
Accounts receivable, net	188,170	181,395
Prepaid expenses	4,673	5,162
Deferred income taxes	63,644	60,579
Other assets	5,980	5,241

Total current assets	292,174	296,009
Investments	32,866	27,393
Property and equipment, net	60,572	42,774
Goodwill	1,611,401	1,601,319
Other assets, net	68,787	70,151

Total assets	$2,065,800	$2,037,646

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$121,111	$207,937
Current portion of long-term capital lease obligations	287	125
Income taxes payable	28,283	12,999

Total current liabilities	149,681	221,061
Line of credit	176,500	146,500
Long-term capital lease obligations	550	56
Long-term professional liabilities	103,902	99,786
Deferred income taxes	78,394	74,066
Other liabilities	51,022	48,723

Total liabilities	560,049	590,192

Commitments and contingencies

Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 100,000 shares authorized; 48,057 and 47,937 shares issued and outstanding, respectively	481	479
Additional paid-in capital	671,930	659,091
Retained earnings	833,340	787,884

Total shareholders’ equity	1,505,751	1,447,454

Total liabilities and shareholders’ equity	$2,065,800	$2,037,646

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010

Net patient service revenue	$382,283	$332,927

Operating expenses:
Practice salaries and benefits	243,894	213,402
Practice supplies and other operating expenses	15,090	13,095
General and administrative expenses	41,798	38,099
Depreciation and amortization	5,781	4,780

Total operating expenses	306,563	269,376

Income from operations	75,720	63,551
Investment income	325	404
Interest expense	(911)	(710)

Income before income taxes	75,134	63,245
Income tax provision	29,678	24,982

Net income	$45,456	$38,263

Per common and common equivalent share data:

Net income:
Basic	$0.96	$0.83

Diluted	$0.94	$0.81

Weighted average shares:
Basic	47,149	46,300

Diluted	48,361	47,267

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$45,456	$38,263
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,781	4,780
Accretion of contingent consideration liabilities	265	175
Stock-based compensation expense	6,512	6,119
Deferred income taxes	1,263	(1,815)
Changes in assets and liabilities:
Accounts receivable	(6,775)	(9,541)
Prepaid expenses and other assets	(250)	3,528
Other assets	2,499	(488)
Accounts payable and accrued expenses	(89,718)	(109,910)
Income taxes payable	15,176	24,081
Long-term professional liabilities	4,116	1,594
Other liabilities	1,214	1,608

Net cash used in operating activities	(14,461)	(41,606)

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(10,083)	(40,185)
Purchases of investments	(7,600)	(2,347)
Proceeds from sales or maturities of investments	4,850	3,100
Purchases of property and equipment	(20,250)	(4,062)

Net cash used in investing activities	(33,083)	(43,494)

Cash flows from financing activities:
Borrowings on line of credit	147,500	229,500
Payments on line of credit	(117,500)	(150,500)
Payments on capital lease obligations	(95)	(67)
Excess tax benefit from exercises of stock options and vesting of restricted stock	302	410
Proceeds from issuance of common stock	6,135	3,193

Net cash provided from financing activities	36,342	82,536

Net decrease in cash and cash equivalents	(11,202)	(2,564)
Cash and cash equivalents at beginning of period	26,251	26,503

Cash and cash equivalents at end of period	$15,049	$23,939

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

1.	Basis of Presentation and New Accounting Pronouncements:

The accompanying unaudited Condensed Consolidated Financial Statements of the Company and the notes thereto presented in this Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements, and do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of interim periods. The financial statements include all the accounts of MEDNAX, Inc. and its consolidated subsidiaries (collectively, “MDX”) together with the accounts of MDX’s affiliated professional associations, corporations and partnerships (the “affiliated professional contractors”). MDX has contractual management arrangements with its affiliated professional contractors, which are separate legal entities that provide physician services in certain states and Puerto Rico. The terms “MEDNAX” and the “Company” refer collectively to MEDNAX, Inc., its subsidiaries and the affiliated professional contractors.

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

Reclassifications have been made to certain prior period financial statements to conform with the current quarter presentation. Specifically, the Company reclassified $99.8 million of its $111.7 million professional liabilities as of December 31, 2010 from accounts payable and accrued expenses to long-term professional liabilities. This represents the long-term portion that was previously reported as current liabilities.

New Accounting Pronouncements

In January 2010, the accounting guidance related to fair value measurements was amended. The amendment requires expanded disclosure about assets and liabilities within Level 3. The new guidance became effective for the Company on January 1, 2011. The Company does not have any Level 3 assets or liabilities; therefore, the adoption of the new guidance did not have any impact on the Company’s Condensed Consolidated Financial Statements.

In December 2010, the accounting guidance related to pro forma revenue and earnings disclosure requirements for business combinations was clarified to address diversity in practice. The Company adopted this guidance prospectively for business combinations occurring on or after January 1, 2011.

2.	Cash Equivalents and Investments:

Certain cash equivalents carried by the Company are subject to the provisions of the accounting guidance for fair value measurements. Under this guidance, the Company is required to measure the fair value of its financial assets using a three-tier fair value hierarchy. Based on this hierarchy, the Company determined the fair value of its money market funds using quoted market prices, a Level 1 or an observable input as defined under the accounting guidance. As of March 31, 2011 and December 31, 2010, the Company’s cash equivalents consisted entirely of money market funds with a fair value of $9.0 million and $11.7 million, respectively.

Investments consist of municipal debt securities, federal home loan securities and certificates of deposit. Investments with remaining maturities of less than one year are classified as short-term investments. Investments classified as long-term have maturities of one year to five years.

The Company intends and has the ability to hold its held-to-maturity securities to maturity, and therefore carries such investments at amortized cost in accordance with the provisions of the accounting guidance for investments in debt and equity securities. Held-to-maturity securities are not subject to the requirements of the accounting guidance for fair value measurements.

Investments held at March 31, 2011, and December 31, 2010, are summarized as follows (in thousands):

	March 31, 2011		December 31, 2010
	Short-Term	Long-Term	Short-Term	Long-Term

Municipal debt securities	$14,178	$16,800	$16,901	$11,327
Federal home loan securities	—	16,066	—	16,066
Certificates of deposit	480	—	480	—

	$14,658	$32,866	$17,381	$27,393

3.	Fair Value of Financial Instruments:

In accordance with the accounting guidance for fair value measurements and disclosures, the Company carries its money market funds and the cash surrender value of life insurance related to its deferred compensation arrangements at fair value. Under this guidance, the fair value of these instruments is determined using a three-tier fair value hierarchy. Based on this hierarchy, the Company determined the fair value of its money market funds and the cash surrender value of life insurance using quoted market prices, a Level 1 or an observable input as defined under the accounting guidance for fair value measurements. The investments underlying the cash surrender value of life insurance consist primarily of exchange-traded equity securities and mutual funds with quoted prices in active markets. At March 31, 2011, the Company’s money market funds and the cash surrender value of life insurance had carrying amounts of $9.0 million and $13.4 million, respectively. At December 31, 2010, the Company’s money market funds and the cash surrender value of life insurance had carrying amounts of $11.7 million and $12.5 million, respectively.

The carrying amounts of cash equivalents, short-term investments, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments. The carrying values of long-term investments and capital lease obligations approximate fair value.

4.	Accounts Receivable:

Accounts receivable consists of the following (in thousands):

	March 31, 2011	December 31, 2010

Gross accounts receivable	$642,209	$603,372
Allowance for contractual adjustments and uncollectibles	(454,039)	(421,977)

	$188,170	$181,395

5.	Property and Equipment:

During the three months ended March 31, 2011, the Company completed the purchase of an office building for approximately $18.5 million.

6.	Business Acquisitions:

During the three months ended March 31, 2011, the Company completed the acquisition of three physician group practices for total consideration of $11.3 million, consisting of $8.5 million in cash and $2.8 million of contingent consideration. In connection with these acquisitions, the Company recorded goodwill of $11.3 million. The Company has not yet completed the purchase price allocation for certain of the physician group practices acquired during the three months ended March 31, 2011, but management does not believe the additional adjustments will be material. These acquisitions expand the Company’s national network of physician practices. The Company expects to improve the results of these physician practices through improved commercial contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based upon the significant infrastructure it has developed.

The contingent consideration of $2.8 million recorded during the three months ended March 31, 2011 is related to an agreement to pay additional amounts based on the achievement of certain performance measures for up to four years ending after the acquisition date. The accrued contingent consideration related to this acquisition was recorded at acquisition-date fair value using the income approach with assumed discount rates ranging from 3.0% to

6.0% over the applicable terms and an assumed payment probability of 100% for each of the applicable years. The range of the undiscounted amount the Company could pay under this contingent consideration agreement is between $0 and $3.2 million.

During the three months ended March 31, 2011, the Company paid approximately $1.6 million for contingent consideration related to certain prior-period acquisitions, of which $1.3 million was accrued at December 31, 2010. In connection with prior-period acquisitions, the Company also recorded additional intangible assets consisting primarily of physician and hospital agreements of $1.3 million, fixed assets of approximately $1.0 million and other liabilities of $0.8 million during the three months ended March 31, 2011. The Company expects that approximately $9.8 million of the $10.1 million of goodwill recorded during the three months ended March 31, 2011 will be deductible for tax purposes.

The results of operations of the three practices acquired during the three months ended March 31, 2011 have been included in the Company’s Condensed Consolidated Financial Statements from their respective dates of acquisition. The following unaudited pro forma information combines the consolidated results of operations of the Company on a GAAP basis and the acquisitions completed during 2011 as if the transactions had occurred at the beginning of the respective periods (in thousands, except for per share data):

	Three Months Ended March 31,
	2011	2010

Net patient service revenue	$384,859	$335,503
Net income	$46,334	$39,141
Net income per share:
Basic	$0.98	$0.85
Diluted	$0.96	$0.83
Weighted average shares:
Basic	47,149	46,300
Diluted	48,361	47,267

The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the periods, nor are they indicative of the results of future combined operations.

7.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2011	December 31, 2010

Accounts payable	$9,773	$9,581
Accrued salaries and bonuses	48,125	132,221
Accrued payroll taxes and benefits	20,467	26,122
Accrued professional liabilities	12,203	11,876
Accrual for uncertain tax positions	10,884	10,948
Other accrued expenses	19,659	17,189

	$121,111	$207,937

The net decrease in accrued salaries and bonuses of $84.1 million, from $132.2 million at December 31, 2010 to $48.1 million at March 31, 2011, is primarily due to the payment of performance-based incentive compensation. A majority of the Company’s payments for performance-based incentive compensation is paid annually in the first quarter of each year.

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

The calculation of shares used in the basic and diluted net income per share calculation for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Weighted average number of common shares outstanding	47,149	46,300
Weighted average number of dilutive common share equivalents	1,212	967

Weighted average number of common and common equivalent shares outstanding	48,361	47,267

Antidilutive securities not included in the dilutive earnings per share calculation	37	675

9.	Stock Incentive Plans and Stock Purchase Plans:

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

Under the 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards vest on a cliff basis over a term of five years upon the fulfillment of specified service-based and performance-based conditions. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. At March 31, 2011, the Company had approximately 2.3 million shares available for future grants and awards under the Stock Incentive Plans.

Under the Company’s 1996 Non-Qualified Employee Stock Purchase Plan, as amended (the “Non-Qualified Plan”), employees are permitted to purchase the Company’s common stock at 85% of market value on January 1st, April 1st, July 1st and October 1st of each year. During the three months ended March 31, 2011, 23,727 shares were issued under the Non-Qualified Plan. At March 31, 2011, the Company had approximately 650,000 shares reserved for issuance under the Non-Qualified Plan.

During the three months ended March 31, 2011 and 2010, the Company recognized approximately $6.5 million and $6.1 million, respectively, of stock-based compensation expense related to the Stock Incentive Plans and the Non-Qualified Plan. The net excess tax benefit recognized in additional paid-in capital related to the exercise of stock options and the vesting of restricted stock for the three months ended March 31, 2011 was approximately $0.2 million.

10.	Commitments and Contingencies:

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

•

maintaining a Code of Conduct for the Company’s officers, directors, employees, contractors, subcontractors, agents, or other persons who provide patient care items or services (the “Covered Persons”);

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

Failure to comply with the Company’s duties under the Corporate Integrity Agreement could result in substantial monetary penalties and in the case of a material breach, could even result in the Company being excluded from participating in FHC Programs. Management believes that the Company was in compliance with the Corporate Integrity Agreement as of March 31, 2011.

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

Overview

MEDNAX is a leading provider of physician services including newborn, maternal-fetal, pediatric subspecialty, and anesthesia care. Our national network is composed of affiliated physicians, including those who provide neonatal clinical care in 33 states and Puerto Rico, primarily within hospital-based neonatal intensive care units, to babies born prematurely or with medical complications. We also have affiliated physicians who provide maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network includes other pediatric subspecialists, including those who provide pediatric cardiology care, pediatric intensive care and hospital-based pediatric care. In addition, we have physicians who provide anesthesia care to patients in connection with surgical and other procedures as well as pain management.

During the three months ended March 31, 2011, we completed the acquisition of three physician group practices consisting of one maternal-fetal medicine practice, one pediatric cardiology practice and one other pediatric subspecialty practice. During the three months ended March 31, 2010, we completed the acquisition of four physician group practices consisting of three neonatology practices and one maternal-fetal medicine practice. Based on past results, we expect that we can improve the results of these practices through improved commercial contracting, improved collections, identification of growth initiatives, as well as operating and cost savings, based upon the significant infrastructure we have developed.

Our results of operations for the three months ended March 31, 2011 and 2010 include the results of operations for these physician group practices from their respective dates of acquisition and therefore are not comparable in some respects.

The United States is continuing to be affected by unfavorable economic conditions, and the number of unemployed workers remains significant. During 2010, our business continued to be affected by a shift toward a higher percentage of patient services being reimbursed under government-sponsored healthcare programs. During the three months ended March 31, 2011, our business experienced a favorable shift toward services reimbursed under commercial-payor programs, from government-sponsored programs. However, if economic conditions do not improve or deteriorate further, there could be additional shifts toward government-sponsored programs. Payments received from government-sponsored programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, many states continue to experience lower than anticipated revenue and continue to face significant budget shortfalls. These shortfalls could lead to reduced or delayed funding for state Medicaid programs and, in turn, reduced or delayed reimbursement for physician services.

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

Results of Operations

Three Months Ended March 31, 2011 as Compared to Three Months Ended March 31, 2010

Our net patient service revenue increased $49.4 million, or 14.8%, to $382.3 million for the three months ended March 31, 2011, as compared to $332.9 million for the same period in 2010. Of this $49.4 million increase, $37.4 million, or 75.7%, was attributable to revenue generated from acquisitions completed after December 31, 2009. Same-unit net patient service revenue increased $12.0 million, or 3.7%, for the three months ended March 31, 2011. The change in same-unit net patient service revenue was the result of an increase in revenue of approximately $7.2 million, or 2.2%, related to net reimbursement-related factors and an increase of $4.8 million, or 1.5%, from higher overall patient service volumes across our specialties. The increase in revenue of $7.2 million related to net reimbursement-related factors was primarily due to improved commercial-payor contracting, an increase in revenue caused by a decrease in the percentage of our patients being enrolled in government-sponsored programs and the flow through of revenue from modest price increases. The increase in revenue of $4.8 million from higher patient service volumes is related to growth across all of our services, primarily in our anesthesia, neonatal and pediatric cardiology practices. Same units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased $30.5 million, or 14.3%, to $243.9 million for the three months ended March 31, 2011, as compared to $213.4 million for the same period in 2010. This $30.5 million increase was primarily attributable to increased costs associated with new physicians and other staff to support acquisition-related growth and growth at existing units, of which $22.0 million was related to salaries and $8.5 million was related to benefits and incentive compensation.

Practice supplies and other operating expenses increased $2.0 million, or 15.2%, to $15.1 million for the three months ended March 31, 2011, as compared to $13.1 million for the same period in 2010. The increase was attributable to practice supply and other costs of $1.2 million related to anesthesiology, hospital-based and hearing screen program acquisitions. In addition, rent, medical supply and other costs related to our office-based acquisitions increased by $0.6 million, and practice supply and other costs at our existing units increased by $0.2 million.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $3.7 million, or 9.7%, to $41.8 million for the three months ended March 31, 2011, as compared to $38.1 million for the same period in 2010. This increase of $3.7 million is attributable to the overall growth of the Company. General and administrative expenses as a percentage of net patient service revenue decreased to 10.9% for the three months ended March 31, 2011, as compared to 11.4% for the three months ended March 31, 2010 and continue to grow at a rate slower than the rate of revenue growth.

Depreciation and amortization expense increased $1.0 million, or 20.9%, to $5.8 million for the three months ended March 31, 2011, as compared to $4.8 million for the same period in 2010. The increase was primarily attributable to the amortization of intangible assets related to acquisitions and the depreciation of fixed asset additions.

Income from operations increased $12.2 million, or 19.1%, to $75.7 million for the three months ended March 31, 2011, as compared to $63.6 million for the same period in 2010. Our operating margin increased to 19.8% for the three months ended March 31, 2011, as compared to 19.1% for the same period in 2010. This increase of 72 basis points was primarily due to the favorable impact of recent acquisitions and higher growth in same-unit net patient service revenue, partially offset by increases in expenses.

We recorded net interest expense of $0.6 million for the three months ended March 31, 2011, as compared to $0.3 million for the same period in 2010. The increase in net interest expense was primarily due to higher average borrowings under our $350 million revolving credit facility (“Line of Credit”) and accretion related to our contingent consideration liabilities, partially offset by a lower effective interest rate. Interest expense for the three months ended March 31, 2011 and 2010, consisted primarily of interest charges, commitment fees and amortized debt costs associated with our Line of Credit and accretion expense.

Our effective income tax rate was 39.5% for the three months ended March 31, 2011 and 2010.

Net income increased by 18.8% to $45.5 million for the three months ended March 31, 2011, as compared to $38.3 million for the same period in 2010.

Diluted net income per common and common equivalent share was $0.94 on weighted average shares outstanding of 48.4 million for the three months ended March 31, 2011, as compared to $0.81 on weighted average shares outstanding of 47.3 million for the same period in 2010.

Liquidity and Capital Resources

As of March 31, 2011, we had $15.0 million of cash and cash equivalents on hand as compared to $26.3 million at December 31, 2010. In addition, we had working capital of $142.5 million at March 31, 2011, an increase of $67.6 million from working capital of $74.9 million at December 31, 2010. This net increase in working capital is primarily due to year-to-date earnings, net borrowings on our Line of Credit and proceeds from the issuance of common stock under our stock incentive and stock purchase plans, partially offset by the use of funds for capital expenditures and practice acquisition payments.

Our net cash used in operating activities was $14.5 million for the three months ended March 31, 2011, as compared to net cash used in operating activities of $41.6 million for the same period in 2010. This net improvement of $27.1 million for the three months ended March 31, 2011 is primarily due to: (i) a net increase in cash flow from operations related to changes in the components of our accounts payable and accrued expenses, consisting primarily of changes in our accrued incentive compensation liability and (ii) improved operating results; partially offset by (iii) a net decrease in cash flow related to changes in our income tax liabilities, resulting primarily from higher estimated tax payments.

During the three months ended March 31, 2011, accounts receivable increased by $6.8 million, as compared to an increase of $9.5 million for the same period in 2010. The net increase in accounts receivable for the three months ended March 31, 2011 and 2010 is primarily due to higher net patient service revenue recorded during the period.

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

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO was 44.3 days at March 31, 2011 as compared to 45.3 days at December 31, 2010.

During the three months ended March 31, 2011, cash used in operating activities related to accounts payable and accrued expenses was $89.7 million, compared to $109.9 million for the same period in 2010. The net decrease in cash used of $20.2 million related to accounts payable and accrued expenses activities is primarily due to a decrease in our annual payments due under our performance-based incentive compensation program of which a majority is paid annually in the first quarter of each year.

During the three months ended March 31, 2011, our net cash used in investing activities of $33.1 million included capital expenditures of $20.3 million, physician practice acquisition payments and contingent purchase price payments of $10.1 million, and net purchases of $2.8 million related to the purchase and maturity of investments. Our capital expenditures were $18.5 million for an office building and $1.8 million for medical equipment, computer and office equipment, furniture and fixtures, software, leasehold and other improvements at our office-based practices and our corporate and regional offices. Our acquisition payments were primarily related to the purchase of one maternal-fetal medicine practice, one pediatric cardiology practice and one other pediatric subspecialty practice.

During the three months ended March 31, 2011, our net cash provided from financing activities of $36.3 million consisted primarily of net borrowings on our Line of Credit of $30.0 million, proceeds from the exercise of employee stock options and the issuance of common stock under our stock purchase plans of $6.1 million, and excess tax benefits related to the exercise of employee stock options and the vesting of restricted stock of $0.3 million.

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

At March 31, 2011, we had an outstanding principal balance of $176.5 million on our Line of Credit. We also had outstanding letters of credit associated with our professional liability insurance program of $5.3 million which reduced the amount available on our Line of Credit to $168.2 million at March 31, 2011. At March 31, 2011, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under our Line of Credit. Based on our current expectations, we believe we will be in compliance with these covenants throughout 2011.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at March 31, 2011 was $116.1 million, of which $12.2 million is classified as a current liability within accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.

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

Our Line of Credit is subject to market risk and interest rate changes. Our Line of Credit bears interest at (1) the alternate base rate, which is defined as the higher of (i) the Federal Funds Rate plus one half of 1.0% and (ii) the Wells Fargo Bank, N.A. prime rate or (2) the LIBOR rate, plus, in either case, an applicable margin rate of up to 1.5% based on our consolidated leverage ratio. The outstanding principal balance on our Line of Credit was $176.5 million at March 31, 2011. Considering the total outstanding balance of $176.5 million, a 1% change in interest rates would result in an impact to income before income taxes of approximately $1.8 million per year.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Failure to comply with our duties under the Corporate Integrity Agreement could result in substantial monetary penalties and in the case of a material breach, could even result in us being excluded from participating in FHC Programs. We believe that we were in compliance with the Corporate Integrity Agreement as of March 31, 2011.

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

MEDNAX, INC.

Date: May 3, 2011	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2011	By:	/s/ Vivian Lopez-Blanco
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