Form 10-Q
period 2011-06-30
MEDNAX, INC.
filed 2011-08-02
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

On July 27, 2011, the registrant had outstanding 48,767,585 shares of Common Stock, par value $.01 per share.

MEDNAX, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDNAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2011	December 31, 2010
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$23,964	$26,251
Short-term investments	10,975	17,381
Accounts receivable, net	194,032	181,395
Prepaid expenses	5,316	5,162
Deferred income taxes	65,988	60,579
Other assets	5,046	5,241

Total current assets	305,321	296,009
Investments	25,666	27,393
Property and equipment, net	60,106	42,774
Goodwill	1,614,815	1,601,319
Other assets, net	66,819	70,151

Total assets	$2,072,727	$2,037,646

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$159,110	$207,937
Current portion of long-term capital lease obligations	190	125
Income taxes payable	15,502	12,999

Total current liabilities	174,802	221,061
Line of credit	66,000	146,500
Long-term capital lease obligations	388	56
Long-term professional liabilities	106,549	99,786
Deferred income taxes	83,662	74,066
Other liabilities	51,108	48,723

Total liabilities	482,509	590,192

Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 100,000 shares authorized; 48,720 and 47,937 shares issued and outstanding, respectively	487	479
Additional paid-in capital	700,450	659,091
Retained earnings	889,281	787,884

Total shareholders’ equity	1,590,218	1,447,454

Total liabilities and shareholders’ equity	$2,072,727	$2,037,646

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net patient service revenue	$393,402	$349,094	$775,685	$682,021

Operating expenses:
Practice salaries and benefits	235,292	208,762	479,186	422,164
Practice supplies and other operating expenses	16,253	14,062	31,343	27,157
General and administrative expenses	42,702	39,164	84,500	77,263
Depreciation and amortization	6,032	5,006	11,813	9,786

Total operating expenses	300,279	266,994	606,842	536,370

Income from operations	93,123	82,100	168,843	145,651
Investment income	329	265	654	669
Interest expense	(988)	(1,118)	(1,899)	(1,828)

Income before income taxes	92,464	81,247	167,598	144,492
Income tax provision	36,523	31,889	66,201	56,871

Net income	$55,941	$49,358	$101,397	$87,621

Per common and common equivalent share data:

Net income:
Basic	$1.18	$1.06	$2.14	$1.89

Diluted	$1.15	$1.04	$2.09	$1.85

Weighted average shares:
Basic	47,531	46,516	47,341	46,409

Diluted	48,730	47,528	48,547	47,398

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$101,397	$87,621
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	11,813	9,786
Accretion of contingent consideration liabilities	544	449
Stock-based compensation expense	13,205	12,434
Deferred income taxes	4,187	5,416
Changes in assets and liabilities:
Accounts receivable	(12,637)	(14,539)
Prepaid expenses and other assets	41	3,353
Other assets	2,721	(902)
Accounts payable and accrued expenses	(52,170)	(75,935)
Income taxes payable	2,421	14,063
Long-term professional liabilities	6,763	5,466
Other liabilities	2,557	2,875

Net cash provided from operating activities	80,842	50,087

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(11,533)	(58,535)
Purchases of investments	(7,922)	(5,195)
Proceeds from maturities of investments	16,055	4,100
Purchases of property and equipment	(23,419)	(7,220)

Net cash used in investing activities	(26,819)	(66,850)

Cash flows from financing activities:
Payments on line of credit	(320,500)	(330,000)
Borrowings on line of credit	240,000	338,000
Payments of contingent consideration liabilities	(3,700)	(1,600)
Payments on capital lease obligations	(354)	(148)
Excess tax benefit from exercises of stock options and vesting of restricted stock	5,143	2,138
Proceeds from issuance of common stock	23,101	8,011

Net cash (used in) provided from financing activities	(56,310)	16,401

Net decrease in cash and cash equivalents	(2,287)	(362)
Cash and cash equivalents at beginning of period	26,251	26,503

Cash and cash equivalents at end of period	$23,964	$26,141

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

Reclassifications have been made to certain prior period financial statements to conform with the current quarter presentation. Specifically, the Company reclassified $99.8 million of its $111.7 million professional liabilities as of December 31, 2010 from accounts payable and accrued expenses to long-term professional liabilities. This represents the long-term portion that was previously reported as a current liability.

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

As of June 30, 2011 and December 31, 2010, the Company’s cash equivalents consisted entirely of money market funds with a fair value of $21.6 million and $11.7 million, respectively.

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

Investments held at June 30, 2011 and December 31, 2010, are summarized as follows (in thousands):

	June 30, 2011		December 31, 2010
	Short-Term	Long-Term	Short-Term	Long-Term

Municipal debt securities	$10,735	$15,600	$16,901	$11,327
Federal home loan securities	—	10,066	—	16,066
Certificates of deposit	240	—	480	—

	$10,975	$25,666	$17,381	$27,393

3.	Fair Value Measurements:

In accordance with the accounting guidance for fair value measurements and disclosures, the Company carries its money market funds and the cash surrender value of life insurance related to its deferred compensation arrangements at fair value. In accordance with the three-tier fair value hierarchy under this guidance, the Company determined the fair value of its money market funds and the cash surrender value of life insurance using quoted market prices, a Level 1 or an observable input as defined under the accounting guidance for fair value measurements. The investments underlying the cash surrender value of life insurance consist primarily of exchange-traded equity securities and mutual funds with quoted prices in active markets. At June 30, 2011, the Company’s money market funds and the cash surrender value of life insurance had carrying amounts of $21.6 million and $13.5 million, respectively. At December 31, 2010, the Company’s money market funds and the cash surrender value of life insurance had carrying amounts of $11.7 million and $12.5 million, respectively.

In addition, the Company carries its contingent consideration liabilities related to acquisitions completed after January 1, 2009 at fair value. Based on the three-tier fair value hierarchy, the Company determined the fair value of its contingent consideration liabilities using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3 or unobservable inputs as defined under the accounting guidance for fair value measurements. As of June 30, 2011 and December 31, 2010, the Company’s contingent consideration liabilities related to acquisitions completed after January 1, 2009 had a fair value of $24.5 million and $24.8 million, respectively. See Note 6 for more information regarding the Company’s contingent consideration liabilities recorded during the six months ended June 30, 2011.

The carrying amounts of cash equivalents, short-term investments, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments. The carrying values of long-term investments, line of credit and capital lease obligations approximate fair value.

4.	Accounts Receivable:

Accounts receivable, net consists of the following (in thousands):

	June 30, 2011	December 31, 2010

Gross accounts receivable	$677,558	$603,372
Allowance for contractual adjustments and uncollectibles	(483,526)	(421,977)

	$194,032	$181,395

5.	Property and Equipment:

During the six months ended June 30, 2011, the Company completed the purchase of an office building for approximately $18.5 million.

6.	Business Acquisitions:

During the six months ended June 30, 2011, the Company completed the acquisition of three physician group practices for total consideration of $11.3 million, consisting of $8.5 million in cash and $2.8 million of contingent consideration. In connection with these acquisitions, the Company recorded goodwill of $10.7 million, other intangible assets consisting primarily of physician and hospital agreements of $0.5 million and fixed assets of $0.1 million. These acquisitions expand the Company’s national network of physician practices. The Company expects to improve the results of these physician practices through improved commercial contracting, improved collections, identification of growth initiatives, as well as operating and cost savings based upon the significant infrastructure it has developed.

The contingent consideration of $2.8 million recorded during the six months ended June 30, 2011 is related to an agreement to pay additional amounts based on the achievement of certain performance measures for up to four years ending after the acquisition date. The accrued contingent consideration related to this acquisition was recorded at acquisition-date fair value using the income approach with assumed discount rates ranging from 3.0% to 6.0% over the applicable terms and an assumed payment probability of 100% for each of the applicable years. The range of the undiscounted amount the Company could pay under this contingent consideration agreement is between $0 and $3.2 million.

During the six months ended June 30, 2011, the Company paid and accrued for payments of approximately $9.3 million for contingent consideration related to certain prior-period acquisitions, of which $5.0 million was accrued at December 31, 2010. In connection with prior-period acquisitions, the Company also recorded additional intangible assets consisting primarily of physician and hospital agreements of $1.3 million, fixed assets of approximately $1.0 million and other liabilities of $0.8 million during the six months ended June 30, 2011. The Company expects that approximately $12.5 million of the $13.5 million of goodwill recorded during the six months ended June 30, 2011 will be deductible for tax purposes.

The results of operations of the three practices acquired during the six months ended June 30, 2011 have been included in the Company’s Condensed Consolidated Financial Statements from their respective dates of acquisition. The following unaudited pro forma information combines the consolidated results of operations of the Company on a GAAP basis and the acquisitions completed during 2011 as if the transactions had occurred at the beginning of the respective periods (in thousands, except for per share data):

	Six Months Ended June 30,
	2011	2010

Net patient service revenue	$778,023	$686,723
Net income	$102,098	$88,968
Net income per share:
Basic	$2.16	$1.92
Diluted	$2.10	$1.88
Weighted average shares:
Basic	47,341	46,409
Diluted	48,547	47,398

The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the periods, nor are they indicative of the results of future combined operations.

7.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2011	December 31, 2010

Accounts payable	$10,817	$9,581
Accrued salaries and bonuses	79,715	132,221
Accrued payroll taxes and benefits	25,950	26,122
Accrued professional liabilities	11,933	11,876
Accrual for uncertain tax positions	10,480	10,948
Other accrued expenses	20,215	17,189

	$159,110	$207,937

The net decrease in accrued salaries and bonuses of $52.5 million, from $132.2 million at December 31, 2010 to $79.7 million at June 30, 2011, is primarily due to the payment of performance-based incentive compensation during the first quarter of 2011, partially offset by performance-based incentive compensation accrued during the six months ended June 30, 2011. A majority of the Company’s payments for performance-based incentive compensation is paid annually in the first quarter of each year.

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

The calculation of shares used in the basic and diluted net income per share calculation for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Weighted average number of common shares outstanding	47,531	46,516	47,341	46,409
Weighted average number of dilutive common share equivalents	1,199	1,012	1,206	989

Weighted average number of common and common equivalent shares outstanding	48,730	47,528	48,547	47,398

Antidilutive securities not included in the dilutive earnings per share calculation	63	155	50	415

9.	Stock Incentive Plans and Stock Purchase Plans:

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

Under the 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards vest on a cliff basis over a term of five years upon the fulfillment of specified service-based and performance-based conditions. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the six months ended June 30, 2011, the Company granted 335,599 shares of restricted stock to its employees and 41,400 stock options to its non-employee directors under the Stock Incentive Plans. At June 30, 2011, the Company had approximately 1.5 million shares available for future grants and awards under the Stock Incentive Plans.

Under the Company’s 1996 Non-Qualified Employee Stock Purchase Plan, as amended (the “Non-Qualified Plan”), employees are permitted to purchase the Company’s common stock at 85% of market value on January 1st, April 1st, July 1st and October 1st of each year. During the six months ended June 30, 2011, 60,554 shares were issued under the Non-Qualified Plan. At June 30, 2011, the Company had approximately 613,000 shares reserved for issuance under the Non-Qualified Plan.

During the three and six months ended June 30, 2011 and 2010, the Company recognized approximately $6.7 million and $13.2 million, and $6.3 million and $12.4 million, respectively, of stock-based compensation expense related to the Stock Incentive Plans and the Non-Qualified Plan. The net excess tax benefit recognized in additional paid-in capital related to the vesting of restricted stock and the exercise of stock options for the three and six months ended June 30, 2011 was approximately $4.9 million and $5.1 million, respectively.

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

Failure to comply with the Company’s duties under the Corporate Integrity Agreement could result in substantial monetary penalties and in the case of a material breach, could even result in the Company being excluded from participating in FHC Programs. Management believes that the Company was in compliance with the Corporate Integrity Agreement as of June 30, 2011.

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

During the six months ended June 30, 2011, we completed the acquisition of three physician group practices consisting of one maternal-fetal medicine practice, one pediatric cardiology practice and one other pediatric subspecialty practice. During the six months ended June 30, 2010, we completed the acquisition of seven physician group practices consisting of six neonatology practices and one maternal-fetal medicine practice. Based on past results, we expect that we can improve the results of these practices through improved commercial contracting, improved collections, identification of growth initiatives, as well as operating and cost savings, based upon the significant infrastructure we have developed.

Our results of operations for the six months ended June 30, 2011 and 2010 include the results of operations for these physician group practices from their respective dates of acquisition and therefore are not comparable in some respects.

The United States is continuing to be affected by unfavorable economic conditions, and the number of unemployed workers remains significant. During the six months ended June 30, 2011, the percentage of our patient services being reimbursed under government-sponsored programs remained relatively stable. However, if economic conditions do not improve or if they deteriorate further, there could be additional shifts toward government-sponsored programs. Payments received from government-sponsored programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, many states continue to experience lower than anticipated revenue and continue to face significant budget shortfalls. These shortfalls could lead to reduced or delayed funding for state Medicaid programs and, in turn, reduced or delayed reimbursement for physician services.

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

Results of Operations

Three Months Ended June 30, 2011 as Compared to Three Months Ended June 30, 2010

Our net patient service revenue increased $44.3 million, or 12.7%, to $393.4 million for the three months ended June 30, 2011, as compared to $349.1 million for the same period in 2010. Of this $44.3 million increase, $34.8 million, or 78.6%, was attributable to revenue generated from acquisitions completed after March 31, 2010. Same-unit net patient service revenue increased $9.5 million, or 2.7%, for the three months ended June 30, 2011. The change in same-unit net patient service revenue was the result of an increase in revenue of approximately $6.4 million, or 1.8%, related to net reimbursement-related factors and an increase of $3.1 million, or 0.9%, from higher overall patient service volumes across our specialties. The increase in revenue of $6.4 million related to net reimbursement-related factors was primarily due to improved commercial-payor contracting and the flow through of revenue from modest price increases, partially offset by a decrease in revenue caused by an increase in the percentage of our patients being enrolled in government-sponsored programs. The increase in revenue of $3.1 million from higher patient service volumes is related to growth across our services, primarily in our pediatric cardiology, anesthesia and neonatal practices, partially offset by volume declines in our maternal-fetal medicine practices. Same units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased $26.5 million, or 12.7%, to $235.3 million for the three months ended June 30, 2011, as compared to $208.8 million for the same period in 2010. This $26.5 million increase was primarily attributable to increased costs associated with new physicians and other staff to support acquisition-related growth and growth at existing units, of which $19.3 million was related to salaries and $7.2 million was related to benefits and incentive compensation.

Practice supplies and other operating expenses increased $2.2 million, or 15.6%, to $16.3 million for the three months ended June 30, 2011, as compared to $14.1 million for the same period in 2010. The increase was primarily attributable to practice supply and other costs of $1.2 million related to anesthesiology, hospital-based and hearing screen program acquisitions and practice supply and other costs at our existing units of $1.0 million.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $3.5 million, or 9.0%, to $42.7 million for the three months ended June 30, 2011, as compared to $39.2 million for the same period in 2010. This increase of $3.5 million is attributable to the overall growth of the Company. General and administrative expenses as a percentage of net patient service revenue decreased to 10.9% for the three months ended June 30, 2011, as compared to 11.2% for the three months ended June 30, 2010 and continue to grow at a rate slower than the rate of revenue growth.

Depreciation and amortization expense increased $1.0 million, or 20.5%, to $6.0 million for the three months ended June 30, 2011, as compared to $5.0 million for the same period in 2010. The increase was primarily attributable to the amortization of intangible assets related to acquisitions and the depreciation of fixed asset additions.

Income from operations increased $11.0 million, or 13.4%, to $93.1 million for the three months ended June 30, 2011, as compared to $82.1 million for the same period in 2010. Our operating margin increased to 23.7% for the three months ended June 30, 2011, as compared to 23.5% for the same period in 2010. This increase of 15 basis points was primarily due to the favorable impact of acquisition-related growth which drove efficiencies across our operations infrastructure.

We recorded net interest expense of $0.7 million for the three months ended June 30, 2011, as compared to $0.9 million for the same period in 2010. Interest expense for the three months ended June 30, 2011 and 2010 consisted primarily of interest charges, commitment fees and amortized debt costs associated with our $350 million revolving credit facility (“Line of Credit”) and accretion expense related to our contingent consideration liabilities.

Our effective income tax rate was 39.5% for the three months ended June 30, 2011, as compared to 39.3% for the three months ended June 30, 2010.

Net income increased by 13.3% to $55.9 million for the three months ended June 30, 2011, as compared to $49.4 million for the same period in 2010.

Diluted net income per common and common equivalent share was $1.15 on weighted average shares outstanding of 48.7 million for the three months ended June 30, 2011, as compared to $1.04 on weighted average shares outstanding of 47.5 million for the same period in 2010.

Six Months Ended June 30, 2011 as Compared to Six Months Ended June 30, 2010

Our net patient service revenue increased $93.7 million, or 13.7%, to $775.7 million for the six months ended June 30, 2011, as compared to $682.0 million for the same period in 2010. Of this $93.7 million increase, $72.3 million, or 77.1%, was attributable to revenue generated from acquisitions completed after December 31, 2009. Same-unit net patient service revenue increased $21.4 million, or 3.2%, for the six months ended June 30, 2011. The change in same-unit net patient service revenue was the result of an increase in revenue of approximately $13.3 million, or 2.0%, related to net reimbursement-related factors and an increase of $8.1 million, or 1.2%, from higher overall patient service volumes across our specialties. The increase in revenue of $13.3 million related to net reimbursement-related factors was primarily due to improved commercial-payor contracting, the flow through of revenue from modest price increases and new hospital contracts. The increase in revenue of $8.1 million from higher patient service volumes is related to growth across our services, primarily in our anesthesia, pediatric cardiology and neonatal practices. Same units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased $57.0 million, or 13.5%, to $479.2 million for the six months ended June 30, 2011, as compared to $422.2 million for the same period in 2010. This $57.0 million increase was primarily attributable to increased costs associated with new physicians and other staff to support acquisition-related growth and growth at existing units, of which $41.3 million was related to salaries and $15.7 million was related to benefits and incentive compensation.

Practice supplies and other operating expenses increased $4.1 million, or 15.4%, to $31.3 million for the six months ended June 30, 2011, as compared to $27.2 million for the same period in 2010. The increase was attributable to practice supply and other costs of $2.7 million related to anesthesiology, hospital-based, office-based, and hearing screen program acquisitions. In addition, practice supply and other costs at our existing units increased by $1.4 million.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $7.2 million, or 9.4%, to $84.5 million for the six months ended June 30, 2011, as compared to $77.3 million for the same period in 2010. This increase of $7.2 million is attributable to the overall growth of the Company. General and administrative expenses as a percentage of net patient service revenue decreased to 10.9% for the six months ended June 30, 2011, as compared to 11.3% for the six months ended June 30, 2010 and continue to grow at a rate slower than the rate of revenue growth.

Depreciation and amortization expense increased $2.0 million, or 20.7%, to $11.8 million for the six months ended June 30, 2011, as compared to $9.8 million for the same period in 2010. The increase was primarily attributable to the amortization of intangible assets related to acquisitions and the depreciation of fixed asset additions.

Income from operations increased $23.1 million, or 15.9%, to $168.8 million for the six months ended June 30, 2011, as compared to $145.7 million for the same period in 2010. Our operating margin increased to 21.8% for the six months ended June 30, 2011, as compared to 21.4% for the same period in 2010. This increase of 41 basis points was primarily due to the favorable impact of acquisition-related growth which drove efficiencies across our operations infrastructure.

We recorded net interest expense of $1.2 million for the six months ended June 30, 2011 and 2010. Interest expense for the six months ended June 30, 2011 and 2010, consisted primarily of interest charges, commitment fees and amortized debt costs associated with our Line of Credit and accretion expense related to our contingent consideration liabilities.

Our effective income tax rate was 39.5% for the six months ended June 30, 2011, as compared to 39.4% for the six months ended June 30, 2010.

Net income increased by 15.7% to $101.4 million for the six months ended June 30, 2011, as compared to $87.6 million for the same period in 2010.

Diluted net income per common and common equivalent share was $2.09 on weighted average shares outstanding of 48.5 million for the six months ended June 30, 2011, as compared to $1.85 on weighted average shares outstanding of 47.4 million for the same period in 2010.

Liquidity and Capital Resources

As of June 30, 2011, we had $24.0 million of cash and cash equivalents on hand as compared to $26.3 million at December 31, 2010. In addition, we had working capital of $130.5 million at June 30, 2011, an increase of $55.6 million from working capital of $74.9 million at December 31, 2010. This net increase in working capital is primarily due to year-to-date earnings and proceeds from the issuance of common stock under our stock incentive and stock purchase plans, partially offset by the use of funds for payments on our Line of Credit, capital expenditures and practice acquisition payments.

Our net cash provided from operating activities was $80.8 million for the six months ended June 30, 2011, as compared to net cash provided from operating activities of $50.1 million for the same period in 2010. This net improvement of $30.7 million for the six months ended June 30, 2011 is primarily due to: (i) a net increase in cash flow from operations related to changes in the components of our accounts payable and accrued expenses, consisting primarily of changes in our accrued incentive compensation liability and (ii) improved operating results; partially offset by (iii) a net decrease in cash flow related to changes in our income tax liabilities, resulting primarily from higher estimated tax payments.

During the six months ended June 30, 2011, accounts receivable increased by $12.6 million, as compared to an increase of $14.5 million for the same period in 2010. The increase in accounts receivable for the six months ended June 30, 2011, as compared to the same period in 2010, was lower primarily due to an improvement in days sales outstanding (“DSO”), partially offset by higher net patient service revenue recorded during the period.

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

DSO is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO was 44.9 days at June 30, 2011 as compared to 45.3 days at December 31, 2010.

During the six months ended June 30, 2011, cash used in operating activities related to accounts payable and accrued expenses was $52.2 million, compared to $75.9 million for the same period in 2010. The net decrease in cash used of $23.7 million related to accounts payable and accrued expenses activities is primarily due to (i) a decrease in our annual payments due under our performance-based incentive compensation program of which a majority is paid in the first quarter of each year and (ii) an increase in our accruals for performance-based incentive compensation during the six months ended June 30, 2011.

During the six months ended June 30, 2011, our net cash used in investing activities of $26.8 million included capital expenditures of $23.4 million, physician practice acquisition payments and contingent purchase price payments of $11.5 million, and net proceeds of $8.1 million related to the purchase and maturity of investments. Our capital expenditures were $18.5 million for an office building and $4.9 million for medical equipment, computer and office equipment, software, furniture and fixtures, and leasehold and other improvements at our office-based practices and our corporate and regional offices. Our acquisition payments were primarily related to the purchase of one maternal-fetal medicine practice, one pediatric cardiology practice and one other pediatric specialty practice.

During the six months ended June 30, 2011, our net cash used in financing activities of $56.3 million consisted primarily of net payments on our Line of Credit of $80.5 million and payments of $3.7 million for contingent consideration liabilities, partially offset by proceeds from the exercise of employee stock options and the issuance of common stock under our stock purchase plans of $23.1 million and excess tax benefits related to the vesting of restricted stock and the exercise of employee stock options of $5.1 million. Under the current accounting guidance for business combinations, payments of contingent consideration liabilities related to acquisitions completed after January 1, 2009 are presented as cash flows from financing activities. Payments of contingent consideration liabilities related to acquisitions completed prior to January 1, 2009 are presented as cash flows from investing activities.

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

At June 30, 2011, we had an outstanding principal balance of $66.0 million on our Line of Credit. We also had outstanding letters of credit associated with our professional liability insurance program of $5.3 million which reduced the amount available on our Line of Credit to $278.7 million at June 30, 2011. At June 30, 2011, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under our Line of Credit. Based on our current expectations, we believe we will be in compliance with these covenants throughout 2011.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at June 30, 2011 was $118.5 million, of which $11.9 million is classified as a current liability within accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our Line of Credit is subject to market risk and interest rate changes. Our Line of Credit bears interest at (1) the alternate base rate, which is defined as the higher of (i) the Federal Funds Rate plus one half of 1.0% and (ii) the Wells Fargo Bank, N.A. prime rate or (2) the LIBOR rate, plus, in either case, an applicable margin rate of up to 1.5% based on our consolidated leverage ratio. The outstanding principal balance on our Line of Credit was $66.0 million at June 30, 2011. Considering the total outstanding balance of $66.0 million, a 1% change in interest rates would result in an impact to income before income taxes of approximately $0.7 million per year.

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

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Failure to comply with our duties under the Corporate Integrity Agreement could result in substantial monetary penalties and in the case of a material breach, could even result in us being excluded from participating in FHC Programs. We believe that we were in compliance with the Corporate Integrity Agreement as of June 30, 2011.

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

MEDNAX, INC.

Date: August 2, 2011	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2011	By:	/s/ Vivian Lopez-Blanco
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