Form 10-Q
period 2011-09-30
MEDNAX, INC.
filed 2011-11-01
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

On October 26, 2011, the registrant had outstanding 48,911,516 shares of Common Stock, par value $.01 per share.

MEDNAX, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDNAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2011	December 31, 2010
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$35,749	$26,251
Short-term investments	7,209	17,381
Accounts receivable, net	207,060	181,395
Prepaid expenses	8,882	5,162
Deferred income taxes	68,556	60,579
Other assets	6,547	5,241

Total current assets	334,003	296,009
Investments	35,019	27,393
Property and equipment, net	61,639	42,774
Goodwill	1,683,336	1,601,319
Other assets, net	65,819	70,151

Total assets	$2,179,816	$2,037,646

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$200,069	$207,937
Current portion of long-term capital lease obligations	160	125
Income taxes payable	14,840	12,999

Total current liabilities	215,069	221,061
Line of credit	50,000	146,500
Long-term capital lease obligations	359	56
Long-term professional liabilities	111,693	99,786
Deferred income taxes	88,829	74,066
Other liabilities	51,646	48,723

Total liabilities	517,596	590,192

Commitments and contingencies

Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 100,000 shares authorized; 48,879 and 47,937 shares issued and outstanding, respectively	489	479
Additional paid-in capital	714,209	659,091
Retained earnings	947,522	787,884

Total shareholders’ equity	1,662,220	1,447,454

Total liabilities and shareholders’ equity	$2,179,816	$2,037,646

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net patient service revenue	$407,665	$351,058	$1,183,350	$1,033,079

Operating expenses:
Practice salaries and benefits	246,687	211,884	725,873	634,048
Practice supplies and other operating expenses	16,718	13,980	48,061	41,137
General and administrative expenses	43,010	37,499	127,510	114,762
Depreciation and amortization	6,213	6,321	18,026	16,107

Total operating expenses	312,628	269,684	919,470	806,054

Income from operations	95,037	81,374	263,880	227,025
Investment income	337	438	991	1,107
Interest expense	(1,056)	(481)	(2,955)	(2,309)

Income before income taxes	94,318	81,331	261,916	225,823
Income tax provision	36,077	20,061	102,278	76,932

Net income	$58,241	$61,270	$159,638	$148,891

Per common and common equivalent share data:

Net income:
Basic	$1.21	$1.31	$3.36	$3.20

Diluted	$1.19	$1.29	$3.28	$3.14

Weighted average shares:
Basic	47,990	46,788	47,564	46,535

Diluted	48,935	47,482	48,683	47,426

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$159,638	$148,891
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	18,026	16,107
Accretion of contingent consideration liabilities	817	717
Stock-based compensation expense	20,037	19,099
Deferred income taxes	5,554	6,232
Changes in assets and liabilities:
Accounts receivable	(25,665)	(10,278)
Prepaid expenses and other assets	(5,026)	3,632
Other assets	4,021	(1,087)
Accounts payable and accrued expenses	(13,182)	(51,757)
Income taxes payable	1,738	17,558
Long-term professional liabilities	11,907	6,347
Other liabilities	3,056	18

Net cash provided from operating activities	180,921	155,479

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(79,928)	(64,136)
Purchases of investments	(26,039)	(21,422)
Proceeds from maturities of investments	28,585	11,600
Purchases of property and equipment	(28,622)	(10,054)

Net cash used in investing activities	(106,004)	(84,012)

Cash flows from financing activities:
Payments on line of credit	(484,000)	(409,500)
Borrowings on line of credit	387,500	359,500
Payments of contingent consideration liabilities	(3,700)	(1,600)
Payments on capital lease obligations	(413)	(201)
Excess tax benefit from exercises of stock options and vesting of restricted stock	6,886	2,253
Excess tax benefit related to resolution of income tax matters	—	3,394
Proceeds from issuance of common stock	28,308	9,571

Net cash used in financing activities	(65,419)	(36,583)

Net increase in cash and cash equivalents	9,498	34,884
Cash and cash equivalents at beginning of period	26,251	26,503

Cash and cash equivalents at end of period	$35,749	$61,387

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

Reclassifications have been made to certain prior period financial statements to conform with the current quarter presentation. Specifically, the Company reclassified $99.8 million of its $111.7 million of professional liabilities as of December 31, 2010 from accounts payable and accrued expenses to long-term professional liabilities. This represents the long-term portion that was previously reported as a current liability.

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

In September 2011, the accounting guidance related to goodwill impairment testing was amended to allow a company to first assess qualitative factors to determine whether performing the current two-step process is necessary. Under this option, the calculation of a reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the unit’s carrying amount. The amendment becomes effective on January 1, 2012, with early adoption permitted. The adoption of this guidance will not have an impact on the Company’s Condensed Consolidated Financial Statements.

2.	Cash Equivalents and Investments:

As of September 30, 2011 and December 31, 2010, the Company’s cash equivalents consisted entirely of money market funds with a fair value of $15.9 million and $11.7 million, respectively.

Investments consist of municipal debt securities, federal home loan securities and certificates of deposit. Investments with remaining maturities of less than one year are classified as short-term investments. Investments classified as long-term have maturities of one year to six years.

The Company intends and has the ability to hold its held-to-maturity securities to maturity, and therefore carries such investments at amortized cost in accordance with the provisions of the accounting guidance for investments in debt and equity securities. Held-to-maturity securities are not subject to the fair value disclosure requirements.

Investments held at September 30, 2011 and December 31, 2010, are summarized as follows (in thousands):

	September 30, 2011		December 31, 2010
	Short-Term	Long-Term	Short-Term	Long-Term
Municipal debt securities	$7,209	$20,518	$16,901	$11,327
Federal home loan securities	—	14,501	—	16,066
Certificates of deposit	—	—	480	—

	$7,209	$35,019	$17,381	$27,393

3.	Fair Value Measurements:

In accordance with the accounting guidance for fair value measurements and disclosures, the Company carries its money market funds at fair value. In accordance with the three-tier fair value hierarchy under this guidance, the Company determined the fair value using quoted market prices, a Level 1 input as defined under the accounting guidance for fair value measurements. At September 30, 2011 and December 31, 2010, the Company’s money market funds had a carrying amount of $15.9 million and $11.7 million, respectively.

The Company also carries the cash surrender value of life insurance related to its deferred compensation arrangements at fair value. The investments underlying the life insurance contracts consist primarily of exchange traded equity securities and mutual funds with quoted prices in active markets. In accordance with the three-tier fair value hierarchy, the Company determined the fair value using the cash surrender value of the life insurance, a Level 2 input as defined under the accounting guidance for fair value measurements. At September 30, 2011 and December 31, 2010, the Company’s cash surrender value of life insurance had a carrying amount of $11.6 million and $12.5 million, respectively.

In addition, the Company carries its contingent consideration liabilities related to acquisitions completed after January 1, 2009 at fair value. In accordance with the three-tier fair value hierarchy, the Company determined the fair value of its contingent consideration liabilities using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3, or unobservable inputs as defined under the accounting guidance for fair value measurements. As of September 30, 2011 and December 31, 2010, the Company’s contingent consideration liabilities related to acquisitions completed after January 1, 2009 had a fair value of $30.7 million and $24.8 million, respectively. See Note 6 for more information regarding the Company’s contingent consideration liabilities recorded during the nine months ended September 30, 2011.

The carrying amounts of cash equivalents, short-term investments, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments. The carrying values of long-term investments, line of credit and capital lease obligations approximate fair value.

4.	Accounts Receivable:

Accounts receivable, net consists of the following (in thousands):

	September 30, 2011	December 31, 2010
Gross accounts receivable	$721,147	$603,372
Allowance for contractual adjustments and uncollectibles	(514,087)	(421,977)

	$207,060	$181,395

5.	Property and Equipment:

During the nine months ended September 30, 2011, the Company completed the purchase of an office building for approximately $18.5 million.

6.	Business Acquisitions:

During the nine months ended September 30, 2011, the Company completed the acquisition of seven physician group practices for total consideration of $81.0 million, consisting of $72.3 million in cash and $8.7 million of contingent consideration. In connection with these acquisitions, the Company recorded goodwill of $77.2 million, other intangible assets consisting primarily of physician and hospital agreements of $4.8 million, fixed assets of $0.2 million and other liabilities of $1.2 million. The Company has not yet completed the purchase price allocation for a certain physician group practice acquired during the nine months ended September 30, 2011, but management does not believe the additional adjustments will be material. These acquisitions expand the Company’s national network of physician practices. The Company expects to improve the results of these physician practices through improved commercial contracting, improved collections, identification of growth initiatives, as well as operating and cost savings based upon the significant infrastructure it has developed.

The contingent consideration of $8.7 million recorded during the nine months ended September 30, 2011 is related to agreements to pay additional amounts based on the achievement of certain performance measures for up to four years ending after the acquisition dates. The accrued contingent consideration related to these acquisitions was recorded at acquisition-date fair value using the income approach with assumed discount rates ranging from 3.0% to 6.0% over the applicable terms and an assumed payment probability of 100% for each of the applicable years. The range of the undiscounted amount the Company could pay under these contingent consideration agreements is between $0 and $9.6 million.

During the nine months ended September 30, 2011, the Company paid approximately $11.3 million for contingent consideration related to certain prior-period acquisitions, of which $5.0 million was accrued at December 31, 2010. In connection with prior-period acquisitions, the Company also recorded additional intangible assets consisting primarily of physician and hospital agreements of $1.3 million, fixed assets of approximately $1.0 million and other liabilities of $0.8 million during the nine months ended September 30, 2011. The Company expects that approximately $45.5 million of the $82.0 million of goodwill recorded during the nine months ended September 30, 2011 will be deductible for tax purposes.

The results of operations of the seven practices acquired during the nine months ended September 30, 2011 have been included in the Company’s Condensed Consolidated Financial Statements from their respective dates of acquisition. The following unaudited pro forma information combines the consolidated results of operations of the Company on a GAAP basis and the acquisitions completed during 2011 and 2010 as if the transactions had occurred on January 1, 2010 (in thousands, except for per share data):

	Nine Months Ended September 30,
	2011	2010
Net patient service revenue	$1,206,979	$1,168,932
Net income	$163,469	$177,986
Net income per share:
Basic	$3.44	$3.82
Diluted	$3.36	$3.75
Weighted average shares:
Basic	47,564	46,535
Diluted	48,683	47,426

The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the periods, nor are they indicative of the results of future combined operations.

7.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Accounts payable	$9,835	$9,581
Accrued salaries and bonuses	114,014	132,221
Accrued payroll taxes and benefits	31,018	26,122
Accrued professional liabilities	11,688	11,876
Accrual for uncertain tax positions	10,452	10,948
Other accrued expenses	23,062	17,189

	$200,069	$207,937

The net decrease in accrued salaries and bonuses of $18.2 million, from $132.2 million at December 31, 2010 to $114.0 million at September 30, 2011, is primarily due to the payment of performance-based incentive compensation during the first quarter of 2011, partially offset by performance-based incentive compensation accrued during the nine months ended September 30, 2011. A majority of the Company’s payments for performance-based incentive compensation is paid annually in the first quarter.

8.	Income Taxes:

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

The Company’s effective income tax rate was 38.3% and 39.0% for the three and nine months ended September 30, 2011, respectively, compared to 24.7% and 34.1% for the three and nine months ended September 30, 2010, respectively. The Company’s effective income tax rate was favorably impacted in both 2010 periods by the $10.9 million reduction in its income tax provision resulting from the resolution of the tax matters.

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

The calculation of shares used in the basic and diluted net income per share calculation for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted average number of common shares outstanding	47,990	46,788	47,564	46,535
Weighted average number of dilutive common share equivalents	945	694	1,119	891

Weighted average number of common and common equivalent shares outstanding	48,935	47,482	48,683	47,426

Antidilutive securities not included in the dilutive earnings per share calculation	42	1,382	47	737

10.	Stock Incentive Plans and Stock Purchase Plans:

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

Under the 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards vest on a cliff basis over a term of five years upon the fulfillment of specified service-based and performance-based conditions or upon the satisfaction of specified performance-based conditions through December 31, 2018. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the nine months ended September 30, 2011, the Company granted 426,708 shares of restricted and deferred stock to its employees and 41,400 stock options to its non-employee directors under the Stock Incentive Plans. At September 30, 2011, the Company had approximately 1.3 million shares available for future grants and awards under the Stock Incentive Plans.

Under the Company’s 1996 Non-Qualified Employee Stock Purchase Plan, as amended (the “Non-Qualified Plan”), employees are permitted to purchase the Company’s common stock at 85% of market value on January 1st, April 1st, July 1st and October 1st of each year. During the nine months ended September 30, 2011, 87,275 shares were issued under the Non-Qualified Plan. At September 30, 2011, the Company had approximately 587,000 shares reserved for issuance under the Non-Qualified Plan.

During the three and nine months ended September 30, 2011 and 2010, the Company recognized approximately $6.8 million and $20.0 million, and $6.7 million and $19.1 million, respectively, of stock-based compensation expense related to the Stock Incentive Plans and the Non-Qualified Plan. The net excess tax benefit recognized in additional paid-in capital related to the vesting of restricted stock and the exercise of stock options for the nine months ended September 30, 2011 was approximately $6.8 million.

11.	Commitments and Contingencies:

In September 2006, the Company entered into a settlement agreement with the Department of Justice and a relator who initiated a “qui tam” complaint against the Company relating to its billing practices for services provided from January 1996 through December 1999 that were reimbursed by Medicaid, the Federal Employees Health Benefit program, and the United States Department of Defense’s TRICARE program for military dependents and retirees (the “Settlement Agreement”). As part of the Settlement Agreement, the Company was under a five-year Corporate Integrity Agreement (“CIA”) with the Office of Inspector General of the Department of Health and Human Services (the “OIG”) which expired on September 20, 2011. A final report regarding the Company’s compliance with the CIA will be filed with the OIG. Although the term of the CIA has expired, the Company intends to continue the existence of its comprehensive Compliance Plan which provides for policies and procedures aimed at promoting compliance with healthcare laws and regulations.

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

12.	Subsequent Event:

On October 21, 2011, the Company entered into an amended and restated credit agreement (“Amended and Restated Line of Credit”) which increased the borrowing capacity thereunder to $500 million from $350 million. The Amended and Restated Line of Credit matures on October 21, 2016.

The Amended and Restated Line of Credit, which is guaranteed by substantially all of the Company’s subsidiaries and affiliated professional associations and corporations, includes (1) a $50 million sub-facility for the issuance of letters of credit and (2) a $25 million sub-facility for swingline loans. The Amended and Restated Line of Credit may be increased up to $570 million, subject to the satisfaction of specified conditions. At the Company’s option, borrowings under the Amended and Restated Line of Credit (other than swingline loans) bear interest at (1) the alternate base rate (defined as the highest of (i) the Wells Fargo Bank, National Association prime rate, (ii) the Federal Funds Rate plus 1/2 of 1% and (iii) one month LIBOR plus 1%) or (2) the LIBOR rate, as defined in the Amended and Restated Line of Credit, plus, an applicable margin rate ranging from 0.125% to 0.5% for alternate base rate borrowings and 1.125% to 1.5% for LIBOR rate borrowings, in each case based on the Company’s consolidated leverage ratio. Swingline loans bear interest at the alternate base rate plus the applicable margin rate. The Company is subject to certain covenants and restrictions specified in the Amended and Restated Line of Credit, including covenants that require the Company to maintain a minimum fixed charge coverage ratio and not to exceed a specified consolidated leverage ratio, to comply with laws, and restrict the Company from paying dividends and making certain other distributions, as specified therein. Failure to comply with these covenants would constitute an event of default under the Amended and Restated Line of Credit, notwithstanding the Company’s ability to meet its debt service obligations. The Amended and Restated Line of Credit includes various customary remedies for the lenders following an event of default.

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

Overview

MEDNAX is a leading provider of physician services including newborn, maternal-fetal, pediatric subspecialty, and anesthesia care. Our national network is composed of affiliated physicians, including those who provide neonatal clinical care in 34 states and Puerto Rico, primarily within hospital-based neonatal intensive care units, to babies born prematurely or with medical complications. We also have affiliated physicians who provide maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network includes other pediatric subspecialists, including those who provide pediatric cardiology care, pediatric intensive care and hospital-based pediatric care. In addition, we have physicians who provide anesthesia care to patients in connection with surgical and other procedures as well as pain management.

During the nine months ended September 30, 2011, we completed the acquisition of seven physician group practices consisting of three maternal-fetal medicine practices, one neonatology practice, one pediatric cardiology practice, one other pediatric subspecialty practice and one anesthesiology practice. During the nine months ended September 30, 2010, we completed the acquisition of eight physician group practices consisting of six neonatology practices, one maternal-fetal medicine practice and one pediatric cardiology practice. Based on past results, we expect that we can improve the results of these practices through improved commercial contracting, improved collections, identification of growth initiatives, as well as operating and cost savings, based upon the significant infrastructure we have developed.

Our results of operations for the nine months ended September 30, 2011 and 2010 include the results of operations for these physician group practices from their respective dates of acquisition and therefore are not comparable in some respects.

The United States is continuing to be affected by unfavorable economic conditions, and the number of unemployed workers remains significant. During the nine months ended September 30, 2011, the percentage of our patient services being reimbursed under government-sponsored programs remained relatively stable as compared to the same period in 2010. However, in other periods, including the three months ended September 30, 2011, there have been shifts toward government-sponsored programs. We could experience additional shifts if economic conditions do not improve or if they deteriorate further. Payments received from government-sponsored programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, many states continue to experience lower than anticipated revenue and continue to face significant budget shortfalls. These shortfalls could lead to reduced or delayed funding for state Medicaid programs and, in turn, reduced or delayed reimbursement for physician services.

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

Results of Operations

Three Months Ended September 30, 2011 as Compared to Three Months Ended September 30, 2010

Our net patient service revenue increased $56.6 million, or 16.1%, to $407.7 million for the three months ended September 30, 2011, as compared to $351.1 million for the same period in 2010. Of this $56.6 million increase, $39.2 million, or 69.3%, was attributable to revenue generated from acquisitions completed after June 30, 2010. Same-unit net patient service revenue increased $17.4 million, or 5.0%, for the three months ended September 30, 2011. The change in same-unit net patient service revenue was the result of an increase in revenue of approximately $10.7 million, or 3.1%, related to net reimbursement-related factors and an increase of $6.7 million, or 1.9%, from higher overall patient service volumes across all of our specialties. The increase in revenue of $10.7 million related to net reimbursement-related factors was primarily due to improved commercial-payor contracting and the flow through of revenue from modest price increases, partially offset by a decrease in revenue caused by an increase in the percentage of our patients being enrolled in government-sponsored programs. The increase in revenue of $6.7 million from higher patient service volumes is related to growth across all of our services. Same units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased $34.8 million, or 16.4%, to $246.7 million for the three months ended September 30, 2011, as compared to $211.9 million for the same period in 2010. This $34.8 million increase was primarily attributable to increased costs associated with new physicians and other staff to support acquisition-related growth and growth at existing units, of which $22.9 million was related to salaries and $11.9 million was related to benefits and incentive compensation.

Practice supplies and other operating expenses increased $2.7 million, or 19.6%, to $16.7 million for the three months ended September 30, 2011, as compared to $14.0 million for the same period in 2010. The increase was primarily attributable to practice supply and other costs of $1.6 million related to anesthesiology, hospital-based and hearing screen program acquisitions and practice supply and other costs at our existing units of $1.1 million.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $5.5 million, or 14.7%, to $43.0 million for the three months ended September 30, 2011, as compared to $37.5 million for the same period in 2010. This increase of $5.5 million is attributable to the overall growth of the Company, of which $3.5 million related to our existing units and $2.0 was attributable to acquisition-related growth. General and administrative expenses as a percentage of net patient service revenue decreased slightly to 10.6% for the three months ended September 30, 2011, as compared to 10.7% for the three months ended September 30, 2010 and continue to grow at a rate slower than the rate of revenue growth.

Depreciation and amortization expense decreased $0.1 million, or 1.7%, to $6.2 million for the three months ended September 30, 2011, as compared to $6.3 million for the same period in 2010. Depreciation and amortization expense for the three months ended September 30, 2010 included $1.2 million of accelerated amortization expense related to the termination of a hospital contract associated with a prior acquisition. Depreciation and amortization expense for the three months ended September 30, 2011 includes a $1.1 million increase attributable to the amortization of intangible assets related to acquisitions and the depreciation of fixed asset additions.

Income from operations increased $13.6 million, or 16.8%, to $95.0 million for the three months ended September 30, 2011, as compared to $81.4 million for the same period in 2010. Our operating margin increased slightly to 23.3% for the three months ended September 30, 2011, as compared to 23.2% for the same period in 2010.

We recorded net interest expense of $0.7 million for the three months ended September 30, 2011, as compared to $43,000 for the same period in 2010. The increase in net interest expense was primarily due to higher average borrowings under our $350 million revolving credit facility (“Line of Credit”) and a lower rate of return on our investments, partially offset by a lower effective interest rate on our Line of Credit. Interest expense for the three months ended September 30, 2011 and 2010 consisted primarily of interest charges, commitment fees and amortized debt costs associated with our Line of Credit and accretion expense related to our contingent consideration liabilities.

Our effective income tax rate was 38.3% for the three months ended September 30, 2011, as compared to 24.7% for the three months ended September 30, 2010. The income tax rate for the three months ended September 30, 2010 reflects a $10.9 million reduction in our income tax provision resulting from the resolution of certain matters that were under review with taxing authorities. Excluding the favorable impact of the tax matters resolution, our effective income tax rate was 38.1% for the three months ended September 30, 2010. We believe that excluding the favorable impact from the tax matters resolution provides a more meaningful comparison of the effective income tax rate.

Net income decreased 5.1% to $58.2 million for the three months ended September 30, 2011, as compared to $61.3 million for the same period in 2010. Net income for the three months ended September 30, 2010 includes a $10.9 million increase related to a reduction in our income tax provision resulting from the resolution of certain matters that were under review with taxing authorities. Excluding the favorable impact of the tax matters resolution, our net income of $58.2 million increased 15.7% as compared to $50.3 million for the three months ended September 30, 2010. We believe that excluding the favorable impact from the tax matters resolution provides more meaningful comparison of net income.

Diluted net income per common and common equivalent share was $1.19 on weighted average shares outstanding of 48.9 million for the three months ended September 30, 2011, as compared to $1.29 on weighted average shares outstanding of 47.5 million for the same period in 2010. Diluted net income per common and common equivalent share for the three months ended September 30, 2010 reflects a $10.9 million reduction in our income tax provision, or $0.23 per common and common equivalent share, resulting from the resolution of certain matters that were under review with taxing authorities. Excluding the favorable impact of the tax matters resolution, our diluted net income per common and common equivalent share was $1.06 for the three months ended September 30, 2010. We believe that excluding the favorable impact from the tax matters resolution provides a more meaningful comparison of diluted net income per common and common equivalent share.

Nine Months Ended September 30, 2011 as Compared to Nine Months Ended September 30, 2010

Our net patient service revenue increased $150.3 million, or 14.6%, to $1.18 billion for the nine months ended September 30, 2011, as compared to $1.03 billion for the same period in 2010. Of this $150.3 million increase, $112.7 million, or 75.0%, was attributable to revenue generated from acquisitions completed after December 31, 2009. Same-unit net patient service revenue increased $37.6 million, or 3.7%, for the nine months ended September 30, 2011. The change in same-unit net patient service revenue was the result of an increase in revenue of approximately $23.3 million, or 2.3%, related to net reimbursement-related factors and an increase of $14.3 million, or 1.4%, from higher overall patient service volumes across our specialties. The increase in revenue of $23.3 million related to net reimbursement-related factors was primarily due to improved commercial-payor contracting and the flow through of revenue from modest price increases, partially offset by a decrease in revenue caused by an increase in the percentage of our patients being enrolled in government-sponsored programs. The increase in revenue of $14.3 million from higher patient service volumes is related to growth across our services, primarily in our neonatal, anesthesia and pediatric cardiology practices. Same units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased $91.9 million, or 14.5%, to $725.9 million for the nine months ended September 30, 2011, as compared to $634.0 million for the same period in 2010. This $91.9 million increase was primarily attributable to increased costs associated with new physicians and other staff to support acquisition-related growth and growth at existing units, of which $64.2 million was related to salaries and $27.7 million was related to benefits and incentive compensation.

Practice supplies and other operating expenses increased $6.9 million, or 16.8%, to $48.1 million for the nine months ended September 30, 2011, as compared to $41.1 million for the same period in 2010. The increase was primarily attributable to practice supply and other costs of $4.4 million related to anesthesiology, hospital-based, hearing screen program and office-based acquisitions. In addition, practice supply and other costs at our existing units increased by $2.5 million.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $12.7 million, or 11.1%, to $127.5 million for the nine months ended September 30, 2011, as compared to $114.8 million for the same period in 2010. This increase of $12.7 million is attributable to the overall growth of the Company, of which $7.0 million related to our existing units and $5.7 was attributable to acquisition-related growth. General and administrative expenses as a percentage of net patient service revenue decreased to 10.8% for the nine months ended September 30, 2011, as compared to 11.1% for the nine months ended September 30, 2010 and continue to grow at a rate slower than the rate of revenue growth.

Depreciation and amortization expense increased $1.9 million, or 11.9%, to $18.0 million for the nine months ended September 30, 2011, as compared to $16.1 million for the same period in 2010. Depreciation and amortization expense for the nine months ended September 30, 2011 includes a $3.1 million increase attributable to the amortization of intangible assets related to acquisitions and the depreciation of fixed asset additions. Depreciation and amortization expense for the nine months ended September 30, 2010 included $1.2 million of accelerated amortization expense related to the termination of a hospital contract associated with a prior acquisition.

Income from operations increased $36.9 million, or 16.2%, to $263.9 million for the nine months ended September 30, 2011, as compared to $227.0 million for the same period in 2010. Our operating margin increased 32 basis points, to 22.3% for the nine months ended September 30, 2011, as compared to 22.0% for the same period in 2010. This increase of 32 basis points was primarily due to the favorable impact of recent acquisitions, offset by net increases in operating expenses.

We recorded net interest expense of $2.0 million for the nine months ended September 30, 2011, as compared to $1.2 million for the same period in 2010. The increase in net interest expense was primarily due to higher average borrowings under our Line of Credit, a lower rate of return on our investments and an increase in accretion expense related to our contingent consideration liabilities, partially offset by a lower effective interest rate on our Line of Credit. Interest expense for the nine months ended September 30, 2011 and 2010 consisted primarily of interest charges, commitment fees and amortized debt costs associated with our Line of Credit and accretion expense related to our contingent consideration liabilities.

Our effective income tax rate was 39.0% for the nine months ended September 30, 2011, as compared to 34.1% for the nine months ended September 30, 2010. The income tax rate for the nine months ended September 30, 2010 reflects a $10.9 million reduction in our income tax provision resulting from the resolution of certain matters that were under review with taxing authorities. Excluding the favorable impact of the tax matters resolution, our effective income tax rate was 38.9% for the nine months ended September 30, 2010. We believe that excluding the favorable impact from the tax matters resolution provides a more meaningful comparison of the effective income tax rate.

Net income increased by 7.2% to $159.6 million for the nine months ended September 30, 2011, as compared to $148.9 million for the same period in 2010. Net income for the nine months ended September 30, 2010 includes a $10.9 million increase related to a reduction in our income tax provision resulting from the resolution of certain matters that were under review with taxing authorities. Excluding the favorable impact of the tax matters resolution, our net income increased by 15.7% to $159.6 million for the nine months ended September 30, 2011, as compared to $138.0 million for the same period in 2010. We believe that excluding the favorable impact from the tax matters resolution provides more meaningful comparison of net income.

Diluted net income per common and common equivalent share was $3.28 on weighted average shares outstanding of 48.7 million for the nine months ended September 30, 2011, as compared to $3.14 on weighted average shares outstanding of 47.4 million for the same period in 2010. Diluted net income per common and common equivalent share for the nine months ended September 30, 2010 reflects a $10.9 million reduction in our income tax provision, or an increase of $0.23 per common and common equivalent share, resulting from the resolution of certain matters that were under review with taxing authorities. Excluding the favorable impact of the tax matters resolution, our diluted net income per common and common equivalent share was $2.91 for the nine months ended September 30, 2010. We believe that excluding the favorable impact from the tax matters resolution provides a more meaningful comparison of diluted net income per common and common equivalent share.

Liquidity and Capital Resources

As of September 30, 2011, we had $35.7 million of cash and cash equivalents on hand as compared to $26.3 million at December 31, 2010. In addition, we had working capital of $118.9 million at September 30, 2011, an increase of $44.0 million from working capital of $74.9 million at December 31, 2010. This net increase in working capital is primarily due to year-to-date earnings and proceeds from the issuance of common stock under our stock incentive and stock purchase plans, partially offset by the use of funds for payments on our Line of Credit, physician practice acquisition payments and capital expenditures.

Our net cash provided from operating activities was $180.9 million for the nine months ended September 30, 2011, as compared to net cash provided from operating activities of $155.5 million for the same period in 2010. This net improvement of $25.4 million for the nine months ended September 30, 2011 is primarily due to: (i) a net increase in cash flow from operations related to changes in the components of our accounts payable and accrued expenses, consisting primarily of changes in our accrued incentive compensation liability and (ii) improved operating results; partially offset by (iii) a net decrease in cash flow related to changes in our income tax liabilities, resulting primarily from higher estimated tax payments and (iv) a reduction in cash flow related to higher accounts receivable balances from higher net patient service revenue recorded during the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, accounts receivable increased by $25.7 million, as compared to an increase of $10.3 million for the same period in 2010. The net increase in accounts receivable for the nine months ended September 30, 2011, as compared to the same period in 2010, is primarily due to higher same-unit revenue growth during the period, as well as an increase in accounts receivable related to recent acquisitions.

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

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO was 46.7 days at September 30, 2011 as compared to 45.3 days at December 31, 2010. The increase in DSO was primarily due to the increase in accounts receivable related to recent acquisitions.

During the nine months ended September 30, 2011, cash used in operating activities related to accounts payable and accrued expenses was $13.2 million, compared to $51.8 million for the same period in 2010. The net decrease in cash used of $38.6 million related to accounts payable and accrued expenses activities is primarily due to (i) a decrease in our annual payments due under our performance-based incentive compensation program of which a majority is paid in the first quarter of each year, (ii) an increase in our accruals for performance-based incentive compensation during the nine months ended September 30, 2011 and (iii) a change in reserves for uncertain tax positions, on a comparative basis, due to a decrease that was recorded during the nine months ended September 30, 2010 resulting from the resolution of certain tax matters that were under review with taxing authorities.

During the nine months ended September 30, 2011, our net cash used in investing activities of $106.0 million included physician practice acquisition payments and contingent purchase price payments of $79.9 million, capital expenditures of $28.6 million, and net proceeds of $2.5 million related to the purchase and maturity of investments. Our capital expenditures were $18.5 million for an office building and $10.1 million for medical equipment, computer and office equipment, software, furniture and fixtures, and leasehold and other improvements at our office-based practices and our corporate and regional offices. Our acquisition payments were primarily related to the purchase of seven physician practices, including three maternal-fetal medicine practices, one neonatology practice, one pediatric cardiology practice, one other pediatric subspecialty practice and one anesthesiology practice.

During the nine months ended September 30, 2011, our net cash used in financing activities of $65.4 million consisted primarily of net payments on our Line of Credit of $96.5 million and payments of $3.7 million for contingent consideration liabilities, partially offset by proceeds from the exercise of employee stock options and the issuance of common stock under our stock purchase plans of $28.3 million and excess tax benefits related to the vesting of restricted stock and the exercise of employee stock options of $6.9 million. Under the current accounting guidance for business combinations, payments of contingent consideration liabilities related to acquisitions completed after January 1, 2009 are presented as cash flows from financing activities. Payments of contingent consideration liabilities related to acquisitions completed prior to January 1, 2009 are presented as cash flows from investing activities.

At September 30, 2011, we had an outstanding principal balance of $50.0 million on our Line of Credit. We also had outstanding letters of credit associated with our professional liability insurance program of $5.3 million which reduced the amount available on our Line of Credit to $294.7 million at September 30, 2011.

On October 21, 2011, we entered into an amended and restated credit agreement (“Amended and Restated Line of Credit”) which increased the borrowing capacity thereunder to $500 million from $350 million. The Amended and Restated Line of Credit matures on October 21, 2016.

The Amended and Restated Line of Credit, which is guaranteed by substantially all of our subsidiaries and affiliated professional associations and corporations, includes (1) a $50 million sub-facility for the issuance of letters of credit and (2) a $25 million sub-facility for swingline loans. The Amended and Restated Line of Credit may be increased up to $570 million, subject to the satisfaction of specified conditions. At our option, borrowings under the Amended and Restated Line of Credit (other than swingline loans) bear interest at (1) the alternate base rate (defined as the highest of (i) the Wells Fargo Bank, National Association prime rate, (ii) the Federal Funds Rate plus 1/2 of 1% and (iii) one month LIBOR plus 1%) or (2) the LIBOR rate, as defined in the Amended and Restated Line of Credit, plus an applicable margin rate ranging from 0.125% to 0.5% for alternate base rate borrowings and 1.125% to 1.5% for LIBOR rate borrowings, in each case based on our consolidated leverage ratio. Swingline loans bear interest at the alternate base rate plus the applicable margin rate. We are subject to certain covenants and restrictions specified in the Amended and Restated Line of Credit, including covenants that require us to maintain a minimum fixed charge coverage ratio and not to exceed a specified consolidated leverage ratio, to comply with laws, and restrict us from paying dividends and making certain other distributions, as specified therein. Failure to comply with these covenants would constitute an event of default under the Amended and Restated Line of Credit, notwithstanding our ability to meet our debt service obligations. The Amended and Restated Line of Credit includes various customary remedies for the lenders following an event of default.

At September 30, 2011, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us. The evaluation of our compliance with the financial covenants and other restrictions as of September 30, 2011 was performed in accordance with the Amended and Restated Line of Credit. Based on our current expectations, we believe we will be in compliance with these covenants and other restrictions throughout 2011.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at September 30, 2011 was $123.4 million, of which $11.7 million is classified as a current liability within accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our Amended and Restated Line of Credit, will be sufficient to finance our working capital requirements, fund anticipated acquisitions and capital expenditures, and meet our contractual obligations for at least the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our Line of Credit is subject to market risk and interest rate changes. The outstanding principal balance on our Line of Credit was $50.0 million at September 30, 2011. Considering the total outstanding balance of $50.0 million, a 1% change in interest rates would result in an impact to income before income taxes of approximately $0.5 million per year. See Note 12 to our Condensed Consolidated Financial Statements in this Form 10-Q for more information regarding our Line of Credit which was amended and restated on October 21, 2011.

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

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In September 2006, we entered into a settlement agreement with the Department of Justice and a relator who initiated a “qui tam” complaint against us relating to our billing practices for services provided from January 1996 through December 1999 that were reimbursed by Medicaid, the Federal Employees Health Benefit program, and the United States Department of Defense’s TRICARE program for military dependents and retirees (the “Settlement Agreement”). As part of the Settlement Agreement, we were under a five-year Corporate Integrity Agreement (“CIA”) with the OIG which expired on September 20, 2011. A final report regarding our compliance with the CIA will be filed with the OIG. Although the term of the CIA has expired, we intend to continue the existence of our comprehensive Compliance Plan which provides for policies and procedures aimed at promoting compliance with healthcare laws and regulations.

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

MEDNAX, INC.

Date: November 1, 2011	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2011	By:	/s/ Vivian Lopez-Blanco
Vivian Lopez-Blanco
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement, dated August 7, 2011, by and between Mednax Services, Inc. and Roger J. Medel, M.D. (incorporated by reference to Exhibit 10.1 to MEDNAX’s Current Report on Form 8-K dated August 10, 2011).

10.2	Restricted Shares Units Agreement for Roger J. Medel, M.D., dated August 7, 2011 (incorporated by reference to Exhibit 10.2 to MEDNAX’s Current Report on Form 8-K dated August 10, 2011).

31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS++	XBRL Instance Document.

101.SCH++	XBRL Taxonomy Extension Schema Document.

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
++	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.