Form 10-K
period 2011-12-31
MEDNAX, INC.
filed 2012-02-29
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of shares of Common Stock of the registrant held by non-affiliates of the registrant on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3,448,592,460 based on a $72.19 closing price per share as reported on the New York Stock Exchange composite transactions list on such date.

The number of shares of Common Stock of the registrant outstanding on February 23, 2012 was 49,100,297

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, with respect to the 2012 Annual Meeting of Shareholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in the Form 10-K, each document incorporated by reference herein is deemed not to be filed as part hereof.

MEDNAX, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2011

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

OVERVIEW

MEDNAX is a leading provider of physician services including newborn, maternal-fetal, pediatric subspecialties, and anesthesia care. At December 31, 2011, our national network comprised 1,839 affiliated physicians, including 996 physicians who provide neonatal clinical care, in 34 states and Puerto Rico, primarily within hospital-based neonatal intensive care units (“NICUs”), to babies born prematurely or with medical complications. We have 190 affiliated physicians who provide maternal-fetal care to expectant mothers experiencing complicated pregnancies and obstetrical hospitalist services in many areas where our affiliated neonatal physicians practice. Our network includes other pediatric subspecialists, including 108 physicians providing pediatric cardiology care, 85 physicians providing pediatric intensive care, 43 physicians providing hospital-based pediatric care and six physicians providing pediatric surgical care. In addition, we have 411 physicians who provide anesthesia care to patients in connection with surgical and other procedures as well as pain management.

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

•

Other Pediatric Subspecialty Care. Our network includes pediatric intensivists, who are hospital-based pediatricians with additional education and training in caring for critically ill or injured children and adolescents, pediatric hospitalists, who are hospital-based pediatricians specializing in inpatient care and management of acutely ill children and pediatric surgeons, who provide specialized care for patients ranging from newborns to adolescents, for all problems or conditions affecting children that require surgical intervention, and often have particular expertise in the areas of neonatal, prenatal, trauma, and pediatric oncology. Our affiliated physicians also provide clinical services in other areas of hospitals, particularly in the labor and delivery area and nursery and pediatric department, where immediate accessibility to specialized care may be critical.

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

•

Anesthesia Subspecialty Care. In addition to their board certification in anesthesiology, many of our anesthesiologists have completed fellowships in subspecialties such as obstetrical, critical care, cardiac and pediatric anesthesia.

•

Pain Management. We also provide acute and chronic pain management services. Postoperative acute pain management is often initiated in the hospital recovery room and may continue for the remainder of the hospital stay. Chronic pain services are offered through outpatient medical offices or hospital clinics. These clinics are staffed with board-certified anesthesiologists or neurologists, who are also board-certified or eligible-to-apply-for-certification in pain medicine, who provide patients with a comprehensive evaluation and treatment plan for their pain. These centers provide a full spectrum of care ranging from medical management of pain through minimally invasive interventional procedures.

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

Demand for Our Services

Neonatal Medicine. Of the approximately four million births in the United States annually, we estimate that 12 to 13% require NICU admissions. Numerous institutions conduct research to identify potential causes of premature birth and medical complications that often require NICU admissions. Some common contributing factors include the presence of hypertension or diabetes in the mother, lack of prenatal care, complications during pregnancy, drug and alcohol abuse and smoking or poor nutritional habits during pregnancy. Babies admitted to NICUs typically have an illness or condition that requires the care of a neonatologist. Babies who are born prematurely or have a low birth weight often require neonatal intensive care services because of increased risk for medical complications. We believe obstetricians generally prefer to perform deliveries at hospitals that provide a full complement of labor and delivery services, including a NICU staffed by board-certified or eligible-to-apply-for-certification neonatologists. Because obstetrics is a significant source of hospital admissions, hospital administrators have responded to these demands by establishing NICUs and contracting with independent neonatology group practices, such as our affiliated professional contractors, to staff and manage these units. As a result, NICUs within the United States tend to be concentrated in hospitals with a higher volume of births. There are approximately 4,600 board-certified neonatologists in the United States.

Maternal-Fetal Medicine. Expectant mothers with pregnancy complications often seek or are referred by their obstetricians to maternal-fetal medicine subspecialists. These subspecialists provide inpatient and outpatient care to women with conditions such as diabetes, heart disease, hypertension, multiple gestation, recurrent miscarriage, family history of genetic diseases, suspected fetal birth defects, and other complications during their pregnancies. We believe that improved maternal-fetal care has a positive impact on neonatal outcomes. Data on neonatal outcomes demonstrates that, in general, the likelihood of mortality or an adverse condition or outcome (referred to as “morbidity”) is reduced the longer a baby remains in the womb. There are approximately 1,800 board-certified maternal-fetal medicine subspecialists in the United States.

Pediatric Cardiology Medicine. Pediatric cardiologists provide inpatient and outpatient cardiology care of the fetus, infant, child, and adolescent with congenital heart defects and acquired heart disease, as well as of adults with congenital heart defects. We estimate that approximately one in every 120 babies is born with some form of heart defect. With advancements in care, there are approximately one million adults in the United States today living with congenital heart disease. There are approximately 2,100 board-certified pediatric cardiologists in the United States.

Other Pediatric Subspecialty Medicine. Other areas of pediatric subspecialty medicine are closely associated with maternal-fetal-newborn medical care. For example, pediatric intensivists are subspecialists who care for critically ill or injured children and adolescents in pediatric intensive care units (“PICUs”). There are approximately 1,600 board-certified pediatric intensivists in the United States. As another example, pediatric hospitalists are pediatricians who provide care in many hospital areas, including labor and delivery and the newborn nursery. In addition, pediatric surgeons provide specialized care for patients ranging from newborns to adolescents, for all problems or conditions affecting children that require surgical intervention, and often have particular expertise in the areas of neonatal, prenatal, trauma, and pediatric oncology.

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

Our Business Strategy

Our business objective is to enhance our position as a leading provider of physician services. The key elements of our strategy to achieve this objective are:

•

Build upon core competencies. We have developed significant administrative expertise relating to neonatal, maternal-fetal and other pediatric subspecialty services, as well as, more recently, to our anesthesiology practices. We have also facilitated the development of a clinical approach to the practice of medicine among our affiliated physicians through a clinical data warehouse that includes research, education and quality initiatives intended to advance the practice of neonatology, maternal-fetal, pediatric cardiology medicine and pediatric intensive care, improve the quality of care provided to acutely ill newborns and expectant mothers with pregnancy complications and reduce long-term health system costs. We have begun the development of a clinical data warehouse for our anesthesiology practices by collecting information from our billing and anesthesia record systems. The growth of this program will allow us to establish quality benchmarks for clinical outcomes, patient satisfaction and perioperative efficiencies across our anesthesiology practices.

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

•

Acquire physician practice groups. We continue to seek to expand our operations by acquiring established physician practices in our specialties which include neonatology, maternal-fetal medicine, pediatric cardiology and anesthesiology. We also pursue complementary pediatric subspecialty physician groups, such as pediatric intensivists, pediatric hospitalists and pediatric surgeons. During 2011, we added 10 physician groups to our national network through acquisitions consisting of three maternal-fetal medicine practices, three anesthesiology practices, one neonatal practice, one pediatric cardiology practice, and two other pediatric subspecialty practices.

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

OUR PHYSICIAN SERVICES

Neonatal Care

We provide neonatal care to babies born prematurely or with complications within specific hospital units, primarily NICUs, through our network of 996 affiliated neonatal physicians and other related clinical professionals who staff and manage clinical activities at more than 330 NICUs in 34 states and Puerto Rico. We partner with our hospital clients in an effort to enhance the quality of care delivered to premature and sick babies. Some of the nation’s largest and most prestigious hospitals, both not-for-profit and for-profit institutions, retain us to staff and manage their NICUs. Our affiliated neonatologists generally provide 24-hours-a-day, seven-days-a-week coverage in NICUs, support the local referring physician community and are available for consultation in other hospital departments. Our hospital partners benefit from our experience in managing complex intensive care units. Our neonatal physicians interact with colleagues across the country through an internal communications system to draw upon their collective expertise in managing challenging patient-care issues. Our neonatal physicians also work collaboratively with maternal-fetal medicine subspecialists to coordinate care of mothers experiencing complicated pregnancies and their fetuses. We also employ or contract with neonatal nurse practitioners, who work with our affiliated physicians in providing medical care.

Maternal-Fetal Care

We provide outpatient and inpatient maternal-fetal care to expectant mothers with complicated pregnancies and their fetuses through our network of 190 affiliated physicians and other related clinical professionals who provide maternal-fetal medical care. Our affiliated neonatologists practice with maternal-fetal medicine subspecialists to provide coordinated care for expectant mothers with complicated pregnancies whose babies are often admitted to the NICU upon delivery. We believe continuity of treatment from mother and developing fetus during the pregnancy to the newborn upon delivery has improved the clinical outcomes of our patients.

Pediatric Cardiology Care

Our pediatric cardiology practice consists of 108 affiliated physicians and other related clinical professionals who provide specialized cardiac care to the fetus, neonatal and pediatric patients with congenital and acquired heart disorders, as well as adults with congenital heart defects, through scheduled office visits, hospital rounds and immediate consultation in emergency situations. Our affiliated cardiologists work collaboratively with neonatologists and maternal-fetal medicine subspecialists to provide coordinated care.

Other Pediatric Subspecialty Care

Our network includes other pediatric subspecialists such as pediatric intensivists, pediatric hospitalists and pediatric surgeons. In addition, our affiliated physicians seek to provide support services in other areas of hospitals, particularly in the labor and delivery area, nursery and pediatric department, where immediate accessibility to specialized care may be critical. Our experience and expertise in maternal-fetal-neonatal medicine has led to our involvement in these other areas.

•	Pediatric Intensive Care. We have 85 affiliated physicians who provide clinical care for critically ill or injured children and adolescents. They staff and manage PICUs at 35 hospitals.

•	Pediatric Hospitalists. We have 43 affiliated hospital-based physicians who provide clinical care to acutely ill children at 15 hospitals.

•

Pediatric Surgeons. We have six affiliated pediatric surgeons who provide specialized care for patients ranging from newborns to adolescents, for all problems or conditions affecting children that require surgical intervention, and often have particular expertise in the areas of neonatal, prenatal, trauma, and pediatric oncology.

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

•

Newborn Hearing Screening Program. Our affiliated physicians also oversee our newborn hearing screening program. Since we launched this program in 1994, we believe that we have become the largest provider of newborn hearing screening services in the United States. In 2011, we screened over 580,000 babies for potential hearing loss at more than 300 hospitals across the nation. Over 40 states either require newborns to be screened for potential hearing loss before being discharged from the hospital or require that parents be offered the opportunity to submit their newborns to hearing screens. We contract or coordinate with hospitals to provide hearing screening services.

Anesthesia Care

We provide anesthesia care at hospitals, ambulatory surgery centers, and office-based practices with our 411 affiliated anesthesiologists. Following the “care team” model, our physicians work with both practice and hospital employed anesthetists. As an integral part of the surgical team, our anesthesiologists support the surgeons by providing medical care before, during and after surgery so that surgeons may concentrate on the applicable surgery. Our anesthesiologists provide this care by evaluating the patient and consulting with the surgical team before surgery, providing pain control and support of life functions during surgery, supervising care after surgery and discharging the patient from the recovery unit. They also support other departments within the hospital such as labor and delivery, sedation for imaging, and the hospital’s emergency room by providing services as appropriate to patients requiring immediate care. In addition, our physicians provide anesthesia care at ambulatory surgical centers and office-based practices for procedures that require some level of anesthesia.

Pain Management

We provide pain management services in 14 outpatient centers with more than 18 physicians and eight physician assistants. Our physicians are board-certified in anesthesiology or neurology and board-certified, or eligible-to-apply-for-certification, in pain medicine. This advanced training and education expands treatment options available for both acute and chronic pain sufferers. The physicians develop treatment plans specific to the patients’ individual needs that include interventional techniques such as trigger point and facet injections, pain pumps, nerve stimulators, radiofrequency ablation and catheters as well as medication management.

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

•

We have completed several multi-center clinical trials. For example, in maternal-fetal medicine, in 2011, we completed the clinical phase of a multi-center trial entitled Non-invasive Screening for Fetal Aneuploidy Using Maternal Plasma Testing. The enrollment for this trial involved more than 4,000 patients and data will be analyzed in the near future. In neonatology, in 2011, the clinical phase of one of the largest trials ever in neonatal nutrition was completed, entitled How Illness and Nutritional Support Influence Amino Acid and Acylcarnitine Profiles in Premature Neonates. This trial enrolled over 1,000 patients and is currently being closed out nationally. Data analysis will begin shortly and it is estimated that this study will have a major impact upon nutritional practices in the NICU when published.

•

Several additional multi-center clinical trials are enrolling patients. One trial focused on improving hearing care for infants, entitled Utility of Genetic Testing in Detection of Late-Onset Hearing Loss has completed enrollment of more than 3,700 infants and has been submitted for publication; and one trial The Evaluation of Factors Leading to Mortality in the NICU, is one of the largest prospective evaluations of factors that may increase the risk of NICU mortality. In addition, we continue several additional collaborative trials, including a new sponsored multi-center trial that examines an alternative diagnostic approach to the diagnosis of fetal aneuploidy (a condition involving the occurrence of one or more extra or missing chromosomes) and a trial of cerclage in certain high-risk pregnancies for the prevention of preterm birth. A study that examines breast milk fortification, in an attempt to further improve nutritional status in neonates, is also being readied for enrollment, as is an examination of the effects of alternative treatment approaches for retinopathy of prematurity (ROP). Our pediatric cardiologists have begun collecting data on the Long QTc Syndrome, which is a rare inborn heart condition, and will be embarking on a study examining the problems associated with pulse oximetry screening, which is a test that is used to measure the percent of oxygen saturation of hemoglobin in the arterial blood, for congenital heart disease in the neonatal period.

•

We also continue to publish research based on data from our clinical information systems, our clinical trials, and from our individual practice efforts. In 2011, 70 papers were published as a result of this research addressing many different areas of neonatal, maternal-fetal, and pediatric cardiology care. A few of the papers include: Detection Of TPN Contamination Of Dried Blood Spots Used In Newborn And Metabolic Screening And Its Impact On Quantitative Measurement Of Amino Acids; Repeat Lumbar Punctures In Infants With Meningitis In The Neonatal Intensive Care Unit; Lessons Learned From 119 Consecutive Cardiac Transplants For Pediatric And Congenital Heart Disease; Toward The Elimination Of Catheter-Related Bloodstream Infections

In A Newborn Intensive Care Unit (NICU); and Elevation In Plasma Creatinine And Renal Failure In Premature Neonates Without Major Anomalies: Terminology, Occurrence And Factors Associated With Increased Risk.

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

•

Continuing Medical Education. We also make extensive physician continuing medical education and continuing nursing education resources available to our affiliated clinicians in an effort to ensure that they have access to current treatment methodologies. As an accredited provider for clinicians, we offer live continuing medical education through what we believe is one of the premier conferences in neonatal medicine—NEO: The Conference for Neonatology, which we launched in 2007. In 2010, we added our Specialty Review in Neonatology/Perinatology 2.0 course, which provides a broad review of the entire subspecialty of neonatal medicine and will be held annually. We also held the World Symposium of Perinatal Medicine in November 2011. In addition to live educational opportunities, we also offer online education through “Pediatrix University—A University Without Walls®,” an interactive educational website, which we continue to enhance with live presentations that are recorded at our various in person conferences.

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

OUR INFORMATION SYSTEMS

We maintain several information systems to support our day-to-day operations and ongoing clinical research and business analysis. Since inception, our clinical information systems have accumulated clinical information from more than 14 million daily progress records relating to over 800,000 discharged patients.

•

BabySteps®. BabySteps is an electronic health record system used by our affiliated neonatal physicians to record clinical progress notes electronically and provides a decision tree to assist them in certain situations with the selection of appropriate billing codes. BabySteps is certified as an Electronic Health Record (“EHR”) module through the Certification Commission for Health Information Technology (“CCHIT®”), an Office of the National Coordinator—Authorized Testing and Certification Body (“ONC-ATCB”), in accordance with the applicable hospital certification criteria adopted by the

Secretary of Health and Human Services that support the Stage 1 meaningful use measures required to qualify eligible providers and hospitals under the American Recovery and Reinvestment Act (“ARRA”).

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

•

Nextgen®. We have licensed the Nextgen Electronic Medical Record (“EMR”) and Electronic Patient Management (“EPM”) system for our office-based maternal-fetal and pediatric cardiology physicians to record clinical documentation related to their patients and manage the revenue cycle for our office-based practices. This system has the ability to provide benefits to our office-based practices that are similar to what BabySteps provides to our neonatology practices, including decision trees to assist physicians with the selection of appropriate billing codes, promotion of consistent documentation, and data for research and education. We are currently in the process of implementing EMR and EPM in all of our office-based maternal-fetal and pediatric cardiology practices. The 5.6 version of our Nextgen system was certified as a Complete Electronic Health Record system by CCHIT, in accordance with the applicable certification criteria adopted by the Secretary of Health and Human Services that support the Stage 1 meaningful use measures required to qualify eligible providers and hospitals for funding under the ARRA.

•

Pediatrix University®. In addition to providing continuing education, our Pediatrix University also functions as a “virtual doctors’ lounge,” enabling physicians around the country to discuss difficult or unusual cases with one another. It also provides a rich source of ongoing medical education in neonatology and maternal-fetal medicine.

•

Quantum. We have begun to implement a quality initiative tool, Quantum Clinical Navigation Systems (“Quantum”) throughout our American Anesthesiology physician practices. Quantum is a real time data collection tool that follows each patient through the continuum of care. Quantifiable metrics assess patient satisfaction, efficiency, physician performance and quality indicators. The data is then stored, analyzed and reported to physicians and hospitals. Our clinicians use the data, along with evidence-based medicine, to develop and implement best practices and standard operating procedures, all with the goal of improving outcomes and efficiency and ensuring patient satisfaction.

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

Hospitals

Our relationships with our hospital partners are critical to our operations. We have been retained by over 330 hospitals to staff and manage clinical activities within specific hospital-based units. Our affiliated physicians are important components of obstetric, pediatric and surgical services provided at hospitals. Our hospital-based focus enhances our relationships with hospitals and creates opportunities for our affiliated physicians to provide patient care in other areas of the hospital. For example, our physicians may provide care in emergency rooms, nurseries and other departments where access to specialized obstetric, pediatric and anesthesia care may be critical. Because hospitals control access to their units and operating rooms through the awarding of contracts and hospital privileges, we must maintain good relationships with our hospital partners. Our hospital partners benefit from our expertise in managing critical care units and other settings staffed with physician specialists, including managing variable admission rates, operating costs, complex reimbursement systems and other administrative burdens. We also work with our hospital partners to enhance their reputation and market our services to referring physicians, an important source of hospital admissions, within the communities served by those hospitals.

Under our contracts with hospitals, we have the responsibility to manage, in many cases exclusively, the provision of physician services for hospital-based units, such as NICUs, and other hospital settings. We typically are responsible for billing patients and third-party payors for services rendered by our affiliated physicians separately from other related charges billed by the hospital or other physicians to the same payors. Some of our hospital contracts require hospitals to pay us administrative fees. Some contracts provide for fees if the hospital does not generate sufficient patient volume in order to guarantee that we receive a specified minimum revenue level. We also receive fees from hospitals for administrative services performed by our affiliated physicians providing medical director services at the hospital. Administrative fees accounted for approximately 6% of our net patient service revenue during 2011. Our contracts with hospitals also generally require us to indemnify them and their affiliates for losses resulting from the negligence of our affiliated physicians. Our hospital contracts typically have terms of one to three years which can be terminated without cause by either party upon prior written notice, and renew automatically for additional terms of one to three years unless terminated early by any party. While we have in most cases been able to renew these arrangements, hospitals may cancel or not renew our arrangements, or reduce or eliminate our administrative fees in the future.

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

COMPETITION

Competition in our business is generally based upon a number of factors, including reputation, experience and level of care and our affiliated physicians’ ability to provide cost-effective, quality clinical care. The nature of competition for our hospital-based practices, such as neonatology and anesthesia care, differs significantly from competition for our office-based practices. Our hospital-based practices compete nationally with other health services companies and physician groups for hospital contracts and qualified physicians. In some instances, our hospital-based physicians also compete on a regional or local basis. For example, our neonatologists compete for referrals from local physicians and transports from surrounding hospitals. Our office-based practices, such as maternal-fetal medicine and pediatric cardiology, compete for patients with office-based practices in those subspecialties.

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

Fraud and Abuse Provisions

Existing federal laws governing Medicaid, Medicare and other federal healthcare programs (the “FHC Programs”), as well as similar state laws, impose a variety of fraud and abuse prohibitions on healthcare companies like us. These laws are interpreted broadly and enforced aggressively by multiple government agencies, including the Office of Inspector General of the Department of Health and Human Services, the Department of Justice (the “DOJ”) and various state authorities. In addition, in the Deficit Reduction Act of 2005, Congress established a Medicaid Integrity Program to enhance federal and state efforts to detect Medicaid fraud, waste and abuse and provide financial incentives for states to enact their own false claims legislation as an additional enforcement tool against Medicaid fraud and abuse. Since then, a growing number of states have enacted healthcare fraud and abuse legislation.

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

Compliance Plan

We maintain a compliance plan that reflects our commitment to complying with laws and regulations applicable to our business and meeting our ethical obligations in conducting our business (the “Compliance Plan”). We believe our Compliance Plan provides a solid framework to meet this commitment and our obligations under the Corporate Integrity Agreement, including:

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

GOVERNMENT INVESTIGATIONS

We expect that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock.

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

EMPLOYEES AND PROFESSIONALS UNDER CONTRACT

In addition to the 1,839 practicing physicians affiliated with us as of December 31, 2011, we employed or contracted with 1,835 other clinical professionals, including advanced practice nurses, and 3,293 other full-time and part-time employees.

GEOGRAPHIC COVERAGE

We provide services in 34 states, including Alaska, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Indiana, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Missouri, Montana, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and West Virginia, and Puerto Rico. During 2011, approximately 58% of our net patient service revenue was generated by operations in our five largest states. Our operations in Texas accounted for approximately 21% of our net patient service revenue for the same period. Although we continue to seek to diversify the geographic scope of our operations, primarily through acquisitions of physician group practices, we may not be able to implement successfully or realize the expected benefits of any of these initiatives. Adverse changes or conditions affecting states in which our operations are concentrated, such as healthcare reforms, changes in laws and regulations, reduced Medicaid or Medicare reimbursements, an increase in the income level required to qualify for government healthcare programs or government investigations, may have a material adverse effect on our business, financial condition and results of operations.

SERVICE MARKS

We have registered the service marks “MEDNAX National Medical Group and Design,” “Pediatrix Medical Group and Design,” “Obstetrix Medical Group and Design,” “BabySteps,” the “Baby design logo,” “Pediatrix University,” “Pediatrix University-A University Without Walls,” “SoundGene and Design,” “Soundata,” “Earhugs,” “iNewborn” “American Anesthesiology,” and “Quantum Clinical Navigation Systems,” among others, with the United States Patent and Trademark Office. In addition, we have pending applications to register the service marks “QualitySteps,” “Pediatrix Cardiology and Design,” and the “American Anesthesiology design logo.”

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

The United States is continuing to be affected by unfavorable economic conditions. The number of unemployed workers is significant. Although during the year ended December 31, 2011, the percentage of patient services being reimbursed under government-sponsored healthcare programs remained relatively stable as compared to the year ended December 31, 2010, in certain quarterly periods within 2011 there were shifts toward government-sponsored programs. We could experience additional shifts if economic conditions do not improve or deteriorate further and possibly lower patient volumes. These conditions could also lead to additional increases in the number of unemployed workers and a decline in the number of private employers that offer healthcare insurance coverage to their employees. Employers that do offer healthcare coverage may increase the required contributions from employees to pay for their coverage and increase patient responsibility amounts. As a consequence, the number of patients who participate in government-sponsored programs or are uninsured could increase. Payments received from government-sponsored programs are substantially less than payments received from managed care and other third-party payors. A payor mix shift from managed care and other third-party payors to government payors may result in an increase in our estimated provision for contractual adjustments and uncollectibles and a corresponding decrease in our net patient service revenue. Further increases in the government component of our payor mix at the expense of other third-party payors could result in a significant reduction in our average reimbursement rates.

State budgetary constraints could have an adverse effect on our reimbursement from Medicaid programs.

As a result of unfavorable economic conditions, many states are continuing to collect less revenue than they did in prior years and as a consequence are facing significant budget shortfalls and underfunded pension and other obligations. In the recent past, the federal government provided temporary funds to assist states with Medicaid programs but this assistance expired in June 2011 with no plan to provide additional relief. Financial conditions in the states where the Company does business could lead to reduced or delayed funding for Medicaid programs and, in turn, reduced or delayed reimbursement for physician services, which could adversely affect our results of operations, cash flows and financial condition.

The birth rate in the United States has declined and may continue to fall.

Provisional data for 2010 indicates that the births in the United States declined by 3.0% from 2009 which fell by 2.7% from 2008. Although the provisional data is not yet available for 2011, we believe that births may have also declined in 2011. Further declines in births could have an adverse effect on our patient volumes and revenue.

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

In October 2011, the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule under the Healthcare Reform Act that is intended to allow physicians, hospitals and other health care providers to coordinate care for Medicare beneficiaries through Accountable Care Organizations (“ACOs”). ACOs are entities consisting of healthcare providers and suppliers organized to deliver services to Medicare beneficiaries and eligible to receive a share of any cost savings the entity can achieve by delivering services to those beneficiaries at a cost below a set baseline and with sufficient quality of care. We will continue to evaluate the impact of the ACO regulations on our business and operations.

Many of the Healthcare Reform Act’s most significant reforms do not take effect until 2014 and thereafter, and their details will be shaped significantly by implementing regulations that have yet to be proposed. Moreover, enactment of the Healthcare Reform Act has been controversial and has prompted numerous legal challenges to its constitutionality, including cases that are currently set to be heard by the Supreme Court of the United States in its term ending in June 2012, as well as efforts to modify or repeal the law now under consideration in Congress. As a result, we cannot predict with any assurance the ultimate effect of the Healthcare Reform Act on our Company, nor can we provide any assurance that its provisions will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

In addition, Medicare reimbursement rates could be reduced due to formulaic rules. Presently, Medicare pays for all physician services based upon a national fee schedule which contains a list of uniform rates. The payment rates under the fee schedule are determined based on national uniform relative value units for the services provided, a geographic adjustment factor and a conversion factor. The fee schedule is adjusted annually based on a complex formula that is linked in part to the use of services by Medicare beneficiaries and the growth in gross domestic product. Since 2002, this formula has resulted in negative payment updates under the fee schedule that have grown increasingly larger, and Congress has had to take repeated legislative action to reverse scheduled payment reductions, most recently in February 2012, when legislation was enacted to avert a rate reduction and temporarily extend existing Medicare physician payment rates through the end of December 2012. If Congress does not take further action, the Medicare fee schedule will be reduced by approximately 27% effective January 1, 2013. Fee reductions will continue to be scheduled annually and will grow to approximately 40% in cumulative reductions by 2016 unless Congress takes action in the future to modify or reform the mechanism by which payment rates are updated. If no action is taken, reductions in the fee schedule could have a material adverse effect on our financial condition, results of operations, cash flows and the trading price of our common stock.

We may become subject to billing investigations by federal and state government authorities.

State and federal statutes impose substantial penalties, including civil and criminal fines, exclusion from participation in government healthcare programs and imprisonment, on entities or individuals (including any individual corporate officers or physicians deemed responsible) that fraudulently or wrongfully bill governmental or other third-party payors for healthcare services. In September 2011, CMS issued a final rule requiring states to implement a Medicaid Recovery Audit Contractor (“RAC”) program effective January 1, 2012. States are required to contract with one or more eligible Medicaid RACs to review Medicaid claims for any overpayments or underpayments, and to recoup overpayments from providers on behalf of the state. In addition, federal laws, along with a growing number of state laws, allow a private person to bring a civil action in the name of the government for false billing violations. See Item 1. Business—“Government Regulation—Fraud and Abuse Provisions.” We believe that audits, inquiries and investigations from government agencies will occur from time to time in the ordinary course of our business, which could result in substantial defense costs to us and a diversion of management’s time and attention. We cannot predict whether any future audits, inquiries or investigations, or the public disclosure of such matters, would have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock. See Item 1. Business—“Government Investigations.”

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

•	Acquisitions of practices could entail financial and operating risks not fully anticipated. Such acquisitions could divert management’s attention and our resources.

•

An acquisition could be subject to a challenge under the antitrust laws either before or after it is consummated. Such a challenge could involve substantial legal costs and divert management’s attention and resources and could result in us having to abandon the transaction or make a divestiture.

We may not be able to maintain effective and efficient information systems or properly safeguard our information systems.

Our operations are dependent on uninterrupted performance of our information systems. Failure to maintain reliable information systems, disruptions in our existing information systems or the implementation of new systems could cause disruptions in our business operations, including errors and delays in billings and collections, difficulty satisfying requirements under hospital contracts, disputes with patients and payors, violations of patient privacy and confidentiality requirements and other regulatory requirements, increased administrative expenses and other adverse consequences.

In addition, information security risks have generally increased in recent years because of new technologies and the increased activities of perpetrators of cyber attacks. A failure in or breach of our information systems as a result of cyber attacks could also disrupt our business, result in the release or misuse of confidential or proprietary information, damage our reputation, and increase our administrative expenses. Although we believe that we have robust information security procedures and other safeguards in place, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures or to investigate and remediate any information security vulnerabilities. Any of these disruptions or breaches of security could have a material adverse effect on our business, financial condition and results of operations.

Our employees and business partners may not appropriately secure and protect confidential information in their possession.

Each of our employees and business partners is responsible for the security of the information in our systems and to ensure that private and financial information is kept confidential. Should an employee or business partner not follow appropriate security measures, including those related to cyber threats or attacks, it may result in the release of private or confidential financial information. The release of such information could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We have established reserves for losses and related expenses that represent estimates involving actuarial projections, at a given point in time, of our expectations of the ultimate resolution and administration of costs of losses incurred with respect to professional liability risks for the amount of risk retained by us. Insurance reserves are inherently subject to uncertainty. Our reserve estimates are based on actuarial valuations using historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions. The estimates of projected ultimate losses are developed at least annually. Our reserves could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating reserves, the complexity of the claims and wide range of potential outcomes often hamper timely adjustments to the assumptions used in these estimates. Actual losses and related expenses may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. If our estimated reserves are determined to be inadequate, we will be required to increase reserves at the time the deficiency is determined. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Application of Critical Accounting Policies and Estimates—Professional Liability Coverage.”

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

We have experienced significant growth in our business and number of our employees and affiliated physicians in recent years which places significant demands on our financial, operational and management resources. Continued growth may impair our ability to provide our services efficiently and to manage our employees adequately. While we are taking steps to manage our growth, our future results of operations could be materially adversely affected if we are unable to do so effectively.

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

In addition, adverse economic conditions could affect the timeliness and amounts received from our third-party and government payors which would impact our short-term liquidity needs.

Hospitals may terminate their agreements with us, our physicians may lose the ability to provide services in hospitals or administrative fees paid to us by hospitals may be reduced.

Our net patient service revenue is derived primarily from fee-for-service billings for patient care provided within hospital units by our affiliated physicians and from administrative fees paid to us by hospitals. See Item 1. Business—“Relationships with Our Partners—Hospitals.” Our hospital partners may cancel or not renew their contracts with us, reduce or eliminate our administrative fees in the future, or refuse to pay us our administrative fees if we fail to honor the terms of our agreement. Adverse economic conditions could influence future actions of our hospital partners. To the extent that our arrangements with our hospital partners are canceled, or are not renewed or replaced with other arrangements having at least as favorable terms, our business, financial condition and results of operations could be adversely affected. In addition, to the extent our affiliated physicians lose their privileges in hospitals or hospitals enter into arrangements with other physicians, our business, financial condition, results of operations and cash flows could be materially adversely affected.

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

A majority of our net patient service revenue in 2011 was generated by our operations in five states. In particular, Texas accounted for approximately 21% of our net patient service revenue in 2011. See Item 1. Business—“Geographic Coverage.” Adverse changes or conditions affecting these particular states, such as healthcare reforms, changes in laws and regulations, reduced Medicaid reimbursements and government investigations, economic conditions and natural disasters may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our corporate office building, which we own, is located in Sunrise, Florida and contains 80,000 square feet of office space. We own an additional office building covering an additional 180,000 square feet for other administrative functions in Sunrise, Florida. We also lease space in hospitals and other facilities for our business and medical offices, and other needs, for which we had an aggregate annual rent of approximately $20.8 million in 2011. See Note 15 to the Consolidated Financial Statements in this Form 10-K, which is incorporated herein by reference. We believe that our facilities and the equipment used in our business are in good condition, in all material respects, and sufficient for our present needs.

ITEM 3.	LEGAL PROCEEDINGS

The information required by this Item is included in and incorporated herein by reference to Item 1. Business of this Form 10-K under “Government Investigations” and “Other Legal Proceedings.”

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “MD.” The high and low sales prices for a share of our common stock for each quarter during our last two fiscal years are set forth below:

	High	Low
2011
First Quarter	$70.17	$58.96
Second Quarter	75.47	65.49
Third Quarter	74.70	58.48
Fourth Quarter	72.58	59.85

2010
First Quarter	$61.60	$50.15
Second Quarter	61.27	53.67
Third Quarter	55.67	44.83
Fourth Quarter	69.38	52.23

As of February 23, 2012, we had 254 holders of record of our common stock, and the closing sales price on that date for our common stock was $74.30 per share. We believe that the number of beneficial owners of our common stock is greater than the number of record holders because a significant number of shares of our common stock is held through brokerage firms in “street name.”

Dividend Policy

We did not declare or pay any cash dividends on our common stock in 2011 or 2010, nor do we currently intend to declare or pay any cash dividends in the future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, results of operations, capital requirements, our general financial condition, general business conditions and contractual restrictions on payment of dividends, if any, as well as such other factors as our Board of Directors may deem relevant. Our revolving line of credit restricts our ability to declare and pay cash dividends. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Liquidity and Capital Resources.”

Performance Graph

The following graph compares the cumulative total shareholder return on $100 invested on December 31, 2006 in our common stock against the cumulative total return of the S&P 500 Index, S&P 600 Health Care Index, and the NYSE Composite Index. The returns are calculated assuming reinvestment of dividends. The graph covers the period from December 31, 2006 through December 31, 2011. The stock price performance included in the graph is not necessarily indicative of future stock price performance.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

	Base Period	Years Ending
Company/Index	2006	2007	2008	2009	2010	2011
MEDNAX, Inc.	$100.00	$139.37	$64.83	$122.92	$137.61	$147.26
S&P 500 Index	$100.00	$105.49	$66.46	$84.05	$96.71	$98.76
S&P 600 Health Care	$100.00	$118.96	$85.32	$104.58	$128.13	$145.74
NYSE Composite Index	$100.00	$106.58	$63.00	$78.62	$87.15	$81.81

Issuer Purchases of Equity Securities

During the three months ended December 31, 2011, we did not repurchase any shares of our securities.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2011, we did not sell any unregistered shares of our securities.

Equity Compensation Plans

Information regarding equity compensation plans is set forth in Item 12 of this Form 10-K and is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following table includes selected consolidated financial data set forth as of and for each of the five years in the period ended December 31, 2011. The balance sheet data at December 31, 2011 and 2010, and the income statement data for the years ended December 31, 2011, 2010 and 2009, have been derived from the Consolidated Financial Statements included in this Form 10-K. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and the related notes included in Items 7 and 8, respectively, of this Form 10-K (in thousands, except per share and other operating data).

	Years Ended December 31,
	2011	2010	2009	2008	2007
Consolidated Income Statement Data:
Net patient service revenue (1)	$1,588,248	$1,401,559	$1,288,264	$1,068,277	$917,644

Operating expenses:
Practice salaries and benefits	970,396	854,920	783,493	643,445	533,306
Practice supplies and other operating expenses	66,815	57,511	52,232	44,767	34,078
General and administrative expenses	170,356	154,267	147,162	124,965	119,766
Depreciation and amortization	25,292	21,950	16,448	13,071	9,594

Total operating expenses	1,232,859	1,088,648	999,335	826,248	696,744

Income from operations	355,389	312,911	288,929	242,029	220,900
Investment income	1,495	1,434	1,682	2,982	6,855
Interest expense	(3,639)	(3,193)	(2,911)	(3,593)	(749)

Income from continuing operations before income taxes	353,245	311,152	287,700	241,418	227,006
Income tax provision	135,248	108,461	111,896	94,736	86,987

Income from continuing operations	217,997	202,691	175,804	146,682	140,019
Income from discontinued operations, net of income taxes (2)	—	—	—	22,519	2,703

Net income	$217,997	$202,691	$175,804	$169,201	$142,722

Per Common and Common Equivalent Share Data:
Income from continuing operations:
Basic	$4.57	$4.35	$3.86	$3.18	$2.89

Diluted	$4.47	$4.26	$3.78	$3.11	$2.81

Income from discontinued operations:
Basic	$—	$—	$—	$0.49	$0.06

Diluted	$—	$—	$—	$0.48	$0.05

Net income per common share:
Basic	$4.57	$4.35	$3.86	$3.67	$2.95

Diluted	$4.47	$4.26	$3.78	$3.59	$2.86

Weighted average shares:
Basic	47,706	46,630	45,573	46,121	48,458

Diluted	48,796	47,570	46,471	47,161	49,904

	Years Ended December 31,
	2011	2010	2009	2008	2007
Other Operating Data:
Number of physicians at end of year	1,839	1,675	1,484	1,274	1,072
Number of births	745,929	736,191	744,202	730,049	707,274
NICU admissions	97,101	93,310	90,567	86,865	85,059
NICU patient days	1,754,401	1,710,904	1,658,845	1,566,485	1,556,093

Consolidated Balance Sheet Data:
Cash and cash equivalents	$18,596	$26,251	$26,503	$14,346	$102,843
Working capital (3)	82,972	74,948	43,832	51,587	167,562
Total assets	2,272,648	2,037,646	1,689,350	1,496,874	1,302,802
Total liabilities	541,632	590,192	499,252	531,736	343,750
Borrowings under line of credit	29,000	146,500	50,000	139,500	—
Capital lease obligations, including current maturities	470	181	443	614	924
Shareholders’ equity	1,731,016	1,447,454	1,190,098	965,138	959,052

(1)	We add new physician practices each year as a result of acquisitions. The increase in net patient service revenue related to acquisitions was approximately $140.1 million, $96.6 million, $169.5 million, $122.8 million, and $42.2 million for the years ended December 31, 2011, 2010, 2009, 2008, and 2007, respectively.
(2)	In 2008, we completed the sale of our newborn metabolic screening laboratory business in a cash transaction for $68.3 million and recorded a gain on the sale, net of income taxes, of $22.0 million. The results of operations related to the laboratory business have been reported separately as income from discontinued operations, net of income taxes, for the years ended December 31, 2008 and earlier.
(3)	Reclassifications have been made to the financial statements for the years ended December 31, 2010 and earlier to conform with the current year presentation. Specifically, we reclassified the long-term portion of our professional liabilities of $99.8 million, $97.9 million, $83.8 million and $68.3 million for the years ended December 31, 2010, 2009, 2008 and 2007, respectively, from accounts payable and accrued expenses to long-term professional liabilities. This represents the long-term portions that were previously reported as current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

MEDNAX is a leading provider of physician services including newborn, maternal-fetal, other pediatric subspecialties, and anesthesia care. At December 31, 2011, our national network was composed of 1,839 affiliated physicians, including 996 physicians who provide neonatal clinical care in 34 states and Puerto Rico, primarily within hospital-based neonatal intensive care units, to babies born prematurely or with medical complications. We have 190 affiliated physicians who provide maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network includes other pediatric subspecialists, including 108 physicians providing pediatric cardiology care, 85 physicians providing pediatric intensive care, 43 physicians providing hospital-based pediatric care and six physicians providing pediatric surgical care. In addition, we have 411 physicians who provide anesthesia care to patients in connection with surgical and other procedures as well as pain management.

During the year ended December 31, 2011, we continued our expansion into anesthesia care with the acquisition of three established practices, bringing the number of anesthesia groups acquired since 2007 to nine. We also continued to focus on the integration of previously acquired practices and the ongoing development of the infrastructure to support those practices. Our national network of physicians and clinical professionals now includes 411 anesthesiologists and 536 advanced practice anesthetists who provide services in nine metropolitan areas. We continue to believe that there are additional opportunities to apply our administrative expertise in this practice area, and we intend to pursue the acquisition of additional anesthesia practices in 2012.

In total, we completed the acquisition of 10 physician group practices during the year ended December 31, 2011. These acquisitions consisted of three maternal-fetal medicine practices, three anesthesiology practices, one neonatal practice, one pediatric cardiology practice and two other pediatric subspecialty practices. Based on our experience, we expect that we can improve the results of these practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based upon the significant infrastructure that we have developed.

We have an unsecured $500 million revolving credit facility (“Line of Credit”) that matures in 2016. The Line of Credit provides a funding source for future acquisitions, as well as other corporate purposes. The Line of Credit is guaranteed by substantially all of our subsidiaries and affiliated professional contractors and includes a $50 million sub-facility for the issuance of letters of credit and a $25 million sub-facility for swingline loans. In addition, the Line of Credit may be increased to $570 million subject to the satisfaction of specified conditions.

The United States is continuing to be affected by unfavorable economic conditions, and the number of unemployed workers remains significant. Although during the year ended December 31, 2011, the percentage of patient services being reimbursed under government-sponsored healthcare programs remained relatively stable as compared to the year ended December 31, 2010, in certain quarterly periods within 2011 there were shifts toward government-sponsored programs. If economic conditions do not improve or deteriorate further, there could be additional shifts toward government-sponsored programs and patient volumes could decline. Payments received from government-sponsored programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, many states are continuing to experience lower than anticipated revenue and are facing significant budget shortfalls. These shortfalls could lead to reduced or delayed funding for state Medicaid programs and, in turn, reduced or delayed reimbursement for physician services. See Item 1A, Risk Factors, in this Form 10-K for additional discussion on the general economic conditions in the United States and recent developments in the healthcare industry that could affect our business.

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

Many of the Healthcare Reform Act’s most significant reforms do not take effect until 2014 and thereafter, and their details will be shaped significantly by implementing regulations that have yet to be proposed. Moreover, enactment of the Healthcare Reform Act has been controversial and has prompted numerous legal challenges to its constitutionality, including cases that are currently set to be heard by the Supreme Court of the United States in its term ending in June 2012, as well as efforts to modify or repeal the law now under consideration in Congress. As a result, we cannot predict with any assurance the ultimate effect of the Healthcare Reform Act on our Company, nor can we provide any assurance that its provisions will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Geographic Coverage

During 2011, 2010 and 2009, approximately 58%, 55% and 56%, respectively, of our net patient service revenue was generated by operations in our five largest states. During 2011 and 2010, our five largest states consisted of Texas, North Carolina, Florida, Georgia, and Washington. During 2009, our five largest states consisted of Texas, Georgia, Florida, North Carolina and Virginia. During 2011, 2010 and 2009, our operations in Texas accounted for approximately 21%, 22% and 24%, respectively, of our net patient service revenue.

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

The following is a summary of our payor mix, expressed as a percentage of net patient service revenue, exclusive of administrative fees, for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
Contracted managed care	68%	67%	66%
Government	25%	25%	26%
Other third-parties	6%	7%	7%
Private-pay patients	1%	1%	1%

	100%	100%	100%

The payor mix shown in the table above is not necessarily representative of the amount of services provided to patients covered under these plans. For example, the gross amount billed to patients covered under government programs for the years ended December 31, 2011, 2010 and 2009 represented approximately 54%, 54% and 53%, respectively, of our total gross patient service revenue. These percentages of gross revenue and the percentages of net revenue provided in the table above include the payor mix impact of acquisitions completed through December 31, 2011. On a same-unit basis, however, the gross amount billed to patients covered under government programs for the years ended December 31, 2011, 2010 and 2009 represented approximately 55%, 55% and 53%, respectively, of our total gross patient service revenue. Same units are those units at which we provided services for the entire current period and the entire comparable period.

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

We have significant fixed operating costs, including physician compensation, and, as a result, are highly dependent on patient volume and capacity utilization of our affiliated professional contractors to sustain profitability. Additionally, quarterly results may be affected by the timing of acquisitions and fluctuations in patient volume. As a result, the operating results for any quarter are not necessarily indicative of results for any future period or for the full year. Our unaudited quarterly results are presented in further detail in Note 16 to the Consolidated Financial Statements in this Form 10-K.

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

Revenue Recognition

We recognize patient service revenue at the time services are provided by our affiliated physicians. Almost all of our patient service revenue is reimbursed by government-sponsored healthcare programs and third-party insurance payors. Payments for services rendered to our patients are generally less than billed charges. We monitor our revenue and receivables from these sources and record an estimated contractual allowance to properly account for the anticipated differences between billed and reimbursed amounts. Accordingly, patient service revenue is presented net of an estimated provision for contractual adjustments and uncollectibles. Management estimates allowances for contractual adjustments and uncollectibles on accounts receivable based upon historical experience and other factors, including days sales outstanding (“DSO”) for accounts receivable, evaluation of expected adjustments and delinquency rates, past adjustments and collection experience in relation to amounts billed, an aging of accounts receivable, current contract and reimbursement terms, changes in payor mix and other relevant information. Contractual adjustments result from the difference between the physician rates for services performed and the reimbursements by government-sponsored healthcare programs and insurance companies for such services. The evaluation of these historical and other factors involves complex, subjective judgments. On a routine basis, we compare our cash collections to recorded net patient service revenue and evaluate our historical allowance for contractual adjustments and uncollectibles based upon the ultimate resolution of the accounts receivable balance. These procedures are completed regularly in order to monitor our process of establishing appropriate reserves for contractual adjustments. We have not recorded any material adjustments to prior period contractual adjustments and uncollectibles in the years ended December 31, 2011, 2010 or 2009.

DSO is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Any significant change in our DSO results in additional analyses of outstanding accounts receivable and the associated reserves. We calculate our DSO using a three-month rolling average of net patient service revenue. Our net patient service revenue, net income and operating cash flows may be materially and adversely affected if actual adjustments and uncollectibles exceed management’s estimated provisions as a result of changes in these factors. As of December 31, 2011, our DSO was 52.3 days. We had approximately $806.4 million in gross accounts receivable outstanding at December 31, 2011, and considering this outstanding balance, based on our historical experience, a reasonably likely change of 0.5% to 1.5% in our estimated collection rate would result in an impact to net patient service revenue of approximately $4.0 million to $12.1 million. The impact of this change does not include adjustments that may be required as a result of audits, inquiries and investigations from government authorities and agencies and other third-party payors that occur in the ordinary course of business. See Note 15 to our Consolidated Financial Statements in this Form 10-K.

Professional Liability Coverage

We maintain professional liability insurance policies with third-party insurers on a claims-made basis, subject to self-insured retention, exclusions and other restrictions. Our self-insured retention under our professional liability insurance program is maintained primarily through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Liabilities for claims incurred but not reported are not discounted. The average lag period from the date a claim is reported to the date it reaches final settlement is approximately four years, although the facts and circumstances of individual claims could result in lag periods that vary from this average. Our actuarial assumptions incorporate multiple complex methodologies to determine the best liability estimate for claims incurred but not reported and the future development of known claims, including methodologies that focus on industry trends, paid loss development, reported loss development and industry-based expected pure premiums. The most significant assumptions used in the estimation process include the use of loss development factors to determine the future emergence of claim liabilities, the use of frequency and trend factors to estimate the impact of economic, judicial and social changes affecting claim costs, and assumptions regarding legal and other costs associated with the ultimate settlement of claims. The key assumptions used in our actuarial valuations are subject to constant adjustments as a result of changes in our actual loss history and the movement of projected emergence patterns as claims develop. We evaluate the need for professional liability insurance reserves in excess of amounts estimated in our actuarial valuations on a routine basis, and as of December 31, 2011, based on our historical experience, a reasonably likely change of 4.0% to 8.0% in our estimates would result in an increase or decrease to net income of approximately $1.7 million to $3.3 million. However, because many factors can affect historical and future loss patterns, the determination of an appropriate professional liability reserve involves complex, subjective judgment, and actual results may vary significantly from estimates.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain information related to our operations expressed as a percentage of our net patient service revenue (patient billings net of contractual adjustments and uncollectibles, and including administrative fees):

	Years Ended December 31,
	2011	2010	2009
Net patient service revenue	100.0%	100.0%	100.0%

Operating expenses:
Practice salaries and benefits	61.1	61.0	60.8
Practice supplies and other operating expenses	4.2	4.1	4.1
General and administrative expenses	10.7	11.0	11.4
Depreciation and amortization	1.6	1.6	1.3

Total operating expenses	77.6	77.7	77.6

Income from operations	22.4	22.3	22.4
Other (expense) income, net	(.2)	(.1)	(.1)

Income from continuing operations before income taxes	22.2	22.2	22.3
Income tax provision	8.5	7.7	8.7

Net income	13.7%	14.5%	13.6%

Year Ended December 31, 2011 as Compared to Year Ended December 31, 2010

Our net patient service revenue increased $186.7 million, or 13.3%, to $1.59 billion for the year ended December 31, 2011, as compared to $1.40 billion for 2010. Of this $186.7 million increase, $140.1 million, or 75.0%, was attributable to revenue generated from acquisitions completed after December 31, 2009. Same-unit net patient service revenue increased $46.6 million, or 3.5%, for the year ended December 31, 2011. The change in same-unit net patient service revenue was the result of a net increase in revenue of approximately $32.7 million, or 2.5%, related to net reimbursement-related factors and an increase of $13.9 million, or 1.0%, from higher overall patient service volumes across our specialties. The net increase in revenue of $32.7 million related to reimbursement-related factors was primarily due to continued improvements in managed care contracting, an increase in the administrative fees received from our hospital partners due to the expansion of our services resulting from internal growth and the flow through of revenue from modest price increases. The increase in revenue of $13.9 million from higher patient service volumes includes an increase of $9.8 million from volume growth in our anesthesiology and pediatric cardiology services and an increase of $4.2 million in neonatal and other services, including hearing screens and newborn nursery services. Volume in our maternal-fetal medicine services was essentially flat. Same units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased by $115.5 million, or 13.5%, to $970.4 million for the year ended December 31, 2011, as compared to $854.9 million for 2010. This $115.5 million increase was primarily attributable to increased costs associated with new physicians and other staff to support acquisition-related growth and growth at existing units, of which $83.2 million was related to salaries and $32.3 million was related to benefits and incentive compensation.

Practice supplies and other operating expenses increased $9.3 million, or 16.2%, to $66.8 million for the year ended December 31, 2011, as compared to $57.5 million for 2010. The increase was attributable to practice supplies and other costs of $4.5 million related to hospital-based, hearing screen program and anesthesiology acquisitions and rent, medical supplies and other costs of $1.4 million related to our office-based acquisitions. In addition, practice supplies and other costs increased by $3.4 million at our existing units.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $16.1 million, or 10.4%, to $170.4 million for the year ended December 31, 2011, as compared to $154.3 million for 2010. This increase of $16.1 million is attributable to the overall growth of the Company, of which $5.9 million was attributable to acquisition-related growth. General and administrative expenses as a percentage of net patient service revenue decreased to 10.7% for the year ended December 31, 2011 from 11.0% for the year ended December 31, 2010 and continue to grow at a rate slower than the rate of revenue growth.

Depreciation and amortization expense increased by $3.3 million, or 15.2%, to $25.3 million for the year ended December 31, 2011, as compared to $22.0 million for 2010. Depreciation expense for the year ended December 31, 2011 includes a $4.5 million increase attributable to the amortization of intangible assets related to acquisitions and the depreciation of fixed asset additions. Depreciation and amortization expense for the year ended December 31, 2010 included accelerated amortization of approximately $1.2 million related to the termination of a hospital contract associated with a prior acquisition.

Income from operations increased $42.5 million, or 13.6%, to $355.4 million for the year ended December 31, 2011, as compared to $312.9 million for 2010. Our operating margin was 22.4% for the year ended December 31, 2011, as compared to 22.3% for 2010.

We recorded net interest expense of $2.1 million for the year ended December 31, 2011, as compared to $1.8 million for 2010. The increase in net interest expense was primarily due to market value declines in the investments underlying our deferred compensation arrangements, an increase in fees related to our $500 million revolving credit facility (“Line of Credit”) and accretion related to our contingent consideration liabilities, partially offset by a decrease in interest expense due to a lower effective interest rate on borrowings under our Line of Credit. Interest expense related to our Line of Credit for the years ended December 31, 2011 and 2010 consisted primarily of interest charges, commitment fees and amortized debt costs.

Our effective income tax rate was 38.3% for the year ended December 31, 2011, as compared to 34.9% for 2010. Our effective income tax rate for 2010 reflects a $10.9 million reduction in our income tax provision during the third quarter of 2010 resulting from the resolution of certain matters that were under review with taxing authorities. Excluding the favorable impact of the tax matters resolution, our effective income tax rate was 38.4% for the year ended December 31, 2010. We believe that excluding the favorable impact from the tax matters resolution provides a more meaningful comparison of our effective income tax rate.

Net income increased by 7.6% to $218.0 million for the year ended December 31, 2011, as compared to $202.7 million for 2010. Our net income for 2010 includes a $10.9 million increase related to a reduction in our income tax provision resulting from the resolution of certain matters that were under review with taxing authorities. Excluding the favorable impact of the tax matters resolution, our net income of $218.0 million for the year ended December 31, 2011 increased by 13.7% as compared to $191.8 for the year ended December 31, 2010. We believe that excluding the favorable impact from the tax matters resolution provides a more meaningful comparison of our net income.

Diluted net income per common and common equivalent share was $4.47 on weighted average shares outstanding of 48.8 million for the year ended December 31, 2011, as compared to $4.26 on weighted average shares outstanding of 47.6 million for 2010. Diluted net income per common and common equivalent share for

2010 reflects a $10.9 million reduction in our income tax provision, or $0.23 per common and common equivalent share, resulting from the resolution of certain matters that were under review with taxing authorities. Excluding the favorable impact of the tax matters resolution, our diluted net income per common and common equivalent share was $4.03 for the year ended December 31, 2010. We believe that excluding the favorable impact from the tax matters resolution provides a more meaningful comparison of our diluted net income per common and common equivalent share. The increase of 1.2 million in our weighted average shares outstanding during 2011 is primarily due to the exercise of employee stock options, the vesting of restricted stock and the issuance of shares under our employee stock purchase plan (“Stock Purchase Plan.”)

Year Ended December 31, 2010 as Compared to Year Ended December 31, 2009

Our net patient service revenue increased $113.3 million, or 8.8%, to $1.40 billion for the year ended December 31, 2010, as compared to $1.29 billion for the same period in 2009. Of this $113.3 million increase, $96.6 million, or 85.3%, was attributable to revenue generated from acquisitions completed after December 31, 2008. Same-unit net patient service revenue increased $16.7 million, or 1.3%, for the year ended December 31, 2010. The change in same-unit net patient service revenue was the net result of increased revenue of approximately $14.1 million, or 1.1%, related to net reimbursement-related factors and an increase of $2.6 million, or 0.2%, from higher overall patient service volumes across our specialties. The increase in revenue of $14.1 million related to net reimbursement-related factors was primarily due to improved managed care contracting and the flow through of revenue from modest price increases, partially offset by a decrease in revenue caused by an increase in the percentage of our patients insured under government-sponsored programs. Payments received from government-sponsored programs are substantially less than payments received from commercial insurance payors for equivalent services. The net increase in revenue of $2.6 million from higher patient service volumes includes an increase of $5.8 million from volume growth in our pediatric cardiology and anesthesiology services, partially offset by a decrease of $3.2 million from volume declines in maternal-fetal, neonatal and other services, including hearing screens and newborn nursery services. Same units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased by $71.4 million, or 9.1%, to $854.9 million for the year ended December 31, 2010, as compared to $783.5 million for 2009. This $71.4 million increase was primarily attributable to increased costs associated with new physicians and other staff to support acquisition-related growth and growth at existing units, of which $71.6 million was related to salaries and a net decrease of $0.2 million was related to benefits and incentive compensation. The net decrease of $0.2 million related to benefits and incentive compensation reflects decreases of $8.3 million in professional liability costs related to favorable claims experience and incentive compensation based on physician-practice operational results.

Practice supplies and other operating expenses increased $5.3 million, or 10.1%, to $57.5 million for the year ended December 31, 2010, as compared to $52.2 million for 2009. The increase was attributable to practice supplies and other costs of $2.7 million related to hospital-based, hearing screen program and anesthesiology acquisitions. In addition, rent, medical supplies and other costs increased by $1.5 million related to our office-based acquisitions, and practice supplies and other costs increased by $1.1 million at our existing units.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $7.1 million, or 4.8%, to $154.3 million for the year ended December 31, 2010, as compared to $147.2 million for 2009. This increase of $7.1 million is attributable to the overall growth of the Company, of which $3.3 million was attributable to acquisition-related growth. General and administrative expenses for the year ended December 31, 2010 reflects a decrease in incentive compensation based on physician-practice operational results. General and administrative expenses as a percentage of net patient service revenue decreased to 11.0% for the year ended December 31, 2010 from 11.4% for the year ended December 31, 2009 reflecting a growth rate slower than the rate of revenue growth.

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

Income from operations increased $24.0 million, or 8.3%, to $312.9 million for the year ended December 31, 2010, as compared to $288.9 million for 2009. Our operating margin was 22.3% for the year ended December 31, 2010, as compared to 22.4% for 2009.

We recorded net interest expense of $1.8 million for the year ended December 31, 2010, as compared to $1.2 million for 2009. The increase in net interest expense was primarily due to accretion related to our contingent consideration liabilities combined with a lower rate of return on our investments, partially offset by a decrease in interest expense due to lower average borrowings under our Line of Credit. Interest expense related to our Line of Credit for the years ended December 31, 2010 and 2009 consisted primarily of interest charges, commitment fees and amortized debt costs.

Our effective income tax rate was 34.9% for the year ended December 31, 2010, as compared to 38.9% for 2009. The net decrease in our effective income tax rate is primarily related to a $10.9 million reduction in our income tax provision during the third quarter of 2010 resulting from the resolution of certain matters that were under review with taxing authorities. Excluding the favorable impact of the tax matters resolution, our effective income tax rate was 38.4% for the year ended December 31, 2010. We believe that excluding the favorable impact from the tax matters resolution provides a more meaningful comparison of our effective income tax rate.

Net income increased by 15.3% to $202.7 million for the year ended December 31, 2010, as compared to $175.8 million for 2009. Our net income for 2010 includes a $10.9 million increase related to a reduction in our income tax provision resulting from the resolution of certain matters that were under review with taxing authorities. Excluding the favorable impact of the tax matters resolution, our net income of $191.8 million for the year ended December 31, 2010 increased by 9.1% as compared to $175.8 for the year ended December 31, 2009. We believe that excluding the favorable impact from the tax matters resolution provides a more meaningful comparison of our net income.

Diluted net income per common and common equivalent share was $4.26 on weighted average shares outstanding of 47.6 million for the year ended December 31, 2010, as compared to $3.78 on weighted average shares outstanding of 46.5 million for 2009. Diluted net income per common and common equivalent share for 2010 reflects a $10.9 million reduction in our income tax provision, or $0.23 per common and common equivalent share, resulting from the resolution of certain matters that were under review with taxing authorities. Excluding the favorable impact of the tax matters resolution, our diluted net income per common and common equivalent share was $4.03 for the year ended December 31, 2010. We believe that excluding the favorable impact from the tax matters resolution provides a more meaningful comparison of our diluted net income per common and common equivalent share. The increase of 1.1 million in our weighted average shares outstanding is primarily due to the exercise of employee stock options, the vesting of restricted stock and the issuance of shares under our Stock Purchase Plan during 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, we had $18.6 million of cash and cash equivalents on hand as compared to $26.3 million at December 31, 2010. Additionally, we had working capital of $83.0 million at December 31, 2011, an increase of $8.1 million from our working capital of $74.9 million at December 31, 2010. This net increase in our working capital is primarily due to year-to-date net income and proceeds from the issuance of common stock under our stock incentive and stock purchase plans, offset by the use of funds for physician practice acquisition payments, payments on our Line of Credit and capital expenditures.

We generated cash flow from operating activities of $271.0 million, $240.6 million and $241.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. The net increase in cash flow provided from operating activities for the year ended December 31, 2011, as compared to the year ended December 31, 2010, was primarily due to: (i) a net increase in cash flow from operations related to changes in the components of our accounts payable and accrued expenses, consisting primarily of changes in our accrued incentive compensation liability and changes in the current portion of our reserves for uncertain tax positions; and (ii) improved operating results; partially offset by (iii) a reduction in cash flow related to higher accounts receivable balances; and (iv) a net decrease in cash flow related to changes in our income tax liabilities, resulting primarily from higher estimated tax payments.

Cash flow provided from operating activities for the year ended December 31, 2010 was affected by: (i) a net decrease in cash flow from operations related to changes in the components of our accounts payable and accrued expenses; and (ii) a reduction in cash flow from operations related to higher accounts receivable balances; partially offset by (iii) a net improvement in cash flow related to changes in our income tax liabilities, primarily due to the timing of our estimated quarterly tax payments; and (iv) improved operating results. Cash flow provided from operating activities for the year ended December 31, 2009 was affected by: (i) improved year-over-year operating results; and (ii) an improvement in cash flow from operations related to accounts receivable; partially offset by (iii) working capital component changes related to accounts payable and accrued expenses; and (iv) an increase in income tax payments.

During the year ended December 31, 2011, accounts receivable increased by $49.0 million, as compared to an increase of $17.0 million for 2010. The net increase in accounts receivable for the year ended December 31, 2011 is primarily due to an increase in net patient service revenue related to acquisitions completed during 2011, the timing of cash collections related to the integration of certain acquired practices and short-term impacts associated with a payment system change by one of the states from which we receive payments.

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

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO was 52.3 days at December 31, 2011 as compared to 45.3 days at December 31, 2010. The increase in DSO for the year ended December 31, 2011 is primarily due to an increase in net patient service revenue related to acquisitions completed during 2011, the timing of cash collections related to the integration of certain acquired practices on to our internal billing systems and short-term impacts associated with a payment system change by one of the states from which we receive payments. See Application of Critical Accounting Policies and Estimates—Revenue Recognition for more information on our DSO.

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

During the year ended December 31, 2011, cash provided by operating activities related to accounts payable and accrued expenses was $21.5 million, compared to cash used of $38.9 million in 2010. The net increase in cash provided of $60.4 million related to accounts payable and accrued expenses activities is primarily due to (i) a decrease in our annual payments due under our performance-based incentive compensation program of which a majority is paid in the first quarter of each year, (ii) an increase in our accruals for performance-based incentive compensation during the year ended December 31, 2011 and (iii) a change in reserves for uncertain tax positions, on a comparative basis, primarily due to a decrease that was recorded during the year ended December 31, 2010 as a result of the resolution of certain tax matters that were under review with taxing authorities.

During the year ended December 31, 2011, our net cash used in investing activities of $190.6 million included physician practice acquisition payments and contingent consideration payments of $154.9 million, capital expenditures of $31.3 million, and net purchases of $4.4 million related to the purchase and maturity of investments. Our acquisition payments were primarily related to the purchase of 10 physician practices, including three maternal-fetal medicine practices, three anesthesiology practices, one neonatology practice, one pediatric cardiology practice and two other pediatric subspecialty practices. Our capital expenditures were $18.5 million for an office building and $12.8 million for medical equipment, computer and office equipment, software, leasehold and other improvements and furniture and fixtures at our office-based practices and our corporate and regional offices. Under the current accounting guidance for business combinations, payments of contingent consideration liabilities related to acquisitions completed prior to January 1, 2009 are presented as cash flows from investing activities. Payments of contingent consideration liabilities related to acquisitions completed after January 1, 2009 are presented as cash flows from financing activities.

During the year ended December 31, 2011, our net cash used in financing activities of $88.1 million consisted primarily of net payments on our Line of Credit of $117.5 million, payments of $6.6 million for contingent consideration liabilities and payments of $2.0 million for the amendment of our Line of Credit, partially offset by proceeds from the exercise of employee stock options and the issuance of common stock under our Stock Purchase Plan of $31.4 million and excess tax benefits related to the vesting of restricted stock and the exercise of employee stock options of $7.0 million. Under the current accounting guidance for business combinations, payments of contingent consideration liabilities related to acquisitions completed after January 1, 2009 are presented as cash flows from financing activities. Payments of contingent consideration liabilities related to acquisitions completed prior to January 1, 2009 are presented as cash flows from investing activities.

In October 2011, we amended and restated our Line of Credit to increase the borrowing capacity thereunder to $500 million from $350 million and to extend the maturity to October 2016.

The Line of Credit, which is guaranteed by substantially all of our subsidiaries and affiliated professional contractors, includes (1) a $50 million sub-facility for the issuance of letters of credit and (2) a $25 million sub-facility for swingline loans. The Line of Credit may be increased up to $570 million, subject to the satisfaction of specified conditions. At our option, borrowings under the Line of Credit (other than swingline loans) bear interest at (1) the alternate base rate (defined as the highest of (i) the Wells Fargo Bank, National Association prime rate, (ii) the Federal Funds Rate plus 1/2 of 1.000% and (iii) one month LIBOR plus 1.000%) or (2) the LIBOR rate, as defined in the Line of Credit, plus an applicable margin rate ranging from 0.125% to 0.500% for alternate base rate borrowings and 1.125% to 1.500% for LIBOR rate borrowings, in each case based on our consolidated leverage ratio. Swingline loans bear interest at the alternate base rate plus the applicable margin rate. We are subject to certain covenants and restrictions specified in the Line of Credit, including covenants that require us to maintain a minimum fixed charge coverage ratio and not to exceed a specified consolidated leverage ratio, to comply with laws, and restrict us from paying dividends and making certain other distributions, as specified therein. Failure to comply with these covenants would constitute an event of default under the Line of Credit, notwithstanding our ability to meet our debt service obligations. The Line of Credit includes various customary remedies for the lenders following an event of default.

At December 31, 2011, we had an outstanding principal balance of $29.0 million on our Line of Credit. We also had outstanding letters of credit associated with our professional liability insurance program of $5.5 million which reduced the amount available on our Line of Credit to $465.5 million at December 31, 2011.

At December 31, 2011, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under the Line of Credit. Based on our current expectations, we believe we will be in compliance with these covenants and other restrictions throughout 2012.

The exercise of employee stock options and the purchase of common stock by employees participating in our Stock Purchase Plan generated cash proceeds of $31.4 million, $22.5 million and $18.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. Because stock option exercises and purchases under these plans are dependent on several factors, including the market price of our common stock, we cannot predict the timing and amount of any future proceeds.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at December 31, 2011 was $122.8 million, of which $13.2 million is classified as a current liability within accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our Line of Credit, will be sufficient to finance our working capital requirements, fund anticipated acquisitions and capital expenditures, and meet our contractual obligations as described below for at least the next 12 months. During 2012, we plan to invest approximately $300 million in acquisitions, one-third of which we expect to invest within our neonatal, maternal-fetal, pediatric cardiology and other pediatric subspecialties and the remainder in the anesthesiology specialty.

CONTRACTUAL OBLIGATIONS

At December 31, 2011, we had certain obligations and commitments under our Line of Credit, capital leases and operating leases totaling approximately $104.3 million as follows (in thousands):

	Payments Due
Obligation	Total	2012	2013 and 2014	2015 and 2016	2017 and Later
Line of Credit (1)	$33,529	$942	$1,885	$30,702	$—
Capital leases	470	143	202	125	—
Operating leases	70,299	19,018	26,777	13,363	11,141

	$104,298	$20,103	$28,864	$44,190	$11,141

(1)	Amounts include interest payments at the applicable rate as of December 31, 2011 and assumes the amount outstanding at December 31, 2011 will be paid on the maturity date.

Certain of our acquisition agreements contain contingent consideration provisions based on volume and other performance measures. Potential payments under these provisions are not contingent upon the future employment of the sellers. The amount of the payments due under these provisions cannot be determined until the specific targets or measures are attained. In some cases, the sellers are eligible for annual payments over a three- to five-year period based on the growth in profitability of the physician practice. As of December 31, 2011, payments of up to $42.9 million may be due through 2016 under all other contingent consideration provisions as follows (in thousands):

2012	$16.4
2013	12.6
2014	7.5
2015	5.4
2016	1.0

$42.9

At December 31, 2011, our total liability for uncertain tax positions was $24.9 million, of which $3.2 is the current portion. The timing and amount of future cash flows for each year beyond 2011 cannot be reasonably estimated. See Note 11 to our Consolidated Financial Statements in this Form 10-K for more information regarding our uncertain tax positions.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2011, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the accounting guidance related to fair value measurements was amended. The amendment requires expanded disclosure about assets and liabilities within Level 3. The new guidance became effective for us on January 1, 2011.

In December 2010, the accounting guidance related to pro forma revenue and earnings disclosure requirements for business combinations was clarified to address diversity in practice. We adopted this guidance prospectively for business combinations occurring on or after January 1, 2011.

In September 2011, the accounting guidance related to goodwill impairment testing was amended to allow a company to first assess qualitative factors to determine whether performing the current two-step process is necessary. Under this option, the calculation of a reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the unit’s carrying amount. The amendment becomes effective on January 1, 2012, with early adoption permitted. The adoption of this guidance will not have an impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Line of Credit is subject to market risk and interest rate changes. Our Line of Credit bears interest at (1) the alternate base rate, which is defined as the highest of (i) the Wells Fargo Bank, National Association prime rate, (ii) the Federal Funds Rate plus 1/2 of 1.000% and (iii) one month LIBOR plus 1.000% or (2) the LIBOR rate, as defined in the Line of Credit, plus, an applicable margin rate ranging from 0.125% to 0.500% for alternate base rate borrowings and 1.125% to 1.500% for LIBOR rate borrowings, in each case based on the Company’s consolidated leverage ratio. The outstanding principal balance on our Line of Credit was $29.0 million at December 31, 2011. Considering the total outstanding balance of $29.0 million, a 1% change in interest rates would result in an impact to income before taxes of approximately $0.3 million per year.

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

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of

MEDNAX, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MEDNAX, Inc. and its subsidiaries (the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these consolidated financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Tampa, Florida

February 29, 2012

MEDNAX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$18,596	$26,251
Short-term investments	4,139	17,381
Accounts receivable, net	230,388	181,395
Prepaid expenses	6,305	5,162
Deferred income taxes	70,314	60,579
Other assets	7,531	5,241

Total current assets	337,273	296,009

Investments	44,991	27,393
Property and equipment, net	60,530	42,774
Goodwill	1,746,762	1,601,319
Other assets, net	83,092	70,151

Total assets	$2,272,648	$2,037,646

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$234,535	$207,937
Current portion of long-term capital lease obligations	143	125
Income taxes payable	19,623	12,999

Total current liabilities	254,301	221,061
Line of credit	29,000	146,500
Long-term capital lease obligations	327	56
Long-term professional liabilities	109,629	99,786
Deferred income taxes	93,831	74,066
Other liabilities	54,544	48,723

Total liabilities	541,632	590,192

Commitments and contingencies

Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 100,000 shares authorized; 48,933 and 47,937 shares issued and outstanding, respectively	489	479
Additional paid-in capital	724,646	659,091
Retained earnings	1,005,881	787,884

Total shareholders’ equity	1,731,016	1,447,454

Total liabilities and shareholders’ equity	$2,272,648	$2,037,646

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for per share data)

	Years Ended December 31,
	2011	2010	2009
Net patient service revenue	$1,588,248	$1,401,559	$1,288,264

Operating expenses:
Practice salaries and benefits	970,396	854,920	783,493
Practice supplies and other operating expenses	66,815	57,511	52,232
General and administrative expenses	170,356	154,267	147,162
Depreciation and amortization	25,292	21,950	16,448

Total operating expenses	1,232,859	1,088,648	999,335

Income from operations	355,389	312,911	288,929
Investment income	1,495	1,434	1,682
Interest expense	(3,639)	(3,193)	(2,911)

Income before income taxes	353,245	311,152	287,700
Income tax provision	135,248	108,461	111,896

Net income	$217,997	$202,691	$175,804

Per common and common equivalent share data:
Net income:
Basic	$4.57	$4.35	$3.86

Diluted	$4.47	$4.26	$3.78

Weighted average shares:
Basic	47,706	46,630	45,573

Diluted	48,796	47,570	46,471

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity

Balance at December 31, 2008	45,642	$456	$555,293	$409,389	$965,138
Net income	—	—	—	175,804	175,804
Common stock issued under employee stock option and stock purchase plans	794	8	17,951	—	17,959
Issuance of restricted stock	553	6	(6)	—	—
Stock-based compensation expense	—	—	24,320	—	24,320
Forfeitures of restricted stock	(26)	—	—	—	—
Excess tax benefit related to employee stock incentive plans	—	—	6,877	—	6,877

Balance at December 31, 2009	46,963	470	604,435	585,193	1,190,098

Net income	—	—	—	202,691	202,691
Common stock issued under employee stock option and stock purchase plan	545	5	22,527	—	22,532
Issuance of restricted stock	437	4	(4)	—	—
Stock-based compensation expense	—	—	25,693	—	25,693
Forfeitures of restricted stock	(8)	—	—	—	—
Excess tax benefit related to employee stock incentive plans	—	—	3,046	—	3,046
Excess tax benefit related to resolution of income tax matters	—	—	3,394	—	3,394

Balance at December 31, 2010	47,937	479	659,091	787,884	1,447,454

Net income	—	—	—	217,997	217,997
Common stock issued under employee stock option and stock purchase plan	671	7	31,355	—	31,362
Issuance of restricted stock	340	3	(3)	—	—
Stock-based compensation expense	—	—	27,092	—	27,092
Forfeitures of restricted stock	(15)	—	—	—	—
Excess tax benefit related to employee stock incentive plans	—	—	7,111	—	7,111

Balance at December 31, 2011	48,933	$489	$724,646	$1,005,881	$1,731,016

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$217,997	$202,691	$175,804
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	25,292	21,950	16,448
Accretion of contingent consideration liabilities	1,083	967	268
Stock-based compensation expense	27,092	25,693	24,320
Deferred income taxes	8,063	24,375	7,447
Changes in assets and liabilities:
Accounts receivable	(48,993)	(16,951)	(2,049)
Prepaid expenses and other assets	(3,433)	3,882	(1,188)
Other assets	3,932	(3,601)	(1,669)
Accounts payable and accrued expenses	21,480	(38,918)	25,421
Income taxes payable	6,704	18,706	(18,884)
Long-term professional liabilities	9,843	1,915	14,060
Other liabilities	1,959	(151)	1,396

Net cash provided from operating activities	271,019	240,558	241,374

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(154,885)	(338,596)	(151,321)
Purchases of investments	(42,526)	(26,478)	(19,601)
Proceeds from sales or maturities of investments	38,170	15,575	22,735
Purchases of property and equipment	(31,332)	(12,113)	(14,947)

Net cash used in investing activities	(190,573)	(361,612)	(163,134)

Cash flows from financing activities:
Borrowings on line of credit	512,500	684,000	473,500
Payments on line of credit	(630,000)	(587,500)	(563,000)
Payments for amendment of line of credit	(1,970)	—	—
Payments of contingent consideration liabilities	(6,561)	(4,405)	—
Payments on capital lease obligations	(463)	(262)	(316)
Excess tax benefit from exercises of stock options and vesting of restricted stock	7,031	3,043	5,774
Excess tax benefit related to resolution of income tax matters	—	3,394	—
Proceeds from issuance of common stock	31,362	22,532	17,959

Net cash (used in) provided from financing activities	(88,101)	120,802	(66,083)

Net (decrease) increase in cash and cash equivalents	(7,655)	(252)	12,157
Cash and cash equivalents at beginning of year	26,251	26,503	14,346

Cash and cash equivalents at end of year	$18,596	$26,251	$26,503

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$2,569	$2,559	$3,666
Income taxes	$119,261	$88,601	$113,202
Non-cash financing activities:
Equipment financed through capital leases	$751	$—	$145

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General:

The principal business activity of MEDNAX, Inc. (“MEDNAX” or the “Company”) and its subsidiaries is to provide neonatal, maternal-fetal, other pediatric subspecialties and anesthesia physician services. The Company has contracts with affiliated professional associations, corporations and partnerships (“affiliated professional contractors”), which are separate legal entities that provide physician services in certain states and Puerto Rico. The Company and its affiliated professional contractors also have contracts with hospitals to provide physician services (generally for neonatal or anesthesia care), which include (i) fee-for-service contracts, whereby hospitals agree, in exchange for the Company’s services, to authorize the Company and its healthcare professionals to bill and collect the charges for medical services rendered by the Company’s affiliated healthcare professionals, and (ii) administrative fee contracts, whereby the Company is assured a minimum revenue level.

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

Under this option, the calculation of a reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the unit’s carrying amount. The amendment becomes effective on January 1, 2012, with early adoption permitted. The adoption of this guidance will not have an impact on the Company’s Consolidated Financial Statements.

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

The following table summarizes the Company’s net patient service revenue by specialties and subspecialties (in percentages):

	Years Ended December 31,
	2011	2010	2009
Neonatal and other pediatric subspecialties	60%	65%	66%
Anesthesia (1)	21%	16%	14%
Maternal-fetal	13%	13%	13%
Pediatric cardiology	6%	6%	7%

	100%	100%	100%

(1)	Anesthesia includes anesthesia care, anesthesia subspecialty care and pain management.

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

Accounts receivable are primarily amounts due under fee-for-service contracts from third-party payors, such as insurance companies, self-insured employers and patients and government-sponsored healthcare programs geographically dispersed throughout the United States and its territories. Concentration of credit risk relating to accounts receivable is limited by the number, diversity and geographic dispersion of the business units managed by the Company, as well as by the large number of patients and payors, including the various governmental agencies in the states in which the Company provides services. Receivables from government agencies made up approximately 23% and 24% of net accounts receivable at December 31, 2011 and 2010, respectively.

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

Certain cash equivalents carried by the Company are subject to the fair value provisions of the accounting guidance for fair value measurements. See “Fair Value Measurements” below.

Investments

Investments consist of municipal debt securities, federal home loan securities and certificates of deposit. Investments with remaining maturities of less than one year are classified as short-term investments. Investments classified as long-term have maturities of one year to six years.

The Company intends and has the ability to hold its held-to-maturity securities to maturity, and therefore carries such investments at amortized cost in accordance with the provisions of the accounting guidance for investments in debt and equity securities. Held-to-maturity investments are not subject to the fair value disclosure requirements.

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

Business Acquisitions

The Company accounts for business acquisitions as required by the provisions of the accounting guidance for business combinations, which includes provisions that the Company adopted effective January 1, 2009. The guidance retains the underlying concepts of the previous standard such that all business combinations are required to be accounted for at fair value, but changes certain aspects of applying the acquisition method of accounting. The changes also require the Company to expense certain acquisition costs as they are incurred. In accordance with the acquisition method of accounting, any identifiable assets acquired and any liabilities assumed are recognized and measured at their fair values on the acquisition date. If information about facts and circumstances existing as of the acquisition date is incomplete at the end of the reporting period in which a business acquisition occurs, the Company will report provisional amounts for the items for which the accounting is incomplete. The measurement period ends once the Company receives sufficient information to finalize the fair values; however, the period will not exceed one year from the acquisition date. Any material adjustments recognized during the measurement period will be reflected retrospectively in the consolidated financial statements of the subsequent period.

In connection with certain acquisitions, the Company enters into agreements to pay additional cash amounts based on the achievement of certain performance measures for up to five years ending after the acquisition dates. The Company measures this contingent consideration at fair value at the acquisition date for acquisitions completed on or after January 1, 2009 and records such contingent consideration as a liability on the Company’s Consolidated Balance Sheet on the acquisition date. The fair value of each contingent consideration liability is remeasured at each reporting period with any change in fair value recognized as income or expense within continuing operations of the Company’s Consolidated Statements of Income. Contingent consideration liabilities for acquisitions completed prior to January 1, 2009 are not included on the Company’s Consolidated Balance Sheet and are recorded to goodwill as incurred. See Note 6 for more information on the Company’s business acquisitions.

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

Goodwill is tested for impairment at a reporting unit level on at least an annual basis in accordance with the subsequent measurement provisions of the accounting guidance for goodwill. The Company defines a reporting unit based upon its management structure for services provided in specific regions of the United States. The testing for impairment is completed using a two-step test. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, a second step is performed to determine the amount of any impairment loss. The Company uses income and market-based valuation approaches to determine the fair value of its reporting units. These approaches focus on discounted cash flows and market multiples based on the Company’s market capitalization to derive the fair value of a reporting unit. The Company also considers the economic outlook for the healthcare services industry and various other factors during the testing process, including hospital and physician contract changes, local market developments, changes in third-party payor payments, and other publicly available information. The Company completed annual impairment tests in the third quarter of each of 2011, 2010 and 2009 and determined that goodwill was not impaired in any of the three years.

Long-Lived Assets

The Company is required to evaluate long-lived assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. The recoverability of such assets is measured by a comparison of the carrying value of the assets to the future undiscounted cash flows before interest charges to be generated by the assets. If long-lived assets are impaired, the impairment to be recognized is measured as the excess of the carrying value over the fair value. Long-lived assets held for disposal are reported at the lower of the carrying value or fair value less disposal costs. The Company does not believe there are any indicators that would require an adjustment to such assets or their estimated periods of recovery at December 31, 2011 pursuant to current accounting standards.

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

Stock Incentive Plans

The Company grants stock-based awards consisting of restricted and deferred stock and stock options to key employees under its 2008 Incentive Compensation Plan. In accordance with the accounting guidance for stock-based compensation, the Company measures the cost of employee services received in exchange for stock-based awards based on grant-date fair value. As prescribed under the accounting guidance, the Company estimates the grant-date fair value of stock option grants using a valuation model known as the Black-Scholes-Merton formula or the “Black-Scholes Model” and allocates the resulting compensation expense over the corresponding requisite service period using the graded vesting attribution method. The Black-Scholes Model requires the use of several variables to estimate the grant-date fair value of stock options including expected volatility, expected life, expected risk-free interest rate and expected dividends. The Company performs significant analyses to calculate and select the appropriate variable assumptions used in the Black-Scholes Model. The Company also performs significant analyses to estimate forfeitures of stock-based awards as required by the accounting guidance for stock-based compensation. The Company is required to adjust its forfeiture estimates on at least an annual basis based on the number of awards that ultimately vest.

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

Fair Value Measurements

In accordance with the accounting guidance for fair value measurements and disclosures, the Company carries its money market funds included in cash and cash equivalents at fair value. In accordance with the three-tier fair value hierarchy under this guidance, the Company determined the fair value using quoted market prices, a Level 1 input as defined under the accounting guidance for fair value measurements. At December 31, 2011 and 2010, the Company’s money market funds had a carrying amount of $11.6 million and $11.7 million, respectively.

The Company also carries the cash surrender value of life insurance related to its deferred compensation arrangements at fair value. The investments underlying the life insurance contracts consist primarily of exchange traded equity securities and mutual funds with quoted prices in active markets. In accordance with the three-tier fair value hierarchy, the Company determined the fair value using the cash surrender value of the life insurance, a Level 2 input as defined under the accounting guidance for fair value measurements. At December 31, 2011 and 2010, the Company’s cash surrender value of life insurance had a carrying amount of $12.7 million and $12.5 million, respectively.

In addition, the Company carries its contingent consideration liabilities related to acquisitions completed after January 1, 2009 at fair value. In accordance with the three-tier fair value hierarchy, the Company determined the fair value of its contingent consideration liabilities using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3, or unobservable inputs as defined under the accounting guidance for fair value measurements. As of December 31, 2011 and 2010, the Company’s contingent consideration liabilities related to acquisitions completed after January 1, 2009 had a fair value of $32.4 million and $24.8 million, respectively. See Note 6 for more information regarding the Company’s contingent consideration liabilities recorded during the year ended December 31, 2011.

The carrying amounts of cash equivalents, short-term investments, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments. The carrying values of long-term investments, line of credit and capital lease obligations approximate fair value.

3.    Investments:

Investments held are summarized as follows (in thousands):

	December 31, 2011		December 31, 2010
	Short-Term	Long-Term	Short-Term	Long-Term
Municipal debt securities	$4,139	$26,964	$16,901	$11,327
Federal home loan securities	—	18,027	—	16,066
Certificates of deposit	—	—	480	—

	$4,139	$44,991	$17,381	$27,393

4.    Accounts Receivable and Net Patient Service Revenue:

Accounts receivable, net consists of the following (in thousands):

	December 31,
	2011	2010
Gross accounts receivable	$806,418	$603,372
Allowance for contractual adjustments and uncollectibles	(576,030)	(421,977)

	$230,388	$181,395

Net patient service revenue consists of the following (in thousands):

	Years Ended December 31,
	2011	2010	2009
Gross patient service revenue	$4,851,500	$4,140,312	$3,658,459
Contractual adjustments and uncollectibles	(3,362,081)	(2,825,827)	(2,444,222)
Hospital contract administrative fees	98,829	87,074	74,027

	$1,588,248	$1,401,559	$1,288,264

Accounts receivable of $230.4 million and $181.4 million at December 31, 2011 and 2010, respectively, consist primarily of amounts due from government-sponsored healthcare programs and third-party insurance payors for services provided by the Company’s affiliated physicians.

Net patient service revenue of $1.6 billion, $1.4 billion and $1.3 billion for the years ended December 31, 2011, 2010 and 2009, respectively, consists primarily of gross billed charges for services provided by the Company’s affiliated physicians less an estimated allowance for contractual adjustments and uncollectibles to properly account for the anticipated differences between gross billed charge amounts and expected reimbursement amounts.

The Company’s contractual adjustments and uncollectibles as a percentage of gross patient service revenue vary slightly each year depending on several factors, including improved managed care contracting, changes in reimbursement from state Medicaid programs and other government-sponsored programs, shifts in the percentage of patient services being reimbursed under government-sponsored programs and annual price increases.

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

5.    Property and Equipment:

Property and equipment consists of the following (in thousands):

	December 31,
	2011	2010
Building	$22,243	$8,056
Land	6,683	2,032
Equipment and other	96,795	88,868

	125,721	98,956
Accumulated depreciation	(65,191)	(56,182)

	$60,530	$42,774

During the year ended December 31, 2011, the Company completed the purchase of an office building for approximately $18.5 million.

At December 31, 2011 and 2010, property and equipment includes medical and other equipment held under capital leases of approximately $1.6 million and $1.0 million, and related accumulated depreciation of approximately $1.1 million and $0.8 million, respectively. The Company recorded depreciation expense of approximately $15.0 million, $13.5 million and $11.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

6.    Business Acquisitions:

During 2011, the Company completed the acquisition of 10 physician group practices for total consideration of $159.5 million, consisting of $146.5 million in cash and $13.0 million of contingent consideration. In connection with these acquisitions, the Company recorded goodwill of approximately $138.6 million, other intangible assets consisting primarily of physician and hospital agreements of approximately $22.5 million, fixed assets of approximately $0.4 million, and other liabilities of approximately $2.0 million. These acquisitions expand the Company’s national network of physician practices. The Company expects to improve the results of these physician practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based upon the significant infrastructure it has developed.

The contingent consideration of $13.0 million recorded during 2011 is related to agreements to pay additional amounts based on the achievement of certain performance measures for up to five years ending after the acquisition dates. The accrued contingent consideration for each acquisition was recorded at acquisition-date fair value using the income approach with assumed discount rates ranging from 3.0% to 6.0% over the applicable terms and an assumed payment probability of 100% for each of the applicable years. The range of the undiscounted amount the Company could pay under the contingent consideration agreements is between $0 and $14.4 million.

During 2011, the Company paid and accrued for payments of approximately $16.2 million for contingent consideration related to certain prior-period acquisitions, of which $7.9 million was accrued as of December 31, 2010. In connection with prior-period acquisitions, the Company also recorded additional intangible assets consisting primarily of physician and hospital agreements of $1.3 million, fixed assets of approximately $1.0 million and other liabilities of $0.8 million during the year ended December 31, 2011.

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

Certain purchase agreements contain contingent consideration provisions based on volume and other performance measures. Potential payments under these provisions are not contingent upon the future employment of the sellers. The amount of the payments due under these provisions cannot be determined until the specific targets or measures are attained. In some cases, the sellers are eligible for annual contingent consideration payments over a three- to five-year period based on the growth in profitability of the physician practice with no stated limit on the annual payment amount. Under all contingent consideration provisions, payments of up to $42.9 million may be due through 2016, of which $33.7 million is accrued as of December 31, 2011.

The results of operations of the practices acquired in 2011 and 2010 have been included in the Company’s Consolidated Financial Statements from the dates of acquisition. The following unaudited pro forma information combines the consolidated results of operations of the Company on a GAAP basis and the acquisitions completed during 2011 and 2010 as if the transactions had occurred on January 1, 2010 and January 1, 2009, respectively (in thousands, except per share data):

	Years Ended December 31,
	2011	2010
Net patient service revenue	$1,673,979	$1,620,475
Net income (1)	227,333	237,078
Net income per share (2):
Basic	$4.77	$5.08
Diluted	$4.66	$4.98
Weighted average shares (2):
Basic	47,706	46,630
Diluted	48,796	47,570
Effective tax rate (1):	38.29%	34.86%

(1)	The comparison of net income is affected by the change in the effective tax rate. The effective tax rate was 38.29% for the year ended December 31, 2011 as compared to 34.29% for the year ended December 31, 2010.

(2)	The comparison of net income per share is affected by the changes in the number of weighted average shares outstanding in each period. The basic and diluted weighted average shares outstanding for the year ended December 31, 2011 were 47.7 million and 48.8 million, respectively, as compared to 46.6 million and 47.6 million, respectively, for the year ended December 31, 2010.

The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the periods indicated, nor are they indicative of the results of future combined operations.

7.    Goodwill and Other Assets:

Goodwill was $1.7 billion and $1.6 billion at December 31, 2011 and 2010, respectively. The change in the carrying amount of goodwill of approximately $145.4 million during the year ended December 31, 2011 is primarily related to the Company’s 2011 acquisitions and the 2011 contingent consideration payments related to acquisitions completed prior to January 1, 2009 as discussed in Note 6. The Company expects that approximately $104.1 million of the $145.4 million of goodwill recorded during the year ended December 31, 2011 will be deductible for tax purposes. Goodwill of approximately $331.2 million related to the 2010 acquisitions and the 2010 contingent consideration payments related to acquisitions completed prior to January 1, 2009 as discussed in Note 6 represent the only changes in the carrying amount of goodwill for the year ended December 31, 2010.

Other assets consist of the following (in thousands):

	December 31,
	2011	2010
Other intangible assets, net	$65,264	$51,776
Other assets	17,828	18,375

	$83,092	$70,151

At December 31, 2011, other intangible assets consisted of amortizable hospital and other contracts and physician and hospital agreements with gross carrying amounts of approximately $96.6 million, less accumulated amortization of approximately $31.3 million. At December 31, 2010, other intangible assets consisted of amortizable hospital and other contracts and physician and hospital agreements with gross carrying amounts of approximately $73.0 million, less accumulated amortization of approximately $21.2 million.

Amortization expense related to other intangible assets for the years ended December 31, 2011, 2010 and 2009 was approximately $10.3 million, $8.5 million and $5.2 million, respectively. Amortization expense on other intangible assets for the years 2012 through 2016 is expected to be approximately $12.5 million, $11.7 million, $10.1 million, $8.0 million and $5.7 million, respectively. The remaining weighted average amortization period of other intangible assets is 2.9 years. The calculation of the weighted average amortization period includes amortization expense related to years beyond 2016 of approximately $17.3 million.

Other assets of $17.8 million and $18.4 million at December 31, 2011 and 2010, respectively, consist primarily of the cash surrender value of life insurance related to the Company’s deferred compensation arrangements and other long-term assets.

8.    Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2011	2010
Accounts payable	$12,264	$9,581
Accrued salaries and bonuses	147,613	132,221
Accrued payroll taxes and benefits	29,443	26,122
Accrued professional liability risks	13,218	11,876
Accrued contingent consideration	12,089	8,266
Accrual for uncertain tax positions	3,242	10,948
Other accrued expenses	16,666	8,923

	$234,535	$207,937

The net increase in accrued salaries and bonuses of $15.4 million, from $132.2 million at December 31, 2010 to $147.6 million at December 31, 2011, is primarily due to performance-based incentive compensation accrued during the year ended December 31, 2011, partially offset by the payment of performance-based incentive compensation during the first quarter of 2011. A majority of the Company’s payments for performance-based incentive compensation is paid annually in the first quarter.

The accrual for uncertain tax positions, which represents the current portion of reserves for uncertain tax positions including interest and penalties, decreased by $7.7 million, from $10.9 million at December 31, 2010 to $3.2 million at December 31, 2011 primarily due to reclassification of certain temporary differences to deferred taxes payable. See Note 11 for more information regarding the Company’s uncertain tax positions.

9.    Accrued Professional Liability:

At December 31, 2011 and 2010, the Company’s total accrued professional liability of $122.8 million and $111.7 million, respectively, includes incurred but not reported loss reserves of $79.5 million and $71.0 million, respectively, and loss reserves for reported claims associated with self-insured retention amounts through the Company’s wholly owned captive insurance subsidiary of $43.3 million and $40.7 million, respectively.

The Company’s incurred but not reported loss reserves increased by $8.5 million and $2.8 million for the years ended December 31, 2011 and 2010, respectively. The net increases in reserves for incurred but not reported claims for the years ended December 31, 2011 and 2010, are primarily attributable to the increase in the number of physicians insured due to acquisitions. The increase for the year ended December 31, 2011 is larger than the increase for the year ended December 31, 2010 due to the timing of acquisitions.

The activity related to the Company’s loss reserves for reported claims for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Balance at beginning of year	$40,672	$41,355	$36,366

Provision (adjustment) for losses related to:
Current year	18,645	17,256	16,497
Prior years	(4,283)	(4,029)	(3,519)

Total provision for losses	14,362	13,227	12,978

Claim payments related to:
Current year	(221)	(553)	(568)
Prior years	(11,526)	(13,357)	(7,421)

Total payments	(11,747)	(13,910)	(7,989)

Balance at end of year	$43,287	$40,672	$41,355

The net changes in reserves for reported claims for the years ended December 31, 2011 and 2010, are primarily attributable to increases in the current year provision for losses as a result of the increase in the number of physicians insured through the Company’s wholly owned captive insurance subsidiary due to acquisitions, offset by claim payments and adjustments to the provision for losses related to prior years resulting from favorable trends in the Company’s claims experience.

10.    Line of Credit and Capital Lease Obligations:

In October 2011, the Company entered into an amended and restated credit agreement (“Line of Credit”) which increased the borrowing capacity thereunder to $500 million from $350 million. The Line of Credit matures in October 2016.

The Line of Credit, which is guaranteed by substantially all of the Company’s subsidiaries and affiliated professional contractors, includes (1) a $50 million sub-facility for the issuance of letters of credit and (2) a $25 million sub-facility for swingline loans. The Line of Credit may be increased up to $570 million, subject to the satisfaction of specified conditions. At the Company’s option, borrowings under the Line of Credit (other than swingline loans) bear interest at (1) the alternate base rate (defined as the highest of (i) the Wells Fargo Bank, National Association prime rate, (ii) the Federal Funds Rate plus 1/2 of 1.000% and (iii) one month LIBOR plus 1.000%) or (2) the LIBOR rate, as defined in the Line of Credit, plus, an applicable margin rate ranging from 0.125% to 0.500% for alternate base rate borrowings and 1.125% to 1.500% for LIBOR rate borrowings, in each case based on the Company’s consolidated leverage ratio. Swingline loans bear interest at the alternate base rate plus the applicable margin rate. The Company is subject to certain covenants and restrictions specified in the Line of Credit, including covenants that require the Company to maintain a minimum fixed charge coverage ratio and not to exceed a specified consolidated leverage ratio, to comply with laws, and restrict the Company from paying dividends and making certain other distributions, as specified therein. Failure to comply with these covenants would constitute an event of default under the Line of Credit, notwithstanding the Company’s ability to meet its debt service obligations. The Line of Credit includes various customary remedies for the lenders following an event of default. At December 31, 2011, the Company believes it was in compliance, in all material respects, with the financial covenants and other restrictions applicable under the Line of Credit.

The Company had $29.0 million in outstanding principal balance under the Line of Credit at December 31, 2011. The Company has outstanding letters of credit associated with its professional liability insurance program which reduced the amount available under the Line of Credit by $5.5 million at December 31, 2011. The weighted average interest rate on the letters of credit was 1.0% at December 31, 2011. At December 31, 2011, the Company had an available balance on the Line of Credit of $465.5 million.

The Company’s capital lease obligations consist of the following (in thousands):

	December 31,
	2011	2010
Capital lease obligations	$470	$181
Less: Current portion	(143)	(125)

Long-term portion	$327	$56

The amounts due under the terms of the Company’s capital lease obligations at December 31, 2011 are as follows (in thousands):

2012	$143
2013	101
2014	101
2015	125

$470

11.    Income Taxes:

The components of the income tax provision are as follows (in thousands):

	December 31,
	2011	2010	2009
Federal:
Current	$113,290	$73,756	$93,590
Deferred	7,486	22,814	6,391

	120,776	96,570	99,981

State:
Current	13,895	10,330	11,315
Deferred	577	1,561	600

	14,472	11,891	11,915

Total	$135,248	$108,461	$111,896

The Company files its tax return on a consolidated basis with its subsidiaries. The remaining affiliated professional contractors file tax returns on an individual basis.

The effective tax rate was 38.29%, 34.86% and 38.89% for the years ended December 31, 2011, 2010 and 2009, respectively. The net decrease in the Company’s effective income tax rate for the year ended December 31, 2010 was primarily related to the $10.9 million reduction in its income tax provision resulting from a resolution of certain matters that were under review with taxing authorities.

The differences between the effective rate and the United States federal income tax statutory rate are as follows:

	December 31,
	2011	2010	2009
Tax at statutory rate	35.00%	35.00%	35.00%
State income tax, net of federal benefit	2.66	2.42	2.69
Non-deductible expenses	0.32	0.35	0.40
Change in accrual estimates relating to uncertain tax positions	0.44	(2.81)	0.82
Other, net	(0.13)	(0.10)	(0.02)

Income tax provision	38.29%	34.86%	38.89%

The significant components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31, 2011			December 31, 2010
	Total	Current	Non- Current	Total	Current	Non- Current
Allowance for uncollectible accounts	$47,459	$47,459	$—	$34,254	$34,254	$—
Net operating loss carryforward	3,533	3,533	—	7,799	7,799	—
Reserves and accruals	40,807	36,828	3,979	37,045	33,378	3,667
Other	483	483	—	488	488	—
Stock-based compensation	18,657	10,586	8,071	18,316	8,700	9,616

Total deferred tax assets	110,939	98,889	12,050	97,902	84,619	13,283

Accrual to cash adjustment	(28,575)	(28,575)	—	(24,040)	(24,040)	—
Property and equipment	(128)	—	(128)	(965)	—	(965)
Amortization	(105,753)	—	(105,753)	(86,384)	—	(86,384)

Total deferred tax liabilities	(134,456)	(28,575)	(105,881)	(111,389)	(24,040)	(87,349)

Net deferred tax (liability) asset	$(23,517)	$70,314	$(93,831)	$(13,487)	$60,579	$(74,066)

The income tax benefit related to the exercise of stock options, the purchase of shares under the Company’s non-qualified employee stock purchase plan and the vesting of restricted stock in excess of amounts recorded as equity compensation expense reduces taxes currently payable and is credited to additional paid-in capital. Such amounts totaled approximately $7.1 million, $3.0 million, and $6.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company has net operating loss carryforwards for federal and state tax purposes totaling approximately $9.4 million, $20.7 million, and $8.0 million at December 31, 2011, 2010 and 2009, respectively, expiring at various times commencing in 2014. The decrease in net operating loss carryforwards of $11.3 million in 2011 and the increase of $12.7 million in 2010 are primarily due to timing differences related to the recognition of income for tax purposes associated with physician practice acquisitions.

As of December 31, 2011, 2010 and 2009, the Company’s liability for uncertain tax positions, excluding accrued interest and penalties, was $16.2 million, $22.3 million and $49.4 million, respectively. The Company had approximately $13.2 million of uncertain tax positions that, if recognized, would favorably impact its effective tax rate at December 31, 2011.

The following table summarizes the activity related to the Company’s liability for uncertain tax positions for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Years Ended December 31,
	2011	2010	2009
Balance at beginning of year	$22,290	$49,416	$47,562
Increases related to prior year tax positions	44	948	—
Decreases related to prior year tax positions	—	(9,569)	(1,051)
Increases related to current year tax positions	2,541	2,334	5,867
Decreases related to current year tax positions	(7,203)	(19,035)	—
Settlements	13	(500)	(2,191)
Decreases related to lapse of statutes of limitations	(1,520)	(1,304)	(771)

Balance at end of year	$16,165	$22,290	$49,416

During the year ended December 31, 2011, the Company decreased its liability for uncertain tax positions by a total of $6.1 million, which is primarily related to reclassifications of certain temporary differences to deferred taxes payable. During the year ended December 31, 2010, the Company decreased its liability for uncertain tax positions by a total of $27.1 million, of which $19.0 million related to reclassifications of certain temporary differences to deferred taxes payable and $9.6 million related to the resolution of certain matters with taxing authorities.

The Company includes interest and penalties related to income tax liabilities in income tax expense. The Company recognized $0.4 million, $1.7 million and $2.5 million, respectively, of interest and penalties related to income tax liabilities during the years ended December 31, 2011, 2010 and 2009. At December 31, 2011 and 2010, the Company’s accrued liability for interest and penalties related to income tax liabilities totaled $8.7 million and $8.3 million, respectively.

At December 31, 2011, accounts payable and accrued expenses and other liabilities as presented in the Company’s Consolidated Balance Sheet include $3.2 million and $21.7 million, respectively, related to the Company’s total liability for uncertain tax positions of $24.9 million. At December 31, 2010, accounts payable and accrued expenses and other liabilities as presented in the Company’s Consolidated Balance Sheet include $10.9 million and $19.7 million, respectively, related to the Company’s total liability for uncertain tax positions of $30.6 million.

The Company’s liability for uncertain tax positions could be reduced over the next 12 months by approximately $3.5 million, excluding accrued interest, due to changes in temporary differences and the expiration of statutes of limitation. Additionally, the Company anticipates that its liability for uncertain tax positions will be increased over the next 12 months by additional taxes of approximately $1.0 million.

The Company is currently subject to U.S. Federal and various state income tax examinations for the tax years 2004 through 2010.

12.    Common and Common Equivalent Shares:

The calculation of shares used in the basic and diluted net income per share calculation for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Weighted average number of common shares outstanding	47,706	46,630	45,573
Weighted average number of dilutive common share equivalents	1,090	940	898

Weighted average number of common and common equivalent shares outstanding	48,796	47,570	46,471

Antidilutive securities not included in the diluted earnings per share calculation	45	464	2,348

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

Under the 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards vest on a cliff basis over a term of five years upon the fulfillment of specified service-based and performance-based conditions or upon the satisfaction of specified performance-based conditions through December 31, 2018. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. At December 31, 2011, the Company had approximately 1.3 million shares available for future grants and awards under its Stock Incentive Plans.

Under the Company’s 1996 Non-Qualified Employee Stock Purchase Plan, as amended (the “Non-Qualified Plan”), employees are permitted to purchase the Company’s common stock at 85% of market value on January 1st, April 1st, July 1st and October 1st of each year. In accordance with the provisions of accounting guidance for stock-based compensation, the Company recognizes stock-based compensation expense for the 15% discount received by participating employees. During the year ended December 31, 2011, 118,828 shares were issued under the Non-Qualified Plan. At December 31, 2011, the Company had approximately 555,000 shares reserved for issuance under the Non-Qualified Plan.

The Company recognized approximately $27.1 million, $25.7 million and $24.3 million of stock-based compensation expense related to its Stock Incentive Plans and Stock Purchase Plan during the years ended December 31, 2011, 2010 and 2009, respectively.

The activity related to the Company’s restricted and deferred stock awards and the corresponding weighted average grant-date fair values for the year ended December 31, 2011 are as follows:

	Number of Shares	Weighted Average Fair Value
Non-vested shares at January 1, 2011	955,449	$50.08
Awarded	427,152	$70.99
Forfeited	(15,279)	$54.58
Vested	(388,969)	$48.84

Non-vested shares at December 31, 2011	978,353	$59.64

The aggregate fair value of the restricted shares that vested during the years ended December 31, 2011, 2010 and 2009 was approximately $19.0 million, $14.4 million and $9.7 million, respectively.

The weighted average grant-date fair value of restricted and deferred stock awards that were granted during the years ended December 31, 2011, 2010 and 2009 was $70.99, $54.90 and $41.74, respectively.

At December 31, 2011, the total stock-based compensation cost related to non-vested restricted and deferred stock remaining to be recognized as compensation expense over a weighted-average period of approximately 1.5 years was $28.1 million.

The Company uses the Black-Scholes Model to estimate the fair value of each stock option on the date of grant. The weighted average grant-date fair values for stock options granted during the years ended December 31, 2011, 2010 and 2009 were $23.27, $18.89 and $12.19, respectively, which were calculated using the following weighted average assumptions for expected volatility, expected life, risk-free interest rate and dividend yield:

	Years Ended December 31,
	2011	2010	2009
Expected volatility	35%	35%	32% to 37%
Expected life—officers (in years)	4.5	4.5	4.5
Expected life—other employees (in years)	3.5	3.5	3.5
Risk-free interest rate	1.9%	2.1% to 2.3%	1.4% to 2.1%
Dividend yield	0%	0%	0%

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

The activity and certain other information related to the Company’s stock option awards for the year ended December 31, 2011 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2011	2,567,933	$44.50
Granted	41,400	$72.50
Canceled	(3,833)	$37.59
Exercised	(551,927)	$44.42		$14.1

Outstanding at December 31, 2011	2,053,573	$45.10	4.8	$55.3

Exercisable at December 31, 2011	1,910,919	$44.33	4.5	$52.9

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $14.1 million, $9.1 million and $21.8 million, respectively.

At December 31, 2011, the total stock-based compensation cost related to non-vested stock options remaining to be recognized as compensation expense over a weighted-average period of approximately 1.3 years was $0.9 million.

The excess tax benefit related primarily to restricted stock and stock options for the years ended December 31, 2011, 2010 and 2008 was approximately $7.1 million, $3.0 million and $6.9 million, respectively. The cash proceeds received from the exercise of stock options for the years ended December 31, 2011, 2010 and 2009 were approximately $24.5 million, $16.4 million and $12.5 million, respectively.

14.     Retirement Plans:

The Company maintains four qualified contributory savings plans as allowed under Section 401(k) of the Internal Revenue Code and Section 1165(e) of the Puerto Rico Income Tax Act of 1954 (the “401(k) Plans”). The 401(k) Plans permit participant contributions and allow elective and, in certain situations, non-elective Company contributions based on each participant’s contribution or a specified percentage of eligible wages. Participants may defer a percentage of their annual compensation subject to the limits defined in the 401(k) Plans. The Company recorded an expense of $20.3 million, $18.2 million and $16.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, related to the 401(k) Plans.

15.    Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its common stock. The Company has not included an accrual for these matters as of December 31, 2011 in its Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

The Company leases space for certain corporate offices and its regional offices and medical offices, storage space and temporary housing of medical staff. Rent expense for the years ended December 31, 2011, 2010 and 2009 was approximately $20.8 million, $19.8 million, and $18.1 million, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2011 are as follows (in thousands):

2012	$19,018
2013	15,002
2014	11,775
2015	8,203
2016	5,160
Thereafter	11,141

$70,299

16.    Selected Quarterly Financial Information (Unaudited):

The following tables set forth a summary of the Company’s selected quarterly financial information for each of the four quarters ended December 31, 2011 and 2010 (in thousands, except for per share data):

	2011 Quarters
	First	Second	Third	Fourth
Net patient service revenue	$382,283	$393,402	$407,665	$404,898

Operating expenses:
Practice salaries and benefits	243,894	235,292	246,687	244,523
Practice supplies and other operating expenses	15,090	16,253	16,718	18,754
General and administrative expenses	41,798	42,702	43,010	42,846
Depreciation and amortization	5,781	6,032	6,213	7,266

Total operating expenses	306,563	300,279	312,628	313,389

Income from operations	75,720	93,123	95,037	91,509

Investment income	325	329	337	504
Interest expense	(911)	(988)	(1,056)	(684)

Income before income taxes	75,134	92,464	94,318	91,329

Income tax provision	29,678	36,523	36,077	32,970

Net income	$45,456	$55,941	$58,241	$58,359

Per common and common equivalent share data (1):
Net income:
Basic	$0.96	$1.18	$1.21	$1.21

Diluted	$0.94	$1.15	$1.19	$1.19

Weighted average shares:
Basic	47,149	47,531	47,990	48,126

Diluted	48,361	48,730	48,935	49,132

(1)	Basic and diluted per share amounts are computed for each of the periods presented. Accordingly, the sum of the quarterly per share amounts may not agree with the full year amount.

	2010 Quarters
	First	Second	Third	Fourth
Net patient service revenue	$332,927	$349,094	$351,058	$368,480

Operating expenses:
Practice salaries and benefits	213,402	208,762	211,884	220,872
Practice supplies and other operating expenses	13,095	14,062	13,980	16,374
General and administrative expenses	38,099	39,164	37,499	39,505
Depreciation and amortization	4,780	5,006	6,321	5,843

Total operating expenses	269,376	266,994	269,684	282,594

Income from operations	63,551	82,100	81,374	85,886

Investment income	404	265	438	327
Interest expense	(710)	(1,118)	(481)	(884)

Income before income taxes	63,245	81,247	81,331	85,329

Income tax provision	24,982	31,889	20,061	31,529

Net income	$38,263	$49,358	$61,270	$53,800

Per common and common equivalent share data (1):
Net income:
Basic	$0.83	$1.06	$1.31	$1.15

Diluted	$0.81	$1.04	$1.29	$1.12

Weighted average shares:
Basic	46,300	46,516	46,788	46,914

Diluted	47,267	47,528	47,482	47,998

(1)	Basic and diluted per share amounts are computed for each of the periods presented. Accordingly, the sum of the quarterly per share amounts may not agree with the full year amount.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s independent registered certified public accounting firm, PricewaterhouseCoopers LLP, has audited our internal control over financial reporting as of December 31, 2011 as stated in their report which appears on page 48 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2012 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2012 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2011, with respect to shares of our common stock that may be issued under existing equity compensation plans, including our 2008 Incentive Compensation Plan, as amended (“2008 Incentive Plan”), our 2004 Incentive Compensation Plan, as amended (“2004 Incentive Plan”), our Amended and Restated Stock Option Plan, as amended (the “Option Plan”), and our 1996 Non-Qualified Employee Stock Purchase Plan, as amended and restated (the “Stock Purchase Plan”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,053,573	(1)	$45.10	1,860,077	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	2,053,573		$45.10	1,860,077

(1)	Represents 795,562 shares issuable under the 2008 Incentive Plan, 816,765 shares issuable under the 2004 Incentive Plan and 441,246 shares issuable under the Option Plan.
(2)	Under the 2008 Incentive Plan, the 2004 Incentive Plan and the Stock Purchase Plan, 1,268,262, 36,753 and 555,062 shares, respectively, remain available for future issuance.

The remaining information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2012 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2012 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2012 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1)    Financial Statements

The information required by this Item is included in Item 8 of Part II of this Form 10-K.

(a)(2)    Financial Statement Schedules

The following financial statement schedule for the years ended December 31, 2011, 2010 and 2009, is included in this Form 10-K as set forth below (in thousands).

MEDNAX, INC.

Schedule II: Valuation and Qualifying Accounts

	Years Ended December 31,
	2011	2010	2009
Allowance for contractual adjustments and uncollectibles:
Balance at beginning of year	$421,977	$377,506	$369,446
Amount charged against operating revenue	3,362,081	2,825,827	2,444,222
Accounts receivable contractual adjustments and write-offs (net of recoveries)	(3,208,028)	(2,781,356)	(2,436,162)

Balance at end of year	$576,030	$421,977	$377,506

All other schedules have been omitted because they are not applicable, not required or the information is included elsewhere herein.

(a)(3) Exhibits

See Item 15(b) of this Form 10-K.

(b) Exhibits

2.1	Agreement and Plan of Merger, dated as of December 29, 2008, between MEDNAX, Inc., Pediatrix Medical Group, Inc. and PMG Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).

3.1	Amended and Restated Articles of Incorporation of MEDNAX, Inc. (incorporated by reference to Exhibit 3.1 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).

3.2	Articles of Amendment Designating Series A Junior Participating Preferred Stock of MEDNAX, Inc. (incorporated by reference to Exhibit 3.2 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).

3.3	Amended and Restated By-laws of MEDNAX, Inc. (incorporated by reference to Exhibit 3.3 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).

10.1	Amended and Restated Credit Agreement, dated as of October 21, 2011, among Wells Fargo Bank, National Association, as Administration Agent, U.S. Bank, National Association, as Syndication Agent, the Lenders party thereto and MEDNAX, Inc. and certain of its domestic subsidiaries named as Guarantors therein (incorporated by reference to Exhibit 10.1 to MEDNAX’s Current Report on Form 8-K dated October 24, 2011).

10.2	Amended and Restated Stock Option Plan of Pediatrix dated as of June 4, 2003 (incorporated by reference to Exhibit 10.5 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).*

10.3	First Amendment, dated December 29, 2008, to Pediatrix Medical Group, Inc. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.7 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.4	1996 Non-Qualified Employee Stock Purchase Plan of MEDNAX, Inc., as amended and restated, dated January 1, 2009 (incorporated by reference to Exhibit 10.6 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.5	Executive Non-Qualified Deferred Compensation Plan of Pediatrix, dated October 13, 1997 (incorporated by reference to Exhibit 10.35 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 1998).*

10.6	Amended and Restated Thrift and Profit Sharing Plan of Pediatrix (incorporated by reference to Exhibit 4.5 to Pediatrix’s Registration Statement on Form S-8 (Registration No. 333-101222)).*

10.7	Pediatrix Medical Group of Puerto Rico Thrift and Profit Sharing Plan (incorporated by reference to Exhibit 4.3 to Pediatrix’s Registration Statement on Form S-8 dated December 9, 2004).*

10.8	Pediatrix Medical Group, Inc. 2004 Incentive Compensation Plan (incorporated by reference to Exhibit A of Pediatrix’s Proxy Statement on Schedule 14A dated as of April 9, 2004).*

10.9	Second Amendment, dated December 29, 2008, to Pediatrix Medical Group, Inc. 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.8 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.10	Pediatrix Medical Group, Inc. 2008 Incentive Compensation Plan (incorporated by reference to Exhibit A of Pediatrix’s Proxy Statement on Schedule 14A dated as of April 8, 2008).*

10.11	First Amendment, dated December 29, 2008, to Pediatrix Medical Group, Inc. 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.12	Pediatrix Medical Group, Inc. Form of Stock Option Agreement for Stock Options Awarded Under the Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.3 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.13	Pediatrix Medical Group, Inc. Form of Incentive Stock Option Agreement for Incentive Stock Options Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.14	Pediatrix Medical Group, Inc. Form of Non-Qualified Stock Option Agreement for Non-Qualified Stock Options Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.15	Pediatrix Medical Group, Inc. Form of Restricted Stock Agreement for Restricted Stock Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.16	MEDNAX, Inc. Form of Non-Qualified Stock Option Agreement for Non-Qualified Stock Options Awarded Under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.17 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.17	MEDNAX, Inc. Form of Restricted Stock Agreement for Restricted Stock Awarded Under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.18 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.18	Employment Agreement, dated August 7, 2011, by and between MEDNAX Services, inc. and Roger J. Medel, M.D. (incorporated by reference to Exhibit 10.1 to MEDNAX’s Current Report on Form 8-K dated August 10, 2011.)*

10.19	Employment Agreement, dated August 20, 2008, by and between Pediatrix Medical Group, Inc. and Joseph M. Calabro (incorporated by reference to Exhibit 10.2 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).*

10.20	Amendment Agreement, dated December 29, 2008, between MEDNAX, Inc., Pediatrix Medical Group, Inc. and Joseph M. Calabro (incorporated by reference to Exhibit 10.3 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.21	Employment Agreement, dated August 20, 2008, by and between Pediatrix Medical Group, Inc. and Karl B. Wagner (incorporated by reference to Exhibit 10.3 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).*

10.22	Amendment Agreement, dated December 29, 2008, between MEDNAX, Inc., Pediatrix Medical Group, Inc. and Karl B. Wagner (incorporated by reference to Exhibit 10.4 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.23	Second Amendment Agreement, dated February 24, 2010, by and among Mednax, Inc., Mednax Services, Inc., American Anesthesiology, Inc. and Karl B. Wagner (incorporated by reference to Exhibit 10.25 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.24	Employment Agreement, dated August 20, 2008, by and between Pediatrix Medical Group, Inc. and Thomas W. Hawkins (incorporated by reference to Exhibit 10.4 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).*

10.25	Amendment Agreement, dated December 29, 2008, between MEDNAX, Inc., Pediatrix Medical Group, Inc. and Thomas W. Hawkins (incorporated by reference to Exhibit 10.5 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.26	Employment Agreement, dated February 24, 2010, by and between MEDNAX Services, Inc. and Vivian Lopez-Blanco (incorporated by reference to Exhibit 10.28 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.27	Restricted Shares Units Agreement for Roger J. Medel, M.D. dated August 7, 2011 (incorporated by reference to Exhibit 10.2 to MEDNAX’s Current Report on Form 8-K dated August 10, 2011.)*

10.28	Restricted Shares Units Agreement for Roger J. Medel, M.D. dated August 20, 2008 (incorporated by reference to Exhibit 10.5 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).*

10.29	Restricted Shares Units Agreement for Roger J. Medel, M.D. dated August 20, 2008 (incorporated by reference to Exhibit 10.6 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).*

10.30	Form of Indemnification Agreement between Pediatrix and each of its directors and executive officers. (incorporated by reference to Exhibit 10.6 to Pediatrix’s Annual Report on Form 10-K for the year ended December 31, 2003).*

10.31+	Form of Exclusive Management and Administrative Services Agreement with affiliated professional contractors.

10.32	Settlement Agreement, effective September 21, 2006, among the United States Department of Justice and on behalf of the Office of the Inspector General of the Department of Health and Human Services the TRICARE Management Activity, through its General Counsel, and the Office of Personnel Management (“OPM”), which administers the Federal Employees Health Benefits Program (collectively the “United States”); Pediatrix Medical Group, Inc. and Daniel M. Hall, MD (incorporated by reference to Exhibit 10.1 to Pediatrix’s Current Report on Form 8-K dated September 22, 2006).

10.33	Model State Settlement Agreement (incorporated by reference to Exhibit 10.2 to Pediatrix’s Current Report on Form 8-K dated September 22, 2006).

21.1+	Subsidiaries of the Registrant.

23.1+	Consent of PricewaterhouseCoopers LLP.

31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS++	XBRL Instance Document.

101.SCH++	XBRL Taxonomy Extension Schema Document.

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contracts or compensation plans, contracts or arrangements.
+	Filed herewith
++	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDNAX, INC.

Date: February 29, 2012	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger J. Medel, M.D. Roger J. Medel, M.D.	Chief Executive Officer (Principal Executive Officer)	February 29, 2012

/s/ Vivian Lopez-Blanco Vivian Lopez-Blanco	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2012

/s/ Cesar L. Alvarez Cesar L. Alvarez	Director and Chairman of the Board	February 29, 2012

/s/ Waldemar A. Carlo, M.D. Waldemar A. Carlo, M.D.	Director	February 29, 2012

/s/ Michael B. Fernandez Michael B. Fernandez	Director	February 29, 2012

/s/ Roger K. Freeman, M.D. Roger K. Freeman, M.D.	Director	February 29, 2012

/s/ Paul G. Gabos Paul G. Gabos	Director	February 29, 2012

/s/ Dany Garcia Dany Garcia	Director	February 29, 2012

/s/ Pascal J. Goldschmidt, M.D. Pascal J. Goldschmidt, M.D.	Director	February 29, 2012

/s/ Manuel Kadre Manuel Kadre	Director	February 29, 2012

/s/ Donna E. Shalala, Ph.D. Donna E. Shalala, Ph.D.	Director	February 29, 2012

/s/ Enrique J. Sosa, Ph.D. Enrique J. Sosa, Ph.D.	Director	February 29, 2012