Form 10-Q
period 2012-03-31
MEDNAX, INC.
filed 2012-05-03
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

On April 25, 2012, the registrant had outstanding 49,200,064 shares of Common Stock, par value $.01 per share.

MEDNAX, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDNAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
	(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$22,388	$18,596
Short-term investments	3,938	4,139
Accounts receivable, net	236,717	230,388
Prepaid expenses	4,998	6,305
Deferred income taxes	86,541	70,314
Other assets	6,683	7,531

Total current assets	361,265	337,273
Investments	43,568	44,991
Property and equipment, net	59,571	60,530
Goodwill	1,771,340	1,746,762
Other assets, net	89,293	83,092

Total assets	$2,325,037	$2,272,648

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$122,960	$234,535
Current portion of long-term capital lease obligations	121	143
Income taxes payable	49,787	19,623

Total current liabilities	172,868	254,301
Line of credit	83,500	29,000
Long-term capital lease obligations	306	327
Long-term professional liabilities	112,563	109,629
Deferred income taxes	98,922	93,831
Other liabilities	59,065	54,544

Total liabilities	527,224	541,632

Commitments and contingencies

Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 100,000 shares authorized; 49,161 and 48,933 shares issued and outstanding, respectively	492	489
Additional paid-in capital	743,090	724,646
Retained earnings	1,054,231	1,005,881

Total shareholders’ equity	1,797,813	1,731,016

Total liabilities and shareholders’ equity	$2,325,037	$2,272,648

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net patient service revenue	$422,616	$382,283

Operating expenses:
Practice salaries and benefits	272,261	243,894
Practice supplies and other operating expenses	16,985	15,090
General and administrative expenses	46,869	41,798
Depreciation and amortization	7,113	5,781

Total operating expenses	343,228	306,563

Income from operations	79,388	75,720
Investment income	428	325
Interest expense	(554)	(911)

Income before income taxes	79,262	75,134
Income tax provision	30,912	29,678

Net income	$48,350	$45,456

Per common and common equivalent share data:

Net income:
Basic	$1.00	$0.96

Diluted	$0.98	$0.94

Weighted average shares:
Basic	48,269	47,149

Diluted	49,399	48,361

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$48,350	$45,456
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,113	5,781
Accretion of contingent consideration liabilities	265	265
Stock-based compensation expense	7,036	6,512
Deferred income taxes	(11,136)	1,263
Changes in assets and liabilities:
Accounts receivable	(6,329)	(6,775)
Prepaid expenses and other assets	2,155	(250)
Other assets	(21)	2,499
Accounts payable and accrued expenses	(114,362)	(89,718)
Income taxes payable	30,323	15,176
Long-term professional liabilities	2,934	4,116
Other liabilities	1,556	1,214

Net cash used in operating activities	(32,116)	(14,461)

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(28,095)	(10,083)
Purchases of investments	(5,576)	(7,600)
Proceeds from sales or maturities of investments	7,200	4,850
Purchases of property and equipment	(2,920)	(20,250)

Net cash used in investing activities	(29,391)	(33,083)

Cash flows from financing activities:
Borrowings on line of credit	133,000	147,500
Payments on line of credit	(78,500)	(117,500)
Payment of contingent consideration liabilities	(410)	—
Payments on capital lease obligations	(43)	(95)
Excess tax benefit from exercises of stock options and vesting of restricted stock	1,990	302
Proceeds from issuance of common stock	9,262	6,135

Net cash provided from financing activities	65,299	36,342

Net increase (decrease) in cash and cash equivalents	3,792	(11,202)
Cash and cash equivalents at beginning of period	18,596	26,251

Cash and cash equivalents at end of period	$22,388	$15,049

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

New Accounting Pronouncements

In May 2011, the accounting guidance related to fair value measurements was amended. The amendment provides guidance and clarification about the application of existing fair value measurements and disclosure requirements. The amendment became effective on January 1, 2012. The adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In September 2011, the accounting guidance related to goodwill impairment testing was amended to allow a company to first assess qualitative factors to determine whether performing the current two-step process is necessary. Under this option, the calculation of a reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the unit’s carrying amount. The amendment became effective on January 1, 2012. The adoption of this guidance did not have an impact on the Company’s Condensed Consolidated Financial Statements.

2.	Cash Equivalents and Investments:

As of March 31, 2012 and December 31, 2011, the Company’s cash equivalents consisted entirely of money market funds with a fair value of $13.6 million and $11.6 million, respectively.

Investments consist of municipal debt securities and federal home loan securities. Investments with remaining maturities of less than one year are classified as short-term investments. Investments classified as long-term have maturities of one year to six years.

The Company intends and has the ability to hold its held-to-maturity securities to maturity, and therefore carries such investments at amortized cost in accordance with the provisions of the accounting guidance for investments in debt and equity securities. Held-to-maturity securities are not subject to the fair value disclosure requirements.

Investments held at March 31, 2012 and December 31, 2011 are summarized as follows (in thousands):

	March 31, 2012		December 31, 2011
	Short-Term	Long-Term	Short-Term	Long-Term

Municipal debt securities	$3,938	$26,469	$4,139	$26,964
Federal home loan securities	—	17,099	—	18,027

	$3,938	$43,568	$4,139	$44,991

3.	Fair Value Measurements:

In accordance with the accounting guidance for fair value measurements and disclosures, the Company carries its money market funds included in cash and cash equivalents at fair value. In accordance with the three-tier fair value hierarchy under this guidance, the Company determined the fair value using quoted market prices, a Level 1 input as defined under the accounting guidance for fair value measurements. At March 31, 2012 and December 31, 2011, the Company’s money market funds had a carrying amount of $13.6 million and $11.6 million, respectively.

The Company also carries the cash surrender value of life insurance related to its deferred compensation arrangements at fair value. The investments underlying the life insurance contracts consist primarily of exchange traded equity securities and mutual funds with quoted prices in active markets. In accordance with the three-tier fair value hierarchy, the Company determined the fair value using the cash surrender value of the life insurance, a Level 2 input as defined under the accounting guidance for fair value measurements. At March 31, 2012 and December 31, 2011, the Company’s cash surrender value of life insurance had a carrying amount of $14.0 million and $12.7 million, respectively.

In addition, the Company carries its contingent consideration liabilities related to acquisitions completed after January 1, 2009 at fair value. In accordance with the three-tier fair value hierarchy, the Company determined the fair value of its contingent consideration liabilities using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3, or unobservable inputs as defined under the accounting guidance for fair value measurements. At March 31, 2012 and December 31, 2011, the Company’s contingent consideration liabilities related to acquisitions completed after January 1, 2009 had a fair value of $38.4 million and $32.4 million, respectively. See Note 5 for more information regarding the Company’s contingent consideration liabilities recorded during the three months ended March 31, 2012.

The carrying amounts of cash equivalents, short-term investments, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments. The carrying values of long-term investments, line of credit and capital lease obligations approximate fair value. If the Company’s line of credit was measured at fair value, it would have been categorized as Level 2 in the fair value hierarchy.

4.	Accounts Receivable:

Accounts receivable, net consists of the following (in thousands):

	March 31, 2012	December 31, 2011

Gross accounts receivable	$865,807	$806,418
Allowance for contractual adjustments and uncollectibles	(629,090)	(576,030)

	$236,717	$230,388

5.	Business Acquisitions:

During the three months ended March 31, 2012, the Company completed the acquisition of four physician group practices for total consideration of $32.9 million, consisting of $26.8 million in cash and $6.1 million of contingent consideration. In connection with these acquisitions, the Company recorded goodwill of approximately $24.6 million and other intangible assets consisting primarily of physician and hospital agreements of approximately $8.3 million. The Company has not yet completed the purchase price allocation for one of the physician group practices acquired during the three months ended March 31, 2012, but management does not believe the additional adjustments will be material. These acquisitions expanded the Company’s national network of physician practices. The Company expects to improve the results of these physician practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based upon the significant infrastructure it has developed.

The contingent consideration of $6.1 million recorded during the three months ended March 31, 2012 is related to agreements to pay additional cash amounts based on the achievement of certain performance measures for up to five years ending after the acquisition dates. The accrued contingent consideration for each acquisition was recorded as a liability at acquisition-date fair value using the income approach with assumed discount rates ranging from 3.0% to 5.0% over the applicable terms and an assumed payment probability of 100% for each of the applicable years. The range of the undiscounted amount the Company could pay under the contingent consideration agreement is between $0 and $6.7 million.

During the three months ended March 31, 2012, the Company paid approximately $1.7 million for contingent consideration related to certain prior-period acquisitions, all of which was accrued as of December 31, 2011. The Company expects that the $24.6 million of goodwill recorded during the three months ended March 31, 2012 will be deductible for tax purposes.

The results of operations of the practices acquired during the three months ended March 31, 2012 and 2011 have been included in the Company’s Condensed Consolidated Financial Statements from their respective dates of acquisition. The following unaudited pro forma information combines the consolidated results of operations of the Company on a GAAP basis and the acquisitions completed during 2012 and 2011 as if the transactions had occurred on January 1, 2011 and January 1, 2010, respectively (in thousands, except for per share data):

	Three Months Ended March 31,
	2012	2011

Net patient service revenue	$426,666	$416,374
Net income (1)	$48,837	$49,287
Net income per share (2):
Basic	$1.01	$1.05
Diluted	$0.99	$1.02
Weighted average shares (2):
Basic	48,269	47,149
Diluted	49,399	48,361

Effective tax rate (1):	39.0%	39.5%

(1)

The comparison of net income is affected by the change in the effective tax rate. The effective tax rate was 39.0% for the three months ended March 31, 2012 as compared to 39.5% for the three months ended March 31, 2011.

(2)

The comparison of net income per share is affected by the changes in the number of weighted average shares outstanding in each period. The basic and diluted weighted average shares outstanding for the three months ended March 31, 2012 were 48.3 million and 49.4 million, respectively, as compared to 47.1 million and 48.4 million, respectively, for the three months ended March 31, 2011.

The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the periods, nor are they indicative of the results of future combined operations.

6.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2012	December 31, 2011

Accounts payable	$11,640	$12,264
Accrued salaries and bonuses	46,100	147,613
Accrued payroll taxes and benefits	23,582	29,443
Accrued contingent consideration	14,876	12,089
Accrued professional liabilities	13,742	13,218
Accrual for uncertain tax positions	3,242	3,242
Other accrued expenses	9,778	16,666

	$122,960	$234,535

The net decrease in accrued salaries and bonuses of $101.5 million, from $147.6 million at December 31, 2011 to $46.1 million at March 31, 2012, is primarily due to the payment of performance-based incentive compensation, principally to the Company’s physicians. A majority of the Company’s payments for performance-based incentive compensation is paid annually in the first quarter.

7.	Common and Common Equivalent Shares:

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

The calculation of shares used in the basic and diluted net income per share calculation for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Weighted average number of common shares outstanding	48,269	47,149
Weighted average number of dilutive common share equivalents	1,130	1,212

Weighted average number of common and common equivalent shares outstanding	49,399	48,361

Antidilutive securities not included in the dilutive earnings per share calculation	28	37

8.	Stock Incentive Plans and Stock Purchase Plans:

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

Under the 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards vest on a cliff basis over a term of five years upon the fulfillment of specified service-based and performance-based conditions or upon the satisfaction of specified performance-based conditions through December 31, 2018. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. At March 31, 2012, the Company had approximately 1.3 million shares available for future grants and awards under its Stock Incentive Plans.

Under the Company’s 1996 Non-Qualified Employee Stock Purchase Plan, as amended (the “Non-Qualified Plan”), employees are permitted to purchase the Company’s common stock at 85% of market value on January 1st, April 1st, July 1st and October 1st of each year. During the three months ended March 31, 2012, 27,418 shares were issued under the Non-Qualified Plan. At March 31, 2012, the Company had approximately 528,000 shares reserved for issuance under the Non-Qualified Plan.

During the three months ended March 31, 2012 and 2011, the Company recognized approximately $7.0 million and $6.5 million, respectively, of stock-based compensation expense related to the Stock Incentive Plans and the Non-Qualified Plan. The net excess tax benefit recognized in additional paid-in capital primarily related to the exercise of stock options for the three months ended March 31, 2012 was approximately $2.1 million.

9.	Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its common stock. The Company has not included an accrual for these matters as of March 31, 2012 in its Condensed Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

Overview

MEDNAX is a leading provider of physician services including newborn, maternal-fetal, other pediatric subspecialties, and anesthesia care. Our national network is composed of affiliated physicians, including those who provide neonatal clinical care in 34 states and Puerto Rico, primarily within hospital-based neonatal intensive care units, to babies born prematurely or with medical complications. We also have affiliated physicians who provide maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network includes other pediatric subspecialists, including those who provide pediatric cardiology care, pediatric intensive care, hospital-based pediatric care and pediatric surgical care. In addition, we have physicians who provide anesthesia care to patients in connection with surgical and other procedures as well as pain management.

During the three months ended March 31, 2012, we completed the acquisition of four physician group practices consisting of one neonatology practice, one maternal-fetal medicine practice, one pediatric cardiology practice and one other pediatric subspecialty practice. During the three months ended March 31, 2011, we completed the acquisition of three physician group practices consisting of one maternal-fetal medicine practice, one pediatric cardiology practice and one other pediatric subspecialty practice. Based on past results, we expect that we can improve the results of these practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as operating and cost savings, based upon the significant infrastructure we have developed.

Our results of operations for the three months ended March 31, 2012 and 2011 include the results of operations for these physician group practices from their respective dates of acquisition and therefore are not comparable in some respects.

The United States is continuing to be affected by unfavorable economic conditions, and the number of unemployed workers remains significant. During the three months ended March 31, 2012, the percentage of our patient services being reimbursed under government-sponsored healthcare programs increased as compared to the same period in 2011. We could experience additional payor shifts to government-sponsored programs if economic conditions do not improve or if they deteriorate further. Payments received from government-sponsored programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, many states continue to experience lower than anticipated revenue and continue to face significant budget shortfalls. These shortfalls could lead to reduced or delayed funding for state Medicaid programs and, in turn, reduced or delayed reimbursement for physician services.

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

Results of Operations

Three Months Ended March 31, 2012 as Compared to Three Months Ended March 31, 2011

Our net patient service revenue increased $40.3 million, or 10.6%, to $422.6 million for the three months ended March 31, 2012, as compared to $382.3 million for the same period in 2011. Of this $40.3 million increase, $31.2 million, or 77.4%, was attributable to revenue generated from acquisitions completed after December 31, 2010. Same-unit net patient service revenue increased $9.1 million, or 2.4%, for the three months ended March 31, 2012. The change in same-unit net patient service revenue was the result of an increase in revenue of $6.7 million, or 1.8%, from higher overall patient service volumes across our specialties and an increase of approximately $2.4 million, or 0.6%, related to net reimbursement-related factors. The increase in revenue of $6.7 million from higher patient service volumes is related to growth across all of our services, primarily in our hospital-based neonatal and anesthesia practices as well as our office-based maternal-fetal and pediatric cardiology practices. The increase in revenue of $2.4 million related to net reimbursement-related factors was primarily due to continued improvements in managed care contracting, an increase in the administrative fees received from our hospital partners due to the expansion of our services resulting from internal growth and the flow through of revenue from modest price increases, offset by a decrease in revenue caused by an increase in the percentage of our patients being enrolled in government-sponsored programs. Same units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased $28.4 million, or 11.6%, to $272.3 million for the three months ended March 31, 2012, as compared to $243.9 million for the same period in 2011. This $28.4 million increase was primarily attributable to increased costs associated with new physicians and other staff to support acquisition-related growth and growth at existing units, of which $22.5 million was related to salaries and $5.9 million was related to benefits and incentive compensation.

Practice supplies and other operating expenses increased $1.9 million, or 12.6%, to $17.0 million for the three months ended March 31, 2012, as compared to $15.1 million for the same period in 2011. The increase was attributable to practice supply and other costs of $0.9 million related to anesthesiology, hospital-based and hearing screen program acquisitions and rent, medical supply and other costs of $0.5 million related to our office-based acquisitions. In addition, practice supply and other costs at our existing units increased by $0.5 million.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $5.1 million, or 12.1%, to $46.9 million for the three months ended March 31, 2012, as compared to $41.8 million for the same period in 2011. This increase of $5.1 million is attributable to the overall growth of the Company, of which $1.1 million was attributable to acquisition-related growth. General and administrative expenses as a percentage of net patient service revenue was 11.1% for the three months ended March 31, 2012, as compared to 10.9% for the three months ended March 31, 2011.

Depreciation and amortization expense increased $1.3 million, or 23.0%, to $7.1 million for the three months ended March 31, 2012, as compared to $5.8 million for the same period in 2011. The increase was primarily attributable to the amortization of intangible assets related to acquisitions and the depreciation of fixed asset additions.

Income from operations increased $3.7 million, or 4.8%, to $79.4 million for the three months ended March 31, 2012, as compared to $75.7 million for the same period in 2011. Our operating margin decreased to 18.8% for the three months ended March 31, 2012, as compared to 19.8% for the same period in 2011. This decrease of 103 basis points was primarily due to the variability in margins due to the mix of practices acquired after December 31, 2010, as well as a slight increase in operating expenses during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

We recorded net interest expense of $0.1 million for the three months ended March 31, 2012, as compared to $0.6 million for the same period in 2011. The decrease in net interest expense was primarily due to lower average borrowings under our $500 million amended and restated revolving credit facility (“Line of Credit”), partially offset by a higher effective borrowing interest rate. Interest expense for the three months ended March 31, 2012 and 2011, consisted primarily of interest charges, commitment fees and amortized debt costs related to our Line of Credit and accretion expense.

Our effective income tax rate was 39.0% for the three months ended March 31, 2012, as compared to 39.5% for the same period in 2011.

Net income increased by 6.4% to $48.4 million for the three months ended March 31, 2012, as compared to $45.5 million for the same period in 2011.

Diluted net income per common and common equivalent share was $0.98 on weighted average shares outstanding of 49.4 million for the three months ended March 31, 2012, as compared to $0.94 on weighted average shares outstanding of 48.4 million for the same period in 2011.

Liquidity and Capital Resources

As of March 31, 2012, we had $22.4 million of cash and cash equivalents on hand as compared to $18.6 million at December 31, 2011. In addition, we had working capital of $188.4 million at March 31, 2012, an increase of $105.4 million from working capital of $83.0 million at December 31, 2011. This net increase in working capital is primarily due to year-to-date earnings, net borrowings on our Line of Credit and proceeds from the issuance of common stock under our stock incentive and stock purchase plans, partially offset by the use of funds for practice acquisition and contingent purchase price payments.

Our net cash used in operating activities was $32.1 million for the three months ended March 31, 2012, as compared to net cash used in operating activities of $14.5 million for the same period in 2011. This net increase in cash used of $17.6 million for the three months ended March 31, 2012 is primarily due to: (i) a net decrease in cash flow related to changes in the components of our accounts payable and accrued expenses, consisting primarily of changes in our accrued incentive compensation liability; partially offset by (ii) improved operating results and (iii) a net increase in cash flow related to changes in our income tax liabilities, resulting primarily from lower estimated tax payments.

During the three months ended March 31, 2012, accounts receivable increased by $6.3 million, as compared to an increase of $6.8 million for the same period in 2011. The net increases in accounts receivable for the three months ended March 31, 2012 and 2011 are primarily due to higher net patient service revenue recorded during the periods as well as increases in accounts receivable related to recent acquisitions.

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

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO was 51.0 days at March 31, 2012 as compared to 52.3 days at December 31, 2011.

During the three months ended March 31, 2012, cash used in operating activities related to accounts payable and accrued expenses was $114.4 million, compared to $89.7 million for the same period in 2011. The net increase in cash used of $24.7 million related to accounts payable and accrued expenses activities is primarily due to an increase in our annual payments due under our performance-based incentive compensation program, principally to our physicians, of which a majority is paid annually in the first quarter.

During the three months ended March 31, 2012, our net cash used in investing activities of $29.4 million included physician practice acquisition payments and contingent purchase price payments of $28.1 million and capital expenditures of $2.9 million, partially offset by net proceeds of $1.6 million related to the maturity and purchase of investments. Our acquisition payments were primarily related to the purchase of one neonatology practice, one maternal-fetal medicine practice, one pediatric cardiology practice and one other pediatric subspecialty practice. Our capital expenditures were for medical equipment, leasehold and other improvements, software, computer and office equipment and furniture and fixtures at our office-based practices and our corporate and regional offices. Under the current accounting guidance for business combinations, payments of contingent consideration liabilities related to acquisitions completed prior to January 1, 2009 are presented as cash flows from investing activities. Payments of contingent consideration liabilities related to acquisitions completed after January 1, 2009 are presented as cash flows from financing activities.

During the three months ended March 31, 2012, our net cash provided from financing activities of $65.3 million consisted primarily of net borrowings on our Line of Credit of $54.5 million, proceeds from the exercise of employee stock options and the issuance of common stock under our stock purchase plans of $9.3 million, and excess tax benefits related to the exercise of employee stock options and the vesting of restricted stock of $2.0 million, partially offset by the payment of $0.4 million for contingent consideration liabilities. Under the current accounting guidance for business combinations, payments of contingent consideration liabilities related to acquisitions completed after January 1, 2009 are presented as cash flows from financing activities. Payments of contingent consideration liabilities related to acquisitions completed prior to January 1, 2009 are presented as cash flows from investing activities.

Our $500 million Line of Credit, which is guaranteed by substantially all of our subsidiaries and affiliated professional contractors, includes (1) a $50 million sub-facility for the issuance of letters of credit and (2) a $25 million sub-facility for swingline loans. The Line of Credit may be increased to $570 million, subject to the satisfaction of specified conditions. At our option, borrowings under the Line of Credit (other than swingline loans) bear interest at (1) the alternate base rate (defined as the highest of (i) the Wells Fargo Bank, National Association prime rate, (ii) the Federal Funds Rate plus 1/2 of 1.000% and (iii) one month LIBOR plus 1.000%) or (2) the LIBOR rate, as defined in the Line of Credit, plus an applicable margin rate ranging from 0.125% to 0.500% for alternate base rate borrowings and 1.125% to 1.500% for LIBOR rate borrowings, in each case based on our consolidated leverage ratio. Swingline loans bear interest at the alternate base rate plus the applicable margin rate. We are subject to certain covenants and restrictions specified in the Line of Credit, including covenants that require us to maintain a minimum fixed charge coverage ratio and not to exceed a specified consolidated leverage ratio, to comply with laws, and restrict us from paying dividends and making certain other distributions, as specified therein. Failure to comply with these covenants would constitute an event of default under the Line of Credit, notwithstanding our ability to meet our debt service obligations. The Line of Credit includes various customary remedies for the lenders following an event of default.

At March 31, 2012, we had an outstanding principal balance of $83.5 million on our Line of Credit. We also had outstanding letters of credit associated with our professional liability insurance program of $5.5 million which reduced the amount available on our Line of Credit to $411.0 million at March 31, 2012. At March 31, 2012, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under our Line of Credit. Based on our current expectations, we believe we will be in compliance with these covenants throughout 2012.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at March 31, 2012 was $126.3 million, of which $13.7 million is classified as a current liability within accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our Line of Credit, will be sufficient to finance our working capital requirements, fund anticipated acquisitions and capital expenditures, and meet our contractual obligations for at least the next 12 months.

Caution Concerning Forward-Looking Statements

Certain information included or incorporated by reference in this Quarterly Report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements (other than statements of historical facts) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions and are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements in this Quarterly Report are made as of the date hereof, and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in the Company’s most recent Annual Report on Form 10-K, including the section entitled “Risk Factors.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our Line of Credit is subject to market risk and interest rate changes. Our Line of Credit bears interest at (1) the alternate base rate, which is defined as the highest of (i) the Wells Fargo Bank, National Association prime rate, (ii) the Federal Funds Rate plus 1/2 of 1.000% and (iii) one month LIBOR plus 1.000% or (2) the LIBOR rate, as defined in the Line of Credit, plus, an applicable margin rate ranging from 0.125% to 0.500% for alternate base rate borrowings and 1.125% to 1.500% for LIBOR rate borrowings, in each case based on the Company’s consolidated leverage ratio. The outstanding principal balance on our Line of Credit was $83.5 million at March 31, 2012. Considering the total outstanding balance of $83.5 million, a 1% change in interest rates would result in an impact to income before taxes of approximately $0.8 million per year.

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

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MEDNAX, INC.

Date: May 3, 2012	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2012	By:	/s/ Vivian Lopez-Blanco
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