Form 10-Q
period 2012-06-30
MEDNAX, INC.
filed 2012-07-31
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

On July 26, 2012, the registrant had outstanding 49,718,022 shares of Common Stock, par value $.01 per share.

MEDNAX, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDNAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
	(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$12,146	$18,596
Short-term investments	3,317	4,139
Accounts receivable, net	240,920	230,388
Prepaid expenses	7,775	6,305
Deferred income taxes	69,264	70,314
Other assets	6,801	7,531

Total current assets	340,223	337,273
Investments	49,126	44,991
Property and equipment, net	59,874	60,530
Goodwill	1,807,628	1,746,762
Other assets, net	90,115	83,092

Total assets	$2,346,966	$2,272,648

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$180,408	$234,535
Current portion of long-term capital lease obligations	95	143
Income taxes payable	16,706	19,623

Total current liabilities	197,209	254,301
Line of credit	—	29,000
Long-term capital lease obligations	289	327
Long-term professional liabilities	116,349	109,629
Deferred income taxes	104,545	93,831
Other liabilities	58,461	54,544

Total liabilities	476,853	541,632

Commitments and contingencies

Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 100,000 shares authorized; 49,678 and 48,933 shares issued and outstanding, respectively	497	489
Additional paid-in capital	754,841	724,646
Retained earnings	1,114,775	1,005,881

Total shareholders’ equity	1,870,113	1,731,016

Total liabilities and shareholders’ equity	$2,346,966	$2,272,648

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net patient service revenue	$449,530	$393,402	$872,146	$775,685

Operating expenses:
Practice salaries and benefits	275,951	235,292	548,212	479,186
Practice supplies and other operating expenses	17,956	16,253	34,941	31,343
General and administrative expenses	48,200	42,702	95,069	84,500
Depreciation and amortization	7,687	6,032	14,800	11,813

Total operating expenses	349,794	300,279	693,022	606,842

Income from operations	99,736	93,123	179,124	168,843
Investment income	365	329	793	654
Interest expense	(848)	(988)	(1,402)	(1,899)

Income before income taxes	99,253	92,464	178,515	167,598
Income tax provision	38,709	36,523	69,621	66,201

Net income	$60,544	$55,941	$108,894	$101,397

Per common and common equivalent share data:

Net income:
Basic	$1.25	$1.18	$2.25	$2.14

Diluted	$1.22	$1.15	$2.20	$2.09

Weighted average shares:
Basic	48,543	47,531	48,408	47,341

Diluted	49,545	48,730	49,474	48,547

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$108,894	$101,397
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	14,800	11,813
Accretion of contingent consideration liabilities	517	544
Stock-based compensation expense	13,089	13,205
Deferred income taxes	10,324	4,187
Changes in assets and liabilities:
Accounts receivable	(10,532)	(12,637)
Prepaid expenses and other assets	(740)	41
Other assets	540	2,721
Accounts payable and accrued expenses	(57,733)	(52,170)
Income taxes payable	(3,312)	2,421
Long-term professional liabilities	6,720	6,763
Other liabilities	2,466	2,557

Net cash provided from operating activities	85,033	80,842

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(64,869)	(11,533)
Purchases of investments	(14,113)	(7,922)
Proceeds from maturities of investments	10,800	16,055
Purchases of property and equipment	(6,821)	(23,419)

Net cash used in investing activities	(75,003)	(26,819)

Cash flows from financing activities:
Borrowings on line of credit	246,000	240,000
Payments on line of credit	(275,000)	(320,500)
Payment of contingent consideration liabilities	(4,903)	(3,700)
Payments on capital lease obligations	(86)	(354)
Excess tax benefit from exercises of stock options and vesting of restricted stock	3,706	5,143
Proceeds from issuance of common stock	13,803	23,101

Net cash used in financing activities	(16,480)	(56,310)

Net decrease in cash and cash equivalents	(6,450)	(2,287)
Cash and cash equivalents at beginning of period	18,596	26,251

Cash and cash equivalents at end of period	$12,146	$23,964

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

As of June 30, 2012 and December 31, 2011, the Company’s cash equivalents consisted entirely of money market funds with a fair value of $7.8 million and $11.6 million, respectively.

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

Investments held at June 30, 2012 and December 31, 2011 are summarized as follows (in thousands):

	June 30, 2012		December 31, 2011
	Short- Term	Long- Term	Short- Term	Long- Term

Municipal debt securities	$3,317	$26,306	$4,139	$26,964
Federal home loan securities	—	22,100	—	18,027
Certificates of deposit	—	720	—	—

	$3,317	$49,126	$4,139	$44,991

3.	Fair Value Measurements:

In accordance with the accounting guidance for fair value measurements and disclosures, the Company carries its money market funds included in cash and cash equivalents at fair value. In accordance with the three-tier fair value hierarchy under this guidance, the Company determined the fair value using quoted market prices, a Level 1 input as defined under the accounting guidance for fair value measurements. At June 30, 2012 and December 31, 2011, the Company’s money market funds had a carrying amount of $7.8 million and $11.6 million, respectively.

The Company also carries the cash surrender value of life insurance related to its deferred compensation arrangements at fair value. The investments underlying the life insurance contracts consist primarily of exchange-traded equity securities and mutual funds with quoted prices in active markets. In accordance with the three-tier fair value hierarchy, the Company determined the fair value using the cash surrender value of the life insurance, a Level 2 input as defined under the accounting guidance for fair value measurements. At June 30, 2012 and December 31, 2011, the Company’s cash surrender value of life insurance had a carrying amount of $13.7 million and $12.7 million, respectively.

In addition, the Company carries its contingent consideration liabilities related to acquisitions completed after January 1, 2009 at fair value. In accordance with the three-tier fair value hierarchy, the Company determined the fair value of its contingent consideration liabilities using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3, or unobservable inputs as defined under the accounting guidance for fair value measurements. At June 30, 2012 and December 31, 2011, the Company’s contingent consideration liabilities related to acquisitions completed after January 1, 2009 had a fair value of $34.1 million and $32.4 million, respectively. See Note 5 for more information regarding the Company’s contingent consideration liabilities recorded during the six months ended June 30, 2012.

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

4.	Accounts Receivable:

Accounts receivable, net consists of the following (in thousands):

	June 30, 2012	December 31, 2011

Gross accounts receivable	$858,016	$806,418
Allowance for contractual adjustments and uncollectibles	(617,096)	(576,030)

	$240,920	$230,388

5.	Business Acquisitions:

During the six months ended June 30, 2012, the Company completed the acquisition of seven physician group practices for total consideration of $70.6 million, consisting of $63.1 million in cash, $6.1 million of contingent consideration and $1.4 million of current liabilities. In connection with these acquisitions, the Company recorded goodwill of approximately $58.1 million, other intangible assets consisting primarily of physician and hospital agreements of approximately $13.6 million, fixed assets of approximately $0.3 million and other liabilities of $1.4 million. These acquisitions expanded the Company’s national network of physician practices. The Company expects to improve the results of these physician practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based upon the significant infrastructure it has developed.

The contingent consideration of $6.1 million recorded during the six months ended June 30, 2012 is related to agreements to pay additional cash amounts based on the achievement of certain performance measures for up to five years ending after the acquisition dates. The accrued contingent consideration for each acquisition was recorded as a liability at acquisition-date fair value using the income approach with assumed discount rates ranging from 3.0% to 5.0% over the applicable terms and an assumed payment probability of 100% for each of the applicable years. The range of the undiscounted amount the Company could pay under the contingent consideration agreement is between $0 and $6.7 million.

During the six months ended June 30, 2012, the Company paid and accrued for payments of approximately $9.0 million for contingent consideration related to certain prior-period acquisitions, of which $6.2 million was accrued as of December 31, 2011. The Company expects that $35.5 million of the $60.9 million of goodwill recorded during the six months ended June 30, 2012 will be deductible for tax purposes.

The results of operations of the practices acquired during the six months ended June 30, 2012 and 2011 have been included in the Company’s Condensed Consolidated Financial Statements from their respective dates of acquisition. The following unaudited pro forma information combines the consolidated results of operations of the Company on a GAAP basis and the acquisitions completed during 2012 and 2011 as if the transactions had occurred on January 1, 2011 and January 1, 2010, respectively (in thousands, except for per share data):

	Six Months Ended June 30,
	2012	2011

Net patient service revenue	$889,791	$862,745
Net income (1)	$110,309	$109,666
Net income per share (2):
Basic	$2.28	$2.32
Diluted	$2.23	$2.26
Weighted average shares (2):
Basic	48,408	47,341
Diluted	49,474	48,547

Effective tax rate (1):	39.0%	39.5%

(1)

The comparison of net income is affected by the change in the effective tax rate. The effective tax rate was 39.0% for the six months ended June 30, 2012 as compared to 39.5% for the six months ended June 30, 2011.

(2)

The comparison of net income per share is affected by the changes in the number of weighted average shares outstanding in each period. The basic and diluted weighted average shares outstanding for the six months ended June 30, 2012 were 48.4 million and 49.5 million, respectively, as compared to 47.3 million and 48.5 million, respectively, for the six months ended June 30, 2011.

The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the periods, nor are they indicative of the results of future combined operations.

6.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2012	December 31, 2011

Accounts payable	$12,104	$12,264
Accrued salaries and bonuses	91,235	147,613
Accrued payroll taxes and benefits	30,596	29,443
Accrued contingent consideration	14,234	12,089
Accrued professional liabilities	14,087	13,218
Accrual for uncertain tax positions	3,242	3,242
Other accrued expenses	14,910	16,666

	$180,408	$234,535

The net decrease in accrued salaries and bonuses of $56.4 million, from $147.6 million at December 31, 2011 to $91.2 million at June 30, 2012, is primarily due to the payment of performance-based incentive compensation, principally to the Company’s physicians, partially offset by performance-based incentive compensation accrued during the six months ended June 30, 2012. A majority of the Company’s payments for performance-based incentive compensation is paid annually in the first quarter.

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

The calculation of shares used in the basic and diluted net income per share calculation for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Weighted average number of common shares outstanding	48,543	47,531	48,408	47,341
Weighted average number of dilutive common share equivalents	1,002	1,199	1,066	1,206

Weighted average number of common and common equivalent shares outstanding	49,545	48,730	49,474	48,547

Antidilutive securities not included in the dilutive earnings per share calculation	40	63	34	50

8.	Stock Incentive Plans and Stock Purchase Plans:

On May 10, 2012, the Company’s shareholders approved the Amended and Restated 2008 Incentive Compensation Plan (the “Amended and Restated 2008 Incentive Plan”). The amendments increased the number of shares of common stock reserved for delivery under the Amended and Restated 2008 Incentive Plan as well as extended the expiration date to ten years from the effective date of approval. The Amended and Restated 2008 Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property. As provided in the Amended and Restated 2008 Incentive Plan, no additional grants can be made from the Company’s prior incentive plans, except that new awards will be permitted under the 2004 Incentive Compensation Plan (the “2004 Incentive Plan”) to the extent that shares previously granted under the 2004 Incentive Plan are forfeited, expire or terminate. Under the 2008 Amended and Restated Incentive Plan, a total of 5,029,717 shares were available for the granting of awards as of May 10, 2012. Collectively, the Company’s prior incentive plans and the Amended and Restated 2008 Incentive Plan are referred to as the Stock Incentive Plans.

Under the 2008 Amended and Restated Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards vest on a cliff basis over a term of five years upon the fulfillment of specified service-based and performance-based conditions or upon the satisfaction of specified performance-based conditions through December 31, 2018. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the six months ended June 30, 2012, the Company granted 446,451 shares of restricted stock to its employees and 14,625 shares of restricted stock to its non-employee directors under the Stock Incentive Plans. At June 30, 2012, the Company had approximately 4.2 million shares available for future grants and awards under its Stock Incentive Plans.

Under the Company’s 1996 Non-Qualified Employee Stock Purchase Plan, as amended (the “Non-Qualified Plan”), employees are permitted to purchase the Company’s common stock at 85% of market value on January 1st, April 1st, July 1st and October 1st of each year. During the six months ended June 30, 2012, 66,311 shares were issued under the Non-Qualified Plan. At June 30, 2012, the Company had approximately 489,000 shares reserved for issuance under the Non-Qualified Plan.

During the three and six months ended June 30, 2012 and 2011, the Company recognized approximately $6.1 million and $13.1 million, and $6.7 million and $13.2 million, respectively, of stock-based compensation expense related to the Stock Incentive Plans and the Non-Qualified Plan. The net excess tax benefit recognized in additional paid-in capital related to the exercise of stock options and the vesting of restricted stock for the six months ended June 30, 2012 was approximately $3.3 million.

9.	Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its common stock. The Company has not included an accrual for these matters as of June 30, 2012 in its Condensed Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

During the six months ended June 30, 2012, we completed the acquisition of seven physician group practices consisting of three anesthesiology practices, one neonatology practice, one maternal-fetal medicine practice, one pediatric cardiology practice and one other pediatric subspecialty practice. During the six months ended June 30, 2011, we completed the acquisition of three physician group practices consisting of one maternal-fetal medicine practice, one pediatric cardiology practice and one other pediatric subspecialty practice. Based on past results, we expect that we can improve the results of these practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as operating and cost savings, based upon the significant infrastructure we have developed.

Our results of operations for the six months ended June 30, 2012 and 2011 include the results of operations for these physician group practices from their respective dates of acquisition and therefore are not comparable in some respects.

The United States is continuing to be affected by unfavorable economic conditions, and the number of unemployed workers remains significant. During the six months ended June 30, 2012, the percentage of our patient services being reimbursed under government-sponsored healthcare programs increased as compared to the same period in 2011. We could experience additional payor shifts to government-sponsored programs if economic conditions do not improve or if they deteriorate further. Payments received from government-sponsored programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, although certain states are expecting some revenue increases when compared to the past few years, many states continue to experience lower than anticipated revenue and continue to face significant budget shortfalls. These shortfalls could lead to reduced or delayed funding for state Medicaid programs and, in turn, reduced or delayed reimbursement for physician services.

In March 2010, the “Patient Protection and Affordable Care Act,” (the “Healthcare Reform Act”), was enacted. The Healthcare Reform Act contains a number of provisions that could affect us over the next several years. These provisions include establishing health insurance exchanges to facilitate the purchase of qualified health plans, expanding Medicaid eligibility, subsidizing insurance premiums and creating incentives for businesses to provide healthcare benefits. Additionally, in May 2012, the Centers for Medicare & Medicaid Services published a proposed rule under the Healthcare Reform Act that certain physicians who provide eligible primary care services would generally be paid at Medicare rates in effect in calendar years 2013 and 2014 instead of state-established Medicaid rates. Generally, state Medicaid rates are lower than federally-established Medicare rates. We are currently evaluating the proposed rule, but we cannot predict with any assurance whether the rule will be adopted as proposed.

Many of the Healthcare Reform Act’s most significant reforms do not take effect until 2014 and thereafter, and their details will be shaped significantly by additional regulations that have yet to be proposed. Moreover, enactment of the Healthcare Reform Act has been controversial and has prompted numerous legal challenges to its constitutionality. The Supreme Court recently upheld most of the Healthcare Reform Act; however, it remains unclear whether there will be any changes made to certain provisions of the Healthcare Reform Act through future acts of Congress or executive actions and implementations. As a result, we cannot predict with any assurance the ultimate effect of the Healthcare Reform Act and related regulations and interpretive legislation on our Company, nor can we provide any assurance that its provisions will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

The following discussion contains forward-looking statements. Please see the Company’s most recent Annual Report on Form 10-K, including Item 1A, Risk Factors, for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. In addition, please see “Caution Concerning Forward-Looking Statements” below.

Results of Operations

Three Months Ended June 30, 2012 as Compared to Three Months Ended June 30, 2011

Our net patient service revenue increased $56.1 million, or 14.3%, to $449.5 million for the three months ended June 30, 2012, as compared to $393.4 million for the same period in 2011. Of this $56.1 million increase, $40.7 million, or 72.5%, was attributable to revenue generated from acquisitions completed after March 31, 2011. Same-unit net patient service revenue increased $15.4 million, or 3.9%, for the three months ended June 30, 2012. The change in same-unit net patient service revenue was the result of an increase in revenue of $9.3 million, or 2.4%, related to net reimbursement-related factors and an increase of $6.1 million, or 1.5%, from higher overall patient service volumes. The increase in revenue of $9.3 million related to net reimbursement-related factors was primarily due to continued improvements in managed care contracting, an increase in the administrative fees received from our hospital partners due to the expansion of our services resulting from internal growth and the flow through of revenue from modest price increases, partially offset by a decrease in revenue caused by an increase in the percentage of our patients being enrolled in government-sponsored programs. The increase in revenue of $6.1 million from higher patient service volumes is related to growth in our hospital-based neonatal and anesthesia services as well as our other pediatric physician services, primarily newborn nursery services, partially offset by slight declines in our office-based maternal-fetal and pediatric cardiology services. Same units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased $40.7 million, or 17.3%, to $276.0 million for the three months ended June 30, 2012, as compared to $235.3 million for the same period in 2011. This $40.7 million increase was primarily attributable to increased costs associated with new physicians and other staff to support acquisition-related growth and growth at existing units, of which $28.0 million was related to salaries and $12.7 million was related to incentive compensation, which increased based on physician-practice operational results, and benefits.

Practice supplies and other operating expenses increased $1.7 million, or 10.5%, to $18.0 million for the three months ended June 30, 2012, as compared to $16.3 million for the same period in 2011. The increase was attributable to practice supply and other costs of $1.3 million related to anesthesiology, hospital-based and hearing screen program acquisitions and rent, medical supply and other costs of $0.5 million related to our office-based acquisitions.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $5.5 million, or 12.9%, to $48.2 million for the three months ended June 30, 2012, as compared to $42.7 million for the same period in 2011. This increase of $5.5 million is attributable to the overall growth of the Company including acquisition-related growth. General and administrative expenses as a percentage of net patient service revenue were 10.7% for the three months ended June 30, 2012, as compared to 10.9% for the three months ended June 30, 2011.

Depreciation and amortization expense increased $1.7 million, or 27.4%, to $7.7 million for the three months ended June 30, 2012, as compared to $6.0 million for the same period in 2011. The increase was primarily attributable to the amortization of intangible assets related to acquisitions and the depreciation of fixed asset additions.

Income from operations increased $6.6 million, or 7.1%, to $99.7 million for the three months ended June 30, 2012, as compared to $93.1 million for the same period in 2011. Our operating margin decreased to 22.2% for the three months ended June 30, 2012, as compared to 23.7% for the same period in 2011. This decrease of 148 basis points was primarily due to an increase in operating expenses during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, as well as the variability in margins due to the mix of practices acquired after March 31, 2011.

We recorded net interest expense of $0.5 million for the three months ended June 30, 2012, as compared to $0.7 million for the same period in 2011. The decrease in net interest expense was primarily due to lower average borrowings under our $500 million amended and restated revolving credit facility (“Line of Credit”), partially offset by a higher effective borrowing interest rate. Interest expense for the three months ended June 30, 2012 and 2011 consisted primarily of interest charges, commitment fees and amortized debt costs related to our Line of Credit and accretion expense.

Our effective income tax rate was 39.0% for the three months ended June 30, 2012, as compared to 39.5% for the same period in 2011.

Net income increased by 8.2% to $60.5 million for the three months ended June 30, 2012, as compared to $55.9 million for the same period in 2011.

Diluted net income per common and common equivalent share was $1.22 on weighted average shares outstanding of 49.5 million for the three months ended June 30, 2012, as compared to $1.15 on weighted average shares outstanding of 48.7 million for the same period in 2011.

Six Months Ended June 30, 2012 as Compared to Six Months Ended June 30, 2011

Our net patient service revenue increased $96.4 million, or 12.4%, to $872.1 million for the six months ended June 30, 2012, as compared to $775.7 million for the same period in 2011. Of this $96.4 million increase, $71.1 million, or 73.8%, was attributable to revenue generated from acquisitions completed after December 31, 2010. Same-unit net patient service revenue increased $25.3 million, or 3.3%, for the six months ended June 30, 2012. The change in same-unit net patient service revenue was the result of an increase in revenue of $13.4 million, or 1.7%, from higher overall patient service volumes across all of our specialties and an increase of approximately $11.9 million, or 1.6%, related to net reimbursement-related factors. The increase in revenue of $13.4 million from higher patient service volumes is related to growth across all of our services, primarily in our hospital-based neonatal and anesthesia practices, as well as our other pediatric physician services, primarily newborn nursery services, and growth in our office-based maternal-fetal and pediatric cardiology services. The increase in revenue of $11.9 million related to net reimbursement-related factors was primarily due to continued improvements in managed care contracting, an increase in the administrative fees received from our hospital partners due to the expansion of our services resulting from internal growth and the flow through of revenue from modest price increases, partially offset by a decrease in revenue caused by an increase in the percentage of our patients being enrolled in government-sponsored programs. Same units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased $69.0 million, or 14.4%, to $548.2 million for the six months ended June 30, 2012, as compared to $479.2 million for the same period in 2011. This $69.0 million increase was primarily attributable to increased costs associated with new physicians and other staff to support acquisition-related growth and growth at existing units, of which $50.5 million was related to salaries and $18.5 million was related to benefits and incentive compensation.

Practice supplies and other operating expenses increased $3.6 million, or 11.5%, to $34.9 million for the six months ended June 30, 2012, as compared to $31.3 million for the same period in 2011. The increase was attributable to practice supply and other costs of $2.0 million related to anesthesiology, hospital-based and hearing screen program acquisitions and rent, medical supply and other costs of $0.9 million related to our office-based acquisitions. In addition, practice supply and other costs at our existing units increased by $0.7 million.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $10.6 million, or 12.5%, to $95.1 million for the six months ended June 30, 2012, as compared to $84.5 million for the same period in 2011. This increase of $10.6 million is attributable to the overall growth of the Company, including acquisition-related growth. General and administrative expenses as a percentage of net patient service revenue were 10.9% for the six months ended June 30, 2012 and 2011.

Depreciation and amortization expense increased $3.0 million, or 25.3%, to $14.8 million for the six months ended June 30, 2012, as compared to $11.8 million for the same period in 2011. The increase was primarily attributable to the amortization of intangible assets related to acquisitions and the depreciation of fixed asset additions.

Income from operations increased $10.3 million, or 6.1%, to $179.1 million for the six months ended June 30, 2012, as compared to $168.8 million for the same period in 2011. Our operating margin decreased to 20.5% for the six months ended June 30, 2012, as compared to 21.8% for the same period in 2011. This decrease of 123 basis points was primarily due to an increase in operating expenses during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, as well as the variability in margins due to the mix of practices acquired after December 31, 2010.

We recorded net interest expense of $0.6 million for the six months ended June 30, 2012, as compared to $1.2 million for the same period in 2011. The decrease in net interest expense was primarily due to lower average borrowings under our Line of Credit, partially offset by a higher effective borrowing interest rate. Interest expense for the six months ended June 30, 2012 and 2011, consisted primarily of interest charges, commitment fees and amortized debt costs related to our Line of Credit and accretion expense.

Our effective income tax rate was 39.0% for the six months ended June 30, 2012, as compared to 39.5% for the same period in 2011.

Net income increased by 7.4% to $108.9 million for the six months ended June 30, 2012, as compared to $101.4 million for the same period in 2011.

Diluted net income per common and common equivalent share was $2.20 on weighted average shares outstanding of 49.5 million for the six months ended June 30, 2012, as compared to $2.09 on weighted average shares outstanding of 48.5 million for the same period in 2011.

Liquidity and Capital Resources

As of June 30, 2012, we had $12.1 million of cash and cash equivalents on hand as compared to $18.6 million at December 31, 2011. In addition, we had working capital of $143.0 million at June 30, 2012, an increase of $60.0 million from working capital of $83.0 million at December 31, 2011. This net increase in working capital is primarily due to year-to-date earnings and proceeds from the issuance of common stock under our stock incentive and stock purchase plans, partially offset by the use of funds for practice acquisition and contingent purchase price payments and net payments on our Line of Credit.

Our net cash provided from operating activities was $85.0 million for the six months ended June 30, 2012, as compared to net cash provided from operating activities of $80.8 million for the same period in 2011. This net improvement of $4.2 million for the six months ended June 30, 2012 is primarily due to: (i) improved operating results, partially offset by (ii) a net decrease in cash flow related to changes in the components of our accounts payable and accrued expenses, consisting primarily of changes in our accrued incentive compensation liability and timing differences in our accounts payable.

During the six months ended June 30, 2012, accounts receivable increased by $10.5 million, as compared to an increase of $12.6 million for the same period in 2011. The net increases in accounts receivable for the six months ended June 30, 2012 and 2011 are primarily due to higher net patient service revenue recorded during the periods as well as increases in accounts receivable related to recent acquisitions.

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

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO improved to 48.8 days at June 30, 2012 as compared to 52.3 days at December 31, 2011, primarily as a result of improvement at existing units as well as the continued integration of our recent acquisitions.

During the six months ended June 30, 2012, cash used in operating activities related to accounts payable and accrued expenses was $57.7 million, compared to $52.2 million for the same period in 2011. The net increase in cash used of $5.5 million related to accounts payable and accrued expenses activities is primarily due to (i) an increase in our annual payments due under our performance-based incentive compensation program, principally to our physicians, of which a majority is paid annually in the first quarter and (ii) timing of our accounts payable accruals, offset by (iii) an increase in our accruals for performance-based incentive compensation during the six months ended June 30, 2012.

During the six months ended June 30, 2012, our net cash used in investing activities of $75.0 million included physician practice acquisition payments and contingent purchase price payments of $64.9 million, capital expenditures of $6.8 million and net purchases of $3.3 million related to the purchase and maturity of investments. Our acquisition payments were primarily related to the purchase of three anesthesiology practices, one neonatology practice, one maternal-fetal medicine practice, one pediatric cardiology practice and one other pediatric subspecialty practice. Our capital expenditures were for medical equipment, leasehold and other improvements, computer and office equipment, software and furniture and fixtures at our office-based practices and our corporate and regional offices. Under the current accounting guidance for business combinations, payments of contingent consideration liabilities related to acquisitions completed prior to January 1, 2009 are presented as cash flows from investing activities. Payments of contingent consideration liabilities related to acquisitions completed after January 1, 2009 are presented as cash flows from financing activities.

During the six months ended June 30, 2012, our net cash used in financing activities of $16.5 million consisted primarily of net payments on our Line of Credit of $29.0 million and the payment of $4.9 million for contingent consideration liabilities, partially offset by proceeds from the exercise of employee stock options and the issuance of common stock under our stock purchase plans of $13.8 million, and excess tax benefits related to the vesting of restricted stock and the exercise of employee stock options of $3.7 million. Under the current accounting guidance for business combinations, payments of contingent consideration liabilities related to acquisitions completed after January 1, 2009 are presented as cash flows from financing activities. Payments of contingent consideration liabilities related to acquisitions completed prior to January 1, 2009 are presented as cash flows from investing activities.

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

At June 30, 2012, we had no outstanding principal balance on our Line of Credit. We had outstanding letters of credit associated with our professional liability insurance program of $5.5 million which reduced the amount available on our Line of Credit to $494.5 million at June 30, 2012. At June 30, 2012, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under our Line of Credit. Based on our current expectations, we believe we will be in compliance with these covenants throughout 2012.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at June 30, 2012 was $130.4 million, of which $14.1 million is classified as a current liability within accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our Line of Credit is subject to market risk and interest rate changes. Our Line of Credit bears interest at (1) the alternate base rate, which is defined as the highest of (i) the Wells Fargo Bank, National Association prime rate, (ii) the Federal Funds Rate plus 1/2 of 1.000% and (iii) one month LIBOR plus 1.000% or (2) the LIBOR rate, as defined in the Line of Credit, plus, an applicable margin rate ranging from 0.125% to 0.500% for alternate base rate borrowings and 1.125% to 1.500% for LIBOR rate borrowings, in each case based on the Company’s consolidated leverage ratio. There was no outstanding principal balance on our Line of Credit at June 30, 2012.

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

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MEDNAX, INC.

Date: July 31, 2012	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2012	By:	/s/ Vivian Lopez-Blanco
Vivian Lopez-Blanco
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	MEDNAX, Inc. Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 30, 2012).

31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.