Form 10-K
period 2012-12-31
MEDNAX, INC.
filed 2013-02-15
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of shares of Common Stock of the registrant held by non-affiliates of the registrant on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3,338,146,800 based on a $68.54 closing price per share as reported on the New York Stock Exchange composite transactions list on such date.

The number of shares of Common Stock of the registrant outstanding on February 7, 2013 was 50,078,638.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, with respect to the 2013 Annual Meeting of Shareholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in the Form 10-K, each document incorporated by reference herein is deemed not to be filed as part hereof.

MEDNAX, INC.

ANNUAL REPORT ON FORM 10-K For the Year Ended December  31, 2012

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

OVERVIEW

MEDNAX is a leading provider of physician services including newborn, maternal-fetal, pediatric subspecialties, and anesthesia care. At December 31, 2012, our national network comprised over 2,100 affiliated physicians, including approximately 1,000 physicians who provide neonatal clinical care, in 34 states and Puerto Rico, primarily within hospital-based neonatal intensive care units (“NICUs”), to babies born prematurely or with medical complications. We have over 200 affiliated physicians who provide maternal-fetal care to expectant mothers experiencing complicated pregnancies and obstetrical hospitalist services in many areas where our affiliated neonatal physicians practice. Our network includes other pediatric subspecialists, including approximately 120 physicians providing pediatric cardiology care, 100 physicians providing pediatric intensive care, 60 physicians providing hospital-based pediatric care and 15 physicians providing pediatric surgical care. In addition, we have over 625 physicians who provide anesthesia care to patients in connection with surgical and other procedures as well as pain management.

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

•

Other Pediatric Subspecialty Care. Our network includes pediatric intensivists, who are hospital-based pediatricians with additional education and training in caring for critically ill or injured children and adolescents, pediatric hospitalists, who are hospital-based pediatricians specializing in inpatient care and management of acutely ill children and pediatric surgeons, who provide specialized care for patients ranging from newborns to adolescents, for all problems or conditions affecting children that require surgical intervention, and often have particular expertise in the areas of neonatal, prenatal, trauma, and pediatric oncology. Our affiliated physicians also provide clinical services in other areas of hospitals, particularly in the labor and delivery area, newborn nursery and pediatric department, where immediate accessibility to specialized care may be critical.

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

•

Pain Management. We also provide acute and chronic pain management services. Postoperative acute pain management is often initiated in the hospital recovery room and may continue for the remainder of the hospital stay. Chronic pain services are offered through outpatient medical offices, hospital clinics and ambulatory service centers. These facilities are staffed with board-certified anesthesiologists or neurologists, who are also board-certified or eligible-to-apply-for-certification in pain medicine, who provide patients with a comprehensive evaluation and treatment plan for their pain. These facilities provide a full spectrum of care ranging from medical management of pain through minimally invasive interventional procedures.

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

Demand for Our Services

Neonatal Medicine. Of the approximately four million births in the United States annually, we estimate that approximately 13% require NICU admissions. Numerous institutions conduct research to identify potential causes of premature birth and medical complications that often require NICU admissions. Some common contributing factors include the presence of hypertension or diabetes in the mother, lack of prenatal care, complications during pregnancy, drug and alcohol abuse and smoking or poor nutritional habits during pregnancy. Babies admitted to NICUs typically have an illness or condition that requires the care of a neonatologist. Babies who are born prematurely or have a low birth weight often require neonatal intensive care services because of increased risk for medical complications. We believe obstetricians generally prefer to perform deliveries at hospitals that provide a full complement of labor and delivery services, including a NICU staffed by board-certified or eligible-to-apply-for-certification neonatologists. Because obstetrics is a significant source of hospital admissions, hospital administrators have responded to these demands by establishing NICUs and contracting with independent neonatology group practices, such as our affiliated professional contractors, to staff and manage these units. As a result, NICUs within the United States tend to be concentrated in hospitals with higher volumes of births. There are approximately 5,000 board-certified neonatologists in the United States.

Maternal-Fetal Medicine. Expectant mothers with pregnancy complications often seek or are referred by their obstetricians to maternal-fetal medicine subspecialists. These subspecialists provide inpatient and outpatient care to women with conditions such as diabetes, heart disease, hypertension, multiple gestation, recurrent miscarriage, family history of genetic diseases, suspected fetal birth defects, and other complications during their pregnancies. We believe that improved maternal-fetal care has a positive impact on neonatal outcomes. Data on neonatal outcomes demonstrates that, in general, the likelihood of mortality or an adverse condition or outcome (referred to as “morbidity”) is reduced the longer a baby remains in the womb. There are approximately 1,900 board-certified maternal-fetal medicine subspecialists in the United States.

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

Other Pediatric Subspecialty Medicine. Other areas of pediatric subspecialty medicine are closely associated with maternal-fetal-newborn medical care. For example, pediatric intensivists are subspecialists who care for critically ill or injured children and adolescents in pediatric intensive care units (“PICUs”). There are approximately 1,600 board-certified pediatric intensivists in the United States. As another example, pediatric hospitalists are pediatricians who provide care in many hospital areas, including labor and delivery and the newborn nursery. In addition, pediatric surgeons provide specialized care for patients ranging from newborns to adolescents, for all problems or conditions affecting children that require surgical intervention, and often have particular expertise in the areas of neonatal, prenatal, trauma, and pediatric oncology. There are approximately 800 board-certified pediatric surgeons in the United States.

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

Our Business Strategy

Our business objective is to enhance our position as a leading provider of physician services. The key elements of our strategy to achieve this objective are:

•

Build upon core competencies. We have developed significant administrative expertise relating to neonatal, maternal-fetal and other pediatric subspecialty services, as well as, more recently, to our anesthesiology practices. We have also facilitated the development of a clinical approach to the practice of medicine among our affiliated physicians through a clinical data warehouse that includes research, education and quality initiatives intended to advance the practice of neonatology, maternal-fetal, pediatric cardiology medicine and pediatric intensive care, improve the quality of care provided to acutely ill newborns and expectant mothers with pregnancy complications and reduce long-term health system costs. We have begun the development and implementation of a clinical data warehouse throughout our anesthesiology practices by collecting patient information throughout the continuum of care. The growth of this program will allow us to establish quality benchmarks for clinical outcomes, patient satisfaction and perioperative efficiencies across our anesthesiology practices.

•

Promote same-unit and organic growth. We seek opportunities for increasing revenue from our hospital- and office-based operations. For example, our affiliated hospital-based neonatal, maternal-fetal and other pediatric physicians are well situated to, and, in some cases, provide physician services in other departments, such as newborn nurseries, or in situations where immediate accessibility to specialized obstetric and pediatric care may be critical. In addition, our hospital-based physicians are actively pursuing an organic growth strategy that involves working with our hospital partners to develop integrated services programs for which we become a multi-specialty provider of solutions within the maternal-fetal, newborn, pediatric continuum of care. An integrated program results in a broader offering of care across our specialties and permits the extension of our service lines in our markets. We are successfully executing this organic growth strategy and market partnership in several metropolitan areas and intend to continue this growth initiative in the future. In addition, we market our capabilities to obstetricians, pediatricians and family physicians to attract referrals to our hospital-

based units and our office-based practices. We also market the services of our affiliated physicians to other hospitals to attract neonatology transport admissions. In addition, we pursue new contractual arrangements with hospitals where we do not currently provide physician services. We are developing similar opportunities with our affiliated anesthesiologists.

•

Acquire physician practice groups. We continue to seek to expand our operations by acquiring established physician practices in our specialties which include neonatology, maternal-fetal medicine, pediatric cardiology and anesthesiology. We also pursue complementary pediatric subspecialty physician groups, such as pediatric intensivists, pediatric hospitalists and pediatric surgeons. During 2012, we added 16 physician groups to our national network through acquisitions consisting of eight anesthesiology practices, two maternal-fetal medicine practices, two pediatric cardiology practices, one neonatal practice, and three other pediatric subspecialty practices. The three other pediatric subspecialty practices acquired consist of one pediatric intensivist practice, one pediatric hospitalist program and one pediatric surgery practice.

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

OUR PHYSICIAN SERVICES

Neonatal Care

We provide neonatal care to babies born prematurely or with complications within specific hospital units, primarily NICUs, through our network of over 1,000 affiliated neonatal physicians and other related clinical professionals who staff and manage clinical activities at more than 330 NICUs in 34 states and Puerto Rico. We partner with our hospital clients in an effort to enhance the quality of care delivered to premature and sick babies. Some of the nation’s largest and most prestigious hospitals, both not-for-profit and for-profit institutions, retain us to staff and manage their NICUs. Our affiliated neonatologists generally provide 24-hours-a-day, seven-days-a-week coverage in NICUs, support the local referring physician community and are available for consultation in other hospital departments. Our hospital partners benefit from our experience in managing complex intensive care units. Our neonatal physicians interact with colleagues across the country through an internal communications system to draw upon their collective expertise in managing challenging patient-care issues. Our neonatal physicians also work collaboratively with maternal-fetal medicine subspecialists to coordinate care of mothers experiencing complicated pregnancies and their fetuses. We also employ or contract with neonatal nurse practitioners, who work with our affiliated physicians in providing medical care.

Maternal-Fetal Care

We provide outpatient and inpatient maternal-fetal care to expectant mothers with complicated pregnancies and their fetuses through our network of over 200 affiliated physicians and other related clinical professionals who provide maternal-fetal medical care. Our affiliated neonatologists practice with maternal-fetal medicine subspecialists to provide coordinated care for expectant mothers with complicated pregnancies whose babies are often admitted to the NICU upon delivery. We believe continuity of treatment from mother and developing fetus during the pregnancy to the newborn upon delivery has improved the clinical outcomes of our patients.

Pediatric Cardiology Care

Our pediatric cardiology practice consists of approximately 120 affiliated physicians and other related clinical professionals who provide specialized cardiac care to the fetus, neonatal and pediatric patients with congenital and acquired heart disorders, as well as adults with congenital heart defects, through scheduled office visits, hospital rounds and immediate consultation in emergency situations. Our affiliated cardiologists work collaboratively with neonatologists and maternal-fetal medicine subspecialists to provide a coordinated continuum of care.

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

•

Pediatric Intensive Care. We have approximately 100 affiliated physicians who provide clinical care for critically ill or injured children and adolescents. They staff and manage PICUs at over 35 hospitals.

•	Pediatric Hospitalists. We have over 60 affiliated hospital-based physicians who provide clinical care to acutely ill children at more than 20 hospitals.

•

Pediatric Surgery. We have 15 affiliated physicians in this subspecialty including pediatric urologists, pediatric plastic and craniofacial surgeons and general and thoracic pediatric surgeons who provide specialized care for patients ranging from newborns to adolescents, for all problems or conditions affecting children that require surgical intervention. Areas of particular expertise include management of neonatal and congenital anomalies, prenatal counseling, trauma management, pediatric oncology, gastrointestinal surgery, as well as common pediatric surgical conditions.

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

•

Newborn Hearing Screening Program. Our affiliated physicians also oversee our newborn hearing screening program. Since we launched this program in 1994, we believe that we have become the largest provider of newborn hearing screening services in the United States. In 2012, we screened over 650,000 babies for potential hearing loss at more than 330 hospitals across the nation. Over 40 states either require newborns to be screened for potential hearing loss before being discharged from the hospital or require that parents be offered the opportunity to submit their newborns to hearing screens. We contract or coordinate with hospitals to provide hearing screening services.

Anesthesia Care

We provide anesthesia care at hospitals, ambulatory surgery centers, and office-based practices with our over 625 affiliated anesthesiologists. Following the “care team” model, our physicians work with both practice and hospital employed anesthetists. As an integral part of the surgical team, our anesthesiologists support the surgeons by providing medical care before, during and after surgery so that surgeons may concentrate on the applicable surgery. Our anesthesiologists provide this care by evaluating the patient and consulting with the surgical team before surgery, providing pain control and support of life functions during surgery, supervising care after surgery and discharging the patient from the recovery unit. They also support other departments within the hospital such as labor and delivery, sedation for imaging, and the hospital’s emergency room by providing services as appropriate to patients requiring immediate care. In addition, our physicians provide anesthesia care at ambulatory surgical centers and office-based practices for procedures that require some level of anesthesia.

Pain Management

Our physicians and physician assistants provide pain management services in outpatient centers. Our physicians are board-certified in anesthesiology or neurology and board-certified, or eligible-to-apply-for-certification, in pain medicine. This advanced training and education expands treatment options available for both acute and chronic pain sufferers. The physicians develop treatment plans specific to the patients’ individual needs that include interventional techniques such as trigger point and facet injections, pain pumps, nerve stimulators, radiofrequency ablation and catheters as well as medication management.

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

•

We completed several new multi-center clinical trials in 2012. For example, in neonatal medicine, we completed one of the largest trials ever in neonatal nutrition, entitled How Illness and Nutritional Support Influence Amino Acid and Acylcarnitine Profiles in Premature Neonates. This trial enrolled over 1,000 patients and the data is currently being analyzed. Initial review suggests that the results of this trial will have a substantial impact upon the approach to premature infant feeding. New recommendations about the use of parenteral nutrition, breast milk, and formula for the low birth weight infant are likely to be forthcoming from this study. As a subset of this investigation, we undertook a detailed metabolic evaluation of breast milk and neonatal premature formulas that has revealed previously unknown details about the nutritional composition of these products in infant feeding. A second trial that examined the causes of mortality in the NICU, evaluating more than 600 cases, has also been completed and will soon be analyzed. New insights into preventative approaches to care are expected to result from this investigation.

•

We also continue to publish research based on data from our clinical information systems, our clinical trials, and from our individual practice efforts. In 2012, more than 75 papers were published as a result of this research addressing many different areas of neonatal, maternal-fetal, and pediatric cardiology care. Our clinical data warehouse has also remained a major reference source at a national level, and has been highlighted in several publications as well as in numerous national forums and presentations during 2012. Our clinical data warehouse now has accumulated clinical information from more than 800,000 infants and more than 16 million patient days, and is frequently used by universities and government agencies.

•

Continuous Quality Improvement. As part of our dedication to improving quality across our affiliated practices, we provide our clinicians with powerful information resources. Our physicians have access to accumulated data and robust software tools that enable them to compare their practices to our national practice network across a variety of activity and outcome metrics. From these comparisons, our physicians can identify areas for improvement, and then systematically monitor, study, learn and implement change. We believe that our initiatives in continuous quality improvement have contributed to better patient care. One of our efforts in neonatal care resulted in a significant reduction in the duration and frequency of antibiotic utilization in the NICU. Other ongoing projects include: optimization of weight gain among very low birth weight infants; focus on increasing the use of breast milk; and reduction in the rates of necrotizing enterocolitis, or death of intestinal tissue, and chronic lung disease. Our “100,000 Babies Campaign” is focused on the delivery of care in NICUs generally with improved clinical outcomes as a result. One of the current efforts in this project has been directed at reducing catheter-related blood stream infections in neonates, and has resulted in a continuing reduction in infection rates. Continuous quality improvement initiatives are underway for our other physician specialties. For example, in anesthesia care, several internal programs are being evaluated to provide standardized clinical outcome reporting, trend analysis and threshold performance. In addition, our anesthesiologists are leading several hospital sponsored patient safety initiatives. Our anesthesiologists are also evaluating our role in creating high performance surgical teams through innovative programs such as simulation centers and reenactment capabilities. Some of our prior continuous quality initiatives have resulted in published research papers. In March 2012, we published a second volume on continuous quality improvement issues entitled Evidence-Based Neonatal Pharmacotherapy in Clinics in Perinatology as a follow-up to our 2010 issue on neonatal quality improvement.

•

Continuing Medical Education. We also make extensive physician continuing medical education and continuing nursing education resources available to our affiliated clinicians in an effort to ensure that they have access to current treatment methodologies. As an accredited provider for clinicians, we offer live continuing medical education through what we believe is one of the premier conferences in neonatal medicine—NEO: The Conference for Neonatology. In 2012, we also held our Specialty Review in Neonatology course, which provides a broad review of the entire subspecialty of neonatal medicine. These two meetings, each held annually, had more than 1,100 attendees this past February. In addition to live educational opportunities, we also offer online education through “Pediatrix University—A University Without Walls®,” an interactive educational website, which we continue to enhance with live presentations that are recorded at our various in person conferences.

•

Patient Safety Organization. We have established a federally listed Patient Safety Organization (“PSO”), the mission of which is to improve the quality and safety of care rendered by our clinical providers through the collection and analysis of quality data. Our PSO encourages the development and dissemination of information regarding best practices and supports our dedication to clinical research and continuous quality improvement.

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

•

Unit Management. A senior physician practicing medicine in each NICU, PICU, maternal-fetal, pediatric cardiology, anesthesia and other subspecialty practice that we manage acts as the medical director for that unit or practice. Each medical director is responsible for the overall management of his or her unit or practice, including staffing and scheduling, quality of care, professional discipline, utilization review, coordinating physician recruitment, and monitoring the financial success within the unit or practice. Medical directors also serve as a liaison with hospital administration, other physicians and the community.

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

•

Risk Management and Other Services. We maintain a risk management program focused on reducing risk, including the identification and communication of potential risk areas to our medical affairs staff. We maintain professional liability coverage for our national group of affiliated healthcare professionals. Through our risk management and medical affairs staff, we conduct risk management programs for loss prevention and early intervention in order to prevent or minimize professional liability claims. In addition, we provide a multi-faceted compliance program that is designed to assist our affiliated practice groups in complying with increasingly complex laws and regulations. We also provide management information systems, facilities management, legal support, marketing support and other services to our affiliated physicians and affiliated practice groups.

OUR INFORMATION SYSTEMS

We maintain several information systems to support our day-to-day operations and ongoing clinical research and business analysis. Since inception, our clinical information systems have accumulated clinical information from more than 16 million daily progress records relating to over 800,000 discharged patients.

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

•

Nextgen®. We have licensed the Nextgen Electronic Medical Record (“EMR”) and Electronic Patient Management (“EPM”) system for our office-based maternal-fetal and pediatric cardiology physicians to record clinical documentation related to their patients and manage the revenue cycle for our office-based practices. This system has the ability to provide benefits to our office-based practices that are similar to what BabySteps provides to our neonatology practices, including decision trees to assist physicians with the selection of appropriate billing codes, promotion of consistent documentation, and data for research and education. We are continuing the process of implementing EMR and EPM in all of our office-based maternal-fetal and pediatric cardiology practices. The 5.6 version of our Nextgen system has been certified as a Complete Electronic Health Record system by CCHIT, in accordance with the applicable certification criteria adopted by the Secretary of Health and Human Services that support the Stage 1 meaningful use measures required to qualify eligible providers and hospitals for funding under the ARRA.

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

Hospitals

Our relationships with our hospital partners are critical to our operations. We have been retained by over 350 hospitals to staff and manage clinical activities within specific hospital-based units. Our affiliated physicians are important components of obstetric, pediatric and surgical services provided at hospitals. Our hospital-based focus enhances our relationships with hospitals and creates opportunities for our affiliated physicians to provide patient care in other areas of the hospital. For example, our physicians may provide care in emergency rooms, nurseries and other departments where access to specialized obstetric, pediatric and anesthesia care may be critical. Because hospitals control access to their units and operating rooms through the awarding of contracts and hospital privileges, we must maintain good relationships with our hospital partners. Our hospital partners benefit from our expertise in managing critical care units and other settings staffed with physician specialists, including managing variable admission rates, operating costs, complex reimbursement systems and other administrative burdens. We also work with our hospital partners to enhance their reputation and market our services to referring physicians, an important source of hospital admissions, within the communities served by those hospitals. In addition, our affiliated physicians work with our hospital partners to develop integrated services programs for solutions within the maternal-fetal, newborn, pediatric continuum of care. Integrated programs provide our hospital partners and us with incremental growth and result in a broader spectrum of care across our specialties and permit us to extend our patient service lines into our existing markets.

Under our contracts with hospitals, we have the responsibility to manage, in many cases exclusively, the provision of physician services for hospital-based units, such as NICUs, and other hospital settings. We typically are responsible for billing patients and third-party payors for services rendered by our affiliated physicians separately from other related charges billed by the hospital or other physicians to the same payors. Some of our hospital contracts require hospitals to pay us administrative fees. Some contracts provide for fees if the hospital does not generate sufficient patient volume in order to guarantee that we receive a specified minimum revenue level. We also receive fees from hospitals for administrative services performed by our affiliated physicians providing medical director services at the hospital. Administrative fees accounted for approximately 7% of our net patient service revenue during 2012. Some of our contracts with hospitals require us to indemnify them and their affiliates for losses resulting from the negligence of our affiliated physicians. Our hospital contracts typically have terms of one to three years which can be terminated without cause by either party upon prior written notice, and renew automatically for additional terms of one to three years unless terminated early by any party. While we have in most cases been able to renew these arrangements, hospitals may cancel or not renew our arrangements, or reduce or eliminate our administrative fees in the future.

Third-Party Payors

Our relationships with government-sponsored plans, including Medicaid and Medicare, managed care organizations and commercial health insurance payors are vital to our business. We seek to maintain professional working relationships with our third-party payors, streamline the administrative process of billing and collection, and assist our patients and their families in understanding their health insurance coverage and any balances due for co-payments, co-insurance, deductibles or out-of-network benefit limitations. In addition, through our quality initiatives and continuing research and education efforts, we have sought to enhance clinical care provided to patients, which we believe benefits third-party payors by contributing to improved patient outcomes and reduced long-term health system costs.

We receive compensation for professional services provided by our affiliated physicians to patients based upon rates for specific services provided, principally from third-party payors. Our billed charges are substantially the same for all parties in a particular geographic area, regardless of the party responsible for paying the bill for our services. A significant portion of our net patient service revenue is received from government-sponsored plans, principally state Medicaid programs. Medicaid programs pay for medical and health-related services for certain individuals and families with low incomes and resources and are jointly funded by the federal government and state governments. Medicaid programs can be either standard fee-for-service payment programs or managed care programs in which states have contracted with health insurance companies to run local or state-wide health plans with features similar to health maintenance organizations. Our compensation rates under standard Medicaid programs are established by state governments and are not negotiated. Rates under Medicaid managed care programs are negotiated but are similar to rates established under standard Medicaid programs. Although Medicaid rates vary across the states, these rates are generally much lower in comparison to private-sector health plan rates. In November 2012, the Centers for Medicare & Medicaid Services (“CMS”) adopted a rule under the “Patient Protection and Affordable Care Act,” (the “Affordable Care Act” formerly referred to as the “Healthcare Reform Act”) that would allow physicians who provide eligible primary care services to generally be paid at the Medicare reimbursement rates in effect in calendar years 2013 and 2014 instead of state-established Medicaid reimbursement rates. Generally, state Medicaid reimbursement rates are lower than federally-established Medicare rates. See Item 1A. Risk Factors—“State budgetary constraints could have an adverse effect on our reimbursement from Medicaid programs.”

Medicare is a health insurance program primarily for individuals 65 years of age and older, certain younger people with disabilities and people with end-stage renal disease. The program is provided without regard to income or assets and offers beneficiaries different ways to obtain their medical benefits. The most common option selected today by Medicare beneficiaries is the traditional fee-for-service payment system. The other options include managed care, preferred provider organizations, private fee-for-service and specialty plans. Medicare compensation rates are generally much lower in comparison to private-sector health plans. Because we provide anesthesia services to a wide array of patients, including Medicare beneficiaries, a portion of our patients’ services are reimbursed by Medicare.

In order to participate in government programs, we and our affiliated practices must comply with stringent and often complex enrollment and reimbursement requirements. Different states also impose differing standards for their Medicaid programs. See “Government Regulation—Government Reimbursement Requirements.”

We also receive compensation pursuant to contracts with commercial payors that offer a wide variety of health insurance products, such as health maintenance organizations, preferred provider organizations and exclusive provider organizations that are subject to various state laws and regulations, as well as self-insured organizations subject to federal Employee Retirement Income Security Act (“ERISA”) requirements. We seek to secure mutually agreeable contracts with payors that enable our affiliated physicians to be listed as in-network participants within the payors’ provider networks. We generally contract with commercial payors through our affiliated professional contractors. Subject to applicable laws and regulations, the terms, conditions and compensation rates of our contracts with commercial third-party payors are negotiated and often vary widely across markets and among payors. In some cases, we contract with organizations that establish and maintain provider networks and then rent or lease such networks to the actual payor. Our contracts with commercial payors typically provide for discounted fee-for-service arrangements and grant each party the right to terminate the contracts without cause upon prior written notice. In addition, these contracts generally give commercial payors the right to audit our billings and related reimbursements for professional and other services provided by or through our affiliated physicians.

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

Affiliated Physicians and Practice Groups

Our relationships with our affiliated physicians are important. Our affiliated physicians are organized in traditional practice group structures. In accordance with applicable state laws, our affiliated practice groups are responsible for the provision of medical care to patients. Our affiliated practice groups are separate legal entities organized under state law as professional associations, corporations and partnerships, which we sometimes refer to as “our affiliated professional contractors.” Each of our affiliated professional contractors is owned by a licensed physician affiliated with the Company through employment or another contractual relationship. Our national infrastructure enables more effective and efficient sharing of new discoveries and clinical outcomes data, including implementation of best demonstrated processes, and affords access to our sophisticated information systems, and clinical research and education.

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

Each of our affiliated professional contractors has entered into a comprehensive management agreement with a subsidiary of MEDNAX, Inc. as manager. These agreements are long-term in nature, and in most cases permanent, subject only to a right of termination by the manager (except in the case of gross negligence, fraud or illegal acts of the manager). Under the terms of these management agreements, the manager is typically paid for its services based on the performance of the applicable practice group. See “Government Regulation—Fee Splitting; Corporate Practice of Medicine.”

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

The healthcare industry is highly competitive. Companies in other segments of the industry as well as healthcare-focused and other private equity firms, some of which have financial and other resources greater than ours, may become competitors in providing neonatal, maternal-fetal, other pediatric subspecialty care or anesthesia services.

GOVERNMENT REGULATION

The healthcare industry is governed by a framework of federal and state laws, rules and regulations that are extensive and complex and for which, in many cases, the industry has the benefit of only limited judicial and regulatory interpretation. If we or one of our affiliated practice groups is found to have violated these laws, rules or regulations, our business, financial condition and results of operations could be materially adversely affected. Moreover, the Affordable Care Act signed into law in March 2010 contains numerous provisions that are reshaping the United States healthcare delivery system, and healthcare reform continues to attract significant legislative interest, regulatory activity, new approaches, legal challenges and public attention that create uncertainty and the potential for additional changes. Healthcare reform implementation, additional legislation or regulations, and other changes in government policy or regulation may affect our reimbursement, restrict our existing operations, limit the expansion of our business or impose additional compliance requirements and costs, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock. See Item 1A. Risk Factors—“The Affordable Care Act may have a significant effect on our business.”

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

Fee Splitting; Corporate Practice of Medicine

Many states have laws that prohibit business corporations, such as MDX, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians, or engaging in certain arrangements, such as fee splitting, with physicians. In light of these restrictions, we operate by maintaining long-term management contracts through our subsidiaries with affiliated professional contractors, which employ or contract with physicians to provide physician professional services. Under these arrangements, our manager subsidiaries perform only non-medical administrative services, do not represent that they offer medical services and do not exercise influence or control over the practice of medicine by the physicians employed by the affiliated professional contractors. In states where fee splitting with a business corporation or manager is prohibited, the fees that are received from the affiliated professional contractors have been established on a basis that we believe complies with applicable laws. Although the relevant laws in these states have been subject to limited judicial and regulatory interpretation, we believe that we are in compliance with applicable state laws in relation to the corporate practice of medicine and fee splitting. However, regulatory authorities or other parties, including our affiliated physicians, may assert that, despite these arrangements, we or our manager subsidiaries are engaged in the corporate practice of medicine or that the contractual arrangements with the affiliated professional contractors constitute unlawful fee splitting, in which case we could be subject to administrative, civil or criminal remedies or penalties, the contracts could be found legally invalid and unenforceable, in whole or in part, or we could be required to restructure our contractual arrangements with our affiliated professional contractors.

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

Violations of these laws are punishable by substantial penalties, including monetary fines, civil penalties, administrative remedies, criminal sanctions (in the case of the anti-kickback statute), exclusion from participation in FHC Programs and forfeiture of amounts collected in violation of such laws, any of which could have an adverse effect on our business and results of operations. Many of the states in which we operate also have similar anti-kickback and self-referral laws which are applicable to our government and non-government business and which also authorize substantial penalties for violations.

There are a variety of other types of federal and state fraud and abuse laws, including laws authorizing the imposition of criminal, civil and administrative penalties for filing false or fraudulent claims for reimbursement with government healthcare programs. These laws include the civil False Claims Act (“FCA”), which prohibits the submitting of or causing to be submitted false claims to the federal government or federal government programs, including Medicaid, Medicare, the TRICARE program for military dependents and retirees, and the Federal Employees Health Benefits Program. Substantial civil fines and multiple damages, along with other remedies, can be imposed for violating the FCA. Furthermore, proving a violation of the FCA requires only that the government show that the individual or company that submitted or caused to be submitted an allegedly false claim acted in “reckless disregard” of the truth or falsity of the claim, notwithstanding that there may have been no intent to defraud the government program and no actual knowledge that the claim was false (which typically are required to be shown to sustain a criminal conviction). The FCA also applies to the improper retention of known overpayments and includes “whistleblower” provisions that permit private citizens to sue a claimant on behalf of the government and thereby share in the amounts recovered under the law and to receive additional remedies. In recent years, many cases have been brought against healthcare companies by such “whistleblowers,” which have resulted in judgments or, more often, settlements involving substantial payments to the government by the companies involved. It is anticipated that the number of such actions against healthcare companies will continue to increase with the enactment of a growing number of state false claims acts and certain amendments to the FCA recently enacted by Congress and enhanced government enforcement.

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

The civil and administrative false claims statutes are being applied in an increasingly broader range of circumstances. For example, government authorities have asserted that claiming reimbursement for services that fail to meet applicable quality standards may, under certain circumstances, violate these statutes. Government authorities also often take the position, now with support from recent amendments to the FCA, that claims for services that were induced by kickbacks, Stark Law violations or other illicit marketing schemes are fraudulent and, therefore, violate the false claims statutes. Many of the laws and regulations referenced above can be used in conjunction with each other.

If we or our affiliated professional contractors were excluded from any government-sponsored healthcare programs, not only would we be prohibited from submitting claims for reimbursement under such programs, but we also would be unable to contract with other healthcare providers, such as hospitals, to provide services to them. It could also adversely affect our or our affiliated professional contractors’ ability to contract with, or to obtain payment from, non-governmental payors.

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

Government Reimbursement Requirements

In order to participate in the various state Medicaid programs and in the Medicare program, we and our affiliated practices must comply with stringent and often complex enrollment and reimbursement requirements. Moreover, different states impose differing standards for their Medicaid programs. While our compliance program requires that we and our affiliated practices adhere to the laws and regulations applicable to the government programs in which we participate, our failure to comply with these laws and regulations could negatively affect our business, financial condition and results of operations. See “Government Regulation—Fraud and Abuse Provisions,” “Government Regulation—Compliance Program,” “Government Investigations” and “Other Legal Proceedings,” and Item 1A. Risk Factors—“Government programs or private insurers may limit, reduce or make retroactive adjustments to reimbursement amounts or rates,” “We may become subject to billing investigations by federal and state government authorities” and “The healthcare industry is highly regulated, and government authorities may determine that we have failed to comply with applicable laws or regulations.”

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

Antitrust

The healthcare industry is subject to close antitrust scrutiny. In recent years, the Federal Trade Commission (the “FTC”), the DOJ, and state Attorneys General have increasingly taken steps to review and, in some cases, take enforcement action against business conduct and acquisitions in the healthcare industry. Violations of antitrust laws may be punishable by substantial penalties, including significant monetary fines, civil penalties, criminal sanctions, consent decrees and injunctions prohibiting certain activities or requiring divestiture or discontinuance of business operations. Any of these penalties could have a material adverse effect on our business, financial condition and results of operations.

HIPAA and Other Privacy Laws

Numerous federal and state laws, rules and regulations govern the collection, dissemination, use and confidentiality of protected health information, including the federal Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), and its implementing regulations, violations of which are punishable by monetary fines, civil penalties and, in some cases, criminal sanctions. As part of our medical record keeping, third-party billing, research and other services, we and our affiliated practices collect and maintain protected health information on the patients that we serve.

Pursuant to HIPAA, the U.S. Department of Health and Human Services (“HHS”) has adopted standards to protect the privacy and security of individually identifiable health information, known as the Privacy Standards and Security Standards. HHS’ Privacy Standards apply to medical records and other individually identifiable health information in any form, whether electronic, paper or oral, that is used or disclosed by healthcare providers, hospitals, health plans and healthcare clearinghouses, which are known as “Covered Entities.” We have implemented privacy policies and procedures, including training programs, designed to be compliant with the HIPAA Privacy Standards.

HHS’ Security Standards require healthcare providers to implement administrative, physical and technical safeguards to protect the integrity, confidentiality and availability of individually identifiable health information that is electronically received, maintained or transmitted (including between us and our affiliated practices). We have implemented security policies, procedures and systems designed to facilitate compliance with the HIPAA Security Standards.

In February 2009, Congress enacted the Health Information Technology for Economic and Clinical Health Act (“HITECH”) as part of the ARRA. Among other changes to the law governing protected health information, HITECH strengthens and expands HIPAA, increases penalties for violations, gives patients new rights to restrict uses and disclosures of their health information, and imposes a number of privacy and security requirements directly on our “Business Associates,” which are third-parties that perform functions or services for us or on our behalf. Specifically, HITECH requires that Covered Entities and Business Associates alike report any unauthorized use or disclosure of individually identifiable health information that meets the definition of a breach, to the affected individuals, HHS and, depending on the number of affected individuals, the media for the affected market. HITECH also authorizes state Attorneys General to bring civil actions in response to violations of HIPAA that threaten the privacy of state residents. As a result, we have made revisions to our privacy policies and procedures so that we are compliant with HITECH requirements.

In addition to the federal HIPAA and HITECH requirements, numerous other state and certain other federal laws protect the confidentiality of patient information, including state medical privacy laws, state social security number protection laws, human subjects research laws and federal and state consumer protection laws. In some cases, state laws are more stringent than HIPAA and therefore, are not preempted by HIPAA.

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

Compliance Program

We maintain a compliance program that reflects our commitment to complying with all laws, rules and regulations applicable to our business and that meets our ethical obligations in conducting our business (the “Compliance Program”). We believe our Compliance Program provides a solid framework to meet this commitment and our obligations as a provider of health care services, including:

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

•

a disclosure program that includes a mechanism to enable individuals to disclose on a confidential or anonymous basis to the Chief Compliance Officer or any person who is not in the disclosing individual’s chain of command, issues or questions believed by the individual to be a potential violation of criminal, civil, or administrative laws;

•	an organizational structure designed to integrate our compliance objectives into our corporate offices, divisions, regions and practices; and

•	education, monitoring and corrective action programs designed to establish methods to promote the understanding of our Compliance Program and adherence to its requirements.

The foundation of our Compliance Program is our Code of Conduct, which is intended to be a comprehensive statement of the ethical and legal standards governing the daily activities of our employees, affiliated professionals, independent contractors, officers and directors. All our personnel are required to abide by, and are given thorough education regarding, our Code of Conduct. In addition, all employees and affiliated professionals are expected to report incidents that they believe in good faith may be in violation of our Code of Conduct. We maintain a toll-free helpline to permit individuals to report compliance concerns on an anonymous basis and obtain answers to questions about our Code of Conduct. Our Compliance Program, including our Code of Conduct, is administered by our Chief Compliance Officer with oversight by our Chief Executive Officer, Compliance Committee and Board of Directors. Copies of our Code of Conduct and our Code of Professional Conduct—Finance are available on our website, www.mednax.com. Our Internet website and the information contained therein or connected thereto are not incorporated into or deemed a part of this Form 10-K. Any amendments or waivers to our Code of Professional Conduct—Finance will be promptly disclosed on our website following the date of any such amendment or waiver.

GOVERNMENT INVESTIGATIONS

We expect that audits, inquiries and investigations from government authorities, agencies, contractors and payors will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock.

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

EMPLOYEES AND PROFESSIONALS UNDER CONTRACT

In addition to the over 2,100 practicing physicians affiliated with us as of December 31, 2012, we employed or contracted with over 2,200 other clinical professionals, including advanced practice nurses, and approximately 3,600 other full-time and part-time employees.

GEOGRAPHIC COVERAGE

We provide services in 34 states, including Alaska, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Indiana, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Missouri, Montana, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and West Virginia, and Puerto Rico. During 2012, approximately 59% of our net patient service revenue was generated by operations in our five largest states. Our operations in Texas accounted for approximately 24% of our net patient service revenue for the same period. Although we continue to seek to diversify the geographic scope of our operations, primarily through acquisitions of physician group practices, we may not be able to implement successfully or realize the expected benefits of any of these initiatives. Adverse changes or conditions affecting states in which our operations are concentrated, such as healthcare reforms, changes in laws and regulations, reduced Medicaid or Medicare reimbursements, an increase in the income level required to qualify for government healthcare programs or government investigations, may have a material adverse effect on our business, financial condition and results of operations.

SERVICE MARKS

We have registered the service marks “MEDNAX National Medical Group and Design,” “Pediatrix Medical Group and Design,” “Obstetrix Medical Group and Design,” “American Anesthesiology and Design,” “BabySteps,” the “Baby Design,” “Pediatrix University,” “Pediatrix University-A University Without Walls,” and “QualitySteps,” among others, with the United States Patent and Trademark Office. In addition, we have pending applications to register the service marks “Quantum Clinical Navigation Systems,” “Pediatrix Cardiology and Design,” “Pediatrix International and Design,” “NEO Conference and Design” and “Specialty Review in Neonatology and Design,” among others.

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

The United States is continuing to be affected by unfavorable economic conditions and slow economic growth. The number of unemployed and under-employed workers remains significant. During the year ended December 31, 2012, the percentage of patient services being reimbursed under government-sponsored healthcare programs increased as compared to the year ended December 31, 2011. We could experience additional shifts if economic conditions do not improve or deteriorate further and possibly lower patient volumes. These conditions could also lead to additional increases in the number of unemployed and under-employed workers and a decline in the number of private employers that offer healthcare insurance coverage to their employees. Employers that do offer healthcare coverage may increase the required contributions from employees to pay for their coverage and increase patient responsibility amounts. As a consequence, the number of patients who participate in government-sponsored programs or are uninsured could increase. In addition, we cannot predict whether the Affordable Care Act will increase or decrease the number of patients with private healthcare insurance, obtained either through employers or the to be established insurance exchanges. Payments received from government-sponsored programs are substantially less than payments received from managed care and other third-party payors. A payor mix shift from managed care and other third-party payors to government payors may result in an increase in our estimated provision for contractual adjustments and uncollectibles and a corresponding decrease in our net patient service revenue. Further increases in the government component of our payor mix at the expense of other third-party payors could result in a significant reduction in our average reimbursement rates.

State budgetary constraints could have an adverse effect on our reimbursement from Medicaid programs.

As a result of slow economic growth, many states are continuing to collect less revenue than they did in prior years and as a consequence are facing significant budget shortfalls and underfunded pension and other obligations. Although the shortfalls for the budget year beginning in July 2012 were lower than in recent years, they are still significant by historical standards. Financial conditions in the states where the Company does business could lead to reduced or delayed funding for Medicaid programs and, in turn, reduced or delayed reimbursement for physician services, which could adversely affect our results of operations, cash flows and financial condition.

The birth rate in the United States has declined and may continue to fall.

Provisional data for 2011 indicates that the births in the United States declined by 1.0% from 2010, which fell by 3.0% from 2009. Although the provisional data is not yet available for 2012, we expect that birth trends may have improved in 2012 as compared to the prior few years. However, any declines in births could have an adverse effect on our patient volumes and revenue.

The Affordable Care Act may have a significant effect on our business.

In March 2010, the Affordable Care Act was enacted. The Affordable Care Act contains a number of provisions that could affect us over the next several years. These provisions include establishing health insurance exchanges to facilitate the purchase of qualified health plans, expanding Medicaid eligibility, subsidizing insurance premiums and creating requirements and incentives for businesses to provide healthcare benefits. Other provisions contain changes to healthcare fraud and abuse laws and expand the scope of the Federal False Claims Act.

The Affordable Care Act contains numerous other measures that could also affect us. For example, payment modifiers are to be developed that will differentiate payments to physicians under federal healthcare programs based on quality of care. In addition, other provisions authorize voluntary demonstration projects relating to the bundling of payments for episodes of hospital care and the sharing of cost savings achieved under the Medicare program.

In October 2011, the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule under the Affordable Care Act that is intended to allow physicians, hospitals and other health care providers to coordinate care for Medicare beneficiaries through Accountable Care Organizations (“ACOs”). ACOs are entities consisting of healthcare providers and suppliers organized to deliver services to Medicare beneficiaries and eligible to receive a share of any cost savings the entity can achieve by delivering services to those beneficiaries at a cost below a set baseline and with sufficient quality of care. We will continue to evaluate the impact of the ACO regulations on our business and operations.

Many of the Affordable Care Act’s most significant reforms, such as the establishment of state-based and federally facilitated insurance exchanges, do not take effect until 2014 and thereafter, and their details will be shaped significantly by implementing regulations that have yet to be finalized. In 2012, the U.S. Supreme Court heard challenges to the constitutionality of the Affordable Care Act’s individual mandate to purchase health insurance and to the viability of certain other provisions of the law. The Supreme Court issued a decision upholding most of the Affordable Care Act and determined that requiring individuals to maintain “minimum essential” health insurance coverage or pay a penalty to the Internal Revenue Service was within Congress’ constitutional taxing authority. However, the Supreme Court struck down a provision in the Affordable Care Act that penalized states that choose not to expand their Medicaid programs through an increase in the Medicaid eligibility income limit from a state’s current eligibility levels to 133% of the federal poverty limit. As a result of the Supreme Court’s ruling, it is unclear to what extent states will expand their Medicaid programs by raising the income limit to 133% of the federal poverty level and whether there will be more uninsured patients in 2014 than anticipated when the Affordable Care Act was enacted.

Federal and state agencies are expected to continue to implement provisions of the Affordable Care Act and to develop regulations following the Supreme Court’s decision. However, given the complexity and the number of changes expected as a result of the Affordable Care Act, as well as the implementation timetable for many of them, we cannot predict the ultimate impacts of the Affordable Care Act, as they may not be known for several years. The Affordable Care Act also remains subject to continuing legislative scrutiny, including efforts by Congress to amend or repeal a number of its provisions. As a result, we cannot predict with any assurance the ultimate effect of the Affordable Care Act on our Company, nor can we provide any assurance that its provisions will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Expanding eligibility of government-sponsored programs could adversely affect our reimbursement.

In February 2009, Congress reauthorized the State Children’s Health Insurance Program (“SCHIP”) through September 2013 and expanded its eligibility coverage. Further expansion of SCHIP eligibility and the Affordable Care Act’s expansion of Medicaid coverage could cause patients who otherwise would have participated in private healthcare insurance programs to participate in government-sponsored programs. Additional reform efforts could change the eligibility requirements for Medicaid and for other government-sponsored programs and could increase the number of patients who participate in such programs or the number of uninsured patients. Payments received from government-sponsored programs are substantially less than payments received from managed care and other third-party payors. A payor mix shift from managed care and other third-party payors to government payors may result in an increase in our estimated provision for contractual adjustments and uncollectibles and a corresponding decrease in our net patient service revenue. Further increases in the government component of our payor mix at the expense of other third-party payors could also result in a significant reduction in our average reimbursement rates.

Government programs or private insurers may limit, reduce or make retroactive adjustments to reimbursement amounts or rates.

A significant portion of our net patient revenue is derived from payments made by government-sponsored healthcare programs, principally Medicaid. These government programs, as well as private insurers, have taken and may continue to take steps, including a movement toward increased use of managed care organizations, value-based purchasing, and new patient care models, to control the cost, eligibility for, use and delivery of healthcare services as a result of budgetary constraints and cost containment pressures due to unfavorable economic conditions, rising healthcare costs and for other reasons, including those described above under Item 1. Business—“Government Regulation—Government Reimbursement Requirements.” These government programs and private insurers may attempt other measures to control costs, including bundling of services and denial of or reduction in reimbursement for certain services and treatments. As a result, payments from government programs or private payors may decrease significantly. Also, any adjustment in Medicare reimbursement rates may have a detrimental impact on our reimbursement rates not only for Medicare patients, but also because Medicaid and other third-party payors often base their reimbursement rates on a percentage of Medicare reimbursement rates. Our business also may be materially affected by limitations on or reductions in reimbursement amounts or rates or elimination of coverage for certain individuals or treatments. Moreover, because government programs generally provide for reimbursements on a fee-schedule basis rather than on a charge-related basis, we generally cannot increase our revenues from these programs by increasing the amount we charge for our services. To the extent our costs increase, we may not be able to recover our increased costs from these programs, and cost containment measures and market changes in non-governmental insurance plans have generally restricted our ability to recover, or shift to non-governmental payors, these increased costs. In addition, funds we receive from third-party payors are subject to audit with respect to the proper billing for physician and ancillary services and, accordingly, our revenue from these programs may be adjusted retroactively. Any retroactive adjustments to our reimbursement amounts could have a material effect on our financial condition, results of operations, cash flows and the trading price of our common stock.

In addition, Medicare reimbursement rates could be reduced due to formulaic rules. Presently, Medicare pays for all physician services based upon a national fee schedule which contains a list of uniform rates. The payment rates under the fee schedule are determined based on national uniform relative value units for the services provided, a geographic adjustment factor and a conversion factor. The fee schedule is adjusted annually based on a complex formula that is linked in part to the use of services by Medicare beneficiaries and the growth in gross domestic product. Since 2002, this formula has resulted in negative payment updates under the fee schedule that have grown increasingly larger, and Congress has had to take repeated legislative action to reverse scheduled payment reductions, most recently in January 2013, when legislation was enacted to avert a rate reduction and temporarily extend existing Medicare physician payment rates through the end of December 2013. If Congress does not take further action, the Medicare fee schedule will be reduced by approximately 27% effective January 1, 2014. Fee reductions will continue to be scheduled annually and will grow to approximately 40% in cumulative reductions by 2016 unless Congress takes action in the future to modify or reform the mechanism by which payment rates are updated. In addition to the reductions under the Medicare fee schedule, the Budget Control Act of 2011 sets forth across-the-board cuts (“sequestrations”) to Medicare reimbursement rates which are scheduled to begin in April 2013. These annual reductions of 2% apply to mandatory and discretionary spending in the years 2013 to 2021. Unless Congress takes action in the future to modify these sequestrations, Medicare reimbursements will be reduced by 2% annually and will grow to approximately 10% in cumulative reductions by 2021. If no action is taken, reductions in the fee schedule and reductions as a result of the sequestrations could have a material adverse effect on our financial condition, results of operations, cash flows and the trading price of our common stock.

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

The healthcare industry and physicians’ medical practices, including the healthcare and other services that we and our affiliated physicians provide, are subject to extensive and complex federal, state and local laws and regulations, compliance with which imposes substantial costs on us. Of particular importance are the provisions summarized as follows:

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

We may in the future become the subject of regulatory or other investigations or proceedings, and our interpretations of applicable laws, rules and regulations may be challenged. For example, regulatory authorities or other parties may assert that our arrangements with our affiliated professional contractors constitute fee splitting or the corporate practice of medicine and seek to invalidate these arrangements, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock. See Item 1. Business—“Government Regulation—Fee Splitting; Corporate Practice of Medicine.” Regulatory authorities or other parties also could assert that our relationships, including fee arrangements, among our affiliated professional contractors, hospital clients or referring physicians violate the anti-kickback, fee splitting or self-referral laws and regulations or that we have submitted false claims or otherwise failed to comply with government program reimbursement requirements. See Item 1. Business—“Government Regulation—Fraud and Abuse Provisions” and “—Government Reimbursement Requirements.” Such investigations, proceedings and challenges could result in substantial defense costs to us and a diversion of management’s time and attention. In addition, violations of these laws are punishable by monetary fines, civil and criminal penalties, exclusion from participation in government-sponsored healthcare programs, and forfeiture of amounts collected in violation of such laws and regulations, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock.

Federal and state laws that protect the privacy and security of protected health information may increase our costs and limit our ability to collect and use that information and subject us to penalties if we are unable to fully comply with such laws.

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

•	HITECH, which strengthens and expands the HIPAA Privacy Standards and Security Standards;

•	Other federal and state laws restricting the use and protecting the privacy and security of protected information, many of which are not preempted by HIPAA;

•	Federal and state consumer protection laws; and

•	Federal and state laws regulating the conduct of research with human subjects.

As part of our medical record keeping, third-party billing, research and other services, we collect and maintain protected health information in paper and electronic format. New protected health information standards, whether implemented pursuant to HIPAA, HITECH, congressional action or otherwise, could have a significant effect on the manner in which we handle healthcare-related data and communicate with payors, and compliance with these standards could impose significant costs on us or limit our ability to offer services, thereby negatively impacting the business opportunities available to us.

If we do not comply with existing or new laws and regulations related to protected health information we could be subject to remedies that include monetary fines, civil or administrative penalties or criminal sanctions.

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

Our affiliated physicians are responsible for maintaining sufficient supporting documentation for the services they provide. We use this information to seek reimbursement for their services from third-party payors. If our physicians do not appropriately document, or where applicable, code for their services, we could be subjected to administrative, regulatory, civil, or criminal investigations or sanctions and our business, financial condition, results of operations and cash flows could be adversely affected.

We may not find suitable acquisition candidates or successfully integrate our acquisitions. Our acquisitions may expose us to greater business risks and could affect our payor mix.

We have expanded and intend to continue to seek to expand our presence in new and existing metropolitan areas for us by acquiring established neonatal, maternal-fetal, pediatric cardiology and other complementary pediatric subspecialty physician groups and anesthesia care practices.

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

•

We may not be able to complete acquisitions of physician practices or we may complete acquisitions on less favorable terms as a result of higher tax rates on high-income individuals resulting from the American Taxpayer Relief Act of 2012. Specifically, our acquisition candidates may require a higher purchase price to compensate them for this increased tax burden.

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

We may not be able to successfully execute our same-unit and organic growth strategies.

In addition to our acquisition growth strategy, we seek opportunities for increasing revenue from our existing hospital- and office-based operations through same-unit and organic growth strategies. We may not be able to successfully execute our same-unit and organic growth strategies for the following reasons:

•	We may not be able to expand the services that our affiliated physicians provide to our hospital partners.

•	We may not be able to attract referrals or neonatology transports to our hospital-based units and our office-based practices.

•	We may not be able to execute new contractual arrangements with hospitals where we do not currently provide physician services.

•

We may not be able to work with our hospital partners to develop integrated services programs for which we become a multi-specialty provider of solutions within the maternal-fetal, newborn, pediatric continuum of care.

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

Our affiliated professional contractors usually enter into employment agreements with our affiliated physicians. Certain of our employment agreements can be terminated without cause by any party upon prior written notice. In addition, substantially all of our affiliated physicians have agreed not to compete within a specified geographic area for a certain period after termination of employment. The law governing non-compete agreements and other forms of restrictive covenants varies from state to state. Although we believe that the non-competition and other restrictive covenants applicable to our affiliated physicians are reasonable in scope and duration and therefore enforceable under applicable state law, courts and arbitrators in some states are reluctant to strictly enforce non-compete agreements and restrictive covenants against physicians. If a substantial number of our affiliated physicians leave our affiliated practices or our affiliated professional contractors are unable to enforce the non-competition covenants in the employment agreements, our business, financial condition, results of operations and cash flows could be materially adversely affected. We cannot predict whether a court or arbitration panel would enforce these covenants.

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

We have experienced significant growth in our business and the number of our employees and affiliated physicians in recent years which places significant demands on our financial, operational and management resources. Continued growth may impair our ability to provide our services efficiently and to manage our employees adequately. While we are taking steps to manage our growth, our future results of operations could be materially adversely affected if we are unable to do so effectively.

Our quarterly results will likely fluctuate from period to period.

We have historically experienced and expect to continue to experience quarterly fluctuations in net patient service revenue and net income. For example, we typically experience negative cash flow from operations in the first quarter of each year, principally as a result of bonus payments to affiliated physicians as well as discretionary matching contributions for participants in our qualified contributory savings plans (401(k) Plans). In addition, a significant number of our employees and associated professional contractors (primarily affiliated physicians) exceed the level of taxable wages for social security contributions during the first and second quarters. As a result, we incur a significantly higher payroll tax burden and our net income is lower during those quarters. Moreover, a lower number of calendar days are present in the first and second quarters of the year as compared to the remainder of the year. Because we provide services in the NICU on a 24-hours-a-day basis, 365 days a year, any reduction in service days will have a corresponding reduction in net patient service revenue. In addition, any reduction in office days in our office-based practices will also have a corresponding reduction in net patient service revenue. We also have significant fixed operating costs, including costs for our affiliated physicians, and as a result, are highly dependent on patient volume and capacity utilization of our affiliated physicians to sustain profitability. Quarterly results may also be impacted by the timing of acquisitions and any fluctuation in patient volume. As a result, our results of operations for any quarter are not indicative of results of operations for any future period or full fiscal year.

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

Our net patient service revenue is derived primarily from fee-for-service billings for patient care provided within hospital units by our affiliated physicians and from administrative fees paid to us by hospitals. See Item 1. Business—“Relationships with Our Partners—Hospitals.” Our hospital partners may cancel or not renew their contracts with us, reduce or eliminate our administrative fees in the future, or refuse to pay us our administrative fees if we fail to honor the terms of our agreement. Adverse economic conditions could influence future actions of our hospital partners. To the extent that our arrangements with our hospital partners are canceled, or are not renewed or replaced with other arrangements having at least as favorable terms, our business, financial condition and results of operations could be adversely affected. In addition, to the extent our affiliated physicians lose their privileges in hospitals or hospitals enter into arrangements with or employ other physicians, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Hospitals could limit our ability to use our management information systems in our units by requiring us to use their own management information systems.

Our management information systems, including BabySteps® and Quantum Clinical Navigation Systems are used to support our day-to-day operations and ongoing clinical research and business analysis. If a hospital prohibits us from using our own management information systems, it may interrupt the efficient operation of our information systems which, in turn, may limit our ability to operate important aspects of our business, including billing and reimbursement as well as research and education initiatives. This inability to use our management information systems at hospital locations may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our industry is already competitive and could become more competitive.

The healthcare industry is highly competitive and subject to continual changes in the methods by which services are provided and the manner in which healthcare providers are selected and compensated. Because our operations consist primarily of physician services provided within hospital-based units, we compete with other healthcare services companies and physician groups for contracts with hospitals to provide our services to patients. We also face competition from hospitals themselves to provide our services. Companies in other healthcare industry segments, some of which have greater financial and other resources than ours, may become competitors in providing neonatal, maternal-fetal, pediatric subspecialty care or anesthesia care. Additionally, we face competition from healthcare-focused and other private equity firms. We may not be able to continue to compete effectively in this industry, additional competitors may enter metropolitan areas where we operate, and this increased competition may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Unfavorable changes or conditions could occur in the states where our operations are concentrated.

A majority of our net patient service revenue in 2012 was generated by our operations in five states. In particular, Texas accounted for approximately 24% of our net patient service revenue in 2012. See Item 1. Business—“Geographic Coverage.” Adverse changes or conditions affecting these particular states, such as healthcare reforms, changes in laws and regulations, reduced Medicaid reimbursements and government investigations, economic conditions and natural disasters may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our corporate office building, which we own, is located in Sunrise, Florida and contains 80,000 square feet of office space. We own an additional office building covering an additional 180,000 square feet for other administrative functions in Sunrise, Florida. We also lease space in hospitals and other facilities for our business and medical offices, and other needs. See Note 15 to the Consolidated Financial Statements in this Form 10-K, which is incorporated herein by reference. We believe that our facilities and the equipment used in our business are in good condition, in all material respects, and sufficient for our present needs.

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

Price Range of Common Stock

Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “MD.” The high and low sales prices for a share of our common stock for each quarter during our last two fiscal years are set forth below:

	High	Low
2012
First Quarter	$75.86	$66.95
Second Quarter	74.67	59.24
Third Quarter	76.67	60.90
Fourth Quarter	81.73	67.86

2011
First Quarter	$70.17	$58.96
Second Quarter	75.47	65.49
Third Quarter	74.70	58.48
Fourth Quarter	72.58	59.85

As of February 7, 2013, we had 271 holders of record of our common stock, and the closing sales price on that date for our common stock was $85.57 per share. We believe that the number of beneficial owners of our common stock is greater than the number of record holders because a significant number of shares of our common stock is held through brokerage firms in “street name.”

Dividend Policy

We did not declare or pay any cash dividends on our common stock in 2012 or 2011, nor do we currently intend to declare or pay any cash dividends in the future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, results of operations, capital requirements, our general financial condition, general business conditions and contractual restrictions on payment of dividends, if any, as well as such other factors as our Board of Directors may deem relevant. Our revolving line of credit restricts our ability to declare and pay cash dividends. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Liquidity and Capital Resources.”

Performance Graph

The following graph compares the cumulative total shareholder return on $100 invested on December 31, 2007 in our common stock against the cumulative total return of the S&P 500 Index, S&P 600 Health Care Index, and the NYSE Composite Index. The returns are calculated assuming reinvestment of dividends. The graph covers the period from December 31, 2007 through December 31, 2012. The stock price performance included in the graph is not necessarily indicative of future stock price performance.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

	Base Period	Years Ending
Company/Index	2007	2008	2009	2010	2011	2012
MEDNAX, Inc.	$100.00	$88.20	$98.74	$105.66	$116.68	$125.81
S&P 500 Index	$100.00	$79.68	$91.68	$93.61	$108.59	$112.85
S&P 600 Health Care	$100.00	$87.91	$107.71	$122.52	$139.00	$146.25
NYSE Composite Index	$100.00	$73.77	$81.76	$76.76	$86.69	$90.00

Issuer Purchases of Equity Securities

During the three months ended December 31, 2012, we did not repurchase any shares of our securities.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2012, we did not sell any unregistered shares of our securities.

Equity Compensation Plans

Information regarding equity compensation plans is set forth in Item 12 of this Form 10-K and is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following table includes selected consolidated financial data set forth as of and for each of the five years in the period ended December 31, 2012. The balance sheet data at December 31, 2012 and 2011, and the income statement data for the years ended December 31, 2012, 2011 and 2010, have been derived from the Consolidated Financial Statements included in this Form 10-K. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and the related notes included in Items 7 and 8, respectively, of this Form 10-K (in thousands, except per share and other operating data).

	Years Ended December 31,
	2012	2011	2010	2009	2008
Consolidated Income Statement Data:
Net patient service revenue (1)	$1,816,612	$1,588,248	$1,401,559	$1,288,264	$1,068,277

Operating expenses:
Practice salaries and benefits	1,130,913	970,396	854,920	783,493	643,445
Practice supplies and other operating expenses	71,823	66,815	57,511	52,232	44,767
General and administrative expenses	193,540	170,356	154,267	147,162	124,965
Depreciation and amortization	30,816	25,292	21,950	16,448	13,071

Total operating expenses	1,427,092	1,232,859	1,088,648	999,335	826,248

Income from operations	389,520	355,389	312,911	288,929	242,029
Investment income	1,896	1,495	1,434	1,682	2,982
Interest expense	(3,245)	(3,639)	(3,193)	(2,911)	(3,593)

Income from continuing operations before income taxes	388,171	353,245	311,152	287,700	241,418
Income tax provision	147,264	135,248	108,461	111,896	94,736

Income from continuing operations	240,907	217,997	202,691	175,804	146,682
Income from discontinued operations, net of income taxes (2)	—	—	—	—	22,519

Net income	$240,907	$217,997	$202,691	$175,804	$169,201

Per Common and Common Equivalent Share Data:
Income from continuing operations:
Basic	$4.95	$4.57	$4.35	$3.86	$3.18

Diluted	$4.85	$4.47	$4.26	$3.78	$3.11

Income from discontinued operations:
Basic	$—	$—	$—	$—	$0.49

Diluted	$—	$—	$—	$—	$0.48

Net income per common share:
Basic	$4.95	$4.57	$4.35	$3.86	$3.67

Diluted	$4.85	$4.47	$4.26	$3.78	$3.59

Weighted average shares:
Basic	48,693	47,706	46,630	45,573	46,121

Diluted	49,691	48,796	47,570	46,471	47,161

	Years Ended December 31,
	2012	2011	2010	2009	2008
Other Operating Data:
Number of physicians at end of year	2,152	1,839	1,675	1,484	1,274
Number of births	761,698	745,929	736,191	744,202	730,049
NICU admissions	99,539	97,101	93,310	90,567	86,865
NICU patient days	1,828,605	1,754,401	1,710,904	1,658,845	1,566,485

Consolidated Balance Sheet Data:
Cash and cash equivalents	$21,280	$18,596	$26,251	$26,503	$14,346
Working capital	90,706	82,972	74,948	43,832	51,587
Total assets	2,750,337	2,272,648	2,037,646	1,689,350	1,496,874
Total liabilities	714,969	541,632	590,192	499,252	531,736
Borrowings under line of credit	144,000	29,000	146,500	50,000	139,500
Capital lease obligations, including current maturities	334	470	181	443	614
Shareholders’ equity	2,035,368	1,731,016	1,447,454	1,190,098	965,138

(1)	We add new physician practices each year as a result of acquisitions. The increase in net patient service revenue related to acquisitions was approximately $179.0 million, $140.1 million, $96.6 million, $169.5 million, and $122.8 million for the years ended December 31, 2012, 2011, 2010, 2009, and 2008, respectively.
(2)	In 2008, we completed the sale of our newborn metabolic screening laboratory business in a cash transaction for $68.3 million and recorded a gain on the sale, net of income taxes, of $22.0 million. The results of operations related to the laboratory business have been reported separately as income from discontinued operations, net of income taxes, for the year ended December 31, 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

MEDNAX is a leading provider of physician services including newborn, maternal-fetal, other pediatric subspecialties, and anesthesia care. At December 31, 2012, our national network was composed of more than 2,100 affiliated physicians, including more than 1,000 physicians who provide neonatal clinical care in 34 states and Puerto Rico, primarily within hospital-based neonatal intensive care units, to babies born prematurely or with medical complications. We have approximately 200 affiliated physicians who provide maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network includes other pediatric subspecialists, including approximately 120 physicians providing pediatric cardiology care, 100 physicians providing pediatric intensive care, 60 physicians providing hospital-based pediatric care and 15 physicians providing pediatric surgical care. In addition, we have over 625 physicians who provide anesthesia care to patients in connection with surgical and other procedures as well as pain management.

During the year ended December 31, 2012, we completed the acquisition of 16 physician group practices. These acquisitions consisted of eight anesthesiology practices, two maternal-fetal medicine practices, two pediatric cardiology practices, one neonatal practice, and three other pediatric subspecialty practices. Based on our experience, we expect that we can improve the results of these practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based upon the significant infrastructure that we have developed.

With the acquisition of eight established practices, we continued the expansion of our anesthesia platform, bringing the number of anesthesia groups acquired since 2007 to 17. We also continued to focus on the integration of previously acquired practices and the ongoing development of the infrastructure to support those practices. Our national network of physicians and clinical professionals now includes over 625 anesthesiologists and approximately 850 advanced practice anesthetists who provide services in 17 metropolitan areas. We continue to believe that there are additional opportunities to apply our administrative expertise in this practice area, and we intend to pursue the acquisition of additional anesthesia practices in 2013.

In November 2012, we amended and restated our unsecured revolving credit facility (“Line of Credit”) to increase our borrowing capacity to $800 million from $500 million and to extend the maturity date to November 2017. The Line of Credit provides a funding source for future acquisitions, as well as other corporate purposes. The Line of Credit is guaranteed by substantially all of our subsidiaries and affiliated professional contractors and includes a $75 million sub-facility for the issuance of letters of credit and a $37.5 million sub-facility for swingline loans. In addition, the Line of Credit may be increased to $1.0 billion subject to the satisfaction of specified conditions.

The United States is continuing to be affected by unfavorable economic conditions and slow economic growth. The number of unemployed and under-employed workers remains significant. During the year ended December 31, 2012, the percentage of patient services being reimbursed under government-sponsored healthcare programs increased as compared to the year ended December 31, 2011. There could be additional shifts toward government-sponsored programs and patient volumes could decline if economic conditions do not improve or deteriorate further. Payments received from government-sponsored programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, many states are continuing to experience lower than anticipated revenue and are facing significant budget shortfalls. Although the shortfalls for the budget year beginning in July 2012 were lower than in recent years, they are still significant by historical standards. These shortfalls could lead to reduced or delayed funding for state Medicaid programs and, in turn, reduced or delayed reimbursement for physician services. See Item 1A. Risk Factors, in this Form 10-K for additional discussion on the general economic conditions in the United States and recent developments in the healthcare industry that could affect our business.

In March 2010, the “Patient Protection and Affordable Care Act,” (the “Affordable Care Act” formerly referred to as the “Healthcare Reform Act”), was enacted. The Affordable Care Act contains a number of provisions that could affect us over the next several years. These provisions include establishing health insurance exchanges to facilitate the purchase of qualified health plans, expanding Medicaid eligibility, subsidizing insurance premiums and creating requirements and incentives for businesses to provide healthcare benefits. Other provisions contain changes to healthcare fraud and abuse laws and expand the scope of the Federal False Claims Act. Additionally, in November 2012, the Centers for Medicare & Medicaid Services (“CMS”) adopted a rule under the Affordable Care Act that would allow physicians who provide eligible primary care services to generally be paid at the Medicare reimbursement rates in effect in calendar years 2013 and 2014 instead of state-established Medicaid reimbursement rates. Generally, state Medicaid reimbursement rates are lower than federally-established Medicare rates. State agencies are working toward submission of state plan amendments outlining how they will implement the rule, including frequency and timing of payments. The timing of these submissions varies by state. Upon submission, CMS will approve, disapprove or request additional information about the plans. There are still many unanswered questions regarding the attestation process that is required to qualify for the enhanced payments as well as whether certain services under state specific programs are eligible for the enhanced payments. Given the uncertainty surrounding the implementation process, eligibility of certain services under state specific programs and the timing and frequency of any payments, at this time we cannot predict with any assurance the ultimate impact of the rule on us. The rule also remains subject to continuing legislative scrutiny, including efforts by Congress to amend or repeal a number of its provisions.

The Affordable Care Act contains numerous other measures that could also affect us. For example, payment modifiers are to be developed that will differentiate payments to physicians under federal healthcare programs based on quality of care. In addition, other provisions authorize voluntary demonstration projects relating to the bundling of payments for episodes of hospital care and the sharing of cost savings achieved under the Medicare program.

Many of the Affordable Care Act’s most significant reforms, such as the establishment of state-based and federally facilitated insurance exchanges, do not take effect until 2014 and thereafter, and their details will be shaped significantly by implementing regulations that have yet to be finalized. In 2012, the U.S. Supreme Court heard challenges to the constitutionality of the Affordable Care Act’s individual mandate to purchase health insurance and to the viability of certain other provisions of the law. The Supreme Court issued a decision upholding most of the Affordable Care Act and determined that requiring individuals to maintain “minimum essential” health insurance coverage or pay a penalty to the Internal Revenue Service was within Congress’ constitutional taxing authority. However, the Supreme Court struck down a provision in the Affordable Care Act that penalized states that choose not to expand their Medicaid programs through an increase in the Medicaid eligibility income limit from a state’s current eligibility levels to 133% of the federal poverty limit. As a result of the Supreme Court’s ruling, it is unclear to what extent states will expand their Medicaid programs by raising the income limit to 133% of the federal poverty level and whether there will be more uninsured patients in 2014 than anticipated when the Affordable Care Act was enacted. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household income is at or below 133% of the federal poverty level.

Federal and state agencies are expected to continue to implement provisions of the Affordable Care Act and to develop regulations following the Supreme Court’s decision. However, given the complexity and the number of changes expected as a result of the Affordable Care Act, as well as the implementation timetable for many of them, we cannot predict the ultimate impacts of the Affordable Care Act as they may not be known for several years. The Affordable Care Act also remains subject to continuing legislative scrutiny, including efforts by Congress to amend or repeal a number of its provisions. As a result, we cannot predict with any assurance the ultimate effect of the Affordable Care Act on our Company, nor can we provide any assurance that its provisions will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Geographic Coverage

During 2012, 2011 and 2010, approximately 59%, 58% and 55%, respectively, of our net patient service revenue was generated by operations in our five largest states. During 2012, our five largest states consisted of Texas, North Carolina, Florida, Georgia and California. During 2011 and 2010, our five largest states consisted of Texas, North Carolina, Florida, Georgia, and Washington. During 2012, 2011 and 2010, our operations in Texas accounted for approximately 24%, 21% and 22%, respectively, of our net patient service revenue.

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

The following is a summary of our payor mix, expressed as a percentage of net patient service revenue, exclusive of administrative fees, for the periods indicated:

	Years Ended December 31,
	2012	2011	2010
Contracted managed care	69%	68%	67%
Government	24%	25%	25%
Other third-parties	6%	6%	7%
Private-pay patients	1%	1%	1%

	100%	100%	100%

The payor mix shown in the table above is not necessarily representative of the amount of services provided to patients covered under these plans. For example, the gross amount billed to patients covered under government programs for the years ended December 31, 2012, 2011 and 2010 represented approximately 55%, 54% and 54%, respectively, of our total gross patient service revenue. These percentages of gross revenue and the percentages of net revenue provided in the table above include the payor mix impact of acquisitions completed through December 31, 2012. On a same-unit basis, however, the gross amount billed to patients covered under government programs for the years ended December 31, 2012, 2011 and 2010 represented approximately 56%,

55% and 55%, respectively, of our total gross patient service revenue. Same units are those units at which we provided services for the entire current period and the entire comparable period.

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

Revenue Recognition

We recognize patient service revenue at the time services are provided by our affiliated physicians. Almost all of our patient service revenue is reimbursed by government-sponsored healthcare programs and third-party insurance payors. Payments for services rendered to our patients are generally less than billed charges. We monitor our revenue and receivables from these sources and record an estimated contractual allowance to properly account for the anticipated differences between billed and reimbursed amounts. Accordingly, patient service revenue is presented net of an estimated provision for contractual adjustments and uncollectibles. Management estimates allowances for contractual adjustments and uncollectibles on accounts receivable based upon historical experience and other factors, including days sales outstanding (“DSO”) for accounts receivable, evaluation of expected adjustments and delinquency rates, past adjustments and collection experience in relation to amounts billed, an aging of accounts receivable, current contract and reimbursement terms, changes in payor mix and other relevant information. Contractual adjustments result from the difference between the physician rates for services performed and the reimbursements by government-sponsored healthcare programs and insurance companies for such services. The evaluation of these historical and other factors involves complex, subjective judgments. On a routine basis, we compare our cash collections to recorded net patient service revenue and evaluate our historical allowance for contractual adjustments and uncollectibles based upon the ultimate resolution of the accounts receivable balance. These procedures are completed regularly in order to monitor our process of establishing appropriate reserves for contractual adjustments. We have not recorded any material adjustments to prior period contractual adjustments and uncollectibles in the years ended December 31, 2012, 2011 or 2010.

DSO is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Any significant change in our DSO results in additional analyses of outstanding accounts receivable and the associated reserves. We calculate our DSO using a three-month rolling average of net patient service revenue. Our net patient service revenue, net income and operating cash flows may be materially and adversely affected if actual adjustments and uncollectibles exceed management’s estimated provisions as a result of changes in these factors. As of December 31, 2012, our DSO was 48.4 days. We had approximately $873.0 million in gross accounts receivable outstanding at December 31, 2012, and considering this outstanding balance, based on our historical experience, a reasonably likely change of 0.5% to 1.5% in our estimated collection rate would result in an impact to net patient service revenue of approximately $4.4 million to $13.1 million. The impact of this change does not include adjustments that may be required as a result of audits, inquiries and investigations from government authorities and agencies and other third-party payors that may occur in the ordinary course of business. See Note 15 to our Consolidated Financial Statements in this Form 10-K.

Professional Liability Coverage

We maintain professional liability insurance policies with third-party insurers on a claims-made basis, subject to self-insured retention, exclusions and other restrictions. Our self-insured retention under our professional liability insurance program is maintained primarily through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Liabilities for claims incurred but not reported are not discounted. The average lag period from the date a claim is reported to the date it reaches final settlement is approximately three and one half years, although the facts and circumstances of individual claims could result in lag periods that vary from this average. Our actuarial assumptions incorporate multiple complex methodologies to determine the best liability estimate for claims incurred but not reported and the future development of known claims, including methodologies that focus on industry trends, paid loss development, reported loss development and industry-based expected pure premiums. The most significant assumptions used in the estimation process include the use of loss development factors to determine the future emergence of claim liabilities, the use of frequency and trend factors to estimate the impact of economic, judicial and social changes affecting claim costs, and assumptions regarding legal and other costs associated with the ultimate settlement of claims. The key assumptions used in our actuarial valuations are subject to constant adjustments as a result of changes in our actual loss history and the movement of projected emergence patterns as claims develop. We evaluate the need for professional liability insurance reserves in excess of amounts estimated in our actuarial valuations on a routine basis, and as of December 31, 2012, based on our historical experience, a reasonably likely change of 4.0% to 8.0% in our estimates would result in an increase or decrease to net income of approximately $1.9 million to $3.7 million. However, because many factors can affect historical and future loss patterns, the determination of an appropriate professional liability reserve involves complex, subjective judgment, and actual results may vary significantly from estimates.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain information related to our operations expressed as a percentage of our net patient service revenue (patient billings net of contractual adjustments and uncollectibles, and including administrative fees):

	Years Ended December 31,
	2012	2011	2010
Net patient service revenue	100.0%	100.0%	100.0%

Operating expenses:
Practice salaries and benefits	62.2	61.1	61.0
Practice supplies and other operating expenses	4.0	4.2	4.1
General and administrative expenses	10.7	10.7	11.0
Depreciation and amortization	1.7	1.6	1.6

Total operating expenses	78.6	77.6	77.7

Income from operations	21.4	22.4	22.3
Other (expense) income, net	(.1)	(.2)	(.1)

Income from continuing operations before income taxes	21.3	22.2	22.2
Income tax provision	8.0	8.5	7.7

Net income	13.3%	13.7%	14.5%

Year Ended December 31, 2012 as Compared to Year Ended December 31, 2011

Our net patient service revenue increased $228.4 million, or 14.4%, to $1.82 billion for the year ended December 31, 2012, as compared to $1.59 billion for 2011. Of this $228.4 million increase, $179.0 million, or 78.4%, was attributable to revenue generated from acquisitions completed after December 31, 2010. Same-unit net patient service revenue increased $49.4 million, or 3.2%, for the year ended December 31, 2012. The change in same-unit net patient service revenue was the result of an increase of $29.9 million, or 1.9%, from higher overall patient service volumes and a net increase in revenue of approximately $19.5 million, or 1.3%, related to net reimbursement-related factors. The increase in revenue of $29.9 million from higher patient service volumes includes an increase of $24.2 million in neonatal and other services, including newborn nursery services and hearing screens and a net increase of $5.7 million from volume growth in our anesthesiology and maternal-fetal medicine services, partially offset by a decline in pediatric cardiology services. The net increase in revenue of $19.5 million related to reimbursement-related factors was primarily due to continued improvements in managed care contracting, an increase in the administrative fees received from our hospital partners due to the expansion of our services resulting from internal growth and the flow through of revenue from modest price increases, partially offset by a decrease in revenue caused by an increase in the percentage of our patients being enrolled in government-sponsored programs. Same units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased by $160.5 million, or 16.5%, to $1.13 billion for the year ended December 31, 2012, as compared to $970.4 million for 2011. This $160.5 million increase was primarily attributable to increased costs associated with new physicians and other staff to support acquisition-related growth and growth at existing units, of which $121.9 million was related to salaries and $38.6 million was related to benefits and incentive compensation.

Practice supplies and other operating expenses increased $5.0 million, or 7.5%, to $71.8 million for the year ended December 31, 2012, as compared to $66.8 million for 2011. The increase was primarily attributable to practice supply, rent and other costs related to our acquisitions.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $23.1 million, or 13.6%, to $193.5 million for the year ended December 31, 2012, as compared to $170.4 million for 2011. This increase of $23.1 million is attributable to the overall growth of the Company including acquisition-related growth. General and administrative expenses as a percentage of net patient service revenue were 10.7% for the years ended December 31, 2012 and 2011, and grew at a rate slower than the rate of revenue growth.

Depreciation and amortization expense increased by $5.5 million, or 21.8%, to $30.8 million for the year ended December 31, 2012, as compared to $25.3 million for 2011. The increase was primarily attributable to the amortization of intangible assets related to acquisitions and the depreciation of fixed asset additions.

Income from operations increased $34.1 million, or 9.6%, to $389.5 million for the year ended December 31, 2012, as compared to $355.4 million for 2011. Our operating margin was 21.4% for the year ended December 31, 2012, as compared to 22.4% for 2011. This decrease of 94 basis points was primarily due to an increase in operating expenses during the year ended December 31, 2012 as compared to the year ended December 31, 2011, as well as the variability in margins due to the mix of practices acquired after December 31, 2010.

We recorded net interest expense of $1.3 million for the year ended December 31, 2012, as compared to $2.1 million for 2011. The decrease in net interest expense was primarily due to lower outstanding borrowings on our Line of Credit as well as a lower effective interest rate on borrowings under our Line of Credit, market value increases in the investments underlying our deferred compensation arrangements and an increase in interest income, partially offset by an increase in fees related to our Line of Credit. Interest expense for the years ended December 31, 2012 and 2011 consisted primarily of interest charges, commitment fees and amortized debt costs related to our Line of Credit and accretion expense related to our contingent consideration liabilities.

Our effective income tax rate was 37.9% for the year ended December 31, 2012, as compared to 38.3% for 2011.

Net income increased by 10.5% to $240.9 million for the year ended December 31, 2012, as compared to $218.0 million for 2011.

Diluted net income per common and common equivalent share was $4.85 on weighted average shares outstanding of 49.7 million for the year ended December 31, 2012, as compared to $4.47 on weighted average shares outstanding of 48.8 million for 2011. The increase of 0.9 million in our weighted average shares outstanding during 2012 is primarily due to the exercise of employee stock options, the vesting of restricted stock and the issuance of shares under our employee stock purchase plan (“Stock Purchase Plan.”)

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

Practice supplies and other operating expenses increased $9.3 million, or 16.2%, to $66.8 million for the year ended December 31, 2011, as compared to $57.5 million for 2010. The increase was attributable to rent, practice supply and other costs of $5.9 million related to our acquisitions and increases in practice supplies and other costs of $3.4 million at our existing units.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $16.1 million, or 10.4%, to $170.4 million for the year ended December 31, 2011, as compared to $154.3 million for 2010. This increase of $16.1 million is attributable to the overall growth of the Company, of which $5.9 million was attributable to acquisition-related growth. General and administrative expenses as a percentage of net patient service revenue decreased to 10.7% for the year ended December 31, 2011 from 11.0% for the year ended December 31, 2010 and grew at a rate slower than the rate of revenue growth.

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

We recorded net interest expense of $2.1 million for the year ended December 31, 2011, as compared to $1.8 million for 2010. The increase in net interest expense was primarily due to market value declines in the investments underlying our deferred compensation arrangements, an increase in fees related to our Line of Credit and accretion related to our contingent consideration liabilities, partially offset by a decrease in interest expense due to a lower effective interest rate on borrowings under our Line of Credit. Interest expense for the years ended December 31, 2011 and 2010 consisted primarily of interest charges, commitment fees and amortized debt costs related to our Line of Credit and accretion expense related to our contingent consideration liabilities.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, we had $21.3 million of cash and cash equivalents on hand as compared to $18.6 million at December 31, 2011. Additionally, we had working capital of $90.7 million at December 31, 2012, an increase of $7.7 million from our working capital of $83.0 million at December 31, 2011. This net increase in working capital is primarily due to year-to-date earnings, net borrowings on our Line of Credit and proceeds from the issuance of common stock under our stock incentive and stock purchase plans, offset by the use of funds for practice acquisitions and contingent purchase price payments.

We generated cash flow from operating activities of $325.7 million, $271.0 million and $240.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. The net increase in cash flow provided from operating activities for the year ended December 31, 2012, as compared to the year ended December 31, 2011, was primarily due to: (i) a net increase in cash flow related to our accounts receivable, primarily due to improved cash collections at our existing units and (ii) improved operating results.

During the year ended December 31, 2012, accounts receivable increased by $17.7 million, as compared to an increase of $49.0 million for 2011. The net change in the increase of accounts receivable is due to improvements in cash collections at existing units, partially offset by increases in accounts receivable related to recent acquisitions.

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

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our

DSO was 48.4 days at December 31, 2012 as compared to 52.3 days at December 31, 2011. Our DSO improved by 3.9 days, primarily as a result of improvements in cash collections at existing units as well as the continued integration of our recent acquisitions. See Application of Critical Accounting Policies and Estimates—Revenue Recognition for more information on our DSO.

Our cash flow from operating activities is significantly affected by the payment of physician incentive compensation. A large majority of our affiliated physicians participate in our performance-based incentive compensation program and almost all of the payments due under the program are made annually in the first quarter. As a result, we typically experience negative cash flow from operations in the first quarter of each year and fund our operations during this period with cash on hand or funds borrowed under our Line of Credit. In addition, during the first quarter of each year, we use cash to make any discretionary matching contributions for participants in our qualified contributory savings plans.

Cash flow provided from operating activities for the year ended December 31, 2011 was affected by: (i) a net increase in cash flow from operations related to changes in the components of our accounts payable and accrued expenses, consisting primarily of changes in our accrued incentive compensation liability and changes in the current portion of our reserves for uncertain tax positions; and (ii) improved operating results; partially offset by (iii) a reduction in cash flow related to higher accounts receivable balances; and (iv) a net decrease in cash flow related to changes in our income tax liabilities, resulting primarily from higher estimated tax payments. Cash flow provided from operating activities for the year ended December 31, 2010 was affected by: (i) a net decrease in cash flow from operations related to changes in the components of our accounts payable and accrued expenses; and (ii) a reduction in cash flow from operations related to higher accounts receivable balances; partially offset by (iii) a net improvement in cash flow related to changes in our income tax liabilities, primarily due to the timing of our estimated quarterly tax payments; and (iv) improved operating results.

During the year ended December 31, 2012, our net cash used in investing activities of $460.5 million included physician practice acquisition payments and contingent consideration payments of $441.0 million, capital expenditures of $14.5 million and net purchases of $5.0 million related to the purchase and maturity of investments. Our acquisition payments were primarily related to the purchase of 16 physician practices, including eight anesthesiology practices, two maternal-fetal medicine practices, two pediatric cardiology practices, one neonatal practice, and three other pediatric subspecialty practices. Our capital expenditures were for medical equipment, computer and office equipment, software, leasehold and other improvements and furniture and fixtures at our office-based practices and our corporate and regional offices. Under the current accounting guidance for business combinations, payments of contingent consideration liabilities related to acquisitions completed prior to January 1, 2009 are presented as cash flows from investing activities. Payments of contingent consideration liabilities related to acquisitions completed after January 1, 2009 are presented as cash flows from financing activities.

During the year ended December 31, 2012, our net cash provided by financing activities of $137.5 million consisted primarily of net borrowings on our Line of Credit of $115.0 million, proceeds from the exercise of employee stock options and the issuance of common stock under our stock purchase plans of $28.8 million and excess tax benefits related to the exercise of employee stock options and the vesting of restricted stock of $6.5 million, partially offset by the payment of $10.2 million for contingent consideration liabilities and payments of $2.4 million for the amendment of our Line of Credit.

In November 2012, we amended and restated our Line of Credit which increased the borrowing capacity thereunder to $800 million from $500 million. The Line of Credit matures in November 2017.

The Line of Credit, which is guaranteed by substantially all of our subsidiaries and affiliated professional contractors, includes (1) a $75 million sub-facility for the issuance of letters of credit and (2) a $37.5 million sub-facility for swingline loans. The Line of Credit may be increased up to $1.0 billion, subject to the satisfaction of specified conditions. At our option, borrowings under the Line of Credit (other than swingline loans) bear interest at (1) the alternate base rate (defined as the highest of (i) the Wells Fargo Bank, National Association prime rate, (ii) the Federal Funds Rate plus 1/2 of 1.00% and (iii) one month LIBOR plus 1.00%) or (2) the LIBOR rate, as defined in the Line of Credit, plus an applicable margin rate ranging from 0.125% to 0.750% for alternate base rate borrowings and 1.125% to 1.750% for LIBOR rate borrowings, in each case based on our consolidated leverage ratio. Swingline loans bear interest at the alternate base rate plus the applicable margin rate. We are subject to certain covenants and restrictions specified in the Line of Credit, including covenants that require us to maintain a minimum fixed charge coverage ratio and not to exceed a specified consolidated leverage ratio, to comply with laws, and restrict us from paying dividends and making certain other distributions, as specified therein. Failure to comply with these covenants would constitute an event of default under the Line of Credit, notwithstanding our ability to meet our debt service obligations. The Line of Credit includes various customary remedies for the lenders following an event of default.

At December 31, 2012, we had an outstanding principal balance of $144.0 million on our Line of Credit. We also had outstanding letters of credit associated with our professional liability insurance program of $5.5 million which reduced the amount available on our Line of Credit to $650.5 million at December 31, 2012.

At December 31, 2012, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under the Line of Credit. Based on our current expectations, we believe we will be in compliance with these covenants and other restrictions throughout 2013.

The exercise of employee stock options and the purchase of common stock by employees participating in our Stock Purchase Plan generated cash proceeds of $28.8 million, $31.4 million and $22.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. Because stock option exercises and purchases under these plans are dependent on several factors, including the market price of our common stock, we cannot predict the timing and amount of any future proceeds.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at December 31, 2012 was $137.0 million, of which $17.5 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our Line of Credit, will be sufficient to finance our working capital requirements, fund anticipated acquisitions and capital expenditures, and meet our contractual obligations as described below for at least the next 12 months. During 2013, we plan to invest approximately $400 million in acquisitions, the majority of which we expect to invest within our anesthesiology specialty and the remainder in our neonatal, maternal-fetal, pediatric cardiology and other pediatric subspecialties.

CONTRACTUAL OBLIGATIONS

At December 31, 2012, we had certain obligations and commitments under our Line of Credit, capital leases and operating leases totaling approximately $241.1 million as follows (in thousands):

	Payments Due
Obligation	Total	2013	2014 and 2015	2016 and 2017	2018 and Later
Line of Credit (1)	$166,823	$4,680	$9,360	$152,783	$—
Capital leases	334	101	233	—	—
Operating leases	73,952	20,960	28,320	13,757	10,915

	$241,109	$25,741	$37,913	$166,540	$10,915

(1)	Amounts include interest payments at the applicable rate as of December 31, 2012 and assumes the amount outstanding at December 31, 2012 will be paid on the maturity date.

Certain of our acquisition agreements contain contingent consideration provisions based on volume and other performance measures over an up to five-year period. Potential payments under these provisions are not contingent upon the future employment of the sellers. As of December 31, 2012, payments of up to $42.9 million may be due through 2017 under all contingent consideration provisions as follows (in thousands):

2013	$17.0
2014	11.5
2015	9.4
2016	4.4
2017	0.6

$42.9

At December 31, 2012, our total liability for uncertain tax positions was $22.1 million, and is included within other liabilities on our Consolidated Balance Sheet. The timing and amount of future cash flows for each year beyond 2012 cannot be reasonably estimated. See Note 11 to our Consolidated Financial Statements in this Form 10-K for more information regarding our uncertain tax positions.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2012, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the accounting guidance related to fair value measurements was amended. The amendment provides guidance and clarification about the application of existing fair value measurements and disclosure requirements. The amendment became effective on January 1, 2012. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In September 2011, the accounting guidance related to goodwill impairment testing was amended to allow a company to first assess qualitative factors to determine whether performing the current two-step process is necessary. Under this option, the calculation of a reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the unit’s carrying amount. The amendment became effective on January 1, 2012. The adoption of this guidance did not have an impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Line of Credit is subject to market risk and interest rate changes. Our Line of Credit bears interest at (1) the alternate base rate, which is defined as the highest of (i) the Wells Fargo Bank, National Association prime rate, (ii) the Federal Funds Rate plus 1/2 of 1.000% and (iii) one month LIBOR plus 1.000% or (2) the LIBOR rate, as defined in the Line of Credit, plus, an applicable margin rate ranging from 0.125% to 0.750% for alternate base rate borrowings and 1.125% to 1.750% for LIBOR rate borrowings, in each case based on the Company’s consolidated leverage ratio. The outstanding principal balance on our Line of Credit was $144.0 million at December 31, 2012. Considering the total outstanding balance of $144.0 million, a 1% change in interest rates would result in an impact to income before taxes of approximately $1.4 million per year.

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

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of

MEDNAX, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MEDNAX, Inc. and its subsidiaries (the “Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these consolidated financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Fort Lauderdale, Florida

February 15, 2013

MEDNAX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$21,280	$18,596
Short-term investments	6,584	4,139
Accounts receivable, net	248,066	230,388
Prepaid expenses	4,852	6,305
Deferred income taxes	69,034	70,314
Other assets	9,228	7,531

Total current assets	359,044	337,273

Investments	47,593	44,991
Property and equipment, net	59,738	60,530
Goodwill	2,165,672	1,746,762
Other assets, net	118,290	83,092

Total assets	$2,750,337	$2,272,648

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$255,661	$234,535
Current portion of long-term capital lease obligations	101	143
Income taxes payable	12,576	19,623

Total current liabilities	268,338	254,301
Line of credit	144,000	29,000
Long-term capital lease obligations	233	327
Long-term professional liabilities	119,570	109,629
Deferred income taxes	125,877	93,831
Other liabilities	56,951	54,544

Total liabilities	714,969	541,632

Commitments and contingencies

Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 100,000 shares authorized; 50,019 and 48,933 shares issued and outstanding, respectively	500	489
Additional paid-in capital	788,080	724,646
Retained earnings	1,246,788	1,005,881

Total shareholders’ equity	2,035,368	1,731,016

Total liabilities and shareholders’ equity	$2,750,337	$2,272,648

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for per share data)

	Years Ended December 31,
	2012	2011	2010
Net patient service revenue	$1,816,612	$1,588,248	$1,401,559

Operating expenses:
Practice salaries and benefits	1,130,913	970,396	854,920
Practice supplies and other operating expenses	71,823	66,815	57,511
General and administrative expenses	193,540	170,356	154,267
Depreciation and amortization	30,816	25,292	21,950

Total operating expenses	1,427,092	1,232,859	1,088,648

Income from operations	389,520	355,389	312,911
Investment income	1,896	1,495	1,434
Interest expense	(3,245)	(3,639)	(3,193)

Income before income taxes	388,171	353,245	311,152
Income tax provision	147,264	135,248	108,461

Net income	$240,907	$217,997	$202,691

Per common and common equivalent share data:
Net income:
Basic	$4.95	$4.57	$4.35

Diluted	$4.85	$4.47	$4.26

Weighted average shares:
Basic	48,693	47,706	46,630

Diluted	49,691	48,796	47,570

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity

Balance at December 31, 2009	46,963	$470	$604,435	$585,193	$1,190,098
Net income	—	—	—	202,691	202,691
Common stock issued under employee stock option and stock purchase plan	545	5	22,527	—	22,532
Issuance of restricted stock	437	4	(4)	—	—
Stock-based compensation expense	—	—	25,693	—	25,693
Forfeitures of restricted stock	(8)	—	—	—	—
Excess tax benefit related to employee stock incentive plans	—	—	3,046	—	3,046
Excess tax benefit related to resolution of income tax matters	—	—	3,394	—	3,394

Balance at December 31, 2010	47,937	479	659,091	787,884	1,447,454

Net income	—	—	—	217,997	217,997
Common stock issued under employee stock option and stock purchase plan	671	7	31,355	—	31,362
Issuance of restricted stock	340	3	(3)	—	—
Stock-based compensation expense	—	—	27,092	—	27,092
Forfeitures of restricted stock	(15)	—	—	—	—
Excess tax benefit related to employee stock incentive plans	—	—	7,111	—	7,111

Balance at December 31, 2011	48,933	489	724,646	1,005,881	1,731,016

Net income	—	—	—	240,907	240,907
Common stock issued under employee stock option and stock purchase plan	660	6	28,804	—	28,810
Issuance of restricted stock	465	5	(5)	—	—
Stock-based compensation expense	—	—	28,437	—	28,437
Forfeitures of restricted stock	(39)	—	—	—	—
Excess tax benefit related to employee stock incentive plans	—	—	6,198	—	6,198

Balance at December 31, 2012	50,019	$500	$788,080	$1,246,788	$2,035,368

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$240,907	$217,997	$202,691
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	30,816	25,292	21,950
Accretion of contingent consideration liabilities	995	1,083	967
Stock-based compensation expense	28,437	27,092	25,693
Deferred income taxes	21,344	8,063	24,375
Changes in assets and liabilities:
Accounts receivable	(17,678)	(48,993)	(16,951)
Prepaid expenses and other assets	(244)	(3,433)	3,882
Other assets	1,153	3,932	(3,601)
Accounts payable and accrued expenses	16,953	21,480	(38,918)
Income taxes payable	(7,343)	6,704	18,706
Long-term professional liabilities	9,941	9,843	1,915
Other liabilities	411	1,959	(151)

Net cash provided from operating activities	325,692	271,019	240,558

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(441,006)	(154,885)	(338,596)
Purchases of investments	(33,120)	(42,526)	(26,478)
Proceeds from sales or maturities of investments	28,073	38,170	15,575
Purchases of property and equipment	(14,495)	(31,332)	(12,113)

Net cash used in investing activities	(460,548)	(190,573)	(361,612)

Cash flows from financing activities:
Borrowings on line of credit	517,500	512,500	684,000
Payments on line of credit	(402,500)	(630,000)	(587,500)
Payments for amendment of line of credit	(2,397)	(1,970)	—
Payments of contingent consideration liabilities	(10,231)	(6,561)	(4,405)
Payments on capital lease obligations	(136)	(463)	(262)
Excess tax benefit from exercises of stock options and vesting of restricted stock	6,494	7,031	3,043
Excess tax benefit related to resolution of income tax matters	—	—	3,394
Proceeds from issuance of common stock	28,810	31,362	22,532

Net cash provided from (used in) financing activities	137,540	(88,101)	120,802

Net increase (decrease) in cash and cash equivalents	2,684	(7,655)	(252)
Cash and cash equivalents at beginning of year	18,596	26,251	26,503

Cash and cash equivalents at end of year	$21,280	$18,596	$26,251

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$2,044	$2,569	$2,559
Income taxes	$129,636	$119,261	$88,601
Non-cash financing activities:
Equipment financed through capital leases	$—	$751	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     General:

The principal business activity of MEDNAX, Inc. (“MEDNAX” or the “Company”) and its subsidiaries is to provide neonatal, maternal-fetal, other pediatric subspecialties and anesthesia physician services. The Company has contracts with affiliated professional associations, corporations and partnerships (“affiliated professional contractors”), which are separate legal entities that provide physician services in certain states and Puerto Rico. The Company and its affiliated professional contractors also have contracts with hospitals and other healthcare facilities to provide physician services, which include (i) fee-for-service contracts, whereby hospitals agree, in exchange for the Company’s services, to authorize the Company and its healthcare professionals to bill and collect the charges for medical services rendered by the Company’s affiliated healthcare professionals, and (ii) administrative fee contracts, whereby the Company is assured a minimum revenue level.

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

New Accounting Pronouncements

In May 2011, the accounting guidance related to fair value measurements was amended. The amendment provides guidance and clarification about the application of existing fair value measurements and disclosure requirements. The amendment became effective on January 1, 2012. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In September 2011, the accounting guidance related to goodwill impairment testing was amended to allow a company to first assess qualitative factors to determine whether performing the current two-step process is necessary. Under this option, the calculation of a reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the unit’s carrying amount. The amendment became effective on January 1, 2012. The adoption of this guidance did not have an impact on the Company’s Consolidated Financial Statements.

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

The following table summarizes the Company’s net patient service revenue by specialties and subspecialties (in percentages):

	Years Ended December 31,
	2012	2011	2010
Neonatal and other pediatric subspecialties	56%	60%	65%
Anesthesia	27%	21%	16%
Maternal-fetal	12%	13%	13%
Pediatric cardiology	5%	6%	6%

	100%	100%	100%

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

Accounts receivable are primarily amounts due under fee-for-service contracts from third-party payors, such as insurance companies, self-insured employers and patients and government-sponsored healthcare programs geographically dispersed throughout the United States and its territories. Concentration of credit risk relating to accounts receivable is limited by the number, diversity and geographic dispersion of the business units managed by the Company, as well as by the large number of patients and payors, including the various governmental agencies in the states in which the Company provides services. Receivables from government agencies made up approximately 21% and 23% of net accounts receivable at December 31, 2012 and 2011, respectively.

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

Goodwill is tested for impairment at a reporting unit level on at least an annual basis in accordance with the subsequent measurement provisions of the accounting guidance for goodwill. The Company defines a reporting unit based upon its management structure for services provided in specific regions of the United States. The testing for impairment is completed using a two-step test. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, a second step is performed to determine the amount of any impairment loss. The Company uses income and market-based valuation approaches to determine the fair value of its reporting units. These approaches focus on discounted cash flows and market multiples based on the Company’s market capitalization to derive the fair value of a reporting unit. The Company also considers the economic outlook for the healthcare services industry and various other factors during the testing process, including hospital and physician contract changes, local market developments, changes in third-party payor payments, and other publicly available information. The Company completed annual impairment tests in the third quarter of each of 2012, 2011 and 2010 and determined that goodwill was not impaired in any of the three years.

Long-Lived Assets

The Company is required to evaluate long-lived assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. The recoverability of such assets is measured by a comparison of the carrying value of the assets to the future undiscounted cash flows before interest charges to be generated by the assets. If long-lived assets are impaired, the impairment to be recognized is measured as the excess of the carrying value over the fair value. Long-lived assets held for disposal are reported at the lower of the carrying value or fair value less disposal costs. The Company does not believe there are any indicators that would require an adjustment to such assets or their estimated periods of recovery at December 31, 2012 pursuant to current accounting standards.

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

Stock Incentive Plans

The Company grants stock-based awards consisting of restricted and deferred stock and stock options to key employees under its Amended and Restated 2008 Incentive Compensation Plan. In accordance with the accounting guidance for stock-based compensation, the Company measures the cost of employee services received in exchange for stock-based awards based on grant-date fair value and allocates the resulting compensation expense over the corresponding requisite service period using the graded vesting attribution method. The Company also performs analyses to estimate forfeitures of stock-based awards as required by the accounting guidance for stock-based compensation. The Company is required to adjust its forfeiture estimates on at least an annual basis based on the number of awards that ultimately vest.

Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of outstanding restricted and deferred stock and stock options calculated using the treasury stock method. Under the treasury stock method, the Company includes the assumed excess tax benefits related to the potential exercise or vesting of its stock-based awards using the difference between the average market price for the applicable period less the option price, if any, and the fair value of the stock-based award on the date of grant multiplied by the applicable tax rate.

Fair Value Measurements

In accordance with the accounting guidance for fair value measurements and disclosures, the Company carries its money market funds included in cash and cash equivalents at fair value. In accordance with the three-tier fair value hierarchy under this guidance, the Company determined the fair value using quoted market prices, a Level 1 input as defined under the accounting guidance for fair value measurements. At December 31, 2012 and 2011, the Company’s money market funds had a carrying amount of $11.1 million and $11.6 million, respectively.

The Company also carries the cash surrender value of life insurance related to its deferred compensation arrangements at fair value. The investments underlying the life insurance contracts consist primarily of exchange-traded equity securities and mutual funds with quoted prices in active markets. In accordance with the three-tier fair value hierarchy, the Company determined the fair value using the cash surrender value of the life insurance, a Level 2 input as defined under the accounting guidance for fair value measurements. At December 31, 2012 and 2011, the Company’s cash surrender value of life insurance had a carrying amount of $13.8 million and $12.7 million, respectively.

In addition, the Company carries its contingent consideration liabilities related to acquisitions completed after January 1, 2009 at fair value. In accordance with the three-tier fair value hierarchy, the Company determined the fair value of its contingent consideration liabilities using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3, or unobservable inputs as defined under the accounting guidance for fair value measurements. At December 31, 2012 and 2011, the Company’s contingent consideration liabilities related to acquisitions completed after January 1, 2009 had a fair value of $37.7 million and $32.4 million, respectively. See Note 6 for more information regarding the Company’s contingent consideration liabilities recorded during the year ended December 31, 2012.

The carrying amounts of cash equivalents, short-term investments, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments. The carrying values of long-term investments, line of credit and capital lease obligations approximate fair value. If the Company’s line of credit were measured at fair value, it would be categorized as Level 2 in the fair value hierarchy.

3.    Investments:

Investments held are summarized as follows (in thousands):

	December 31, 2012		December 31, 2011
	Short-Term	Long-Term	Short-Term	Long-Term
Municipal debt securities	$6,088	$27,563	$4,139	$26,964
Federal home loan securities	—	18,569	—	18,027
Certificates of deposit	496	1,461	—	—

	$6,584	$47,593	$4,139	$44,991

4.    Accounts Receivable and Net Patient Service Revenue:

Accounts receivable, net consists of the following (in thousands):

	December 31,
	2012	2011
Gross accounts receivable	$872,962	$806,418
Allowance for contractual adjustments and uncollectibles	(624,896)	(576,030)

	$248,066	$230,388

Net patient service revenue consists of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Gross patient service revenue	$5,691,790	$4,851,500	$4,140,312
Contractual adjustments and uncollectibles	(3,994,924)	(3,362,081)	(2,825,827)
Hospital contract administrative fees	119,746	98,829	87,074

	$1,816,612	$1,588,248	$1,401,559

Accounts receivable of $248.1 million and $230.4 million at December 31, 2012 and 2011, respectively, consist primarily of amounts due from government-sponsored healthcare programs and third-party insurance payors for services provided by the Company’s affiliated physicians.

Net patient service revenue of $1.8 billion, $1.6 billion and $1.4 billion for the years ended December 31, 2012, 2011 and 2010, respectively, consists primarily of gross billed charges for services provided by the Company’s affiliated physicians less an estimated allowance for contractual adjustments and uncollectibles to properly account for the anticipated differences between gross billed charge amounts and expected reimbursement amounts.

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

5.    Property and Equipment:

Property and equipment consists of the following (in thousands):

	December 31,
	2012	2011
Building	$22,957	$22,243
Land	6,683	6,683
Equipment and other	104,149	96,795

	133,789	125,721
Accumulated depreciation	(74,051)	(65,191)

	$59,738	$60,530

At December 31, 2012 and 2011, property and equipment includes medical and other equipment held under capital leases of approximately $1.4 million and $1.6 million, and related accumulated depreciation of approximately $1.1 million and $1.1 million, respectively. The Company recorded depreciation expense of approximately $15.8 million, $15.0 million and $13.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

6.    Business Acquisitions:

During 2012, the Company completed the acquisition of 16 physician group practices for total consideration of $451.1 million, consisting of $436.4 million in cash and $14.7 million of contingent consideration. In connection with these acquisitions, the Company recorded goodwill of approximately $414.3 million, other intangible assets consisting primarily of physician and hospital agreements of approximately $48.2 million, fixed assets of approximately $0.6 million, and other liabilities of approximately $12.0 million. These acquisitions expand the Company’s national network of physician practices. The Company expects to improve the results of these physician practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based upon the significant infrastructure it has developed.

The contingent consideration of $14.7 million recorded during 2012 is related to agreements to pay additional amounts based on the achievement of certain performance measures for up to five years ending after the acquisition dates. The accrued contingent consideration for each acquisition was recorded at acquisition-date fair value using the income approach with assumed discount rates ranging from 3.0% to 5.0% over the applicable terms and an assumed payment probability of 100% for each of the applicable years. The range of the undiscounted amount the Company could pay under the contingent consideration agreements that were recorded with a fair value of $14.7 million is between $0 and $15.9 million. In addition, the Company also entered into a $5.0 million contingent consideration agreement for which the probability of the achievement of certain performance measures was deemed to be remote, and therefore the fair value was determined to be zero, resulting in no contingent consideration being recorded.

During 2012, the Company paid approximately $14.8 million for contingent consideration related to certain prior-period acquisitions, of which $11.5 million was accrued as of December 31, 2011. In addition, as of December 31, 2012, the Company accrued approximately $1.3 million for contingent consideration related to a certain prior-period acquisition that was earned as of December 31, 2012.

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

Certain purchase agreements contain contingent consideration provisions based on volume and other performance measures over a three- to five-year period. Potential payments under these provisions are not contingent upon the future employment of the sellers. Under all contingent consideration provisions, payments of up to $42.9 million may be due through 2017, of which $39.0 million is accrued as of December 31, 2012.

The results of operations of the practices acquired in 2012 and 2011 have been included in the Company’s Consolidated Financial Statements from the dates of acquisition. The following unaudited pro forma information combines the consolidated results of operations of the Company on a GAAP basis and the acquisitions completed during 2012 and 2011, including adjustments for pro forma amortization and interest expense, as if the transactions had occurred on January 1, 2011 and January 1, 2010, respectively (in thousands, except per share data):

	Years Ended December 31,
	2012	2011
Net patient service revenue	$2,015,167	$1,950,972
Net income (1)	260,485	255,183
Net income per share (2):
Basic	$5.35	$5.35
Diluted	$5.24	$5.23
Weighted average shares (2):
Basic	48,693	47,706
Diluted	49,691	48,796
Effective tax rate (1):	37.94%	38.29%

(1)	The comparison of net income is affected by the change in the effective tax rate. The effective tax rate was 37.94% for the year ended December 31, 2012 as compared to 38.29% for the year ended December 31, 2011.
(2)	The comparison of net income per share is affected by the changes in the number of weighted average shares outstanding in each period. The basic and diluted weighted average shares outstanding for the year ended December 31, 2012 were 48.7 million and 49.7 million, respectively, as compared to 47.7 million and 48.8 million, respectively, for the year ended December 31, 2011.

The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the periods indicated, nor are they indicative of the results of future combined operations.

7.    Goodwill and Other Assets:

Goodwill was $2.2 billion and $1.7 billion at December 31, 2012 and 2011, respectively. The change in the carrying amount of goodwill of approximately $418.9 million during the year ended December 31, 2012 is primarily related to the Company’s 2012 acquisitions and contingent consideration payments made in 2012 related to acquisitions completed prior to January 1, 2009 as discussed in Note 6. The Company expects that approximately $73.2 million of the $418.9 million of goodwill recorded during the year ended December 31, 2012 will be deductible for tax purposes. Goodwill of approximately $145.4 million related to the 2011 acquisitions and contingent consideration payments made in 2011 related to acquisitions completed prior to January 1, 2009 as discussed in Note 6 represent the only changes in the carrying amount of goodwill for the year ended December 31, 2011.

Other assets consist of the following (in thousands):

	December 31,
	2012	2011
Other intangible assets, net	$98,503	$65,264
Other assets	19,787	17,828

	$118,290	$83,092

At December 31, 2012, other intangible assets consisted of amortizable hospital and other contracts and physician and hospital agreements with gross carrying amounts of approximately $144.8 million, less accumulated amortization of approximately $46.3 million. At December 31, 2011, other intangible assets consisted of amortizable hospital and other contracts and physician and hospital agreements with gross carrying amounts of approximately $96.6 million, less accumulated amortization of approximately $31.3 million.

Amortization expense related to other intangible assets for the years ended December 31, 2012, 2011 and 2010 was approximately $15.0 million, $10.3 million and $8.5 million, respectively. Amortization expense on other intangible assets for the years 2013 through 2017 is expected to be approximately $21.0 million, $18.7 million, $15.5 million, $11.4 million and $6.9 million, respectively. The remaining weighted average amortization period of other intangible assets is 1.9 years. The calculation of the weighted average amortization period includes amortization expense related to years beyond 2017 of approximately $25.0 million.

Other assets of $19.8 million and $17.8 million at December 31, 2012 and 2011, respectively, consist primarily of the cash surrender value of life insurance related to the Company’s deferred compensation arrangements and other long-term assets.

8.    Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2012	2011
Accounts payable	$13,812	$12,264
Accrued salaries and bonuses	160,495	147,613
Accrued payroll taxes and benefits	36,176	29,443
Accrued professional liability risks	17,466	13,218
Accrued contingent consideration	16,109	12,089
Accrual for uncertain tax positions	—	3,242
Other accrued expenses	11,603	16,666

	$255,661	$234,535

The net increase in accrued salaries and bonuses of $12.9 million, from $147.6 million at December 31, 2011 to $160.5 million at December 31, 2012, is primarily due to performance-based incentive compensation accrued during the year ended December 31, 2012, partially offset by the payment of performance-based incentive compensation during the first quarter of 2012. A majority of the Company’s payments for performance-based incentive compensation is paid annually in the first quarter.

9.    Accrued Professional Liability:

At December 31, 2012 and 2011, the Company’s total accrued professional liability of $137.0 million and $122.8 million, respectively, includes incurred but not reported loss reserves of $90.6 million and $79.5 million, respectively, and loss reserves for reported claims associated with self-insured retention amounts through the Company’s wholly owned captive insurance subsidiary of $46.4 million and $43.3 million, respectively.

The activity related to the Company’s total accrued professional liability for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Balance at beginning of year	$122,847	$111,662	$109,628
Provision (adjustment) for losses related to:
Current year	35,441	33,031	27,086
Prior years	(8,119)	(10,099)	(11,142)

Total provision for losses	27,322	22,932	15,944
Claim payments related to:
Current year	(569)	(221)	(553)
Prior years	(12,564)	(11,526)	(13,357)

Total payments	(13,133)	(11,747)	(13,910)

Balance at end of year	$137,036	$122,847	$111,662

The net increases in the Company’s total accrued professional liability for the years ended December 31, 2012 and 2011, are primarily attributable to increases in the current year provision for losses as a result of the increase in the number of physicians insured due to acquisitions and internal growth, offset by claim payments and adjustments to the provision for losses related to prior years resulting from favorable trends in the Company’s claims experience.

10.    Line of Credit and Capital Lease Obligations:

On November 19, 2012, the Company entered into an amended and restated credit agreement (“Amended and Restated Line of Credit”) which increased the borrowing capacity thereunder to $800 million from $500 million. The Amended and Restated Line of Credit matures on November 17, 2017.

The Line of Credit, which is guaranteed by substantially all of the Company’s subsidiaries and affiliated professional contractors, includes (1) a $75 million sub-facility for the issuance of letters of credit and (2) a $37.5 million sub-facility for swingline loans. The Line of Credit may be increased up to $1.0 billion, subject to the satisfaction of specified conditions. At the Company’s option, borrowings under the Line of Credit (other than swingline loans) bear interest at (1) the alternate base rate (defined as the highest of (i) the Wells Fargo Bank, National Association prime rate, (ii) the Federal Funds Rate plus 1/2 of 1.000% and (iii) one month LIBOR plus 1.000%) or (2) the LIBOR rate, as defined in the Line of Credit, plus, an applicable margin rate ranging from 0.125% to 0.750% for alternate base rate borrowings and 1.125% to 1.750% for LIBOR rate borrowings, in each case based on the Company’s consolidated leverage ratio. Swingline loans bear interest at the alternate base rate plus the applicable margin rate. The Company is subject to certain covenants and restrictions specified in the Line of Credit, including covenants that require the Company to maintain a minimum fixed charge coverage ratio and not to exceed a specified consolidated leverage ratio, to comply with laws, and restrict the Company from paying dividends and making certain other distributions, as specified therein. Failure to comply with these covenants would constitute an event of default under the Line of Credit, notwithstanding the Company’s ability to meet its debt service obligations. The Line of Credit includes various customary remedies for the lenders following an event of default. At December 31, 2012, the Company believes it was in compliance, in all material respects, with the financial covenants and other restrictions applicable under the Line of Credit.

The Company had $144.0 million in outstanding principal balance under the Line of Credit at December 31, 2012. The Company has outstanding letters of credit associated with its professional liability insurance program which reduced the amount available under the Line of Credit by $5.5 million at December 31, 2012. The weighted average interest rate on the letters of credit was 1.3% at December 31, 2012. At December 31, 2012, the Company had an available balance on the Line of Credit of $650.5 million.

The Company’s capital lease obligations consist of the following (in thousands):

	December 31,
	2012	2011
Capital lease obligations	$334	$470
Less: Current portion	(101)	(143)

Long-term portion	$233	$327

The amounts due under the terms of the Company’s capital lease obligations at December 31, 2012 are as follows (in thousands):

2013	$101
2014	108
2015	125

$334

11.    Income Taxes:

The components of the income tax provision are as follows (in thousands):

	December 31,
	2012	2011	2010
Federal:
Current	$111,940	$113,290	$73,756
Deferred	19,814	7,486	22,814

	131,754	120,776	96,570

State:
Current	13,980	13,895	10,330
Deferred	1,530	577	1,561

	15,510	14,472	11,891

Total	$147,264	$135,248	$108,461

The Company files its tax return on a consolidated basis with its subsidiaries. The remaining affiliated professional contractors file tax returns on an individual basis.

The effective tax rate was 37.94%, 38.29% and 34.86% for the years ended December 31, 2012, 2011 and 2010, respectively. The Company’s effective income tax rate for the year ended December 31, 2010 included a $10.9 million reduction in its income tax provision resulting from a resolution of certain matters that were under review with taxing authorities.

The differences between the effective rate and the United States federal income tax statutory rate are as follows:

	December 31,
	2012	2011	2010
Tax at statutory rate	35.00%	35.00%	35.00%
State income tax, net of federal benefit	2.60	2.66	2.42
Non-deductible expenses	0.36	0.32	0.35
Change in accrual estimates relating to uncertain tax positions	(0.15)	0.44	(2.81)
Other, net	0.13	(0.13)	(0.10)

Income tax provision	37.94%	38.29%	34.86%

The significant components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31, 2012			December 31, 2011
	Total	Current	Non- Current	Total	Current	Non- Current
Allowance for uncollectible accounts	$44,232	$44,232	$—	$47,459	$47,459	$—
Reserves and accruals	43,345	39,942	3,403	40,807	36,828	3,979
Stock-based compensation	18,444	11,856	6,588	18,657	10,586	8,071
Net operating loss carryforward	5,624	5,624	—	3,533	3,533	—
Property and equipment	802	—	802	—	—	—
Other	509	509	—	483	483	—

Total deferred tax assets	112,956	102,163	10,793	110,939	98,889	12,050

Amortization	(136,670)	—	(136,670)	(105,753)	—	(105,753)
Accrual to cash adjustment	(33,129)	(33,129)	—	(28,575)	(28,575)	—
Property and equipment	—	—	—	(128)	—	(128)

Total deferred tax liabilities	(169,799)	(33,129)	(136,670)	(134,456)	(28,575)	(105,881)

Net deferred tax (liability) asset	$(56,843)	$69,034	$(125,877)	$(23,517)	$70,314	$(93,831)

The income tax benefit related to the exercise of stock options, the purchase of shares under the Company’s non-qualified employee stock purchase plan and the vesting of restricted stock in excess of amounts recorded as equity compensation expense reduces taxes currently payable and is credited to additional paid-in capital. Such amounts totaled approximately $6.2 million, $7.1 million, and $3.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company has net operating loss carryforwards for federal and state tax purposes totaling approximately $14.9 million, $9.4 million, and $20.7 million at December 31, 2012, 2011 and 2010, respectively, expiring at various times commencing in 2014. The changes in net operating loss carryforwards in 2012 and 2011 are primarily due to timing differences related to the recognition of income for tax purposes associated with physician practice acquisitions.

As of December 31, 2012, 2011 and 2010, the Company’s liability for uncertain tax positions, excluding accrued interest and penalties, was $13.1 million, $16.2 million and $22.3 million, respectively. The Company had approximately $12.7 million of uncertain tax positions that, if recognized, would favorably impact its effective tax rate at December 31, 2012.

The following table summarizes the activity related to the Company’s liability for uncertain tax positions for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Years Ended December 31,
	2012	2011	2010
Balance at beginning of year	$16,165	$22,290	$49,416
Increases related to prior year tax positions	102	44	948
Decreases related to prior year tax positions	—	—	(9,569)
Increases related to current year tax positions	2,478	2,541	2,334
Decreases related to current year tax positions	(3,671)	(7,203)	(19,035)
Settlements	—	13	(500)
Decreases related to lapse of statutes of limitations	(2,002)	(1,520)	(1,304)

Balance at end of year	$13,072	$16,165	$22,290

During the years ended December 31, 2012 and 2011, the Company decreased its liability for uncertain tax positions by a total of $3.1 million and $6.1 million, respectively, which is primarily related to reclassifications of certain temporary differences to deferred taxes payable.

The Company includes interest and penalties related to income tax liabilities in income tax expense. The Company recognized $0.3 million, $0.4 million and $1.7 million, respectively, of interest and penalties related to income tax liabilities during the years ended December 31, 2012, 2011 and 2010. At December 31, 2012 and 2011, the Company’s accrued liability for interest and penalties related to income tax liabilities totaled $9.0 million and $8.7 million, respectively.

At December 31, 2012, the Company’s total liability for uncertain tax positions of $22.1 million is included in other liabilities as presented in the Company’s Consolidated Balance Sheet. At December 31, 2011, accounts payable and accrued expenses and other liabilities as presented in the Company’s Consolidated Balance Sheet include $3.2 million and $21.7 million, respectively, related to the Company’s total liability for uncertain tax positions of $24.9 million.

The Company anticipates that its liability for uncertain tax positions will be increased over the next 12 months by additional taxes of approximately $1.1 million.

The Company is currently subject to U.S. Federal and various state income tax examinations for the tax years 2004 through 2011.

12.    Common and Common Equivalent Shares:

The calculation of shares used in the basic and diluted net income per share calculation for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Weighted average number of common shares outstanding	48,693	47,706	46,630
Weighted average number of dilutive common share equivalents	998	1,090	940

Weighted average number of common and common equivalent shares outstanding	49,691	48,796	47,570

Antidilutive securities not included in the diluted earnings per share calculation	29	45	464

13.    Stock Incentive Plans and Stock Purchase Plan:

On May 10 2012, the Company’s shareholders approved the Amended and Restated 2008 Incentive Compensation Plan (the “Amended and Restated 2008 Incentive Plan”). The amendments increased the number of shares of common stock reserved for delivery under the Amended and Restated 2008 Incentive Plan as well as extended the expiration date to 10 years from the effective date of approval. The Amended and Restated 2008 Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property. As provided in the Amended and Restated 2008 Incentive Plan, no additional grants can be made from the Company’s prior incentive plans, except that new awards will be permitted under the 2004 Incentive Compensation Plan (the “2004 Incentive Plan”) to the extent that shares previously granted under the 2004 Incentive Plan are forfeited, expire or terminate. Under the Amended and Restated 2008 Incentive Plan, a total of 5,029,717 shares were available for the granting of awards as of May 10, 2012. Collectively, the Company’s prior incentive plans and the Amended and Restated 2008 Incentive Plan are referred to as the Stock Incentive Plans.

Under the Amended and Restated 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards vest on a cliff basis over a term of five years upon the fulfillment of specified service-based and performance-based conditions or upon the satisfaction of specified performance-based conditions through December 31, 2018. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. At December 31, 2012, the Company had approximately 4.3 million shares available for future grants and awards under its Stock Incentive Plans.

Under the Company’s 1996 Non-Qualified Employee Stock Purchase Plan, as amended (the “Non-Qualified Plan”), employees are permitted to purchase the Company’s common stock at 85% of market value on January 1st, April 1st, July 1st and October 1st of each year. In accordance with the provisions of the accounting guidance for stock-based compensation, the Company recognizes stock-based compensation expense for the 15% discount received by participating employees. During the year ended December 31, 2012, 131,598 shares were issued under the Non-Qualified Plan. At December 31, 2012, the Company had approximately 423,500 shares reserved for issuance under the Non-Qualified Plan.

The Company recognized approximately $28.4 million, $27.1 million and $25.7 million of stock-based compensation expense related to its Stock Incentive Plans and Stock Purchase Plan during the years ended December 31, 2012, 2011 and 2010, respectively.

The activity related to the Company’s restricted and deferred stock awards and the corresponding weighted average grant-date fair values for the year ended December 31, 2012 are as follows:

	Number of Shares	Weighted Average Fair Value
Non-vested shares at January 1, 2012	978,353	$59.64
Awarded	465,317	$60.11
Forfeited	(39,441)	$65.06
Vested	(423,331)	$54.30

Non-vested shares at December 31, 2012	980,898	$61.94

The aggregate fair value of the restricted shares that vested during the years ended December 31, 2012, 2011 and 2010 was approximately $23.0 million, $19.0 million and $14.4 million, respectively.

The weighted average grant-date fair value of restricted and deferred stock awards that were granted during the years ended December 31, 2012, 2011 and 2010 was $60.11, $70.99 and $54.90, respectively.

At December 31, 2012, the total stock-based compensation cost related to non-vested restricted and deferred stock remaining to be recognized as compensation expense over a weighted-average period of approximately 1.4 years was $27.2 million.

The Company uses the Black-Scholes Model to estimate the fair value of each stock option on the date of grant. The Company did not grant any stock options during 2012. The weighted average grant-date fair values for stock options granted during the years ended December 31, 2011 and 2010 were $23.27 and $18.89, respectively, which were calculated using the following weighted average assumptions for expected volatility, expected life, risk-free interest rate and dividend yield:

	Years Ended December 31,
	2011	2010
Expected volatility	35%	35%
Expected life—officers (in years)	4.5	4.5
Expected life—other employees (in years)	3.5	3.5
Risk-free interest rate	1.9%	2.1% to 2.3%
Dividend yield	0%	0%

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

The activity and certain other information related to the Company’s stock option awards for the year ended December 31, 2012 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2012	2,053,573	$45.10
Granted	—	—
Canceled	(5,794)	$68.56
Exercised	(528,135)	$39.33		$18.1

Outstanding at December 31, 2012	1,519,644	$47.02	4.1	$49.4

Exercisable at December 31, 2012	1,474,539	$46.46	3.9	$48.8

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $18.1 million, $14.1 million and $9.1 million, respectively.

At December 31, 2012, the total stock-based compensation cost related to non-vested stock options remaining to be recognized as compensation expense over a weighted-average period of approximately 0.9 years was $0.2 million.

The net excess tax benefit recognized in additional paid-in capital related primarily to stock options and restricted stock for the years ended December 31, 2012, 2011 and 2010 was approximately $6.2 million, $7.1 million and $3.0 million, respectively. The cash proceeds received from the exercise of stock options for the years ended December 31, 2012, 2011 and 2010 were approximately $20.8 million, $24.5 million and $16.4 million, respectively.

14.    Retirement Plans:

The Company maintains three qualified contributory savings plans as allowed under Section 401(k) of the Internal Revenue Code and Section 1165(e) of the Puerto Rico Income Tax Act of 1954 (the “401(k) Plans”). The 401(k) Plans permit participant contributions and allow elective and, in certain situations, non-elective Company contributions based on each participant’s contribution or a specified percentage of eligible wages. Participants may defer a percentage of their annual compensation subject to the limits defined in the 401(k) Plans. The Company recorded an expense of $24.8 million, $20.3 million and $18.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, primarily related to the 401(k) Plans.

15.    Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its common stock. The Company has not included an accrual for these matters as of December 31, 2012 in its Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

The Company leases space for its regional and medical offices, storage space and temporary housing of medical staff. The Company also leases an aircraft. Rent expense for the years ended December 31, 2012, 2011 and 2010 was approximately $23.9 million, $20.8 million, and $19.8 million, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2012 are as follows (in thousands):

2013	$20,960
2014	16,268
2015	12,052
2016	8,337
2017	5,420
Thereafter	10,915

$73,952

16.    Selected Quarterly Financial Information (Unaudited):

The following tables set forth a summary of the Company’s selected quarterly financial information for each of the four quarters ended December 31, 2012 and 2011 (in thousands, except for per share data):

	2012 Quarters
	First	Second	Third	Fourth
Net patient service revenue	$422,616	$449,530	$473,134	$471,332

Operating expenses:
Practice salaries and benefits	272,261	275,951	292,030	290,671
Practice supplies and other operating expenses	16,985	17,956	17,606	19,276
General and administrative expenses	46,869	48,200	48,200	50,271
Depreciation and amortization	7,113	7,687	7,925	8,091

Total operating expenses	343,228	349,794	365,761	368,309

Income from operations	79,388	99,736	107,373	103,023

Investment income	428	365	422	681
Interest expense	(554)	(848)	(624)	(1,219)

Income before income taxes	79,262	99,253	107,171	102,485

Income tax provision	30,912	38,709	41,261	36,382

Net income	$48,350	$60,544	$65,910	$66,103

Per common and common equivalent share data (1):
Net income:
Basic	$1.00	$1.25	$1.35	$1.35

Diluted	$0.98	$1.22	$1.32	$1.32

Weighted average shares:
Basic	48,269	48,543	48,938	49,113

Diluted	49,399	49,545	49,809	50,106

(1)	Basic and diluted per share amounts are computed for each of the periods presented. Accordingly, the sum of the quarterly per share amounts may not agree with the full year amount.

	2011 Quarters
	First	Second	Third	Fourth
Net patient service revenue	$382,283	$393,402	$407,665	$404,898

Operating expenses:
Practice salaries and benefits	243,894	235,292	246,687	244,523
Practice supplies and other operating expenses	15,090	16,253	16,718	18,754
General and administrative expenses	41,798	42,702	43,010	42,846
Depreciation and amortization	5,781	6,032	6,213	7,266

Total operating expenses	306,563	300,279	312,628	313,389

Income from operations	75,720	93,123	95,037	91,509

Investment income	325	329	337	504
Interest expense	(911)	(988)	(1,056)	(684)

Income before income taxes	75,134	92,464	94,318	91,329

Income tax provision	29,678	36,523	36,077	32,970

Net income	$45,456	$55,941	$58,241	$58,359

Per common and common equivalent share data (1):
Net income:
Basic	$0.96	$1.18	$1.21	$1.21

Diluted	$0.94	$1.15	$1.19	$1.19

Weighted average shares:
Basic	47,149	47,531	47,990	48,126

Diluted	48,361	48,730	48,935	49,132

(1)	Basic and diluted per share amounts are computed for each of the periods presented. Accordingly, the sum of the quarterly per share amounts may not agree with the full year amount.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s independent registered certified public accounting firm, PricewaterhouseCoopers LLP, has audited our internal control over financial reporting as of December 31, 2012 as stated in their report which appears on page 49 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2013 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2013 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2012, with respect to shares of our common stock that may be issued under existing equity compensation plans, including our Amended and Restated 2008 Incentive Compensation Plan (“2008 Incentive Plan”), our 2004 Incentive Compensation Plan, as amended (“2004 Incentive Plan”), our Amended and Restated Stock Option Plan, as amended (the “Option Plan”), and our 1996 Non-Qualified Employee Stock Purchase Plan, as amended and restated (the “Stock Purchase Plan”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,519,644	(1)	$47.02	4,676,622	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	1,519,644		$47.02	4,676,622

(1)	Represents 627,451 shares issuable under the 2008 Incentive Plan, 695,362 shares issuable under the 2004 Incentive Plan and 196,831 shares issuable under the Option Plan.
(2)	Under the 2008 Incentive Plan, the 2004 Incentive Plan and the Stock Purchase Plan, 4,253,149, 9 and 423,464 shares, respectively, remain available for future issuance.

The remaining information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2013 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2013 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2013 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1) Financial Statements

The information required by this Item is included in Item 8 of Part II of this Form 10-K.

(a)(2) Financial Statement Schedules

The following financial statement schedule for the years ended December 31, 2012, 2011 and 2010, is included in this Form 10-K as set forth below (in thousands).

MEDNAX, INC.

Schedule II: Valuation and Qualifying Accounts

	Years Ended December 31,
	2012	2011	2010
Allowance for contractual adjustments and uncollectibles:
Balance at beginning of year	$576,030	$421,977	$377,506
Amount charged against operating revenue	3,994,924	3,362,081	2,825,827
Accounts receivable contractual adjustments and write-offs (net of recoveries)	(3,946,058)	(3,208,028)	(2,781,356)

Balance at end of year	$624,896	$576,030	$421,977

All other schedules have been omitted because they are not applicable, not required or the information is included elsewhere herein.

(a)(3)	Exhibits

See Item 15(b) of this Form 10-K.

(b)	Exhibits

2.1	Agreement and Plan of Merger, dated as of December 29, 2008, between MEDNAX, Inc., Pediatrix Medical Group, Inc. and PMG Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).

3.1	Amended and Restated Articles of Incorporation of MEDNAX, Inc. (incorporated by reference to Exhibit 3.1 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).

3.2	Articles of Amendment Designating Series A Junior Participating Preferred Stock of MEDNAX, Inc. (incorporated by reference to Exhibit 3.2 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).

3.3	Amended and Restated By-laws of MEDNAX, Inc. (incorporated by reference to Exhibit 3.3 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).

10.1	Amended and Restated Credit Agreement, dated as of November 19, 2012, among Wells Fargo Bank, National Association, as Administration Agent, JPMorgan Chase Bank, N.A. and U.S. Bank National Association, as Co-Syndication Agents, and Fifth Third Bank, as Documentation Agent, the Lenders party thereto and MEDNAX, Inc. and certain of its domestic subsidiaries named as Guarantors therein (incorporated by reference to Exhibit 10.1 to MEDNAX’s Current Report on Form 8-K dated November 26, 2012).

10.2	Amended and Restated Stock Option Plan of Pediatrix dated as of June 4, 2003 (incorporated by reference to Exhibit 10.5 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).*

10.3	First Amendment, dated December 29, 2008, to Pediatrix Medical Group, Inc. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.7 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.4	1996 Non-Qualified Employee Stock Purchase Plan of MEDNAX, Inc., as amended and restated, dated January 1, 2009 (incorporated by reference to Exhibit 10.6 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.5	Executive Non-Qualified Deferred Compensation Plan of Pediatrix, dated October 13, 1997 (incorporated by reference to Exhibit 10.35 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 1998).*

10.6	Amended and Restated Thrift and Profit Sharing Plan of Pediatrix (incorporated by reference to Exhibit 4.5 to Pediatrix’s Registration Statement on Form S-8 (Registration No. 333-101222)).*

10.7	Pediatrix Medical Group of Puerto Rico Thrift and Profit Sharing Plan (incorporated by reference to Exhibit 4.3 to Pediatrix’s Registration Statement on Form S-8 dated December 9, 2004).*

10.8	Pediatrix Medical Group, Inc. 2004 Incentive Compensation Plan (incorporated by reference to Exhibit A of Pediatrix’s Proxy Statement on Schedule 14A dated as of April 9, 2004).*

10.9	Second Amendment, dated December 29, 2008, to Pediatrix Medical Group, Inc. 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.8 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.10	MEDNAX, Inc. Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Exhibit A to MEDNAX’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 30, 2012).*

10.11	Pediatrix Medical Group, Inc. Form of Stock Option Agreement for Stock Options Awarded Under the Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.3 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.12	Pediatrix Medical Group, Inc. Form of Incentive Stock Option Agreement for Incentive Stock Options Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.13	Pediatrix Medical Group, Inc. Form of Non-Qualified Stock Option Agreement for Non-Qualified Stock Options Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.14	Pediatrix Medical Group, Inc. Form of Restricted Stock Agreement for Restricted Stock Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.15	MEDNAX, Inc. Form of Non-Qualified Stock Option Agreement for Non-Qualified Stock Options Awarded Under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.17 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.16	MEDNAX, Inc. Form of Restricted Stock Agreement for Restricted Stock Awarded Under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.18 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.17	Employment Agreement, dated August 7, 2011, by and between MEDNAX Services, inc. and Roger J. Medel, M.D. (incorporated by reference to Exhibit 10.1 to MEDNAX’s Current Report on Form 8-K dated August 10, 2011.)*

10.18	Employment Agreement, dated August 20, 2008, by and between Pediatrix Medical Group, Inc. and Joseph M. Calabro (incorporated by reference to Exhibit 10.2 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).*

10.19	Amendment Agreement, dated December 29, 2008, between MEDNAX, Inc., Pediatrix Medical Group, Inc. and Joseph M. Calabro (incorporated by reference to Exhibit 10.3 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.20	Employment Agreement, dated August 20, 2008, by and between Pediatrix Medical Group, Inc. and Karl B. Wagner (incorporated by reference to Exhibit 10.3 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).*

10.21	Amendment Agreement, dated December 29, 2008, between MEDNAX, Inc., Pediatrix Medical Group, Inc. and Karl B. Wagner (incorporated by reference to Exhibit 10.4 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.22	Second Amendment Agreement, dated February 24, 2010, by and among Mednax, Inc., Mednax Services, Inc., American Anesthesiology, Inc. and Karl B. Wagner (incorporated by reference to Exhibit 10.25 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.23	Employment Agreement, dated February 24, 2010, by and between MEDNAX Services, Inc. and Vivian Lopez-Blanco (incorporated by reference to Exhibit 10.28 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.24+	Employment Agreement, dated February 13, 2012, by and between Pediatrix Medical Group, Inc. and Michael Stanley, M.D.*

10.25	Restricted Shares Units Agreement for Roger J. Medel, M.D. dated August 7, 2011 (incorporated by reference to Exhibit 10.2 to MEDNAX’s Current Report on Form 8-K dated August 10, 2011.)*

10.26	Restricted Shares Units Agreement for Roger J. Medel, M.D. dated August 20, 2008 (incorporated by reference to Exhibit 10.5 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).*

10.27	Restricted Shares Units Agreement for Roger J. Medel, M.D. dated August 20, 2008 (incorporated by reference to Exhibit 10.6 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).*

10.28	Form of Indemnification Agreement between Pediatrix and each of its directors and executive officers. (incorporated by reference to Exhibit 10.6 to Pediatrix’s Annual Report on Form 10-K for the year ended December 31, 2003).*

10.29	Form of Exclusive Management and Administrative Services Agreement with affiliated professional contractors (incorporated by reference to Exhibit 10.31 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2011).

21.1+	Subsidiaries of the Registrant.

23.1+	Consent of PricewaterhouseCoopers LLP.

31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contracts or compensation plans, contracts or arrangements.
+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDNAX, INC.

Date: February 15, 2013	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger J. Medel, M.D. Roger J. Medel, M.D.	Chief Executive Officer (Principal Executive Officer)	February 15, 2013

/s/ Vivian Lopez-Blanco Vivian Lopez-Blanco	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 15, 2013

/s/ Cesar L. Alvarez Cesar L. Alvarez	Director and Chairman of the Board	February 15, 2013

/s/ Waldemar A. Carlo, M.D. Waldemar A. Carlo, M.D.	Director	February 15, 2013

/s/ Michael B. Fernandez Michael B. Fernandez	Director	February 15, 2013

/s/ Roger K. Freeman, M.D. Roger K. Freeman, M.D.	Director	February 15, 2013

/s/ Paul G. Gabos Paul G. Gabos	Director	February 15, 2013

/s/ Pascal J. Goldschmidt, M.D. Pascal J. Goldschmidt, M.D.	Director	February 15, 2013

/s/ Manuel Kadre Manuel Kadre	Director	February 15, 2013

/s/ Donna E. Shalala, Ph.D. Donna E. Shalala, Ph.D.	Director	February 15, 2013

/s/ Enrique J. Sosa, Ph.D. Enrique J. Sosa, Ph.D.	Director	February 15, 2013