Form 10-Q
period 2013-03-31
MEDNAX, INC.
filed 2013-05-02
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

On April 26, 2013, the registrant had outstanding 50,215,641 shares of Common Stock, par value $.01 per share.

MEDNAX, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDNAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$34,425	$21,280
Short-term investments	5,535	6,584
Accounts receivable, net	263,820	248,066
Prepaid expenses	3,959	4,852
Deferred income taxes	77,631	69,034
Other assets	9,258	9,228

Total current assets	394,628	359,044
Investments	58,645	47,593
Property and equipment, net	60,275	59,738
Goodwill	2,165,169	2,165,672
Other assets, net	113,939	118,290

Total assets	$2,792,656	$2,750,337

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$150,725	$255,661
Current portion of long-term capital lease obligations	95	101
Income taxes payable	40,075	12,576

Total current liabilities	190,895	268,338
Line of credit	184,000	144,000
Long-term capital lease obligations	209	233
Long-term professional liabilities	126,718	119,570
Deferred income taxes	130,102	125,877
Other liabilities	54,976	56,951

Total liabilities	686,900	714,969

Commitments and contingencies

Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 100,000 shares authorized; 50,169 and 50,019 shares issued and outstanding, respectively	502	500
Additional paid-in capital	803,099	788,080
Retained earnings	1,302,155	1,246,788

Total shareholders’ equity	2,105,756	2,035,368

Total liabilities and shareholders’ equity	$2,792,656	$2,750,337

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net patient service revenue	$502,715	$422,616

Operating expenses:
Practice salaries and benefits	329,201	272,261
Practice supplies and other operating expenses	19,500	16,985
General and administrative expenses	53,318	46,869
Depreciation and amortization	9,144	7,113

Total operating expenses	411,163	343,228

Income from operations	91,552	79,388
Investment income	402	428
Interest expense	(1,189)	(554)

Income before income taxes	90,765	79,262
Income tax provision	35,398	30,912

Net income	$55,367	$48,350

Per common and common equivalent share data:

Net income:
Basic	$1.12	$1.00

Diluted	$1.10	$0.98

Weighted average shares:
Basic	49,309	48,269

Diluted	50,392	49,399

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$55,367	$48,350
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,144	7,113
Accretion of contingent consideration liabilities	242	265
Stock-based compensation expense	7,284	7,036
Deferred income taxes	(4,372)	(11,136)
Changes in assets and liabilities:
Accounts receivable	(15,754)	(6,329)
Prepaid expenses and other assets	1,363	2,155
Other assets	(87)	(21)
Accounts payable and accrued expenses	(107,724)	(114,362)
Income taxes payable	27,629	30,323
Long-term professional liabilities	7,148	2,934
Other liabilities	1,373	1,556

Net cash used in operating activities	(18,387)	(32,116)

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(1,295)	(28,095)
Purchases of investments	(12,018)	(5,576)
Proceeds from sales or maturities of investments	2,015	7,200
Purchases of property and equipment	(4,337)	(2,920)

Net cash used in investing activities	(15,635)	(29,391)

Cash flows from financing activities:
Borrowings on line of credit	295,500	133,000
Payments on line of credit	(255,500)	(78,500)
Payment of contingent consideration liabilities	(410)	(410)
Payments on capital lease obligations	(30)	(43)
Excess tax benefit from exercises of stock options and vesting of restricted stock	2,414	1,990
Proceeds from issuance of common stock	5,193	9,262

Net cash provided from financing activities	47,167	65,299

Net increase in cash and cash equivalents	13,145	3,792
Cash and cash equivalents at beginning of period	21,280	18,596

Cash and cash equivalents at end of period	$34,425	$22,388

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

New Accounting Pronouncements

There were no new accounting pronouncements issued or effective during the three months ended March 31, 2013, that had or are expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

2.	Cash Equivalents and Investments:

As of March 31, 2013 and December 31, 2012, the Company’s cash equivalents consisted entirely of money market funds with a fair value of $2.4 million and $11.1 million, respectively.

Investments consist of municipal debt securities, federal home loan securities and certificates of deposit. Investments with remaining maturities of less than one year are classified as short-term investments. Investments classified as long-term have maturities of one year to seven years.

The Company intends and has the ability to hold its held-to-maturity securities to maturity, and therefore carries such investments at amortized cost in accordance with the provisions of the accounting guidance for investments in debt and equity securities.

Investments held at March 31, 2013 and December 31, 2012 are summarized as follows (in thousands):

	March 31, 2013		December 31, 2012
	Short-Term	Long-Term	Short-Term	Long-Term
Municipal debt securities	$5,039	$32,631	$6,088	$27,563
Federal home loan securities	—	24,553	—	18,569
Certificates of deposit	496	1,461	496	1,461

	$5,535	$58,645	$6,584	$47,593

3.	Fair Value Measurements:

In accordance with the accounting guidance for fair value measurements and disclosures, the Company carries its money market funds included in cash and cash equivalents at fair value. In accordance with the three-tier fair value hierarchy under this guidance, the Company determined the fair value using quoted market prices, a Level 1 input as defined under the accounting guidance for fair value measurements. At March 31, 2013 and December 31, 2012, the Company’s money market funds had a carrying amount of $2.4 million and $11.1 million, respectively.

The Company also carries the cash surrender value of life insurance related to its deferred compensation arrangements at fair value. The investments underlying the life insurance contracts consist primarily of exchange-traded equity securities and mutual funds with quoted prices in active markets. In accordance with the three-tier fair value hierarchy, the Company determined the fair value using the cash surrender value of the life insurance, a Level 2 input as defined under the accounting guidance for fair value measurements. At March 31, 2013 and December 31, 2012, the Company’s cash surrender value of life insurance had a carrying amount of $14.9 million and $13.8 million, respectively.

In addition, the Company carries its contingent consideration liabilities related to acquisitions at fair value. In accordance with the three-tier fair value hierarchy, the Company determined the fair value of its contingent consideration liabilities using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3, or unobservable inputs as defined under the accounting guidance for fair value measurements. At March 31, 2013 and December 31, 2012, the Company’s contingent consideration liabilities had a fair value of $37.5 million and $37.7 million, respectively.

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

4.	Accounts Receivable:

Accounts receivable, net consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Gross accounts receivable	$917,818	$872,962
Allowance for contractual adjustments and uncollectibles	(653,998)	(624,896)

	$263,820	$248,066

5.	Business Acquisitions:

During the three months ended March 31, 2013, the Company paid approximately $1.7 million for contingent consideration related to certain prior-period acquisitions, all of which was accrued as of December 31, 2012. In connection with a prior-period acquisition, the Company also recorded other assets of approximately $0.5 million during the three months ended March 31, 2013.

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

6.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Accounts payable	$9,584	$13,812
Accrued salaries and bonuses	53,742	160,495
Accrued payroll taxes and benefits	29,236	36,176
Accrued contingent consideration	18,896	16,109
Accrued professional liabilities	17,865	17,466
Other accrued expenses	21,402	11,603

	$150,725	$255,661

The net decrease in accrued salaries and bonuses of $106.8 million, from $160.5 million at December 31, 2012 to $53.7 million at March 31, 2013, is primarily due to the payment of performance-based incentive compensation, principally to the Company’s physicians, partially offset by performance-based incentive compensation accrued during the three months ended March 31, 2013. A majority of the Company’s payments for performance-based incentive compensation is paid annually in the first quarter.

7.	Common and Common Equivalent Shares:

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common and potential common shares outstanding during the applicable period. Potential common shares consist of outstanding stock options and non-vested restricted and deferred stock calculated using the treasury stock method. Under the treasury stock method, the Company includes the assumed excess tax benefits related to the potential exercise or vesting of its stock-based awards using the difference between the average market price for the applicable period less the option price, if any, and the fair value of the stock-based award on the date of grant multiplied by the applicable tax rate.

The calculation of shares used in the basic and diluted net income per share calculation for the three months ended March 31, 2013 and 2012 is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Weighted average number of common shares outstanding	49,309	48,269
Weighted average number of dilutive common share equivalents	1,083	1,130

Weighted average number of common and common equivalent shares outstanding	50,392	49,399

Antidilutive securities not included in the dilutive earnings per share calculation	—	28

8.	Stock Incentive Plans and Stock Purchase Plans:

The Company’s Amended and Restated 2008 Incentive Compensation Plan (the “2008 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property. As provided in the 2008 Incentive Plan, no additional grants can be made from the Company’s prior incentive plans, except that new awards will be permitted under the 2004 Incentive Compensation Plan (the “2004 Incentive Plan”) to the extent that shares previously granted under the 2004 Incentive Plan are forfeited, expire or terminate. To date, the only equity awards made by the Company under the 2008 Incentive Plan are for stock options, restricted stock and deferred stock. Collectively, the Company’s prior incentive plans and the 2008 Incentive Plan are referred to as the Stock Incentive Plans.

Under the 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards vest on a cliff basis over a term of five years upon the fulfillment of specified service-based and performance-based conditions or upon the satisfaction of specified performance-based conditions through December 31, 2018. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. At March 31, 2013, the Company had approximately 4.3 million shares available for future grants and awards under its Stock Incentive Plans.

Under the Company’s 1996 Non-Qualified Employee Stock Purchase Plan, as amended (the “Non-Qualified Plan”), employees are permitted to purchase the Company’s common stock at 85% of market value on January 1st, April 1st, July 1st and October 1st of each year. In accordance with the provisions of the accounting guidance for stock-based compensation, the Company recognizes stock-based compensation expense for the 15% discount received by participating employees. During the three months ended March 31, 2013, 26,641 shares were issued under the Non-Qualified Plan. At March 31, 2013, the Company had approximately 396,800 shares reserved for issuance under the Non-Qualified Plan.

During the three months ended March 31, 2013 and 2012, the Company recognized approximately $7.3 million and $7.0 million, respectively, of stock-based compensation expense related to the Stock Incentive Plans and the Non-Qualified Plan. The net excess tax benefit recognized in additional paid-in capital related to the exercise of stock options for the three months ended March 31, 2013 was approximately $2.5 million.

9.	Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its common stock. The Company has not included an accrual for these matters as of March 31, 2013 in its Condensed Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

Our results of operations for the three months ended March 31, 2012 include the results of operations for these physician group practices from their respective dates of acquisition and therefore are not comparable in some respects.

The United States continues to be affected by unfavorable economic conditions and slow economic growth. The number of unemployed and under-employed workers remains significant. During the three months ended March 31, 2013, the percentage of patient services being reimbursed under government-sponsored healthcare programs increased as compared to the three months ended March 31, 2012. There could be additional shifts toward government-sponsored programs and patient volumes could decline if economic conditions do not improve or deteriorate further. Payments received from government-sponsored programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, many states continue to experience lower than anticipated revenue and are facing significant budget shortfalls. Although the shortfalls for the budget year beginning in July 2012 were lower than in recent years, they are still significant by historical standards. These shortfalls could lead to reduced or delayed funding for state Medicaid programs and, in turn, reduced or delayed reimbursement for physician services.

In March 2010, the “Patient Protection and Affordable Care Act,” (the “Affordable Care Act”), was enacted. The Affordable Care Act contains a number of provisions that could affect us over the next several years. These provisions include establishing health insurance exchanges to facilitate the purchase of qualified health plans, expanding Medicaid eligibility, subsidizing insurance premiums and creating requirements and incentives for businesses to provide healthcare benefits. Other provisions contain changes to healthcare fraud and abuse laws and expand the scope of the Federal False Claims Act. Additionally, in November 2012, the Centers for Medicare & Medicaid Services (“CMS”) adopted a rule under the Affordable Care Act that would allow physicians who provide eligible primary care services to generally be paid at the Medicare reimbursement rates in effect in calendar years 2013 and 2014 instead of state-established Medicaid reimbursement rates. Generally, state Medicaid reimbursement rates are lower than federally-established Medicare rates. State agencies were required to submit their state plan amendments outlining how they will implement the rule, including frequency and timing of payments, by March 31, 2013, however not all states have submitted their state plan amendments. Upon submission, CMS has 90 days to approve, disapprove or request additional information about the plans. There are still unanswered questions regarding the attestation process that is required to qualify for the enhanced payments as well as whether certain services under state specific programs are eligible for the enhanced payments. Given the uncertainty surrounding the implementation process, eligibility of certain services under state specific programs and the timing and frequency of any payments, at this time we cannot predict with any assurance the ultimate impact of the rule on us.

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

In addition, the Budget Control Act of 2011 sets forth across-the-board cuts (“sequestrations”) to Medicare reimbursement rates for the years 2013 through 2021 that were scheduled to begin on April 1, 2013. To date, no Congressional action has been taken, and the sequestration has gone into effect. This 2% reduction in Medicare reimbursement rates that became effective on April 1, 2013 is not expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

The following discussion contains forward-looking statements. Please see the Company’s most recent Annual Report on Form 10-K, including Item 1A, Risk Factors, for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. In addition, please see “Caution Concerning Forward-Looking Statements” below.

Results of Operations

Three Months Ended March 31, 2013 as Compared to Three Months Ended March 31, 2012

Our net patient service revenue increased $80.1 million, or 19.0%, to $502.7 million for the three months ended March 31, 2013, as compared to $422.6 million for the same period in 2012. Of this $80.1 million increase, $70.8 million, or 88.4%, was attributable to revenue generated from acquisitions completed after December 31, 2011. Same-unit net patient service revenue increased $9.3 million, or 2.2%, for the three months ended March 31, 2013. The change in same-unit net patient service revenue was the result of an increase in revenue of $8.6 million, or 2.0%, related to net reimbursement-related factors and an increase of approximately $0.7 million, or 0.2%, from higher overall patient service volumes. The increase in revenue of
$8.6 million related to net reimbursement-related factors was primarily due to continued improvements in managed care contracting, partially offset by a decrease in revenue caused by an increase in the percentage of our patients being enrolled in government-sponsored programs. The increase in revenue of $0.7 million from higher patient service volumes is related to growth in our hospital-based other pediatric services, including newborn nursery and pediatric intensive care services, as well as in our anesthesia practices, offset by declines in our office-based pediatric cardiology practices. Volume in our hospital-based neonatal practices and our office-based maternal-fetal medicine practices was relatively flat. Excluding the additional calendar day in February for the 2012 leap year, the increase in same-unit net patient service revenue was 3.2% for the three months ended March 31, 2013, with same-unit volume growth adjusted to 1.2% and net reimbursement-related growth of 2.0% unaffected by the additional day in 2012. Same units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased $56.9 million, or 20.9%, to $329.2 million for the three months ended March 31, 2013, as compared to $272.3 million for the same period in 2012. This $56.9 million increase was primarily attributable to increased costs associated with new physicians and other staff to support acquisition-related growth and growth at existing units, of which $46.5 million was related to salaries and $10.4 million was related to benefits and incentive compensation.

Practice supplies and other operating expenses increased $2.5 million, or 14.8%, to $19.5 million for the three months ended March 31, 2013, as compared to $17.0 million for the same period in 2012. The increase was attributable to practice supply, rent and other costs of $1.4 million at our existing units and $1.1 million related to our acquisitions.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $6.4 million, or 13.8%, to $53.3 million for the three months ended March 31, 2013, as compared to $46.9 million for the same period in 2012, and grew at a rate slower than the rate of revenue growth. The increase of $6.4 million is attributable to the overall growth of the Company including acquisition-related growth. General and administrative expenses as a percentage of net patient service revenue was 10.6% for the three months ended March 31, 2013, as compared to 11.1% for the three months ended March 31, 2012.

Depreciation and amortization expense increased $2.0 million, or 28.6%, to $9.1 million for the three months ended March 31, 2013, as compared to $7.1 million for the same period in 2012. The increase was primarily attributable to the amortization of intangible assets related to acquisitions.

Income from operations increased $12.2 million, or 15.3%, to $91.6 million for the three months ended March 31, 2013, as compared to $79.4 million for the same period in 2012. Our operating margin was 18.2% for the three months ended March 31, 2013, as compared to 18.8% for the same period in 2012. This decrease of 57 basis points was primarily due to an increase in operating expenses during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, as well as the variability in margins due to the mix of practices acquired after December 31, 2011.

We recorded net interest expense of $0.8 million for the three months ended March 31, 2013, as compared to $0.1 million for the same period in 2012. The increase in net interest expense was primarily due to higher average borrowings at a higher effective borrowing interest rate as well as an increase in commitment fees related to our $800 million amended and restated revolving credit facility (“Line of Credit”). Interest expense for the three months ended March 31, 2013 and 2012, consisted primarily of interest charges, commitment fees and amortized debt costs related to our Line of Credit and accretion expense related to our contingent consideration liabilities.

Our effective income tax rate was 39.0% for the three months ended March 31, 2013 and 2012.

Net income increased by 14.5% to $55.4 million for the three months ended March 31, 2013, as compared to $48.4 million for the same period in 2012.

Diluted net income per common and common equivalent share was $1.10 on weighted average shares outstanding of 50.4 million for the three months ended March 31, 2013, as compared to $0.98 on weighted average shares outstanding of 49.4 million for the same period in 2012.

Liquidity and Capital Resources

As of March 31, 2013, we had $34.4 million of cash and cash equivalents on hand as compared to $21.3 million at December 31, 2012. In addition, we had working capital of $203.7 million at March 31, 2013, an increase of $113.0 million from working capital of $90.7 million at December 31, 2012. This net increase in working capital is primarily due to year-to-date earnings, net borrowings on our Line of Credit and proceeds from the issuance of common stock under our stock incentive and stock purchase plans, partially offset by the use of funds for the purchase of investments.

Our net cash used in operating activities was $18.4 million for the three months ended March 31, 2013, as compared to $32.1 million for the same period in 2012. This net decrease in cash used of $13.7 million for the three months ended March 31, 2013 is primarily due to (i) improved operating results; (ii) a net increase in cash flow related to changes in the components of our accounts payable and accrued expenses; and (iii) an increase in cash flow related to changes in our income tax liabilities; partially offset by (iv) a net decrease in cash flow related to accounts receivable, primarily due to higher balances related to recent acquisitions.

During the three months ended March 31, 2013, accounts receivable increased by $15.8 million, as compared to an increase of $6.3 million for the same period in 2012. The net increases in accounts receivable for the three months ended March 31, 2013 and 2012 are primarily due to increases in accounts receivable related to recent acquisitions.

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

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO improved to 47.2 days at March 31, 2013 as compared to 48.4 days at December 31, 2012.

During the three months ended March 31, 2013, our net cash used in investing activities of $15.6 million included net purchases of $10.0 million related to the purchase and maturity of investments, capital expenditures of $4.3 million and contingent purchase price payments of $1.3 million. Our capital expenditures were for leasehold and other improvements, medical equipment, computer and office equipment, software and furniture and fixtures at our office-based practices and our corporate and regional offices. Under the current accounting guidance for business combinations, payments of contingent consideration liabilities related to acquisitions completed prior to January 1, 2009 are presented as cash flows from investing activities. Payments of contingent consideration liabilities related to acquisitions completed after January 1, 2009 are presented as cash flows from financing activities.

During the three months ended March 31, 2013, our net cash provided from financing activities of $47.2 million consisted primarily of net borrowings on our Line of Credit of $40.0 million, proceeds from the exercise of employee stock options and the issuance of common stock under our stock purchase plans of $5.2 million, and excess tax benefits related to the exercise of employee stock options of $2.4 million, partially offset by the payment of $0.4 million for contingent consideration liabilities.

Our Line of Credit, which is guaranteed by substantially all of our subsidiaries and affiliated professional contractors, includes (1) a $75 million sub-facility for the issuance of letters of credit and (2) a $37.5 million sub-facility for swingline loans. The Line of Credit may be increased from $800.0 million up to $1.0 billion, subject to the satisfaction of specified conditions. At our option, borrowings under the Line of Credit (other than swingline loans) bear interest at (1) the alternate base rate (defined as the highest of (i) the Wells Fargo Bank, National Association prime rate, (ii) the Federal Funds Rate plus 1/2 of 1.00% and (iii) one month LIBOR plus 1.00%) or (2) the LIBOR rate, as defined in the Line of Credit, plus an applicable margin rate ranging from 0.125% to 0.750% for alternate base rate borrowings and 1.125% to 1.750% for LIBOR rate borrowings, in each case based on our consolidated leverage ratio. Swingline loans bear interest at the alternate base rate plus the applicable margin rate. We are subject to certain covenants and restrictions specified in the Line of Credit, including covenants that require us to maintain a minimum fixed charge coverage ratio and not to exceed a specified consolidated leverage ratio, to comply with laws, and restrict us from paying dividends and making certain other distributions, as specified therein. Failure to comply with these covenants would constitute an event of default under the Line of Credit, notwithstanding our ability to meet our debt service obligations. The Line of Credit includes various customary remedies for the lenders following an event of default.

At March 31, 2013, we had an outstanding principal balance of $184.0 million on our Line of Credit. We also had outstanding letters of credit associated with our professional liability insurance program of $5.3 million which reduced the amount available on our Line of Credit to $610.7 million at March 31, 2013. At March 31, 2013, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under our Line of Credit. We believe we will be in compliance with these covenants throughout 2013.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at March 31, 2013 was $144.6 million, of which $17.9 million is classified as a current liability within accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our Line of Credit is subject to market risk and interest rate changes. Our Line of Credit bears interest at (1) the alternate base rate, which is defined as the highest of (i) the Wells Fargo Bank, National Association prime rate, (ii) the Federal Funds Rate plus 1/2 of 1.000% and (iii) one month LIBOR plus 1.000% or (2) the LIBOR rate, as defined in the Line of Credit, plus, an applicable margin rate ranging from 0.125% to 0.750% for alternate base rate borrowings and 1.125% to 1.750% for LIBOR rate borrowings, in each case based on the Company’s consolidated leverage ratio. The outstanding principal balance on our Line of Credit was $184.0 million at March 31, 2013. Considering the total outstanding balance of $184.0 million, a 1% change in interest rates would result in an impact to income before taxes of approximately $1.8 million per year.

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

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MEDNAX, INC.

Date: May 2, 2013	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2013	By:	/s/ Vivian Lopez-Blanco
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