Form 10-Q
period 2013-06-30
MEDNAX, INC.
filed 2013-07-30
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

On July 25, 2013, the registrant had outstanding 50,627,597 shares of Common Stock, par value $.01 per share.

MEDNAX, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDNAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2013	December 31, 2012
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$13,163	$21,280
Short-term investments	7,009	6,584
Accounts receivable, net	269,774	248,066
Prepaid expenses	7,055	4,852
Deferred income taxes	60,914	69,034
Other assets	9,776	9,228

Total current assets	367,691	359,044
Investments	59,851	47,593
Property and equipment, net	61,408	59,738
Goodwill	2,273,288	2,165,672
Other assets, net	127,152	118,290

Total assets	$2,889,390	$2,750,337

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$204,154	$255,661
Current portion of long-term capital lease obligations	97	101
Income taxes payable	8,522	12,576

Total current liabilities	212,773	268,338
Line of credit	153,800	144,000
Long-term capital lease obligations	184	233
Long-term professional liabilities	131,532	119,570
Deferred income taxes	140,612	125,877
Other liabilities	57,344	56,951

Total liabilities	696,245	714,969

Commitments and contingencies

Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 100,000 shares authorized; 50,586 and 50,019 shares issued and outstanding, respectively	506	500
Additional paid-in capital	821,266	788,080
Retained earnings	1,371,373	1,246,788

Total shareholders’ equity	2,193,145	2,035,368

Total liabilities and shareholders’ equity	$2,889,390	$2,750,337

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net patient service revenue	$529,180	$449,530	$1,031,895	$872,146

Operating expenses:
Practice salaries and benefits	331,922	275,951	661,123	548,212
Practice supplies and other operating expenses	19,416	17,956	38,916	34,941
General and administrative expenses	54,601	48,200	107,919	95,069
Depreciation and amortization	9,870	7,687	19,014	14,800

Total operating expenses	415,809	349,794	826,972	693,022

Income from operations	113,371	99,736	204,923	179,124
Investment income	396	365	798	793
Interest expense	(1,673)	(848)	(2,862)	(1,402)

Income before income taxes	112,094	99,253	202,859	178,515
Income tax provision	42,876	38,709	78,274	69,621

Net income	$69,218	$60,544	$124,585	$108,894

Per common and common equivalent share data:

Net income:
Basic	$1.40	$1.25	$2.52	$2.25

Diluted	$1.37	$1.22	$2.47	$2.20

Weighted average shares:
Basic	49,558	48,543	49,434	48,408

Diluted	50,549	49,545	50,471	49,474

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$124,585	$108,894
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	19,014	14,800
Accretion of contingent consideration liabilities	706	517
Stock-based compensation expense	15,092	13,089
Deferred income taxes	16,210	10,324
Changes in assets and liabilities:
Accounts receivable	(21,708)	(10,532)
Prepaid expenses and other assets	(2,251)	(740)
Other assets	179	540
Accounts payable and accrued expenses	(53,409)	(57,733)
Income taxes payable	(3,924)	(3,312)
Long-term professional liabilities	11,962	6,720
Other liabilities	2,392	2,466

Net cash provided from operating activities	108,848	85,033

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(116,944)	(64,869)
Purchases of investments	(14,946)	(14,113)
Proceeds from maturities of investments	2,263	10,800
Purchases of property and equipment	(9,345)	(6,821)

Net cash used in investing activities	(138,972)	(75,003)

Cash flows from financing activities:
Borrowings on line of credit	565,000	246,000
Payments on line of credit	(555,200)	(275,000)
Payment of contingent consideration liabilities	(5,710)	(4,903)
Payments on capital lease obligations	(53)	(86)
Excess tax benefit from exercises of stock options and vesting of restricted stock and deferred stock	7,795	3,706
Proceeds from issuance of common stock	10,175	13,803

Net cash provided from (used in) financing activities	22,007	(16,480)

Net decrease in cash and cash equivalents	(8,117)	(6,450)
Cash and cash equivalents at beginning of period	21,280	18,596

Cash and cash equivalents at end of period	$13,163	$12,146

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

New Accounting Pronouncements

There were no new accounting pronouncements issued or effective during the six months ended June 30, 2013, that had or are expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

2.	Cash Equivalents and Investments:

As of June 30, 2013 and December 31, 2012, the Company’s cash equivalents consisted entirely of money market funds with a fair value of $2.1 million and $11.1 million, respectively.

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

Investments held at June 30, 2013 and December 31, 2012 are summarized as follows (in thousands):

	June 30, 2013		December 31, 2012
	Short-Term	Long-Term	Short-Term	Long-Term

Municipal debt securities	$6,041	$34,568	$6,088	$27,563
Federal home loan securities	—	24,542	—	18,569
Certificates of deposit	968	741	496	1,461

	$7,009	$59,851	$6,584	$47,593

3.	Fair Value Measurements:

In accordance with the accounting guidance for fair value measurements and disclosures, the Company carries its money market funds included in cash and cash equivalents at fair value. In accordance with the three-tier fair value hierarchy under this guidance, the Company determined the fair value using quoted market prices, a Level 1 input as defined under the accounting guidance for fair value measurements. At June 30, 2013 and December 31, 2012, the Company’s money market funds had a carrying amount of $2.1 million and $11.1 million, respectively.

The Company also carries the cash surrender value of life insurance related to its deferred compensation arrangements at fair value. The investments underlying the life insurance contracts consist primarily of exchange-traded equity securities and mutual funds with quoted prices in active markets. In accordance with the three-tier fair value hierarchy, the Company determined the fair value using the cash surrender value of the life insurance, a Level 2 input as defined under the accounting guidance for fair value measurements. At June 30, 2013 and December 31, 2012, the Company’s cash surrender value of life insurance had a carrying amount of $15.0 million and $13.8 million, respectively.

In addition, the Company carries its contingent consideration liabilities related to acquisitions completed after January 1, 2009 at fair value. In accordance with the three-tier fair value hierarchy, the Company determined the fair value of its contingent consideration liabilities using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3, or unobservable inputs as defined under the accounting guidance for fair value measurements. At June 30, 2013 and December 31, 2012, the Company’s contingent consideration liabilities had a fair value of $36.3 million and $37.7 million, respectively. See Note 5 for more information regarding the Company’s contingent consideration liabilities recorded during the six months ended June 30, 2013.

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

4.	Accounts Receivable:

Accounts receivable, net consists of the following (in thousands):

	June 30, 2013	December 31, 2012

Gross accounts receivable	$921,461	$872,962
Allowance for contractual adjustments and uncollectibles	(651,687)	(624,896)

	$269,774	$248,066

5.	Business Acquisitions:

During the six months ended June 30, 2013, the Company completed the acquisition of five physician group practices for total consideration of $120.8 million, consisting of $115.7 million in cash, $3.8 million of contingent consideration and $1.3 million in current liabilities. In connection with these acquisitions, the Company recorded goodwill of approximately $108.1 million, other intangible assets consisting primarily of physician and hospital agreements of approximately $19.4 million and other liabilities of $6.7 million. These acquisitions expanded the Company’s national network of physician practices. The Company expects to improve the results of these physician practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based upon the significant infrastructure it has developed.

The contingent consideration of $3.8 million recorded during the six months ended June 30, 2013 is related to an agreement to pay additional cash amounts based on the achievement of certain performance measures for up to three years ending after the acquisition date. The accrued contingent consideration was recorded as a liability at acquisition-date fair value using the income approach with assumed discount rates ranging from 2.5% to 3.0% over the applicable terms and an assumed payment probability of 100% for each of the applicable years. The range of the undiscounted amount the Company could pay under the contingent consideration agreement is between $0 and $4.0 million.

During the six months ended June 30, 2013, the Company paid approximately $7.0 million for contingent consideration related to certain prior-period acquisitions, all of which was accrued as of December 31, 2012. In connection with a prior-period acquisition, the Company also recorded other assets of $0.5 million during the six months ended June 30, 2013. The Company expects that $31.8 million of the $107.6 million of goodwill recorded during the six months ended June 30, 2013 will be deductible for tax purposes.

The results of operations of the practices acquired during the six months ended June 30, 2013 and 2012 have been included in the Company’s Condensed Consolidated Financial Statements from their respective dates of acquisition. The following unaudited pro forma information combines the consolidated results of operations of the Company on a GAAP basis and the acquisitions completed during 2013 and 2012, including adjustments for pro forma amortization and interest expense, as if the transactions had occurred on January 1, 2012 and January 1, 2011, respectively (in thousands, except for per share data):

	Six Months Ended June 30,
	2013	2012

Net patient service revenue	$1,065,003	$1,043,113
Net income (1)	$127,820	$125,529
Net income per share (2):
Basic	$2.58	$2.58
Diluted	$2.53	$2.54
Weighted average shares (2):
Basic	49,434	48,408
Diluted	50,471	49,474

Effective tax rate (1):	38.6%	39.0%

(1)

The comparison of net income is affected by the change in the effective tax rate. The effective tax rate was 38.6% for the six months ended June 30, 2013 as compared to 39.0% for the six months ended June 30, 2012.

(2)

The comparison of net income per share is affected by the changes in the number of weighted average shares outstanding in each period. The basic and diluted weighted average shares outstanding for the six months ended June 30, 2013 were 49.4 million and 50.5 million, respectively, as compared to 48.4 million and 49.5 million, respectively, for the six months ended June 30, 2012.

The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the periods, nor are they indicative of the results of future combined operations.

6.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2013	December 31, 2012

Accounts payable	$11,740	$13,812
Accrued salaries and bonuses	100,580	160,495
Accrued payroll taxes and benefits	37,742	36,176
Accrued professional liabilities	18,771	17,466
Accrued contingent consideration	16,376	16,109
Other accrued expenses	18,945	11,603

	$204,154	$255,661

The net decrease in accrued salaries and bonuses of $59.9 million, from $160.5 million at December 31, 2012 to $100.6 million at June 30, 2013, is primarily due to the payment of performance-based incentive compensation, principally to the Company’s physicians, partially offset by performance-based incentive compensation accrued during the six months ended June 30, 2013. A majority of the Company’s payments for performance-based incentive compensation is paid annually in the first quarter.

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

The calculation of shares used in the basic and diluted net income per share calculation for the three and six months ended June 30, 2013 and 2012 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Weighted average number of common shares outstanding	49,558	48,543	49,434	48,408
Weighted average number of dilutive common share equivalents	991	1,002	1,037	1,066

Weighted average number of common and common equivalent shares outstanding	50,549	49,545	50,471	49,474

Antidilutive securities not included in the dilutive earnings per share calculation	69	40	34	34

8.	Stock Incentive Plans and Stock Purchase Plans:

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

Under the 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards vest on a cliff basis over a term of five years upon the fulfillment of specified service-based and performance-based conditions or upon the satisfaction of specified performance-based conditions through December 31, 2018. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the six months ended June 30, 2013, the Company granted 304,306 shares of restricted stock to its employees and 9,450 shares of restricted stock to its non-employee directors under the Stock Incentive Plans. At June 30, 2013, the Company had approximately 3.6 million shares available for future grants and awards under its Stock Incentive Plans.

Under the Company’s 1996 Non-Qualified Employee Stock Purchase Plan, as amended (the “Non-Qualified Plan”), employees are permitted to purchase the Company’s common stock at 85% of market value on January 1st, April 1st, July 1st and October 1st of each year. During the six months ended June 30, 2013, 65,423 shares were issued under the Non-Qualified Plan. At June 30, 2013, the Company had approximately 358,000 shares reserved for issuance under the Non-Qualified Plan.

During the three and six months ended June 30, 2013 and 2012, the Company recognized approximately $7.8 million and $15.1 million, and $6.1 million and $13.1 million, respectively, of stock-based compensation expense related to the Stock Incentive Plans and the Non-Qualified Plan. The net excess tax benefit recognized in additional paid-in capital related to the vesting of restricted stock and deferred stock and the exercise of stock options for the six months ended June 30, 2013 was approximately $7.9 million.

9.	Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its common stock. The Company has not included an accrual for these matters as of June 30, 2013 in its Condensed Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

During the six months ended June 30, 2013, we completed the acquisition of five physician group practices consisting of three anesthesiology practices and two neonatology practices. During the six months ended June 30, 2012, we completed the acquisition of seven physician group practices consisting of three anesthesiology practices, one neonatology practice, one maternal-fetal medicine practice, one pediatric cardiology practice and one other pediatric subspecialty practice. Based on past results, we expect that we can improve the results of these practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as operating and cost savings, based upon the significant infrastructure we have developed.

Our results of operations for the six months ended June 30, 2013 and 2012 include the results of operations for these physician group practices from their respective dates of acquisition and therefore are not comparable in some respects.

The United States continues to be affected by unfavorable economic conditions and slow economic growth. The number of unemployed and under-employed workers remains significant. During the three months ended June 30, 2013, on a sequential basis, the percentage of patients being reimbursed under government-sponsored healthcare programs decreased as compared to the three months ended March 31, 2013. However, during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, there were shifts toward government-sponsored programs. If economic conditions do not improve or deteriorate further, there could be additional shifts toward government-sponsored programs and patient volumes could decline. Payments received from government-sponsored programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, many states continue to experience lower than anticipated revenue and are facing significant budget shortfalls. Although the shortfalls for the budget year that began in July 2012 were lower than in recent years, they are still significant by historical standards. These shortfalls could lead to reduced or delayed funding for state Medicaid programs and, in turn, reduced or delayed reimbursement for physician services.

In March 2010, the “Patient Protection and Affordable Care Act,” (the “Affordable Care Act”), was enacted. The Affordable Care Act contains a number of provisions that could affect us over the next several years. These provisions include establishing health insurance exchanges to facilitate the purchase of qualified health plans, expanding Medicaid eligibility, subsidizing insurance premiums and creating requirements and incentives for businesses to provide healthcare benefits. Other provisions contain changes to healthcare fraud and abuse laws and expand the scope of the Federal False Claims Act. Additionally, in November 2012, the Centers for Medicare & Medicaid Services (“CMS”) adopted a rule under the Affordable Care Act that would allow physicians who provide eligible primary care services to generally be paid at the Medicare reimbursement rates in effect in calendar years 2013 and 2014 instead of state-established Medicaid reimbursement rates. Generally, state Medicaid reimbursement rates are lower than federally-established Medicare rates. State agencies were required to submit their state plan amendments outlining how they will implement the rule, including frequency and timing of payments by March 31, 2013. Almost all states have submitted their state plan amendments. Upon submission, CMS has a period of time to approve, disapprove or request additional information about the plans, a process that is still taking place. During the three months ended June 30, 2013, we started to receive parity payments from a few states that are now paying at the Medicare rate for Medicaid services. Our second quarter results include approximately $2.5 million in revenue from parity payments, that contributed approximately $0.02 to our net income per diluted share, reflecting the impacts from incentive compensation and income taxes. However, because of the unanswered questions regarding timing and frequency of future payments, at this time we cannot predict with any assurance the ultimate impact of the rule on us.

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

In addition, the Budget Control Act of 2011 sets forth across-the-board cuts (“sequestrations”) to Medicare reimbursement rates for the years 2013 through 2021. This 2% reduction in Medicare reimbursement rates commenced on April 1, 2013 and is not expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

On July 26, 2013, our board of directors authorized the repurchase of shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity programs. The share repurchase program is effective immediately and permits us to make open market purchases from time-to-time based upon general economic and market conditions and trading restrictions.

The following discussion contains forward-looking statements. Please see the Company’s most recent Annual Report on Form 10-K, including Item 1A, Risk Factors, for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. In addition, please see “Caution Concerning Forward-Looking Statements” below.

Results of Operations

Three Months Ended June 30, 2013 as Compared to Three Months Ended June 30, 2012

Our net patient service revenue increased $79.7 million, or 17.7%, to $529.2 million for the three months ended June 30, 2013, as compared to $449.5 million for the same period in 2012. Of this $79.7 million increase, $72.0 million, or 90.4%, was attributable to revenue generated from acquisitions completed after March 31, 2012. Same-unit net patient service revenue increased $7.7 million, or 1.7%, for the three months ended June 30, 2013. The change in same-unit net patient service revenue was the result of an increase in revenue of $8.8 million, or 2.0%, related to net reimbursement-related factors and a decrease of approximately $1.1 million, or 0.3%, from lower overall patient service volumes. The increase in revenue of $8.8 million related to net reimbursement-related factors was primarily due to continued improvements in managed care contracting and the favorable impact from the parity payments received during the three months ended June 30, 2013. The decrease in revenue of $1.1 million from lower patient service volumes is related to declines in our hospital-based neonatal and anesthesia practices as well as our office-based pediatric cardiology practices, partially offset by increases in our office-based maternal-fetal medicine practices and our hospital-based other pediatric services, primarily newborn nursery services. Same units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased $55.9 million, or 20.3%, to $331.9 million for the three months ended June 30, 2013, as compared to $276.0 million for the same period in 2012. This $55.9 million increase was primarily attributable to increased costs associated with new physicians and other staff to support acquisition-related growth and growth at existing units, of which $48.5 million was related to salaries and $7.4 million was related to benefits and incentive compensation.

Practice supplies and other operating expenses increased $1.4 million, or 8.1%, to $19.4 million for the three months ended June 30, 2013, as compared to $18.0 million for the same period in 2012. The increase was attributable to practice supply, rent and other costs of $0.8 million related to our acquisitions and $0.6 million at our existing units.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $6.4 million, or 13.3%, to $54.6 million for the three months ended June 30, 2013, as compared to $48.2 million for the same period in 2012, and grew at a rate slower than the rate of revenue growth. The increase of $6.4 million is attributable to the overall growth of the Company including acquisition-related growth. General and administrative expenses as a percentage of net patient service revenue was 10.3% for the three months ended June 30, 2013, as compared to 10.7% for the three months ended June 30, 2012.

Depreciation and amortization expense increased $2.2 million, or 28.4%, to $9.9 million for the three months ended June 30, 2013, as compared to $7.7 million for the same period in 2012. The increase was primarily attributable to the amortization of intangible assets related to acquisitions.

Income from operations increased $13.7 million, or 13.7%, to $113.4 million for the three months ended June 30, 2013, as compared to $99.7 million for the same period in 2012. Our operating margin was 21.4% for the three months ended June 30, 2013, as compared to 22.2% for the same period in 2012. This decrease of 77 basis points was primarily due to the variability in margins due to the mix of practices acquired after December 31, 2012.

We recorded net interest expense of $1.3 million for the three months ended June 30, 2013, as compared to $0.5 million for the same period in 2012. The increase in net interest expense was primarily due to higher average borrowings, an increase in accretion related to our contingent consideration liabilities and an increase in commitment fees related to our $800 million amended and restated revolving credit facility (“Line of Credit”). Interest expense for the three months ended June 30, 2013 and 2012, consisted primarily of interest charges, commitment fees and amortized debt costs related to our Line of Credit and accretion expense related to our contingent consideration liabilities.

Our effective income tax rate was 38.3% for the three months ended June 30, 2013, as compared to 39.0% for the three months ended June 30, 2012.

Net income increased by 14.3% to $69.2 million for the three months ended June 30, 2013, as compared to $60.5 million for the same period in 2012.

Diluted net income per common and common equivalent share was $1.37 on weighted average shares outstanding of 50.5 million for the three months ended June 30, 2013, as compared to $1.22 on weighted average shares outstanding of 49.5 million for the same period in 2012.

Six Months Ended June 30, 2013 as Compared to Six Months Ended June 30, 2012

Our net patient service revenue increased $159.7 million, or 18.3%, to $1.03 billion for the six months ended June 30, 2013, as compared to $872.1 million for the same period in 2012. Of this $159.7 million increase, $142.4 million, or 89.1%, was attributable to revenue generated from acquisitions completed after December 31, 2011. Same-unit net patient service revenue increased $17.3 million, or 2.0%, for the six months ended June 30, 2013. The change in same-unit net patient service revenue was the result of an increase of approximately $18.2 million, or 2.1%, related to net reimbursement-related factors, partially offset by a decrease in revenue of $0.9 million, or 0.1%, from lower overall patient service volumes. The increase in revenue of $18.2 million related to net reimbursement-related factors was primarily due to continued modest improvements in managed care contracting and the flow through of revenue from moderate price increases, partially offset by a decrease in revenue caused by an increase in the percentage of our patients being enrolled in government-sponsored programs. The decrease in revenue of $0.9 million from lower patient service volumes is related to declines in our hospital-based neonatal and anesthesia practices as well as our office-based pediatric cardiology practices, partially offset by an increase in our hospital-based other pediatric physician services, primarily newborn nursery services, and our office-based maternal-fetal medicine practices. Same units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased $112.9 million, or 20.6%, to $661.1 million for the six months ended June 30, 2013, as compared to $548.2 million for the same period in 2012. This $112.9 million increase was primarily attributable to increased costs associated with new physicians and other staff to support acquisition-related growth and growth at existing units, of which $95.1 million was related to salaries and $17.8 million was related to benefits and incentive compensation.

Practice supplies and other operating expenses increased $4.0 million, or 11.4%, to $38.9 million for the six months ended June 30, 2013, as compared to $34.9 million for the same period in 2012. The increase was attributable to practice supply, rent and other costs of $2.3 million related to our acquisitions and $1.7 million at our existing units.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $12.8 million, or 13.5%, to $107.9 million for the six months ended June 30, 2013, as compared to $95.1 million for the same period in 2012. This increase of $12.8 million is attributable to the overall growth of the Company, including acquisition-related growth. General and administrative expenses as a percentage of net patient service revenue was 10.5% for the six months ended June 30, 2013, as compared to 10.9% for the six months ended June 30, 2012, and grew at a rate slower than the rate of revenue growth.

Depreciation and amortization expense increased $4.2 million, or 28.5%, to $19.0 million for the six months ended June 30, 2013, as compared to $14.8 million for the same period in 2012. The increase was primarily attributable to the amortization of intangible assets related to acquisitions and the depreciation of fixed asset additions.

Income from operations increased $25.8 million, or 14.4%, to $204.9 million for the six months ended June 30, 2013, as compared to $179.1 million for the same period in 2012. Our operating margin decreased to 19.9% for the six months ended June 30, 2013, as compared to 20.5% for the same period in 2012. This decrease of 68 basis points was primarily due to the variability in margins due to the mix of practices acquired after December 31, 2011.

We recorded net interest expense of $2.1 million for the six months ended June 30, 2013, as compared to $0.6 million for the same period in 2012. The increase in net interest expense was primarily due to higher average borrowings, an increase in commitment fees related to our Line of Credit, and an increase in accretion related to our contingent consideration liabilities. Interest expense for the six months ended June 30, 2013 and 2012, consisted primarily of interest charges, commitment fees and amortized debt costs related to our Line of Credit and accretion expense.

Our effective income tax rate was 38.6% for the six months ended June 30, 2013, as compared to 39.0% for the same period in 2012.

Net income increased by 14.4% to $124.6 million for the six months ended June 30, 2013, as compared to $108.9 million for the same period in 2012.

Diluted net income per common and common equivalent share was $2.47 on weighted average shares outstanding of 50.5 million for the six months ended June 30, 2013, as compared to $2.20 on weighted average shares outstanding of 49.5 million for the same period in 2012.

Liquidity and Capital Resources

As of June 30, 2013, we had $13.2 million of cash and cash equivalents on hand as compared to $21.3 million at December 31, 2012. In addition, we had working capital of $154.9 million at June 30, 2013, an increase of $64.2 million from working capital of $90.7 million at December 31, 2012. This net increase in working capital is primarily due to year-to-date earnings, proceeds from the issuance of common stock under our stock incentive and stock purchase plans and net borrowings on our Line of Credit, partially offset by the use of funds for practice acquisitions and contingent purchase price payments as well as the purchase of investments.

Our net cash provided from operating activities was $108.8 million for the six months ended June 30, 2013, as compared to net cash provided from operating activities of $85.0 million for the same period in 2012. This net improvement of $23.8 million for the six months ended June 30, 2013 is primarily due to: (i) improved operating results and (ii) a net increase in cash flow related to changes in our income tax accounts, partially offset by (iii) a net decrease in cash flow related to higher accounts receivable balances, primarily due to recent acquisitions.

During the six months ended June 30, 2013, accounts receivable increased by $21.7 million, as compared to an increase of $10.5 million for the same period in 2012. The net change in the increase of accounts receivable is due to increases in accounts receivable related to recent acquisitions, partially offset by improvements in cash collections at existing units.

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

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO improved to 46.4 days at June 30, 2013 as compared to 48.4 days at December 31, 2012, primarily as a result of improvements in cash collections at existing units.

During the six months ended June 30, 2013, our net cash used in investing activities of $139.0 million included physician practice acquisition payments and contingent purchase price payments of $116.9 million, net purchases of $12.7 million related to the purchase and maturity of investments and purchases of capital expenditures of $9.3 million. Our acquisition payments were primarily related to the purchase of three anesthesiology practices and two neonatology practices. Our capital expenditures were for medical equipment, leasehold and other improvements, computer and office equipment, software and furniture and fixtures at our office-based practices and our corporate and regional offices. Under the current accounting guidance for business combinations, payments of contingent consideration liabilities related to acquisitions completed prior to January 1, 2009 are presented as cash flows from investing activities. Payments of contingent consideration liabilities related to acquisitions completed after January 1, 2009 are presented as cash flows from financing activities.

During the six months ended June 30, 2013, our net cash provided from financing activities of $22.0 million consisted primarily of proceeds from the exercise of employee stock options and the issuance of common stock under our stock purchase plans of $10.2 million, net borrowings on our Line of Credit of $9.8 million, and excess tax benefits related to the vesting of restricted stock and deferred stock and the exercise of employee stock options of $7.8 million, partially offset by the payment of $5.7 million for contingent consideration liabilities.

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

At June 30, 2013, we had an outstanding principal balance of $153.8 million on our Line of Credit. We had outstanding letters of credit associated with our professional liability insurance program of $5.3 million which reduced the amount available on our Line of Credit to $640.9 million at June 30, 2013. At June 30, 2013, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under our Line of Credit. We believe we will be in compliance with these covenants throughout 2013.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at June 30, 2013 was $150.3 million, of which $18.8 million is classified as a current liability within accounts payable and accrued expenses in the Condensed Consolidated Balance Sheet.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our Line of Credit, will be sufficient to finance our working capital requirements, fund anticipated acquisitions and capital expenditures, fund our share repurchase program and meet our contractual obligations for at least the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our Line of Credit is subject to market risk and interest rate changes. Our Line of Credit bears interest at (1) the alternate base rate, which is defined as the highest of (i) the Wells Fargo Bank, National Association prime rate, (ii) the Federal Funds Rate plus 1/2 of 1.000% and (iii) one month LIBOR plus 1.000% or (2) the LIBOR rate, as defined in the Line of Credit, plus, an applicable margin rate ranging from 0.125% to 0.750% for alternate base rate borrowings and 1.125% to 1.750% for LIBOR rate borrowings, in each case based on the Company’s consolidated leverage ratio. The outstanding principal balance on our Line of Credit was $153.8 million at June 30, 2013. Considering the total outstanding balance of $153.8 million, a 1% change in interest rates would result in an impact to income before taxes of approximately $1.5 million per year.

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

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MEDNAX, INC.

Date: July 30, 2013	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2013	By:	/s/ Vivian Lopez-Blanco
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