Form 10-Q
period 2013-09-30
MEDNAX, INC.
filed 2013-10-31
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

On October 24, 2013, the registrant had outstanding 50,293,793 shares of Common Stock, par value $.01 per share.

MEDNAX, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDNAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2013	December 31, 2012
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$16,242	$21,280
Short-term investments	4,920	6,584
Accounts receivable, net	272,814	248,066
Prepaid expenses	6,076	4,852
Deferred income taxes	63,496	69,034
Other assets	9,415	9,228

Total current assets	372,963	359,044
Investments	61,810	47,593
Property and equipment, net	60,931	59,738
Goodwill	2,354,189	2,165,672
Other assets, net	129,972	118,290

Total assets	$2,979,865	$2,750,337

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$256,596	$255,661
Current portion of long-term capital lease obligations	99	101
Income taxes payable	17,299	12,576

Total current liabilities	273,994	268,338
Line of credit	123,500	144,000
Long-term capital lease obligations	159	233
Long-term professional liabilities	136,919	119,570
Deferred income taxes	147,883	125,877
Other liabilities	63,316	56,951

Total liabilities	745,771	714,969

Commitments and contingencies

Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 100,000 shares authorized; 50,247 and 50,019 shares issued and outstanding, respectively	502	500
Additional paid-in capital	828,543	788,080
Retained earnings	1,405,049	1,246,788

Total shareholders’ equity	2,234,094	2,035,368

Total liabilities and shareholders’ equity	$2,979,865	$2,750,337

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net patient service revenue	$554,730	$473,134	$1,586,625	$1,345,280

Operating expenses:
Practice salaries and benefits	346,879	292,030	1,008,002	840,242
Practice supplies and other operating expenses	19,445	17,606	58,361	52,547
General and administrative expenses	54,654	48,200	162,573	143,269
Depreciation and amortization	10,461	7,925	29,475	22,725

Total operating expenses	431,439	365,761	1,258,411	1,058,783

Income from operations	123,291	107,373	328,214	286,497
Investment income	372	422	1,170	1,215
Interest expense	(1,507)	(624)	(4,369)	(2,026)

Income before income taxes	122,156	107,171	325,015	285,686
Income tax provision	45,198	41,261	123,472	110,882

Net income	$76,958	$65,910	$201,543	$174,804

Per common and common equivalent share data:

Net income:
Basic	$1.55	$1.35	$4.07	$3.60

Diluted	$1.52	$1.32	$3.99	$3.53

Weighted average shares:
Basic	49,753	48,938	49,511	48,569

Diluted	50,589	49,809	50,481	49,570

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$201,543	$174,804
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	29,475	22,725
Accretion of contingent consideration liabilities	1,316	763
Stock-based compensation expense	23,189	20,441
Deferred income taxes	19,340	16,731
Changes in assets and liabilities:
Accounts receivable	(24,748)	(20,119)
Prepaid expenses and other assets	(911)	1,789
Other assets	(3,008)	754
Accounts payable and accrued expenses	(3,343)	(14,699)
Income taxes payable	4,866	(158)
Long-term professional liabilities	17,349	14,063
Other liabilities	1,711	2,641

Net cash provided from operating activities	266,779	219,735

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(193,545)	(202,362)
Purchases of investments	(18,866)	(21,099)
Proceeds from maturities of investments	6,313	23,963
Purchases of property and equipment	(12,684)	(9,947)

Net cash used in investing activities	(218,782)	(209,445)

Cash flows from financing activities:
Borrowings on line of credit	832,000	401,500
Payments on line of credit	(852,500)	(382,500)
Payment of contingent consideration liabilities	(6,310)	(4,903)
Payments on capital lease obligations	(76)	(121)
Excess tax benefit from exercises of stock options and vesting of restricted stock and deferred stock	10,357	4,435
Proceeds from issuance of common stock	15,357	18,827
Repurchases of common stock	(51,863)	—

Net cash (used in) provided from financing activities	(53,035)	37,238

Net (decrease) increase in cash and cash equivalents	(5,038)	47,528
Cash and cash equivalents at beginning of period	21,280	18,596

Cash and cash equivalents at end of period	$16,242	$66,124

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

New Accounting Pronouncements

There were no new accounting pronouncements issued or effective during the nine months ended September 30, 2013, that had or are expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

2.	Cash Equivalents and Investments:

As of September 30, 2013 and December 31, 2012, the Company’s cash equivalents consisted entirely of money market funds with a fair value of $2.4 million and $11.1 million, respectively.

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

Investments held at September 30, 2013 and December 31, 2012 are summarized as follows (in thousands):

	September 30, 2013		December 31, 2012
	Short-Term	Long-Term	Short-Term	Long-Term

Municipal debt securities	$3,707	$35,783	$6,088	$27,563
Federal home loan securities	—	25,531	—	18,569
Certificates of deposit	1,213	496	496	1,461

	$4,920	$61,810	$6,584	$47,593

3.	Fair Value Measurements:

In accordance with the accounting guidance for fair value measurements and disclosures, the Company carries its money market funds included in cash and cash equivalents at fair value. In accordance with the three-tier fair value hierarchy under this guidance, the Company determined the fair value using quoted market prices, a Level 1 input as defined under the accounting guidance for fair value measurements. At September 30, 2013 and December 31, 2012, the Company’s money market funds had a carrying amount of $2.4 million and $11.1 million, respectively.

The Company also carries the cash surrender value of life insurance related to its deferred compensation arrangements at fair value. The investments underlying the life insurance contracts consist primarily of exchange-traded equity securities and mutual funds with quoted prices in active markets. In accordance with the three-tier fair value hierarchy, the Company determined the fair value using the cash surrender value of the life insurance, a Level 2 input as defined under the accounting guidance for fair value measurements. At September 30, 2013 and December 31, 2012, the Company’s cash surrender value of life insurance had a carrying amount of $15.9 million and $13.8 million, respectively.

In addition, the Company carries its contingent consideration liabilities at fair value. In accordance with the three-tier fair value hierarchy, the Company determined the fair value of its contingent consideration liabilities using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3, or unobservable inputs as defined under the accounting guidance for fair value measurements. At September 30, 2013 and December 31, 2012, the Company’s contingent consideration liabilities had a fair value of $45.9 million and $37.7 million, respectively. See Note 5 for more information regarding the Company’s contingent consideration liabilities recorded and paid during the nine months ended September 30, 2013.

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

4.	Accounts Receivable:

Accounts receivable, net consists of the following (in thousands):

	September 30, 2013	December 31, 2012

Gross accounts receivable	$946,892	$872,962
Allowance for contractual adjustments and uncollectibles	(674,078)	(624,896)

	$272,814	$248,066

5.	Business Acquisitions:

During the nine months ended September 30, 2013, the Company completed the acquisition of eight physician group practices for total consideration of $205.6 million, consisting of $192.2 million in cash and $13.4 million of contingent consideration. In connection with these acquisitions, the Company recorded goodwill of approximately $189.0 million, other intangible assets consisting primarily of physician and hospital agreements of approximately $24.9 million and other liabilities of $8.3 million. These acquisitions expanded the Company’s national network of physician practices. The Company expects to improve the results of these physician practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based upon the significant infrastructure it has developed.

The contingent consideration of $13.4 million recorded during the nine months ended September 30, 2013 is related to agreements to pay additional cash amounts based on the achievement of certain performance measures for up to five years ending after the acquisition dates. The accrued contingent consideration was recorded as a liability at acquisition-date fair value using the income approach with assumed discount rates ranging from 2.5% to 4.0% over the applicable terms and an assumed payment probability of 100% for each of the applicable years. The range of the undiscounted amount the Company could pay under the contingent consideration agreement is between $0 and $14.6 million.

During the nine months ended September 30, 2013, the Company paid approximately $7.6 million for contingent consideration related to certain prior-period acquisitions, all of which was accrued as of December 31,

2012. In connection with a prior-period acquisition, the Company also recorded other assets of $0.5 million during the nine months ended September 30, 2013. The Company expects that $58.0 million of the $188.5 million of goodwill recorded during the nine months ended September 30, 2013 will be deductible for tax purposes.

The results of operations of the practices acquired during the nine months ended September 30, 2013 and 2012 have been included in the Company’s Condensed Consolidated Financial Statements from their respective dates of acquisition. The following unaudited pro forma information combines the consolidated results of operations of the Company on a GAAP basis and the acquisitions completed during 2013 and 2012, including adjustments for pro forma amortization and interest expense, as if the transactions had occurred on January 1, 2012 and January 1, 2011, respectively (in thousands, except for per share data):

	Nine Months Ended September 30,
	2013	2012

Net patient service revenue	$1,639,874	$1,600,939
Net income (1)	$207,443	$202,085
Net income per share (2):
Basic	$4.19	$4.16
Diluted	$4.11	$4.08
Weighted average shares (2):
Basic	49,511	48,569
Diluted	50,481	49,570

Effective tax rate (1):	38.0%	38.8%

(1)	The comparison of net income is affected by the change in the effective tax rate. The effective tax rate was 38.0% for the nine months ended September 30, 2013 as compared to 38.8% for the nine months ended September 30, 2012.
(2)	The comparison of net income per share is affected by the changes in the number of weighted average shares outstanding in each period. The basic and diluted weighted average shares outstanding for the nine months ended September 30, 2013 were 49.5 million and 50.5 million, respectively, as compared to 48.6 million and 49.6 million, respectively, for the nine months ended September 30, 2012.

The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the periods, nor are they indicative of the results of future combined operations.

6.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2013	December 31, 2012

Accounts payable	$11,474	$13,812
Accrued salaries and bonuses	142,847	160,495
Accrued payroll taxes and benefits	44,762	36,176
Accrued professional liabilities	17,224	17,466
Accrued contingent consideration	20,103	16,109
Other accrued liabilities	20,186	11,603

	$256,596	$255,661

The net decrease in accrued salaries and bonuses of $17.7 million, from $160.5 million at December 31, 2012 to $142.8 million at September 30, 2013, is primarily due to the payment of performance-based incentive compensation, principally to the Company’s physicians, partially offset by performance-based incentive compensation accrued during the nine months ended September 30, 2013. A majority of the Company’s payments for performance-based incentive compensation is paid annually in the first quarter.

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

The calculation of shares used in the basic and diluted net income per share calculation for the three and nine months ended September 30, 2013 and 2012 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Weighted average number of common shares outstanding	49,753	48,938	49,511	48,569
Weighted average number of dilutive common share equivalents	836	871	970	1,001

Weighted average number of common and common equivalent shares outstanding	50,589	49,809	50,481	49,570

Antidilutive securities not included in the dilutive earnings per share calculation	—	38	23	35

8.	Stock Incentive Plans and Stock Purchase Plans:

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

Under the 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards vest upon the satisfaction of specified performance-based conditions through December 31, 2018. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the nine months ended September 30, 2013, the Company granted 305,978 shares of restricted stock to its employees and 9,450 shares of restricted stock to its non-employee directors under the Stock Incentive Plans. At September 30, 2013, the Company had approximately 3.6 million shares available for future grants and awards under its Stock Incentive Plans.

Under the Company’s 1996 Non-Qualified Employee Stock Purchase Plan, as amended (the “Non-Qualified Plan”), employees are permitted to purchase the Company’s common stock at 85% of market value on January 1st, April 1st, July 1st and October 1st of each year. During the nine months ended September 30, 2013, 98,003 shares were issued under the Non-Qualified Plan. At September 30, 2013, the Company had approximately 325,000 shares reserved for issuance under the Non-Qualified Plan.

During the three and nine months ended September 30, 2013 and 2012, the Company recognized approximately $8.1 million and $23.2 million, and $7.3 million and $20.4 million, respectively, of stock-based compensation expense related to the Stock Incentive Plans and the Non-Qualified Plan. The net excess tax benefit recognized in additional paid-in capital related to the vesting of restricted stock and deferred stock and the exercise of stock options for the nine months ended September 30, 2013 was approximately $10.5 million.

9.	Common Stock Repurchase Program:

In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Stock Incentive Plans and Non-Qualified Plan. The share repurchase program allows the Company to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. During the three months ended September 30, 2013, the Company repurchased approximately 528,000 shares of its common stock for approximately $51.9 million.

10.	Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its common stock. The Company has not included an accrual for these matters as of September 30, 2013 in its Condensed Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

During the nine months ended September 30, 2013, we completed the acquisition of eight physician group practices consisting of five anesthesiology practices and three neonatology practices. During the nine months ended September 30, 2012, we completed the acquisition of 10 physician group practices consisting of five anesthesiology practices, two pediatric cardiology practices, one neonatology practice, one maternal-fetal medicine practice, and one other pediatric subspecialty practice. Based on past results, we expect that we can improve the results of these practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as operating and cost savings, based upon the significant infrastructure we have developed.

Our results of operations for the nine months ended September 30, 2013 and 2012 include the results of operations for these physician group practices from their respective dates of acquisition and therefore are not comparable in some respects.

The United States continues to be affected by unfavorable economic conditions and slow economic growth. The number of unemployed and under-employed workers remains significant. During the three months ended September 30, 2013, the percentage of patients being reimbursed under government-sponsored healthcare programs decreased as compared to the three months ended September 30, 2012. On a sequential basis, however, there were shifts toward government-sponsored programs. If economic conditions do not improve or if they deteriorate, there could be additional shifts toward government-sponsored programs and patient volumes could decline. Payments received from government-sponsored programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, in part due to volatility in economic conditions, many states continue to experience lower than anticipated revenue and are facing budget shortfalls. Although the shortfalls for the more recent budgetary years have declined, they are still significant by historical standards. These shortfalls, and any future shortfalls, could lead to reduced or delayed funding for state Medicaid programs and, in turn, reduced or delayed reimbursement for physician services.

In March 2010, the “Patient Protection and Affordable Care Act,” (the “Affordable Care Act”), was enacted. The Affordable Care Act contains a number of provisions that could affect us over the next several years. These provisions include establishing health insurance exchanges to facilitate the purchase of qualified health plans, expanding Medicaid eligibility, subsidizing insurance premiums and creating requirements and incentives for businesses to provide healthcare benefits, the effects of which are unpredictable and complex. Other provisions contain changes to healthcare fraud and abuse laws and expand the scope of the Federal False Claims Act. Additionally, in November 2012, the Centers for Medicare & Medicaid Services (“CMS”) adopted a rule under the Affordable Care Act that would allow physicians who provide eligible primary care services to generally be paid at the Medicare reimbursement rates in effect in calendar years 2013 and 2014 instead of state-established Medicaid reimbursement rates. Generally, state Medicaid reimbursement rates are lower than federally-established Medicare rates. State agencies were required to submit their state plan amendments (“SPAs”) outlining how they will implement the rule, including frequency and timing of payments by March 31, 2013. In June 2013, CMS indicated that all SPAs except for one state’s had been approved. During the three months ended June 30, 2013 we began receiving parity payments from a few states that are now paying at the Medicare rate for Medicaid services. The number of states that have started paying at the Medicare rate for Medicaid services increased during the three months ended September 30, 2013. Our 2013 third quarter and nine month results include approximately $10.5 million and $13.4 million in revenue, respectively, from parity payments that contributed approximately $0.06 and $0.08, respectively, to our net income per diluted share, reflecting the impacts from incentive compensation and income taxes, however; because of the unanswered questions regarding timing and frequency of future payments, at this time we cannot predict with any assurance the ultimate impact of the rule on us.

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

Many of the Affordable Care Act’s most significant reforms, such as the establishment of state-based and federally facilitated insurance exchanges that will provide a marketplace for eligible individuals and small employers to purchase health care insurance, do not take effect until 2014 and thereafter. Starting on October 1, 2013, individuals began enrolling in health care insurance plans offered under these state-based and federally facilitated insurance exchanges, although significant technical issues in accessing and enrolling in the federal online exchange has been reported. Such issues may delay or reduce the purchase of health care insurance by uninsured persons. In order to be covered on the effective date of January 1, 2014 individuals are required to enroll and pay their first premium payments by December 15, 2013. Subsequently, there will be additional enrollment periods and effective dates. Uninsured persons who do not enroll in health care insurance plans by March 31, 2014 will be required to pay a penalty to the Internal Revenue Service.

The Affordable Care Act also allows states to expand their Medicaid programs through an increase in the Medicaid eligibility income limit from a state’s current eligibility levels to 133% of the federal poverty limit. It remains unclear to what extent states will expand their Medicaid programs by raising the income limit to 133% of the federal poverty level and whether there will be more uninsured patients in 2014 than anticipated when the Affordable Care Act was enacted. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household income is at or below 133% of the federal poverty level.

Federal and state agencies are expected to continue to implement provisions of the Affordable Care Act. However, given the complexity and the number of changes expected as a result of the Affordable Care Act, as well as the implementation timetable for many of them, we cannot predict the ultimate impacts of the Affordable Care Act as they may not be known for several years. The Affordable Care Act also remains subject to continuing legislative scrutiny, including efforts by Congress to amend or repeal a number of its provisions. As a result, we cannot predict with any assurance the ultimate effect of the Affordable Care Act on our Company, nor can we provide any assurance that its provisions will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

In addition, the Budget Control Act of 2011 requires across-the-board cuts (“sequestrations”) to Medicare reimbursement rates for the years 2013 through 2021. This 2% reduction in Medicare reimbursement rates commenced on April 1, 2013 but is not expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

In July 2013, our board of directors authorized the repurchase of shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs. The share repurchase program permits us to make open market purchases from time-to-time based upon general economic and market conditions and trading restrictions. During the three months ended September 30, 2013, we repurchased approximately 528,000 shares of our common stock for approximately $51.9 million.

The following discussion contains forward-looking statements. Please see the Company’s most recent Annual Report on Form 10-K, including Item 1A, Risk Factors, for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. In addition, please see “Caution Concerning Forward-Looking Statements” below.

Results of Operations

Three Months Ended September 30, 2013 as Compared to Three Months Ended September 30, 2012

Our net patient service revenue increased $81.6 million, or 17.3%, to $554.7 million for the three months ended September 30, 2013, as compared to $473.1 million for the same period in 2012. Of this $81.6 million increase, $65.0 million, or 79.6%, was attributable to revenue generated from acquisitions completed after June 30, 2012. Same-unit net patient service revenue increased $16.6 million, or 3.7%, for the three months ended September 30, 2013. The change in same-unit net patient service revenue was the result of an increase in revenue of $18.4 million, or 4.1%, related to net reimbursement-related factors and a decrease of approximately $1.8 million, or 0.4%, from lower overall patient service volumes. The increase in revenue of $18.4 million related to net reimbursement-related factors was primarily due to the favorable impact from the parity payments received during the three months ended September 30, 2013, continued improvements in managed care contracting and a slight increase in revenue caused by a decrease in the percentage of our patients being enrolled in government-sponsored programs. The decrease in revenue of $1.8 million from lower patient service volumes is primarily related to declines in our hospital-based neonatal practices. These declines were, however, partially offset by increases across all other service lines, including hospital-based anesthesia services, office-based maternal-fetal medicine and pediatric cardiology services, as well as other pediatric physician services, primarily newborn nursery services. Same units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased $54.9 million, or 18.8%, to $346.9 million for the three months ended September 30, 2013, as compared to $292.0 million for the same period in 2012. This $54.9 million increase was primarily attributable to increased costs associated with new physicians and other staff to support acquisition-related growth and growth at existing units, of which $46.4 million was related to salaries and $8.5 million was related to benefits and incentive compensation.

Practice supplies and other operating expenses increased $1.8 million, or 10.5%, to $19.4 million for the three months ended September 30, 2013, as compared to $17.6 million for the same period in 2012. The increase was attributable to practice supply, rent and other costs of $0.9 million related to our acquisitions and $0.9 million at our existing units.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $6.5 million, or 13.4%, to $54.7 million for the three months ended September 30, 2013, as compared to $48.2 million for the same period in 2012, and grew at a rate slower than the rate of revenue growth. The increase of $6.5 million is attributable to the overall growth of the Company including acquisition-related growth. General and administrative expenses as a percentage of net patient service revenue was 9.9% for the three months ended September 30, 2013, as compared to 10.2% for the three months ended September 30, 2012.

Depreciation and amortization expense increased $2.6 million, or 32.0%, to $10.5 million for the three months ended September 30, 2013, as compared to $7.9 million for the same period in 2012. The increase was primarily attributable to the amortization of intangible assets related to acquisitions.

Income from operations increased $15.9 million, or 14.8%, to $123.3 million for the three months ended September 30, 2013, as compared to $107.4 million for the same period in 2012. Our operating margin was 22.2% for the three months ended September 30, 2013, as compared to 22.7% for the same period in 2012. This decrease of 46 basis points was primarily due to the variability in margins due to the mix of practices acquired after June 30, 2012, partially offset by the favorable impact from operating expense efficiencies.

We recorded net interest expense of $1.1 million for the three months ended September 30, 2013, as compared to $0.2 million for the same period in 2012. The increase in net interest expense was primarily due to higher average borrowings at a higher effective borrowing interest rate related to our $800 million amended and restated revolving credit facility (“Line of Credit”) and an increase in accretion related to our contingent consideration liabilities. Interest expense for the three months ended September 30, 2013 and 2012, consisted primarily of interest charges, commitment fees and amortized debt costs related to our Line of Credit and accretion expense related to our contingent consideration liabilities.

Our effective income tax rate was 37.0% for the three months ended September 30, 2013, as compared to 38.5% for the three months ended September 30, 2012. Our effective income tax rate for the three months ended September 30, 2013 was favorably impacted by changes in our tax-related reserves due to the expiration of certain statutes of limitation, partially offset by increases in tax-related reserves for uncertain tax positions.

Net income increased by 16.8% to $77.0 million for the three months ended September 30, 2013, as compared to $65.9 million for the same period in 2012.

Diluted net income per common and common equivalent share was $1.52 on weighted average shares outstanding of 50.6 million for the three months ended September 30, 2013, as compared to $1.32 on weighted average shares outstanding of 49.8 million for the same period in 2012. The net increase in weighted average shares outstanding was primarily due to the vesting of restricted and deferred stock, the exercise of employee stock options and the issuance of shares under our stock purchase plans, partially offset by a decrease in weighted average shares from the impact of shares repurchased under the repurchase program approved by our board of directors in July 2013.

Nine Months Ended September 30, 2013 as Compared to Nine Months Ended September 30, 2012

Our net patient service revenue increased $241.3 million, or 17.9%, to $1.59 billion for the nine months ended September 30, 2013, as compared to $1.35 billion for the same period in 2012. Of this $241.3 million increase, $204.8 million, or 84.9%, was attributable to revenue generated from acquisitions completed after December 31, 2011. Same-unit net patient service revenue increased $36.5 million, or 2.8%, for the nine months ended September 30, 2013. The change in same-unit net patient service revenue was the result of an increase of approximately $37.8 million, or 2.9%, related to net reimbursement-related factors, partially offset by a decrease in revenue of $1.3 million, or 0.1%, from lower overall patient service volumes. The increase in revenue of $37.8 million related to net reimbursement-related factors was primarily due to continued improvements in managed care contracting and favorable impact from the parity payments received during the nine months ended September 30, 2013, partially offset by a decrease in revenue caused by an increase in the percentage of our patients being enrolled in government-sponsored programs. The decrease in revenue of $1.3 million from lower patient service volumes is related to declines in our hospital-based neonatal practices and our office-based pediatric cardiology practices, mostly offset by increases in our office-based maternal-fetal medicine practices and our hospital-based other pediatric physician practices and anesthesia practices. Same units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased $167.8 million, or 20.0%, to $1.01 billion for the nine months ended September 30, 2013, as compared to $840.2 million for the same period in 2012. This $167.8 million increase was primarily attributable to increased costs associated with new physicians and other staff to support acquisition-related growth and growth at existing units, of which $141.5 million was related to salaries and $26.3 million was related to benefits and incentive compensation.

Practice supplies and other operating expenses increased $5.9 million, or 11.1%, to $58.4 million for the nine months ended September 30, 2013, as compared to $52.5 million for the same period in 2012. The increase was attributable to practice supply, rent and other costs of $3.2 million at our existing units and $2.7 million related to our acquisitions.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $19.3 million, or 13.5%, to $162.6 million for the nine months ended September 30, 2013, as compared to $143.3 million for the same period in 2012. This increase of $19.3 million is attributable to the overall growth of the Company, including acquisition-related growth. General and administrative expenses as a percentage of net patient service revenue was 10.2% for the nine months ended September 30, 2013, as compared to 10.7% for the nine months ended September 30, 2012, and grew at a rate slower than the rate of revenue growth.

Depreciation and amortization expense increased $6.8 million, or 29.7%, to $29.5 million for the nine months ended September 30, 2013, as compared to $22.7 million for the same period in 2012. The increase was primarily attributable to the amortization of intangible assets related to acquisitions.

Income from operations increased $41.7 million, or 14.6%, to $328.2 million for the nine months ended September 30, 2013, as compared to $286.5 million for the same period in 2012. Our operating margin was 20.7% for the nine months ended September 30, 2013, as compared to 21.3% for the same period in 2012. This decrease of 61 basis points was primarily due to the variability in margins due to the mix of practices acquired after December 31, 2011, partially offset by the favorable impact from operating expense efficiencies.

We recorded net interest expense of $3.2 million for the nine months ended September 30, 2013, as compared to $0.8 million for the same period in 2012. The increase in net interest expense was primarily due to higher average borrowings at a higher effective borrowing interest rate and an increase in commitment fees related to our Line of Credit, as well as an increase in accretion related to our contingent consideration liabilities. Interest expense for the nine months ended September 30, 2013 and 2012, consisted primarily of interest charges, commitment fees and amortized debt costs related to our Line of Credit and accretion expense.

Our effective income tax rate was 38.0% for the nine months ended September 30, 2013, as compared to 38.8% for the same period in 2012.

Net income increased by 15.3% to $201.5 million for the nine months ended September 30, 2013, as compared to $174.8 million for the same period in 2012.

Diluted net income per common and common equivalent share was $3.99 on weighted average shares outstanding of 50.5 million for the nine months ended September 30, 2013, as compared to $3.53 on weighted average shares outstanding of 49.6 million for the same period in 2012.

Liquidity and Capital Resources

As of September 30, 2013, we had $16.2 million of cash and cash equivalents on hand as compared to $21.3 million at December 31, 2012. In addition, we had working capital of $99.0 million at September 30, 2013, an increase of $8.3 million from working capital of $90.7 million at December 31, 2012. This net increase in working capital is primarily due to year-to-date earnings and proceeds from the issuance of common stock under our stock incentive and stock purchase plans, offset by the use of funds for practice acquisitions and contingent purchase price payments, repurchases of our common stock, net payments on our Line of Credit and purchases of investments.

Our net cash provided from operating activities was $266.8 million for the nine months ended September 30, 2013, as compared to $219.7 million for the same period in 2012. This net improvement of $47.1 million for the nine months ended September 30, 2013 is primarily due to improved operating results and a net increase in cash flow related to changes in our accounts payable and accrued expenses.

During the nine months ended September 30, 2013, accounts receivable increased by $24.7 million, as compared to an increase of $20.1 million for the same period in 2012. The net change in the increase of accounts receivable is due to increases in accounts receivable related to recent acquisitions, partially offset by improvements in cash collections at existing units.

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

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO improved to 45.2 days at September 30, 2013 as compared to 48.4 days at December 31, 2012, primarily as a result of improvements in cash collections.

During the nine months ended September 30, 2013, our net cash used in investing activities of $218.8 million included physician practice acquisition payments and contingent purchase price payments of $193.5 million, capital expenditures of $12.7 million and net purchases of $12.6 million related to the purchase and maturity of investments. Our acquisition payments were primarily related to the purchase of five anesthesiology practices and three neonatology practices. Our capital expenditures were for medical equipment, leasehold and other improvements, computer and office equipment, software and furniture and fixtures at our office-based practices and our corporate and regional offices. Under the current accounting guidance for business combinations, payments of contingent consideration liabilities related to acquisitions completed prior to January 1, 2009 are presented as cash flows from investing activities. Payments of contingent consideration liabilities related to acquisitions completed after January 1, 2009 are presented as cash flows from financing activities.

During the nine months ended September 30, 2013, our net cash used in financing activities of $53.0 million consisted primarily of the repurchase of $51.9 million of our common stock under the share repurchase program approved by our board of directors in July 2013, net payments on our Line of Credit of $20.5 million and the payment of $6.3 million for contingent consideration liabilities, partially offset by proceeds from the exercise of employee stock options and the issuance of common stock under our stock purchase plans of $15.4 million and excess tax benefits related to the vesting of restricted stock and deferred stock and the exercise of employee stock options of $10.4 million.

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

At September 30, 2013, we had an outstanding principal balance of $123.5 million on our Line of Credit. We had outstanding letters of credit associated with our professional liability insurance program of $5.3 million which reduced the amount available on our Line of Credit to $671.2 million at September 30, 2013. At September 30, 2013, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under our Line of Credit. We believe we will be in compliance with these covenants throughout 2013.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at September 30, 2013 was $154.1 million, of which $17.2 million is classified as a current liability within accounts payable and accrued expenses in the Condensed Consolidated Balance Sheet.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our Line of Credit is subject to market risk and interest rate changes. Our Line of Credit bears interest at (1) the alternate base rate, which is defined as the highest of (i) the Wells Fargo Bank, National Association prime rate, (ii) the Federal Funds Rate plus 1/2 of 1.000% and (iii) one month LIBOR plus 1.000% or (2) the LIBOR rate, as defined in the Line of Credit, plus, an applicable margin rate ranging from 0.125% to 0.750% for alternate base rate borrowings and 1.125% to 1.750% for LIBOR rate borrowings, in each case based on the Company’s consolidated leverage ratio. The outstanding principal balance on our Line of Credit was $123.5 million at September 30, 2013. Considering the total outstanding balance of $123.5 million, a 1% change in interest rates would result in an impact to income before taxes of approximately $1.2 million per year.

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

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended September 30, 2013, we repurchased approximately 528,213 shares of our common stock in connection with a share repurchase program that was approved by our board of directors in July 2013. All repurchases were made in open market transactions, subject to general economic and market conditions and trading restrictions.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program

July 1 – July 31, 2013	—	$—	—		(b)

August 1 – August 31, 2013	398,735	$98.02	398,735		(b)

September 1 – September 30, 2013	129,478	$98.68	129,478		(b)

Total	528,213	$98.19	528,213		(b)

(a)	This amount represents the weighted average price paid per share and includes a per share commission paid for all repurchases.
(b)	The repurchase program allows us to repurchase shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs, which is estimated to be approximately 1.0 million shares per year.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDNAX, INC.

Date: October 31, 2013	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2013	By:	/s/ Vivian Lopez-Blanco
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