Form 10-K
period 2013-12-31
MEDNAX, INC.
filed 2014-02-12
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of shares of Common Stock of the registrant held by non-affiliates of the registrant on June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4,551,139,349 based on a $45.79 closing price per share as reported on the New York Stock Exchange composite transactions list on such date.

The number of shares of Common Stock of the registrant outstanding on January 31, 2014 was 101,265,594.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, with respect to the 2014 Annual Meeting of Shareholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in the Form 10-K, each document incorporated by reference herein is deemed not to be filed as part hereof.

MEDNAX, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2013

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

As used in this Form 10-K, unless the context otherwise requires, the terms “MEDNAX,” the “Company,” “we,” “us” and “our” refer to the parent company, MEDNAX, Inc., a Florida corporation, and the consolidated subsidiaries through which its businesses are actually conducted (collectively, “MDX”), together with MDX’s affiliated professional associations, corporations and partnerships (“affiliated professional contractors”). Certain subsidiaries of MDX have contracts with our affiliated professional contractors, which are separate legal entities that provide physician services in certain states and Puerto Rico. All share and per share data set forth herein give effect to the two-for-one split of our common stock that became effective on December 19, 2013.

PART I

ITEM 1.	BUSINESS

OVERVIEW

MEDNAX is a leading provider of physician services including newborn, anesthesia, maternal-fetal and other pediatric subspecialty care. At December 31, 2013, our national network comprised over 2,300 affiliated physicians, including approximately 1,050 physicians who provide neonatal clinical care, in 34 states and Puerto Rico, primarily within hospital-based neonatal intensive care units (“NICUs”), to babies born prematurely or with medical complications. We have over 775 physicians who provide anesthesia care to patients in connection with surgical and other procedures, as well as pain management. We have over 200 affiliated physicians who provide maternal-fetal care to expectant mothers experiencing complicated pregnancies and obstetrical hospitalist services in many areas where our affiliated neonatal physicians practice. Our network also includes other pediatric subspecialists, including approximately 120 physicians providing pediatric cardiology care, 110 physicians providing pediatric intensive care, 60 physicians providing hospital-based pediatric care and 15 physicians providing pediatric surgical care.

MEDNAX, Inc. was incorporated in Florida in 2007 and is the successor to Pediatrix Medical Group, Inc., which was incorporated in Florida in 1979. Our principal executive offices are located at 1301 Concord Terrace, Sunrise, Florida 33323 and our telephone number is (954) 384-0175.

Our Physician Specialties

The following discussion describes our physician specialties and the care that we provide:

•

Neonatal Care. We provide clinical care to babies born prematurely or with complications within specific units at hospitals, primarily NICUs, through a team of experienced neonatal physician subspecialists (“neonatologists”), neonatal nurse practitioners and other pediatric clinicians. Neonatologists are board-certified, or eligible-to-apply-for-certification, physicians who have extensive education and training for the care of babies born prematurely or with complications that require complex medical treatment. Neonatal nurse practitioners are registered nurses who have advanced training and education in assessing and treating the healthcare needs of newborns and infants as well as managing the needs of their families.

•

Anesthesia Care. We provide anesthesia care through a team of experienced physician anesthesiologists, certified registered nurse anesthetists (“CRNAs”), anesthesiologist assistants (“AAs”) and other clinicians. Using the care team approach, anesthesiologists supervise CRNAs and AAs allowing us to provide high quality, cost efficient and service-oriented anesthesia care to our patients. Our anesthesiologists are board-certified, or eligible-to-apply-for-certification, physicians who are responsible for administering anesthesia to relieve pain and for managing vital life functions, including breathing, heart rhythm and blood pressure, during surgery. After surgery, they maintain the patient in a comfortable state during recovery and are involved in the provision of critical care medicine in the intensive care unit in urban and community hospitals and surgical centers.

•

Anesthesia Subspecialty Care. In addition to their board certification in anesthesiology, many of our anesthesiologists have completed fellowships in subspecialties such as obstetrical, critical care, cardiac and pediatric anesthesia.

•

Pain Management. We also provide acute and chronic pain management services. Postoperative acute pain management is often initiated in the hospital recovery room and may continue for the remainder of the hospital stay. Chronic pain services are offered through outpatient medical offices, hospital clinics and ambulatory service centers. These facilities are staffed with board-certified anesthesiologists or neurologists, who are also board-certified, or eligible-to-apply-for-certification, in pain medicine, who provide patients with a comprehensive evaluation and treatment plan for their pain. These facilities provide a full spectrum of care ranging from medical management of pain through minimally invasive interventional procedures.

•

Maternal-Fetal Care. We provide inpatient and office-based clinical care to expectant mothers and their unborn babies through our affiliated maternal-fetal medicine subspecialists, obstetricians and other clinicians, such as maternal-fetal nurse practitioners, certified nurse mid-wives, ultrasonographers and genetic counselors. Maternal-fetal medicine subspecialists are board-certified, or eligible-to-apply-for-certification, obstetricians who have extensive education and training for the treatment of high-risk expectant mothers and their fetuses. Our affiliated maternal-fetal medicine subspecialists practice primarily in metropolitan areas where we have affiliated neonatologists to provide coordinated care for women with complicated pregnancies whose babies are often admitted to a NICU upon delivery.

•

Pediatric Cardiology Care. We provide inpatient and office-based pediatric cardiology care of the fetus, infant, child, and adolescent patient with congenital heart defects and acquired heart disease, as well as adults with congenital heart defects through our affiliated pediatric cardiologist subspecialists and other clinicians such as pediatric nurse practitioners, echocardiographers and other diagnostic technicians, and exercise physiologists. Pediatric cardiologists are board-certified pediatricians who have additional education and training in congenital heart defects and pediatric acquired heart disorders.

•

Other Pediatric Subspecialty Care. Our network includes pediatric intensivists, who are hospital-based pediatricians with additional education and training in caring for critically ill or injured children and adolescents, pediatric hospitalists, who are hospital-based pediatricians specializing in inpatient care and management of acutely ill children and pediatric surgeons, who provide specialized care for patients ranging from newborns to adolescents, for all problems or conditions affecting children that require surgical intervention, and often have particular expertise in the areas of neonatal, prenatal, trauma, and pediatric oncology. Our affiliated physicians also provide clinical services in other areas of hospitals, particularly in the pediatric emergency room, the labor and delivery area, newborn nursery and pediatric department, where immediate accessibility to specialized care may be critical.

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

Demand for Our Services

Neonatal Medicine. Of the approximately four million births in the United States annually, we estimate that approximately 13% require NICU admission. Numerous institutions conduct research to identify potential causes of premature birth and medical complications that often require NICU admission. Some common contributing factors include the presence of hypertension or diabetes in the mother, lack of prenatal care, complications during pregnancy, drug and alcohol abuse and smoking or poor nutritional habits during pregnancy. Babies admitted to NICUs typically have an illness or condition that requires the care of a neonatologist. Babies who are born prematurely or have a low birth weight often require neonatal intensive care services because of an increased risk for medical complications. We believe obstetricians generally prefer to perform deliveries at hospitals that provide a full complement of labor and delivery services, including a NICU staffed by board-certified, or eligible-to-apply-for-certification, neonatologists. Because obstetrics is a significant source of hospital admissions, hospital administrators have responded to these demands by establishing NICUs and contracting with independent neonatology group practices, such as our affiliated professional contractors, to staff and manage these units. As a result, NICUs within the United States tend to be concentrated in hospitals with higher volumes of births. There are approximately 5,000 board-certified neonatologists in the United States.

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

Pain Management. According to the American Academy of Pain Medicine, more than 76 million people suffer from pain and 15% of those who suffer from pain will consult with a pain specialist. As the population ages, we believe that the number of people suffering from acute or chronic pain will continue to increase. Lifestyle also plays an important part in the demand for pain management services. We believe that the combination of the growing population of people who suffer from pain, the lifestyle expectations of this population and the ability for patients to seek out a pain specialist without having to be referred by a physician will increase the demand for pain management services.

Maternal-Fetal Medicine. Expectant mothers with pregnancy complications often seek or are referred by their obstetricians to maternal-fetal medicine subspecialists. These subspecialists provide inpatient and office-based care to women with conditions such as diabetes, heart disease, hypertension, multiple gestation, recurrent miscarriage, family history of genetic diseases, suspected fetal birth defects and other complications during their pregnancies. We believe that improved maternal-fetal care has a positive impact on neonatal outcomes. Data on neonatal outcomes demonstrates that, in general, the likelihood of mortality or an adverse condition or outcome (referred to as “morbidity”) is reduced the longer a baby remains in the womb. There are approximately 1,900 board-certified maternal-fetal medicine subspecialists in the United States.

Pediatric Cardiology Medicine. Pediatric cardiologists provide inpatient and office-based cardiology care of the fetus, infant, child, and adolescent with congenital heart defects and acquired heart disease, as well as providing care to adults with congenital heart defects. We estimate that approximately one in every 120 babies is born with some form of heart defect. With advancements in care, there are approximately one million adults in the United States today living with congenital heart disease. There are approximately 2,100 board-certified pediatric cardiologists in the United States.

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

Practice Administration. Administrative demands and cost containment pressures from a number of sources, principally commercial and government payors, make it increasingly difficult for physicians to effectively manage patient care, remain current on the latest procedures and efficiently administer non-clinical activities. As a result, we believe that physicians remain receptive to being affiliated with larger organizations that reduce administrative burdens, achieve economies of scale and provide value-added clinical research, education and quality initiatives. By relieving many of the burdens associated with the management of a subspecialty group practice, we believe that our practice administration services permit our affiliated physicians to focus on providing quality patient care and thereby contribute to improving patient outcomes, ensuring appropriate length of hospital stays and reducing long-term health system costs. In addition, our national network of affiliated physician practices, modeled around a traditional group practice structure, is managed by a non-clinical professional management team with proven abilities to achieve significant operating efficiencies in providing administrative support systems, interacting with physicians, hospitals and third-party payors, managing information systems and technologies, and complying with applicable laws, rules and regulations.

Our Business Strategy

Our business objective is to enhance our position as a leading provider of physician services. The key elements of our strategy to achieve this objective are:

•

Build upon core competencies. We have developed significant administrative expertise relating to neonatal, maternal-fetal and other pediatric subspecialty services, as well as, more recently, to our anesthesiology practices. We have also facilitated the development of a clinical approach to the practice of medicine among our affiliated physicians through a clinical data warehouse that includes research, education and quality initiatives intended to advance the practice of neonatology, maternal-fetal, pediatric cardiology medicine and pediatric intensive care, improve the quality of care provided to acutely ill newborns and expectant mothers with pregnancy complications and reduce long-term health system costs. We have begun the implementation of a clinical data warehouse throughout our anesthesiology practices through which we are collecting patient information throughout the continuum of care. We have established more than 50 performance, quality and patient satisfaction metrics that are now being measured. This program will allow us to provide feedback to our physicians and hospital partners and to develop and implement best practices, all with the goal of improving outcomes, creating perioperative efficiencies and ensuring patient satisfaction across our anesthesiology practices.

•

Promote same-unit and organic growth. We seek opportunities for increasing revenue from our hospital- and office-based operations. For example, our affiliated hospital-based neonatal, maternal-fetal and other pediatric physicians are well situated to, and, in some cases, provide physician services in other departments, such as pediatric emergency rooms, newborn nurseries, or in situations where immediate accessibility to specialized obstetric and pediatric care may be critical. Our hospital-based and office-based physicians continue to pursue an organic growth strategy that involves working with our hospital partners to develop integrated service programs for which we become a multi-specialty provider of solutions within the maternal-fetal, newborn, pediatric continuum of care. An integrated program results in a broader offering of care across our specialties and permits the extension of our service lines in our markets. We are successfully executing this organic growth strategy and market partnership in many metropolitan areas and intend to continue this growth initiative in the future. In addition, we market our capabilities to obstetricians, pediatricians and family physicians to attract referrals to our hospital-based units and our office-based practices. We also market the services of our affiliated physicians to other hospitals to attract maternal, neonatal and pediatric transport admissions. In addition, we may pursue new contractual arrangements with hospitals, including possibly through joint ventures, either where we currently provide or do not currently provide physician services. We are developing similar opportunities with our affiliated anesthesiologists.

With the goal of further expanding our organic growth strategy, we are pursuing opportunities in telemedicine, which is the use of telecommunication and information technology in order to provide clinical health care at a distance. Many pediatric subspecialties as well as maternal-fetal medicine, will benefit in the future from having a robust platform in telemedicine. Telemedicine services are well documented as high quality, safe and efficient means of expanding physician services into metropolitan and rural communities. We have begun to expand our services to provide these remote programs to our hospital partners. These programs enhance the standing of our hospital partners while creating another portal of entry of pediatric patients to our inpatient service lines.

•

Acquire physician practice groups. We continue to seek to expand our operations by acquiring established physician practices in our specialties which include neonatology, anesthesiology, maternal-fetal medicine and pediatric cardiology. We also pursue complementary pediatric subspecialty physician groups, such as pediatric intensivists, pediatric hospitalists and pediatric surgeons. In addition, both independently and in collaboration with our hospital partners, we are actively pursuing expansion into additional pediatric surgery subspecialties in order to meet the needs of our hospital partners. These include groups with expertise in pediatric ear nose and throat, pediatric orthopedics and neurosurgery as well as newborn congenital heart disease. During 2013, we added 11 physician groups to our national network through acquisitions consisting of six anesthesiology practices and five neonatology practices.

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

OUR PHYSICIAN SERVICES

Neonatal Care

We provide neonatal care to babies born prematurely or with complications within specific hospital units, primarily NICUs, through our network of over 1,050 affiliated neonatal physicians and other related clinical professionals who staff and manage clinical activities at more than 360 NICUs in 34 states and Puerto Rico. We partner with our hospital clients in an effort to enhance the quality of care delivered to premature and sick babies. Some of the nation’s largest and most prestigious hospitals, both not-for-profit and for-profit institutions, retain us to staff and manage their NICUs. Our affiliated neonatologists generally provide 24-hours-a-day, seven-days-a-week coverage in NICUs, support the local referring physician community and are available for consultation in other hospital departments. Our hospital partners benefit from our experience in managing complex intensive care units. Our neonatal physicians interact with colleagues across the country through an internal communications system to draw upon their collective expertise in managing challenging patient-care issues. Our neonatal physicians also work collaboratively with maternal-fetal medicine subspecialists to coordinate the care of mothers experiencing complicated pregnancies and their fetuses. We also employ or contract with neonatal nurse practitioners, who work with our affiliated physicians in providing medical care.

Anesthesia Care

We provide anesthesia care at hospitals, ambulatory surgery centers, and office-based practices with our over 775 affiliated anesthesiologists. Following the “care team” model, our physicians work with both practice and hospital-employed CRNAs, AAs and other clinicians. As an integral part of the surgical team, our anesthesiologists support the surgeons by providing medical care before, during and after surgery so that surgeons may concentrate on the surgical procedure. Our anesthesiologists provide this care by evaluating the patient and consulting with the surgical team before surgery, providing pain control and support of life functions during surgery, supervising care after surgery and discharging the patient from the post-anesthesia care unit. They also support other departments within the hospital such as labor and delivery, sedation for imaging, and the hospital’s emergency room by providing services as appropriate to patients requiring immediate care. In addition, our physicians provide anesthesia care at ambulatory surgical centers and office-based practices for procedures that require some level of anesthesia.

Pain Management

Our physicians and physician assistants provide pain management services in outpatient centers. Our physicians are board-certified in anesthesiology or neurology and board-certified, or eligible-to-apply-for-certification, in pain medicine. This advanced training and education expands treatment options available for both acute and chronic pain sufferers. The physicians develop treatment plans specific to the patients’ individual needs that include interventional techniques such as trigger point and facet injections, pain pumps, nerve stimulators, radiofrequency ablation and catheters, as well as medication management.

Maternal-Fetal Care

We provide inpatient and office-based maternal-fetal care services to expectant mothers with complicated pregnancies and their fetuses through our network of over 200 affiliated physicians and other related clinical professionals who provide maternal-fetal medical care. Our affiliated neonatologists practice with maternal-fetal medicine subspecialists to provide coordinated care for expectant mothers with complicated pregnancies whose babies are often admitted to the NICU upon delivery. We believe continuity of treatment from mother and developing fetus during the pregnancy to the newborn upon delivery has improved the clinical outcomes of our patients.

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

Other Pediatric Subspecialty Care

Our network includes other pediatric subspecialists such as pediatric intensivists, pediatric hospitalists and pediatric surgeons. In addition, our affiliated physicians seek to provide support services in other areas of hospitals, particularly in the pediatric emergency room, labor and delivery area, nursery and pediatric department, where immediate accessibility to specialized care may be critical. Our experience and expertise in maternal-fetal-neonatal medicine has led to our involvement in these other areas.

•

Pediatric Intensive Care. We have approximately 110 affiliated physicians who provide clinical care for critically ill or injured children and adolescents. They staff and manage PICUs at over 35 hospitals.

•

Pediatric Hospitalists. We have over 60 affiliated hospital-based physicians who provide clinical care to acutely ill children at more than 20 hospitals. Our pediatric hospitalists provide inpatient pediatric and newborn care as well as provide care in PICUs, NICUs and pediatric emergency rooms.

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

•

Newborn Hearing Screening Program. Our affiliated physicians also oversee our newborn hearing screening program. Since we launched this program in 1994, we believe that we have become the largest provider of newborn hearing screening services in the United States. In 2013, we screened over 700,000 babies for potential hearing loss at more than 360 hospitals across the nation. Over 40 states either require newborns to be screened for potential hearing loss before being discharged from the hospital or require that parents be offered the opportunity to submit their newborns to hearing screens. We contract or coordinate with hospitals to provide hearing screening services.

CLINICAL RESEARCH, EDUCATION AND QUALITY

As part of our patient focus and ongoing commitment to improving patient care through evidenced-based medicine, we engage in clinical research, continuous quality improvement and education initiatives. We discover, understand and teach healthcare practices that enhance the abilities of clinicians to deliver quality care, thereby contributing to better patient outcomes and reduced long-term health system costs. Our investment in these initiatives benefits our patients, clinicians, referring and collaborating physicians, hospital partners and third-party payors. We believe that these initiatives help us, among other things, to enhance the value of our services, attract new and retain existing clinicians, improve clinical operations and enhance practice communication.

•

Clinical Research. We conduct clinical research to discover ways to improve clinical care for our patients. We share our discoveries throughout the medical community through submissions to peer-reviewed literature. Recent research activity includes:

•

In neonatal medicine, we completed our analysis of the data collected during one of the largest trials ever attempted in neonatal nutrition, entitled How Illness and Nutritional Support Influence Amino Acid and Acylcarnitine Profiles in Premature Neonates. This trial enrolled over 1,000 patients and the data is currently being analyzed. Initial review suggests that the results of this trial will have a substantial impact upon the approach to premature infant feeding. New recommendations about the use of parenteral nutrition, breast milk and formula for the low birth weight infant are likely to be forthcoming from this study. As a subset of this investigation, we undertook a detailed metabolic evaluation of breast milk and neonatal premature formulas that has revealed previously unknown details about the protein and amino acid nutritional composition of these products in infant feeding. The analysis of a second trial that examined the causes of mortality in the NICU, evaluating more than 600 cases, has also been completed, and a manuscript is in the final stages of preparation. New insights into preventative approaches to care are expected to result from this investigation.

•	In maternal-fetal medicine, we have completed an important investigation of non-invasive maternal testing for aneuploidies, or chromosomal abnormalities. The manuscript related to this investigation has recently been submitted for publication and details one of the latest and most remarkable approaches to modern fetal testing. Additional maternal-fetal medicine trials are currently underway and additional studies are in late planning stages.

•

Our pediatric cardiology research has also been developing rapidly. Our groups are currently evaluating the role of newborn screening for congenital cardiac disease in collaboration with many of our neonatal practices. This study will enroll approximately 6,000 infants. In addition, a study that examines the relationship between long QTc Syndrome and hearing loss is being conducted. Many of our pediatric cardiology practices are involved in a variety of important collaborative research studies.

•

We also continue to publish research based on data from our clinical information systems, our clinical trials, and from our individual practice efforts. In 2013, more than 70 papers were published as a result of this research addressing many different areas of neonatal, maternal-fetal, and pediatric cardiology care. Our clinical data warehouse has also remained a major reference source at a national level, and continued to be highlighted and cited in several publications, as well as in numerous national forums and presentations during 2013. An important new manuscript addressing the timing of necrotizing enterocolitis, a devastating inflammatory bowel disease of premature neonates, is currently in review for publication. Our clinical data warehouse now has accumulated clinical information from more than 975,000 infants and more than 18 million patient days and is frequently used in collaboration with universities and government agencies.

•

One of the most important avenues of future research for our practices lies within anesthesiology. In anesthesiology, we both conduct and support clinical research across a spectrum of clinical efficacy, quality, therapeutic and device investigations, all with the goal of bringing better care to our patients. Our findings are shared throughout the medical community through the peer-reviewed literature, presentation at national medical meetings and through educational venues. Our anesthesiology practices are currently engaged in 24 clinical trials across five states. These range from anesthesia investigator initiated to quality/hospital database inquiry to industry-sponsored trials. Importantly, one of our clinicians is a co-investigator on a large, multi-site study to investigate chronic pain syndromes after traumatic orthopedic injuries. We use our quality database to assess quality metrics and provide feedback to our clinicians. This database currently has over 500,000 audited patient encounters, and we intend to publish the results of this data to illustrate and investigate best practices in anesthetic care in community based healthcare systems. We have begun to publish research based on data from our quality database systems, our clinical trials, and from our individual inquiries. In 2013, there were five publications with two more accepted for publication. Multiple presentations were given at national, regional and local meetings. We are positioning ourselves to be attractive to clinical trials sponsors given our rich patient base and our pool of physician investigators.

•

Continuous Quality Improvement. As part of our dedication to improving quality across our affiliated practices, we provide our clinicians with powerful information resources. Our physicians have access to accumulated data and robust software tools that enable them to compare their practices to our national practice network across a variety of activity and outcome metrics. From these comparisons, our physicians can identify areas for improvement, and then systematically monitor, study, learn and implement change. We believe that our initiatives in continuous quality improvement have contributed to better patient care. One of our efforts in neonatal care has been dedicated to the role of antibiotic utilization in the NICU. This effort has dramatically altered antibiotic practice in our NICUs, resulting in an approximately 15% reduction in exposure to antibiotics in our NICU patients. Our “100,000 Babies Campaign” is focused on the delivery of care in NICUs generally with improved clinical outcomes as a result. One of the current efforts in this project has been directed at reducing catheter-related blood stream infections in neonates and has resulted in a continuing reduction in infection rates. Continuous quality improvement initiatives are also important for our other physician specialties. For example, in anesthesia care, through our quality initiative tool, we measure more than 50 performance, quality and patient satisfaction metrics. Our performance metrics, including efficiency and timeliness are crucial in improving the patient experience of care, optimizing the use of healthcare resources and controlling healthcare costs. An example is the decrease in post-anesthesia care unit length of stay due to the use of a protocol designed to significantly decrease nausea and vomiting after anesthesia. Our quality metrics are analyzed to include standard clinical outcome reporting, trend analysis and threshold performance, all of which are provided to our individual physicians. The quality committees and medical directors of the practices manage quality improvement programs and drive best practices that are adapted to the needs of the local care setting. Patient satisfaction is measured in the postoperative period to assess overall satisfaction, specific outcomes of anesthetic procedures and to understand the patient perception of quality of care.

•

Continuing Medical Education. We also make extensive physician continuing medical education and continuing nursing education resources available to our affiliated clinicians in an effort to ensure that they have access to current treatment methodologies. As an accredited provider for clinicians, we offer live continuing medical education through what we believe is one of the premier conferences in neonatal medicine—NEO: The Conference for Neonatology. In 2013, we also held our Specialty Review in Neonatology course, which provides a broad review of the entire subspecialty of neonatal medicine. These two meetings, each held annually, had more than 1,050 attendees this past February. In addition to live educational opportunities, we also offer online education through “Pediatrix University—A University Without Walls®,” an interactive educational website, which we continue to enhance with live presentations that are recorded at our various in person conferences. In anesthesiology, ongoing medical education is crucial to our clinicians in order for them to stay abreast of the latest techniques, procedures, therapies and devices used in the perioperative period and to drive evidence-based best practices, guidelines, checklists and protocols. We accomplish this through a variety of formats including web-based and traditional meeting-based medical education. Our meeting-based medical education focuses on medical knowledge but also provides an opportunity for clinical skills workshops. Simulation has become increasing important to support a variety of efforts including critical event scenarios, teamwork practice and maintenance of certification in anesthesia.

•

Patient Safety Organization. We have established a federally listed Patient Safety Organization (“PSO”), the mission of which is to improve the quality and safety of care rendered by our clinical providers through the collection and analysis of quality data. Our PSO encourages the development and dissemination of information regarding best practices and supports our dedication to clinical research and continuous quality improvement. In addition, in anesthesiology, we are providing high reliability organization training, with the goal of fostering a culture of safety for the entire care team.

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

•

Unit Management. A senior physician practicing medicine in each NICU, anesthesia, PICU, maternal-fetal, pediatric cardiology and other subspecialty practice that we manage acts as the medical director for that unit or practice. Each medical director is responsible for the overall management of his or her unit or practice, including staffing and scheduling, quality of care, professional discipline, utilization review, coordinating physician recruitment and monitoring of the financial success within the unit or practice. Medical directors also serve as a liaison with hospital administration, other physicians and the community.

•

Staffing and Scheduling. We assist with staffing and scheduling physicians and advanced practice nurses within the units and practices that we manage. For example, each NICU is staffed by at least one specialist on site or available on call. For our affiliated anesthesia physicians, CRNAs and AAs, we employ an operational system that assists with their staffing and scheduling. We are responsible for managing and coordinating the process for the salaries and benefits paid and provided to our affiliated physicians and practitioners. In addition, we employ, compensate and manage all non-medical personnel for our affiliated physician groups.

•

Recruiting and Credentialing. We have significant experience in locating, qualifying, recruiting and retaining experienced physicians. We maintain an extensive nationwide database of maternal-fetal, neonatal and other pediatric subspecialty physicians and are continuing to develop such a database for anesthesiologists. Our medical directors and physician leaders play a central role in the recruiting and interviewing process before candidates are introduced to other practice group physicians and hospital administrators. We verify the credentials, licenses and references of all prospective affiliated physician candidates. In addition to our database of physicians, we recruit nationally through trade advertising, referrals from our affiliated physicians and attendance at conferences.

•

Billing, Collection and Reimbursement. We assume responsibility for contracting with third-party payors on behalf of all of our affiliated physicians. We are responsible for billing, collection and reimbursement for services rendered by our affiliated neonatal, anesthesia, maternal-fetal and pediatric subspecialty physicians. In all instances, however, we do not assume responsibility for charges relating to services provided by hospitals or other physicians with whom we collaborate. Such charges are separately billed and collected by the hospitals or other physicians. We provide our affiliated physicians with a training curriculum that emphasizes detailed documentation of and proper coding protocols for all procedures performed and services provided, and we provide comprehensive internal auditing processes, all of which are designed to achieve appropriate coding, billing and collection of revenue for physician services. Generally, our billing and collection operations are conducted from our business offices located across the United States and in Puerto Rico, as well as our corporate offices.

•

Risk Management. We maintain a risk management program focused on reducing risk, including the identification and communication of potential risk areas to our medical affairs staff. We maintain professional liability coverage for our national group of affiliated healthcare professionals. Through our risk management and medical affairs staff, we conduct risk management programs for loss prevention and early intervention in order to prevent or minimize professional liability claims.

•

Compliance. We provide a multi-faceted compliance program that is designed to assist our affiliated practice groups in complying with the increasingly complex laws, rules and regulations that govern the provision of health care services.

•	Other Services. We also provide management information systems, facilities management, legal support, marketing support and other services to our affiliated physicians and affiliated practice groups.

OUR INFORMATION SYSTEMS

We maintain several information systems that support our day-to-day operations, ongoing clinical research and business analysis. Since inception, our clinical information systems have accumulated clinical information from more than 16 million daily progress records relating to over 975,000 discharged patients.

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

•

Pediatrix University® and American Anesthesiology University. In addition to providing continuing education, our web-based education platforms also function as “virtual doctors’ lounges,” enabling physicians around the country to discuss difficult or unusual cases with one another. These also provide a rich source of ongoing medical education for our physicians.

Our management information systems are also an integral element of the billing and reimbursement process. We maintain systems that provide for electronic data interchange with payors that accept electronic submissions, including electronic claims submission, insurance benefits verification and claims processing and remittance advice, which enable us to track numerous and diverse third-party payor relationships and payment methods. Our information systems provide scalability and flexibility as payor groups upgrade their payment and reimbursement systems. We continually seek improvements to our systems to expedite the overall process, streamline information gathering from our clinical systems and improve efficiencies in the reimbursement process.

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

Hospitals

Our relationships with our hospital partners are critical to our operations. We have been retained by over 360 hospitals to staff and manage clinical activities within specific hospital-based units. Our affiliated physicians are important components of obstetric, pediatric and surgical services provided at hospitals. Our hospital-based focus enhances our relationships with hospitals and creates opportunities for our affiliated physicians to provide patient care in other areas of the hospital. For example, our physicians may provide care in emergency rooms, nurseries, intensive care units and other departments where access to specialized obstetric, pediatric and anesthesia care may be critical. Because hospitals control access to their units and operating rooms through the awarding of contracts and hospital privileges, we must maintain good relationships with our hospital partners. Our hospital partners benefit from our expertise in managing critical care units and other settings staffed with physician specialists, including managing variable admission rates, operating costs, complex reimbursement systems and other administrative burdens. We also work with our hospital partners to enhance their reputation and market our services to referring physicians within the communities served by those hospitals. In addition, our affiliated physicians work with our hospital partners to develop integrated services programs for solutions within the maternal-fetal, newborn, pediatric continuum of care. Integrated programs provide our hospital partners and us with incremental growth and result in a broader spectrum of care across our specialties and permit us to extend our patient service lines into our existing markets.

Under our contracts with hospitals, we have the responsibility to manage, in many cases exclusively, the provision of physician services for hospital-based units, such as NICUs, and other hospital settings. We typically are responsible for billing patients and third-party payors for services rendered by our affiliated physicians separately from other related charges billed by the hospital or other physicians to the same payors. Some of our hospital contracts require hospitals to pay us administrative fees. Some contracts provide for fees if the hospital does not generate sufficient patient volume in order to guarantee that we receive a specified minimum revenue level. We also receive fees from hospitals for administrative services performed by our affiliated physicians providing medical director services at the hospital. Administrative fees accounted for approximately 7% of our net patient service revenue during 2013. Some of our contracts with hospitals require us to indemnify them and their affiliates for losses resulting from the negligence of our affiliated physicians. Our hospital contracts typically have terms of one to three years which can be terminated without cause by either party upon prior written notice, and renew automatically for additional terms of one to three years unless terminated early by any party. While we have in most cases been able to renew these arrangements, hospitals may cancel or not renew our arrangements, or reduce or eliminate our administrative fees in the future.

Third-Party Payors

Our relationships with plans that are government-sponsored or funded, including Medicaid and Medicare, managed care organizations and commercial health insurance payors are vital to our business. We seek to maintain professional working relationships with our third-party payors, streamline the administrative process of billing and collection, and assist our patients and their families in understanding their health insurance coverage and any balances due for co-payments, co-insurance, deductibles or out-of-network benefit limitations. In addition, through our quality initiatives and continuing research and education efforts, we have sought to enhance clinical care provided to patients, which we believe benefits third-party payors by contributing to improved patient outcomes and reduced long-term health system costs.

We receive compensation for professional services provided by our affiliated physicians to patients based upon rates for specific services provided, principally from third-party payors. Our billed charges are substantially the same for all parties in a particular geographic area, regardless of the party responsible for paying the bill for our services. A significant portion of our net patient service revenue is received from government-sponsored or funded plans, principally state Medicaid programs.

Medicaid programs pay for medical and health-related services for certain individuals and families with low incomes and resources and are jointly funded by the federal government and state governments. Medicaid programs can be either standard fee-for-service payment programs or managed care programs in which states have contracted with health insurance companies to run local or state-wide health plans with features similar to health maintenance organizations. Our compensation rates under standard Medicaid programs are established by state governments and are not negotiated. Rates under Medicaid managed care programs are negotiated but are similar to rates established under standard Medicaid programs. Although Medicaid rates vary across the states, these rates are generally much lower in comparison to private-sector health plan rates. The Centers for Medicare & Medicaid Services (“CMS”) adopted a rule under the Patient Protection and Affordable Care Act (the “Affordable Care Act”) that generally allows physicians who provide eligible primary care services to be paid at the Medicare reimbursement rates in effect in calendar years 2013 and 2014, or if greater, the rates that would be applicable in those years calculated using the 2009 Medicare conversion factor, instead of state-established Medicaid reimbursement rates. Generally, state Medicaid reimbursement rates are lower than federally-established Medicare rates. The Affordable Care Act also allows states to expand their Medicaid programs through an increase in the Medicaid eligibility income limit from a state’s current eligibility levels to 133% of the federal poverty limit. It remains unclear to what extent states will expand their Medicaid programs by raising the income limit to 133% of the federal poverty level. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household income is at or below 133% of the federal poverty level. See Item 1A. Risk Factors—“State budgetary constraints could have an adverse effect on our reimbursement from Medicaid programs” and “The Affordable Care Act may have a significant effect on our business.”

Medicare is a health insurance program primarily for individuals 65 years of age and older, certain younger people with disabilities and people with end-stage renal disease. The program is available without regard to income or assets (with means-tested premiums for beneficiaries with relatively high incomes) and offers beneficiaries different ways to obtain their medical benefits. The most common option selected today by Medicare beneficiaries is the traditional fee-for-service payment system. The other options include managed care, preferred provider organizations, private fee-for-service and specialty plans. Medicare compensation rates are generally much lower in comparison to private-sector health plans. Because we provide anesthesia services to a wide array of patients, including Medicare beneficiaries, a portion of our patients’ services are reimbursed by Medicare.

In order to participate in government programs, we and our affiliated practices must comply with stringent and often complex standards, including enrollment and reimbursement requirements. Different states also impose differing standards for their Medicaid programs. See “Government Regulation—Government Reimbursement Requirements.”

We also receive compensation pursuant to contracts with commercial payors that offer a wide variety of health insurance products, such as health maintenance organizations, preferred provider organizations and exclusive provider organizations that are subject to various state laws and regulations, as well as self-insured organizations subject to federal Employee Retirement Income Security Act (“ERISA”) requirements. We seek to secure mutually agreeable contracts with payors that enable our affiliated physicians to be listed as in-network participants within the payors’ provider networks. We generally contract with commercial payors through our affiliated professional contractors. Subject to applicable laws, rules and regulations, the terms, conditions and compensation rates of our contracts with commercial third-party payors are negotiated and often vary widely across markets and among payors. In some cases, we contract with organizations that establish and maintain provider networks and then rent or lease such networks to the actual payor. Our contracts with commercial payors typically provide for discounted fee-for-service arrangements and grant each party the right to terminate the contracts without cause upon prior written notice. In addition, these contracts generally give commercial payors the right to audit our billings and related reimbursements for professional and other services provided by or through our affiliated physicians.

If we do not have a contractual relationship with a health insurance payor, we generally bill the payor our full billed charges. If payment is less than billed charges, we bill the balance to the patient, subject to federal and state laws regulating such billing. Although we maintain standard billing and collections procedures with appropriate discounts for prompt payment, we also provide discounts in certain hardship situations where patients and their families do not have financial resources necessary to pay the amount due for services rendered. Any amounts written-off are based on the specific facts and circumstances related to each individual patient account.

Referring and Collaborating Physicians

Our relationships with our referring and collaborating physicians are critical to our success. Our affiliated physicians seek to establish and maintain professional relationships with referring physicians in the communities where they practice. Because patient volumes in our NICUs are based in part on referrals from other physicians, particularly obstetricians, it is important that we are responsive to the needs of referring physicians in the communities in which we operate. We believe that our community presence, through our hospital coverage and outpatient clinics, assists referring obstetricians, office-based pediatricians and family physicians with their practices. Our affiliated physicians are able to provide comprehensive maternal-fetal, newborn and pediatric subspecialty care to patients using the latest advances in methodologies, supporting the local referring physician community with 24-hours-a-day, seven-days-a-week on-site or on-call coverage.

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

Affiliated Physicians and Practice Groups

Our relationships with our affiliated physicians are important. Our affiliated physicians are organized in traditional practice group structures. In accordance with applicable state laws, our affiliated practice groups are responsible for the provision of medical care to patients. Our affiliated practice groups are separate legal entities organized under state law as professional associations, corporations and partnerships, which we sometimes refer to as “our affiliated professional contractors.” Each of our affiliated professional contractors is owned by a licensed physician affiliated with the Company through employment or another contractual relationship. Our national infrastructure enables more effective and efficient sharing of new discoveries and clinical outcomes data, including best demonstrated processes, access to our sophisticated information systems, clinical research and education.

Our affiliated professional contractors employ or contract with physicians to provide clinical services in certain states and Puerto Rico. In most of our affiliated practice groups, each physician has entered into an employment agreement with us or one of our affiliated professional contractors providing for a base salary and incentive bonus eligibility and typically having a term of three to five years. We are typically responsible for billing patients and third-party payors for services rendered by our affiliated physicians and, with respect to services provided in a hospital, separately from other charges billed by hospitals to the same payors. Each physician must hold a valid license to practice medicine in the state in which he or she provides patient care and must become a member of the medical staff, with appropriate privileges, at each hospital at which he or she practices. Substantially all the physicians employed by us or our affiliated professional contractors have agreed not to compete within a specified geographic area during employment and for a certain period after termination of employment. Although we believe that the non-competition covenants of our affiliated physicians are reasonable in scope and duration and therefore enforceable under applicable state laws, we cannot predict whether a court or arbitration panel would enforce these covenants in any particular case. Our hospital contracts also typically require that we and the physicians performing services maintain minimum levels of professional and general liability insurance. We negotiate those policies and contract and pay the premiums for such insurance on behalf of the physicians.

Each of our affiliated professional contractors has entered into a comprehensive management agreement with a subsidiary of MEDNAX, Inc. as the manager. These agreements are long-term in nature, and in most cases permanent, subject only to a right of termination by the manager (except in the case of gross negligence, fraud or illegal acts of the manager). Under the terms of these management agreements, and subject to state laws and other regulations, the manager is typically paid for its services based on the performance of the applicable practice group. See “Government Regulation—Fee Splitting; Corporate Practice of Medicine.”

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

The healthcare industry is highly competitive. Companies in other segments of the industry as well as healthcare-focused and other private equity firms, some of which have financial and other resources greater than ours, may become competitors in providing neonatal, anesthesia, maternal-fetal and other pediatric subspecialty care.

GOVERNMENT REGULATION

The healthcare industry is governed by a framework of federal and state laws, rules and regulations that are extensive and complex and for which, in many cases, the industry has the benefit of only limited judicial and regulatory interpretation. If we or one of our affiliated practice groups is found to have violated these laws, rules or regulations, our business, financial condition and results of operations could be materially, adversely affected. Moreover, the Affordable Care Act contains numerous provisions that are reshaping the United States healthcare delivery system, and healthcare reform continues to attract significant legislative interest, regulatory activity, new approaches, legal challenges and public attention that create uncertainty and the potential for additional changes. Healthcare reform implementation, additional legislation or regulations, and other changes in government policy or regulation may affect our reimbursement, restrict our existing operations, limit the expansion of our business or impose additional compliance requirements and costs, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock. See Item 1A. Risk Factors—“The Affordable Care Act may have a significant effect on our business.”

Licensing and Certification

Each state imposes licensing requirements on individual physicians and clinical professionals, and on facilities operated or utilized by healthcare companies like us. Many states require regulatory approval, including certificates of need, before establishing certain types of healthcare facilities, offering certain services or expending amounts in excess of statutory thresholds for healthcare equipment, facilities or programs. We and our affiliated physicians are also required to meet applicable Medicaid provider requirements under state laws and regulations and Medicare provider requirements under federal laws, rules and regulations.

Fee Splitting; Corporate Practice of Medicine

Many states have laws that prohibit business corporations, such as MEDNAX, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians, or engaging in certain arrangements, such as fee splitting, with physicians. In light of these restrictions, we operate by maintaining long-term management contracts through our subsidiaries with affiliated professional contractors, which employ or contract with physicians to provide physician professional services. Under these arrangements, our manager subsidiaries perform only non-medical administrative services, do not represent that they offer medical services and do not exercise influence or control over the practice of medicine by the physicians employed by the affiliated professional contractors. In states where fee splitting with a business corporation or manager is prohibited, the fees that are received from the affiliated professional contractors have been established on a basis that we believe complies with applicable laws. Although the relevant laws in these states have been subject to limited judicial and regulatory interpretation, we believe that we are in compliance with applicable state laws in relation to the corporate practice of medicine and fee splitting. However, regulatory authorities or other parties, including our affiliated physicians, may assert that, despite these arrangements, we or our manager subsidiaries are engaged in the corporate practice of medicine or that the contractual arrangements with the affiliated professional contractors constitute unlawful fee splitting, in which case we could be subject to administrative, civil or criminal remedies or penalties, the contracts could be found legally invalid and unenforceable, in whole or in part, or we could be required to restructure our contractual arrangements with our affiliated professional contractors.

Fraud and Abuse Provisions

Existing federal laws, as well as similar state laws, governing Medicaid, Medicare and other government-sponsored or funded healthcare programs (the “GHC Programs”), impose a variety of fraud and abuse prohibitions on healthcare companies like us. These laws are interpreted broadly and enforced aggressively by multiple government agencies, including the Office of Inspector General of the Department of Health and Human Services, the Department of Justice (the “DOJ”) and various state agencies. In addition, in the Deficit Reduction Act of 2005, Congress established a Medicaid Integrity Program to enhance federal and state efforts to detect Medicaid fraud, waste and abuse and provide financial incentives for states to enact their own false claims legislation as an additional enforcement tool against Medicaid fraud and abuse. Since then, a growing number of states have enacted or expanded healthcare fraud and abuse laws.

The fraud and abuse provisions include extensive federal and state laws, rules and regulations applicable to our financial relationships with hospitals, referring physicians and other healthcare entities. In particular, the federal anti-kickback statute has criminal provisions relating to the offer, payment, solicitation or receipt of any remuneration in return for either referring Medicaid, Medicare or other GHC Program business, or purchasing, leasing, ordering, or arranging for or recommending any service or item for which payment may be made by GHC Programs. In addition, the federal physician self-referral law, commonly known as the “Stark Law,” applies to physician ordering of certain designated health services reimbursable by Medicare from an entity with which the physician has a prohibited financial relationship. These laws are broadly worded and have been broadly interpreted by federal courts, and potentially subject many healthcare business arrangements to government investigation and prosecution, which can be costly and time consuming.

Violations of these laws are punishable by substantial penalties, including monetary fines, civil penalties, administrative remedies, criminal sanctions (in the case of the anti-kickback statute), exclusion from participation in GHC Programs and forfeiture of amounts collected in violation of such laws, any of which could have an adverse effect on our business and results of operations. Many of the states in which we operate also have similar anti-kickback and self-referral laws which are applicable to our government and non-government business and which also authorize substantial penalties for violations.

There are a variety of other types of federal and state fraud and abuse laws, including laws authorizing the imposition of criminal, civil and administrative penalties for filing false or fraudulent claims for reimbursement with government healthcare programs. These laws include the civil False Claims Act (“FCA”), which prohibits the submission of, or causing to be submitted, false claims to GHC Programs, including Medicaid, Medicare, TRICARE (the program for military dependents and retirees), the Federal Employees Health Benefits Program, and insurance plans purchased through the recently established Affordable Care Act exchanges. Substantial civil fines and multiple damages, along with other remedies, can be imposed for violating the FCA. Furthermore, proving a violation of the FCA requires only that the government show that the individual or company that submitted or caused to be submitted an allegedly false claim acted in “reckless disregard” or in “deliberate ignorance” of the truth or falsity of the claim or with “willful disregard,” notwithstanding that there may have been no specific intent to defraud the government program and no actual knowledge that the claim was false (which typically are required to be shown to sustain a criminal conviction). The FCA also applies to the improper retention of known overpayments and includes “whistleblower” provisions that permit private citizens to sue a claimant on behalf of the government and thereby share in the amounts recovered under the law and to receive additional remedies. In recent years, many cases have been brought against healthcare companies by such “whistleblowers,” which have resulted in judgments or, more often, settlements involving substantial payments to the government by the companies involved. It is anticipated that the number of such actions against healthcare companies will continue to increase with the enactment or enhancement of a growing number of state false claims acts, certain amendments to the FCA and enhanced government enforcement.

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

The civil and administrative false claims statutes are being applied in an increasingly broader range of circumstances. For example, government authorities have asserted that claiming reimbursement for services that fail to meet applicable quality standards may, under certain circumstances, violate these statutes. Government authorities also often take the position, now with support in the FCA, that claims for services that were induced by kickbacks, Stark Law violations or other illicit marketing schemes are fraudulent and, therefore, violate the false claims statutes. Many of the laws and regulations referenced above can be used in conjunction with each other.

If we or our affiliated professional contractors were excluded from participation in any government-sponsored healthcare programs, not only would we be prohibited from submitting claims for reimbursement under such programs, but we also would be unable to contract with other healthcare providers, such as hospitals, to provide services to them. It could also adversely affect our or our affiliated professional contractors’ ability to contract with, or to obtain payment from, non-governmental payors.

Although we intend to conduct our business in compliance with all applicable federal and state fraud and abuse laws, many of the laws, rules and regulations applicable to us, including those relating to billing and those relating to financial relationships with physicians and hospitals, are broadly worded and may be interpreted or applied by prosecutorial, regulatory or judicial authorities in ways that we cannot predict. Accordingly, we cannot assure you that our arrangements or business practices will not be subject to government scrutiny or be alleged or found to violate applicable fraud and abuse laws. Moreover, the standards of business conduct expected of healthcare companies under these laws and regulations have become more stringent in recent years, even in instances where there has been no change in statutory or regulatory language. If there is a determination by government authorities that we have not complied with any of these laws, rules and regulations, our business, financial condition and results of operations could be materially, adversely affected. See “Government Investigations.”

Government Reimbursement Requirements

In order to participate in the various state Medicaid programs and in the Medicare program, we and our affiliated practices must comply with stringent and often complex enrollment and reimbursement requirements. Moreover, different states impose differing standards for their Medicaid programs. While our compliance program requires that we and our affiliated practices adhere to the laws, rules and regulations applicable to the government programs in which we participate, our failure to comply with these laws, rules and regulations could negatively affect our business, financial condition and results of operations. See “Government Regulation—Fraud and Abuse Provisions,” “Government Regulation—Compliance Program,” “Government Investigations” and “Other Legal Proceedings,” and Item 1A. Risk Factors—“Government programs or private insurers may limit, reduce or make retroactive adjustments to reimbursement amounts or rates,” “We may become subject to billing investigations by federal and state government authorities” and “The healthcare industry is highly regulated, and government authorities may determine that we have failed to comply with applicable laws, rules or regulations.”

In addition, GHC Programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments, as well as affect the cost of providing services and the timing of payments to providers. Moreover, because these programs generally provide for reimbursement on a fee-schedule basis rather than on a charge-related basis, we generally cannot increase our revenue by increasing the amount we charge for our services. To the extent our costs increase, we may not be able to recover our increased costs from these programs, and cost containment measures and market changes in non-governmental insurance plans have generally restricted our ability to recover, or shift to non-governmental payors, these increased costs. In attempts to limit federal and state spending, there have been, and we expect that there will continue to be, a number of proposals to limit or reduce Medicaid and Medicare reimbursement for various services. Our business may be significantly and adversely affected by any such changes in reimbursement policies and other legislative initiatives aimed at reducing healthcare costs associated with Medicaid, Medicare and other government healthcare programs.

Our business also could be adversely affected by reductions in or limitations of reimbursement amounts or rates under these government programs, reductions in funding of these programs or elimination of coverage for certain individuals or treatments under these programs.

Antitrust

The healthcare industry is subject to close antitrust scrutiny. The Federal Trade Commission (the “FTC”), the DOJ and state Attorneys General all actively review and, in some cases, take enforcement action against business conduct and acquisitions in the healthcare industry. Violations of antitrust laws may be punishable by substantial penalties, including significant monetary fines, civil penalties, criminal sanctions, consent decrees and injunctions prohibiting certain activities or requiring divestiture or discontinuance of business operations. Any of these penalties could have a material adverse effect on our business, financial condition and results of operations.

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

In February 2009, Congress enacted the Health Information Technology for Economic and Clinical Health Act (“HITECH”) as part of the ARRA. Among other changes to the law governing protected health information, HITECH strengthened and expanded HIPAA, increased penalties for violations, gave patients new rights to restrict uses and disclosures of their health information, and imposed a number of privacy and security requirements directly on our “Business Associates,” which are third-parties that perform functions or services for us or on our behalf. Specifically, HITECH requires that Covered Entities report any unauthorized use or disclosure of protected health information that meets the definition of a breach, to the affected individuals, HHS and, depending on the number of affected individuals, the media for the affected market. In addition, HITECH requires that Business Associates report breaches to their Covered Entity customers. HITECH also authorizes state Attorneys General to bring civil actions in response to violations of HIPAA that threaten the privacy of state residents. Final regulations implementing the HITECH requirements were issued in January 2013. We have privacy policies and procedures aimed at ensuring compliance with HITECH requirements.

In addition to the federal HIPAA and HITECH requirements, numerous other state and certain other federal laws protect the confidentiality of patient information, including state medical privacy laws, state social security number protection laws, state genetic privacy laws, human subjects research laws and federal and state consumer protection laws. In some cases, state laws are more stringent than HIPAA and therefore, are not preempted by HIPAA.

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

Compliance Program

We maintain a compliance program that includes the established elements of an effective program and reflects our commitment to complying with all laws, rules and regulations applicable to our business and that meets our ethical obligations in conducting our business (the “Compliance Program”). We believe our Compliance Program provides a solid framework to meet this commitment and our obligations as a provider of health care services, including:

•	a Chief Compliance Officer who reports to the Board of Directors on a regular basis;

•	a Compliance Committee consisting of our senior executives;

•	a formal internal audit function, including a Director of Internal Audit who reports to the Audit Committee on a regular basis;

•	our Code of Conduct, which is applicable to our employees, independent contractors, officers and directors;

•

our Code of Professional Conduct—Finance, which is applicable to our finance personnel, including our Chief Executive Officer, Chief Financial Officer and Treasurer (who is also our Chief Accounting Officer) and Vice President of Accounting and Finance;

•

a disclosure program that includes a mechanism to enable individuals to disclose on a confidential or anonymous basis to the Chief Compliance Officer or any person who is not in the disclosing individual’s chain of command, issues or questions believed by the individual to be a potential violation of criminal, civil, or administrative laws or of company policies or procedures;

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

PROFESSIONAL AND GENERAL LIABILITY COVERAGE

We maintain professional and general liability insurance policies with third-party insurers generally on a claims-made basis, subject to deductibles, self-insured retention limits, policy aggregates, exclusions, and other restrictions, in accordance with standard industry practice. We believe that our insurance coverage is appropriate based upon our claims experience and the nature and risks of our business. However, we cannot assure that any pending or future claim will not be successful or if successful will not exceed the limits of available insurance coverage.

Our business entails an inherent risk of claims of medical malpractice against our affiliated physicians and us. We contract and pay premiums for professional liability insurance that indemnifies us and our affiliated healthcare professionals generally on a claims-made basis for losses incurred related to medical malpractice litigation. Professional liability coverage is required in order for our affiliated physicians to maintain hospital privileges. Our self-insured retention under our professional liability insurance program is maintained primarily through a wholly owned captive insurance subsidiary. We record estimates in our Consolidated Financial Statements for our liabilities for self-insured retention amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Liabilities for claims incurred but not reported are not discounted. Because many factors can affect historical and future loss patterns, the determination of an appropriate reserve involves complex, subjective judgment, and actual results may vary significantly from estimates. If the self-insured retention amounts and other amounts that we are actually required to pay materially exceed the estimates that have been reserved, our financial condition, results of operations and cash flows could be materially, adversely affected.

EMPLOYEES AND PROFESSIONALS UNDER CONTRACT

In addition to the over 2,300 practicing physicians affiliated with us as of December 31, 2013, we employed or contracted with over 2,600 other clinical professionals and approximately 3,900 other full-time and part-time employees.

GEOGRAPHIC COVERAGE

We provide services in 34 states, including Alaska, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Indiana, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Missouri, Montana, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and West Virginia, and Puerto Rico. During 2013, approximately 58% of our net patient service revenue was generated by operations in our five largest states. Our operations in Texas accounted for approximately 22% of our net patient service revenue for the same period. Although we continue to seek to diversify the geographic scope of our operations, primarily through acquisitions of physician group practices, we may not be able to implement successfully or realize the expected benefits of any of these initiatives. Adverse changes or conditions affecting states, in which our operations are concentrated, such as healthcare reforms, changes in laws, rules and regulations, reduced Medicaid or Medicare reimbursements, an increase in the income level required to qualify for government healthcare programs or government investigations, may have a material adverse effect on our business, financial condition and results of operations.

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

Although economic conditions in the United States have gradually improved, the number of unemployed and under-employed workers remains significant and economic growth has been slow. During the year ended December 31, 2013, the percentage of our patient services being reimbursed under government-sponsored healthcare programs increased as compared to the year ended December 31, 2012. We could experience additional shifts if economic conditions do not improve or if they deteriorate and possibly lower patient volumes. These conditions could also lead to additional increases in the number of unemployed and under-employed workers and a decline in the number of private employers that offer healthcare insurance coverage to their employees. Employers that do offer healthcare coverage may increase the required contributions from employees to pay for their coverage and increase patient responsibility amounts. As a consequence, the number of patients who participate in government-sponsored programs or are uninsured could increase. In addition, due to the rising costs of managed care premiums and patient responsibility amounts, coupled with the current economic environment, we may experience increased bad debt due to patients’ inability to pay for certain services. Further, it is too early to determine whether the Affordable Care Act will increase or decrease the number of our patients with private healthcare insurance, obtained either through employers or the recently established insurance exchanges. Payments received from government-sponsored programs are substantially less than payments received from private healthcare insurance programs (managed care and other third-party payors). In addition, payments under the recently established health care exchanges may be less than payments from private healthcare insurance programs. A payor mix shift from private healthcare insurance programs to government payors may result in an increase in our estimated provision for contractual adjustments and uncollectibles and a corresponding decrease in our net patient service revenue. Further increases in the government component of our payor mix at the expense of other third-party payors could result in a significant reduction in our average reimbursement rates.

State budgetary constraints could have an adverse effect on our reimbursement from Medicaid programs.

As a result of slow economic growth and volatile economic conditions, many states are continuing to collect less revenue than they did in prior years and as a consequence are facing budget shortfalls and underfunded pension and other obligations. Although the shortfalls for the more recent budgetary years have declined, they are still significant by historical standards. The financial condition of the states in which the Company does business could lead to reduced or delayed funding for Medicaid programs and, in turn, reduced or delayed reimbursement for physician services, which could adversely affect our results of operations, cash flows and financial condition.

The birth rate in the United States has declined and may continue to fall.

Final birth data for 2012 indicate that total births in the United States were essentially unchanged from 2011, which fell by 1.0% from 2010. Although the provisional data for the full year of 2013 are not yet available, we expect that birth trends may have continued to stabilize. Any declines in births could have an adverse effect on our patient volumes and revenue.

The Affordable Care Act may have a significant effect on our business.

The Affordable Care Act contains a number of provisions that could affect us over the next several years. These provisions include the establishment of health insurance exchanges to facilitate the purchase of qualified health plans, expanding Medicaid eligibility, subsidizing insurance premiums and creating requirements and incentives for businesses to provide healthcare benefits. Other provisions contain changes to healthcare fraud and abuse laws and expand the scope of the FCA.

The Affordable Care Act contains numerous other measures that could also affect us. For example, payment modifiers are being developed that will differentiate payments to physicians under federal healthcare programs based on quality and cost of care. In addition, other provisions authorize voluntary demonstration projects relating to the bundling of payments for episodes of hospital care and the sharing of cost savings achieved under the Medicare program.

The Centers for Medicare and Medicaid Services (“CMS”) issued a final rule under the Affordable Care Act that is intended to allow physicians, hospitals and other health care providers to coordinate care for Medicare beneficiaries through Accountable Care Organizations (“ACOs”). ACOs are entities consisting of healthcare providers and suppliers organized to deliver services to Medicare beneficiaries and eligible to receive a share of any cost savings the entity can achieve by delivering services to those beneficiaries at a cost below a set baseline and based upon established quality of care standards. We will continue to evaluate the impact of the ACO regulations on our business and operations.

Many of the Affordable Care Act’s most significant reforms, such as the establishment of state-based and federally facilitated insurance exchanges that provide a marketplace for eligible individuals and small employers to purchase health care insurance, became effective only recently. On October 1, 2013, individuals began enrolling in health care insurance plans offered under these state-based and federally-facilitated insurance exchanges, notwithstanding significant technical issues in accessing and enrolling in the federal online exchange. Such issues may have delayed or reduced the purchase of health care insurance by uninsured persons. In order to be covered on the effective date of January 1, 2014 individuals were required to enroll and pay their first premium by December 24, 2013, however, extensions may be granted on a case by case basis depending on specific circumstances. Uninsured persons who do not enroll in health care insurance plans by March 31, 2014 will be required to pay a penalty to the Internal Revenue Service, unless a hardship exception applies. The patient responsibility costs related to health care plans obtained through the insurance exchanges may be high, and we may experience increased bad debt due to patients’ inability to pay for certain services.

The Affordable Care Act also allows states to expand their Medicaid programs through an increase in the Medicaid eligibility income limit from a state’s current eligibility levels to 133% of the federal poverty level. It remains unclear to what extent states will expand their Medicaid programs by raising the income limit to 133% of the federal poverty level. As a result of these and other uncertainties, we cannot predict whether there will be more uninsured patients in 2014 than anticipated when the Affordable Care Act was enacted.

Federal and state agencies are expected to continue to develop regulations and implement provisions of the Affordable Care Act. However, given the complexity and the number of changes expected as a result of the Affordable Care Act, as well as the implementation timetable for many of them, we cannot predict the ultimate impacts of the Affordable Care Act, as they may not be known for several years. The Affordable Care Act also remains subject to continuing legislative scrutiny, including efforts by Congress to amend or repeal a number of its provisions as well as administrative actions delaying the effectiveness of key provisions. As a result, we cannot predict with any assurance the ultimate effect of the Affordable Care Act on our Company, nor can we provide any assurance that its provisions will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Expanding eligibility of government-sponsored programs could adversely affect our reimbursement.

In February 2009, Congress reauthorized the State Children’s Health Insurance Program (“SCHIP”) through September 2013 and expanded its eligibility coverage. The Affordable Care Act extended the reauthorization through September 2015. Further expansion of SCHIP eligibility and the Affordable Care Act’s expansion of Medicaid coverage could cause patients who otherwise would have participated in private healthcare insurance programs to participate in government-sponsored programs. Additional reform efforts could change the eligibility requirements for Medicaid and for other government-sponsored programs and could increase the number of patients who participate in such programs or the number of uninsured patients. Payments received from government-sponsored programs are substantially less than payments received from private healthcare insurance programs (managed care and other third-party payors). A payor mix shift from private healthcare insurance programs to government payors may result in an increase in our estimated provision for contractual adjustments and uncollectibles and a corresponding decrease in our net patient service revenue. Further increases in the government component of our payor mix at the expense of other third-party payors could also result in a significant reduction in our average reimbursement rates.

Government-funded programs or private insurers may limit, reduce or make retroactive adjustments to reimbursement amounts or rates.

A significant portion of our net patient service revenue is derived from payments made by GHC Programs, principally Medicaid and Medicare. These government-funded programs, as well as private insurers, have taken and may continue to take steps, including a movement toward increased use of managed care organizations, value-based purchasing, and new patient care models to control the cost, eligibility for, use and delivery of healthcare services as a result of budgetary constraints and cost containment pressures due to unfavorable economic conditions, rising healthcare costs and for other reasons, including those described above under Item 1. Business—“Government Regulation—Government Reimbursement Requirements.” These government-funded programs and private insurers may attempt other measures to control costs, including bundling of services and denial of, or reduction in, reimbursement for certain services and treatments. As a result, payments from government programs or private payors may decrease significantly. Also, any adjustment in Medicare reimbursement rates may have a detrimental impact on our reimbursement rates not only for Medicare patients, but also because Medicaid and other third-party payors often base their reimbursement rates on a percentage of Medicare rates. Our business may also be materially affected by limitations on, or reductions in, reimbursement amounts or rates or elimination of coverage for certain individuals or treatments. Moreover, because government-funded programs generally provide for reimbursements on a fee-schedule basis rather than on a charge-related basis, we generally cannot increase our revenues from these programs by increasing the amount we charge for our services. To the extent our costs increase, we may not be able to recover our increased costs from these programs, and cost containment measures and market changes in non-government-funded insurance plans have generally restricted our ability to recover, or shift to non-governmental payors, these increased costs. In addition, funds we receive from third-party payors are subject to audit with respect to the proper billing for physician and ancillary services and, accordingly, our revenue from these programs may be adjusted retroactively. Any retroactive adjustments to our reimbursement amounts could have a material effect on our financial condition, results of operations, cash flows and the trading price of our common stock.

In addition, Medicare reimbursement rates could be reduced due to statutory formulas. Presently, Medicare pays for all physician services based upon a national fee schedule which contains a list of uniform rates. The payment rates under the fee schedule are determined based on national uniform relative value units for the services provided, a geographic adjustment factor and a conversion factor. The fee schedule is adjusted annually based on a complex formula that is linked in part to the use of services by Medicare beneficiaries and the growth in gross domestic product. Since 2002, this formula has resulted in negative payment updates under the fee schedule that have grown increasingly larger, and Congress has had to take repeated legislative action to reverse scheduled payment reductions, most recently in December 2013, when legislation was enacted to avert a rate reduction and temporarily increase Medicare physician payment rates through the end of March 2014. If Congress does not take further action, the Medicare fee schedule will be reduced by approximately 20% effective April 1, 2014. Fee reductions will continue to be scheduled annually and will grow to approximately 40% in cumulative reductions by 2016 unless Congress takes action in the future to modify or reform the mechanism by which payment rates are updated. In addition to the reductions under the Medicare fee schedule, the Budget Control Act of 2011 sets forth across-the-board cuts (“sequestrations”) to Medicare reimbursement rates which began in April 2013. These annual reductions of 2% apply to mandatory and discretionary spending in the years 2013 to 2021, and were extended to 2023 by the Bipartisan Budget Act of 2013. Unless Congress takes action in the future to modify these sequestrations, Medicare reimbursements will be reduced by 2% annually. If no action is taken, reductions in the fee schedule and reductions as a result of the sequestrations could have a material adverse effect on our financial condition, results of operations, cash flows and the trading price of our common stock.

We may become subject to billing investigations by federal and state government authorities.

Federal and state laws, rules and regulations impose substantial penalties, including criminal and civil fines, exclusion from participation in government healthcare programs and imprisonment, on entities or individuals (including any individual corporate officers or physicians deemed responsible) that fraudulently or wrongfully bill government-funded programs or other third-party payors for healthcare services. CMS issued a final rule requiring states to implement a Medicaid Recovery Audit Contractor (“RAC”) program effective January 1, 2012. States are required to contract with one or more eligible Medicaid RACs to review Medicaid claims for any overpayments or underpayments, and to recoup overpayments from providers on behalf of the state. In addition, federal laws, along with a growing number of state laws, allow a private person to bring a civil action in the name of the government for false billing violations. See Item 1. Business—“Government Regulation—Fraud and Abuse Provisions.” We believe that audits, inquiries and investigations from government agencies will occur from time to time in the ordinary course of our business, which could result in substantial defense costs to us and a diversion of management’s time and attention. We cannot predict whether any future audits, inquiries or investigations, or the public disclosure of such matters, would have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock. See Item 1. Business—“Government Investigations.”

The healthcare industry is highly regulated, and government authorities may determine that we have failed to comply with applicable laws, rules or regulations.

The healthcare industry and physicians’ medical practices, including the healthcare and other services that we and our affiliated physicians provide, are subject to extensive and complex federal, state and local laws, rules and regulations, compliance with which imposes substantial costs on us. Of particular importance are the provisions summarized as follows:

•

federal laws (including the federal False Claims Act) that prohibit entities and individuals from knowingly or recklessly making claims to Medicaid, Medicare and other government-funded programs that contain false or fraudulent information or from improperly retaining known overpayments;

•

a provision of the Social Security Act, commonly referred to as the “anti-kickback” statute, that prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration, in cash or in kind, in return for the referral or recommendation of patients for items and services covered, in whole or in part, by federal healthcare programs, such as Medicaid and Medicare;

•

a provision of the Social Security Act, commonly referred to as the Stark Law, that, subject to limited exceptions, applies when physicians refer Medicare patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including a compensation arrangement) with the entity;

•	similar state law provisions pertaining to anti-kickback, fee splitting, self-referral and false claims issues, which typically are not limited to relationships involving government-funded programs;

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

•

federal and state healthcare programs may deny our application to become a participating provider that could in turn cause us to not be able to treat those patients or prohibit us from billing for the treatment services provided to such patients;

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

•	HITECH, which strengthens and expands the HIPAA Privacy Standards and Security Standards and imposes data breach notification obligations;

•	Other federal and state laws restricting the use and protecting the privacy and security of protected health information, many of which are not preempted by HIPAA;

•	Federal and state consumer protection laws; and

•	Federal and state laws regulating the conduct of research with human subjects.

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

If we do not comply with existing or new laws and regulations related to protected health information we could be subject to remedies that include monetary fines, civil or administrative penalties, civil damage awards or criminal sanctions.

Government authorities or other parties may assert that our business practices violate antitrust laws.

The healthcare industry is subject to close antitrust scrutiny. The FTC, the DOJ and state Attorneys General all actively review and, in some cases, take enforcement action against business conduct and acquisitions in the healthcare industry. Violations of antitrust laws may be punishable by substantial penalties, including significant monetary fines, civil penalties, criminal sanctions, and consent decrees and injunctions prohibiting certain activities or requiring divestiture or discontinuance of business operations. Any of these penalties could have a material adverse effect on our business, financial condition and results of operations.

Our affiliated physicians may not appropriately record or document services that they provide.

Our affiliated physicians are responsible for appropriately recording and documenting the services they provide. We use this information to seek reimbursement for their services from third-party payors. If our physicians do not appropriately document, or where applicable, code for their services, we could be subjected to administrative, regulatory, civil, or criminal investigations or sanctions and our business, financial condition, results of operations and cash flows could be adversely affected.

We may not find suitable acquisition candidates or successfully integrate our acquisitions. Our acquisitions may expose us to greater business risks and could affect our payor mix.

We have expanded and continue to seek to expand our presence in new and existing metropolitan areas by acquiring established neonatal, anesthesia care, maternal-fetal, pediatric cardiology and other complementary pediatric subspecialty physician group practices. In addition, both independently and in collaboration with our hospital partners, we may seek to expand into other specialties and subspecialties.

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

•

We may not be able to complete acquisitions of physician practices or we may complete acquisitions on less favorable terms as a result of higher tax rates on high-income individuals resulting from the American Taxpayer Relief Act of 2012 or other potential changes to the tax code. Specifically, our acquisition candidates may require a higher purchase price to compensate them for any increased tax burden.

•

We may not be able to successfully integrate completed acquisitions, including our recent acquisitions. Integrating completed acquisitions into our existing operations involves numerous short-term and long-term risks, including diversion of our management’s attention, failure to retain key personnel, long-term value of acquired intangible assets and acquisition expenses. In addition, we may be required to comply with laws, rules and regulations that may differ from those of the states in which our operations are currently conducted.

•

We cannot be certain that any acquired business will continue to maintain its pre-acquisition revenue and growth rates or be financially successful. In addition, we cannot be certain of the extent of any unknown or contingent liabilities of any acquired business, including liabilities for failure to comply with applicable laws, or liabilities relating to medical malpractice claims. Generally we obtain indemnification agreements from the sellers of businesses acquired with respect to pre-closing acts, omissions and other similar risks. It is possible that we may seek to enforce indemnification provisions in the future against sellers who may no longer have the financial wherewithal to satisfy their obligations to us. Accordingly, we may incur material liabilities for past activities of acquired businesses.

•

We could incur or assume indebtedness and issue equity in connection with acquisitions. The issuance of shares of our common stock for an acquisition may result in dilution to our existing shareholders and, depending on the number of shares that we issue, the resale of such shares could affect the trading price of our common stock.

•

We may acquire businesses that derive a greater portion of their revenue from government-sponsored or funded programs than what we recognize on a consolidated basis. These acquisitions could affect our overall payor mix in future periods.

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

In addition to our acquisition growth strategy, we seek opportunities for increasing revenue from our existing hospital- and office-based operations through same-unit and organic growth strategies. We also seek opportunities to grow organically outside of our existing operations. We may not be able to successfully execute our same-unit and organic growth strategies for reasons including the following:

•	We may not be able to expand the services that our affiliated physicians provide to our hospital partners.

•	We may not be able to attract referrals to our office-based practices or neonatology transports to our hospital-based units.

•	We may not be able to execute new contractual arrangements with hospitals, including through joint ventures, where we either currently provide or do not currently provide physician services.

•

We may not be able to work with our hospital partners to develop integrated services programs for which we become a multi-specialty provider of solutions within the maternal-fetal, newborn, pediatric continuum of care.

•	We may not accurately project organic growth performance, potentially resulting in lower margins.

In addition, certain of our organic growth strategies may involve risks and uncertainties similar to those for our acquisition strategy. See “We may not find suitable acquisition candidates or successfully integrate our acquisitions. Our acquisitions may expose us to greater business risks and could affect our payor mix.”

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

In addition, information security risks have generally increased in recent years because of new technologies and the increased activities of perpetrators of cyber-attacks resulting in the theft of protected health, business or financial information. A failure in or breach of our information systems as a result of cyber attacks could also disrupt our business, result in the release or misuse of confidential or proprietary information, damage our reputation, and increase our administrative expenses. Although we believe that we have robust information security procedures and other safeguards in place, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures or to investigate and remediate any information security vulnerabilities. Any of these disruptions or breaches of security could have a material adverse effect on our business, financial condition and results of operations.

Our employees and business partners may not appropriately secure and protect confidential information in their possession.

Each of our employees and business partners is responsible for the security of the information in our systems and to ensure that private and financial information is kept confidential. Should an employee or business partner not follow appropriate security measures, including those related to cyber threats or attacks, the improper release of protected health information or confidential business or financial information could result. The release of such information could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not be able to successfully recruit and retain qualified physicians and other clinicians.

We are dependent upon our ability to recruit and retain a sufficient number of qualified physicians and other clinicians (“clinicians”) to service existing units at hospitals and our affiliated practices and expand our business. We compete with many types of healthcare providers, including teaching, research and government institutions, hospitals and health systems and other practice groups, for the services of qualified clinicians. We may not be able to continue to recruit new clinicians or renew contracts with existing clinicians on acceptable terms. If we do not do so, our ability to service existing or new hospital units and staff existing or new office-based practices could be adversely affected.

A significant number of our affiliated physicians or other clinicians could leave our affiliated practices or our affiliated professional contractors may be unable to enforce the non-competition covenants of departed physicians.

Our affiliated professional contractors usually enter into employment agreements with our affiliated physicians. Certain of our employment agreements can be terminated without cause by any party upon prior written notice. In addition, substantially all of our affiliated physicians have agreed not to compete within a specified geographic area for a certain period after termination of employment. The law governing non-compete agreements and other forms of restrictive covenants varies from state to state. Although we believe that the non-competition and other restrictive covenants applicable to our affiliated physicians are reasonable in scope and duration and therefore enforceable under applicable state law, courts and arbitrators in some states are reluctant to strictly enforce non-compete agreements and restrictive covenants against physicians. Our affiliated physicians or other clinicians may leave our affiliated practices for a variety of reasons, including to provide services for other types of healthcare providers, such as teaching, research and government institutions, hospitals and health systems and other practice groups. If a substantial number of our affiliated physicians or other clinicians leave our affiliated practices or our affiliated professional contractors are unable to enforce the non-competition covenants in the employment agreements, our business, financial condition, results of operations and cash flows could be materially, adversely affected. We cannot predict whether a court or arbitration panel would enforce these covenants in any particular case.

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

We have established reserves for losses and related expenses that represent estimates involving actuarial projections. These actuarial projections are developed at a given point in time and represent our expectations of the ultimate resolution and administration of costs of losses incurred with respect to professional liability risks for the amount of risk retained by us. Insurance reserves are inherently subject to uncertainty. Our reserve estimates are based on actuarial valuations using historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions. The estimates of projected ultimate losses are developed at least annually. Our reserves could be significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating reserves, the complexity of the claims and wide range of potential outcomes often hamper timely adjustments to the assumptions used in these estimates. Actual losses and related expenses may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. If our estimated reserves are determined to be inadequate, we will be required to increase reserves at the time the deficiency is determined. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Application of Critical Accounting Policies and Estimates—Professional Liability Coverage.”

We may write-off intangible assets, such as goodwill.

The carrying value of our intangible assets, which consist primarily of goodwill related to our acquisitions, is subject to annual impairment testing. Under current accounting standards, goodwill is tested for impairment on an annual basis and we may be subject to impairment losses as circumstances change after an acquisition. If we record an impairment loss related to our goodwill, it could have a material adverse effect on our results of operations for the year in which the impairment is recorded.

We may not effectively manage our growth.

We have experienced significant growth in our business and the number of our employees and affiliated physicians in recent years which places significant demands on our financial, operational and management resources. Continued growth may impair our ability to provide our services efficiently and to manage our employees adequately. While we are taking steps to manage our growth, our future results of operations could be materially, adversely affected if we are unable to do so effectively.

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

There has been significant volatility in the market price of securities of healthcare companies generally that we believe in many cases has been unrelated to operating performance. In addition, we believe that certain factors, such as actual and potential legislative and regulatory developments, including announced regulatory investigations, quarterly fluctuations in our actual or anticipated results of operations, lower revenues or earnings than those anticipated by securities analysts, not meeting publicly announced expectations, and general economic and financial market conditions, could cause the price of our common stock to fluctuate substantially.

We may not be able to collect reimbursements for our services from third-party payors in a timely manner.

A significant portion of our net patient service revenue is derived from reimbursements from various third-party payors, including GHC Programs, private insurance plans and managed care plans, for services provided by our affiliated professional contractors. We are responsible for submitting reimbursement requests to these payors and collecting the reimbursements, and we assume the financial risks relating to uncollectible and delayed reimbursements. In the current healthcare environment, payors continue their efforts to control expenditures for healthcare, including revisions to coverage and reimbursement policies. Due to the nature of our business and our participation in government-funded and private reimbursement programs, we are involved from time to time in inquiries, reviews, audits and investigations by governmental agencies and private payors of our business practices, including assessments of our compliance with coding, billing and documentation requirements. We may be required to repay these agencies or private payors if a finding is made that we were incorrectly reimbursed, or we may be subjected to pre-payment reviews, which can be time-consuming and result in non-payment or delayed payment for the services we provide. We may also experience difficulties in collecting reimbursements because third-party payors may seek to reduce or delay reimbursements to which we are entitled for services that our affiliated physicians have provided. In addition, GHC Programs may deny our application to become a participating provider that could cause us to not be able to provide services to patients or prohibit us from billing for such services. If we are not reimbursed fully and in a timely manner for such services or there is a finding that we were incorrectly reimbursed, our revenue, cash flows and financial condition could be materially, adversely affected.

In addition, adverse economic conditions could affect the timeliness and amounts received from our third-party and government payors which would impact our short-term liquidity needs.

Hospitals may terminate their agreements with us, our physicians may lose the ability to provide services in hospitals or administrative fees paid to us by hospitals may be reduced.

Our net patient service revenue is derived primarily from fee-for-service billings for patient care provided within hospital units by our affiliated physicians and from administrative fees paid to us by hospitals. See Item 1. Business—“Relationships with Our Partners—Hospitals.” Our hospital partners may cancel or not renew their contracts with us, reduce or eliminate our administrative fees in the future, or refuse to pay us our administrative fees if we fail to honor the terms of our agreement. Adverse economic conditions could influence future actions of our hospital partners. To the extent that our arrangements with our hospital partners are canceled, or are not renewed or replaced with other arrangements having at least as favorable terms, our business, financial condition and results of operations could be adversely affected. In addition, to the extent our affiliated physicians lose their privileges in hospitals or hospitals enter into arrangements with or employ other physicians, our business, financial condition, results of operations and cash flows could be materially, adversely affected.

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

The healthcare industry is highly competitive and subject to continual changes in the methods by which services are provided and the manner in which healthcare providers are selected and compensated. Because our operations consist primarily of physician services provided within hospital-based units, we compete with other healthcare services companies and physician groups for contracts with hospitals to provide our services to patients. We also face competition from hospitals themselves to provide our services. Companies in other healthcare industry segments, some of which have greater financial and other resources than ours, may become competitors in providing neonatal, anesthesia, maternal-fetal or pediatric subspecialty care. Additionally, we face competition from healthcare-focused and other private equity firms. We may not be able to continue to compete effectively in this industry, additional competitors may enter metropolitan areas where we operate, and this increased competition may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Unfavorable changes or conditions could occur in the states where our operations are concentrated.

A majority of our net patient service revenue in 2013 was generated by our operations in five states. In particular, Texas accounted for approximately 22% of our net patient service revenue in 2013. See Item 1. Business—“Geographic Coverage.” Adverse changes or conditions affecting these particular states, such as healthcare reforms, changes in laws and regulations, reduced Medicaid reimbursements and government investigations, economic conditions and natural disasters may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our corporate office building, which we own, is located in Sunrise, Florida and contains 80,000 square feet of office space. We own an additional office building covering an additional 180,000 square feet for other administrative functions in Sunrise, Florida. We also lease space in hospitals and other facilities for our business and medical offices, and other needs. See Note 16 to the Consolidated Financial Statements in this Form 10-K, which is incorporated herein by reference. We believe that our facilities and the equipment used in our business are in good condition, in all material respects, and sufficient for our present needs.

ITEM 3.	LEGAL PROCEEDINGS

The information required by this Item is included in and incorporated herein by reference to Item 1. Business of this Form 10-K under “Government Investigations” and “Other Legal Proceedings.”

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “MD.” The high and low sales prices for a share of our common stock for each quarter during our last two fiscal years, after giving effect for our two-for-one stock split effective December 19, 2013, are set forth below:

	High	Low
2013
First Quarter	$44.99	$40.33
Second Quarter	47.29	41.83
Third Quarter	51.49	45.29
Fourth Quarter	56.45	49.83

2012
First Quarter	$37.93	$33.48
Second Quarter	37.34	29.62
Third Quarter	38.34	30.45
Fourth Quarter	40.87	33.93

As of January 31, 2014, we had 290 holders of record of our common stock, and the closing sales price on that date for our common stock was $55.64 per share. We believe that the number of beneficial owners of our common stock is greater than the number of record holders because a significant number of shares of our common stock is held through brokerage firms in “street name.”

Dividend Policy

We did not declare or pay any cash dividends on our common stock in 2013 or 2012, nor do we currently intend to declare or pay any cash dividends in the future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, results of operations, capital requirements, our general financial condition, general business conditions and contractual restrictions on payment of dividends, if any, as well as such other factors as our Board of Directors may deem relevant. Our revolving line of credit restricts our ability to declare and pay cash dividends. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Liquidity and Capital Resources.”

Performance Graph

The following graph compares the cumulative total shareholder return on $100 invested on December 31, 2008 in our common stock against the cumulative total return of the S&P 500 Index, S&P 600 Health Care Index, and the NYSE Composite Index. The returns are calculated assuming reinvestment of dividends. The graph covers the period from December 31, 2008 through December 31, 2013, and gives effect to a two-for-one stock split effective December 19, 2013. The stock price performance included in the graph is not necessarily indicative of future stock price performance.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

	Base Period	Years Ending
Company/Index	2008	2009	2010	2011	2012	2013
MEDNAX, Inc.	$100.00	$189.62	$212.27	$227.16	$250.85	$336.78
S&P 500 Index	$100.00	$126.46	$145.51	$148.59	$172.37	$228.19
S&P 600 Health Care	$100.00	$122.57	$150.17	$170.82	$193.80	$302.42
NYSE Composite Index	$100.00	$124.80	$138.34	$129.88	$146.66	$180.65

Issuer Purchases of Equity Securities

During the three months ended December 31, 2013, we did not repurchase any shares of our securities.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2013, we did not sell any unregistered shares of our securities.

Equity Compensation Plans

Information regarding equity compensation plans is set forth in Item 12 of this Form 10-K and is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following table includes selected consolidated financial data set forth as of and for each of the five years in the period ended December 31, 2013. All share and per share amounts give effect for our two-for-one stock split effective December 19, 2013. The balance sheet data at December 31, 2013 and 2012, and the income statement data for the years ended December 31, 2013, 2012 and 2011, have been derived from the Consolidated Financial Statements included in this Form 10-K. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and the related notes included in Items 7 and 8, respectively, of this Form 10-K (in thousands, except per share and other operating data).

	Years Ended December 31,
	2013	2012	2011	2010	2009
Consolidated Income Statement Data:
Net patient service revenue (1)	$2,154,012	$1,816,612	$1,588,248	$1,401,559	$1,288,264

Operating expenses:
Practice salaries and benefits	1,361,318	1,130,913	970,396	854,920	783,493
Practice supplies and other operating expenses	82,388	71,823	66,815	57,511	52,232
General and administrative expenses	218,209	193,540	170,356	154,267	147,162
Depreciation and amortization	39,966	30,816	25,292	21,950	16,448

Total operating expenses	1,701,881	1,427,092	1,232,859	1,088,648	999,335

Income from operations	452,131	389,520	355,389	312,911	288,929
Investment income	1,696	1,896	1,495	1,434	1,682
Interest expense	(5,415)	(3,245)	(3,639)	(3,193)	(2,911)

Income before income taxes	448,412	388,171	353,245	311,152	287,700
Income tax provision	167,895	147,264	135,248	108,461	111,896

Net income	$280,517	$240,907	$217,997	$202,691	$175,804

Per Common and Common Equivalent Share Data:
Net income per common share:
Basic	$2.83	$2.47	$2.28	$2.17	$1.93

Diluted	$2.78	$2.42	$2.23	$2.13	$1.89

Weighted average shares:
Basic	99,112	97,386	95,412	93,260	91,146

Diluted	100,969	99,382	97,592	95,140	92,942

Other Operating Data:
Number of physicians at end of year	2,367	2,152	1,839	1,675	1,484
Number of births	790,597	761,698	745,929	736,191	744,202
NICU admissions	102,099	99,539	97,101	93,310	90,567
NICU patient days	1,847,577	1,828,605	1,754,401	1,710,904	1,658,845
Number of anesthesia cases	1,045,794	664,527	463,604	315,318	244,127

Consolidated Balance Sheet Data:
Cash and cash equivalents	$31,137	$21,280	$18,596	$26,251	$26,503
Working capital	82,047	90,706	82,972	74,948	43,832
Total assets	3,049,430	2,750,337	2,272,648	2,037,646	1,689,350
Total liabilities	706,442	714,969	541,632	590,192	499,252
Borrowings under line of credit	27,000	144,000	29,000	146,500	50,000
Capital lease obligations, including current maturities	235	334	470	181	443
Shareholders’ equity	2,342,988	2,035,368	1,731,016	1,447,454	1,190,098

(1)	We add new physician practices each year as a result of acquisitions. The increase in net patient service revenue related to acquisitions was approximately $265.0 million, $179.0 million, $140.1 million, $96.6 million, and $169.5 million for the years ended December 31, 2013, 2012, 2011, 2010, and 2009, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

MEDNAX is a leading provider of physician services including newborn, anesthesia, maternal-fetal and other pediatric subspecialties. At December 31, 2013, our national network was composed of more than 2,300 affiliated physicians, including more than 1,050 physicians who provide neonatal clinical care in 34 states and Puerto Rico, primarily within hospital-based neonatal intensive care units, to babies born prematurely or with medical complications. We have over 775 physicians who provide anesthesia care to patients in connection with surgical and other procedures as well as pain management. We have approximately 200 affiliated physicians who provide maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network also includes other pediatric subspecialists, including approximately 120 physicians providing pediatric cardiology care, 110 physicians providing pediatric intensive care, 60 physicians providing hospital-based pediatric care and 15 physicians providing pediatric surgical care.

On December 5, 2013, we announced that our board of directors authorized a two-for-one stock split of our common stock. Shareholders of record at the close of business on December 19, 2013 received one additional share of MEDNAX common stock for each share held of record on that date. The shares were issued on December 20, 2013. All share and per share amounts presented in this Form 10-K reflect the effect of the two-for-one stock split.

In July 2013, our board of directors authorized the repurchase of shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs. The share repurchase program permits us to make open market purchases from time-to-time based upon general economic and market conditions and trading restrictions. During the year ended December 31, 2013, we repurchased approximately 1.1 million shares of our common stock for approximately $51.9 million. This repurchase program was also expanded to allow for the repurchase of shares of our common stock to offset the dilutive impact from the issuance of shares, if any, related to our acquisition program.

During the year ended December 31, 2013, we completed the acquisition of 11 physician group practices. These acquisitions consisted of six anesthesiology practices and five neonatology practices. With the acquisition of these six established anesthesiology practices, we continued the expansion of our anesthesia platform bringing the number of anesthesia groups acquired since 2007 to 23. We also continued to focus on the integration of previously acquired practices and the ongoing development of the infrastructure to support those practices. Based on our experience, we expect that we can improve the results of all of our acquired practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based upon the significant infrastructure that we have developed.

We have an unsecured $800 million revolving credit facility (“Line of Credit”) that matures in 2017. The Line of Credit provides a funding source for future acquisitions, our share repurchase program, as well as other corporate purposes. The Line of Credit is guaranteed by substantially all of our subsidiaries and affiliated professional contractors and includes a $75 million sub-facility for the issuance of letters of credit and a $37.5 million sub-facility for swingline loans. In addition, the Line of Credit may be increased to $1.0 billion subject to the satisfaction of specified conditions.

Although economic conditions in the United States have gradually improved, the number of unemployed and under-employed workers remains significant and economic growth has been slow. During the year ended December 31, 2013, the percentage of our patient services being reimbursed under government-sponsored healthcare programs increased slightly as compared to the year ended December 31, 2012. If economic conditions do not improve or if they deteriorate, we could experience additional shifts toward government-sponsored programs and patient volumes could decline. Payments received from government-sponsored programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, due to the rising costs of managed care premiums and patient responsibility amounts, coupled with the current economic environment, we may experience increased bad debt due to patients’ inability to pay for certain services. Further, in part due to volatility in economic conditions, many states continue to experience lower than anticipated revenue and are facing budget shortfalls. Although the shortfalls for the more recent budgetary years have declined, they are still significant by historical standards. These shortfalls, and any future shortfalls, could lead to reduced or delayed funding for state Medicaid programs and, in turn, reduced or delayed reimbursement for physician services. See Item 1A. Risk Factors, in this Form 10-K for additional discussion on the general economic conditions in the United States and recent developments in the healthcare industry that could affect our business.

The Affordable Care Act contains a number of provisions that could affect us over the next several years. These provisions include the establishment of health insurance exchanges to facilitate the purchase of qualified health plans, expanding Medicaid eligibility, subsidizing insurance premiums and creating requirements and incentives for businesses to provide healthcare benefits, the effects of which are unpredictable and complex. Other provisions contain changes to healthcare fraud and abuse laws and expand the scope of the Federal False Claims Act. Additionally, in November 2012, the Centers for Medicare & Medicaid Services (“CMS”) adopted a rule under the Affordable Care Act that generally allows physicians who provide eligible primary care services to be paid at the Medicare reimbursement rates in effect in calendar years 2013 and 2014 instead of state-established Medicaid reimbursement rates. Generally, state Medicaid reimbursement rates are lower than federally-established Medicare rates. During 2013, state agencies were required to submit their state plan amendments (“SPAs”) outlining how they will implement the rule, including frequency and timing of payments to CMS for review and approval. In December 2013, CMS indicated that all SPAs had been approved. During the year ended December 31, 2013, we recognized approximately $31.2 million in parity revenue that contributed approximately $0.10 to our net income per diluted share, reflecting the impacts from incentive compensation and income taxes.

The Affordable Care Act contains numerous other measures that could also affect us. For example, payment modifiers are to be developed that will differentiate payments to physicians under federal healthcare programs based on quality and cost of care. In addition, other provisions authorize voluntary demonstration projects relating to the bundling of payments for episodes of hospital care and the sharing of cost savings achieved under the Medicare program.

Many of the Affordable Care Act’s most significant reforms, such as the establishment of state-based and federally facilitated insurance exchanges that provide a marketplace for eligible individuals and small employers to purchase health care insurance, became effective only recently. On October 1, 2013, individuals began enrolling in health care insurance plans offered under these state-based and federally-facilitated insurance exchanges, notwithstanding significant technical issues in accessing and enrolling in the federal online exchange. Such issues may have delayed or reduced the purchase of health care insurance by uninsured persons. In order to be covered on the effective date of January 1, 2014 individuals were required to enroll and pay their first premium by December 24, 2013, however, extensions may be granted on a case by case basis depending on specific circumstances. Uninsured persons who do not enroll in health care insurance plans by March 31, 2014 will be required to pay a penalty to the Internal Revenue Service, unless a hardship exception applies. The patient responsibility costs related to health care plans obtained through the insurance exchanges may be high, and we may experience increased bad debt due to patients’ inability to pay for certain services.

The Affordable Care Act also allows states to expand their Medicaid programs through an increase in the Medicaid eligibility income limit from a state’s current eligibility levels to 133% of the federal poverty limit. It remains unclear to what extent states will expand their Medicaid programs by raising the income limit to 133% of the federal poverty level. As a result of this and other uncertainties, we cannot predict whether there will be more uninsured patients in 2014 than anticipated when the Affordable Care Act was enacted. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household income is at or below 133% of the federal poverty level.

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

In addition, the Budget Control Act of 2011 requires across-the-board cuts (“sequestrations”) to Medicare reimbursement rates for the years 2013 through 2023. This 2% reduction in Medicare reimbursement rates commenced on April 1, 2013 but is not expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

Geographic Coverage

During 2013, 2012 and 2011, approximately 58%, 59% and 58%, respectively, of our net patient service revenue was generated by operations in our five largest states. During 2013, our five largest states consisted of Texas, North Carolina, Florida, Tennessee and Georgia. During 2012, our five largest states consisted of Texas, North Carolina, Florida, Georgia and California. During 2011, our five largest states consisted of Texas, North Carolina, Florida, Georgia, and Washington. During 2013, 2012, and 2011, our operations in Texas accounted for approximately 22%, 24% and 21%, respectively, of our net patient service revenue.

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

The following is a summary of our payor mix, expressed as a percentage of net patient service revenue, exclusive of administrative fees, for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
Contracted managed care	69%	69%	68%
Government	24%	24%	25%
Other third-parties	5%	6%	6%
Private-pay patients	2%	1%	1%

	100%	100%	100%

The payor mix shown in the table above is not necessarily representative of the amount of services provided to patients covered under these plans. For example, the gross amount billed to patients covered under government programs for the years ended December 31, 2013, 2012 and 2011 represented approximately 54%, 55% and 54%, respectively, of our total gross patient service revenue. These percentages of gross revenue and the percentages of net revenue provided in the table above include the payor mix impact of acquisitions completed through December 31, 2013. On a same-unit basis, however, the gross amount billed to patients covered under government programs for the years ended December 31, 2013, 2012 and 2011 represented approximately 56%, 56% and 55%, respectively, of our total gross patient service revenue. Same units are those units at which we provided services for the entire current period and the entire comparable period.

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

We have significant fixed operating costs, including physician compensation, and, as a result, are highly dependent on patient volume and capacity utilization of our affiliated professional contractors to sustain profitability. Additionally, quarterly results may be affected by the timing of acquisitions and fluctuations in patient volume. As a result, the operating results for any quarter are not necessarily indicative of results for any future period or for the full year. Our unaudited quarterly results are presented in further detail in Note 17 to the Consolidated Financial Statements in this Form 10-K.

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

Revenue Recognition

We recognize patient service revenue at the time services are provided by our affiliated physicians. Almost all of our patient service revenue is reimbursed by government-sponsored healthcare programs and third-party insurance payors. Payments for services rendered to our patients are generally less than billed charges. We monitor our revenue and receivables from these sources and record an estimated contractual allowance to properly account for the anticipated differences between billed and reimbursed amounts. Accordingly, patient service revenue is presented net of an estimated provision for contractual adjustments and uncollectibles. Management estimates allowances for contractual adjustments and uncollectibles on accounts receivable based upon historical experience and other factors, including days sales outstanding (“DSO”) for accounts receivable, evaluation of expected adjustments and delinquency rates, past adjustments and collection experience in relation to amounts billed, an aging of accounts receivable, current contract and reimbursement terms, changes in payor mix and other relevant information. Contractual adjustments result from the difference between the physician rates for services performed and the reimbursements by government-sponsored healthcare programs and insurance companies for such services. The evaluation of these historical and other factors involves complex, subjective judgments. On a routine basis, we compare our cash collections to recorded net patient service revenue and evaluate our historical allowance for contractual adjustments and uncollectibles based upon the ultimate resolution of the accounts receivable balance. These procedures are completed regularly in order to monitor our process of establishing appropriate reserves for contractual adjustments. We have not recorded any material adjustments to prior period contractual adjustments and uncollectibles in the years ended December 31, 2013, 2012 or 2011.

DSO is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Any significant change in our DSO results in additional analyses of outstanding accounts receivable and the associated reserves. We calculate our DSO using a three-month rolling average of net patient service revenue. Our net patient service revenue, net income and operating cash flows may be materially and adversely affected if actual adjustments and uncollectibles exceed management’s estimated provisions as a result of changes in these factors. As of December 31, 2013, our DSO was 46.3 days. We had approximately $997.7 million in gross accounts receivable outstanding at December 31, 2013, and considering this outstanding balance, based on our historical experience, a reasonably likely change of 0.5% to 1.50% in our estimated collection rate would result in an impact to net patient service revenue of approximately $5.0 million to $15.0 million. The impact of this change does not include adjustments that may be required as a result of audits, inquiries and investigations from government authorities and agencies and other third-party payors that may occur in the ordinary course of business. See Note 16 to our Consolidated Financial Statements in this Form 10-K.

Professional Liability Coverage

We maintain professional liability insurance policies with third-party insurers generally on a claims-made basis, subject to self-insured retention, exclusions and other restrictions. Our self-insured retention under our professional liability insurance program is maintained primarily through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Liabilities for claims incurred but not reported are not discounted. The average lag period from the date a claim is reported to the date it reaches final settlement is approximately three and one half years, although the facts and circumstances of individual claims could result in lag periods that vary from this average. Our actuarial assumptions incorporate multiple complex methodologies to determine the best liability estimate for claims incurred but not reported and the future development of known claims, including methodologies that focus on industry trends, paid loss development, reported loss development and industry-based expected pure premiums. The most significant assumptions used in the estimation process include the use of loss development factors to determine the future emergence of claim liabilities, the use of frequency and trend factors to estimate the impact of economic, judicial and social changes affecting claim costs, and assumptions regarding legal and other costs associated with the ultimate settlement of claims. The key assumptions used in our actuarial valuations are subject to constant adjustments as a result of changes in our actual loss history and the movement of projected emergence patterns as claims develop. We evaluate the need for professional liability insurance reserves in excess of amounts estimated in our actuarial valuations on a routine basis, and as of December 31, 2013, based on our historical experience, a reasonably likely change of 4.0% to 8.0% in our estimates would result in an increase or decrease to net income of approximately $2.2 million to $4.4 million. However, because many factors can affect historical and future loss patterns, the determination of an appropriate professional liability reserve involves complex, subjective judgment, and actual results may vary significantly from estimates.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain information related to our operations expressed as a percentage of our net patient service revenue (patient billings net of contractual adjustments and uncollectibles, and including administrative fees):

	Years Ended December 31,
	2013	2012	2011
Net patient service revenue	100.0%	100.0%	100.0%

Operating expenses:
Practice salaries and benefits	63.2	62.2	61.1
Practice supplies and other operating expenses	3.8	4.0	4.2
General and administrative expenses	10.1	10.7	10.7
Depreciation and amortization	1.9	1.7	1.6

Total operating expenses	79.0	78.6	77.6

Income from operations	21.0	21.4	22.4
Other (expense) income, net	(.2)	(.1)	(.2)

Income from continuing operations before income taxes	20.8	21.3	22.2
Income tax provision	7.8	8.0	8.5

Net income	13.0%	13.3%	13.7%

Year Ended December 31, 2013 as Compared to Year Ended December 31, 2012

Our net patient service revenue increased $337.4 million, or 18.6%, to $2.15 billion for the year ended December 31, 2013, as compared to $1.82 billion for 2012. Of this $337.4 million increase, $265.0 million, or 78.5%, was attributable to revenue generated from acquisitions completed after December 31, 2011. Same-unit net patient service revenue increased $72.4 million, or 4.2%, for the year ended December 31, 2013. The change in same-unit net patient service revenue was the result of an increase in revenue of approximately $70.3 million, or 4.1%, related to net reimbursement-related factors and a net increase of $2.1 million, or 0.1%, from higher overall patient service volumes. The net increase in revenue of $70.3 million related to reimbursement-related factors was primarily due to the favorable impact from the parity revenue recorded, continued improvements in managed care contracting and the flow through of revenue from modest price increases, partially offset by a slight decrease in revenue caused by an increase in the percentage of our patients being enrolled in government-sponsored programs. The increase in revenue of $2.1 million from higher patient service volumes includes increases in our other pediatric services, primarily newborn nursery services, and increases in our anesthesiology and maternal-fetal medicine services, partially offset by declines in our neonatal and pediatric cardiology services. Same units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased by $230.4 million, or 20.4%, to $1.36 billion for the year ended December 31, 2013, as compared to $1.13 billion for 2012. This $230.4 million increase was primarily attributable to increased costs associated with new physicians and other staff to support acquisition-related growth and growth at existing units, of which $184.5 million was related to salaries and $45.9 million was related to benefits and incentive compensation.

Practice supplies and other operating expenses increased $10.6 million, or 14.7%, to $82.4 million for the year ended December 31, 2013, as compared to $71.8 million for 2012. The increase was primarily attributable to practice supply, rent and other costs related to our acquisitions, of which approximately $1.8 million was related to the net change in the fair value of contingent consideration liabilities.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $24.7 million, or 12.8%, to $218.2 million for the year ended December 31, 2013, as compared to $193.5 million for 2012. This increase of $24.7 million is attributable to the overall growth of the Company including acquisition-related growth. General and administrative expenses as a percentage of net patient service revenue were 10.1% for the year ended December 31, 2013 as compared to 10.7% for the year ended December 31, 2012 and grew at a rate considerably slower than the rate of revenue growth.

Depreciation and amortization expense increased by $9.2 million, or 29.7%, to $40.0 million for the year ended December 31, 2013, as compared to $30.8 million for 2012. The increase was primarily attributable to the amortization of intangible assets related to acquisitions.

Income from operations increased $62.6 million, or 16.1%, to $452.1 million for the year ended December 31, 2013, as compared to $389.5 million for 2012. Our operating margin was 21.0% for the year ended December 31, 2013, as compared to 21.4% for 2012. This decrease of 45 basis points was primarily due to the variability in margins related to the mix of practices acquired after December 31, 2011.

We recorded net interest expense of $3.7 million for the year ended December 31, 2013, as compared to $1.3 million for 2012. The increase in net interest expense was primarily due to higher outstanding borrowings and a higher effective interest rate on borrowings under our Line of Credit as well as increases in accretion expense related to our contingent consideration liabilities.

Our effective income tax rate was 37.4% for the year ended December 31, 2013, as compared to 37.9% for 2012.

Net income increased by 16.4% to $280.5 million for the year ended December 31, 2013, as compared to $240.9 million for 2012.

Diluted net income per common and common equivalent share was $2.78 on weighted average shares outstanding of 101.0 million for the year ended December 31, 2013, as compared to $2.42 on weighted average shares outstanding of 99.4 million for 2012. The increase of 1.6 million in our weighted average shares outstanding during 2013 is primarily due to the exercise of employee stock options, the vesting of restricted and deferred stock and the issuance of shares under our employee stock purchase plan (“Stock Purchase Plan”), partially offset by the impact of shares repurchased under the repurchase program approved by our board of directors in July 2013.

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

Diluted net income per common and common equivalent share was $2.42 on weighted average shares outstanding of 99.4 million for the year ended December 31, 2012, as compared to $2.23 on weighted average shares outstanding of 97.6 million for 2011. The increase of 1.8 million in our weighted average shares outstanding during 2012 is primarily due to the exercise of employee stock options, the vesting of restricted stock and the issuance of shares under our Stock Purchase Plan.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, we had $31.1 million of cash and cash equivalents on hand as compared to $21.3 million at December 31, 2012. Additionally, we had working capital of $82.0 million at December 31, 2013, a decrease of $8.7 million from our working capital of $90.7 million at December 31, 2012. This net decrease in working capital is primarily due to the use of funds for practice acquisitions, repurchases of our common stock, contingent purchase price payments and net repayments on our Line of Credit, largely offset by net income, proceeds from the issuance of common stock under our stock incentive and Stock Purchase Plan and an increase in our long-term deferred tax liabilities.

We generated cash flow from operating activities of $405.4 million, $324.9 million and $270.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. The net increase of $80.5 million in cash flow provided from operating activities for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was primarily due to improved operating results and a net increase in cash flow related to changes in the components of our accounts payable and accrued expenses, consisting primarily of a higher accrued incentive compensation liability, partially offset by a reduction in cash flow related to higher accounts receivable balances.

During the year ended December 31, 2013, accounts receivable increased by $37.3 million, as compared to an increase of $17.7 million for 2012. The increases in accounts receivable are primarily due to higher accounts receivable balances related to acquisitions, partially offset by improvements in cash collections at existing units.

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

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO was 46.3 days at December 31, 2013 as compared to 48.4 days at December 31, 2012. Our DSO improved by approximately two days, primarily as a result of improvements in cash collections at existing units and integration of acquisitions. See Application of Critical Accounting Policies and Estimates—Revenue Recognition for more information on our DSO.

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

Cash flow provided from operating activities for the year ended December 31, 2012 was affected by a net increase in cash flow related to our accounts receivable, primarily due to improved cash collections at our existing units and improved operating results. Cash flow provided from operating activities for the year ended December 31, 2011 was affected by a net increase in cash flow from operations related to changes in the components of our accounts payable and accrued expenses, consisting primarily of changes in our accrued incentive compensation liability, changes in the current portion of our reserves for uncertain tax positions and improved operating results, partially offset by a reduction in cash flow related to higher accounts receivable balances and a net decrease in cash flow related to changes in our income tax liabilities, resulting primarily from higher estimated tax payments.

During the year ended December 31, 2013, our net cash used in investing activities of $263.5 million included physician practice acquisition payments and contingent consideration payments of $238.0 million, capital expenditures of $15.7 million and net purchases of $9.8 million related to the purchase and maturity of investments. Our acquisition payments were related to the purchase of 11 physician practices, including six anesthesiology practices and five neonatology practices. Our capital expenditures were for medical equipment, computer and office equipment, leasehold and other improvements, software and furniture and fixtures. Under the accounting guidance for business combinations, payments of contingent consideration liabilities related to acquisitions completed prior to January 1, 2009 are presented as cash flows used in investing activities. Payments of contingent consideration liabilities related to acquisitions completed after January 1, 2009 are presented as cash flows used in financing activities up to the amount of fair value recorded at acquisition date with the portions of the payments related to accretion expense presented as cash flows used in operating activities.

During the year ended December 31, 2013, our net cash used in financing activities of $132.1 million consisted primarily of net payments on our Line of Credit of $117.0 million, the repurchase of $51.9 million of our common stock under the share repurchase program approved by our board of directors in July 2013 and the payment of $10.4 million for contingent consideration liabilities, partially offset by proceeds from the issuance of common stock under our Stock Purchase Plan of $28.7 million and excess tax benefits related to the exercise of employee stock options and the vesting of restricted and deferred stock of $18.6 million.

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

At December 31, 2013, we had an outstanding principal balance of $27.0 million on our Line of Credit. We also had outstanding letters of credit associated with our professional liability insurance program of $5.3 million which reduced the amount available on our Line of Credit to $767.7 million at December 31, 2013.

At December 31, 2013, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under the Line of Credit. Based on our current expectations, we believe we will be in compliance with these covenants and other restrictions throughout 2014.

The exercise of employee stock options and the purchase of common stock by employees participating in our Stock Purchase Plan generated cash proceeds of $28.7 million, $28.8 million and $31.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Because stock option exercises and purchases under the Stock Purchase Plan are dependent on several factors, including the market price of our common stock, we cannot predict the timing and amount of any future proceeds.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at December 31, 2013 was $158.7 million, of which $19.3 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our Line of Credit, will be sufficient to finance our working capital requirements, fund anticipated acquisitions and capital expenditures, fund our share repurchase program and meet our contractual obligations as described below for at least the next 12 months.

CONTRACTUAL OBLIGATIONS

At December 31, 2013, we had certain obligations and commitments under our Line of Credit, capital leases and operating leases totaling approximately $113.7 million as follows (in thousands):

	Payments Due
Obligation	Total	2014	2015 and 2016	2017 and 2018	2019 and Later
Line of Credit (1)	$30,402	$878	$1,755	$27,769	$—
Capital leases	235	92	143	—	—
Operating leases	83,047	24,521	33,087	16,041	9,398

	$113,684	$25,491	$34,985	$43,810	$9,398

(1)	Amounts include interest payments at the applicable rate as of December 31, 2013 and assumes the amount outstanding at December 31, 2013 will be paid on the maturity date.

Certain of our acquisition agreements contain contingent consideration provisions based on volume and other performance measures over an up to five-year period. Potential payments under these provisions are not contingent upon the future employment of the sellers. As of December 31, 2013, payments of up to $45.4 million may be due through 2018 under all contingent consideration provisions as follows (in thousands):

2014	$19.9
2015	12.9
2016	7.8
2017	2.7
2018	2.1

$45.4

At December 31, 2013, our total liability for uncertain tax positions was $23.3 million, and is included within other liabilities on our Consolidated Balance Sheet. The timing and amount of future cash flows for each year beyond 2013 cannot be reasonably estimated. See Note 11 to our Consolidated Financial Statements in this Form 10-K for more information regarding our uncertain tax positions.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2013, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

NEW ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued or effective during the year ended December 31, 2013 that had or are expected to have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Line of Credit is subject to market risk and interest rate changes. Our Line of Credit bears interest at (1) the alternate base rate, which is defined as the highest of (i) the Wells Fargo Bank, National Association prime rate, (ii) the Federal Funds Rate plus 1/2 of 1.000% and (iii) one month LIBOR plus 1.000% or (2) the LIBOR rate, as defined in the Line of Credit, plus, an applicable margin rate ranging from 0.125% to 0.750% for alternate base rate borrowings and 1.125% to 1.750% for LIBOR rate borrowings, in each case based on the Company’s consolidated leverage ratio. The outstanding principal balance on our Line of Credit was $27.0 million at December 31, 2013. Considering the total outstanding balance of $27.0 million, a 1% change in interest rates would result in an impact to income before taxes of approximately $0.3 million per year.

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

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of

MEDNAX, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MEDNAX, Inc. and its subsidiaries (the “Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these consolidated financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Ft. Lauderdale, Florida

February 11, 2014

MEDNAX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$31,137	$21,280
Short-term investments	6,457	6,584
Accounts receivable, net	285,397	248,066
Prepaid expenses	6,361	4,852
Deferred income taxes	71,480	69,034
Other assets	8,007	9,228

Total current assets	408,839	359,044

Investments	57,511	47,593
Property and equipment, net	59,911	59,738
Goodwill	2,393,731	2,165,672
Other assets, net	129,438	118,290

Total assets	$3,049,430	$2,750,337

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$308,754	$255,661
Current portion of long-term capital lease obligations	92	101
Income taxes payable	17,946	12,576

Total current liabilities	326,792	268,338
Line of credit	27,000	144,000
Long-term capital lease obligations	143	233
Long-term professional liabilities	139,367	119,570
Deferred income taxes	152,155	125,877
Other liabilities	60,985	56,951

Total liabilities	706,442	714,969

Commitments and contingencies

Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000 shares authorized; 101,207 and 100,038 shares issued and outstanding, respectively	1,012	1,000
Additional paid-in capital	857,953	787,580
Retained earnings	1,484,023	1,246,788

Total shareholders’ equity	2,342,988	2,035,368

Total liabilities and shareholders’ equity	$3,049,430	$2,750,337

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for per share data)

	Years Ended December 31,
	2013	2012	2011
Net patient service revenue	$2,154,012	$1,816,612	$1,588,248

Operating expenses:
Practice salaries and benefits	1,361,318	1,130,913	970,396
Practice supplies and other operating expenses	82,388	71,823	66,815
General and administrative expenses	218,209	193,540	170,356
Depreciation and amortization	39,966	30,816	25,292

Total operating expenses	1,701,881	1,427,092	1,232,859

Income from operations	452,131	389,520	355,389
Investment income	1,696	1,896	1,495
Interest expense	(5,415)	(3,245)	(3,639)

Income before income taxes	448,412	388,171	353,245
Income tax provision	167,895	147,264	135,248

Net income	$280,517	$240,907	$217,997

Per common and common equivalent share data:
Net income:
Basic	$2.83	$2.47	$2.28

Diluted	$2.78	$2.42	$2.23

Weighted average shares:
Basic	99,112	97,386	95,412

Diluted	100,969	99,382	97,592

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
Balance at December 31, 2010	95,874	$958	$658,612	$787,884	$1,447,454

Net income	—	—	—	217,997	217,997
Common stock issued under employee stock option and stock purchase plan	1,342	13	31,349	—	31,362
Issuance of restricted stock	680	7	(7)	—	—
Stock-based compensation expense	—	—	27,092	—	27,092
Forfeitures of restricted stock	(30)	—	—	—	—
Excess tax benefit related to employee stock incentive plans	—	—	7,111	—	7,111

Balance at December 31, 2011	97,866	978	724,157	1,005,881	1,731,016

Net income	—	—	—	240,907	240,907
Common stock issued under employee stock option and stock purchase plan	1,320	13	28,797	—	28,810
Issuance of restricted stock	930	9	(9)	—	—
Stock-based compensation expense	—	—	28,437	—	28,437
Forfeitures of restricted stock	(78)	—	—	—	—
Excess tax benefit related to employee stock incentive plans	—	—	6,198	—	6,198

Balance at December 31, 2012	100,038	1,000	787,580	1,246,788	2,035,368

Net income	—	—	—	280,517	280,517
Common stock issued under employee stock option and stock purchase plan	1,331	14	28,683	—	28,697
Issuance of restricted stock and vesting of deferred stock	922	9	(9)	—	—
Stock-based compensation expense	—	—	31,288	—	31,288
Forfeitures of restricted stock	(28)	—	—	—	—
Repurchased common stock	(1,056)	(11)	(8,570)	(43,282)	(51,863)
Excess tax benefit related to employee stock incentive plans	—	—	18,981	—	18,981

Balance at December 31, 2013	101,207	$1,012	$857,953	$1,484,023	$2,342,988

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$280,517	$240,907	$217,997
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	39,966	30,816	25,292
Net change in fair value of contingent consideration liabilities	3,656	995	1,083
Stock-based compensation expense	31,288	28,437	27,092
Deferred income taxes	15,920	21,344	8,063
Changes in assets and liabilities:
Accounts receivable	(37,331)	(17,678)	(48,993)
Prepaid expenses and other assets	212	(244)	(3,433)
Other assets	(3,541)	1,153	3,932
Accounts payable and accrued expenses	49,239	16,953	21,480
Income taxes payable	5,772	(7,343)	6,704
Payments of contingent consideration liabilities	(1,308)	(786)	(350)
Long-term professional liabilities	19,797	9,941	9,843
Other liabilities	1,211	411	1,959

Net cash provided from operating activities	405,398	324,906	270,669

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(238,045)	(441,006)	(154,885)
Purchases of investments	(20,802)	(33,120)	(42,526)
Proceeds from sales or maturities of investments	11,011	28,073	38,170
Purchases of property and equipment	(15,654)	(14,495)	(31,332)

Net cash used in investing activities	(263,490)	(460,548)	(190,573)

Cash flows from financing activities:
Borrowings on line of credit	911,500	517,500	512,500
Payments on line of credit	(1,028,500)	(402,500)	(630,000)
Payments for amendment of line of credit	—	(2,397)	(1,970)
Payments of contingent consideration liabilities	(10,365)	(9,445)	(6,211)
Payments on capital lease obligations	(99)	(136)	(463)
Excess tax benefit from exercises of stock options and vesting of restricted and deferred stock	18,579	6,494	7,031
Proceeds from issuance of common stock	28,697	28,810	31,362
Repurchases of common stock	(51,863)	—	—

Net cash (used in) provided from financing activities	(132,051)	138,326	(87,751)

Net increase (decrease) in cash and cash equivalents	9,857	2,684	(7,655)
Cash and cash equivalents at beginning of year	21,280	18,596	26,251

Cash and cash equivalents at end of year	$31,137	$21,280	$18,596

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$3,312	$2,044	$2,569
Income taxes	$126,411	$129,636	$119,261
Non-cash financing activities:
Equipment financed through capital leases	$—	$—	$751

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     General:

The principal business activity of MEDNAX, Inc. (“MEDNAX” or the “Company”) and its subsidiaries is to provide neonatal, anesthesia, maternal-fetal and other pediatric subspecialties physician services. The Company has contracts with affiliated professional associations, corporations and partnerships (“affiliated professional contractors”), which are separate legal entities that provide physician services in certain states and Puerto Rico. The Company and its affiliated professional contractors also have contracts with hospitals and other healthcare facilities to provide physician services, which include (i) fee-for-service contracts, whereby hospitals agree, in exchange for the Company’s services, to authorize the Company and its healthcare professionals to bill and collect the charges for medical services rendered by the Company’s affiliated healthcare professionals, and (ii) administrative fee contracts, whereby the Company is assured a minimum revenue level.

2.     Summary of Significant Accounting Policies:

Principles of Presentation

The financial statements include all the accounts of the Company and its subsidiaries combined with the accounts of the affiliated professional contractors with which the Company currently has specific management arrangements. The Company’s agreements with affiliated professional contractors provide that the term of the arrangements are in most cases permanent, subject only to termination by the Company, except in the case of gross negligence, fraud or bankruptcy of the Company. The Company has the right to receive income, both as ongoing fees and as proceeds from the sale of its interest in the Company’s affiliated professional contractors, in an amount that fluctuates based on the performance of the affiliated professional contractors and the change in the fair value of the Company’s interest in the affiliated professional contractors. The Company has exclusive responsibility for the provision of all non-medical services required for the day-to-day operation and management of the Company’s affiliated professional contractors and establishes the guidelines for the employment and compensation of the physicians. In addition, the agreements provide that the Company has the right, but not the obligation, to purchase, or to designate a person(s) to purchase, the stock of the Company’s affiliated professional contractors for a nominal amount. Separately, in its sole discretion, the Company has the right to assign its interest in the agreements. Based upon the provisions of these agreements, the Company has determined that the affiliated professional contractors are variable interest entities and that the Company is the primary beneficiary as defined in the accounting guidance for consolidation. All significant intercompany and interaffiliate accounts and transactions have been eliminated.

On December 5, 2013, the Company announced that its Board of Directors authorized a two-for-one stock split of the Company’s common stock. Shareholders of record at the close of business on December 19, 2013 received one additional share of MEDNAX common stock for each share held of record on that date. The shares were issued on December 20, 2013. In order to complete the stock split, the Company’s Articles of Incorporation were amended to increase the number of authorized shares of common stock from 100 million to 200 million. Following the effective date of the stock split, the par value of the Company’s common stock remained at $.01 per share. As a result, share and per share amounts for all periods presented in the Consolidated Financial Statements and notes thereto reflect the effect of the two-for-one stock split.

Reclassifications have been made to certain prior period financial statements to conform with the current year presentation.

New Accounting Pronouncements

There were no new accounting pronouncements issued or effective during the year ended December 31, 2013 that had or are expected to have a material impact on the Company’s Consolidated Financial Statements.

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

The following table summarizes the Company’s net patient service revenue by specialties and subspecialties (in percentages):

	Years Ended December 31,
	2013	2012	2011
Neonatal and other pediatric subspecialties	52%	56%	60%
Anesthesia	32%	27%	21%
Maternal-fetal	11%	12%	13%
Pediatric cardiology	5%	5%	6%

	100%	100%	100%

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

Accounts receivable are primarily amounts due under fee-for-service contracts from third-party payors, such as insurance companies, self-insured employers and patients and government-sponsored healthcare programs geographically dispersed throughout the United States and its territories. Concentration of credit risk relating to accounts receivable is limited by the number, diversity and geographic dispersion of the business units managed by the Company, as well as by the large number of patients and payors, including the various governmental agencies in the states in which the Company provides services. Receivables from government agencies made up approximately 20% and 21% of net accounts receivable at December 31, 2013 and 2012, respectively.

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

Business Acquisitions

The Company accounts for business acquisitions as required by the provisions of the accounting guidance for business combinations such that all business combinations are required to be accounted for at fair value. The guidance requires the Company to expense certain acquisition costs as they are incurred. In accordance with the acquisition method of accounting, any identifiable assets acquired and any liabilities assumed are recognized and measured at their fair values on the acquisition date. If information about facts and circumstances existing as of the acquisition date is incomplete at the end of the reporting period in which a business acquisition occurs, the Company will report provisional amounts for the items for which the accounting is incomplete. The measurement period ends once the Company receives sufficient information to finalize the fair values; however, the period will not exceed one year from the acquisition date. Any material adjustments recognized during the measurement period will be reflected retrospectively in the consolidated financial statements of the subsequent period.

In connection with certain acquisitions, the Company enters into agreements to pay additional cash amounts based on the achievement of certain performance measures for up to five years ending after the acquisition dates. The Company measures this contingent consideration at fair value at the acquisition date and records such contingent consideration as a liability on the Company’s Consolidated Balance Sheet on the acquisition date. The fair value of each contingent consideration liability is remeasured at each reporting period with any change in fair value recognized as income or expense within operations in the Company’s Consolidated Statements of Income. See Note 6 for more information on the Company’s business acquisitions.

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

Goodwill is tested for impairment at a reporting unit level on at least an annual basis in accordance with the subsequent measurement provisions of the accounting guidance for goodwill. The Company defines a reporting unit based upon its management structure for services provided in specific regions of the United States. The testing for impairment is completed using a two-step test. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, a second step is performed to determine the amount of any impairment loss. The Company uses income and market-based valuation approaches to determine the fair value of its reporting units. These approaches focus on discounted cash flows and market multiples based on the Company’s market capitalization to derive the fair value of a reporting unit. The Company also considers the economic outlook for the healthcare services industry and various other factors during the testing process, including hospital and physician contract changes, local market developments, changes in third-party payor payments, and other publicly available information. The Company completed annual impairment tests in the third quarter of each of 2013, 2012 and 2011 and determined that goodwill was not impaired in any of the three years.

Long-Lived Assets

The Company is required to evaluate long-lived assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. The recoverability of such assets is measured by a comparison of the carrying value of the assets to the future undiscounted cash flows before interest charges to be generated by the assets. If long-lived assets are impaired, the impairment to be recognized is measured as the excess of the carrying value over the fair value. Long-lived assets held for disposal are reported at the lower of the carrying value or fair value less disposal costs. The Company does not believe there are any indicators that would require an adjustment to such assets or their estimated periods of recovery at December 31, 2013 pursuant to current accounting standards.

Common Stock Repurchases

The Company repurchases shares of its common stock as authorized from time to time by its Board of Directors. The Company treats repurchased shares of its common stock as authorized but unissued shares. The reacquisition cost of repurchased shares is recorded as a reduction in the respective components of shareholders’ equity.

Professional Liability Coverage

The Company maintains professional liability insurance policies with third-party insurers generally on a claims-made basis, subject to self-insured retention, exclusions and other restrictions. The Company’s self-insured retention under its professional liability insurance program is maintained primarily through a wholly owned captive insurance subsidiary. The Company records an estimate of liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Liabilities for claims incurred but not reported are not discounted.

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

Stock Incentive Plans

The Company grants stock-based awards consisting primarily of restricted and deferred stock to key employees under its Amended and Restated 2008 Incentive Compensation Plan. In accordance with the accounting guidance for stock-based compensation, the Company measures the cost of employee services received in exchange for stock-based awards based on grant-date fair value and allocates the resulting compensation expense over the corresponding requisite service period using the graded vesting attribution method. The Company also performs analyses to estimate forfeitures of stock-based awards as required by the accounting guidance for stock-based compensation. The Company is required to assess its forfeiture estimates on at least an annual basis and adjust the estimates as necessary based on the number of awards that ultimately vest.

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

Fair Value Measurements

In accordance with the accounting guidance for fair value measurements and disclosures, the Company carries its money market funds included in cash and cash equivalents at fair value. In accordance with the three-tier fair value hierarchy under this guidance, the Company determined the fair value using quoted market prices, a Level 1 input as defined under the accounting guidance for fair value measurements. At December 31, 2013 and 2012, the Company’s money market funds had a carrying amount of $5.3 million and $11.1 million, respectively.

The Company also carries the cash surrender value of life insurance related to its deferred compensation arrangements at fair value. The investments underlying the life insurance contracts consist primarily of exchange-traded equity securities and mutual funds with quoted prices in active markets. In accordance with the three-tier fair value hierarchy, the Company determined the fair value using the cash surrender value of the life insurance, a Level 2 input as defined under the accounting guidance for fair value measurements. At December 31, 2013 and 2012, the Company’s cash surrender value of life insurance had a carrying amount of $17.1 million and $13.8 million, respectively.

In addition, the Company carries its contingent consideration liabilities related to acquisitions at fair value. In accordance with the three-tier fair value hierarchy, the Company determined the fair value of its contingent consideration liabilities using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3, or unobservable inputs as defined under the accounting guidance for fair value measurements. At December 31, 2013 and 2012, the Company’s contingent consideration liabilities had a fair value of $43.0 million and $37.7 million, respectively. See Note 6 for more information regarding the Company’s contingent consideration liabilities.

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

3.    Investments:

Investments held are summarized as follows (in thousands):

	December 31, 2013		December 31, 2012
	Short-Term	Long-Term	Short-Term	Long-Term
Municipal debt securities	$5,492	$34,495	$6,088	$27,563
Federal home loan securities	—	22,520	—	18,569
Certificates of deposit	965	496	496	1,461

	$6,457	$57,511	$6,584	$47,593

4.    Accounts Receivable and Net Patient Service Revenue:

Accounts receivable, net consists of the following (in thousands):

	December 31,
	2013	2012
Gross accounts receivable	$997,682	$872,962
Allowance for contractual adjustments and uncollectibles	(712,285)	(624,896)

	$285,397	$248,066

Net patient service revenue consists of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Gross patient service revenue	$6,702,484	$5,691,790	$4,851,500
Contractual adjustments and uncollectibles	(4,695,232)	(3,994,924)	(3,362,081)
Hospital contract administrative fees	146,760	119,746	98,829

	$2,154,012	$1,816,612	$1,588,248

Accounts receivable of $285.4 million and $248.1 million at December 31, 2013 and 2012, respectively, consist primarily of amounts due from government-sponsored healthcare programs and third-party insurance payors for services provided by the Company’s affiliated physicians.

Net patient service revenue of $2.2 billion, $1.8 billion and $1.6 billion for the years ended December 31, 2013, 2012 and 2011, respectively, consists primarily of gross billed charges for services provided by the Company’s affiliated physicians less an estimated allowance for contractual adjustments and uncollectibles to properly account for the anticipated differences between gross billed charge amounts and expected reimbursement amounts.

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

5.    Property and Equipment:

Property and equipment consists of the following (in thousands):

	December 31,
	2013	2012
Building	$22,981	$22,957
Land	6,683	6,683
Equipment and other	117,246	104,149

	146,910	133,789
Accumulated depreciation	(86,999)	(74,051)

	$59,911	$59,738

At December 31, 2013 and 2012, property and equipment includes medical and other equipment held under capital leases of approximately $1.4 million and $1.4 million, and related accumulated depreciation of approximately $1.2 million and $1.1 million, respectively. The Company recorded depreciation expense of approximately $15.5 million, $15.8 million and $15.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

6.    Business Acquisitions:

During 2013, the Company completed the acquisition of 11 physician group practices for total consideration of $250.1 million, consisting of $236.7 million in cash and $13.4 million of contingent consideration. In connection with these acquisitions, the Company recorded goodwill of approximately $228.6 million, other intangible assets consisting primarily of physician and hospital agreements of approximately $29.6 million, and other liabilities of approximately $8.1 million. These acquisitions expand the Company’s national network of physician practices. The Company expects to improve the results of these physician practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based upon the significant infrastructure it has developed.

The contingent consideration of $13.4 million recorded during 2013 is related to agreements to pay additional amounts based on the achievement of certain performance measures for up to five years ending after the acquisition dates. The accrued contingent consideration for each acquisition was recorded at acquisition-date fair value using the income approach with assumed discount rates ranging from 2.5% to 4.0% over the applicable terms and an assumed payment probability of 100% for each of the applicable years. The range of the undiscounted amount the Company could pay under the contingent consideration agreements that were recorded with a fair value of $13.4 million is between $0 and $14.6 million. In addition, during 2013, the Company recorded an increase of $2.7 million related to the change in the fair value of a contingent consideration agreement for which the probability of the achievement of certain performance measures was initially deemed to be remote, resulting in no contingent consideration being recorded at the time of acquisition. The Company also recorded a decrease of $0.9 million related to the change in fair value of certain contingent consideration agreements for which the performance measures will not be met. The net change in fair value of contingent consideration of $1.8 million was recorded within operating expenses.

During 2013, the Company paid approximately $13.0 million for contingent consideration related to certain prior-period acquisitions, all of which was accrued as of December 31, 2012. In connection with a prior-period acquisition, the Company also recorded other assets of $0.5 million during the twelve months ended December 31, 2013.

During 2012, the Company completed the acquisition of 16 physician group practices for total consideration of $451.1 million, consisting of $436.4 million in cash and $14.7 million of contingent consideration. In connection with these acquisitions, the Company recorded goodwill of approximately $414.3 million, other intangible assets consisting primarily of physician and hospital agreements of approximately $48.2 million, fixed assets of approximately $0.6 million and other liabilities of approximately $12.0 million.

Certain purchase agreements for the Company’s practice acquisitions contain contingent consideration provisions based on volume and other performance measures over a three- to five-year period. Potential payments under these provisions are not contingent upon the future employment of the sellers. Under all contingent consideration provisions, payments of up to $45.4 million may be due through 2018, of which $43.0 million is accrued as of December 31, 2013 with the remainder representing accretion that will be recorded through the respective dates of payment.

The results of operations of the practices acquired in 2013 and 2012 have been included in the Company’s Consolidated Financial Statements from the dates of acquisition. The following unaudited pro forma information combines the consolidated results of operations of the Company on a GAAP basis and the acquisitions completed during 2013 and 2012, including adjustments for pro forma amortization and interest expense, as if the transactions had occurred on January 1, 2012 and January 1, 2011, respectively (in thousands, except per share data):

	Years Ended December 31,
	2013	2012
Net patient service revenue	$2,235,170	$2,165,561
Net income (1)	287,918	272,657
Net income per share (2):
Basic	$2.90	$2.80
Diluted	$2.85	$2.74
Weighted average shares (2):
Basic	99,112	97,386
Diluted	100,969	99,382
Effective tax rate (1):	37.44%	37.94%

(1)	The comparison of net income is affected by the change in the effective tax rate. The effective tax rate was 37.44% for the year ended December 31, 2013 as compared to 37.94% for the year ended December 31, 2012.
(2)	The comparison of net income per share is affected by the changes in the number of weighted average shares outstanding in each period. The basic and diluted weighted average shares outstanding for the year ended December 31, 2013 were 99.1 million and 101.0 million, respectively, as compared to 97.4 million and 99.4 million, respectively, for the year ended December 31, 2012.

The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the periods indicated, nor are they indicative of the results of future combined operations.

7.    Goodwill and Other Assets:

Goodwill was $2.4 billion and $2.2 billion at December 31, 2013 and 2012, respectively. The change in the carrying amount of goodwill of approximately $228.1 million during the year ended December 31, 2013 is primarily related to the Company’s 2013 acquisitions. The Company expects that approximately $111.0 million of the $228.1 million of goodwill recorded during the year ended December 31, 2013 will be deductible for tax purposes. The change in the carrying amount of goodwill during the year ended December 31, 2012 of approximately $418.9 million related to the 2012 acquisitions and contingent consideration payments made in 2012 related to acquisitions completed prior to January 1, 2009.

Other assets consist of the following (in thousands):

	December 31,
	2013	2012
Other intangible assets, net	$103,639	$98,503
Other assets	25,799	19,787

	$129,438	$118,290

At December 31, 2013, other intangible assets consisted of amortizable hospital and other contracts and physician and hospital agreements with gross carrying amounts of approximately $174.4 million, less accumulated amortization of approximately $70.8 million. At December 31, 2012, other intangible assets consisted of amortizable hospital and other contracts and physician and hospital agreements with gross carrying amounts of approximately $144.8 million, less accumulated amortization of approximately $46.3 million.

Amortization expense related to other intangible assets for the years ended December 31, 2013, 2012 and 2011 was approximately $24.5 million, $15.0 million and $10.3 million, respectively. Amortization expense on other intangible assets for the years 2014 through 2018 is expected to be approximately $25.4 million, $20.8 million, $15.5 million, $9.5 million and $8.6 million, respectively. The remaining weighted average amortization period of other intangible assets is 1.6 years. The calculation of the weighted average amortization period includes amortization expense related to years beyond 2018 of approximately $23.8 million.

Other assets of $25.8 million and $19.8 million at December 31, 2013 and 2012, respectively, consist primarily of the cash surrender value of life insurance related to the Company’s deferred compensation arrangements and other long-term assets.

8.    Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2013	2012
Accounts payable	$18,605	$13,812
Accrued salaries and bonuses	189,439	160,495
Accrued payroll taxes and benefits	43,403	36,176
Accrued professional liability risks	19,324	17,466
Accrued contingent consideration	19,833	16,109
Other accrued expenses	18,150	11,603

	$308,754	$255,661

The net increase in accrued salaries and bonuses of $28.9 million, from $160.5 million at December 31, 2012 to $189.4 million at December 31, 2013, is primarily due to performance-based incentive compensation, principally to the Company’s physicians, accrued during the year ended December 31, 2013, partially offset by the payment of performance-based incentive compensation during the first quarter of 2013. A majority of the Company’s payments for performance-based incentive compensation is paid annually in the first quarter.

9.    Accrued Professional Liability:

At December 31, 2013 and 2012, the Company’s total accrued professional liability of $158.7 million and $137.0 million, respectively, includes incurred but not reported loss reserves of $110.3 million and $90.6 million, respectively, and loss reserves for reported claims associated with self-insured retention amounts through the Company’s wholly owned captive insurance subsidiary of $48.4 million and $46.4 million, respectively.

The activity related to the Company’s total accrued professional liability for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Balance at beginning of year	$137,036	$122,847	$111,662
Provision (adjustment) for losses related to:
Current year	41,235	35,441	33,031
Prior years	(8,100)	(8,119)	(10,099)

Total provision for losses	33,135	27,322	22,932
Claim payments related to:
Current year	(741)	(569)	(221)
Prior years	(10,739)	(12,564)	(11,526)

Total payments	(11,480)	(13,133)	(11,747)

Balance at end of year	$158,691	$137,036	$122,847

The net increases in the Company’s total accrued professional liability for the years ended December 31, 2013 and 2012, are primarily attributable to increases in the current year provision for losses as a result of the increase in the number of physicians insured due to acquisitions and internal growth, offset by claim payments and adjustments to the provision for losses related to prior years resulting from favorable trends in the Company’s claims experience.

10.    Line of Credit and Capital Lease Obligations:

The Company’s amended and restated credit agreement (the “Line of Credit”), which is guaranteed by substantially all of the Company’s subsidiaries and affiliated professional contractors, includes (1) a $75 million sub-facility for the issuance of letters of credit and (2) a $37.5 million sub-facility for swingline loans. The Line of Credit may be increased up to $1.0 billion, subject to the satisfaction of specified conditions. At the Company’s option, borrowings under the Line of Credit (other than swingline loans) bear interest at (1) the alternate base rate (defined as the highest of (i) the Wells Fargo Bank, National Association prime rate, (ii) the Federal Funds Rate plus 1/2 of 1.000% and (iii) one month LIBOR plus 1.000%) or (2) the LIBOR rate, as defined in the Line of Credit, plus, an applicable margin rate ranging from 0.125% to 0.750% for alternate base rate borrowings and 1.125% to 1.750% for LIBOR rate borrowings, in each case based on the Company’s consolidated leverage ratio. Swingline loans bear interest at the alternate base rate plus the applicable margin rate. The Company is subject to certain covenants and restrictions specified in the Line of Credit, including covenants that require the Company to maintain a minimum fixed charge coverage ratio and not to exceed a specified consolidated leverage ratio, to comply with laws, and restrict the Company from paying dividends and making certain other distributions, as specified therein. Failure to comply with these covenants would constitute an event of default under the Line of Credit, notwithstanding the Company’s ability to meet its debt service obligations. The Line of Credit includes various customary remedies for the lenders following an event of default. At December 31, 2013, the Company believes it was in compliance, in all material respects, with the financial covenants and other restrictions applicable under the Line of Credit.

The Company had $27.0 million in outstanding principal balance under the Line of Credit at December 31, 2013. The Company has outstanding letters of credit associated with its professional liability insurance program which reduced the amount available under the Line of Credit by $5.3 million at December 31, 2013. The weighted average interest rate on the letters of credit was 0.9% at December 31, 2013. At December 31, 2013, the Company had an available balance on the Line of Credit of $767.7 million.

The Company’s capital lease obligations consist of the following (in thousands):

	December 31,
	2013	2012
Capital lease obligations	$235	$334
Less: Current portion	(92)	(101)

Long-term portion	$143	$233

The amounts due under the terms of the Company’s capital lease obligations at December 31, 2013 are $0.1 million in 2014 and $0.1 million in 2015.

11.    Income Taxes:

The components of the income tax provision are as follows (in thousands):

	December 31,
	2013	2012	2011
Federal:
Current	$134,938	$111,940	$113,290
Deferred	14,784	19,814	7,486

	149,722	131,754	120,776

State:
Current	17,037	13,980	13,895
Deferred	1,136	1,530	577

	18,173	15,510	14,472

Total	$167,895	$147,264	$135,248

The Company files its tax return on a consolidated basis with its subsidiaries. The remaining affiliated professional contractors file tax returns on an individual basis.

The effective tax rate was 37.44%, 37.94% and 38.29% for the years ended December 31, 2013, 2012 and 2011, respectively.

The differences between the effective rate and the United States federal income tax statutory rate are as follows:

	December 31,
	2013	2012	2011
Tax at statutory rate	35.00%	35.00%	35.00%
State income tax, net of federal benefit	2.63	2.60	2.66
Non-deductible expenses	0.27	0.36	0.32
Change in accrual estimates relating to uncertain tax positions	(0.48)	(0.15)	0.44
Other, net	0.02	0.13	(0.13)

Income tax provision	37.44%	37.94%	38.29%

The significant components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31, 2013			December 31, 2012
	Total	Current	Non- Current	Total	Current	Non- Current
Allowance for uncollectible accounts	$42,425	$42,425	$—	$44,232	$44,232	$—
Reserves and accruals	52,519	49,128	3,391	43,345	39,942	3,403
Stock-based compensation	16,457	10,914	5,543	18,444	11,856	6,588
Net operating loss carryforward	6,385	6,385	—	5,624	5,624	—
Property and equipment	1,310	—	1,310	802	—	802
Other	446	446	—	509	509	—

Total deferred tax assets	119,542	109,298	10,244	112,956	102,163	10,793

Amortization	(162,399)	—	(162,399)	(136,670)	—	(136,670)
Accrual to cash adjustment	(37,818)	(37,818)	—	(33,129)	(33,129)	—

Total deferred tax liabilities	(200,217)	(37,818)	(162,399)	(169,799)	(33,129)	(136,670)

Net deferred tax (liability) asset	$(80,675)	$71,480	$(152,155)	$(56,843)	$69,034	$(125,877)

The income tax benefit related to the exercise of stock options, the vesting of restricted and deferred stock and the purchase of shares under the Company’s non-qualified employee stock purchase plan in excess of amounts recorded as equity compensation expense reduces taxes currently payable and is credited to additional paid-in capital. Such amounts totaled approximately $19.0 million, $6.2 million, and $7.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company has net operating loss carryforwards for federal and state tax purposes totaling approximately $16.9 million, $14.9 million, and $9.4 million at December 31, 2013, 2012 and 2011, respectively, expiring at various times commencing in 2019. The changes in net operating loss carryforwards in 2013 and 2012 are primarily due to timing differences related to the recognition of income for tax purposes associated with physician practice acquisitions.

As of December 31, 2013, 2012 and 2011, the Company’s liability for uncertain tax positions, excluding accrued interest and penalties, was $14.9 million, $13.1 million and $16.2 million, respectively. The Company had approximately $14.5 million of uncertain tax positions that, if recognized, would favorably impact its effective tax rate at December 31, 2013.

The following table summarizes the activity related to the Company’s liability for uncertain tax positions for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
Balance at beginning of year	$13,072	$16,165	$22,290
Increases related to prior year tax positions	338	102	44
Decreases related to prior year tax positions	(38)	—	—
Increases related to current year tax positions	2,955	2,478	2,541
Decreases related to current year tax positions	—	(3,671)	(7,203)
Settlements	—	—	13
Decreases related to lapse of statutes of limitations	(1,425)	(2,002)	(1,520)

Balance at end of year	$14,902	$13,072	$16,165

During the year ended December 31, 2013, the Company increased its liability for uncertain tax positions by a total of $1.8 million, primarily related to additional taxes on current year positions, partially offset by decreases due to the expiration of statutes of limitation. During the year ended December 31, 2012, the Company decreased its liability for uncertain tax positions by a total of $3.1 million, which was primarily related to reclassifications of certain temporary differences to deferred taxes payable.

The Company includes interest and penalties related to income tax liabilities in income tax expense. The Company recognized a decrease of $0.6 million related to interest and penalties during the year ended December 31, 2013. The Company recognized $0.3 million and $0.4 million, respectively, of interest and penalties related to income tax liabilities during the years ended December 31, 2012 and 2011. At December 31, 2013 and 2012, the Company’s accrued liability for interest and penalties related to income tax liabilities totaled $8.4 million and $9.0 million, respectively.

At December 31, 2013 and 2012, the Company’s total liability for uncertain tax positions of $23.3 million and $22.1 million, respectively, is included in other liabilities as presented in the Company’s Consolidated Balance Sheet.

The Company anticipates that its liability for uncertain tax positions will be increased by approximately $3.8 million for additional taxes and decreased by approximately $1.5 million related to the expiration of certain statutes of limitation over the next 12 months.

The Company is currently subject to U.S. Federal and various state income tax examinations for the tax years 2004 through 2012.

12.    Common and Common Equivalent Shares:

The calculation of shares used in the basic and diluted net income per share calculation for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Weighted average number of common shares outstanding	99,112	97,386	95,412
Weighted average number of dilutive common share equivalents	1,857	1,996	2,180

Weighted average number of common and common equivalent shares outstanding	100,969	99,382	97,592

Antidilutive securities not included in the diluted earnings per share calculation	35	58	90

13.    Stock Incentive Plans and Stock Purchase Plan:

The Company’s Amended and Restated 2008 Incentive Compensation Plan (the “Amended and Restated 2008 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property. As provided in the Amended and Restated 2008 Incentive Plan, no additional grants can be made from the Company’s prior incentive plans, except that new awards will be permitted under the 2004 Incentive Compensation Plan (the “2004 Incentive Plan”) to the extent that shares previously granted under the 2004 Incentive Plan are forfeited, expire or terminate. Collectively, the Company’s prior incentive plans and the Amended and Restated 2008 Incentive Plan are referred to as the Stock Incentive Plans.

Under the Amended and Restated 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards vest on a cliff basis over a term of five years upon the fulfillment of specified service-based and performance-based conditions or upon the satisfaction of specified performance-based conditions through December 31, 2018. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. At December 31, 2013, the Company had approximately 7.3 million shares available for future grants and awards under its Stock Incentive Plans.

Under the Company’s 1996 Non-Qualified Employee Stock Purchase Plan, as amended (the “Non-Qualified Plan”), employees are permitted to purchase the Company’s common stock at 85% of market value on January 1st, April 1st, July 1st and October 1st of each year. In accordance with the provisions of the accounting guidance for stock-based compensation, the Company recognizes stock-based compensation expense for the 15% discount received by participating employees. During the year ended December 31, 2013, approximately 250,000 shares were issued under the Non-Qualified Plan. At December 31, 2013, the Company had approximately 595,000 shares reserved for issuance under the Non-Qualified Plan.

The Company recognized approximately $31.3 million, $28.4 million and $27.1 million of stock-based compensation expense related to its Stock Incentive Plans and the Non Qualified Plan during the years ended December 31, 2013, 2012 and 2011, respectively.

The activity related to the Company’s restricted and deferred stock awards and the corresponding weighted average grant-date fair values for the year ended December 31, 2013 are as follows:

	Number of Shares	Weighted Average Fair Value
Non-vested shares at January 1, 2013	1,961,796	$30.97
Awarded	634,882	$46.48
Forfeited	(27,666)	$35.37
Vested	(1,049,036)	$31.77

Non-vested shares at December 31, 2013	1,519,976	$37.78

The aggregate fair value of the restricted and deferred stock that vested during the years ended December 31, 2013, 2012 and 2011 was approximately $33.3 million, $23.0 million and $19.0 million, respectively.

The weighted average grant-date fair value of restricted and deferred stock awards that were granted during the years ended December 31, 2013, 2012 and 2011 was $46.48, $30.06 and $35.50, respectively.

At December 31, 2013, the total stock-based compensation cost related to non-vested restricted and deferred stock remaining to be recognized as compensation expense over a weighted-average period of approximately 1.4 years was $26.3 million.

The Company uses the Black-Scholes Model to estimate the fair value of each stock option on the date of grant. The Company did not grant any stock options during 2013 or 2012. The activity and certain other information related to the Company’s outstanding stock option awards for the year ended December 31, 2013 are as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2013	3,039,288	$23.51
Exercised	(1,073,118)	$17.58		$35.4

Outstanding at December 31, 2013	1,966,170	$26.74	4.0	$52.4

Exercisable at December 31, 2013	1,941,330	$26.62	4.0	$51.9

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $35.4 million, $18.1 million and $14.1 million, respectively.

At December 31, 2013, the total stock-based compensation cost related to non-vested stock options remaining to be recognized as compensation expense over a weighted-average period of approximately 0.3 years was $33,000.

The net excess tax benefit recognized in additional paid-in capital related primarily to stock options, restricted stock and deferred stock for the years ended December 31, 2013, 2012 and 2011 was approximately $19.0 million, $6.2 million and $7.1 million, respectively. The cash proceeds received from the exercise of stock options for the years ended December 31, 2013, 2012 and 2011 were approximately $18.9 million, $20.8 million and $24.5 million, respectively.

14.    Common Stock Repurchase Programs:

In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Stock Incentive Plans and Non-Qualified Plan. The share repurchase program allows the Company to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. During the year ended December 31, 2013, the Company repurchased approximately 1.1 million shares of its common stock for approximately $51.9 million. The repurchase program was also expanded to allow for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program.

15.    Retirement Plans:

The Company maintains three qualified contributory savings plans as allowed under Section 401(k) of the Internal Revenue Code and Section 1165(e) of the Puerto Rico Income Tax Act of 1954 (the “401(k) Plans”). The 401(k) Plans permit participant contributions and allow elective and, in certain situations, non-elective Company contributions based on each participant’s contribution or a specified percentage of eligible wages. Participants may defer a percentage of their annual compensation subject to the limits defined in the 401(k) Plans. The Company recorded an expense of $29.8 million, $24.8 million and $20.3 million for the years ended December 31, 2013, 2012 and 2011, respectively, primarily related to the 401(k) Plans.

16.    Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its common stock. The Company has not included an accrual for these matters as of December 31, 2013 in its Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

The Company leases space for its regional and medical offices, storage space and temporary housing of medical staff. The Company also leases an aircraft. Rent expense for the years ended December 31, 2013, 2012 and 2011 was approximately $26.4 million, $23.9 million, and $20.8 million, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2013 are as follows (in thousands):

2014	$24,521
2015	18,989
2016	14,098
2017	9,843
2018	6,198
Thereafter	9,398

$83,047

17.   Selected Quarterly Financial Information (Unaudited):

The following tables set forth a summary of the Company’s selected quarterly financial information for each of the four quarters ended December 31, 2013 and 2012 (in thousands, except for per share data):

	2013 Quarters
	First	Second	Third	Fourth
Net patient service revenue	$502,715	$529,180	$554,730	$567,387

Operating expenses:
Practice salaries and benefits	329,201	331,922	346,879	353,316
Practice supplies and other operating expenses	19,500	19,416	19,445	24,027
General and administrative expenses	53,318	54,601	54,654	55,636
Depreciation and amortization	9,144	9,870	10,461	10,491

Total operating expenses	411,163	415,809	431,439	443,470

Income from operations	91,552	113,371	123,291	123,917

Investment income	402	396	372	526
Interest expense	(1,189)	(1,673)	(1,507)	(1,046)

Income before income taxes	90,765	112,094	122,156	123,397

Income tax provision	35,398	42,876	45,198	44,423

Net income	$55,367	$69,218	$76,958	$78,974

Per common and common equivalent share data (1):
Net income:
Basic	$0.56	$0.70	$0.77	$0.79

Diluted	$0.55	$0.68	$0.76	$0.78

Weighted average shares:
Basic	98,618	99,116	99,506	99,469

Diluted	100,784	101,098	101,178	101,080

(1)	Basic and diluted per share amounts are computed for each of the periods presented. Accordingly, the sum of the quarterly per share amounts may not agree with the full year amount.

	2012 Quarters
	First	Second	Third	Fourth
Net patient service revenue	$422,616	$449,530	$473,134	$471,332

Operating expenses:
Practice salaries and benefits	272,261	275,951	292,030	290,671
Practice supplies and other operating expenses	16,985	17,956	17,606	19,276
General and administrative expenses	46,869	48,200	48,200	50,271
Depreciation and amortization	7,113	7,687	7,925	8,091

Total operating expenses	343,228	349,794	365,761	368,309

Income from operations	79,388	99,736	107,373	103,023

Investment income	428	365	422	681
Interest expense	(554)	(848)	(624)	(1,219)

Income before income taxes	79,262	99,253	107,171	102,485

Income tax provision	30,912	38,709	41,261	36,382

Net income	$48,350	$60,544	$65,910	$66,103

Per common and common equivalent share data (1):
Net income:
Basic	$0.50	$0.62	$0.67	$0.67

Diluted	$0.49	$0.61	$0.66	$0.66

Weighted average shares:
Basic	96,538	97,086	97,876	98,226

Diluted	98,798	99,090	99,618	100,212

(1)	Basic and diluted per share amounts are computed for each of the periods presented. Accordingly, the sum of the quarterly per share amounts may not agree with the full year amount.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework (1992).” Based on our assessment we concluded that, as of the end of the period covered by this report, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered certified public accounting firm, PricewaterhouseCoopers LLP, has audited our internal control over financial reporting as of December 31, 2013 as stated in their report which appears on page 54 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2014 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2014 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2013, with respect to shares of our common stock that may be issued under existing equity compensation plans, including our Amended and Restated 2008 Incentive Compensation Plan (“2008 Incentive Plan”), our 2004 Incentive Compensation Plan, as amended (“2004 Incentive Plan”), our Amended and Restated Stock Option Plan, as amended (the “Option Plan”), and our 1996 Non-Qualified Employee Stock Purchase Plan, as amended and restated (the “Stock Purchase Plan”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,966,170	(1)	$26.74	7,888,046	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	1,966,170		$26.74	7,888,046

(1)	Represents 1,062,836 shares issuable under the 2008 Incentive Plan, 862,668 shares issuable under the 2004 Incentive Plan and 40,666 shares issuable under the Option Plan.
(2)	Under the 2008 Incentive Plan, the 2004 Incentive Plan and the Stock Purchase Plan, 7,293,324, 18 and 594,704 shares, respectively, remain available for future issuance.

The remaining information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2014 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2014 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2014 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1) Financial Statements

The information required by this Item is included in Item 8 of Part II of this Form 10-K.

(a)(2) Financial Statement Schedules

The following financial statement schedule for the years ended December 31, 2013, 2012 and 2011, is included in this Form 10-K as set forth below (in thousands).

MEDNAX, INC.

Schedule II: Valuation and Qualifying Accounts

	Years Ended December 31,
	2013	2012	2011
Allowance for contractual adjustments and uncollectibles:
Balance at beginning of year	$624,896	$576,030	$421,977
Amount charged against operating revenue	4,695,232	3,994,924	3,362,081
Accounts receivable contractual adjustments and write-offs (net of recoveries)	(4,607,843)	(3,946,058)	(3,208,028)

Balance at end of year	$712,285	$624,896	$576,030

All other schedules have been omitted because they are not applicable, not required or the information is included elsewhere herein.

(a)(3) Exhibits

See Item 15(b) of this Form 10-K.

(b) Exhibits

2.1	Agreement and Plan of Merger, dated as of December 29, 2008, between MEDNAX, Inc., Pediatrix Medical Group, Inc. and PMG Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).

3.1+	Composite Articles of Incorporation of MEDNAX, Inc.

3.2	Amended and Restated By-laws of MEDNAX, Inc. (incorporated by reference to Exhibit 3.3 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).

10.1	Amended and Restated Credit Agreement, dated as of November 19, 2012, among Wells Fargo Bank, National Association, as Administration Agent, JPMorgan Chase Bank, N.A. and U.S. Bank National Association, as Co-Syndication Agents, and Fifth Third Bank, as Documentation Agent, the Lenders party thereto and MEDNAX, Inc. and certain of its domestic subsidiaries named as Guarantors therein (incorporated by reference to Exhibit 10.1 to MEDNAX’s Current Report on Form 8-K dated November 26, 2012).

10.2	Amended and Restated Stock Option Plan of Pediatrix dated as of June 4, 2003 (incorporated by reference to Exhibit 10.5 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).*

10.3	First Amendment, dated December 29, 2008, to Pediatrix Medical Group, Inc. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.7 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.4	1996 Non-Qualified Employee Stock Purchase Plan of MEDNAX, Inc., as amended and restated, dated January 1, 2009 (incorporated by reference to Exhibit 10.6 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.5	Executive Non-Qualified Deferred Compensation Plan of Pediatrix, dated October 13, 1997 (incorporated by reference to Exhibit 10.35 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 1998).*

10.6	Amended and Restated Thrift and Profit Sharing Plan of Pediatrix (incorporated by reference to Exhibit 4.5 to Pediatrix’s Registration Statement on Form S-8 (Registration No. 333-101222)).*

10.7	Pediatrix Medical Group of Puerto Rico Thrift and Profit Sharing Plan (incorporated by reference to Exhibit 4.3 to Pediatrix’s Registration Statement on Form S-8 dated December 9, 2004).*

10.8	Pediatrix Medical Group, Inc. 2004 Incentive Compensation Plan (incorporated by reference to Exhibit A of Pediatrix’s Proxy Statement on Schedule 14A dated as of April 9, 2004).*

10.9	Second Amendment, dated December 29, 2008, to Pediatrix Medical Group, Inc. 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.8 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.10	MEDNAX, Inc. Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Exhibit A to MEDNAX’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 30, 2012).*

10.11	Pediatrix Medical Group, Inc. Form of Stock Option Agreement for Stock Options Awarded Under the Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.3 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.12	Pediatrix Medical Group, Inc. Form of Incentive Stock Option Agreement for Incentive Stock Options Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.13	Pediatrix Medical Group, Inc. Form of Non-Qualified Stock Option Agreement for Non-Qualified Stock Options Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.14	Pediatrix Medical Group, Inc. Form of Restricted Stock Agreement for Restricted Stock Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.15	MEDNAX, Inc. Form of Non-Qualified Stock Option Agreement for Non-Qualified Stock Options Awarded Under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.17 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.16	MEDNAX, Inc. Form of Restricted Stock Agreement for Restricted Stock Awarded Under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.18 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.17	Employment Agreement, dated August 7, 2011, by and between MEDNAX Services, inc. and Roger J. Medel, M.D. (incorporated by reference to Exhibit 10.1 to MEDNAX’s Current Report on Form 8-K dated August 10, 2011.)*

10.18	Employment Agreement, dated August 20, 2008, by and between Pediatrix Medical Group, Inc. and Joseph M. Calabro (incorporated by reference to Exhibit 10.2 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).*

10.19	Amendment Agreement, dated December 29, 2008, between MEDNAX, Inc., Pediatrix Medical Group, Inc. and Joseph M. Calabro (incorporated by reference to Exhibit 10.3 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.20	Employment Agreement, dated August 20, 2008, by and between Pediatrix Medical Group, Inc. and Karl B. Wagner (incorporated by reference to Exhibit 10.3 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).*

10.21	Amendment Agreement, dated December 29, 2008, between MEDNAX, Inc., Pediatrix Medical Group, Inc. and Karl B. Wagner (incorporated by reference to Exhibit 10.4 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.22	Second Amendment Agreement, dated February 24, 2010, by and among Mednax, Inc., Mednax Services, Inc., American Anesthesiology, Inc. and Karl B. Wagner (incorporated by reference to Exhibit 10.25 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.23	Employment Agreement, dated February 24, 2010, by and between MEDNAX Services, Inc. and Vivian Lopez-Blanco (incorporated by reference to Exhibit 10.28 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.24	Employment Agreement, dated February 13, 2012, by and between Pediatrix Medical Group, Inc. and Michael Stanley, M.D. (incorporated by reference to Exhibit 10.24 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2012).*

10.25	Restricted Shares Units Agreement for Roger J. Medel, M.D. dated August 7, 2011 (incorporated by reference to Exhibit 10.2 to MEDNAX’s Current Report on Form 8-K dated August 10, 2011.)*

10.26	Restricted Shares Units Agreement for Roger J. Medel, M.D. dated August 20, 2008 (incorporated by reference to Exhibit 10.5 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).*

10.27	Restricted Shares Units Agreement for Roger J. Medel, M.D. dated August 20, 2008 (incorporated by reference to Exhibit 10.6 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).*

10.28	Form of Indemnification Agreement between Pediatrix and each of its directors and executive officers. (incorporated by reference to Exhibit 10.6 to Pediatrix’s Annual Report on Form 10-K for the year ended December 31, 2003).*

10.29	Form of Exclusive Management and Administrative Services Agreement with affiliated professional contractors (incorporated by reference to Exhibit 10.31 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2011).

21.1+	Subsidiaries of the Registrant.

23.1+	Consent of PricewaterhouseCoopers LLP.

31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contracts or compensation plans, contracts or arrangements.
+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDNAX, INC.

Date: February 11, 2014	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger J. Medel, M.D. Roger J. Medel, M.D.	Chief Executive Officer (Principal Executive Officer)	February 11, 2014

/s/ Vivian Lopez-Blanco Vivian Lopez-Blanco	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 11, 2014

/s/ Cesar L. Alvarez Cesar L. Alvarez	Director and Chairman of the Board	February 11, 2014

/s/ Waldemar A. Carlo, M.D. Waldemar A. Carlo, M.D.	Director	February 11, 2014

/s/ Michael B. Fernandez Michael B. Fernandez	Director	February 11, 2014

/s/ Roger K. Freeman, M.D. Roger K. Freeman, M.D.	Director	February 11, 2014

/s/ Paul G. Gabos Paul G. Gabos	Director	February 11, 2014

/s/ Pascal J. Goldschmidt, M.D. Pascal J. Goldschmidt, M.D.	Director	February 11, 2014

/s/ Manuel Kadre Manuel Kadre	Director	February 11, 2014

/s/ Donna E. Shalala, Ph.D. Donna E. Shalala, Ph.D.	Director	February 11, 2014

/s/ Enrique J. Sosa, Ph.D. Enrique J. Sosa, Ph.D.	Director	February 11, 2014