Form 10-Q
period 2014-03-31
MEDNAX, INC.
filed 2014-05-01
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-12111

MEDNAX, INC.

(Exact name of registrant as specified in its charter)

Florida	26-3667538
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

1301 Concord Terrace
Sunrise, Florida	33323
(Address of principal executive offices)	(Zip Code)

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

On April 25, 2014, the registrant had outstanding 99,387,422 shares of Common Stock, par value $.01 per share.

MEDNAX, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDNAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2014	December 31, 2013
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$19,775	$31,137
Short-term investments	7,725	6,457
Accounts receivable, net	315,689	285,397
Prepaid expenses	4,576	6,361
Deferred income taxes	36,959	30,766
Other assets	11,272	8,007

Total current assets	395,996	368,125
Investments	56,512	57,511
Property and equipment, net	60,700	59,911
Goodwill	2,457,574	2,393,731
Other assets, net	128,362	129,438

Total assets	$3,099,144	$3,008,716

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$178,088	$308,754
Current portion of long-term capital lease obligations	102	92
Income taxes payable	44,005	17,946

Total current liabilities	222,195	326,792
Line of credit	248,000	27,000
Long-term capital lease obligations	108	143
Long-term professional liabilities	145,786	139,367
Deferred income taxes	117,543	111,441
Other liabilities	58,432	60,985

Total liabilities	792,064	665,728

Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000 shares authorized; 99,465 and 101,207 shares issued and outstanding, respectively	995	1,012
Additional paid-in capital	858,456	857,953
Retained earnings	1,447,629	1,484,023

Total shareholders’ equity	2,307,080	2,342,988

Total liabilities and shareholders’ equity	$3,099,144	$3,008,716

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net patient service revenue	$566,338	$502,715

Operating expenses:
Practice salaries and benefits	372,040	329,201
Practice supplies and other operating expenses	21,417	19,500
General and administrative expenses	58,414	53,318
Depreciation and amortization	10,370	9,144

Total operating expenses	462,241	411,163

Income from operations	104,097	91,552
Investment and other income	1,635	402
Interest expense	(1,371)	(1,189)

Income before income taxes	104,361	90,765
Income tax provision	40,701	35,398

Net income	$63,660	$55,367

Per common and common equivalent share data:
Net income:
Basic	$0.64	$0.56

Diluted	$0.63	$0.55

Weighted average shares:
Basic	99,076	98,618

Diluted	100,696	100,784

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$63,660	$55,367
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,370	9,144
Net change in fair value of contingent consideration liabilities	346	242
Stock-based compensation expense	8,071	7,284
Deferred income taxes	(387)	(4,372)
Changes in assets and liabilities:
Accounts receivable	(30,292)	(15,754)
Prepaid expenses and other assets	(1,480)	1,363
Other assets	341	(87)
Accounts payable and accrued expenses	(131,370)	(107,724)
Income taxes payable	26,076	27,629
Payments of contingent consideration liabilities	(2,779)	(29)
Long-term professional liabilities	6,419	7,148
Other liabilities	1,203	1,373

Net cash used in operating activities	(49,822)	(18,416)

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(69,375)	(1,295)
Purchases of investments	(3,904)	(12,018)
Proceeds from sales or maturities of investments	3,635	2,015
Purchases of property and equipment	(4,570)	(4,337)

Net cash used in investing activities	(74,214)	(15,635)

Cash flows from financing activities:
Borrowings on line of credit	371,500	295,500
Payments on line of credit	(150,500)	(255,500)
Payments of contingent consideration liabilities	(645)	(381)
Payments on capital lease obligations	(25)	(30)
Excess tax benefit from exercises of stock options	1,935	2,414
Proceeds from issuance of common stock	7,398	5,193
Repurchases of common stock	(116,989)	—

Net cash provided from financing activities	112,674	47,196

Net (decrease) increase in cash and cash equivalents	(11,362)	13,145
Cash and cash equivalents at beginning of period	31,137	21,280

Cash and cash equivalents at end of period	$19,775	$34,425

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

Reclassifications have been made to certain prior period financial statements to conform with the current year presentation. Specifically, the Company reclassified $40.7 million of its deferred tax assets as of December 31, 2013 from current deferred income taxes to long-term deferred income taxes. This revision represents the correction of an error in the classification of certain deferred tax assets in our prior period financial statements that the Company has determined to be immaterial.

All share and per share data set forth herein give effect to the two-for-one split of the Company’s common stock that became effective on December 19, 2013.

New Accounting Pronouncements

There were no new accounting pronouncements issued or effective during the three months ended March 31, 2014, that had or are expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

2.	Cash Equivalents and Investments:

As of March 31, 2014 and December 31, 2013, the Company’s cash equivalents consisted entirely of money market funds with a fair value of $6.7 million and $5.3 million, respectively.

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

Investments held at March 31, 2014 and December 31, 2013 are summarized as follows (in thousands):

	March 31, 2014		December 31, 2013
	Short-Term	Long-Term	Short-Term	Long-Term
Municipal debt securities	$6,760	$36,518	$5,492	$34,495
Federal home loan securities	—	19,498	—	22,520
Certificates of deposit	965	496	965	496

	$7,725	$56,512	$6,457	$57,511

3.	Fair Value Measurements:

In accordance with the accounting guidance for fair value measurements and disclosures, the Company carries its money market funds included in cash and cash equivalents at fair value. In accordance with the three-tier fair value hierarchy under this guidance, the Company determined the fair value using quoted market prices, a Level 1 input as defined under the accounting guidance for fair value measurements. At March 31, 2014 and December 31, 2013, the Company’s money market funds had a carrying amount of $6.7 million and $5.3 million, respectively.

The Company also carries the cash surrender value of life insurance related to its deferred compensation arrangements at fair value. The investments underlying the life insurance contracts consist primarily of exchange-traded equity securities and mutual funds with quoted prices in active markets. In accordance with the three-tier fair value hierarchy, the Company determined the fair value using the cash surrender value of the life insurance, a Level 2 input as defined under the accounting guidance for fair value measurements. At March 31, 2014 and December 31, 2013, the Company’s cash surrender value of life insurance had a carrying amount of $17.1 million.

In addition, the Company carries its contingent consideration liabilities related to acquisitions at fair value. In accordance with the three-tier fair value hierarchy, the Company determined the fair value of its contingent consideration liabilities using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3, or unobservable inputs as defined under the accounting guidance for fair value measurements. At March 31, 2014 and December 31, 2013, the Company’s contingent consideration liabilities had a fair value of $40.0 million and $43.0 million, respectively. See Note 5 for more information regarding the Company’s contingent consideration liabilities paid during the three months ended March 31, 2014.

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

4.	Accounts Receivable:

Accounts receivable, net consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Gross accounts receivable	$1,097,473	$997,682
Allowance for contractual adjustments and uncollectibles	(781,784)	(712,285)

	$315,689	$285,397

5.	Business Acquisitions:

During the three months ended March 31, 2014, the Company completed the acquisition of three physician group practices for total cash consideration of $69.4 million. In connection with these acquisitions, the Company recorded goodwill of $63.8 million, other intangible assets consisting primarily of physician and hospital agreements of $5.8 million and other liabilities of $0.2 million. These acquisitions expanded the Company’s national network of physician practices. The Company expects that $50.3 million of the goodwill recorded during the three months ended March 31, 2014 will be deductible for tax purposes.

In addition, during the three months ended March 31, 2014, the Company paid $3.4 million for contingent consideration related to certain prior-period acquisitions, all of which was accrued for as of December 31, 2013.

During the three months ended March 31, 2013, the Company paid $1.7 million for contingent consideration related to certain prior-period acquisitions, all of which was accrued as of December 31, 2012. In connection with a prior-period acquisition, the Company also recorded other assets of $0.5 million during the three months ended March 31, 2013.

The following unaudited pro forma information combines the consolidated results of operations of the Company on a GAAP basis and the acquisitions completed during 2014 and 2013, including adjustments for pro forma amortization and interest expense, as if the transactions had occurred on January 1, 2013 and January 1, 2012, respectively (in thousands, except for per share data):

	Three Months Ended March 31,
	2014	2013
Net patient service revenue	$571,272	$556,883
Net income	$64,011	$61,731
Net income per common share:
Basic	$0.65	$0.63
Diluted	$0.64	$0.61

The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the periods, nor are they indicative of the results of future combined operations.

6.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Accounts payable	$17,855	$18,605
Accrued salaries and bonuses	65,747	189,439
Accrued payroll taxes and benefits	34,383	43,403
Accrued professional liabilities	18,596	19,324
Accrued contingent consideration	20,537	19,833
Other accrued expenses	20,970	18,150

	$178,088	$308,754

The net decrease in accrued salaries and bonuses of $123.7 million, from $189.4 million at December 31, 2013 to $65.7 million at March 31, 2014, is primarily due to the payment of performance-based incentive compensation, principally to the Company’s physicians, partially offset by performance-based incentive compensation accrued during the three months ended March 31, 2014. A majority of the Company’s payments for performance-based incentive compensation is paid annually in the first quarter.

7.	Common and Common Equivalent Shares:

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common and potential common shares outstanding during the applicable period. Potential common shares consist of outstanding stock options and non-vested restricted and deferred stock calculated using the treasury stock method. Under the treasury stock method, the Company includes the assumed excess tax benefits related to the potential exercise or vesting of its stock-based awards using the difference between the average market price for the applicable period less the option price, if any, and the fair value of the stock-based award on the date of grant multiplied by the applicable tax rate.

The calculation of shares used in the basic and diluted net income per common share calculation for the three months ended March 31, 2014 and 2013 is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Weighted average number of common shares outstanding	99,076	98,618
Weighted average number of dilutive common share equivalents	1,620	2,166

Weighted average number of common and common equivalent shares outstanding	100,696	100,784

Antidilutive securities not included in the dilutive earnings per share calculation	1,133	—

8.	Stock Incentive Plans and Stock Purchase Plan:

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

Under the Amended and Restated 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards vest upon the satisfaction of specified performance-based conditions through December 31, 2018. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. At March 31, 2014, the Company had approximately 7.3 million shares available for future grants and awards under its Stock Incentive Plans.

Under the Company’s 1996 Non-Qualified Employee Stock Purchase Plan, as amended (the “Non-Qualified Plan”), employees are permitted to purchase the Company’s common stock at 85% of market value on January 1st, April 1st, July 1st and October 1st of each year. In accordance with the provisions of the accounting guidance for stock-based compensation, the Company recognizes stock-based compensation expense for the 15% discount received by participating employees. During the three months ended March 31, 2014, 54,274 shares were issued under the Non-Qualified Plan. At March 31, 2014, the Company had approximately 540,400 shares reserved for issuance under the Non-Qualified Plan.

During the three months ended March 31, 2014 and 2013, the Company recognized approximately $8.1 million and $7.3 million, respectively, of stock-based compensation expense related to the Stock Incentive Plans and the Non-Qualified Plan. The net excess tax benefit recognized in additional paid-in capital related to the exercise of stock options for the three months ended March 31, 2014 was approximately $2.0 million.

9.	Common Stock Repurchase Programs:

In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Stock Incentive Plans and Non-Qualified Plan. The share repurchase program allows the Company to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. During the three months ended March 31, 2014, the Company repurchased approximately 2.0 million shares of its common stock for approximately $117.0 million. The repurchase program was also expanded to allow for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program.

10.	Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its common stock. The Company has not included an accrual for these matters as of March 31, 2014 in its Condensed Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

Although the Company currently maintains liability insurance coverage intended to cover professional liability and certain other claims, the Company cannot assure that its insurance coverage will be adequate to cover liabilities arising out of claims asserted against it in the future where the outcomes of such claims are unfavorable. With respect to professional liability risk, the Company generally self-insures a portion of this risk through its wholly owned captive insurance subsidiary. Liabilities in excess of the Company’s insurance coverage, including coverage for professional liability and certain other claims, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the principal factors that have affected our financial condition and results of operations, as well as our liquidity and capital resources, for the periods described. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K. As used in this Quarterly Report, the terms “MEDNAX”, the “Company”, “we”, “us” and “our” refer to the parent company, MEDNAX, Inc., a Florida corporation, and the consolidated subsidiaries through which its businesses are actually conducted (collectively, “MDX”), together with MDX’s affiliated professional associations, corporations and partnerships (“affiliated professional contractors”). Certain subsidiaries of MDX have contracts with our affiliated professional contractors, which are separate legal entities that provide physician services in certain states and Puerto Rico.

Overview

MEDNAX is a leading provider of physician services including newborn, anesthesia, maternal-fetal and other pediatric subspecialties. Our national network is composed of affiliated physicians, including those who provide neonatal clinical care in 34 states and Puerto Rico, primarily within hospital-based neonatal intensive care units, to babies born prematurely or with medical complications. We also have physicians who provide anesthesia care to patients in connection with surgical and other procedures as well as pain management. In addition, we have affiliated physicians who provide maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies in many areas where our affiliated neonatal physicians practice. In addition, our network includes other pediatric subspecialists, including those who provide pediatric cardiology care, pediatric intensive care, hospital-based pediatric care and pediatric surgical care.

In July 2013, our board of directors authorized the repurchase of shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs. The share repurchase program permits us to make open market purchases from time-to-time based upon general economic and market conditions and trading restrictions. During the three months ended March 31, 2014, we repurchased approximately 2.0 million shares of our common stock for approximately $117.0 million. This repurchase program was also expanded to allow for the repurchase of shares of our common stock to offset the dilutive impact from the issuance of shares, if any, related to our acquisition program.

During the three months ended March 31, 2014, we completed the acquisition of three physician group practices consisting of two anesthesiology practices and one neonatology practice. Based on past results, we expect that we can improve the results of these practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as operating and cost savings, based upon the significant infrastructure we have developed. Our results of operations for the three months ended March 31, 2014 include the results of operations for these physician group practices from their respective dates of acquisition and therefore are not comparable in some respects.

Although economic conditions in the United States have gradually improved, the number of unemployed and under-employed workers remains significant and economic growth has been slow. During the three months ended March 31, 2014, the percentage of patient services being reimbursed under government-sponsored healthcare programs increased slightly as compared to the three months ended March 31, 2013. If economic conditions do not improve or if they deteriorate, we could experience additional shifts toward government-sponsored programs and patient volumes could decline. Payments received from government-sponsored programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, due to the rising costs of managed care premiums and patient responsibility amounts, coupled with the current economic environment, we may experience increased bad debt due to patients’ inability to pay for certain services. Moreover, it remains too soon to assess the impact on our payor mix from the Patient Protection and Affordable Care Act (the “Affordable Care Act”).

The Affordable Care Act contains a number of provisions that could affect us over the next several years. These provisions include the establishment of health insurance exchanges to facilitate the purchase of qualified health plans, expanding Medicaid eligibility, subsidizing insurance premiums and creating requirements and incentives for businesses to provide healthcare benefits, the effects of which are unpredictable and complex. Other provisions contain changes to healthcare fraud and abuse laws and expand the scope of the Federal False Claims Act. Additionally, in November 2012, the Centers for Medicare & Medicaid Services (“CMS”) adopted a rule under the Affordable Care Act that generally allows physicians who provide eligible primary care services and some preventive health services to be paid at the Medicare reimbursement rates in effect in calendar years 2013 and 2014 instead of state-established Medicaid reimbursement rates. Generally, state Medicaid reimbursement rates are lower than federally-established Medicare rates. During the three months ended March 31, 2014, we recognized $14.0 million in parity revenue that contributed approximately $0.04 to our net income per diluted share, reflecting the impacts from incentive compensation and income taxes.

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

Many of the Affordable Care Act’s most significant reforms, such as the establishment of state-based and federally facilitated insurance exchanges that provide a marketplace for eligible individuals and small employers to purchase healthcare insurance, became effective only recently. On October 1, 2013, individuals began enrolling in healthcare insurance plans offered under these state-based and federally-facilitated insurance exchanges, notwithstanding significant technical issues in accessing and enrolling in the federal online exchange. Uninsured persons who did not enroll in healthcare insurance plans by March 31, 2014 will be required to pay a penalty to the Internal Revenue Service, unless a hardship exception applies. Certain states have extended the enrollment deadlines while others have allowed for additional special enrollment periods. The White House announced that as of April 15, 2014 approximately 8 million people enrolled in healthcare insurance plans through the exchanges. The patient responsibility costs related to healthcare plans obtained through the insurance exchanges may be high and could increase in the future, and we may experience increased bad debt due to patients’ inability to pay for certain services.

The Affordable Care Act also allows states to expand their Medicaid programs through an increase in the Medicaid eligibility income limit from a state’s current eligibility levels to 133% of the federal poverty limit. It remains unclear to what extent states will expand their Medicaid programs by raising the income limit to 133% of the federal poverty level. As of April 2014, at least 19 states have expressed their intent not to expand Medicaid eligibility; however, several states are seeking approval to expand Medicaid eligibility in their states in a manner that is different than set forth under the Affordable Care Act. As a result of this and other uncertainties, we cannot predict whether there will be more uninsured patients in 2014 than anticipated when the Affordable Care Act was enacted. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household income is at or below 133% of the federal poverty level.

Federal and state agencies are expected to continue to implement provisions of the Affordable Care Act. However, given the complexity and the number of changes expected as a result of the Affordable Care Act, as well as the implementation timetable for many of them, we cannot predict the ultimate impacts of the Affordable Care Act as they may not be known for several years. The Affordable Care Act also remains subject to continuing legislative and judicial scrutiny, including efforts by Congress to amend or repeal a number of its provisions. In addition, there have been lawsuits filed by various stakeholders pertaining to the Affordable Care Act that may have the effect of modifying or altering various parts of the law. As a result, we cannot predict with any assurance the ultimate effect of the Affordable Care Act on our Company, nor can we provide any assurance that its provisions will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Presently, Medicare pays for all physician services based upon a national fee schedule that contains a list of uniform rates. The fee schedule is adjusted annually based on a complex formula that is linked in part to the use of services by Medicare beneficiaries and the growth in gross domestic product (the “Sustainable Growth Rate formula”). Since 2002, this Sustainable Growth Rate formula has resulted in negative payment updates for physicians under the fee schedule that have grown larger, and Congress has had to take repeated legislative action to reverse scheduled payment reductions, most recently in March 2014, when legislation was enacted to avert a rate reduction and temporarily increase Medicare physician payment rates through the end of March 2015. If Congress does not take further action to modify or repeal the Sustainable Growth Rate formula, payments for physician services under the Medicare fee schedule will be reduced by approximately 20% effective April 1, 2015. Fee reductions will continue to be scheduled annually and will grow to approximately 40% in cumulative reductions by 2016 unless Congress takes action in the future to modify or reform the mechanism by which payment rates are updated.

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

Results of Operations

Three Months Ended March 31, 2014 as Compared to Three Months Ended March 31, 2013

Our net patient service revenue increased $63.6 million, or 12.7%, to $566.3 million for the three months ended March 31, 2014, as compared to $502.7 million for the same period in 2013. Of this $63.6 million increase, $47.9 million, or 75.3%, was attributable to revenue generated from acquisitions completed after December 31, 2012. Same-unit net patient service revenue increased $15.7 million, or 3.1%, for the three months ended March 31, 2014. The change in same-unit net patient service revenue was the result of an increase in revenue of $17.0 million, or 3.4%, related to net reimbursement-related factors, partially offset by a decrease of approximately $1.3 million, or 0.3%, from patient service volumes. The increase in revenue of $17.0 million related to net reimbursement-related factors was primarily due to the favorable impact from the parity revenue recorded, continued improvements in managed care contracting and the flow through of revenue from modest price increases, partially offset by a slight decrease in revenue caused by an increase in the percentage of our patients being enrolled in government-sponsored programs. The net decrease in revenue of $1.3 million from patient service volumes is primarily related to declines in our office-based maternal-fetal medicine practices as well as our hospital-based anesthesia practices, partially offset by growth in our hospital-based neonatology practices and other pediatric services, including newborn nursery, as well as slight growth in our office-based pediatric cardiology practices. The declines in our anesthesia volumes were impacted by the harsh winter weather. Same units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased $42.8 million, or 13.0%, to $372.0 million for the three months ended March 31, 2014, as compared to $329.2 million for the same period in 2013. This $42.8 million increase was primarily attributable to increased costs associated with new physicians and other staff to support acquisition-related growth and growth at existing units, of which $31.2 million was related to salaries and $11.6 million was related to benefits and incentive compensation.

Practice supplies and other operating expenses increased $1.9 million, or 9.8%, to $21.4 million for the three months ended March 31, 2014, as compared to $19.5 million for the same period in 2013. The increase was attributable to practice supply, rent and other costs related to our acquisitions and existing units.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $5.1 million, or 9.6%, to $58.4 million for the three months ended March 31, 2014, as compared to $53.3 million for the same period in 2013. The increase of $5.1 million is attributable to the overall growth of the Company including acquisition-related growth. General and administrative expenses as a percentage of net patient service revenue was 10.3% for the three months ended March 31, 2014, as compared to 10.6% for the three months ended March 31, 2013, and grew at a rate slower than the rate of revenue growth.

Depreciation and amortization expense increased $1.3 million, or 13.4%, to $10.4 million for the three months ended March 31, 2014, as compared to $9.1 million for the same period in 2013. The increase was primarily attributable to the amortization of intangible assets related to acquisitions.

Income from operations increased $12.5 million, or 13.7%, to $104.1 million for the three months ended March 31, 2014, as compared to $91.6 million for the same period in 2013. Our operating margin was 18.4% for the three months ended March 31, 2014, as compared to 18.2% for the same period in 2013. This increase of 17 basis points was primarily due to efficiencies in our general and administrative expenses.

We recorded net interest and other income of $0.3 million for the three months ended March 31, 2014, as compared to a net interest expense of $0.8 million for the same period in 2013. The net increase in interest and other income was primarily due to the favorable impact from a settlement of litigation during the three months ended March 31, 2014. Interest expense for the three months ended March 31, 2014 and 2013 consisted primarily of interest charges, commitment fees and amortized debt costs related to our $800 million amended and restated revolving credit facility (“Line of Credit”) and accretion expense related to our contingent consideration liabilities.

Our effective income tax rate was 39.0% for the three months ended March 31, 2014 and 2013.

Net income increased by 15.0% to $63.7 million for the three months ended March 31, 2014, as compared to $55.4 million for the same period in 2013.

Diluted net income per common and common equivalent share was $0.63 on weighted average shares outstanding of 100.7 million for the three months ended March 31, 2014, as compared to $0.55 on weighted average shares outstanding of 100.8 million for the same period in 2013.

Liquidity and Capital Resources

As of March 31, 2014, we had $19.8 million of cash and cash equivalents on hand as compared to $31.1 million at December 31, 2013. In addition, we had working capital of $173.8 million at March 31, 2014, an increase of $132.5 million from working capital of $41.3 million at December 31, 2013. This net increase in working capital is primarily due to net borrowings on our Line of Credit, year-to-date earnings and proceeds from the issuance of common stock under our stock incentive and stock purchase plans, partially offset by the use of funds for repurchases of our common stock and practice acquisitions.

Our net cash used in operating activities was $49.8 million for the three months ended March 31, 2014, as compared to $18.4 million for the same period in 2013. This net increase in cash used of $31.4 million for the three months ended March 31, 2014 is primarily due to (i) a net decrease in cash flow related to changes in the components of our accounts payable and accrued expenses, consisting primarily of higher incentive compensation payments; and (ii) a net decrease in cash flow related to accounts receivable; partially offset by (iii) improved operating results.

During the three months ended March 31, 2014, accounts receivable increased by $30.3 million, as compared to an increase of $15.8 million for the same period in 2013. The net increases in accounts receivable for the three months ended March 31, 2014 and 2013 are primarily due to increases in accounts receivable related to recent acquisitions.

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

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO was 50.2 days at March 31, 2014 as compared to 46.3 days at December 31, 2013. The increase in DSO is primarily related to the integration of acquired practices.

During the three months ended March 31, 2014, our net cash used in investing activities of $74.2 million included physician practice acquisition payments of $69.4 million, capital expenditures of $4.6 million and net purchases of $0.2 million related to the purchase and maturity of investments. Our capital expenditures were for medical equipment, computer equipment, software, leasehold and other improvements and furniture and fixtures at our office-based practices and our corporate and regional offices.

During the three months ended March 31, 2014, our net cash provided from financing activities of $112.7 million consisted primarily of net borrowings on our Line of Credit of $221.0 million, proceeds from the exercise of employee stock options and the issuance of common stock under our stock purchase plans of $7.4 million and excess tax benefits related to the exercise of employee stock options of $1.9 million, partially offset by the repurchase of $117.0 of our common stock under our share repurchase program and the payment of $0.6 million for contingent consideration liabilities.

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

At March 31, 2014, we had an outstanding principal balance of $248.0 million on our Line of Credit. We also had outstanding letters of credit associated with our professional liability insurance program of $5.3 million which reduced the amount available on our Line of Credit to $546.7 million at March 31, 2014. At March 31, 2014, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under our Line of Credit. We believe we will be in compliance with these covenants throughout 2014.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at March 31, 2014 was $164.4 million, of which $18.6 million is classified as a current liability within accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our Line of Credit is subject to market risk and interest rate changes. Our Line of Credit bears interest at (1) the alternate base rate, which is defined as the highest of (i) the Wells Fargo Bank, National Association prime rate, (ii) the Federal Funds Rate plus 1/2 of 1.000% and (iii) one month LIBOR plus 1.000% or (2) the LIBOR rate, as defined in the Line of Credit, plus, an applicable margin rate ranging from 0.125% to 0.750% for alternate base rate borrowings and 1.125% to 1.750% for LIBOR rate borrowings, in each case based on the Company’s consolidated leverage ratio. The outstanding principal balance on our Line of Credit was $248.0 million at March 31, 2014. Considering this total outstanding balance, a 1.0% change in interest rates would result in an impact to income before taxes of approximately $2.5 million per year.

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

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2014, we repurchased approximately 1,995,350 shares of our common stock in connection with a share repurchase program that was approved by our board of directors in July 2013. All repurchases were made in open market transactions, subject to general economic and market conditions and trading restrictions.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
January 1 – January 31, 2014	50,000	$55.17	50,000	(b	)
February 1 – February 28, 2014	1,315,350	$57.03	1,315,350	(b	)
March 1 – March 31, 2014	630,000	$62.26	630,000	(b	)

Total	1,995,350	$58.63	1,995,350	(b	)

(a)	This amount represents the weighted average price paid per share and includes a per share commission paid for all repurchases.
(b)	The repurchase program allows us to repurchase shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs, which is estimated to be approximately 2.0 million shares per year.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDNAX, INC.

Date: May 1, 2014	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2014	By:	/s/ Vivian Lopez-Blanco
Vivian Lopez-Blanco
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	MEDNAX, Inc. Amended and Restated 2008 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to MEDNAX’s Current Report on Form 8-K dated February 19, 2014).

31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.