Form 10-Q
period 2014-06-30
MEDNAX, INC.
filed 2014-07-31
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

On July 24, 2014, the registrant had outstanding 100,242,398 shares of Common Stock, par value $.01 per share.

MEDNAX, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MEDNAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2014	December 31, 2013
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$17,713	$31,137
Short-term investments	7,568	6,457
Accounts receivable, net	327,410	285,397
Prepaid expenses	7,697	6,361
Deferred income taxes	36,434	30,766
Other assets	10,876	8,007

Total current assets	407,698	368,125
Investments	58,076	57,511
Property and equipment, net	60,178	59,911
Goodwill	2,516,253	2,393,731
Other assets, net	132,295	129,438

Total assets	$3,174,500	$3,008,716

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$241,766	$308,754
Current portion of long-term capital lease obligations	103	92
Income taxes payable	20,938	17,946

Total current liabilities	262,807	326,792
Line of credit	178,500	27,000
Long-term capital lease obligations	90	143
Long-term professional liabilities	143,791	139,367
Deferred income taxes	125,406	111,441
Other liabilities	59,129	60,985

Total liabilities	769,723	665,728

Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000 shares authorized; 100,174 and 101,207 shares issued and outstanding, respectively	1,002	1,012
Additional paid-in capital	884,464	857,953
Retained earnings	1,518,277	1,484,023

Total MEDNAX, Inc. shareholders’ equity	2,403,743	2,342,988
Noncontrolling interests	1,034	—

Total equity	2,404,777	2,342,988

Total liabilities and equity	$3,174,500	$3,008,716

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net patient service revenue	$595,544	$529,180	$1,161,883	$1,031,895

Operating expenses:
Practice salaries and benefits	372,216	331,922	744,256	661,123
Practice supplies and other operating expenses	22,466	19,416	43,882	38,916
General and administrative expenses	60,829	54,601	119,243	107,919
Depreciation and amortization	10,361	9,870	20,732	19,014

Total operating expenses	465,872	415,809	928,113	826,972

Income from operations	129,672	113,371	233,770	204,923
Investment and other income	335	396	1,970	798
Interest expense	(2,188)	(1,673)	(3,559)	(2,862)
Equity in earnings of unconsolidated affiliate	150	—	150	—

Total non-operating expenses	(1,703)	(1,277)	(1,439)	(2,064)

Income before income taxes	127,969	112,094	232,331	202,859
Income tax provision	48,944	42,876	89,646	78,274

Net income	79,025	69,218	142,685	124,585
Less: Net income attributable to noncontrolling interests	(9)	—	(9)	—

Net income attributable to MEDNAX, Inc.	$79,016	$69,218	$142,676	$124,585

Per common and common equivalent share data:
Net income attributable to MEDNAX, Inc.:
Basic	$0.80	$0.70	$1.45	$1.26

Diluted	$0.79	$0.68	$1.42	$1.23

Weighted average common shares:
Basic	98,411	99,116	98,689	98,868

Diluted	99,866	101,098	100,226	100,942

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$142,685	$124,585
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	20,732	19,014
Net change in fair value of contingent consideration liabilities	460	706
Stock-based compensation expense	15,849	15,092
Equity in earnings of unconsolidated affiliate	(150)	—
Deferred income taxes	7,492	16,210
Changes in assets and liabilities:
Accounts receivable	(42,013)	(21,708)
Prepaid expenses and other assets	(3,055)	(2,251)
Other assets	632	179
Accounts payable and accrued expenses	(64,349)	(53,409)
Income taxes payable	3,009	(3,924)
Payments of contingent consideration liabilities	(3,767)	(616)
Long-term professional liabilities	4,424	11,962
Other liabilities	2,472	2,392

Net cash provided from operating activities	84,421	108,232

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(135,497)	(116,944)
Purchases of investments	(9,726)	(14,946)
Proceeds from sales or maturities of investments	8,050	2,263
Purchases of property and equipment	(7,753)	(9,345)

Net cash used in investing activities	(144,926)	(138,972)

Cash flows from financing activities:
Borrowings on line of credit	634,000	565,000
Payments on line of credit	(482,500)	(555,200)
Payments of contingent consideration liabilities	(6,910)	(5,094)
Payments on capital lease obligations	(42)	(53)
Excess tax benefit from exercises of stock options	9,816	7,795
Proceeds from issuance of common stock	18,388	10,175
Contribution from noncontrolling interests	1,025	—
Repurchases of common stock	(126,696)	—

Net cash provided from financing activities	47,081	22,623

Net decrease in cash and cash equivalents	(13,424)	(8,117)
Cash and cash equivalents at beginning of period	31,137	21,280

Cash and cash equivalents at end of period	$17,713	$13,163

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

On June 1, 2014, the Company entered into a joint venture in which it owns a 75% economic interest. The Company has a management agreement with the joint venture and, based on the provisions within the agreement, the Company has determined that the joint venture is a variable interest entity for which the Company is the primary beneficiary as defined in the accounting guidance for consolidation. Accordingly, the financial results of the joint venture are fully consolidated into the Company’s operating results. The equity interests of the outside investor in the equity and results of operations of this consolidated entity are accounted for and presented as noncontrolling interests.

On June 1, 2014, the Company entered into a second joint venture in which it owns a 37.5% economic interest. The Company accounts for this joint venture under the equity method of accounting because the Company exercises significant influence over, but does not control, this entity.

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

New Accounting Pronouncements

There were no new accounting pronouncements issued or effective during the six months ended June 30, 2014, that had or are expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

2.	Cash Equivalents and Investments:

As of June 30, 2014 and December 31, 2013, the Company’s cash equivalents consisted entirely of money market funds with a fair value of $7.2 million and $5.3 million, respectively.

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

Investments held at June 30, 2014 and December 31, 2013 are summarized as follows (in thousands):

	June 30, 2014		December 31, 2013
	Short-Term	Long-Term	Short-Term	Long-Term
Municipal debt securities	$7,075	$35,580	$5,492	$34,495
Federal home loan securities	—	22,248	—	22,520
Certificates of deposit	493	248	965	496

	$7,568	$58,076	$6,457	$57,511

3.	Fair Value Measurements:

In accordance with the accounting guidance for fair value measurements and disclosures, the Company carries its money market funds included in cash and cash equivalents at fair value. In accordance with the three-tier fair value hierarchy under this guidance, the Company determined the fair value using quoted market prices, a Level 1 input as defined under the accounting guidance for fair value measurements. At June 30, 2014 and December 31, 2013, the Company’s money market funds had a carrying amount of $7.2 million and $5.3 million, respectively.

The Company also carries the cash surrender value of life insurance related to its deferred compensation arrangements at fair value. The investments underlying the life insurance contracts consist primarily of exchange-traded equity securities and mutual funds with quoted prices in active markets. In accordance with the three-tier fair value hierarchy, the Company determined the fair value using the cash surrender value of the life insurance, a Level 2 input as defined under the accounting guidance for fair value measurements. At June 30, 2014 and December 31, 2013, the Company’s cash surrender value of life insurance had a carrying amount of $17.2 million and $17.1 million, respectively.

In addition, the Company carries its contingent consideration liabilities related to acquisitions at fair value. In accordance with the three-tier fair value hierarchy, the Company determined the fair value of its contingent consideration liabilities using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3, or unobservable inputs as defined under the accounting guidance for fair value measurements. At June 30, 2014 and December 31, 2013, the Company’s contingent consideration liabilities had a fair value of $32.9 million and $43.0 million, respectively. See Note 5 for more information regarding the Company’s contingent consideration liabilities recorded and paid during the six months ended June 30, 2014.

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

4.	Accounts Receivable:

Accounts receivable, net consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Gross accounts receivable	$1,149,989	$997,682
Allowance for contractual adjustments and uncollectibles	(822,579)	(712,285)

	$327,410	$285,397

5.	Business Acquisitions:

During the six months ended June 30, 2014, the Company completed the acquisition of six physician group practices and a complementary consulting services company for total consideration of $138.6 million, consisting of $135.5 million in cash, $2.4 million in other liabilities and $0.7 million of contingent consideration. In connection with these acquisitions, the Company recorded goodwill of $129.7 million, other intangible assets consisting primarily of physician and hospital agreements of $8.8 million, other assets of $1.2 million and other liabilities of $1.1 million. These acquisitions primarily expanded the Company’s national network of physician practices. The Company expects that $94.9 million of the goodwill recorded during the six months ended June 30, 2014 will be deductible for tax purposes.

The contingent consideration of $0.7 million recorded during the six months ended June 30, 2014 is related to shares of common stock that will vest and an additional cash amount that will become payable in each case based on the achievement of certain performance measures for up to four years ending after the acquisition date. Approximately $0.7 million of the contingent consideration was recorded as equity with the remaining $41,000 recorded as a liability, both at acquisition-date fair value.

In addition, during the six months ended June 30, 2014, the Company paid $10.7 million for contingent consideration related to certain prior-period acquisitions, of which all but the accretion recorded during 2014 was accrued for as of December 31, 2013.

On June 1, 2014, the Company entered into two joint ventures. In connection with the joint venture in which it owns a 75% economic interest, the financial results of the joint venture are fully consolidated into the Company’s operating results and are not material to the Condensed Consolidated Financial Statements. In connection with the joint venture in which the Company owns a 37.5% economic interest, the Company completed a nonmonetary exchange of certain operations with a fair value of $7.7 million as contribution credit in the joint venture. The carrying value of the goodwill transferred of $7.2 million and the fixed assets transferred of $0.5 million approximated the fair value of the contribution to this joint venture, and accordingly no gain or loss was recognized on the transaction. The investment in this joint venture is included in other assets, net as presented in the Company’s Condensed Consolidated Balance Sheet.

The following unaudited pro forma information combines the consolidated results of operations of the Company on a GAAP basis and the acquisitions completed during 2014 and 2013, including adjustments for pro forma amortization and interest expense, as if the transactions had occurred on January 1, 2013 and January 1, 2012, respectively (in thousands, except for per share data):

	Six Months Ended June 30,
	2014	2013
Net patient service revenue	$1,180,246	$1,141,219
Net income	$144,404	$136,067
Net income per common share (1):
Basic	$1.46	$1.38
Diluted	$1.44	$1.35
Weighted average shares (1):
Basic	98,689	98,868
Diluted	100,226	100,942

(1)	The comparison of net income per share is affected by the change in the number of weighted average shares outstanding in each period. The basic and diluted weighted average shares outstanding for the six months ended June 30, 2014 were 98.7 million and 100.2 million, respectively, as compared to 98.9 million and 100.9 million, respectively, for the six months ended June 30, 2013.

The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the periods, nor are they indicative of the results of future combined operations.

6.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Accounts payable	$25,386	$18,605
Accrued salaries and bonuses	118,378	189,439
Accrued payroll taxes and benefits	42,901	43,403
Accrued professional liabilities	19,635	19,324
Accrued contingent consideration	14,545	19,833
Other accrued expenses	20,921	18,150

	$241,766	$308,754

The net decrease in accrued salaries and bonuses of $71.0 million, from $189.4 million at December 31, 2013 to $118.4 million at June 30, 2014, is primarily due to the payment of performance-based incentive compensation, principally to the Company’s physicians, partially offset by performance-based incentive compensation accrued during the six months ended June 30, 2014. A majority of the Company’s payments for performance-based incentive compensation is paid annually in the first quarter.

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

The calculation of shares used in the basic and diluted net income per common share calculation for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average number of common shares outstanding	98,411	99,116	98,689	98,868
Weighted average number of dilutive common share equivalents	1,455	1,982	1,537	2,074

Weighted average number of common and common equivalent shares outstanding	99,866	101,098	100,226	100,942

Antidilutive securities not included in the dilutive earnings per share calculation	—	138	—	68

8.	Stock Incentive Plans and Stock Purchase Plan:

The Company’s Amended and Restated 2008 Incentive Compensation Plan, as amended (the “Amended and Restated 2008 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property.

Under the Amended and Restated 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards vest upon the satisfaction of specified performance-based conditions through December 31, 2018. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the six months ended June 30, 2014, the Company granted 503,336 shares of restricted stock to its employees and 19,917 shares of restricted stock to its non-employee directors under the Amended and Restated 2008 Incentive Plan. At June 30, 2014, the Company had approximately 6.3 million shares available for future grants and awards under the Amended and Restated 2008 Incentive Plan.

Under the Company’s 1996 Non-Qualified Employee Stock Purchase Plan, as amended (the “Non-Qualified Plan”), employees are permitted to purchase the Company’s common stock at 85% of market value on January 1st, April 1st, July 1st and October 1st of each year. In accordance with the provisions of the accounting guidance for stock-based compensation, the Company recognizes stock-based compensation expense for the 15% discount received by participating employees. During the six months ended June 30, 2014, 128,063 shares were issued under the Non-Qualified Plan. At June 30, 2014, the Company had approximately 466,600 shares reserved for issuance under the Non-Qualified Plan.

During the three and six months ended June 30, 2014 and 2013, the Company recognized approximately $7.7 million and $15.8 million, and $7.8 million and $15.1 million, respectively, of stock-based compensation expense. The net excess tax benefit recognized in additional paid-in capital related to the exercise of stock options for the six months ended June 30, 2014 was approximately $9.8 million.

9.	Common Stock Repurchase Programs:

In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Stock Incentive Plans and Non-Qualified Plan. The share repurchase program allows the Company to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. During the six months ended June 30, 2014, the Company repurchased approximately 2.2 million shares of its common stock for approximately $126.7 million. The repurchase program was also expanded to allow for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program.

10.	Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its common stock. The Company has not included an accrual for these matters as of June 30, 2014 in its Condensed Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

During the six months ended June 30, 2014, we completed the acquisition of six physician group practices, consisting of five anesthesiology practices and one neonatology practice, as well as one complementary consulting services company. Based on past results, we expect that we can improve the results of the acquired physician practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as operating and cost savings, based upon the significant infrastructure we have developed. Our results of operations for the six months ended June 30, 2014 include the results of operations for these physician group practices and the consulting services company from their respective dates of acquisition and therefore are not comparable in some respects.

On June 1, 2014, we entered into a joint venture in which we own a 75% economic interest. The joint venture operates as a fully integrated physician practice within the specialties of pediatric cardiology providing services to certain hospital and clinical sites.

On June 1, 2014, we entered into a second joint venture in which we own a 37.5% economic interest. This joint venture operates as a provider-based venture on the campus of a hospital and will provide certain cardiology diagnostic services to inpatients and outpatients of the hospital.

See Note 1 to our Condensed Consolidated Financial Statements in this Quarterly Report for a discussion of our accounting treatment of these joint ventures.

In July 2013, our board of directors authorized the repurchase of shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs. The share repurchase program permits us to make open market purchases from time-to-time based upon general economic and market conditions and trading restrictions. During the six months ended June 30, 2014, we repurchased approximately 2.2 million shares of our common stock for approximately $126.7 million. This repurchase program was also expanded to allow for the repurchase of shares of our common stock to offset the dilutive impact from the issuance of shares, if any, related to our acquisition program.

Although economic conditions in the United States have gradually improved, the number of unemployed and under-employed workers remains significant and economic growth has been slow. During the three months ended June 30, 2014, we experienced a modest favorable shift toward services reimbursed under commercial-payor programs, from government-sponsored programs as compared to the three months ended March 31, 2014. However, in other recent periods, we have experienced variability in our payor mix and there have been shifts toward government-sponsored programs. If economic conditions do not improve or if they deteriorate, we could experience shifts toward government-sponsored programs and patient volumes could decline. Payments received from government-sponsored programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, due to the rising costs of managed care premiums and patient responsibility amounts, coupled with the current economic environment, we may experience increased bad debt due to patients’ inability to pay for certain services. Moreover, it remains too soon to assess the impact on our payor mix from the Patient Protection and Affordable Care Act (the “Affordable Care Act”).

The Affordable Care Act contains a number of provisions that could affect us over the next several years. These provisions include the establishment of health insurance exchanges to facilitate the purchase of qualified health plans, expanding Medicaid eligibility, subsidizing insurance premiums and creating requirements and incentives for businesses to provide healthcare benefits, the effects of which are unpredictable and complex. Other provisions contain changes to healthcare fraud and abuse laws and expand the scope of the Federal False Claims Act. Additionally, in November 2012, the Centers for Medicare & Medicaid Services (“CMS”) adopted a rule under the Affordable Care Act that generally allows physicians who provide eligible primary care services and some preventive health services to be paid at the Medicare reimbursement rates in effect in calendar years 2013 and 2014 instead of state-established Medicaid reimbursement rates. Generally, state Medicaid reimbursement rates are lower than federally-established Medicare rates. During the three and six months ended June 30, 2014, we recognized $16.0 million and $31.0 million, respectively, in parity revenue that contributed approximately $0.05 and $0.09, respectively, to our net income per diluted share, reflecting the impacts from incentive compensation and income taxes.

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

Many of the Affordable Care Act’s most significant reforms, such as the establishment of state-based and federally facilitated insurance exchanges that provide a marketplace for eligible individuals and small employers to purchase healthcare insurance, only became effective in the beginning of 2014. Uninsured persons who did not enroll in healthcare insurance plans by March 31, 2014 will be required to pay a penalty to the Internal Revenue Service, unless a hardship exception applies. Certain states have extended the enrollment deadlines while others have allowed for additional special enrollment periods. The patient responsibility costs related to healthcare plans obtained through the insurance exchanges may be high and could increase in the future, and we may experience increased bad debt due to patients’ inability to pay for certain services.

The Affordable Care Act also allows states to expand their Medicaid programs through an increase in the Medicaid eligibility income limit from a state’s current eligibility levels to 133% of the federal poverty limit. It remains unclear to what extent states will expand their Medicaid programs by raising the income limit to 133% of the federal poverty level. As of June 2014, 21 states have expressed their intent not to expand Medicaid eligibility; however, several states are seeking approval to expand Medicaid eligibility in their states in a manner that is different than set forth under the Affordable Care Act. As a result of this and other uncertainties, we cannot predict whether there will be more uninsured patients in 2014 than anticipated when the Affordable Care Act was enacted. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household income is at or below 133% of the federal poverty level.

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

Results of Operations

Three Months Ended June 30, 2014 as Compared to Three Months Ended June 30, 2013

Our net patient service revenue increased $66.3 million, or 12.5%, to $595.5 million for the three months ended June 30, 2014, as compared to $529.2 million for the same period in 2013. Of this $66.3 million increase, $49.5 million, or 74.7%, was attributable to revenue generated from acquisitions completed after March 31, 2013. Same-unit net patient service revenue increased $16.8 million, or 3.3%, for the three months ended June 30, 2014. The change in same-unit net patient service revenue was the result of an increase in revenue of $13.3 million, or 2.6%, related to net reimbursement-related factors and an increase of approximately $3.5 million, or 0.7%, from patient service volumes. The increase in revenue of $13.3 million related to net reimbursement-related factors was primarily due to the favorable impact from the parity revenue recorded during the three months ended June 30, 2014, continued modest improvements in managed care contracting and a slight increase in revenue caused by an increase in the percentage of our patients being enrolled in commercial-payor programs. The increase in revenue of $3.5 million from patient service volumes is primarily related to growth in our hospital-based anesthesia and neonatology practices as well as in our other pediatric services, partially offset by decreases in our office-based practices.

Practice salaries and benefits increased $40.3 million, or 12.1%, to $372.2 million for the three months ended June 30, 2014, as compared to $331.9 million for the same period in 2013. This $40.3 million increase was primarily attributable to increased costs associated with new physicians and other staff to support acquisition-related growth and growth at existing units, of which $32.1 million was related to salaries and $8.2 million was related to benefits and incentive compensation.

Practice supplies and other operating expenses increased $3.1 million, or 15.7%, to $22.5 million for the three months ended June 30, 2014, as compared to $19.4 million for the same period in 2013. The increase was attributable to practice supply, rent and other costs of $2.1 million at our existing units and $1.0 million related to our acquisitions.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $6.2 million, or 11.4%, to $60.8 million for the three months ended June 30, 2014, as compared to $54.6 million for the same period in 2013. The increase of $6.2 million is attributable to the overall growth of the Company including acquisition-related growth. General and administrative expenses as a percentage of net patient service revenue was 10.2% for the three months ended June 30, 2014, as compared to 10.3% for the same period in 2013, and grew at a rate slower than the rate of revenue growth.

Depreciation and amortization expense increased $0.5 million, or 5.0%, to $10.4 million for the three months ended June 30, 2014, as compared to $9.9 million for the same period in 2013. The increase was primarily attributable to the amortization of intangible assets related to acquisitions.

Income from operations increased $16.3 million, or 14.4%, to $129.7 million for the three months ended June 30, 2014, as compared to $113.4 million for the same period in 2013. Our operating margin was 21.8% for the three months ended June 30, 2014, as compared to 21.4% for the same period in 2013, an increase of 35 basis points.

Net non-operating expenses were $1.7 million for the three months ended June 30, 2014, as compared to $1.3 million for the same period in 2013 and were primarily related to interest expense. Interest expense consists of interest charges, commitment fees and amortized debt costs related to our $800 million amended and restated revolving credit facility (“Line of Credit”) and accretion expense related to our contingent consideration liabilities.

Our effective income tax rate was 38.25% for the three months ended June 30, 2014 and 2013.

Net income attributable to MEDNAX, Inc. increased by 14.2% to $79.0 million for the three months ended June 30, 2014, as compared to $69.2 million for the same period in 2013.

Diluted net income attributable to MEDNAX, Inc. per common and common equivalent share was $0.79 on weighted average shares outstanding of 99.9 million for the three months ended June 30, 2014, as compared to $0.68 on weighted average shares outstanding of 101.1 million for the same period in 2013.

Six Months Ended June 30, 2014 as Compared to Six Months Ended June 30, 2013

Our net patient service revenue increased $130.0 million, or 12.6%, to $1.2 billion for the six months ended June 30, 2014, as compared to $1.0 billion for the same period in 2013. Of this $130.0 million increase, $97.8 million, or 75.2%, was attributable to revenue generated from acquisitions completed after December 31, 2012. Same-unit net patient service revenue increased $32.2 million, or 3.2%, for the six months ended June 30, 2014. The change in same-unit net patient service revenue was the result of an increase of approximately $29.1 million, or 2.9%, related to net reimbursement-related factors and an increase in revenue of $3.1 million, or 0.3%, from patient service volumes. The increase in revenue of $29.1 million related to net reimbursement-related factors was primarily due to the favorable impact from the parity revenue recorded during the six months ended June 30, 2014, continued modest improvements in managed care contracting and the flow through of revenue from modest price increases. The increase in revenue of $3.1 million from patient service volumes is related to growth in our hospital-based neonatal and anesthesia practices as well as our other pediatric physician services, partially offset by decreases in our office-based practices. Same units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased $83.2 million, or 12.6%, to $744.3 million for the six months ended June 30, 2014, as compared to $661.1 million for the same period in 2013. This $83.2 million increase was primarily attributable to increased costs associated with new physicians and other staff to support acquisition-related growth and growth at existing units, of which $63.2 million was related to salaries and $20.0 million was related to benefits and incentive compensation.

Practice supplies and other operating expenses increased $5.0 million, or 12.8%, to $43.9 million for the six months ended June 30, 2014, as compared to $38.9 million for the same period in 2013. The increase was attributable to practice supply, rent and other costs of $3.0 million at our existing units and $2.0 million related to our acquisitions.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $11.3 million, or 10.5%, to $119.2 million for the six months ended June 30, 2014, as compared to $107.9 million for the same period in 2013. This increase of $11.3 million is attributable to the overall growth of the Company, including acquisition-related growth. General and administrative expenses as a percentage of net patient service revenue was 10.3% for the six months ended June 30, 2014, as compared to 10.5% for the six months ended June 30, 2013, and grew at a rate slower than the rate of revenue growth.

Depreciation and amortization expense increased $1.7 million, or 9.0%, to $20.7 million for the six months ended June 30, 2014, as compared to $19.0 million for the same period in 2013. The increase was primarily attributable to the amortization of intangible assets related to acquisitions.

Income from operations increased $28.9 million, or 14.1%, to $233.8 million for the six months ended June 30, 2014, as compared to $204.9 million for the same period in 2013. Our operating margin increased to 20.1% for the six months ended June 30, 2014, as compared to 19.9% for the same period in 2013.

Net non-operating expenses were $1.4 million for the six months ended June 30, 2014, as compared to $2.1 million for the same period in 2013 and were primarily related to interest expense. Interest expense consists of interest charges, commitment fees and amortized debt costs related to our Line of Credit and accretion expense. The six months ended June 30, 2014 included other income related the favorable settlement of litigation.

Our effective income tax rate was 38.6% for the six months ended June 30, 2014 and 2013.

Net income attributable to MEDNAX, Inc. increased by 14.5% to $142.7 million for the six months ended June 30, 2014, as compared to $124.6 million for the same period in 2013.

Diluted net income attributable to MEDNAX, Inc. per common and common equivalent share was $1.42 on weighted average shares outstanding of 100.2 million for the six months ended June 30, 2014, as compared to $1.23 on weighted average shares outstanding of 101.0 million for the same period in 2013.

Liquidity and Capital Resources

As of June 30, 2014, we had $17.7 million of cash and cash equivalents on hand as compared to $31.1 million at December 31, 2013. In addition, we had working capital of $144.9 million at June 30, 2014, an increase of $103.6 million from working capital of $41.3 million at December 31, 2013. This net increase in working capital is primarily due to net borrowings on our Line of Credit, year-to-date earnings and proceeds from the issuance of common stock under our stock incentive and stock purchase plans, partially offset by the use of funds for repurchases of our common stock and practice acquisitions.

Our net cash provided from operating activities was $84.4 million for the six months ended June 30, 2014, as compared to $108.2 million for the same period in 2013. This net decrease of $23.8 million for the six months ended June 30, 2014 is primarily due to (i) a net decrease in cash flow related to accounts receivable and (ii) a net decrease in cash flow related to changes in the components of our accounts payable and accrued expenses, consisting primarily of higher incentive compensation payments; partially offset by (iii) improved operating results.

During the six months ended June 30, 2014, accounts receivable increased by $42.0 million, as compared to an increase of $21.7 million for the same period in 2013. The net increases in accounts receivable for the six months ended June 30, 2014 and 2013 are primarily due to increases in accounts receivable related to acquisitions.

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

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO was 50.0 days at June 30, 2014 as compared to 46.3 days at December 31, 2013. The increase in DSO is primarily related to the integration of acquired practices.

During the six months ended June 30, 2014, our net cash used in investing activities of $144.9 million included physician practice acquisition payments of $135.5 million, capital expenditures of $7.7 million and net purchases of $1.7 million related to the purchase and maturity of investments. Our capital expenditures were for medical equipment, computer equipment, software, leasehold and other improvements and furniture and fixtures at our office-based practices and our corporate and regional offices.

During the six months ended June 30, 2014, our net cash provided from financing activities of $47.1 million consisted primarily of net borrowings on our Line of Credit of $151.5 million, proceeds from the exercise of employee stock options and the issuance of common stock under our stock purchase plans of $18.4 million and excess tax benefits related to the exercise of employee stock options of $9.8 million, partially offset by the repurchase of $126.7 million of our common stock under our share repurchase program and the payment of $6.9 million for contingent consideration liabilities.

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

At June 30, 2014, we had an outstanding principal balance of $178.5 million on our Line of Credit. We also had outstanding letters of credit associated with our professional liability insurance program of $0.3 million which reduced the amount available on our Line of Credit to $621.2 million at June 30, 2014. At June 30, 2014, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under our Line of Credit. We believe we will be in compliance with these covenants throughout 2014.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at June 30, 2014 was $163.4 million, of which $19.6 million is classified as a current liability within accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our Line of Credit is subject to market risk and interest rate changes. Our Line of Credit bears interest at (1) the alternate base rate, which is defined as the highest of (i) the Wells Fargo Bank, National Association prime rate, (ii) the Federal Funds Rate plus 1/2 of 1.000% and (iii) one month LIBOR plus 1.000% or (2) the LIBOR rate, as defined in the Line of Credit, plus, an applicable margin rate ranging from 0.125% to 0.750% for alternate base rate borrowings and 1.125% to 1.750% for LIBOR rate borrowings, in each case based on the Company’s consolidated leverage ratio. The outstanding principal balance on our Line of Credit was $178.5 million at June 30, 2014. Considering this total outstanding balance, a 1.0% change in interest rates would result in an impact to income before taxes of approximately $1.8 million per year.

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

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 2, 2014, we issued an aggregate of 11,777 shares of our common stock as contingent consideration to certain sellers in connection with an acquisition. The shares are subject to forfeiture unless the acquired entity achieves certain performance measures over a four year period. The shares of common stock were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

During the three months ended June 30, 2014, we repurchased approximately 155,000 shares of our common stock in connection with a share repurchase program that was approved by our board of directors in July 2013. All repurchases were made in open market transactions, subject to general economic and market conditions and trading restrictions.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
April 1 – April 30, 2014	155,000	$62.63	155,000	(b	)
May 1 – May 31, 2014	—	$—	—	(b	)
June 1 – June 30, 2014	—	$—	—	(b	)

Total	155,000	$62.63	155,000	(b	)

(a)	This amount represents the weighted average price paid per share and includes a per share commission paid for all repurchases.
(b)	The repurchase program allows us to repurchase shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs, which is estimated to be approximately 2.0 million shares per year.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDNAX, INC.

Date: July 31, 2014	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2014	By:	/s/ Vivian Lopez-Blanco
Vivian Lopez-Blanco
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.