Form 10-Q
period 2014-09-30
MEDNAX, INC.
filed 2014-10-30
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

On October 24, 2014, the registrant had outstanding 100,415,921 shares of Common Stock, par value $.01 per share.

MEDNAX, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDNAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$71,822	$31,137
Short-term investments	7,281	6,457
Accounts receivable, net	345,169	285,397
Prepaid expenses	8,778	6,361
Deferred income taxes	37,193	30,766
Other assets	10,818	8,007

Total current assets	481,061	368,125
Investments	61,791	57,511
Property and equipment, net	63,596	59,911
Goodwill	2,659,331	2,393,731
Other assets, net	212,438	129,438

Total assets	$3,478,217	$3,008,716

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$300,321	$308,754
Current portion of long-term capital lease obligations	349	92
Income taxes payable	28,610	17,946

Total current liabilities	329,280	326,792
Line of credit	287,500	27,000
Long-term capital lease obligations	651	143
Long-term professional liabilities	148,942	139,367
Deferred income taxes	152,225	111,441
Other liabilities	54,507	60,985

Total liabilities	973,105	665,728

Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000 shares authorized; 100,346 and 101,207 shares issued and outstanding, respectively	1,003	1,012
Additional paid-in capital	898,560	857,953
Retained earnings	1,604,484	1,484,023

Total MEDNAX, Inc. shareholders’ equity	2,504,047	2,342,988
Noncontrolling interests	1,065	—

Total equity	2,505,112	2,342,988

Total liabilities and equity	$3,478,217	$3,008,716

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenue	$626,506	$554,730	$1,788,389	$1,586,625
Operating expenses:
Practice salaries and benefits	394,794	346,879	1,139,050	1,008,002
Practice supplies and other operating expenses	21,570	19,445	65,452	58,361
General and administrative expenses	60,643	54,654	179,886	162,573
Depreciation and amortization	11,356	10,461	32,088	29,475

Total operating expenses	488,363	431,439	1,416,476	1,258,411

Income from operations	138,143	123,291	371,913	328,214
Investment and other income	563	372	2,533	1,170
Interest expense	(2,019)	(1,507)	(5,578)	(4,369)
Equity in earnings of unconsolidated affiliate	725	—	875	—

Total non-operating expenses	(731)	(1,135)	(2,170)	(3,199)

Income before income taxes	137,412	122,156	369,743	325,015
Income tax provision	51,174	45,198	140,820	123,472

Net income	86,238	76,958	228,923	201,543
Less: Net income attributable to noncontrolling interests	(31)	—	(40)	—

Net income attributable to MEDNAX, Inc.	$86,207	$76,958	$228,883	$201,543

Per common and common equivalent share data:
Net income attributable to MEDNAX, Inc.:
Basic	$0.87	$0.77	$2.32	$2.04

Diluted	$0.86	$0.76	$2.28	$2.00

Weighted average common shares:
Basic	99,088	99,506	98,791	99,022

Diluted	100,145	101,178	100,168	100,962

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$228,923	$201,543
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	32,088	29,475
Net change in fair value of contingent consideration liabilities	(506)	1,316
Stock-based compensation expense	23,914	23,189
Equity in earnings of unconsolidated affiliate	(875)	—
Deferred income taxes	10,410	19,340
Changes in assets and liabilities:
Accounts receivable	(49,996)	(24,748)
Prepaid expenses and other assets	(3,168)	(911)
Other assets	1,680	(3,008)
Accounts payable and accrued expenses	(12,573)	(3,343)
Income taxes payable	5,502	4,866
Payments of contingent consideration liabilities	(3,851)	(630)
Long-term professional liabilities	9,575	17,349
Other liabilities	2,711	1,711

Net cash provided from operating activities	243,834	266,149

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(346,071)	(193,545)
Purchases of investments	(19,604)	(18,866)
Proceeds from sales or maturities of investments	14,500	6,313
Purchases of property and equipment	(11,405)	(12,684)

Net cash used in investing activities	(362,580)	(218,782)

Cash flows from financing activities:
Borrowings on line of credit	1,084,000	832,000
Payments on line of credit	(823,500)	(852,500)
Payments of contingent consideration liabilities	(9,550)	(5,680)
Payments on capital lease obligations	(84)	(76)
Excess tax benefit from exercises of stock options	11,159	10,357
Proceeds from issuance of common stock	24,140	15,357
Contribution from noncontrolling interests	1,025	—
Repurchases of common stock	(127,759)	(51,863)

Net cash provided from (used in) financing activities	159,431	(52,405)

Net increase (decrease) in cash and cash equivalents	40,685	(5,038)
Cash and cash equivalents at beginning of period	31,137	21,280

Cash and cash equivalents at end of period	$71,822	$16,242

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

New Accounting Pronouncements

In May 2014, the accounting guidance related to revenue recognition was amended to outline a single, comprehensive model for accounting for revenue from contracts with customers. While the new guidance supersedes existing revenue recognition guidance, it closely aligns with current GAAP. The new guidance will become effective for the Company on January 1, 2017, and early adoption is not permitted. The Company is currently evaluating the impact, if any, the adoption of this guidance will have on the Company’s Condensed Consolidated Financial Statements.

2.	Cash Equivalents and Investments:

As of September 30, 2014 and December 31, 2013, the Company’s cash equivalents consisted entirely of money market funds with a fair value of $5.5 million and $5.3 million, respectively.

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

Investments held at September 30, 2014 and December 31, 2013 are summarized as follows (in thousands):

	September 30, 2014		December 31, 2013
	Short-Term	Long-Term	Short-Term	Long-Term
Municipal debt securities	$7,033	$35,282	$5,492	$34,495
Federal home loan securities	—	26,016	—	22,520
Certificates of deposit	248	493	965	496

	$7,281	$61,791	$6,457	$57,511

3.	Fair Value Measurements:

In accordance with the accounting guidance for fair value measurements and disclosures, the Company carries its money market funds included in cash and cash equivalents at fair value. In accordance with the three-tier fair value hierarchy under this guidance, the Company determined the fair value using quoted market prices, a Level 1 input as defined under the accounting guidance for fair value measurements. At September 30, 2014 and December 31, 2013, the Company’s money market funds had a carrying amount of $5.5 million and $5.3 million, respectively.

The Company also carries the cash surrender value of life insurance related to its deferred compensation arrangements at fair value. The investments underlying the life insurance contracts consist primarily of exchange-traded equity securities and mutual funds with quoted prices in active markets. In accordance with the three-tier fair value hierarchy, the Company determined the fair value using the cash surrender value of the life insurance, a Level 2 input as defined under the accounting guidance for fair value measurements. At September 30, 2014 and December 31, 2013, the Company’s cash surrender value of life insurance had a carrying amount of $15.9 million and $17.1 million, respectively.

In addition, the Company carries its contingent consideration liabilities related to acquisitions at fair value. In accordance with the three-tier fair value hierarchy, the Company determined the fair value of its contingent consideration liabilities using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3, or unobservable inputs as defined under the accounting guidance for fair value measurements. At September 30, 2014 and December 31, 2013, the Company’s contingent consideration liabilities had a fair value of $29.2 million and $43.0 million, respectively. See Note 5 for more information regarding the Company’s contingent consideration liabilities recorded and paid during the nine months ended September 30, 2014.

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

4.	Accounts Receivable:

Accounts receivable, net consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Gross accounts receivable	$1,202,549	$997,682
Allowance for contractual adjustments and uncollectibles	(857,380)	(712,285)

	$345,169	$285,397

5.	Business Acquisitions:

During the nine months ended September 30, 2014, the Company completed the acquisition of seven physician group practices, a complementary revenue cycle management company as well as a consulting services company for total consideration of $346.8 million, consisting of $346.1 million in cash and $0.7 million of contingent consideration.

The Company’s allocation of purchase price is as follows:

Current assets	$11.8
Property and equipment	3.6
Goodwill	272.8
Other intangible assets	97.6
Current liabilities	(14.4)
Deferred income tax liabilities – long-term	(23.9)
Other long-term liabilities	(0.7)

$346.8

The physician practice acquisitions expanded the Company’s national network of physician practices while the acquisitions of the complementary services businesses will function as support for the Company’s physician practices as well as outsourced service capabilities.

Other intangible assets consist primarily of customer relationships, physician and hospital agreements and trade names. The Company has not yet completed the process of determining the fair value of intangible assets acquired during the three months ended September 30, 2014 and has recorded provisional estimates for such assets. This valuation will be completed within the measurement period, and management does not believe the additional adjustments will be material. The Company expects that $108.6 million of the goodwill recorded during the nine months ended September 30, 2014 will be deductible for tax purposes.

The contingent consideration of $0.7 million recorded during the nine months ended September 30, 2014 is related to shares of common stock that will vest and an additional cash amount that will become payable in each case based on the achievement of certain performance measures for up to four years ending after the acquisition date. Approximately $0.7 million of the contingent consideration was recorded as equity with the remaining $41,000 recorded as a liability, both at acquisition-date fair value.

In addition, during the nine months ended September 30, 2014, the Company paid $13.4 million for contingent consideration related to certain prior-period acquisitions, of which all but the accretion recorded during 2014 was accrued as of December 31, 2013.

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

The following unaudited pro forma information combines the consolidated results of operations of the Company on a GAAP basis and the acquisitions completed during 2014 and 2013, including adjustments for pro forma amortization and interest expense, as if the transactions had occurred on January 1, 2013 and January 1, 2012, respectively (in thousands, except for per share data):

	Nine Months Ended September 30,
	2014	2013
Net revenue	$1,870,039	$1,799,726
Net income	$233,175	$217,019
Net income per common share (1):
Basic	$2.36	$2.19
Diluted	$2.33	$2.15
Weighted average shares (1):
Basic	98,791	99,022
Diluted	100,168	100,962

(1)	The comparison of net income per share is affected by the change in the number of weighted average shares outstanding in each period. The basic and diluted weighted average shares outstanding for the nine months ended September 30, 2014 were 98.8 million and 100.2 million, respectively, as compared to 99.0 million and 101.0 million, respectively, for the nine months ended September 30, 2013.

The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the periods, nor are they indicative of the results of future combined operations.

6.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Accounts payable	$22,174	$18,605
Accrued salaries and bonuses	170,855	189,439
Accrued payroll taxes and benefits	51,585	44,131
Accrued professional liabilities	18,693	19,324
Accrued contingent consideration	14,916	19,833
Other accrued expenses	22,098	17,422

	$300,321	$308,754

The net decrease in accrued salaries and bonuses of $18.6 million, from $189.4 million at December 31, 2013 to $170.8 million at September 30, 2014, is primarily due to the payment of performance-based incentive compensation, principally to the Company’s physicians, partially offset by performance-based incentive compensation accrued during the nine months ended September 30, 2014. A majority of the Company’s payments for performance-based incentive compensation is paid annually in the first quarter.

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

The calculation of shares used in the basic and diluted net income per common share calculation for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average number of common shares outstanding	99,088	99,506	98,791	99,022
Weighted average number of dilutive common share equivalents	1,057	1,672	1,377	1,940

Weighted average number of common and common equivalent shares outstanding	100,145	101,178	100,168	100,962

Antidilutive securities not included in the dilutive earnings per share calculation	—	—	—	46

8.	Stock Incentive Plans and Stock Purchase Plan:

The Company’s Amended and Restated 2008 Incentive Compensation Plan, as amended (the “Amended and Restated 2008 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property.

Under the Amended and Restated 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards vest upon the satisfaction of specified performance-based conditions through December 31, 2018. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the nine months ended September 30, 2014, the Company granted 504,210 shares of restricted stock to its employees and 19,917 shares of restricted stock to its non-employee directors under the Amended and Restated 2008 Incentive Plan. At September 30, 2014, the Company had approximately 6.3 million shares available for future grants and awards under the Amended and Restated 2008 Incentive Plan.

Under the Company’s 1996 Non-Qualified Employee Stock Purchase Plan, as amended (the “Non-Qualified Plan”), employees are permitted to purchase the Company’s common stock at 85% of market value on January 1st, April 1st, July 1st and October 1st of each year. In accordance with the provisions of the accounting guidance for stock-based compensation, the Company recognizes stock-based compensation expense for the 15% discount received by participating employees. During the nine months ended September 30, 2014, 192,799 shares were issued under the Non-Qualified Plan. At September 30, 2014, the Company had approximately 401,900 shares reserved for issuance under the Non-Qualified Plan.

During the three and nine months ended September 30, 2014 and 2013, the Company recognized approximately $8.1 million and $23.9 million, and $8.1 million and $23.2 million, respectively, of stock-based compensation expense. The net excess tax benefit recognized in additional paid-in capital related to the exercise of stock options for the nine months ended September 30, 2014 was approximately $11.2 million.

9.	Common Stock Repurchases:

In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Stock Incentive Plans and Non-Qualified Plan. The share repurchase program allows the Company to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. During the nine months ended September 30, 2014, the Company repurchased approximately 2.2 million shares of its common stock for approximately $127.8 million, including 18,282 shares withheld to satisfy minimum statutory tax withholding obligations of $1.1 million in connection with the vesting of restricted stock units during the three months ended September 30, 2014. The repurchase program was also expanded to allow for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program.

10.	Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its common stock. The Company has not included an accrual for these matters as of September 30, 2014 in its Condensed Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

11.	Subsequent Event:

On October 29, 2014, the Company entered into a new credit agreement (the “New Credit Agreement”), which replaces the Company’s amended and restated credit agreement. The New Credit Agreement provides for a $1.3 billion unsecured revolving credit facility and a $200 million term loan and includes a $75 million sub-facility for swingline loans and a $37.5 million sub-facility for the issuance of letters of credit. The new credit facility matures on October 29, 2019 and is guaranteed by substantially all of the Company’s subsidiaries and affiliated professional associations and corporations. At the Company’s option, borrowings under the New Credit Agreement (other than swingline loans) will bear interest at (i) the alternate base rate (defined as the higher of (a) the prime rate, (b) the Federal Funds Rate plus 1/2 of 1.00% and (c) LIBOR for an interest period of one month plus 1.00%) plus an applicable margin rate ranging from 0.125% to 0.750% based on the Company’s consolidated leverage ratio or (ii) the LIBOR rate plus an applicable margin rate ranging from 1.125% to 1.750% based on the Company’s consolidated leverage ratio. Swingline loans will bear interest at the alternate base rate plus the applicable margin. The New Credit Agreement also calls for other customary fees and charges, including an unused commitment fee ranging from 0.150% to 0.300% of the unused lending commitments, based on the Company’s consolidated leverage ratio.

The New Credit Agreement contains customary covenants and restrictions, including covenants that require the Company to maintain a minimum interest charge ratio, not to exceed a specified consolidated leverage ratio and to comply with laws, and restrictions on the ability of the Company to pay dividends and make certain other distributions, as specified therein. Failure to comply with these covenants would constitute an event of default under the New Credit Agreement, notwithstanding the ability of the Company to meet its debt service obligations. The New Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the New Credit Agreement.

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

Overview

MEDNAX is a leading provider of physician services including newborn, anesthesia, maternal-fetal and other pediatric subspecialties. Our national network is composed of affiliated physicians, including those who provide neonatal clinical care in 34 states and Puerto Rico, primarily within hospital-based neonatal intensive care units, to babies born prematurely or with medical complications. We also have physicians who provide anesthesia care to patients in connection with surgical and other procedures as well as pain management. In addition, we have affiliated physicians who provide maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies in many areas where our affiliated neonatal physicians practice. In addition, our network includes other pediatric subspecialists, including those who provide pediatric cardiology care, pediatric intensive care, hospital-based pediatric care and pediatric surgical care. In addition to our national physician network, we recently added two complementary businesses that offer services to medical providers, including ours, consisting of a revenue cycle management company and a consulting services company.

During the nine months ended September 30, 2014, we completed the acquisition of seven physician group practices, consisting of six anesthesiology practices and one neonatology practice. We also completed the acquisition of two complementary services businesses, consisting of a revenue cycle management company and a consulting services company. Based on past results, we expect that we can improve the results of the acquired physician practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as operating and cost savings, based upon the significant infrastructure we have developed. We also expect that the development of our services offerings will function as support for our own physician practices as well as an outsourced services capability. Our results of operations for the nine months ended September 30, 2014 include the results of operations for these acquisitions from their respective dates of acquisition and therefore are not comparable in some respects.

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

In July 2013, our board of directors authorized the repurchase of shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs. The share repurchase program permits us to make open market purchases from time-to-time based upon general economic and market conditions and trading restrictions. During the nine months ended September 30, 2014, we repurchased approximately 2.2 million shares of our common stock for approximately $127.8 million. This repurchase program was also expanded to allow for the repurchase of shares of our common stock to offset the dilutive impact from the issuance of shares, if any, related to our acquisition program.

On October 30, 2014, we announced that our board of directors had authorized the repurchase of up to $600.0 million of shares of our common stock in addition to our existing share repurchase program. We intend to utilize various methods to effect the additional share repurchases, including, among others, open market purchases, which are expected to commence in the near term, as well as an accelerated share repurchase program. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

Although economic conditions in the United States have gradually improved, the number of unemployed and under-employed workers remains significant and economic growth has been slow. During the three months ended September 30, 2014, we experienced a slight shift toward services reimbursed under government-sponsored programs, from commercial-payor programs, as compared to the three months ended September 30, 2013. In other recent periods, we have experienced variability in our payor mix and there have been shifts toward commercial-sponsored programs. If economic conditions do not improve or if they deteriorate, we could experience shifts toward government-sponsored programs and patient volumes could decline. Payments received from government-sponsored programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, due to the rising costs of managed care premiums and patient responsibility amounts, coupled with the current economic environment, we may experience increased bad debt due to patients’ inability to pay for certain services. Moreover, it remains too soon to assess the impact on our payor mix from the Patient Protection and Affordable Care Act (the “Affordable Care Act”).

The Affordable Care Act contains a number of provisions that could affect us over the next several years. These provisions include the establishment of health insurance exchanges to facilitate the purchase of qualified health plans, expanding Medicaid eligibility, subsidizing insurance premiums and creating requirements and incentives for businesses to provide healthcare benefits, the effects of which are unpredictable and complex. Other provisions contain changes to healthcare fraud and abuse laws and expand the scope of the Federal False Claims Act. Additionally, in November 2012, the Centers for Medicare & Medicaid Services (“CMS”) adopted a rule under the Affordable Care Act that generally allows physicians who provide eligible primary care services and some preventive health services to be paid at the Medicare reimbursement rates in effect in calendar years 2013 and 2014 instead of state-established Medicaid reimbursement rates (“parity revenue”). Generally, state Medicaid reimbursement rates are lower than federally-established Medicare rates. During the three and nine months ended September 30, 2014, we recognized $17.2 million and $48.2 million, respectively, in parity revenue that contributed approximately $0.05 and $0.15, respectively, to our net income per diluted share, reflecting the impacts from incentive compensation and income taxes.

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

Many of the Affordable Care Act’s most significant reforms, such as the establishment of state-based and federally facilitated insurance exchanges that provide a marketplace for eligible individuals and small employers to purchase healthcare insurance, only became effective in the beginning of 2014. Uninsured persons who did not enroll in healthcare insurance plans by March 31, 2014 were required to pay a penalty to the Internal Revenue Service, unless a hardship exception applied. The patient responsibility costs related to healthcare plans obtained through the insurance exchanges may be high and could increase in the future, and we may experience increased bad debt due to patients’ inability to pay for certain services.

The Affordable Care Act also allows states to expand their Medicaid programs through an increase in the Medicaid eligibility income limit from a state’s current eligibility levels to 133% of the federal poverty limit. It remains unclear to what extent states will expand their Medicaid programs by raising the income limit to 133% of the federal poverty level. As of September 2014, 23 states have expressed their intent not to expand Medicaid eligibility; however, several states are seeking approval to expand Medicaid eligibility in their states in a manner that is different than set forth under the Affordable Care Act. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household income is at or below 133% of the federal poverty level.

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

Results of Operations

Three Months Ended September 30, 2014 as Compared to Three Months Ended September 30, 2013

Our net revenue increased $71.8 million, or 12.9%, to $626.5 million for the three months ended September 30, 2014, as compared to $554.7 million for the same period in 2013. Of this $71.8 million increase, $44.5 million, or 62.0%, was attributable to revenue generated from acquisitions completed after June 30, 2013. Same-unit net revenue increased $27.2 million, or 5.0%, for the three months ended September 30, 2014. The change in same-unit net revenue was the result of an increase in revenue of $15.9 million, or 2.9%, related to net reimbursement-related factors and an increase of approximately $11.3 million, or 2.1%, from patient service volumes. The increase in revenue of $15.9 million related to net reimbursement-related factors was primarily due to the favorable impact from the parity revenue recorded during the three months ended September 30, 2014 and continued modest improvements in managed care contracting, partially offset by a decrease in revenue caused by an increase in the percentage of our patients being enrolled in government-sponsored programs. The increase in revenue of $11.3 million from patient service volumes is primarily related to solid growth in our hospital-based anesthesia and neonatology practices as well as in our other pediatric services, partially offset by decreases in our office-based practices. Same units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased $47.9 million, or 13.8%, to $394.8 million for the three months ended September 30, 2014, as compared to $346.9 million for the same period in 2013. This $47.9 million increase was primarily attributable to increased costs associated with new physicians and other staff to support acquisition-related growth and growth at existing units, of which $32.0 million was related to salaries and $15.9 million was related to benefits and incentive compensation.

Practice supplies and other operating expenses increased $2.2 million, or 10.9%, to $21.6 million for the three months ended September 30, 2014, as compared to $19.4 million for the same period in 2013. The increase was attributable to practice supply, rent and other costs of $1.7 million related to our acquisitions and $0.5 million at our existing units.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $5.9 million, or 11.0%, to $60.6 million for the three months ended September 30, 2014, as compared to $54.7 million for the same period in 2013. The increase of $5.9 million is attributable to the overall growth of the Company including acquisition-related growth. General and administrative expenses as a percentage of net revenue was 9.7% for the three months ended September 30, 2014, as compared to 9.9% for the same period in 2013, and grew at a rate slower than the rate of revenue growth.

Depreciation and amortization expense increased $0.9 million, or 8.6%, to $11.4 million for the three months ended September 30, 2014, as compared to $10.5 million for the same period in 2013. The increase was primarily attributable to the amortization of intangible assets related to acquisitions.

Income from operations increased $14.8 million, or 12.0%, to $138.1 million for the three months ended September 30, 2014, as compared to $123.3 million for the same period in 2013. Our operating margin was 22.0% for the three months ended September 30, 2014, as compared to 22.2% for the same period in 2013, a decrease of 18 basis points.

Net non-operating expenses were $0.7 million for the three months ended September 30, 2014, as compared to $1.1 million for the same period in 2013 and were primarily related to interest expense, partially offset by equity in earnings of an unconsolidated affiliate and investment income. Interest expense consists of interest charges, commitment fees and amortized debt costs related to our $800 million amended and restated revolving credit facility (“Line of Credit”) and accretion expense related to our contingent consideration liabilities.

Our effective income tax rate was 37.2% for the three months ended September 30, 2014, as compared to 37.0% for the three months ended September 30, 2013.

Net income attributable to MEDNAX, Inc. increased by 12.0% to $86.2 million for the three months ended September 30, 2014, as compared to $77.0 million for the same period in 2013.

Diluted net income attributable to MEDNAX, Inc. per common and common equivalent share was $0.86 on weighted average shares outstanding of 100.1 million for the three months ended September 30, 2014, as compared to $0.76 on weighted average shares outstanding of 101.2 million for the same period in 2013. The decrease in the weighted average shares outstanding is related to the shares of common stock repurchased under our share repurchase program.

Nine Months Ended September 30, 2014 as Compared to Nine Months Ended September 30, 2013

Our net revenue increased $201.8 million, or 12.7%, to $1.8 billion for the nine months ended September 30, 2014, as compared to $1.6 billion for the same period in 2013. Of this $201.8 million increase, $146.8 million, or 72.7%, was attributable to revenue generated from acquisitions completed after December 31, 2012. Same-unit net revenue increased $55.0 million, or 3.6%, for the nine months ended September 30, 2014. The change in same-unit net revenue was the result of an increase of approximately $40.4 million, or 2.6%, related to net reimbursement-related factors and an increase in revenue of $14.6 million, or 1.0%, from patient service volumes. The increase in revenue of $40.4 million related to net reimbursement-related factors was primarily due to the favorable impact from the parity revenue recorded during the nine months ended September 30, 2014, the flow through of revenue from modest price increases and continued modest improvements in managed care contracting, partially offset by a decrease in revenue caused by an increase in the percentage of our patients being enrolled in government-sponsored programs. The increase in revenue of $14.6 million from patient service volumes is related to growth in our hospital-based anesthesia and neonatal practices as well as our other pediatric physician services, partially offset by decreases in our office-based practices. Same units are those units at which we provided services for the entire current period and the entire comparable period.

Practice salaries and benefits increased $131.0 million, or 13.0%, to $1.1 billion for the nine months ended September 30, 2014, as compared to $1.0 billion for the same period in 2013. This $131.0 million increase was primarily attributable to increased costs associated with new physicians and other staff to support acquisition-related growth and growth at existing units, of which $95.2 million was related to salaries and $35.8 million was related to benefits and incentive compensation.

Practice supplies and other operating expenses increased $7.1 million, or 12.2%, to $65.5 million for the nine months ended September 30, 2014, as compared to $58.4 million for the same period in 2013. The increase was attributable to practice supply, rent and other costs of $3.7 million at our existing units and $3.4 million related to our acquisitions.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $17.3 million, or 10.7%, to $179.9 million for the nine months ended September 30, 2014, as compared to $162.6 million for the same period in 2013. This increase of $17.3 million is attributable to the overall growth of the Company, including acquisition-related growth. General and administrative expenses as a percentage of net revenue was 10.1% for the nine months ended September 30, 2014, as compared to 10.2% for the nine months ended September 30, 2013, and grew at a rate slower than the rate of revenue growth.

Depreciation and amortization expense increased $2.6 million, or 8.9%, to $32.1 million for the nine months ended September 30, 2014, as compared to $29.5 million for the same period in 2013. The increase was primarily attributable to the amortization of intangible assets related to acquisitions.

Income from operations increased $43.7 million, or 13.3%, to $371.9 million for the nine months ended September 30, 2014, as compared to $328.2 million for the same period in 2013. Our operating margin increased by 11 basis points to 20.8% for the nine months ended September 30, 2014, as compared to 20.7% for the same period in 2013.

Net non-operating expenses were $2.2 million for the nine months ended September 30, 2014, as compared to $3.2 million for the same period in 2013 and were primarily related to interest expense, partially offset by other income, investment income and equity in earnings of an unconsolidated affiliate. Interest expense consists of interest charges, commitment fees and amortized debt costs related to our Line of Credit and accretion expense. Other income during the nine months ended September 30, 2014 included the favorable settlement of litigation.

Our effective income tax rate was 38.1% for the nine months ended September 30, 2014, as compared to 38.0% for the nine months ended September 30, 2013.

Net income attributable to MEDNAX, Inc. increased by 13.6% to $228.9 million for the nine months ended September 30, 2014, as compared to $201.5 million for the same period in 2013.

Diluted net income attributable to MEDNAX, Inc. per common and common equivalent share was $2.28 on weighted average shares outstanding of 100.2 million for the nine months ended September 30, 2014, as compared to $2.00 on weighted average shares outstanding of 101.0 million for the same period in 2013. The decrease in the weighted average shares outstanding is related to the shares of common stock repurchased under our share repurchase program.

Liquidity and Capital Resources

As of September 30, 2014, we had $71.8 million of cash and cash equivalents on hand as compared to $31.1 million at December 31, 2013. In addition, we had working capital of $151.8 million at September 30, 2014, an increase of $110.5 million from working capital of $41.3 million at December 31, 2013. This net increase in working capital is primarily due to net borrowings on our Line of Credit, year-to-date earnings and proceeds from the issuance of common stock under our stock incentive and stock purchase plans, partially offset by the use of funds for acquisitions and repurchases of our common stock.

Our net cash provided from operating activities was $243.8 million for the nine months ended September 30, 2014, as compared to $266.1 million for the same period in 2013. This net decrease of $22.3 million for the nine months ended September 30, 2014 is primarily due to (i) a net decrease in cash flow related to accounts receivable and (ii) a net decrease in cash flow related to changes in the components of our accounts payable and accrued expenses; partially offset by (iii) improved operating results.

During the nine months ended September 30, 2014, accounts receivable increased by $59.8 million, as compared to an increase of $24.7 million for the same period in 2013. The net increases in accounts receivable for the nine months ended September 30, 2014 and 2013 are primarily due to increases in accounts receivable related to acquisitions as well as increases in revenue at our existing units, including accrued parity revenue.

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

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO was 50.7 days at September 30, 2014 as compared to 46.3 days at December 31, 2013. The increase in DSO is primarily related to the integration of acquired practices.

During the nine months ended September 30, 2014, our net cash used in investing activities of $362.6 million included acquisition payments of $346.1 million, capital expenditures of $11.4 million and net purchases of $5.1 million related to the purchase and maturity of investments. Our capital expenditures were for medical equipment, computer equipment, software, leasehold and other improvements and furniture and fixtures at our office-based practices and our corporate and regional offices.

During the nine months ended September 30, 2014, our net cash provided from financing activities of $159.4 million consisted primarily of net borrowings on our Line of Credit of $260.5 million, proceeds from the exercise of employee stock options and the issuance of common stock under our stock purchase plans of $24.1 million and excess tax benefits related to the exercise of employee stock options of $11.2 million, partially offset by the repurchase of $127.8 million of our common stock and the payment of $9.6 million for contingent consideration liabilities.

At September 30, 2014, we had an outstanding principal balance of $287.5 million on our Line of Credit. We also had outstanding letters of credit associated with our professional liability insurance program of $0.1 million which reduced the amount available on our Line of Credit to $512.4 million at September 30, 2014. At September 30, 2014, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under our Line of Credit. On October 29, 2014, we entered into a new credit agreement that replaced our Line of Credit (the “New Credit Agreement”); see Item 5. of Part II of this Quarterly Report on Form 10-Q for more information regarding our New Credit Agreement, which is incorporated herein by reference.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at September 30, 2014 was $167.6 million, of which $18.7 million is classified as a current liability within accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.

On October 30, 2014, we announced that our board of directors had authorized the repurchase of up to $600.0 million of shares of our common stock in addition to our existing share repurchase program. We intend to utilize various methods to effect the additional share repurchases, including, among others, open market purchases, which are expected to commence in the near term, as well as an accelerated share repurchase program. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our New Credit Agreement, will be sufficient to finance our working capital requirements, fund anticipated acquisitions and capital expenditures, fund our share repurchase program and meet our contractual obligations for at least the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our Line of Credit was and our New Credit Agreement is subject to market risk and interest rate changes. The outstanding principal balance on our Line of Credit was $287.5 million at September 30, 2014. Considering this total outstanding balance, a 1.0% change in interest rates would result in an impact to income before taxes of approximately $2.9 million per year. See Item 5. of Part II of this Quarterly Report on Form 10-Q for more information regarding our New Credit Agreement.

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

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended September 30, 2014, 18,282 shares of our common stock were withheld to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock units. During the three months ended September 30, 2014, we did not repurchase any shares of our common stock under the share repurchase program that was approved by our board of directors in July 2013.

On October 30, 2014, we announced that our board of directors had authorized the repurchase of up to $600.0 million of shares of our common stock in addition to our existing share repurchase program. We intend to utilize various methods to effect the additional share repurchases, including, among others, open market purchases, which are expected to commence in the near term, as well as an accelerated share repurchase program. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
July 1 – July 31, 2014	18,282	$58.18	—	(a	)
August 1 – August 31, 2014	—	$—	—	(a	)
September 1 – September 30, 2014	—	$—	—	(a	)

Total	18,282	$58.18	—	(a	)

(a)	The repurchase program approved by our board of directors in July 2013 allows us to repurchase shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs, which is estimated to be approximately 2.0 million shares per year.

Item 5.	Other Information

On October 29, 2014, the Company entered into a New Credit Agreement, which replaces the Company’s Line of Credit. The New Credit Agreement provides for a $1.3 billion unsecured revolving credit facility and a $200 million term loan and includes a $75 million sub-facility for swingline loans and a $37.5 million sub-facility for the issuance of letters of credit. The Company may increase the credit facility to up to $1.8 billion on an unsecured basis, subject to the satisfaction of specified conditions. The new credit facility matures on October 29, 2019 and is guaranteed by substantially all of the Company’s subsidiaries and affiliated professional associations and corporations. At the Company’s option, borrowings under the New Credit Agreement (other than swingline loans) will bear interest at (i) the alternate base rate (defined as the higher of (a) the prime rate, (b) the Federal Funds Rate plus 1/2 of 1.00% and (c) LIBOR for an interest period of one month plus 1.00%) plus an applicable margin rate ranging from 0.125% to 0.750% based on the Company’s consolidated leverage ratio or (ii) the LIBOR rate plus an applicable margin rate ranging from 1.125% to 1.750% based on the Company’s consolidated leverage ratio. Swingline loans will bear interest at the alternate base rate plus the applicable margin. The New Credit Agreement also calls for other customary fees and charges, including an unused commitment fee ranging from 0.150% to 0.300% of the unused lending commitments, based on the Company’s consolidated leverage ratio.

The New Credit Agreement contains customary covenants and restrictions, including covenants that require the Company to maintain a minimum interest charge ratio, not to exceed a specified consolidated leverage ratio and to comply with laws, and restrictions on the ability of the Company to pay dividends and make certain other distributions, as specified therein. Failure to comply with these covenants would constitute an event of default under the New Credit Agreement, notwithstanding the ability of the Company to meet its debt service obligations. The New Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the New Credit Agreement.

The New Credit Agreement was provided by a syndicate of banks with JPMorgan Chase Bank, N.A. as Administrative Agent, Wells Fargo Bank, National Association, U.S. Bank National Association and Bank of America, N.A., as Co-Syndication Agents, and BBVA Compass, Citizens Bank, N.A., Fifth Third Bank, SunTrust Bank and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as Co-Documentation Agents. J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, U.S. Bank National Association and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as Joint Lead Arrangers and Joint Bookrunners.

The foregoing description of the New Credit Agreement is only a summary and is qualified in its entirety by reference to the full text of the New Credit Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

On October 30, 2014, we announced that our board of directors had authorized the repurchase of up to $600.0 million of shares of our common stock in addition to our existing share repurchase program. We intend to utilize various methods to effect the additional share repurchases, including, among others, open market purchases, which are expected to commence in the near term, as well as an accelerated share repurchase program. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDNAX, INC.

Date: October 30, 2014	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2014	By:	/s/ Vivian Lopez-Blanco
Vivian Lopez-Blanco
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1+	Credit Agreement, dated as of October 29, 2014, among MEDNAX, Inc., certain of its domestic subsidiaries from time to time party thereto as Guarantors, the Lender parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Wells Fargo Bank, National Association, U.S. Bank National Association and Bank of America, N.A. as Co-Syndication Agents and BBVA Compass, Citizens Bank, N.A., Fifth Third Bank, SunTrust Bank and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as Co-Documentation Agents.

31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.