Form 10-K
period 2014-12-31
MEDNAX, INC.
filed 2015-02-09
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of shares of Common Stock of the registrant held by non-affiliates of the registrant on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5,710,786,536 based on a $58.15 closing price per share as reported on the New York Stock Exchange composite transactions list on such date.

The number of shares of Common Stock of the registrant outstanding on January 30, 2015 was 96,083,342.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, with respect to the 2015 Annual Meeting of Shareholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in the Form 10-K, each document incorporated by reference herein is deemed not to be filed as part hereof.

MEDNAX, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2014

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

As used in this Form 10-K, unless the context otherwise requires, the terms “MEDNAX,” the “Company,” “we,” “us” and “our” refer to the parent company, MEDNAX, Inc., a Florida corporation, and the consolidated subsidiaries through which its businesses are actually conducted (collectively, “MDX”), together with MDX’s affiliated business corporations or professional associations, professional corporations, limited liability companies and partnerships (“affiliated professional contractors”). Certain subsidiaries of MDX have contracts with our affiliated professional contractors, which are separate legal entities that provide physician services in certain states and Puerto Rico. All share and per share data set forth herein give effect to the two-for-one split of our common stock that became effective on December 19, 2013.

PART I

ITEM 1.	BUSINESS

OVERVIEW

MEDNAX is a leading provider of physician services including newborn, anesthesia, maternal-fetal and other pediatric subspecialty care. At December 31, 2014, our national network comprised over 2,625 affiliated physicians, including approximately 1,080 physicians who provide neonatal clinical care, in 34 states and Puerto Rico, primarily within hospital-based neonatal intensive care units (“NICUs”), to babies born prematurely or with medical complications. We have over 950 affiliated physicians who provide anesthesia care to patients in connection with surgical and other procedures, as well as pain management. We have over 245 affiliated physicians who provide maternal-fetal care to expectant mothers experiencing complicated pregnancies and obstetrical hospitalist services in many areas where our affiliated neonatal physicians practice. Our network also includes other pediatric subspecialists, including approximately 125 physicians providing pediatric intensive care, 115 physicians providing pediatric cardiology care, 90 physicians providing hospital-based pediatric care and 20 physicians providing pediatric surgical care.

In addition to our national physician network, during 2014 we added two complementary businesses that offer services to medical providers, including ours, consisting of a revenue cycle management company and a consulting services company. We expect that the development of our service offerings will function as support for our own physician practices as well as a revenue generating outsourced services capability.

MEDNAX, Inc. was incorporated in Florida in 2007 and is the successor to Pediatrix Medical Group, Inc., which was incorporated in Florida in 1979. Our principal executive offices are located at 1301 Concord Terrace, Sunrise, Florida 33323 and our telephone number is (954) 384-0175.

OUR PHYSICIAN SPECIALTIES AND SERVICES

The following discussion describes our physician specialties and the care that we provide:

Neonatal Care

We provide clinical care to babies born prematurely or with complications within specific units at hospitals, primarily NICUs, through our network of approximately 1,080 affiliated neonatal physician subspecialists (“neonatologists”), neonatal nurse practitioners and other pediatric clinicians who staff and manage clinical activities at more than 370 NICUs in 34 states and Puerto Rico. Neonatologists are board-certified, or eligible-to-apply-for-certification, physicians who have extensive education and training for the care of babies born prematurely or with complications that require complex medical treatment. Neonatal nurse practitioners are registered nurses who have advanced training and education in assessing and treating the healthcare needs of newborns and infants as well as managing the needs of their families.

We partner with our hospital clients in an effort to enhance the quality of care delivered to premature and sick babies. Some of the nation’s largest and most prestigious hospitals, including both not-for-profit and for-profit institutions, retain us to staff and manage their NICUs. Our affiliated neonatologists generally provide 24-hours-a-day, seven-days-a-week coverage in NICUs, support the local referring physician community and are available for consultation in other hospital departments. Our hospital partners benefit from our experience in managing complex intensive care units. Our neonatal physicians interact with colleagues across the country through an internal communications system to draw upon their collective expertise in managing challenging patient-care issues. Our neonatal physicians also work collaboratively with maternal-fetal medicine subspecialists to coordinate the care of mothers experiencing complicated pregnancies and their fetuses.

Anesthesia and Anesthesia Subspecialty Care

We provide anesthesia care at more than 90 hospitals, 100 ambulatory surgery centers and office-based practices with over 950 of our affiliated anesthesiologists. Following the “care team” model, our anesthesiologists work with both practice and hospital-employed certified registered nurse anesthetists (“CRNAs”), anesthesiologist assistants (“AAs”) and other clinicians to provide high quality, cost efficient and service-oriented anesthesia care to our patients. Our anesthesiologists are board-certified, or eligible-to-apply-for-certification, physicians who are responsible for administering anesthesia to relieve pain and for managing vital life functions, including breathing, heart rhythm and blood pressure, during surgery.

As an integral part of the surgical team, our anesthesiologists support the surgeons by providing medical care before, during and after surgery so that surgeons may concentrate on the surgical procedure. Our anesthesiologists provide this care by evaluating the patient and consulting with the surgical team before surgery, providing pain control and support of life functions during surgery, supervising care after surgery by maintaining the patient in a comfortable state during recovery and discharging the patient from the post-anesthesia care unit. They also support other departments within the hospital such as labor and delivery, imaging and the hospital’s emergency room. In addition to their board certification in anesthesiology, many of our anesthesiologists have completed fellowships in subspecialties such as obstetrical, critical care, cardiac and pediatric anesthesia.

Pain Management

We also provide acute and chronic pain management services in over 20 pain management centers through our network of physicians and physician assistants. Our physicians are board-certified in anesthesiology or neurology and board-certified, or eligible-to-apply-for-certification, in pain medicine. This advanced training and education expands treatment options available for both acute and chronic pain sufferers. The physicians develop treatment plans specific to the patients’ individual needs that include interventional techniques such as trigger point and facet injections, pain pumps, nerve stimulators, radiofrequency ablation and catheters, as well as medication management.

Maternal-Fetal Care

We provide inpatient and office-based clinical care to expectant mothers and their unborn babies through our over 245 affiliated maternal-fetal medicine subspecialists as well as obstetricians and other clinicians, such as maternal-fetal nurse practitioners, certified nurse mid-wives, ultrasonographers and genetic counselors. Maternal-fetal medicine subspecialists are board-certified, or eligible-to-apply-for-certification, obstetricians who have extensive education and training for the treatment of high-risk expectant mothers and their fetuses. Our affiliated maternal-fetal medicine subspecialists practice primarily in metropolitan areas where we have affiliated neonatologists to provide coordinated care for women with complicated pregnancies whose babies are often admitted to a NICU upon delivery. We believe continuity of treatment from mother and developing fetus during the pregnancy to the newborn upon delivery has improved the clinical outcomes of our patients.

Pediatric Cardiology Care

We provide inpatient and office-based pediatric cardiology care of the fetus, infant, child, and adolescent patient with congenital heart defects and acquired heart disease, as well as adults with congenital heart defects through our approximately 115 affiliated pediatric cardiologist subspecialists and other related clinical professionals such as pediatric nurse practitioners, echocardiographers and other diagnostic technicians, and exercise physiologists. Pediatric cardiologists are board-certified, or eligible-to-apply for certification, pediatricians who have additional education and training in congenital heart defects and pediatric acquired heart disorders.

We provide specialized cardiac care to the fetus, neonatal and pediatric patients with congenital and acquired heart disorders, as well as adults with congenital heart defects, through scheduled office visits, hospital rounds and immediate consultation in emergency situations. Our affiliated pediatric cardiologists work collaboratively with neonatologists and maternal-fetal medicine subspecialists to provide a coordinated continuum of care.

Other Pediatric Subspecialty Care

Our network includes other pediatric subspecialists such as pediatric intensivists, pediatric hospitalists and pediatric surgeons. In addition, our affiliated physicians seek to provide support services in other areas of hospitals, particularly in the pediatric emergency room, labor and delivery area, and nursery and pediatric departments, where immediate accessibility to specialized care may be critical.

Pediatric Intensive Care. Pediatric intensivists are hospital-based pediatricians with additional education and training in caring for critically ill or injured children and adolescents. We have approximately 125 affiliated physicians who provide this clinical care. They staff and manage pediatric intensive care units (“PICUs”) at over 40 hospitals.

Pediatric Hospitalists. Pediatric hospitalists are hospital-based pediatricians specializing in inpatient care and management of acutely ill children. We have over 90 affiliated hospital-based physicians who provide inpatient pediatric and newborn care as well as provide care in PICUs, NICUs and pediatric emergency rooms at more than 25 hospitals.

Pediatric Surgery. Pediatric surgeons provide specialized care for patients ranging from newborns to adolescents, for all problems or conditions that require surgical intervention, and often have particular expertise in the areas of neonatal, prenatal, trauma, and pediatric oncology. We have approximately 20 affiliated physicians in this subspecialty including pediatric urologists, pediatric plastic and craniofacial surgeons and general and thoracic pediatric surgeons. Areas of particular expertise include management of neonatal and congenital anomalies, prenatal counseling, trauma management, pediatric oncology, gastrointestinal surgery, as well as common pediatric surgical conditions.

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

Newborn Hearing Screening Program. Our affiliated physicians also oversee our newborn hearing screening program. Since we launched this program in 1994, we believe that we have become the largest provider of newborn hearing screening services in the United States. In 2014, we screened over 750,000 babies for potential hearing loss at more than 370 hospitals across the nation. Over 40 states either require newborns to be screened for potential hearing loss before being discharged from the hospital or require that parents be offered the opportunity to submit their newborns to hearing screens. We contract or coordinate with hospitals to provide newborn hearing screening services.

Clinical Research and Quality

As part of our ongoing commitment to improving patient care through evidence-based medicine, we also conduct clinical research, monitor clinical outcomes and implement clinical quality initiatives with a view to improving patient outcomes, shortening the length of hospital stays and reducing long-term health system costs. Our physician-centric approach to clinical research and continuous quality improvement initiatives has demonstrated improvements in outcomes, while at the same time reducing the costs associated with complications as well as variability in protocols. We believe that referring and collaborating physicians, hospitals, third-party payors and patients all benefit from our clinical research, education and quality initiatives.

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

Other Pediatric Subspecialty Medicine. Other areas of pediatric subspecialty medicine are closely associated with maternal-fetal-newborn medical care. For example, pediatric intensivists are subspecialists who care for critically ill or injured children and adolescents in PICUs. There are approximately 1,600 board-certified pediatric intensivists in the United States. As another example, pediatric hospitalists are pediatricians who provide care in many hospital areas, including labor and delivery and the newborn nursery. In addition, pediatric surgeons provide specialized care for patients ranging from newborns to adolescents, for all problems or conditions affecting children that require surgical intervention, and often have particular expertise in the areas of neonatal, prenatal, trauma, and pediatric oncology. There are approximately 800 board-certified pediatric surgeons in the United States.

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

Our Business Strategy

Our business objective is to enhance our position as a leading provider of physician services. The key elements of our strategy to achieve this objective are:

•

Build upon core competencies. We have developed significant administrative expertise relating to neonatal, anesthesia, maternal-fetal and other pediatric subspecialty services. We have also facilitated the development of a clinical approach to the practice of medicine among our affiliated physicians through a clinical data warehouse that includes research, education and quality initiatives intended to advance the practice of neonatology, maternal-fetal, pediatric cardiology medicine and pediatric intensive care, improve the quality of care provided to acutely ill newborns and expectant mothers with pregnancy complications and reduce long-term health system costs. We also have a clinical data warehouse that is being implemented across our anesthesiology practices through which we are collecting patient information throughout the continuum of care. This program allows us to provide feedback to our physicians and hospital partners and to develop and implement best practices, all with the goal of improving outcomes, creating perioperative efficiencies and ensuring patient satisfaction across our anesthesiology practices. As healthcare organizations are expected to increasingly be held accountable for the quality and cost of the care they provide, we believe that our ability to capture this data within our clinical data warehouse adds value to our hospital and physician partners.

•

Promote same-unit and organic growth. We seek opportunities for increasing revenue from our hospital- and office-based operations. For example, our affiliated hospital-based neonatal, maternal-fetal and other pediatric physicians are well situated to, and, in some cases, provide physician services in other departments, such as pediatric emergency rooms, newborn nurseries, or in situations where immediate accessibility to specialized obstetric and pediatric care may be critical. Our hospital-based and office-based physicians continue to pursue an organic growth strategy that involves working with our hospital partners to develop integrated service programs for which we become a provider of solutions across the maternal-fetal, newborn, pediatric continuum of care. An integrated program results in a broader offering of care across our specialties and permits the extension of our service lines in our markets. We are successfully executing this organic growth strategy and market partnership in many metropolitan areas and intend to continue this growth initiative in the future. In addition, we market our capabilities to obstetricians, pediatricians and family physicians to attract referrals to our hospital-based units and our office-based practices. We also market the services of our affiliated physicians to other hospitals to attract maternal, neonatal and pediatric transport admissions. In addition, we may pursue new contractual arrangements with hospitals, including possibly through joint ventures, either where we currently provide or do not currently provide physician services. We are developing similar opportunities with our affiliated anesthesiologists.

We continue to expand our services in telemedicine, which is the use of telecommunication and information technology in order to provide clinical health care at a distance. Many pediatric subspecialties as well as maternal-fetal medicine, will benefit in the future from having a robust platform in telemedicine. Telemedicine services are well documented as high quality, safe and efficient means of expanding physician services into metropolitan and rural communities. We have begun to expand our services to provide these remote programs to our hospital partners. These programs enhance the standing of our hospital partners while creating another portal of entry of pediatric patients to our inpatient service lines.

Additionally, with the goal of further expanding our organic growth strategy, we are in the process of creating and developing a national sales team to pursue opportunities across our service lines. This sales team will work with existing hospital partners and will also focus on building new relationships with hospitals in which we do not currently provide services in order to offer clinical solutions and respond to requests for proposals. The ultimate goal is for MEDNAX to be viewed by hospitals and other partners as a multi-specialty solutions provider across all of our service lines.

•

Acquire physician practice groups. We continue to seek to expand our operations by acquiring established physician practices in our specialties which include neonatology, anesthesiology, maternal-fetal medicine and pediatric cardiology. We also pursue complementary pediatric subspecialty physician groups, such as pediatric intensivists, pediatric hospitalists and pediatric surgeons. In addition, both independently and in collaboration with our hospital partners, we are actively pursuing expansion into additional pediatric surgery subspecialties in order to meet the needs of our hospital partners. These include groups with expertise in pediatric ear nose and throat, pediatric orthopedics and neurosurgery as well as newborn congenital heart disease. During 2014, we added 11 physician groups to our national network through acquisitions consisting of eight anesthesiology practices, one neonatology practice, one maternal-fetal medicine practice and one pediatric cardiology practice.

•

Acquire complementary service businesses. In addition to our national physician network, during 2014 we added two complementary businesses that offer services to medical providers, including ours, consisting of a revenue cycle management company and a consulting services company. We expect that the development of our service offerings will function as support for our own physician practices as well as a revenue generating outsourced service capability. We will pursue additional opportunities in order to expand our service offerings to address the evolving needs of our hospital partners and other customers.

•

Strengthen and broaden relationships with our partners. By managing many of the operational challenges associated with physician practices, encouraging clinical research, education and quality initiatives, and promoting timely intervention by our physicians, we believe that our business model is focused on improving the quality of care delivered to patients, promoting the appropriate length of their hospital stays and optimizing efficient use of health system resources. We believe that referring and collaborating physicians, hospitals, third-party payors and patients all benefit to the extent that we are successful in implementing our business model. In addition, we will continue to concentrate efforts in becoming more responsive and proactive in broadening our existing hospital relationships to expand the scope of services that we provide across all specialties. We believe this will be critical as hospitals and health systems seek to expand their service offerings and as the broader healthcare market seeks new solutions to operate more efficiently.

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

•

Clinical Research. We conduct clinical research to discover ways to improve clinical care for our patients. We share our discoveries throughout the medical community through submissions to peer-reviewed literature. Recent research activity includes:

•

In neonatal medicine, we published our analysis of the data collected during one of the largest trials ever reported in neonatal nutrition, entitled Gestational Age and Age at Sampling Influence Metabolic Profiles in Premature Infants. This trial enrolled nearly 1,000 patients and demonstrated the complexity of evaluating metabolic profiles during the weeks following a premature birth. Additional papers are being prepared from this complex study that will have a substantial impact upon approaches to neonatal nutrition. A second trial, entitled Etiologies of NICU Deaths, which examined the causes of mortality in the NICU, has been accepted for publication in early 2015. This study demonstrated the areas of NICU and pre-NICU care that may be best amenable to quality improvement initiatives to reduce mortality. Several manuscripts produced with data extracted from our clinical data warehouse are also currently in press or in review and examine such diverse areas as the use of inhaled nitric oxide in the NICU and the growing national admission numbers of babies with neonatal abstinence syndrome as a result of the exposure to addictive opiate drugs while in the mother’s womb. Additional prospective trials are currently being carried out by our neonatology group.

•	In maternal-fetal medicine, our affiliated physicians published their study on Noninvasive Prenatal Screening For Fetal Trisomies 21, 18, And 13 And The Common Sex Aneuploides From

Maternal Blood Using Massively Parallel Genomic Sequencing Of DNA. This trial represents one of the first large trials to evaluate this important new technological approach to non-invasive fetal diagnosis. In addition, we reported the results of a trial entitled Removal Versus Retention of Cerclage in Preterm Premature Rupture of Membranes: a Randomized Controlled Trial. This study was an important evaluation of optimal management of mothers who required a cerclage in this clinical situation. Additional maternal-fetal medicine trials are currently underway.

•

Our pediatric cardiology research continues to rapidly develop. Our groups are currently evaluating the role of newborn screening for congenital cardiac disease in collaboration with many of our neonatology practices. This study will enroll approximately 6,000 infants and will be completed during 2015. In addition, a study that examines the relationship between long QTc Syndrome and hearing loss is underway. Many of our pediatric cardiology practices are involved in a variety of important collaborative research studies as part of both regional and national projects.

•

We also continue to publish research based on data from our clinical information systems, our clinical trials, and from our individual practice efforts. In 2014, more than 90 peer-reviewed papers were published as a result of this research addressing many different areas of neonatal, maternal-fetal, and pediatric cardiology care. Our clinical data warehouse has also remained a major reference source at a national level, and continued to be highlighted and cited in several publications, as well as in numerous national forums and presentations during 2014. Our clinical data warehouse now has accumulated clinical information from more than 1,050,000 infants and more than 19 million patient days and is frequently used in collaboration with universities and government agencies.

•

In anesthesiology, we both conduct and support clinical research across a spectrum of clinical efficacy, quality, therapeutic and device investigations, all with the goal of bringing better care to our patients. Our findings are shared throughout the medical community through the peer-reviewed literature, presentation at national medical meetings and through educational venues. Our anesthesiology practices are currently engaged in more than 40 clinical trials in a variety of specialty areas across six states. These range from anesthesia investigator initiated to quality/hospital database inquiry to industry-sponsored trials. Additionally, one of our clinicians is a co-investigator on a large multi-site study to investigate chronic pain syndromes after traumatic orthopedic injuries. We use our quality initiative tool, Quantum, to assess quality metrics and provide feedback to our clinicians. This database currently has over 750,000 audited patient encounters that enable us to illustrate and investigate best practices in anesthesia care in community based healthcare systems. Publications utilizing data from Quantum are in submission, and clinical trial results are now being accepted for publication. In 2014, there were approximately 10 publications with more data under review for publication. In addition, multiple presentations were given at national, regional and local meetings. We continue to establish ourselves to be attractive to clinical trials sponsorship, given our rich patient base and our pool of physician investigators.

•

Continuous Quality Improvement. As part of our dedication to improving quality across our affiliated practices, we provide our clinicians with powerful information resources. Our physicians have access to accumulated data and robust software tools that enable them to compare their practices to our national practice network across a variety of activity and outcome metrics. From these comparisons, our physicians can identify areas for improvement, and then systematically monitor, study, learn and implement change. We believe that our initiatives in continuous quality improvement have contributed to better patient care. One of our efforts in neonatal care has been dedicated to the role of antibiotic utilization in the NICU. This effort has dramatically altered antibiotic practice in our NICUs, resulting in an approximately 15% reduction in exposure to antibiotics in our NICU patients. Discussions are currently underway with two of the country’s leading children’s hospitals to apply for a grant to further evaluate antibiotic stewardship in the NICU. Our “100,000 Babies Campaign,” that has been underway since 2009 has produced significant improvements in outcomes, and a major manuscript is being prepared that reports the results of this program. Continuous quality improvement initiatives are important for all of our physician specialties. For example, in anesthesia care, through our quality initiative tool, we measure more than 80 performance, quality, outcome, and patient satisfaction metrics. Our performance metrics, including efficiency and timeliness are crucial in improving the patient experience of care, optimizing the use of healthcare resources and controlling healthcare costs. An example is the decrease in post-anesthesia care unit length of stay due to the use of a protocol designed to significantly decrease nausea and vomiting after anesthesia. Our quality metrics are analyzed to include standard clinical outcome reporting, trend analysis and threshold performance, all of which are provided to our individual physicians. The quality committees and medical directors of the practices manage quality improvement programs and drive best practices that are adapted to the needs of the local care setting. Patient satisfaction is measured in the postoperative period to assess overall satisfaction, specific outcomes of anesthetic procedures and to understand the patient perception of quality of care.

•

Continuing Medical Education. We also make extensive physician continuing medical education and continuing nursing education resources available to our affiliated clinicians in an effort to ensure that they have access to current treatment methodologies. As an accredited provider for clinicians, we offer live continuing medical education through what we believe is one of the premier conferences in neonatal medicine—NEO: The Conference for Neonatology. In 2014, we also held our Specialty Review in Neonatology course, which provides a broad review of the entire subspecialty of neonatal medicine. These two meetings, each held annually, had more than 1,100 attendees in 2014. In addition to live educational opportunities, we also offer online education through “Pediatrix University—A University Without Walls®,” an interactive educational website, which we continue to enhance with live presentations that are recorded at our various in person conferences. In anesthesiology, ongoing medical education is crucial to our clinicians in order for them to stay abreast of the latest techniques, procedures, therapies and devices used in the perioperative period and to drive evidence-based best practices, guidelines, checklists and protocols. We accomplish this through a variety of formats including web-based and traditional meeting-based medical education. Our meeting-based medical education focuses on medical knowledge but also provides an opportunity for clinical skills workshops. Simulation has become increasing important to support a variety of efforts including critical event scenarios, teamwork practice and maintenance of certification in anesthesia.

•

Patient Safety Organization. We have established a federally listed Patient Safety Organization (“PSO”), the mission of which is to improve the quality and safety of care rendered by our clinical providers through the collection and analysis of quality data. As a federally listed PSO, our mission to improve the safety of care rendered is supported by the dissemination of best practices information and implementation of patient safety programs. Our primary program is our unique, multidisciplinary high reliability organization training (“HRO”) program, with the overarching goal of creating a culture of safety and establishing an expectation of accountability. The program was initially designed for the perioperative environment, and we are currently evaluating the adaption of this program to our multiple clinical settings including intensive care unit and outpatient medicine. Our HRO program trains clinicians through onsite assessment and coaching, leadership training and safety tool development. Our clinicians also use the patient safety culture assessment tools sponsored by the Agency for Healthcare Research and Quality. Further, our surgical and nursing colleagues participate in our HRO program, both as team members and to provide feedback on our performance. To date, we have made quantifiable safety improvements in teamwork, communication and the use of safety tools such as checklists and protocols. Further, we have developed a real time near miss reporting phone application that has facilitated systemic improvements in our hospital and ambulatory care settings with our partners.

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

•

Billing, Collection and Reimbursement. We assume responsibility for contracting with third-party payors on behalf of all of our affiliated physicians. We are responsible for billing, collection and reimbursement for services rendered by our affiliated physicians. In all instances, however, we do not assume responsibility for charges relating to services provided by hospitals or other physicians with whom we collaborate. Such charges are separately billed and collected by the hospitals or other physicians. We provide our affiliated physicians with a training curriculum that emphasizes detailed documentation of and proper coding protocols for all procedures performed and services provided, and we provide comprehensive internal auditing processes, all of which are designed to achieve appropriate coding, billing and collection of revenue for physician services. Generally, our billing and collection operations are conducted from our business offices located across the United States and in Puerto Rico, as well as our corporate offices.

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

OUR INFORMATION SYSTEMS

We maintain several information systems that support our day-to-day operations, ongoing clinical research and business analysis. Since inception, our clinical information systems have accumulated clinical information from more than 19 million daily progress records relating to over 1,050,000 discharged patients.

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

•

Quantum. Quantum Clinical Navigation Systems (“Quantum”) is the quality metric acquisition and database tool that is being implemented throughout our anesthesiology physician practices. Quantum collects patient level data in real time through the continuum of care. Quantifiable metrics assess patient satisfaction, efficiency, physician performance and quality indicators. The data is then stored, analyzed and reported to physicians and hospitals. Our clinicians use the data, along with evidence-based medicine, to develop and implement best practices and standard operating procedures, for educational programs and for providing quality metrics to our hospital partners, all with the goal of improving outcomes and efficiency and ensuring patient satisfaction.

•

Nextgen®. We have licensed the Nextgen Electronic Medical Record (“EMR”) and Electronic Patient Management (“EPM”) system for our office-based physicians to record clinical documentation related to their patients and manage the revenue cycle for our office-based practices. This system has the ability to provide benefits to our office-based practices that are similar to what BabySteps provides to our neonatology practices, including decision trees to assist physicians with the selection of appropriate billing codes, promotion of consistent documentation, and data for research and education. We are continuing the process of implementing EMR and EPM in all of our office-based maternal-fetal and pediatric cardiology practices. The version of our Nextgen system currently being used has been certified as a Complete Electronic Health Record system by CCHIT, in accordance with the applicable certification criteria adopted by the Secretary of Health and Human Services that support the Stage 1 meaningful use measures required to qualify eligible providers and hospitals for funding under the American Recovery and Reinvestment Act (“ARRA”).

•

Pediatrix University® and American Anesthesiology University. In addition to providing continuing education, our web-based education platforms also function as important educational adjuncts to our physician groups, providing a rich source of ongoing medical education for our physicians.

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

Hospitals

Our relationships with our hospital partners are critical to our operations. We have been retained by over 450 hospitals to staff and manage clinical activities within specific hospital-based units and other departments. Our affiliated physicians are important components of obstetric, pediatric and surgical services provided at hospitals. Our hospital-based focus enhances our relationships with hospitals and creates opportunities for our affiliated physicians to provide patient care in other areas of the hospital. For example, our physicians may provide care in emergency rooms, nurseries, intensive care units and other departments where access to specialized obstetric, pediatric and anesthesia care may be critical. Because hospitals control access to their units and operating rooms through the awarding of contracts and hospital privileges, we must maintain good relationships with our hospital partners. Our hospital partners benefit from our expertise in managing critical care units and other settings staffed with physician specialists, including managing variable admission rates, operating costs, complex reimbursement systems and other administrative burdens. We also work with our hospital partners to enhance their reputation and market our services to referring physicians within the communities served by those hospitals. In addition, our affiliated physicians work with our hospital partners to develop integrated services programs for solutions within the services we provide. Integrated programs provide our hospital partners and us with incremental growth and result in a broader spectrum of care across our specialties and permit us to extend our patient service lines into our existing markets. Our relationships with our hospital partners are continually evolving with the goal of being viewed by them as a solutions provider across all of our specialties.

Under our contracts with hospitals, we have the responsibility to manage, in many cases exclusively, the provision of physician services for hospital-based units, such as NICUs, and other hospital settings. We typically are responsible for billing patients and third-party payors for services rendered by our affiliated physicians separately from other related charges billed by the hospital or other physicians to the same payors. Some of our hospital contracts require hospitals to pay us administrative fees. Some contracts provide for fees if the hospital does not generate sufficient patient volume in order to guarantee that we receive a specified minimum revenue level. We also receive fees from hospitals for administrative services performed by our affiliated physicians providing medical director services at the hospital. Administrative fees accounted for approximately 7% of our net revenue during 2014. Some of our contracts with hospitals require us to indemnify them and their affiliates for losses resulting from the negligence of our affiliated physicians. Our hospital contracts typically have terms of one to three years which can be terminated without cause by either party upon prior written notice, and renew automatically for additional terms of one to three years unless terminated early by any party. While we have in most cases been able to renew these arrangements, hospitals may cancel or not renew our arrangements, or reduce or eliminate our administrative fees in the future.

Third-Party Payors

Our relationships with government-sponsored or funded healthcare programs (the “GHC Programs”), including Medicare and Medicaid, and with managed care organizations and commercial health insurance payors are vital to our business. We seek to maintain professional working relationships with our third-party payors, streamline the administrative process of billing and collection, and assist our patients and their families in understanding their health insurance coverage and any balances due for co-payments, co-insurance, deductibles or benefit limitations. In addition, through our quality initiatives and continuing research and education efforts, we have sought to enhance clinical care provided to patients, which we believe benefits third-party payors by contributing to improved patient outcomes and reduced long-term health system costs.

We receive compensation for professional services provided by our affiliated physicians to patients based upon rates for specific services provided, principally from third-party payors. Our billed charges are substantially the same for all parties in a particular geographic area, regardless of the party responsible for paying the bill for our services, but the payments we receive vary widely among payors. A significant portion of our net revenue is received from GHC Programs, principally state Medicaid programs.

Medicaid programs, which are jointly funded by the federal government and state governments, pay for medical and health-related services for certain individuals and families with low incomes and resources. Medicaid programs can be either standard fee-for-service payment programs or managed care programs in which states have contracted with health insurance companies to run local or state-wide health plans with features similar to health maintenance organizations. Our compensation rates under standard fee-for-service Medicaid programs are established by state governments and are not negotiated. Although Medicaid rates vary across the states, these rates are generally much lower in comparison to private-sector health plan rates. Rates under Medicaid managed care programs typically are negotiated, but are also much lower in comparison to private-sector health plan rates.

The Centers for Medicare & Medicaid Services (“CMS”) adopted a rule under the Patient Protection and Affordable Care Act (the “ACA”) that generally allowed physicians who provided eligible primary care services to be paid at the Medicare reimbursement rates in effect in calendar years 2013 and 2014, or if greater, the rates that would have been applicable in those years calculated using the 2009 Medicare conversion factor, instead of state-established Medicaid reimbursement rates. Generally, state Medicaid reimbursement rates are also lower than federally-established Medicare rates. Absent legislative action by Congress, federal funding for the enhanced Medicaid payments will no longer be available for dates of service beyond December 31, 2014. Advocacy efforts continue by various parties at both the federal and state level working with legislators to continue this program, but to date, only a limited number of states have committed to either extend this program, at least in part, for a limited period of time or increase their base Medicaid rates. The ACA also allows states to expand their Medicaid programs through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historical eligibility levels to 133% of the federal poverty level. To date, however, 20 states have expressed their intent not to expand Medicaid eligibility to cover this low income patient population. However, several states are exploring the opportunity to expand Medicaid eligibility in a manner that is different than set forth under the ACA. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household income is at or below 133% of the federal poverty level. See Item 1A. Risk Factors—“State budgetary constraints could have an adverse effect on our reimbursement from Medicaid programs” and “The ACA may have a significant effect on our business.”

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

In order to participate in government programs, we and our affiliated practices must comply with stringent and often complex standards, including enrollment and reimbursement requirements. Different states also impose varying standards for their Medicaid programs. See “Government Regulation—Government Reimbursement Requirements.”

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

Affiliated Physicians and Practice Groups

Our relationships with our affiliated physicians are important. Our affiliated physicians are organized in traditional practice group structures. In accordance with applicable state laws, our affiliated practice groups are responsible for the provision of medical care to patients. Our affiliated practice groups are separate legal entities organized under state law as business corporations or professional associations, professional corporations, limited liability companies and partnerships, which we sometimes refer to as our “affiliated professional contractors”. Each of our affiliated professional contractors is owned by a licensed physician affiliated with the Company through employment or another contractual relationship. Our national infrastructure enables more effective and efficient sharing of new discoveries and clinical outcomes data, including best demonstrated processes, access to our sophisticated information systems, clinical research and education.

Our business corporations and affiliated professional contractors employ or contract with physicians to provide clinical services in certain states and Puerto Rico. In most of our affiliated practice groups, each physician has entered into an employment agreement with us or one of our affiliated professional contractors providing for a base salary and incentive bonus eligibility and typically having a term of three to five years. We are typically responsible for billing patients and third-party payors for services rendered by our affiliated physicians and, with respect to services provided in a hospital, separately from other charges billed by hospitals to the same payors. Each physician must hold a valid license to practice medicine in the state in which he or she provides patient care and must become a member of the medical staff, with appropriate privileges, at each hospital at which he or she practices. Substantially all the physicians employed by us or our affiliated professional contractors have agreed not to compete within a specified geographic area during employment and for a certain period after termination of employment. Although we believe that the non-competition covenants of our affiliated physicians are reasonable in scope and duration and therefore enforceable under applicable state laws, we cannot predict whether a court or arbitration panel would enforce these covenants in any particular case. Our hospital contracts also typically require that we and the physicians performing services maintain minimum levels of professional and general liability insurance. We negotiate those policies and contract and pay the premiums for such insurance on behalf of the physicians.

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

GOVERNMENT REGULATION

The healthcare industry is governed by a framework of federal and state laws, rules and regulations that are extensive and complex and for which, in many cases, the industry has the benefit of only limited judicial and regulatory interpretation. If we or one of our affiliated practice groups or service businesses is found to have violated these laws, rules or regulations, our business, financial condition and results of operations could be materially, adversely affected. Moreover, the ACA contains numerous provisions that are reshaping the United States healthcare delivery system, and healthcare reform continues to attract significant legislative interest, legal challenges, regulatory activity, new approaches and public attention that create uncertainty and the potential for additional changes. Healthcare reform implementation, additional legislation or regulations, and other changes in government policy or regulation may affect our reimbursement, restrict our existing operations, limit the expansion of our business or impose additional compliance requirements and costs, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock. See Item 1A. Risk Factors—“The ACA may have a significant effect on our business.”

Licensing and Certification

Each state imposes licensing requirements on individual physicians and clinical professionals, and on facilities operated or utilized by healthcare companies like us. Many states require regulatory approval, including certificates of need, before establishing certain types of healthcare facilities, offering certain services or expending amounts in excess of statutory thresholds for healthcare equipment, facilities or programs. We and our affiliated physicians are also required to meet applicable Medicare provider requirements under federal laws, rules and regulations and Medicaid provider requirements under state laws, rules and regulations.

Fee Splitting; Corporate Practice of Medicine

Many states have laws that prohibit business corporations, such as MEDNAX, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians, or engaging in certain arrangements, such as fee splitting, with physicians. In light of these restrictions, we operate by maintaining long-term management contracts through our subsidiaries with affiliated professional contractors, which employ or contract with physicians to provide physician professional services. Under these arrangements, our manager subsidiaries perform only non-medical administrative services, do not represent that they offer medical services and do not exercise influence or control over the practice of medicine by the physicians employed by the affiliated professional contractors. In states where fee splitting with a business corporation or manager is prohibited, the fees that are received from the affiliated professional contractors have been established on a basis that we believe complies with applicable laws. Although the relevant laws in these states have been subject to limited judicial and regulatory interpretation, we believe that we are in compliance with applicable state laws in relation to the corporate practice of medicine and fee splitting. However, regulatory authorities or other parties, including our affiliated physicians, may assert that, despite these arrangements, we or our manager subsidiaries are engaged in the corporate practice of medicine or that the contractual arrangements with the affiliated professional contractors constitute unlawful fee splitting, in which case we could be subject to administrative, civil or criminal remedies or penalties, the contracts could be found to be legally invalid and unenforceable, in whole or in part, or we could be required to restructure our contractual arrangements with our affiliated professional contractors.

Fraud and Abuse Provisions

Existing federal laws, as well as similar state laws, governing Medicare, Medicaid and other GHC Programs, impose a variety of fraud and abuse prohibitions on healthcare companies like us. These laws are interpreted broadly and enforced aggressively by multiple government agencies, including the Office of Inspector General of the Department of Health and Human Services, the Department of Justice (the “DOJ”) and various state agencies. In addition, in the Deficit Reduction Act of 2005, Congress established a Medicaid Integrity Program to enhance federal and state efforts to detect Medicaid fraud, waste and abuse and to provide financial incentives for states to enact their own false claims legislation as an additional enforcement tool against Medicaid fraud and abuse. Since then, a growing number of states have enacted or expanded healthcare fraud and abuse laws.

The fraud and abuse provisions include extensive federal and state laws, rules and regulations applicable to our financial relationships with hospitals, referring physicians and other healthcare entities. In particular, the federal anti-kickback statute has criminal provisions relating to the offer, payment, solicitation or receipt of any remuneration in return for either referring Medicare, Medicaid or other GHC Program business, or purchasing, leasing, ordering, or arranging for or recommending any service or item for which payment may be made by GHC Programs. In addition, the federal physician self-referral law, commonly known as the “Stark Law,” applies to physician ordering of certain designated health services reimbursable by Medicare from an entity with which the physician has a prohibited financial relationship. These laws are broadly worded and have been broadly interpreted by federal courts and agencies, and potentially subject many healthcare business arrangements to government investigation, enforcement and prosecution, which can be costly and time consuming.

Violations of these laws are punishable by substantial penalties and other remedies, including monetary fines, civil penalties, administrative remedies, criminal sanctions (in the case of the anti-kickback statute), exclusion from participation in GHC Programs and forfeiture of amounts collected in violation of such laws. Many of the states in which we operate also have similar anti-kickback and self-referral laws which are applicable to our government and non-government business and which also authorize substantial penalties for violations.

There are a variety of other types of federal and state fraud and abuse laws, including laws authorizing the imposition of criminal, civil and administrative penalties for submitting false or fraudulent claims for reimbursement to government healthcare programs. These laws include the civil False Claims Act (“FCA”), which prohibits the submission of, or causing to be submitted, false claims to GHC Programs, including Medicare, Medicaid, TRICARE (the program for military dependents and retirees), the Federal Employees Health Benefits Program, and insurance plans purchased through the ACA insurance exchanges. Substantial civil fines and multiple damages, along with other remedies, can be imposed for violating the FCA. Furthermore, proving a violation of the FCA requires only that the government show that the individual or company that submitted or caused to be submitted an allegedly false claim acted in “reckless disregard” or in “deliberate ignorance” of the truth or falsity of the claim or with “willful disregard,” notwithstanding that there may have been no specific intent to defraud the government program and no actual knowledge that the claim was false (which typically are required to be shown to sustain a criminal conviction). The FCA also applies to the improper retention of identified overpayments and includes “whistleblower” provisions that permit private citizens to sue a claimant on behalf of the government and thereby share in the amounts recovered under the law and to receive additional remedies. In recent years, many cases have been brought against healthcare companies by such “whistleblowers,” which have resulted in judgments or, more often, settlements involving substantial payments to the government by the companies involved. It is anticipated that the number of such actions against healthcare companies will continue to increase with the enactment or enhancement of a growing number of state false claims acts, certain amendments to the FCA and enhanced government enforcement.

In addition, federal and state agencies that administer healthcare programs have at their disposal statutes, commonly known as “civil money penalty laws,” that authorize substantial administrative fines, along with legal and regulatory provisions that can lead to exclusion from participation in government programs in cases where an individual or company that filed a false claim, or caused a false claim to be filed, or knew or should have known that the claim was false or fraudulent. As under the FCA, it often is not necessary for the agency to show that the claimant had actual knowledge that the claim was false or fraudulent in order to impose these penalties and remedies.

The civil and administrative false claims statutes are being applied in a broad range of circumstances. For example, government authorities have asserted that claiming reimbursement for services that fail to meet applicable quality standards may, under certain circumstances, violate these statutes. Government authorities also often take the position, now with support in the FCA, that claims for services that were induced by kickbacks, Stark Law violations or other illicit marketing schemes are fraudulent and, therefore, violate the false claims statutes. Many of the laws and regulations referenced above can be used in conjunction with each other.

If we or our affiliated professional contractors were excluded from participation in any GHC Programs, not only would we be prohibited from submitting claims for reimbursement under such programs, but we also would be unable to contract with other healthcare providers, such as hospitals, to provide services to them. It could also adversely affect our or our affiliated professional contractors’ ability to contract with, or to obtain payment from, non-governmental payors.

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

Government Reimbursement Requirements

In order to participate in the Medicare program and in the various state Medicaid programs, we and our affiliated physician practices must comply with stringent and often complex enrollment and reimbursement requirements. Moreover, different states impose varying standards for their Medicaid programs. While our compliance program requires that we and our affiliated physician practices adhere to the laws, rules and regulations applicable to the government programs in which we participate, our failure to comply with these laws, rules and regulations could negatively affect our business, financial condition and results of operations. See “Government Regulation—Fraud and Abuse Provisions,” “Government Regulation—Compliance Program,” “Government Investigations” and “Other Legal Proceedings,” and Item 1A. Risk Factors—“Government-funded programs or private insurers may limit, reduce or make retroactive adjustments to reimbursement amounts or rates,” “We may become subject to billing investigations by federal and state government authorities” and “The healthcare industry is highly regulated, and government authorities may determine that we have failed to comply with applicable laws, rules or regulations.”

In addition, GHC Programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments, as well as affect the cost of providing services and the timing of payments to providers. Moreover, because these programs generally provide for reimbursement on a fee-schedule basis rather than on a charge-related basis, we generally cannot increase our revenue through increases in the amount we charge for our services. To the extent our costs increase, we may not be able to recover our increased costs from these programs, and cost containment measures and market changes in non-governmental insurance plans have generally restricted our ability to recover, or shift to non-governmental payors, these increased costs. In attempts to limit federal and state spending, there have been, and we expect that there will continue to be, a number of proposals to limit or reduce Medicare and Medicaid reimbursement for various services. Our business may be significantly and adversely affected by any such changes in reimbursement policies and other legislative initiatives aimed at reducing healthcare costs associated with Medicare, Medicaid and other government healthcare programs.

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

HIPAA and Other Privacy Laws

Numerous federal and state laws, rules and regulations govern the collection, dissemination, use, security and confidentiality of personal information. For example, the federal Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), and its implementing regulations governs the use, disclosure and security of protected health information (“PHI”) and violations of HIPAA are punishable by monetary fines, civil penalties and, in some cases, criminal sanctions. As part of our business operations, including in connection with medical record keeping, third-party billing, research and other services, we and our affiliated physician practices collect and maintain PHI regarding patients, which subjects us to compliance with HIPAA requirements.

Pursuant to HIPAA, the U.S. Department of Health and Human Services (“HHS”) has adopted privacy regulations, known as the privacy rule, to govern the uses and disclosures of PHI (the “Privacy Rule”). The Privacy Rule applies to PHI in any form, whether electronic, paper or oral, that is created, received, maintained or transmitted by healthcare providers, hospitals, health plans and healthcare clearinghouses, which are known as “Covered Entities.” We have implemented privacy policies and procedures, including training programs, designed to comply with the requirements set forth in the Privacy Rule.

HHS has also adopted data security regulations (the “Security Rules”) that require healthcare providers to implement administrative, physical and technical safeguards to protect the integrity, confidentiality and availability of individually identifiable health information that is electronically created, received, maintained or transmitted (including between us and our affiliated practices). We have implemented security policies, procedures and systems, including training programs, designed to comply with the requirements set forth in the Security Rules.

In addition, Congress enacted the Health Information Technology for Economic and Clinical Health Act (“HITECH”) as part of the ARRA. Among other changes to the laws governing PHI, HITECH strengthened and expanded HIPAA requirements, increased penalties for violations, gave patients new rights to restrict uses and disclosures of their health information, and imposed a number of privacy and security requirements directly on our “Business Associates,” which are third-parties that perform functions or services for us or on our behalf that involve the use or disclosure of PHI. Under HITECH, Covered Entities are required to report any unauthorized use or disclosure of PHI that meets the definition of a breach to the affected individuals, HHS and, depending on the number of affected individuals, the media for the affected market. In addition, HITECH requires that Business Associates report breaches to their Covered Entity customers. HITECH also authorizes state Attorneys General to bring civil actions in response to violations of HIPAA that threaten the privacy of state residents. We have adopted privacy policies and procedures aimed at ensuring compliance with HITECH requirements.

In addition to the federal HIPAA and HITECH requirements, numerous state and certain other federal laws protect the confidentiality of patient information and other personal information, including state medical privacy laws, state social security number protection, state data breach notification laws, state genetic privacy laws, human subjects research laws and federal and state consumer protection laws. In some cases, state laws are more stringent than HIPAA and therefore, are not preempted by HIPAA.

HIPAA Transaction Requirements

In addition to privacy and data security regulations, HIPAA and its implementing regulations establish electronic data transmission standards that all healthcare providers must use for electronic healthcare transactions. For example, claims for reimbursement that are transmitted electronically to third-party payors must comply with specific formatting standards, and these standards apply whether the payor is a government or a private entity. Effective October 1, 2015, we will be required to report medical diagnoses under new International Classification of Diseases, 10th Edition, (“ICD-10”), which replace the current ICD-9 medical coding diagnosis codes. ICD-10 codes are different from ICD-9 codes and will require entities to code with much greater detail and specificity than ICD-9 codes. If claims are not reported properly under ICD-10 due to technical or coding errors or other implementation issues involving systems, including ours and those of our third-party payors, there can be a delay in the processing and payment of such claims, or a denial of such claims, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The foundation of our Compliance Program is our Code of Conduct, which is intended to be a comprehensive statement of the ethical and legal standards governing the daily activities of our employees, affiliated professionals, independent contractors, officers and directors. All our personnel are required to abide by, and are given thorough education regarding, our Code of Conduct. In addition, all employees and affiliated professionals are expected to report incidents that they believe in good faith may be in violation of our Code of Conduct. We maintain a toll-free helpline to permit individuals to report compliance concerns on an anonymous basis and obtain answers to questions about our Code of Conduct. Our Compliance Program, including our Code of Conduct, is administered by our Chief Compliance Officer with oversight by our Chief Executive Officer, Compliance Committee and Board of Directors. Copies of our Code of Conduct and our Code of Professional Conduct – Finance are available on our website, www.mednax.com. Our Internet website and the information contained therein or connected thereto are not incorporated into or deemed a part of this Form 10-K. Any amendments or waivers to our Code of Professional Conduct—Finance will be promptly disclosed on our website following the date of any such amendment or waiver.

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

OTHER LEGAL PROCEEDINGS

In the ordinary course of our business, we become involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by our affiliated physicians. Our contracts with hospitals generally require us to indemnify them and their affiliates for losses resulting from the negligence of our affiliated physicians and other clinicians. We may also become subject to other lawsuits that could involve large claims and significant defense costs. We believe, based upon a review of pending actions and proceedings, that the outcome of such legal actions and proceedings will not have a material adverse effect on our business, financial condition or results of operations. The outcome of such actions and proceedings, however, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock.

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

Our business entails an inherent risk of claims of medical malpractice against our affiliated physicians, clinicians and us. We contract and pay premiums for professional liability insurance that indemnifies us and our affiliated healthcare professionals generally on a claims-made basis for losses incurred related to medical malpractice litigation. Professional liability coverage is required in order for our affiliated physicians to maintain hospital privileges. Our self-insured retention under our professional liability insurance program is maintained primarily through a wholly owned captive insurance subsidiary. We record estimates in our Consolidated Financial Statements for our liabilities for self-insured retention amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Liabilities for claims incurred but not reported are not discounted. Because many factors can affect historical and future loss patterns, the determination of an appropriate reserve involves complex, subjective judgment, and actual results may vary significantly from estimates. If the self-insured retention amounts and other amounts that we are actually required to pay materially exceed the estimates that have been reserved, our financial condition, results of operations and cash flows could be materially, adversely affected.

EMPLOYEES AND PROFESSIONALS UNDER CONTRACT

In addition to the over 2,625 practicing physicians affiliated with us as of December 31, 2014, we employed or contracted with over 3,000 other clinical professionals and approximately 4,550 other full-time and part-time employees.

GEOGRAPHIC COVERAGE

We provide physician services in 34 states, including Alaska, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Indiana, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Missouri, Montana, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and West Virginia, and Puerto Rico. During 2014, approximately 62% of our net revenue was generated by operations in our five largest states. Our operations in Texas accounted for approximately 24% of our net revenue for the same period. Although we continue to seek to diversify the geographic scope of our operations, primarily through acquisitions of physician group practices, we may not be able to implement successfully or realize the expected benefits of any of these initiatives. In addition, through our complementary service businesses, we provide revenue cycle management and consulting services to medical providers in over 40 states. Adverse changes or conditions affecting states, in which our operations are concentrated, such as healthcare reforms, changes in laws, rules and regulations, reduced Medicare or Medicaid reimbursements, an increase in the income level required to qualify for government healthcare programs or government investigations, may have a material adverse effect on our business, financial condition and results of operations.

SERVICE MARKS

We have registered with the United States Patent and Trademark Office the service marks “MEDNAX National Medical Group and Design,” “Pediatrix Medical Group and Design,” “Obstetrix Medical Group and Design,” “American Anesthesiology and Design,” “BabySteps,” the “Baby Design,” “Pediatrix University,” “Pediatrix University-A University Without Walls,” “QualitySteps,” “Quantum Clinical Navigation Systems,” “Pediatrix Cardiology and Design,” “NEO Conference and Design” and “MedData,” among others.

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

Although economic conditions in the United States have gradually improved, the number of unemployed and under-employed workers remains significant despite increases in economic activity. During the year ended December 31, 2014, the percentage of our patient service revenue being reimbursed under GHC Programs decreased slightly as compared to the year ended December 31, 2013. We could, however, experience shifts to GHC Programs, and possible lower patient volumes, if economic conditions do not continue to improve or if they deteriorate. Adverse economic conditions could also lead to additional increases in the number of unemployed and under-employed workers and a decline in the number of private employers that offer healthcare insurance coverage to their employees. Employers that do offer healthcare coverage may increase the required contributions from employees to pay for their coverage and increase patient responsibility amounts. As a consequence, the number of patients who participate in GHC Programs or are uninsured could increase. In addition, due to the rising costs of managed care premiums and patient responsibility amounts, we may experience increased bad debt due to patients’ inability to pay for certain services. Further, it is too early to determine whether the ACA will increase or decrease the number of our patients with private healthcare insurance, obtained either through employers or the recently established insurance exchanges. Payments received from GHC Programs are substantially less than payments received from private healthcare insurance programs (managed care and other third-party payors). In addition, payments under the recently established health care exchanges may be less than payments from private healthcare insurance programs. A payor mix shift from private healthcare insurance programs to government payors may result in an increase in our estimated provision for contractual adjustments and uncollectibles and a corresponding decrease in our net revenue. Further increases in the government component of our payor mix at the expense of other third-party payors could result in a significant reduction in our average reimbursement rates.

State budgetary constraints could have an adverse effect on our reimbursement from Medicaid programs.

As a result of recent economic conditions, many states are continuing to collect less revenue than they did in prior years and as a consequence are facing budget shortfalls and underfunded pension and other obligations. Although shortfalls for the more recent budgetary years have declined, they are still significant by historical standards. The financial condition of the states in which the Company does business could lead to reduced or delayed funding for Medicaid programs and, in turn, reduced or delayed reimbursement for physician services, which could adversely affect our results of operations, cash flows and financial condition.

The birth rate in the United States may decline.

Final birth data for 2013 indicate that total births in the United States were essentially flat compared to 2012 and 2011. Although the provisional data for the full year of 2014 are not yet available, we expect that birth trends may have continued to stabilize. However, any future declines in births could have an adverse effect on our patient volumes and revenue.

The ACA may have a significant effect on our business.

The ACA contains a number of provisions that have affected us and could affect us over the next several years. These provisions include the recent establishment of health insurance exchanges to facilitate the purchase of qualified health plans, expanding Medicaid eligibility, subsidizing insurance premiums and creating requirements and incentives for businesses to provide healthcare benefits. Other provisions contain changes to healthcare fraud and abuse laws and expand the scope of the FCA.

The ACA contains numerous other measures that could also affect us. For example, payment modifiers are being developed that will differentiate payments to physicians under federal healthcare programs based on quality and cost of care. In addition, other provisions authorize voluntary demonstration projects relating to the bundling of payments for episodes of hospital care and the sharing of cost savings achieved under the Medicare program. CMS also issued a final rule under the ACA establishing a Medicare Shared Savings Program (“MSSP”) that allows physicians, hospitals and other health care providers to coordinate care for Medicare beneficiaries through Accountable Care Organizations (“ACOs”). ACOs are entities consisting of healthcare providers and suppliers organized to deliver services to Medicare beneficiaries and eligible under the MSSP to receive a share of any cost savings the entity can achieve by delivering services to those beneficiaries at a cost below a set baseline and based upon established quality of care standards. We will continue to evaluate the impact of the MSSP on our business and operations.

Many of the ACA’s most significant reforms, such as the establishment of state-based and federally facilitated insurance exchanges that provide a marketplace for eligible individuals and small employers to purchase health care insurance, only became effective in the beginning of 2014. Following some well-publicized technical issues in accessing and enrolling in the federal online exchange, enrollment in the federal and state exchange healthcare plans met the 7 million first-year target established by the Congressional Budget Office. In the second enrollment period for the exchanges, which runs through February 15, 2015, it has been projected that approximately 9 million people, including new applicants and returning customers, will be enrolled. In November 2014, however, the Supreme Court granted certiorari to hear an appeal challenging the legality of an Internal Revenue Service (“IRS”) regulation providing subsidies for insurance purchased on the federal exchanges and arguing that the text of the ACA only allows for subsidies on state-based exchanges. Only 13 states created their own exchanges; the remainder of states provided insurance coverage on the federal exchanges. A ruling in that case, King v. Burwell, is expected by June 2015. If the challenge is successful, approximately 5 million people who obtained healthcare coverage through the federal facilitated insurance exchanges could lose their subsidies and their health insurance coverage. In addition, in some cases, the patient responsibility costs related to healthcare plans obtained through the insurance exchanges may be high and could increase in the future, and we may experience increased bad debt due to patients’ inability to pay for certain services.

The ACA also allows states to expand their Medicaid programs through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historic eligibility levels to 133% of the federal poverty level. To date, however, 20 states have expressed their intent not to expand Medicaid eligibility to cover this low income patient population. However, several states are exploring the opportunity to expand Medicaid eligibility in a manner that is different than set forth under the ACA. As a result of these and other uncertainties, we cannot predict whether there will be more uninsured patients than was anticipated when the ACA was enacted.

Federal and state agencies are expected to continue to develop regulations and implement provisions of the ACA. However, given the complexity and the number of changes expected as a result of the ACA, as well as the implementation timetable and delays for many of them, we cannot predict the ultimate impacts of the ACA, as they may not be known for several years. The ACA also remains subject to continuing legislative scrutiny, including efforts by Congress to amend or repeal a number of its provisions as well as administrative actions delaying the effectiveness of key provisions. As a result, we cannot predict with any assurance the ultimate effect of the ACA on our Company, nor can we provide any assurance that its provisions will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Expanding eligibility of government-sponsored programs could adversely affect our reimbursement.

In February 2009, Congress reauthorized the State Children’s Health Insurance Program (“SCHIP”) through September 2013 and expanded its eligibility coverage. The ACA extended the reauthorization through September

2015. Further expansion of SCHIP eligibility and the ACA’s expansion of Medicaid coverage could cause patients who otherwise would have participated in private healthcare insurance programs to participate in GHC Programs. Additional reform efforts could change the eligibility requirements for Medicaid and for other GHC Programs and could increase the number of patients who participate in such programs or the number of uninsured patients. Payments received from government-sponsored programs are substantially less than payments received from private healthcare insurance programs (managed care and other third-party payors). A payor mix shift from private healthcare insurance programs to government payors may result in an increase in our estimated provision for contractual adjustments and uncollectibles and a corresponding decrease in our net revenue. Further increases in the government component of our payor mix at the expense of other third-party payors could also result in a significant reduction in our average reimbursement rates.

Government-funded programs or private insurers may limit, reduce or make retroactive adjustments to reimbursement amounts or rates.

A significant portion of our net revenue is derived from payments made by GHC Programs, principally Medicare and Medicaid. These government-funded programs, as well as private insurers, have taken and may continue to take steps, including a movement toward increased use of managed care organizations, value-based purchasing, and new patient care models to control the cost, eligibility for, use and delivery of healthcare services as a result of budgetary constraints and cost containment pressures due to unfavorable economic conditions, rising healthcare costs and for other reasons, including those described above under Item 1. Business—“Government Regulation—Government Reimbursement Requirements.” These government-funded programs and private insurers may attempt other measures to control costs, including bundling of services and denial of, or reduction in, reimbursement for certain services and treatments. As a result, payments from government programs or private payors may decrease significantly. Also, any adjustment in Medicare reimbursement rates may have a detrimental impact on our reimbursement rates not only for Medicare patients, but also for patients covered under Medicaid and other third-party payors, because Medicaid and other third-party payors often base their reimbursement rates on a percentage of Medicare rates. Our business may also be materially affected by limitations on, or reductions in, reimbursement amounts or rates or elimination of coverage for certain individuals or treatments. Moreover, because government-funded programs generally provide for reimbursements on a fee-schedule basis rather than on a charge-related basis, we generally cannot increase our revenue from these programs through increases in the amount we charge for our services. To the extent our costs increase, we may not be able to recover our increased costs from these programs, and cost containment measures and market changes in non-government-funded insurance plans have generally restricted our ability to recover, or shift to non-governmental payors, these increased costs. In addition, funds we receive from third-party payors are subject to audit with respect to the proper billing for physician and ancillary services and, accordingly, our revenue from these programs may be adjusted retroactively. Any retroactive adjustments to our reimbursement amounts could have a material adverse effect on our financial condition, results of operations, cash flows and the trading price of our common stock.

In addition, Medicare reimbursement rates could be reduced due to statutory formulas. Presently, Medicare pays for all physician services based upon a national fee schedule which contains a list of uniform rates. The payment rates under the fee schedule are determined based on national uniform relative value units for the services provided, a geographic adjustment factor and a conversion factor. The fee schedule is adjusted annually based on a complex formula that is linked in part to the use of services by Medicare beneficiaries and the growth in gross domestic product. Since 2002, this formula has resulted in negative payment updates under the fee schedule that have grown increasingly larger, and Congress has had to take repeated legislative action to reverse scheduled payment reductions, most recently in March 2014, when legislation was enacted to avert a rate reduction and temporarily increase Medicare physician payment rates through the end of March 2015. If Congress does not take further action, the Medicare fee schedule will be reduced by approximately 20% effective April 1, 2015. Fee reductions will continue to be scheduled annually unless Congress takes action in the future to modify or reform the mechanism by which payment rates are updated. In addition to the reductions under the Medicare fee schedule, the Budget Control Act of 2011 sets forth across-the-board cuts (“sequestrations”) to

Medicare reimbursement rates which began in April 2013. These annual reductions of 2% apply to mandatory and discretionary spending in the years 2013 to 2021, and were extended through fiscal year 2024 by the Bipartisan Budget Act of 2013 and Public Law 113-82. Unless Congress takes action in the future to modify these sequestrations, Medicare reimbursements will be reduced by 2% annually. If no action is taken, reductions in the fee schedule and reductions as a result of the sequestrations could have a material adverse effect on our financial condition, results of operations, cash flows and the trading price of our common stock.

We may become subject to billing investigations by federal and state government authorities.

Federal and state laws, rules and regulations impose substantial penalties, including criminal and civil fines, monetary penalties, exclusion from participation in government healthcare programs and imprisonment, on entities or individuals (including any individual corporate officers or physicians deemed responsible) that fraudulently or wrongfully bill government-funded programs or other third-party payors for healthcare services. CMS issued a final rule requiring states to implement a Medicaid Recovery Audit Contractor (“RAC”) program effective January 1, 2012. States are required to contract with one or more eligible Medicaid RACs to review Medicaid claims for any overpayments or underpayments, and to recoup overpayments from providers on behalf of the state. In addition, federal laws, along with a growing number of state laws, allow a private person to bring a civil action in the name of the government for false billing violations. See Item 1. Business—“Government Regulation—Fraud and Abuse Provisions.” We believe that audits, inquiries and investigations from government agencies will occur from time to time in the ordinary course of our business, which could result in substantial costs to us and a diversion of management’s time and attention. We cannot predict whether any future audits, inquiries or investigations, or the public disclosure of such matters, would have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock. See Item 1. Business—“Government Investigations.”

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

The healthcare industry and physicians’ medical practices, including the healthcare and other services that we and our affiliated physicians provide, are subject to extensive and complex federal, state and local laws, rules and regulations, compliance with which imposes substantial costs on us. Of particular importance are the provisions summarized as follows:

•

federal laws (including the federal False Claims Act) that prohibit entities and individuals from knowingly or recklessly making claims to Medicare, Medicaid and other government-funded programs that contain false or fraudulent information or from improperly retaining known overpayments;

•

a provision of the Social Security Act, commonly referred to as the “anti-kickback” statute, that prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration, in cash or in kind, in return for the referral or recommendation of patients for items and services covered, in whole or in part, by federal healthcare programs, such as Medicare and Medicaid;

•

a provision of the Social Security Act, commonly referred to as the Stark Law, that, subject to certain exceptions, prohibits physicians from referring Medicare patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including a compensation arrangement) with the entity;

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

•

federal and state laws related to confidentiality, privacy and security of personal information, including medical information and records, that limit the manner in which we may use and disclose that information, impose obligations to safeguard information and require that we notify third parties in the event of a breach;

•	state laws that prohibit general business corporations from practicing medicine, controlling physicians’ medical decisions or engaging in certain practices, such as splitting fees with physicians;

•

federal and state laws governing participation in GHC Programs could result in denial of our application to become a participating provider, that could in turn cause us to not be able to treat patients covered by the applicable program or prohibit us from billing for the treatment services provided to such patients;

•

federal and state laws that prohibit providers from billing and receiving payment from Medicare and Medicaid for services unless the services are medically necessary, adequately and accurately documented and billed using codes that accurately reflect the type and level of services rendered;

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

We may in the future become the subject of regulatory or other investigations, audits or proceedings, and our interpretations of applicable laws, rules and regulations may be challenged. For example, regulatory authorities or other parties may assert that our arrangements with our affiliated professional contractors constitute fee splitting or the corporate practice of medicine and seek to invalidate these arrangements, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock. See Item 1. Business—“Government Regulation—Fee Splitting; Corporate Practice of Medicine.” Regulatory authorities or other parties also could assert that our relationships, including fee arrangements, among our affiliated professional contractors, hospital clients or referring physicians violate the anti-kickback, fee splitting or self-referral laws and regulations or that we have submitted false claims or otherwise failed to comply with government program reimbursement requirements. See Item 1. Business—“Government Regulation—Fraud and Abuse Provisions” and “—Government Reimbursement Requirements.” Such investigations, proceedings and challenges could result in substantial defense costs to us and a diversion of management’s time and attention. In addition, violations of these laws are punishable by monetary fines, civil and criminal penalties, exclusion from participation in GHC Programs, and forfeiture of amounts collected in violation of such laws and regulations, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock.

Federal and state laws that protect the privacy and security of personal information may increase our costs and limit our ability to collect and use that information and subject us to penalties if we are unable to fully comply with such laws.

Numerous federal and state laws and regulations govern the collection, dissemination, use, security and confidentiality of personal information, including individually identifiable health information. These laws include:

•

Provisions of HIPAA that limit how healthcare providers and business associates may use and disclose PHI, provide certain rights to individuals with respect to that information and impose certain security requirements;

•	HITECH, which strengthens and expands the HIPAA Privacy Rule and Security Rules and imposes data breach notification obligations;

•	Other federal and state laws restricting the use and protecting the privacy and security of personal information, including health information, many of which are not preempted by HIPAA;

•	Federal and state consumer protection laws; and

•	Federal and state laws regulating the conduct of research with human subjects.

As part of our business operations, including our medical record keeping, third-party billing, research and other services, we collect and maintain PHI in paper and electronic format. Standards related to health information, whether implemented pursuant to HIPAA, HITECH, state laws, congressional or state action or otherwise, could have a significant effect on the manner in which we handle personal information, including healthcare-related data, and communicate with payors, providers, patients and others, and compliance with these standards could impose significant costs on us or limit our ability to offer services, thereby negatively impacting the business opportunities available to us.

If we do not comply with existing or new laws and regulations related to personal information we could be subject to remedies that include monetary fines, civil or administrative penalties, litigation, civil damage awards or criminal sanctions.

Government authorities or other parties may assert that our business practices violate antitrust laws.

The healthcare industry is subject to close antitrust scrutiny. The FTC, the DOJ and state Attorneys General all actively review and, in some cases, take enforcement action against business conduct and acquisitions in the healthcare industry. Private parties harmed by alleged anticompetitive conduct can also bring antitrust suits. Violations of antitrust laws may be punishable by substantial penalties, including significant monetary fines, civil penalties, criminal sanctions, and consent decrees and injunctions prohibiting certain activities or requiring divestiture or discontinuance of business operations. Any of these penalties could have a material adverse effect on our business, financial condition and results of operations.

Our affiliated physicians and third-party contractors may not appropriately record or document services that they provide.

Our affiliated physicians are responsible for appropriately recording and documenting the services they provide. We use this information to seek reimbursement for their services from third-party payors. In addition, we utilize third-party contractors to perform certain revenue cycle management functions for medical providers, including medical coding. If our physicians and third-party contractors do not appropriately document, or where applicable, code for their services or our customers’ services, we could be subjected to administrative, regulatory, civil, or criminal investigations or sanctions and our business, financial condition, results of operations and cash flows could be materially adversely affected.

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

•

We may acquire businesses that derive a greater portion of their revenue from GHC Programs than what we recognize on a consolidated basis. These acquisitions could affect our overall payor mix in future periods.

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

In addition, information security risks have generally increased in recent years because of new technologies and the increased activities of perpetrators of cyber-attacks resulting in the theft of protected health, business or financial information. Outside parties may also attempt to fraudulently induce employees to take actions, including the release of confidential or sensitive information or to make fraudulent payments, through illegal electronic spamming, phishing or other tactics. A failure in or breach of our information systems as a result of cyber-attacks or other tactics could also disrupt our business, result in the release or misuse of confidential or proprietary information or financial loss, damage our reputation, increase our administrative expenses, and expose us to additional risk of liability to federal or state governments or individuals. Although we believe that we have robust information security procedures and other safeguards in place, which are monitored and routinely tested internally and by external parties, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures or to investigate and remediate any information security vulnerabilities. Any of these disruptions or breaches of security could have a material adverse effect on our business, regulatory compliance, financial condition and results of operations.

Our employees and business partners may not appropriately secure and protect confidential information in their possession.

Each of our employees and business partners is responsible for the security of the information in our systems or under our control and to ensure that private and financial information is kept confidential. Should an employee or business partner not follow appropriate security measures, including those related to cyber threats or attacks or other tactics, as well as our privacy and security policies and procedures, the improper release of personal information, including PHI, or confidential business or financial information, or misappropriation of assets could result. The release of such information or misappropriation of assets could have a material adverse effect on our business, financial condition, regulatory compliance, results of operations and cash flows.

We may not be able to successfully recruit and retain qualified physicians and other clinicians.

We are dependent upon our ability to recruit and retain a sufficient number of qualified physicians and other clinicians to service existing units at hospitals and our affiliated practices and expand our business. We compete with many types of healthcare providers, including teaching, research and government institutions, hospitals and health systems and other practice groups, for the services of qualified clinicians. We may not be able to continue to recruit new clinicians or renew contracts with existing clinicians on acceptable terms. If we do not do so, our ability to service existing or new hospital units and staff existing or new office-based practices could be adversely affected.

A significant number of our affiliated physicians or other clinicians could leave our affiliated practices or our affiliated professional contractors may be unable to enforce the non-competition covenants of departed physicians.

Our affiliated professional contractors usually enter into employment agreements with our affiliated physicians. Certain of our employment agreements can be terminated without cause by any party upon prior written notice. In addition, substantially all of our affiliated physicians have agreed not to compete within a specified geographic area for a certain period after termination of employment. The law governing non-compete agreements and other forms of restrictive covenants varies from state to state. Although we believe that the non-competition and other restrictive covenants applicable to our affiliated physicians are reasonable in scope and duration and therefore enforceable under applicable state law, courts and arbitrators in some states may be reluctant to enforce non-compete agreements and restrictive covenants against physicians. Our affiliated physicians or other clinicians may leave our affiliated practices for a variety of reasons, including to provide services for other types of healthcare providers, such as teaching, research and government institutions, hospitals and health systems and other practice groups. If a substantial number of our affiliated physicians or other clinicians leave our affiliated practices or our affiliated professional contractors are unable to enforce the non-competition covenants in the employment agreements, our business, financial condition, results of operations and cash flows could be materially, adversely affected.

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

We have historically experienced and expect to continue to experience quarterly fluctuations in net revenue and net income. For example, we typically experience negative cash flow from operations in the first quarter of each year, principally as a result of bonus payments to affiliated physicians as well as discretionary matching contributions for participants in our qualified contributory savings plans (401(k) Plans). In addition, a significant number of our employees and associated professional contractors (primarily affiliated physicians) exceed the level of taxable wages for social security contributions during the first and second quarters. As a result, we incur a significantly higher payroll tax burden and our net income is lower during those quarters. Moreover, a lower number of calendar days are present in the first and second quarters of the year as compared to the remainder of the year. Because we provide services in the NICU on a 24-hours-a-day basis, 365 days a year, any reduction in service days will have a corresponding reduction in net revenue. In addition, any reduction in office days in our office-based practices or business days in our anesthesia practices will also have a corresponding reduction in net revenue. We also have significant fixed operating costs, including costs for our affiliated physicians, and as a result, are highly dependent on patient volume and capacity utilization of our affiliated physicians to sustain profitability. Quarterly results may also be impacted by the timing of acquisitions and any fluctuation in patient volume. As a result, our results of operations for any quarter are not indicative of results of operations for any future period or full fiscal year.

Our variable rate debt exposes us to interest rate risk which could adversely affect our cash flows.

The borrowings under our credit agreement bear interest at variable rates and expose us to interest rate risk. Other debt we incur also could be variable rate debt. If interest rates increase, our variable rate debt will create higher debt service requirements, which could adversely affect our results of operations and cash flows.

The value of our common stock may fluctuate.

There has been significant volatility in the market price of securities of healthcare companies generally that we believe in many cases has been unrelated to operating performance. In addition, we believe that certain factors, such as actual and potential legislative and regulatory developments, including announced regulatory investigations, quarterly fluctuations in our actual or anticipated results of operations, lower revenue or earnings than those anticipated by securities analysts, not meeting publicly announced expectations, and general economic and financial market conditions, could cause the price of our common stock to fluctuate substantially.

We may not be able to collect reimbursements for our services from third-party payors in a timely manner.

A significant portion of our net revenue is derived from reimbursements from various third-party payors, including GHC Programs, private insurance plans and managed care plans, for services provided by our affiliated professional contractors. We are responsible for submitting reimbursement requests to these payors and collecting the reimbursements, and we assume the financial risks relating to uncollectible and delayed reimbursements. In the current healthcare environment, payors continue their efforts to control expenditures for healthcare, including revisions to coverage and reimbursement policies. Due to the nature of our business and our participation in government-funded and private reimbursement programs, we are involved from time to time in inquiries, reviews, audits and investigations by governmental agencies and private payors of our business practices, including assessments of our compliance with coding, billing and documentation requirements. We may be required to repay these agencies or private payors if a finding is made that we were incorrectly reimbursed, or we may be subjected to pre-payment reviews, which can be time-consuming and result in non-payment or delayed payment for the services we provide. We may also experience difficulties in collecting reimbursements because third-party payors may seek to reduce or delay reimbursements to which we are entitled for services that our affiliated physicians have provided. In addition, GHC Programs may deny our application to become a participating provider that could cause us to not be able to provide services to patients or prohibit us from billing for such services. If we are not reimbursed fully and in a timely manner for such services or there is a finding that we were incorrectly reimbursed, our revenue, cash flows and financial condition could be materially, adversely affected.

In addition, adverse economic conditions could affect the timeliness and amounts received from our third-party and government payors which would impact our short-term liquidity needs.

Hospitals or other customers may terminate their agreements with us, our physicians may lose the ability to provide services in hospitals or administrative fees paid to us by hospitals may be reduced.

Our net revenue is derived primarily from fee-for-service billings for patient care provided within hospital units by our affiliated physicians and from administrative fees paid to us by hospitals. See Item 1. Business—“Relationships with Our Partners—Hospitals.” Our hospital partners or other customers may cancel or not renew their contracts with us, reduce or eliminate our administrative fees in the future, or refuse to pay us our administrative fees if we fail to honor the terms of our agreement. Adverse economic conditions could influence future actions of our hospital partners or other customers. To the extent that our arrangements with our hospital partners or other customers are canceled, or are not renewed or replaced with other arrangements having at least as favorable terms, our business, financial condition and results of operations could be adversely affected. In addition, to the extent our affiliated physicians lose their privileges in hospitals or hospitals enter into arrangements with or employ other physicians, our business, financial condition, results of operations and cash flows could be materially, adversely affected.

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

A majority of our net revenue in 2014 was generated by our operations in five states. In particular, Texas accounted for approximately 24% of our net revenue in 2014. See Item 1. Business—“Geographic Coverage.” Adverse changes or conditions affecting these particular states, such as healthcare reforms, changes in laws and regulations, reduced Medicaid reimbursements and government investigations, economic conditions, weather conditions, and natural disasters may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Price Range of Common Stock

Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “MD.” The high and low sales prices for a share of our common stock for each quarter during our last two fiscal years, after giving effect for our two-for-one stock split effective December 19, 2013, are set forth below:

	High	Low
2014
Fourth Quarter	$67.64	$49.82
Third Quarter	60.08	54.16
Second Quarter	64.51	56.13
First Quarter	63.93	52.50

2013
Fourth Quarter	$56.45	$49.83
Third Quarter	51.49	45.29
Second Quarter	47.29	41.83
First Quarter	44.99	40.33

As of January 30, 2015, we had 294 holders of record of our common stock, and the closing sales price on that date for our common stock was $67.89 per share. We believe that the number of beneficial owners of our common stock is greater than the number of record holders because a significant number of shares of our common stock is held through brokerage firms in “street name.”

Dividend Policy

We did not declare or pay any cash dividends on our common stock in 2014 or 2013, nor do we currently intend to declare or pay any cash dividends in the future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, results of operations, capital requirements, our general financial condition, general business conditions and contractual restrictions on payment of dividends, if any, as well as such other factors as our Board of Directors may deem relevant. Our credit facility permits us to declare and pay cash dividends, subject to limitations as specified therein. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Liquidity and Capital Resources.”

Performance Graph

The following graph compares the cumulative total shareholder return on $100 invested on December 31, 2009 in our common stock against the cumulative total return of the S&P 500 Index, S&P 600 Health Care Index, and the NYSE Composite Index. The returns are calculated assuming reinvestment of dividends. The graph covers the period from December 31, 2009 through December 31, 2014, and gives effect to a two-for-one stock split effective December 19, 2013. The stock price performance included in the graph is not necessarily indicative of future stock price performance.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

	Base Period	Years Ending
Company/Index	2009	2010	2011	2012	2013	2014
MEDNAX, Inc.	$100.00	$111.91	$119.76	$132.27	$177.58	$219.93
S&P 500 Index	$100.00	$112.47	$112.78	$127.90	$165.76	$184.64
S&P 600 Health Care	$100.00	$122.52	$139.37	$158.11	$245.89	$272.73
NYSE Composite Index	$100.00	$110.85	$104.07	$117.52	$144.75	$150.86

Issuer Purchases of Equity Securities

During the three months ended December 31, 2014, we repurchased approximately 5.0 million shares of our common stock in connection with a share repurchase program that was approved by our board of directors in October 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as part of the Repurchase Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Programs
October 1—October 31, 2014	—	$—	—	(b	)
November 1—November 30, 2014	1,197,191	$63.31	1,197,191	(b	)
December 1—December 31, 2014	3,774,480	$64.88	3,774,480	(b	)

Total	4,971,671	$64.50	4,971,671	(b	)

(a)	This amount represents the weighted average price paid per share and includes a per share commission paid for all repurchases made through open market programs.
(b)	We have two active repurchase programs. Our July 2013 repurchase program allows us to repurchase shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs, which is estimated to be approximately 1.2 million shares per year. Our October 2014 repurchase program allows us to repurchase up to an additional $600.0 million of shares of our common stock, of which we have repurchased approximately $360.7 million, inclusive of the aggregate value of common stock held back pending final settlement of our accelerated share repurchase program. See Note 14 to our Consolidated Financial Statements in this Form 10-K for additional information on our common stock repurchase programs, which note is incorporated herein by reference.

The amount and timing of future repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2014, we did not sell any unregistered shares of our securities.

Equity Compensation Plans

Information regarding equity compensation plans is set forth in Item 12 of this Form 10-K and is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following table includes selected consolidated financial data set forth as of and for each of the five years in the period ended December 31, 2014. All share and per share amounts give effect for our two-for-one stock split effective December 19, 2013. The balance sheet data at December 31, 2014 and 2013, and the income statement data for the years ended December 31, 2014, 2013 and 2012, have been derived from the Consolidated Financial Statements included in this Form 10-K. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and the related notes included in Items 7 and 8, respectively, of this Form 10-K (in thousands, except per share and other operating data).

	Years Ended December 31,
	2014	2013	2012	2011	2010
Consolidated Income Statement Data:
Net revenue (1)	$2,438,913	$2,154,012	$1,816,612	$1,588,248	$1,401,559

Operating expenses:
Practice salaries and benefits	1,543,395	1,361,318	1,130,913	970,396	854,920
Practice supplies and other operating expenses	89,002	82,388	71,823	66,815	57,511
General and administrative expenses	247,527	218,209	193,540	170,356	154,267
Depreciation and amortization	45,990	39,966	30,816	25,292	21,950

Total operating expenses	1,925,914	1,701,881	1,427,092	1,232,859	1,088,648

Income from operations	512,999	452,131	389,520	355,389	312,911
Investment income	2,728	1,696	1,896	1,495	1,434
Interest expense	(8,891)	(5,415)	(3,245)	(3,639)	(3,193)
Equity in earnings of unconsolidated affiliate	1,780	—	—	—	—

Total non-operating expenses	(4,383)	(3,719)	(1,349)	(2,144)	(1,759)

Income before income taxes	508,616	448,412	388,171	353,245	311,152
Income tax provision	191,413	167,895	147,264	135,248	108,461

Net Income	317,203	280,517	240,907	217,997	202,691
Net loss attributable to noncontrolling interests	78	—	—	—	—

Net income attributable to MEDNAX, Inc.	$317,281	$280,517	$240,907	$217,997	$202,691

Per Common and Common Equivalent Share Data:
Net income attributable to MEDNAX, Inc.:
Basic	$3.22	$2.83	$2.47	$2.28	$2.17

Diluted	$3.18	$2.78	$2.42	$2.23	$2.13

Weighted average common shares:
Basic	98,588	99,112	97,386	95,412	93,260

Diluted	99,887	100,969	99,382	97,592	95,140

Other Operating Data:
Number of physicians at end of year	2,625	2,367	2,152	1,839	1,675
Number of births	799,868	790,597	761,698	745,929	736,191
NICU admissions	108,978	102,099	99,539	97,101	93,310
NICU patient days	1,919,579	1,847,577	1,828,605	1,754,401	1,710,904
Number of anesthesia cases	1,284,149	1,045,794	664,527	463,604	315,318

Consolidated Balance Sheet Data:
Cash and cash equivalents	$47,928	$31,137	$21,280	$18,596	$26,251
Working capital	50,779	41,333	90,706	82,972	74,948
Total assets	3,608,795	3,008,716	2,750,337	2,272,648	2,037,646
Total liabilities	1,343,229	665,728	714,969	541,632	590,192
Borrowings under credit facility	568,000	27,000	144,000	29,000	146,500
Shareholders’ equity	2,265,566	2,342,988	2,035,368	1,731,016	1,447,454

(1)	The increase in net revenue related to acquisitions was approximately $205.4 million, $265.0 million, $179.0 million, $140.1 million, and $96.6 million for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

MEDNAX is a leading provider of physician services including newborn, anesthesia, maternal-fetal and other pediatric subspecialties. At December 31, 2014, our national network was composed of more than 2,625 affiliated physicians, including more than 1,080 physicians who provide neonatal clinical care in 34 states and Puerto Rico, primarily within hospital-based neonatal intensive care units, to babies born prematurely or with medical complications. We have over 950 physicians who provide anesthesia care to patients in connection with surgical and other procedures as well as pain management. We have approximately 245 affiliated physicians who provide maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network also includes other pediatric subspecialists, including approximately 125 physicians providing pediatric intensive care, 115 physicians providing pediatric cardiology care, 90 physicians providing hospital-based pediatric care and 20 physicians providing pediatric surgical care.

In addition to our national physician network, we provide services in over 40 states to medical providers, including ours, through two complementary businesses, consisting of a revenue cycle management company and a consulting services company.

2014 Acquisition Activity and Joint Ventures

During the year ended December 31, 2014, we completed the acquisition of 11 physician group practices. These acquisitions consisted of eight anesthesiology practices, one neonatology practice, one maternal-fetal medicine practice and one pediatric cardiology practice. We also completed the acquisition of two complementary services businesses, consisting of a revenue cycle management company and a consulting services company. Based on our experience, we expect that we can improve the results of all of our acquired practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based upon the significant infrastructure that we have developed. We also expect that the development of our service offerings will function as support for our own physician practices as well as a revenue generating outsourced service capability.

In June 2014, we entered into a joint venture in which we own a 75% economic interest. The joint venture operates as a fully integrated physician practice within the specialty of pediatric cardiology providing services to certain hospital and clinical sites. Also in June 2014, we entered into a second joint venture in which we own a 37.5% economic interest. This joint venture operates as a provider-based venture on the campus of a hospital and will provide certain cardiology diagnostic services to inpatients and outpatients of the hospital.

Common Stock Repurchase Programs

In July 2013, our board of directors authorized the repurchase of shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs. The share repurchase program permits us to make open market purchases from time-to-time based upon general economic and market conditions and trading restrictions. This repurchase program was expanded to allow for the repurchase of shares of our common stock to offset the dilutive impact from the issuance of shares, if any, related to our acquisition program. In October 2014, we announced that our board of directors had authorized the repurchase of up to $600.0 million of shares of our common stock in addition to the existing share repurchase program approved in July 2013.

Under the share repurchase programs described above, we repurchased approximately 7.1 million shares of our common stock for approximately $488.4 million during the year ended December 31, 2014, inclusive of the aggregate value of common stock held back pending final settlement under an accelerated share repurchase program. We may utilize various methods to effect any future share repurchases made under these programs, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

Credit Agreement Expansion

In October 2014, we entered into a new credit agreement (the “New Credit Agreement”), which replaced our amended and restated credit agreement. The New Credit Agreement provides for a $1.3 billion unsecured revolving credit facility and a $200 million term loan and includes a $75 million sub-facility for swingline loans and a $37.5 million sub-facility for the issuance of letters of credit. The new credit facility matures in October 2019 and is guaranteed by substantially all of our subsidiaries and affiliated professional contractors. Our credit facility provides a funding source for future acquisitions, our share repurchase programs, as well as other corporate purposes. In addition, we may increase the credit facility to up to $1.8 billion on an unsecured basis, subject to the satisfaction of specified conditions.

2013 Stock Split

In December 2013, we effected a two-for-one stock split of our common stock. All share and per share amounts presented in this Form 10-K reflect the effect of the two-for-one stock split.

General Economic Conditions

Although economic conditions in the United States have gradually improved, the number of unemployed and under-employed workers remains significant despite increases in economic activity. During the year ended December 31, 2014, the percentage of our patient service revenue being reimbursed under GHC Programs decreased slightly as compared to the year ended December 31, 2013. If, however, economic conditions do not continue to improve or if they deteriorate, we could experience additional shifts toward GHC Programs and patient volumes could decline. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, due to the rising costs of managed care premiums and patient responsibility amounts, we may experience increased bad debt due to patients’ inability to pay for certain services. See Item 1A. Risk Factors, in this Form 10-K for additional discussion on the general economic conditions in the United States and recent developments in the healthcare industry that could affect our business.

Healthcare Reform

The Patient Protection and Affordable Care Act (the “ACA”) contains a number of provisions that could affect us over the next several years. These provisions include the recent establishment of health insurance exchanges to facilitate the purchase of qualified health plans, expanding Medicaid eligibility, subsidizing insurance premiums and creating requirements and incentives for businesses to provide healthcare benefits, the effects of which are unpredictable and complex. Other provisions contain changes to healthcare fraud and abuse laws and expand the scope of the Federal False Claims Act.

The ACA contains numerous other measures that could also affect us. For example, payment modifiers are to be developed that will differentiate payments to physicians under federal healthcare programs based on quality and cost of care. In addition, other provisions authorize voluntary demonstration projects relating to the bundling of payments for episodes of hospital care and the sharing of cost savings achieved under the Medicare program.

Many of the ACA’s most significant reforms, such as the establishment of state-based and federally facilitated insurance exchanges that provide a marketplace for eligible individuals and small employers to purchase health care insurance, only became effective in the beginning of 2014. Following some well-publicized technical issues in accessing and enrolling in the federal online exchange, enrollment in the federal and state exchange healthcare plans met the 7 million first-year target established by the Congressional Budget Office. In the second enrollment period for the exchanges, which runs through February 15, 2015, it has been projected that approximately 9 million people, including new applicants and returning customers, will be enrolled. In November 2014, however, the Supreme Court granted certiorari to hear an appeal challenging the legality of an Internal Revenue Service (“IRS”) regulation providing subsidies for insurance purchased on the federal exchanges and arguing that the text of the ACA only allows for subsidies for insurance purchased on state-based exchanges. Only 13 states created their own exchanges; the remainder of states provided insurance coverage on the federal exchanges. A ruling in that case, King v. Burwell, is expected by June 2015. If the challenge is successful, approximately 5 million people who obtained healthcare coverage through the federal facilitated insurance exchanges could lose their subsidies and their health insurance coverage. In addition, in some cases, the patient responsibility costs related to healthcare plans obtained through the insurance exchanges may be high and could increase in the future, and we may experience increased bad debt due to patients’ inability to pay for certain services.

Federal and state agencies are expected to continue to implement provisions of the ACA. However, given the complexity and the number of changes expected as a result of the ACA, as well as the implementation timetable for many of them, we cannot predict the ultimate impacts of the ACA as they may not be known for several years. The ACA also remains subject to continuing legislative scrutiny, including efforts by Congress to amend or repeal a number of its provisions. In addition, there have been lawsuits filed by various stakeholders pertaining to the ACA that may have the effect of modifying or altering various parts of the law. As a result, we cannot predict with any assurance the ultimate effect of the ACA on our Company, nor can we provide any assurance that its provisions will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Medicaid to Medicare Payment Parity

In November 2012, the Centers for Medicare & Medicaid Services (“CMS”) adopted a rule under the ACA that generally allowed physicians who provided eligible primary care services to be paid at the Medicare reimbursement rates in effect in calendar years 2013 and 2014 instead of state-established Medicaid reimbursement rates that would have been applicable in those years (“parity revenue”).

During the years ended December 31, 2014 and 2013, we recognized approximately $65.0 million and $31.2 million, respectively, in parity revenue that contributed approximately $0.20 and $0.10, respectively, to our net income per diluted share, reflecting the impacts from incentive compensation and income taxes.

Absent legislative action by Congress, federal funding for the enhanced Medicaid payments will no longer be available for dates of service beyond December 31, 2014. Advocacy efforts continue by various parties at both the federal and state level working with legislators to continue this program, but to date, only a limited number of states have committed to either extend this program, at least in part, for a limited period of time or increase their pre-parity base Medicaid rates.

Medicaid Expansion

The ACA also allows states to expand their Medicaid programs through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historic eligibility levels to 133% of the federal poverty level. To date, however, 20 states have expressed their intent not to expand Medicaid eligibility. However, several states are exploring the opportunity to expand Medicaid eligibility in a manner that is different than set forth under the ACA. As a result of these and other uncertainties, we cannot predict whether there will be more uninsured patients than anticipated when the ACA was enacted. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household income is at or below 133% of the federal poverty level.

Medicare Sequestration

In addition, the Budget Control Act of 2011 required across-the-board cuts (“sequestrations”) to Medicare reimbursement rates. These annual reductions of 2% began in April 2013 and apply to mandatory and discretionary spending in the years 2013 to 2021, and were extended through fiscal year 2024 by the Bipartisan Budget Act of 2013 and Public Law 113-82. This reduction in Medicare reimbursement rates is not expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

2014 Medicare Fee Schedule

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

Geographic Coverage

During 2014, 2013 and 2012, approximately 62%, 58% and 59%, respectively, of our net revenue was generated by operations in our five largest states. During 2014 and 2013, our five largest states consisted of Texas, North Carolina, Florida, Tennessee and Georgia. During 2012, our five largest states consisted of Texas, North Carolina, Florida, Georgia and California. During 2014, 2013 and 2012, our operations in Texas accounted for approximately 24%, 22% and 24%, respectively, of our net revenue.

Payor Mix

We bill payors for professional services provided by our affiliated physicians to our patients based upon rates for specific services provided. Our billed charges are substantially the same for all parties in a particular geographic area regardless of the party responsible for paying the bill for our services. We determine our net revenue based upon the difference between our gross fees for services and our estimated ultimate collections from payors. Net revenue differs from gross fees due to (i) managed care payments at contracted rates, (ii) GHC Program reimbursements at government-established rates, (iii) various reimbursement plans and negotiated reimbursements from other third-parties, and (iv) discounted and uncollectible accounts of private-pay patients.

Our payor mix is composed of contracted managed care, government, principally Medicare and Medicaid, other third-parties and private-pay patients. We benefit from the fact that most of the medical services provided in the NICU are classified as emergency services, a category typically classified as a covered service by managed care payors.

The following is a summary of our payor mix, expressed as a percentage of net revenue, exclusive of administrative fees and revenue related to our non-practice service offerings, for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
Contracted managed care	68%	69%	69%
Government	25%	24%	24%
Other third-parties	5%	5%	6%
Private-pay patients	2%	2%	1%

	100%	100%	100%

The payor mix shown in the table above is not necessarily representative of the amount of services provided to patients covered under these plans. For example, the gross amount billed to patients covered under government programs for the years ended December 31, 2014, 2013 and 2012 represented approximately 54%, 54% and 55%, respectively, of our total gross patient service revenue. These percentages of gross revenue and the percentages of net revenue provided in the table above include the payor mix impact of acquisitions completed through December 31, 2014. On a same-unit basis, however, the gross amount billed to patients covered under government programs for the years ended December 31, 2014, 2013 and 2012 represented approximately 56% of our total gross patient service revenue. Same units are those units at which we provided services for the entire current period and the entire comparable period.

Quarterly Results

We have historically experienced and expect to continue to experience quarterly fluctuations in net revenue and net income. These fluctuations are primarily due to the following factors:

•

There are fewer calendar days in the first and second quarters of the year, as compared to the third and fourth quarters of the year. Because we provide services in NICUs on a 24-hours-a-day basis, 365 days a year, any reduction in service days will have a corresponding reduction in net revenue.

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

We have significant fixed operating costs, including physician compensation, and, as a result, are highly dependent on patient volume and capacity utilization of our affiliated professional contractors to sustain profitability. Additionally, quarterly results may be affected by the timing of acquisitions and fluctuations in patient volume. As a result, the operating results for any quarter are not necessarily indicative of results for any future period or for the full year. Our unaudited quarterly results are presented in further detail in Note 17 to our Consolidated Financial Statements in this Form 10-K.

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

Revenue Recognition

We recognize patient service revenue at the time services are provided by our affiliated physicians. Almost all of our patient service revenue is reimbursed by GHC Programs and third-party insurance payors. Payments for services rendered to our patients are generally less than billed charges. We monitor our revenue and receivables from these sources and record an estimated contractual allowance to properly account for the anticipated differences between billed and reimbursed amounts. Accordingly, patient service revenue is presented net of an estimated provision for contractual adjustments and uncollectibles. Management estimates allowances for contractual adjustments and uncollectibles on accounts receivable based upon historical experience and other factors, including days sales outstanding (“DSO”) for accounts receivable, evaluation of expected adjustments and delinquency rates, past adjustments and collection experience in relation to amounts billed, an aging of accounts receivable, current contract and reimbursement terms, changes in payor mix and other relevant information. Contractual adjustments result from the difference between the physician rates for services performed and the reimbursements by GHC Programs and third-party insurance payors for such services. The evaluation of these historical and other factors involves complex, subjective judgments. On a routine basis, we compare our cash collections to recorded net patient service revenue and evaluate our historical allowance for contractual adjustments and uncollectibles based upon the ultimate resolution of the accounts receivable balance. These procedures are completed regularly in order to monitor our process of establishing appropriate reserves for contractual adjustments. We have not recorded any material adjustments to prior period contractual adjustments and uncollectibles in the years ended December 31, 2014, 2013 or 2012.

DSO is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Any significant change in our DSO results in additional analyses of outstanding accounts receivable and the associated reserves. We calculate our DSO using a three-month rolling average of net revenue. Our net revenue, net income and operating cash flows may be materially and adversely affected if actual adjustments and uncollectibles exceed management’s estimated provisions as a result of changes in these factors. As of December 31, 2014, our DSO was 49.8 days. We had approximately $1.2 billion in gross accounts receivable outstanding at December 31, 2014, and considering this outstanding balance, based on our historical experience, a reasonably likely change of 0.5% to 1.50% in our estimated collection rate would result in an impact to net revenue of approximately $6.0 million to $18.0 million. The impact of this change does not include adjustments that may be required as a result of audits, inquiries and investigations from government authorities and agencies and other third-party payors that may occur in the ordinary course of business. See Note 16 to our Consolidated Financial Statements in this Form 10-K.

Professional Liability Coverage

We maintain professional liability insurance policies with third-party insurers generally on a claims-made basis, subject to self-insured retention, exclusions and other restrictions. Our self-insured retention under our professional liability insurance program is maintained primarily through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Liabilities for claims incurred but not reported are not discounted. The average lag period from the date a claim is reported to the date it reaches final settlement is approximately three and one half years, although the facts and circumstances of individual claims could result in lag periods that vary from this average. Our actuarial assumptions incorporate multiple complex methodologies to determine the best liability estimate for claims incurred but not reported and the future development of known claims, including methodologies that focus on industry trends, paid loss development, reported loss development and industry-based expected pure premiums. The most significant assumptions used in the estimation process include the use of loss development factors to determine the future emergence of claim liabilities, the use of frequency and trend factors to estimate the impact of economic, judicial and social changes affecting claim costs, and assumptions regarding legal and other costs associated with the ultimate settlement of claims. The key assumptions used in our actuarial valuations are subject to constant adjustments as a result of changes in our actual loss history and the movement of projected emergence patterns as claims develop. We evaluate the need for professional liability insurance reserves in excess of amounts estimated in our actuarial valuations on a routine basis, and as of December 31, 2014, based on our historical experience, a reasonably likely change of 4% to 6% in our estimates would result in an increase or decrease to net income of approximately $2.3 million to $3.5 million. However, because many factors can affect historical and future loss patterns, the determination of an appropriate professional liability reserve involves complex, subjective judgment, and actual results may vary significantly from estimates.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain information related to our operations expressed as a percentage of our net revenue (patient billings net of contractual adjustments and uncollectibles, and including administrative fees):

	Years Ended December 31,
	2014	2013	2012
Net revenue	100.0%	100.0%	100.0%

Operating expenses:
Practice salaries and benefits	63.3	63.2	62.2
Practice supplies and other operating expenses	3.7	3.8	4.0
General and administrative expenses	10.1	10.1	10.7
Depreciation and amortization	1.9	1.9	1.7

Total operating expenses	79.0	79.0	78.6

Income from operations	21.0	21.0	21.4
Non-operating expense, net	0.1	0.2	0.1

Income before income taxes	20.9	20.8	21.3
Income tax provision	7.9	7.8	8.0

Net income	13.0%	13.0%	13.3%

Year Ended December 31, 2014 as Compared to Year Ended December 31, 2013

Our net revenue increased $284.9 million, or 13.2%, to $2.44 billion for the year ended December 31, 2014, as compared to $2.15 billion for 2013. Of this $284.9 million increase, $205.4 million, or 9.4%, was attributable to revenue generated from acquisitions completed after December 31, 2012. Same-unit net revenue increased $79.5 million, or 3.8%, for the year ended December 31, 2014. Same units are those units at which we provided services for the entire current period and the entire comparable period. The change in same-unit net revenue was the result of an increase in revenue of approximately $47.2 million, or 2.3%, related to net reimbursement-related factors and a net increase of $32.3 million, or 1.5%, from higher overall patient service volumes. The net increase in revenue of $47.2 million related to reimbursement-related factors was primarily due to the favorable impact from the parity revenue recorded, continued improvements in managed care contracting and the flow through of revenue from modest price increases. The increase in revenue of $32.3 million from higher patient service volumes includes increases in our anesthesiology, neonatology and other pediatric services, primarily newborn nursery services, partially offset by declines in our maternal-fetal medicine and pediatric cardiology services.

Practice salaries and benefits increased by $182.1 million, or 13.4%, to $1.54 billion for the year ended December 31, 2014, as compared to $1.36 billion for 2013. This $182.1 million increase was primarily attributable to increased costs associated with new physicians and other staff to support acquisition-related growth and growth at existing units, of which $135.8 million was related to salaries and $46.3 million was related to benefits and incentive compensation.

Practice supplies and other operating expenses increased $6.6 million, or 8.0%, to $89.0 million for the year ended December 31, 2014, as compared to $82.4 million for 2013. The increase was primarily attributable to practice supply, rent and other costs related to our acquisitions.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices and those attributable to our non-practice service offerings. General and administrative expenses increased $29.3 million, or 13.4%, to $247.5 million for the year ended December 31, 2014, as compared to $218.2 million for 2013. This increase of $29.3 million is attributable to the overall growth of the Company including acquisition-related growth. General and administrative expenses as a percentage of net revenue were 10.1% for the years ended December 31, 2014 and 2013.

Depreciation and amortization expense increased by $6.0 million, or 15.1%, to $46.0 million for the year ended December 31, 2014, as compared to $40.0 million for 2013. The increase was primarily attributable to the amortization of intangible assets related to acquisitions.

Income from operations increased $60.9 million, or 13.5%, to $513.0 million for the year ended December 31, 2014, as compared to $452.1 million for 2013. Our operating margin was 21.0% for the years ended December 31, 2014 and 2013.

Net non-operating expenses were $4.4 million for the year ended December 31, 2014, as compared to $3.7 million for 2013. The net increase in non-operating expenses was primarily related to increases in interest expense due to higher outstanding borrowings under our credit facility and market value adjustments in the investments underlying our deferred compensation arrangements, partially offset by equity in earnings of an unconsolidated affiliate, the favorable impact from a settlement of litigation during the first quarter and a decrease in accretion expense. Interest expense consists of interest charges, commitment fees and amortized debt costs related to our credit facility and accretion expense related to our contingent consideration liabilities.

Our effective income tax rate was 37.6% for the year ended December 31, 2014, as compared to 37.4% for 2013.

Net income attributable to MEDNAX, Inc. increased by 13.1% to $317.3 million for the year ended December 31, 2014, as compared to $280.5 million for 2013.

Diluted net income attributable to MEDNAX, Inc. per common and common equivalent share was $3.18 on weighted average shares outstanding of 99.9 million for the year ended December 31, 2014, as compared to $2.78 on weighted average shares outstanding of 101.0 million for 2013. The decrease of 1.1 million in our weighted average shares outstanding during 2014 is primarily due to the impact of shares repurchased under our repurchase programs, partially offset by the exercise of employee stock options, the vesting of restricted and deferred stock and the issuance of shares under our 1996 Non-Qualified Employee Stock Purchase Plan, as amended and restated (the “Stock Purchase Plan”).

Year Ended December 31, 2013 as Compared to Year Ended December 31, 2012

Our net revenue increased $337.4 million, or 18.6%, to $2.15 billion for the year ended December 31, 2013, as compared to $1.82 billion for 2012. Of this $337.4 million increase, $265.0 million, or 78.5%, was attributable to revenue generated from acquisitions completed after December 31, 2011. Same-unit net revenue increased $72.4 million, or 4.2%, for the year ended December 31, 2013. The change in same-unit net revenue was the result of an increase in revenue of approximately $70.3 million, or 4.1%, related to net reimbursement-related factors and a net increase of $2.1 million, or 0.1%, from higher overall patient service volumes. The net increase in revenue of $70.3 million related to reimbursement-related factors was primarily due to the favorable impact from the parity revenue recorded, continued improvements in managed care contracting and the flow through of revenue from modest price increases, partially offset by a slight decrease in revenue caused by an increase in the percentage of our patients being enrolled in GHC Programs. The increase in revenue of $2.1 million from higher patient service volumes includes increases in our other pediatric services, primarily newborn nursery services, and increases in our anesthesiology and maternal-fetal medicine services, partially offset by declines in our neonatal and pediatric cardiology services.

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

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses increased $24.7 million, or 12.8%, to $218.2 million for the year ended December 31, 2013, as compared to $193.5 million for 2012. This increase of $24.7 million is attributable to the overall growth of the Company including acquisition-related growth. General and administrative expenses as a percentage of net revenue were 10.1% for the year ended December 31, 2013 as compared to 10.7% for the year ended December 31, 2012 and grew at a rate considerably slower than the rate of revenue growth.

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

We recorded net non-operating expenses of $3.7 million for the year ended December 31, 2013, as compared to $1.3 million for 2012. The net increase was primarily due to increased interest expense related to higher outstanding borrowings and a higher effective interest rate on borrowings under our credit facility as well as increases in accretion expense related to our contingent consideration liabilities.

Our effective income tax rate was 37.4% for the year ended December 31, 2013, as compared to 37.9% for 2012.

Net income attributable to MEDNAX, Inc. increased by 16.4% to $280.5 million for the year ended December 31, 2013, as compared to $240.9 million for 2012.

Diluted net income attributable to MEDNAX, Inc. per common and common equivalent share was $2.78 on weighted average shares outstanding of 101.0 million for the year ended December 31, 2013, as compared to $2.42 on weighted average shares outstanding of 99.4 million for 2012. The increase of 1.6 million in our weighted average shares outstanding during 2013 is primarily due to the exercise of employee stock options, the vesting of restricted and deferred stock and the issuance of shares under our Stock Purchase Plan, partially offset by the impact of shares repurchased under our repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014, we had $47.9 million of cash and cash equivalents on hand as compared to $31.1 million at December 31, 2013. Additionally, we had working capital of $50.8 million at December 31, 2014, an increase of $9.5 million from our working capital of $41.3 million at December 31, 2013. This net increase in working capital is primarily due to net borrowings on our credit facility, 2014 earnings, an increase in our long-term deferred tax liabilities and proceeds from the issuance of common stock under our stock incentive plan and Stock Purchase Plan, largely offset by the use of funds for repurchases of our common stock and acquisitions.

We generated cash flow from operating activities of $422.6 million, $405.4 million and $324.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. The net increase of $17.2 million in cash flow provided from operating activities for the year ended December 31, 2014, as compared to the year ended December 31, 2013, was primarily due to improved operating results and a net increase in cash flow related to changes in the components of our accounts payable and accrued expenses, consisting primarily of a higher accrued incentive compensation liability, partially offset by a reduction in cash flow related to higher accounts receivable balances.

During the year ended December 31, 2014, accounts receivable increased by $66.8 million, as compared to an increase of $37.3 million for 2013. The increases in accounts receivable are primarily due to higher accounts receivable balances related to acquisitions as well as increases at our existing units, including accrued parity revenue.

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

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO was 49.8 days at December 31, 2014 as compared to 46.3 days at December 31, 2013. The change in our DSO resulted primarily from increases in accounts receivable related to acquisitions as well as at our existing units, including accrued parity revenue. See Application of Critical Accounting Policies and Estimates—Revenue Recognition for more information on our DSO.

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

Cash flow provided from operating activities for the year ended December 31, 2013 was affected by a net increase in cash flow related to improved operating results, changes in the components of our accounts payable and accrued expenses, consisting primarily of a higher accrued incentive compensation liability. Cash flow provided from operating activities for the year ended December 31, 2012 was affected by a net increase in cash flow related to our accounts receivable, primarily due to improved cash collections at our existing units and improved operating results.

During the year ended December 31, 2014, our net cash used in investing activities of $503.6 million included acquisition payments of $479.4 million, capital expenditures of $18.1 million and net purchases of $6.1 million related to the purchase and maturity of investments. Our acquisition payments were related to the purchase of 11 physician practices and two complementary services businesses, consisting of a revenue cycle management company and a consulting services company. Our capital expenditures were for medical equipment, computer and office equipment, leasehold and other improvements, software and furniture and fixtures.

During the year ended December 31, 2014, our net cash provided from financing activities of $97.8 million consisted primarily of net borrowings on our credit facility of $541.0 million, proceeds from the exercise of employee stock options and the issuance of common stock under our Stock Purchase Plan of $42.9 million and excess tax benefits related to the exercise of employee stock options and the vesting of restricted and deferred stock of $17.5 million, offset by the repurchase of $488.4 million of our common stock and the payment of $11.7 million for contingent consideration liabilities.

On October 29, 2014, we entered into the New Credit Agreement, which replaced our amended and restated credit agreement. The New Credit Agreement provides for a $1.3 billion unsecured revolving credit facility and a $200 million term loan and includes a $75 million sub-facility for swingline loans and a $37.5 million sub-facility for the issuance of letters of credit. We may increase the credit facility to up to $1.8 billion on an unsecured basis, subject to the satisfaction of specified conditions. The Credit Agreement matures on October 29, 2019 and is guaranteed by substantially all of our subsidiaries and affiliated professional contractors. At our option, borrowings under the New Credit Agreement (other than swingline loans) will bear interest at (i) the Alternate Base Rate (defined as the highest of (a) the prime rate, (b) the Federal Funds Rate plus 1/2 of 1.00% and (c) LIBOR for an interest period of one month plus 1.00%) plus an applicable margin rate ranging from 0.125% to 0.750% based on our consolidated leverage ratio or (ii) the LIBOR rate plus an applicable margin rate ranging from 1.125% to 1.750% based on our consolidated leverage ratio. Swingline loans will bear interest at the alternate base rate plus the applicable margin. The New Credit Agreement also calls for other customary fees and charges, including an unused commitment fee ranging from 0.150% to 0.300% of the unused lending commitments, based on the our consolidated leverage ratio.

The New Credit Agreement contains customary covenants and restrictions, including covenants that require us to maintain a minimum interest coverage ratio, not to exceed a specified consolidated leverage ratio and to comply with laws. The New Credit Agreement permits us to pay dividends and make certain other distributions, subject to limitations specified therein. Failure to comply with these covenants would constitute an event of default under the New Credit Agreement, notwithstanding the ability of the company to meet its debt service obligations. The New Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the New Credit Agreement.

At December 31, 2014, we had an outstanding principal balance of $568.0 million on our New Credit Agreement, comprised of $368.0 under our revolving line of credit and a $200.0 million term loan. We also had outstanding letters of credit associated with our professional liability insurance program of $0.2 million which reduced the amount available on the New Credit Agreement to $931.8 million at December 31, 2014.

At December 31, 2014, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under the New Credit Agreement.

The exercise of employee stock options and the purchase of common stock by employees participating in our Stock Purchase Plan generated cash proceeds of $42.9 million, $28.7 million and $28.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. Because stock option exercises and purchases under the Stock Purchase Plan are dependent on several factors, including the market price of our common stock, we cannot predict the timing and amount of any future proceeds.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at December 31, 2014 was $168.4 million, of which $19.7 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our New Credit Agreement, will be sufficient to finance our working capital requirements, fund anticipated acquisitions and capital expenditures, fund our share repurchase programs and meet our contractual obligations as described below for at least the next 12 months.

CONTRACTUAL OBLIGATIONS

At December 31, 2014, we had certain obligations and commitments under our New Credit Agreement, capital leases and operating leases totaling approximately $711.5 million as follows (in thousands):

	Payments Due
Obligation	Total	2015	2016 and 2017	2018 and 2019	2020 and Later
Credit Agreement (1)	$613,536	$20,575	$48,554	$544,407	$—
Capital leases	1,320	465	746	109	—
Operating leases	96,620	27,272	38,473	19,947	10,928

	$711,476	$48,312	$87,773	$564,463	$10,928

(1)	Amounts include interest payments at the applicable rate as of December 31, 2014 and assume the amount outstanding under our revolving line of credit as of December 31, 2014 will be paid on the maturity date and amounts outstanding under our term loan as of December 31, 2014 will be paid according to the principal payment schedule.

Certain of our acquisition agreements contain contingent consideration provisions based on volume and other performance measures over an up to five-year period. Potential payments under these provisions are not contingent upon the future employment of the sellers. As of December 31, 2014, cash payments of up to $37.5 million may be due through 2019 under all contingent consideration provisions as follows (in thousands):

2015	$15,778
2016	9,792
2017	6,199
2018	3,938
2019	1,800

$37,507

At December 31, 2014, our total liability for uncertain tax positions was $25.9 million, and is included within other liabilities on our Consolidated Balance Sheet. The timing and amount of future cash flows for each year beyond 2014 cannot be reasonably estimated. See Note 11 to our Consolidated Financial Statements in this Form 10-K for more information regarding our uncertain tax positions.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2014, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the accounting guidance related to revenue recognition was amended to outline a single, comprehensive model for accounting for revenue from contracts with customers. While the new guidance supersedes existing revenue recognition guidance, it closely aligns with current GAAP. The new guidance will become effective for us on January 1, 2017, and early adoption is not permitted. We are currently evaluating the impact, if any, the adoption of this guidance will have on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We borrow under our New Credit Agreement at various interest rate options based on the Alternate Base Rate or LIBOR rate depending on certain financial ratios. Our New Credit Agreement is subject to market risk and interest rate changes. The outstanding principal balance on our New Credit Agreement was $568.0 million, composed of $368.0 million under our revolving line of credit and $200.0 million under our term loan at December 31, 2014. Considering the total outstanding balance of $568.0 million, a 1% change in interest rates would result in an impact to income before income taxes of approximately $5.7 million per year.

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

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of

MEDNAX, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MEDNAX, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these consolidated financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Ft. Lauderdale, Florida

February 9, 2015

MEDNAX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$47,928	$31,137
Short-term investments	6,035	6,457
Accounts receivable, net	352,191	285,397
Prepaid expenses	7,036	6,361
Deferred income taxes	45,961	30,766
Other assets	7,901	8,007

Total current assets	467,052	368,125

Investments	64,082	57,511
Property and equipment, net	66,048	59,911
Goodwill	2,776,188	2,393,731
Other assets, net	235,425	129,438

Total assets	$3,608,795	$3,008,716

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued expenses	$380,658	$308,754
Current portion of long-term debt and capital lease obligations	10,465	92
Income taxes payable	25,150	17,946

Total current liabilities	416,273	326,792
Line of credit	368,000	27,000
Long-term debt and capital lease obligations	190,855	143
Long-term professional liabilities	148,651	139,367
Deferred income taxes	160,487	111,441
Other liabilities	58,963	60,985

Total liabilities	1,343,229	665,728

Commitments and contingencies

Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000 shares authorized; 96,030 and 101,207 shares issued and outstanding, respectively	960	1,012
Additional paid-in capital	886,877	857,953
Retained earnings	1,376,782	1,484,023

Total MEDNAX, Inc. shareholders’ equity	2,264,619	2,342,988
Noncontrolling interests	947	—

Total equity	2,265,566	2,342,988

Total liabilities and equity	$3,608,795	$3,008,716

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for per share data)

	Years Ended December 31,
	2014	2013	2012
Net revenue	$2,438,913	$2,154,012	$1,816,612

Operating expenses:
Practice salaries and benefits	1,543,395	1,361,318	1,130,913
Practice supplies and other operating expenses	89,002	82,388	71,823
General and administrative expenses	247,527	218,209	193,540
Depreciation and amortization	45,990	39,966	30,816

Total operating expenses	1,925,914	1,701,881	1,427,092

Income from operations	512,999	452,131	389,520
Investment income	2,728	1,696	1,896
Interest expense	(8,891)	(5,415)	(3,245)
Equity in earnings of unconsolidated affiliate	1,780	—	—

Total non-operating expenses	(4,383)	(3,719)	(1,349)

Income before income taxes	508,616	448,412	388,171
Income tax provision	191,413	167,895	147,264

Net income	317,203	280,517	240,907
Net loss attributable to noncontrolling interests	78	—	—

Net income attributable to MEDNAX, Inc.	$317,281	$280,517	$240,907

Per common and common equivalent share data:
Net income attributable to MEDNAX, Inc.:
Basic	$3.22	$2.83	$2.47

Diluted	$3.18	$2.78	$2.42

Weighted average common shares:
Basic	98,588	99,112	97,386

Diluted	99,887	100,969	99,382

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	97,866	$978	$724,157	$1,005,881	$—	$1,731,016
Net income	—	—	—	240,907	—	240,907
Common stock issued under employee stock option and stock purchase plan	1,320	13	28,797	—	—	28,810
Issuance of restricted stock	930	9	(9)	—	—	—
Stock-based compensation expense	—	—	28,437	—	—	28,437
Forfeitures of restricted stock	(78)	—	—	—	—	—
Excess tax benefit related to employee stock incentive plans	—	—	6,198	—	—	6,198

Balance at December 31, 2012	100,038	1,000	787,580	1,246,788	—	2,035,368
Net income	—	—	—	280,517	—	280,517
Common stock issued under employee stock option and stock purchase plan	1,331	14	28,683	—	—	28,697
Issuance of restricted stock and vesting of deferred stock	922	9	(9)	—	—	—
Stock-based compensation expense	—	—	31,288	—	—	31,288
Forfeitures of restricted stock	(28)	—	—	—	—	—
Repurchased common stock	(1,056)	(11)	(8,570)	(43,282)	—	(51,863)
Excess tax benefit related to employee stock incentive plans	—	—	18,981	—	—	18,981

Balance at December 31, 2013	101,207	1,012	857,953	1,484,023	—	2,342,988
Contributions from noncontrolling interests	—	—	—	—	1,025	1,025
Net income (loss)	—	—	—	317,281	(78)	317,203
Common stock issued under employee stock option and stock purchase plan	1,412	13	42,863	—	—	42,876
Issuance of restricted stock and vesting of deferred stock	573	6	(6)	—	—	—
Issuance of restricted stock for contingent consideration	12	—	705	—	—	705
Stock-based compensation expense	—	—	31,719	—	—	31,719
Forfeitures of restricted stock	(34)	—	—	—	—	—
Repurchased common stock	(7,140)	(71)	(63,836)	(424,522)		(488,429)
Excess tax benefit related to employee stock incentive plans	—	—	17,479	—	—	17,479

Balance at December 31, 2014	96,030	$960	$886,877	$1,376,782	$947	$2,265,566

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$317,203	$280,517	$240,907
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	45,990	39,966	30,816
Net change in fair value of contingent consideration liabilities	(417)	3,656	995
Stock-based compensation expense	31,719	31,288	28,437
Equity in earnings of unconsolidated affiliate	(1,780)	—	—
Deferred income taxes	2,559	15,920	21,344
Changes in assets and liabilities:
Accounts receivable	(57,018)	(37,331)	(17,678)
Prepaid expenses and other assets	1,506	212	(244)
Other assets	2,137	(3,541)	1,153
Accounts payable and accrued expenses	66,039	49,239	16,953
Income taxes payable	6,998	5,772	(7,343)
Payments of contingent consideration liabilities	(4,071)	(1,308)	(786)
Long-term professional liabilities	9,284	19,797	9,941
Other liabilities	2,492	1,211	411

Net cash provided from operating activities	422,641	405,398	324,906

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(479,394)	(238,045)	(441,006)
Purchases of investments	(26,884)	(20,802)	(33,120)
Proceeds from sales or maturities of investments	20,735	11,011	28,073
Purchases of property and equipment	(18,061)	(15,654)	(14,495)

Net cash used in investing activities	(503,604)	(263,490)	(460,548)

Cash flows from financing activities:
Borrowings on credit facility	1,754,500	911,500	517,500
Payments on credit facility	(1,213,500)	(1,028,500)	(402,500)
Payments for credit facility financing costs	(4,281)	—	(2,397)
Payments of contingent consideration liabilities	(11,740)	(10,365)	(9,445)
Payments on capital lease obligations	(159)	(99)	(136)
Excess tax benefit from exercises of stock options and vesting of restricted and deferred stock	17,462	18,579	6,494
Proceeds from issuance of common stock	42,876	28,697	28,810
Contribution from noncontrolling interests	1,025	—	—
Repurchases of common stock	(488,429)	(51,863)	—

Net cash provided from (used in) financing activities	97,754	(132,051)	138,326

Net increase in cash and cash equivalents	16,791	9,857	2,684
Cash and cash equivalents at beginning of year	31,137	21,280	18,596

Cash and cash equivalents at end of year	$47,928	$31,137	$21,280

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$7,323	$3,312	$2,044
Income taxes	$161,841	$126,411	$129,636
Non-cash financing activities:
Equipment financed through capital leases	$1,244	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General:

The principal business activity of MEDNAX, Inc. (“MEDNAX” or the “Company”) and its subsidiaries is to provide neonatal, anesthesia, maternal-fetal and other pediatric subspecialties physician services. The Company has contracts with affiliated business corporations or professional associations, limited liability companies and partnerships (“affiliated professional contractors”), which are separate legal entities that provide physician services in certain states and Puerto Rico. The Company and its affiliated professional contractors also have contracts with hospitals and other healthcare facilities to provide physician services, which include (i) fee-for-service contracts, whereby hospitals agree, in exchange for the Company’s services, to authorize the Company and its healthcare professionals to bill and collect the charges for medical services rendered by the Company’s affiliated healthcare professionals, and (ii) administrative fee contracts, whereby the Company is assured a minimum revenue level.

In addition to the Company’s national physician network, during 2014 the Company acquired two complementary businesses that offer services to medical providers, including its own, consisting of a revenue cycle management company and a consulting services company. The Company expects that the development of these service offerings will function as support for its own physician practices as well as an outsourced services capability.

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

On June 1, 2014, the Company entered into a joint venture in which it owns a 75% economic interest. The Company has a management agreement with the joint venture and, based on the terms of the agreement, the Company has determined that the joint venture is a variable interest entity for which the Company is the primary beneficiary as defined in the accounting guidance for consolidation. Accordingly, the financial results of the joint venture are fully consolidated into the Company’s operating results. The equity interests of the outside investor in the equity and results of operations of this consolidated entity are accounted for and presented as noncontrolling interests. Also on June 1, 2014, the Company entered into a second joint venture in which it owns a 37.5% economic interest. The Company accounts for this joint venture under the equity method of accounting because the Company exercises significant influence over, but does not control, this entity.

Reclassifications have been made to certain prior period financial statements to conform with the current year presentation. Specifically, the Company reclassified $40.7 million of its deferred tax assets as of December 31, 2013 from current deferred income taxes to long-term deferred income taxes. This revision represents the correction of an error in the classification of certain deferred tax assets in our prior period Consolidated Financial Statements that the Company has determined to be immaterial.

All share and per share data set forth herein give effect to the two-for-one split of the Company’s common stock that became effective on December 19, 2013.

New Accounting Pronouncements

In May 2014, the accounting guidance related to revenue recognition was amended to outline a single, comprehensive model for accounting for revenue from contracts with customers. While the new guidance supersedes existing revenue recognition guidance, it closely aligns with current accounting principles generally accepted in the United States of America (“GAAP”). The new guidance will become effective for the Company on January 1, 2017, and early adoption is not permitted. The Company is currently evaluating the impact, if any, the adoption of this guidance will have on the Company’s Consolidated Financial Statements.

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions are involved in the calculation of the Company’s allowance for contractual adjustments and uncollectibles on accounts receivable, liabilities for self-insured amounts and claims incurred but not reported related to the Company’s professional liability risks, the fair value of goodwill, and liabilities for uncertain tax positions. Actual results could differ from those estimates.

Segment Reporting

The results of the Company’s operations are aggregated into a single reportable segment for purposes of presenting financial information in accordance with the accounting guidance for segment reporting.

The following table summarizes the Company’s net revenue by specialties and subspecialties (in percentages):

	Years Ended December 31,
	2014	2013	2012
Neonatal and other pediatric subspecialties	50%	52%	56%
Anesthesia	36%	32%	27%
Maternal-fetal	9%	11%	12%
Pediatric cardiology	4%	5%	5%
Other services	1%	—	—

	100%	100%	100%

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

In addition, the Company generates non-practice revenue for services rendered under various coding and billing contracts. Contract terms are specific to each customer and may include a combination of a flat fee for coding of medical charts, a fixed fee per patient visit as well as a percentage of cash collections received by the providers. Revenue for flat and fixed fee arrangements is recognized in the month the coding occurs or the patient visit occurs. Revenue for percentage fees are recognized in the month that cash is collected for customers from payors. Revenue recorded for these services during 2014 were immaterial.

Accounts receivable are primarily amounts due under fee-for-service contracts from third-party payors, such as insurance companies, self-insured employers and patients and government-sponsored healthcare programs geographically dispersed throughout the United States and its territories. Concentration of credit risk relating to accounts receivable is limited by the number, diversity and geographic dispersion of the business units managed by the Company, as well as by the large number of patients and payors, including the various governmental agencies in the states in which the Company provides services. Receivables from government agencies made up approximately 20% of net accounts receivable at December 31, 2014 and 2013.

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

In connection with certain acquisitions, the Company enters into agreements to pay additional amounts in cash or common stock based on the achievement of certain performance measures for up to five years ending after the acquisition dates. The Company measures this contingent consideration at fair value at the acquisition date and records such contingent consideration as a liability or equity on the Company’s Consolidated Balance Sheet on the acquisition date. The fair value of each contingent consideration liability is remeasured at each reporting period with any change in fair value recognized as income or expense within operations in the Company’s Consolidated Statements of Income. See Note 6 for more information on the Company’s business acquisitions.

Goodwill and Other Intangible Assets

The Company records acquired assets and liabilities at their respective fair values under the acquisition method of accounting. Goodwill represents the excess of cost over the fair value of the net assets acquired. Intangible assets with finite lives, principally physician and hospital agreements, customer relationships and trade names, are recognized apart from goodwill at the time of acquisition based on the contractual-legal and separability criteria established in the accounting guidance for business combinations. Intangible assets with finite lives are amortized on either an accelerated basis based on the annual undiscounted economic cash flows associated with the particular intangible asset or on a straight-line basis over their estimated useful lives. Intangible assets with finite lives are amortized over periods of one to 20 years.

Goodwill is tested for impairment at a reporting unit level on at least an annual basis in accordance with the subsequent measurement provisions of the accounting guidance for goodwill. The Company defines a reporting unit based upon its management structure for services provided in specific regions of the United States. The testing for impairment is completed using a two-step test. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, a second step is performed to determine the amount of any impairment loss. The Company uses income and market-based valuation approaches to determine the fair value of its reporting units. These approaches focus on discounted cash flows and market multiples based on the Company’s market capitalization to derive the fair value of a reporting unit. The Company also considers the economic outlook for the healthcare services industry and various other factors during the testing process, including hospital and physician contract changes, local market developments, changes in third-party payor payments, and other publicly available information. The Company completed annual impairment tests in the third quarter of each of 2014, 2013 and 2012 and determined that goodwill was not impaired in any of the three years.

Long-Lived Assets

The Company is required to evaluate long-lived assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. The recoverability of such assets is measured by a comparison of the carrying value of the assets to the future undiscounted cash flows before interest charges to be generated by the assets. If long-lived assets are impaired, the impairment to be recognized is measured as the excess of the carrying value over the fair value. Long-lived assets held for disposal are reported at the lower of the carrying value or fair value less disposal costs. The Company does not believe there are any indicators that would require an adjustment to such assets or their estimated periods of recovery at December 31, 2014 pursuant to current accounting standards.

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

Net Income Per Common Share

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of outstanding restricted and deferred stock and stock options calculated using the treasury stock method. Under the treasury stock method, the Company includes the assumed excess tax benefits related to the potential exercise or vesting of its stock-based awards using the difference between the average market price for the applicable period less the option price, if any, and the fair value of the stock-based award on the date of grant multiplied by the applicable tax rate.

Fair Value Measurements

In accordance with the accounting guidance for fair value measurements and disclosures, the Company carries its money market funds included in cash and cash equivalents at fair value. In accordance with the three-tier fair value hierarchy under this guidance, the Company determined the fair value using quoted market prices, a Level 1 input as defined under the accounting guidance for fair value measurements. At December 31, 2014 and 2013, the Company’s money market funds had a carrying amount of $5.1 million and $5.3 million, respectively.

The Company also carries the cash surrender value of life insurance related to its deferred compensation arrangements at fair value. The investments underlying the life insurance contracts consist primarily of exchange-traded equity securities and mutual funds with quoted prices in active markets. In accordance with the three-tier fair value hierarchy, the Company determined the fair value using the cash surrender value of the life insurance, a Level 2 input as defined under the accounting guidance for fair value measurements. At December 31, 2014 and 2013, the Company’s cash surrender value of life insurance had a carrying amount of $16.0 million and $17.1 million, respectively.

In addition, the Company carries its contingent consideration liabilities related to acquisitions at fair value. In accordance with the three-tier fair value hierarchy, the Company determined the fair value of its contingent consideration liabilities using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3, or unobservable inputs as defined under the accounting guidance for fair value measurements. At December 31, 2014 and 2013, the Company’s contingent consideration liabilities had a fair value of $35.3 million and $43.0 million, respectively. See Note 6 for more information regarding the Company’s contingent consideration liabilities.

The carrying amounts of cash equivalents, short-term investments, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments. The carrying values of long-term investments, line of credit, long-term debt and capital lease obligations approximate fair value. If the Company’s line of credit and long-term debt were measured at fair value, they would be categorized as Level 2 in the fair value hierarchy.

3.    Investments:

Investments held are summarized as follows (in thousands):

	December 31, 2014		December 31, 2013
	Short-Term	Long-Term	Short-Term	Long-Term
Municipal debt securities	$5,539	$35,827	$5,492	$34,495
Federal home loan securities	—	27,030	—	22,520
Certificates of deposit	496	1,225	965	496

	$6,035	$64,082	$6,457	$57,511

Contractual maturities of long-term investments are summarized as follows (in thousands):

	December 31,
	2014	2013
Due after one year through five years	$54,959	$41,655
Due after five years through seven years	9,123	15,856

	$64,082	$57,511

4.    Accounts Receivable and Net Revenue:

Accounts receivable, net consists of the following (in thousands):

	December 31,
	2014	2013
Gross accounts receivable	$1,200,958	$997,682
Allowance for contractual adjustments and uncollectibles	(848,767)	(712,285)

	$352,191	$285,397

Net revenue consists of the following (in thousands):

	Years Ended December 31,
	2014	2013	2012
Gross revenue	$7,662,556	$6,702,484	$5,691,790
Contractual adjustments and uncollectibles	(5,403,437)	(4,695,232)	(3,994,924)
Hospital contract administrative fees	179,794	146,760	119,746

	$2,438,913	$2,154,012	$1,816,612

Accounts receivable of $352.2 million and $285.4 million at December 31, 2014 and 2013, respectively, consist primarily of amounts due from government-sponsored healthcare programs and third-party insurance payors for services provided by the Company’s affiliated physicians.

Net revenue of $2.4 billion, $2.2 billion and $1.8 billion for the years ended December 31, 2014, 2013 and 2012, respectively, consists primarily of gross billed charges for services provided by the Company’s affiliated physicians less an estimated allowance for contractual adjustments and uncollectibles to properly account for the anticipated differences between gross billed charge amounts and expected reimbursement amounts.

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

5.    Property and Equipment:

Property and equipment consists of the following (in thousands):

	December 31,
	2014	2013
Building	$22,981	$22,981
Land	6,683	6,683
Equipment and other	133,279	117,246

	162,943	146,910
Accumulated depreciation	(96,895)	(86,999)

	$66,048	$59,911

At December 31, 2014 and 2013, property and equipment includes medical and other equipment held under capital leases of approximately $2.4 million and $1.4 million, and related accumulated depreciation of approximately $1.4 million and $1.2 million, respectively. The Company recorded depreciation expense of approximately $15.9 million, $15.5 million and $15.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

6.    Business Acquisitions:

During 2014, the Company completed 13 acquisitions, composed of 11 physician group practices, a complementary revenue cycle management company as well as a consulting services company for total consideration of $488.6 million, consisting of $479.4 million in cash and $9.2 million of contingent consideration.

The Company’s allocation of purchase price is as follows:

Current assets	$11.8
Property and equipment	3.8
Goodwill	389.6
Other intangible assets	124.8
Current liabilities	(14.4)
Deferred income tax liabilities—long-term	(26.3)
Other long-term liabilities	(0.7)

$488.6

The physician practice acquisitions expanded the Company’s national network of physician practices. The Company expects to improve the results of these physician practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based upon the significant infrastructure it has developed. The acquisitions of the complementary services businesses establish service offerings that the Company expects will function as support for its own physician practices as well as a revenue generating outsourced services capability.

The contingent consideration of $9.2 million recorded during 2014 is related to agreements to pay additional amounts, based on the achievement of certain performance measures for up to five years ending after the acquisition dates. Potential payments under these provisions are not contingent upon the future employment of the sellers. Approximately $8.5 million of the contingent consideration was recorded as a liability and approximately $0.7 million was recorded as equity, all at acquisition-date fair value. The liability for contingent consideration was recorded using the income approach with assumed discount rates ranging from 2.5% to 5.3%

over the applicable terms and an assumed payment probability of 100% for each of the applicable years. The range of the undiscounted amount the Company could pay under the contingent consideration agreements that were recorded with a fair value of $9.2 million is between $0 and $10.3 million. In addition, during 2014, the Company recorded a decrease to its contingent consideration liability of $1.6 million related to the change in fair value of certain contingent consideration agreements for which the performance measures will not be met. This change in fair value was recorded within operating income.

During 2014, the Company paid approximately $15.8 million for contingent consideration related to certain prior-period acquisitions, of which all but the accretion recorded during 2014 was accrued as of December 31, 2013.

Under all contingent consideration provisions, cash payments of up to $37.5 million may be due through 2019, of which $35.3 million is accrued as of December 31, 2014 with the remainder representing accretion that will be recorded through the respective dates of payment.

On June 1, 2014, the Company entered into two joint ventures, one in which it owns a 75% economic interest and one in which it owns a 37.5% economic interest. The financial results of the 75% owned joint venture are fully consolidated into the Company’s operating results and are not material to the Consolidated Financial Statements. In connection with the 37.5% owned joint venture, the Company completed a nonmonetary exchange of certain operations with a fair value of $7.7 million as contribution to the joint venture. The carrying value of the goodwill transferred of $7.2 million and the fixed assets transferred of $0.5 million approximated the fair value of the contribution to this joint venture, and accordingly no gain or loss was recognized on the transaction. The investment in this joint venture is included in other assets, net as presented in the Company’s Consolidated Balance Sheet.

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

The results of operations of the practices acquired in 2014 and 2013 have been included in the Company’s Consolidated Financial Statements from the dates of acquisition. The following unaudited pro forma information combines the consolidated results of operations of the Company on a GAAP basis and the acquisitions completed during 2014 and 2013, including adjustments for pro forma amortization and interest expense, as if the transactions had occurred on January 1, 2013 and January 1, 2012, respectively (in thousands, except per share data):

	Years Ended December 31,
	2014	2013
Net revenue	$2,590,384	$2,494,968
Net income	326,216	301,076
Net income per common share (1):
Basic	$3.31	$3.04
Diluted	$3.27	$2.98
Weighted average common shares (1):
Basic	98,588	99,112
Diluted	99,887	100,969

(1)	The comparison of net income per common share is affected by the changes in the number of weighted average shares outstanding in each period.

The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the periods indicated, nor are they indicative of the results of future combined operations.

7.    Goodwill and Other Assets:

Goodwill was $2.8 billion and $2.4 billion at December 31, 2014 and 2013, respectively. The change in the carrying amount of goodwill of approximately $382.5 million during the year ended December 31, 2014 is primarily related to the Company’s 2014 acquisitions. The Company expects that approximately $229.3 million of the goodwill recorded during the year ended December 31, 2014 will be deductible for tax purposes. The change in the carrying amount of goodwill during the year ended December 31, 2013 of approximately $228.1 million related to the 2013 acquisitions.

Other assets consist of the following (in thousands):

	December 31,
	2014	2013
Other intangible assets, net	$198,136	$103,639
Other assets	37,289	25,799

	$235,425	$129,438

At December 31, 2014, other intangible assets consisted of amortizable hospital and other contracts, physician and hospital agreements, customer relationships and trade names with gross carrying amounts of approximately $299.0 million, less accumulated amortization of approximately $100.9 million. The customer relationships and trade names are related to the complementary revenue cycle management company acquired during 2014. At December 31, 2013, other intangible assets consisted of amortizable hospital and other contracts and physician and hospital agreements with gross carrying amounts of approximately $174.4 million, less accumulated amortization of approximately $70.8 million.

Amortization expense for existing other intangible assets was $30.1 million, $24.5 million and $15.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Amortization expense for existing other intangible assets for the next five years is expected to be as follows (in thousands):

2015	$36,874
2016	30,985
2017	24,919
2018	20,190
2019	16,059

The remaining weighted average amortization period of other intangible assets is 8.7 years. The calculation of the weighted average amortization period includes amortization expense related to years beyond 2019 of approximately $69.1 million.

Other assets of $37.3 million and $25.8 million at December 31, 2014 and 2013, respectively, consist primarily of the cash surrender value of life insurance related to the Company’s deferred compensation arrangements of $16.0 million and $17.1 million, respectively, and at December 31, 2014 also includes the Company’s investment in a joint venture of $9.5 million.

8.    Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2014	2013
Accounts payable	$32,783	$18,605
Accrued salaries and bonuses	231,390	189,439
Accrued payroll taxes and benefits	49,858	43,403
Accrued professional liability	19,718	19,324
Accrued contingent consideration	17,010	19,833
Other accrued expenses	29,899	18,150

	$380,658	$308,754

The net increase in accrued salaries and bonuses of $42.0 million, from $189.4 million at December 31, 2013 to $231.4 million at December 31, 2014, is primarily due to performance-based incentive compensation, principally to the Company’s physicians, accrued during the year ended December 31, 2014, partially offset by the payment of performance-based incentive compensation during the first quarter of 2014. A majority of the Company’s payments for performance-based incentive compensation is paid annually in the first quarter.

9.    Accrued Professional Liability:

At December 31, 2014 and 2013, the Company’s total accrued professional liability of $168.4 million and $158.7 million, respectively, includes incurred but not reported loss reserves of $120.6 million and $110.3 million, respectively, and loss reserves for reported claims associated with self-insured retention amounts through the Company’s wholly owned captive insurance subsidiary of $47.8 million and $48.4 million, respectively.

The activity related to the Company’s total accrued professional liability for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Balance at beginning of year	$158,691	$137,036	$122,847
Provision (adjustment) for losses related to:
Current year	39,386	41,235	35,441
Prior years	(16,125)	(8,100)	(8,119)

Total provision for losses	23,261	33,135	27,322
Claim payments related to:
Current year	(293)	(741)	(569)
Prior years	(13,290)	(10,739)	(12,564)

Total payments	(13,583)	(11,480)	(13,133)

Balance at end of year	$168,369	$158,691	$137,036

The net increases in the Company’s total accrued professional liability for the years ended December 31, 2014 and 2013, are primarily attributable to increases in the current year provision for losses as a result of the increase in the number of physicians insured due to acquisitions and internal growth, offset by claim payments and adjustments to the provision for losses related to prior years resulting from favorable trends in the Company’s claims experience.

10.    Long-Term Debt and Capital Lease Obligations:

On October 29, 2014, the Company entered into a new credit agreement (the “Credit Agreement”), which replaced the Company’s amended and restated credit agreement. The Credit Agreement provides for a $1.3 billion unsecured revolving credit facility and a $200 million term loan and includes a $75 million sub-facility for swingline loans and a $37.5 million sub-facility for the issuance of letters of credit. The Company may increase the credit facility to up to $1.8 billion on an unsecured basis, subject to the satisfaction of specified conditions. The new credit facility matures on October 29, 2019 and is guaranteed by substantially all of the Company’s subsidiaries and affiliated professional contractors. At the Company’s option, borrowings under the Credit Agreement (other than swingline loans) will bear interest at (i) the Alternate Base Rate (defined as the higher of (a) the prime rate, (b) the Federal Funds Rate plus 1/2 of 1.00% and (c) LIBOR for an interest period of one month plus 1.00%) plus an applicable margin rate ranging from 0.125% to 0.750% based on the Company’s consolidated leverage ratio or (ii) the LIBOR rate plus an applicable margin rate ranging from 1.125% to 1.750% based on the Company’s consolidated leverage ratio. Swingline loans will bear interest at the alternate base rate plus the applicable margin. The Credit Agreement also calls for other customary fees and charges, including an unused commitment fee ranging from 0.150% to 0.300% of the unused lending commitments, based on the Company’s consolidated leverage ratio.

The Credit Agreement contains customary covenants and restrictions, including covenants that require the Company to maintain a minimum interest coverage ratio, not to exceed a specified consolidated leverage ratio and to comply with laws. The New Credit Agreement permits us to pay dividends and make certain other distributions, subject to limitations specified therein. Failure to comply with these covenants would constitute an event of default under the Credit Agreement, notwithstanding the ability of the Company to meet its debt service obligations. The Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement. At December 31, 2014, the Company believes it was in compliance, in all material respects, with the financial covenants and other restrictions applicable under the Credit Agreement.

Long-term debt consists of the following (in thousands):

	December 31,
	2014	2013
Term loan	$200,000	$—
Revolving line of credit	368,000	27,000

	568,000	27,000
Less: Current portion	(10,000)	—

Long-term portion	$558,000	$27,000

The Company has an outstanding letter of credit associated with its professional liability insurance program which reduced the amount available under the Credit Agreement by $0.2 million at December 31, 2014. At December 31, 2014, the Company had an available balance on its Credit Agreement of $931.8 million.

Aggregate annual maturities of the Company’s term loan as of December 31, 2014 are as follows (in thousands):

2015	$10,000
2016	10,000
2017	20,000
2018	30,000
2019 and thereafter	130,000

The Company’s capital lease obligations consist of the following (in thousands):

	December 31,
	2014	2013
Capital lease obligations	$1,320	$235
Less: Current portion	(465)	(92)

Long-term portion	$855	$143

The amounts due under the terms of the Company’s capital lease obligations at December 31, 2014 are as follows:

2015	$465
2016	414
2017	332
2018	67
2019	42

11.    Income Taxes:

The components of the income tax provision are as follows (in thousands):

	December 31,
	2014	2013	2012
Federal:
Current	$167,745	$134,938	$111,940
Deferred	2,262	14,784	19,814

	170,007	149,722	131,754

State:
Current	21,109	17,037	13,980
Deferred	297	1,136	1,530

	21,406	18,173	15,510

Total	$191,413	$167,895	$147,264

The Company files its tax return on a consolidated basis with its subsidiaries. The remaining affiliated professional contractors file tax returns on an individual basis.

The effective tax rate was 37.63%, 37.44% and 37.94% for the years ended December 31, 2014, 2013 and 2012, respectively.

The differences between the effective rate and the United States federal income tax statutory rate are as follows:

	December 31,
	2014	2013	2012
Tax at statutory rate	35.00%	35.00%	35.00%
State income tax, net of federal benefit	2.74	2.63	2.60
Non-deductible expenses	0.33	0.27	0.36
Change in accrual estimates relating to uncertain tax positions	(0.59)	(0.48)	(0.15)
Other, net	0.15	0.02	0.13

Income tax provision	37.63%	37.44%	37.94%

The significant components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31, 2014			December 31, 2013
	Total	Current	Non- Current	Total	Current	Non- Current
Allowance for uncollectible accounts	$48,178	$48,178	$—	$42,425	$42,425	$—
Reserves and accruals	62,708	26,066	36,642	52,519	18,341	34,178
Stock-based compensation	14,354	8,346	6,008	16,457	3,628	12,829
Net operating loss carryforward	10,933	1,504	9,429	6,385	3,744	2,641
Property and equipment	1,524	—	1,524	1,310	—	1,310
Other	1,461	583	878	446	446	—

Total deferred tax assets	139,158	84,677	54,481	119,542	68,584	50,958

Amortization	(214,968)	—	(214,968)	(162,399)	—	(162,399)
Accrual to cash adjustment	(38,524)	(38,524)	—	(37,818)	(37,818)	—
Other	(192)	(192)	—	—	—	—

Total deferred tax liabilities	(253,684)	(38,716)	(214,968)	(200,217)	(37,818)	(162,399)

Net deferred tax (liability) asset	$(114,526)	$45,961	$(160,487)	$(80,675)	$30,766	$(111,441)

The income tax benefit related to the exercise of stock options, the vesting of restricted and deferred stock and the purchase of shares under the Company’s non-qualified employee stock purchase plan in excess of amounts recorded as equity compensation expense reduces taxes currently payable and is credited to additional paid-in capital. Such amounts totaled approximately $17.5 million, $19.0 million, and $6.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company has net operating loss carryforwards for federal and state tax purposes totaling approximately $29.0 million, $16.9 million, and $14.9 million at December 31, 2014, 2013 and 2012, respectively, expiring at various times in 2019 through 2034. The changes in net operating loss carryforwards in 2014 and 2013 are primarily due to timing differences related to the recognition of income for tax purposes associated with physician practice acquisitions.

As of December 31, 2014, 2013 and 2012, the Company’s liability for uncertain tax positions, excluding accrued interest and penalties, was $17.2 million, $14.9 million and $13.1 million, respectively. The Company had approximately $16.1 million of uncertain tax positions that, if recognized, would favorably impact its effective tax rate at December 31, 2014.

The following table summarizes the activity related to the Company’s liability for uncertain tax positions for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Years Ended December 31,
	2014	2013	2012
Balance at beginning of year	$14,902	$13,072	$16,165
Increases related to prior year tax positions	40	338	102
Decreases related to prior year tax positions	—	(38)	—
Increases related to current year tax positions	3,750	2,955	2,478
Decreases related to current year tax positions	—	—	(3,671)
Decreases related to lapse of statutes of limitations	(1,527)	(1,425)	(2,002)

Balance at end of year	$17,165	$14,902	$13,072

During the years ended December 31, 2014 and 2013, the Company increased its liability for uncertain tax positions by a total of $2.3 million and $1.8 million, respectively, primarily related to additional taxes on current year positions, partially offset by decreases due to the expiration of statutes of limitation.

The Company includes interest and penalties related to income tax liabilities in income tax expense. The Company recognized a net increase of $0.3 million related to interest and penalties during the year ended December 31, 2014. The Company recognized a net decrease of $0.6 million and a net increase of $0.3 million, respectively, of interest and penalties related to income tax liabilities during the years ended December 31, 2013 and 2012. At December 31, 2014 and 2013, the Company’s accrued liability for interest and penalties related to income tax liabilities totaled $8.7 million and $8.4 million, respectively.

At December 31, 2014 and 2013, the Company’s total liability for uncertain tax positions of $25.9 million and $23.3 million, respectively, is included in other liabilities as presented in the Company’s Consolidated Balance Sheet.

The Company anticipates that its liability for uncertain tax positions will be increased by approximately $4.9 million for additional taxes and decreased by approximately $1.7 million related to the expiration of certain statutes of limitation over the next 12 months.

The Company is currently subject to U.S. Federal and various state income tax examinations for the tax years 2004 through 2013.

12.    Common and Common Equivalent Shares:

The calculation of shares used in the basic and diluted net income per share calculation for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Weighted average number of common shares outstanding	98,588	99,112	97,386
Weighted average number of dilutive common share equivalents	1,299	1,857	1,996

Weighted average number of common and common equivalent shares outstanding	99,887	100,969	99,382

Antidilutive securities not included in the diluted net income per common share calculation	1	35	58

13.    Stock Incentive Plans and Stock Purchase Plan:

The Company’s Amended and Restated 2008 Incentive Compensation Plan, as amended (the “Amended and Restated 2008 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property.

Under the Amended and Restated 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards generally vest upon the satisfaction of specified performance-based conditions or service-based conditions. The

Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. At December 31, 2014, the Company had approximately 6.3 million shares available for future grants and awards under its Amended and Restated 2008 Incentive Plan.

Under the Company’s 1996 Non-Qualified Employee Stock Purchase Plan, as amended (the “Stock Purchase Plan”), employees are permitted to purchase the Company’s common stock at 85% of market value on January 1st, April 1st, July 1st and October 1st of each year. In accordance with the provisions of the accounting guidance for stock-based compensation, the Company recognizes stock-based compensation expense for the 15% discount received by participating employees. During the year ended December 31, 2014, approximately 260,000 shares were issued under the Stock Purchase Plan. At December 31, 2014, the Company had approximately 335,000 shares reserved for issuance under the Stock Purchase Plan.

The Company recognized approximately $31.7 million, $31.3 million and $28.4 million of stock-based compensation expense related to its stock incentive plans and the Stock Purchase Plan during the years ended December 31, 2014, 2013 and 2012, respectively.

The activity related to the Company’s restricted and deferred stock awards and the corresponding weighted average grant-date fair values for the year ended December 31, 2014 are as follows:

	Number of Shares	Weighted Average Fair Value
Non-vested shares at January 1, 2014	1,519,976	$37.78
Awarded	529,431	$57.73
Forfeited	(33,569)	$42.19
Vested	(744,794)	$37.90

Non-vested shares at December 31, 2014	1,271,044	$46.80

The aggregate fair value of the restricted and deferred stock that vested during the years ended December 31, 2014, 2013 and 2012 was approximately $28.2 million, $33.3 million and $23.0 million, respectively.

The weighted average grant-date fair value of restricted and deferred stock awards that were granted during the years ended December 31, 2014, 2013 and 2012 was $57.73, $46.48 and $30.06, respectively.

At December 31, 2014, the total stock-based compensation cost related to non-vested restricted and deferred stock remaining to be recognized as compensation expense over a weighted-average period of approximately 1.4 years was $26.1 million.

The Company did not grant any stock options during 2014 or 2013, and all stock-based compensation cost related to stock options has been recognized. The activity and certain other information related to the Company’s outstanding stock option awards for the year ended December 31, 2014 are as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2014	1,966,170	$26.74
Exercised	(1,151,576)	$26.16		$38.8
Forfeited	(500)	$27.72		—

Outstanding and exercisable at December 31, 2014	814,094	$27.57	3.6	$31.4

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $38.8 million, $35.4 million and $18.1 million, respectively.

The net excess tax benefit recognized in additional paid-in capital related primarily to stock options, restricted stock and deferred stock for the years ended December 31, 2014, 2013 and 2012 was approximately $17.5 million, $19.0 million and $6.2 million, respectively. The cash proceeds received from the exercise of stock options for the years ended December 31, 2014, 2013 and 2012 were approximately $30.1 million, $18.9 million and $20.8 million, respectively.

14.    Common Stock Repurchase Programs:

In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs. The share repurchase program allows the Company to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. In October 2014, the Company announced that its Board of Directors had authorized the repurchase of up to $600.0 million of shares of the Company’s common stock in addition to its existing share repurchase program.

During the year ended December 31, 2014, the Company repurchased approximately 7.1 million shares of its common stock for approximately $488.4 million, including shares withheld to satisfy minimum statutory tax withholding obligations with a fair value of $1.1 million in connection with the vesting of deferred stock during the period and the aggregate value of common stock held back pending final settlement of an accelerated share repurchase program discussed below.

On December 15, 2014, the Company entered into uncollared accelerated share repurchase (“ASR”) agreement with an investment bank. Under the ASR agreement, the Company agreed to purchase $200.0 million of its common stock in total. On December 17, 2014, the Company paid a total of $200.0 million to an investment bank, which in turn delivered to the Company approximately 2.5 million shares of the Company’s common stock in total based on the market price of a share of Company common stock on December 12, 2014. The payment was recorded as a reduction to the respective components of shareholders’ equity. The final number of shares of common stock that the Company may receive, or may be required to remit, upon settlement under the ASR agreement will be based upon the average daily volume weighted-average price of the Company’s common stock during the term of the ASR agreement, less a negotiated discount. Final settlement of the ASR agreement is expected to occur within seven months of commencement of the program, and may occur earlier at the option of the investment bank. The terms of the ASR agreement are subject to adjustment if the Company were to enter into or announce certain types of transactions that may affect the Company’s common stock. If the Company is obligated to make an adjustment payment to the investment bank under the ASR agreement, the Company may elect to satisfy such obligation in cash or in shares of the Company’s common stock. The ASR agreement was funded by borrowings under the Company’s Credit Agreement discussed in Note 10.

The Company intends to utilize various methods to effect any additional share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

15.    Retirement Plans:

The Company maintains three qualified contributory savings plans as allowed under Section 401(k) of the Internal Revenue Code and Section 1165(e) of the Puerto Rico Income Tax Act of 1954 (the “401(k) Plans”). The 401(k) Plans permit participant contributions and allow elective and, in certain situations, non-elective

Company contributions based on each participant’s contribution or a specified percentage of eligible wages. Participants may defer a percentage of their annual compensation subject to the limits defined in the 401(k) Plans. The Company recorded expense of $34.3 million, $29.8 million and $24.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, primarily related to the 401(k) Plans.

16.    Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its common stock. The Company has not included an accrual for these matters as of December 31, 2014 in its Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

In the ordinary course of business, the Company becomes involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by the Company’s affiliated physicians. The Company’s contracts with hospitals generally require the Company to indemnify them and their affiliates for losses resulting from the negligence of the Company’s affiliated physicians. The Company may also become subject to other lawsuits which could involve large claims and significant costs. The Company believes, based upon a review of pending actions and proceedings, that the outcome of such legal actions and proceedings will not have a material adverse effect on its business, financial condition or results of operations. The outcome of such actions and proceedings, however, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its common stock.

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

The Company leases space for its regional, medical and business offices, storage space and temporary housing of medical staff. The Company also leases an aircraft. Rent expense for the years ended December 31, 2014, 2013 and 2012 was approximately $27.8 million, $26.4 million, and $23.9 million, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2014 are as follows (in thousands):

2015	$27,272
2016	21,579
2017	16,894
2018	12,347
2019	7,600
Thereafter	10,928

$96,620

17.    Selected Quarterly Financial Information (Unaudited):

The following tables set forth a summary of the Company’s selected quarterly financial information for each of the four quarters ended December 31, 2014 and 2013 (in thousands, except for per share data):

	2014 Quarters
	First	Second	Third	Fourth
Net revenue	$566,338	$595,544	$626,506	$650,525

Operating expenses:
Practice salaries and benefits	372,040	372,216	394,794	404,345
Practice supplies and other operating expenses	21,417	22,466	21,570	23,549
General and administrative expenses	58,414	60,829	60,643	67,641
Depreciation and amortization	10,370	10,361	11,356	13,903

Total operating expenses	462,241	465,872	488,363	509,438

Income from operations	104,097	129,672	138,143	141,087
Investment income	1,635	335	563	195
Interest expense	(1,371)	(2,188)	(2,019)	(3,313)
Equity in earnings of unconsolidated affiliate	—	150	725	905

Total non-operating expenses	264	(1,703)	(731)	(2,213)
Income before income taxes	104,361	127,969	137,412	138,874
Income tax provision	40,701	48,944	51,174	50,594

Net income	63,660	79,025	86,238	88,280
Net (income) loss attributable to noncontrolling interests	—	(9)	(31)	118

Net income attributable to MEDNAX, Inc.	$63,660	$79,016	$86,207	$88,398

Per common and common equivalent share data (1):
Net income attributable to MEDNAX, Inc.:
Basic	$0.64	$0.80	$0.87	$0.90

Diluted	$0.63	$0.79	$0.86	$0.89

Weighted average common shares:
Basic	99,076	98,411	99,088	98,066

Diluted	100,696	99,866	100,145	99,129

(1)	Basic and diluted per share amounts are computed for each of the periods presented. Accordingly, the sum of the quarterly per share amounts may not agree with the full year amount.

	2013 Quarters
	First	Second	Third	Fourth
Net revenue	$502,715	$529,180	$554,730	$567,387

Operating expenses:
Practice salaries and benefits	329,201	331,922	346,879	353,316
Practice supplies and other operating expenses	19,500	19,416	19,445	24,027
General and administrative expenses	53,318	54,601	54,654	55,636
Depreciation and amortization	9,144	9,870	10,461	10,491

Total operating expenses	411,163	415,809	431,439	443,470

Income from operations	91,552	113,371	123,291	123,917
Investment income	402	396	372	526
Interest expense	(1,189)	(1,673)	(1,507)	(1,046)

Income before income taxes	90,765	112,094	122,156	123,397
Income tax provision	35,398	42,876	45,198	44,423

Net income	$55,367	$69,218	$76,958	$78,974

Per common and common equivalent share data (1):
Net income:
Basic	$0.56	$0.70	$0.77	$0.79

Diluted	$0.55	$0.68	$0.76	$0.78

Weighted average shares:
Basic	98,618	99,116	99,506	99,469

Diluted	100,784	101,098	101,178	101,080

(1)	Basic and diluted per share amounts are computed for each of the periods presented. Accordingly, the sum of the quarterly per share amounts may not agree with the full year amount.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework (2013).” Based on our assessment we concluded that, as of the end of the period covered by this report, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered certified public accounting firm, PricewaterhouseCoopers LLP, has audited our internal control over financial reporting as of December 31, 2014 as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2015 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2015 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2014, with respect to shares of our common stock that may be issued under existing equity compensation plans, including our Amended and Restated 2008 Incentive Compensation Plan, as amended (“Amended and Restated 2008 Incentive Plan”), our 2004 Incentive Compensation Plan, as amended (“2004 Incentive Plan”), our Amended and Restated Stock Option Plan, as amended (the “Option Plan”), and our Stock Purchase Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	814,094	(1)	$27.57	6,637,138	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	814,094		$27.57	6,637,138

(1)	Represents 521,636 shares issuable under the Amended and Restated 2008 Incentive Plan, 281,792 shares issuable under the 2004 Incentive Plan and 10,666 shares issuable under the Option Plan.
(2)	Under the Amended and Restated 2008 Incentive Plan and the Stock Purchase Plan, 6,302,561 and 334,577 shares, respectively, remain available for future issuance.

The remaining information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2015 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2015 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2015 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1) Financial Statements

The information required by this Item is included in Item 8 of Part II of this Form 10-K.

(a)(2) Financial Statement Schedules

The following financial statement schedule for the years ended December 31, 2014, 2013 and 2012, is included in this Form 10-K as set forth below (in thousands).

MEDNAX, INC.

Schedule II: Valuation and Qualifying Accounts

	Years Ended December 31,
	2014	2013	2012
Allowance for contractual adjustments and uncollectibles:
Balance at beginning of year	$712,285	$624,896	$576,030
Amount charged against operating revenue	5,403,437	4,695,232	3,994,924
Accounts receivable contractual adjustments and write-offs (net of recoveries)	(5,266,955)	(4,607,843)	(3,946,058)

Balance at end of year	$848,767	$712,285	$624,896

All other schedules have been omitted because they are not applicable, not required or the information is included elsewhere herein.

(a)(3)     Exhibits

See Item 15(b) of this Form 10-K.

(b)         Exhibits

2.1	Agreement and Plan of Merger, dated as of December 29, 2008, between MEDNAX, Inc., Pediatrix Medical Group, Inc. and PMG Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).

3.1	Composite Articles of Incorporation of MEDNAX, Inc. (incorporated by reference to Exhibit 3.1 to MEDNAX’s Annual Report on Form 10-K for the period ended December 31, 2013).

3.2	Amended and Restated By-laws of MEDNAX, Inc. (incorporated by reference to Exhibit 3.3 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).

10.1	Credit Agreement, dated as of October 29, 2014, among MEDNAX, Inc., certain of its domestic subsidiaries from time to time party thereto as Guarantors, the Lender parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Wells Fargo Bank, National Association, U.S. Bank National Association and Bank of America, N.A. as Co-Syndication Agents and BBVA Compass, Citizens Bank, National Association, Fifth Third Bank, SunTrust Bank and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as Co-Documentation Agents. (incorporated by reference to Exhibit 10.1 to MEDNAX’s Quarterly Report on Form 10-Q for the period ended September 30, 2014).

10.2	Amended and Restated Stock Option Plan of Pediatrix dated as of June 4, 2003 (incorporated by reference to Exhibit 10.5 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).*

10.3	First Amendment, dated December 29, 2008, to Pediatrix Medical Group, Inc. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.7 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.4	1996 Non-Qualified Employee Stock Purchase Plan of MEDNAX, Inc., as amended and restated, dated January 1, 2009 (incorporated by reference to Exhibit 10.6 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.5	Executive Non-Qualified Deferred Compensation Plan of Pediatrix, dated October 13, 1997 (incorporated by reference to Exhibit 10.35 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 1998).*

10.6	Amended and Restated Thrift and Profit Sharing Plan of Pediatrix (incorporated by reference to Exhibit 4.5 to Pediatrix’s Registration Statement on Form S-8 (Registration No. 333-101222)).*

10.7	Pediatrix Medical Group of Puerto Rico Thrift and Profit Sharing Plan (incorporated by reference to Exhibit 4.3 to Pediatrix’s Registration Statement on Form S-8 dated December 9, 2004).*

10.8	Pediatrix Medical Group, Inc. 2004 Incentive Compensation Plan (incorporated by reference to Exhibit A of Pediatrix’s Proxy Statement on Schedule 14A dated as of April 9, 2004).*

10.9	Second Amendment, dated December 29, 2008, to Pediatrix Medical Group, Inc. 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.8 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.10	MEDNAX, Inc. Amended and Restated 2008 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to MEDNAX’s Current Report on Form 8-K dated February 19, 2014).*

10.11	Pediatrix Medical Group, Inc. Form of Stock Option Agreement for Stock Options Awarded Under the Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.3 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.12	Pediatrix Medical Group, Inc. Form of Incentive Stock Option Agreement for Incentive Stock Options Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.13	Pediatrix Medical Group, Inc. Form of Non-Qualified Stock Option Agreement for Non-Qualified Stock Options Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.14	Pediatrix Medical Group, Inc. Form of Restricted Stock Agreement for Restricted Stock Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.15	MEDNAX, Inc. Form of Non-Qualified Stock Option Agreement for Non-Qualified Stock Options Awarded Under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.17 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.16	MEDNAX, Inc. Form of Restricted Stock Agreement for Restricted Stock Awarded Under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.18 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.17	Employment Agreement, dated August 7, 2011, by and between MEDNAX Services, Inc. and Roger J. Medel, M.D. (incorporated by reference to Exhibit 10.1 to MEDNAX’s Current Report on Form 8-K dated August 10, 2011.)*

10.18	Employment Agreement, dated August 20, 2008, by and between Pediatrix Medical Group, Inc. and Joseph M. Calabro (incorporated by reference to Exhibit 10.2 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).*

10.19	Amendment Agreement, dated December 29, 2008, between MEDNAX, Inc., Pediatrix Medical Group, Inc. and Joseph M. Calabro (incorporated by reference to Exhibit 10.3 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.20	Employment Agreement, dated August 20, 2008, by and between Pediatrix Medical Group, Inc. and Karl B. Wagner (incorporated by reference to Exhibit 10.3 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).*

10.21	Amendment Agreement, dated December 29, 2008, between MEDNAX, Inc., Pediatrix Medical Group, Inc. and Karl B. Wagner (incorporated by reference to Exhibit 10.4 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.22	Second Amendment Agreement, dated February 24, 2010, by and among MEDNAX, Inc., Mednax Services, Inc., American Anesthesiology, Inc. and Karl B. Wagner (incorporated by reference to Exhibit 10.25 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.23	Employment Agreement, dated February 24, 2010, by and between MEDNAX Services, Inc. and Vivian Lopez-Blanco (incorporated by reference to Exhibit 10.28 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.24	Employment Agreement, dated February 13, 2012, by and between Pediatrix Medical Group, Inc. and Michael Stanley, M.D. (incorporated by reference to Exhibit 10.24 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2012).*

10.25	Restricted Shares Units Agreement for Roger J. Medel, M.D. dated August 7, 2011 (incorporated by reference to Exhibit 10.2 to MEDNAX’s Current Report on Form 8-K dated August 10, 2011.)*

10.26	Restricted Shares Units Agreement for Roger J. Medel, M.D. dated August 20, 2008 (incorporated by reference to Exhibit 10.5 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).*

10.27	Restricted Shares Units Agreement for Roger J. Medel, M.D. dated August 20, 2008 (incorporated by reference to Exhibit 10.6 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).*

10.28	Form of Indemnification Agreement between Pediatrix and each of its directors and executive officers. (incorporated by reference to Exhibit 10.6 to Pediatrix’s Annual Report on Form 10-K for the year ended December 31, 2003).*

10.29	Form of Exclusive Management and Administrative Services Agreement with affiliated professional contractors (incorporated by reference to Exhibit 10.31 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.30+	Master Confirmation – Uncollared Accelerated Share Repurchase dated as of December 15, 2014 between J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch and MEDNAX, Inc.

21.1+	Subsidiaries of the Registrant.

23.1+	Consent of PricewaterhouseCoopers LLP.

31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contracts or compensation plans, contracts or arrangements.
+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDNAX, INC.

Date: February 9, 2015	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger J. Medel, M.D. Roger J. Medel, M.D.	Chief Executive Officer (Principal Executive Officer)	February 9, 2015

/s/ Vivian Lopez-Blanco Vivian Lopez-Blanco	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 9, 2015

/s/ Cesar L. Alvarez Cesar L. Alvarez	Director and Chairman of the Board	February 9, 2015

/s/ Manuel Kadre Manuel Kadre	Lead Independent Director	February 9, 2015

/s/ Waldemar A. Carlo, M.D. Waldemar A. Carlo, M.D.	Director	February 9, 2015

/s/ Michael B. Fernandez Michael B. Fernandez	Director	February 9, 2015

/s/ Roger K. Freeman, M.D. Roger K. Freeman, M.D.	Director	February 9, 2015

/s/ Paul G. Gabos Paul G. Gabos	Director	February 9, 2015

/s/ Pascal J. Goldschmidt, M.D. Pascal J. Goldschmidt, M.D.	Director	February 9, 2015

/s/ Donna E. Shalala, Ph.D. Donna E. Shalala, Ph.D.	Director	February 9, 2015

/s/ Enrique J. Sosa, Ph.D. Enrique J. Sosa, Ph.D.	Director	February 9, 2015