Form 10-Q
period 2015-03-31
MEDNAX, INC.
filed 2015-04-30
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

On April 24, 2015, the registrant had outstanding 93,529,121 shares of Common Stock, par value $.01 per share.

MEDNAX, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDNAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2015	December 31, 2014
	(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$50,219	$47,928
Short-term investments	6,769	6,035
Accounts receivable, net	360,874	352,191
Prepaid expenses	4,474	7,036
Deferred income taxes	47,157	45,961
Other assets	8,464	7,901

Total current assets	477,957	467,052
Investments	63,802	64,082
Property and equipment, net	67,274	66,048
Goodwill	2,813,673	2,776,188
Other assets, net	223,608	235,425

Total assets	$3,646,314	$3,608,795

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable and accrued expenses	$212,290	$380,658
Current portion of long-term debt and capital lease obligations	10,435	10,465
Income taxes payable	44,702	25,150

Total current liabilities	267,427	416,273
Line of credit	698,500	368,000
Long-term debt and capital lease obligations	188,226	190,855
Long-term professional liabilities	153,596	148,651
Deferred income taxes	163,036	160,487
Other liabilities	61,467	58,963

Total liabilities	1,532,252	1,343,229

Commitments and contingencies

Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000 shares authorized; 93,448 and 96,030 shares issued and outstanding, respectively	934	960
Additional paid-in capital	875,411	886,877
Retained earnings	1,236,888	1,376,782

Total MEDNAX, Inc. shareholders’ equity	2,113,233	2,264,619
Noncontrolling interests	829	947

Total equity	2,114,062	2,265,566

Total liabilities and equity	$3,646,314	$3,608,795

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net revenue	$639,395	$566,338

Operating expenses:
Practice salaries and benefits	419,595	372,040
Practice supplies and other operating expenses	23,431	21,417
General and administrative expenses	67,936	58,414
Depreciation and amortization	13,612	10,370

Total operating expenses	524,574	462,241

Income from operations	114,821	104,097
Investment income	142	1,635
Interest expense	(3,267)	(1,371)
Equity in earnings of unconsolidated affiliate	821	—

Total non-operating (expenses) income	(2,304)	264

Income before income taxes	112,517	104,361
Income tax provision	43,928	40,701

Net income	68,589	63,660
Net loss attributable to noncontrolling interests	118	—

Net income attributable to MEDNAX, Inc.	$68,707	$63,660

Per common and common equivalent share data:

Net income attributable to MEDNAX, Inc.:
Basic	$0.73	$0.64

Diluted	$0.72	$0.63

Weighted average common shares:
Basic	94,231	99,076

Diluted	95,325	100,696

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$68,589	$63,660
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	13,612	10,370
Net change in fair value of contingent consideration liabilities	289	346
Stock-based compensation expense	7,836	8,071
Equity in earnings of unconsolidated affiliate	(821)	—
Distribution of earnings from unconsolidated affiliate	2,062	—
Deferred income taxes	2,023	(387)
Changes in assets and liabilities:
Accounts receivable	(8,683)	(30,292)
Prepaid expenses and other assets	1,999	(1,480)
Other assets	705	341
Accounts payable and accrued expenses	(169,622)	(131,370)
Income taxes payable	19,552	26,076
Payments of contingent consideration liabilities	(34)	(2,779)
Long-term professional liabilities	4,945	6,419
Other liabilities	3,864	1,203

Net cash used in operating activities	(53,684)	(49,822)

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(37,724)	(69,375)
Purchases of investments	(3,719)	(3,904)
Proceeds from sales or maturities of investments	3,265	3,635
Purchases of property and equipment	(5,388)	(4,570)

Net cash used in investing activities	(43,566)	(74,214)

Cash flows from financing activities:
Borrowings on credit facility	634,500	371,500
Payments on credit facility	(306,500)	(150,500)
Payments of contingent consideration liabilities	(371)	(645)
Payments on capital lease obligations	(159)	(25)
Excess tax benefit from exercises of stock options and vesting of restricted stock	1,076	1,935
Proceeds from issuance of common stock	4,596	7,398
Repurchases of common stock	(233,601)	(116,989)

Net cash provided from financing activities	99,541	112,674

Net increase (decrease) in cash and cash equivalents	2,291	(11,362)
Cash and cash equivalents at beginning of period	47,928	31,137

Cash and cash equivalents at end of period	$50,219	$19,775

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

1.	Basis of Presentation and New Accounting Pronouncements:

The accompanying unaudited Condensed Consolidated Financial Statements of the Company and the notes thereto presented in this Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements, and do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of interim periods. The financial statements include all the accounts of MEDNAX, Inc. and its consolidated subsidiaries (collectively, “MDX”) together with the accounts of MDX’s affiliated business corporations or professional associations, professional corporations, limited liability companies and partnerships (the “affiliated professional contractors”). Certain subsidiaries of MDX have contractual management arrangements with its affiliated professional contractors, which are separate legal entities that provide physician services in certain states and Puerto Rico. The terms “MEDNAX” and the “Company” refer collectively to MEDNAX, Inc., its subsidiaries and the affiliated professional contractors.

The Company has a joint venture in which it owns a 75% economic interest. The Company has a management agreement with the joint venture and, based on the terms of the agreement, the Company has determined that the joint venture is a variable interest entity for which the Company is the primary beneficiary as defined in the accounting guidance for consolidation. Accordingly, the financial results of the joint venture are fully consolidated into the Company’s operating results. The equity interests of the outside investor in the equity and results of operations of this consolidated entity are accounted for and presented as noncontrolling interests. The Company has a second joint venture in which it owns a 37.5% economic interest. The Company accounts for this joint venture under the equity method of accounting because the Company exercises significant influence over, but does not control, this entity.

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

New Accounting Pronouncements

In March 2015, the accounting guidance related to the presentation of debt issuance costs was amended to require that such costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. The new guidance is required to be adopted on a retrospective basis as a change in accounting principle and will become effective for the Company on January 1, 2016 with early adoption permitted. The adoption of this guidance will affect financial statement presentation only, and therefore will not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In February 2015, the accounting guidance related to consolidation was amended to include changes to both the variable and voting interest models used by companies to evaluate whether an entity should be consolidated. The new guidance will become effective for the Company on January 1, 2016, and early adoption is permitted. The adoption of this guidance is not expected to have an impact on the Company’s Condensed Consolidated Financial Statements.

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

As of March 31, 2015 and December 31, 2014, the Company’s cash equivalents consisted entirely of money market funds with a fair value of $5.3 million and $5.1 million, respectively.

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

Investments held at March 31, 2015 and December 31, 2014 are summarized as follows (in thousands):

	March 31, 2015		December 31, 2014
	Short-Term	Long-Term	Short-Term	Long-Term

Municipal debt securities	$6,273	$35,316	$5,539	$35,827
Federal home loan securities	—	27,261	—	27,030
Certificates of deposit	496	1,225	496	1,225

	$6,769	$63,802	$6,035	$64,082

Contractual maturities of long-term investments are summarized as follows (in thousands):

	March 31, 2015	December 31, 2014

Due after one year through five years	$59,552	$54,959
Due after five years through seven years	4,250	9,123

	$63,802	$64,082

3.	Fair Value Measurements:

In accordance with the accounting guidance for fair value measurements and disclosures, the Company carries its money market funds included in cash and cash equivalents at fair value. In accordance with the three-tier fair value hierarchy under this guidance, the Company determined the fair value using quoted market prices, a Level 1 input as defined under the accounting guidance for fair value measurements. At March 31, 2015 and December 31, 2014, the Company’s money market funds had a carrying amount of $5.3 million and $5.1 million, respectively.

The Company also carries the cash surrender value of life insurance related to its deferred compensation arrangements at fair value. The investments underlying the life insurance contracts consist primarily of exchange-traded equity securities and mutual funds with quoted prices in active markets. In accordance with the three-tier fair value hierarchy, the Company determined the fair value using the cash surrender value of the life insurance, a Level 2 input as defined under the accounting guidance for fair value measurements. At March 31, 2015 and December 31, 2014, the Company’s cash surrender value of life insurance had a carrying amount of $16.0 million.

In addition, the Company carries its contingent consideration liabilities related to acquisitions at fair value. In accordance with the three-tier fair value hierarchy, the Company determined the fair value of its contingent consideration liabilities using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3, or unobservable inputs as defined under the accounting guidance for fair value measurements. At March 31, 2015 and December 31, 2014, the Company’s contingent consideration liabilities had a fair value of $35.2 million and $35.3 million, respectively. See Note 5 for more information regarding the Company’s contingent consideration liabilities.

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

4.	Accounts Receivable:

Accounts receivable, net consists of the following (in thousands):

	March 31, 2015	December 31, 2014

Gross accounts receivable	$1,251,666	$1,200,958
Allowance for contractual adjustments and uncollectibles	(890,792)	(848,767)

	$360,874	$352,191

5.	Business Acquisitions:

During the three months ended March 31, 2015, the Company completed the acquisition of three physician group practices for total cash consideration of $37.1 million. In connection with these acquisitions, the Company recorded goodwill of $33.6 million, other intangible assets consisting primarily of physician and hospital agreements of $4.8 million and other liabilities of $1.3 million. These acquisitions expanded the Company’s national network of physician practices.

In addition, during the three months ended March 31, 2015, the Company paid $0.4 million for contingent consideration related to certain prior-period acquisitions, of which all but the accretion recorded during 2015 was accrued as of December 31, 2014. In connection with prior-period acquisitions, the Company also recorded a net increase of $3.9 million to goodwill composed of a decrease in intangible assets of $5.3 million, a decrease of $2.0 million in other long-term liabilities and $0.6 million in additional cash consideration related to a working capital true-up adjustment. These measurement period adjustments did not have a material impact on the Company’s Condensed Consolidated Financial Statements in any period; therefore, the Company has not retrospectively adjusted such statements. The Company expects that $10.8 million of the goodwill recorded during the three months ended March 31, 2015 will be deductible for tax purposes.

During the three months ended March 31, 2014, the Company paid $3.4 million for contingent consideration related to certain prior-period acquisitions, of which all but the accretion recorded during 2014 was accrued as of December 31, 2013.

The results of operations of the practices acquired during the three months ended March 31, 2015 and 2014 have been included in the Company’s Condensed Consolidated Financial Statements from the dates of acquisition. The following unaudited pro forma information combines the consolidated results of operations of the Company on a GAAP basis and the acquisitions completed during 2015 and 2014, including adjustments for pro forma amortization and interest expense, as if the transactions had occurred on January 1, 2014 and January 1, 2013, respectively (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014

Net revenue	$643,718	$632,774
Net income	$69,371	$68,446
Net income per common share (1):
Basic	$0.74	$0.69
Diluted	$0.73	$0.68
Weighted average common shares (1):
Basic	94,231	99,076
Diluted	95,325	100,696

(1)	The comparison of net income per common share is affected by the changes in the number of weighted average shares outstanding in each period.

The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the periods indicated, nor are they indicative of the results of future combined operations.

6.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2015	December 31, 2014

Accounts payable	$22,826	$32,783
Accrued salaries and bonuses	80,541	231,390
Accrued payroll taxes and benefits	40,379	49,858
Accrued professional liabilities	20,432	19,718
Accrued contingent consideration	18,264	17,010
Other accrued expenses	29,848	29,899

	$212,290	$380,658

The net decrease in accrued salaries and bonuses of $150.8 million, from December 31, 2014 to March 31, 2015, is primarily due to the payment of performance-based incentive compensation, principally to the Company’s physicians, partially offset by performance-based incentive compensation accrued during the three months ended March 31, 2015. A majority of the Company’s payments for performance-based incentive compensation is paid annually in the first quarter.

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

The calculation of shares used in the basic and diluted net income per common share calculation for the three months ended March 31, 2015 and 2014 is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Weighted average number of common shares outstanding	94,231	99,076
Weighted average number of dilutive common share equivalents	1,094	1,620

Weighted average number of common and common equivalent shares outstanding	95,325	100,696

Antidilutive securities not included in the diluted net income per common share calculation	—	1

8.	Stock Incentive Plans and Stock Purchase Plan:

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

Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards generally vest upon the satisfaction of specified performance-based conditions or service based conditions. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. At March 31, 2015, the Company had approximately 6.3 million shares available for future grants and awards under its Amended and Restated 2008 Incentive Plan.

Under the Company’s 1996 Non-Qualified Employee Stock Purchase Plan, as amended (the “Stock Purchase Plan”), employees are permitted to purchase the Company’s common stock at 85% of market value on January 1st, April 1st, July 1st and October 1st of each year. In accordance with the provisions of the accounting guidance for stock-based compensation, the Company recognizes stock-based compensation expense for the 15% discount received by participating employees. During the three months ended March 31, 2015, 51,138 shares were issued under the Stock Purchase Plan. At March 31, 2015, the Company had approximately 283,400 shares reserved for issuance under the Stock Purchase Plan.

During the three months ended March 31, 2015 and 2014, the Company recognized approximately $7.8 million and $8.1 million, respectively, of stock-based compensation expense. The net excess tax benefit recognized in additional paid-in capital related primarily to stock options and restricted stock for the three months ended March 31, 2015 was approximately $1.1 million.

9.	Common Stock Repurchase Programs:

In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Company’s equity compensation programs. The share repurchase program allows the Company to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. No share repurchases were made under this program during the three months ended March 31, 2015. The Company intends to utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

In October 2014, the Company announced that its Board of Directors had authorized the repurchase of up to $600.0 million of shares of the Company’s common stock in addition to its existing share repurchase program. This program was completed during the three months ended March 31, 2015, pending final settlement of the accelerated share repurchase program discussed below and an accelerated share repurchase program entered into in December 2014. During the three months ended March 31, 2015, the Company repurchased approximately 2.7 million shares of its common stock for approximately $233.6 million, inclusive of the aggregate value of common stock held back pending final settlement of the March 2015 accelerated share repurchase program.

On March 12, 2015, the Company entered into a second uncollared accelerated share repurchase (“ASR”) agreement with an investment bank. Under the ASR agreement, the Company agreed to purchase $200.0 million of its common stock in total. On March 16, 2015, the Company paid a total of $200.0 million to an investment bank, which in turn delivered to the Company approximately 2.2 million shares of the Company’s common stock in total based on the market price of a share of Company common stock on March 12, 2015. The payment was recorded as a reduction to the respective components of shareholders’ equity. The final number of shares of common stock that the Company may receive, or may be required to remit, upon settlement under the ASR agreement will be based upon the average daily volume weighted-average price of the Company’s common stock during the term of the ASR agreement, less a negotiated discount. Final settlement of the ASR agreement is expected to occur within nine months of commencement of the program, and may occur earlier at the option of the investment bank. The terms of the ASR agreement are subject to adjustment if the Company were to enter into or announce certain types of transactions that may affect the Company’s common stock. If the Company is obligated to make an adjustment payment to the investment bank under the ASR agreement, the Company may elect to satisfy such obligation in cash or in shares of the Company’s common stock. The ASR agreement was funded by borrowings under the Company’s line of credit.

10.	Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its common stock. The Company has not included an accrual for these matters as of March 31, 2015 in its Condensed Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

Although the Company currently maintains liability insurance coverage intended to cover professional liability and certain other claims, the Company cannot assure that its insurance coverage will be adequate to cover liabilities arising out of claims asserted against it in the future where the outcomes of such claims are unfavorable. With respect to professional liability risk, the Company generally self-insures a portion of this risk through its wholly owned captive insurance subsidiary. Liabilities in excess of the Company’s insurance coverage, including coverage for professional liability and certain other claims, could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

Overview

MEDNAX is a leading provider of physician services including newborn, anesthesia, maternal-fetal and other pediatric subspecialties. Our national network is composed of affiliated physicians, including those who provide neonatal clinical care in 34 states and Puerto Rico, primarily within hospital-based neonatal intensive care units, to babies born prematurely or with medical complications. We also have physicians who provide anesthesia care to patients in connection with surgical and other procedures as well as pain management. In addition, we have affiliated physicians who provide maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network also includes other affiliated pediatric subspecialists, including those who provide pediatric intensive care, pediatric cardiology care, hospital-based pediatric care and pediatric surgical care. In addition to our national physician network, we provide services in over 40 states to medical providers, including ours, through two complementary businesses, consisting of a revenue cycle management company and a consulting services company.

2015 Acquisition Activity

During the three months ended March 31, 2015, we completed the acquisition of three physician group practices including two anesthesiology practices and one other pediatric subspecialty practice. Based on our experience, we expect that we can improve the results of all of our acquired practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based upon the significant infrastructure that we have developed. Our results of operations for the three months ended March 31, 2015 include the results of operations for these physician group practices from their respective dates of acquisition and therefore are not comparable in some respects.

Common Stock Repurchase Programs

In July 2013, our board of directors authorized the repurchase of shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs. The share repurchase program permits us to make open market purchases from time-to-time based upon general economic and market conditions and trading restrictions. This repurchase program was expanded to allow for the repurchase of shares of our common stock to offset the dilutive impact from the issuance of shares, if any, related to our acquisition program. No share repurchases were made under this program during the three months ended March 31, 2015.

In October 2014, we announced that our board of directors had authorized the repurchase of up to $600.0 million of shares of our common stock in addition to the existing share repurchase program approved in July 2013. Under the October 2014 share repurchase program, we repurchased approximately 2.7 million shares of our common stock for approximately $233.6 million during the three months ended March 31, 2015, inclusive of the aggregate value of common stock held back pending final settlement under an accelerated share repurchase program. These share repurchases effectively completed the $600.0 million share repurchase program.

We may utilize various methods to effect any future share repurchases made under the remaining open program, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

General Economic Conditions

Although economic conditions in the United States have gradually improved, the number of unemployed and under-employed workers remains significant. During the three months ended March 31, 2015, the percentage of our patient service revenue being reimbursed under government-sponsored or funded healthcare programs (“GHC Programs”) was unchanged as compared to the three months ended March 31, 2014. If, however, economic conditions do not continue to improve or if they deteriorate, we could experience additional shifts toward GHC Programs and patient volumes could decline. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, due to the rising costs of managed care premiums and patient responsibility amounts, we may experience increased bad debt due to patients’ inability to pay for certain services.

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

Many of the ACA’s most significant reforms, such as the establishment of state-based and federally facilitated insurance exchanges that provide a marketplace for eligible individuals and small employers to purchase health care insurance, became effective in the beginning of 2014. Following two enrollment periods, the most recent of which ran through February 15, 2015, it has been projected that approximately 9 million people, including new applicants and returning customers, are enrolled. In November 2014, however, the Supreme Court granted certiorari to hear an appeal challenging the legality of an Internal Revenue Service regulation providing subsidies for insurance purchased on the federal exchanges and arguing that the text of the ACA only allows for subsidies for insurance purchased on state-based exchanges. Only 13 states created their own exchanges; individuals in the remainder of states receive insurance coverage on the federal exchanges. A ruling in that case, King v. Burwell, is expected by June 2015. If the challenge is successful, approximately 5 million people who obtained healthcare coverage through the federal facilitated insurance exchanges could lose their subsidies and their health insurance coverage. In addition, in some cases, the patient responsibility costs related to healthcare plans obtained through the insurance exchanges may be high and could increase in the future, and we may experience increased bad debt due to patients’ inability to pay for certain services.

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

Medicaid to Medicare Payment Parity

In November 2012, the Centers for Medicare & Medicaid Services (“CMS”) adopted a rule under the ACA that generally allowed physicians who provided eligible primary care services to be paid at the Medicare reimbursement rates in effect in calendar years 2013 and 2014 instead of state-established Medicaid reimbursement rates that would have been applicable in those years (“parity revenue”). Federal funding for the enhanced Medicaid payments expired for dates of service beyond December 31, 2014. Advocacy efforts by various parties continue at both the federal and state legislative levels to continue this program, but to date, only a limited number of states have committed to either extend this program, at least in part, for a limited period of time or increase their pre-parity base Medicaid rates.

During the three months ended March 31, 2015 and 2014, we recognized approximately $6.0 million and $14.0 million, respectively, in parity revenue that contributed approximately $0.02 and $0.04, respectively, to our net income per diluted share, reflecting the impacts from incentive compensation and income taxes.

Medicaid Expansion

The ACA also allows states to expand their Medicaid programs through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historic eligibility levels to 133% of the federal poverty level. As of March 6, 2015, 29 states are implementing the expansion of Medicaid eligibility with nearly all of these states implementing the expansion as set forth by law. In addition, a limited number of states are seeking waivers from CMS to expand Medicaid eligibility in a manner that is different than set forth under the ACA while still allowing them to access federal matching funds, and 16 states have expressed their intent not to expand Medicaid eligibility. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household incomes are at or below 133% of the federal poverty level.

Medicare Sequestration

The Budget Control Act of 2011 required across-the-board cuts (“sequestrations”) to Medicare reimbursement rates. These annual reductions of 2% began in April 2013 and apply to mandatory and discretionary spending in the years 2013 to 2024. This reduction in Medicare reimbursement rates is not expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

2015 Medicare Fee Schedule

Presently, Medicare pays for all physician services based upon a national fee schedule that contains a list of uniform rates. The fee schedule is adjusted annually based on a complex formula that is linked in part to the use of services by Medicare beneficiaries and the growth in gross domestic product (the “Sustainable Growth Rate formula” or “SGR formula”). Since 2002, this SGR formula has resulted in negative payment updates for physicians under the fee schedule that have grown larger, and Congress has had to take repeated legislative action to reverse scheduled payment reductions. In March 2015, the House of Representatives (the “House”) passed legislation, known as the “Medicare Access and CHIP Reauthorization Act of 2015,” to eliminate the SGR formula and instead provide physicians with a 0.5% increase in Medicare reimbursement starting in July 2015 through December 2015, and then 0.5% annual increases through 2019 as Medicare transitions to a payment system designed to reward physicians for the quality of care provided, rather than the quantity of procedures performed. In April 2015, the Senate voted in favor of the legislation, and the bill was signed into law by President Obama.

Results of Operations

Three Months Ended March 31, 2015 as Compared to Three Months Ended March 31, 2014

Our net revenue increased $73.1 million, or 12.9%, to $639.4 million for the three months ended March 31, 2015, as compared to $566.3 million for the same period in 2014. Of this $73.1 million increase, $62.9 million, or 86.1%, was attributable to revenue generated from acquisitions completed after December 31, 2013. Same-unit net revenue increased $10.2 million, or 1.8%, for the three months ended March 31, 2015. Same units are those units at which we provided services for the entire current period and the entire comparable period. The change in same-unit net revenue was the result of an increase in revenue of $12.3 million, or 2.2%, from patient service volumes, partially offset by a net decrease of approximately $2.1 million, or 0.4%, related to net reimbursement-related factors. The increase in revenue of $12.3 million from patient service volumes is primarily related to growth in our hospital-based neonatology and other pediatric services and anesthesiology services as well as in our office-based maternal-fetal medicine services, partially offset by a decrease in our office-based pediatric cardiology services. The net decrease in revenue of $2.1 million related to net reimbursement-related factors was primarily due to the unfavorable impact from the parity revenue recorded during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, partially offset by continued modest improvements in managed care contracting. Excluding the unfavorable impact of the $8.0 million decrease in parity revenue, from $14.0 million for the three months ended March 31, 2014 as compared to $6.0 million for the three months ended March 31, 2015, our same-unit revenue increased $18.2 million, or 3.3%, of which revenue related to net-reimbursement related factors increased by $5.9 million, or 1.1%. We believe that excluding the unfavorable impact from the decrease in parity revenue year over year provides a more comparable view of our changes in same-unit revenue.

Practice salaries and benefits increased $47.6 million, or 12.8%, to $419.6 million for the three months ended March 31, 2015, as compared to $372.0 million for the same period in 2014. This $47.6 million increase was primarily attributable to increased costs associated with new physicians and other staff to support acquisition-related growth and growth at existing units, of which $39.4 million was related to salaries and $8.2 million was related to benefits and incentive compensation.

Practice supplies and other operating expenses increased $2.0 million, or 9.4%, to $23.4 million for the three months ended March 31, 2015, as compared to $21.4 million for the same period in 2014. The increase was attributable to practice supply, rent and other costs primarily related to our acquisitions.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices and those attributable to our non-practice service offerings. General and administrative expenses increased $9.5 million, or 16.3%, to $67.9 million for the three months ended March 31, 2015, as compared to $58.4 million for the same period in 2014. The increase of $9.5 million is attributable to the overall growth of the Company including acquisition-related growth. General and administrative expenses as a percentage of net revenue was 10.6% for the three months ended March 31, 2015, as compared to 10.3% for the same period in 2014. The increase of 32 basis points is driven by the mix of acquisitions, primarily the non-practice service businesses.

Depreciation and amortization expense increased $3.2 million, or 31.3%, to $13.6 million for the three months ended March 31, 2015, as compared to $10.4 million for the same period in 2014. The increase was primarily attributable to the amortization of intangible assets related to acquisitions.

Income from operations increased $10.7 million, or 10.3%, to $114.8 million for the three months ended March 31, 2015, as compared to $104.1 million for the same period in 2014. Our operating margin was 18.0% for the three months ended March 31, 2015, as compared to 18.4% for the same period in 2014. The decrease of 42 basis points was primarily due to an increase in certain operating expenses related to acquisitions during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, as well as the variability in margins related to the mix of acquisitions completed after December 31, 2013.

Net non-operating expenses were $2.3 million for the three months ended March 31, 2015, as compared to net non-operating income of $0.3 million for the same period in 2014. The net increase in non-operating expenses was primarily related to an increase in interest expense due to higher outstanding borrowings under our credit facility, partially offset by equity in earnings of an unconsolidated affiliate. In addition, the three months ended March 31, 2014 was favorably impacted by the settlement of a litigation matter. Interest expense consists of interest charges, commitment fees and amortized debt costs related to our credit facility (the “Credit Facility”) and accretion expense related to our contingent consideration liabilities.

Our effective income tax rate was 39.0% for the three months ended March 31, 2015 and 2014.

Net income attributable to MEDNAX, Inc. increased by 7.9% to $68.7 million for the three months ended March 31, 2015, as compared to $63.7 million for the same period in 2014.

Diluted net income attributable to MEDNAX, Inc. per common and common equivalent share was $0.72 on weighted average shares outstanding of 95.3 million for the three months ended March 31, 2015, as compared to $0.63 on weighted average shares outstanding of 100.7 million for the same period in 2014. The decrease of 5.4 million in our weighted average shares outstanding is primarily due to the impact of shares repurchased under our repurchase programs, partially offset by the exercise of employee stock options, the issuance of shares under our 1996 Non-Qualified Employee Stock Purchase Plan, as amended and restated (the “Stock Purchase Plan”) and the vesting of restricted stock.

Liquidity and Capital Resources

As of March 31, 2015, we had $50.2 million of cash and cash equivalents on hand as compared to $47.9 million at December 31, 2014. Additionally, we had working capital of $210.5 million at March 31, 2015, an increase of $159.7 million from working capital of $50.8 million at December 31, 2014. This net increase in working capital is primarily due to net borrowings on our Credit Facility, year-to-date earnings and proceeds from the issuance of common stock under our stock incentive and Stock Purchase Plan, partially offset by the use of funds for repurchases of our common stock and acquisitions.

Our net cash used in operating activities was $53.7 million for the three months ended March 31, 2015, as compared to $49.8 million for the same period in 2014. This net decrease of $3.9 million for the three months ended March 31, 2015 is primarily due to a net decrease in cash flow related to changes in the components of our accounts payable and accrued expenses, consisting primarily of higher incentive compensation payments, partially offset by a net increase in cash flow related to accounts receivable and improved operating results.

During the three months ended March 31, 2015, accounts receivable increased by $8.7 million, as compared to an increase of $30.3 million for the same period in 2014. The increase in accounts receivable for the three months ended March 31, 2015 is primarily due to higher accounts receivable balances related to acquisitions, and the increase for the three months ended March 31, 2014 was primarily related to increases at our existing units as well as recent acquisitions.

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

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO was 50.8 days at March 31, 2015 as compared to 49.8 days at December 31, 2014. The change in our DSO is primarily related to increases in accounts receivable for recent acquisitions.

During the three months ended March 31, 2015, our net cash used in investing activities of $43.6 million included acquisition payments of $37.7 million, capital expenditures of $5.4 million and net purchases of $0.5 million related to the purchase and maturity of investments. Our capital expenditures were for medical equipment, computer equipment, software, leasehold and other improvements and furniture and fixtures at our office-based practices and our corporate and regional offices.

During the three months ended March 31, 2015, our net cash provided from financing activities of $99.5 million consisted primarily of net borrowings on our Credit Facility of $328.0 million, proceeds from the exercise of employee stock options and the issuance of common stock under our Stock Purchase Plan of $4.6 million and excess tax benefits related to the exercise of employee stock options and the vesting of restricted stock of $1.1 million, partially offset by the repurchase of $233.6 million of our common stock and the payment of $0.4 million for contingent consideration liabilities.

Our Credit Facility provides for a $1.3 billion unsecured revolving credit facility and a $200 million term loan and includes a $75 million sub-facility for swingline loans and a $37.5 million sub-facility for the issuance of letters of credit. We may increase the credit facility to up to $1.8 billion on an unsecured basis, subject to the satisfaction of specified conditions. The Credit Facility matures in October 2019 and is guaranteed by substantially all of our subsidiaries and affiliated professional contractors. At our option, borrowings under the Credit Facility (other than swingline loans) will bear interest at (i) the Alternate Base Rate (defined as the highest of (a) the prime rate, (b) the Federal Funds Rate plus 1/2 of 1.00% and (c) LIBOR for an interest period of one month plus 1.00%) plus an applicable margin rate ranging from 0.125% to 0.750% based on our consolidated leverage ratio or (ii) the LIBOR rate plus an applicable margin rate ranging from 1.125% to 1.750% based on our consolidated leverage ratio. Swingline loans will bear interest at the Alternate Base Rate plus the applicable margin. The Credit Facility also calls for other customary fees and charges, including an unused commitment fee ranging from 0.150% to 0.300% of the unused lending commitments, based on the our consolidated leverage ratio. The Credit Facility contains customary covenants and restrictions, including covenants that require us to maintain a minimum interest coverage ratio, not to exceed a specified consolidated leverage ratio and to comply with laws. The Credit Facility permits us to pay dividends and make certain other distributions, subject to limitations specified therein. Failure to comply with these covenants would constitute an event of default under the Credit Facility, notwithstanding the ability of the company to meet its debt service obligations. The Credit Facility also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Facility.

At March 31, 2015, we had an outstanding principal balance of $896.0 million on our Credit Facility, comprised of $698.5 million under our revolving line of credit and a $197.5 million term loan. We also had outstanding letters of credit associated with our professional liability insurance program of $0.2 million which reduced the amount available on our Credit Facility to $601.3 million at March 31, 2015. At March 31, 2015, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under our Credit Facility. We believe we will be in compliance with these covenants throughout 2015.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at March 31, 2015 was $174.0 million, of which $20.4 million is classified as a current liability within accounts payable and accrued expenses in the Condensed Consolidated Balance Sheet.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our Credit Facility, will be sufficient to finance our working capital requirements, fund anticipated acquisitions and capital expenditures, fund our share repurchase program and meet our contractual obligations for at least the next 12 months.

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

Our Credit Facility is subject to market risk and interest rate changes. The outstanding principal balance on our Credit Facility was $896.0 million at March 31, 2015. Considering this total outstanding balance, a 1.0% change in interest rates would result in an impact to income before taxes of approximately $9.0 million per year.

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

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2015, we repurchased approximately 2.7 million shares of our common stock in connection with a share repurchase program that was approved by our board of directors in October 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as part of the Repurchase Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Programs

January 1 – January 31, 2015	—	$—	—	(b)

February 1 – February 28, 2015	160,000	$71.30	160,000	(b)

March 1 – March 31, 2015	2,544,012	$71.62	2,544,012	(b)

Total	2,704,012	$71.60	2,704,012	(b)

(a)	This amount represents the weighted average price paid per share and includes a per share commission paid for all repurchases made through open market programs.
(b)	During the three months ended March 31, 2015, we had two active repurchase programs. Our July 2013 repurchase program allows us to repurchase shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs, which is estimated to be approximately 1.0 million shares for 2015. Our October 2014 repurchase program allowed us to repurchase up to an additional $600.0 million of shares of our common stock. The repurchases in the above table were made in connection with the $600.0 million repurchase program that was completed as of March 31, 2015, inclusive of the aggregate value of common stock held back pending final settlement of two accelerated share repurchase programs.

The amount and timing of any future repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDNAX, INC.

Date: April 30, 2015	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2015	By:	/s/ Vivian Lopez-Blanco
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