Form 10-Q
period 2015-06-30
MEDNAX, INC.
filed 2015-07-30
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

On July 24, 2015, the registrant had outstanding 94,078,648 shares of Common Stock, par value $.01 per share.

MEDNAX, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDNAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$65,322	$47,928
Short-term investments	5,104	6,035
Accounts receivable, net	380,545	352,191
Prepaid expenses	9,256	7,036
Deferred income taxes	54,562	45,961
Other assets	10,715	7,901

Total current assets	525,504	467,052
Investments	61,933	64,082
Property and equipment, net	81,362	66,048
Goodwill	3,163,866	2,776,188
Other assets, net	442,474	235,425

Total assets	$4,275,139	$3,608,795

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$286,719	$380,658
Current portion of long-term debt and capital lease obligations	12,044	10,465
Income taxes payable	13,047	25,150

Total current liabilities	311,810	416,273
Line of credit	1,097,000	368,000
Long-term debt and capital lease obligations	187,857	190,855
Long-term professional liabilities	183,885	148,651
Deferred income taxes	209,876	160,487
Other liabilities	64,416	58,963

Total liabilities	2,054,844	1,343,229

Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000 shares authorized; 94,026 and 96,030 shares issued and outstanding, respectively	940	960
Additional paid-in capital	897,590	886,877
Retained earnings	1,321,018	1,376,782

Total MEDNAX, Inc. shareholders’ equity	2,219,548	2,264,619
Noncontrolling interests	747	947

Total equity	2,220,295	2,265,566

Total liabilities and equity	$4,275,139	$3,608,795

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenue	$676,588	$595,544	$1,315,983	$1,161,883

Operating expenses:
Practice salaries and benefits	422,803	372,216	842,398	744,256
Practice supplies and other operating expenses	24,878	22,466	48,309	43,882
General and administrative expenses	72,401	60,829	140,337	119,243
Depreciation and amortization	15,549	10,361	29,161	20,732

Total operating expenses	535,631	465,872	1,060,205	928,113

Income from operations	140,957	129,672	255,778	233,770
Investment and other income	384	335	526	1,970
Interest expense	(5,149)	(2,188)	(8,416)	(3,559)
Equity in earnings of unconsolidated affiliate	745	150	1,566	150

Total non-operating expenses, net	(4,020)	(1,703)	(6,324)	(1,439)

Income before income taxes	136,937	127,969	249,454	232,331
Income tax provision	52,889	48,944	96,817	89,646

Net income	84,048	79,025	152,637	142,685
Net loss (income) attributable to noncontrolling interests	82	(9)	200	(9)

Net income attributable to MEDNAX, Inc.	$84,130	$79,016	$152,837	$142,676

Per common and common equivalent share data:
Net income attributable to MEDNAX, Inc.:
Basic	$0.91	$0.80	$1.64	$1.45

Diluted	$0.90	$0.79	$1.62	$1.42

Weighted average common shares:
Basic	92,500	98,411	93,361	98,689

Diluted	93,495	99,866	94,405	100,226

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$152,637	$142,685
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	29,161	20,732
Net change in fair value of contingent consideration liabilities	(261)	460
Stock-based compensation expense	15,764	15,849
Equity in earnings of unconsolidated affiliate	(1,566)	(150)
Distribution of earnings from unconsolidated affiliate	2,062	—
Deferred income taxes	17,535	7,492
Changes in assets and liabilities:
Accounts receivable	(2,125)	(42,013)
Prepaid expenses and other assets	(2,680)	(3,055)
Other assets	3,859	632
Accounts payable and accrued expenses	(119,527)	(64,349)
Income taxes payable	(12,135)	3,009
Payments of contingent consideration liabilities	(792)	(3,767)
Long-term professional liabilities	5,289	4,424
Other liabilities	5,228	2,472

Net cash provided from operating activities	92,449	84,421

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(569,465)	(135,497)
Purchases of investments	(10,948)	(9,726)
Proceeds from sales or maturities of investments	14,028	8,050
Purchases of property and equipment	(12,669)	(7,753)

Net cash used in investing activities	(579,054)	(144,926)

Cash flows from financing activities:
Borrowings on credit facility	1,414,500	634,000
Payments on credit facility	(690,500)	(482,500)
Payments for credit facility amendment	(1,227)	—
Payments of contingent consideration liabilities	(4,647)	(6,910)
Payments on capital lease obligations	(455)	(42)
Excess tax benefit from vesting of restricted stock and exercises of stock options	8,973	9,816
Proceeds from issuance of common stock	10,956	18,388
Contribution from noncontrolling interests	—	1,025
Repurchases of common stock	(233,601)	(126,696)

Net cash provided from financing activities	503,999	47,081

Net increase (decrease) in cash and cash equivalents	17,394	(13,424)
Cash and cash equivalents at beginning of period	47,928	31,137

Cash and cash equivalents at end of period	$65,322	$17,713

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

In May 2014, the accounting guidance related to revenue recognition was amended to outline a single, comprehensive model for accounting for revenue from contracts with customers. While the new guidance supersedes existing revenue recognition guidance, it closely aligns with current GAAP. The new guidance will become effective for the Company on January 1, 2018, with early adoption permitted on January 1, 2017. The Company is currently evaluating the impact, if any, the adoption of this guidance will have on the Company’s Condensed Consolidated Financial Statements.

2.	Cash Equivalents and Investments:

As of June 30, 2015 and December 31, 2014, the Company’s cash equivalents consisted entirely of money market funds with a fair value of $9.1 million and $5.1 million, respectively.

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

Investments held at June 30, 2015 and December 31, 2014 are summarized as follows (in thousands):

	June 30, 2015		December 31, 2014
	Short-Term	Long-Term	Short-Term	Long-Term
Municipal debt securities	$4,856	$37,442	$5,539	$35,827
Federal home loan securities	—	23,266	—	27,030
Certificates of deposit	248	1,225	496	1,225

	$5,104	$61,933	$6,035	$64,082

Contractual maturities of long-term investments are summarized as follows (in thousands):

	June 30, 2015	December 31, 2014
Due after one year through five years	$58,300	$54,959
Due after five years through seven years	3,633	9,123

	$61,933	$64,082

3.	Fair Value Measurements:

In accordance with the accounting guidance for fair value measurements and disclosures, the Company carries its money market funds included in cash and cash equivalents at fair value. In accordance with the three-tier fair value hierarchy under this guidance, the Company determined the fair value using quoted market prices, a Level 1 input as defined under the accounting guidance for fair value measurements. At June 30, 2015 and December 31, 2014, the Company’s money market funds had a carrying amount of $9.1 million and $5.1 million, respectively.

The Company also carries the cash surrender value of life insurance related to its deferred compensation arrangements at fair value. The investments underlying the life insurance contracts consist primarily of exchange-traded equity securities and mutual funds with quoted prices in active markets. In accordance with the three-tier fair value hierarchy, the Company determined the fair value using the cash surrender value of the life insurance, a Level 2 input as defined under the accounting guidance for fair value measurements. At June 30, 2015 and December 31, 2014, the Company’s cash surrender value of life insurance had a carrying amount of $15.0 million and $16.0 million, respectively.

In addition, the Company carries its contingent consideration liabilities related to acquisitions at fair value. In accordance with the three-tier fair value hierarchy, the Company determined the fair value of its contingent consideration liabilities using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3, or unobservable inputs as defined under the accounting guidance for fair value measurements. At June 30, 2015 and December 31, 2014, the Company’s contingent consideration liabilities had a fair value of $33.4 million and $35.3 million, respectively. See Note 5 for more information regarding the Company’s contingent consideration liabilities.

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

4.	Accounts Receivable:

Accounts receivable, net consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Gross accounts receivable	$1,296,837	$1,200,958
Allowance for contractual adjustments and uncollectibles	(916,292)	(848,767)

	$380,545	$352,191

5.	Business Acquisitions:

During the six months ended June 30, 2015, the Company completed the acquisition of seven physician group practices including four anesthesiology practices, two neonatology practices and one other pediatric subspecialty practice. In addition, the Company acquired a leading radiology physician services and telemedicine company for consideration of $508.2 million, inclusive of base consideration of $500.0 million plus approximately $8.2 million in other closing consideration. The total consideration for the eight acquisitions was $596.0 million, inclusive of cash acquired. Approximately $568.9 million was paid in cash, net of $23.0 million in cash acquired, $3.8 million was recorded as a contingent consideration liability and $0.3 million was recorded within other current liabilities.

The physician practice acquisitions expand the Company’s national network of physician practices. The Company expects to improve the results of these physician practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based on the significant infrastructure it has developed. The acquisition of the radiology physician services and telemedicine company provides a platform for growth in the radiology market as well as in the broader telemedicine market, and will further expand the Company’s service offerings to its hospital and health system partners.

The Company’s preliminary allocation of purchase price is as follows (in thousands):

	Radiology Acquisition	Other Acquisitions	Total
Current assets	$65,238	$—	$65,238
Property and equipment	11,398	42	11,440
Other noncurrent assets	8,237	—	8,237
Goodwill	314,073	69,756	383,829
Other intangible assets	199,960	28,033	227,993
Current liabilities	(27,558)	—	(27,558)
Deferred income tax liabilities – long-term	(28,865)	(10,078)	(38,943)
Other long-term liabilities	(34,275)	—	(34,275)

	$508,208	$87,753	$595,961

Other intangible assets consist primarily of customer relationships, patented technology, physician and hospital agreements and trade names. The Company has recorded provisional estimates for certain intangible assets acquired during the three months ended June 30, 2015, and one of the acquisitions completed during the three months ended June 30, 2015 is subject to a working capital adjustment. The final valuation and working capital adjustment will be completed within the measurement period, and management does not believe the additional adjustments will be material. The Company expects that $10.8 million of the goodwill recorded during the six months ended June 30, 2015 will be deductible for tax purposes.

The contingent consideration of $3.8 million recorded during the six months ended June 30, 2015 is related to an agreement to pay an additional cash amount based on the achievement of certain performance measures for up to two years after the acquisition date. The accrued contingent consideration was recorded as a liability at acquisition-date fair value using the income approach with assumed discount rates ranging from 2.8% to 3.5% over the applicable terms and an assumed payment probability of 100% for each of the applicable years. The range of the undiscounted amount the Company could pay under the contingent consideration agreement is between $0 and $4.0 million. In addition, during the three months ended June 30, 2015, the Company recorded a decrease to its contingent consideration liability of $0.8 million related to the change in fair value of a certain contingent consideration agreement for which the performance measures will not be met. This change in fair value was recorded within operating income.

In addition, during the six months ended June 30, 2015, the Company paid $5.4 million for contingent consideration related to certain prior-period acquisitions, of which all but the accretion recorded during 2015 was accrued as of December 31, 2014. In connection with prior-period acquisitions, the Company also recorded a net increase of $3.9 million to goodwill composed of a decrease in intangible assets of $5.3 million, a decrease of $2.0 million in other long-term liabilities and $0.6 million in additional cash consideration related to a working capital true-up adjustment. These measurement period adjustments did not have a material impact on the Company’s Condensed Consolidated Financial Statements in any period; therefore, the Company has not retrospectively adjusted such statements.

The results of operations of the practices acquired during the six months ended June 30, 2015 and 2014 have been included in the Company’s Condensed Consolidated Financial Statements from the dates of acquisition. The following unaudited pro forma information combines the consolidated results of operations of the Company on a GAAP basis and the acquisitions completed during 2015 and 2014, including adjustments for pro forma amortization and interest expense, as if the transactions had occurred on January 1, 2014 and January 1, 2013, respectively (in thousands, except per share data):

	Six Months Ended June 30,
	2015	2014
Net revenue	$1,405,488	$1,392,726
Net income	$157,668	$158,828
Net income per common share (1):
Basic	$1.69	$1.61
Diluted	$1.67	$1.58
Weighted average common shares (1):
Basic	93,361	98,689
Diluted	94,405	100,226

(1)	The comparison of net income per common share is affected by the changes in the number of weighted average shares outstanding in each period.

The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the periods indicated, nor are they indicative of the results of future combined operations.

6.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Accounts payable	$25,191	$32,783
Accrued salaries and bonuses	141,633	231,390
Accrued payroll taxes and benefits	49,236	49,858
Accrued professional liabilities	25,943	19,718
Accrued contingent consideration	15,789	17,010
Other accrued expenses	28,927	29,899

	$286,719	$380,658

The net decrease in accrued salaries and bonuses of $89.8 million, from December 31, 2014 to June 30, 2015, is primarily due to the payment of performance-based incentive compensation, principally to the Company’s physicians, partially offset by performance-based incentive compensation accrued during the six months ended June 30, 2015. A majority of the Company’s payments for performance-based incentive compensation is paid annually in the first quarter.

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

The calculation of shares used in the basic and diluted net income per common share calculation for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average number of common shares outstanding	92,500	98,411	93,361	98,689
Weighted average number of dilutive common share equivalents	995	1,455	1,044	1,537

Weighted average number of common and common equivalent shares outstanding	93,495	99,866	94,405	100,226

Antidilutive securities not included in the diluted net income per common share calculation	—	—	—	—

8.	Stock Incentive Plans and Stock Purchase Plan:

The Company’s Amended and Restated 2008 Incentive Compensation Plan, as amended (the “Amended and Restated 2008 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property.

Under the Amended and Restated 2008 Incentive Plan, restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards generally vest upon the satisfaction of specified performance-based conditions or service based conditions. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the six months ended June 30, 2015, the Company granted 438,266 shares of restricted stock to its employees and 17,372 shares of restricted stock to its non-employee directors under the Amended and Restated 2008 Incentive Plan. At June 30, 2015, the Company had approximately 5.4 million shares available for future grants and awards under its Amended and Restated 2008 Incentive Plan.

Under the Company’s 1996 Non-Qualified Employee Stock Purchase Plan, as amended (the “Stock Purchase Plan”), employees are permitted to purchase the Company’s common stock at 85% of market value on January 1st, April 1st, July 1st and October 1st of each year. In accordance with the provisions of the accounting guidance for stock-based compensation, the Company recognizes stock-based compensation expense for the 15% discount received by participating employees. During the six months ended June 30, 2015, 130,188 shares were issued under the Stock Purchase Plan. At June 30, 2015, the Company had approximately 205,000 shares reserved for issuance under the Stock Purchase Plan.

During the three and six months ended June 30, 2015 and 2014, the Company recognized approximately $8.0 million and $15.8 million, and $7.7 million and $15.8 million, respectively, of stock-based compensation expense. The net excess tax benefit recognized in additional paid-in capital related primarily to stock options and restricted stock for the six months ended June 30, 2015 was approximately $9.0 million.

9.	Common Stock Repurchase Programs:

In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Company’s equity compensation programs. The share repurchase program allows the Company to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. No share repurchases were made under this program during the six months ended June 30, 2015. The Company intends to utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

In October 2014, the Company announced that its Board of Directors had authorized the repurchase of up to $600.0 million of shares of the Company’s common stock in addition to its existing share repurchase program. This program was completed in March 2015, pending final settlement of the accelerated share repurchase program discussed below and an accelerated share repurchase program entered into in December 2014. During the six months ended June 30, 2015, the Company repurchased approximately 2.7 million shares of its common stock for approximately $233.6 million, inclusive of the aggregate value of common stock held back pending final settlement of the March 2015 accelerated share repurchase program.

In March 2015, the Company entered into a second uncollared accelerated share repurchase (“ASR”) agreement with an investment bank. Under the ASR agreement, the Company agreed to purchase $200.0 million of its common stock in total. On March 16, 2015, the Company paid a total of $200.0 million to an investment bank, which in turn delivered to the Company approximately 2.2 million shares of the Company’s common stock in total based on the market price of a share of Company common stock on March 12, 2015. The payment was recorded as a reduction to the respective components of shareholders’ equity. The final number of shares of common stock that the Company may receive, or may be required to remit, upon settlement under the ASR agreement will be based upon the average daily volume weighted-average price of the Company’s common stock during the term of the ASR agreement, less a negotiated discount. Final settlement of the ASR agreement is expected to occur within nine months of commencement of the program, and may occur earlier at the option of the investment bank. The terms of the ASR agreement are subject to adjustment if the Company were to enter into or announce certain types of transactions that may affect the Company’s common stock. If the Company is obligated to make an adjustment payment to the investment bank under the ASR agreement, the Company may elect to satisfy such obligation in cash or in shares of the Company’s common stock. The ASR agreement was funded by borrowings under the Company’s line of credit.

10.	Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its common stock. The Company has not included an accrual for these matters as of June 30, 2015 in its Condensed Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

Overview

MEDNAX is a leading provider of physician services including newborn, anesthesia, maternal-fetal and other pediatric subspecialties. Our national network is composed of affiliated physicians, including those who provide neonatal clinical care in 35 states and Puerto Rico, primarily within hospital-based neonatal intensive care units, to babies born prematurely or with medical complications. We also have physicians who provide anesthesia care to patients in connection with surgical and other procedures as well as pain management. In addition, we have affiliated physicians who provide maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network also includes other affiliated pediatric subspecialists, including those who provide pediatric intensive care, pediatric cardiology care, hospital-based pediatric care and pediatric surgical care. MEDNAX also provides teleradiology services in all 50 states through a network of more than 350 affiliated radiologists. In addition to our national physician network, we provide services in over 40 states to medical providers, including ours, through two complementary businesses, consisting of a revenue cycle management company and a consulting services company.

2015 Acquisition Activity

During the six months ended June 30, 2015, we completed the acquisition of seven physician group practices including four anesthesiology practices, two neonatology practices and one other pediatric subspecialty practice. In addition, we acquired a leading radiology physician services and telemedicine company that provides radiology coverage to over 2,100 healthcare companies across all 50 states.

Based on our experience, we expect that we can improve the results of all of our acquired physician practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based upon the significant infrastructure that we have developed. In addition, we expect that the acquisition of the radiology and telemedicine company provides us a platform for growth in the radiology market as well as in the broader telemedicine market and will further expand our service offerings to our hospital and health system partners. Our results of operations for the three and six months ended June 30, 2015 include the results of operations for these physician practices and the teleradiology services company from their respective dates of acquisition and therefore are not comparable in some respects.

Credit Agreement Expansion

On June 5, 2015, we entered into an amendment to our existing credit agreement dated as of October 29, 2014 (as amended, the “Credit Facility”), in order to exercise the accordion feature and increase the total revolving loan commitments from $1.3 billion to $1.7 billion. The Credit Facility provides for a $1.7 billion revolving credit facility and a $200 million term loan and includes a $75 million sub-facility for swingline loans and a $37.5 million sub-facility for the issuance of letters of credit. In addition, we may further increase the Credit Facility to up to $2.2 billion on an unsecured basis, subject to the satisfaction of specified conditions. The other terms of the Credit Facility remain unchanged.

Common Stock Repurchase Programs

In July 2013, our board of directors authorized the repurchase of shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs. The share repurchase program permits us to make open market purchases from time-to-time based upon general economic and market conditions and trading restrictions. This repurchase program was expanded to allow for the repurchase of shares of our common stock to offset the dilutive impact from the issuance of shares, if any, related to our acquisition program. No share repurchases were made under this program during the six months ended June 30, 2015.

In October 2014, we announced that our board of directors had authorized the repurchase of up to $600.0 million of shares of our common stock in addition to the existing share repurchase program approved in July 2013. Under the October 2014 share repurchase program, we repurchased approximately 2.7 million shares of our common stock for approximately $233.6 million during the six months ended June 30, 2015, inclusive of the aggregate value of common stock held back pending final settlement under an accelerated share repurchase program entered into in March 2015. These share repurchases effectively completed the $600.0 million share repurchase program.

We may utilize various methods to effect any future share repurchases made under the remaining open program, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

General Economic Conditions

Although economic conditions in the United States have gradually improved, the number of unemployed and under-employed workers remains significant. During the three months ended June 30, 2015, the percentage of our patient service revenue being reimbursed under government-sponsored or funded healthcare programs (“GHC Programs”) increased as compared to the three months ended June 30, 2014. We could experience additional shifts toward GHC Programs and patient volumes could decline if economic conditions do not continue to improve or if they deteriorate. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, due to the rising costs of managed care premiums and patient responsibility amounts, we may experience increased bad debt due to patients’ inability to pay for certain services.

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

Many of the ACA’s most significant reforms, such as the establishment of state-based and federally facilitated insurance exchanges that provide a marketplace for eligible individuals and small employers to purchase health care insurance, became effective in the beginning of 2014. Following two enrollment periods, the most recent of which ran through February 15, 2015, it has been projected that approximately 9 million people, including new applicants and returning customers, are enrolled. In November 2014, however, the Supreme Court granted certiorari to hear an appeal challenging the legality of an Internal Revenue Service regulation providing subsidies for insurance purchased on the federal exchanges and arguing that the text of the ACA only allows for subsidies for insurance purchased on state-based exchanges. Only 13 states created their own exchanges; individuals in the remainder of states receive insurance coverage on the federal exchanges. A ruling in that case, King v. Burwell, was handed down in June 2015 that retained the availability of federal subsidies for health insurance coverage. In addition, in some cases, the patient responsibility costs related to healthcare plans obtained through the insurance exchanges may be high and could increase in the future, and we may experience increased bad debt due to patients’ inability to pay for certain services.

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

During the three and six months ended June 30, 2015, we recognized approximately $3.0 million and $9.0 million in parity revenue, respectively, that contributed approximately $0.01 and $0.03, respectively, to our net income per diluted common share, reflecting the impacts from incentive compensation and income taxes.

Medicaid Expansion

The ACA also allows states to expand their Medicaid programs through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historic eligibility levels to 133% of the federal poverty level. As of June 22, 2015, 30 states (including D.C.) are implementing the expansion of Medicaid eligibility with nearly all of these states implementing the expansion as set forth by law. In addition, a limited number of states are seeking waivers from CMS to expand Medicaid eligibility in a manner that is different than set forth under the ACA while still allowing them to access federal matching funds, and 19 states have expressed their intent not to expand Medicaid eligibility. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household incomes are at or below 133% of the federal poverty level.

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

In July 2015, CMS issued a proposed rule that updates payment policies, payment rates and quality provisions for services furnished under the Medicare fee schedule on or after January 1, 2016. CMS is proposing several new policies as well as finalizing changes to several of the quality reporting initiatives that are associated with physician services payments. CMS is accepting comments on the proposed rule until September 8, 2015 with a final rule expected to be issued in November 2015. At this time we cannot predict the effect that the proposed rule will have on our Company, nor can we provide any assurance that its provisions will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Non-GAAP Measures

In our analysis of our results of operations, we are introducing the use of certain non-GAAP financial measures. Earnings before interest, taxes and depreciation and amortization (“EBITDA”) consists of net income attributable to MEDNAX, Inc. before interest expense, net, income tax provision and depreciation and amortization. Adjusted earnings per common share (“Adjusted EPS”) consists of diluted net income attributable to MEDNAX, Inc. per common and common equivalent share adjusted for amortization expense and stock-based compensation expense.

We believe these measures, in addition to income from operations, net income attributable to MEDNAX, Inc. and diluted net income attributable to MEDNAX, Inc. per common and common equivalent share, provide investors with useful supplemental information to compare and understand our underlying business trends and performance across reporting periods on a consistent basis. These measures should be considered a supplement to, and not a substitute for, financial performance measures determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In addition, since these non-GAAP measures are not determined in accordance with GAAP, they are susceptible to varying calculations and may not be comparable as presented to other similarly titled measures of other companies.

For a reconciliation of each of EBITDA and Adjusted EPS to the most directly comparable GAAP measures for the three and six months ended June 30, 2015 and 2014, refer to the tables below (in thousands, except per share data). In addition, historical reconciliations of EBITDA and Adjusted EPS are available on our Internet website at www.mednax.com under the Investors tab. Our Internet website and the information contained therein or connected thereto are not incorporated into or deemed a part of this Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to MEDNAX, Inc.	$84,130	$79,016	$152,837	$142,676
Interest expense, net(1)	4,020	1,703	6,324	1,439
Income tax provision	52,889	48,944	96,817	89,646
Depreciation and amortization	15,549	10,361	29,161	20,732

EBITDA	$156,588	$140,024	$285,139	$254,493

(1)	Interest expense, net is composed of interest expense, investment and other income and equity in earnings of unconsolidated affiliate.

	Three Months Ended June 30,
	2015		2014
Weighted average diluted shares outstanding	93,495		99,866
Net income and diluted net income per share attributable to MEDNAX, Inc.	$84,130	$0.90	$79,016	$0.79
Adjustments:
Amortization (net of tax of $3,982 and $2,546)	6,334	0.07	4,111	0.04
Stock-based compensation (net of tax of $3,060 and $2,975)	4,868	0.05	4,803	0.05

Net income and diluted net income per share attributable to MEDNAX, Inc. as adjusted (“Adjusted EPS”)	$95,332	$1.02	$87,930	$0.88

	Six Months Ended June 30,
	2015		2014
Weighted average diluted shares outstanding	94,405		100,226
Net income and diluted net income per share attributable to MEDNAX, Inc.	$152,837	$1.62	$142,676	$1.42
Adjustments:
Amortization (net of tax of $7,665 and $5,111)	12,101	0.13	8,134	0.08
Stock-based compensation (net of tax of $6,113 and $6,116)	9,651	0.10	9,733	0.10

Net income and diluted net income per share attributable to MEDNAX, Inc. as adjusted (“Adjusted EPS”)	$174,589	$1.85	$160,543	$1.60

Results of Operations

Three Months Ended June 30, 2015 as Compared to Three Months Ended June 30, 2014

Our net revenue increased $81.1 million, or 13.6%, to $676.6 million for the three months ended June 30, 2015, as compared to $595.5 million for the same period in 2014. Of this $81.1 million increase, $79.0 million, or 97.4%, was attributable to revenue generated from acquisitions completed after March 31, 2014. Same-unit net revenue increased $2.1 million, or 0.4%, for the three months ended June 30, 2015. Same units are those units at which we provided services for the entire current period and the entire comparable period. The change in same-unit net revenue was the result of an increase in revenue of $15.9 million, or 2.7%, from patient service volumes, partially offset by a net decrease of approximately $13.8 million, or 2.3%, related to net reimbursement-related factors. The increase in revenue of $15.9 million from patient service volumes is primarily related to growth in our hospital-based neonatology and other pediatric services and anesthesiology services as well as in our office-based maternal-fetal medicine services, partially offset by a decrease in our office-based pediatric cardiology services. The net decrease in revenue of $13.8 million related to net reimbursement-related factors was primarily due to the unfavorable impact from the parity revenue recorded during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, and a decrease in revenue caused by an increase in the percentage of our patients being enrolled in GHC Programs, partially offset by continued modest improvements in managed care contracting. Excluding the unfavorable impact of the $13.0 million decrease in parity revenue, from $16.0 million for the three months ended June 30, 2014 as compared to $3.0 million for the three months ended June 30, 2015, our same-unit revenue increased $15.1 million, or 2.6%, of which revenue related to net-reimbursement related factors decreased by $0.8 million, or 0.1%. We believe that excluding the unfavorable impact from the decrease in parity revenue year over year provides a more comparable view of our changes in same-unit revenue.

Practice salaries and benefits increased $50.6 million, or 13.6%, to $422.8 million for the three months ended June 30, 2015, as compared to $372.2 million for the same period in 2014. This $50.6 million increase was primarily attributable to increased costs associated with new physicians and other staff to support acquisition-related growth and growth at existing units, of which $45.6 million was related to salaries and $5.0 million was related to benefits and incentive compensation.

Practice supplies and other operating expenses increased $2.4 million, or 10.7%, to $24.9 million for the three months ended June 30, 2015, as compared to $22.5 million for the same period in 2014. The increase was attributable to practice supply, rent and other costs primarily related to our acquisitions, primarily the non-physician service businesses.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician practices and services as well as those attributable to our non-physician service businesses. General and administrative expenses increased $11.6 million, or 19.0%, to $72.4 million for the three months ended June 30, 2015, as compared to $60.8 million for the same period in 2014. The increase of $11.6 million is attributable to the overall growth of the Company including acquisition-related growth. General and administrative expenses as a percentage of net revenue was 10.7% for the three months ended June 30, 2015, as compared to 10.2% for the same period in 2014. The increase of 49 basis points is driven by the mix of acquisitions, primarily our non-physician service businesses.

Depreciation and amortization expense increased $5.1 million, or 50.1%, to $15.5 million for the three months ended June 30, 2015, as compared to $10.4 million for the same period in 2014. The increase was primarily attributable to the amortization of intangible assets related to acquisitions.

Income from operations increased $11.3 million, or 8.7%, to $141.0 million for the three months ended June 30, 2015, as compared to $129.7 million for the same period in 2014. Our operating margin was 20.8% for the three months ended June 30, 2015, as compared to 21.8% for the same period in 2014. The decrease of 94 basis points was primarily due to the variability in margins related to the mix of acquisitions completed after March 31, 2014.

Net non-operating expenses were $4.0 million for the three months ended June 30, 2015, as compared to $1.7 million for the same period in 2014. The net increase in non-operating expenses was primarily related to an increase in interest expense due to higher outstanding borrowings under our Credit Facility, partially offset by an increase in equity in earnings of an unconsolidated affiliate.

Our effective income tax rate was 38.6% and 38.3%, respectively, for the three months ended June 30, 2015 and 2014.

Net income attributable to MEDNAX, Inc. increased by 6.5% to $84.1 million for the three months ended June 30, 2015, as compared to $79.0 million for the same period in 2014. EBITDA increased by 11.8% to $156.6 million for the three months ended June 30, 2015, as compared to $140.0 million for the same period in 2014.

Diluted net income attributable to MEDNAX, Inc. per common and common equivalent share increased 13.9% to $0.90 on weighted average shares outstanding of 93.5 million for the three months ended June 30, 2015, as compared to $0.79 on weighted average shares outstanding of 99.9 million for the same period in 2014. Adjusted EPS increased 15.9% to $1.02 on weighted average shares outstanding of 93.5 million for the three months ended June 30, 2015, as compared to $0.88 on weighted average shares outstanding of 99.9 million for the same period in 2014. The decrease of 6.4 million in our weighted average shares outstanding is primarily due to the impact of shares repurchased under our repurchase programs, partially offset by the exercise of employee stock options, the vesting of restricted stock and the issuance of shares under our 1996 Non-Qualified Employee Stock Purchase Plan, as amended and restated (the “Stock Purchase Plan”).

Six Months Ended June 30, 2015 as Compared to Six Months Ended June 30, 2014

Our net revenue increased $154.1 million, or 13.3%, to $1.32 billion for the six months ended June 30, 2015, as compared to $1.16 billion for the same period in 2014. Of this $154.1 million increase, $141.5 million, or 91.8%, was attributable to revenue generated from acquisitions completed after December 31, 2013. Same-unit net revenue increased $12.6 million, or 1.1%, for the six months ended June 30, 2015. Same units are those units at which we provided services for the entire current period and the entire comparable period. The change in same-unit net revenue was the result of an increase in revenue of $27.4 million, or 2.4%, from patient service volumes, partially offset by a net decrease of approximately $14.8 million, or 1.3%, related to net reimbursement-related factors. The increase in revenue of $27.4 million from patient service volumes is primarily related to growth in our hospital-based neonatology and other pediatric services and anesthesiology services as well as in our office-based maternal-fetal medicine services, partially offset by a decrease in our office-based pediatric cardiology services. The net decrease in revenue of $14.8 million related to net reimbursement-related factors was primarily due to the unfavorable impact from the parity revenue recorded during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, and a decrease in revenue caused by an increase in the percentage of our patients being enrolled in GHC Programs, partially offset by continued modest improvements in managed care contracting. Excluding the unfavorable impact of the $22.0 million decrease in parity revenue, from $31.0 million for the six months ended June 30, 2014 as compared to $9.0 million for the six months ended June 30, 2015, our same-unit revenue increased $34.6 million, or 3.0%, of which revenue related to net-reimbursement related factors increased by $7.2 million, or 0.6%. We believe that excluding the unfavorable impact from the decrease in parity revenue year over year provides a more comparable view of our changes in same-unit revenue.

Practice salaries and benefits increased $98.1 million, or 13.2%, to $842.4 million for the six months ended June 30, 2015, as compared to $744.3 million for the same period in 2014. This $98.1 million increase was primarily attributable to increased costs associated with new physicians and other staff to support acquisition-related growth and growth at existing units, of which $85.0 million was related to salaries and $13.1 million was related to benefits and incentive compensation.

Practice supplies and other operating expenses increased $4.4 million, or 10.1%, to $48.3 million for the six months ended June 30, 2015, as compared to $43.9 million for the same period in 2014. The increase was attributable to practice supply, rent and other costs primarily related to our acquisitions, primarily our non-physician service businesses.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician practices and services as well as those attributable to our non-physician service businesses. General and administrative expenses increased $21.1 million, or 17.7%, to $140.3 million for the six months ended June 30, 2015, as compared to $119.2 million for the same period in 2014. The increase of $21.1 million is attributable to the overall growth of the Company including acquisition-related growth. General and administrative expenses as a percentage of net revenue was 10.7% for the six months ended June 30, 2015, as compared to 10.3% for the same period in 2014. The increase of 40 basis points was driven by the mix of acquisitions, primarily our non-physician service businesses.

Depreciation and amortization expense increased $8.5 million, or 40.7%, to $29.2 million for the six months ended June 30, 2015, as compared to $20.7 million for the same period in 2014. The increase was primarily attributable to the amortization of intangible assets related to acquisitions.

Income from operations increased $22.0 million, or 9.4%, to $255.8 million for the six months ended June 30, 2015, as compared to $233.8 million for the same period in 2014. Our operating margin was 19.4% for the six months ended June 30, 2015, as compared to 20.1% for the same period in 2014. The decrease of 68 basis points was primarily due to the variability in margins related to the mix of acquisitions completed after December 31, 2013.

Net non-operating expenses were $6.3 million for the six months ended June 30, 2015, as compared to $1.4 million for the same period in 2014. The net increase in non-operating expenses was primarily related to an increase in interest expense due to higher outstanding borrowings under our Credit Facility, partially offset by an increase in equity in earnings of an unconsolidated affiliate. The six months ended June 30, 2014 also included other income related to the favorable settlement of litigation.

Our effective income tax rate was 38.8% and 38.6%, respectively, for the six months ended June 30, 2015 and 2014.

Net income attributable to MEDNAX, Inc. increased by 7.1% to $152.8 million for the six months ended June 30, 2015, as compared to $142.7 million for the same period in 2014. EBITDA increased by 12.0% to $285.1 million for the six months ended June 30, 2015, as compared to $254.5 million for the same period in 2014.

Diluted net income attributable to MEDNAX, Inc. per common and common equivalent share increased 14.1% to $1.62 on weighted average shares outstanding of 94.4 million for the six months ended June 30, 2015, as compared to $1.42 on weighted average shares outstanding of 100.2 million for the same period in 2014. Adjusted EPS increased 15.6% to $1.85 on weighted average shares outstanding of 94.4 million for the six months ended June 30, 2015, as compared to $1.60 on weighted average shares outstanding of 100.2 million for the same period in 2014. The decrease of 5.8 million in our weighted average shares outstanding is primarily due to the impact of shares repurchased under our repurchase programs, partially offset by the exercise of employee stock options, the vesting of restricted stock and the issuance of shares under our Stock Purchase Plan.

Liquidity and Capital Resources

As of June 30, 2015, we had $65.3 million of cash and cash equivalents on hand as compared to $47.9 million at December 31, 2014. Additionally, we had working capital of $213.7 million at June 30, 2015, an increase of $162.9 million from working capital of $50.8 million at December 31, 2014. This net increase in working capital is primarily due to net borrowings on our Credit Facility, year-to-date earnings and increases in our long-term deferred tax and professional liabilities, partially offset by the use of funds for acquisitions and repurchases of our common stock.

Our net cash provided from operating activities was $92.4 million for the six months ended June 30, 2015, as compared to $84.4 million for the same period in 2014. This net increase of $8.0 million for the six months ended June 30, 2015 is primarily due to a net increase in cash flow related to accounts receivable and improved operating results, partially offset by a decrease in cash flow related to changes in the components of our accounts payable and accrued expenses, consisting primarily of higher incentive compensation payments.

During the six months ended June 30, 2015, accounts receivable increased by $28.3 million, as compared to an increase of $42.0 million for the same period in 2014. The increase in accounts receivable for the six months ended June 30, 2015 is primarily due to higher accounts receivable balances related to acquisitions, and the increase for the six months ended June 30, 2014 was primarily related to increases at our existing units as well as recent acquisitions.

Our accounts receivable are principally due from managed care payors, government payors, other third-party insurance payors and other health care providers. We track our collections from these sources, monitor the age of our accounts receivable, and make all reasonable efforts to collect outstanding accounts receivable through our systems, processes and personnel at our corporate and regional billing and collection offices. We use customary collection practices, including the use of outside collection agencies, for accounts receivable due from private pay patients when appropriate. Almost all of our accounts receivable adjustments consist of contractual adjustments due to the difference between gross amounts billed and the amounts allowed by our payors. Any amounts written off related to private pay patients are based on the specific facts and circumstances related to each individual patient account.

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO was 51.2 days at June 30, 2015 as compared to 49.8 days at December 31, 2014. The change in our DSO is primarily related to increases in accounts receivable for recent acquisitions.

During the six months ended June 30, 2015, our net cash used in investing activities of $579.1 million included acquisition payments of $569.5 million and capital expenditures of $12.7 million, partially offset by net proceeds of $3.1 million related to the purchase and maturity of investments. Our capital expenditures were for medical equipment, computer equipment, software, leasehold and other improvements and furniture and fixtures at our office-based practices and our corporate and regional offices.

During the six months ended June 30, 2015, our net cash provided from financing activities of $504.0 million consisted primarily of net borrowings on our Credit Facility of $724.0 million, proceeds from the exercise of employee stock options and the issuance of common stock under our Stock Purchase Plan of $11.0 million and excess tax benefits related to the exercise of employee stock options and the vesting of restricted stock of $9.0 million, partially offset by the repurchase of $233.6 million of our common stock and the payment of $4.6 million for contingent consideration liabilities.

Our Credit Facility provides for a $1.7 billion unsecured revolving credit facility and a $200.0 million term loan and includes a $75.0 million sub-facility for swingline loans and a $37.5 million sub-facility for the issuance of letters of credit. We may increase the credit facility to up to $2.2 billion on an unsecured basis, subject to the satisfaction of specified conditions. The Credit Facility matures in October 2019 and is guaranteed by substantially all of our subsidiaries and affiliated professional contractors. At our option, borrowings under the Credit Facility (other than swingline loans) will bear interest at (i) the Alternate Base Rate (defined as the highest of (a) the prime rate, (b) the Federal Funds Rate plus 1/2 of 1.00% and (c) LIBOR for an interest period of one month plus 1.00%) plus an applicable margin rate ranging from 0.125% to 0.750% based on our consolidated leverage ratio or (ii) the LIBOR rate plus an applicable margin rate ranging from 1.125% to 1.750% based on our consolidated leverage ratio. Swingline loans will bear interest at the Alternate Base Rate plus the applicable margin. The Credit Facility also calls for other customary fees and charges, including an unused commitment fee ranging from 0.150% to 0.300% of the unused lending commitments, based on the our consolidated leverage ratio. The Credit Facility contains customary covenants and restrictions, including covenants that require us to maintain a minimum interest coverage ratio, not to exceed a specified consolidated leverage ratio and to comply with laws. The Credit Facility permits us to pay dividends and make certain other distributions, subject to limitations specified therein. Failure to comply with these covenants would constitute an event of default under the Credit Facility, notwithstanding the ability of the company to meet its debt service obligations. The Credit Facility also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Facility.

At June 30, 2015, we had an outstanding principal balance of $1.3 billion on our Credit Facility, comprised of $1.1 billion under our revolving line of credit and a $195.0 million term loan. We also had outstanding letters of credit associated with our professional liability insurance program of $0.2 million which reduced the amount available on our Credit Facility to $602.8 million at June 30, 2015. At June 30, 2015, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under our Credit Facility. We believe we will be in compliance with these covenants throughout 2015.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through wholly owned captive insurance subsidiaries. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at June 30, 2015 was $209.8 million, of which $25.9 million is classified as a current liability within accounts payable and accrued expenses in the Condensed Consolidated Balance Sheet.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our Credit Facility is subject to market risk and interest rate changes. The outstanding principal balance on our Credit Facility was $1.3 billion at June 30, 2015. Considering this total outstanding balance, a 1.0% change in interest rates would result in an impact to income before taxes of approximately $13.0 million per year.

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

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

MEDNAX, INC.

Date: July 30, 2015	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2015	By:	/s/ Vivian Lopez-Blanco
Vivian Lopez-Blanco
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment No. 1 to Credit Agreement, dated as of June 5, 2015, among MEDNAX, Inc., certain of its domestic subsidiaries party thereto as Guarantors, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (previously filed as Exhibit 10.2 to MEDNAX, Inc.’s Current Report on Form 8-K filed on June 9, 2015, and incorporated by reference herein).

31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.