Form 10-Q
period 2015-09-30
MEDNAX, INC.
filed 2015-10-29
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

On October 23, 2015, the registrant had outstanding 94,041,485 shares of Common Stock, par value $.01 per share.

MEDNAX, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDNAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	September 30, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$60,915	$47,928
Short-term investments	8,021	6,035
Accounts receivable, net	406,761	352,191
Prepaid expenses	10,039	7,036
Deferred income taxes	75,460	45,961
Other assets	11,982	7,901

Total current assets	573,178	467,052
Investments	59,270	64,082
Property and equipment, net	82,873	66,048
Goodwill	3,347,823	2,776,188
Other assets, net	483,351	235,425

Total assets	$4,546,495	$3,608,795

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable and accrued expenses	$351,644	$380,658
Current portion of long-term debt and capital lease obligations	11,792	10,465
Income taxes payable	41,136	25,150

Total current liabilities	404,572	416,273
Line of credit	1,165,500	368,000
Long-term debt and capital lease obligations	185,001	190,855
Long-term professional liabilities	181,410	148,651
Deferred income taxes	219,051	160,487
Other liabilities	57,220	58,963

Total liabilities	2,212,754	1,343,229

Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000 shares authorized; 93,992 and 96,030 shares issued and outstanding, respectively	940	960
Additional paid-in capital	917,541	886,877
Retained earnings	1,414,654	1,376,782

Total MEDNAX, Inc. shareholders’ equity	2,333,135	2,264,619
Noncontrolling interests	606	947

Total equity	2,333,741	2,265,566

Total liabilities and equity	$4,546,495	$3,608,795

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenue	$722,273	$626,506	$2,038,256	$1,788,389

Operating expenses:
Practice salaries and benefits	450,033	394,794	1,292,431	1,139,050
Practice supplies and other operating expenses	24,007	21,570	72,316	65,452
General and administrative expenses	80,185	60,643	220,522	179,886
Depreciation and amortization	16,918	11,356	46,079	32,088

Total operating expenses	571,143	488,363	1,631,348	1,416,476

Income from operations	151,130	138,143	406,908	371,913
Investment and other income	567	563	1,093	2,533
Interest expense	(6,201)	(2,019)	(14,617)	(5,578)
Equity in earnings of unconsolidated affiliate	784	725	2,350	875

Total non-operating expenses, net	(4,850)	(731)	(11,174)	(2,170)

Income before income taxes	146,280	137,412	395,734	369,743
Income tax provision	55,640	51,174	152,457	140,820

Net income	90,640	86,238	243,277	228,923
Net loss (income) attributable to noncontrolling interests	141	(31)	341	(40)

Net income attributable to MEDNAX, Inc.	$90,781	$86,207	$243,618	$228,883

Per common and common equivalent share data:

Net income attributable to MEDNAX, Inc.:
Basic	$0.98	$0.87	$2.61	$2.32

Diluted	$0.97	$0.86	$2.59	$2.28

Weighted average common shares:
Basic	92,949	99,088	93,195	98,791

Diluted	93,646	100,145	94,123	100,168

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$243,277	$228,923
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	46,079	32,088
Net change in fair value of contingent consideration liabilities	(16)	(506)
Stock-based compensation expense	23,960	23,914
Equity in earnings of unconsolidated affiliate	(2,350)	(875)
Distribution of earnings from unconsolidated affiliate	2,062	—
Deferred income taxes	2,870	10,410
Changes in assets and liabilities:
Accounts receivable	(17,623)	(49,996)
Prepaid expenses and other assets	(4,480)	(3,168)
Other assets	6,980	1,680
Accounts payable and accrued expenses	(52,734)	(12,573)
Income taxes payable	15,954	5,502
Payments of contingent consideration liabilities	(1,045)	(3,851)
Long-term professional liabilities	2,814	9,575
Other liabilities	(1,183)	2,711

Net cash provided from operating activities	264,565	243,834

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(806,304)	(346,071)
Purchases of investments	(20,382)	(19,604)
Proceeds from sales or maturities of investments	23,208	14,500
Purchases of property and equipment	(19,908)	(11,405)

Net cash used in investing activities	(823,386)	(362,580)

Cash flows from financing activities:
Borrowings on credit facility	1,846,500	1,084,000
Payments on credit facility	(1,056,500)	(823,500)
Payments for credit facility amendment	(1,227)	—
Payments of contingent consideration liabilities	(9,040)	(9,550)
Payments on capital lease obligations	(1,063)	(84)
Excess tax benefit from vesting of restricted and deferred stock and exercises of stock options	11,467	11,159
Proceeds from issuance of common stock	16,722	24,140
Contribution from noncontrolling interests	—	1,025
Repurchases of common stock	(235,051)	(127,759)

Net cash provided from financing activities	571,808	159,431

Net increase in cash and cash equivalents	12,987	40,685
Cash and cash equivalents at beginning of period	47,928	31,137

Cash and cash equivalents at end of period	$60,915	$71,822

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

New Accounting Pronouncements

In September 2015, the accounting guidance related to business combinations was amended to require that adjustments to provisional amounts that are identified during the measurement period be recognized in the reporting period in which the adjustment amounts are determined rather than being retrospectively recognized as of the acquisition date. Such amounts will be required to either be presented separately on the face of the income statement or within a footnote disclosure stating what the impacts on prior period financial statements would have been had such amounts had been recognized as of the acquisition date. This guidance will become effective for the Company on January 1, 2016, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

In March 2015, the accounting guidance related to the presentation of debt issuance costs was amended to require that such costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. This guidance is required to be adopted on a retrospective basis as a change in accounting principle and will become effective for the Company on January 1, 2016 with early adoption permitted. The adoption of this guidance will affect financial statement presentation only, and therefore will not have a material impact on the Company’s Condensed Consolidated Financial Statements. In June 2015, it was clarified that debt issuance costs related to revolving lines of credit were excluded from this guidance and that a company would be responsible for adopting an accounting policy for the presentation of such costs, including treating such costs as an amortizable asset.

In February 2015, the accounting guidance related to consolidation was amended to include changes to both the variable and voting interest models used by companies to evaluate whether an entity should be consolidated. This guidance will become effective for the Company on January 1, 2016, and early adoption is permitted. The adoption of this guidance is not expected to have an impact on the Company’s Condensed Consolidated Financial Statements.

In May 2014, the accounting guidance related to revenue recognition was amended to outline a single, comprehensive model for accounting for revenue from contracts with customers. While this guidance supersedes existing revenue recognition guidance, it closely aligns with current GAAP. The new guidance will become effective for the Company on January 1, 2018, with early adoption permitted on January 1, 2017. The Company is currently evaluating the impact, if any, the adoption of this guidance will have on the Company’s Condensed Consolidated Financial Statements.

2.	Cash Equivalents and Investments:

As of September 30, 2015 and December 31, 2014, the Company’s cash equivalents consisted entirely of money market funds with a fair value of $18.7 million and $5.1 million, respectively.

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

Investments held at September 30, 2015 and December 31, 2014 are summarized as follows (in thousands):

	September 30, 2015		December 31, 2014
	Short-Term	Long-Term	Short-Term	Long-Term

Municipal debt securities	$7,773	$35,089	$5,539	$35,827
Federal home loan securities	—	22,221	—	27,030
Certificates of deposit	248	1,960	496	1,225

	$8,021	$59,270	$6,035	$64,082

Contractual maturities of long-term investments are summarized as follows (in thousands):

	September 30, 2015	December 31, 2014

Due after one year through five years	$55,353	$54,959
Due after five years through seven years	3,917	9,123

	$59,270	$64,082

3.	Fair Value Measurements:

In accordance with the accounting guidance for fair value measurements and disclosures, the Company carries its money market funds included in cash and cash equivalents at fair value. In accordance with the three-tier fair value hierarchy under this guidance, the Company determined the fair value using quoted market prices, a Level 1 input as defined under the accounting guidance for fair value measurements. At September 30, 2015 and December 31, 2014, the Company’s money market funds had a carrying amount of $18.7 million and $5.1 million, respectively.

The Company also carries the cash surrender value of life insurance related to its deferred compensation arrangements at fair value. The investments underlying the life insurance contracts consist primarily of exchange-traded equity securities and mutual funds with quoted prices in active markets. In accordance with the three-tier fair value hierarchy, the Company determined the fair value using the cash surrender value of the life insurance, a Level 2 input as defined under the accounting guidance for fair value measurements. At September 30, 2015 and December 31, 2014, the Company’s cash surrender value of life insurance had a carrying amount of $14.3 million and $16.0 million, respectively.

In addition, the Company carries its contingent consideration liabilities related to acquisitions at fair value. In accordance with the three-tier fair value hierarchy, the Company determined the fair value of its contingent consideration liabilities using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3, or unobservable inputs as defined under the accounting guidance for fair value measurements. At September 30, 2015 and December 31, 2014, the Company’s contingent consideration liabilities had a fair value of $29.0 million and $35.3 million, respectively. See Note 5 for more information regarding the Company’s contingent consideration liabilities.

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

4.	Accounts Receivable:

Accounts receivable, net consists of the following (in thousands):

	September 30, 2015	December 31, 2014

Gross accounts receivable	$1,376,939	$1,200,958
Allowance for contractual adjustments and uncollectibles	(970,178)	(848,767)

	$406,761	$352,191

5.	Business Acquisitions:

During the nine months ended September 30, 2015, the Company completed the acquisition of nine physician group practices including six anesthesiology practices, two neonatology practices and one other pediatric subspecialty practice, as well as a complementary third-party receivables company. In addition, the Company acquired a leading radiology physician services and telemedicine company for consideration of $507.4 million, inclusive of base consideration of $500.0 million plus approximately $7.4 million in other closing consideration. The acquisition-date fair value of the total consideration for the eleven acquisitions was $840.9 million, inclusive of cash acquired. Approximately $805.7 million was paid in cash, net of $23.2 million in cash acquired, $7.8 million was paid by issuing 114,306 shares of the Company’s common stock, $3.8 million was recorded as a contingent consideration liability and $0.4 million was recorded within other current liabilities.

The physician practice acquisitions expand the Company’s national network of physician practices. The Company expects to improve the results of these physician practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based on the significant infrastructure it has developed. The acquisition of the third-party receivables company was an addition to our existing revenue cycle management company and is expected to further enhance the Company’s services offerings for its hospital and health system partners as an outsourced services capability. The acquisition of the radiology physician services and telemedicine company provides a platform for growth in the radiology market as well as in the broader telemedicine market, and will further expand the Company’s service offerings to its hospital and health system partners.

The Company’s preliminary allocation of purchase price is as follows (in thousands):

	Radiology Acquisition	Other Acquisitions	Total
Current assets	$65,210	$11,187	$76,397
Property and equipment	11,398	407	11,805
Other non-current assets	8,237	2,543	10,780
Goodwill	313,311	257,686	570,997
Other intangible assets	199,960	80,291	280,251
Current liabilities	(27,558)	(534)	(28,092)
Deferred income tax liabilities – long-term	(28,865)	(16,231)	(45,096)
Other long-term liabilities	(34,275)	(1,859)	(36,134)

	$507,418	$333,490	$840,908

Other intangible assets consist primarily of customer relationships, patented technology, physician and hospital agreements and trade names. The Company has recorded provisional estimates for certain intangible assets acquired during the nine months ended September 30, 2015, and one of the acquisitions completed during the nine months ended September 30, 2015 remains subject to a working capital adjustment. The final valuations and working capital adjustment will be completed within the measurement period, and management does not believe the additional adjustments will be material. The Company expects that $39.8 million of the goodwill recorded during the nine months ended September 30, 2015 will be deductible for tax purposes.

The 114,306 shares of the Company’s common stock issued as a component of the purchase consideration for an acquisition completed during the three months ended September 30, 2015 had an acquisition-date fair value of $7.8 million. The fair value of such shares was determined using the closing price on the New York Stock Exchange of the Company’s common stock less a discount for lack of marketability, reflecting a three year contractual restriction on disposition or assignment of such common stock.

The contingent consideration of $3.8 million recorded during the nine months ended September 30, 2015 is related to an agreement to pay an additional cash amount based on the achievement of certain performance measures for up to two years after the acquisition date. The accrued contingent consideration was recorded as a liability at acquisition-date fair value using the income approach with assumed discount rates ranging from 2.8% to 3.5% over the applicable terms and an assumed payment probability of 100% for each of the applicable years. The range of the undiscounted amount the Company could pay under the contingent consideration agreement is between $0 and $4.0 million. In addition, during the nine months ended September 30, 2015, the Company recorded a decrease to its contingent consideration liability of $0.8 million related to the change in fair value of a certain contingent consideration agreement for which the performance measures will not be met. This change in fair value was recorded within operating income.

In addition, during the nine months ended September 30, 2015, the Company paid $10.1 million for contingent consideration related to certain prior-period acquisitions, of which all but the accretion recorded during 2015 was accrued as of December 31, 2014. In connection with prior-period acquisitions, the Company also recorded a net increase of $0.6 million to goodwill composed of a decrease in intangible assets of $5.3 million, an increase of $2.6 million in other current assets, a decrease of $2.6 million in other long-term liabilities and $0.6 million in additional cash consideration related to a working capital true-up adjustment and other measurement period adjustments. These adjustments did not have a material impact on the Company’s Condensed Consolidated Financial Statements in any period; therefore, the Company has not retrospectively adjusted such statements.

The results of operations of the practices acquired during the nine months ended September 30, 2015 and 2014 have been included in the Company’s Condensed Consolidated Financial Statements from the dates of acquisition. The following unaudited pro forma information combines the consolidated results of operations of the Company on a GAAP basis and the acquisitions completed during 2015 and 2014, including adjustments for pro forma amortization and interest expense, as if the transactions had occurred on January 1, 2014 and January 1, 2013, respectively (in thousands, except per share data):

	Nine Months Ended September 30,
	2015	2014

Net revenue	$2,197,727	$2,193,577
Net income	$255,260	$262,828
Net income per common share (1):
Basic	$2.74	$2.66
Diluted	$2.71	$2.62
Weighted average common shares (1):
Basic	93,195	98,791
Diluted	94,123	100,168

(1)	The comparison of net income per common share is affected by the changes in the number of weighted average shares outstanding in each period.

The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the periods indicated, nor are they indicative of the results of future combined operations.

6.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2015	December 31, 2014

Accounts payable	$22,340	$32,783
Accrued salaries and bonuses	188,800	231,390
Accrued payroll taxes and benefits	57,775	49,858
Accrued professional liabilities	28,431	19,718
Accrued contingent consideration	13,312	17,010
Accrual for uncertain tax positions	7,000	—
Other accrued expenses	33,986	29,899

	$351,644	$380,658

The net decrease in accrued salaries and bonuses of $42.6 million, from December 31, 2014 to September 30, 2015, is primarily due to the payment of performance-based incentive compensation, principally to the Company’s physicians, partially offset by performance-based incentive compensation accrued during the nine months ended September 30, 2015. A majority of the Company’s payments for performance-based incentive compensation is paid annually in the first quarter.

7.	Income Taxes:

As of September 30, 2015 and December 31, 2014, the Company’s liability for uncertain tax positions, including accrued interest and penalties, was $29.4 million and $25.9 million, respectively. During the three months ended September 30, 2015, the Company entered into settlement discussions with a taxing authority regarding a tax matter. In connection with these settlement discussions, the Company believes that it is reasonably possible that its liability for uncertain tax positions may be decreased by approximately $15.0 million to $18.0 million over the next 12 months. Of the $15.0 million to $18.0 million decrease that is reasonably possible in the next 12 months, approximately $7.0 million to $10.0 million would favorably impact the Company’s effective tax rate.

8.	Common and Common Equivalent Shares:

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

The calculation of shares used in the basic and diluted net income per common share calculation for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Weighted average number of common shares outstanding	92,949	99,088	93,195	98,791
Weighted average number of dilutive common share equivalents	697	1,057	928	1,377

Weighted average number of common and common equivalent shares outstanding	93,646	100,145	94,123	100,168

Antidilutive securities not included in the diluted net income per common share calculation	—	—	—	—

9.	Stock Incentive Plans and Stock Purchase Plan:

The Company’s Amended and Restated 2008 Incentive Compensation Plan, as amended (the “Amended and Restated 2008 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property.

Under the Amended and Restated 2008 Incentive Plan, restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards generally vest upon the satisfaction of specified performance-based conditions or service based conditions. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the nine months ended September 30, 2015, the Company granted 447,607 shares of restricted stock to its employees and 17,372 shares of restricted stock to its non-employee directors under the Amended and Restated 2008 Incentive Plan. At September 30, 2015, the Company had approximately 5.4 million shares available for future grants and awards under its Amended and Restated 2008 Incentive Plan.

Under the Company’s 1996 Non-Qualified Employee Stock Purchase Plan, as amended (the “Stock Purchase Plan”), employees are permitted to purchase the Company’s common stock at 85% of market value on January 1st, April 1st, July 1st and October 1st of each year. In accordance with the provisions of the accounting guidance for stock-based compensation, the Company recognizes stock-based compensation expense for the 15% discount received by participating employees. During the nine months ended September 30, 2015, 183,579 shares were issued under the Stock Purchase Plan. At September 30, 2015, the Company had approximately 150,998 shares reserved for issuance under the Stock Purchase Plan.

During the three and nine months ended September 30, 2015 and 2014, the Company recognized approximately $8.2 million and $24.0 million, and $8.1 million and $23.9 million, respectively, of stock-based compensation expense. The net excess tax benefit recognized in additional paid-in capital related primarily to stock options and restricted stock for the nine months ended September 30, 2015 was approximately $11.5 million.

10.	Common Stock Repurchase Programs:

In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Company’s equity compensation programs. The share repurchase program allows the Company to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. No share repurchases were made under this program during the nine months ended September 30, 2015. The Company intends to utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs (“ASRs”). The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

In October 2014, the Company announced that its Board of Directors had authorized the repurchase of up to $600.0 million of shares of the Company’s common stock in addition to its existing share repurchase program. This program was completed in March 2015, pending final settlement of the March 2015 ASR discussed below. During the nine months ended September 30, 2015, the Company repurchased approximately 3.0 million shares of its common stock for approximately $235.1 million, inclusive of approximately 0.3 million shares delivered to the Company during the three months ended September 30, 2015 for final settlement of a December 2014 ASR, 18,282 shares withheld to satisfy minimum stock withholding obligations of $1.5 million in connection with the vesting of restricted stock units during the three months ended September 30, 2015 and the aggregate value of common stock held back pending final settlement of the March 2015 ASR.

In March 2015, the Company entered into a second uncollared ASR agreement with an investment bank. Under the ASR agreement, the Company agreed to purchase $200.0 million of its common stock in total. On March 16, 2015, the Company paid a total of $200.0 million to an investment bank, which in turn delivered to the Company approximately 2.2 million shares of the Company’s common stock in total based on the market price of a share of Company common stock on March 12, 2015. The ASR agreement was funded by borrowings under the Company’s line of credit, and the payment was recorded as a reduction to the respective components of shareholders’ equity. Final settlement of the ASR occurred on October 23, 2015 with approximately 0.3 million additional shares being delivered to the Company. The final number of shares of common stock that the Company received was based upon the average daily volume weighted-average price of the Company’s common stock during the term of the ASR agreement, less a negotiated discount.

11.	Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its common stock. The Company has not included an accrual for these matters as of September 30, 2015 in its Condensed Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

Overview

MEDNAX is a leading provider of physician services including newborn, anesthesia, maternal-fetal and other pediatric subspecialties. Our national network is composed of affiliated physicians, including those who provide neonatal clinical care in 35 states and Puerto Rico, primarily within hospital-based neonatal intensive care units, to babies born prematurely or with medical complications. We also have physicians who provide anesthesia care to patients in connection with surgical and other procedures as well as pain management. In addition, we have affiliated physicians who provide maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network also includes other affiliated pediatric subspecialists, including those who provide pediatric intensive care, pediatric cardiology care, hospital-based pediatric care and pediatric surgical care. MEDNAX also provides teleradiology services in all 50 states through a network of more than 350 affiliated radiologists. In addition to our national physician network, we provide services nationwide to medical providers, including ours, through complementary businesses, consisting of a revenue cycle management company and a consulting services company.

2015 Acquisition Activity

During the nine months ended September 30, 2015, we completed 11 acquisitions, of which nine were physician group practices including six anesthesiology practices, two neonatology practices and one other pediatric subspecialty practice. The remaining two acquisitions included a radiology physician services and telemedicine company that provides radiology coverage to over 2,100 healthcare companies across all 50 states and a third-party receivables company that specializes in third-party revenue recovery on accounts that require heightened expertise, labor and capital and which provides services to over 240 hospitals nationwide.

Based on our experience, we expect that we can improve the results of all of our acquired physician practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based upon the significant infrastructure that we have developed. In addition, we expect that the acquisition of the radiology and telemedicine company provides us a platform for growth in the radiology market as well as in the broader telemedicine market and will further expand our service offerings to our hospital and health system partners. The acquisition of the third-party receivables company was a complementary addition to our existing revenue cycle management company and will focus on helping our hospital and health system partners navigate the complex, and constantly evolving, regulatory environments in order to maximize revenue. Our results of operations for the three and nine months ended September 30, 2015 include the results of operations for these physician practices and physician and other services companies from their respective dates of acquisition and therefore are not comparable in some respects.

Credit Agreement Expansion

In June 2015, we entered into an amendment to our existing credit agreement dated as of October 29, 2014 (as amended, the “Credit Facility”), in order to exercise the accordion feature and increase the total revolving loan commitments from $1.3 billion to $1.7 billion. The Credit Facility provides for a $1.7 billion revolving credit facility and a $200.0 million term loan and includes a $75.0 million sub-facility for swingline loans and a $37.5 million sub-facility for the issuance of letters of credit. In addition, we may further increase the Credit Facility to up to $2.2 billion on an unsecured basis, subject to the satisfaction of specified conditions. The other terms of the Credit Facility remain unchanged.

Common Stock Repurchase Programs

In July 2013, our board of directors authorized the repurchase of shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs. The share repurchase program permits us to make open market purchases from time-to-time based upon general economic and market conditions and trading restrictions. This repurchase program was expanded to allow for the repurchase of shares of our common stock to offset the dilutive impact from the issuance of shares, if any, related to our acquisition program. No share repurchases were made under this program during the nine months ended September 30, 2015.

In October 2014, we announced that our board of directors had authorized the repurchase of up to $600.0 million of shares of our common stock in addition to the existing share repurchase program approved in July 2013. Under the October 2014 share repurchase program, we repurchased approximately 3.0 million shares of our common stock for approximately $235.1 million during the nine months ended September 30, 2015, inclusive of approximately 0.3 million shares delivered to the Company during the three months ended September 30, 2015 for final settlement of an accelerated share repurchase program entered into in December 2014 and the aggregate value of common stock held back pending final settlement under an accelerated share repurchase program entered into in March 2015. These share repurchases effectively completed the $600.0 million share repurchase program.

We may utilize various methods to effect any future share repurchases made under the remaining open program, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

General Economic Conditions

Although economic conditions in the United States have gradually improved, the number of unemployed and under-employed workers remains significant. During the three months ended September 30, 2015, the percentage of our patient service revenue being reimbursed under government-sponsored or funded healthcare programs (“GHC Programs”) increased as compared to the three months ended September 30, 2014. We could experience additional shifts toward GHC Programs and patient volumes could decline if economic conditions do not continue to improve or if they deteriorate. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, due to the rising costs of managed care premiums and patient responsibility amounts, we may experience increased bad debt due to patients’ inability to pay for certain services.

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

Federal and state agencies are expected to continue to implement provisions of the ACA. However, given the complexity and the number of changes expected as a result of the ACA, as well as the implementation timetable for many of them, we cannot predict the ultimate impacts of the ACA as they may not be known for several years. The ACA also remains subject to continuing legislative scrutiny, including efforts by Congress to amend or repeal a number of its provisions. In addition, there have been lawsuits filed by various stakeholders pertaining to certain portions of the ACA that may have the effect of modifying or altering various parts of the law. As a result, we cannot predict with any assurance the ultimate effect of the ACA on our Company, nor can we provide any assurance that its provisions will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

During the three and nine months ended September 30, 2015, we recognized approximately $1.5 million and $10.5 million in parity revenue, respectively. The contribution to our net income per diluted share provided during the three months ended September 30, 2015 was negligible and the nine months ended September 30, 2015 was $0.03, reflecting the impacts from incentive compensation and income taxes.

Medicaid Expansion

The ACA also allows states to expand their Medicaid programs through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historic eligibility levels to 133% of the federal poverty level. As of September 1, 2015, 31 states (including Washington, D.C.) are implementing the expansion of Medicaid eligibility with nearly all of these states implementing the expansion as set forth by law. In addition, a limited number of states are seeking waivers from CMS to expand Medicaid eligibility in a manner that is different than set forth under the ACA while still allowing them to access federal matching funds, and 19 states have expressed their intent not to expand Medicaid eligibility. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household incomes are at or below 133% of the federal poverty level.

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

Medicare Fee Schedule and The Medicare Access and CHIP Reauthorization Act of 2015

Presently, Medicare pays for all physician services based upon a national fee schedule that contains a list of uniform rates. The fee schedule is adjusted annually based on a complex formula that is linked in part to the use of services by Medicare beneficiaries and the growth in gross domestic product (the “Sustainable Growth Rate formula” or “SGR formula”). Since 2002, this SGR formula has resulted in negative payment updates for physicians under the fee schedule that have grown larger, and Congress has had to take repeated legislative action to reverse scheduled payment reductions. In March 2015, the House of Representatives passed legislation, known as the “Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”),” to eliminate the SGR formula and instead provide physicians with a 0.5% increase in Medicare reimbursement starting in July 2015 through December 2015, and then 0.5% annual increases through 2019 as Medicare transitions to a payment system designed to reward physicians for the quality of care provided, rather than the quantity of procedures performed. In April 2015, the Senate voted in favor of the legislation, and the bill was signed into law by President Obama. Beginning in 2019, MACRA is intended to provide increased Medicare reimbursement for physicians who excel in meeting certain quality and cost metrics and to reduce Medicare reimbursement for physicians who are underperforming against those metrics. Physicians who are meaningful participants in alternative payment models will receive bonus payments pursuant to the law. Regulations interpreting MACRA are expected to be forthcoming over the next several years, and we will assess MACRA’s impact on our operations as these regulations are released.

In July 2015, CMS issued a proposed rule that updates payment policies, payment rates and quality provisions for services furnished under the Medicare fee schedule on or after January 1, 2016. CMS is proposing several new policies as well as finalizing changes to several of the quality reporting initiatives that are associated with physician services payments. The comment period for these policies expired on September 8, 2015, and CMS is expected to issue a final rule in November 2015. At this time we cannot predict the effect that the proposed rule will have on our Company, nor can we provide any assurance that its provisions will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Non-GAAP Measures

In our analysis of our results of operations, we use certain non-GAAP financial measures. Earnings before interest, taxes and depreciation and amortization (“EBITDA”) consists of net income attributable to MEDNAX, Inc. before interest expense, net, income tax provision and depreciation and amortization. Adjusted earnings per common share (“Adjusted EPS”) consists of diluted net income attributable to MEDNAX, Inc. per common and common equivalent share adjusted for amortization expense and stock-based compensation expense.

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

For a reconciliation of each of EBITDA and Adjusted EPS to the most directly comparable GAAP measures for the three and nine months ended September 30, 2015 and 2014, refer to the tables below (in thousands, except per share data). In addition, historical reconciliations of EBITDA and Adjusted EPS are available on our Internet website at www.mednax.com under the Investors tab. Our Internet website and the information contained therein or connected thereto are not incorporated into or deemed a part of this Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income attributable to MEDNAX, Inc.	$90,781	$86,207	$243,618	$228,883
Interest expense, net(1)	4,850	731	11,174	2,170
Income tax provision	55,640	51,174	152,457	140,820
Depreciation and amortization	16,918	11,356	46,079	32,088

EBITDA	$168,189	$149,468	$453,328	$403,961

(1)	Interest expense, net is composed of interest expense, investment and other income and equity in earnings of unconsolidated affiliate.

	Three Months Ended September 30,
	2015		2014
Weighted average diluted shares outstanding	93,646		100,145

Net income and diluted net income per share attributable to MEDNAX, Inc.	$90,781	$0.97	$86,207	$0.86
Adjustments:
Amortization (net of tax of $4,113 and $2,791)	6,711	0.07	4,704	0.05
Stock-based compensation (net of tax of $3,115 and $3,003)	5,082	0.06	5,062	0.05

Net income and diluted net income per share attributable to MEDNAX, Inc. as adjusted (“Adjusted EPS”)	$102,574	$1.10	$95,973	$0.96

	Nine Months Ended September 30,
	2015		2014
Weighted average diluted shares outstanding	94,123		100,168

Net income and diluted net income per share attributable to MEDNAX, Inc.	$243,618	$2.59	$228,883	$2.28
Adjustments:
Amortization (net of tax of $11,775 and $7,900)	18,817	0.20	12,841	0.13
Stock-based compensation (net of tax of $9,222 and $9,109)	14,738	0.16	14,805	0.15

Net income and diluted net income per share attributable to MEDNAX, Inc. as adjusted (“Adjusted EPS”)	$277,173	$2.95	$256,529	$2.56

Results of Operations

Three Months Ended September 30, 2015 as Compared to Three Months Ended September 30, 2014

Our net revenue increased $95.8 million, or 15.3%, to $722.3 million for the three months ended September 30, 2015, as compared to $626.5 million for the same period in 2014. Of this $95.8 million increase, $103.2 million, or 107.7%, was attributable to revenue generated from acquisitions completed after June 30, 2014. Same-unit net revenue decreased $7.4 million, or 1.2%, for the three months ended September 30, 2015. Same units are those units at which we provided services for the entire current period and the entire comparable period. The change in same-unit net revenue was the result of a decrease in revenue of $14.2 million, or 2.3%, related to net reimbursement-related factors, partially offset by an increase in revenue of $6.8 million, or 1.1%, from patient service volumes. The net decrease in revenue of $14.2 million related to net reimbursement-related factors was primarily due to the unfavorable impact from the parity revenue recorded during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, as well as a decrease in revenue caused by an increase in the percentage of our patients being enrolled in GHC Programs, partially offset by continued modest improvements in managed care contracting. The increase in revenue of $6.8 million from patient service volumes is primarily related to growth in our hospital-based neonatology and other pediatric services and anesthesiology services as well as in our office-based maternal-fetal medicine services, partially offset by a decrease in our office-based pediatric cardiology services. Excluding the unfavorable impact of the $15.7 million decrease in parity revenue, from $17.2 million for the three months ended September 30, 2014 as compared to $1.5 million for the three months ended September 30, 2015, our same-unit revenue increased $8.3 million, or 1.4%, of which revenue related to net-reimbursement related factors increased by $1.5 million, or 0.3%. We believe that excluding the unfavorable impact from the decrease in parity revenue year over year provides a more comparable view of our changes in same-unit revenue.

Practice salaries and benefits increased $55.2 million, or 14.0%, to $450.0 million for the three months ended September 30, 2015, as compared to $394.8 million for the same period in 2014. This $55.2 million increase was primarily attributable to increased costs associated with new physicians and other staff to support acquisition-related growth and growth at existing units, of which $59.7 million was related to salaries, partially offset by a decrease of $4.5 million related to benefits and incentive compensation.

Practice supplies and other operating expenses increased $2.4 million, or 11.3%, to $24.0 million for the three months ended September 30, 2015, as compared to $21.6 million for the same period in 2014. The increase was attributable to practice supply, rent and other costs primarily related to our acquisitions, primarily the non-physician service businesses.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician practices and services as well as those attributable to our non-physician service businesses. General and administrative expenses increased $19.6 million, or 32.2%, to $80.2 million for the three months ended September 30, 2015, as compared to $60.6 million for the same period in 2014. The increase of $19.6 million is attributable to the overall growth of the Company including acquisition-related growth. General and administrative expenses as a percentage of net revenue was 11.1% for the three months ended September 30, 2015, as compared to 9.7% for the same period in 2014. The increase of 142 basis points is driven by the mix of acquisitions, primarily our non-physician service businesses.

Depreciation and amortization expense increased $5.5 million, or 49.0%, to $16.9 million for the three months ended September 30, 2015, as compared to $11.4 million for the same period in 2014. The increase was primarily attributable to the amortization of intangible assets and depreciation expense for fixed assets related to acquisitions.

Income from operations increased $13.0 million, or 9.4%, to $151.1 million for the three months ended September 30, 2015, as compared to $138.1 million for the same period in 2014. Our operating margin was 20.9% for the three months ended September 30, 2015, as compared to 22.0% for the same period in 2014. The decrease of 113 basis points was due to the variability in margins related to the mix of acquisitions completed after June 30, 2014 as well as lower same unit revenue growth resulting from lower parity revenue.

Net non-operating expenses were $4.9 million for the three months ended September 30, 2015, as compared to $0.7 million for the same period in 2014. The net increase in non-operating expenses was primarily related to an increase in interest expense due to higher outstanding borrowings under our Credit Facility.

Our effective income tax rate was 38.0% and 37.2%, respectively, for the three months ended September 30, 2015 and 2014.

Net income attributable to MEDNAX, Inc. increased by 5.3% to $90.8 million for the three months ended September 30, 2015, as compared to $86.2 million for the same period in 2014. EBITDA increased by 12.5% to $168.2 million for the three months ended September 30, 2015, as compared to $149.5 million for the same period in 2014.

Diluted net income attributable to MEDNAX, Inc. per common and common equivalent share increased 12.8% to $0.97 on weighted average shares outstanding of 93.6 million for the three months ended September 30, 2015, as compared to $0.86 on weighted average shares outstanding of 100.1 million for the same period in 2014. Adjusted EPS increased 14.6% to $1.10 for the three months ended September 30, 2015, as compared to $0.96 for the same period in 2014. The decrease of 6.5 million in our weighted average shares outstanding is primarily due to the impact of shares repurchased under our repurchase programs, partially offset by the exercise of employee stock options, the vesting of restricted and deferred stock and the issuance of shares under our 1996 Non-Qualified Employee Stock Purchase Plan, as amended and restated (the “Stock Purchase Plan”).

Nine Months Ended September 30, 2015 as Compared to Nine Months Ended September 30, 2014

Our net revenue increased $249.9 million, or 14.0%, to $2.04 billion for the nine months ended September 30, 2015, as compared to $1.8 billion for the same period in 2014. Of this $249.9 million increase, $243.2 million, or 97.3%, was attributable to revenue generated from acquisitions completed after December 31, 2013. Same-unit net revenue increased $6.7 million, or 0.4%, for the nine months ended September 30, 2015. Same units are those units at which we provided services for the entire current period and the entire comparable period. The change in same-unit net revenue was the result of an increase in revenue of $35.1 million, or 2.0%, from patient service volumes, partially offset by a net decrease of approximately $28.4 million, or 1.6%, related to net reimbursement-related factors. The increase in revenue of $35.1 million from patient service volumes is primarily related to growth in our hospital-based neonatology and other pediatric services and anesthesiology services as well as in our office-based maternal-fetal medicine services, partially offset by a decrease in our office-based pediatric cardiology services. The net decrease in revenue of $28.4 million related to net reimbursement-related factors was primarily due to the unfavorable impact from the parity revenue recorded during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, and a decrease in revenue caused by an increase in the percentage of our patients being enrolled in GHC Programs, partially offset by continued modest improvements in managed care contracting. Excluding the unfavorable impact of the $37.7 million decrease in parity revenue, from $48.2 million for the nine months ended September 30, 2014 as compared to $10.5 million for the nine months ended September 30, 2015, our same-unit revenue increased $44.4 million, or 2.6%, of which revenue related to net-reimbursement related factors increased by $9.3 million, or 0.6%. We believe that excluding the unfavorable impact from the decrease in parity revenue year over year provides a more comparable view of our changes in same-unit revenue.

Practice salaries and benefits increased $153.4 million, or 13.5%, to $1.3 billion for the nine months ended September 30, 2015, as compared to $1.1 billion for the same period in 2014. This $153.4 million increase was primarily attributable to increased costs associated with new physicians and other staff to support acquisition-related growth and growth at existing units, of which $144.7 million was related to salaries and $8.7 million was related to benefits and incentive compensation.

Practice supplies and other operating expenses increased $6.8 million, or 10.5%, to $72.3 million for the nine months ended September 30, 2015, as compared to $65.5 million for the same period in 2014. The increase was attributable to practice supply, rent and other costs primarily related to our acquisitions, primarily our non-physician service businesses.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician practices and services as well as those attributable to our non-physician service businesses. General and administrative expenses increased $40.6 million, or 22.6%, to $220.5 million for the nine months ended September 30, 2015, as compared to $179.9 million for the same period in 2014. The increase of $40.6 million is attributable to the overall growth of the Company including acquisition-related growth. General and administrative expenses as a percentage of net revenue was 10.8% for the nine months ended September 30, 2015, as compared to 10.1% for the same period in 2014. The increase of 76 basis points was driven by the mix of acquisitions, primarily our non-physician service businesses.

Depreciation and amortization expense increased $14.0 million, or 43.6%, to $46.1 million for the nine months ended September 30, 2015, as compared to $32.1 million for the same period in 2014. The increase was primarily attributable to the amortization of intangible assets related to acquisitions.

Income from operations increased $35.0 million, or 9.4%, to $406.9 million for the nine months ended September 30, 2015, as compared to $371.9 million for the same period in 2014. Our operating margin was 20.0% for the nine months ended September 30, 2015, as compared to 20.8% for the same period in 2014. The decrease of 83 basis points was primarily due to the variability in margins related to the mix of acquisitions completed after December 31, 2013.

Net non-operating expenses were $11.2 million for the nine months ended September 30, 2015, as compared to $2.2 million for the same period in 2014. The net increase in non-operating expenses was primarily related to an increase in interest expense due to higher outstanding borrowings under our Credit Facility, partially offset by an increase in equity in earnings of an unconsolidated affiliate. The nine months ended September 30, 2014 also included other income related to the favorable settlement of litigation.

Our effective income tax rate was 38.5% and 38.1%, respectively, for the nine months ended September 30, 2015 and 2014.

Net income attributable to MEDNAX, Inc. increased by 6.4% to $243.6 million for the nine months ended September 30, 2015, as compared to $228.9 million for the same period in 2014. EBITDA increased by 12.2% to $453.3 million for the nine months ended September 30, 2015, as compared to $404.0 million for the same period in 2014.

Diluted net income attributable to MEDNAX, Inc. per common and common equivalent share increased 13.6% to $2.59 on weighted average shares outstanding of 94.1 million for the nine months ended September 30, 2015, as compared to $2.28 on weighted average shares outstanding of 100.2 million for the same period in 2014. Adjusted EPS increased 15.2% to $2.95 for the nine months ended September 30, 2015, as compared to $2.56 for the same period in 2014. The decrease of 6.1 million in our weighted average shares outstanding is primarily due to the impact of shares repurchased under our repurchase programs, partially offset by the exercise of employee stock options, the vesting of restricted and deferred stock and the issuance of shares under our Stock Purchase Plan.

Liquidity and Capital Resources

As of September 30, 2015, we had $60.9 million of cash and cash equivalents on hand as compared to $47.9 million at December 31, 2014. Additionally, we had working capital of $168.6 million at September 30, 2015, an increase of $117.8 million from working capital of $50.8 million at December 31, 2014. This net increase in working capital is primarily due to net borrowings on our Credit Facility, year-to-date earnings and increases in our long-term deferred tax and professional liabilities, partially offset by the use of funds for acquisitions and repurchases of our common stock.

Our net cash provided from operating activities was $264.6 million for the nine months ended September 30, 2015, as compared to $243.8 million for the same period in 2014. This net increase of $20.8 million for the nine months ended September 30, 2015 is primarily due to a net increase in cash flow related to accounts receivable and improved operating results, partially offset by a decrease in cash flow related to changes in the components of our accounts payable and accrued expenses, consisting primarily of higher incentive compensation payments.

During the nine months ended September 30, 2015, accounts receivable increased by $54.6 million, as compared to an increase of $59.8 million for the same period in 2014. The increase in accounts receivable for the nine months ended September 30, 2015 is primarily due to higher accounts receivable balances related to acquisitions, and the increase for the nine months ended September 30, 2014 was primarily related to increases at our existing units as well as recent acquisitions.

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

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO was 51.8 days at September 30, 2015 as compared to 49.8 days at December 31, 2014. The change in our DSO is primarily related to increases in accounts receivable for recent acquisitions.

During the nine months ended September 30, 2015, our net cash used in investing activities of $823.4 million included acquisition payments of $806.3 million and capital expenditures of $19.9 million, partially offset by net proceeds of $2.8 million related to the purchase and maturity of investments. Our capital expenditures were for medical equipment, computer equipment, software, leasehold and other improvements and furniture and fixtures at our office-based practices and our corporate and regional offices.

During the nine months ended September 30, 2015, our net cash provided from financing activities of $571.8 million consisted primarily of net borrowings on our Credit Facility of $790.0 million, proceeds from the exercise of employee stock options and the issuance of common stock under our Stock Purchase Plan of $16.7 million and excess tax benefits related to the exercise of employee stock options and the vesting of restricted stock of $11.5 million, partially offset by the repurchase of $235.1 million of our common stock and the payment of $9.0 million for contingent consideration liabilities.

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

At September 30, 2015, we had an outstanding principal balance of $1.4 billion on our Credit Facility, composed of $1.2 billion under our revolving line of credit and a $192.5 million term loan. We also had outstanding letters of credit associated with our professional liability insurance program of $0.1 million which reduced the amount available on our Credit Facility to $534.4 million at September 30, 2015. At September 30, 2015, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under our Credit Facility. We believe we will be in compliance with these covenants throughout 2015.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through wholly owned captive insurance subsidiaries. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at September 30, 2015 was $209.8 million, of which $28.4 million is classified as a current liability within accounts payable and accrued expenses in the Condensed Consolidated Balance Sheet.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our Credit Facility is subject to market risk and interest rate changes. The outstanding principal balance on our Credit Facility was $1.4 billion at September 30, 2015. Considering this total outstanding balance, a 1.0% change in interest rates would result in an impact to income before income taxes of approximately $13.6 million per year.

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

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2015, 318,577 shares were delivered to us in connection with the final settlement of our December 2014 accelerated share repurchase program. In addition, 18,282 shares of our common stock were withheld to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock units.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as part of the Repurchase Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Programs
July 1 – July 31, 2015	336,859	$72.04	2,793,057		(b)
August 1 – August 31, 2015	—	$—	—		(b)
September 1 – September 31, 2015	—	$—	—		(b)

Total	336,859	$72.04	2,793,057		(b)

(a)	This amount represents the weighted average price paid per share.
(b)	Our July 2013 repurchase program allows us to repurchase shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs, which is estimated to be approximately 0.8 million shares per year. In addition, at September 30, 2015, we are pending delivery of approximately 0.3 million additional shares of our common stock as final settlement of our March 2015 accelerated repurchase program that settled on October 23, 2015.

The amount and timing of future repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

On September 18, 2015, an indirect wholly-owned subsidiary of ours entered into a securities purchase agreement to acquire a complementary third-party receivables company. As part of the purchase consideration for the transaction, we issued 114,306 shares of the Company’s common stock to the sellers. The shares are subject to a three year contractual restriction on disposition or assignment. The shares of common stock were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDNAX, INC.

Date:	October 29, 2015	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date:	October 29, 2015	By:	/s/ Vivian Lopez-Blanco
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