Form 10-K
period 2015-12-31
MEDNAX, INC.
filed 2016-02-11
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of shares of Common Stock of the registrant held by non-affiliates of the registrant on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6,829,814,854 based on a $74.11 closing price per share as reported on the New York Stock Exchange composite transactions list on such date.

The number of shares of Common Stock of the registrant outstanding on January 29, 2016 was 93,800,921.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, with respect to the 2016 Annual Meeting of Shareholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in the Form 10-K, each document incorporated by reference herein is deemed not to be filed as part hereof.

MEDNAX, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2015

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

OVERVIEW

MEDNAX is a leading provider of physician services including newborn, anesthesia, maternal-fetal, teleradiology, pediatric cardiology and other pediatric subspecialty care. At December 31, 2015, our national network comprised over 3,240 affiliated physicians, including over 1,100 physicians who provide neonatal clinical care, in 35 states and Puerto Rico, primarily within hospital-based neonatal intensive care units (“NICUs”), to babies born prematurely or with medical complications. We have over 1,150 affiliated physicians who provide anesthesia care to patients in connection with surgical and other procedures, as well as pain management. In addition, we have over 255 affiliated physicians who provide maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network also includes other pediatric subspecialists, including approximately 145 physicians providing pediatric intensive care, 120 physicians providing pediatric cardiology care, 100 physicians providing hospital-based pediatric care and 20 physicians providing pediatric surgical care. As of May 2015, MEDNAX also provides teleradiology services in all 50 states, the District of Columbia and Puerto Rico through a network of more than 350 affiliated radiologists. In addition to our national physician network, we provide services nationwide to healthcare facilities and physicians, including ours, through complementary businesses, consisting of a revenue cycle management company and a consulting services company.

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

OUR PHYSICIAN SPECIALTIES AND SERVICES

The following discussion describes our physician specialties and the care that we provide:

Neonatal Care

We provide clinical care to babies born prematurely or with complications within specific units at hospitals, primarily NICUs, through our network of approximately 1,100 affiliated neonatal physician subspecialists (“neonatologists”), neonatal nurse practitioners and other pediatric clinicians who staff and manage clinical activities at more than 370 NICUs in 35 states and Puerto Rico. Neonatologists are board-certified, or eligible-to-apply-for-certification, physicians who have extensive education and training for the care of babies born prematurely or with complications that require complex medical treatment. Neonatal nurse practitioners are registered nurses who have advanced training and education in assessing and treating the healthcare needs of newborns and infants as well as managing the needs of their families.

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

Anesthesia and Anesthesia Subspecialty Care

We provide anesthesia care at approximately 115 hospitals, 125 ambulatory surgery centers and office-based practices across 13 states with over 1,150 of our affiliated anesthesiologists. Following the “care team” model, our anesthesiologists work with both practice and hospital-employed certified registered nurse anesthetists (“CRNAs”), anesthesiologist assistants (“AAs”) and other clinicians to provide high quality, cost efficient and service-oriented anesthesia care to our patients. Our anesthesiologists are board-certified, or eligible-to-apply-for-certification, physicians who are responsible for administering anesthesia to relieve pain and for managing vital life functions during surgery, including breathing, heart rhythm and blood pressure.

As an integral part of the surgical team, our affiliated anesthesiologists support the surgeons by providing medical care before, during and after surgery so that surgeons may concentrate on the surgical procedure. Our affiliated anesthesiologists provide this care by evaluating the patient and consulting with the surgical team before surgery, providing pain control and support of life functions during surgery, supervising care after surgery by maintaining the patient in a comfortable state during recovery and discharging the patient from the post-anesthesia care unit. They also support other departments within the hospital such as labor and delivery, imaging and the hospital’s emergency room. In addition to their board certification in anesthesiology, many of our affiliated anesthesiologists have completed fellowships in subspecialties such as obstetrical, critical care, cardiac and pediatric anesthesia.

Pain Management

We also provide acute and chronic pain management services in over 30 pain management centers through our network of physicians and physician assistants. Our physicians are board-certified in anesthesiology or neurology and board-certified, or eligible-to-apply-for-certification, in pain medicine. This advanced training and education expands treatment options available for both acute and chronic pain sufferers. The physicians develop treatment plans specific to the patients’ individual needs that include interventional techniques such as trigger point and facet injections, pain pumps, nerve stimulators, radiofrequency ablation and catheters, as well as medication management.

Maternal-Fetal Care

We provide inpatient and office-based clinical care to expectant mothers and their unborn babies through our over 255 affiliated maternal-fetal medicine subspecialists as well as obstetricians and other clinicians, such as maternal-fetal nurse practitioners, certified nurse mid-wives, ultrasonographers and genetic counselors. Maternal-fetal medicine subspecialists are board-certified, or eligible-to-apply-for-certification, obstetricians who have extensive education and training for the treatment of high-risk expectant mothers and their fetuses. Our affiliated maternal-fetal medicine subspecialists practice primarily in metropolitan areas where we have affiliated neonatologists to provide coordinated care for women with complicated pregnancies whose babies are often admitted to a NICU upon delivery. We believe continuity of treatment from mother and developing fetus during the pregnancy to the newborn upon delivery has improved the clinical outcomes of our patients.

Pediatric Cardiology Care

We provide inpatient and office-based pediatric cardiology care of the fetus, infant, child, and adolescent patient with congenital heart defects and acquired heart disease, as well as adults with congenital heart defects through our approximately 120 affiliated pediatric cardiologist subspecialists and other related clinical professionals such as pediatric nurse practitioners, echocardiographers and other diagnostic technicians, and exercise physiologists. Pediatric cardiologists are board-certified, or eligible-to-apply for certification, pediatricians who have additional education and training in congenital heart defects and pediatric acquired heart disorders.

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

Other Pediatric Subspecialty Care

Our network includes other pediatric subspecialists such as pediatric intensivists, pediatric hospitalists, pediatric surgeons and pediatric ear, nose and throat physicians. In addition, our affiliated physicians seek to provide support services in other areas of hospitals, particularly in the pediatric emergency room, labor and delivery area, and nursery and pediatric departments, where immediate accessibility to specialized care may be critical.

Pediatric Intensive Care. Pediatric intensivists are hospital-based pediatricians with additional education and training in caring for critically ill or injured children and adolescents. We have approximately 145 affiliated physicians who provide this clinical care. They staff and manage pediatric intensive care units (“PICUs”) at over 50 hospitals.

Pediatric Hospitalists. Pediatric hospitalists are hospital-based pediatricians specializing in inpatient care and management of acutely ill children. We have over 100 affiliated hospital-based physicians who provide inpatient pediatric and newborn care as well as provide care in PICUs, NICUs and pediatric emergency rooms at approximately 30 hospitals.

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

Newborn Hearing Screening Program. Our affiliated physicians also oversee our newborn hearing screening program. Since we launched this program in 1994, we believe that we have become the largest provider of newborn hearing screening services in the United States. In 2015, we screened over 890,000 babies for potential hearing loss at more than 370 hospitals across the nation. Over 40 states either require newborns to be screened for potential hearing loss before being discharged from the hospital or require that parents be offered the opportunity to submit their newborns to hearing screens. We contract or coordinate with hospitals to provide newborn hearing screening services.

Teleradiology and Telemedicine

Teleradiology represents a component of the broader radiology industry. Through our acquisition of vRad in May 2015, we now provide radiology and telemedicine services to over 2,100 client hospital, health system and radiology group facilities across all 50 states, the District of Columbia and Puerto Rico. With over 350 U.S. board-certified and eligible radiologists in the network, 75% of whom are subspecialty trained, we are able to interpret over 5 million patient studies annually and process over 1.3 billion images on what we believe is the world’s largest and most advanced picture archiving and communication system (PACS). We believe that the teleradiology specialty is poised for growth and that there are numerous opportunities for cross-selling vRad’s services within MEDNAX’s existing customer base.

Revenue Cycle Management and Consulting Services

In addition to our national physician network, we provide services nationwide to healthcare facilities and physicians, including ours, through complementary businesses, consisting of a revenue cycle management company and a consulting services company. Our revenue cycle management company provides professional and facility coding, billing and collections, outpatient pay solutions, and other services to approximately 960 hospitals and other medical providers nationwide, including third-party revenue recovery services on accounts that require heightened expertise, labor and capital for over 260 hospitals nationwide. Our perioperative consulting company provides services focused on improving the perioperative environment and operations, including strategy, performance improvement, workforce and staffing solutions.

Clinical Research and Quality

As part of our ongoing commitment to improving patient care through evidence-based medicine, we also conduct clinical research, monitor clinical outcomes and implement clinical quality initiatives with a view to improving patient outcomes, shortening the length of hospital stays and reducing long-term health system costs. Our physician-centric approach to clinical research and continuous quality improvement has demonstrated improvements in clinical outcomes, while reducing the costs of care associated with complications as well as variability in protocols. We believe that referring and collaborating physicians, hospitals, third-party payors and patients all benefit from our clinical research, education and quality initiatives.

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

Neonatal Medicine. Of the approximately 4 million births in the United States annually, we estimate that approximately 14% require NICU admission. Numerous institutions conduct research to identify potential causes of premature birth and medical complications that often require NICU admission. Some common contributing factors include the presence of hypertension or diabetes in the mother, lack of prenatal care, complications during pregnancy, drug and alcohol abuse and smoking or poor nutritional habits during pregnancy. Babies admitted to

NICUs typically have an illness or condition that requires the care of a neonatologist. Babies who are born prematurely or have a low birth weight often require neonatal intensive care services because of an increased risk for medical complications. We believe obstetricians generally prefer to perform deliveries at hospitals that provide a full complement of labor and delivery services, including a NICU staffed by board-certified, or eligible-to-apply-for-certification, neonatologists. Because obstetrics is a significant source of hospital admissions, hospital administrators have responded to these demands by establishing NICUs and contracting with independent neonatology group practices, such as our affiliated professional contractors, to staff and manage these units. As a result, NICUs within the United States tend to be concentrated in hospitals with higher volumes of births. There are approximately 5,300 board-certified neonatologists in the United States.

Anesthesia Medicine. An estimated 50 million inpatient procedures and 35 million ambulatory procedures are performed annually in the United States. Anesthesiologists generally provide or participate in the administration of anesthetics in these procedures. According to the U.S. Census Bureau, the U.S. population continues to expand and the fastest-growing segment of the population consists of individuals over the age of 65. The growth in population and, in particular the age 65 or greater segment, has resulted in an increase in demand for surgical services and a correlating increase in demand for anesthesia services. The growth of ambulatory surgical centers and expansion of office-based procedures has also contributed to the demand for anesthesia services. There are approximately 51,000 board certified/eligible anesthesiologists in the United States.

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

Maternal-Fetal Medicine. Expectant mothers with pregnancy complications often seek or are referred by their obstetricians to maternal-fetal medicine subspecialists. These subspecialists provide inpatient and office-based care to women with conditions such as diabetes, heart disease, hypertension, multiple gestation, recurrent miscarriage, family history of genetic diseases, suspected fetal birth defects and other complications during their pregnancies. We believe that improved maternal-fetal care has a positive impact on neonatal outcomes. Data on neonatal outcomes demonstrates that, in general, the likelihood of mortality or an adverse condition or outcome (referred to as “morbidity”) is reduced the longer a baby remains in the womb. There are approximately 2,100 board-certified maternal-fetal medicine subspecialists in the United States.

Pediatric Cardiology Medicine. Pediatric cardiologists provide inpatient and office-based cardiology care of the fetus, infant, child, and adolescent with congenital heart defects and acquired heart disease, as well as providing care to adults with congenital heart defects. We estimate that approximately one in every 110 babies is born with some form of heart defect. With advancements in care, there are approximately one million adults in the United States today living with congenital heart disease. There are approximately 2,300 board-certified pediatric cardiologists in the United States.

Other Pediatric Subspecialty Medicine. Other areas of pediatric subspecialty medicine are closely associated with maternal-fetal-newborn medical care. For example, pediatric intensivists are subspecialists who care for critically ill or injured children and adolescents in PICUs. There are approximately 1,800 board-certified pediatric intensivists in the United States. As another example, pediatric hospitalists are pediatricians who provide care in many hospital areas, including labor and delivery and the newborn nursery. In addition, pediatric surgeons provide specialized care for patients ranging from newborns to adolescents, for all problems or conditions affecting children that require surgical intervention, and often have particular expertise in the areas of neonatal, prenatal, trauma, and pediatric oncology. There are approximately 900 board-certified pediatric surgeons in the United States.

Teleradiology and Telemedicine. Teleradiology represents a component of the broader radiology industry, which comprises roughly 27,000 radiologists in the United States and total U.S. radiology revenue of $18.0 billion. Within this market, teleradiology is potentially a very fast growing segment of the physician services sector, and the teleradiology market is expected to more than double over the course of the next five years, growing from a $1.7 billion market in 2015 to a $3.8 billion market in 2019.

We believe that there are several factors prompting the shift from traditional onsite radiology services to the teleradiology model. Around-the-clock subspecialty coverage is becoming a standard of care; the idea that a general radiologist practicing in a single hospital has the ability to read all types of images is no longer prevalent. On behalf of their patients, healthcare facilities increasingly seek to have diagnostic images evaluated by radiologists who have expertise in specific subspecialty areas such as neuroradiology, cardiac imaging and trauma imaging. In addition, facilities wish to have this subspecialty service available to them immediately because timing is critical to treatment and recovery. Advances in technology now make this around-the clock expert attention possible; using remote/onsite integration and data analytics, teleradiologists can read diagnostic images from anywhere at any time and seamlessly deliver results. This not only provides the ability to determine optimal treatment decisions for the patient, but also enhances a healthcare facility’s ability to efficiently and effectively meet its patients’ needs. Since most teleradiology work is completed remotely, the pool of qualified radiologists who are subspecialty trained is significantly greater than would be available in a single geographic area.

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

•

Promote same-unit and organic growth. We seek opportunities for increasing revenue from our hospital- and office-based operations. For example, our affiliated hospital-based neonatal, maternal-fetal and other pediatric physicians are well situated to, and, in some cases, provide physician services in other departments, such as pediatric emergency rooms, newborn nurseries, or in situations where immediate accessibility to specialized obstetric and pediatric care may be critical. Our hospital-based and office-based physicians continue to pursue an organic growth strategy that involves working with our hospital partners to develop integrated service programs for which we become a provider of solutions across the maternal-fetal, newborn, pediatric continuum of care. An integrated program results in a broader offering of care across our specialties and permits the extension of our service lines in our markets. We are successfully executing this organic growth strategy and market partnership in many metropolitan areas and intend to continue this growth initiative in the future. In addition, we market our capabilities to obstetricians, pediatricians and family physicians to attract referrals to our hospital-based units and our office-based practices. We also market the services of our affiliated physicians to other hospitals to attract maternal, neonatal and pediatric transport admissions. In addition, we may pursue new contractual arrangements with hospitals, including possibly through joint ventures, either where we currently provide or do not currently provide physician services. We are developing similar opportunities with our affiliated anesthesiologists and radiologists.

We continue to expand our services in telemedicine, which is the use of telecommunication and information technology in order to provide clinical healthcare at a distance. Our acquisition of vRad was a significant milestone in this rapidly evolving area of healthcare. Similarly, we expect that many pediatric subspecialties as well as maternal-fetal medicine, will benefit in the future from having a robust platform in telemedicine. Telemedicine services are well documented as high quality, safe and efficient means of expanding physician services into metropolitan and rural communities. We have begun to expand our services to provide these remote programs to our hospital partners. These programs enhance the standing of our hospital partners while creating another portal of entry of pediatric patients to our inpatient service lines.

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

•

Acquire physician practice groups. We continue to seek to expand our operations by acquiring established physician practices in our specialties which include neonatology, anesthesiology, maternal-fetal medicine and pediatric cardiology. We also pursue complementary pediatric subspecialty physician groups, such as pediatric intensivists, pediatric hospitalists and pediatric surgeons. In addition, both independently and in collaboration with our hospital partners, we are actively pursuing expansion into additional pediatric subspecialties in order to meet the needs of our hospital partners. These include groups with expertise in pediatric ear, nose and throat, pediatric orthopedics and neurosurgery as well as newborn congenital heart disease. During 2015, we added 10 physician groups to our national network through acquisitions consisting of seven anesthesiology practices, two neonatology practices and one other pediatric subspecialty practice.

•

Acquire complementary service businesses. In addition to our national physician practice network, during 2015 we added a radiology physician services and telemedicine company that provides radiology coverage to over 2,100 healthcare companies across all 50 states, the District of Columbia and Puerto Rico and a third-party receivables company that specializes in third-party revenue recovery on accounts that require heightened expertise, labor and capital and which provides services to over 260 hospitals nationwide. We expect that the development of our service offerings will function as support for our own physician practices as well as a revenue generating outsourced service capability. We will pursue additional opportunities in order to expand our service offerings to address the evolving needs of our hospital partners and other customers.

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

CLINICAL RESEARCH, EDUCATION AND QUALITY

As part of our patient focus and ongoing commitment to improving patient care through evidenced-based medicine, we engage in clinical research, continuous quality improvement, safety and education initiatives. We discover, understand and teach healthcare practices that enhance the abilities of clinicians to deliver quality care, thereby contributing to better patient outcomes and reduced long-term health system costs. Our investment in these initiatives benefits our patients, clinicians, referring and collaborating physicians, hospital partners and third-party payors. We believe that these initiatives help us, among other things, to enhance the value of our services, attract new and retain existing clinicians, improve clinical operations and enhance practice communication.

•

Clinical Research. We conduct clinical research to discover ways to improve clinical care for our patients. We share our discoveries throughout the medical community through submissions to peer-reviewed literature. Recent research activity includes:

•

In neonatal medicine, our paper Etiologies of NICU Deaths (Pediatrics), reported that the factors associated with death in infants admitted for intensive care are multifactorial and diverse, and they change with gestational age. From our study, we identified potentially modifiable factors to target in our efforts to reduce infant mortality. In a second paper that was published in the New England Journal of Medicine, we showed that between 2004 and 2013, neonatal abstinence syndrome, a group of problems that occur in a newborn that was exposed to addictive opiate drugs while in the mother’s womb, was responsible for a substantial and growing portion of resources dedicated to critically ill neonates in NICUs nationwide. The findings of this study have helped to fuel national efforts to reduce the growing problem of neonatal abstinence in the United States. In a third paper, BMI (body mass index) curves for preterm infants, published in Pediatrics, we provided a set of validated reference curves (gender-specific) to track changes in BMI for prematurely born infants cared for in the NICU. We have continued our collaboration with neonatal health care providers who want to solve important clinical questions using our clinical data warehouse and this has resulted in an additional 16 papers published in peer reviewed journals during 2015.

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

•

Our pediatric cardiology research continues to rapidly develop. Our groups are currently evaluating the role of newborn screening for congenital cardiac disease in collaboration with many of our neonatology practices. This study will enroll approximately 6,000 infants and will be completed during 2016. In addition, a study that examines the relationship between long QTc Syndrome and both unilateral and bilateral sensorineural hearing loss is underway. Many of our pediatric cardiology practices are involved in a variety of important collaborative research studies as part of both regional and national projects. Among these projects is our involvement in a decade long multicenter partnership with other children’s hospitals, funded by the American Heart Association, assessing health related quality of life outcomes in children with congenital and acquired heart disease. Our cardiology team recently joined the prestigious Pediatric Heart Network, a subsidiary of the National Heart Lung Blood Institute to evaluate the use of certain drugs following surgical procedures for children with complex congenital heart defects in order to improve exercise performance.

•

In anesthesiology, we both conduct and support clinical research across a spectrum of clinical efficacy, quality, therapeutic and device investigations, all with the goal of bringing better care to our patients. Our findings are shared throughout the medical community through peer-reviewed literature, presentation at national medical meetings and through educational venues. Our anesthesiology practices are currently engaged in more than 50 clinical trials in a variety of specialty areas across eight states. These range from anesthesia investigator initiated to quality/hospital database inquiry to industry-sponsored trials. We use our quality initiative tool, Quantum, to assess quality metrics and provide feedback to our clinicians. This database currently has over 1,000,000 audited patient encounters that enable us to illustrate and investigate best practices in anesthesia care in community based healthcare systems. Publications utilizing data from Quantum are in submission, and clinical trial results are now being accepted for publication. In addition, multiple presentations were given at national, regional and local meetings. We are well positioned to attract clinical trial sponsors, given our rich patient base and our pool of physician investigators.

•

In radiology, we have developed data analytic capabilities utilizing the radiology studies within our extensive database to evaluate information and provide evidence-base insights to key decision makers at healthcare systems regarding imaging utilization and clinical outcomes. Our radiology data provides us the ability to analyze disparate data and synthesize this into actionable findings. Through the use of this data, we have the insight to measure and demonstrate clinical quality, value and performance to our customers and third-party payors.

•

We also continue to publish research based on data from our clinical information systems, our clinical trials, and from our individual practice efforts. In 2015, more than 40 peer-reviewed papers were published as a result of this research addressing many different areas of neonatal, maternal-fetal, and pediatric cardiology care and approximately four publications were completed for anesthesiology with more data under review for publication. Our clinical data warehouse has also remained a major reference source at a national level, and continued to be highlighted and cited in several publications, as well as in numerous national forums and presentations during 2014. Our clinical data warehouse now has accumulated clinical information from more than 1 million infants and more than 19 million patient days and is frequently used in collaboration with universities and government agencies.

•

Continuous Quality Improvement. Continuous quality improvement initiatives are important for all of our physician specialties. As part of our dedication to improving quality across our affiliated practices, we provide our clinicians with powerful information resources. Our physicians have access to accumulated data and robust software tools that enable them to compare their practices to our national practice network across a variety of activity and outcome metrics. From these comparisons, our physicians can identify areas for improvement, and then systematically monitor, study, learn and implement change. We believe that our initiatives in continuous quality improvement have contributed to better patient care. For example, we have an “Outliers” program in place to identify our performance against quality metrics that allows us to pair higher and lower performers who partner to find solutions to eliminate actual or perceived gaps in quality of care. This often involves partnership with our healthcare system and hospital partners to address problems that require collaborative solutions.

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

For anesthesia care, through our quality initiative tool, we measure and assess more than 80 performance, quality, outcome, and patient satisfaction metrics. Our performance metrics, including efficiency and timeliness are crucial in improving the patient experience of care, optimizing the use of healthcare resources and controlling healthcare costs. An example is the decrease in post-anesthesia care unit length of stay due to the use of a protocol designed to significantly decrease nausea and vomiting after anesthesia. Our quality metrics are analyzed to include standard clinical outcome reporting, trend analysis and threshold performance, all of which are provided to our individual physicians. The quality committees and medical directors of the practices manage quality improvement programs and drive best practices that are adapted to the needs of the local care setting. Patient satisfaction is measured in the postoperative period to assess overall satisfaction, specific outcomes of anesthetic procedures and to understand the patient perception of quality of care. The Quantum Quality Tool was acknowledged for its excellence by CMS as it was certified as a Qualified Clinical Data Registry (“QCDR”) that will now be used to report quality metrics for over 2,500 clinicians to our government. There are only five QCDRs in the country certified by CMS for anesthesiology.

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

Our primary quality improvement program within our anesthesiology practices is our unique, multidisciplinary high reliability organization training (“HRO”) program, with the overarching goal of creating a culture of safety and establishing an expectation of accountability. Our HRO program trains clinicians through onsite assessment and coaching, teamwork, leadership training and safety tool development. Our clinicians also use the patient safety culture assessment tools sponsored by the Agency for Healthcare Research and Quality. Further, our surgical and nursing colleagues participate in our HRO program, both as team members and to provide feedback on our performance. To date, we have made quantifiable safety improvements in teamwork, communication and the use of safety tools such as checklists and protocols. Further, we have developed a real time near miss reporting phone application that has facilitated systemic improvements in our hospital and ambulatory care settings with our partners.

In addition, we have created a NICU patient safety program based on the concepts of HRO that will begin a wide scale “train the trainer” program in 2016 to be able to more efficiently and effectively spread and implement the principles of patient safety, teamwork and communication to foster our safety culture.

•

Continuing Medical Education. We also make extensive physician continuing medical education and continuing nursing education resources available to our affiliated clinicians in an effort to ensure that they have access to current treatment methodologies. As an accredited provider for clinicians, we offer live continuing medical education through what we believe is one of the premier conferences in neonatal medicine—NEO: The Conference for Neonatology. In 2015, we also held our Specialty

Review in Neonatology course, which provides a broad review of the entire subspecialty of neonatal medicine. These two meetings, each held annually, had more than 1,000 attendees in 2015. In addition to live educational opportunities, we also offer online education through “Pediatrix University—A University Without Walls®,” an interactive educational website, which we continue to enhance with live presentations that are recorded at our various in person conferences. In anesthesiology, ongoing medical education is crucial to our clinicians in order for them to stay abreast of the latest techniques, procedures, therapies and devices used in the perioperative period and to drive evidence-based best practices, guidelines, checklists and protocols. We accomplish this through a variety of formats including web-based and traditional meeting-based medical education. Our meeting-based medical education focuses on medical knowledge but also provides an opportunity for clinical skills workshops. Simulation has become increasingly important to support a variety of efforts including critical event scenarios, teamwork practice and maintenance of certification in anesthesia.

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

•

Compliance. We provide a multi-faceted compliance program that is designed to assist our affiliated practice groups in complying with the increasingly complex laws, rules and regulations that govern the provision of healthcare services.

•	Other Services. We also provide management information systems, facilities management, legal support, marketing support and other services to our affiliated physicians and affiliated practice groups.

OUR INFORMATION SYSTEMS

We maintain several information systems that support our day-to-day operations, ongoing clinical research and business analysis. Since inception, our clinical information systems have accumulated clinical information from more than 19 million daily progress records relating to over 1 million discharged patients.

•

BabySteps®. BabySteps is an electronic health record system used by our affiliated neonatal physicians to record clinical progress notes and certain laboratory and radiology reports electronically and provides a decision tree to assist them in certain situations with the selection of appropriate billing codes.

•

Clinical Data Warehouse. BabySteps enables our affiliated practices to capture a consistent set of clinical information about the patients we treat. We de-identify and transfer information from our electronic health records that reside in BabySteps to our “clinical data warehouse” that now includes more than 1 million neonatal health records. With comprehensive reporting tools, our physicians are able to use this information to benchmark outcomes, enhance clinical decision-making and advance best practices at the bedside. Using a variety of clinical performance markers, our de-identified data warehouse also helps us track medication and procedure interactions, link treatments to outcomes and identify opportunities to enhance patient outcomes. Our clinical data warehouse also helps us to identify prospective clinical trials and continuous quality improvement initiatives.

•

Quantum®. Quantum Clinical Navigation Systems (“Quantum”) is the quality metric acquisition and database tool that is being implemented throughout our anesthesiology physician practices. Quantum collects patient level data in real time through the continuum of care and includes over 1 million audited patient encounters. Over 80 quantifiable metrics assess patient satisfaction, efficiency, physician performance and quality indicators. The data is then stored, analyzed and reported to physicians and hospitals. Our clinicians use the data, along with evidence-based medicine, to develop and implement best practices and standard operating procedures, for educational programs and for providing quality metrics to our hospital partners, all with the goal of improving outcomes and efficiency and ensuring patient satisfaction. In April 2015, Quantum was certified by CMS as a Qualified Clinical Data Registry (“QCDR”), a reporting mechanism available for the Physician Quality Reporting System, the CMS program that uses a combination of incentive payments and payment adjustments to promote reporting of quality measures. CMS qualified Quantum to report over 30 performance metrics to be included in the QCDR. In 2016, we plan to significantly increase the acquisition, data-basing and use of quality data as all of our anesthesiology clinicians will be reporting quality metrics for almost 2 million patient encounters to be managed within the Quantum QCDR.

•

Nextgen®. We have licensed the Nextgen Electronic Medical Record (“EMR”) and Electronic Patient Management (“EPM”) system for our office-based physicians to record clinical documentation related to their patients and manage the revenue cycle for our office-based practices. This system has the ability to provide benefits to our office-based practices that are similar to what BabySteps provides to our neonatology practices, including decision trees to assist physicians with the selection of appropriate billing codes, promotion of consistent documentation, and data for research and education. We are continuing the process of implementing EMR and EPM in all of our office-based maternal-fetal and pediatric cardiology practices. The version of our Nextgen system currently being used has been certified as a Complete Electronic Health Record system by the Certification Commission for Health Information Technology, in accordance with the applicable certification criteria adopted by the Secretary of Health and Human Services that support the Stage 1 meaningful use measures required to qualify eligible providers and hospitals for funding under the American Recovery and Reinvestment Act (“ARRA”).

•

eCCAP. Our electronic charge capture system is used to appropriately record and bill for pediatric intensive care clinicians, hospitalist clinicians and other clinical care providers. We also use administrative data derived from this system to drive quality assurance and quality improvement programs.

•

vRad Clinical Data Warehouse. Our extensive database of more than 30 million radiology studies, supported by a significantly advanced Picture Archiving and Communication System, or PACS, is used in our teleradiology technology and proprietary workflow platform allowing our more than 350 affiliated radiologists to more easily review imaging studies while obtaining remote access around the clock. Using PACS, we interpret over 5 million patient studies and process over 1.3 billion images annually.

•

Pediatrix University® and American Anesthesiology University. In addition to providing continuing education, our web-based education platforms also function as important educational adjuncts to our affiliated physician groups, providing a rich source of ongoing medical education for our physicians and enabling physicians to discuss cases with one another through various clinical resources.

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

Hospitals and Other Customers

Our relationships with our hospital partners and other customers are critical to our operations. We have been retained by over 500 hospitals to staff and manage clinical activities within specific hospital-based units and other departments. Our affiliated physicians are important components of obstetric, pediatric and surgical services provided at hospitals. Our hospital-based focus enhances our relationships with hospitals and creates opportunities for our affiliated physicians to provide patient care in other areas of the hospital. For example, our physicians may provide care in emergency rooms, nurseries, intensive care units and other departments where access to specialized obstetric, pediatric and anesthesia care may be critical. Because hospitals control access to their units and operating rooms through the awarding of contracts and hospital privileges, we must maintain good relationships with our hospital partners. Our hospital partners benefit from our expertise in managing critical care units and other settings staffed with physician specialists, including managing variable admission rates, operating costs, complex reimbursement systems and other administrative burdens. We work with our hospital partners to enhance their reputation and market our services to referring physicians within the communities served by those hospitals. We also provide radiology physician services to hospitals and other physician groups. In addition, our affiliated physicians work with our hospital partners to develop integrated services programs for solutions within the services we provide. Integrated programs provide our hospital partners and us with incremental growth and result in a broader spectrum of care across our specialties and permit us to extend our patient service lines into our existing markets. Our relationships with our hospital partners are continually evolving with the goal of being viewed by them as a solutions provider across all of our specialties.

Under our contracts with hospitals, we have the responsibility to manage, in many cases exclusively, the provision of physician services for hospital-based units, such as NICUs, and other hospital settings. We typically are responsible for billing patients and third-party payors for services rendered by our affiliated physicians separately from other related charges billed by the hospital or other physicians to the same payors. Some of our hospital contracts require hospitals to pay us administrative fees. Some contracts provide for fees if the hospital does not generate sufficient patient volume in order to guarantee that we receive a specified minimum revenue level. We also receive fees from hospitals for administrative services performed by our affiliated physicians providing medical director services at the hospital. Administrative fees accounted for approximately 8% of our net revenue during 2015. Some of our contracts with hospitals require us to indemnify them and their affiliates for losses resulting from the negligence of our affiliated physicians. Our hospital contracts typically have terms of one to three years which can be terminated without cause by either party upon prior written notice, and renew automatically for additional terms of one to three years unless terminated early by any party. While we have in most cases been able to renew these arrangements, hospitals may cancel or not renew our arrangements, or reduce or eliminate our administrative fees in the future.

Third-Party Payors

Our relationships with government-sponsored or funded healthcare programs (“GHC Programs”), including Medicare and Medicaid, and with managed care organizations and commercial health insurance payors are vital to our business. We seek to maintain professional working relationships with our third-party payors, streamline the administrative process of billing and collection, and assist our patients and their families in understanding their health insurance coverage and any balances due for co-payments, co-insurance, deductibles or benefit limitations. In addition, through our quality initiatives and continuing research and education efforts, we have sought to enhance clinical care provided to patients, which we believe benefits third-party payors by contributing to improved patient outcomes and reduced long-term health system costs.

We receive compensation for professional services provided by our affiliated physicians to patients based upon rates for specific services provided, principally from third-party payors. Our billed charges are substantially the same for all parties in a particular geographic area, regardless of the party responsible for paying the bill for our services, but the payments we receive vary among payors. A significant portion of our net revenue is received from GHC Programs, principally state Medicaid and federal Medicare programs.

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

The Centers for Medicare & Medicaid Services (“CMS”) adopted a rule under the Patient Protection and Affordable Care Act (“ACA”) that generally allowed physicians who provided eligible primary care services to Medicaid beneficiaries to be paid at the Medicare reimbursement rates in effect in calendar years 2013 and 2014, or if greater, the rates that would have been applicable in those years calculated using the 2009 Medicare conversion factor, instead of state-established Medicaid reimbursement rates. Generally, state Medicaid reimbursement rates are also lower than federally-established Medicare rates. Federal funding for the enhanced Medicaid payments is no longer available for dates of service beyond December 31, 2014. Although there have been advocacy efforts at both the federal and state level working with legislators to continue this program, to date, only a limited number of states either extended this program, at least in part, for a limited period of time or increased their base Medicaid rates. The ACA also allows states to expand their Medicaid programs through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historical eligibility levels to 133% of the federal poverty level. To date, however, 16 states have expressed their intent not to expand Medicaid eligibility to cover this low income patient population, and four states are still considering whether to adopt the Medicaid expansion. A limited number of states have obtained waivers from CMS to expand Medicaid eligibility in a manner that is different than that prescribed by the ACA while still allowing them to access federal matching funds. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household income is at or below 133% of the federal poverty level. See Item 1A. Risk Factors—“State budgetary constraints could have an adverse effect on our reimbursement from Medicaid programs” and “The ACA may have a significant effect on our business.”

Medicare is a health insurance program primarily for individuals 65 years of age and older, certain younger individuals with certain disabilities and individuals with end-stage renal disease. The program is available without regard to income or assets (with means-tested premiums for beneficiaries with relatively high incomes) and offers beneficiaries different ways to obtain their medical benefits. The most common option selected today by Medicare beneficiaries is the traditional fee-for-service payment system. The other options include managed care, preferred provider organizations, private fee-for-service and specialty plans. Medicare compensation rates are generally much lower in comparison to private-sector health plans. Because we provide anesthesia services to a wide array of patients, including Medicare beneficiaries, a portion of our patients’ services are reimbursed by Medicare.

In order to participate in government programs, we and our affiliated practices must comply with stringent and often complex standards, including enrollment and reimbursement requirements. Different states also impose varying standards for their Medicaid programs. See “Government Regulation—Government Reimbursement Requirements.”

We also receive compensation pursuant to contracts with commercial payors that offer a wide variety of health insurance products, such as health maintenance organizations, preferred provider organizations and exclusive provider organizations that are subject to various state laws and regulations, as well as self-insured organizations subject to federal Employee Retirement Income Security Act (“ERISA”) requirements. We seek to secure mutually agreeable contracts with payors that enable our affiliated physicians to be listed as in-network participants within the payors’ provider networks. We generally contract with commercial payors through our affiliated professional contractors. Subject to applicable laws, rules and regulations, the terms, conditions and compensation rates of our contracts with commercial third-party payors are negotiated and often vary across markets and among payors. In some cases, we contract with organizations that establish and maintain provider networks and then rent or lease such networks to the actual payor. Our contracts with commercial payors typically provide for discounted fee-for-service arrangements and grant each party the right to terminate the contracts without cause upon prior written notice. In addition, these contracts generally give commercial payors the right to audit our billings and related reimbursements for professional and other services provided by or through our affiliated physicians.

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

Our business corporations and affiliated professional contractors employ or contract with physicians to provide clinical services in certain states and Puerto Rico. In most of our affiliated practice groups, each physician has entered into an employment agreement with us or one of our affiliated professional contractors providing for a base salary and incentive bonus eligibility and typically having a term of three to seven years. We are typically responsible for billing patients and third-party payors for services rendered by our affiliated physicians and, with respect to services provided in a hospital, separately from other charges billed by hospitals to the same payors. Each physician must hold a valid license to practice medicine in the state in which he or she provides patient care and must become a member of the medical staff, with appropriate privileges, at each hospital at which he or she practices. Substantially all the physicians employed by us or our affiliated professional contractors have agreed not to compete within a specified geographic area during employment and for a certain period after termination of employment. Although we believe that the non-competition covenants of our affiliated physicians are reasonable in scope and duration and therefore enforceable under applicable state laws, we cannot predict whether a court or arbitration panel would enforce these covenants in any particular case. Our hospital contracts also typically require that we and the physicians performing services maintain minimum levels of professional and general liability insurance. We negotiate those policies and contract and pay the premiums for such insurance on behalf of the physicians.

Each of our affiliated professional contractors has entered into a comprehensive management agreement with a subsidiary of MEDNAX as the manager. These agreements are long-term in nature, and in most cases permanent, subject only to a right of termination by the manager (except in the case of gross negligence, fraud or illegal acts of the manager). Under the terms of these management agreements, and subject to state laws and other regulations, the manager is typically paid for its services based on the performance of the applicable practice group. See “Government Regulation—Fee Splitting; Corporate Practice of Medicine.”

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

GOVERNMENT REGULATION

The healthcare industry is governed by a framework of federal and state laws, rules and regulations that are extensive and complex and for which, in many cases, the industry has the benefit of only limited judicial and regulatory interpretation. If we or one of our affiliated practice groups or service businesses is found to have violated these laws, rules or regulations, our business, financial condition and results of operations could be materially, adversely affected. Moreover, the ACA contains numerous provisions that are reshaping the United States healthcare delivery system, and healthcare reform continues to attract significant legislative interest, legal challenges, regulatory activity, new approaches and public attention that create uncertainty and the potential for additional changes. Healthcare reform implementation, additional legislation or regulations, and other changes in government policy or regulation may affect our reimbursement, restrict our existing operations, limit the expansion of our business or impose additional compliance requirements and costs, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. See Item 1A. Risk Factors—“The ACA may have a significant effect on our business.”

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

Fraud and Abuse Provisions

Existing federal laws, as well as similar state laws, governing Medicare, Medicaid and other GHC Programs, impose a variety of fraud and abuse prohibitions on healthcare companies like us. These laws are interpreted broadly and enforced aggressively by multiple government agencies, including the Office of Inspector General of the Department of Health and Human Services, the Department of Justice (“DOJ”) and various state agencies. In addition, in the Deficit Reduction Act of 2005, Congress established a Medicaid Integrity Program to enhance federal and state efforts to detect Medicaid fraud, waste and abuse and to provide financial incentives for states to enact their own false claims legislation as an additional enforcement tool against Medicaid fraud and abuse. Since then, a growing number of states have enacted or expanded their healthcare fraud and abuse laws.

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

In addition, federal and state agencies that administer healthcare programs have at their disposal statutes, commonly known as “civil money penalty laws,” that authorize substantial administrative fines, along with legal and regulatory provisions that can lead to exclusion from participation in government programs, in cases where an individual or company filed a false claim, caused a false claim to be filed, or knew or should have known that the claim was false or fraudulent. As under the FCA, it often is not necessary for the agency to show that the claimant had actual knowledge that the claim was false or fraudulent in order to impose these penalties and remedies.

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

If we or our affiliated professional contractors were excluded from participation in any GHC Programs, not only would we be prohibited from submitting claims for reimbursement under such programs, but we also would be unable to contract with other healthcare providers, such as hospitals, to provide services to them. It could also adversely affect our or our affiliated professional contractors’ ability to contract with, or obtain payment from, non-governmental payors.

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

Government Reimbursement Requirements

In order to participate in the Medicare program and in the various state Medicaid programs, we and our affiliated physician practices must comply with stringent and often complex enrollment and reimbursement requirements. Moreover, different states impose varying standards for their Medicaid programs. While our compliance program requires that we and our affiliated physician practices adhere to the laws, rules and regulations applicable to the government programs in which we participate, our failure to comply with these laws, rules and regulations could negatively affect our business, financial condition and results of operations. See “Government Regulation—Fraud and Abuse Provisions,” “Government Regulation—Compliance Program,” “Government Investigations” and “Other Legal Proceedings,” and Item 1A. Risk Factors — “Government-funded programs or private insurers may limit, reduce or make retroactive adjustments to reimbursement amounts or rates,” “We may become subject to billing investigations by federal and state government authorities” and “The healthcare industry is highly regulated, and government authorities may determine that we have failed to comply with applicable laws, rules or regulations.”

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

Antitrust

The healthcare industry is subject to close antitrust scrutiny. The Federal Trade Commission (“FTC”), the DOJ and state Attorneys General all actively review and, in some cases, take enforcement action against business conduct and acquisitions in the healthcare industry. Violations of antitrust laws may be punishable by substantial penalties, including significant monetary fines, civil penalties, criminal sanctions, consent decrees and injunctions prohibiting certain activities or requiring divestiture or discontinuance of business operations. Any of these penalties could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

HIPAA and Other Privacy Laws

Numerous federal and state laws, rules and regulations govern the collection, dissemination, use, security and confidentiality of personal information. For example, the federal Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), and its implementing regulations govern the use, disclosure and security of protected health information (“PHI”) and violations of HIPAA are punishable by monetary fines, civil penalties and, in some cases, criminal sanctions. As part of our business operations, including in connection with medical record keeping, third-party billing, research and other services, we and our affiliated physician practices collect and maintain PHI regarding patients, which subjects us to compliance with HIPAA requirements.

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

In addition, Congress enacted the Health Information Technology for Economic and Clinical Health Act (“HITECH”) as part of the ARRA. Among other changes to the laws governing PHI, HITECH strengthened and expanded HIPAA requirements, increased penalties for violations, gave patients new rights to restrict uses and disclosures of their health information and imposed a number of privacy and security requirements directly on our “Business Associates,” which are third-parties that perform functions or services for us or on our behalf that involve the use or disclosure of PHI. Under HITECH, Covered Entities are required to report any unauthorized use or disclosure of PHI that meets the definition of a breach to the affected individuals, HHS and, depending on the number of affected individuals, the media for the affected market. In addition, HITECH requires that Business Associates report breaches to their Covered Entity customers. HITECH also authorizes state Attorneys General to bring civil actions in response to violations of HIPAA that threaten the privacy of state residents. We have adopted privacy policies and procedures designed to comply with the applicable requirements set forth in HITECH.

In addition to the federal HIPAA and HITECH requirements, numerous state and certain other federal laws protect the confidentiality of patient information and other personal information, including state medical privacy laws, state social security number protection, state data breach notification laws, state genetic privacy laws, human subjects research laws and federal and state consumer protection laws. In some cases, state laws are more stringent than HIPAA and are not preempted by the federal requirements.

These requirements are also subject to change. Compliance with new privacy and security laws, regulations and requirements may result in increased operating costs, and may constrain or require us to alter our business model or operations. For example, HITECH further restricted our ability to collect, disclose and use sensitive personal information and imposed additional compliance requirements on us.

HIPAA Transaction Requirements

In addition to privacy and data security regulations, HIPAA and its implementing regulations establish electronic data transmission standards that all healthcare providers must use for electronic healthcare transactions. For example, claims for reimbursement that are transmitted electronically to third-party payors must comply with specific formatting standards, and these standards apply whether the payor is a government or a private entity. Effective October 1, 2015, we began reporting, as required, medical diagnoses under new International Classification of Diseases, 10th Edition, (“ICD-10”), which replaced the International Classification of Diseases, 9th Edition, (“ICD-9”), medical coding diagnosis codes. ICD-10 codes are different from ICD-9 codes and require entities to code with much greater detail and specificity than ICD-9 codes. If claims are not reported properly under ICD-10 due to technical or coding errors or other implementation issues involving systems, including ours and those of our third-party payors, there can be a delay in the processing and payment of such claims, or a denial of such claims, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

Compliance Program

We maintain a compliance program that includes the established elements of an effective program and reflects our commitment to complying with all laws, rules and regulations applicable to our business and that meets our ethical obligations in conducting our business (the “Compliance Program”). We believe our Compliance Program provides a solid framework to meet this commitment and our obligations as a provider of healthcare services, including:

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

GOVERNMENT INVESTIGATIONS

We expect that audits, inquiries and investigations from government authorities, agencies, contractors and payors will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

OTHER LEGAL PROCEEDINGS

In the ordinary course of our business, we become involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by our affiliated physicians. Our contracts with hospitals generally require us to indemnify them and their affiliates for losses resulting from the negligence of our affiliated physicians and other clinicians. We may also become subject to other lawsuits that could involve large claims and significant defense costs. We believe, based upon a review of pending actions and proceedings, that the outcome of such legal actions and proceedings will not have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. The outcome of such actions and proceedings, however, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

Although we currently maintain liability insurance coverage intended to cover professional liability and certain other claims, we cannot ensure that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us in the future where the outcomes of such claims are unfavorable to us. With respect to professional liability risk, we self-insure a significant portion of this risk through our wholly owned captive insurance subsidiary. Liabilities in excess of our insurance coverage, including coverage for professional liability and certain other claims, could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. See “Professional and General Liability Coverage.”

PROFESSIONAL AND GENERAL LIABILITY COVERAGE

We maintain professional and general liability insurance policies with third-party insurers generally on a claims-made basis, subject to deductibles, self-insured retention limits, policy aggregates, exclusions, and other restrictions, in accordance with standard industry practice. We believe that our insurance coverage is appropriate based upon our claims experience and the nature and risks of our business. However, we cannot predict whether any pending or future claim would be successful or, if successful, would not exceed the limits of available insurance coverage.

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

EMPLOYEES AND PROFESSIONALS UNDER CONTRACT

In addition to the over 3,240 practicing physicians affiliated with us as of December 31, 2015, we employed or contracted with approximately 3,245 other clinical professionals and approximately 5,400 other full-time and part-time employees.

GEOGRAPHIC COVERAGE

We provide physician services in 35 states, including Alaska, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Indiana, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Mississippi, Missouri, Montana, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and West Virginia, and Puerto Rico. During 2015, approximately 54% of our net revenue was generated by operations in our five largest states. Our operations in Texas accounted for approximately 20% of our net revenue for the same period. Although we continue to seek to diversify the geographic scope of our operations, primarily through acquisitions of physician group practices, we may not be able to implement successfully or realize the expected benefits of any of these initiatives. Adverse changes or conditions affecting states in which our operations are concentrated, such as healthcare reforms, changes in laws, rules and regulations, reduced Medicare or Medicaid reimbursements, an increase in the income level required to qualify for government healthcare programs or government investigations, may have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

In addition, through our complementary service businesses, we provide revenue cycle management and consulting services to healthcare facilities and physicians nationwide. We also provide outsourced radiology and telemedicine services to over 2,100 client hospital, health system and radiology group facilities across all 50 states, the District of Columbia and Puerto Rico.

SERVICE MARKS

We have registered with the United States Patent and Trademark Office the service marks “MEDNAX National Medical Group and Design,” “Pediatrix Medical Group and Design,” “Obstetrix Medical Group and Design,” “American Anesthesiology and Design,” “BabySteps,” the “Baby Design,” “Quality Steps,” “Quantum Clinical Navigation System,” “iNewborn,” “NEO Conference and Design,” “MedData” and “vRad,” among others.

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

Our business is subject to a number of factors that could materially affect future developments and performance. In addition to factors affecting our business that have been described elsewhere in this Form 10-K, any of the following risks could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

Economic conditions could have an adverse effect on our business.

Although economic conditions in the United States have gradually improved, the number of unemployed and under-employed workers remains significant. During the year ended December 31, 2015, the percentage of our patient service revenue being reimbursed under GHC Programs increased as compared to the year ended December 31, 2014. We could experience additional shifts toward GHC Programs, and patient volumes could decline if economic conditions do not continue to improve or if they deteriorate. Adverse economic conditions could also lead to additional increases in the number of unemployed and under-employed workers and a decline in the number of private employers that offer healthcare insurance coverage to their employees. Employers that do offer healthcare coverage may increase the required contributions from employees to pay for their coverage and increase patient responsibility amounts. In addition, certain private payors’ poor experience with the healthcare insurance exchanges may result in those payors exiting the health care exchange marketplace. As a consequence, the number of patients who participate in GHC Programs or are uninsured could increase. Payments received from GHC Programs are substantially less than payments received from private healthcare insurance programs (managed care and other third-party payors). A payor mix shift from private healthcare insurance programs to GHC programs may result in an increase in our estimated provision for contractual adjustments and uncollectibles and a corresponding decrease in our net revenue, as well as a significant reduction in our average reimbursement rates. In addition, due to the rising costs of managed care premiums and patient responsibility amounts, we may experience increased bad debt due to patients’ inability to pay for certain services. Further, it remains uncertain whether the ACA will ultimately increase or decrease the number of our patients with private healthcare insurance, obtained either through employers or the health insurance exchanges. Payments under policies issued through the healthcare exchanges may be less than payments from private healthcare insurance programs.

State budgetary constraints could have an adverse effect on our reimbursement from Medicaid programs.

As a result of recent economic conditions, many states are continuing to collect less revenue than they did in prior years and as a consequence are facing budget shortfalls and underfunded pension and other obligations. Although shortfalls have been declining in more recent budgetary years, they are still significant by historical standards. The financial condition of the states in which the Company does business could lead to reduced or delayed funding for Medicaid programs and, in turn, reduced or delayed reimbursement for physician services, which could adversely affect our results of operations, cash flows and financial condition.

The birth rate in the United States may decline.

Final birth data for 2014 indicate that total births in the United States increased by approximately 1% compared to 2013 and 2012. Although the provisional data for the full year of 2015 are not yet available, we expect that birth trends may have stabilized or increased slightly. However, future declines in births are possible and could have an adverse effect on our patient volumes and revenue.

The ACA may have a significant effect on our business.

The ACA contains a number of provisions that have affected us and may continue to affect us over the next several years. These provisions include the establishment of health insurance exchanges to facilitate the purchase of qualified health plans, expanded Medicaid eligibility, subsidized insurance premiums and additional requirements and incentives for businesses to provide healthcare benefits. Other provisions have expanded the scope and reach of FCA and other healthcare fraud and abuse laws.

The ACA contains numerous other measures that could also affect us. For example, payment modifiers are being developed that will differentiate payments to physicians under federal healthcare programs based on quality and cost of care. In addition, other provisions authorize voluntary demonstration projects relating to the bundling of payments for episodes of hospital care and the sharing of cost savings achieved under the Medicare program. As directed by the ACA, CMS also has established a Medicare Shared Savings Program (“MSSP”) that allows physicians, hospitals and other healthcare providers to coordinate care for Medicare beneficiaries through Accountable Care Organizations (“ACOs”). ACOs are entities consisting of healthcare providers and suppliers organized to deliver services to Medicare beneficiaries and eligible under the MSSP to receive a share of any cost savings the entity can achieve by delivering services to those beneficiaries at a cost below a set baseline and based upon established quality of care standards. We will continue to evaluate the impact of the MSSP on our business and operations. Many of the ACA’s most significant reforms, such as the establishment of state-based and federally facilitated insurance exchanges that provide a marketplace for eligible individuals and small employers to purchase healthcare insurance, only became effective in the beginning of 2014. Following three enrollment periods, the most recent of which ran through January 31, 2016, it has been projected that approximately 10 million people, including new applicants and returning customers, are enrolled. In some cases, patients’ responsibility for costs related to healthcare plans obtained through the insurance exchanges may be high and could increase in the future, and we may experience increased bad debt due to patients’ inability to pay for certain services.

The ACA also allows states to expand their Medicaid programs through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historic eligibility levels to 133% of the federal poverty level. As of January 12, 2016, 31 states and the District of Columbia are implementing the expansion of Medicaid eligibility. In addition, a limited number of states have obtained waivers from CMS to expand Medicaid eligibility in a manner that is different from that prescribed by the ACA while still allowing them to access federal matching funds, 16 states have expressed their intent not to expand Medicaid eligibility and four states are still considering whether to adopt the Medicaid expansion. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household incomes are at or below 133% of the federal poverty level. As a result of these and other uncertainties, we cannot predict whether there will be more uninsured patients than was anticipated when the ACA was enacted.

Federal and state agencies are expected to continue to develop regulations and implement provisions of the ACA. However, given the complexity and the number of changes expected as a result of the ACA, as well as the implementation timetable and delays for many of them, we cannot predict the ultimate impacts of the ACA, as they may not be known for several years. The ACA also remains subject to continuing legislative scrutiny, including efforts by Congress to amend or repeal a number of its provisions, as well as administrative actions delaying the effectiveness of key provisions. In addition, there have been lawsuits filed by various stakeholders pertaining to certain portions of the ACA that may have the effect of modifying or altering various parts of the law. As a result, we cannot predict with any assurance the ultimate effect of the ACA on our Company, nor can we provide any assurance that its provisions will not have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

Expanding eligibility of government-sponsored programs could adversely affect our reimbursement.

In February 2009, Congress reauthorized the State Children’s Health Insurance Program (“SCHIP”) through September 2013 and expanded its eligibility coverage. The ACA extended the reauthorization through September 2015. On April 16, 2015, President Obama signed into law the “Medicare Access and CHIP Reauthorization Act of 2015” (“MACRA”), which extends SCHIP for two more years. Further expansion of SCHIP eligibility and the ACA’s expansion of Medicaid coverage could cause patients who otherwise would have participated in private healthcare insurance programs to participate in GHC Programs. Additional reform efforts could change the eligibility requirements for Medicaid and for other GHC Programs and could increase the number of patients who participate in such programs or the number of uninsured patients. Payments received from government-sponsored programs are substantially less than payments received from private healthcare insurance programs

(managed care and other third-party payors). A shift in the mix of our payors from private healthcare insurance programs to government payors may result in an increase in our estimated provision for contractual adjustments and uncollectibles and a corresponding decrease in our net revenue, as well as a significant reduction in our average reimbursement rates.

Government-funded programs or private insurers may limit, reduce or make retroactive adjustments to reimbursement amounts or rates.

A significant portion of our net revenue is derived from payments made by GHC Programs, principally Medicare and Medicaid. These government-funded programs, as well as private insurers, have taken and may continue to take steps, including a movement toward increased use of managed care organizations, value-based purchasing, and new patient care models to control the cost, eligibility for, use and delivery of healthcare services as a result of budgetary constraints and cost containment pressures due to unfavorable economic conditions, rising healthcare costs and for other reasons, including those described above under Item 1. Business—“Government Regulation—Government Reimbursement Requirements.” These government-funded programs and private insurers may attempt other measures to control costs, including bundling of services and denial of, or reduction in, reimbursement for certain services and treatments. In addition, increased consolidation among private insurers is resulting in fewer and larger third-party payors with increased negotiating power. As a result, payments from government programs or private payors may decrease significantly. Also, any adjustment in Medicare reimbursement rates may have a detrimental impact on our reimbursement rates not only for Medicare patients, but also for patients covered under Medicaid and other third-party payors, because a state’s Medicaid payments cannot exceed the payments it would have made had those patients been enrolled in traditional Medicare, and other third-party payors often base their reimbursement rates on a percentage of Medicare rates. Our business may also be materially affected by limitations on, or reductions in, reimbursement amounts or rates or elimination of coverage for certain individuals or treatments. Moreover, because government-funded programs generally provide for reimbursements on a fee-schedule basis rather than on a charge-related basis, we generally cannot increase our revenue from these programs through increases in the amount we charge for our services. To the extent our costs increase, we may not be able to recover our increased costs from these programs, and cost containment measures and market changes in non-government-funded insurance plans have generally restricted our ability to recover, or shift to non-governmental payors, these increased costs. In addition, funds we receive from third-party payors are subject to audit with respect to the proper billing for physician and ancillary services and, accordingly, our revenue from these programs may be adjusted retroactively. Any retroactive adjustments to our reimbursement amounts could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

In addition, Medicare reimbursement rates could be reduced due to statutory formulas. Presently, Medicare pays for all physician services based upon a national fee schedule which contains a list of uniform rates. The payment rates under the fee schedule are determined based on national uniform relative value units for the services provided, a geographic adjustment factor and a conversion factor. Historically, the fee schedule was adjusted annually based on a complex formula that was linked in part to the use of services by Medicare beneficiaries and the growth in gross domestic product. Since 2002, this formula resulted in negative payment updates under the fee schedule that grew increasingly larger, and Congress had to take repeated legislative action to reverse scheduled payment reductions. MACRA eliminated this complex formula and instead provided physicians with a 0.5% increase in Medicare reimbursement for the period from July 2015 through December 2015, and then 0.5% annual increases through 2019 as Medicare transitions to a payment system designed to reward physicians for the quality of care provided, rather than the quantity of procedures performed. Beginning in 2019, MACRA is intended to provide increased Medicare reimbursement for physicians who excel in meeting certain quality and cost metrics and to reduce Medicare reimbursement for physicians who are underperforming against those metrics. Physicians who are meaningful participants in alternative payment models will receive bonus payments pursuant to the law. Regulations interpreting MACRA are expected to be forthcoming over the next several years, and we will assess MACRA’s impact on our operations as these regulations are released. In addition, the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012, sets forth across-the-board cuts (“sequestrations”) to Medicare reimbursement rates which began in April 2013. These annual reductions of 2%, on average, apply to mandatory and discretionary spending and have been extended through 2025. Unless Congress takes action in the future to modify these sequestrations, Medicare reimbursements will be reduced by 2%, on average, annually.

On October 30, 2015, CMS issued a final rule that updates payment policies, payment rates and quality provisions for services furnished under the Medicare fee schedule on or after January 1, 2016. CMS finalized several new policies as well as finalized changes to several of the quality reporting initiatives that are associated with physician services payments. At this time we cannot predict the effect that these CMS changes will have on MEDNAX, nor can we provide any assurance that these CMS changes will not have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

We may become subject to billing investigations by federal and state government authorities.

Federal and state laws, rules and regulations impose substantial penalties, including criminal and civil fines, monetary penalties, exclusion from participation in government healthcare programs and imprisonment, on entities or individuals (including any individual corporate officers or physicians deemed responsible) that fraudulently or wrongfully bill government-funded programs or other third-party payors for healthcare services. CMS requires states to maintain a Medicaid Recovery Audit Contractor (“RAC”) program. States are required to contract with one or more eligible Medicaid RACs to review Medicaid claims for any overpayments or underpayments, and to recoup overpayments from providers on behalf of the state. In addition, federal laws, along with a growing number of state laws, allow a private person to bring a civil action in the name of the government for false billing violations. See Item 1. Business—“Government Regulation—Fraud and Abuse Provisions.” We believe that audits, inquiries and investigations from government agencies will occur from time to time in the ordinary course of our business, which could result in substantial costs to us and a diversion of management’s time and attention. We cannot predict whether any future audits, inquiries or investigations, or the public disclosure of such matters, would have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. See Item 1. Business—“Government Investigations.”

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

The healthcare industry and physicians’ medical practices, including the healthcare and other services that we and our affiliated physicians provide, are subject to extensive and complex federal, state and local laws, rules and regulations, compliance with which imposes substantial costs on us. Of particular importance are the provisions summarized as follows:

•

federal laws (including the federal FCA) that prohibit entities and individuals from knowingly or recklessly making claims to Medicare, Medicaid and other government-funded programs that contain false or fraudulent information or from improperly retaining known overpayments;

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

•

a provision of the Social Security Act, commonly referred to as the Stark Law, that, subject to certain exceptions, prohibits physicians from referring Medicare patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s family has a direct or indirect financial relationship (including a compensation arrangement) with the entity;

•	similar state law provisions pertaining to anti-kickback, fee splitting, self-referral and false claims, which typically are not limited to relationships involving government-funded programs;

•

provisions of HIPAA that prohibit knowingly and willfully executing a scheme or artifice to defraud a healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

federal and state laws related to confidentiality, privacy and security of personal information, including medical information and records, that limit the manner in which we may use and disclose that information, impose obligations to safeguard that information and require that we notify third parties in the event of a breach;

•	state laws that prohibit general business corporations from practicing medicine, controlling physicians’ medical decisions or engaging in certain practices, such as splitting fees with physicians;

•

federal and state laws governing participation in GHC Programs could result in denial of our application to become a participating provider or revocation of our participation or billing privileges, which in turn, could cause us to not be able to treat patients covered by the applicable program or prohibit us from billing for the treatment services provided to such patients;

•

federal and state laws that prohibit providers from billing and receiving payment from Medicare and Medicaid for services unless the services are medically necessary, adequately and accurately documented and billed using codes that accurately reflect the type and level of services rendered;

•

federal and state laws pertaining to the provision of services by non-physician practitioners, such as advanced nurse practitioners, physician assistants and other clinical professionals, physician supervision of such services and reimbursement requirements that may be dependent on the manner in which the services are provided and documented; and

•

federal laws that impose civil administrative sanctions for, among other violations, inappropriate billing of services to federally funded healthcare programs, inappropriately reducing hospital inpatient lengths of stay for such patients, or employing individuals who are excluded from participation in federally funded healthcare programs.

In addition, we believe that our business will continue to be subject to increasing regulation, the scope and effect of which we cannot predict. See Item 1. Business—“Government Regulation.”

We may in the future become the subject of regulatory or other investigations, audits or proceedings, and our interpretations of applicable laws, rules and regulations may be challenged. For example, regulatory authorities or other parties may assert that our arrangements with our affiliated professional contractors constitute fee splitting or the corporate practice of medicine and seek to invalidate these arrangements, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. See Item 1. Business—“Government Regulation—Fee Splitting; Corporate Practice of Medicine.” Regulatory authorities or other parties also could assert that our relationships, including fee arrangements, among our affiliated professional contractors, hospital clients or referring physicians violate the anti-kickback, fee splitting or self-referral laws and regulations or that we have submitted false claims or otherwise failed to comply with government program reimbursement requirements. See Item 1. Business—“Government Regulation—Fraud and Abuse Provisions” and “—Government Reimbursement Requirements.” Such investigations, proceedings and challenges could result in substantial defense costs to us and a diversion of management’s time and attention. In addition, violations of these laws are punishable by monetary fines, civil and criminal penalties, exclusion from participation in GHC Programs, and forfeiture of amounts collected in violation of such laws and regulations, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

Federal and state laws that protect the privacy and security of personal information may increase our costs and limit our ability to collect and use that information and subject us to liability if we are unable to fully comply with such laws.

Numerous federal and state laws, rules and regulations govern the collection, dissemination, use, security and confidentiality of personal information, including individually identifiable health information. These laws include:

•

Provisions of HIPAA that limit how covered entities and business associates may use and disclose PHI, provide certain rights to individuals with respect to that information and impose certain security requirements;

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

As part of our business operations, including our medical record keeping, third-party billing, research and other services, we collect and maintain PHI in paper and electronic format. Standards related to health information, whether implemented pursuant to HIPAA, HITECH, state laws, federal or state action or otherwise, could have a significant effect on the manner in which we handle personal information, including healthcare-related data, and communicate with payors, providers, patients and others, and compliance with these standards could impose significant costs on us or limit our ability to offer services, thereby negatively impacting the business opportunities available to us.

If we are alleged to not comply with existing or new laws, rules and regulations related to personal information we could be subject to litigation and to sanctions that include monetary fines, civil or administrative penalties, civil damage awards or criminal penalties.

Government authorities or other parties may assert that our business practices violate antitrust laws.

The healthcare industry is subject to close antitrust scrutiny. The FTC, the DOJ and state Attorneys General all actively review and, in some cases, take enforcement action against business conduct and acquisitions in the healthcare industry. Private parties harmed by alleged anticompetitive conduct can also bring antitrust suits. Violations of antitrust laws may be punishable by substantial penalties, including significant monetary fines, civil penalties, criminal sanctions, and consent decrees and injunctions prohibiting certain activities or requiring divestiture or discontinuance of business operations. Any of these penalties could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

Failure to manage third-party service providers may adversely affect our ability to maintain the quality of service that we provide.

We outsource a limited portion of our revenue cycle management functions to third-party service providers, but we may increase the amount of revenue cycle management functions we outsource in the future. These functions are generally performed in offshore locations, with our oversight. If our outsourcing partners fail to perform their obligations in a timely manner or at satisfactory quality levels or if they are unable to attract or retain sufficient personnel with the necessary skill sets to meet our offshoring needs, the quality of our services and operations could suffer. In addition, our reliance on a workforce in other countries exposes us to disruptions in the business, political and economic environment in those regions. Further, any changes to existing laws or the enactment of new legislation restricting offshore outsourcing in the United States may adversely affect our ability to outsource functions to third-party offshore service providers. Our ability to manage any difficulties encountered could be largely outside of our control. Diminished service quality from offshoring and outsourcing or our inability to utilize offshore service providers could have a material adverse effect on our business, financial condition, results of operations, cash flows and securities.

We may not find suitable acquisition candidates or successfully integrate our acquisitions. Our acquisitions may expose us to greater business risks and could affect our payor mix.

We have expanded and continue to seek to expand our presence in new and existing metropolitan areas by acquiring established neonatal, anesthesia care, maternal-fetal, pediatric cardiology and other complementary pediatric subspecialty physician group practices as well as a teleradiology services company. Also, both independently and in collaboration with our hospital partners, we may seek to expand into other specialties and subspecialties. In addition, we have recently acquired physician and other healthcare services companies that are complementary to our physician practices.

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

•

We may not be able to complete acquisitions of physician practices or services companies or we may complete acquisitions on less favorable terms as a result of changes in tax laws, financial market or other economic or market conditions.

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

•

We may acquire businesses that derive a greater portion of their revenue from GHC Programs than what we recognize on a consolidated basis or that have business models with lower operating margins than ours. These acquisitions could affect our overall payor mix or operating results in future periods.

•	Acquisitions of practices and services companies could entail financial and operating risks not fully anticipated. Such acquisitions could divert management’s attention and our resources.

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

In addition to our acquisition growth strategy, we seek opportunities for increasing revenue from our existing hospital- and office-based operations through same-unit and organic growth strategies. We also seek opportunities to grow organically outside of our existing operations. We may not be able to successfully execute our same-unit and organic growth strategies for reasons including the following:

•	We may not be able to expand the services that our affiliated physicians provide to our hospital partners or the services provided by our services companies to their customers.

•	We may not be able to attract referrals to our office-based practices or neonatology transports to our hospital-based units.

•	We may not be able to execute new contractual arrangements with hospitals, including through joint ventures, where we either currently provide or do not currently provide physician services.

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

In addition, information security risks have generally increased in recent years because of new technologies and the increased activities of perpetrators of cyber-attacks resulting in the theft of protected health, business or financial information. Despite our layered security controls, experienced computer programmers and hackers may be able to penetrate our information systems and misappropriate or compromise sensitive personal information or proprietary or confidential information, create system disruptions or cause shutdowns. They also may be able to develop and deploy viruses, worms and other malicious software programs that attack our systems or otherwise exploit any security vulnerabilities. Outside parties may also attempt to fraudulently induce employees to take actions, including the release of confidential or sensitive information or to make fraudulent payments, through illegal electronic spamming, phishing or other tactics.

A failure in or breach of our information systems as a result of cyber-attacks or other tactics could also disrupt our business, result in the release or misuse of confidential or proprietary information or financial loss, damage our reputation, increase our administrative expenses, and expose us to additional risk of liability to federal or state governments or individuals. Although we believe that we have robust information security procedures and other safeguards in place, which are monitored and routinely tested internally and by external parties, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures or to investigate and remediate any information security vulnerabilities. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service and loss of existing or potential customers and disruption of our operations, including, without limitation, our billing processes. In addition, breaches of our security measures and the unauthorized dissemination of personal healthcare and other information, proprietary or confidential information about us, our patients, clients or customers, or other third-parties, could expose such persons’ private information to the risk of financial or medical identity theft or expose us or such persons to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. Any of these disruptions or breaches of security could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

Our employees and business partners may not appropriately secure and protect confidential information in their possession.

Each of our employees and business partners is responsible for the security of the information in our systems or under our control and to ensure that private and financial information is kept confidential. Should an employee or business partner not follow appropriate security measures, including those related to cyber threats or attacks or other tactics, as well as our privacy and security policies and procedures, the improper release of personal information, including PHI, or confidential business or financial information, or misappropriation of assets could result. The release of such information or misappropriation of assets could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

Our affiliated professional contractors usually enter into employment agreements with our affiliated physicians. Certain of our employment agreements can be terminated without cause by any party upon prior written notice. In addition, substantially all of our affiliated physicians have agreed not to compete within a specified geographic area for a certain period after termination of employment. The law governing non-compete agreements and other forms of restrictive covenants varies from state to state. Although we believe that the non-competition and other restrictive covenants applicable to our affiliated physicians are reasonable in scope and duration and therefore enforceable under applicable state law, courts and arbitrators in some states may be reluctant to enforce non-compete agreements and restrictive covenants against physicians. Our affiliated physicians or other clinicians may leave our affiliated practices for a variety of reasons, including in order to provide services for other types of healthcare providers, such as teaching, research and government institutions, hospitals and health systems and other practice groups. If a substantial number of our affiliated physicians or other clinicians leave our affiliated practices or our affiliated professional contractors are unable to enforce the non-competition covenants in the employment agreements, our business, financial condition, results of operations and cash flows could be materially, adversely affected.

We may be subject to medical malpractice and other lawsuits not covered by insurance.

Our business entails an inherent risk of claims of medical malpractice against our affiliated physicians and us. We may also be subject to other lawsuits which may involve large claims and significant defense costs. Although we currently maintain liability insurance coverage intended to cover professional liability and other claims, there can be no assurance that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us where the outcomes of such claims are unfavorable to us. Generally, we self-insure our liabilities to pay retention amounts for professional liability matters through a wholly owned captive insurance subsidiary. Liabilities in excess of our insurance coverage, including coverage for professional liability and other claims, could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. See Item 1. Business—“Other Legal Proceedings” and “Professional and General Liability Coverage.”

The reserves that we have established related to our professional liability losses are subject to inherent uncertainties and if a deficiency is determined this may lead to a reduction in our net earnings.

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

The carrying value of our intangible assets, which consists primarily of goodwill related to our acquisitions, is subject to annual impairment testing. Under current accounting standards, goodwill is tested for impairment on an annual basis and we may be subject to impairment losses as circumstances change after an acquisition. If we record an impairment loss related to our goodwill, it could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

We may not effectively manage our growth.

We have experienced significant growth in our business, including growth outside of our core physician specialties of neonatology and anesthesiology. Growth in the number of our employees and affiliated physicians in recent years places significant demands on our financial, operational and management resources. Continued growth may impair our ability to provide our services efficiently and to manage our employees adequately. While we are taking steps to manage our growth, our future results of operations could be materially, adversely affected if we are unable to do so effectively.

Our quarterly results will likely fluctuate from period to period.

We have historically experienced and expect to continue to experience quarterly fluctuations in net revenue and net income. For example, we typically experience negative cash flow from operations in the first quarter of each year, principally as a result of bonus payments to affiliated physicians as well as discretionary matching contributions for participants in our qualified contributory savings plans. In addition, a significant number of our employees and associated professional contractors (primarily affiliated physicians) exceed the level of taxable wages for social security contributions during the first and second quarters. As a result, we incur a significantly higher payroll tax burden and our net income is lower during those quarters. Moreover, a lower number of calendar days are present in the first and second quarters of the year as compared to the remainder of the year. Because we provide services in the NICU on a 24-hours-a-day basis, 365 days a year, any reduction in service days will have a corresponding reduction in net revenue. In addition, any reduction in office days in our office-based practices or business days in our anesthesia practices will also have a corresponding reduction in net revenue. We also have significant fixed operating costs, including costs for our affiliated physicians, and as a result, are highly dependent on patient volume and capacity utilization of our affiliated physicians to sustain profitability. Quarterly results may also be impacted by the timing of acquisitions and any fluctuation in patient volume. As a result, our results of operations for any quarter are not indicative of results of operations for any future period or full fiscal year.

Our current indebtedness and any future indebtedness could adversely affect us by reducing our flexibility to respond to changing business and economic conditions and expose us to interest rate risk to the extent of any variable rate debt.

As of December 31, 2015, our total indebtedness was $1.3 billion, of which $0.5 billion is exposed to variable interest rates. We also had $1.4 billion of additional borrowing capacity under our revolving line of credit which is subject to a variable interest rate. Other debt we incur also could be variable rate debt. If interest rates increase, our variable rate debt will create higher debt service requirements, which could adversely affect our results of operations and cash flows.

We have limited restrictions on incurring substantial additional indebtedness in the future. Our current indebtedness and any future increases in leverage could have adverse consequences on us, including:

•

a substantial portion of our cash flow from operations will be required to service interest and principal payments on our debt and will not be available for operations, working capital, capital expenditures, expansion, acquisitions, dividends or general corporate or other purposes;

•	our ability to obtain additional financing in the future may be impaired;

•	we may be more highly leveraged than our competitors, which may place us at a competitive disadvantage;

•	our flexibility in planning for, or reacting to, changes in our business and industry may be limited; and

•	we may be more vulnerable in the event of a downturn in our business, our industry or the economy in general.

Our ability to make payments on and to refinance our debt will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, business, financial, competitive, legislative, regulatory, and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available under our revolving line of credit in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt, including our revolving line of credit and senior notes, on commercially reasonable terms or at all.

Servicing our debt requires a significant amount of cash.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, and other factors. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service requirements, we may be forced to reduce or delay acquisitions or other investments, or to seek additional capital, or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in other defaults, disrupt our operations and cause a reduction of our credit rating, which could further harm our ability to finance or refinance our obligations and business operations. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

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

Our net revenue is derived primarily from fee-for-service billings for patient care and other services provided by our affiliated physicians and from administrative fees paid to us by hospitals. See Item 1. Business—“Relationships with Our Partners—Hospitals.” Our hospital partners or other customers may cancel or not renew their contracts with us, may reduce or eliminate our administrative fees in the future, or refuse to pay us our administrative fees if we fail to honor the terms of our agreement. Further, consolidation of hospitals, health care systems or other customers could adversely affect our ability to negotiate with these entities. Adverse economic conditions, including decreased federal and state funding to hospitals, could influence future actions of our hospital partners or other customers. To the extent that our arrangements with our hospital partners or other customers are canceled, or are not renewed or replaced with other arrangements having at least as favorable terms, our business, financial condition and results of operations could be adversely affected. In addition, to the extent our affiliated physicians lose their privileges in hospitals or hospitals enter into arrangements with or employ other physicians, our business, financial condition, results of operations and cash flows could be materially, adversely affected.

Hospitals could limit our ability to use our management information systems in our units by requiring us to use their own management information systems.

Our management information systems, including BabySteps® and the Quantum Clinical Navigation Systems® are used to support our day-to-day operations and ongoing clinical research and business analysis. If a hospital prohibits us from using our own management information systems, it may interrupt the efficient operation of our information systems which, in turn, may limit our ability to operate important aspects of our business, including billing and reimbursement as well as research and education initiatives. This inability to use our management information systems at hospital locations may have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

Our industry is already competitive and could become more competitive.

The healthcare industry is highly competitive and subject to continual changes in the methods by which services are provided and the manner in which healthcare providers are selected and compensated. Because our operations consist primarily of physician services provided within hospital-based units, we compete with other healthcare services companies and physician groups for contracts with hospitals to provide our services to patients. We also face competition from hospitals themselves to provide our services. In addition, consolidation within the healthcare industry could strengthen certain competitors that provide services to hospitals and other customers. Companies in other healthcare industry segments, some of which have greater financial and other resources than ours, may become competitors in providing neonatal, anesthesia, maternal-fetal, radiology or other pediatric subspecialty care. Additionally, we face competition from healthcare-focused and other private equity firms. We may not be able to continue to compete effectively in this industry, additional competitors may enter metropolitan areas where we operate, and this increased competition may have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

Unfavorable changes or conditions could occur in the states where our operations are concentrated.

A majority of our net revenue in 2015 was generated by our operations in five states. In particular, Texas accounted for approximately 20% of our net revenue in 2015. See Item 1. Business—“Geographic Coverage.” Adverse changes or conditions affecting these particular states, such as healthcare reforms, changes in laws and regulations, reduced Medicaid reimbursements and government investigations, economic conditions, weather conditions, and natural disasters may have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

We are dependent upon our key management personnel for our future success.

Our success depends to a significant extent on the continued contributions of our key management personnel, including our Chief Executive Officer, Roger J. Medel, M.D., for the management of our business and implementation of our business strategy. The loss of Dr. Medel or other key management personnel could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

Price Range of Common Stock

Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “MD.” The high and low sales prices for a share of our common stock for each quarter during our last two fiscal years are set forth below:

	High	Low
2015
Fourth Quarter	$83.20	$68.66
Third Quarter	86.09	74.28
Second Quarter	75.63	68.31
First Quarter	74.57	64.12

2014
Fourth Quarter	$67.64	$49.82
Third Quarter	60.08	54.16
Second Quarter	64.51	56.13
First Quarter	63.93	52.50

As of January 29, 2016, we had 316 holders of record of our common stock, and the closing sales price on that date for our common stock was $69.46 per share. We believe that the number of beneficial owners of our common stock is greater than the number of record holders because a significant number of shares of our common stock is held through brokerage firms in “street name.”

Dividend Policy

We did not declare or pay any cash dividends on our common stock in 2015 or 2014, nor do we currently intend to declare or pay any cash dividends in the future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, results of operations, capital requirements, our general financial condition, general business conditions and contractual restrictions on payment of dividends, if any, as well as such other factors as our Board of Directors may deem relevant. Our credit agreement imposes certain limitations on our ability to declare and pay cash dividends. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Liquidity and Capital Resources.”

Performance Graph

The following graph compares the cumulative total shareholder return on $100 invested on December 31, 2010 in our common stock against the cumulative total return of the S&P 500 Index, S&P 600 Health Care Index, and the NYSE Composite Index. The returns are calculated assuming reinvestment of dividends. The graph covers the period from December 31, 2010 through December 31, 2015, and gives effect to a two-for-one stock split effective December 19, 2013. The stock price performance included in the graph is not necessarily indicative of future stock price performance.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

	Base Period	Years Ending
Company/Index	2010	2011	2012	2013	2014	2015
MEDNAX, Inc.	$100.00	$107.02	$118.19	$158.68	$196.52	$213.02
S&P 500 Index	$100.00	$100.27	$113.71	$147.37	$164.16	$162.97
S&P 600 Health Care	$100.00	$113.75	$129.05	$200.70	$222.61	$267.99
NYSE Composite Index	$100.00	$93.88	$106.01	$130.58	$136.10	$127.36

Issuer Purchases of Equity Securities

During the three months ended December 31, 2015, 324,516 shares of our common stock were delivered to us in connection with the final settlement of our March 2015 accelerated share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Programs
October 1—October 31, 2015	324,516	$78.17	324,516	(a	)
November 1—November 30, 2015	—	—	—	(a	)
December 1—December 31, 2015	—	—	—	(a	)

Total	324,516	$78.17	324,516	(a	)

(a)	We have one active repurchase program. Our July 2013 repurchase program allows us to repurchase shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs, which is estimated to be approximately 0.8 million shares in 2016. The 0.3 million shares in the table above effectively completed a $600.0 million share repurchase program approved in October 2014. See Note 14 to our Consolidated Financial Statements in this Form 10-K for additional information on our common stock repurchase programs.

The amount and timing of future repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

Recent Sales of Unregistered Equity Securities

During the three months ended December 31, 2015, we did not sell any unregistered shares of our equity securities.

Equity Compensation Plans

Information regarding equity compensation plans is set forth in Item 12 of this Form 10-K and is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following table includes selected consolidated financial data set forth as of and for each of the five years in the period ended December 31, 2015. All share and per share amounts give effect for our two-for-one stock split effective December 19, 2013. The balance sheet data at December 31, 2015 and 2014, and the income statement data for the years ended December 31, 2015, 2014 and 2013, have been derived from the Consolidated Financial Statements included in this Form 10-K. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and the related notes included in Items 7 and 8, respectively, of this Form 10-K (in thousands, except per share and other operating data).

	Years Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Income Statement Data:
Net revenue (1)	$2,779,996	$2,438,913	$2,154,012	$1,816,612	$1,588,248

Operating expenses:
Practice salaries and benefits	1,753,505	1,543,395	1,361,318	1,130,913	970,396
Practice supplies and other operating expenses	98,480	89,002	82,388	71,823	66,815
General and administrative expenses	305,915	247,527	218,209	193,540	170,356
Depreciation and amortization	64,228	45,990	39,966	30,816	25,292

Total operating expenses	2,222,128	1,925,914	1,701,881	1,427,092	1,232,859

Income from operations	557,868	512,999	452,131	389,520	355,389
Investment and other income	1,844	2,728	1,696	1,896	1,495
Interest expense	(23,110)	(8,891)	(5,415)	(3,245)	(3,639)
Equity in earnings of unconsolidated affiliate	3,127	1,780	—	—	—

Total non-operating expenses	(18,139)	(4,383)	(3,719)	(1,349)	(2,144)

Income before income taxes	539,729	508,616	448,412	388,171	353,245
Income tax provision	204,038	191,413	167,895	147,264	135,248

Net income	335,691	317,203	280,517	240,907	217,997
Net loss attributable to noncontrolling interests	629	78	—	—	—

Net income attributable to MEDNAX, Inc.	$336,320	$317,281	$280,517	$240,907	$217,997

Per Common and Common Equivalent Share Data:
Net income attributable to MEDNAX, Inc.:
Basic	$3.61	$3.22	$2.83	$2.47	$2.28

Diluted	$3.58	$3.18	$2.78	$2.42	$2.23

Weighted average common shares:
Basic	93,077	98,588	99,112	97,386	95,412

Diluted	93,960	99,887	100,969	99,382	97,592

Other Operating Data:
Number of physicians at end of year	3,240	2,625	2,367	2,152	1,839
Number of births	803,311	799,868	790,597	761,698	745,929
NICU admissions	111,407	108,978	102,099	99,539	97,101
NICU patient days	1,960,768	1,919,579	1,847,577	1,828,605	1,754,401
Number of anesthesia cases	1,533,089	1,284,149	1,045,794	664,527	463,604

Consolidated Balance Sheet Data:
Cash and cash equivalents	$51,572	$47,928	$31,137	$21,280	$18,596
Working capital	98,998	50,779	41,333	9,706	82,972
Total assets	4,547,214	3,608,248	3,008,716	2,750,337	2,272,648
Total liabilities	2,109,368	1,342,682	665,728	714,969	541,632
Borrowings under credit facility	533,500	568,000	27,000	144,000	29,000
Senior notes outstanding	750,000	—	—	—	—
Total equity	2,437,846	2,265,566	2,342,988	2,035,368	1,731,016

(1)	The increase in net revenue related to acquisitions was approximately $345.7 million, $205.4 million, $265.0 million, $179.0 million, and $140.1 million for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

MEDNAX is a leading provider of physician services including newborn, anesthesia, maternal-fetal and other pediatric subspecialties. At December 31, 2015, our national network was composed of more than 3,240 affiliated physicians, including more than 1,100 physicians who provide neonatal clinical care in 35 states and Puerto Rico, primarily within hospital-based neonatal intensive care units (“NICUs”), to babies born prematurely or with medical complications. We have over 1,150 affiliated physicians who provide anesthesia care to patients in connection with surgical and other procedures as well as pain management. In addition, we have over 255 affiliated physicians who provide maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network also includes other pediatric subspecialists, including approximately 145 physicians providing pediatric intensive care, 120 physicians providing pediatric cardiology care, 100 physicians providing hospital-based pediatric care and 20 physicians providing pediatric surgical care. MEDNAX also provides teleradiology services in all 50 states, the District of Columbia and Puerto Rico through a network of more than 350 affiliated radiologists. In addition to our national physician network, we provide services to medical providers, including ours, through complementary businesses, consisting of a revenue cycle management company and a consulting services company.

2015 Acquisition Activity

During the year ended December 31, 2015, we completed 12 acquisitions, of which 10 were physician group practices including seven anesthesiology practices, two neonatology practices and one other pediatric subspecialty practice. The remaining two acquisitions included a radiology physician services and telemedicine company that provides radiology coverage to over 2,100 healthcare companies across all 50 states, the District of Columbia and Puerto Rico and a third-party receivables company that specializes in third-party revenue recovery on accounts that require heightened expertise, labor and capital and which provides services to over 260 hospitals nationwide.

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

Senior Notes

On December 8, 2015, we completed a private offering of $750.0 million aggregate principal amount of 5.25% senior unsecured notes due 2023 (the “2023 Senior Notes”). Our obligations under the 2023 Senior Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee our Credit Agreement (as defined below). Interest on the 2023 Senior Notes accrues at the rate of 5.25% per annum and is payable semi-annually in arrears on June 1 and December 1, beginning on June 1, 2016. The net proceeds of approximately $737.5 million, were used to repay a portion of the indebtedness outstanding under our Credit Agreement.

Credit Agreement Expansion

In June 2015, we entered into an amendment to our existing credit agreement dated as of October 29, 2014 (as amended, the “Credit Agreement”), in order to exercise the accordion feature and increase the total revolving loan commitments from $1.3 billion to $1.7 billion. The Credit Agreement currently provides for a $1.7 billion unsecured revolving credit facility and a $200 million term loan and includes a $75 million sub-facility for swingline loans and a $37.5 million sub-facility for the issuance of letters of credit. In addition, we may further increase the Credit Agreement to up to $2.2 billion on an unsecured basis, subject to the satisfaction of specified conditions. The other terms of the Credit Agreement remain unchanged.

Common Stock Repurchase Programs

In July 2013, our board of directors authorized the repurchase of shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs. The share repurchase program permits us to make open market purchases from time-to-time based upon general economic and market conditions and trading restrictions. This repurchase program was expanded to allow for the repurchase of shares of our common stock to offset the dilutive impact from the issuance of shares, if any, related to our acquisition program. No share repurchases were made under this program during the year ended December 31, 2015.

In October 2014, we announced that our board of directors had authorized the repurchase of up to $600.0 million of shares of our common stock in addition to the existing share repurchase program approved in July 2013. Under the October share repurchase program, we repurchased approximately 3.4 million shares of our common stock, inclusive of approximately 0.3 million shares delivered to the Company for final settlement, under an accelerated share repurchase program entered into in December 2014, for approximately $235.1 million during the year ended December 31, 2015. These share repurchases effectively completed the $600.0 million share repurchase program.

We may utilize various methods to effect any future share repurchases made under the remaining program, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

2013 Stock Split

In December 2013, we effected a two-for-one stock split of our common stock. All share and per share amounts presented in this Form 10-K reflect the effect of the two-for-one stock split.

General Economic Conditions

Although economic conditions in the United States have gradually improved, the number of unemployed and under-employed workers remains significant. During the year ended December 31, 2015, the percentage of our patient service revenue being reimbursed under government-sponsored or funded healthcare programs (the “GHC Programs”), increased as compared to the year ended December 31, 2014. We could experience additional shifts toward GHC Programs and patient volumes could decline if economic conditions do not continue to improve or if they deteriorate. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, due to the rising costs of managed care premiums and patient responsibility amounts, we may experience increased bad debt due to patients’ inability to pay for certain services. See Item 1A. Risk Factors, in this Form 10-K for additional discussion on the general economic conditions in the United States and recent developments in the healthcare industry that could affect our business.

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

Many of the ACA’s most significant reforms, such as the establishment of state-based and federally facilitated insurance exchanges that provide a marketplace for eligible individuals and small employers to purchase healthcare insurance, became effective in the beginning of 2014. Following three enrollment periods, the most recent of which ran through January 31, 2016, it has been projected that approximately 10 million people, including new applicants and returning customers, are enrolled. In some cases, the patient responsibility costs related to healthcare plans obtained through the insurance exchanges may be high and could increase in the future, and we may experience increased bad debt due to patients’ inability to pay for certain services.

Federal and state agencies are expected to continue to implement provisions of the ACA. However, given the complexity and the number of changes expected as a result of the ACA, as well as the implementation timetable and delays for many of them, we cannot predict the ultimate impacts of the ACA as they may not be known for several years. The ACA also remains subject to continuing legislative scrutiny, including efforts by Congress to amend or repeal a number of its provisions as well as administrative actions delaying the effectiveness of key provisions. In addition, there have been lawsuits filed by various stakeholders pertaining to the ACA that may have the effect of modifying or altering various parts of the law. As a result, we cannot predict with any assurance the ultimate effect of the ACA on our Company, nor can we provide any assurance that its provisions will not have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

During the years ended December 31, 2015, 2014 and 2013, we recognized approximately $12.0 million, $65.0 million and $31.2 million, respectively, in parity revenue that contributed approximately $0.04, $0.20 and $0.10, respectively, to our net income per diluted share, reflecting the impacts from incentive compensation and income taxes.

Medicaid Expansion

The ACA also allows states to expand their Medicaid programs through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historic eligibility levels to 133% of the federal poverty level. As of January 12, 2016, 31 states and the District of Columbia are implementing the expansion of Medicaid eligibility. In addition, a limited number of states have obtained waivers from CMS to expand Medicaid eligibility in a manner that is different from that prescribed by the ACA while still allowing them to access federal matching funds, 16 states have expressed their intent not to expand Medicaid eligibility, and four states are still considering whether to adopt the Medicaid expansion. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household income is at or below 133% of the federal poverty level.

Medicare Sequestration

The Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012, required across-the-board cuts (“sequestrations”) to Medicare reimbursement rates. These annual reductions of 2%, on average, began in April 2013 and apply to mandatory and discretionary spending in the years 2013 to 2025. Unless Congress takes action in the future to modify these sequestrations, Medicare reimbursements will be reduced by 2%, on average, annually. However, this reduction in Medicare reimbursement rates is not expected to have a material adverse effect on our business, financial condition, results of operations, cash flows or the trading price of our securities.

Medicare Fee Schedule and The Medicare Access and CHIP Reauthorization Act of 2015

Historically, Medicare paid for all physician services based upon a national fee schedule that contained a list of uniform rates. The fee schedule was adjusted annually based on a complex formula that was linked in part to the use of services by Medicare beneficiaries and the growth in gross domestic product (the “Sustainable Growth Rate formula” or “SGR”). Since 2002, this SGR formula resulted in negative payment updates for physicians under the fee schedule that grew larger each year, and Congress took repeated legislative action to reverse scheduled payment reductions. In 2015, Congress passed MACRA, which eliminated the SGR formula and instead provided physicians with a 0.5% increase in Medicare reimbursement from July 2015 through December 2015, and will provide 0.5% annual increases through 2019 as Medicare transitions to a payment system designed to reward physicians for the quality of care provided, rather than the quantity of procedures performed. Beginning in 2019, MACRA is intended to provide increased Medicare reimbursement for physicians who excel in meeting certain quality and cost metrics and to reduce Medicare reimbursement for physicians who are underperforming against those metrics. Physicians who are meaningful participants in alternative payment models will receive bonus payments pursuant to the law. Regulations interpreting MACRA are expected to be forthcoming over the next several years, and we will assess MACRA’s impact on our operations as these regulations are released.

On October 30, 2015, CMS issued a final rule that updates payment policies, payment rates and quality provisions for services furnished under the Medicare fee schedule on or after January 1, 2016. CMS finalized several new policies as well as finalized changes to several of the quality reporting initiatives that are associated with physician services payments. At this time we cannot predict the effect that the final rule will have on us, nor can we provide any assurance that its provisions will not have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

Geographic Coverage

During 2015, 2014 and 2013, approximately 54%, 55% and 58%, respectively, of our net revenue was generated by operations in our five largest states. During 2015, 2014 and 2013, our five largest states consisted of Texas, North Carolina, Georgia, Tennessee and Florida. During 2015, 2014 and 2013, our operations in Texas accounted for approximately 20%, 21% and 22%, respectively, of our net revenue.

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

The following is a summary of our payor mix, expressed as a percentage of net revenue, exclusive of administrative fees and revenue related to our non-practice service offerings, for the periods indicated:

	Years Ended December 31,
	2015	2014	2013
Contracted managed care	70%	68%	69%
Government	23%	25%	24%
Other third-parties	6%	5%	5%
Private-pay patients	1%	2%	2%

	100%	100%	100%

The payor mix shown in the table above is not necessarily representative of the amount of services provided to patients covered under these plans. For example, the gross amount billed to patients covered under government programs for the years ended December 31, 2015, 2014 and 2013 represented approximately 55%, 54% and 54%, respectively, of our total gross patient service revenue. These percentages of gross revenue and the percentages of net revenue provided in the table above include the payor mix impact of acquisitions completed through December 31, 2015. On a same-unit basis, however, the gross amount billed to patients covered under government programs for the years ended December 31, 2015, 2014 and 2013 represented approximately 56%, 55% and 55%, respectively, of our total gross patient service revenue. Same units are those units at which we provided services for the entire current period and the entire comparable period.

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

Revenue Recognition

We recognize patient service revenue at the time services are provided by our affiliated physicians. Almost all of our patient service revenue is reimbursed by GHC Programs and third-party insurance payors. Payments for services rendered to our patients are generally less than billed charges. We monitor our revenue and receivables from these sources and record an estimated contractual allowance to properly account for the anticipated differences between billed and reimbursed amounts. Accordingly, patient service revenue is presented net of an estimated provision for contractual adjustments and uncollectibles. Management estimates allowances for contractual adjustments and uncollectibles on accounts receivable based upon historical experience and other factors, including days sales outstanding (“DSO”) for accounts receivable, evaluation of expected adjustments and delinquency rates, past adjustments and collection experience in relation to amounts billed, an aging of accounts receivable, current contract and reimbursement terms, changes in payor mix and other relevant information. Contractual adjustments result from the difference between the physician rates for services performed and the reimbursements by GHC Programs and third-party insurance payors for such services. The evaluation of these historical and other factors involves complex, subjective judgments. On a routine basis, we compare our cash collections to recorded net patient service revenue and evaluate our historical allowance for contractual adjustments and uncollectibles based upon the ultimate resolution of the accounts receivable balance. These procedures are completed regularly in order to monitor our process of establishing appropriate reserves for contractual adjustments. We have not recorded any material adjustments to prior period contractual adjustments and uncollectibles in the years ended December 31, 2015, 2014 or 2013.

DSO is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Any significant change in our DSO results in additional analyses of outstanding accounts receivable and the associated reserves. We calculate our DSO using a three-month rolling average of net revenue. Our net revenue, net income and operating cash flows may be materially and adversely affected if actual adjustments and uncollectibles exceed management’s estimated provisions as a result of changes in these factors. As of December 31, 2015, our DSO was 55.2 days. We had approximately $1.6 billion in gross accounts receivable outstanding at December 31, 2015, and considering this outstanding balance, based on our historical experience, a reasonably likely change of 0.5% to 1.50% in our estimated collection rate would result in an impact to net revenue of approximately $7.9 million to $23.6 million. The impact of this change does not include adjustments that may be required as a result of audits, inquiries and investigations from government authorities and agencies and other third-party payors that may occur in the ordinary course of business. See Note 16 to our Consolidated Financial Statements in this Form 10-K.

Professional Liability Coverage

We maintain professional liability insurance policies with third-party insurers generally on a claims-made basis, subject to self-insured retention, exclusions and other restrictions. Our self-insured retention under our professional liability insurance program is maintained primarily through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Liabilities for claims incurred but not reported are not discounted. The average lag period from the date a claim is reported to the date it reaches final settlement is approximately four years, although the facts and circumstances of individual claims could result in lag periods that vary from this average. Our actuarial assumptions incorporate multiple complex methodologies to determine the best liability estimate for claims incurred but not reported and the future development of known claims, including methodologies that focus on industry trends, paid loss development, reported loss development and industry-based expected pure premiums. The most significant assumptions used in the estimation process include the use of loss development factors to determine the future emergence of claim liabilities, the use of frequency and trend factors to estimate the impact of economic, judicial and social changes affecting claim costs, and assumptions regarding legal and other costs associated with the ultimate settlement of claims. The key assumptions used in our actuarial valuations are subject to constant adjustments as a result of changes in our actual loss history and the movement of projected emergence patterns as claims develop. We evaluate the need for professional liability insurance reserves in excess of amounts estimated in our actuarial valuations on a routine basis, and as of December 31, 2015, based on our historical experience, a reasonably likely change of 4% to 6% in our estimates would result in an increase or decrease to net income of approximately $2.3 million to $4.2 million. However, because many factors can affect historical and future loss patterns, the determination of an appropriate professional liability reserve involves complex, subjective judgment, and actual results may vary significantly from estimates.

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

We believe these measures, in addition to income from operations, net income attributable to MEDNAX, Inc. and diluted net income attributable to MEDNAX, Inc. per common and common equivalent share, provide investors with useful supplemental information to compare and understand our underlying business trends and performance across reporting periods on a consistent basis. These measures should be considered a supplement to, and not a substitute for, financial performance measures determined in accordance with GAAP. In addition, since these non-GAAP measures are not determined in accordance with GAAP, they are susceptible to varying calculations and may not be comparable to other similarly titled measures of other companies.

For a reconciliation of each of EBITDA and Adjusted EPS to the most directly comparable GAAP measures for the years ended December 31, 2015, 2014 and 2013, refer to the tables below (in thousands, except per share data). In addition, historical reconciliations of EBITDA and Adjusted EPS are available on our Internet website at www.mednax.com under the Investors tab. Our Internet website and the information contained therein or connected thereto are not incorporated into or deemed a part of this Form 10-K.

	Years Ended December 31,
	2015	2014	2013
Net income attributable to MEDNAX, Inc.	$336,320	$317,281	$280,517
Interest expense, net (1)	18,139	4,383	3,719
Income tax provision	204,038	191,413	167,895
Depreciation and amortization	64,228	45,990	39,966

EBITDA	$622,725	$559,067	$492,097

(1)	Interest expense, net is composed of interest expense, investment and other income and equity in earnings of unconsolidated affiliate.

	Years Ended December 31,
	2015		2014		2013
Weighted average diluted shares outstanding	93,960		99,887		100,969
Net income and diluted net income per share attributable to MEDNAX, Inc.	$336,320	$3.58	$317,281	$3.18	$280,517	$2.78
Adjustments:
Amortization (net of tax of $15,876, $11,403 and $9,135)	26,170	0.28	18,901	0.19	15,264	0.15
Stock-based compensation (net of tax of $12,132, $11,936 and $11,714)	19,997	0.21	19,783	0.19	19,574	0.19

Adjusted net income and EPS	$382,487	$4.07	$355,965	$3.56	$315,355	$3.12

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain information related to our operations expressed as a percentage of our net revenue:

	Years Ended December 31,
	2015	2014	2013
Net revenue	100.0%	100.0%	100.0%

Operating expenses:
Practice salaries and benefits	63.1	63.3	63.2
Practice supplies and other operating expenses	3.5	3.7	3.8
General and administrative expenses	11.0	10.1	10.1
Depreciation and amortization	2.3	1.9	1.9

Total operating expenses	79.9	79.0	79.0

Income from operations	20.1	21.0	21.0
Non-operating expense, net	0.7	0.1	0.2

Income before income taxes	19.4	20.9	20.8
Income tax provision	7.3	7.9	7.8

Net income	12.1%	13.0%	13.0%

Year Ended December 31, 2015 as Compared to Year Ended December 31, 2014

Our net revenue increased $341.1 million, or 14.0%, to $2.78 billion for the year ended December 31, 2015, as compared to $2.44 billion for 2014. Of this $341.1 million increase, $345.7 million, or 14.2%, was attributable to revenue generated from acquisitions completed after December 31, 2013. This increase was partially offset by a decrease in same-unit net revenue of $4.6 million, or 0.2%, for the year ended December 31, 2015. Same units are those units at which we provided services for the entire current period and the entire comparable period. The change in same-unit net revenue was the result of a net decrease of approximately $39.6 million, or 1.7%, related to net reimbursement-related factors, offset by an increase in revenue of $35.0 million, or 1.5%, from patient service volumes. The net decrease in revenue of $39.6 million related to net reimbursement-related factors was primarily due to the unfavorable impact from the reduction in parity revenue recorded during the year ended December 31, 2015, as compared to the year ended December 31, 2014, and a decrease in revenue caused by an increase in the percentage of our patients being enrolled in GHC Programs, partially offset by continued modest improvements in managed care contracting. The increase in revenue of $35.0 million from patient service volumes was primarily related to growth in our hospital-based neonatology and other pediatric services and anesthesiology services as well as in our office-based maternal-fetal medicine services, partially offset by a decrease in our office-based pediatric cardiology services. Excluding the unfavorable impact of the $53.0 million decrease in parity revenue, from $65.0 million for the year ended December 31, 2014 as compared to $12.0 million for the year ended December 31, 2015, our same-unit revenue increased $48.4 million, or 2.1%, of which revenue related to net-reimbursement related factors increased by $13.4 million, or 0.6%. We believe that excluding the unfavorable impact from the decrease in parity revenue year over year provides a more comparable view of our changes in same-unit revenue.

Practice salaries and benefits increased $210.1 million, or 13.6%, to $1.75 billion for the year ended December 31, 2015, as compared to $1.54 billion for 2014. This $210.1 million increase was primarily attributable to increased costs associated with new physicians and other staff to support acquisition-related growth and growth at existing units, of which $207.1 million was related to salaries and $3.0 million was related to benefits and incentive compensation.

Practice supplies and other operating expenses increased $9.5 million, or 10.7%, to $98.5 million for the year ended December 31, 2015, as compared to $89.0 million for 2014. The increase was attributable to practice supply, rent and other costs related to our acquisitions, primarily our non-physician service businesses.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician practices and services, as well as those attributable to our non-physician service businesses. General and administrative expenses increased $58.4 million, or 23.6%, to $305.9 million for the year ended December 31, 2015, as compared to $247.5 million for 2014. The increase of $58.4 million is attributable to the overall growth of the Company including acquisition-related growth. General and administrative expenses as a percentage of net revenue was 11.0% for the year ended December 31, 2015, as compared to 10.1% for the same period in 2014. The increase of 85 basis points was driven by the mix of acquisitions, primarily our non-practice physician services and our non-physician service businesses.

Depreciation and amortization expense increased $18.2 million, or 39.7%, to $64.2 million for the year ended December 31, 2015, as compared to $46.0 million for 2014. The increase was primarily attributable to the amortization of intangible assets related to acquisitions.

Income from operations increased $44.9 million, or 8.8%, to $557.9 million for the year ended December 31, 2015, as compared to $513.0 million for 2014. Our operating margin was 20.1% for the year ended December 31, 2015, as compared to 21.0% for 2014. The decrease of 96 basis points was primarily due to the variability in margins related to the mix of acquisitions completed after December 31, 2013 as well as lower same-unit revenue growth resulting from lower parity revenue.

Net non-operating expenses were $18.1 million for the year ended December 31, 2015, as compared to $4.4 million for 2014. The net increase in non-operating expenses was primarily related to an increase in interest expense due to higher outstanding borrowings under our Credit Agreement and interest expense related to our 2023 Senior Notes, partially offset by an increase in equity in earnings of an unconsolidated affiliate. The year ended December 31, 2014 also included other income related to the favorable settlement of litigation.

Our effective income tax rate was 37.8% and 37.6%, respectively, for the years ended December 31, 2015 and 2014.

Net income attributable to MEDNAX, Inc. increased by 6.0% to $336.3 million for the year ended December 31, 2015, as compared to $317.3 million for 2014. EBITDA increased by 11.4% to $622.7 million for the year ended December 31, 2015, as compared to $559.1 million for 2014.

Diluted net income attributable to MEDNAX, Inc. per common and common equivalent share increased 12.6% to $3.58 on weighted average shares outstanding of 94.0 million for the year ended December 31, 2015, as compared to $3.18 on weighted average shares outstanding of 99.9 million for 2014. Adjusted EPS increased 14.3% to $4.07 for the year ended December 31, 2015, as compared to $3.56 for 2014. The decrease of 5.9 million in weighted average shares outstanding is primarily due to the impact of shares repurchased under our repurchase programs, partially offset by the exercise of employee stock options, the vesting of restricted and deferred stock and the issuance of shares under our 1996 Non-Qualified Employee Stock Purchase Plan, as amended and restated (the “ESPP”).

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

Net non-operating expenses were $4.4 million for the year ended December 31, 2014, as compared to $3.7 million for 2013. The net increase in non-operating expenses was primarily related to increases in interest expense due to higher outstanding borrowings under our Credit Agreement and market value adjustments in the investments underlying our deferred compensation arrangements, partially offset by equity in earnings of an unconsolidated affiliate, the favorable impact from a settlement of litigation during the first quarter and a decrease in accretion expense. Interest expense consists of interest charges, commitment fees and amortized debt costs related to our Credit Agreement and accretion expense related to our contingent consideration liabilities.

Our effective income tax rate was 37.6% for the year ended December 31, 2014, as compared to 37.4% for 2013.

Net income attributable to MEDNAX, Inc. increased by 13.1% to $317.3 million for the year ended December 31, 2014, as compared to $280.5 million for 2013.

Diluted net income attributable to MEDNAX, Inc. per common and common equivalent share was $3.18 on weighted average shares outstanding of 99.9 million for the year ended December 31, 2014, as compared to $2.78 on weighted average shares outstanding of 101.0 million for 2013. Adjusted EPS increased 14.1% to $3.56 for the year ended December 31, 2014, as compared to $3.12 for 2013. The decrease of 1.1 million in our weighted average shares outstanding during 2014 is primarily due to the impact of shares repurchased under our repurchase programs, partially offset by the exercise of employee stock options, the vesting of restricted and deferred stock and the issuance of shares under our ESPP.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2015, we had $51.6 million of cash and cash equivalents on hand as compared to $47.9 million at December 31, 2014. Additionally, we had working capital of $99.0 million at December 31, 2015, an increase of $48.2 million from our working capital of $50.8 million at December 31, 2014. Working capital at December 31, 2015 was impacted by our early adoption of certain accounting guidance that requires all deferred taxes to be classified as long-term. We adopted this guidance prospectively and, accordingly, our current assets balance as of December 31, 2015 does not include deferred income taxes, but our current assets balance as of December 31, 2014 includes $46.0 million of deferred income taxes. The remaining increase in working capital is primarily due to the net proceeds related to our 2023 Senior Notes, 2015 earnings, an increase in our long-term deferred tax liabilities and proceeds from the issuance of common stock under our stock incentive plan and ESPP, offset by the use of funds for acquisitions and repurchases of our common stock.

We generated cash flow from operating activities of $368.7 million, $422.6 million and $405.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. The net decrease of $53.9 million in cash flow provided from operating activities for the year ended December 31, 2015, as compared to the year ended December 31, 2014, was primarily due to a net decrease in cash flow related to changes in the components of our accounts payable and accrued expenses, consisting primarily of higher incentive compensation payments made in 2015 resulting from increases in parity revenue during 2014 and a lower accrued incentive compensation liability at December 31, 2015 resulting from lower parity revenue during 2015, partially offset by improved operating results.

During the year ended December 31, 2015, accounts receivable increased by $92.5 million, as compared to an increase of $66.8 million for 2014. The increases in accounts receivable are primarily due to higher accounts receivable balances related to acquisitions as well as increases at our existing units.

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

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO was 55.2 days at December 31, 2015 as compared to 49.8 days at December 31, 2014. The change in our DSO resulted primarily from increases in accounts receivable related to acquisitions as well as at our existing units, including short-term impacts from coding personnel shortages that caused an increase in unbilled charges. See Application of Critical Accounting Policies and Estimates—Revenue Recognition for more information on our DSO.

Our cash flow from operating activities is significantly affected by the payment of physician incentive compensation. A large majority of our affiliated physicians participate in our performance-based incentive compensation program and almost all of the payments due under the program are made annually in the first quarter. As a result, we typically experience negative cash flow from operations in the first quarter of each year and fund our operations during this period with cash on hand or funds borrowed under our Credit Agreement. In addition, during the first quarter of each year, we use cash to make any discretionary matching contributions for participants in our qualified contributory savings plans.

Cash flow provided from operating activities for the year ended December 31, 2014 was affected by a net increase in cash flow related to improved operating results, changes in the components of our accounts payable and accrued expenses, consisting primarily of a higher accrued incentive compensation liability, partially offset by a reduction in cash flow related to higher accounts receivable balances. Cash flow provided from operating activities for the year ended December 31, 2013 was affected by a net increase in cash flow related to improved operating results, changes in the components of our accounts payable and accrued expenses, consisting primarily of a higher accrued incentive compensation liability.

During the year ended December 31, 2015, our net cash used in investing activities of $848.0 million included acquisition payments of $818.9 million, capital expenditures of $27.1 million and net purchases of investments of $2.0 million. Our acquisition payments were related to the purchase of 10 physician practices and two complementary services businesses, consisting of a leading radiology physician services and telemedicine company and a third-party receivables company. Our capital expenditures were for computer equipment, medical equipment, leasehold and other improvements, software and furniture and fixtures at our corporate and regional offices and our office-based practices.

During the year ended December 31, 2015, our net cash provided from financing activities of $482.9 million consisted primarily of proceeds from our 2023 Senior Notes of $750.0 million, proceeds from the exercise of employee stock options and the issuance of common stock under our ESPP of $20.1 million and excess tax benefits related to the exercise of employee stock options and the vesting of restricted and deferred stock of $11.6 million, partially offset by the repurchase of $235.1 million of our common stock, net payments on our Credit Agreement of $34.5 million, payments for financing costs of $14.2 million and the payment of $12.9 million for contingent consideration liabilities.

Our Credit Agreement provides for a $1.7 billion unsecured revolving credit facility and a $200.0 million term loan and includes a $75.0 million sub-facility for swingline loans and a $37.5 million sub-facility for the issuance of letters of credit. We may increase the Credit Agreement to up to $2.2 billion on an unsecured basis, subject to the satisfaction of specified conditions. The Credit Agreement matures in October 2019 and is guaranteed by substantially all of our subsidiaries and affiliated professional contractors. At our option, borrowings under the Credit Agreement (other than swingline loans) will bear interest at (i) the Alternate Base Rate (defined as the highest of (a) the prime rate, (b) the Federal Funds Rate plus 1/2 of 1.00% and (c) LIBOR for an interest period of one month plus 1.00%) plus an applicable margin rate ranging from 0.125% to 0.750% based on our consolidated leverage ratio or (ii) the LIBOR rate plus an applicable margin rate ranging from 1.125% to 1.750% based on our consolidated leverage ratio. Swingline loans will bear interest at the Alternate Base Rate plus the applicable margin. The Credit Agreement also calls for other customary fees and charges, including an unused commitment fee ranging from 0.150% to 0.300% of the unused lending commitments, based on the our consolidated leverage ratio. The Credit Agreement contains customary covenants and restrictions, including covenants that require us to maintain a minimum interest coverage ratio, not to exceed a specified consolidated leverage ratio and to comply with laws. The Credit Agreement permits us to pay dividends and make certain other distributions, subject to limitations specified therein. Failure to comply with these covenants would constitute an event of default under the Credit Agreement, notwithstanding the ability of the company to meet its debt service obligations. The Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement.

On December 8, 2015, we completed a private offering of $750.0 million aggregate principal amount of the 2023 Senior Notes. The Company’s obligations under the 2023 Senior Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee the Credit Agreement. Interest on the 2023 Senior Notes accrues at the rate of 5.25% per annum, or $39.4 million, and is payable semi-annually in arrears on June 1 and December 1, beginning on June 1, 2016.

The indenture under which the 2023 Senior Notes are issued, among other things, limits our ability to (1) incur liens and (2) enter into sale and lease-back transactions, and also limits our ability to merge or dispose of all or substantially all of our assets, in all cases, subject to a number of customary exceptions. Although we are not required to make mandatory redemption or sinking fund payments with respect to the 2023 Senior Notes, upon the occurrence of a change in control of MEDNAX, we may be required to repurchase the 2023 Senior Notes at a purchase price equal to 101% of the aggregate principal amount of the 2023 Senior Notes repurchased plus accrued and unpaid interest.

At December 31, 2015, we had an outstanding principal balance of $533.5 million on our Credit Agreement, composed of $343.5 million under our revolving line of credit and a $190.0 million term loan. We also had outstanding letters of credit of $0.2 million which reduced the amount available on our Credit Agreement to $1.4 billion at December 31, 2015.

At December 31, 2015, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under the Credit Agreement and the 2023 Senior Notes.

The exercise of employee stock options and the purchase of common stock by employees participating in our ESPP generated cash proceeds of $20.1 million, $42.9 million and $28.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. Because stock option exercises and purchases under the ESPP and our newly authorized stock purchase plan (“SPP”) are dependent on several factors, including the market price of our common stock, we cannot predict the timing and amount of any future proceeds.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at December 31, 2015 was $202.5 million, of which $26.0 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our Credit Agreement, will be sufficient to finance our working capital requirements, fund anticipated acquisitions and capital expenditures, fund our share repurchase programs and meet our contractual obligations as described below for at least the next 12 months.

CONTRACTUAL OBLIGATIONS

At December 31, 2015, we had certain obligations and commitments under our Credit Agreement, 2023 Senior Notes, capital leases and operating leases totaling approximately $1.7 billion as follows (in thousands):

	Payments Due
Obligation	Total	2016	2017 and 2018	2019 and 2020	2021 and Later
Credit Agreement (1)	$580,463	$22,839	$74,633	$482,991	$—
Senior Notes (1)	1,061,656	39,375	78,750	78,750	864,781
Capital leases	4,299	1,883	2,370	46	—
Operating leases	101,761	29,856	40,901	19,093	11,911

	$1,748,179	$93,953	$196,654	$580,880	$876,692

(1)	Amounts include interest payments at the applicable rate as of December 31, 2015 and assume the amount outstanding under our revolving line of credit as of December 31, 2015 will be paid on the maturity date, amounts outstanding under our term loan as of December 31, 2015 will be paid according to the principal payment schedule and amounts outstanding under our Senior Notes will be paid on their maturity date of December 1, 2023.

Certain of our acquisition agreements contain contingent consideration provisions based on volume and other performance measures over an up to five-year period. Potential payments under these provisions are not contingent upon the future employment of the sellers. As of December 31, 2015, cash payments of up to $26.2 million may be due through 2019 under all contingent consideration provisions as follows (in thousands):

2016	$11,833
2017	6,199
2018	6,399
2019	1,800

$26,231

At December 31, 2015, our total liability for uncertain tax positions was $27.7 million, of which $7.0 million is included within accounts payable and other, with the remainder included within other liabilities on our Consolidated Balance Sheets. The timing and amount of future cash flows for each year beyond 2015 cannot be reasonably estimated. See Note 11 to our Consolidated Financial Statements in this Form 10-K for more information regarding our uncertain tax positions.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2015, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In November 2015, the accounting guidance related to deferred income tax assets and liabilities was amended to require that such amounts be presented in the balance sheet as noncurrent rather than separating deferred income tax assets and liabilities into current and noncurrent amounts. This guidance may be applied either prospectively to all deferred tax assets and liabilities as of year-end 2015 or retrospectively to all periods presented. As permitted, we adopted this guidance prospectively as of December 31, 2015 as a change in accounting principle.

In March 2015, the accounting guidance related to the presentation of debt issuance costs was amended to require that such costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability but does not change the recognition and measurement requirements for debt issuance costs. In June 2015, it was clarified that debt issuance costs related to revolving lines of credit were excluded from this guidance and that a company would be responsible for adopting an accounting policy for the presentation of such costs, including treating such costs as an amortizable asset. This guidance is required to be adopted retrospectively to all periods presented. As permitted, we adopted this guidance as of December 31, 2015 as a change in accounting principle applied retrospectively to all periods presented.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2015, the accounting guidance related to business combinations was amended to require that adjustments to provisional amounts that are identified during the measurement period be recognized in the reporting period in which the adjustment amounts are determined rather than being retrospectively recognized as of the acquisition date. Such amounts will be required to either be presented separately on the face of the income statement or within a footnote disclosure stating what the impacts on prior period financial statements would have been had such amounts had been recognized as of the acquisition date. This guidance will become effective for us on January 1, 2016. The adoption of this guidance is not expected to have a material impact on our Consolidated Financial Statements.

In February 2015, the accounting guidance related to consolidation was amended to include changes to both the variable and voting interest models used by companies to evaluate whether an entity should be consolidated. This guidance will become effective for us on January 1, 2016. The adoption of this guidance is not expected to have an impact on our Consolidated Financial Statements.

In May 2014, the accounting guidance related to revenue recognition was amended to outline a single, comprehensive model for accounting for revenue from contracts with customers. While this guidance supersedes existing revenue recognition guidance, it closely aligns with current GAAP. The new guidance will become effective for us on January 1, 2018, with early adoption permitted on January 1, 2017. We are currently evaluating the impact, if any, the adoption of this guidance will have on our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We intend to manage interest rate risk through the use of a combination of fixed rate and variable rate debt. We borrow under our Credit Agreement at various interest rate options based on the Alternate Base Rate or LIBOR rate depending on certain financial ratios. At December 31, 2015, the outstanding principal balance on our Credit Agreement was $533.5 million, composed of $343.5 million under our revolving line of credit and $190.0 million under our term loan. Considering the total outstanding balance of $533.5 million, a 1% change in interest rates would result in an impact to income before income taxes of approximately $5.3 million per year.

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

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of

MEDNAX, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MEDNAX, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements the Company changed the manner in which it classifies deferred income tax assets and liabilities in 2015.

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

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded Virtual Radiologic Corporation (“vRad”) from its assessment of internal control over financial reporting as of December 31, 2015 because vRad was acquired by the Company in a purchase business combination during 2015. We have also excluded vRad from our audit of internal control over financial reporting. vRad is a wholly-owned subsidiary whose total assets and total revenues represent 1% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

/s/ PricewaterhouseCoopers LLP

Ft. Lauderdale, Florida

February 11, 2016

MEDNAX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$51,572	$47,928
Short-term investments	8,853	6,035
Accounts receivable, net	444,737	352,191
Prepaid expenses	9,639	7,036
Deferred income taxes	—	45,961
Other assets	12,968	7,901

Total current assets	527,769	467,052

Investments	63,288	64,082
Property and equipment, net	83,634	66,048
Goodwill	3,366,150	2,776,188
Intangible assets, net	424,219	198,136
Other assets	82,154	36,742

Total assets	$4,547,214	$3,608,248

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued expenses	$395,807	$380,658
Current portion of long-term debt and capital lease obligations	11,883	10,465
Income taxes payable	21,081	25,150

Total current liabilities	428,771	416,273
Line of credit	343,500	368,000
Long-term debt and capital lease obligations, net	919,320	190,308
Long-term professional liabilities	176,532	148,651
Deferred income taxes	188,956	160,487
Other liabilities	52,289	58,963

Total liabilities	2,109,368	1,342,682

Commitments and contingencies

Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000 shares authorized; 93,739 and 96,030 shares issued and outstanding, respectively	937	960
Additional paid-in capital	926,235	886,877
Retained earnings	1,510,356	1,376,782

Total MEDNAX, Inc. shareholders’ equity	2,437,528	2,264,619
Noncontrolling interests	318	947

Total equity	2,437,846	2,265,566

Total liabilities and equity	$4,547,214	$3,608,248

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for per share data)

	Years Ended December 31,
	2015	2014	2013
Net revenue	$2,779,996	$2,438,913	$2,154,012

Operating expenses:
Practice salaries and benefits	1,753,505	1,543,395	1,361,318
Practice supplies and other operating expenses	98,480	89,002	82,388
General and administrative expenses	305,915	247,527	218,209
Depreciation and amortization	64,228	45,990	39,966

Total operating expenses	2,222,128	1,925,914	1,701,881

Income from operations	557,868	512,999	452,131
Investment and other income	1,844	2,728	1,696
Interest expense	(23,110)	(8,891)	(5,415)
Equity in earnings of unconsolidated affiliate	3,127	1,780	—

Total non-operating expenses	(18,139)	(4,383)	(3,719)

Income before income taxes	539,729	508,616	448,412
Income tax provision	204,038	191,413	167,895

Net income	335,691	317,203	280,517
Net loss attributable to noncontrolling interests	629	78	—

Net income attributable to MEDNAX, Inc.	$336,320	$317,281	$280,517

Per common and common equivalent share data:
Net income attributable to MEDNAX, Inc.:
Basic	$3.61	$3.22	$2.83

Diluted	$3.58	$3.18	$2.78

Weighted average common shares:
Basic	93,077	98,588	99,112

Diluted	93,960	99,887	100,969

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	100,038	1,000	787,580	1,246,788	—	2,035,368
Net income	—	—	—	280,517	—	280,517
Common stock issued under employee stock option and employee stock purchase plan	1,331	14	28,683	—	—	28,697
Issuance of restricted stock and vesting of deferred stock	922	9	(9)	—	—	—
Stock-based compensation expense	—	—	31,288	—	—	31,288
Forfeitures of restricted stock	(28)	—	—	—	—	—
Repurchased common stock	(1,056)	(11)	(8,570)	(43,282)	—	(51,863)
Excess tax benefit related to employee stock incentive plans	—	—	18,981	—	—	18,981

Balance at December 31, 2013	101,207	1,012	857,953	1,484,023	—	2,342,988
Contributions from noncontrolling interests	—	—	—	—	1,025	1,025
Net income (loss)	—	—	—	317,281	(78)	317,203
Common stock issued under employee stock option and employee stock purchase plan	1,412	13	42,863	—	—	42,876
Issuance of restricted stock and vesting of deferred stock	573	6	(6)	—	—	—
Issuance of restricted stock for contingent consideration	12	—	705	—	—	705
Stock-based compensation expense	—	—	31,719	—	—	31,719
Forfeitures of restricted stock	(34)	—	—	—	—	—
Repurchased common stock	(7,140)	(71)	(63,836)	(424,522)		(488,429)
Excess tax benefit related to employee stock incentive plans	—	—	17,479	—	—	17,479

Balance at December 31, 2014	96,030	$960	$886,877	$1,376,782	$947	$2,265,566
Net income (loss)	—	—	—	336,320	(629)	335,691
Common stock issued under employee stock option and employee stock purchase plan	463	5	20,123	—	—	20,128
Issuance of restricted stock and vesting of deferred stock	527	5	(5)	—	—	—
Issuance of restricted stock for acquisition consideration	114	1	7,799	—	—	7,800
Stock-based compensation expense	—	—	32,129	—	—	32,129
Forfeitures of restricted stock	(30)	—	—	—	—	—
Repurchased common stock	(3,365)	(34)	(32,271)	(202,746)		(235,051)
Excess tax benefit related to employee stock incentive plans	—	—	11,583	—	—	11,583

Balance at December 31, 2015	93,739	$937	$926,235	$1,510,356	$318	$2,437,846

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$335,691	$317,203	$280,517
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	64,228	45,990	39,966
Net change in fair value of contingent consideration liabilities	13	(417)	3,656
Stock-based compensation expense	32,129	31,719	31,288
Equity in earnings of unconsolidated affiliate	(3,127)	(1,780)	—
Distribution of earnings from unconsolidated affiliate	2,062	—	—
Deferred income taxes	14,494	2,559	15,920
Changes in assets and liabilities:
Accounts receivable	(55,391)	(57,018)	(37,331)
Prepaid expenses and other assets	(4,905)	1,506	212
Other assets	1,639	2,137	(3,541)
Accounts payable and accrued expenses	(7,874)	66,039	49,239
Income taxes payable	(4,101)	6,998	5,772
Payments of contingent consideration liabilities	(1,439)	(4,071)	(1,308)
Long-term professional liabilities	(2,064)	9,284	19,797
Other liabilities	(2,654)	2,492	1,211

Net cash provided from operating activities	368,701	422,641	405,398

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(818,903)	(479,394)	(238,045)
Purchases of investments	(33,980)	(26,884)	(20,802)
Proceeds from maturities of investments	31,956	20,735	11,011
Purchases of property and equipment	(27,073)	(18,061)	(15,654)

Net cash used in investing activities	(848,000)	(503,604)	(263,490)

Cash flows from financing activities:
Borrowings on credit facility	2,121,500	1,754,500	911,500
Payments on credit facility	(2,156,000)	(1,213,500)	(1,028,500)
Proceeds from issuance of senior notes	750,000	—	—
Payments for financing costs	(14,190)	(4,281)	—
Payments of contingent consideration liabilities	(12,856)	(11,740)	(10,365)
Payments on capital lease obligations	(2,171)	(159)	(99)
Excess tax benefit from exercises of stock options and vesting of restricted and deferred stock	11,583	17,462	18,579
Proceeds from issuance of common stock	20,128	42,876	28,697
Contribution from noncontrolling interests	—	1,025	—
Repurchases of common stock	(235,051)	(488,429)	(51,863)

Net cash provided from (used in) financing activities	482,943	97,754	(132,051)

Net increase in cash and cash equivalents	3,644	16,791	9,857
Cash and cash equivalents at beginning of year	47,928	31,137	21,280

Cash and cash equivalents at end of year	$51,572	$47,928	$31,137

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$20,367	$7,323	$3,312
Income taxes	$181,005	$161,841	$126,411
Non-cash investing and financing activities:
Value of common stock issued for an acquisition	$7,800	$—	$—
Equipment financed through capital leases	$3,135	$1,244	$—
Property and equipment included in accounts payable	$1,800	$—	$—

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

In addition to the Company’s national physician network, during 2015 the Company acquired a radiology physician services and telemedicine company that provides outsourced radiology and telemedicine services to hospital, health system and radiology group facilities as well as a third-party receivables company that specializes in revenue recovery on accounts that require heightened expertise, labor and capital. During 2014, the Company acquired two complementary businesses that offer services to medical providers, including its own, consisting of a revenue cycle management company and a consulting services company.

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

Prior period financial statements have been adjusted to conform with the current year presentation for the presentation of intangible assets and other current assets as well as for changes resulting from the adoption of the accounting guidance related to the presentation of debt issuance costs.

For the presentation of debt issuance costs, the Company reclassified its debt issuance costs, other than those related to its revolving line of credit, as a direct deduction from the related long-term debt. This reclassification was recorded as a change in accounting principle. See “New Accounting Pronouncements.” The impact of the adjustments made to prior period balance sheet is presented below (in thousands):

	December 31, 2014
	Previously Reported	Adjustment	As Revised
Consolidated Balance Sheet:
Other assets (noncurrent portion) (1)	$235,425	$(547)	$234,878
Total assets	$3,608,795	$(547)	$3,608,248
Long-term debt and capital lease obligations	$190,855	$(547)	$190,308
Total liabilities	$1,343,229	$(547)	$1,342,682

(1)	For the year ended December 31, 2014, the previously reported amount of other noncurrent assets included intangible assets, net of accumulated amortization and other noncurrent assets. For the year ended December 31, 2015, intangible assets and other noncurrent assets are separately presented.

Recently Adopted Accounting Pronouncements

In November 2015, the accounting guidance related to deferred income tax assets and liabilities was amended to require that such amounts be presented in the balance sheet as noncurrent rather than separating deferred income tax assets and liabilities into current and noncurrent amounts. This guidance is required to be adopted on January 1, 2017 and may be applied either prospectively to all deferred tax assets and liabilities as of year-end 2015 or retrospectively to all periods presented. As permitted, the Company adopted this guidance prospectively as of December 31, 2015 as a change in accounting principle.

In March 2015, the accounting guidance related to the presentation of debt issuance costs was amended to require that such costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability but does not change the recognition and measurement requirements for debt issuance costs. In June 2015, it was clarified that debt issuance costs related to revolving lines of credit were excluded from this guidance and that a company would be responsible for adopting an accounting policy for the presentation of such costs, including treating such costs as an amortizable asset. This guidance is required to be adopted on January 1, 2016 retrospectively to all periods presented. As permitted, the Company adopted this guidance as of December 31, 2015 as a change in accounting principle and applied retrospectively to all periods presented. The Company will continue to present debt issuance costs related to its revolving line of credit as an amortizable asset.

New Accounting Pronouncements

In September 2015, the accounting guidance related to business combinations was amended to require that adjustments to provisional amounts that are identified during the measurement period be recognized in the reporting period in which the adjustment amounts are determined rather than being retrospectively recognized as of the acquisition date. Such amounts will be required to either be presented separately on the face of the income statement or within a footnote disclosure stating what the impacts on prior period financial statements would have been had such amounts had been recognized as of the acquisition date. This guidance will become effective for the Company on January 1, 2016, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In February 2015, the accounting guidance related to consolidation was amended to include changes to both the variable and voting interest models used by companies to evaluate whether an entity should be consolidated. This guidance will become effective for the Company on January 1, 2016, and early adoption is permitted. The adoption of this guidance is not expected to have an impact on the Company’s Consolidated Financial Statements.

In May 2014, the accounting guidance related to revenue recognition was amended to outline a single, comprehensive model for accounting for revenue from contracts with customers. While this guidance supersedes existing revenue recognition guidance, it closely aligns with current accounting principles generally accepted in the United States (“GAAP”). The new guidance will become effective for the Company on January 1, 2018, with early adoption permitted on January 1, 2017. The Company is currently evaluating the impact, if any, the adoption of this guidance will have on the Company’s Consolidated Financial Statements.

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

The following table summarizes the Company’s net revenue by service line (in percentages):

	Years Ended December 31,
	2015	2014	2013
Neonatal and other pediatric subspecialties	44%	50%	52%
Anesthesia	37%	36%	32%
Maternal-fetal	9%	9%	11%
Pediatric cardiology	4%	4%	5%
Radiology	4%	—	—
Other services	2%	1%	—

	100%	100%	100%

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

In addition, the Company generates revenue for services rendered under various coding and billing contracts. Contract terms are specific to each customer and may include a combination of a flat fee for coding of medical charts, a fixed fee per patient visit as well as a percentage of cash collections received by the providers. Revenue for flat and fixed fee arrangements is recognized in the month the coding occurs or the patient visit occurs. Revenue for percentage fees are recognized in the month that cash is collected for customers from payors. Revenue recorded for these services during 2015 were immaterial.

Accounts receivable are primarily amounts due under fee-for-service contracts from third-party payors, such as insurance companies, self-insured employers and patients and government-sponsored healthcare programs geographically dispersed throughout the United States and its territories. Concentration of credit risk relating to accounts receivable is limited by the number, diversity and geographic dispersion of the business units managed by the Company, as well as by the large number of patients and payors, including the various governmental agencies in the states in which the Company provides services. Receivables from government agencies made up approximately 19% of net accounts receivable at December 31, 2015 and 2014.

Cash and Cash Equivalents

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

Business Acquisitions

The Company accounts for business acquisitions as required by the provisions of the accounting guidance for business combinations such that all business combinations are required to be accounted for at fair value. The guidance requires the Company to expense certain acquisition costs as they are incurred. In accordance with the acquisition method of accounting, any identifiable assets acquired and any liabilities assumed are recognized and measured at their fair values on the acquisition date. If information about facts and circumstances existing as of the acquisition date is incomplete at the end of the reporting period in which a business acquisition occurs, the Company will report provisional amounts for the items for which the accounting is incomplete. The measurement period ends once the Company receives sufficient information to finalize the fair values; however, the period will not exceed one year from the acquisition date. Any material adjustments recognized during the measurement period are to be reflected retrospectively in the Consolidated Financial Statements of the subsequent period; however, beginning on January 1, 2016 any adjustments to provisional amounts that are identified during the measurement period will be recognized in the reporting period in which the adjustment amounts are determined.

In connection with certain acquisitions, the Company enters into agreements to pay additional amounts in cash or common stock based on the achievement of certain performance measures for up to five years ending after the acquisition dates. The Company measures this contingent consideration at fair value at the acquisition date and records such contingent consideration as a liability or equity on the Company’s Consolidated Balance Sheets on the acquisition date. The fair value of each contingent consideration liability is remeasured at each reporting period with any change in fair value recognized as income or expense within operations in the Company’s Consolidated Statements of Income. See Note 6 for more information on the Company’s business acquisitions.

Goodwill and Other Intangible Assets

The Company records acquired assets and liabilities at their respective fair values under the acquisition method of accounting. Goodwill represents the excess of cost over the fair value of the net assets acquired. Intangible assets with finite lives, principally physician and hospital agreements, customer relationships, patented technology and trade names, are recognized apart from goodwill at the time of acquisition based on the contractual-legal and separability criteria established in the accounting guidance for business combinations. Intangible assets with finite lives are amortized on either an accelerated basis based on the annual undiscounted economic cash flows associated with the particular intangible asset or on a straight-line basis over their estimated useful lives. Intangible assets with finite lives are amortized over periods of one to 20 years.

Goodwill is tested for impairment at a reporting unit level on at least an annual basis in accordance with the subsequent measurement provisions of the accounting guidance for goodwill. The Company defines a reporting unit based upon its management structure for services provided in specific regions of the United States. The testing for impairment is completed using a two-step test. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, a second step is performed to determine the amount of any impairment loss. The Company uses income and market-based valuation approaches to determine the fair value of its reporting units. These approaches focus on discounted cash flows and market multiples based on the Company’s market capitalization to derive the fair value of a reporting unit. The Company also considers the economic outlook for the healthcare services industry and various other factors during the testing process, including hospital and physician contract changes, local market developments, changes in third-party payor payments, and other publicly available information. The Company completed annual impairment tests in the third quarter of each of 2015, 2014 and 2013 and determined that goodwill was not impaired in any of the three years.

Long-Lived Assets

The Company is required to evaluate long-lived assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. The recoverability of such assets is measured by a comparison of the carrying value of the assets to the future undiscounted cash flows before interest charges to be generated by the assets. If long-lived assets are impaired, the impairment to be recognized is measured as the excess of the carrying value over the fair value. Long-lived assets held for disposal are reported at the lower of the carrying value or fair value less disposal costs. The Company does not believe there are any indicators that would require an adjustment to such assets or their estimated periods of recovery at December 31, 2015 pursuant to current accounting standards.

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

Stock Incentive Plans

The Company grants stock-based awards consisting primarily of restricted stock to key employees under its Amended and Restated 2008 Incentive Compensation Plan. In accordance with the accounting guidance for stock-based compensation, the Company measures the cost of employee services received in exchange for stock-based awards based on grant-date fair value and allocates the resulting compensation expense over the corresponding requisite service period using the graded vesting attribution method. The Company also performs analyses to estimate forfeitures of stock-based awards as required by the accounting guidance for stock-based compensation. The Company is required to assess its forfeiture estimates on at least an annual basis and adjust the estimates as necessary based on the number of awards that ultimately vest.

Net Income Per Common Share

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of outstanding restricted stock and stock options calculated using the treasury stock method. Under the treasury stock method, the Company includes the assumed excess tax benefits related to the potential exercise or vesting of its stock-based awards using the difference between the average market price for the applicable period less the option price, if any, and the fair value of the stock-based award on the date of grant multiplied by the applicable tax rate.

Fair Value Measurements

In accordance with the accounting guidance for fair value measurements and disclosures, the Company carries its money market funds included in cash and cash equivalents at fair value. In accordance with the three-tier fair value hierarchy under this guidance, the Company determined the fair value using quoted market prices, a Level 1 input as defined under the accounting guidance for fair value measurements. At December 31, 2015 and 2014, the Company’s money market funds had a carrying amount of $13.9 million and $5.1 million, respectively.

The Company also carries the cash surrender value of life insurance related to its deferred compensation arrangements at fair value. The investments underlying the life insurance contracts consist primarily of exchange-traded equity securities and mutual funds with quoted prices in active markets. In accordance with the three-tier fair value hierarchy, the Company determined the fair value using the cash surrender value of the life insurance, a Level 2 input as defined under the accounting guidance for fair value measurements. At December 31, 2015 and 2014, the Company’s cash surrender value of life insurance had a carrying amount of $14.5 million and $16.0 million, respectively.

In addition, the Company carries its contingent consideration liabilities related to acquisitions at fair value. In accordance with the three-tier fair value hierarchy, the Company determined the fair value of its contingent consideration liabilities using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3, or unobservable inputs as defined under the accounting guidance for fair value measurements. At December 31, 2015 and 2014, the Company’s contingent consideration liabilities had a fair value of $24.9 million and $35.3 million, respectively. See Note 6 for more information regarding the Company’s contingent consideration liabilities.

The carrying amounts of cash equivalents, short-term investments, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments. The carrying values of long-term investments, line of credit, long-term debt and capital lease obligations approximate fair value. If the Company’s investments were measured at fair value, they would be categorized as Level 2 in the fair value hierarchy. If the Company’s line of credit and long-term debt were measured at fair value, they would be categorized as Level 2 in the fair value hierarchy.

3.    Investments:

Investments held are summarized as follows (in thousands):

	December 31, 2015		December 31, 2014
	Short-Term	Long-Term	Short-Term	Long-Term
Municipal debt securities	$8,608	$34,858	$5,539	$35,827
Federal home loan securities	—	26,715	—	27,030
Certificates of deposit	245	1,715	496	1,225

	$8,853	$63,288	$6,035	$64,082

Contractual maturities of long-term investments are summarized as follows (in thousands):

	December 31,
	2015	2014
Due after one year through five years	$60,383	$54,959
Due after five years through six years	2,905	9,123

	$63,288	$64,082

4.    Accounts Receivable and Net Revenue:

Accounts receivable, net consists of the following (in thousands):

	December 31,
	2015	2014
Gross accounts receivable	$1,574,038	$1,200,958
Allowance for contractual adjustments and uncollectibles	(1,129,301)	(848,767)

	$444,737	$352,191

Net revenue consists of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Gross revenue	$8,942,957	$7,662,556	$6,702,484
Contractual adjustments and uncollectibles	(6,389,195)	(5,403,437)	(4,695,232)
Hospital contract administrative fees	226,234	179,794	146,760

	$2,779,996	$2,438,913	$2,154,012

Accounts receivable of $444.7 million and $352.2 million at December 31, 2015 and 2014, respectively, consist primarily of amounts due from government-sponsored healthcare programs and third-party insurance payors for services provided by the Company’s affiliated physicians.

Net revenue of $2.8 billion, $2.4 billion and $2.2 billion for the years ended December 31, 2015, 2014 and 2013, respectively, consists primarily of gross billed charges for services provided by the Company’s affiliated physicians less an estimated allowance for contractual adjustments and uncollectibles to properly account for the anticipated differences between gross billed charge amounts and expected reimbursement amounts.

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

The Company’s annual price increases typically increase contractual adjustments as a percentage of gross patient service revenue. This increase is primarily due to Medicaid, Medicare and other government-sponsored healthcare programs that generally provide for reimbursements on a fee-schedule basis rather than on a gross charge basis. When the Company bills these programs, like other payors, on a gross-charge basis, it also increases its provision for contractual adjustments and uncollectibles by the amount of any price increase, resulting in a higher contractual adjustment percentage.

5.    Property and Equipment:

Property and equipment consists of the following (in thousands):

	December 31,
	2015	2014
Building	$26,382	$22,981
Land	6,683	6,683
Equipment and other	169,903	133,279

	202,968	162,943
Accumulated depreciation	(119,334)	(96,895)

	$83,634	$66,048

At December 31, 2015 and 2014, property and equipment includes medical and other equipment held under capital leases of approximately $5.4 million and $2.4 million, and related accumulated depreciation of approximately $2.3 million and $1.4 million, respectively. The Company recorded depreciation expense of approximately $22.2 million, $15.9 million and $15.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

6.    Business Acquisitions:

During the year ended December 31, 2015, the Company completed 12 acquisitions, of which 10 were physician group practices including seven anesthesiology practices, two neonatology practices and one other pediatric subspecialty practice, and two non-practice acquisitions including a leading radiology physician services and telemedicine company and a complementary third-party receivables company. The acquisition-date fair value of the total consideration for the 12 acquisitions was $853.3 million, inclusive of cash acquired. Approximately $818.3 million was paid in cash, net of $23.0 million in cash acquired, $7.8 million was paid by issuing 114,306 shares of the Company’s common stock, $3.8 million was recorded as a contingent consideration liability and $0.4 million was recorded within other current liabilities.

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

The Company’s allocation of purchase price is as follows (in thousands):

	Radiology Acquisition	Other Acquisitions	Total
Current assets	$51,736	$11,445	$63,181
Property and equipment	11,398	449	11,847
Other noncurrent assets	8,237	2,552	10,789
Goodwill	313,340	275,984	589,324
Other intangible assets	199,960	73,477	273,437
Current liabilities	(27,008)	(1,160)	(28,168)
Deferred income tax liabilities—long-term	(15,850)	(14,356)	(30,206)
Other long-term liabilities	(34,275)	(2,618)	(36,893)

	$507,538	$345,773	$853,311

One of the acquisitions completed during the year ended December 31, 2015 remains subject to a working capital adjustment.

The 114,306 shares of the Company’s common stock issued as a component of the purchase consideration for an acquisition completed during the year ended December 31, 2015 had an acquisition-date fair value of $7.8 million. The fair value of such shares was determined using the closing price on the New York Stock Exchange of the Company’s common stock less a discount for lack of marketability, reflecting a three year contractual restriction on disposition or assignment of such common stock.

The contingent consideration of $3.8 million recorded during the year ended December 31, 2015 is related to an agreement to pay an additional cash amount based on the achievement of certain performance measures for up to two years after the acquisition date. The accrued contingent consideration was recorded as a liability at acquisition-date fair value using the income approach with assumed discount rates ranging from 2.8% to 3.5% over the applicable terms and an assumed payment probability of 100% for each of the applicable years. The range of the undiscounted amount the Company could pay under the contingent consideration agreement is between $0 and $4.0 million. In addition, during the year ended December 31, 2015, the Company recorded a decrease to its contingent consideration liability of $1.0 million related to the change in fair value of certain contingent consideration agreements for which the performance measures will not be met. This change in fair value was recorded within operating income.

In addition, during the year ended December 31, 2015, the Company paid $14.3 million for contingent consideration related to certain prior-period acquisitions, of which all but the accretion recorded during 2015 was accrued as of December 31, 2014. In connection with prior-period acquisitions, the Company also recorded a net increase of $0.6 million to goodwill composed of a decrease in intangible assets of $5.3 million, an increase of $2.6 million in other current assets, a decrease of $2.6 million in other long-term liabilities and $0.6 million in additional cash consideration related to a working capital true-up adjustment and other measurement period adjustments. These adjustments did not have a material impact on the Company’s Consolidated Financial Statements in any period; therefore, the Company has not retrospectively adjusted such statements.

During 2014, the Company completed 13 acquisitions, composed of 11 physician group practices, a complementary revenue cycle management company as well as a consulting services company for total consideration of $488.6 million, consisting of $479.4 million in cash and $9.2 million of contingent consideration.

In June 2014, the Company entered into two joint ventures, one in which it owns a 75% economic interest and one in which it owns a 37.5% economic interest. The financial results of the 75% owned joint venture are fully consolidated into the Company’s operating results and are not material to the Consolidated Financial Statements. In connection with the 37.5% owned joint venture, the Company completed a nonmonetary exchange of certain operations with a fair value of $7.7 million as contribution to the joint venture. The carrying value of the goodwill transferred of $7.2 million and the fixed assets transferred of $0.5 million approximated the fair value of the contribution to this joint venture, and accordingly no gain or loss was recognized on the transaction. The investment in this joint venture is included in other assets, noncurrent, as presented in the Company’s Consolidated Balance Sheets.

The results of operations of the practices acquired in 2015 and 2014 have been included in the Company’s Consolidated Financial Statements from the dates of acquisition. The following unaudited pro forma information combines the consolidated results of operations of the Company on a GAAP basis and the acquisitions completed during 2015 and 2014, including adjustments for pro forma amortization and interest expense, as if the transactions had occurred on January 1, 2014 and January 1, 2013, respectively (in thousands, except per share data):

	Years Ended December 31,
	2015	2014
Net revenue	$2,946,467	$2,945,493
Net income	343,575	345,517
Net income per common share (1):
Basic	$3.69	$3.50
Diluted	$3.66	$3.46
Weighted average common shares (1):
Basic	93,077	98,588
Diluted	93,960	99,887

(1)	The comparison of net income per common share is affected by the changes in the number of weighted average shares outstanding in each period.

The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the periods indicated, nor are they indicative of the results of future combined operations.

7.    Goodwill and Intangible Assets:

Goodwill was $3.4 billion and $2.8 billion at December 31, 2015 and 2014, respectively. The change in the carrying amount of goodwill of approximately $590.0 million during the year ended December 31, 2015 is primarily related to the Company’s 2015 acquisitions. The Company expects that approximately $83.7 million of the goodwill recorded during the year ended December 31, 2015 will be deductible for tax purposes. The change in the carrying amount of goodwill during the year ended December 31, 2014 of approximately $382.5 million related to the 2014 acquisitions.

Intangible assets, net, consist of the following (in thousands):

	December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (1) (in years)
Physician and hospital agreements	$265,465	$(130,050)	$135,415	0.4
Customer relationships	248,880	(10,612)	238,268	9.9
Trade names	28,620	(597)	28,023	1.2
Patented technology	24,230	(1,717)	22,513	0.6

	$567,195	$(142,976)	$424,219

(1)	The weighted average amortization period includes amortization expense related to years beyond 2020 of approximately $229.3 million.

	December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (2) (in years)
Physician and hospital agreements	$216,458	$(98,145)	$118,313	0.8
Customer relationships	75,460	(2,634)	72,826	7.2
Trade names	7,150	(153)	6,997	0.7

	$299,068	$(100,932)	$198,136

(2)	The weighted average amortization period includes amortization expense related to years beyond 2019 of approximately $69.1 million.

The change in the carrying amount of intangible assets, net of approximately $226.1 million during the year ended December 31, 2015 is primarily related to the Company’s 2015 acquisitions.

Amortization expense for other intangible assets was $42.0 million, $30.1 million and $24.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Amortization expense for existing other intangible assets for the next five years is expected to be as follows (in thousands):

2016	$48,967
2017	43,173
2018	38,639
2019	34,600
2020	29,535

8.    Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2015	2014
Accounts payable	$21,969	$32,783
Accrued salaries and bonuses	233,499	231,390
Accrued payroll taxes and benefits	58,979	49,858
Accrued professional liability	25,995	19,718
Accrued contingent consideration	13,565	17,010
Accrual for uncertain tax positions	7,000	—
Other accrued expenses	34,800	29,899

	$395,807	$380,658

9.    Accrued Professional Liability:

At December 31, 2015 and 2014, the Company’s total accrued professional liability of $202.5 million and $168.4 million, respectively, includes incurred but not reported loss reserves of $142.4 million and $120.6 million, respectively, and loss reserves for reported claims associated with self-insured retention amounts through the Company’s wholly owned captive insurance subsidiary of $60.1 million and $47.8 million, respectively.

The activity related to the Company’s total accrued professional liability for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Balance at beginning of year	$168,369	$158,691	$137,036
Assumed liabilities through acquisition	35,968	—	—

Provision (adjustment) for losses related to:
Current year	39,204	39,386	41,235
Prior years	(25,797)	(16,125)	(8,100)

Total provision for losses	13,407	23,261	33,135

Claim payments related to:
Current year	(1,382)	(293)	(741)
Prior years	(13,835)	(13,290)	(10,739)

Total payments	(15,217)	(13,583)	(11,480)

Balance at end of year	$202,527	$168,369	$158,691

The net increases in the Company’s total accrued professional liability for the years ended December 31, 2015 and 2014, are primarily attributable to liabilities assumed through an acquisition and increases in the current year provision for losses as a result of the increase in the number of physicians insured due to acquisitions and internal growth, offset by claim payments and adjustments to the provision for losses related to prior years resulting from favorable trends in the Company’s claims experience.

10.    Long-Term Debt and Capital Lease Obligations:

In June 2015, the Company entered into an amendment to its existing credit agreement dated as of October 29, 2014 (as amended, the “Credit Agreement”), in order to exercise the accordion feature and increase the total revolving loan commitments from $1.3 billion to $1.7 billion. The Credit Agreement provides for a $1.7 billion unsecured revolving credit facility and a $200.0 million term loan and includes a $75.0 million sub-facility for swingline loans and a $37.5 million sub-facility for the issuance of letters of credit. The Company may increase the Credit Agreement to up to $2.2 billion on an unsecured basis, subject to the satisfaction of specified conditions. The Credit Agreement matures on October 29, 2019 and is guaranteed by substantially all of the Company’s subsidiaries and affiliated professional contractors. At the Company’s option, borrowings under the Credit Agreement (other than swingline loans) will bear interest at (i) the Alternate Base Rate (defined as the higher of (a) the prime rate, (b) the Federal Funds Rate plus 1/2 of 1.00% and (c) LIBOR for an interest period of one month plus 1.00%) plus an applicable margin rate ranging from 0.125% to 0.750% based on the Company’s consolidated leverage ratio or (ii) the LIBOR rate plus an applicable margin rate ranging from 1.125% to 1.750% based on the Company’s consolidated leverage ratio. Swingline loans will bear interest at the alternate base rate plus the applicable margin. The Credit Agreement also calls for other customary fees and charges, including an unused commitment fee ranging from 0.150% to 0.300% of the unused lending commitments, based on the Company’s consolidated leverage ratio.

The Credit Agreement contains customary covenants and restrictions, including covenants that require the Company to maintain a minimum interest coverage ratio, not to exceed a specified consolidated leverage ratio and to comply with laws. The Credit Agreement permits the Company to pay dividends and make certain other distributions, subject to limitations specified therein. Failure to comply with these covenants would constitute an event of default under the Credit Agreement, notwithstanding the ability of the Company to meet its debt service obligations. The Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement. At December 31, 2015, the Company believes it was in compliance, in all material respects, with the financial covenants and other restrictions applicable under the Credit Agreement.

On December 8, 2015, the Company completed a private offering of $750.0 million aggregate principal amount of 5.25% senior unsecured notes due 2023 (the “2023 Senior Notes”). The Company’s obligations under the 2023 Senior Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee the Credit Agreement. Interest on the 2023 Senior Notes accrues at the rate of 5.25% per annum and is payable semi-annually in arrears on June 1 and December 1, beginning on June 1, 2016.

At any time prior to December 1, 2018, the Company may redeem all or a portion of the 2023 Senior Notes at a redemption price equal to 100% of the principal amount of the notes being redeemed plus an applicable redemption premium and accrued and unpaid interest to the redemption date. In addition, at any time prior to December 1, 2018, the Company may redeem up to 35% of the aggregate principal amount of the 2023 Senior Notes at a redemption price of 105.250% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, using proceeds from one or more equity offerings. On or after December 1, 2018, the Company may redeem all or a portion of the 2023 Senior Notes, at the redemption prices of 103.938% in 2018, 102.625% in 2019, 101.313% in 2020 and 100% in 2021 and thereafter, plus accrued and unpaid interest to the redemption date.

The indenture under which the 2023 Senior Notes are issued, among other things, limits our ability to (1) incur liens and (2) enter into sale and lease-back transactions, and also limits our ability to merge or dispose of all or substantially all of our assets, in all cases, subject to a number of customary exceptions. Although we are not required to make mandatory redemption or sinking fund payments with respect to the 2023 Senior Notes, upon the occurrence of a change in control of MEDNAX, we may be required to repurchase the 2023 Senior Notes at a purchase price equal to 101% of the aggregate principal amount of the 2023 Senior Notes repurchased plus accrued and unpaid interest.

As of December 31, 2015, the Company adopted the accounting guidance that issuance costs related to a recognized long-term debt liability, other than revolving credit arrangements, be presented in the balance sheet as a direct deduction from the carrying value of that long-term debt.

Long-term debt consists of the following (in thousands):

	December 31, 2015
	Principal	Unamortized Debt Issuance Costs	Total
5.25% Senior Unsecured Notes due 2023	$750,000	$(12,695)	$737,305
Revolving line of credit	343,500	—	343,500
Term loan	190,000	(401)	189,599

	1,283,500	(13,096)	1,270,404
Less: Current portion	(10,000)	—	(10,000)

Long-term portion	$1,273,500	$(13,096)	$1,260,404

	December 31, 2014
	Principal	Unamortized Debt Issuance Costs	Total
Revolving line of credit	$368,000	$—	$368,000
Term loan	200,000	(547)	199,453

	568,000	(547)	567,453
Less: Current portion	(10,000)	—	(10,000)

Long-term portion	$558,000	$(547)	$557,453

The Company has outstanding letters of credit which reduced the amount available under the Credit Agreement by $0.2 million at December 31, 2015. At December 31, 2015, the Company had an available balance on its Credit Agreement of $1.4 billion.

Aggregate annual maturities of the Company’s term loan and 2023 Senior Notes as of December 31, 2015 are as follows (in thousands):

2016	$10,000
2017	20,000
2018	30,000
2019	130,000
Thereafter	750,000

The Company’s capital lease obligations consist of the following (in thousands):

	December 31,
	2015	2014
Capital lease obligations	$4,299	$1,320
Less: Current portion	(1,883)	(465)

Long-term portion	$2,416	$855

The amounts due under the terms of the Company’s capital lease obligations at December 31, 2015 are as follows:

2016	$1,883
2017	1,632
2018	738
2019	46

11.    Income Taxes:

The components of the income tax provision are as follows (in thousands):

	December 31,
	2015	2014	2013
Federal:
Current	$168,596	$167,745	$134,938
Deferred	12,866	2,262	14,784

	181,462	170,007	149,722

State:
Current	20,948	21,109	17,037
Deferred	1,628	297	1,136

	22,576	21,406	18,173

Total	$204,038	$191,413	$167,895

The Company files its tax return on a consolidated basis with its subsidiaries. The remaining affiliated professional contractors file tax returns on an individual basis.

The effective tax rate was 37.76%, 37.63% and 37.44% for the years ended December 31, 2015, 2014 and 2013, respectively.

The differences between the effective rate and the United States federal income tax statutory rate are as follows:

	December 31,
	2015	2014	2013
Tax at statutory rate	35.00%	35.00%	35.00%
State income tax, net of federal benefit	2.97	2.74	2.63
Non-deductible expenses	0.34	0.33	0.27
Change in accrual estimates relating to uncertain tax positions	(0.43)	(0.59)	(0.48)
Change in valuation allowance	0.29	—	—
Other, net	(0.41)	0.15	0.02

Income tax provision	37.76%	37.63%	37.44%

The Company adopted the accounting guidance related to deferred income taxes, and accordingly, all deferred tax assets and liabilities are classified as long-term for the year ended December 31, 2015. The significant components of deferred income tax assets and liabilities are as follows (in thousands):

December 31, 2015
Allowance for uncollectible accounts	$82,928
Reserves and accruals	66,655
Stock-based compensation	13,662
Net operating loss carryforward	51,505
Property and equipment	3,116
Other	2,723

Deferred tax assets before valuation allowance	220,589
Less: Valuation allowance	(1,552)

Deferred tax assets, net of valuation allowance	219,037

Gross deferred tax liabilities:
Amortization	(311,303)
Accrual to cash adjustment	(55,046)
Other	(6,693)

Total deferred tax liabilities	(373,042)

Net deferred tax liability	$(154,005)

Deferred income tax assets and liabilities have not been retrospectively classified as long-term for the year ended December 31, 2014. The significant components of deferred tax assets and liabilities for the year ended December 31, 2014 are as follows (in thousands):

	December 31, 2014
	Total	Current	Non- Current
Allowance for uncollectible accounts	$48,178	$48,178	$—
Reserves and accruals	62,708	26,066	36,642
Stock-based compensation	14,354	8,346	6,008
Net operating loss carryforward	10,933	1,504	9,429
Property and equipment	1,524	—	1,524
Other	1,461	583	878

Total deferred tax assets	139,158	84,677	54,481

Amortization	(214,968)	—	(214,968)
Accrual to cash adjustment	(38,524)	(38,524)	—
Other	(192)	(192)	—

Total deferred tax liabilities	(253,684)	(38,716)	(214,968)

Net deferred tax (liability) asset	$(114,526)	$45,961	$(160,487)

The income tax benefit related to the exercise of stock options, the vesting of restricted and deferred stock and the purchase of shares under the Company’s non-qualified employee stock purchase plan in excess of amounts recorded as equity compensation expense reduces taxes currently payable and is credited to additional paid-in capital. Such amounts totaled approximately $11.6 million, $17.5 million, and $19.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company has net operating loss carryforwards for federal and state tax purposes totaling approximately $136.6 million, $29.0 million, and $16.9 million at December 31, 2015, 2014 and 2013, respectively, expiring at various times in 2019 through 2035. The changes in net operating loss carryforwards in 2015 and 2014 are primarily due to timing differences related to the recognition of income for tax purposes associated with acquisitions.

As of December 31, 2015, 2014 and 2013, the Company’s liability for uncertain tax positions, excluding accrued interest and penalties, was $18.4 million, $17.2 million and $14.9 million, respectively. The Company had approximately $17.1 million of uncertain tax positions that, if recognized, would favorably impact its effective tax rate at December 31, 2015.

The following table summarizes the activity related to the Company’s liability for uncertain tax positions for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2015	2014	2013
Balance at beginning of year	$17,165	$14,902	$13,072
Increases related to prior year tax positions	467	40	338
Decreases related to prior year tax positions	(1,168)	—	(38)
Increases related to current year tax positions	3,675	3,750	2,955
Decreases related to lapse of statutes of limitations	(1,692)	(1,527)	(1,425)

Balance at end of year	$18,447	$17,165	$14,902

During the years ended December 31, 2015 and 2014, the Company increased its liability for uncertain tax positions by a total of $1.2 million and $2.3 million, respectively, primarily related to additional taxes on current year positions, partially offset by decreases due to the expiration of statutes of limitation and current year tax positions.

During the third quarter of 2015, the Company entered into settlement discussions with a taxing authority regarding a tax matter. In connection with these settlement discussions, the Company believes that it is reasonably possible that its liability for uncertain tax positions may be decreased by approximately $7.0 million to $9.0 million over the next 12 months, all of which would favorably impact the Company’s effective tax rate.

In addition, the Company anticipates that its liability for uncertain tax positions will be increased by approximately $2.5 million for additional taxes and decreased by approximately $1.9 million related to the expiration of certain statutes of limitation over the next 12 months.

The Company includes interest and penalties related to income tax liabilities in income tax expense. The Company recognized a net increase of $0.6 million and $0.3 million related to interest and penalties during the years ended December 31, 2015 and 2014, respectively. The Company recognized a net decrease of $0.6 million in interest and penalties related to income tax liabilities during the year ended December 31, 2013. At December 31, 2015 and 2014, the Company’s accrued liability for interest and penalties related to income tax liabilities totaled $9.3 million and $8.7 million, respectively.

The Company is currently subject to U.S. Federal and various state income tax examinations for the tax years 2004 through 2014.

12.    Common and Common Equivalent Shares:

The calculation of shares used in the basic and diluted net income per share calculation for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Weighted average number of common shares outstanding	93,077	98,588	99,112
Weighted average number of dilutive common share equivalents	883	1,299	1,857

Weighted average number of common and common equivalent shares outstanding	93,960	99,887	100,969

Antidilutive securities not included in the diluted net income per common share calculation	—	1	35

13.    Stock Incentive Plans and Stock Purchase Plans:

The Company’s Amended and Restated 2008 Incentive Compensation Plan, as amended (the “Amended and Restated 2008 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property.

Under the Amended and Restated 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards generally vest upon the satisfaction of specified performance-based conditions or service-based conditions. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. At December 31, 2015, the Company had approximately 5.4 million shares available for future grants and awards under its Amended and Restated 2008 Incentive Plan.

On November 3, 2015, the Company’s shareholders approved an amendment to the Company’s 1996 Non-Qualified Employee Stock Purchase Plan, as amended (the “ESPP”) to increase the number of shares issuable under the ESPP. Under the ESPP, employees are permitted to purchase the Company’s common stock at 85% of market value on January 1st, April 1st, July 1st and October 1st of each year. Also on November 3, 2015, the Company’s shareholders approved the creation of the 2015 Non-Qualified Stock Purchase Plan (the “SPP”) which allows certain eligible non-employee service providers to purchase the Company’s common stock at 90% of market value on January 1st, April 1st, July 1st and October 1st of each year upon the SPP’s effective date of January 1, 2016.

Each of the ESPP and the SPP provide for the issuance of an of aggregate 2.5 million shares of the Company’s common stock less the number of shares of common stock purchased under the other plan. In accordance with the provisions of the accounting guidance for stock-based compensation, the Company recognizes stock-based compensation expense for the discount received by participating employees and non-employee service providers. During the year ended December 31, 2015, approximately 234,000 shares were issued under the ESPP. At December 31, 2015, the Company had approximately 2.6 million shares in aggregate reserved for issuance under the ESPP and SPP.

The Company recognized approximately $32.1 million, $31.7 million and $31.3 million of stock-based compensation expense related to its stock incentive plans and the ESPP during the years ended December 31, 2015, 2014 and 2013, respectively.

The activity related to the Company’s restricted and deferred stock awards and the corresponding weighted average grant-date fair values for the year ended December 31, 2015 are as follows:

	Number of Shares	Weighted Average Fair Value
Non-vested shares at January 1, 2015	1,271,044	$46.80
Awarded	483,423	$70.44
Forfeited	(29,974)	$55.77
Vested	(710,702)	$44.43

Non-vested shares at December 31, 2015	1,013,791	$61.50

The aggregate fair value of the restricted and deferred stock that vested during the years ended December 31, 2015, 2014 and 2013 was approximately $31.6 million, $28.2 million and $33.3 million, respectively.

The weighted average grant-date fair value of restricted and deferred stock awards that were granted during the years ended December 31, 2015, 2014 and 2013 was $70.44, $57.73 and $46.48, respectively.

At December 31, 2015, the total stock-based compensation cost related to non-vested restricted stock remaining to be recognized as compensation expense over a weighted-average period of approximately 1.5 years was $28.7 million.

The Company did not grant any stock options during 2015 or 2014, and all stock-based compensation cost related to stock options has been recognized. The activity and certain other information related to the Company’s outstanding stock option awards for the year ended December 31, 2015 are as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2015	814,094	$27.57
Exercised	(228,707)	$26.58		$11.3

Outstanding and exercisable at December 31, 2015	585,387	$27.96	2.7	$25.6

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $25.6 million, $38.8 million and $35.4 million, respectively.

The net excess tax benefit recognized in additional paid-in capital related primarily to stock options, restricted stock and deferred stock for the years ended December 31, 2015, 2014 and 2013 was approximately $11.6 million, $17.5 million and $19.0 million, respectively. The cash proceeds received from the exercise of stock options for the years ended December 31, 2015, 2014 and 2013 were approximately $6.1 million, $30.1 million and $18.9 million, respectively.

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

In December 2014, the Company entered into uncollared accelerated share repurchase (“ASR”) agreement with an investment bank. Under the ASR agreement, the Company agreed to purchase $200.0 million of its common stock in total. On December 17, 2014, the Company paid a total of $200.0 million to an investment bank, which in turn delivered to the Company approximately 2.5 million shares of the Company’s common stock in total based on the market price of a share of Company common stock on December 12, 2014. The payment was recorded as a reduction to the respective components of shareholders’ equity. The final number of shares of common stock that the Company may receive, or may be required to remit, upon settlement under the ASR agreement was to be based upon the average daily volume weighted-average price of the Company’s common stock during the term of the ASR agreement, less a negotiated discount. The ASR agreement was funded by borrowings under the Company’s Credit Agreement discussed in Note 10. Final settlement of the ASR occurred in July 2015 with the delivery to the Company of 0.3 million additional shares of common stock. The final number of shares of common stock that the Company received was based upon the average daily volume weighted-average price of the Company’s common stock during the term of the ASR agreement, less a negotiated discount.

In March 2015, the Company entered into a second uncollared ASR agreement with an investment bank. Under the ASR agreement, the Company agreed to purchase $200.0 million of its common stock in total. On March 16, 2015, the Company paid a total of $200.0 million to an investment bank, which in turn delivered to the Company approximately 2.2 million shares of the Company’s common stock in total based on the market price of a share of Company common stock on March 12, 2015. The ASR agreement was funded by borrowings under the Company’s Credit Agreement, and the payment was recorded as a reduction to the respective components of shareholders’ equity. Final settlement of the ASR occurred in October 2015 with the delivery to the Company of 0.3 million additional shares of common stock. The final number of shares of common stock that the Company received was based upon the average daily volume weighted-average price of the Company’s common stock during the term of the ASR agreement, less a negotiated discount.

During the year ended December 31, 2015, the Company repurchased approximately 3.4 million shares of its common stock for approximately $235.1 million, inclusive of shares delivered to the Company under the ASR agreements, and 18,282 shares withheld to satisfy minimum stock withholding obligations of $1.5 million in connection with the vesting of restricted stock units. The Company intends to utilize various methods to effect any additional share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

15.    Retirement Plans:

The Company maintains five qualified contributory savings plans as allowed under Section 401(k) of the Internal Revenue Code and Section 1165(e) of the Puerto Rico Income Tax Act of 1954 (the “401(k) Plans”). The 401(k) Plans permit participant contributions and allow elective and, in certain situations, non-elective Company contributions based on each participant’s contribution or a specified percentage of eligible wages. Participants may defer a percentage of their annual compensation subject to the limits defined in the 401(k) Plans. The Company recorded expense of $39.7 million, $34.3 million and $29.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, primarily related to the 401(k) Plans.

16.    Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its common stock. The Company has not included an accrual for these matters as of December 31, 2015 in its Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

In the ordinary course of business, the Company becomes involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by the Company’s affiliated physicians. The Company’s contracts with hospitals generally require the Company to indemnify them and their affiliates for losses resulting from the negligence of the Company’s affiliated physicians. The Company may also become subject to other lawsuits which could involve large claims and significant costs. The Company believes, based upon a review of pending actions and proceedings, that the outcome of such legal actions and proceedings will not have a material adverse effect on its business, financial condition, results of operations, cash flows and the trading price of its securities. The outcome of such actions and proceedings, however, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its securities.

Although the Company currently maintains liability insurance coverage intended to cover professional liability and certain other claims, the Company cannot assure that its insurance coverage will be adequate to cover liabilities arising out of claims asserted against it in the future where the outcomes of such claims are unfavorable. With respect to professional liability risk, the Company generally self-insures a portion of this risk through its wholly owned captive insurance subsidiary. Liabilities in excess of the Company’s insurance coverage, including coverage for professional liability and certain other claims, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its securities.

The Company leases space for its regional, medical and business offices, storage space and temporary housing of medical staff. The Company also leases an aircraft. Rent expense for the years ended December 31, 2015, 2014 and 2013 was approximately $31.6 million, $27.8 million, and $26.4 million, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2015 are as follows (in thousands):

2016	$29,856
2017	23,045
2018	17,856
2019	11,691
2020	7,402
Thereafter	11,911

$101,761

17.    Selected Quarterly Financial Information (Unaudited):

The following tables set forth a summary of the Company’s selected quarterly financial information for each of the four quarters ended December 31, 2015 and 2014 (in thousands, except for per share data):

	2015 Quarters
	First	Second	Third	Fourth
Net revenue	$639,395	$676,588	$722,273	$741,740

Operating expenses:
Practice salaries and benefits	419,595	422,803	450,033	461,074
Practice supplies and other operating expenses	23,431	24,878	24,007	26,164
General and administrative expenses	67,936	72,401	80,185	85,393
Depreciation and amortization	13,612	15,549	16,918	18,149

Total operating expenses	524,574	535,631	571,143	590,780

Income from operations	114,821	140,957	151,130	150,960
Investment and other income	142	384	567	751
Interest expense	(3,267)	(5,149)	(6,201)	(8,493)
Equity in earnings of unconsolidated affiliate	821	745	784	777

Total non-operating expenses	(2,304)	(4,020)	(4,850)	(6,965)
Income before income taxes	112,517	136,937	146,280	143,995
Income tax provision	43,928	52,889	55,640	51,581

Net income	68,589	84,048	90,640	92,414
Net loss attributable to noncontrolling interests	118	82	141	288

Net income attributable to MEDNAX, Inc.	$68,707	$84,130	$90,781	$92,702

Per common and common equivalent share data (1):
Net income attributable to MEDNAX, Inc.:
Basic	$0.73	$0.91	$0.98	$1.00

Diluted	$0.72	$0.90	$0.97	$0.99

Weighted average common shares:
Basic	94,231	92,500	92,949	92,790

Diluted	95,325	93,495	93,646	93,536

(1)	Basic and diluted per share amounts are computed for each of the periods presented. Accordingly, the sum of the quarterly per share amounts may not agree with the full year amount.

	2014 Quarters
	First	Second	Third	Fourth
Net revenue	$566,338	$595,544	$626,506	$650,525

Operating expenses:
Practice salaries and benefits	372,040	372,216	394,794	404,345
Practice supplies and other operating expenses	21,417	22,466	21,570	23,549
General and administrative expenses	58,414	60,829	60,643	67,641
Depreciation and amortization	10,370	10,361	11,356	13,903

Total operating expenses	462,241	465,872	488,363	509,438

Income from operations	104,097	129,672	138,143	141,087
Investment and other income	1,635	335	563	195
Interest expense	(1,371)	(2,188)	(2,019)	(3,313)
Equity in earnings of unconsolidated affiliate	—	150	725	905

Total non-operating expenses	264	(1,703)	(731)	(2,213)
Income before income taxes	104,361	127,969	137,412	138,874
Income tax provision	40,701	48,944	51,174	50,594

Net income	63,660	79,025	86,238	88,280
Net (income) loss attributable to noncontrolling interests	—	(9)	(31)	118

Net income attributable to MEDNAX, Inc.	$63,660	$79,016	$86,207	$88,398

Per common and common equivalent share data (1):
Net income attributable to MEDNAX, Inc.:
Basic	$0.64	$0.80	$0.87	$0.90

Diluted	$0.63	$0.79	$0.86	$0.89

Weighted average common shares:
Basic	99,076	98,411	99,088	98,066

Diluted	100,696	99,866	100,145	99,129

(1)	Basic and diluted per share amounts are computed for each of the periods presented. Accordingly, the sum of the quarterly per share amounts may not agree with the full year amount.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management has excluded the operations of Virtual Radiologic Corporation (“vRad”) from its assessment of internal control over financial reporting as of December 31, 2015 because vRad was acquired by the Company in a purchase business combination during 2015. The operations of vRad represent approximately 1% of the Company’s consolidated total assets and 4% of the Company’s consolidated net revenue, respectively, as of, and for the year ended, December 31, 2015.

The Company’s independent registered certified public accounting firm, PricewaterhouseCoopers LLP, has audited our internal control over financial reporting as of December 31, 2015 as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2016 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2016 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2015, with respect to shares of our common stock that may be issued under existing equity compensation plans, including our Amended and Restated 2008 Incentive Compensation Plan, as amended (“Amended and Restated 2008 Incentive Plan”), our 2004 Incentive Compensation Plan, as amended (“2004 Incentive Plan”), our Amended and Restated Stock Option Plan, as amended (the “Option Plan”), our ESPP and our SPP.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	585,387	(1)	$27.96	7,996,400	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	585,387		$27.96	7,996,400

(1)	Represents 384,963 shares issuable under the Amended and Restated 2008 Incentive Plan and 200,424 shares issuable under the 2004 Incentive Plan.
(2)	Under the Amended and Restated 2008 Incentive Plan, 5,395,663 shares remain available for future issuance, and under the ESPP and the SPP, an aggregate of 2,600,737 shares remain available for future issuance.

The remaining information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2016 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2016 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2016 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1)    Financial Statements

The information required by this Item is included in Item 8 of Part II of this Form 10-K.

(a)(2)    Financial Statement Schedules

The following financial statement schedule for the years ended December 31, 2015, 2014 and 2013, is included in this Form 10-K as set forth below (in thousands).

MEDNAX, INC.

Schedule II: Valuation and Qualifying Accounts

	Years Ended December 31,
	2015	2014	2013
Allowance for contractual adjustments and uncollectibles:
Balance at beginning of year	$848,767	$712,285	$624,896
Amount charged against operating revenue	6,389,195	5,403,437	4,695,232
Accounts receivable contractual adjustments and write-offs (net of recoveries)	(6,108,661)	(5,266,955)	(4,607,843)

Balance at end of year	$1,129,301	$848,767	$712,285

All other schedules have been omitted because they are not applicable, not required or the information is included elsewhere herein.

(a)(3)    Exhibits

See Item 15(b) of this Form 10-K.

(b)        Exhibits

2.1	Agreement and Plan of Merger, dated as of December 29, 2008, between MEDNAX, Inc., Pediatrix Medical Group, Inc. and PMG Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).

3.1	Composite Articles of Incorporation of MEDNAX, Inc. (incorporated by reference to Exhibit 3.1 to MEDNAX’s Annual Report on Form 10-K for the period ended December 31, 2013).

3.2	Amended and Restated By-laws of MEDNAX, Inc. (incorporated by reference to Exhibit 3.3 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).

10.1	Form of 5.25% Senior Notes due 2023 (incorporated by reference to Exhibit A of the First Supplemental Indenture filed as Exhibit 4.3 to MEDNAX’s Current Report on Form 8-K dated December 8, 2015).

10.2	Indenture, dated as of December 8, 2015, by and between MEDNAX, Inc. and U.S. Bank National Association, as Trustee. (incorporated by reference to Exhibit 4.2 to MEDNAX’s Current Report on Form 8-K dated December 8, 2015).

10.3	First Supplemental Indenture dated as of December 8, 2015 to Indenture, dated as of December 8, 2015, by and among MEDNAX, Inc., certain of its subsidiaries and U.S. Bank National Association, as Trustee. (incorporated by reference to Exhibit 4.3 to MEDNAX’s Current Report on Form 8-K dated December 8, 2015).

10.4	Credit Agreement, dated as of October 29, 2014, among MEDNAX, Inc., certain of its domestic subsidiaries from time to time party thereto as Guarantors, the Lender parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Wells Fargo Bank, National Association, U.S. Bank National Association and Bank of America, N.A. as Co-Syndication Agents and BBVA Compass, Citizens Bank, National Association, Fifth Third Bank, SunTrust Bank and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as Co-Documentation Agents. (incorporated by reference to Exhibit 10.1 to MEDNAX’s Quarterly Report on Form 10-Q for the period ended September 30, 2014).

10.5	Amendment No. 1 to Credit Agreement, dated as of June 5, 2015, among MEDNAX, Inc., certain of its domestic subsidiaries party thereto as Guarantors, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to MEDNAX, Inc.’s Current Report on Form 8-K dated June 9, 2015).

10.6	Amended and Restated Stock Option Plan of Pediatrix dated as of June 4, 2003 (incorporated by reference to Exhibit 10.5 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).*

10.7	First Amendment, dated December 29, 2008, to Pediatrix Medical Group, Inc. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.7 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.8	Amended and Restated MEDNAX, Inc. 1996 Non-Qualified Employee Stock Purchase Plan (incorporated by reference to Exhibit A to MEDNAX’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on September 18, 2015).*

10.9	2015 Non-Qualified Stock Purchase Plan of MEDNAX, Inc., dated September 14, 2015 (incorporated by reference to Exhibit B to MEDNAX’s Proxy Statement dated September 18, 2015).*

10.10	Executive Non-Qualified Deferred Compensation Plan of Pediatrix, dated October 13, 1997 (incorporated by reference to Exhibit 10.35 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 1998).*

10.11	Amended and Restated Thrift and Profit Sharing Plan of Pediatrix (incorporated by reference to Exhibit 4.5 to Pediatrix’s Registration Statement on Form S-8 (Registration No. 333-101222)).*

10.12	Pediatrix Medical Group of Puerto Rico Thrift and Profit Sharing Plan (incorporated by reference to Exhibit 4.3 to Pediatrix’s Registration Statement on Form S-8 dated December 9, 2004).*

10.13	Pediatrix Medical Group, Inc. 2004 Incentive Compensation Plan (incorporated by reference to Exhibit A of Pediatrix’s Proxy Statement on Schedule 14A dated April 9, 2004).*

10.14	Second Amendment, dated December 29, 2008, to Pediatrix Medical Group, Inc. 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.8 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.15	MEDNAX, Inc. Amended and Restated 2008 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to MEDNAX’s Current Report on Form 8-K dated February 19, 2014).*

10.16	Pediatrix Medical Group, Inc. Form of Stock Option Agreement for Stock Options Awarded Under the Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.3 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.17	Pediatrix Medical Group, Inc. Form of Incentive Stock Option Agreement for Incentive Stock Options Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.18	Pediatrix Medical Group, Inc. Form of Non-Qualified Stock Option Agreement for Non-Qualified Stock Options Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.19	Pediatrix Medical Group, Inc. Form of Restricted Stock Agreement for Restricted Stock Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.20	MEDNAX, Inc. Form of Non-Qualified Stock Option Agreement for Non-Qualified Stock Options Awarded Under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.17 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.21	MEDNAX, Inc. Form of Restricted Stock Agreement for Restricted Stock Awarded Under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.18 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.22	Employment Agreement, dated August 7, 2011, by and between MEDNAX Services, Inc. and Roger J. Medel, M.D. (incorporated by reference to Exhibit 10.1 to MEDNAX’s Current Report on Form 8-K dated August 10, 2011.)*

10.23	Employment Agreement, dated August 20, 2008, by and between Pediatrix Medical Group, Inc. and Joseph M. Calabro (incorporated by reference to Exhibit 10.2 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).*

10.24	Amendment Agreement, dated December 29, 2008, between MEDNAX, Inc., Pediatrix Medical Group, Inc. and Joseph M. Calabro (incorporated by reference to Exhibit 10.3 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.25	Employment Agreement, dated August 20, 2008, by and between Pediatrix Medical Group, Inc. and Karl B. Wagner (incorporated by reference to Exhibit 10.3 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).*

10.26	Amendment Agreement, dated December 29, 2008, between MEDNAX, Inc., Pediatrix Medical Group, Inc. and Karl B. Wagner (incorporated by reference to Exhibit 10.4 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.27	Second Amendment Agreement, dated February 24, 2010, by and among MEDNAX, Inc., Mednax Services, Inc., American Anesthesiology, Inc. and Karl B. Wagner (incorporated by reference to Exhibit 10.25 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.28	Employment Agreement, dated February 24, 2010, by and between MEDNAX Services, Inc. and Vivian Lopez-Blanco (incorporated by reference to Exhibit 10.28 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.29	Employment Agreement, dated February 13, 2012, by and between Pediatrix Medical Group, Inc. and Michael Stanley, M.D. (incorporated by reference to Exhibit 10.24 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2012).*

10.30	Restricted Shares Units Agreement for Roger J. Medel, M.D. dated August 7, 2011 (incorporated by reference to Exhibit 10.2 to MEDNAX’s Current Report on Form 8-K dated August 10, 2011.)*

10.31	Restricted Shares Units Agreement for Roger J. Medel, M.D. dated August 20, 2008 (incorporated by reference to Exhibit 10.5 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).*

10.32	Restricted Shares Units Agreement for Roger J. Medel, M.D. dated August 20, 2008 (incorporated by reference to Exhibit 10.6 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).*

10.33	Form of Indemnification Agreement between Pediatrix and each of its directors and executive officers. (incorporated by reference to Exhibit 10.6 to Pediatrix’s Annual Report on Form 10-K for the year ended December 31, 2003).*

10.34	Form of Exclusive Management and Administrative Services Agreement with affiliated professional contractors (incorporated by reference to Exhibit 10.31 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.35	Master Confirmation—Uncollared Accelerated Share Repurchase dated as of December 15, 2014 between J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch and MEDNAX, Inc. (incorporated by reference to Exhibit 10.30 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2014).

21.1+	Subsidiaries of the Registrant.

23.1+	Consent of PricewaterhouseCoopers LLP.

31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contracts or compensation plans, contracts or arrangements.
+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDNAX, INC.

Date: February 11, 2016	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger J. Medel, M.D. Roger J. Medel, M.D.	Chief Executive Officer (Principal Executive Officer)	February 11, 2016

/s/ Vivian Lopez-Blanco Vivian Lopez-Blanco	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 11, 2016

/s/ Cesar L. Alvarez Cesar L. Alvarez	Director and Chairman of the Board	February 11, 2016

/s/ Manuel Kadre Manuel Kadre	Lead Independent Director	February 11, 2016

/s/ Karey D. Barker Karey D. Barker	Director	February 11, 2016

/s/ Waldemar A. Carlo, M.D. Waldemar A. Carlo, M.D.	Director	February 11, 2016

/s/ Michael B. Fernandez Michael B. Fernandez	Director	February 11, 2016

/s/ Paul G. Gabos Paul G. Gabos	Director	February 11, 2016

/s/ Pascal J. Goldschmidt, M.D. Pascal J. Goldschmidt, M.D.	Director	February 11, 2016

/s/ Donna E. Shalala, Ph.D. Donna E. Shalala, Ph.D.	Director	February 11, 2016

/s/ Enrique J. Sosa, Ph.D. Enrique J. Sosa, Ph.D.	Director	February 11, 2016