Form 10-Q
period 2016-03-31
MEDNAX, INC.
filed 2016-04-28
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

On April 20, 2016, the registrant had outstanding 93,025,460 shares of Common Stock, par value $.01 per share.

MEDNAX, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDNAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$55,491	$51,572
Short-term investments	8,788	8,853
Accounts receivable, net	465,826	444,737
Prepaid expenses	8,297	9,639
Other assets	13,037	12,968

Total current assets	551,439	527,769
Investments	69,199	63,288
Property and equipment, net	87,742	83,634
Goodwill	3,387,473	3,366,150
Intangible assets, net	439,693	424,219
Other assets	100,741	82,154

Total assets	$4,636,287	$4,547,214

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$260,370	$395,807
Current portion of long-term debt and capital lease obligations	11,864	11,883
Income taxes payable	40,510	21,081

Total current liabilities	312,744	428,771
Line of credit	514,000	343,500
Long-term debt and capital lease obligations	916,837	919,320
Long-term professional liabilities	178,133	176,532
Deferred income taxes	197,995	188,956
Other liabilities	55,978	52,289

Total liabilities	2,175,687	2,109,368

Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000 shares authorized; 92,922 and 93,739 shares issued and outstanding, respectively	929	937
Additional paid-in capital	930,970	926,235
Retained earnings	1,528,512	1,510,356

Total MEDNAX, Inc. shareholders’ equity	2,460,411	2,437,528
Noncontrolling interests	189	318

Total equity	2,460,600	2,437,846

Total liabilities and equity	$4,636,287	$4,547,214

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net revenue	$752,624	$639,395

Operating expenses:
Practice salaries and benefits	491,811	419,595
Practice supplies and other operating expenses	27,046	23,431
General and administrative expenses	89,950	67,936
Depreciation and amortization	19,584	13,612

Total operating expenses	628,391	524,574

Income from operations	124,233	114,821
Investment income and other income	618	142
Interest expense	(14,463)	(3,267)
Equity in earnings of unconsolidated affiliate	794	821

Total non-operating expenses	(13,051)	(2,304)

Income before income taxes	111,182	112,517
Income tax provision	43,411	43,928

Net income	67,771	68,589
Net loss attributable to noncontrolling interests	128	118

Net income attributable to MEDNAX, Inc.	$67,899	$68,707

Per common and common equivalent share data:
Net income attributable to MEDNAX, Inc.:
Basic	$0.74	$0.73

Diluted	$0.73	$0.72

Weighted average common shares:
Basic	92,269	94,231

Diluted	93,091	95,325

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$67,771	$68,589
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	19,584	13,612
Amortization of premiums, discounts and issuance costs	1,296	381
Net change in fair value of contingent consideration liabilities	274	289
Stock-based compensation expense	8,913	7,836
Equity in earnings of unconsolidated affiliate	(794)	(821)
Distribution of earnings from unconsolidated affiliate	—	2,062
Deferred income taxes	2,595	2,023
Changes in assets and liabilities:
Accounts receivable	(21,089)	(8,683)
Prepaid expenses and other assets	1,273	1,999
Other assets	1,164	324
Accounts payable and accrued expenses	(135,356)	(169,622)
Income taxes payable	19,429	19,552
Payments of contingent consideration liabilities	(29)	(34)
Long-term professional liabilities	1,601	4,945
Other liabilities	329	3,864

Net cash used in operating activities	(33,039)	(53,684)

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(59,540)	(37,724)
Purchases of investments	(18,291)	(3,719)
Proceeds from maturities of investments	12,130	3,265
Purchases of property and equipment	(10,443)	(5,388)

Net cash used in investing activities	(76,144)	(43,566)

Cash flows from financing activities:
Borrowings on credit agreement	550,000	634,500
Payments on credit agreement	(382,000)	(306,500)
Payments of contingent consideration liabilities	(432)	(371)
Payments on capital lease obligations	(536)	(159)
Excess tax benefit from exercises of stock options and vesting of restricted stock	319	1,076
Proceeds from issuance of common stock	4,397	4,596
Repurchases of common stock	(58,646)	(233,601)

Net cash provided from financing activities	113,102	99,541

Net increase in cash and cash equivalents	3,919	2,291
Cash and cash equivalents at beginning of period	51,572	47,928

Cash and cash equivalents at end of period	$55,491	$50,219

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

Recently Adopted Accounting Pronouncements

In September 2015, the accounting guidance related to business combinations was amended to require that adjustments to provisional amounts that are identified during the measurement period be recognized in the reporting period in which the adjustment amounts are determined rather than being retrospectively recognized as of the acquisition date. Such amounts will be required to either be presented separately on the face of the income statement or within a footnote disclosure stating what the impacts on prior period financial statements would have been had such amounts had been recognized as of the acquisition date. This guidance became effective for the Company on January 1, 2016. The adoption of this guidance did not have an impact on the Company’s Consolidated Financial Statements.

In February 2015, the accounting guidance related to consolidation was amended to include changes to both the variable and voting interest models used by companies to evaluate whether an entity should be consolidated. This guidance became effective for the Company on January 1, 2016. The adoption of this guidance did not have an impact on the Company’s Consolidated Financial Statements.

New Accounting Pronouncements

In March 2016, the accounting guidance related to various aspects of share-based payment transactions was amended, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new guidance, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. With regard to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This guidance will become effective for the Company on January 1, 2017, with early adoption permitted. The Company is currently evaluating the impacts that the adoption of this guidance will have on its Consolidated Financial Statements.

In February 2016, accounting guidance related to leases was issued that will require an entity to recognize leased assets and the rights and obligations created by those leased assets on the balance sheet and to disclose key information about the entity’s leasing arrangements. This guidance will become effective for the Company on January 1, 2019, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its Consolidated Financial Statements.

In May 2014, the accounting guidance related to revenue recognition was amended to outline a single, comprehensive model for accounting for revenue from contracts with customers. While this guidance supersedes existing revenue recognition guidance, it closely aligns with current GAAP. The new guidance will become effective for the Company on January 1, 2018, with early adoption permitted on January 1, 2017. The Company is currently evaluating the impact, if any, that the adoption of this guidance will have on its Consolidated Financial Statements.

2.	Cash Equivalents and Investments:

As of March 31, 2016 and December 31, 2015, the Company’s cash equivalents consisted entirely of money market funds with a fair value of $19.7 million and $13.9 million, respectively.

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

Investments held at March 31, 2016 and December 31, 2015 are summarized as follows (in thousands):

	March 31, 2016		December 31, 2015
	Short-Term	Long-Term	Short-Term	Long-Term
Municipal debt securities	$8,543	$42,469	$8,608	$34,858
Federal home loan securities	—	25,015	—	26,715
Certificates of deposit	245	1,715	245	1,715

	$8,788	$69,199	$8,853	$63,288

Contractual maturities of long-term investments are summarized as follows (in thousands):

	March 31, 2016	December 31, 2015
Due after one year through five years	$63,973	$60,383
Due after five years through seven years	5,226	2,905

	$69,199	$63,288

3.	Fair Value Measurements:

In accordance with the accounting guidance for fair value measurements and disclosures, the Company carries its money market funds included in cash and cash equivalents at fair value. In accordance with the three-tier fair value hierarchy under this guidance, the Company determined the fair value using quoted market prices, a Level 1 input as defined under the accounting guidance for fair value measurements. At March 31, 2016 and December 31, 2015, the Company’s money market funds had a carrying amount of $19.7 million and $13.9 million, respectively.

The Company also carries the cash surrender value of life insurance related to its deferred compensation arrangements at fair value. The investments underlying the life insurance contracts consist primarily of exchange-traded equity securities and mutual funds with quoted prices in active markets. In accordance with the three-tier fair value hierarchy, the Company determined the fair value using the cash surrender value of the life insurance, a Level 2 input as defined under the accounting guidance for fair value measurements. At March 31, 2016 and December 31, 2015, the Company’s cash surrender value of life insurance had a carrying amount of $14.7 million and $14.5 million, respectively.

In addition, the Company carries its contingent consideration liabilities related to acquisitions at fair value. In accordance with the three-tier fair value hierarchy, the Company determined the fair value of its contingent consideration liabilities using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3, or unobservable inputs as defined under the accounting guidance for fair value measurements. At March 31, 2016 and December 31, 2015, the Company’s contingent consideration liabilities had a fair value of $28.1 million and $24.9 million, respectively. See Note 5 for more information regarding the Company’s contingent consideration liabilities.

The carrying amounts of cash equivalents, short-term investments, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments. The carrying values of long-term investments, line of credit, long-term debt and capital lease obligations approximate fair value. If the Company’s investments, line of credit and long-term debt were measured at fair value, they would be categorized as Level 2 in the fair value hierarchy.

4.	Accounts Receivable:

Accounts receivable, net consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Gross accounts receivable	$1,634,801	$1,574,038
Allowance for contractual adjustments and uncollectibles	(1,168,975)	(1,129,301)

	$465,826	$444,737

5.	Business Acquisitions:

During the three months ended March 31, 2016, the Company completed the acquisition of four physician group practices including two anesthesiology practices, one neonatology practice and one other pediatric subspecialty practice for total consideration of $56.8 million, consisting of $53.3 million in cash and $3.5 million of contingent consideration. These acquisitions expanded the Company’s national network of physician practices. In connection with these acquisitions, the Company recorded goodwill of $35.0 million, other intangible assets consisting primarily of physician and hospital agreements of $28.6 million and other liabilities of $6.8 million.

The contingent consideration of $3.5 million recorded during the three months ended March 31, 2016 is related to an agreement to pay an additional cash amount based on the achievement of certain performance measures for up to five years after the acquisition date. The accrued contingent consideration was recorded as a liability at acquisition-date fair value using the income approach with assumed discount rates ranging from 4.5% to 5.3% over the applicable terms and an assumed payment probability of 100% over the applicable years. The range of the undiscounted amount the Company could pay under the contingent consideration agreement is between $0 and $4.1 million.

In addition, during the three months ended March 31, 2016, the Company paid $0.5 million for contingent consideration related to certain prior-period acquisitions, of which all but the accretion recorded during 2016 was accrued as of December 31, 2015.

In connection with certain prior-period acquisitions, the Company also made additional cash payments of $6.2 million, recorded an increase in deferred tax assets of $19.9 million and recorded a net decrease of $13.7 million in goodwill for measurement-period adjustments resulting from the finalization of certain income tax acquisition accounting. The Company expects that $20.8 million of the goodwill recorded during the three months ended March 31, 2016 will be deductible for tax purposes.

6.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Accounts payable	$30,637	$21,969
Accrued salaries and bonuses	93,015	233,499
Accrued payroll taxes and benefits	43,699	58,979
Accrued professional liabilities	27,488	25,995
Accrued contingent consideration	13,484	13,565
Accrued uncertain tax positions	7,000	7,000
Other accrued expenses	45,047	34,800

	$260,370	$395,807

The net decrease in accrued salaries and bonuses of $140.5 million, from December 31, 2015 to March 31, 2016, is primarily due to the payment of performance-based incentive compensation, principally to the Company’s physicians, partially offset by performance-based incentive compensation accrued during the three months ended March 31, 2016. A majority of the Company’s payments for performance-based incentive compensation is paid annually in the first quarter.

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

The calculation of shares used in the basic and diluted net income per common share calculation for the three months ended March 31, 2016 and 2015 is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Weighted average number of common shares outstanding	92,269	94,231
Weighted average number of dilutive common share equivalents	822	1,094

Weighted average number of common and common equivalent shares outstanding	93,091	95,325

Antidilutive securities not included in the diluted net income per common share calculation	6	—

8.	Stock Incentive Plans and Stock Purchase Plans:

The Company’s Amended and Restated 2008 Incentive Compensation Plan, as amended (the “Amended and Restated 2008 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property.

Under the Amended and Restated 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. The Company recognizes compensation expense related to its restricted stock awards ratably over the corresponding vesting periods. At March 31, 2016, the Company had approximately 5.4 million shares available for future grants and awards under its Amended and Restated 2008 Incentive Plan.

Under the Company’s 1996 Non-Qualified Employee Stock Purchase Plan, as amended (the “ESPP”), employees are permitted to purchase the Company’s common stock at 85% of market value on January 1st, April 1st, July 1st and October 1st of each year. Under the Company’s 2015 Non-Qualified Stock Purchase Plan (the “SPP”), certain eligible non-employee service providers are permitted to purchase the Company’s common stock at 90% of market value on January 1st, April 1st, July 1st and October 1st of each year, beginning upon the SPP’s effective date of January 1, 2016.

Each of the ESPP and the SPP provide for the issuance of an aggregate of 2.5 million shares of the Company’s common stock less the number of shares of common stock purchased under the other plan. In accordance with the provisions of the accounting guidance for stock-based compensation, the Company recognizes stock-based compensation expense for the discount received by participating employees and non-employee service providers. During the three months ended March 31, 2016, 60,611 shares were issued under the ESPP, and no shares were issued under the SPP. At March 31, 2016, the Company had approximately 2.5 million shares in aggregate reserved for issuance under the ESPP and SPP.

During the three months ended March 31, 2016 and 2015, the Company recognized approximately $8.9 million and $7.8 million, respectively, of stock-based compensation expense. The net excess tax benefit recognized in additional paid-in capital related primarily to stock options and restricted stock for the three months ended March 31, 2016 was approximately $0.3 million.

9.	Common Stock Repurchase Program:

In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Company’s equity compensation programs. The share repurchase program allows the Company to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. During the three months ended March 31, 2016, the Company repurchased approximately 0.9 million shares of its common stock for approximately $58.6 million, which completed the repurchases under the repurchase program with respect to issuances of shares under the Company’s equity compensation programs during 2016. The Company intends to utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

10.	Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its common stock. The Company has not included an accrual for these matters as of March 31, 2016 in its Condensed Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

Overview

MEDNAX is a leading provider of physician services including newborn, anesthesia, maternal-fetal and other pediatric subspecialties. Our national network is composed of affiliated physicians, including those who provide neonatal clinical care in 35 states and Puerto Rico, primarily within hospital-based neonatal intensive care units, to babies born prematurely or with medical complications. We also have physicians who provide anesthesia care to patients in connection with surgical and other procedures as well as pain management. In addition, we have affiliated physicians who provide maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network also includes other affiliated pediatric subspecialists, including those who provide pediatric intensive care, pediatric cardiology care, hospital-based pediatric care and pediatric surgical care. MEDNAX also provides teleradiology services in all 50 states, the District of Columbia and Puerto Rico through a network of affiliated radiologists. In addition to our national physician network, we provide services nationwide to medical providers, including ours, through complementary businesses, consisting of a revenue cycle management company and a consulting services company.

2016 Acquisition Activity

During the three months ended March 31, 2016, we completed the acquisition of four physician group practices including two anesthesiology practices, one neonatology practice and one other pediatric subspecialty practice. Based on our experience, we expect that we can improve the results of all of our acquired practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based upon the significant infrastructure that we have developed. Our results of operations for the three months ended March 31, 2016 include the results of operations for these physician group practices from their respective dates of acquisition and therefore are not comparable in some respects.

Common Stock Repurchase Program

In July 2013, our board of directors authorized the repurchase of shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs. The share repurchase program permits us to make open market purchases from time-to-time based upon general economic and market conditions and trading restrictions. This repurchase program was expanded to allow for the repurchase of shares of our common stock to offset the dilutive impact from the issuance of shares, if any, related to our acquisition program. During the three months ended March 31, 2016, we repurchased 0.9 million shares of our common stock for approximately $58.6 million, which completed the repurchases under our repurchase program with respect to issuances of shares under our equity compensation programs during 2016.

We may utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

General Economic Conditions

The healthcare industry is impacted by the overall United States economy. Budget deficits at federal, state and local government entities have had a negative impact on spending for many government-sponsored or funded healthcare programs (the “GHC Programs”). Although economic conditions in the United States have gradually improved, the number of unemployed and under-employed workers remains significant. During the three months ended March 31, 2016, the percentage of our patient service revenue being reimbursed under GHC Programs decreased as compared to the three months ended December 31, 2015; however the percentage of our patient service revenue being reimbursed under GHC Programs increased as compared to the three months ended March 31, 2015. We could experience additional shifts toward GHC Programs and patient volumes could decline if economic conditions do not continue to improve or if they deteriorate. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, due to the rising costs of managed care premiums and an increased shift in financial responsibility to patients, we may experience increased bad debt due to patients’ inability to pay for certain services.

Healthcare Reform

The Patient Protection and Affordable Care Act (the “ACA”) contains a number of provisions that could affect us over the next several years. These provisions include the establishment of health insurance exchanges to facilitate the purchase of qualified health plans, expanding Medicaid eligibility, subsidizing insurance premiums and creating requirements and incentives for businesses to provide healthcare benefits, the effects of which are unpredictable and complex. Other provisions contain changes to healthcare fraud and abuse laws and expand the scope of the Federal False Claims Act. In addition, payment modifiers are being developed that will differentiate payments to physicians under federal healthcare programs based on quality and cost of care while other provisions authorize voluntary demonstration projects relating to the bundling of payments for episodes of hospital care and the sharing of cost savings achieved under the Medicare program.

The ACA mandated the establishment of state-based and federally facilitated insurance exchanges to provide a marketplace for eligible individuals and small employers to purchase healthcare insurance. Following three enrollment periods, the most recent of which ran through January 31, 2016, it has been projected that approximately 10 million people, including new applicants and returning customers, are enrolled. In some cases, the shift in financial responsibility to patients related to healthcare plans obtained through the insurance exchanges may be significant and could increase in the future. As a result, we may experience increased bad debt due to patients’ inability to pay for certain services.

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

Medicaid to Medicare Payment Parity

In 2012, the Centers for Medicare & Medicaid Services (“CMS”) adopted a rule under the ACA that generally allowed physicians who provided eligible primary care services to be paid at the Medicare reimbursement rates in effect in calendar years 2013 and 2014 instead of state-established Medicaid reimbursement rates that would have been applicable in those years (“parity revenue”). Federal funding for the enhanced Medicaid payments expired for dates of service beyond December 31, 2014. Advocacy efforts by various parties took place at both the federal and state legislative levels to continue this program, but to date, only a limited number of states have committed to either extend this program, at least in part, for a limited period of time or increase their pre-parity base Medicaid rates. We did not recognize any parity revenue during the three months ended March 31, 2016. During the three months ended March 31, 2015, we recognized approximately $6.0 million in parity revenue that contributed approximately $0.02 to our net income per diluted share, reflecting the impacts from incentive compensation and income taxes.

Medicaid Expansion

The ACA also allows states to expand their Medicaid programs through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historic eligibility levels to 133% of the federal poverty level. As of March 14, 2016, 31 states and the District of Columbia are implementing the expansion of Medicaid eligibility, and 19 states have expressed their intent not to expand Medicaid eligibility. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household income is at or below 133% of the federal poverty level.

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

CMS issued a final rule in October 2015 that updates payment policies, payment rates and quality provisions for services furnished under the Medicare fee schedule on or after January 1, 2016. CMS finalized several new policies as well as finalized changes to several of the quality reporting initiatives that are associated with physician services payments. At this time we cannot predict the ultimate effect that the final rule will have on us, nor can we provide any assurance that its provisions will not have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

For a reconciliation of each of EBITDA and Adjusted EPS to the most directly comparable GAAP measures for the three months ended March 31, 2016 and 2015, refer to the tables below (in thousands, except per share data). In addition, historical reconciliations of EBITDA and Adjusted EPS are available on our Internet website at www.mednax.com under the Investors tab. Our Internet website and the information contained therein or connected thereto are not incorporated into or deemed a part of this Form 10-Q.

	Three Months Ended March 31,
	2016	2015
Net income attributable to MEDNAX, Inc.	$67,899	$68,707
Interest expense, net(1)	13,051	2,304
Income tax provision	43,411	43,928
Depreciation and amortization	19,584	13,612

EBITDA	$143,945	$128,551

(1)	Interest expense, net is composed of interest expense, investment and other income and equity in earnings of unconsolidated affiliate.

	Three Months Ended March 31,
	2016		2015
Weighted average diluted shares outstanding	93,091		95,325
Net income and diluted net income per share attributable to MEDNAX, Inc.	$67,899	$0.73	$68,707	$0.72
Adjustments:
Amortization (net of tax of $5,118 and $3,686)	8,005	0.08	5,765	0.06
Stock-based compensation (net of tax of $3,476 and $3,056)	5,437	0.06	4,780	0.05

Adjusted net income and EPS	$81,341	$0.87	$79,252	$0.83

Results of Operations

Three Months Ended March 31, 2016 as Compared to Three Months Ended March 31, 2015

Our net revenue increased $113.2 million, or 17.7%, to $752.6 million for the three months ended March 31, 2016, as compared to $639.4 million for the same period in 2015. Of this $113.2 million increase, $96.5 million, or 85.2%, was attributable to revenue generated from acquisitions completed after December 31, 2014. Same-unit net revenue increased $16.7 million, or 2.6%, for the three months ended March 31, 2016. Same units are those units at which we provided services for the entire current period and the entire comparable period. The change in same-unit net revenue was the result of an increase in revenue of $9.5 million, or 1.5%, from patient service volumes, and an increase of $7.2 million, or 1.1%, related to net reimbursement-related factors. The increase in revenue of $9.5 million from patient service volumes is primarily related to growth in our anesthesiology services and hospital-based neonatology and other pediatric services as well as in our office-based pediatric cardiology services. The increase in revenue of $7.2 million related to net reimbursement-related factors was primarily due to continued improvements in managed care contracting, an increase in the administrative fees received from our hospital partners and the flow through of revenue from modest price increases, partially offset by the unfavorable impact from the decrease in parity revenue and a decrease in revenue caused by an increase in the percentage of our patients being enrolled in GHC Programs. Excluding the unfavorable impact of the $6.0 million decrease in parity revenue, our same-unit revenue increased $22.7 million, or 3.6%, of which revenue related to net-reimbursement related factors increased by $13.2 million, or 2.1%. We believe that excluding the unfavorable impact from the decrease in parity revenue year over year provides a more comparable view of our changes in same-unit revenue.

Practice salaries and benefits increased $72.2 million, or 17.2%, to $491.8 million for the three months ended March 31, 2016, as compared to $419.6 million for the same period in 2015. This $72.2 million increase was primarily attributable to increased costs associated with new physicians and other staff to support acquisition-related growth and growth at existing units, of which $62.9 million was related to salaries and $9.3 million was related to benefits and incentive compensation.

Practice supplies and other operating expenses increased $3.6 million, or 15.4%, to $27.0 million for the three months ended March 31, 2016, as compared to $23.4 million for the same period in 2015. The increase was attributable to practice supply, rent and other costs related to our existing units as well as acquisitions.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician practices and services, as well as those attributable to our non-physician service businesses. General and administrative expenses increased $22.1 million, or 32.4%, to $90.0 million for the three months ended March 31, 2016, as compared to $67.9 million for the same period in 2015.

The increase of $22.1 million is attributable to the overall growth of the Company including acquisition-related growth. General and administrative expenses as a percentage of net revenue was 12.0% for the three months ended March 31, 2016, as compared to 10.6% for the same period in 2015. The increase of 132 basis points is driven by the mix of acquisitions, primarily our non-practice physician services and our non-physician service businesses.

Depreciation and amortization expense increased $6.0 million, or 43.9%, to $19.6 million for the three months ended March 31, 2016, as compared to $13.6 million for the same period in 2015. The increase was primarily attributable to the amortization of intangible assets related to acquisitions.

Income from operations increased $9.4 million, or 8.2%, to $124.2 million for the three months ended March 31, 2016, as compared to $114.8 million for the same period in 2015. Our operating margin was 16.5% for the three months ended March 31, 2016, as compared to 18.0% for the same period in 2015. The decrease of 145 basis points was primarily due to the variability in margins related to the mix of acquisitions completed after December 31, 2014.

Net non-operating expenses were $13.1 million for the three months ended March 31, 2016, as compared to $2.3 million for the same period in 2015. The net increase in non-operating expenses was primarily related to an increase in interest expense for our $750.0 million 5.25% senior unsecured notes due 2023 (the “2023 Notes”) and higher outstanding borrowings under our credit agreement (the “Credit Agreement”).

Our effective income tax rate was 39.0% for the three months ended March 31, 2016 and 2015.

Net income attributable to MEDNAX, Inc. decreased by 1.2% to $67.9 million for the three months ended March 31, 2016, as compared to $68.7 million for the same period in 2015. EBITDA increased by 12.0% to $143.9 million for the three months ended March 31, 2016, as compared to $128.6 million for 2015.

Diluted net income attributable to MEDNAX, Inc. per common and common equivalent share was $0.73 on weighted average shares outstanding of 93.1 million for the three months ended March 31, 2016, as compared to $0.72 on weighted average shares outstanding of 95.3 million for the same period in 2015. Adjusted EPS increased 4.8% to $0.87 for the three months ended March 31, 2016, as compared to $0.83 for the same period in 2015. The decrease of 2.2 million in our weighted average shares outstanding is primarily due to the impact of shares repurchased under our repurchase programs, partially offset by the exercise of employee stock options, the issuance of shares under our 1996 Non-Qualified Employee Stock Purchase Plan, as amended and restated (the “ESPP”) and the vesting of restricted stock.

Liquidity and Capital Resources

As of March 31, 2016, we had $55.5 million of cash and cash equivalents on hand as compared to $51.6 million at December 31, 2015. Additionally, we had working capital of $238.7 million at March 31, 2016, an increase of $139.7 million from working capital of $99.0 million at December 31, 2015. This net increase in working capital is primarily due to net borrowings on our Credit Agreement and year-to-date earnings, partially offset by the use of funds for repurchases of our common stock and acquisitions.

Our net cash used in operating activities was $33.0 million for the three months ended March 31, 2016, as compared to $53.7 million for the same period in 2015. This net decrease in cash used of $20.7 million for the three months ended March 31, 2016 is primarily due to a net increase in cash flow related to changes in the components of our accounts payable and accrued expenses, consisting primarily of lower incentive compensation payments, partially offset by a net decrease in cash flow related to accounts receivable.

During the three months ended March 31, 2016, accounts receivable increased by $21.1 million, as compared to an increase of $8.7 million for the same period in 2015. The increase in accounts receivable in both years is primarily due to higher accounts receivable balances related to acquisitions.

Our accounts receivable are principally due from managed care payors, government payors, and other third-parties, including insurance payors, hospitals and other healthcare providers. We track our collections from these sources, monitor the age of our accounts receivable, and make all reasonable efforts to collect outstanding accounts receivable through our systems, processes and personnel at our corporate and regional billing and collection offices. We use customary collection practices, including the use of outside collection agencies, for accounts receivable due from private pay patients when appropriate. Almost all of our accounts receivable adjustments consist of contractual adjustments due to the difference between gross amounts billed and the amounts allowed by our payors. Any amounts written off related to private pay patients are based on the specific facts and circumstances related to each individual patient account.

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO was 56.3 days at March 31, 2016 as compared to 55.2 days at December 31, 2015. The change in our DSO resulted from increases in accounts receivable related to acquisitions as well as at our existing units, including short-term impacts from coding personnel shortages that caused an increase in unbilled charges.

During the three months ended March 31, 2016, our net cash used in investing activities of $76.1 million included acquisition payments of $59.5 million, capital expenditures of $10.4 million and net purchases of $6.2 million related to the purchase and maturity of investments.

During the three months ended March 31, 2016, our net cash provided from financing activities of $113.1 million consisted primarily of net borrowings on our Credit Agreement of $168.0 million, proceeds from the exercise of employee stock options and the issuance of common stock under our ESPP of $4.4 million and excess tax benefits related to the exercise of employee stock options and the vesting of restricted stock of $0.3 million, partially offset by the repurchase of $58.6 million of our common stock and the payment of $0.4 million for contingent consideration liabilities.

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

At March 31, 2016, we had an outstanding principal balance of $701.5 million on our Credit Agreement, comprised of $514.0 million under our revolving line of credit and a $187.5 million term loan. We also had outstanding letters of credit associated with our professional liability insurance program of $0.4 million which reduced the amount available on our Credit Agreement to $1.2 billion at March 31, 2016.

At March 31, 2016, the outstanding principal balance on our 2023 Senior Notes was $750.0 million. Our obligations under the 2023 Senior Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee the Credit Agreement. Interest on the 2023 Senior Notes accrues at the rate of 5.25% per annum, or $39.4 million, and is payable semi-annually in arrears on June 1 and December 1, beginning on June 1, 2016.

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

At March 31, 2016, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under our Credit Agreement and the 2023 Senior Notes. We believe we will be in compliance with these covenants throughout 2016.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at March 31, 2016 was $205.6 million, of which $27.5 million is classified as a current liability within accounts payable and accrued expenses in the Condensed Consolidated Balance Sheet.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We intend to manage interest rate risk through the use of a combination of fixed rate and variable rate debt. We borrow under our Credit Agreement at various interest rate options based on the Alternate Base Rate or LIBOR rate depending on certain financial ratios. At March 31, 2016, the outstanding principal balance on our Credit Agreement was $701.5 million, composed of $514.0 million under our revolving line of credit and $187.5 million under our term loan. Considering the total outstanding balance of $701.5 million, a 1% change in interest rates would result in an impact to income before income taxes of approximately $7.0 million per year.

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

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2016, we repurchased 0.9 million shares of our common stock in connection with a share repurchase program that was approved by our board of directors in July 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Programs
January 1– January 31, 2016	—	$—	—	(b	)
February 1 – February 29, 2016	900,000	65.16	900,000	(b	)
March 1 – March 31, 2016	—	—	—	(b	)

Total	900,000	$65.16	900,000	(b	)

(a)	This amount represents the weighted average price paid per share and includes a per share commission paid.
(b)	We have one active repurchase program. Our July 2013 repurchase program allows us to repurchase shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs, which was estimated to be approximately 0.9 million shares in 2016. The shares repurchased in the table above completed the repurchases under our repurchase program with respect to issuances of shares under our equity compensation programs during 2016.

The amount and timing of any future repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDNAX, INC.

Date: April 28, 2016	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2016	By:	/s/ Vivian Lopez-Blanco
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