Form 10-Q
period 2016-06-30
MEDNAX, INC.
filed 2016-07-28
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

On July 22, 2016, the registrant had outstanding 93,564,748 shares of Common Stock, par value $.01 per share.

MEDNAX, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDNAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$51,892	$51,572
Short-term investments	10,589	8,853
Accounts receivable, net	461,160	444,737
Prepaid expenses	11,453	9,639
Other assets	13,383	12,968

Total current assets	548,477	527,769
Investments	74,480	63,288
Property and equipment, net	89,896	83,634
Goodwill	3,510,382	3,366,150
Intangible assets, net	446,232	424,219
Other assets	101,947	82,154

Total assets	$4,771,414	$4,547,214

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$300,080	$395,807
Current portion of long-term debt and capital lease obligations	16,969	11,883
Income taxes payable	15,055	21,081

Total current liabilities	332,104	428,771
Line of credit	513,000	343,500
Long-term debt and capital lease obligations	909,478	919,320
Long-term professional liabilities	180,054	176,532
Deferred income taxes	220,472	188,956
Other liabilities	58,253	52,289

Total liabilities	2,213,361	2,109,368

Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000 shares authorized; 93,501 and 93,739 shares issued and outstanding, respectively	935	937
Additional paid-in capital	946,091	926,235
Retained earnings	1,610,939	1,510,356

Total MEDNAX, Inc. shareholders’ equity	2,557,965	2,437,528
Noncontrolling interests	88	318

Total equity	2,558,053	2,437,846

Total liabilities and equity	$4,771,414	$4,547,214

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenue	$771,759	$676,588	$1,524,383	$1,315,983

Operating expenses:
Practice salaries and benefits	484,625	422,803	976,436	842,398
Practice supplies and other operating expenses	26,992	24,878	54,038	48,309
General and administrative expenses	92,116	72,401	182,066	140,337
Depreciation and amortization	20,241	15,549	39,825	29,161

Total operating expenses	623,974	535,631	1,252,365	1,060,205

Income from operations	147,785	140,957	272,018	255,778
Investment income and other income	410	384	1,028	526
Interest expense	(15,058)	(5,149)	(29,521)	(8,416)
Equity in earnings of unconsolidated affiliate	789	745	1,583	1,566

Total non-operating expenses	(13,859)	(4,020)	(26,910)	(6,324)

Income before income taxes	133,926	136,937	245,108	249,454
Income tax provision	51,601	52,889	95,012	96,817

Net income	82,325	84,048	150,096	152,637
Net loss attributable to noncontrolling interests	102	82	230	200

Net income attributable to MEDNAX, Inc.	$82,427	$84,130	$150,326	$152,837

Per common and common equivalent share data:
Net income attributable to MEDNAX, Inc.:
Basic	$0.89	$0.91	$1.63	$1.64

Diluted	$0.89	$0.90	$1.62	$1.62

Weighted average common shares:
Basic	92,182	92,500	92,225	93,361

Diluted	92,945	93,495	93,018	94,405

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$150,096	$152,637
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	39,825	29,161
Amortization of premiums, discounts and issuance costs	2,693	762
Net change in fair value of contingent consideration liabilities	494	(261)
Stock-based compensation expense	17,240	15,764
Equity in earnings of unconsolidated affiliate	(1,583)	(1,566)
Distribution of earnings from unconsolidated affiliate	—	2,062
Deferred income taxes	18,081	17,535
Changes in assets and liabilities:
Accounts receivable	(16,228)	(2,125)
Prepaid expenses and other assets	(2,225)	(2,680)
Other long-term assets	795	3,097
Accounts payable and accrued expenses	(91,836)	(119,527)
Income taxes payable	(6,136)	(12,135)
Payments of contingent consideration liabilities	(501)	(792)
Long-term professional liabilities	3,522	5,289
Other liabilities	2,467	5,228

Net cash provided from operating activities	116,704	92,449

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(195,715)	(569,465)
Purchases of investments	(38,679)	(10,948)
Proceeds from maturities of investments	25,020	14,028
Purchases of property and equipment	(19,171)	(12,669)

Net cash used in investing activities	(228,545)	(579,054)

Cash flows from financing activities:
Borrowings on credit agreement	902,000	1,414,500
Payments on credit agreement	(737,500)	(690,500)
Payments for credit facility amendment	—	(1,227)
Payments of contingent consideration liabilities	(4,393)	(4,647)
Payments on capital lease obligations	(927)	(455)
Excess tax benefit from vesting of restricted stock and exercises from stock options	3,354	8,973
Proceeds from issuance of common stock	11,455	10,956
Repurchases of common stock	(61,828)	(233,601)

Net cash provided from financing activities	112,161	503,999

Net increase in cash and cash equivalents	320	17,394
Cash and cash equivalents at beginning of period	51,572	47,928

Cash and cash equivalents at end of period	$51,892	$65,322

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

Recently Adopted Accounting Pronouncements

In September 2015, the accounting guidance related to business combinations was amended to require that adjustments to provisional amounts that are identified during the measurement period be recognized in the reporting period in which the adjustment amounts are determined rather than being retrospectively recognized as of the acquisition date. Such amounts will be required to either be presented separately on the face of the income statement or within a footnote disclosure stating what the impacts on prior period financial statements would have been had such amounts been recognized as of the acquisition date. This guidance became effective for the Company on January 1, 2016. The adoption of this guidance did not have an impact on the Company’s Consolidated Financial Statements.

In February 2015, the accounting guidance related to consolidation was amended to include changes to both the variable and voting interest models used by companies to evaluate whether an entity should be consolidated. This guidance became effective for the Company on January 1, 2016. The adoption of this guidance did not have an impact on the Company’s Consolidated Financial Statements.

New Accounting Pronouncements

In March 2016, the accounting guidance related to various aspects of share-based payment transactions was amended, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new guidance, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. With regard to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This guidance will become effective for the Company on January 1, 2017, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its Consolidated Financial Statements and expects to complete this evaluation during the third quarter of 2016.

In February 2016, accounting guidance related to leases was issued that will require an entity to recognize leased assets and the rights and obligations created by those leased assets on the balance sheet and to disclose key information about the entity’s leasing arrangements. This guidance will become effective for the Company on January 1, 2019, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its Consolidated Financial Statements and its evaluation is expected to continue into 2017.

In May 2014, the accounting guidance related to revenue recognition was amended to outline a single, comprehensive model for accounting for revenue from contracts with customers. While this guidance supersedes existing revenue recognition guidance, it closely aligns with current GAAP. The new guidance will become effective for the Company on January 1, 2018, with early adoption permitted on January 1, 2017. The Company does not believe the adoption of this guidance will have a material impact on its Consolidated Financial Statements and expects to complete its evaluation by December 31, 2016.

2.	Cash Equivalents and Investments:

As of June 30, 2016 and December 31, 2015, the Company’s cash equivalents consisted entirely of money market funds with a fair value of $13.6 million and $13.9 million, respectively.

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

Investments held at June 30, 2016 and December 31, 2015 are summarized as follows (in thousands):

	June 30, 2016		December 31, 2015
	Short-Term	Long-Term	Short-Term	Long-Term
Municipal debt securities	$10,344	$51,037	$8,608	$34,858
Federal home loan securities	—	20,748	—	26,715
Certificates of deposit	245	2,695	245	1,715

	$10,589	$74,480	$8,853	$63,288

Contractual maturities of long-term investments are summarized as follows (in thousands):

	June 30, 2016	December 31, 2015
Due after one year through five years	$65,216	$60,383
Due after five years through seven years	9,264	2,905

	$74,480	$63,288

3.	Fair Value Measurements:

In accordance with the accounting guidance for fair value measurements and disclosures, the Company carries its money market funds included in cash and cash equivalents at fair value. In accordance with the three-tier fair value hierarchy under this guidance, the Company determined the fair value using quoted market prices, a Level 1 input as defined under the accounting guidance for fair value measurements. At June 30, 2016 and December 31, 2015, the Company’s money market funds had a carrying amount of $13.6 million and $13.9 million, respectively.

The Company also carries the cash surrender value of life insurance related to its deferred compensation arrangements at fair value. The investments underlying the life insurance contracts consist primarily of exchange-traded equity securities and mutual funds with quoted prices in active markets. In accordance with the three-tier fair value hierarchy, the Company determined the fair value using the cash surrender value of the life insurance, a Level 2 input as defined under the accounting guidance for fair value measurements. At June 30, 2016 and December 31, 2015, the Company’s cash surrender value of life insurance had a carrying amount of $15.0 million and $14.5 million, respectively.

In addition, the Company carries its contingent consideration liabilities related to acquisitions at fair value. In accordance with the three-tier fair value hierarchy, the Company determined the fair value of its contingent consideration liabilities using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3, or unobservable inputs as defined under the accounting guidance for fair value measurements. At June 30, 2016 and December 31, 2015, the Company’s contingent consideration liabilities had a fair value of $23.9 million and $24.9 million, respectively. See Note 5 for more information regarding the Company’s contingent consideration liabilities.

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

4.	Accounts Receivable:

Accounts receivable, net consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Gross accounts receivable	$1,608,423	$1,574,038
Allowance for contractual adjustments and uncollectibles	(1,147,263)	(1,129,301)

	$461,160	$444,737

5.	Business Acquisitions:

During the six months ended June 30, 2016, the Company completed the acquisition of seven physician group practices and a patient engagement software company. The physician practices acquired included four anesthesiology practices, two pediatric subspecialty practices and one neonatology practice. The total consideration for the eight acquisitions was $193.0 million, consisting of $189.5 million in cash and $3.5 million of contingent consideration. In connection with these acquisitions, the Company recorded goodwill of $157.7 million, other intangible assets consisting primarily of physician and hospital agreements of $48.6 million, other assets of $0.9 million and other liabilities of $14.2 million.

The physician practice acquisitions expand the Company’s national network of physician practices. The Company expects to improve the results of these physician practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based on the significant infrastructure it has developed. The acquisition of the patient engagement software company was an addition to the Company’s revenue cycle management company and is expected to further enhance the Company’s service offerings for its hospital and health system partners.

The contingent consideration of $3.5 million recorded during the six months ended June 30, 2016 is related to an agreement to pay an additional cash amount based on the achievement of certain performance measures for up to five years after the acquisition date. The accrued contingent consideration was recorded as a liability at acquisition-date fair value using the income approach with assumed discount rates ranging from 4.5% to 5.3% over the applicable terms and an assumed payment probability of 100% over the applicable years. The range of the undiscounted amount the Company could pay under the contingent consideration agreement is between $0 and $4.1 million.

In addition, during the six months ended June 30, 2016, the Company paid $4.9 million for contingent consideration related to certain prior-period acquisitions, of which all but the accretion recorded during 2016 was accrued as of December 31, 2015.

In connection with certain prior-period acquisitions, the Company also made additional cash payments of $6.2 million, recorded an increase in deferred tax assets of $19.9 million, a decrease in current assets of $0.2 million and a net decrease of $13.5 million in goodwill for measurement-period adjustments resulting from the finalization of certain income tax acquisition accounting. The Company expects that $22.6 million of the goodwill recorded during the six months ended June 30, 2016 will be deductible for tax purposes.

6.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Accounts payable	$27,913	$21,969
Accrued salaries and bonuses	136,832	233,499
Accrued payroll taxes and benefits	53,085	58,979
Accrued professional liabilities	27,620	25,995
Accrued contingent consideration	9,134	13,565
Accrued uncertain tax positions	7,000	7,000
Other accrued expenses	38,496	34,800

	$300,080	$395,807

The net decrease in accrued salaries and bonuses of $96.7 million, from December 31, 2015 to June 30, 2016, is primarily due to the payment of performance-based incentive compensation, principally to the Company’s physicians, partially offset by performance-based incentive compensation accrued during the six months ended June 30, 2016. A majority of the Company’s payments for performance-based incentive compensation is paid annually in the first quarter.

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

The calculation of shares used in the basic and diluted net income per common share calculation for the three and six months ended June 30, 2016 and 2015 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average number of common shares outstanding	92,182	92,500	92,225	93,361
Weighted average number of dilutive common share equivalents	763	995	793	1,044

Weighted average number of common and common equivalent shares outstanding	92,945	93,495	93,018	94,405

Antidilutive securities not included in the diluted net income per common share calculation	—	—	3	—

8.	Stock Incentive Plans and Stock Purchase Plans:

The Company’s Amended and Restated 2008 Incentive Compensation Plan, as amended (the “Amended and Restated 2008 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property.

Under the Amended and Restated 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. The Company recognizes compensation expense related to its restricted stock awards ratably over the corresponding vesting periods. During the six months ended June 30, 2016, the Company granted 474,039 shares of restricted stock to its employees and 16,884 shares of restricted stock to its non-employee directors under the Amended and Restated 2008 Incentive Plan. At June 30, 2016, the Company had approximately 4.5 million shares available for future grants and awards under its Amended and Restated 2008 Incentive Plan.

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

Each of the ESPP and the SPP provide for the issuance of an aggregate of 2.5 million shares of the Company’s common stock less the number of shares of common stock purchased under the other plan. In accordance with the provisions of the accounting guidance for stock-based compensation, the Company recognizes stock-based compensation expense for the discount received by participating employees and non-employee service providers. During the six months ended June 30, 2016, 161,170 shares were issued under the ESPP, and 1,360 shares were issued under the SPP. At June 30, 2016, the Company had approximately 2.4 million shares in aggregate reserved for issuance under the ESPP and SPP.

During the three and six months ended June 30, 2016 and 2015, the Company recognized approximately $8.3 million and $17.2 million, and $8.0 million and $15.8 million, respectively, of stock-based compensation expense. The net excess tax benefit recognized in additional paid-in capital related primarily to restricted stock and stock options for the six months ended June 30, 2016 was approximately $3.2 million.

9.	Common Stock Repurchase Program:

In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Company’s equity compensation programs. The share repurchase program allows the Company to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. During the six months ended June 30, 2016, the Company repurchased approximately 0.9 million shares of its common stock for approximately $61.8 million, inclusive of 46,490 shares withheld to satisfy minimum stock withholding obligations of $3.2 million in connection with the vesting of restricted stock during the three months ended June 30, 2016. These stock repurchases completed the repurchases under the program with respect to issuances of shares under the Company’s equity compensation programs during 2016. The Company intends to utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

10.	Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its common stock. The Company has not included an accrual for these matters as of June 30, 2016 in its Condensed Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

11.	Subsequent Event:

Subsequent to June 30, 2016, the Company acquired a third-party eligibility and other revenue management services company for $400.0 million using proceeds from the Company’s revolving line of credit and cash on hand. The acquisition was an addition to the Company’s existing revenue cycle management services organization and will further expand the Company’s service offerings to its hospital and health system partners. The allocation of the purchase price for the acquisition will be based on the fair value of assets acquired and liabilities assumed as of the date the acquisition was completed.

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

2016 Acquisition Activity

During the six months ended June 30, 2016, we completed the acquisition of seven physician group practices including four anesthesiology practices, two pediatric subspecialty practices and one neonatology practice. In addition, we acquired a patient engagement software company as an addition to our revenue cycle management services organization.

Based on our experience, we expect that we can improve the results of all of our acquired practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based upon the significant infrastructure that we have developed. In addition, we expect that the acquisition of the patient engagement software company will further expand our revenue cycle management service offerings to our hospital and health system partners. Our results of operations for the six months ended June 30, 2016 include the results for these acquisitions from their respective dates of acquisition and therefore are not comparable in some respects.

Common Stock Repurchase Program

In July 2013, our board of directors authorized the repurchase of shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs. The share repurchase program permits us to make open market purchases from time-to-time based upon general economic and market conditions and trading restrictions. This repurchase program was expanded to allow for the repurchase of shares of our common stock to offset the dilutive impact from the issuance of shares, if any, related to our acquisition program. During the six months ended June 30, 2016, we repurchased 0.9 million shares of our common stock for approximately $61.8 million, inclusive of 46,490 shares withheld to satisfy minimum stock withholding obligations of $3.2 million in connection with the vesting of restricted stock during the three months ended June 30, 2016. The share repurchases made during the six months ended June 30, 2016 completed the repurchases under our existing program with respect to issuances of shares under our equity compensation programs during 2016.

We may utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

General Economic Conditions

The healthcare industry is impacted by the overall United States economy. Budget deficits at federal, state and local government entities have had a negative impact on spending for many government-sponsored or funded healthcare programs (the “GHC Programs”). Although economic conditions in the United States have gradually improved, the number of unemployed and under-employed workers remains significant. During the three months ended June 30, 2016, the percentage of our patient service revenue being reimbursed under GHC Programs decreased as compared to the three months ended March 31, 2016 and the three months ended June 30, 2015. However, we could experience shifts toward GHC Programs and patient volumes could decline if economic conditions do not continue to improve or if they deteriorate. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, due to the rising costs of managed care premiums and an increased shift in financial responsibility to patients, we may experience increased bad debt due to patients’ inability to pay for certain services.

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

Medicaid to Medicare Payment Parity

In 2012, the Centers for Medicare & Medicaid Services (“CMS”) adopted a rule under the ACA that generally allowed physicians who provided eligible primary care services to be paid at the Medicare reimbursement rates in effect in calendar years 2013 and 2014 instead of state-established Medicaid reimbursement rates that would have been applicable in those years (“parity revenue”). Federal funding for the enhanced Medicaid payments expired for dates of service beyond December 31, 2014. Advocacy efforts by various parties took place at both the federal and state legislative levels to continue this program, but to date, only a limited number of states have committed to either extend this program, at least in part, for a limited period of time or increase their pre-parity base Medicaid rates. We did not recognize any parity revenue during the three and six months ended June 30, 2016. During the three and six months ended June 30, 2015, we recognized approximately $3.0 million and $9.0 million in parity revenue, respectively, that contributed approximately $0.01 and $0.03, respectively, to our net income per diluted share, reflecting the impacts from incentive compensation and income taxes.

Medicaid Expansion

The ACA also allows states to expand their Medicaid programs through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historic eligibility levels to 133% of the federal poverty level. As of July 7, 2016, 31 states and the District of Columbia are implementing the expansion of Medicaid eligibility, and 19 states have expressed their intent not to expand Medicaid eligibility. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household income is at or below 133% of the federal poverty level.

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

For a reconciliation of each of EBITDA and Adjusted EPS to the most directly comparable GAAP measures for the three and six months ended June 30, 2016 and 2015, refer to the tables below (in thousands, except per share data). In addition, historical reconciliations of EBITDA and Adjusted EPS are available on our Internet website at www.mednax.com under the Investors tab. Our Internet website and the information contained therein or connected thereto are not incorporated into or deemed a part of this Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to MEDNAX, Inc.	$82,427	$84,130	$150,326	$152,837
Interest expense, net(1)	13,859	4,020	26,910	6,324
Income tax provision	51,601	52,889	95,012	96,817
Depreciation and amortization	20,241	15,549	39,825	29,161

EBITDA	$168,128	$156,588	$312,073	$285,139

(1)	Interest expense, net is composed of interest expense, investment and other income and equity in earnings of unconsolidated affiliate.

	Three Months Ended June 30,
	2016		2015
Weighted average diluted shares outstanding	92,945		93,495
Net income and diluted net income per share attributable to MEDNAX, Inc.	$82,427	$0.89	$84,130	$0.90
Adjustments:
Amortization (net of tax of $5,175 and $3,982)	8,266	0.09	6,334	0.07
Stock-based compensation (net of tax of $3,206 and $3,060)	5,121	0.05	4,868	0.05

Adjusted net income and diluted EPS	$95,814	$1.03	$95,332	$1.02

	Six Months Ended June 30,
	2016		2015
Weighted average diluted shares outstanding	93,018		94,405
Net income and diluted net income per share attributable to MEDNAX, Inc.	$150,326	$1.62	$152,837	$1.62
Adjustments:
Amortization (net of tax of $10,288 and $7,665)	16,276	0.17	12,101	0.13
Stock-based compensation (net of tax of $6,677 and $6,113)	10,563	0.11	9,651	0.10

Adjusted net income and diluted EPS	$177,165	$1.90	$174,589	$1.85

Results of Operations

Three Months Ended June 30, 2016 as Compared to Three Months Ended June 30, 2015

Our net revenue increased $95.2 million, or 14.1%, to $771.8 million for the three months ended June 30, 2016, as compared to $676.6 million for the same period in 2015. Of this $95.2 million increase, $81.9 million, or 86.1%, was attributable to revenue generated from acquisitions completed after March 31, 2015. Same-unit net revenue increased $13.3 million, or 2.0%, for the three months ended June 30, 2016. Same units are those units at which we provided services for the entire current period and the entire comparable period. The change in same-unit net revenue was the result of an increase in revenue of $14.5 million, or 2.2%, from net reimbursement-related factors, partially offset by a net decrease of $1.2 million, or 0.2%, from lower overall patient service volumes. The increase in revenue of $14.5 million related to net reimbursement-related factors was primarily due to continued modest improvements in managed care contracting and the flow through of revenue from modest price increases, partially offset by the unfavorable impact from the parity revenue recorded during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The decrease in revenue of $1.2 million from lower patient service volumes is primarily related to declines in our hospital-based neonatology services as well as in our office-based maternal-fetal medicine services, partially offset by increases in our anesthesia practices and our other pediatric physician services, primarily newborn nursery services. Our overall same-unit revenue increased $16.3 million, or 2.5% after excluding the unfavorable impact of the $3.0 million decrease in parity revenue, and our revenue from net-reimbursement related factors increased by $17.5 million, or 2.7% after excluding this same unfavorable impact. We believe that excluding the unfavorable impact from the decrease in parity revenue year over year provides a more comparable view of our changes in same-unit revenue.

Practice salaries and benefits increased $61.8 million, or 14.6%, to $484.6 million for the three months ended June 30, 2016, as compared to $422.8 million for the same period in 2015. This $61.8 million increase was primarily attributable to increased costs associated with new physicians and other staff to support acquisition-related growth and growth at existing units, of which $58.4 million was related to salaries and $3.4 million was related to benefits and incentive compensation.

Practice supplies and other operating expenses increased $2.1 million, or 8.4%, to $27.0 million for the three months ended June 30, 2016, as compared to $24.9 million for the same period in 2015. The increase was attributable to practice supplies, rent and other costs related to our acquisitions as well as our existing units.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician practices and services as well as those attributable to our non-physician service businesses. General and administrative expenses increased $19.7 million, or 27.2%, to $92.1 million for the three months ended June 30, 2016, as compared to $72.4 million for the same period in 2015. The increase is attributable to the overall growth of the Company including acquisition-related growth. General and administrative expenses as a percentage of net revenue was 12.0% for the three months ended June 30, 2016, as compared to 10.7% for the same period in 2015. The increase of 124 basis points is primarily driven by the mix of acquisitions, principally our non-practice physician services business.

Depreciation and amortization expense increased $4.7 million, or 30.2%, to $20.2 million for the three months ended June 30, 2016, as compared to $15.5 million for the same period in 2015. The increase was primarily attributable to the amortization of intangible assets related to acquisitions.

Income from operations increased $6.8 million, or 4.8%, to $147.8 million for the three months ended June 30, 2016, as compared to $141.0 million for the same period in 2015. Our operating margin was 19.2% for the three months ended June 30, 2016, as compared to 20.8% for the same period in 2015. The decrease of 168 basis points was primarily due to the variability in margins related to the mix of acquisitions completed after March 31, 2015.

Net non-operating expenses were $13.9 million for the three months ended June 30, 2016, as compared to $4.0 million for the same period in 2015. The net increase in non-operating expenses was primarily related to an increase in interest expense for our $750.0 million 5.25% senior unsecured notes due 2023 (the “2023 Notes”).

Our effective income tax rates were 38.5% and 38.6 % for the three months ended June 30, 2016 and 2015, respectively.

Net income attributable to MEDNAX, Inc. was $82.4 million for the three months ended June 30, 2016, as compared to $84.1 million for the same period in 2015. EBITDA increased by 7.4% to $168.1 million for the three months ended June 30, 2016, as compared to $156.6 million for the same period in 2015.

Diluted net income attributable to MEDNAX, Inc. per common and common equivalent share was $0.89 on weighted average shares outstanding of 92.9 million for the three months ended June 30, 2016, as compared to $0.90 on weighted average shares outstanding of 93.5 million for the same period in 2015. Adjusted EPS was $1.03 on weighted average shares outstanding of 92.9 million for the three months ended June 30, 2016, as compared to $1.02 on weighted average shares outstanding of 93.5 million for the same period in 2015. The decrease of 0.6 million in our weighted average shares outstanding is primarily due to the impact of shares repurchased under our repurchase programs, partially offset by the vesting of restricted stock, the exercise of employee stock options and the issuance of shares under our 1996 Non-Qualified Employee Stock Purchase Plan, as amended (“ESPP”) and our 2015 Non-Qualified Stock Purchase Plan (“SPP”).

Six Months Ended June 30, 2016 as Compared to Six Months Ended June 30, 2015

Our net revenue increased $208.4 million, or 15.8%, to $1.52 billion for the six months ended June 30, 2016, as compared to $1.32 billion for the same period in 2015. Of this $208.4 million increase, $179.9 million, or 86.3%, was attributable to revenue generated from acquisitions completed after December 31, 2014. Same-unit net revenue increased $28.5 million, or 2.2%, for the six months ended June 30, 2016. Same units are those units at which we provided services for the entire current period and the entire comparable period. The change in same-unit net revenue was the result of an increase in revenue of $20.9 million, or 1.6%, from net reimbursement-related factors, and an increase of $7.6 million, or 0.6%, related to patient service volumes. The increase in revenue of $20.9 million related to net reimbursement-related factors was primarily due to continued modest improvements in managed care contracting and the flow through of revenue from modest price increases, partially offset by the unfavorable impact from the parity revenue recorded during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, and a decrease in revenue caused by an increase in the percentage of our patients being enrolled in GHC Programs. The increase in revenue of $7.6 million from patient service volumes is primarily related to growth in our hospital-based anesthesiology and other pediatric services as well as in our office-based pediatric cardiology services, partially offset by a decrease in our hospital-based neonatology services and our office-based maternal-fetal medicine services. Our overall same-unit revenue increased $37.5 million, or 2.9% after excluding the unfavorable impact of the $9.0 million decrease in parity revenue, and our revenue from net-reimbursement related factors increased by $29.9 million, or 2.3% after excluding this same unfavorable impact. We believe that excluding the unfavorable impact from the decrease in parity revenue year over year provides a more comparable view of our changes in same-unit revenue.

Practice salaries and benefits increased $134.0 million, or 15.9%, to $976.4 million for the six months ended June 30, 2016, as compared to $842.4 million for the same period in 2015. This $134.0 million increase was primarily attributable to increased costs associated with new physicians and other staff to support acquisition-related growth and growth at existing units, of which $121.3 million was related to salaries and $12.7 million was related to benefits and incentive compensation.

Practice supplies and other operating expenses increased $5.7 million, or 11.8%, to $54.0 million for the six months ended June 30, 2016, as compared to $48.3 million for the same period in 2015. The increase was attributable to practice supplies, rent and other costs related to our acquisitions as well as our existing units.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician practices and services as well as those attributable to our non-physician service businesses. General and administrative expenses increased $41.8 million, or 29.8%, to $182.1 million for the six months ended June 30, 2016, as compared to $140.3 million for the same period in 2015. The increase is attributable to the overall growth of the Company including acquisition-related growth. General and administrative expenses as a percentage of net revenue was 12.0% for the six months ended June 30, 2016, as compared to 10.7% for the same period in 2015. The increase of 128 basis points was driven primarily by the mix of acquisitions, principally our non-practice physician services business.

Depreciation and amortization expense increased $10.6 million, or 36.6%, to $39.8 million for the six months ended June 30, 2016, as compared to $29.2 million for the same period in 2015. The increase was primarily attributable to the amortization of intangible assets related to acquisitions.

Income from operations increased $16.2 million, or 6.4%, to $272.0 million for the six months ended June 30, 2016, as compared to $255.8 million for the same period in 2015. Our operating margin was 17.8% for the six months ended June 30, 2016, as compared to 19.4% for the same period in 2015. The decrease of 160 basis points was primarily due to the variability in margins related to the mix of acquisitions completed after December 31, 2014.

Net non-operating expenses were $26.9 million for the six months ended June 30, 2016, as compared to $6.3 million for the same period in 2015. The net increase in non-operating expenses was primarily related to an increase in interest expense for our 2023 Notes.

Our effective income tax rates were 38.7% and 38.8% for the six months ended June 30, 2016 and 2015, respectively.

Net income attributable to MEDNAX, Inc. was $150.3 million for the six months ended June 30, 2016, as compared to $152.8 million for the same period in 2015. EBITDA increased by 9.5% to $312.1 million for the six months ended June 30, 2016, as compared to $285.1 million for the same period in 2015.

Diluted net income attributable to MEDNAX, Inc. per common and common equivalent share was $1.62 on weighted average shares outstanding of 93.0 million for the six months ended June 30, 2016, as compared to $1.62 on weighted average shares outstanding of 94.4 million for the same period in 2015. Adjusted EPS was $1.90 on weighted average shares outstanding of 93.0 million for the six months ended June 30, 2016, as compared to $1.85 on weighted average shares outstanding of 94.4 million for the same period in 2015. The decrease of 1.4 million in our weighted average shares outstanding is primarily due to the impact of shares repurchased under our repurchase programs, partially offset by the vesting of restricted stock, the exercise of employee stock options and the issuance of shares under our ESPP and SPP.

Liquidity and Capital Resources

As of June 30, 2016, we had $51.9 million of cash and cash equivalents on hand as compared to $51.6 million at December 31, 2015. Additionally, we had working capital of $216.4 million at June 30, 2016, an increase of $117.4 million from working capital of $99.0 million at December 31, 2015. This net increase in working capital is primarily due to net borrowings on our Credit Agreement, year-to-date earnings and increases in our long-term deferred tax liabilities, partially offset by the use of funds for acquisitions and repurchases of our common stock.

Our net cash provided from operating activities was $116.7 million for the six months ended June 30, 2016, as compared to $92.4 million for the same period in 2015. This net increase in cash provided of $24.3 million for the six months ended June 30, 2016 is primarily due to a net increase in cash flow related to changes in the components of our accounts payable and accrued expenses, an increase in the adjustment to net income for non-cash depreciation and amortization expense and an increase in cash flow related to the change in income taxes payable, partially offset by a net decrease in cash flow related to accounts receivable.

During the six months ended June 30, 2016, accounts receivable increased by $16.4 million, as compared to an increase of $28.3 million for the same period in 2015. The increase in accounts receivable in both years is primarily due to higher accounts receivable balances related to acquisitions.

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

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO was 54.4 days at June 30, 2016 as compared to 55.2 days at December 31, 2015. The improvement in our DSO resulted primarily from an increase in cash collections related to the billing and collection activity for unbilled charges that we experienced in the fourth quarter of 2015 and the first quarter of 2016 from coding personnel shortages, partially offset by increases in accounts receivable related to acquisitions.

During the six months ended June 30, 2016, our net cash used in investing activities of $228.5 million included acquisition payments of $195.7 million, capital expenditures of $19.2 million and net purchases of $13.6 million related to the purchase and maturity of investments.

During the six months ended June 30, 2016, our net cash provided from financing activities of $112.2 million consisted primarily of net borrowings on our Credit Agreement of $164.5 million, proceeds from the exercise of employee stock options and the issuance of common stock under our ESPP and SPP of $11.5 million and excess tax benefits related to the vesting of restricted stock and exercises of employee stock options of $3.4 million, partially offset by the repurchase of $61.8 million of our common stock and the payment of $4.4 million for contingent consideration liabilities.

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

At June 30, 2016, we had an outstanding principal balance of $698.0 million on our Credit Agreement, composed of $513.0 million under our revolving line of credit and a $185.0 million term loan. We also had outstanding letters of credit associated with our professional liability insurance program of $0.4 million which reduced the amount available on our Credit Agreement to approximately $1.2 billion at June 30, 2016.

Subsequent to June 30, 2016, we acquired a third-party eligibility and other revenue management services company using proceeds from our revolving line of credit and cash on hand. As of the date of this filing, the principal balance outstanding on our revolving line of credit was approximately $825.0 million, which primarily represents borrowings to effect this acquisition as well as other ordinary course borrowing and repayment activity. The amount available on our Credit Agreement as of the date of this filing was approximately $875.0 million.

At June 30, 2016, the outstanding principal balance on our 2023 Senior Notes was $750.0 million. Our obligations under the 2023 Senior Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee the Credit Agreement. Interest on the 2023 Senior Notes accrues at the rate of 5.25% per annum, or $39.4 million, and is payable semi-annually in arrears on June 1 and December 1.

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

At June 30, 2016, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under our Credit Agreement and the 2023 Senior Notes. We believe we will be in compliance with these covenants throughout 2016.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at June 30, 2016 was $207.7 million, of which $27.6 million is classified as a current liability within accounts payable and accrued expenses in the Condensed Consolidated Balance Sheet.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We intend to manage interest rate risk through the use of a combination of fixed rate and variable rate debt. We borrow under our Credit Agreement at various interest rate options based on the Alternate Base Rate or LIBOR rate depending on certain financial ratios. At June 30, 2016, the outstanding principal balance on our Credit Agreement was $698.0 million, composed of $513.0 million under our revolving line of credit and $185.0 million under our term loan. Considering the total outstanding balance of $698.0 million, a 1% change in interest rates would result in an impact to income before income taxes of approximately $7.0 million per year.

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

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2016, 46,490 shares of our common stock were withheld to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock. During the three months ended June 30, 2016, we did not repurchase any shares of our common stock under the share repurchase program that was approved by our board of directors in July 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Programs
April 1 – April 30, 2016	—	$—	—	(a	)
May 1 – May 31, 2016	—	$—	—	(a	)
June 1 – June 30, 2016	46,490	$68.45	—	(a	)

Total	46,490	$68.45	—	(a	)

(a)	We have one active repurchase program. Our July 2013 repurchase program allows us to repurchase shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs, which was estimated to be approximately 0.9 million shares in 2016. Those 0.9 million shares were repurchased during the three months ended March 31, 2016 and completed the repurchase program with respect to issuances of shares under our equity compensation programs during 2016.

The amount and timing of any future repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDNAX, INC.

Date: July 28, 2016	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2016	By:	/s/ Vivian Lopez-Blanco
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