Form 10-Q
period 2016-09-30
MEDNAX, INC.
filed 2016-10-27
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

On October 21, 2016, the registrant had outstanding 93,637,203 shares of Common Stock, par value $.01 per share.

MEDNAX, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDNAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$52,805	$51,572
Short-term investments	10,489	8,853
Accounts receivable, net	486,957	444,737
Prepaid expenses	13,248	9,639
Other current assets	11,958	12,968

Total current assets	575,457	527,769
Investments	79,146	63,288
Property and equipment, net	98,495	83,634
Goodwill	3,828,807	3,366,150
Intangible assets, net	671,742	424,219
Other assets	90,217	82,154

Total assets	$5,343,864	$4,547,214

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$363,291	$395,807
Current portion of long-term debt and capital lease obligations	19,621	11,883
Income taxes payable	30,121	21,081

Total current liabilities	413,033	428,771
Line of credit	864,000	343,500
Long-term debt and capital lease obligations	905,181	919,320
Long-term professional liabilities	179,985	176,532
Deferred income taxes	267,833	188,956
Other liabilities	46,495	52,289

Total liabilities	2,676,527	2,109,368

Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000 shares authorized; 93,572 and 93,739 shares issued and outstanding, respectively	936	937
Additional paid-in capital	958,953	926,235
Retained earnings	1,707,448	1,510,356

Total MEDNAX, Inc. shareholders’ equity	2,667,337	2,437,528
Noncontrolling interests	—	318

Total equity	2,667,337	2,437,846

Total liabilities and equity	$5,343,864	$4,547,214

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenue	$828,006	$722,273	$2,352,389	$2,038,256

Operating expenses:
Practice salaries and benefits	521,832	450,033	1,498,268	1,292,431
Practice supplies and other operating expenses	31,641	24,007	85,679	72,316
General and administrative expenses	93,457	80,185	275,523	220,522
Depreciation and amortization	24,185	16,918	64,010	46,079

Total operating expenses	671,115	571,143	1,923,480	1,631,348

Income from operations	156,891	151,130	428,909	406,908
Investment income and other income	221	567	1,249	1,093
Interest expense	(17,215)	(6,201)	(46,736)	(14,617)
Equity in earnings of unconsolidated affiliate	796	784	2,379	2,350

Total non-operating expenses	(16,198)	(4,850)	(43,108)	(11,174)

Income before income taxes	140,693	146,280	385,801	395,734
Income tax provision	44,272	55,640	139,284	152,457

Net income	96,421	90,640	246,517	243,277
Net loss attributable to noncontrolling interests	88	141	318	341

Net income attributable to MEDNAX, Inc.	$96,509	$90,781	$246,835	$243,618

Per common and common equivalent share data:
Net income attributable to MEDNAX, Inc.:
Basic	$1.04	$0.98	$2.67	$2.61

Diluted	$1.04	$0.97	$2.65	$2.59

Weighted average common shares:
Basic	92,604	92,949	92,336	93,195

Diluted	93,146	93,646	93,045	94,123

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$246,517	$243,277
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	64,010	46,079
Amortization of premiums, discounts and issuance costs	4,077	1,236
Net change in fair value of contingent consideration liabilities	592	(16)
Stock-based compensation expense	25,889	23,960
Equity in earnings of unconsolidated affiliate	(2,379)	(2,350)
Distribution of earnings from unconsolidated affiliate	2,625	2,062
Deferred income taxes	16,276	2,870
Changes in assets and liabilities:
Accounts receivable	(24,812)	(17,623)
Prepaid expenses and other current assets	(1,121)	(4,480)
Other long-term assets	10,279	5,744
Accounts payable and accrued expenses	(32,628)	(52,734)
Income taxes payable	8,930	15,954
Payments of contingent consideration liabilities	(735)	(1,045)
Long-term professional liabilities	3,453	2,814
Other liabilities	(8,143)	(1,183)

Net cash provided from operating activities	312,830	264,565

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(724,861)	(806,304)
Purchases of investments	(50,868)	(20,382)
Proceeds from maturities of investments	32,240	23,208
Purchases of property and equipment	(28,420)	(19,908)

Net cash used in investing activities	(771,909)	(823,386)

Cash flows from financing activities:
Borrowings on credit agreement	1,661,000	1,846,500
Payments on credit agreement	(1,148,000)	(1,056,500)
Payments for credit facility amendment	—	(1,227)
Payments of contingent consideration liabilities	(8,282)	(9,040)
Payments on capital lease obligations	(1,601)	(1,063)
Excess tax benefit from vesting of restricted stock and exercises from stock options	3,424	11,467
Proceeds from issuance of common stock	15,599	16,722
Repurchases of common stock	(61,828)	(235,051)

Net cash provided from financing activities	460,312	571,808

Net increase in cash and cash equivalents	1,233	12,987
Cash and cash equivalents at beginning of period	51,572	47,928

Cash and cash equivalents at end of period	$52,805	$60,915

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

New Accounting Pronouncements

In August 2016, the accounting guidance related to the statement of cash flows was amended with the intent of reducing diversity in practice as to the classification of certain transactions in the statement of cash flows. This guidance will become effective for the Company on January 1, 2018, with early adoption permitted. The Company does not believe the adoption of this guidance will have a material impact on its Consolidated Financial Statements.

In March 2016, the accounting guidance related to various aspects of share-based payment transactions was amended, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new guidance, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. With regard to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This guidance will become effective for the Company on January 1, 2017, with early adoption permitted. The Company expects that the adoption of this guidance will have an impact on its Consolidated Financial Statements, however, the impact will be dependent upon future prices of the Company’s common stock and stock-based compensation exercise and vesting activity and therefore cannot be determined.

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

As of September 30, 2016 and December 31, 2015, the Company’s cash equivalents consisted entirely of money market funds totaling $8.1 million and $13.9 million, respectively.

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

Investments held at September 30, 2016 and December 31, 2015 are summarized as follows (in thousands):

	September 30, 2016		December 31, 2015
	Short-Term	Long-Term	Short-Term	Long-Term
Municipal debt securities	$9,999	$47,948	$8,608	$34,858
Federal home loan securities	—	26,748	—	26,715
Certificates of deposit	490	4,450	245	1,715

	$10,489	$79,146	$8,853	$63,288

Contractual maturities of long-term investments are summarized as follows (in thousands):

	September 30, 2016	December 31, 2015
Due after one year through five years	$70,867	$60,383
Due after five years through seven years	8,279	2,905

	$79,146	$63,288

3.	Fair Value Measurements:

In accordance with the accounting guidance for fair value measurements and disclosures, the Company carries its money market funds included in cash and cash equivalents at fair value. In accordance with the three-tier fair value hierarchy under this guidance, the Company determined the fair value using quoted market prices, a Level 1 input as defined under the accounting guidance for fair value measurements. At September 30, 2016 and December 31, 2015, the Company’s money market funds had a carrying amount of $8.1 million and $13.9 million, respectively.

The Company also carries the cash surrender value of life insurance related to its deferred compensation arrangements at fair value. The investments underlying the life insurance contracts consist primarily of exchange-traded equity securities and mutual funds with quoted prices in active markets. In accordance with the three-tier fair value hierarchy, the Company determined the fair value using the cash surrender value of the life insurance, a Level 2 input as defined under the accounting guidance for fair value measurements. At September 30, 2016 and December 31, 2015, the Company’s cash surrender value of life insurance had a carrying amount of $15.5 million and $14.5 million, respectively.

In addition, the Company carries its contingent consideration liabilities related to acquisitions at fair value. In accordance with the three-tier fair value hierarchy, the Company determined the fair value of its contingent consideration liabilities using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3, or unobservable inputs as defined under the accounting guidance for fair value measurements. At September 30, 2016 and December 31, 2015, the Company’s contingent consideration liabilities had a fair value of $19.9 million and $24.9 million, respectively. See Note 5 for more information regarding the Company’s contingent consideration liabilities.

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

4.	Accounts Receivable:

Accounts receivable, net consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Gross accounts receivable	$1,659,304	$1,574,038
Allowance for contractual adjustments and uncollectibles	(1,172,347)	(1,129,301)

	$486,957	$444,737

5.	Business Acquisitions:

During the nine months ended September 30, 2016, the Company completed the acquisition of 12 physician group practices, including seven anesthesiology practices, two other pediatric subspecialty practices, one neonatology practice, one maternal-fetal medicine practice and one pediatric cardiology practice. In addition, the Company acquired a third-party receivables company and a patient engagement software company. The total consideration for the 14 acquisitions was $722.2 million, net of $15.0 million of cash acquired. Approximately $718.7 million was paid in cash, and $3.5 million was recorded as a contingent consideration liability.

The 12 physician practice acquisitions expand the Company’s national network of physician practices. The Company expects to improve the results of these physician practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based on the significant infrastructure it has developed. The acquisitions of the third-party receivables company and patient engagement software company were additions to the Company’s existing revenue cycle management services company and are expected to further enhance the Company’s service offerings for its hospital and health system partners.

The Company’s preliminary allocation of purchase price for the 14 acquisitions is as follows (in thousands):

	Third-Party Receivables Acquisition	Other Acquisitions	Total
Current assets	$18,689	$200	$18,889
Property and equipment	5,807	83	5,890
Other noncurrent assets	115	643	758
Goodwill	201,796	271,837	473,633
Other intangible assets	221,870	68,724	290,594
Current liabilities	(5,863)	(333)	(6,196)
Deferred income tax liabilities – long-term	(41,934)	(18,602)	(60,536)
Other long-term liabilities	(829)	—	(829)

	$399,651	$322,552	$722,203

Other intangible assets consist primarily of customer relationships, technology, physician and hospital agreements and trade names. The Company recorded provisional estimates for certain intangible assets acquired during the three months ended September 30, 2016, and one of the acquisitions completed during the three months ended September 30, 2016 is subject to a working capital adjustment. The final valuation and working capital adjustment will be completed within the measurement period, and management does not believe the additional adjustments will be material. The Company expects that $151.1 million of the goodwill recorded during the nine months ended September 30, 2016 will be deductible for tax purposes.

The contingent consideration of $3.5 million recorded during the nine months ended September 30, 2016 is related to an agreement to pay an additional cash amount based on the achievement of certain performance measures for up to five years after the acquisition date. The accrued contingent consideration was recorded as a liability at acquisition-date fair value using the income approach with assumed discount rates ranging from 4.5% to 5.3% over the applicable terms and an assumed payment probability of 100% over the applicable years. The range of the undiscounted amount the Company could pay under the contingent consideration agreement is between $0 and $4.1 million. In addition, during the nine months ended September 30, 2016, the Company paid $9.0 million for contingent consideration related to certain prior-period acquisitions, of which all but the accretion recorded during 2016 was accrued as of December 31, 2015.

In connection with certain prior-period acquisitions, the Company also made additional cash payments of $6.2 million, recorded an increase in deferred tax assets of $19.9 million, a decrease in current assets of $0.2 million, an increase in deferred tax liabilities of $2.5 million and a net decrease of $11.0 million in goodwill for measurement-period adjustments resulting from the finalization of certain income tax acquisition accounting.

The results of operations of the acquisitions completed during the nine months ended September 30, 2016 and 2015 have been included in the Company’s Condensed Consolidated Financial Statements from the dates of acquisition. The following unaudited pro forma information combines the consolidated results of operations of the Company on a GAAP basis and the acquisitions completed during 2016 and 2015, including adjustments for pro forma amortization and interest expense, as if the transactions had occurred on January 1, 2015 and January 1, 2014, respectively (in thousands, except per share data):

	Nine Months Ended September 30,
	2016	2015
Pro forma net revenue	$2,492,022	$2,442,735
Pro forma net income (1)	$251,873	$257,331
Pro forma net income per common share (2):
Basic	$2.73	$2.76
Diluted	$2.71	$2.73
Weighted average common shares (2):
Basic	92,336	93,195
Diluted	93,045	94,123

(1)	The effective tax rate used to calculate pro forma net income for the nine months ended September 30, 2016 of 38.8% excludes the income tax benefit related to the settlement of a tax matter.
(2)	The comparison of net income per common share is affected by the changes in the number of weighted average shares outstanding in each period.

The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the periods indicated, nor are they indicative of the results of future combined operations.

6.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Accounts payable	$23,346	$21,969
Accrued salaries and bonuses	184,450	233,499
Accrued payroll taxes and benefits	64,938	58,979
Accrued professional liabilities	26,988	25,995
Accrued contingent consideration	7,086	13,565
Accrued uncertain tax positions	—	7,000
Accrued interest	14,884	2,655
Other accrued expenses	41,599	32,145

	$363,291	$395,807

The net decrease in accrued salaries and bonuses of $49.0 million, from December 31, 2015 to September 30, 2016, is primarily due to the payment of performance-based incentive compensation, principally to the Company’s physicians, partially offset by performance-based incentive compensation accrued during the nine months ended September 30, 2016. A majority of the Company’s payments for performance-based incentive compensation is paid annually during the first quarter.

7.	Income Taxes:

During the three months ended September 30, 2016, the Company settled a certain tax matter with a taxing authority. In connection with this settlement, the Company’s liability for uncertain tax positions decreased by $17.6 million, of which $10.6 million favorably impacted the Company’s effective income tax rate. As of September 30, 2016, the Company’s liability for uncertain tax positions, including accrued interest and penalties, was $11.4 million.

8.	Common and Common Equivalent Shares:

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of outstanding restricted and deferred stock and stock options and is calculated using the treasury stock method. Under the treasury stock method, the Company includes the assumed excess tax benefits related to the potential exercise or vesting of its stock-based awards using the difference between the average market price for the applicable period less the option price, if any, and the fair value of the stock-based award on the date of grant multiplied by the applicable tax rate.

The calculation of shares used in the basic and diluted net income per common share calculation for the three and nine months ended September 30, 2016 and 2015 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average number of common shares outstanding	92,604	92,949	92,336	93,195
Weighted average number of dilutive common share equivalents	542	697	709	928

Weighted average number of common and common equivalent shares outstanding	93,146	93,646	93,045	94,123

Antidilutive securities not included in the diluted net income per common share calculation	—	—	2	—

9.	Stock Incentive Plans and Stock Purchase Plans:

The Company’s Amended and Restated 2008 Incentive Compensation Plan, as amended (the “Amended and Restated 2008 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property.

Under the Amended and Restated 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. The Company recognizes compensation expense related to its restricted stock awards ratably over the corresponding vesting periods. During the nine months ended September 30, 2016, the Company granted 501,325 shares of restricted stock to its employees and non-employee directors under the Amended and Restated 2008 Incentive Plan. At September 30, 2016, the Company had approximately 4.5 million shares available for future grants and awards under its Amended and Restated 2008 Incentive Plan.

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

Each of the ESPP and the SPP provide for the issuance of an aggregate of 2.5 million shares of the Company’s common stock less the number of shares of common stock purchased under the other plan. In accordance with the provisions of the accounting guidance for stock-based compensation, the Company recognizes stock-based compensation expense for the discount received by participating employees and non-employee service providers. During the nine months ended September 30, 2016, 226,798 shares were issued under the ESPP and SPP. At September 30, 2016, the Company had approximately 2.4 million shares in aggregate reserved for issuance under the ESPP and SPP.

During the three and nine months ended September 30, 2016 and 2015, the Company recognized approximately $8.7 million and $25.9 million, and $8.2 million and $24.0 million, respectively, of stock-based compensation expense. The net excess tax benefit recognized in additional paid-in capital related primarily to restricted stock and stock options for the nine months ended September 30, 2016 was approximately $3.3 million.

10.	Common Stock Repurchase Program:

In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Company’s equity compensation programs. The share repurchase program allows the Company to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. During the nine months ended September 30, 2016, the Company repurchased approximately 0.9 million shares of its common stock for approximately $61.8 million, inclusive of 46,490 shares withheld to satisfy minimum stock withholding obligations of $3.2 million in connection with the vesting of restricted stock during the three months ended June 30, 2016. These stock repurchases completed the repurchases under the program with respect to issuances of shares under the Company’s equity compensation programs during 2016. The Company intends to utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

11.	Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its common stock. The Company has not included an accrual for these matters as of September 30, 2016 in its Condensed Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

2016 Acquisition Activity

During the nine months ended September 30, 2016, we completed the acquisition of 12 physician group practices including seven anesthesiology practices, two other pediatric subspecialty practices, one neonatology practice, one maternal-fetal medicine practice and one pediatric cardiology practice. In addition, we acquired a third-party receivables company and a patient engagement software company as additions to our existing revenue cycle management services organization.

Based on our experience, we expect that we can improve the results of all of our acquired physician practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based upon the significant infrastructure that we have developed. In addition, we expect that the acquisition of the third-party receivables company and the patient engagement software company will further expand our revenue cycle management service offerings to our hospital and health system partners. Our results of operations for the nine months ended September 30, 2016 include the results for these 14 acquisitions from their respective dates of acquisition and therefore are not comparable in some respects.

Common Stock Repurchase Program

In July 2013, our board of directors authorized the repurchase of shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs. The share repurchase program permits us to make open market purchases from time-to-time based upon general economic and market conditions and trading restrictions. This repurchase program was expanded to allow for the repurchase of shares of our common stock to offset the dilutive impact from the issuance of shares, if any, related to our acquisition program. During the nine months ended September 30, 2016, we repurchased 0.9 million shares of our common stock for approximately $61.8 million, inclusive of 46,490 shares withheld to satisfy minimum stock withholding obligations of $3.2 million in connection with the vesting of restricted stock during the three months ended June 30, 2016. The share repurchases made during the nine months ended September 30, 2016 completed the repurchases under our existing program with respect to issuances of shares under our equity compensation programs during 2016.

We may utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

General Economic Conditions

The healthcare industry is impacted by the overall United States economy. Budget deficits at federal, state and local government entities have had a negative impact on spending for many government-sponsored or funded healthcare programs (the “GHC Programs”). Although economic conditions in the United States have gradually improved, the number of unemployed and under-employed workers remains significant. During the three months ended September 30, 2016, the percentage of our patient service revenue being reimbursed under GHC Programs was flat as compared to the three months ended September 30, 2015 but increased by 130 basis points as compared to the three months ended June 30, 2016. We could experience additional shifts toward GHC Programs and patient volumes could decline if economic conditions do not continue to improve or if they deteriorate. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, due to the rising costs of managed care premiums and an increased shift in financial responsibility to patients, we may experience increased bad debt due to patients’ inability to pay for certain services.

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

Medicaid to Medicare Payment Parity

In 2012, the Centers for Medicare & Medicaid Services (“CMS”) adopted a rule under the ACA that generally allowed physicians who provided eligible primary care services to be paid at the Medicare reimbursement rates in effect in calendar years 2013 and 2014 instead of state-established Medicaid reimbursement rates that would have been applicable in those years (“parity revenue”). Federal funding for the enhanced Medicaid payments expired for dates of service beyond December 31, 2014. Advocacy efforts by various parties took place at both the federal and state legislative levels to continue this program, but only a limited number of states committed to either extend this program, at least in part, for a limited period of time or increase their pre-parity base Medicaid rates. We did not recognize any parity revenue during the three and nine months ended September 30, 2016. During the three and nine months ended September 30, 2015, we recognized approximately $1.5 million and $10.5 million in parity revenue, respectively. The contribution to our net income per diluted share during the three months ended September 30, 2015 was negligible and during the nine months ended September 30, 2015 was $0.03, reflecting the impacts from incentive compensation and income taxes.

Medicaid Expansion

The ACA also allows states to expand their Medicaid programs through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historic eligibility levels to 133% of the federal poverty level. As of October 14, 2016, 31 states and the District of Columbia are implementing the expansion of Medicaid eligibility, and 19 states have expressed their intent not to expand Medicaid eligibility. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household income is at or below 133% of the federal poverty level.

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

Non-GAAP Measures

In our analysis of our results of operations, we use certain non-GAAP financial measures. Earnings before interest, taxes and depreciation and amortization (“EBITDA”) consists of net income attributable to MEDNAX, Inc. before interest expense, net, income tax provision and depreciation and amortization. Adjusted earnings per common share (“Adjusted EPS”) consists of diluted net income attributable to MEDNAX, Inc. per common and common equivalent share adjusted for amortization expense and stock-based compensation expense. Additionally, Adjusted EPS for the three and nine month periods ended September 30, 2016 excludes the net income tax benefit resulting from the reversal of a liability for uncertain tax positions related to the favorable settlement of a tax matter during the third quarter of 2016.

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

For a reconciliation of each of EBITDA and Adjusted EPS to the most directly comparable GAAP measures for the three and nine months ended September 30, 2016 and 2015, refer to the tables below (in thousands, except per share data). In addition, historical reconciliations of EBITDA and Adjusted EPS are available on our Internet website at www.mednax.com under the Investors tab. Our Internet website and the information contained therein or connected thereto are not incorporated into or deemed a part of this Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to MEDNAX, Inc.	$96,509	$90,781	$246,835	$243,618
Interest expense, net(1)	16,198	4,850	43,108	11,174
Income tax provision	44,272	55,640	139,284	152,457
Depreciation and amortization	24,185	16,918	64,010	46,079

EBITDA	$181,164	$168,189	$493,237	$453,328

(1)	Interest expense, net is composed of interest expense, investment and other income and equity in earnings of unconsolidated affiliate.

	Three Months Ended September 30,
	2016		2015
Weighted average diluted shares outstanding	93,146		93,646
Net income and diluted net income per share attributable to MEDNAX, Inc.	$96,509	$1.04	$90,781	$0.97
Adjustments:
Amortization (net of tax of $6,440 and $4,113)	10,069	0.11	6,711	0.07
Stock-based compensation (net of tax of $3,374 and $3,115)	5,275	0.05	5,082	0.06
Income tax benefit related to settlement	(10,646)	(0.11)	—	—

Adjusted net income and diluted EPS	$101,207	$1.09	$102,574	$1.10

	Nine Months Ended September 30,
	2016		2015
Weighted average diluted shares outstanding	93,045		94,123
Net income and diluted net income per share attributable to MEDNAX, Inc.	$246,835	$2.65	$243,618	$2.59
Adjustments:
Amortization (net of tax of $16,725 and $11,775)	26,348	0.28	18,817	0.20
Stock-based compensation (net of tax of $10,053 and $9,222)	15,836	0.17	14,738	0.16
Income tax benefit related to settlement	(10,646)	(0.11)	—	—

Adjusted net income and diluted EPS	$278,373	$2.99	$277,173	$2.95

Results of Operations

Three Months Ended September 30, 2016 as Compared to Three Months Ended September 30, 2015

Our net revenue increased $105.7 million, or 14.6%, to $828.0 million for the three months ended September 30, 2016, as compared to $722.3 million for the same period in 2015. Of this $105.7 million increase, $95.5 million, or 13.2%, was attributable to revenue generated from acquisitions completed after June 30, 2015. Same-unit net revenue increased $10.2 million, or 1.4%, for the three months ended September 30, 2016. Same units are those units at which we provided services for the entire current period and the entire comparable period. The change in same-unit net revenue was the result of a net increase in revenue of $8.2 million, or 1.1%, from increases in patient service volumes and an increase of $2.0 million, or 0.3%, from net reimbursement-related factors. The increase in revenue of $8.2 million from higher patient service volumes was primarily related to increases in our hospital-based neonatology, anesthesia and other pediatric physician services, primarily newborn nursery, as well as in our radiology services. The increase in revenue of $2.0 million related to net reimbursement-related factors was primarily due to slight improvements in managed care contracting, partially offset by the unfavorable impact from a shift in the mix of teleradiology services provided.

Practice salaries and benefits increased $71.8 million, or 16.0%, to $521.8 million for the three months ended September 30, 2016, as compared to $450.0 million for the same period in 2015. This $71.8 million increase was primarily attributable to increased costs associated with new physicians and other staff to support acquisition-related growth and growth at existing units, of which $65.7 million was related to salaries and $6.1 million was related to benefits and incentive compensation.

Practice supplies and other operating expenses increased $7.6 million, or 31.8%, to $31.6 million for the three months ended September 30, 2016, as compared to $24.0 million for the same period in 2015. The increase was attributable to supplies, rent and other costs related to our acquisitions as well as our existing units.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician practices and services as well as those attributable to our non-physician service businesses. General and administrative expenses increased $13.3 million, or 16.6%, to $93.5 million for the three months ended September 30, 2016, as compared to $80.2 million for the same period in 2015. The increase is attributable to the overall growth of the Company including acquisition-related growth. General and administrative expenses as a percentage of net revenue was 11.3% for the three months ended September 30, 2016, as compared to 11.1% for the same period in 2015.

Depreciation and amortization expense increased $7.3 million, or 43.0%, to $24.2 million for the three months ended September 30, 2016, as compared to $16.9 million for the same period in 2015. The increase was primarily attributable to the amortization of intangible assets related to acquisitions.

Income from operations increased $5.8 million, or 3.8%, to $156.9 million for the three months ended September 30, 2016, as compared to $151.1 million for the same period in 2015. Our operating margin was 18.9% for the three months ended September 30, 2016, as compared to 20.9% for the same period in 2015. The decrease of 198 basis points was primarily due to the unfavorable impact from the mix of teleradiology services provided and the variability in margins related to the mix of acquisitions completed after June 30, 2015.

Net non-operating expenses were $16.2 million for the three months ended September 30, 2016, as compared to $4.9 million for the same period in 2015. The net increase in non-operating expenses was primarily related to an increase in interest expense for our $750.0 million 5.25% senior unsecured notes due 2023 (the “2023 Notes”).

Our effective income tax rates were 31.4% and 38.0% for the three months ended September 30, 2016 and 2015, respectively. Our effective income tax rate for the three months ended September 30, 2016 was 39.0% after excluding the $10.6 million income tax benefit resulting from the reversal of a liability for uncertain tax positions related to the favorable settlement of a tax matter during the third quarter of 2016. We believe that excluding the favorable impact on our effective income tax rate related to the settlement provides a more comparable view of our effective income tax rate. After excluding this favorable impact, the effective tax rate increased by 1.0%, from 38.0% for the three months ended September 30, 2015 to 39.0% for the three months ended September 30, 2016, primarily reflecting a change in our expected earnings mix between various states.

Net income attributable to MEDNAX, Inc. was $96.5 million for the three months ended September 30, 2016, as compared to $90.8 million for the same period in 2015. EBITDA increased by 7.7% to $181.2 million for the three months ended September 30, 2016, as compared to $168.2 million for the same period in 2015.

Diluted net income attributable to MEDNAX, Inc. per common and common equivalent share was $1.04 on weighted average shares outstanding of 93.1 million for the three months ended September 30, 2016, as compared to $0.97 on weighted average shares outstanding of 93.6 million for the same period in 2015. Adjusted EPS was $1.09 on weighted average shares outstanding of 93.1 million for the three months ended September 30, 2016, as compared to $1.10 on weighted average shares outstanding of 93.6 million for the same period in 2015. The decrease of 0.5 million in our weighted average shares outstanding is primarily due to the impact of shares repurchased under our repurchase programs, partially offset by the vesting of restricted stock, the exercise of employee stock options and the issuance of shares under our 1996 Non-Qualified Employee Stock Purchase Plan, as amended (“ESPP”) and our 2015 Non-Qualified Stock Purchase Plan (“SPP”).

Nine Months Ended September 30, 2016 as Compared to Nine Months Ended September 30, 2015

Our net revenue increased $314.1 million, or 15.4%, to $2.35 billion for the nine months ended September 30, 2016, as compared to $2.04 billion for the same period in 2015. Of this $314.1 million increase, $274.5 million, or 13.3%, was attributable to revenue generated from acquisitions completed after December 31, 2014. Same-unit net revenue increased $39.6 million, or 2.1%, for the nine months ended September 30, 2016. Same units are those units at which we provided services for the entire current period and the entire comparable period. The change in same-unit net revenue was the result of an increase in revenue of $25.4 million, or 1.3%, from net reimbursement-related factors, and an increase of $14.2 million, or 0.8%, related to patient service volumes. The increase in revenue of $25.4 million related to net reimbursement-related factors was primarily due to modest improvements in managed care contracting and the flow through of revenue from modest price increases, partially offset by the unfavorable impact from the parity revenue recorded during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, and a decrease in revenue caused by an increase in the percentage of our patients being enrolled in GHC Programs. The increase in revenue of $14.2 million from patient service volumes is primarily related to growth in our hospital-based anesthesiology and other pediatric services, primarily newborn nursery, partially offset by a decrease in our office-based maternal-fetal medicine services. Same-unit revenue in our hospital-based neonatology services was essentially flat. Our overall same-unit revenue increased $50.1 million, or 2.6% after excluding the unfavorable impact of the $10.5 million decrease in parity revenue, and our revenue from net-reimbursement related factors increased by $35.9 million, or 1.8% after excluding this same unfavorable impact. We believe that excluding the unfavorable impact from the decrease in parity revenue year over year provides a more comparable view of our changes in same-unit revenue.

Practice salaries and benefits increased $205.8 million, or 15.9%, to $1.5 billion for the nine months ended September 30, 2016, as compared to $1.3 billion for the same period in 2015. This $205.8 million increase was primarily attributable to increased costs associated with new physicians and other staff to support acquisition-related growth and growth at existing units, of which $187.1 million was related to salaries and $18.7 million was related to benefits and incentive compensation.

Practice supplies and other operating expenses increased $13.4 million, or 18.5%, to $85.7 million for the nine months ended September 30, 2016, as compared to $72.3 million for the same period in 2015. The increase was attributable to supplies, rent and other costs related to our acquisitions as well as our existing units.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician practices and services as well as those attributable to our non-physician service businesses. General and administrative expenses increased $55.0 million, or 24.9%, to $275.5 million for the nine months ended September 30, 2016, as compared to $220.5 million for the same period in 2015. The increase is attributable to the overall growth of the Company including acquisition-related growth. General and administrative expenses as a percentage of net revenue was 11.7% for the nine months ended September 30, 2016, as compared to 10.8% for the same period in 2015. The increase of 89 basis points was driven primarily by the mix of acquisitions, principally our non-practice physician services business.

Depreciation and amortization expense increased $17.9 million, or 38.9%, to $64.0 million for the nine months ended September 30, 2016, as compared to $46.1 million for the same period in 2015. The increase was primarily attributable to the amortization of intangible assets related to acquisitions.

Income from operations increased $22.0 million, or 5.4%, to $428.9 million for the nine months ended September 30, 2016, as compared to $406.9 million for the same period in 2015. Our operating margin was 18.2% for the nine months ended September 30, 2016, as compared to 20.0% for the same period in 2015. The decrease of 173 basis points was primarily due to the variability in margins related to the mix of acquisitions completed after December 31, 2014.

Net non-operating expenses were $43.1 million for the nine months ended September 30, 2016, as compared to $11.2 million for the same period in 2015. The net increase in non-operating expenses was primarily related to an increase in interest expense for our 2023 Notes.

Our effective income tax rates were 36.1% and 38.5% for the nine months ended September 30, 2016 and 2015, respectively. Our effective income tax rate for the nine months ended September 30, 2016 was 38.8% after excluding the $10.6 million income tax benefit resulting from the reversal of a liability for uncertain tax positions related to the favorable settlement of a tax matter during the third quarter of 2016. We believe that excluding the favorable impact on our effective income tax rate related to the settlement provides a more comparable view of our effective income tax rate.

Net income attributable to MEDNAX, Inc. was $246.8 million for the nine months ended September 30, 2016, as compared to $243.6 million for the same period in 2015. EBITDA increased by 8.8% to $493.2 million for the nine months ended September 30, 2016, as compared to $453.3 million for the same period in 2015.

Diluted net income attributable to MEDNAX, Inc. per common and common equivalent share was $2.65 on weighted average shares outstanding of 93.0 million for the nine months ended September 30, 2016, as compared to $2.59 on weighted average shares outstanding of 94.1 million for the same period in 2015. Adjusted EPS was $2.99 on weighted average shares outstanding of 93.0 million for the nine months ended September 30, 2016, as compared to $2.95 on weighted average shares outstanding of 94.1 million for the same period in 2015. The decrease of 1.1 million in our weighted average shares outstanding is primarily due to the impact of shares repurchased under our repurchase programs, partially offset by the vesting of restricted stock, the exercise of employee stock options and the issuance of shares under our ESPP and SPP.

Liquidity and Capital Resources

As of September 30, 2016, we had $52.8 million of cash and cash equivalents on hand as compared to $51.6 million at December 31, 2015. Additionally, we had working capital of $162.4 million at September 30, 2016, an increase of $63.4 million from working capital of $99.0 million at December 31, 2015. This net increase in working capital is primarily due to net borrowings on our Credit Agreement, year-to-date earnings and increases in our long-term deferred tax liabilities, partially offset by the use of funds for acquisitions and repurchases of our common stock.

Our net cash provided from operating activities was $312.8 million for the nine months ended September 30, 2016, as compared to $264.6 million for the same period in 2015. This net increase in cash provided of $48.2 million for the nine months ended September 30, 2016 is primarily due to a net increase in cash flow related to changes in the components of our accounts payable and accrued expenses, an increase in the adjustment to net income for non-cash depreciation and amortization expense and a net increase in cash flow related changes in deferred income taxes, partially offset by a net decrease in cash flow related to accounts receivable.

During the nine months ended September 30, 2016, accounts receivable increased by $42.2 million, as compared to an increase of $54.6 million for the same period in 2015. The increase in accounts receivable in both years is primarily due to higher accounts receivable balances related to acquisitions.

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

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO was 54.1 days at September 30, 2016 as compared to 55.2 days at December 31, 2015.

During the nine months ended September 30, 2016, our net cash used in investing activities of $771.9 million included acquisition payments, net of cash acquired, of $724.9 million, capital expenditures of $28.4 million and net purchases of $18.6 million related to the purchase and maturity of investments.

During the nine months ended September 30, 2016, our net cash provided from financing activities of $460.3 million consisted primarily of net borrowings on our Credit Agreement of $513.0 million and proceeds from the exercise of employee stock options and the issuance of common stock under our ESPP and SPP of $15.6 million, partially offset by the repurchase of $61.8 million of our common stock and the payment of $8.3 million for contingent consideration liabilities.

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

At September 30, 2016, we had an outstanding principal balance of $1.05 billion on our Credit Agreement, composed of $864.0 million under our revolving line of credit and a $182.5 million term loan. We also had outstanding letters of credit associated with our professional liability insurance program of $0.4 million which reduced the amount available on our Credit Agreement to approximately $835.6 million at September 30, 2016.

At September 30, 2016, the outstanding principal balance on our 2023 Senior Notes was $750.0 million. Our obligations under the 2023 Senior Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee the Credit Agreement. Interest on the 2023 Senior Notes accrues at the rate of 5.25% per annum, or $39.4 million, and is payable semi-annually in arrears on June 1 and December 1.

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

At September 30, 2016, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under our Credit Agreement and the 2023 Senior Notes. We believe we will be in compliance with these covenants throughout 2016.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at September 30, 2016 was $207.0 million, of which $27.0 million is classified as a current liability within accounts payable and accrued expenses in the Condensed Consolidated Balance Sheet.

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

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We intend to manage interest rate risk through the use of a combination of fixed rate and variable rate debt. We borrow under our Credit Agreement at various interest rate options based on the Alternate Base Rate or LIBOR rate depending on certain financial ratios. At September 30, 2016, the outstanding principal balance on our Credit Agreement was $1.05 billion, composed of $864.0 million under our revolving line of credit and $182.5 million under our term loan. Considering the total outstanding balance of $1.05 billion, a 1% change in interest rates would result in an impact to income before income taxes of approximately $10.5 million per year.

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

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MEDNAX, INC.

Date: October 27, 2016	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: October 27, 2016	By:	/s/ Vivian Lopez-Blanco
Vivian Lopez-Blanco
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: October 27, 2016	By:	/s/ John C. Pepia
John C. Pepia
Chief Accounting Officer (Principal Accounting Officer)