Form 10-K
period 2016-12-31
MEDNAX, INC.
filed 2017-02-10
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of shares of Common Stock of the registrant held by non-affiliates of the registrant on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $6,630,916,089 based on a $72.43 closing price per share as reported on the New York Stock Exchange composite transactions list on such date.

The number of shares of Common Stock of the registrant outstanding on February 3, 2017 was 93,793,665.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, with respect to the 2017 Annual Meeting of Shareholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in the Form 10-K, each document incorporated by reference herein is deemed not to be filed as part hereof.

MEDNAX, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2016

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

OVERVIEW

MEDNAX is a leading provider of physician services including newborn, anesthesia, maternal-fetal, teleradiology, pediatric cardiology and other pediatric subspecialty care. At December 31, 2016, our national network comprised over 3,600 affiliated physicians, including over 1,130 physicians who provide neonatal clinical care, in 35 states and Puerto Rico, primarily within hospital-based neonatal intensive care units (“NICUs”), to babies born prematurely or with medical complications. We have over 1,390 affiliated physicians who provide anesthesia care to patients in connection with surgical and other procedures, as well as pain management. In addition, we have 270 affiliated physicians who provide maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network also includes other pediatric subspecialists, including over 150 physicians providing pediatric intensive care, approximately 130 physicians providing pediatric cardiology care, 115 physicians providing hospital-based pediatric care, over 20 physicians providing pediatric surgical care, and 7 physicians providing pediatric ear, nose and throat and pediatric ophthalmology services. MEDNAX also provides teleradiology services in all 50 states, the District of Columbia and Puerto Rico through a network of more than 400 affiliated radiologists. In addition to our national physician network, we provide services nationwide to healthcare facilities and physicians, including ours, through complementary businesses, consisting of a management services organization focusing on full-service revenue cycle management and a consulting services company.

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

OUR PHYSICIAN SPECIALTIES AND SERVICES

The following discussion describes our physician specialties and the care that we provide:

Neonatal Care

We provide clinical care to babies born prematurely or with complications within specific units at hospitals, primarily NICUs, through our network of over 1,130 affiliated neonatal physician subspecialists (“neonatologists”), neonatal nurse practitioners and other pediatric clinicians who staff and manage clinical activities at more than 370 NICUs in 35 states and Puerto Rico. Neonatologists are board-certified, or eligible-to-apply-for-certification, physicians who have extensive education and training for the care of babies born prematurely or with complications that require complex medical treatment. Neonatal nurse practitioners are registered nurses who have advanced training and education in assessing and treating the healthcare needs of newborns and infants as well as managing the needs of their families.

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

Anesthesia and Anesthesia Subspecialty Care

We provide anesthesia care at over 145 hospitals, 150 ambulatory surgery centers and office-based practices across 15 states with over 1,390 affiliated anesthesiologists. Following the “care team” model, our anesthesiologists work with both practice and hospital-employed certified registered nurse anesthetists (“CRNAs”), anesthesiologist assistants (“AAs”) and other clinicians to provide high quality, cost efficient and service-oriented anesthesia care to our patients. Our anesthesiologists are board-certified, or eligible-to-apply-for-certification, physicians who are responsible for administering anesthesia to relieve pain and for managing vital life functions during surgery, including breathing, heart rhythm and blood pressure.

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

Maternal-Fetal Care

We provide inpatient and office-based clinical care to expectant mothers and their unborn babies through our 270 affiliated maternal-fetal medicine subspecialists as well as obstetricians and other clinicians, such as maternal-fetal nurse practitioners, certified nurse mid-wives, ultrasonographers and genetic counselors. Maternal-fetal medicine subspecialists are board-certified, or eligible-to-apply-for-certification, obstetricians who have extensive education and training for the treatment of high-risk expectant mothers and their fetuses. Our affiliated maternal-fetal medicine subspecialists practice primarily in metropolitan areas where we have affiliated neonatologists to provide coordinated care for women with complicated pregnancies whose babies are often admitted to a NICU upon delivery. We believe continuity of treatment from mother and developing fetus during the pregnancy to the newborn upon delivery has improved the clinical outcomes of our patients.

Pediatric Cardiology Care

We provide inpatient and office-based pediatric cardiology care of the fetus, infant, child and adolescent patient with congenital heart defects and acquired heart disease, as well as adults with congenital heart defects through our 130 affiliated pediatric cardiologist subspecialists and other related clinical professionals such as pediatric nurse practitioners, echocardiographers, other diagnostic technicians, and exercise physiologists. Pediatric cardiologists are board-certified, or eligible-to-apply for certification, pediatricians who have additional education and training in congenital heart defects and pediatric acquired heart disorders.

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

Pediatric Intensive Care. Pediatric intensivists are hospital-based pediatricians with additional education and training in caring for critically ill or injured children and adolescents. We have over 150 affiliated physicians who provide this clinical care. They staff and manage pediatric intensive care units (“PICUs”) at approximately 55 hospitals.

Pediatric Hospitalists. Pediatric hospitalists are hospital-based pediatricians specializing in inpatient care and management of acutely ill children. We have over 115 affiliated hospital-based physicians who provide inpatient pediatric and newborn care as well as provide care in PICUs, NICUs and pediatric emergency rooms at approximately 35 hospitals.

Pediatric Surgery. Pediatric surgeons provide specialized care for patients ranging from newborns to adolescents, for all problems or conditions that require surgical intervention, and often have particular expertise in the areas of neonatal, prenatal, trauma, and pediatric oncology. We have over 20 affiliated physicians in this subspecialty including pediatric urologists, pediatric plastic and craniofacial surgeons and general and thoracic pediatric surgeons. Areas of particular expertise include management of neonatal and congenital anomalies, prenatal counseling, trauma management, pediatric oncology, gastrointestinal surgery, as well as common pediatric surgical conditions.

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

Newborn Hearing Screening Program. Our affiliated physicians also oversee our newborn hearing screening program. Since we launched this program in 1994, we believe that we have become the largest provider of newborn hearing screening services in the United States. In 2016, we screened over 860,000 babies for potential hearing loss at more than 370 hospitals across the nation. Over 40 states either require newborns to be screened for potential hearing loss before being discharged from the hospital or require that parents be offered the opportunity to submit their newborns to hearing screens. We contract or coordinate with hospitals to provide newborn hearing screening services.

Radiology

Teleradiology. Teleradiology represents a component of the broader radiology industry. We provide teleradiology services to over 2,100 client hospitals, health systems and radiology groups across all 50 states, the District of Columbia and Puerto Rico. With over 400 U.S. board-certified and eligible radiologists currently reading images in the network, over 75% of whom are subspecialty trained, we are able to interpret over 6 million patient studies annually and process over 1.9 billion images on what we believe is the world’s largest and most advanced picture archiving and communication system (PACS). We believe that the teleradiology specialty is poised for growth and that there are numerous opportunities for cross-selling vRad’s services within MEDNAX’s existing customer base.

Radiology Physician Group Practices. We also believe that teleradiology will play a significant role in the practice of radiology in the future, and that our teleradiology services business will be a valuable asset to us as we move down the path of building a broader radiology business through the acquisition of radiology physician group practices. We believe that we bring a unique value proposition to radiology physician groups, in that we can provide not only practice support, but also teleradiology capabilities that can enhance their efficiency, provide subspecialty access and help them grow and remain competitive. In addition, we believe that radiology physician group practice physicians can complement the staffing needs for our teleradiology services business during certain times, such as nights and weekends, when they are not providing services at their practices.

Management Services Organization and Consulting Services

In addition to our national physician network, we provide services nationwide to healthcare facilities and physicians, including ours, through complementary businesses, consisting of a management services organization that specializes in full-service revenue cycle management and patient/physician connectivity software as well as consulting services company. Our management services organization provides a suite of solutions including a range of patient access and communications, full-service revenue cycle management, consulting and analytics services, billing and coding, patient responsibility, eligibility and disability, complex accounts receivable services such as workers compensation, out-of-state Medicaid eligibility and more, and mobile-first engagement and communication software for patients and providers. We provide these services to approximately 2,000 hospitals and other healthcare providers nationwide.

Our perioperative consulting company is comprised of a collaborative team of anesthesiologists, operating room nurse executives and perioperative business strategists who develop and provide solutions to streamline patient throughput, enhance anesthesia service levels, increase surgeon and patient satisfaction, decrease costs and implement strategic perioperative growth plans to hospitals and health systems.

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

Anesthesia Medicine. An estimated 50 million inpatient procedures and 35 million ambulatory procedures are performed annually in the United States. Anesthesiologists generally provide or participate in the administration of anesthetics in these procedures. According to the U.S. Census Bureau, the U.S. population continues to expand and the fastest-growing segment of the population consists of individuals over the age of 65. The growth in population and, in particular the age 65 or greater segment, has resulted in an increase in demand for surgical services and a correlating increase in demand for anesthesia services. The growth of ambulatory surgical centers and expansion of office-based procedures has also contributed to the demand for anesthesia providers. There are approximately 51,000 board certified/eligible anesthesiologists in the United States.

Pain Management. According to the American Academy of Pain Medicine, more than 75 million people suffer from pain and 15% of those who suffer from pain will consult with a pain specialist. As the population ages, we believe that the number of people suffering from acute or chronic pain will continue to increase. Lifestyle also plays an important part in the demand for pain management services. We believe that the combination of the growing population of people who suffer from pain, the lifestyle expectations of this population and the ability for patients to seek out a pain specialist without having to be referred by a physician will increase the demand for pain management services.

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

Pediatric Cardiology Medicine. Pediatric cardiologists provide inpatient and office-based cardiology care of the fetus, infant, child, and adolescent with congenital heart defects and acquired heart disease, as well as providing care to adults with congenital heart defects. We estimate that approximately one in every 110 babies is born with some form of heart defect. With advancements in care, there are approximately 1.4 million adults in the United States today living with congenital heart disease. There are approximately 2,300 board-certified pediatric cardiologists in the United States.

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

Teleradiology and Telemedicine. Teleradiology represents a component of the broader radiology industry, which comprises roughly 27,000 radiologists in the United States and total U.S. radiology revenue of approximately $18.0 billion. Within this market, teleradiology is a fast growing segment of the physician services sector. According to Transparency Market Research, the U.S. teleradiology market is expected to grow significantly over the course of the next few years, growing from a $672 million market in 2016 to a $1.2 billion market in 2019.

We believe that there are several factors prompting the shift from traditional onsite radiology services to the teleradiology model. Around-the-clock subspecialty coverage is becoming a standard of care; the idea that a general radiologist practicing in a single hospital has the ability to read all types of images is no longer prevalent. On behalf of their patients, healthcare facilities increasingly seek to have diagnostic images evaluated by radiologists who have expertise in specific subspecialty areas such as neuroradiology, cardiac imaging and trauma imaging. In addition, facilities wish to have this subspecialty service available to them immediately because timing is critical for treatment and recovery. Advances in technology now make this around-the clock expert attention possible; using remote/onsite integration and data analytics, teleradiologists can read diagnostic images from anywhere at any time and seamlessly deliver results. This not only provides the ability to determine optimal treatment decisions for the patient, but also enhances a healthcare facility’s ability to efficiently and effectively meet its patients’ needs. Since most teleradiology work is completed remotely, the pool of qualified radiologists who are subspecialty trained is significantly greater than would be available in a single geographic area.

Another key driver, we believe, is how we support forward-thinking radiology groups that are attempting to become high-performance providers in their markets. Traditionally, radiology groups have had to staff to their peak volume creating periods where they are overstaffed as volume ramps up or down. With us as a partner, radiology groups can staff to meet typical demand, as opposed to overstaffing, and leverage our solutions for additional coverage at all times, not just the overnight hours. Similarly, teleradiology coverage can be provided for other physician group staffing challenges such as physician retirement and attrition, or to provide expertise in specific subspecialty areas that may not be covered by the physicians in the practice.

Further, we believe there are broader applications across the larger telemedicine industry for the use of the proprietary technology and workflow platform utilized within our teleradiology business. Telemedicine services are well documented as high quality, safe and efficient means of expanding physician services into metropolitan and rural communities. We have begun to expand our services to provide these remote programs to our hospital partners and believe that this will become more relevant as more healthcare providers integrate remote healthcare solutions into their healthcare practices.

Physician Practice Administration. Administrative demands and cost containment pressures from a number of sources, principally commercial and government payors, make it increasingly difficult for physicians to effectively manage patient care, remain current on the latest procedures and efficiently administer non-clinical activities. As a result, we believe that physicians remain receptive to being affiliated with larger organizations that reduce administrative burdens, achieve economies of scale and provide value-added clinical research, education and quality initiatives. By relieving many of the burdens associated with the management of a subspecialty group practice, we believe that our practice administration services permit our affiliated physicians to focus on providing quality patient care and thereby contribute to improving patient outcomes, ensuring appropriate length of hospital stays and reducing long-term health system costs. In addition, our national network of affiliated physician practices, modeled around a traditional group practice structure, is managed by a non-clinical professional management team with proven abilities to achieve significant operating efficiencies in providing administrative support systems, interacting with physicians, hospitals and third-party payors, managing information systems and technologies, and complying with applicable laws, rules and regulations.

Management Services / Full-Service Revenue Cycle Management. Our management services organization is designed to help physicians and other healthcare providers better engage patients throughout the entire healthcare continuum by addressing the various challenges that they face from the complexity or reimbursement and practice coordination in today’s healthcare environment. We believe our suite of solutions sets our management services organization apart in the world of healthcare revenue cycle management. Our suite of solutions includes a range of patient access and communications, revenue cycle management, consulting and analytics services, billing and coding, patient responsibility, eligibility and disability, complex accounts receivable services such as workers compensation, out-of-state and more, and mobile-first engagement and communication software for patients and providers. By allowing our organization to step in and handle these areas, hospitals and other healthcare providers can focus on providing care to their patients without the administrative burdens.

The healthcare landscape is changing rapidly, particularly in various areas that hospitals and other healthcare providers typically have not invested in. Our solutions become even more relevant in these specific areas. For example, as patient responsibility balances continue to grow and become harder to collect, our management services organization’s unique process of patient outreach and communication, before the healthcare bills are even sent, is a proven solution to this problem that also enhances patient satisfaction. Our management services organization also helps hospitals and other healthcare providers streamline the eligibility process for Medicaid. Medicaid eligibility is not a simple process to establish, as it is different across all states and must be reestablished monthly, and is a critical function as there are millions of individuals who are eligible for Medicaid. We believe that our solutions have been positively received by our hospital and other healthcare partners, and add to the value proposition that we can deliver to address the key areas where hospitals and other healthcare providers must adapt to the changes in the business of healthcare.

OUR BUSINESS STRATEGY

Our business objective is to enhance our position as a leading provider of physician and other complementary healthcare services. The key elements of our strategy to achieve this objective are:

•

Build upon core competencies. We have developed significant administrative expertise relating to our practice physician services. We have also facilitated the development of a clinical approach to the practice of medicine among our affiliated physicians through clinical data warehouses that include research, education and quality initiatives intended to advance the practice of medicine and care, improve the quality of care provided to our patients and reduce long-term health system costs. Analysis of the data within our clinical data warehouses across our neonatology, anesthesia and other pediatric subspecialty services allows us to provide feedback to our physicians and hospital partners and to develop and implement best practices, all with the goal of improving outcomes, creating efficiencies and ensuring patient satisfaction. As healthcare organizations are expected to increasingly be held accountable for the quality and cost of the care they provide, we believe that our ability to capture this data within our clinical data warehouses adds value to our patients and our hospital and physician partners.

•

Promote same-unit and organic growth. We seek opportunities for increasing revenue from our hospital- and office-based operations. For example, our affiliated hospital-based neonatal, maternal-fetal and other pediatric physicians are well situated to, and, in some cases, provide physician services in other departments, such as pediatric emergency rooms, newborn nurseries, or in situations where immediate accessibility to specialized obstetric and pediatric care may be critical. Our hospital-based and office-based physicians continue to pursue an organic growth strategy that involves working with our hospital partners to develop integrated service programs for which we become a provider of solutions across the maternal-fetal, newborn, pediatric continuum of care. An integrated program results in a broader offering of care across our specialties and permits the extension of our service lines in our markets. We have successfully executed this organic growth strategy and market partnership in many metropolitan areas and intend to continue this growth initiative in the future. In addition, we market our capabilities to obstetricians, pediatricians and family physicians to attract referrals to our hospital-based units and our office-based practices. We also market the services of our affiliated physicians to other hospitals to attract maternal, neonatal and pediatric transport admissions. In addition, we may pursue new contractual arrangements with hospitals, including possibly through joint ventures, either where we currently provide or do not currently provide physician services.

A more recent program that we have had success developing relates to obstetric hospitalists (“OB hospitalists”). We have collaborated with hospitals to design programs for which an OB hospitalist is on site at the hospital on a shift basis to provide care for laboring patients and managing obstetrical emergencies. We believe this program is valuable to our hospital partners as the program improves patient safety in part by preventing unattended deliveries and allowing for swifter emergency treatment. An additional benefit from such a program for our hospital partners is that local obstetricians unable to attend deliveries can be confident that there are dedicated in-house obstetricians available to attend such deliveries, and they may therefore choose to deliver at hospitals with such programs.

We also continue to expand our services in telemedicine, which is the use of telecommunication and information technology in order to provide clinical healthcare at a distance. Our 2015 acquisition of vRad was a significant milestone in this rapidly evolving area of healthcare and provided us with vRad’s proprietary technology and workflow platform. Similarly, we expect that many pediatric subspecialties as well as maternal-fetal medicine, will benefit in the future from having a robust platform in telemedicine. Telemedicine services are well documented as high quality, safe and efficient means of expanding physician services into metropolitan and rural communities. We have begun to expand our services to provide these remote programs to our hospital partners. These programs enhance the standing of our hospital partners while creating another portal of entry of pediatric patients to our inpatient service lines.

Additionally, with the goal of further expanding our organic growth strategy, we are continuing the evolving process of creating and developing a national sales team to pursue opportunities across our service lines. This sales team will work with existing hospital and other healthcare partners and will also focus on building new relationships with hospitals and other service providers to which we do not currently provide services in order to offer clinical and other solutions and respond to requests for proposals. The ultimate goal is for MEDNAX to be viewed by hospitals and other partners as a multi-specialty health solutions partner and other complementary services solutions provider across all of our service lines.

•

Acquire physician practice groups. We continue to seek to expand our operations by acquiring established physician practices in our specialties which include neonatology, anesthesiology, maternal-fetal medicine and pediatric cardiology. We also pursue complementary pediatric subspecialty physician groups, such as pediatric intensivists, pediatric hospitalists, pediatric surgeons, pediatric ear, nose and throat physicians and pediatric ophthalmologists. In addition, both independently and in collaboration with our hospital partners, we are actively pursuing expansion into additional pediatric subspecialties in order to meet the needs of our hospital partners. These include groups with expertise in pediatric orthopedics and neurosurgery as well as newborn congenital heart disease. During 2016, we added 13 physician groups to our national network through acquisitions consisting of eight anesthesiology practices, two other pediatric subspecialty practices, one neonatology practice, one maternal-fetal medicine practice and one pediatric cardiology practice.

We also believe that teleradiology will play a significant role in the practice of radiology in the future and that our teleradiology services business will be a valuable asset to us as we move down the path of building a broader radiology business through the acquisition of radiology physician group practices. We believe we bring a unique value proposition to radiology physician groups, in that we can provide not only practice support, but also teleradiology capabilities that can enhance their efficiency, provide subspecialty access and help them grow and remain competitive.

•

Acquire complementary service businesses. In addition to growing our national physician practice network, we continue to expand the service offerings within our management services organization. During 2016, we acquired a national third-party receivables company that significantly expanded our capabilities through the delivery of solutions to hospitals and other medical facilities nationwide through patient-focused integrated service lines including eligibility, accounts receivable recovery and disability advocacy. We expect that the further development of our service offerings will function not only as support for our own physician practices but as a revenue generating outsourced service capability. We plan to pursue additional opportunities in order to expand our service offerings to address the evolving needs of our hospital partners and other customers while creating expanded opportunities for cross-selling our services in order to supplement our future growth.

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

•

Clinical Research. We conduct clinical research to discover ways to improve clinical care for our patients. We share our discoveries throughout the medical community through submissions to peer-reviewed literature. Recent research activity includes:

•

In neonatal medicine, our paper Understanding outliers and defining value in neonatal healthcare (The Journal of Pediatrics), discussed the complexity of defining value in critically ill neonates. Truly understanding the outcome and the cost of achieving that outcome in a neonate requires years of follow up, but defining and measuring value is of great importance as it focuses efforts on improving healthcare. Our most important observations were published in the results from our study A Multifaceted Approach to Improving Outcomes in the NICU: The 100,000 Babies Campaign (Pediatrics). From 2007 to 2013, data on more than 400,000 babies at 330 NICUs was gathered and analyzed. The campaign focused on five critical clinical practices and procedures used in neonatal care: enhancing nutrition, improving medication use, reducing central line infections, minimizing mechanical ventilation and reducing suboptimal admission temperatures. The campaign resulted in the increased use of human breast milk and the decreased use of commonly overused medications. In very low birth weight infants, mortality decreased by 22%, necrotizing enterocolitis decreased by 41%, severe retinopathy of prematurity decreased by 31%, late onset infections decreased by 54% and central line infections decreased by 56%. Implementation of a multifaceted quality improvement program that incorporated organizational change theory and automated electronic health record-based data collection and reporting resulted in major simultaneous improvements in key neonatal processes and outcomes. We have continued our collaboration with neonatal health care providers who want to solve important clinical questions using our clinical data warehouse and this has resulted in an additional 17 papers published in peer reviewed journals during 2016.

•

In maternal-fetal medicine, our affiliated physicians completed two multicenter studies during 2016, the results of which are expected to be published in the first half of 2017. The first study, A multicenter prospective study of neonatal outcomes at less than 32 weeks associated with reasons for maternal admission and delivery, includes over 1,000 mother baby pairs and is intended to determine if the reason for admission and delivery has an association with neonatal mortality and complication of prematurity. The second study, The Impact of cfDNA (NIPT) testing on the frequency of invasive procedures in a geographically diverse private network, evaluated more than 3,000 mothers. Data included all singleton gestations undergoing specific diagnostic tests during a certain period and comparing them to a study group derived from seven maternal-fetal practices in 16 clinics. Results from this geographically diverse population demonstrated a dramatic reduction in the number of invasive procedures accompanied by a marked increase in the number of positive results per procedure which should translate into a substantial decrease in losses and complications across a large population. Additional maternal-fetal medicine trials are currently underway.

•

Our pediatric cardiology research continues to rapidly develop. Our groups are currently evaluating the role of newborn screening for congenital cardiac disease in collaboration with many of our neonatology practices. This study completed enrollment of more than 6,000 infants and analysis of the results is underway with the expectation of being completed during 2017. We have already recognized that screening at very high altitudes can be problematic, and we expect several other pivotal observations to come out of this important work. In addition, a study that examines the relationship between long QTc Syndrome and both unilateral and bilateral sensorineural hearing loss is underway. Many of our pediatric cardiology practices are involved in a variety of important collaborative research studies as part of both regional and national projects. Among these projects is our involvement in a decade long multicenter partnership with other children’s hospitals, funded by the American Heart Association, assessing health related quality of life outcomes in children with congenital and acquired heart disease. Our cardiology team is a member of the prestigious Pediatric Heart Network, a subsidiary of the National Heart Lung Blood Institute, an organization that evaluates the use of certain drugs following surgical procedures for children with complex congenital heart defects in order to improve exercise performance.

•

In anesthesiology, we both conduct and support clinical research across a spectrum of clinical efficacy, quality, therapeutic and device investigations, all with the goal of bringing better care to our patients. Our findings are shared throughout the medical community through peer-reviewed literature, presentation at national medical meetings and through educational venues. Our anesthesiology practices are currently engaged in more than 50 clinical trials in a variety of specialty areas across eight states. These range from anesthesia investigator initiated to quality/hospital database inquiry to industry-sponsored trials. We use our quality initiative tool, Quantum, to assess quality metrics and provide feedback to our clinicians. This database currently has over 1,000,000 audited patient encounters that enable us to illustrate and investigate best practices in anesthesia care in community based healthcare systems. Papers utilizing data from Quantum have been published while others are in submission, and clinical trial results are now being accepted for publication. In addition, multiple presentations, some using abstracts from published papers, were given at national, regional and local meetings. We are well positioned to attract clinical trial sponsors, given our rich patient base and our pool of physician investigators.

•

In radiology, we have developed data analytic capabilities utilizing the radiology studies within our extensive database to evaluate information and provide evidence-based insights to key decision makers at healthcare systems regarding imaging utilization and clinical outcomes. Our radiology data provides us the ability to analyze disparate data and synthesize this into actionable findings. Through the use of this data, we have the insight to measure and demonstrate clinical quality, value and performance to our customers and third-party payors.

•

We also continue to publish research based on data from our clinical information systems, our clinical trials, and from our individual practice efforts. In 2016, more than 60 papers were published as a result of this research addressing many different areas of neonatal, anesthesiology, maternal-fetal, and pediatric cardiology care with more data under review for publication. Our neonatal clinical data warehouse has also remained a major reference source at a national level, and continued to be highlighted and cited in several publications, as well as in numerous national forums and presentations during 2016. Our neonatal clinical data warehouse now has accumulated clinical information from more than 1.2 million infants and more than 22 million patient days and is frequently used in collaboration with universities and government agencies.

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

For anesthesia care, through our quality initiative tool, we measure and assess certain performance, quality, outcome, and patient satisfaction metrics. Our performance metrics, including efficiency and timeliness are crucial in improving the patient experience of care, optimizing the use of healthcare resources and controlling healthcare costs. An example is the decrease in post-anesthesia care unit length of stay due to the use of a protocol designed to significantly decrease nausea and vomiting after anesthesia. Our quality metrics are analyzed to include standard clinical outcome reporting, trend analysis and threshold performance, all of which are provided to our individual physicians. The quality committees and medical directors of the practices manage quality improvement programs and drive best practices that are adapted to the needs of the local care setting. Patient satisfaction is measured in the postoperative period to assess overall satisfaction, specific outcomes of anesthetic procedures and to understand the patient perception of quality of care. The Quantum Quality Tool was acknowledged for its excellence by CMS as it was certified as a Qualified Clinical Data Registry (“QCDR”) that will now be used to report quality metrics for over 2,500 clinicians to our government. There are only five QCDRs in the country certified by CMS for anesthesiology.

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

In addition, we have created a NICU patient safety program based on the concepts of HRO that began a wide scale “train the trainer” program in 2016 in order to more efficiently and effectively spread and implement the principles of patient safety, teamwork and communication to foster our safety culture.

•

Continuing Medical Education. We also make extensive physician continuing medical education and continuing nursing education resources available to our affiliated clinicians in an effort to ensure that they have access to current treatment methodologies. As an accredited provider for clinicians, we offer live continuing medical education through what we believe is one of the premier conferences in neonatal medicine—NEO: The Conference for Neonatology. In 2016, we also held our Specialty Review in Neonatology course, which provides a broad review of the entire subspecialty of neonatal medicine. These two meetings, each held annually, had more than 1,000 attendees in 2016. In addition to live educational opportunities, we also offer online education through “Pediatrix University—A University Without Walls®,” an interactive educational website, which we continue to enhance with live presentations that are recorded at our various in person conferences. In anesthesiology, ongoing medical education is crucial to our clinicians in order for them to stay abreast of the latest techniques, procedures, therapies and devices used in the perioperative period and to drive evidence-based best practices, guidelines, checklists and protocols. We accomplish this through a variety of formats including web-based and traditional meeting-based medical education. Our meeting-based medical education focuses on medical knowledge but also provides an opportunity for clinical skills workshops. Simulation has become increasingly important to support a variety of efforts including critical event scenarios, teamwork practice and maintenance of certification in anesthesia.

We believe that these initiatives have been enhanced by our integrated national presence together with our clinical and management information systems, which are an integral component of our clinical research and education activities. See “Our Information Systems.”

PHYSICIAN PRACTICE GROUP ADMINISTRATION

We provide multiple administrative services to support the practice of medicine by our affiliated physicians and improve operating efficiencies of our affiliated practice groups.

•

Unit Management. A senior physician practicing medicine in each neonatal, anesthesia, pediatric intensivist, maternal-fetal, pediatric cardiology and other subspecialty practice that we manage acts as the medical director for that practice. Each medical director is responsible for the overall management of his or her practice, including staffing and scheduling, quality of care, professional discipline, utilization review, coordinating physician recruitment and monitoring of the financial success within the practice. Medical directors also serve as a liaison with hospital administration, other physicians and the community.

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

•

Recruiting and Credentialing. We have significant experience in locating, qualifying, recruiting and retaining experienced physicians. We maintain an extensive nationwide database of neonatologists, maternal-fetal medicine physicians, anesthesiologists and other pediatric subspecialty physicians and are working to develop such a database for radiologists. Our medical directors and physician leaders play a central role in the recruiting and interviewing process before candidates are introduced to other practice group physicians and hospital administrators. We verify the credentials, licenses and references of all prospective affiliated physician candidates. In addition to our database of physicians, we recruit nationally through trade advertising, referrals from our affiliated physicians and attendance at conferences.

•

Billing, Collection and Reimbursement. We assume responsibility for assisting our affiliated physicians with contracting with third-party payors. We are responsible for billing, collection and reimbursement for services rendered by our affiliated physicians. In all instances, however, we do not assume responsibility for charges relating to services provided by hospitals or other physicians with whom we collaborate. Such charges are separately billed and collected by the hospitals or other physicians. We provide our affiliated physicians with a training curriculum that emphasizes detailed documentation of and compliant coding protocols for all procedures performed and services provided, and we provide comprehensive internal auditing processes, all of which are designed to achieve compliant coding, billing and collection of revenue for physician services. Generally, our billing and collection operations are conducted from our business offices located across the United States and in Puerto Rico, as well as our corporate offices.

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

•

Compliance. We provide a multi-faceted compliance program that is designed to assist our affiliated practice groups in understanding and complying with the increasingly complex laws, rules and regulations that govern the provision of healthcare services.

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

•

Clinical Data Warehouse. BabySteps enables our affiliated practices to capture a consistent set of clinical information about the patients who we treat. We de-identify and transfer information from our electronic health records that reside in BabySteps to our “clinical data warehouse” that since inception has accumulated clinical information from more than 22 million daily progress records relating to over 1.2 million neonatal health records. With comprehensive reporting tools, our physicians are able to use this information to benchmark outcomes, enhance clinical decision-making and advance best practices at the bedside. Using a variety of clinical performance markers, our de-identified data warehouse also helps us track medication and procedure interactions, link treatments to outcomes and identify opportunities to enhance patient outcomes. Our clinical data warehouse also helps us to identify prospective clinical trials and continuous quality improvement initiatives.

•

Quantum®. Quantum Clinical Navigation Systems (“Quantum”) is the quality metric acquisition and database tool that is being implemented throughout our anesthesiology physician practices. Quantum collects patient level data in real time through the continuum of care and includes over 1 million audited patient encounters. Over 80 quantifiable metrics assess patient satisfaction, efficiency, physician performance and quality indicators. The data is then stored, analyzed and reported to physicians and hospitals. Our clinicians use the data, along with evidence-based medicine, to develop and implement best practices and standard operating procedures, for educational programs and for providing quality metrics to our hospital partners, all with the goal of improving outcomes and efficiency and ensuring patient satisfaction. In 2015, Quantum was certified by CMS as a Qualified Clinical Data Registry (“QCDR”), a reporting mechanism available for the Physician Quality Reporting System, the former CMS program initiated to promote reporting of quality measures. In 2016, we significantly increased the acquisition, data-basing and use of quality data as all of our anesthesiology clinicians are currently reporting quality metrics for almost 2 million patient encounters that are managed within the Quantum QCDR. As part of the annual CMS QCDR self-nomination process, MEDNAX expanded its QCDR inventory for 2017 to also include measures relevant to radiology and interventional pain management in addressing the CMS requirements for the Merit-Based Incentive Payment System.

•

Nextgen®. We have licensed the Nextgen Electronic Medical Record (“EMR”) and Electronic Patient Management (“EPM”) system for our office-based physicians to record clinical documentation related to their patients and manage the revenue cycle for our office-based practices. This system has the ability to provide benefits to our office-based practices that are similar to what BabySteps provides to our neonatology practices, including decision trees to assist physicians with the selection of compliant billing codes, promotion of consistent documentation, and data for research and education. We are continuing the process of implementing EMR and EPM in all of our office-based maternal-fetal and pediatric cardiology practices. The version of our Nextgen system currently being used has been certified as a Complete Electronic Health Record system by the Certification Commission for Health Information Technology, in accordance with the applicable certification criteria adopted by the Secretary of Health and Human Services that support the Stage 1 meaningful use measures required to qualify eligible providers and hospitals for funding under the American Recovery and Reinvestment Act (“ARRA”).

•

eCCAP. Our electronic charge capture system is used to appropriately record and bill for pediatric intensive care clinicians, hospitalist clinicians and other clinical care providers. We also use administrative data derived from this system to drive quality assurance and quality improvement programs.

•

Teleradiology Clinical Data Warehouse. Our extensive database of aggregated and normalized radiology studies powers our sophisticated analytic tool. Our analytic tool provides evidence-based insights to our own practice and to key decision makers at hospitals and healthcare systems, as well as to onsite radiology groups regarding optimal staffing, imaging utilization and clinical outcomes, all to help them more efficiently manage their radiology service lines and practices. Our analytic tool is relevant for both hospitals trying to better manage costs and improve operating efficiencies, as well as to radiology groups trying to demonstrate value in an increasingly challenging and evolving healthcare reimbursement environment. Our analytic tool provides us the opportunity to be considered as a strategic partner to both existing and new clients who rely on our insight to efficiently manage their radiology service lines and practices.

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

Hospitals and Other Customers

Our relationships with our hospital partners and other customers are critical to our operations. Hospitals control access to their units and operating rooms through the awarding of contracts and hospital privileges. We have been retained by approximately 520 hospitals to staff and manage clinical activities within specific hospital-based units and other departments. Our affiliated physicians are important components of obstetric, pediatric and surgical services provided at hospitals. Our hospital-based focus enhances our relationships with hospitals and creates opportunities for our affiliated physicians to provide patient care in other areas of the hospital. For example, our physicians may provide care in emergency rooms, nurseries, intensive care units and other departments where access to specialized obstetric, pediatric and anesthesia care may be critical. Our hospital partners benefit from our expertise in managing critical care units and other settings staffed with physician specialists, including managing variable admission rates, operating costs, complex reimbursement systems and other administrative burdens. We work with our hospital partners to enhance their reputation and market our services to referring physicians within the communities served by those hospitals. We also provide radiology physician services to hospitals and other physician groups. In addition, our affiliated physicians work with our hospital partners to develop integrated services programs for solutions within the services we provide. Integrated programs provide our hospital partners and us with incremental growth and result in a broader spectrum of care across our specialties and permit us to extend our patient service lines into our existing markets. Our relationships with our hospital partners are continually evolving with the goal of being viewed by them as a solutions provider across all of our specialties.

Under our contracts with hospitals, we have the responsibility to manage, in many cases exclusively, the provision of physician services for hospital-based units, such as NICUs, and other hospital settings. We typically are responsible for billing patients and third-party payors for services rendered by our affiliated physicians separately from other related charges billed by the hospital or other physicians to the same payors. Some of our hospital contracts require hospitals to pay us administrative fees. Some contracts provide for fees if the hospital does not generate sufficient patient volume in order to guarantee that we receive a specified minimum revenue level. We also receive fees from hospitals for administrative services performed by our affiliated physicians providing medical director services at the hospital. Administrative fees accounted for 8.5% of our net revenue during 2016. Some of our contracts with hospitals require us to indemnify them and their affiliates for losses resulting from the negligence of our affiliated physicians. Our hospital contracts typically have terms of one to three years which can be terminated without cause by either party upon prior written notice, and renew automatically for additional terms of one to three years unless terminated early by any party. While we have in most cases been able to renew these arrangements, hospitals may cancel or not renew our arrangements, or reduce or eliminate our administrative fees in the future.

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

Medicaid programs, which are jointly funded by the federal government and state governments, pay for medical and health-related services for certain categories of individuals and families generally who have low incomes or disabilities. Medicaid programs can be either standard fee-for-service payment programs or managed care programs in which states have contracted with health insurance companies to run local or state-wide health plans with features similar to health maintenance organizations. Our compensation rates under standard fee-for-service Medicaid programs are established by state governments and are not negotiated. Although Medicaid rates vary across the states, these rates are generally much lower in comparison to private-sector health plan rates. Rates under Medicaid managed care programs typically are negotiated, but are also much lower in comparison to private-sector health plan rates.

The Affordable Care Act (“ACA”) allows states to expand their Medicaid programs to enroll more individuals through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historical eligibility levels to 133% of the federal poverty level. To date, only 31 states and the District of Columbia have expanded Medicaid eligibility to cover this additional low income patient population. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household income is at or below 133% of the federal poverty level. In light of changes to the ACA, some of these states may eliminate, reduce or otherwise modify expanded enrollment eligibility. See Item 1A. Risk Factors —“State budgetary constraints and the uncertainty over the future Medicaid expansion could have an adverse effect on our reimbursement from Medicaid programs” and “The ACA and potential changes to it may have a significant effect on our business.”

Medicare is a health insurance program primarily for individuals 65 years of age and older, younger individuals with certain disabilities and individuals with end-stage renal disease. The program is available without regard to income or assets (with means-tested premiums for beneficiaries with relatively high incomes) and offers beneficiaries different ways to obtain their medical benefits. The most common option selected today by Medicare beneficiaries is the traditional fee-for-service payment system. The other options include managed care, preferred provider organizations, private fee-for-service and specialty plans. Medicare compensation rates are generally much lower in comparison to private-sector health plans. Because we provide anesthesia services to a wide array of patients, including Medicare beneficiaries, a portion of our patients’ services are reimbursed by Medicare.

In order to participate in government programs, we and our affiliated practices must comply with stringent and often complex standards, including enrollment and reimbursement requirements. Different states also impose varying standards for their Medicaid programs. See “Government Regulation—Government Reimbursement Requirements.”

We also receive compensation pursuant to contracts with commercial payors that offer a wide variety of health insurance products, such as health maintenance organizations, preferred provider organizations and exclusive provider organizations that are subject to various state laws and regulations, as well as employer-sponsored coverage subject to federal Employee Retirement Income Security Act (“ERISA”) requirements. We seek to secure mutually agreeable contracts with payors that enable our affiliated physicians to be listed as in-network participants within the payors’ provider networks. We generally contract with commercial payors through our affiliated professional contractors. Subject to applicable laws, rules and regulations, the terms, conditions and compensation rates of our contracts with commercial third-party payors are negotiated and often vary across markets and among payors. In some cases, we contract with organizations that establish and maintain provider networks and then rent or lease such networks to the actual payor. Our contracts with commercial payors typically provide for discounted fee-for-service arrangements and grant each party the right to terminate the contracts without cause upon prior written notice. In addition, these contracts generally give commercial payors the right to audit our billings and related reimbursements for professional and other services provided by or through our affiliated physicians.

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

Our business corporations and affiliated professional contractors employ or contract with physicians to provide clinical services in certain states and Puerto Rico. In most of our affiliated practice groups, each physician has entered into an employment agreement with us or one of our affiliated professional contractors providing for a base salary and incentive bonus eligibility and typically having a term of three to seven years. We are typically responsible for billing patients and third-party payors for services rendered by our affiliated physicians and, with respect to services provided in a hospital, separately from other charges billed by hospitals to the same payors. Each physician must hold a valid license to practice medicine in the state in which he or she provides patient care and must become a member of the medical staff, with appropriate clinical privileges, at each hospital at which he or she practices. Substantially all the physicians employed by us or our affiliated professional contractors have agreed not to compete within a specified geographic area during employment and for a certain period after termination of employment. Although we believe that the non-competition covenants of our affiliated physicians are reasonable in scope and duration and therefore enforceable under applicable state laws, we cannot predict whether a court or arbitration panel would enforce these covenants in any particular case. Our hospital contracts also typically require that we and the physicians performing services maintain minimum levels of professional and general liability insurance. We negotiate those policies and contract and pay the premiums for such insurance on behalf of the physicians.

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

Hospitals control access to their NICUs and operating rooms by awarding contracts and hospital clinical privileges, and our relationships with our hospital partners are critical to our operations. Because our operations consist primarily of physician services provided within hospital-based units, we compete with others for contracts with hospitals to provide services. We also compete with hospitals themselves to provide such services. Hospitals may employ neonatologists or anesthesiologists directly or contract with other physician groups to provide services either on an exclusive or non-exclusive basis. A hospital not otherwise competing with us may begin to do so by opening a new NICU or operating facility, expanding the capacity of an existing NICU, adding operating room suites or, in the case of neonatal services, upgrading the level of its existing NICU. If the hospital chooses to do so, it may award the contract to operate the relevant facility to a competing group or company from within or outside the surrounding community. Our contracts with hospitals generally provide that they may be terminated without cause upon prior written notice.

In addition, we compete in our other service lines such as teleradiology with other teleradiology service providers where costs to provide services may be lower and turnaround times may be faster. We also compete directly with hospitals themselves as they may consider reading images with their own employed radiologists rather than outsource those reads to our affiliated radiologists.

The healthcare industry is highly competitive. Companies in other segments of the industry as well as healthcare-focused and other private equity firms, some of which have financial and other resources greater than ours, may become competitors in providing neonatal, anesthesia, maternal-fetal and other pediatric subspecialty care.

GOVERNMENT REGULATION

The healthcare industry is governed by a framework of federal and state laws, rules and regulations that are extensive and complex and for which, in many cases, the industry has the benefit of only limited judicial and regulatory interpretation. The resources and costs required to comply with these laws, rules and regulations are high. If we or one of our affiliated practice groups or service businesses is found to have violated these laws, rules or regulations, our business, financial condition and results of operations could be materially, adversely affected. The ACA made numerous changes that are having the effect of reshaping the United States healthcare delivery system. Further healthcare reform, including potential repeal of or changes to the ACA, continues to attract significant legislative interest, legal challenges, regulatory and compliance requirements, new approaches and public attention that create uncertainty and the potential for additional changes. Healthcare reform implementation, additional legislation or regulations, and other changes in government policy or regulation may affect our reimbursement, restrict our existing operations, limit the expansion of our business or impose additional compliance requirements and costs, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. See Item 1A. Risk Factors —“The ACA and potential changes to it may have a significant effect on our business.”

Licensing and Certification

Each state imposes licensing requirements on individual physicians and clinical professionals, and on facilities operated or utilized by healthcare companies like us. Many states require regulatory approval, including certificates of need, before establishing certain types of healthcare facilities, offering certain services or expending amounts in excess of statutory thresholds for healthcare equipment, facilities or programs. We and our affiliated physicians are also required to meet applicable Medicare provider requirements under federal laws, rules and regulations and Medicaid provider requirements under federal and state laws, rules and regulations.

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

There are a variety of other types of federal and state fraud and abuse laws, including laws authorizing the imposition of criminal, civil and administrative penalties for submitting false or fraudulent claims for reimbursement to government healthcare programs. These laws include the civil False Claims Act (“FCA”), which prohibits the submission of, or causing to be submitted, false claims to GHC Programs, including Medicare, Medicaid, TRICARE (the program for military dependents and retirees), the Federal Employees Health Benefits Program, and insurance plans purchased through the ACA insurance exchanges. Substantial civil fines and multiple damages, along with other remedies, including exclusion from GHC Programs, can be imposed for violating the FCA. Furthermore, proving a violation of the FCA requires only that the government show that the individual or company that submitted or caused to be submitted an allegedly false claim acted in “reckless disregard” or in “deliberate ignorance” of the truth or falsity of the claim or with “willful disregard,” notwithstanding that there may have been no specific intent to defraud the government program and no actual knowledge that the claim was false (which typically are required to be shown to sustain a criminal conviction). The FCA also applies to the improper retention of identified overpayments and includes “whistleblower” provisions that permit private citizens to sue a claimant on behalf of the government and thereby share in the amounts recovered under the law and to receive additional remedies. In recent years, many cases have been brought against healthcare companies by such “whistleblowers,” which have resulted in judgments or, more often, settlements involving substantial payments to the government by the companies involved. It is anticipated that the number of such actions against healthcare companies will continue to increase with the enactment or enhancement of a growing number of state false claims acts, certain amendments to the FCA and enhanced government enforcement.

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

Government Reimbursement Requirements

In order to participate in the Medicare program and in the various state Medicaid programs, we and our affiliated physician practices must comply with stringent and often complex enrollment and reimbursement requirements. Moreover, different states impose varying standards for their Medicaid programs. While our compliance program requires that we and our affiliated physician practices adhere to the laws, rules and regulations applicable to the government programs in which we participate, our failure to comply with these laws, rules and regulations could negatively affect our business, financial condition and results of operations. See “Government Regulation—Fraud and Abuse Provisions,” “Government Regulation—Compliance Program,” “Government Investigations” and “Other Legal Proceedings,” and Item 1A. Risk Factors—“Government-funded programs, private insurers or state laws and regulations may limit, reduce or make retroactive adjustments to reimbursement amounts or rates,” “We may become subject to billing investigations by federal and state government authorities” and “The healthcare industry is highly regulated, and government authorities may determine that we have failed to comply with applicable laws, rules or regulations.”

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

Antitrust

The healthcare industry is subject to close antitrust scrutiny. The Federal Trade Commission (“FTC”), the Antitrust Division of the DOJ and state Attorneys General all actively review and, in some cases, take enforcement action against business conduct and acquisitions in the healthcare industry. Private parties harmed by alleged anticompetitive conduct can also bring antitrust suits. Violations of antitrust laws may be punishable by substantial penalties, including significant monetary fines, civil penalties, criminal sanctions, consent decrees and injunctions prohibiting certain activities or requiring divestiture or discontinuance of business operations. Any of these penalties could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

Compliance Program

We maintain a compliance program that includes the established elements of an effective program and reflects our commitment to complying with all laws, rules and regulations applicable to our business and that meets our ethical obligations in conducting our business (the “Compliance Program”). We believe our Compliance Program provides a solid framework to meet this commitment and our obligations as a provider of healthcare services, including:

•	a Chief Compliance Officer who reports to the Board of Directors on a regular basis;

•	a Compliance Committee consisting of our senior executives;

•	a formal internal audit function, including a Senior Director of Internal Audit who reports to the Audit Committee on a regular basis;

•	our Code of Conduct, which is applicable to our employees, independent contractors, officers and directors;

•	our Code of Professional Conduct—Finance, which is applicable to our finance personnel, including our Chief Executive Officer, Chief Financial Officer and Treasurer and Chief Accounting Officer;

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

EMPLOYEES AND PROFESSIONALS UNDER CONTRACT

In addition to the over 3,600 practicing physicians affiliated with us as of December 31, 2016, we employed or contracted with approximately 3,615 other clinical professionals and approximately 7,400 other full-time and part-time employees.

GEOGRAPHIC COVERAGE

We provide physician services across all 50 states, the District of Columbia and Puerto Rico. In addition, through our complementary service businesses, we provide full service revenue cycle management and consulting services to healthcare facilities and physicians nationwide. During 2016, approximately 51% of our net revenue was generated by operations in our five largest states. Our operations in Texas accounted for approximately 19% of our net revenue for the same period. Although we continue to seek to diversify the geographic scope of our operations, primarily through acquisitions of physician group practices, we may not be able to implement successfully or realize the expected benefits of any of these initiatives. Adverse changes or conditions affecting states in which our operations are concentrated, such as healthcare reforms, changes in laws, rules and regulations, reduced Medicare or Medicaid reimbursements, an increase in the income level required to qualify for government healthcare programs or government investigations, may have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

Our operations and performance depend significantly on economic conditions. Economic conditions in the United States have gradually improved since the economic downturn of several years ago. During the year ended December 31, 2016, the percentage of our patient service revenue being reimbursed under GHC Programs increased slightly as compared to the year ended December 31, 2015. We could experience additional shifts toward GHC Programs, and patient volumes could decline if the U.S. economy does not continue to improve or if economic conditions deteriorate. Adverse economic conditions could also lead to additional increases in the number of unemployed and under-employed workers and a decline in the number of private employers that offer healthcare insurance coverage to their employees. Employers that do offer healthcare coverage may increase the required contributions from employees to pay for their coverage and increase patient responsibility amounts. In addition, certain private payors’ poor experience with the healthcare insurance exchanges and uncertainty around the future of the ACA and healthcare insurance exchanges may result in those payors exiting the healthcare insurance exchange marketplaces or the cessation of the healthcare insurance exchanges. As a consequence, the number of patients who participate in GHC Programs or who are uninsured or underinsured could increase. Payments received from GHC Programs are substantially less than payments received from private healthcare insurance programs (managed care and other third-party payors). Payments under policies issued through the healthcare insurance exchanges may be less than payments from private healthcare insurance programs and in some cases, patients’ responsibility for costs related to healthcare plans obtained through the healthcare insurance exchanges may be high and could increase in the future, and we may experience increased bad debt due to patients’ inability to pay for certain services. A payor mix shift from private healthcare insurance programs to GHC Programs or to healthcare insurance exchanges may result in an increase in our estimated provision for contractual adjustments and uncollectibles and a corresponding decrease in our net revenue, as well as a significant reduction in our average reimbursement rates.

State budgetary constraints and the uncertainty over the future of Medicaid could have an adverse effect on our reimbursement from Medicaid programs.

Congress and the new Administration have expressed interest in repealing the ACA and substantially reforming the Medicaid program. In doing so, Congress may repeal the provisions of the ACA that encouraged states to expand Medicaid eligibility to more adults, including additional federal matching funds that enabled states to do so. The ACA allowed states to expand their Medicaid programs through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historic eligibility levels to 133% of the federal poverty level. As of December 31, 2016, 31 states and the District of Columbia implemented the expansion of Medicaid eligibility. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household incomes are at or below 133% of the federal poverty level. If states that expanded Medicaid reduce or eliminate eligibility for certain individuals, the number of patients who are uninsured could increase. Some states may seek to maintain expanded eligibility and to do so could offset the cost by further reducing payments to providers of services. In some states, we could experience delayed or reduced Medicaid payment for services furnished to program enrollees.

Congress is also considering enacting substantial reforms to Medicaid law to grant states more autonomy and discretion to design Medicaid programs. These changes, if enacted, could reduce or eliminate eligibility for certain individuals, or allow states to reduce payments to providers of services. As a result, in some states, we could experience an increase in the number of uninsured patients and delayed or reduced Medicaid payment for services furnished to program enrollees.

In addition, many states are continuing to collect less tax revenue than they did historically and as a consequence continue to face budget shortfalls and underfunded pension and other obligations. Although shortfalls have been declining in more recent budgetary years, they are still significant by historical standards. The financial condition of the states in which we do business could lead to reduced or delayed funding for Medicaid programs and, in turn, reduced or delayed reimbursement for physician services, which could adversely affect our results of operations, cash flows and financial condition.

The birth rate in the United States may decline.

Final birth data for 2015 indicate that total births in the United States remained relatively flat compared to 2014. Although the provisional data for the full year of 2016 is not yet available, we expect that birth trends have not materially changed. However, future declines in births are possible and could have an adverse effect on our patient volumes, net revenue, results of operations, cash flows and financial condition.

The ACA and potential changes to it may have a significant effect on our business.

The ACA contains a number of provisions that have affected us and, absent amendment or repeal, may continue to affect us over the next several years. These provisions include the establishment of health insurance exchanges to facilitate the purchase of qualified health plans, expanded Medicaid eligibility, subsidized insurance premiums and additional requirements and incentives for businesses to provide healthcare benefits. Other provisions have expanded the scope and reach of FCA and other healthcare fraud and abuse laws. Moreover, we could be affected by potential changes to various aspects of the ACA, including insurance mandates, subsidies, healthcare insurance marketplaces and Medicaid expansion.

The ACA remains subject to continuing legislative scrutiny, including efforts by the Republican-controlled Congress and the new Administration to amend or repeal a number of its provisions, as well as administrative actions delaying the effectiveness of key provisions. If the ACA is repealed or substantially modified, or if implementation of certain aspects of the ACA are delayed, such repeal, modification or delay may impact our business, financial condition, results of operations, cash flows and the trading price of our securities. We are unable to predict the impact of any repeal, modification or delay in the implementation of the ACA on us at this time.

In addition to the potential impacts to the ACA under the new Administration, there could be more sweeping changes to GHC Programs such as a change in the structure of Medicaid by converting it into a block grant or instituting “per capita caps,” which could eliminate the guarantee that everyone who is eligible and applies for benefits would receive them and could potentially give states sweeping new authority to restrict eligibility, cut benefits and make it more difficult for people to enroll.

The ACA also contains numerous other measures that could also affect us. For example, payment modifiers have been developed that differentiate payments to physicians under federal healthcare programs based on quality and cost of care. In addition, other provisions authorize voluntary demonstration projects relating to the bundling of payments for episodes of hospital care and the sharing of cost savings achieved under the Medicare program. As directed by the ACA, CMS also has established a Medicare Shared Savings Program (“MSSP”) that allows physicians, hospitals and other healthcare providers to coordinate care for Medicare beneficiaries through Accountable Care Organizations (“ACOs”). ACOs are entities consisting of healthcare providers and suppliers organized to deliver services to Medicare beneficiaries and eligible under the MSSP to receive a share of any cost savings the entity can achieve by delivering services to those beneficiaries at a cost below a set baseline and based upon established quality of care standards. CMS also has developed a number of voluntary and mandatory demonstration programs that shift payment risk to providers. We will continue to evaluate the impact of the MSSP and these voluntary and mandatory demonstration programs on our business and operations.

As a result, we ultimately cannot predict with any assurance the ultimate effect of the ACA, changes to the ACA or repeal of the ACA on our Company, nor can we provide any assurance that the remaining form of the

ACA will not have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. Further, any fiscal tightening impacting GHC Programs or changes to the structure of any GHC Programs could have a material adverse effect on our financial condition, results of operations, cash flows and the trading price of our securities.

Expanding eligibility of government-sponsored programs could adversely affect our reimbursement.

In February 2009, Congress reauthorized the Children’s Health Insurance Program (“CHIP”) through September 2013 and expanded its eligibility coverage. Congress extended the reauthorization through September 2017. Further expansion of CHIP eligibility and the ACA’s expansion of Medicaid coverage could cause patients who otherwise would have participated in private healthcare insurance programs to participate in GHC Programs. Additional reform efforts, as well as amendment or repeal of the ACA, could change the eligibility requirements for Medicaid and for other GHC Programs, including CHIP, and could increase the number of patients who participate in such programs or the number of uninsured patients. Payments received from government-sponsored programs are substantially less than payments received from private healthcare insurance programs (managed care and other third-party payors). A shift in the mix of our payors from private healthcare insurance programs to government payors may result in an increase in our estimated provision for contractual adjustments and uncollectibles and a corresponding decrease in our net revenue, as well as a significant reduction in our average reimbursement rates. Additionally, if Congress does not act to extend CHIP, or if Congress extends CHIP but substantially alters the current program, we could be adversely affected if children in states where we do business lose Medicaid coverage or payments for services furnished to these children are delayed or reduced.

Government-funded programs, private insurers or state laws and regulations may limit, reduce or make retroactive adjustments to reimbursement amounts or rates.

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

In addition, our agreements with certain third-party payors may be terminated for various reasons, requiring us to seek reimbursement as an out-of-network provider. In the event we attempt to balance-bill patients, we may be limited in our ability to do so by certain state laws and regulations. As these laws and regulations continue to develop in certain states, it could incentivize certain third-party payors to terminate agreements as a business strategy which could lower overall reimbursement to providers. Any reductions in reimbursement amounts could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

Medicare pays for most physician services based upon a national service-specific fee schedule. In 2015, Congress enacted the Medicare Access and CHIP Reauthorization Act (“MACRA”), legislation under which physicians must choose to participate in one of two payment formulas, Merit-Based Incentive Payment System (“MIPS”) or Alternative Payment Models (“APMs”). Beginning in 2019, MIPS will allow eligible physicians to receive incentive payments from Medicare based on the achievement of certain quality and cost metrics, among other measures, and be reduced for those who are underperforming against those same metrics and measures. As an alternative, physicians can choose to participate in an Advanced APM. Advanced APMs are exempt from the MIPS requirements, and physicians who are meaningful participants in APMs will receive bonus payments from Medicare pursuant to the law. We will continue to operationalize the provisions of MACRA and assess any further changes to the law or additional regulations enacted pursuant to the law. At this time we cannot predict the ultimate effect that these changes will have on us, nor can we provide any assurance that these changes will not have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

We may become subject to billing investigations by federal and state government authorities.

Federal and state laws, rules and regulations impose substantial penalties, including criminal and civil fines, monetary penalties, exclusion from participation in government healthcare programs and imprisonment, on entities or individuals (including any individual corporate officers or physicians deemed responsible) that fraudulently or wrongfully bill government-funded programs or other third-party payors for healthcare services. CMS requires states to maintain a Medicaid Recovery Audit Contractor (“RAC”) program. States are required to contract with one or more eligible Medicaid RACs to review Medicaid claims for any overpayments or underpayments, and to recoup overpayments from providers on behalf of the state. In addition, federal laws, along with a growing number of state laws, allow a private person to bring a civil action in the name of the government for false billing violations. See Item 1. Business—“Government Regulation—Fraud and Abuse Provisions.” Moreover, the new Administration has expressed a desire to increase scrutiny of providers and payments for services to further minimize fraud and abuse of the program. We believe that audits, inquiries and investigations from government agencies will occur from time to time in the ordinary course of our business, which could result in substantial costs to us and a diversion of management’s time and attention. New regulations and heightened enforcement activity also could materially affect our cost of doing business and our risk of becoming the subject of an audit or investigation. We cannot predict whether any future audits, inquiries or investigations, or the public disclosure of such matters, likely would have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. See Item 1. Business—“Government Investigations.”

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

If we are alleged to not comply with existing or new laws, rules and regulations related to PHI we could be subject to litigation and to sanctions that include monetary fines, civil or administrative penalties, civil damage awards or criminal penalties.

Government authorities or other parties may assert that our business practices violate antitrust laws.

The healthcare industry is subject to close antitrust scrutiny. The FTC, the Antitrust Division of the DOJ and state Attorneys General all actively review and, in some cases, take enforcement action against business conduct and acquisitions in the healthcare industry. Private parties harmed by alleged anticompetitive conduct can also bring antitrust suits. Violations of antitrust laws may be punishable by substantial penalties, including significant monetary fines, civil penalties, criminal sanctions, and consent decrees and injunctions prohibiting certain activities or requiring divestiture or discontinuance of business operations. Any of these penalties could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

Our affiliated physicians and third-party contractors may not appropriately record or document services that they provide.

Our affiliated physicians are responsible for appropriately recording and documenting the services that they provide. We use this information to seek reimbursement for their services from third-party payors. In addition, we utilize third-party contractors to perform certain revenue cycle management functions for healthcare providers, including medical coding. If our physicians and third-party contractors do not appropriately document, or where applicable, code for their services or our customers’ services, we could be subjected to administrative, regulatory, civil, or criminal investigations or sanctions and our business, financial condition, results of operations and cash flows could be materially adversely affected.

Failure to manage third-party service providers may adversely affect our ability to maintain the quality of service that we provide.

We outsource a certain portion of our revenue cycle management functions to third-party service providers, but we may increase the amount of revenue cycle management functions we outsource in the future. These functions are generally performed in offshore locations, with our oversight. If our outsourcing partners fail to perform their obligations in a timely manner or at satisfactory quality levels or if they are unable to attract or retain sufficient personnel with the necessary skill sets to meet our outsourcing needs, the efficiency, effectiveness and quality of our services could suffer. In addition, our reliance on a workforce in other countries exposes us to disruptions in the business, political and economic environment in those regions. Further, any changes to existing laws or the enactment of new legislation restricting offshore outsourcing in the United States may adversely affect our ability to outsource functions to third-party offshore service providers. Our ability to manage any difficulties encountered could be largely outside of our control. Diminished service quality from outsourcing or our inability to utilize offshore service providers could have a material adverse effect on our business, financial condition, results of operations, cash flows and securities.

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

•

We may not be able to successfully integrate completed acquisitions, including our recent acquisitions. Integrating completed acquisitions into our existing operations involves numerous short-term and long-term risks, including diversion of our management’s attention, failure to retain key personnel, long-term value of acquired intangible assets and acquisition expenses. In addition, we may be required to comply with laws, rules and regulations that may differ not only from those of the states in which our operations are currently conducted but from an expansion in the service offerings we provide in certain states for which the laws, rules and regulations may be different.

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

In addition to our acquisition growth strategy, we seek opportunities for increasing revenue from our existing operations through same-unit and organic growth strategies. We also seek opportunities to grow organically outside of our existing operations. We may not be able to successfully execute our same-unit and organic growth strategies for reasons including the following:

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

•

We may not accurately project same-unit and organic growth performance, or we may experience a shift in the mix of services that certain of our customers request from us, potentially resulting in lower margins.

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

In addition, information security risks have generally increased in recent years because of new technologies and the increased activities of perpetrators of cyber-attacks resulting in the theft of protected health, business or financial information. Despite our layered security controls, experienced computer programmers and hackers may be able to penetrate our information systems and misappropriate or compromise sensitive patient or personnel information or proprietary or confidential information, create system disruptions or cause shutdowns. They also may be able to develop and deploy viruses, worms and other malicious software programs that disable our systems or otherwise exploit any security vulnerabilities. Outside parties may also attempt to fraudulently induce employees to take actions, including the release of confidential or sensitive information or to make fraudulent payments, through illegal electronic spamming, phishing or other tactics.

A failure in or breach of our information systems as a result of cyber-attacks or other tactics could disrupt our business, result in the release or misuse of PHI, confidential or proprietary business information or financial loss, damage our reputation, increase our administrative expenses, and expose us to additional risk of liability to federal or state governments or individuals. Although we believe that we have robust information security procedures and other safeguards in place, which are monitored and routinely tested internally and by external parties, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures or to investigate and remediate any information security vulnerabilities. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service and loss of existing or potential customers and disruption of our operations, including, without limitation, our billing processes. In addition, breaches of our security measures and the unauthorized dissemination of patient healthcare and other sensitive information, proprietary or confidential information about us, our patients, clients or customers, or other third-parties, could expose such persons’ private information to the risk of financial or medical identity theft or expose us or such persons to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. Additionally, under certain circumstances, we could be excluded temporarily or permanently from certain commercial or GHC Programs. Any of these disruptions or breaches of security could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

We may not be able to successfully recruit, onboard and retain qualified physicians and other clinicians.

We are dependent upon our ability to recruit and retain a sufficient number of qualified physicians and other clinicians to service existing units at hospitals and our affiliated practices, service our existing customers’ radiology read volumes and expand our business. We compete with many types of healthcare providers, including teaching, research and government institutions, hospitals and health systems and other practice and services groups, for the services of qualified clinicians. We may not be able to continue to recruit new clinicians or renew contracts with existing clinicians on acceptable terms. In addition, the recruiting and onboarding process for certain of our physicians and other clinicians can take several months to complete due to various requirements, including state licensing and hospital credentialing. If we are unable to recruit new physicians, renew contracts on acceptable terms or onboard physicians and clinicians in a reasonable period of time, our ability to service existing or new hospital units, staff existing or new office-based practices and service our existing or new customer radiology read volumes could be adversely affected.

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

Our treatment of certain physicians and other clinicians as independent contractors may be challenged by taxing authorities or other governmental agencies.

Certain of our affiliated physicians and other clinicians are treated as independent contractors, as opposed to employees, and, accordingly, we do not withhold federal income, state income, FICA or other employment related taxes from these individuals’ compensation, make federal income, state income, FICA, or unemployment tax or other related payments, provide workers’ compensation insurance or allow them to participate in the benefits and retirement programs available to our employees or apply federal or state employee requirements. The classification of physicians and other clinicians as independent contractors depends on the facts and circumstances of the relationship. Additionally, under current federal tax law, a safe harbor from reclassification, and consequently retroactive taxes and penalties, is available if our current treatment is consistent with a long-standing practice of a significant segment of our industry and if we meet certain other requirements. In the past, there have been proposals to eliminate the safe harbor, and similar proposals may happen again in the future. If taxing authorities or other governmental agencies are successful in challenging our treatment of these physicians and other clinicians as independent contractors, we do not prevail in demonstrating the applicability of the safe harbor to our operations or the safe harbor is eliminated, we may be required to pay retroactive employment taxes and penalties and reclassify such independent contractors to employees, which would increase our costs related to these physicians and our business, financial condition, results of operations and cash flows could be materially, adversely affected.

We may be subject to medical malpractice and other lawsuits not covered by insurance.

Our business entails an inherent risk of claims of medical malpractice against our affiliated physicians and us. We may also be subject to other lawsuits which may involve large claims and significant defense costs. Although we currently maintain liability insurance coverage intended to cover professional liability and other claims, there can be no assurance that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us where the outcomes of such claims are unfavorable to us. Generally, we self-insure our liabilities to pay retention amounts for professional liability matters through a wholly owned captive insurance subsidiary. Liabilities in excess of our insurance coverage, including coverage for professional liability and other claims, could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. See Item 1. Business—“Other Legal Proceedings” and—“Professional and General Liability Coverage.”

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

The carrying value of our intangible assets, which consists primarily of goodwill related to our acquisitions, is subject to testing at least annually, and more frequently if impairment indicators exist. Under current accounting standards, goodwill is tested for impairment on an annual basis and we may be subject to impairment losses as circumstances change after an acquisition. If we record an impairment loss related to our goodwill, it could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

As of December 31, 2016, our total indebtedness was $1.7 billion, of which $963.5 million is exposed to variable interest rates. We also had $916.1 million of additional borrowing capacity under our revolving line of credit which is subject to a variable interest rate. Other debt we incur also could be variable rate debt. If interest rates increase, our variable rate debt will create higher debt service requirements, which could adversely affect our results of operations and cash flows.

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

We may not be able to collect reimbursements for our services from third-party payors.

A significant portion of our net revenue is derived from reimbursements from various third-party payors, including GHC Programs, private insurance plans and managed care plans, for services provided by our affiliated professional contractors. We are responsible for submitting reimbursement requests to these payors and collecting the reimbursements, and we assume the financial risks relating to uncollectible and delayed reimbursements. In the current healthcare environment, payors continue their efforts to control expenditures for healthcare, including revisions to coverage and reimbursement policies. Due to the nature of our business and our participation in government-funded and private reimbursement programs, we are involved from time to time in inquiries, reviews, audits and investigations by governmental agencies and private payors of our business practices, including assessments of our compliance with coding, billing and documentation requirements. We may be required to repay these agencies or private payors if a finding is made that we were incorrectly reimbursed, or we may become involved in disputes with payors and could be subjected to pre-payment and post-payment reviews, which can be time-consuming and result in non-payment or delayed payment for the services we provide. We may also experience difficulties in collecting reimbursements because third-party payors may seek to reduce or delay reimbursements to which we are entitled for services that our affiliated physicians have provided. In addition, GHC Programs may deny our application to become a participating provider that could cause us to not be able to provide services to patients or prohibit us from billing for such services. If we are not reimbursed fully and in a timely manner for such services or there is a finding that we were incorrectly reimbursed, our revenue, cash flows and financial condition could be materially, adversely affected.

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

The healthcare industry is highly competitive and subject to continual changes in the methods by which services are provided and the manner in which healthcare providers are selected and compensated. Because our operations consist primarily of physician services provided within hospital-based units, we compete with other healthcare services companies and physician groups for contracts with hospitals to provide our services to patients. We also face competition from hospitals themselves to provide our services. In addition, we face competition from other services companies in our teleradiology business and management services organization.

Further, consolidation within the healthcare industry could strengthen certain competitors that provide services to hospitals and other customers. Companies in other healthcare industry segments, some of which have greater financial and other resources than ours, may become competitors in providing neonatal, anesthesia, maternal-fetal, radiology or other pediatric subspecialty care. Additionally, we face competition from healthcare-focused and other private equity firms. We may not be able to continue to compete effectively in this industry, additional competitors may enter metropolitan areas where we operate, and this increased competition may have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

Unfavorable changes or conditions could occur in the states where our operations are concentrated.

A majority of our net revenue in 2016 was generated by our operations in five states. In particular, Texas accounted for approximately 19% of our net revenue in 2016. See Item 1. Business—“Geographic Coverage.” Adverse changes or conditions affecting these particular states, such as healthcare reforms, changes in laws and regulations, reduced Medicaid eligibility or reimbursements and government investigations, economic conditions, weather conditions, and natural disasters may have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

Our Amended and Restated Articles of Incorporation, as amended, authorize our board of directors to issue up to 1,000,000 shares of undesignated preferred stock and to determine the powers, preferences and rights of these shares without shareholder approval. This preferred stock could be issued with voting, liquidation, dividend and other rights superior to those of the holders of common stock. The issuance of preferred stock under some circumstances could have the effect of delaying, deferring or preventing a change in control. In addition, provisions in our Amended and Restated Articles of Incorporation, as amended, and Bylaws, including those relating to calling shareholder meetings, taking action by written consent and other matters, could render it more difficult or discourage an attempt to obtain control of MEDNAX through a proxy contest or consent solicitation. These provisions could limit the price that some investors might be willing to pay in the future for our shares of common stock.

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

Price Range of Common Stock

Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “MD.” The high and low sales prices for a share of our common stock for each quarter during our last two fiscal years are set forth below:

	High	Low
2016
Fourth Quarter	$69.68	$59.36
Third Quarter	76.96	62.63
Second Quarter	73.68	61.87
First Quarter	71.26	61.40

2015
Fourth Quarter	$83.20	$68.66
Third Quarter	86.09	74.28
Second Quarter	75.63	68.31
First Quarter	74.57	64.12

As of February 3, 2017, we had 347 holders of record of our common stock, and the closing sales price on that date for our common stock was $68.73 per share. We believe that the number of beneficial owners of our common stock is greater than the number of record holders because a significant number of shares of our common stock is held through brokerage firms in “street name.”

Dividend Policy

We did not declare or pay any cash dividends on our common stock in 2016, 2015 or 2014, nor do we currently intend to declare or pay any cash dividends in the future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, results of operations, capital requirements, our general financial condition, general business conditions and contractual restrictions on payment of dividends, if any, as well as such other factors as our Board of Directors may deem relevant. Our credit agreement imposes certain limitations on our ability to declare and pay cash dividends. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Liquidity and Capital Resources.”

Performance Graph

The following graph compares the cumulative total shareholder return on $100 invested on December 31, 2011 in our common stock against the cumulative total return of the S&P 500 Index, S&P 600 Health Care Index, and the NYSE Composite Index. The returns are calculated assuming reinvestment of dividends. The graph covers the period from December 31, 2011 through December 31, 2016, and gives effect to a two-for-one stock split effective December 19, 2013. The stock price performance included in the graph is not necessarily indicative of future stock price performance.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

	Base Period	Years Ending
Company/Index	2011	2012	2013	2014	2015	2016
MEDNAX, Inc.	$100.00	$110.43	$148.26	$183.61	$199.03	$185.14
S&P 500 Index	$100.00	$113.41	$146.97	$163.72	$162.53	$178.02
S&P 600 Health Care	$100.00	$113.02	$175.76	$194.95	$234.70	$239.26
NYSE Composite Index	$100.00	$112.93	$139.10	$144.97	$135.66	$147.88

Issuer Purchases of Equity Securities

During the three months ended December 31, 2016, we did not repurchase any shares of our equity securities.

Recent Sales of Unregistered Equity Securities

During the three months ended December 31, 2016, we did not sell any unregistered shares of our equity securities.

Equity Compensation Plans

Information regarding equity compensation plans is set forth in Item 12 of this Form 10-K and is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following table includes selected consolidated financial data set forth as of and for each of the five years in the period ended December 31, 2016. All share and per share amounts give effect for our two-for-one stock split effective December 19, 2013. The balance sheet data at December 31, 2016 and 2015, and the income statement data for the years ended December 31, 2016, 2015 and 2014, have been derived from the Consolidated Financial Statements included in this Form 10-K. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and the related notes included in Items 7 and 8, respectively, of this Form 10-K (in thousands, except per share and other operating data).

	Years Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Income Statement Data:
Net revenue (1)	$3,183,159	$2,779,996	$2,438,913	$2,154,012	$1,816,612

Operating expenses:
Practice salaries and benefits	2,031,220	1,753,505	1,543,395	1,361,318	1,130,913
Practice supplies and other operating expenses	118,416	98,480	89,002	82,388	71,823
General and administrative expenses	372,572	305,915	247,527	218,209	193,540
Depreciation and amortization	89,264	64,228	45,990	39,966	30,816

Total operating expenses	2,611,472	2,222,128	1,925,914	1,701,881	1,427,092

Income from operations	571,687	557,868	512,999	452,131	389,520
Investment and other income	2,019	1,844	2,728	1,696	1,896
Interest expense	(63,092)	(23,110)	(8,891)	(5,415)	(3,245)
Equity in earnings of unconsolidated affiliate	3,185	3,127	1,780	—	—

Total non-operating expenses	(57,888)	(18,139)	(4,383)	(3,719)	(1,349)

Income before income taxes	513,799	539,729	508,616	448,412	388,171
Income tax provision	189,203	204,038	191,413	167,895	147,264

Net income	324,596	335,691	317,203	280,517	240,907
Net loss attributable to noncontrolling interests	318	629	78	—	—

Net income attributable to MEDNAX, Inc.	$324,914	$336,320	$317,281	$280,517	$240,907

Per Common and Common Equivalent Share Data:
Net income attributable to MEDNAX, Inc.:
Basic	$3.52	$3.61	$3.22	$2.83	$2.47

Diluted	$3.49	$3.58	$3.18	$2.78	$2.42

Weighted average common shares:
Basic	92,422	93,077	98,588	99,112	97,386

Diluted	93,109	93,960	99,887	100,969	99,382

Other Operating Data:
Number of physicians at end of year	3,617	3,240	2,625	2,367	2,152
Number of births	807,285	803,311	799,868	790,597	761,698
NICU admissions	112,184	111,407	108,978	102,099	99,539
NICU patient days	1,977,204	1,960,768	1,919,579	1,847,577	1,828,605
Number of anesthesia cases	1,827,194	1,533,089	1,284,149	1,045,794	664,527

Consolidated Balance Sheet Data:
Cash and cash equivalents	$55,698	$51,572	$47,928	$31,137	$21,280
Working capital	138,179	98,998	50,779	41,333	9,706
Total assets	5,339,400	4,547,214	3,608,248	3,008,716	2,750,337
Total liabilities	2,578,633	2,109,368	1,342,682	665,728	714,969
Borrowings under credit facility	963,500	533,500	568,000	27,000	144,000
2023 Senior Notes outstanding	750,000	750,000	—	—	—
Total equity	2,760,767	2,437,846	2,265,566	2,342,988	2,035,368

(1)	The increase in net revenue related to acquisitions was $356.4 million, $345.7 million, $205.4 million, $265.0 million, and $179.0 million for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

MEDNAX is a leading provider of physician services including newborn, anesthesia, maternal-fetal, teleradiology, pediatric cardiology, and other pediatric subspecialty care. At December 31, 2016, our national network comprised over 3,600 affiliated physicians, including over 1,130 physicians who provide neonatal clinical care in 35 states and Puerto Rico, primarily within hospital-based neonatal intensive care units (“NICUs”), to babies born prematurely or with medical complications. We have over 1,390 affiliated physicians who provide anesthesia care to patients in connection with surgical and other procedures as well as pain management. In addition, we have 270 affiliated physicians who provide maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network also includes other pediatric subspecialists, including over 150 physicians providing pediatric intensive care, 130 physicians providing pediatric cardiology care, 115 physicians providing hospital-based pediatric care, over 20 physicians providing pediatric surgical care and seven physicians providing pediatric ear, nose and throat and pediatric ophthalmology services. MEDNAX also provides teleradiology services in all 50 states, the District of Columbia and Puerto Rico through a network of more than 400 affiliated radiologists. In addition to our national physician network, we provide services nationwide to healthcare facilities and other healthcare providers, including ours, through complementary businesses, consisting of a management services organization focusing on full-service revenue cycle management and a consulting services company.

2016 Acquisition Activity

During 2016, we completed a total of 15 acquisitions. We added 13 physician groups to our national physician network consisting of eight anesthesiology practices, two other pediatric subspecialty practices, one neonatology practice, one maternal-fetal medicine practice, and one pediatric cardiology practice. The remaining two acquisitions included a third-party receivables company and a patient engagement software company that complement our existing management services organization.

Based on our experience, we expect that we can improve the results of all of our acquired physician practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based upon the significant infrastructure that we have developed. In addition, we expect that the acquisition of the third-party receivables company and the patient engagement software company will further expand our revenue cycle management service offerings that our management services organization provides to our hospital and health system partners.

General Economic Conditions

Although economic conditions in the United States have gradually improved, the number of unemployed and under-employed workers remains significant. During the year ended December 31, 2016, the percentage of our patient service revenue being reimbursed under government-sponsored or funded healthcare programs (the “GHC Programs”), increased slightly as compared to the year ended December 31, 2015. We could experience additional shifts toward GHC Programs and patient volumes could decline if economic conditions do not continue to improve or if they deteriorate. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, due to the rising costs of managed care premiums and patient responsibility amounts, we may experience increased bad debt due to patients’ inability to pay for certain services. See Item 1A. Risk Factors, in this Form 10-K for additional discussion on the general economic conditions in the United States and recent developments in the healthcare industry that could affect our business.

Healthcare Reform

The Patient Protection and Affordable Care Act (the “ACA”) contains a number of provisions that have affected us and, absent amendment or repeal, may continue to affect us over the next several years. These provisions include the establishment of health insurance exchanges to facilitate the purchase of qualified health plans, expanded Medicaid eligibility, subsidized insurance premiums and additional requirements and incentives for businesses to provide healthcare benefits. Other provisions have expanded the scope and reach of the civil False Claims Act and other healthcare fraud and abuse laws. Moreover, anticipated changes to various aspects of the ACA, including insurance mandates, subsidies, healthcare insurance marketplaces and Medicaid expansion, could affect us.

In addition to the potential impacts to the ACA under the new Administration, there could be more sweeping changes to GHC Programs. For example, a change in the structure of Medicaid by converting it into a block grant or instituting “per capita caps” could eliminate the guarantee that everyone who is eligible and applies for benefits would receive them and could potentially give states sweeping new authority to restrict eligibility, cut benefits and make it more difficult for people to enroll.

The ACA also contains numerous other measures that could also affect us. For example, payment modifiers have been developed that differentiate payments to physicians under federal healthcare programs based on quality and cost of care. In addition, other provisions authorize voluntary demonstration projects relating to the bundling of payments for episodes of hospital care and the sharing of cost savings achieved under the Medicare program.

Many of the ACA’s most significant reforms, such as the establishment of state-based and federally facilitated healthcare insurance exchanges that provide a marketplace for eligible individuals and small employers to purchase healthcare insurance, became effective in the beginning of 2014. Following four enrollment periods, the most recent of which ran through January 31, 2017, it has been projected that approximately 12 million people, including new applicants and returning customers, are enrolled. In some cases, the patient responsibility costs related to healthcare plans obtained through the insurance exchanges may be high and could increase in the future, and we may experience increased bad debt due to patients’ inability to pay for certain services.

The ACA remains subject to continuing legislative scrutiny, including efforts by the Republican-controlled Congress and the new Administration to amend or repeal a number of its provisions, as well as administrative actions delaying the effectiveness of key provisions. If the ACA is repealed or substantially modified, or if implementation of certain aspects of the ACA are delayed, such repeal, modification or delay may impact our business, financial condition, results of operations, cash flows and the trading price of our securities. We are unable to predict the impact of any repeal, modification or delay in the implementation of the ACA on us at this time.

As a result, we ultimately cannot predict with any assurance the ultimate effect of the ACA or changes to the ACA on MEDNAX, nor can we provide any assurance that its provisions will not have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. Further, any fiscal tightening impacting GHC Programs or changes to the structure of any GHC Programs could have a material adverse effect on our financial condition, results of operations, cash flows and the trading price of our securities.

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

We did not recognize any parity revenue during the year ended December 31, 2016. During the years ended December 31, 2015 and 2014, we recognized $12.0 million and $65.0 million, respectively, in parity revenue that contributed $0.04 and $0.20, respectively, to our net income per diluted share, reflecting the impacts from incentive compensation and income taxes.

Medicaid Expansion

The ACA also allows states to expand their Medicaid programs through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historic eligibility levels to 133% of the federal poverty level. As of December 31, 2016, 31 states and the District of Columbia had expanded Medicaid eligibility. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household income is at or below 133% of the federal poverty level.

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

The Medicare Access and CHIP Reauthorization Act

Medicare pays for most physician services based upon a national service-specific fee schedule. In 2015, Congress enacted the Medicare Access and CHIP Reauthorization Act (“MACRA,”) which provides physicians 0.5% annual increases in reimbursement through 2019 as Medicare transitions to a payment system designed to reward physicians for the quality of care provided, rather than the quantity of procedures performed. MACRA will require physicians to choose to participate in one of two payment formulas, Merit-Based Incentive Payment System (“MIPS”) or Alternative Payment Models (“APMs”). Beginning in 2019, MIPS will allow eligible physicians to receive incentive payments based on the achievement of certain quality and cost metrics, among other measures, and be reduced for those who are underperforming against those same metrics and measures. As an alternative, physicians can choose to participate in an Advanced APM. Advanced APMs are exempt from the MIPS requirements, and physicians who are meaningful participants in APMs will receive bonus payments from Medicare pursuant to the law. We will continue to operationalize the provisions of MACRA and assess any further changes to the law or additional regulations enacted pursuant to the law.

At this time we cannot predict the ultimate effect that these changes will have on us, nor can we provide any assurance that its provisions will not have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

Geographic Coverage

During 2016, 2015 and 2014, approximately 51%, 54% and 55%, respectively, of our net revenue was generated by operations in our five largest states. During 2016, 2015 and 2014, our five largest states consisted of Texas, North Carolina, Georgia, Florida and Tennessee. During 2016, 2015 and 2014, our operations in Texas accounted for approximately 19%, 20% and 21%, respectively, of our net revenue.

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

The following is a summary of our payor mix, expressed as a percentage of net revenue, exclusive of administrative fees and revenue related to our non-practice service offerings, for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
Contracted managed care	70%	70%	68%
Government	23%	23%	25%
Other third-parties	6%	6%	5%
Private-pay patients	1%	1%	2%

	100%	100%	100%

The payor mix shown in the table above is not necessarily representative of the amount of services provided to patients covered under these plans. For example, the gross amount billed to patients covered under government programs for the years ended December 31, 2016, 2015 and 2014 represented approximately 55%, 55% and 54%, respectively, of our total gross patient service revenue. These percentages of gross revenue and the percentages of net revenue provided in the table above include the payor mix impact of acquisitions completed through December 31, 2016.

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

Revenue Recognition

We recognize patient service revenue at the time services are provided by our affiliated physicians. Almost all of our patient service revenue is reimbursed by GHC Programs and third-party insurance payors. Payments for services rendered to our patients are generally less than billed charges. We monitor our revenue and receivables from these sources and record an estimated contractual allowance to properly account for the anticipated differences between billed and reimbursed amounts. Accordingly, patient service revenue is presented net of an estimated provision for contractual adjustments and uncollectibles. Management estimates allowances for contractual adjustments and uncollectibles on accounts receivable based upon historical experience and other factors, including days sales outstanding (“DSO”) for accounts receivable, evaluation of expected adjustments and delinquency rates, past adjustments and collection experience in relation to amounts billed, an aging of accounts receivable, current contract and reimbursement terms, changes in payor mix and other relevant information. Contractual adjustments result from the difference between the physician rates for services performed and the reimbursements by GHC Programs and third-party insurance payors for such services. The evaluation of these historical and other factors involves complex, subjective judgments. On a routine basis, we compare our cash collections to recorded net patient service revenue and evaluate our historical allowance for contractual adjustments and uncollectibles based upon the ultimate resolution of the accounts receivable balance. These procedures are completed regularly in order to monitor our process of establishing appropriate reserves for contractual adjustments. We have not recorded any material adjustments to prior period contractual adjustments and uncollectibles in the years ended December 31, 2016, 2015, or 2014.

DSO is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Any significant change in our DSO results in additional analyses of outstanding accounts receivable and the associated reserves. We calculate our DSO using a three-month rolling average of net revenue. Our net revenue, net income and operating cash flows may be materially and adversely affected if actual adjustments and uncollectibles exceed management’s estimated provisions as a result of changes in these factors. As of December 31, 2016, our DSO was 54.9 days. We had approximately $1.7 billion in gross accounts receivable outstanding at December 31, 2016, and considering this outstanding balance, based on our historical experience, a reasonably likely change of 0.5% to 1.50% in our estimated collection rate would result in an impact to net revenue of $8.6 million to $25.8 million. The impact of this change does not include adjustments that may be required as a result of audits, inquiries and investigations from government authorities and agencies and other third-party payors that may occur in the ordinary course of business. See Note 16 to our Consolidated Financial Statements in this Form 10-K.

Professional Liability Coverage

We maintain professional liability insurance policies with third-party insurers generally on a claims-made basis, subject to self-insured retention, exclusions and other restrictions. Our self-insured retention under our professional liability insurance program is maintained primarily through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Liabilities for claims incurred but not reported are not discounted. The average lag period from the date a claim is reported to the date it reaches final settlement is approximately four years, although the facts and circumstances of individual claims could result in lag periods that vary from this average. Our actuarial assumptions incorporate multiple complex methodologies to determine the best liability estimate for claims incurred but not reported and the future development of known claims, including methodologies that focus on industry trends, paid loss development, reported loss development and industry-based expected pure premiums. The most significant assumptions used in the estimation process include the use of loss development factors to determine the future emergence of claim liabilities, the use of frequency and trend factors to estimate the impact of economic, judicial and social changes affecting claim costs, and assumptions regarding legal and other costs associated with the ultimate settlement of claims. The key assumptions used in our actuarial valuations are subject to constant adjustments as a result of changes in our actual loss history and the movement of projected emergence patterns as claims develop. We evaluate the need for professional liability insurance reserves in excess of amounts estimated in our actuarial valuations on a routine basis, and as of December 31, 2016, based on our historical experience, a reasonably likely change of 4% to 6% in our estimates would result in an increase or decrease to net income of $2.7 million to $4.1 million. However, because many factors can affect historical and future loss patterns, the determination of an appropriate professional liability reserve involves complex, subjective judgment, and actual results may vary significantly from estimates.

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

Non-GAAP Measures

In our analysis of our results of operations, we use certain non-GAAP financial measures. Earnings before interest, taxes and depreciation and amortization (“EBITDA”) consists of net income attributable to MEDNAX, Inc. before interest expense, net, income tax provision and depreciation and amortization. Adjusted earnings per common share (“Adjusted EPS”) consists of diluted net income attributable to MEDNAX, Inc. per common and common equivalent share adjusted for amortization expense and stock-based compensation expense. Additionally, Adjusted EPS for the year ended December 31, 2016 excludes the net income tax benefit resulting from the reversal of a liability for uncertain tax positions related to the favorable settlement of a tax matter during the third quarter of 2016.

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

For a reconciliation of each of EBITDA and Adjusted EPS to the most directly comparable GAAP measures for the years ended December 31, 2016, 2015 and 2014, refer to the tables below (in thousands, except per share data). In addition, historical reconciliations of EBITDA and Adjusted EPS are available on our Internet website at www.mednax.com under the Investors tab. Our Internet website and the information contained therein or connected thereto are not incorporated into or deemed a part of this Form 10-K.

	Years Ended December 31,
	2016	2015	2014
Net income attributable to MEDNAX, Inc.	$324,914	$336,320	$317,281
Interest expense, net (1)	57,888	18,139	4,383
Income tax provision	189,203	204,038	191,413
Depreciation and amortization	89,264	64,228	45,990

EBITDA	$661,269	$622,725	$559,067

(1)	Interest expense, net is composed of interest expense, investment and other income and equity in earnings of unconsolidated affiliate.

	Years Ended December 31,
	2016		2015		2014
Weighted average diluted shares outstanding	93,109		93,960		99,887
Net income and diluted net income per share attributable to MEDNAX, Inc.	$324,914	$3.49	$336,320	$3.58	$317,281	$3.18
Adjustments:
Amortization (net of tax of $23,443, $15,876 and $11,403)	36,873	0.39	26,170	0.28	18,901	0.19
Stock-based compensation (net of tax of $13,216, $12,132 and $11,936)	20,784	0.22	19,997	0.21	19,783	0.19
Income tax benefit related to settlement	(10,646)	(0.11)	—	—	—	—

Adjusted net income and diluted EPS	$371,925	$3.99	$382,487	$4.07	$355,965	$3.56

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain information related to our operations expressed as a percentage of our net revenue:

	Years Ended December 31,
	2016	2015	2014
Net revenue	100.0%	100.0%	100.0%

Operating expenses:
Practice salaries and benefits	63.8	63.1	63.3
Practice supplies and other operating expenses	3.7	3.5	3.7
General and administrative expenses	11.7	11.0	10.1
Depreciation and amortization	2.8	2.3	1.9

Total operating expenses	82.0	79.9	79.0

Income from operations	18.0	20.1	21.0
Non-operating expense, net	1.8	0.7	0.1

Income before income taxes	16.2	19.4	20.9
Income tax provision	6.0	7.3	7.9

Net income	10.2%	12.1%	13.0%

Year Ended December 31, 2016 as Compared to Year Ended December 31, 2015

Our net revenue increased $403.2 million, or 14.5%, to $3.18 billion for the year ended December 31, 2016, as compared to $2.78 billion for 2015. Of this $403.2 million increase, $356.4 million, or 12.7%, was attributable to revenue generated from acquisitions completed after December 31, 2014. Same-unit net revenue increased $46.8 million, or 1.8%, for the year ended December 31, 2016. Same units are those units at which we provided services for the entire current period and the entire comparable period. The increase in same-unit net revenue was comprised of a net increase of $34.2 million, or 1.3%, related to net reimbursement-related factors and an increase in revenue of $12.6 million, or 0.5%, from patient service volumes. The net increase in revenue of $34.2 million related to net reimbursement-related factors was primarily due to continued modest improvements in managed care contracting and the flow through of revenue from modest price increases, partially offset by the unfavorable impact from the decrease in parity revenue as there was no parity recorded during the year ended December 31, 2016, as compared to the year ended December 31, 2015, and the decrease in revenue caused by an increase in the percentage of our patients enrolled in GHC Programs. The increase in revenue of $12.6 million from patient service volumes was primarily related to growth in our anesthesiology and other pediatric services, primarily newborn nursery, partially offset by decreases in our neonatology services and our maternal-fetal medicine services. Our overall same-unit revenue increased $58.8 million, or 2.3%, after excluding the unfavorable impact of the $12.0 million decrease in parity revenue, and our revenue from net-reimbursement related factors increased by $46.2 million, or 1.8%, after excluding this same unfavorable impact. We believe that excluding the unfavorable impact from the decrease in parity revenue year over year provides a more comparable view of our changes in same-unit revenue.

Practice salaries and benefits increased $277.7 million, or 15.8%, to $2.03 billion for the year ended December 31, 2016, as compared to $1.75 billion for 2015. This $277.7 million increase was primarily attributable to increased costs associated with new physicians and other staff to support acquisition-related growth and growth at existing units, of which $251.5 million was related to salaries and $26.2 million was related to benefits and incentive compensation.

Practice supplies and other operating expenses increased $19.9 million, or 20.2%, to $118.4 million for the year ended December 31, 2016, as compared to $98.5 million for 2015. The increase was attributable to practice supply, rent and other costs related to our acquisitions as well as increases at existing units.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician practices and services, as well as those attributable to our non-physician service businesses. General and administrative expenses increased $66.7 million, or 21.8%, to $372.6 million for the year ended December 31, 2016, as compared to $305.9 million for 2015. The increase of $66.7 million is attributable to the overall growth of the Company including acquisition-related growth. General and administrative expenses as a percentage of net revenue was 11.7% for the year ended December 31, 2016, as compared to 11.0% for the same period in 2015. The increase of 70 basis points was driven by the mix of acquisitions, primarily our non-practice physician services business.

Depreciation and amortization expense increased $25.1 million, or 39.0%, to $89.3 million for the year ended December 31, 2016, as compared to $64.2 million for 2015. The increase was primarily attributable to the amortization of intangible assets related to acquisitions.

Income from operations increased $13.8 million, or 2.5%, to $571.7 million for the year ended December 31, 2016, as compared to $557.9 million for 2015. Our operating margin was 18.0% for the year ended December 31, 2016, as compared to 20.1% for 2015. The decrease of 211 basis points was primarily due to the variability in margins related to the mix of acquisitions completed after December 31, 2014.

Net non-operating expenses were $57.9 million for the year ended December 31, 2016, as compared to $18.1 million for 2015. The net increase in non-operating expenses was primarily related to an increase in interest expense related to our 5.25% senior unsecured notes due 2023 (the “2023 Senior Notes”) and higher outstanding borrowings under our credit agreement, dated as of October 29, 2014 (as amended, the “Credit Agreement”).

Our effective income tax rate was 36.8% for the year ended December 31, 2016, as compared to 37.8% for 2015. After excluding a $10.6 million income tax benefit resulting from the reversal of a liability for uncertain tax positions related to the favorable settlement of a tax matter during the third quarter of 2016, our effective income tax rate for the year ended December 31, 2016 was 38.9%. We believe that excluding the favorable impact on our effective income tax rate related to the settlement provides a more comparable view of our effective income tax rate. After excluding this favorable impact, the effective tax rate increased by 111 basis points, from 37.8% at December 31, 2015 to 38.9% at December 31, 2016, primarily reflecting the impact from certain favorable non-recurring items that occurred in 2015 and an increase in our valuation allowance on deferred taxes in 2016.

Net income attributable to MEDNAX, Inc. was $324.9 million for the year ended December 31, 2016, as compared to $336.3 million for 2015. EBITDA increased by 6.2% to $661.3 million for the year ended December 31, 2016, as compared to $622.7 million for 2015.

Diluted net income attributable to MEDNAX, Inc. per common and common equivalent share was $3.49 on weighted average shares outstanding of 93.1 million for the year ended December 31, 2016, as compared to $3.58 on weighted average shares outstanding of 94.0 million for 2015. Adjusted EPS was $3.99 for the year ended December 31, 2016, as compared to $4.07 for 2015.

Year Ended December 31, 2015 as Compared to Year Ended December 31, 2014

Our net revenue increased $341.1 million, or 14.0%, to $2.78 billion for the year ended December 31, 2015, as compared to $2.44 billion for 2014. Of this $341.1 million increase, $345.7 million, or 14.2%, was attributable to revenue generated from acquisitions completed after December 31, 2013. This increase was partially offset by a decrease in same-unit net revenue of $4.6 million, or 0.2%, for the year ended December 31, 2015. Same units are those units at which we provided services for the entire current period and the entire comparable period. The change in same-unit net revenue was the result of a net decrease of $39.6 million, or 1.7%, related to net reimbursement-related factors, offset by an increase in revenue of $35.0 million, or 1.5%, from patient service volumes. The net decrease in revenue of $39.6 million related to net reimbursement-related factors was primarily due to the unfavorable impact from the reduction in parity revenue recorded during the year ended December 31, 2015, as compared to the year ended December 31, 2014, and a decrease in revenue caused by an increase in the percentage of our patients being enrolled in GHC Programs, partially offset by continued modest improvements in managed care contracting. The increase in revenue of $35.0 million from patient service volumes was primarily related to growth in our neonatology and other pediatric services and anesthesiology services as well as in our maternal-fetal medicine services, partially offset by a decrease in our pediatric cardiology services. Excluding the unfavorable impact of the $53.0 million decrease in parity revenue, from $65.0 million for the year ended December 31, 2014 as compared to $12.0 million for the year ended December 31, 2015, our same-unit revenue increased $48.4 million, or 2.1%, of which revenue related to net-reimbursement related factors increased by $13.4 million, or 0.6%. We believe that excluding the unfavorable impact from the decrease in parity revenue year over year provides a more comparable view of our changes in same-unit revenue.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2016, we had $55.7 million of cash and cash equivalents on hand as compared to $51.6 million at December 31, 2015. Additionally, we had working capital of $138.2 million at December 31, 2016, an increase of $39.2 million from our working capital of $99.0 million at December 31, 2015. The increase in working capital is primarily due to the net borrowings on our Credit Agreement, 2016 earnings, and increases in our long-term deferred tax liabilities, partially offset by the use of funds for acquisitions and repurchases of our common stock.

Cash Flows

Cash provided by (used in) operating, investing and financing activities is summarized as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Operating activities	$443,778	$368,701	$422,641
Investing activities	(821,217)	(848,000)	(503,604)
Financing activities	381,565	482,943	97,754

Operating Activities

We generated cash flow from operating activities of $443.8 million, $368.7 million and $422.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. The net increase of $75.1 million in cash flow provided from operating activities for the year ended December 31, 2016, as compared to the year ended December 31, 2015, was primarily due to an increase in the adjustment to net income for non-cash depreciation and amortization expense, a net increase in cash flow related to changes in the components of our accounts payable and accrued expenses and an increase in cash flow related to accounts receivable.

During the year ended December 31, 2016, accounts receivable increased by $50.5 million, as compared to an increase of $92.5 million for 2015. The increases in accounts receivable are primarily due to higher accounts receivable balances related to acquisitions as well as increases at our existing units.

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

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO was 54.9 days at December 31, 2016 as compared to 55.2 days at December 31, 2015. See “Application of Critical Accounting Policies and Estimates—Revenue Recognition” for more information on our DSO.

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

Cash flow provided from operating activities for the year ended December 31, 2015 was impacted by a net decrease in cash flow related to changes in the components of our accounts payable and accrued expenses, consisting primarily of higher incentive compensation payments made in 2015 resulting from increases in parity revenue during 2014 and a lower accrued incentive compensation liability at December 31, 2015 resulting from lower parity revenue during 2015, partially offset by improved operating results. Cash flow provided from operating activities for the year ended December 31, 2014 was affected by a net increase in cash flow related to improved operating results, changes in the components of our accounts payable and accrued expenses, consisting primarily of a higher accrued incentive compensation liability, partially offset by a reduction in cash flow related to higher accounts receivable balances.

Investing Activities

During the year ended December 31, 2016, our net cash used in investing activities of $821.2 million included acquisition payments of $762.3 million, capital expenditures of $39.3 million and net purchases of investments of $19.6 million. Our acquisition payments were related to the purchase of 13 physician practices and two complementary services businesses.

Financing Activities

During the year ended December 31, 2016, our net cash provided from financing activities of $381.6 million consisted primarily of net borrowings on our Credit Facility of $430.0 million, proceeds from the exercise of employee stock options and the issuance of common stock under our ESPP and our 2015 Non-Qualified Stock Purchase Plan (the “SPP”) of $22.0 million and excess tax benefits related to the exercise of employee stock options and the vesting of restricted stock of $4.2 million, partially offset by the repurchase of $61.8 million of our common stock, and the payment of $10.7 million for contingent consideration liabilities.

Liquidity

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

At December 31, 2016, we had an outstanding principal balance of $963.5 million on our Credit Agreement, composed of $783.5 million under our revolving line of credit and a $180.0 million term loan. We also had outstanding letters of credit of $0.4 million that reduced the amount available on our Credit Agreement to $916.1 million at December 31, 2016.

At December 31, 2016, we had an outstanding principal balance of $750.0 million on our 2023 Senior Notes. Our obligations under the 2023 Senior Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee the Credit Agreement. Interest on the 2023 Senior Notes accrues at the rate of 5.25% per annum, or $39.4 million, and is payable semi-annually in arrears on June 1 and December 1.

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

At December 31, 2016, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under the Credit Agreement and the 2023 Senior Notes.

The exercise of employee stock options and the purchase of common stock by employees participating in our ESPP and SPP generated cash proceeds of $22.0 million, $20.1 million and $42.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. Because stock option exercises and purchases under the ESPP and SPP are dependent on several factors, including the market price of our common stock, we cannot predict the timing and amount of any future proceeds.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at December 31, 2016 was $202.1 million, of which $29.0 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our Credit Agreement, will be sufficient to finance our working capital requirements, fund anticipated acquisitions and capital expenditures, fund our share repurchase programs and meet our contractual obligations as described below for at least the next 12 months.

CONTRACTUAL OBLIGATIONS

At December 31, 2016, we had the following obligations and commitments (in thousands):

	Payments Due
Obligation	Total	2017	2018 and 2019	2020 and 2021	2022 and Later
Credit Agreement (1)	$1,048,574	$43,678	$205,036	$799,860	$—
2023 Senior Notes (1)	1,022,344	39,375	78,750	78,750	825,469
Capital leases	3,550	2,054	1,349	147	—
Operating leases	122,371	35,465	47,212	22,092	17,602

	$2,196,839	$120,572	$332,347	$900,849	$843,071

(1)	Amounts include interest payments at the applicable rate as of December 31, 2016 and assume the amount outstanding under our revolving line of credit as of December 31, 2016 will be paid on the maturity date, amounts outstanding under our term loan as of December 31, 2016 will be paid according to the principal payment schedule and amounts outstanding under our 2023 Senior Notes will be paid on their maturity date of December 1, 2023.

Certain of our acquisition agreements contain contingent consideration provisions based on volume and other performance measures over an up to five-year period. Potential payments under these provisions are not contingent upon the future employment of the sellers. As of December 31, 2016, cash payments of up to $18.5 million may be due through 2020 under all contingent consideration provisions as follows (in thousands):

2017	$6,675
2018	5,938
2019	4,500
2020	1,350

$18,463

At December 31, 2016, our total liability for uncertain tax positions was $10.9 million, all of which is included within other liabilities on our Consolidated Balance Sheets. The timing and amount of future cash flows for each year beyond 2016 cannot be reasonably estimated. See Note 11 to our Consolidated Financial Statements in this Form 10-K for more information regarding our uncertain tax positions.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2016, we leased, under operating lease agreements, space in hospitals and other facilities for our business and medical offices, as well as certain equipment necessary for business operations, which are included in the table above. We did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In September 2015, the accounting guidance related to business combinations was amended to require that adjustments to provisional amounts that are identified during the measurement period be recognized in the reporting period in which the adjustment amounts are determined rather than being retrospectively recognized as of the acquisition date. Such amounts will be required to either be presented separately on the face of the income statement or within a footnote disclosure stating what the impacts on prior period financial statements would have been had such amounts been recognized as of the acquisition date. This guidance became effective for us on January 1, 2016. The adoption of this guidance did not have an impact on our Consolidated Financial Statements.

In February 2015, the accounting guidance related to consolidation was amended to include changes to both the variable and voting interest models used by companies to evaluate whether an entity should be consolidated. This guidance became effective for us on January 1, 2016. The adoption of this guidance did not have an impact on our Consolidated Financial Statements.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2017, the accounting guidance related to goodwill impairment was amended to remove step two of the impairment test that requires a hypothetical purchase price allocation in order to measure the amount of any impairment. Under the new guidance, only a single-step quantitative test is required and any goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value. The new guidance does not amend the optional alternative to perform a qualitative assessment to determine if a quantitative goodwill impairment test is necessary. This guidance will become effective for us on January 1, 2020, with early adoption permitted. We do not believe the adoption of this guidance will have an impact on our Consolidated Financial Statements.

In January 2017, the accounting guidance related to business combinations was amended to clarify the definition of a business. This guidance will become effective for us on January 1, 2018, with early adoption permitted upon issuance of the guidance. We do not believe the adoption of this guidance will have an impact on our Consolidated Financial Statements.

In August 2016, the accounting guidance related to the statement of cash flows was amended with the intent of reducing diversity in practice as to the classification of certain transactions in the statement of cash flows. This guidance will become effective for us on January 1, 2018, with early adoption permitted. We do not believe the adoption of this guidance will have a material impact on our Consolidated Financial Statements.

In March 2016, the accounting guidance related to various aspects of share-based payment transactions was amended, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new guidance, excess tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur instead of an increase or decrease to shareholders’ equity. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. With regard to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This guidance will become effective for us on January 1, 2017, with early adoption permitted. We expect that the adoption of this guidance will have an impact on our Consolidated Financial Statements, however, the impact will be dependent upon future prices of our common stock and stock-based compensation exercise and vesting activity and therefore cannot be determined.

In February 2016, accounting guidance related to leases was issued that will require an entity to recognize leased assets and the rights and obligations created by those leased assets on the balance sheet and to disclose key information about the entity’s leasing arrangements. This guidance will become effective for us on January 1, 2019, with early adoption permitted. We expect that the adoption of this guidance will have a material impact on our Consolidated Balance Sheets and related disclosures, resulting from the recognition of significant right of use assets and related liabilities primarily related to our operating lease arrangements for space in hospitals and certain other facilities for our business and medical offices. Our evaluation of this guidance and its impacts will continue into 2017.

In May 2014, the accounting guidance related to revenue recognition was amended to outline a single, comprehensive model for accounting for revenue from contracts with customers. The new guidance will become effective for us on January 1, 2018, with early adoption permitted on January 1, 2017. Our current revenue recognition policies for our significant revenue streams materially comply with the amended guidance, therefore, we do not believe the adoption of this guidance will have a material impact on our Consolidated Financial Statements. Our evaluation of the impact the adoption of this guidance will have on our Consolidated Financial Statements will continue into 2017.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We intend to manage interest rate risk through the use of a combination of fixed rate and variable rate debt. We borrow under our Credit Agreement at various interest rate options based on the Alternate Base Rate or LIBOR rate depending on certain financial ratios. At December 31, 2016, the outstanding principal balance on our Credit Agreement was $963.5 million, composed of $783.5 million under our revolving line of credit and $180.0 million under our term loan. Considering the total outstanding balance of $963.5 million, a 1% change in interest rates would result in an impact to income before income taxes of $9.6 million per year.

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

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of

MEDNAX, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MEDNAX, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Cardon Outreach (“Cardon”) from its assessment of internal control over financial reporting as of December 31, 2016 because Cardon was acquired by the Company in a purchase business combination during 2016. We have also excluded Cardon from our audit of internal control over financial reporting. Cardon is a wholly-owned subsidiary whose total assets and consolidated net revenues represent 1% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

/s/ PricewaterhouseCoopers LLP

Ft. Lauderdale, Florida

February 10, 2017

MEDNAX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$55,698	$51,572
Short-term investments	11,286	8,853
Accounts receivable, net	495,276	444,737
Prepaid expenses	11,051	9,639
Other assets	13,817	12,968

Total current assets	587,128	527,769
Investments	78,975	63,288
Property and equipment, net	103,068	83,634
Goodwill	3,845,157	3,366,150
Intangible assets, net	668,529	424,219
Other assets	56,543	82,154

Total assets	$5,339,400	$4,547,214

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued expenses	$407,938	$395,807
Current portion of long-term debt and capital lease obligations	22,054	11,883
Income taxes payable	18,957	21,081

Total current liabilities	448,949	428,771
Line of credit	783,500	343,500
Long-term debt and capital lease obligations, net	900,128	919,320
Long-term professional liabilities	173,080	176,532
Deferred income taxes	227,802	188,956
Other liabilities	45,174	52,289

Total liabilities	2,578,633	2,109,368

Commitments and contingencies

Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000 shares authorized; 93,718 and 93,739 shares issued and outstanding, respectively	937	937
Additional paid-in capital	974,304	926,235
Retained earnings	1,785,526	1,510,356

Total MEDNAX, Inc. shareholders’ equity	2,760,767	2,437,528
Noncontrolling interests	—	318

Total equity	2,760,767	2,437,846

Total liabilities and equity	$5,339,400	$4,547,214

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for per share data)

	Years Ended December 31,
	2016	2015	2014
Net revenue	$3,183,159	$2,779,996	$2,438,913

Operating expenses:
Practice salaries and benefits	2,031,220	1,753,505	1,543,395
Practice supplies and other operating expenses	118,416	98,480	89,002
General and administrative expenses	372,572	305,915	247,527
Depreciation and amortization	89,264	64,228	45,990

Total operating expenses	2,611,472	2,222,128	1,925,914

Income from operations	571,687	557,868	512,999
Investment and other income	2,019	1,844	2,728
Interest expense	(63,092)	(23,110)	(8,891)
Equity in earnings of unconsolidated affiliate	3,185	3,127	1,780

Total non-operating expenses	(57,888)	(18,139)	(4,383)

Income before income taxes	513,799	539,729	508,616
Income tax provision	189,203	204,038	191,413

Net income	324,596	335,691	317,203
Net loss attributable to noncontrolling interests	318	629	78

Net income attributable to MEDNAX, Inc.	$324,914	$336,320	$317,281

Per common and common equivalent share data:
Net income attributable to MEDNAX, Inc.:
Basic	$3.52	$3.61	$3.22

Diluted	$3.49	$3.58	$3.18

Weighted average common shares:
Basic	92,422	93,077	98,588

Diluted	93,109	93,960	99,887

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	101,207	$1,012	$857,953	$1,484,023	$—	$2,342,988
Contributions from noncontrolling interests	—	—	—	—	1,025	1,025
Net income (loss)	—	—	—	317,281	(78)	317,203
Common stock issued under employee stock option and employee stock purchase plan	1,412	13	42,863	—	—	42,876
Issuance of restricted stock and vesting of deferred stock	573	6	(6)	—	—	—
Issuance of restricted stock for contingent consideration	12	—	705	—	—	705
Stock-based compensation expense	—	—	31,719	—	—	31,719
Forfeitures of restricted stock	(34)	—	—	—	—	—
Repurchased common stock	(7,140)	(71)	(63,836)	(424,522)		(488,429)
Excess tax benefit related to employee stock incentive plans	—	—	17,479	—	—	17,479

Balance at December 31, 2014	96,030	$960	$886,877	$1,376,782	$947	$2,265,566
Net income (loss)	—	—	—	336,320	(629)	335,691
Common stock issued under employee stock option and employee stock purchase plan	463	5	20,123	—	—	20,128
Issuance of restricted stock and vesting of deferred stock	527	5	(5)	—	—	—
Issuance of restricted stock for acquisition consideration	114	1	7,799	—	—	7,800
Stock-based compensation expense	—	—	32,129	—	—	32,129
Forfeitures of restricted stock	(30)	—	—	—	—	—
Repurchased common stock	(3,365)	(34)	(32,271)	(202,746)		(235,051)
Excess tax benefit related to employee stock incentive plans	—	—	11,583	—	—	11,583

Balance at December 31, 2015	93,739	$937	$926,235	$1,510,356	$318	$2,437,846
Net income (loss)	—	—	—	324,914	(318)	324,596
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	473	5	22,017	—	—	22,022
Issuance of restricted stock	505	5	(5)	—	—	—
Stock-based compensation expense	—	—	34,000	—	—	34,000
Forfeitures of restricted stock	(53)	(1)	1	—	—	—
Repurchased common stock	(946)	(9)	(12,075)	(49,744)		(61,828)
Excess tax benefit related to employee stock incentive plans	—	—	4,131	—	—	4,131
Balance at December 31, 2016	93,718	$937	$974,304	$1,785,526	$—	$2,760,767

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$324,596	$335,691	$317,203
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	89,264	64,228	45,990
Amortization of premiums, discounts and issuance costs	4,816	1,541	1,230
Net change in fair value of contingent consideration liabilities	772	13	(417)
Stock-based compensation expense	34,000	32,129	31,719
Equity in earnings of unconsolidated affiliate	(3,185)	(3,127)	(1,780)
Distribution of earnings from unconsolidated affiliate	2,625	2,062	—
Deferred income taxes	18,149	14,494	2,559
Changes in assets and liabilities:
Accounts receivable	(34,000)	(55,391)	(57,018)
Prepaid expenses and other current assets	(783)	(4,905)	1,506
Other long-term assets	10,035	98	907
Accounts payable and accrued expenses	11,617	(7,874)	66,039
Income taxes payable	(2,234)	(4,101)	6,998
Payments of contingent consideration liabilities	(1,037)	(1,439)	(4,071)
Long-term professional liabilities	(3,452)	(2,064)	9,284
Other liabilities	(7,405)	(2,654)	2,492

Net cash provided from operating activities	443,778	368,701	422,641

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(762,302)	(818,903)	(479,394)
Purchases of investments	(60,976)	(33,980)	(26,884)
Proceeds from maturities of investments	41,325	31,956	20,735
Purchases of property and equipment	(39,264)	(27,073)	(18,061)

Net cash used in investing activities	(821,217)	(848,000)	(503,604)

Cash flows from financing activities:
Borrowings on credit agreement	1,940,000	2,121,500	1,754,500
Payments on credit agreement	(1,510,000)	(2,156,000)	(1,213,500)
Proceeds from issuance of senior notes	—	750,000	—
Payments for financing costs	—	(14,190)	(4,281)
Payments of contingent consideration liabilities	(10,740)	(12,856)	(11,740)
Payments on capital lease obligations	(2,130)	(2,171)	(159)
Excess tax benefit from exercises of stock options and vesting of restricted and deferred stock	4,241	11,583	17,462
Proceeds from issuance of common stock	22,022	20,128	42,876
Contribution from noncontrolling interests	—	—	1,025
Repurchases of common stock	(61,828)	(235,051)	(488,429)

Net cash provided from financing activities	381,565	482,943	97,754

Net increase in cash and cash equivalents	4,126	3,644	16,791
Cash and cash equivalents at beginning of year	51,572	47,928	31,137

Cash and cash equivalents at end of year	$55,698	$51,572	$47,928

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$60,453	$20,367	$7,323
Income taxes	$175,962	$181,005	$161,841
Non-cash investing and financing activities:
Value of common stock issued for an acquisition	$—	$7,800	$—
Equipment financed through capital leases	$1,619	$3,135	$1,244
Property and equipment included in accounts payable	$2,673	$1,800	$—

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

MEDNAX also provides teleradiology services to hospital, health system and radiology group facilities in all 50 states, the District of Columbia and Puerto Rico through a network of affiliated radiologists. In addition to its national physician network, the Company also provides services nationwide to healthcare providers, including its own, through complementary businesses including a management services organization specializing in full-service revenue cycle management and a consulting services company.

2.    Summary of Significant Accounting Policies:

Principles of Presentation

The consolidated financial statements include all the accounts of the Company and its subsidiaries combined with the accounts of the affiliated professional contractors with which the Company currently has specific management arrangements. The Company’s agreements with affiliated professional contractors provide that the term of the arrangements are in most cases permanent, subject only to termination by the Company, except in the case of gross negligence, fraud or bankruptcy of the Company. The Company has the right to receive income, both as ongoing fees and as proceeds from the sale of its interest in the Company’s affiliated professional contractors, in an amount that fluctuates based on the performance of the affiliated professional contractors and the change in the fair value of the Company’s interest in the affiliated professional contractors. The Company has exclusive responsibility for the provision of all non-medical services required for the day-to-day operation and management of the Company’s affiliated professional contractors and establishes the guidelines for the employment and compensation of the physicians. In addition, the agreements provide that the Company has the right, but not the obligation, to purchase, or to designate a person(s) to purchase, the stock of the Company’s affiliated professional contractors for a nominal amount. Separately, in its sole discretion, the Company has the right to assign its interest in the agreements. Based upon the provisions of these agreements, the Company has determined that the affiliated professional contractors are variable interest entities and that the Company is the primary beneficiary as defined in the accounting guidance for consolidation. All significant intercompany and interaffiliate accounts and transactions have been eliminated.

The Company is a partner in a joint venture in which it owns a 75% economic interest. The Company has a management agreement with the joint venture and, based on the terms of the agreement, the Company has determined that the joint venture is a variable interest entity for which the Company is the primary beneficiary as defined in the accounting guidance for consolidation. Accordingly, the financial results of the joint venture are fully consolidated into the Company’s operating results. The equity interests of the outside investor in the equity and results of operations of this consolidated entity are accounted for and presented as noncontrolling interests. In addition, the Company is a partner in a second joint venture in which it owns a 37.5% economic interest. The Company accounts for this joint venture under the equity method of accounting because the Company exercises significant influence over, but does not control, this entity.

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

New Accounting Pronouncements

In January 2017, the accounting guidance related to goodwill impairment was amended to remove step two of the impairment test that requires a hypothetical purchase price allocation in order to measure the amount of any impairment. Under the new guidance, only a single-step quantitative test is required and any goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value. The new guidance does not amend the optional alternative to perform a qualitative assessment to determine if a quantitative goodwill impairment test is necessary. This guidance will become effective for the Company on January 1, 2020, with early adoption permitted. The Company does not believe the adoption of this guidance will have an impact on its Consolidated Financial Statements.

In January 2017, the accounting guidance related to business combinations was amended to clarify the definition of a business. This guidance will become effective for the Company on January 1, 2018, with early adoption permitted. The Company does not believe the adoption of this guidance will have an impact on its Consolidated Financial Statements.

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

In March 2016, the accounting guidance related to various aspects of share-based payment transactions was amended, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new guidance, excess tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur instead of an increase or decrease to shareholders’ equity. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. With regard to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This guidance will become effective for the Company on January 1, 2017, with early adoption permitted. The Company expects that the adoption of this guidance will have an impact on its Consolidated Financial Statements, however, the impact will be dependent upon future prices of the Company’s common stock and stock-based compensation exercise and vesting activity and therefore cannot be determined.

In February 2016, accounting guidance related to leases was issued that will require an entity to recognize leased assets and the rights and obligations created by those leased assets on the balance sheet and to disclose key information about the entity’s leasing arrangements. This guidance will become effective for the Company on January 1, 2019, with early adoption permitted upon issuance of the guidance. The Company expects that the adoption of this guidance will have a material impact on its Consolidated Balance Sheets and related disclosures, resulting from the recognition of significant right of use assets and related liabilities primarily related to its operating lease arrangements for space in hospitals and certain other facilities for its business and medical offices. The Company’s evaluation of this guidance and its impacts will continue into 2017.

In May 2014, the accounting guidance related to revenue recognition was amended to outline a single, comprehensive model for accounting for revenue from contracts with customers. The new guidance will become effective for the Company on January 1, 2018, with early adoption permitted on January 1, 2017. The Company’s current revenue recognition policies for its significant revenue streams materially comply with the amended guidance, therefore, the Company does not believe the adoption of this guidance will have a material impact on its Consolidated Financial Statements. The Company’s evaluation of the impact the adoption of this guidance will have on its Consolidated Financial Statements will continue into 2017.

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

The following table summarizes the Company’s net revenue by service line (in percentages):

	Years Ended December 31,
	2016	2015	2014
Neonatology and other pediatric subspecialties	39%	44%	50%
Anesthesiology	39%	37%	36%
Maternal-fetal medicine	8%	9%	9%
Radiology	6%	4%	—
Management services	5%	2%	1%
Pediatric cardiology	3%	4%	4%

	100%	100%	100%

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

In addition, the Company generates revenue for services rendered under various coding and billing contracts. Contract terms are specific to each customer and may include a combination of a flat fee for coding of medical charts, a fixed fee per patient visit as well as a percentage of cash collections received by the providers. Revenue for flat and fixed fee arrangements is recognized in the month the coding occurs or the patient visit occurs. Revenue for percentage fees are recognized in the month that cash is collected for customers from payors. Revenue recorded for these services during 2016 were immaterial.

Accounts receivable are primarily amounts due under fee-for-service contracts from third-party payors, such as insurance companies, self-insured employers and patients and government-sponsored healthcare programs geographically dispersed throughout the United States and its territories. Concentration of credit risk relating to accounts receivable is limited by the number, diversity and geographic dispersion of the business units managed by the Company, as well as by the large number of patients and payors, including the various governmental agencies in the states in which the Company provides services. Receivables from government agencies made up approximately 17% and 19% of net accounts receivable at December 31, 2016 and 2015, respectively.

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

The Company intends and has the ability to hold its held-to-maturity securities to maturity, and therefore carries such investments at amortized cost in accordance with the provisions of the accounting guidance for investments in debt securities.

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

Business Acquisitions

The Company accounts for all business acquisitions at fair value and expenses acquisition costs as they are incurred. Any identifiable assets acquired and liabilities assumed are recognized and measured at their respective fair values on the acquisition date. If information about facts and circumstances existing as of the acquisition date is incomplete at the end of the reporting period in which a business acquisition occurs, the Company will report provisional amounts for the items for which the accounting is incomplete. The measurement period ends once the Company receives sufficient information to finalize the fair values; however, the period will not exceed one year from the acquisition date. Prior to January 1, 2016, any material adjustments recognized during the measurement period were required to be reflected retrospectively in the Consolidated Financial Statements of the subsequent period. Beginning on January 1, 2016, any adjustments to provisional amounts that are identified during the measurement period are required to be recognized in the reporting period in which the adjustment amounts are determined.

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

Goodwill and Other Intangible Assets

The Company records acquired assets and assumed liabilities at their respective fair values under the acquisition method of accounting. Goodwill represents the excess of cost over the fair value of the net assets acquired. Intangible assets with finite lives, principally physician and hospital agreements, customer relationships, patented technology and trade names, are recognized apart from goodwill at the time of acquisition based on the contractual-legal and separability criteria established in the accounting guidance. Intangible assets with finite lives are amortized on either an accelerated basis based on the annual undiscounted economic cash flows associated with the particular intangible asset or on a straight-line basis over their estimated useful lives. Intangible assets with finite lives are amortized over periods of one to 20 years.

Goodwill is tested for impairment at a reporting unit level on at least an annual basis in accordance with the subsequent measurement provisions of the accounting guidance for goodwill. The Company defines a reporting unit based upon its management structure for services provided in specific regions of the United States. The testing for impairment is completed using a two-step test. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, a second step is performed to determine the amount of any impairment loss. The Company uses income and market-based valuation approaches to determine the fair value of its reporting units. These approaches focus on discounted cash flows and market multiples based on the Company’s market capitalization to derive the fair value of a reporting unit. The Company also considers the economic outlook for the healthcare services industry and various other factors during the testing process, including hospital and physician contract changes, local market developments, changes in third-party payor payments, and other publicly available information. The Company completed annual impairment tests in the third quarter of each of 2016, 2015 and 2014 and determined that goodwill was not impaired in any of the three years.

Long-Lived Assets

The Company is required to evaluate long-lived assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. The recoverability of such assets is measured by a comparison of the carrying value of the assets to the future undiscounted cash flows before interest charges to be generated by the assets. If long-lived assets are impaired, the impairment to be recognized is measured as the excess of the carrying value over the fair value. Long-lived assets held for disposal are reported at the lower of the carrying value or fair value less disposal costs. The Company does not believe there are any indicators that would require an adjustment to such assets or their estimated periods of recovery at December 31, 2016 pursuant to current accounting standards.

Common Stock Repurchases

The Company repurchases shares of its common stock as authorized from time to time by its Board of Directors. The Company treats repurchased shares of its common stock as retired as any repurchased shares become authorized but unissued shares. The reacquisition cost of repurchased shares is recorded as a reduction in the respective components of shareholders’ equity.

Professional Liability Coverage

The Company maintains professional liability insurance policies with third-party insurers generally on a claims-made basis, subject to deductibles or self-insured retention, exclusions and other restrictions. The Company’s self-insured retention under its professional liability insurance program is maintained primarily through a wholly owned captive insurance subsidiary. The Company records an estimate of liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Liabilities for claims incurred but not reported are not discounted.

Income Taxes

The Company records deferred income taxes using the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. If it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is provided against such deferred tax assets. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.

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

Stock Incentive Plans

The Company grants stock-based awards consisting primarily of restricted stock to key employees under its Amended and Restated 2008 Incentive Compensation Plan. The Company measures the cost of employee services received in exchange for stock-based awards based on grant-date fair value and allocates the resulting compensation expense over the corresponding requisite service period using the graded vesting attribution method. The Company also performs analyses to estimate forfeitures of stock-based awards on an annual basis and adjusts the estimates as necessary based on the number of awards that ultimately vest.

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

Fair Value Measurements

In accordance with the accounting guidance for fair value measurements and disclosures, the Company carries its money market funds included in cash and cash equivalents at fair value. In accordance with the three-tier fair value hierarchy under this guidance, the Company determined the fair value using quoted market prices, a Level 1 input as defined under the accounting guidance for fair value measurements. At December 31, 2016 and 2015, the Company’s money market funds had a fair value of $12.4 million and $13.9 million, respectively.

The Company also carries the cash surrender value of life insurance related to its deferred compensation arrangements at fair value. The investments underlying the life insurance contracts consist primarily of exchange-traded equity securities and mutual funds with quoted prices in active markets. In accordance with the three-tier fair value hierarchy, the Company determined the fair value using the cash surrender value of the life insurance, a Level 2 input as defined under the accounting guidance for fair value measurements. At December 31, 2016 and 2015, the Company’s cash surrender value of life insurance had a fair value of $15.8 million and $14.5 million, respectively.

In addition, the Company carries its contingent consideration liabilities related to acquisitions at fair value. In accordance with the three-tier fair value hierarchy, the Company determined the fair value of its contingent consideration liabilities using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3, or unobservable inputs as defined under the accounting guidance for fair value measurements. At December 31, 2016 and 2015, the Company’s contingent consideration liabilities had a fair value of $17.3 million and $24.9 million, respectively. See Note 6 for more information regarding the Company’s contingent consideration liabilities.

The carrying amounts of cash equivalents, short-term investments, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments. The carrying values of long-term investments, line of credit, variable rate long-term debt and capital lease obligations approximate fair value. If the Company’s investments were measured at fair value, they would be categorized as Level 2 in the fair value hierarchy. If the Company’s line of credit and variable long-term debt were measured at fair value, they would be categorized as Level 2 in the fair value hierarchy. See Note 10 for information regarding the fair value of the Company’s 5.25% senior unsecured notes due 2023 (the “2023 Notes”).

3.    Investments:

Investments held are summarized as follows (in thousands):

	December 31, 2016		December 31, 2015
	Short-Term	Long-Term	Short-Term	Long-Term
Municipal debt securities	$10,306	$46,513	$8,608	$34,858
Federal home loan securities	—	28,747	—	26,715
Certificates of deposit	980	3,715	245	1,715

	$11,286	$78,975	$8,853	$63,288

Contractual maturities of long-term investments are summarized as follows (in thousands):

	December 31,
	2016	2015
Due after one year through five years	$70,005	$60,383
Due after five years through seven years	8,970	2,905

	$78,975	$63,288

4.    Accounts Receivable and Net Revenue:

Accounts receivable, net consists of the following (in thousands):

	December 31,
	2016	2015
Gross accounts receivable	$1,719,642	$1,574,038
Allowance for contractual adjustments and uncollectibles	(1,224,366)	(1,129,301)

	$495,276	$444,737

Net revenue consists of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Gross revenue	$10,374,813	$8,942,957	$7,662,556
Contractual adjustments and uncollectibles	(7,464,030)	(6,389,195)	(5,403,437)
Hospital contract administrative fees	272,376	226,234	179,794

	$3,183,159	$2,779,996	$2,438,913

Accounts receivable of $495.3 million and $444.7 million at December 31, 2016 and 2015, respectively, consist primarily of amounts due from government-sponsored healthcare programs and third-party insurance payors for services provided by the Company’s affiliated physicians.

Net revenue of $3.2 billion, $2.8 billion and $2.4 billion for the years ended December 31, 2016, 2015 and 2014, respectively, consists primarily of gross billed charges for services provided by the Company’s affiliated physicians less an estimated allowance for contractual adjustments and uncollectibles to properly account for the anticipated differences between gross billed charge amounts and expected reimbursement amounts.

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

5.    Property and Equipment:

Property and equipment consists of the following (in thousands):

	December 31,
	2016	2015
Building	$26,572	$26,382
Land	6,683	6,683
Equipment and other	213,521	169,903

	246,776	202,968
Accumulated depreciation	(143,708)	(119,334)

	$103,068	$83,634

At December 31, 2016 and 2015, property and equipment includes medical and other equipment held under capital leases of $6.2 million and $5.4 million, and related accumulated depreciation of $4.0 million and $2.3 million, respectively. The Company recorded depreciation expense of $29.0 million, $22.2 million and $15.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

6.    Business Acquisitions:

During the year ended December 31, 2016, the Company completed 15 acquisitions, of which 13 were physician group practices including eight anesthesiology practices, two other pediatric subspecialty practices, one neonatology practice, one maternal-fetal medicine practice and one pediatric cardiology practice. In addition, the Company acquired a third-party receivables company and a patient engagement software company as additions to its existing management services organization. The total consideration for the 15 acquisitions was $759.6 million, net of $15.0 million cash acquired, of which $756.1 million was paid in cash and $3.5 million was recorded as a contingent consideration liability.

The 13 physician practice acquisitions expand the Company’s national network of physician practices. The Company expects to improve the results of these physician practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based on the significant infrastructure it has developed. The acquisitions of the third-party receivables company and patient engagement software company are expected to further enhance the Company’s service offerings to its hospital and health system partners as part of its management services organization.

The Company’s preliminary allocation of purchase price is as follows (in thousands):

	Third-Party Receivables Acquisition	Other Acquisitions	Total
Current assets	$17,819	$200	$18,019
Property and equipment	5,807	866	6,673
Other noncurrent assets	115	689	804
Goodwill	190,977	299,005	489,982
Other intangible assets	221,870	82,756	304,626
Current liabilities	(5,863)	(333)	(6,196)
Deferred income tax liabilities—long-term	(31,114)	(22,388)	(53,502)
Other long-term liabilities	(829)	—	(829)

	$398,782	$360,795	$759,577

The Company recorded provisional estimates for deferred income taxes related to the third-party receivables acquisition. The final income tax acquisition accounting is expected to be completed during the measurement period, and management does not believe any adjustments to the provisional amounts will be material.

The contingent consideration of $3.5 million recorded during the year ended December 31, 2016 is related to an agreement to pay an additional cash amount based on the achievement of certain performance measures for up to five years after the acquisition date. The accrued contingent consideration was recorded as a liability at acquisition-date fair value using the income approach with assumed discount rates ranging from 4.5% to 5.3% over the applicable terms and an assumed payment probability of 100% over the applicable years. The range of the undiscounted amount the Company could pay under the contingent consideration agreement is between $0 and $4.1 million. In addition, during the year ended December 31, 2016, the Company paid $11.8 million for contingent consideration related to certain prior-period acquisitions, of which all but the accretion recorded during 2016 was accrued as of December 31, 2015.

In connection with certain prior-period acquisitions, the Company also made additional cash payments of $6.2 million, recorded an increase in deferred tax assets of $19.9 million, a decrease in current assets of $0.2 million, an increase of $2.5 million in deferred tax liabilities and a net decrease of $11.0 million in goodwill for measurement-period adjustments resulting from the finalization of certain income tax acquisition accounting. These adjustments did not have a material impact on the Company’s Consolidated Financial Statements in any period; therefore, the Company has not retrospectively adjusted such statements.

During 2015, the Company completed 12 acquisitions, composed of 10 physician group practices, a leading teleradiology physician services company and a complementary third-party receivables company for total consideration of $853.3 million, inclusive of cash acquired, of which $818.3 million was paid in cash, net of $23.0 million in cash acquired, $7.8 million was paid by issuing 114,306 shares of the Company’s common stock, $3.8 million was recorded as a contingent consideration liability, and $0.4 million was recorded within other current liabilities.

The results of operations of the acquisitions completed during the year ended December 31, 2016 and 2015 have been included in the Company’s Consolidated Financial Statements from the dates of acquisition. The following unaudited pro forma information combines the consolidated results of operations of the Company on a GAAP basis and the acquisitions completed during 2016 and 2015, including adjustments for pro forma amortization and interest expense, as if the transactions had occurred on January 1, 2015 and January 1, 2014, respectively (in thousands, except per share data):

	Years Ended December 31,
	2016	2015
Pro forma net revenue	$3,336,120	$3,276,266
Pro forma net income	329,720	348,788
Pro forma net income per common share (1):
Basic	$3.57	$3.75
Diluted	$3.54	$3.71
Weighted average common shares (1):
Basic	92,422	93,077
Diluted	93,109	93,960

(1)	The comparison of net income per common share is affected by the changes in the number of weighted average shares outstanding in each period.

The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of the periods indicated, nor are they indicative of the results of future combined operations.

7.    Goodwill and Intangible Assets:

Goodwill was $3.8 billion and $3.4 billion at December 31, 2016 and 2015, respectively. The change in the carrying amount of goodwill of $479.0 million during the year ended December 31, 2016 is primarily related to the Company’s 2016 acquisitions. The Company expects that $179.8 million of the goodwill recorded during the year ended December 31, 2016 will be deductible for tax purposes. The change in the carrying amount of goodwill during the year ended December 31, 2015 of $590.0 million related to the 2015 acquisitions.

Intangible assets, net, consist of the following (in thousands):

	December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Physician and hospital agreements	$347,862	$(168,488)	$179,374
Customer relationships	443,300	(27,368)	415,932
Trade names	43,156	(1,604)	41,552
Patented and other technology	37,503	(5,832)	31,671

	$871,821	$(203,292)	$668,529

	December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Physician and hospital agreements	$265,465	$(130,050)	$135,415
Customer relationships	248,880	(10,612)	238,268
Trade names	28,620	(597)	28,023
Patented and other technology	24,230	(1,717)	22,513

	$567,195	$(142,976)	$424,219

During the year ended December 31, 2016, the Company recorded intangible assets related to acquisitions totaling $304.6 million, consisting of physician and hospital agreements of $82.4 million, customer relationships of $194.4 million, trade names of $14.5 million and patented and other technology of $13.3 million. The weighted-average amortization periods for these physician and hospital agreements, customer relationships, trade names and patented technology are approximately 10, 20, 20 and 10 years, respectively.

Amortization expense for intangible assets was $60.3 million, $42.0 million and $30.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Amortization expense for existing intangible assets for the next five years is expected to be as follows (in thousands):

2017	$65,560
2018	61,374
2019	57,060
2020	51,298
2021	44,896

8.    Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2016	2015
Accounts payable	$28,474	$21,969
Accrued salaries and bonuses	220,635	233,499
Accrued payroll taxes and benefits	67,830	58,979
Accrued professional liabilities	28,972	25,995
Accrued contingent consideration	6,566	13,565
Accrual for uncertain tax positions	—	7,000
Accrued interest	4,511	2,655
Other accrued expenses	50,950	32,145

	$407,938	$395,807

9.    Accrued Professional Liabilities:

At December 31, 2016 and 2015, the Company’s total accrued professional liabilities of $202.1 million and $202.5 million, respectively, includes incurred but not reported loss reserves of $128.1 million and $135.1 million, respectively, and loss reserves for reported claims associated with self-insured retention amounts through the Company’s wholly owned captive insurance subsidiary of $74.0 million and $67.4 million, respectively.

The activity related to the Company’s total accrued professional liability for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Balance at beginning of year	$202,527	$168,369	$158,691
Assumed liabilities through acquisition	—	35,968	—

Provision (adjustment) for losses related to:
Current year	38,129	39,204	39,386
Prior years	(25,428)	(25,797)	(16,125)

Total provision for losses	12,701	13,407	23,261

Claim payments related to:
Current year	(766)	(1,382)	(293)
Prior years	(12,410)	(13,835)	(13,290)

Total payments	(13,176)	(15,217)	(13,583)

Balance at end of year	$202,052	$202,527	$168,369

The net decrease in the Company’s total accrued professional liability for the year ended December 31, 2016 is primarily related to overall favorable trends in the Company’s claims experience. The net increase in 2015 was primarily attributable to the assumption of a professional liability program in connection with an acquisition.

10.    Line of Credit, Long-Term Debt and Capital Lease Obligations:

The Company’s credit agreement, as amended (the “Credit Agreement”) provides for a $1.7 billion unsecured revolving credit facility and a $200.0 million term loan and includes a $75.0 million sub-facility for swingline loans and a $37.5 million sub-facility for the issuance of letters of credit. The Company may increase the Credit Agreement to up to $2.2 billion on an unsecured basis, subject to the satisfaction of specified conditions. The Credit Agreement matures on October 29, 2019 and is guaranteed by substantially all of the Company’s subsidiaries and affiliated professional contractors. At the Company’s option, borrowings under the Credit Agreement (other than swingline loans) will bear interest at (i) the Alternate Base Rate (defined as the higher of (a) the prime rate, (b) the Federal Funds Rate plus 1/2 of 1.00% and (c) LIBOR for an interest period of one month plus 1.00%) plus an applicable margin rate ranging from 0.125% to 0.750% based on the Company’s consolidated leverage ratio or (ii) the LIBOR rate plus an applicable margin rate ranging from 1.125% to 1.750% based on the Company’s consolidated leverage ratio. Swingline loans will bear interest at the alternate base rate plus the applicable margin. The Credit Agreement also calls for other customary fees and charges, including an unused commitment fee ranging from 0.150% to 0.300% of the unused lending commitments, based on the Company’s consolidated leverage ratio.

The Credit Agreement contains customary covenants and restrictions, including covenants that require the Company to maintain a minimum interest coverage ratio, not to exceed a specified consolidated leverage ratio and to comply with laws. The Credit Agreement permits the Company to pay dividends and make certain other distributions, subject to limitations specified therein. Failure to comply with these covenants would constitute an event of default under the Credit Agreement, notwithstanding the ability of the Company to meet its debt service obligations. The Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement. At December 31, 2016, the Company believes it was in compliance, in all material respects, with the financial covenants and other restrictions applicable under the Credit Agreement.

On December 8, 2015, the Company completed a private offering of $750.0 million aggregate principal amount of 2023 Senior Notes. The Company’s obligations under the 2023 Senior Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee the Credit Agreement. Interest on the 2023 Senior Notes accrues at the rate of 5.25% per annum and is payable semi-annually in arrears on June 1 and December 1.

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

The Company presents issuance costs related to long-term debt liabilities, other than revolving credit arrangements, as a direct deduction from the carrying value of that long-term debt.

The carrying value of the Company’s long-term debt was $1.7 billion and $1.3 billion at December 31, 2016 and 2015, respectively, and consisted of the following (in thousands):

	December 31, 2016
	Principal	Unamortized Debt Issuance Costs	Total
2023 Senior Notes	$750,000	$(11,109)	$738,891
Revolving line of credit	783,500	—	783,500
Term loan	180,000	(259)	179,741

	1,713,500	(11,368)	1,702,132
Less: Current portion	(20,000)	—	(20,000)

Long-term portion	$1,693,500	$(11,368)	$1,682,132

	December 31, 2015
	Principal	Unamortized Debt Issuance Costs	Total
2023 Senior Notes	$750,000	$(12,695)	$737,305
Revolving line of credit	343,500	—	343,500
Term loan	190,000	(401)	189,599

	1,283,500	(13,096)	1,270,404
Less: Current portion	(10,000)	—	(10,000)

Long-term portion	$1,273,500	$(13,096)	$1,260,404

The Company has outstanding letters of credit which reduced the amount available under the Credit Agreement by $0.4 million at December 31, 2016. At December 31, 2016, the Company had an available balance on its Credit Agreement of $916.1 million.

The carrying values of the Company’s variable rate revolving line of credit and term loan approximate fair value due to the short-term nature of the interest rates. The estimated fair value of the Company’s 2023 Notes was $773.4 million and $753.8 million, at December 31, 2016 and 2015, respectively, and was estimated using trading prices as of December 31, 2016 and December 31, 2015 as Level 2 inputs to estimate fair value.

Aggregate annual maturities of the Company’s term loan and 2023 Senior Notes as of December 31, 2016 are as follows (in thousands):

2017	$20,000
2018	30,000
2019	130,000
2020	—
Thereafter	750,000

The Company’s capital lease obligations consist of the following (in thousands):

	December 31,
	2016	2015
Capital lease obligations	$3,550	$4,299
Less: Current portion	(2,054)	(1,883)

Long-term portion	$1,496	$2,416

The amounts due under the terms of the Company’s capital lease obligations at December 31, 2016 are as follows:

2017	$2,054
2018	1,193
2019	156
2020	84
2021	63

11.    Income Taxes:

The components of the income tax provision are as follows (in thousands):

	December 31,
	2016	2015	2014
Federal:
Current	$166,758	$168,596	$167,745
Deferred	15,596	12,866	2,262

	182,354	181,462	170,007

State:
Current	4,296	20,948	21,109
Deferred	2,553	1,628	297

	6,849	22,576	21,406

Total	$189,203	$204,038	$191,413

The Company files its tax return on a consolidated basis with its subsidiaries. The remaining affiliated professional contractors file tax returns on an individual basis.

The effective tax rate was 36.80%, 37.76% and 37.63% for the years ended December 31, 2016, 2015 and 2014, respectively. During the three months ended September 30, 2016, the Company settled a certain tax matter with a taxing authority. In connection with this settlement, the Company’s effective income tax rate was favorably impacted by $10.6 million. After excluding this favorable impact, the effective tax rate for December 31, 2016 was 38.87%, as compared to 37.76% for 2015. The increase primarily relates to non-recurring discrete items that occurred in 2015 and an increase in the valuation allowance on deferred tax assets in 2016.

The differences between the effective rate and the United States federal income tax statutory rate are as follows:

	December 31,
	2016	2015	2014
Tax at statutory rate	35.00%	35.00%	35.00%
State income tax, net of federal benefit	2.94	2.97	2.74
Non-deductible expenses	0.43	0.34	0.33
Change in accrual estimates relating to uncertain tax positions	(2.11)	(0.43)	(0.59)
Change in valuation allowance	0.48	0.29	—
Other, net	0.06	(0.41)	0.15

Income tax provision	36.80%	37.76%	37.63%

All of the Company’s deferred tax assets and liabilities are classified as long-term. The significant components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2016	2015
Allowance for uncollectible accounts	$103,525	$82,928
Reserves and accruals	62,212	66,655
Stock-based compensation	13,726	13,662
Net operating loss carryforward	49,156	51,505
Property and equipment	1,621	3,116
Other	1,610	2,723

Deferred tax assets before valuation allowance	231,850	220,589
Less: Valuation allowance	(4,014)	(1,552)

Deferred tax assets, net of valuation allowance	227,836	219,037

Gross deferred tax liabilities:
Amortization	(380,594)	(311,303)
Accrual to cash adjustment	(53,771)	(55,046)
Other	(1,023)	(6,693)

Total deferred tax liabilities	(435,388)	(373,042)

Net deferred tax liability	$(207,552)	$(154,005)

The income tax benefit related to the exercise of stock options, the vesting of restricted and deferred stock and the purchase of shares under the Company’s non-qualified employee stock purchase plan in excess of amounts recorded as equity compensation expense reduces taxes currently payable and is credited to additional paid-in capital. Such amounts totaled $4.2 million, $11.6 million and $17.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company has net operating loss carryforwards for federal and state tax purposes totaling $130.0 million, $136.6 million, and $29.0 million at December 31, 2016, 2015 and 2014, respectively, expiring at various times in 2019 through 2036. The change in net operating loss carryforwards in 2015 as compared to 2014 was primarily due to timing differences related to the recognition of income for tax purposes associated with acquisitions.

As of December 31, 2016, 2015 and 2014, the Company’s liability for uncertain tax positions, excluding accrued interest and penalties, was $9.5 million, $18.4 million and $17.2 million, respectively. As of December 31, 2016, the Company had $9.5 million of uncertain tax positions that, if recognized, would favorably impact its effective tax rate.

The following table summarizes the activity related to the Company’s liability for uncertain tax positions for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Years Ended December 31,
	2016	2015	2014
Balance at beginning of year	$18,447	$17,165	$14,902
Increases related to prior year tax positions	301	467	40
Decreases related to prior year tax positions	(3,927)	(1,168)	—
Increases related to current year tax positions	2,258	3,675	3,750
Settlements	(5,644)	—	—
Decreases related to lapse of statutes of limitations	(1,966)	(1,692)	(1,527)

Balance at end of year	$9,469	$18,447	$17,165

During the year ended December 31, 2016, the Company decreased its liability for uncertain tax positions by a total of $9.0 million, primarily related to the settlement of a certain tax matter with a taxing authority and the expiration of statutes of limitation, partially offset by additional taxes on current year positions. During the year ended December 31, 2015, the Company increased its liability for uncertain tax positions by $1.2 million, primarily related to additional taxes on current year positions, partially offset by decreases due to the expiration of statutes of limitation and current year tax positions.

In addition, the Company anticipates that its liability for uncertain tax positions will be increased by $2.2 million for additional taxes and decreased by $2.1 million related to the expiration of certain statutes of limitation over the next 12 months.

The Company includes interest and penalties related to income tax liabilities in income tax expense. The Company recognized an income tax benefit of $7.9 million and income tax expense of $0.6 million and $0.3 million related to interest and penalties during the years ended December 31, 2016, 2015 and 2014, respectively. The 2016 benefit was primarily related to the settlement of the tax matter discussed above. At December 31, 2016 and 2015, the Company’s accrued liability for interest and penalties related to income tax liabilities totaled $1.4 million and $9.3 million, respectively.

The Company is currently subject to U.S. Federal and various state income tax examinations for the tax years 2012 through 2015.

12.    Common and Common Equivalent Shares:

The calculation of shares used in the basic and diluted net income per share calculation for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Weighted average number of common shares outstanding	92,422	93,077	98,588
Weighted average number of dilutive common share equivalents	687	883	1,299

Weighted average number of common and common equivalent shares outstanding	93,109	93,960	99,887

Antidilutive securities not included in the diluted net income per common share calculation	2	—	1

13.    Stock Incentive Plans and Stock Purchase Plans:

The Company’s Amended and Restated 2008 Incentive Compensation Plan, as amended (the “Amended and Restated 2008 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property.

Under the Amended and Restated 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards generally vest upon the satisfaction of specified performance-based conditions or service-based conditions. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. At December 31, 2016, the Company had 4.5 million shares available for future grants and awards under its Amended and Restated 2008 Incentive Plan.

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

Each of the ESPP and the SPP provide for the issuance of an of aggregate 2.6 million shares of the Company’s common stock less the number of shares of common stock purchased under the other plan. The Company recognizes stock-based compensation expense for the discount received by participating employees and non-employee service providers. During the year ended December 31, 2016, 0.3 million shares were issued under the ESPP and SPP. At December 31, 2016, the Company had 2.3 million shares in aggregate reserved for issuance under the ESPP and SPP.

The Company recognized $34.0 million, $32.1 million and $31.7 million of stock-based compensation expense related to its stock incentive plans, the ESPP and the SPP during the years ended December 31, 2016, 2015 and 2014, respectively.

The activity related to the Company’s restricted stock awards and the corresponding weighted average grant-date fair values for the year ended December 31, 2016 are as follows:

	Number of Shares	Weighted Average Fair Value
Non-vested shares at January 1, 2016	1,013,791	$61.50
Awarded	504,943	$67.90
Forfeited	(52,957)	$66.18
Vested	(519,448)	$57.31

Non-vested shares at December 31, 2016	946,329	$66.98

The aggregate fair value of the restricted and deferred stock that vested during the years ended December 31, 2016, 2015 and 2014 was $29.8 million, $31.6 million and $28.2 million, respectively.

The weighted average grant-date fair value of restricted and deferred stock awards that were granted during the years ended December 31, 2016, 2015 and 2014 was $67.90, $70.44 and $57.73, respectively.

At December 31, 2016, the total stock-based compensation cost related to non-vested restricted stock remaining to be recognized as compensation expense over a weighted-average period of 1.5 years was $28.5 million.

The Company did not grant any stock options during 2016 or 2015, and all stock-based compensation cost related to stock options has been recognized. The activity and certain other information related to the Company’s outstanding stock option awards for the year ended December 31, 2016 are as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2016	585,387	$27.96
Exercised	(175,101)	$27.08		$6.8

Outstanding and exercisable at December 31, 2016	410,286	$28.33	2.0	$15.7

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $6.8 million, $11.3 million and $38.8 million, respectively.

The net excess tax benefit recognized in additional paid-in capital related primarily to stock options, restricted stock and deferred stock for the years ended December 31, 2016, 2015 and 2014 was $4.1 million, $11.6 million and $17.5 million, respectively. The cash proceeds received from the exercise of stock options for the years ended December 31, 2016, 2015 and 2014 were $4.7 million, $6.1 million and $30.1 million, respectively.

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

During the year ended December 31, 2016, the Company repurchased 0.9 million shares of its common stock for $61.8 million, inclusive of 46,490 shares withheld to satisfy minimum stock withholding obligations of $3.2 million in connection with the vesting of restricted stock.

In October 2014, the Company announced that its Board of Directors had authorized the repurchase of up to $600.0 million of shares of the Company’s common stock in addition to its existing share repurchase program.

In December 2014, the Company entered into uncollared accelerated share repurchase (“ASR”) agreement with an investment bank. Under the ASR agreement, the Company agreed to purchase $200.0 million of its common stock in total. On December 17, 2014, the Company paid a total of $200.0 million to an investment bank, which in turn delivered to the Company 2.5 million shares of the Company’s common stock in total based on the market price of a share of Company common stock on December 12, 2014. The payment was recorded as a reduction to the respective components of shareholders’ equity. The final number of shares of common stock that the Company may receive, or may be required to remit, upon settlement under the ASR agreement was to be based upon the average daily volume weighted-average price of the Company’s common stock during the term of the ASR agreement, less a negotiated discount. The ASR agreement was funded by borrowings under the Company’s Credit Agreement discussed in Note 10. Final settlement of the ASR occurred in July 2015 with the delivery to the Company of 0.3 million additional shares of common stock. The final number of shares of common stock that the Company received was based upon the average daily volume weighted-average price of the Company’s common stock during the term of the ASR agreement, less a negotiated discount.

In March 2015, the Company entered into a second uncollared ASR agreement with an investment bank. Under the ASR agreement, the Company agreed to purchase $200.0 million of its common stock in total. On March 16, 2015, the Company paid a total of $200.0 million to an investment bank, which in turn delivered to the Company 2.2 million shares of the Company’s common stock in total based on the market price of a share of Company common stock on March 12, 2015. The ASR agreement was funded by borrowings under the Company’s Credit Agreement, and the payment was recorded as a reduction to the respective components of shareholders’ equity. Final settlement of the ASR occurred in October 2015 with the delivery to the Company of 0.3 million additional shares of common stock. The final number of shares of common stock that the Company received was based upon the average daily volume weighted-average price of the Company’s common stock during the term of the ASR agreement, less a negotiated discount.

During the year ended December 31, 2015, the Company repurchased 3.4 million shares of its common stock for $235.1 million, inclusive of shares delivered to the Company under the ASR agreements, and 18,282 shares withheld to satisfy minimum stock withholding obligations of $1.5 million in connection with the vesting of restricted stock units.

The Company intends to utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

15.    Retirement Plans:

The Company maintains six qualified contributory savings plans as allowed under Section 401(k) of the Internal Revenue Code and Section 1165(e) of the Puerto Rico Income Tax Act of 1954 (the “401(k) Plans”). The 401(k) Plans permit participant contributions and allow elective and, in certain situations, non-elective Company contributions based on each participant’s contribution or a specified percentage of eligible wages. Participants may defer a percentage of their annual compensation subject to the limits defined in the 401(k) Plans. The Company recorded expense of $45.2 million, $39.7 million and $34.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, primarily related to the 401(k) Plans.

16.    Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its common stock. The Company has not included an accrual for these matters as of December 31, 2016 in its Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

The Company leases space for its regional, medical and business offices, storage space and temporary housing of medical staff. The Company also leases an aircraft. Rent expense for the years ended December 31, 2016, 2015 and 2014 was $38.0 million, $31.6 million and $27.8 million, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2016 are as follows (in thousands):

2017	$35,465
2018	27,421
2019	19,791
2020	13,132
2021	8,960
Thereafter	17,602

$122,371

17.    Selected Quarterly Financial Information (Unaudited):

The following tables set forth a summary of the Company’s selected quarterly financial information for each of the four quarters ended December 31, 2016 and 2015 (in thousands, except for per share data):

	2016 Quarters
	First	Second	Third	Fourth
Net revenue	$752,624	$771,759	$828,006	$830,770

Operating expenses:
Practice salaries and benefits	491,811	484,625	521,832	532,952
Practice supplies and other operating expenses	27,046	26,992	31,641	32,737
General and administrative expenses	89,950	92,116	93,457	97,049
Depreciation and amortization	19,584	20,241	24,185	25,254

Total operating expenses	628,391	623,974	671,115	687,992

Income from operations	124,233	147,785	156,891	142,778
Investment and other income	618	410	221	770
Interest expense	(14,463)	(15,058)	(17,215)	(16,356)
Equity in earnings of unconsolidated affiliate	794	789	796	806

Total non-operating expenses	(13,051)	(13,859)	(16,198)	(14,780)
Income before income taxes	111,182	133,926	140,693	127,998
Income tax provision	43,411	51,601	44,272	49,919

Net income	67,771	82,325	96,421	78,079
Net loss attributable to noncontrolling interests	128	102	88	—

Net income attributable to MEDNAX, Inc.	$67,899	$82,427	$96,509	$78,079

Per common and common equivalent share data (1):
Net income attributable to MEDNAX, Inc.:
Basic	$0.74	$0.89	$1.04	$0.84

Diluted	$0.73	$0.89	$1.04	$0.84

Weighted average common shares:
Basic	92,269	92,182	92,604	92,728

Diluted	93,091	92,945	93,146	93,347

(1)	Basic and diluted per share amounts are computed for each of the periods presented. Accordingly, the sum of the quarterly per share amounts may not agree with the full year amount.

	2015 Quarters
	First	Second	Third	Fourth
Net revenue	$639,395	$676,588	$722,273	$741,740

Operating expenses:
Practice salaries and benefits	419,595	422,803	450,033	461,074
Practice supplies and other operating expenses	23,431	24,878	24,007	26,164
General and administrative expenses	67,936	72,401	80,185	85,393
Depreciation and amortization	13,612	15,549	16,918	18,149

Total operating expenses	524,574	535,631	571,143	590,780

Income from operations	114,821	140,957	151,130	150,960
Investment and other income	142	384	567	751
Interest expense	(3,267)	(5,149)	(6,201)	(8,493)
Equity in earnings of unconsolidated affiliate	821	745	784	777

Total non-operating expenses	(2,304)	(4,020)	(4,850)	(6,965)
Income before income taxes	112,517	136,937	146,280	143,995
Income tax provision	43,928	52,889	55,640	51,581

Net income	68,589	84,048	90,640	92,414
Net loss attributable to noncontrolling interests	118	82	141	288

Net income attributable to MEDNAX, Inc.	$68,707	$84,130	$90,781	$92,702

Per common and common equivalent share data (1):
Net income attributable to MEDNAX, Inc.:
Basic	$0.73	$0.91	$0.98	$1.00

Diluted	$0.72	$0.90	$0.97	$0.99

Weighted average common shares:
Basic	94,231	92,500	92,949	92,790

Diluted	95,325	93,495	93,646	93,536

(2)	Basic and diluted per share amounts are computed for each of the periods presented. Accordingly, the sum of the quarterly per share amounts may not agree with the full year amount.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management has excluded the operations of Cardon Outreach (“Cardon”) from its assessment of internal control over financial reporting as of December 31, 2016 because Cardon was acquired by the Company in a purchase business combination during 2016. The operations of Cardon represent approximately 1% of the Company’s consolidated total assets and 2% of the Company’s consolidated net revenue, respectively, as of, and for the year ended, December 31, 2016.

The Company’s independent registered certified public accounting firm, PricewaterhouseCoopers LLP, has audited our internal control over financial reporting as of December 31, 2016 as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2017 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2017 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2016, with respect to shares of our common stock that may be issued under existing equity compensation plans, including our Amended and Restated 2008 Incentive Compensation Plan, as amended (“Amended and Restated 2008 Incentive Plan”), our 2004 Incentive Compensation Plan, as amended (“2004 Incentive Plan”), our ESPP and our SPP.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	410,286	(1)	$28.33	6,793,941	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	410,286		$28.33	6,793,941

(1)	Represents 321,712 shares issuable under the Amended and Restated 2008 Incentive Plan and 88,574 shares issuable under the 2004 Incentive Plan.
(2)	Under the Amended and Restated 2008 Incentive Plan, 4,491,691 shares remain available for future issuance, and under the ESPP and the SPP, an aggregate of 2,302,050 shares remain available for future issuance.

The remaining information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2017 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2017 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2017 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1)    Financial Statements

The information required by this Item is included in Item 8 of Part II of this Form 10-K.

(a)(2)    Financial Statement Schedules

The following financial statement schedule for the years ended December 31, 2016, 2015 and 2014, is included in this Form 10-K as set forth below (in thousands).

MEDNAX, INC.

Schedule II: Valuation and Qualifying Accounts

	Years Ended December 31,
	2016	2015	2014
Allowance for contractual adjustments and uncollectibles:
Balance at beginning of year	$1,129,301	$848,767	$712,285
Amount charged against operating revenue	7,464,030	6,389,195	5,403,437
Accounts receivable contractual adjustments and write-offs (net of recoveries)	(7,368,965)	(6,108,661)	(5,266,955)

Balance at end of year	$1,224,366	$1,129,301	$848,767

All other schedules have been omitted because they are not applicable, not required or the information is included elsewhere herein.

(a)(3)    Exhibits

See Item 15(b) of this Form 10-K.

(b)        Exhibits

2.1	Agreement and Plan of Merger, dated as of December 29, 2008, between MEDNAX, Inc., Pediatrix Medical Group, Inc. and PMG Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).

3.1	Composite Articles of Incorporation of MEDNAX, Inc. (incorporated by reference to Exhibit 3.1 to MEDNAX’s Annual Report on Form 10-K for the period ended December 31, 2013).

3.2	Amended and Restated By-laws of MEDNAX, Inc. (incorporated by reference to Exhibit 3.3 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).

10.1	Form of 5.25% Senior Notes due 2023 (incorporated by reference to Exhibit A of the First Supplemental Indenture filed as Exhibit 4.3 to MEDNAX’s Current Report on Form 8-K dated December 8, 2015).

10.2	Indenture, dated as of December 8, 2015, by and between MEDNAX, Inc. and U.S. Bank National Association, as Trustee. (incorporated by reference to Exhibit 4.2 to MEDNAX’s Current Report on Form 8-K dated December 8, 2015).

10.3	First Supplemental Indenture dated as of December 8, 2015 to Indenture, dated as of December 8, 2015, by and among MEDNAX, Inc., certain of its subsidiaries and U.S. Bank National Association, as Trustee. (incorporated by reference to Exhibit 4.3 to MEDNAX’s Current Report on Form 8-K dated December 8, 2015).

10.4	Credit Agreement, dated as of October 29, 2014, among MEDNAX, Inc., certain of its domestic subsidiaries from time to time party thereto as Guarantors, the Lender parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Wells Fargo Bank, National Association, U.S. Bank National Association and Bank of America, N.A. as Co-Syndication Agents and BBVA Compass, Citizens Bank, National Association, Fifth Third Bank, SunTrust Bank and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as Co-Documentation Agents. (incorporated by reference to Exhibit 10.1 to MEDNAX’s Quarterly Report on Form 10-Q for the period ended September 30, 2014).

10.5	Amendment No. 1 to Credit Agreement, dated as of June 5, 2015, among MEDNAX, Inc., certain of its domestic subsidiaries party thereto as Guarantors, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to MEDNAX, Inc.’s Current Report on Form 8-K dated June 9, 2015).

10.6	Amended and Restated Stock Option Plan of Pediatrix dated as of June 4, 2003 (incorporated by reference to Exhibit 10.5 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).*

10.7	First Amendment, dated December 29, 2008, to Pediatrix Medical Group, Inc. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.7 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.8	Amended and Restated MEDNAX, Inc. 1996 Non-Qualified Employee Stock Purchase Plan (incorporated by reference to Exhibit A to MEDNAX’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on September 18, 2015).*

10.9	2015 Non-Qualified Stock Purchase Plan of MEDNAX, Inc., dated September 14, 2015 (incorporated by reference to Exhibit B to MEDNAX’s Proxy Statement dated September 18, 2015).*

10.10	Executive Non-Qualified Deferred Compensation Plan of Pediatrix, dated October 13, 1997 (incorporated by reference to Exhibit 10.35 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 1998).*

10.11	Amended and Restated Thrift and Profit Sharing Plan of Pediatrix (incorporated by reference to Exhibit 4.5 to Pediatrix’s Registration Statement on Form S-8 (Registration No. 333-101222)).*

10.12	Pediatrix Medical Group of Puerto Rico Thrift and Profit Sharing Plan (incorporated by reference to Exhibit 4.3 to Pediatrix’s Registration Statement on Form S-8 dated December 9, 2004).*

10.13	Pediatrix Medical Group, Inc. 2004 Incentive Compensation Plan (incorporated by reference to Exhibit A of Pediatrix’s Proxy Statement on Schedule 14A dated April 9, 2004).*

10.14	Second Amendment, dated December 29, 2008, to Pediatrix Medical Group, Inc. 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.8 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.15	MEDNAX, Inc. Amended and Restated 2008 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to MEDNAX’s Current Report on Form 8-K dated February 19, 2014).*

10.16	Pediatrix Medical Group, Inc. Form of Stock Option Agreement for Stock Options Awarded Under the Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.3 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.17	Pediatrix Medical Group, Inc. Form of Incentive Stock Option Agreement for Incentive Stock Options Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.18	Pediatrix Medical Group, Inc. Form of Non-Qualified Stock Option Agreement for Non-Qualified Stock Options Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.19	Pediatrix Medical Group, Inc. Form of Restricted Stock Agreement for Restricted Stock Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.20	MEDNAX, Inc. Form of Non-Qualified Stock Option Agreement for Non-Qualified Stock Options Awarded Under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.17 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.21	MEDNAX, Inc. Form of Restricted Stock Agreement for Restricted Stock Awarded Under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.18 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.22	Employment Agreement, dated August 7, 2011, by and between MEDNAX Services, Inc. and Roger J. Medel, M.D. (incorporated by reference to Exhibit 10.1 to MEDNAX’s Current Report on Form 8-K dated August 10, 2011).*

10.23	Employment Agreement, dated August 20, 2008, by and between Pediatrix Medical Group, Inc. and Joseph M. Calabro (incorporated by reference to Exhibit 10.2 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).*

10.24	Amendment Agreement, dated December 29, 2008, between MEDNAX, Inc., Pediatrix Medical Group, Inc. and Joseph M. Calabro (incorporated by reference to Exhibit 10.3 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.25	Employment Agreement, dated August 20, 2008, by and between Pediatrix Medical Group, Inc. and Karl B. Wagner (incorporated by reference to Exhibit 10.3 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).*

10.26	Amendment Agreement, dated December 29, 2008, between MEDNAX, Inc., Pediatrix Medical Group, Inc. and Karl B. Wagner (incorporated by reference to Exhibit 10.4 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.27	Second Amendment Agreement, dated February 24, 2010, by and among MEDNAX, Inc., Mednax Services, Inc., American Anesthesiology, Inc. and Karl B. Wagner (incorporated by reference to Exhibit 10.25 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.28	Employment Agreement, dated February 24, 2010, by and between MEDNAX Services, Inc. and Vivian Lopez-Blanco (incorporated by reference to Exhibit 10.28 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.29	Employment Agreement, dated February 13, 2012, by and between Pediatrix Medical Group, Inc. and Michael Stanley, M.D. (incorporated by reference to Exhibit 10.24 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2012).*

10.30	Restricted Shares Units Agreement for Roger J. Medel, M.D. dated August 7, 2011 (incorporated by reference to Exhibit 10.2 to MEDNAX’s Current Report on Form 8-K dated August 10, 2011).*

10.31	Restricted Shares Units Agreement for Roger J. Medel, M.D. dated August 20, 2008 (incorporated by reference to Exhibit 10.5 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).*

10.32	Restricted Shares Units Agreement for Roger J. Medel, M.D. dated August 20, 2008 (incorporated by reference to Exhibit 10.6 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).*

10.33	Form of Indemnification Agreement between Pediatrix and each of its directors and executive officers. (incorporated by reference to Exhibit 10.6 to Pediatrix’s Annual Report on Form 10-K for the year ended December 31, 2003).*

10.34	Form of Exclusive Management and Administrative Services Agreement with affiliated professional contractors (incorporated by reference to Exhibit 10.31 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.35	Master Confirmation—Uncollared Accelerated Share Repurchase dated as of December 15, 2014 between J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch and MEDNAX, Inc. (incorporated by reference to Exhibit 10.30 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2014).

21.1+	Subsidiaries of the Registrant.

23.1+	Consent of PricewaterhouseCoopers LLP.

31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contracts or compensation plans, contracts or arrangements.
+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDNAX, INC.

Date: February 10, 2017	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger J. Medel, M.D. Roger J. Medel, M.D.	Chief Executive Officer (Principal Executive Officer)	February 10, 2017

/s/ Vivian Lopez-Blanco Vivian Lopez-Blanco	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 10, 2017

/s/ John C. Pepia John C. Pepia	Chief Accounting Officer (Principal Accounting Officer)	February 10, 2017

/s/ Cesar L. Alvarez Cesar L. Alvarez	Director and Chairman of the Board	February 10, 2017

/s/ Manuel Kadre Manuel Kadre	Lead Independent Director	February 10, 2017

/s/ Karey D. Barker Karey D. Barker	Director	February 10, 2017

/s/ Waldemar A. Carlo, M.D. Waldemar A. Carlo, M.D.	Director	February 10, 2017

/s/ Michael B. Fernandez Michael B. Fernandez	Director	February 10, 2017

/s/ Paul G. Gabos Paul G. Gabos	Director	February 10, 2017

/s/ Pascal J. Goldschmidt, M.D. Pascal J. Goldschmidt, M.D.	Director	February 10, 2017

/s/ Donna E. Shalala, Ph.D. Donna E. Shalala, Ph.D.	Director	February 10, 2017

/s/ Enrique J. Sosa, Ph.D. Enrique J. Sosa, Ph.D.	Director	February 10, 2017