Form 10-Q
period 2017-03-31
MEDNAX, INC.
filed 2017-05-04
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

On April 28, 2017, the registrant had outstanding 93,015,637 shares of Common Stock, par value $.01 per share.

MEDNAX, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MEDNAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$41,839	$55,698
Short-term investments	11,138	11,286
Accounts receivable, net	487,685	495,276
Prepaid expenses	9,822	11,051
Other current assets	11,954	13,817

Total current assets	562,438	587,128
Investments	87,225	78,975
Property and equipment, net	108,261	103,068
Goodwill	3,946,103	3,845,157
Intangible assets, net	660,383	668,529
Other assets	60,475	56,543

Total assets	$5,424,885	$5,339,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$256,321	$407,938
Current portion of long-term debt and capital lease obligations	24,356	22,054
Income taxes payable	47,936	18,957

Total current liabilities	328,613	448,949
Line of credit	985,000	783,500
Long-term debt and capital lease obligations, net	892,996	900,128
Long-term professional liabilities	173,895	173,080
Deferred income taxes	234,461	227,802
Other liabilities	47,450	45,174

Total liabilities	2,662,415	2,578,633

Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000 shares authorized; 92,904 and 93,718 shares issued and outstanding, respectively	929	937
Additional paid-in capital	979,032	974,304
Retained earnings	1,782,509	1,785,526

Total shareholders’ equity	2,762,470	2,760,767

Total liabilities and shareholders’ equity	$5,424,885	$5,339,400

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net revenue	$835,597	$752,624

Operating expenses:
Practice salaries and benefits	572,385	491,811
Practice supplies and other operating expenses	27,796	27,046
General and administrative expenses	103,765	89,950
Depreciation and amortization	25,614	19,584

Total operating expenses	729,560	628,391

Income from operations	106,037	124,233
Investment and other income	576	618
Interest expense	(17,752)	(14,463)
Equity in earnings of unconsolidated affiliate	797	794

Total non-operating expenses	(16,379)	(13,051)

Income before income taxes	89,658	111,182
Income tax provision	34,967	43,411

Net income	54,691	67,771
Net loss attributable to noncontrolling interests	—	128

Net income attributable to MEDNAX, Inc.	$54,691	$67,899

Per common and common equivalent share data:
Net income attributable to MEDNAX, Inc.:
Basic	$0.59	$0.74

Diluted	$0.59	$0.73

Weighted average common shares:
Basic	92,360	92,269

Diluted	93,143	93,091

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$54,691	$67,771
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	25,614	19,584
Amortization of premiums, discounts and issuance costs	1,383	1,296
Stock-based compensation expense	7,536	8,913
Deferred income taxes	2,184	2,595
Other	(2,756)	(520)
Changes in assets and liabilities:
Accounts receivable	11,078	(21,089)
Prepaid expenses and other current assets	3,142	1,273
Other assets	(2,357)	1,164
Accounts payable and accrued expenses	(151,867)	(135,356)
Income taxes payable	28,979	19,429
Payments of contingent consideration liabilities	(44)	(29)
Long-term professional liabilities	(1,505)	1,601
Other liabilities	2,159	329

Net cash used in operating activities	(21,763)	(33,039)

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(110,945)	(59,540)
Purchases of investments	(12,405)	(18,291)
Proceeds from maturities of investments	3,870	12,130
Purchases of property and equipment	(11,730)	(10,443)
Other	3,750	—

Net cash used in investing activities	(127,460)	(76,144)

Cash flows from financing activities:
Borrowings on credit agreement	536,500	550,000
Payments on credit agreement	(340,000)	(382,000)
Payments of contingent consideration liabilities	(416)	(432)
Payments on capital lease obligations	(577)	(536)
Excess tax benefit from exercises of stock options and vesting of restricted stock	—	319
Proceeds from issuance of common stock	7,077	4,397
Repurchases of common stock	(68,114)	(58,646)
Contribution from noncontrolling interests	894	—

Net cash provided from financing activities	135,364	113,102

Net (decrease) increase in cash and cash equivalents	(13,859)	3,919
Cash and cash equivalents at beginning of period	55,698	51,572

Cash and cash equivalents at end of period	$41,839	$55,491

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

The Company has a joint venture in which it owns a 37.5% economic interest. The Company accounts for this joint venture under the equity method of accounting because the Company exercises significant influence over, but does not control, this entity. On March 31, 2017, the Company sold its 75% economic interest in a second joint venture. See Note 5 for more information regarding the deconsolidation of this joint venture.

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

Recently Adopted Accounting Pronouncements

In March 2016, the accounting guidance related to various aspects of share-based payment transactions was amended, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new guidance, excess tax benefits and deficiencies are to be recognized as income tax benefits or expenses in the income statement as discrete items in the reporting period in which they occur instead of increases or decreases to shareholders’ equity. Excess tax benefits should be classified along with other income tax cash flows as operating activities. With regard to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This guidance became effective for the Company on January 1, 2017. The Company adopted this guidance prospectively for both the income statement and statement of cash flows, and the adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements. The Company continues to estimate forfeitures based on the number of awards that are expected to vest.

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

In February 2016, accounting guidance related to leases was issued that will require an entity to recognize leased assets and the rights and obligations created by those leased assets on the balance sheet and to disclose key information about the entity’s leasing arrangements. This guidance will become effective for the Company on January 1, 2019, with early adoption permitted. The Company expects that the adoption of this guidance will have a material impact on its Consolidated Balance Sheets and related disclosures, resulting from the recognition of significant right of use assets and related liabilities primarily related to its operating lease arrangements for space in hospitals and certain other facilities for its business and medical offices. The Company’s evaluation of this guidance and its impacts will continue throughout 2017.

In May 2014, the accounting guidance related to revenue recognition was amended to outline a single, comprehensive model for accounting for revenue from contracts with customers. The new guidance will become effective for the Company on January 1, 2018. The Company’s current revenue recognition policies for its significant revenue streams materially comply with the amended guidance; therefore, the Company does not believe the adoption of this guidance will have a material impact on its Consolidated Financial Statements. The Company’s evaluation of the impact the adoption of this guidance will have on its Consolidated Financial Statements will continue through the third quarter of 2017.

2.	Cash Equivalents and Investments:

As of March 31, 2017 and December 31, 2016, the Company’s cash equivalents consisted entirely of money market funds totaling $5.8 million and $12.4 million, respectively.

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

Investments held at March 31, 2017 and December 31, 2016 are summarized as follows (in thousands):

	March 31, 2017		December 31, 2016
	Short-Term	Long-Term	Short-Term	Long-Term
Municipal debt securities	$9,158	$50,761	$10,306	$46,513
Federal home loan securities	1,000	32,749	—	28,747
Certificates of deposit	980	3,715	980	3,715

	$11,138	$87,225	$11,286	$78,975

Contractual maturities of long-term investments are summarized as follows (in thousands):

	March 31, 2017	December 31, 2016
Due after one year through five years	$80,619	$70,005
Due after five years through seven years	6,606	8,970

	$87,225	$78,975

3.	Fair Value Measurements:

In accordance with the accounting guidance for fair value measurements and disclosures, the Company carries its money market funds included in cash and cash equivalents at fair value. In accordance with the three-tier fair value hierarchy under this guidance, the Company determined the fair value using quoted market prices, a Level 1 input as defined under the accounting guidance for fair value measurements. At March 31, 2017 and December 31, 2016, the Company’s money market funds had a carrying amount of $5.8 million and $12.4 million, respectively.

The Company also carries the cash surrender value of life insurance related to its deferred compensation arrangements at fair value. The investments underlying the life insurance contracts consist primarily of exchange-traded equity securities and mutual funds with quoted prices in active markets. In accordance with the three-tier fair value hierarchy, the Company determined the fair value using the cash surrender value of the life insurance, a Level 2 input as defined under the accounting guidance for fair value measurements. At March 31, 2017 and December 31, 2016, the Company’s cash surrender value of life insurance had a carrying amount of $16.1 million and $15.8 million, respectively.

In addition, the Company carries its contingent consideration liabilities related to acquisitions at fair value. In accordance with the three-tier fair value hierarchy, the Company determined the fair value of its contingent consideration liabilities using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3, or unobservable inputs as defined under the accounting guidance for fair value measurements. At March 31, 2017 and December 31, 2016, the Company’s contingent consideration liabilities had a fair value of $17.0 million and $17.3 million, respectively. See Note 5 for more information regarding the Company’s contingent consideration liabilities.

The carrying amounts of cash equivalents, short-term investments, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments. The carrying values of long-term investments, line of credit, variable rate long-term debt and capital lease obligations approximate fair value. If the Company’s investments were measured at fair value, they would be categorized as Level 2 in the fair value hierarchy. If the Company’s line of credit and variable long-term debt were measured at fair value, they would be categorized as Level 2 in the fair value hierarchy. The estimated fair value of the Company’s 5.25% senior unsecured notes due 2023 was $765.0 million and $773.4 million, at March 31, 2017 and December 31, 2016, respectively, and was estimated using trading prices as of March 31, 2017 and December 31, 2016 as Level 2 inputs to estimate fair value.

4.	Accounts Receivable:

Accounts receivable, net consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Gross accounts receivable	$1,670,754	$1,719,642
Allowance for contractual adjustments and uncollectibles	(1,183,069)	(1,224,366)

	$487,685	$495,276

5.	Business Acquisitions:

During the three months ended March 31, 2017, the Company completed the acquisition of five physician group practices, including one radiology practice, one neonatology practice, one maternal-fetal medicine practice, one pediatric multi-specialty practice and one pediatric ophthalmology practice. The acquisition-date fair value of the total consideration for the five acquisitions was $112.9 million. Approximately $110.9 million was paid in cash, $0.5 million was paid by issuing 8,804 shares of the Company’s common stock and $1.5 million was recorded as accrued purchase consideration within other current liabilities.

These acquisitions expanded the Company’s national network of physician practices, including the Company’s first acquisition of a radiology physician group practice. The Company expects to improve the results of physician practices through improved managed care contracting, improved collections and identification of growth initiatives, as well as operating and cost savings based on the significant infrastructure it has developed. With respect to the Company’s initial acquisition of a radiology physician practice, the Company believes that it brings a unique value proposition to radiology physician groups, in that the Company can provide not only practice support, but also teleradiology capabilities that can enhance a physician group’s efficiency, provide subspecialty access and help them grow and remain competitive. In addition, the Company believes that radiology physician group practice physicians can complement the staffing needs for its teleradiology services business during certain times, such as nights and weekends, when such physicians are not providing services at their practices.

The 8,804 shares of the Company’s common stock issued as a component of the purchase consideration for an acquisition completed during the three months ended March 31, 2017 had an acquisition-date fair value of $0.5 million. The fair value of such shares was determined using the closing price on the New York Stock Exchange of the Company’s common stock less a discount for lack of marketability, reflecting a three year contractual restriction on the disposition or assignment of such common stock.

The Company’s preliminary allocation of purchase price for the five acquisitions is as follows (in thousands):

Current assets	$5,469
Property and equipment	1,635
Other noncurrent assets	1,295
Goodwill	101,962
Other intangible assets	9,401
Current liabilities	(167)
Deferred income tax liabilities – long-term	(4,011)
Other long-term liabilities	(2,663)

$112,921

Other intangible assets consist primarily of physician and hospital agreements. The Company recorded provisional amounts for certain assets acquired during the three months ended March 31, 2017. Any adjustment for these assets will be recorded during the measurement period and is not expected to be material. The Company expects that $45.4 million of the goodwill recorded during the three months ended March 31, 2017 will be deductible for tax purposes. In addition, during the three months ended March 31, 2017, the Company paid $0.5 million for contingent consideration related to certain prior-period acquisitions, of which all but the accretion recorded during 2017 was accrued as of December 31, 2016.

In connection with a certain prior period acquisition, the Company recorded an increase in deferred tax liabilities of $0.5 million with a corresponding increase in goodwill of $0.5 million resulting from the finalization of certain income tax acquisition accounting.

On March 31, 2017, the Company sold its 75% economic interest in a joint venture that was previously consolidated. The deconsolidation and removal of 100% of the carrying value of the joint venture’s net assets resulted in a gain on sale that was not material. The sale remains subject to a working capital true-up that is expected to be completed within the measurement period and not expected to be material.

6.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Accounts payable	$23,885	$28,474
Accrued salaries and bonuses	98,885	220,635
Accrued payroll taxes and benefits	42,162	67,830
Accrued professional liabilities	32,765	28,972
Accrued contingent consideration	6,145	6,566
Accrued interest	14,860	4,511
Other accrued expenses	37,619	50,950

	$256,321	$407,938

The net decrease in accrued salaries and bonuses of $121.8 million, from December 31, 2016 to March 31, 2017, is primarily due to the payment of performance-based incentive compensation, principally to the Company’s physicians, partially offset by performance-based incentive compensation accrued during the three months ended March 31, 2017. A majority of the Company’s payments for performance-based incentive compensation is paid annually during the first quarter.

7.	Common and Common Equivalent Shares:

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of outstanding restricted stock and stock options and is calculated using the treasury stock method. In the first quarter of 2017, the Company adopted new accounting guidance that no longer allows the Company to include the assumed excess tax benefits related to the potential exercise or vesting of its stock-based awards in the treasury stock method computation. The impact on the weighted average number of common and common equivalent shares outstanding from excluding such assumed excess tax benefits for the three months ended March 31, 2017 was not material. See Note 1 for additional information on the adoption of the new accounting guidance.

The calculation of shares used in the basic and diluted net income per common share calculation for the three months ended March 31, 2017 and 2016 is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Weighted average number of common shares outstanding	92,360	92,269
Weighted average number of dilutive common share equivalents	783	822

Weighted average number of common and common equivalent shares outstanding	93,143	93,091

Antidilutive securities not included in the diluted net income per common share calculation	3	6

8.	Stock Incentive Plans and Stock Purchase Plans:

The Company’s Amended and Restated 2008 Incentive Compensation Plan, as amended (the “Amended and Restated 2008 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property.

Under the Amended and Restated 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. The Company recognizes compensation expense related to its restricted stock awards ratably over the corresponding vesting periods. At March 31, 2017, the Company had 4.5 million shares available for future grants and awards under its Amended and Restated 2008 Incentive Plan.

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

Each of the ESPP and the SPP provide for the issuance of an aggregate of 2.6 million shares of the Company’s common stock less the number of shares of common stock purchased under the other plan. In accordance with the provisions of the accounting guidance for stock-based compensation, the Company recognizes stock-based compensation expense for the discount received by participating employees and non-employee service providers. During the three months ended March 31, 2017, 66,675 shares were issued under the ESPP and SPP. At March 31, 2017, the Company had approximately 2.2 million shares in aggregate reserved for issuance under the ESPP and SPP.

During the three months ended March 31, 2017 and 2016, the Company recognized $7.5 million and $8.9 million, respectively, of stock-based compensation expense.

9.	Common Stock Repurchase Program:

In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Company’s equity compensation programs. The share repurchase program allows the Company to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. During the three months ended March 31, 2017, the Company repurchased 1.0 million shares of its common stock for $68.1 million, which completed the repurchases under the program with respect to issuances of shares under the Company’s equity compensation programs during 2017. The Company intends to utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

10.	Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its common stock. The Company has not included an accrual for these matters as of March 31, 2017 in its Condensed Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

Overview

MEDNAX is a leading provider of physician services including newborn, anesthesia, maternal-fetal, radiology and teleradiology, pediatric cardiology and other pediatric subspecialty care. Our national network is comprised of affiliated physicians who provide clinical care in 35 states and Puerto Rico. Our affiliated physicians provide neonatal clinical care, primarily within hospital-based neonatal intensive care units, to babies born prematurely or with medical complications; anesthesia care to patients in connection with surgical and other procedures, as well as pain management; and maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network also includes other pediatric subspecialists, including those who provide pediatric intensive care, pediatric cardiology care, hospital-based pediatric care, pediatric surgical care, and those who provide pediatric ear, nose and throat and pediatric ophthalmology services. MEDNAX also provides teleradiology services in all 50 states, the District of Columbia and Puerto Rico through a network of affiliated radiologists. During the three months ended March 31, 2017, we acquired our first radiology physician practice. In addition to our national physician network, we provide services nationwide to healthcare facilities and physicians, including ours, through complementary businesses, consisting of a management services organization focusing on full-service revenue cycle management and a consulting services company.

2017 Acquisition Activity

During the three months ended March 31, 2017, we completed the acquisition of five physician group practices, including our first radiology practice, one neonatology practice, one maternal-fetal medicine practice, one pediatric multi-specialty practice and one pediatric ophthalmology practice. Based on our experience, we expect that we can improve the results of all of our acquired physician practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based upon the significant infrastructure that we have developed. In addition, with respect to our initial radiology physician practice acquisition, we believe that we bring a unique value proposition to radiology physician groups, in that we can provide not only practice support, but also teleradiology capabilities that can enhance a physician group’s efficiency, provide subspecialty access and help them grow and remain competitive. We believe that radiology physician group practice physicians can complement the staffing needs for our teleradiology services business during certain times, such as nights and weekends, when the group practice physicians are not providing services at their practices. Our results of operations for the three months ended March 31, 2017 include the results for these five acquisitions from their respective dates of acquisition and therefore are not comparable in some respects.

Common Stock Repurchase Program

In July 2013, our board of directors authorized the repurchase of shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs. The share repurchase program allows us to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of our common stock to offset the dilutive impact from the issuance of shares, if any, related to our acquisition program. During the three months ended March 31, 2017, we repurchased 1.0 million shares of our common stock for $68.1 million, which completed the repurchases under the repurchase program with respect to issuances of shares under our equity compensation programs during 2017.

We may utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

General Economic Conditions

Our operations and performance depend significantly on economic conditions. Although economic conditions in the United States have gradually improved, the number of unemployed and under-employed workers remains significant. During the three months ended March 31, 2017, the percentage of our patient service revenue being reimbursed under government-sponsored or funded healthcare programs (the “GHC Programs”), increased as compared to the three months ended December 31, 2016 as well as to the three months ended March 31, 2016. We could experience additional shifts toward GHC Programs and patient volumes could decline if economic conditions do not continue to improve or if they deteriorate. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, due to the rising costs of managed care premiums and patient responsibility amounts, we may experience increased bad debt due to patients’ inability to pay for certain services.

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

Medicaid Expansion

The ACA also allows states to expand their Medicaid programs through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historic eligibility levels to 133% of the federal poverty level. As of March 31, 2017, 31 states and the District of Columbia had expanded Medicaid eligibility. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household income is at or below 133% of the federal poverty level.

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

For a reconciliation of each of EBITDA and Adjusted EPS to the most directly comparable GAAP measures for the three months ended March 31, 2017 and 2016, refer to the tables below (in thousands, except per share data). In addition, historical reconciliations of EBITDA and Adjusted EPS are available on our Internet website at www.mednax.com under the Investors tab. Our Internet website and the information contained therein or connected thereto are not incorporated into or deemed a part of this Form 10-Q.

	Three Months Ended March 31,
	2017	2016
Net income attributable to MEDNAX, Inc.	$54,691	$67,899
Interest expense, net(1)	16,379	13,051
Income tax provision	34,967	43,411
Depreciation and amortization	25,614	19,584

EBITDA	$131,651	$143,945

(1)	Interest expense, net is composed of interest expense, investment and other income and equity in earnings of unconsolidated affiliate.

	Three Months Ended March 31,
	2017		2016
Weighted average diluted shares outstanding	93,143		93,091
Net income and diluted net income per share attributable to MEDNAX, Inc.	$54,691	$0.59	$67,899	$0.73
Adjustments:
Amortization (net of tax of $6,843 and $5,118)	10,704	0.11	8,005	0.08
Stock-based compensation (net of tax of $2,939 and $3,476)	4,597	0.05	5,437	0.06

Adjusted net income and diluted EPS	$69,992	$0.75	$81,341	$0.87

Results of Operations

Three Months Ended March 31, 2017 as Compared to Three Months Ended March 31, 2016

Our net revenue increased $83.0 million, or 11.0%, to $835.6 million for the three months ended March 31, 2017, as compared to $752.6 million for the same period in 2016. Of this $83.0 million increase, $89.9 million, or 11.9%, was attributable to revenue generated from acquisitions completed after December 31, 2015. This increase was partially offset by a decrease in same-unit net revenue of $6.9 million, or 0.9%, for the three months ended March 31, 2017. Same units are those units at which we provided services for the entire current period and the entire comparable period. The decrease in same-unit net revenue was comprised of a net decrease of $4.4 million, or 0.6%, from net reimbursement-related factors and a decrease of $2.5 million, or 0.3%, related to patient service volumes. The net decrease in revenue of $4.4 million related to net reimbursement-related factors was primarily due to the decrease in revenue caused by an increase in the percentage of our patients enrolled in GHC Programs, partially offset by modest improvements in managed care contracting and the flow through of revenue from modest price increases. The decrease in revenue of $2.5 million from patient service volumes was primarily related to decreases in our neonatology services, partially offset by growth in our anesthesiology services.

Practice salaries and benefits increased $80.6 million, or 16.4%, to $572.4 million for the three months ended March 31, 2017, as compared to $491.8 million for the same period in 2016. This $80.6 million increase was primarily attributable to increased costs associated with physicians and other staff primarily to support acquisition-related growth and growth at our existing units, of which $67.8 million was related to salaries and $12.8 million was related to benefits and incentive compensation. Included within the increase in salaries expense at our existing units were costs related to non-physician clinicians that increased at a faster rate than in previous periods.

Practice supplies and other operating expenses increased $0.8 million, or 2.8%, to $27.8 million for the three months ended March 31, 2017, as compared to $27.0 million for the same period in 2016. The increase was primarily attributable to practice supply, rent and other costs related to our acquisitions.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician practices and services, as well as those attributable to our non-physician service businesses. General and administrative expenses increased $13.8 million, or 15.4%, to $103.8 million for the three months ended March 31, 2017, as compared to $90.0 million for the same period in 2016. The increase of $13.8 million is attributable to the overall growth of the Company, primarily related to acquisition-related growth. General and administrative expenses as a percentage of net revenue was 12.4% for the three months ended March 31, 2017, as compared to 12.0% for the same period in 2016.

Depreciation and amortization expense increased $6.0 million, or 30.8%, to $25.6 million for the three months ended March 31, 2017, as compared to $19.6 million for the same period in 2016. The increase was primarily attributable to the amortization of intangible assets related to acquisitions.

Income from operations decreased $18.2 million, or 14.6%, to $106.0 million for the three months ended March 31, 2017, as compared to $124.2 million for the same period in 2016. Our operating margin was 12.7% for the three months ended March 31, 2017, as compared to 16.5% for the same period in 2016. The decrease of 382 basis points was due to a decrease in same-unit revenue, increases in operating expenses and the variability in margins related to the mix of acquisitions completed after December 31, 2015.

Net non-operating expenses were $16.4 million for the three months ended March 31, 2017, as compared to $13.1 million for the same period in 2016. The net increase in non-operating expenses was primarily related to an increase in interest expense due to higher outstanding borrowings under our credit agreement (the “Credit Agreement”).

Our effective income tax rate was 39.0% for the three months ended March 31, 2017 and 2016.

Net income attributable to MEDNAX, Inc. was $54.7 million for the three months ended March 31, 2017, as compared to $67.9 million for the same period in 2016. EBITDA was $131.7 million for the three months ended March 31, 2017, as compared to $143.9 million for the same period in 2016.

Diluted net income attributable to MEDNAX, Inc. per common and common equivalent share was $0.59 on weighted average shares outstanding of 93.1 million for the three months ended March 31, 2017, as compared to $0.73 on weighted average shares outstanding of 93.1 million for the same period in 2016. Adjusted EPS was $0.75 for the three months ended March 31, 2017, as compared to $0.87 for the same period in 2016.

Liquidity and Capital Resources

As of March 31, 2017, we had $41.8 million of cash and cash equivalents on hand as compared to $55.7 million at December 31, 2016. Additionally, we had working capital of $233.8 million at March 31, 2017, an increase of $95.6 million from working capital of $138.2 million at December 31, 2016. This net increase in working capital is primarily due to net borrowings on our Credit Agreement and year-to-date earnings, partially offset by the use of funds for acquisitions and repurchases of our common stock.

Cash Flows

Cash (used in) provided by operating, investing and financing activities is summarized as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Operating activities	$(21,763)	$(33,039)
Investing activities	(127,460)	(76,144)
Financing activities	135,364	113,102

Operating Activities

During the three months ended March 31, 2017, our net cash used in operating activities was $21.8 million, compared to $33.0 million for the same period in 2016. The net improvement of $11.2 million was primarily due to a net increase in cash flow related to accounts receivable and income taxes payable, partially offset by a decrease in cash flow related to changes in the components of our accounts payable and accrued expenses and lower year-to-date earnings.

During the three months ended March 31, 2017, cash flow from accounts receivable increased by $11.1 million, as compared to a $21.1 million decrease for the same period in 2016. The increase in cash flow for the three months ended March 31, 2017 is primarily attributable to improved collections when compared to the same period in 2016. The decrease in cash flow from accounts receivable for the three months ended March 31, 2016 was primarily due to higher accounts receivable balances related to acquisitions.

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

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO was 52.5 days at March 31, 2017 as compared to 54.9 days at December 31, 2016. The improvement in our DSO is primarily related to decreases in accounts receivable in our existing units from improved collections.

Investing Activities

During the three months ended March 31, 2017, our net cash used in investing activities of $127.5 million primarily included acquisition payments of $110.9 million, capital expenditures of $11.7 million and net purchases of $8.5 million related to the purchase and maturity of investments.

Financing Activities

During the three months ended March 31, 2017, our net cash provided from financing activities of $135.4 million consisted primarily of net borrowings on our Credit Agreement of $196.5 million and proceeds from the exercise of employee stock options and the issuance of common stock under our ESPP and SPP of $7.1 million, partially offset by the repurchase of $68.1 million of our common stock.

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

At March 31, 2017, we had an outstanding principal balance of $1.16 billion on our Credit Agreement, composed of $985.0 million under our revolving line of credit and a $175.0 million term loan. We also had outstanding letters of credit associated with our professional liability insurance program of $0.4 million which reduced the amount available on our Credit Agreement to $714.6 million at March 31, 2017.

At March 31, 2017, the outstanding principal balance on our 5.25% senior unsecured notes due 2023 (the “2023 Senior Notes”) was $750.0 million. Our obligations under the 2023 Senior Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee the Credit Agreement. Interest on the 2023 Senior Notes accrues at the rate of 5.25% per annum, or $39.4 million, and is payable semi-annually in arrears on June 1 and December 1.

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

At March 31, 2017, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under our Credit Agreement and the 2023 Senior Notes. We believe we will be in compliance with these covenants throughout 2017.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at March 31, 2017 was $206.7 million, of which $32.8 million is classified within accounts payable and accrued expenses in the Condensed Consolidated Balance Sheet.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our Credit Agreement, will be sufficient to finance our working capital requirements, fund anticipated acquisitions and capital expenditures, fund our share repurchase program and meet our contractual obligations for at least the next 12 months from the date of issuance of this Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We intend to manage interest rate risk through the use of a combination of fixed rate and variable rate debt. We borrow under our Credit Agreement at various interest rate options based on the Alternate Base Rate or LIBOR rate depending on certain financial ratios. At March 31, 2017, the outstanding principal balance on our Credit Agreement was $1.16 billion, composed of $985.0 million under our revolving line of credit and $175.0 million under our term loan. Considering the total outstanding balance of $1.16 billion, a 1.0% change in interest rates would result in an impact to income before income taxes of approximately $11.6 million per year.

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

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2017, we repurchased 1.0 million shares of our common stock in connection with a share repurchase program that was approved by our board of directors in July 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Programs
January 1 – January 31, 2017	—	$—	—	(b	)
February 1 – February 28, 2017	1,000,000	68.11	1,000,000	(b	)
March 1 – March 31, 2017	—	—	—	(b	)

Total	1,000,000	$68.11	1,000,000	(b	)

(a)	This amount represents the weighted average price paid per share and includes a per share commission paid.
(b)	We have one active repurchase program that allows us to repurchase shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs, which was estimated to be approximately 1.0 million shares for 2017. The shares repurchased in the table above completed the repurchases under our repurchase program with respect to expected issuances of shares under our equity compensation programs during 2017.

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

MEDNAX, INC.

Date: May 4, 2017	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2017	By:	/s/ Vivian Lopez-Blanco
Vivian Lopez-Blanco
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 4, 2017	By:	/s/ John C. Pepia
John C. Pepia
Chief Accounting Officer
(Principal Accounting Officer)