Form 10-Q
period 2017-06-30
MEDNAX, INC.
filed 2017-07-28
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

On July 21, 2017, the registrant had outstanding 93,569,153 shares of Common Stock, par value $.01 per share.

MEDNAX, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MEDNAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$40,423	$55,698
Short-term investments	11,161	11,286
Accounts receivable, net	480,402	495,276
Prepaid expenses	12,315	11,051
Other current assets	13,269	13,817

Total current assets	557,570	587,128
Investments	86,286	78,975
Property and equipment, net	110,476	103,068
Goodwill	3,948,339	3,845,157
Intangible assets, net	643,002	668,529
Other assets	61,723	56,543

Total assets	$5,407,396	$5,339,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$320,051	$407,938
Current portion of long-term debt and capital lease obligations	27,040	22,054
Income taxes payable	3,057	18,957

Total current liabilities	350,148	448,949
Line of credit	860,500	783,500
Long-term debt and capital lease obligations, net	885,631	900,128
Long-term professional liabilities	176,416	173,080
Deferred income taxes	250,713	227,802
Other liabilities	45,740	45,174

Total liabilities	2,569,148	2,578,633

Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000 shares authorized; 93,480 and 93,718 shares issued and outstanding, respectively	935	937
Additional paid-in capital	991,106	974,304
Retained earnings	1,846,207	1,785,526

Total shareholders’ equity	2,838,248	2,760,767

Total liabilities and shareholders’ equity	$5,407,396	$5,339,400

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenue	$842,944	$771,759	$1,678,541	$1,524,383

Operating expenses:
Practice salaries and benefits	561,418	484,625	1,133,803	976,436
Practice supplies and other operating expenses	30,872	26,992	58,668	54,038
General and administrative expenses	103,015	92,116	206,780	182,066
Depreciation and amortization	25,735	20,241	51,349	39,825

Total operating expenses	721,040	623,974	1,450,600	1,252,365

Income from operations	121,904	147,785	227,941	272,018
Investment and other income	365	410	941	1,028
Interest expense	(18,535)	(15,058)	(36,287)	(29,521)
Equity in earnings of unconsolidated affiliate	689	789	1,486	1,583

Total non-operating expenses	(17,481)	(13,859)	(33,860)	(26,910)

Income before income taxes	104,423	133,926	194,081	245,108
Income tax provision	40,725	51,601	75,692	95,012

Net income	63,698	82,325	118,389	150,096
Net loss attributable to noncontrolling interests	—	102	—	230

Net income attributable to MEDNAX, Inc.	$63,698	$82,427	$118,389	$150,326

Per common and common equivalent share data:
Net income attributable to MEDNAX, Inc.:
Basic	$0.69	$0.89	$1.28	$1.63

Diluted	$0.69	$0.89	$1.27	$1.62

Weighted average common shares:
Basic	92,181	92,182	92,270	92,225

Diluted	92,812	92,945	92,977	93,018

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$118,389	$150,096
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	51,349	39,825
Amortization of premiums, discounts and issuance costs	2,740	2,693
Stock-based compensation expense	14,781	17,240
Deferred income taxes	18,454	18,081
Other	(3,407)	(1,089)
Changes in assets and liabilities:
Accounts receivable	18,361	(16,228)
Prepaid expenses and other current assets	(666)	(2,225)
Other assets	(3,425)	795
Accounts payable and accrued expenses	(87,862)	(91,836)
Income taxes payable	(15,900)	(6,136)
Payments of contingent consideration liabilities	(299)	(501)
Long-term professional liabilities	1,016	3,522
Other liabilities	2,282	2,467

Net cash provided from operating activities	115,813	116,704

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(113,746)	(195,715)
Purchases of investments	(15,324)	(38,679)
Proceeds from maturities of investments	7,290	25,020
Purchases of property and equipment	(21,909)	(19,171)
Other	3,868	—

Net cash used in investing activities	(139,821)	(228,545)

Cash flows from financing activities:
Borrowings on credit agreement	821,000	902,000
Payments on credit agreement	(754,000)	(737,500)
Payments of contingent consideration liabilities	(1,961)	(4,393)
Payments on capital lease obligations	(998)	(927)
Excess tax benefit from vesting of restricted stock and exercises of stock options	—	3,354
Proceeds from issuance of common stock	13,990	11,455
Repurchases of common stock	(70,192)	(61,828)
Contribution from noncontrolling interests	894	—

Net cash provided from financing activities	8,733	112,161

Net (decrease) increase in cash and cash equivalents	(15,275)	320
Cash and cash equivalents at beginning of period	55,698	51,572

Cash and cash equivalents at end of period	$40,423	$51,892

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

As of June 30, 2017 and December 31, 2016, the Company’s cash equivalents consisted entirely of money market funds totaling $4.6 million and $12.4 million, respectively.

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

Investments held at June 30, 2017 and December 31, 2016 are summarized as follows (in thousands):

	June 30, 2017		December 31, 2016
	Short-Term	Long-Term	Short-Term	Long-Term
Municipal debt securities	$7,686	$49,316	$10,306	$46,513
Federal home loan securities	2,250	32,500	—	28,747
Certificates of deposit	1,225	4,470	980	3,715

	$11,161	$86,286	$11,286	$78,975

Contractual maturities of long-term investments are summarized as follows (in thousands):

	June 30, 2017	December 31, 2016
Due after one year through five years	$79,718	$70,005
Due after five years through seven years	6,568	8,970

	$86,286	$78,975

3.	Fair Value Measurements:

In accordance with the accounting guidance for fair value measurements and disclosures, the Company carries its money market funds included in cash and cash equivalents at fair value. In accordance with the three-tier fair value hierarchy under this guidance, the Company determined the fair value using quoted market prices, a Level 1 input as defined under the accounting guidance for fair value measurements. At June 30, 2017 and December 31, 2016, the Company’s money market funds had a carrying amount of $4.6 million and $12.4 million, respectively.

The Company also carries the cash surrender value of life insurance related to its deferred compensation arrangements at fair value. The investments underlying the life insurance contracts consist primarily of exchange-traded equity securities and mutual funds with quoted prices in active markets. In accordance with the three-tier fair value hierarchy, the Company determined the fair value using the cash surrender value of the life insurance, a Level 2 input as defined under the accounting guidance for fair value measurements. At June 30, 2017 and December 31, 2016, the Company’s cash surrender value of life insurance had a carrying amount of $17.3 million and $15.8 million, respectively.

In addition, the Company carries its contingent consideration liabilities related to acquisitions at fair value. In accordance with the three-tier fair value hierarchy, the Company determined the fair value of its contingent consideration liabilities using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3, or unobservable inputs as defined under the accounting guidance for fair value measurements. At June 30, 2017 and December 31, 2016, the Company’s contingent consideration liabilities had a fair value of $15.4 million and $17.3 million, respectively. See Note 5 for more information regarding the Company’s contingent consideration liabilities.

The carrying amounts of cash equivalents, short-term investments, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments. The carrying values of long-term investments, line of credit, variable rate long-term debt and capital lease obligations approximate fair value. If the Company’s investments were measured at fair value, they would be categorized as Level 2 in the fair value hierarchy. If the Company’s line of credit and variable long-term debt were measured at fair value, they would be categorized as Level 2 in the fair value hierarchy. The estimated fair value of the Company’s 5.25% senior unsecured notes due 2023 was $774.4 million and $773.4 million, at June 30, 2017 and December 31, 2016, respectively, and was estimated using trading prices as of June 30, 2017 and December 31, 2016 as Level 2 inputs to estimate fair value.

4.	Accounts Receivable:

Accounts receivable, net consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Gross accounts receivable	$1,688,731	$1,719,642
Allowance for contractual adjustments and uncollectibles	(1,208,329)	(1,224,366)

	$480,402	$495,276

5.	Business Acquisitions:

During the six months ended June 30, 2017, the Company completed the acquisition of six physician group practices, including two maternal-fetal medicine practices, one radiology practice, one neonatology practice, one pediatric multi-specialty practice and one pediatric ophthalmology practice. The acquisition-date fair value of the total consideration for the six acquisitions was $115.2 million. Approximately $113.7 million was paid in cash, $0.5 million was paid by issuing 8,804 shares of the Company’s common stock and $1.0 million was recorded as accrued purchase consideration within other current liabilities.

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

The 8,804 shares of the Company’s common stock issued as a component of the purchase consideration for an acquisition completed during the first quarter of 2017 had an acquisition-date fair value of $0.5 million. The fair value of such shares was determined using the closing price on the New York Stock Exchange of the Company’s common stock less a discount for lack of marketability, reflecting a three year contractual restriction on the disposition or assignment of such common stock.

The Company’s preliminary allocation of purchase price for the six acquisitions is as follows (in thousands):

Current assets	$5,469
Property and equipment	1,635
Other noncurrent assets	1,295
Goodwill	104,198
Other intangible assets	9,456
Current liabilities	(167)
Deferred income tax liabilities – long-term	(3,993)
Other long-term liabilities	(2,671)

$115,222

Other intangible assets consist primarily of physician and hospital agreements. The Company recorded provisional amounts for certain assets acquired during the six months ended June 30, 2017. Any adjustment for these assets will be recorded during the measurement period and is not expected to be material. The Company expects that $47.6 million of the goodwill recorded during the six months ended June 30, 2017 will be deductible for tax purposes. In addition, during the six months ended June 30, 2017, the Company paid $2.3 million for contingent consideration related to certain prior-period acquisitions, of which all but the accretion recorded during 2017 was accrued as of December 31, 2016.

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

6.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Accounts payable	$30,365	$28,474
Accrued salaries and bonuses	133,698	220,635
Accrued payroll taxes and benefits	62,815	67,830
Accrued professional liabilities	37,393	28,972
Accrued contingent consideration	6,335	6,566
Accrued interest	4,460	4,511
Other accrued expenses	44,985	50,950

	$320,051	$407,938

The net decrease in accrued salaries and bonuses of $86.9 million from December 31, 2016 to June 30, 2017 is primarily due to the payment of performance-based incentive compensation, principally to the Company’s physicians, partially offset by performance-based incentive compensation accrued during the six months ended June 30, 2017. A majority of the Company’s payments for performance-based incentive compensation is paid annually during the first quarter.

7.	Common and Common Equivalent Shares:

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of outstanding restricted stock and stock options and is calculated using the treasury stock method. In the first quarter of 2017, the Company adopted new accounting guidance that no longer permits the Company to include the assumed excess tax benefits related to the potential exercise or vesting of its stock-based awards in the treasury stock method computation. The impact on the weighted average number of common and common equivalent shares outstanding from excluding such assumed excess tax benefits for the three and six months ended June 30, 2017 was not material. See Note 1 for additional information on the adoption of the new accounting guidance.

The calculation of shares used in the basic and diluted net income per common share calculation for the three and six months ended June 30, 2017 and 2016 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average number of common shares outstanding	92,181	92,182	92,270	92,225
Weighted average number of dilutive common share equivalents	631	763	707	793

Weighted average number of common and common equivalent shares outstanding	92,812	92,945	92,977	93,018

Antidilutive securities not included in the diluted net income per common share calculation	8	—	5	3

8.	Stock Incentive Plans and Stock Purchase Plans:

The Company’s Amended and Restated 2008 Incentive Compensation Plan, as amended (the “Amended and Restated 2008 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property.

Under the Amended and Restated 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. The Company recognizes compensation expense related to its restricted stock awards ratably over the corresponding vesting periods. During the six months ended June 30, 2017, the Company granted 521,621 shares of restricted stock to its employees and non-employee directors under the Amended and Restated 2008 Incentive Plan. At June 30, 2017, the Company had 3.5 million shares available for future grants and awards under its Amended and Restated 2008 Incentive Plan.

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

Each of the ESPP and the SPP provide for the issuance of an aggregate of 2.6 million shares of the Company’s common stock less the number of shares of common stock purchased under the other plan. In accordance with the provisions of the accounting guidance for stock-based compensation, the Company recognizes stock-based compensation expense for the discount received by participating employees and non-employee service providers. During the six months ended June 30, 2017, 172,291 shares in aggregate were issued under the ESPP and SPP. At June 30, 2017, the Company had approximately 2.1 million shares in aggregate reserved for issuance under the ESPP and SPP.

During the three and six months ended June 30, 2017 and 2016, the Company recognized $7.3 million and $14.8 million, and $8.3 million and $17.2 million, respectively, of stock-based compensation expense.

9.	Common Stock Repurchase Program:

In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Company’s equity compensation programs. The share repurchase program allows the Company to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. During the six months ended June 30, 2017, the Company repurchased 1.0 million shares of its common stock for $70.2 million, inclusive of 38,257 shares withheld to satisfy minimum statutory withholding obligations of $2.1 million in connection with the vesting of restricted stock during the three months ended June 30, 2017. The shares repurchased by the Company during the first quarter of 2017 completed the repurchases under the program with respect to issuances of shares under the Company’s equity compensation programs during 2017. The Company intends to utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

10.	Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its common stock. The Company has not included an accrual for these matters as of June 30, 2017 in its Condensed Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

Overview

MEDNAX is a leading provider of physician services including newborn, anesthesia, maternal-fetal, radiology and teleradiology, pediatric cardiology and other pediatric subspecialty care. Our national network is comprised of affiliated physicians who provide clinical care in 35 states and Puerto Rico. Our affiliated physicians provide neonatal clinical care, primarily within hospital-based neonatal intensive care units, to babies born prematurely or with medical complications; anesthesia care to patients in connection with surgical and other procedures, as well as pain management; and maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network also includes other pediatric subspecialists, including those who provide pediatric intensive care, pediatric cardiology care, hospital-based pediatric care, pediatric surgical care, and those who provide pediatric ear, nose and throat and pediatric ophthalmology services. MEDNAX also provides teleradiology services in all 50 states, the District of Columbia and Puerto Rico through a network of affiliated radiologists. During 2017, we acquired our first radiology physician practice. In addition to our national physician network, we provide services nationwide to healthcare facilities and physicians, including ours, through complementary businesses, consisting of a management services organization focusing on full-service revenue cycle management and a consulting services company.

2017 Acquisition Activity

During the six months ended June 30, 2017, we completed the acquisition of six physician group practices, including two maternal-fetal medicine practices, one radiology practice, one neonatology practice, one pediatric multi-specialty practice and one pediatric ophthalmology practice. Based on our experience, we expect that we can improve the results of all of our acquired physician practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based upon the significant infrastructure that we have developed. In addition, with respect to our initial radiology physician practice acquisition, we believe that we bring a unique value proposition to radiology physician groups, in that we can provide not only practice support, but also teleradiology capabilities that can enhance a physician group’s efficiency, provide subspecialty access and help them grow and remain competitive. We believe that radiology physician group practice physicians can complement the staffing needs for our teleradiology services business during certain times, such as nights and weekends, when the group practice physicians are not providing services at their practices. Our results of operations for the three and six months ended June 30, 2017 include the results for these six acquisitions from their respective dates of acquisition and therefore are not comparable in some respects. As a result of recent shifts in the payor mix for our anesthesiology services, certain terms of the anesthesiology group practice acquisitions currently in our pipeline are being reviewed. We anticipate this will bring some uncertainty as to the timing of completion of these acquisitions. Any delays in timing could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our securities in the near term.

Common Stock Repurchase Program

In July 2013, our board of directors authorized the repurchase of shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs. The share repurchase program allows us to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of our common stock to offset the dilutive impact from the issuance of shares, if any, related to our acquisition program. During the six months ended June 30, 2017, we repurchased 1.0 million shares of our common stock for $70.2 million, inclusive of 38,257 shares withheld to satisfy minimum stock withholding obligations of $2.1 million in connection with the vesting of restricted stock during the three months ended June 30, 2017. The shares repurchased by us during the first quarter of 2017 completed the repurchases under the repurchase program with respect to issuances of shares under our equity compensation programs during 2017.

We may utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

General Economic Conditions

Our operations and performance depend significantly on economic conditions. Although economic conditions in the United States have gradually improved, the number of unemployed and under-employed workers remains significant. During the three months ended June 30, 2017, the percentage of our patient service revenue being reimbursed under government-sponsored or funded healthcare programs (the “GHC Programs”) increased as compared to the three months ended June 30, 2016. On a sequential basis, however, there were favorable shifts toward commercial programs. We could experience additional shifts toward GHC Programs and patient volumes could decline if economic conditions do not continue to improve or if they deteriorate. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, due to the rising costs of managed care premiums and patient responsibility amounts, we may experience increased bad debt due to patients’ inability to pay for certain services.

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

Many of the ACA’s most significant reforms, such as the establishment of state-based and federally facilitated healthcare insurance exchanges that provide a marketplace for eligible individuals and small employers to purchase healthcare insurance, became effective in the beginning of 2014. Following four enrollment periods, the most recent of which ran through January 31, 2017, it has been projected that approximately 12 million people, including new applicants and returning customers, are enrolled. In some cases, the patient responsibility costs related to healthcare plans obtained through the insurance exchanges may be high and could increase in the future, and we may experience increased bad debt due to patients’ inability to pay for certain services. Bipartisan efforts are currently underway at the federal level to stabilize and improve the individual insurance markets, and any efforts to modify the current laws and regulations could have an impact on us.

The ACA remains subject to continuing legislative scrutiny, including efforts by the Republican-controlled Congress and the current Administration to amend or repeal a number of its provisions, as well as administrative actions delaying the effectiveness of key provisions. In May 2017, the House of Representatives voted to pass the American Healthcare Act of 2017. Subsequently, the Senate created its ACA repeal bill, the Better Care Reconciliation Act (the “BCRA”). If the BCRA is approved by the Senate and subsequently adopted by the House, then certain portions of the ACA would be repealed. The BCRA proposed legislation would significantly modify federal funding and healthcare financing to state Medicaid programs. Considerable uncertainty remains regarding the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us and the overall healthcare industry. In addition, Congress has recently passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the ACA and permits such legislation to pass with a majority vote in the Senate. President Trump has also issued an executive order in which he stated that it is his Administration’s policy to seek the prompt repeal of the ACA and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the ACA to the maximum extent permitted by law. There is still uncertainty with respect to the impact the Administration and Congress may have, if any, and any changes will likely take time to implement.

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

In addition to the potential impacts to the ACA under the current Administration, there could be more sweeping changes to GHC Programs. For example, a change in the structure of Medicaid by converting it into a block grant or instituting “per capita caps” could eliminate the guarantee that everyone who is eligible and applies for benefits would receive them and could potentially give states sweeping new authority to restrict eligibility, cut benefits and make it more difficult for people to enroll. Any fiscal tightening impacting GHC Programs or changes to the structure of any GHC Programs could have a material adverse effect on our financial condition, results of operations, cash flows and the trading price of our securities.

Medicaid Expansion

The ACA also allows states to expand their Medicaid programs through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historic eligibility levels to 133% of the federal poverty level. As of June 30, 2017, 31 states and the District of Columbia had expanded Medicaid eligibility. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household income is at or below 133% of the federal poverty level.

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

For a reconciliation of each of EBITDA and Adjusted EPS to the most directly comparable GAAP measures for the three and six months ended June 30, 2017 and 2016, refer to the tables below (in thousands, except per share data). In addition, historical reconciliations of EBITDA and Adjusted EPS are available on our Internet website at www.mednax.com under the Investors tab. Our Internet website and the information contained therein or connected thereto are not incorporated into or deemed a part of this Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to MEDNAX, Inc.	$63,698	$82,427	$118,389	$150,326
Interest expense, net(1)	17,481	13,859	33,860	26,910
Income tax provision	40,725	51,601	75,692	95,012
Depreciation and amortization	25,735	20,241	51,349	39,825

EBITDA	$147,639	$168,128	$279,290	$312,073

(1)	Interest expense, net is composed of interest expense, investment and other income and equity in earnings of unconsolidated affiliate.

	Three Months Ended June 30,
	2017		2016
Weighted average diluted shares outstanding	92,812		92,945
Net income and diluted net income per share attributable to MEDNAX, Inc.	$63,698	$0.69	$82,427	$0.89
Adjustments:
Amortization (net of tax of $6,800 and $5,175)	10,636	0.11	8,266	0.09
Stock-based compensation (net of tax of $2,826 and $3,206)	4,420	0.05	5,121	0.05

Adjusted net income and diluted EPS	$78,754	$0.85	$95,814	$1.03

	Six Months Ended June 30,
	2017		2016
Weighted average diluted shares outstanding	92,977		93,018
Net income and diluted net income per share attributable to MEDNAX, Inc.	$118,389	$1.27	$150,326	$1.62
Adjustments:
Amortization (net of tax of $13,644 and $10,288)	21,340	0.23	16,276	0.17
Stock-based compensation (net of tax of $5,764 and $6,677)	9,017	0.10	10,563	0.11

Adjusted net income and diluted EPS	$148,746	$1.60	$177,165	$1.90

Results of Operations

Three Months Ended June 30, 2017 as Compared to Three Months Ended June 30, 2016

Our net revenue increased $71.1 million, or 9.2%, to $842.9 million for the three months ended June 30, 2017, as compared to $771.8 million for the same period in 2016. Of this $71.1 million increase, $77.6 million, or 10.1%, was attributable to revenue generated from acquisitions completed after March 31, 2016. This increase was partially offset by a decrease in same-unit net revenue of $6.5 million, or 0.9%, for the three months ended June 30, 2017. Same units are those units at which we provided services for the entire current period and the entire comparable period. The decrease in same-unit net revenue was comprised of a net decrease of $4.0 million, or 0.6%, from net reimbursement-related factors and a decrease of $2.5 million, or 0.3%, related to patient service volumes. The net decrease in revenue of $4.0 million related to net reimbursement-related factors was primarily due to the decrease in revenue caused by an increase in the percentage of our patients enrolled in GHC Programs, partially offset by modest improvements in managed care contracting. The decrease in revenue of $2.5 million from patient service volumes was primarily related to decreases in our neonatology and other pediatric services, partially offset by growth in our anesthesiology services.

Practice salaries and benefits increased $76.8 million, or 15.9%, to $561.4 million for the three months ended June 30, 2017, as compared to $484.6 million for the same period in 2016. This $76.8 million increase was primarily attributable to increased costs associated with physicians and other staff primarily to support acquisition-related growth and growth at our existing units, of which $62.2 million was related to salaries and $14.6 million was related to benefits and incentive compensation. Included within the increase in salaries expense at our existing units were costs related to non-physician clinicians that increased at a faster rate than in previous periods. We anticipate that we will continue to experience a higher rate of growth in compensation expense, including for non-physician clinicians in the near future, which could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our securities.

Practice supplies and other operating expenses increased $3.9 million, or 14.4%, to $30.9 million for the three months ended June 30, 2017, as compared to $27.0 million for the same period in 2016. The increase was primarily attributable to practice supply, rent and other costs related to our acquisitions.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician practices and services, as well as those attributable to our non-physician service businesses. General and administrative expenses increased $10.9 million, or 11.8%, to $103.0 million for the three months ended June 30, 2017, as compared to $92.1 million for the same period in 2016. The increase of $10.9 million is attributable to the overall growth of the Company, primarily related to acquisition-related growth. General and administrative expenses as a percentage of net revenue was 12.2% for the three months ended June 30, 2017, as compared to 12.0% for the same period in 2016.

Depreciation and amortization expense increased $5.5 million, or 27.1%, to $25.7 million for the three months ended June 30, 2017, as compared to $20.2 million for the same period in 2016. The increase was primarily attributable to the amortization of intangible assets related to acquisitions.

Income from operations decreased $25.9 million, or 17.5%, to $121.9 million for the three months ended June 30, 2017, as compared to $147.8 million for the same period in 2016. Our operating margin was 14.5% for the three months ended June 30, 2017, as compared to 19.2% for the same period in 2016. The decrease of 469 basis points was due to a decrease in same-unit revenue, increases in operating expenses and the variability in margins related to the mix of acquisitions completed after March 31, 2016.

Net non-operating expenses were $17.5 million for the three months ended June 30, 2017, as compared to $13.9 million for the same period in 2016. The net increase in non-operating expenses was primarily related to an increase in interest expense due to higher outstanding borrowings under our credit agreement (the “Credit Agreement”).

Our effective income tax rate was 39.0% and 38.5% for the three months ended June 30, 2017 and 2016, respectively.

Net income attributable to MEDNAX, Inc. was $63.7 million for the three months ended June 30, 2017, as compared to $82.4 million for the same period in 2016. EBITDA was $147.6 million for the three months ended June 30, 2017, as compared to $168.1 million for the same period in 2016.

Diluted net income attributable to MEDNAX, Inc. per common and common equivalent share was $0.69 on weighted average shares outstanding of 92.8 million for the three months ended June 30, 2017, as compared to $0.89 on weighted average shares outstanding of 92.9 million for the same period in 2016. Adjusted EPS was $0.85 for the three months ended June 30, 2017, as compared to $1.03 for the same period in 2016.

Six Months Ended June 30, 2017 as Compared to Six Months Ended June 30, 2016

Our net revenue increased $154.2 million, or 10.1%, to $1.68 billion for the six months ended June 30, 2017, as compared to $1.52 billion for the same period in 2016. Of this $154.2 million increase, $168.4 million, or 11.0%, was attributable to revenue generated from acquisitions completed after December 31, 2015. This increase was partially offset by a decrease in same-unit net revenue of $14.2 million, or 0.9%, for the six months ended June 30, 2017. Same units are those units at which we provided services for the entire current period and the entire comparable period. The decrease in same-unit net revenue was comprised of a net decrease of $9.2 million, or 0.6%, related to patient service volumes and a decrease of $5.0 million, or 0.3%, from net reimbursement-related factors. The decrease in revenue of $9.2 million from patient service volumes was primarily related to decreases in our neonatology and other pediatric services as well as in our anesthesiology services. The net decrease in revenue of $5.0 million related to net reimbursement-related factors was primarily due to the decrease in revenue caused by an increase in the percentage of our patients enrolled in GHC Programs, partially offset by modest improvements in managed care contracting.

Practice salaries and benefits increased $157.4 million, or 16.1%, to $1.13 billion for the six months ended June 30, 2017, as compared to $976.4 million for the same period in 2016. This $157.4 million increase was primarily attributable to increased costs associated with physicians and other staff primarily to support acquisition-related growth and growth at our existing units, of which $130.0 million was related to salaries and $27.4 million was related to benefits and incentive compensation. Included within the increase in salaries expense at our existing units were costs related to non-physician clinicians that increased at a faster rate than in previous periods. We anticipate that we will continue to experience a higher rate of growth in compensation expense, including for non-physician clinicians in the near future, which could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our securities.

Practice supplies and other operating expenses increased $4.7 million, or 8.6%, to $58.7 million for the six months ended June 30, 2017, as compared to $54.0 million for the same period in 2016. The increase was primarily attributable to practice supply, rent and other costs related to our acquisitions.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician practices and services, as well as those attributable to our non-physician service businesses. General and administrative expenses increased $24.7 million, or 13.6%, to $206.8 million for the six months ended June 30, 2017, as compared to $182.1 million for the same period in 2016. The increase of $24.7 million is attributable to the overall growth of the Company, primarily related to acquisition-related growth. General and administrative expenses as a percentage of net revenue was 12.3% for the six months ended June 30, 2017, as compared to 12.0% for the same period in 2016.

Depreciation and amortization expense increased $11.5 million, or 28.9%, to $51.3 million for the six months ended June 30, 2017, as compared to $39.8 million for the same period in 2016. The increase was primarily attributable to the amortization of intangible assets related to acquisitions.

Income from operations decreased $44.1 million, or 16.2%, to $227.9 million for the six months ended June 30, 2017, as compared to $272.0 million for the same period in 2016. Our operating margin was 13.6% for the six months ended June 30, 2017, as compared to 17.8% for the same period in 2016. The decrease of 426 basis points was due to a decrease in same-unit revenue, increases in operating expenses and the variability in margins related to the mix of acquisitions completed after December 31, 2015.

Net non-operating expenses were $33.9 million for the six months ended June 30, 2017, as compared to $26.9 million for the same period in 2016. The net increase in non-operating expenses was primarily related to an increase in interest expense due to higher outstanding borrowings under our Credit Agreement.

Our effective income tax rate was 39.0% and 38.7% for the six months ended June 30, 2017 and 2016, respectively.

Net income attributable to MEDNAX, Inc. was $118.4 million for the six months ended June 30, 2017, as compared to $150.3 million for the same period in 2016. EBITDA was $279.3 million for the six months ended June 30, 2017, as compared to $312.1 million for the same period in 2016.

Diluted net income attributable to MEDNAX, Inc. per common and common equivalent share was $1.27 on weighted average shares outstanding of 93.0 million for the six months ended June 30, 2017, as compared to $1.62 on weighted average shares outstanding of 93.0 million for the same period in 2016. Adjusted EPS was $1.60 for the six months ended June 30, 2017, as compared to $1.90 for the same period in 2016.

Liquidity and Capital Resources

As of June 30, 2017, we had $40.4 million of cash and cash equivalents on hand as compared to $55.7 million at December 31, 2016. Additionally, we had working capital of $207.4 million at June 30, 2017, an increase of $69.2 million from working capital of $138.2 million at December 31, 2016. This net increase in working capital is primarily due to year-to-date earnings, net borrowings on our Credit Agreement and increases in long-term deferred income taxes, partially offset by the use of funds for acquisitions and repurchases of our common stock.

Cash Flows

Cash provided by (used in) operating, investing and financing activities is summarized as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
Operating activities	$115,813	$116,704
Investing activities	(139,821)	(228,545)
Financing activities	8,733	112,161

Operating Activities

During the six months ended June 30, 2017, our net cash provided from operating activities was $115.8 million, compared to $116.7 million for the same period in 2016. The net decrease in cash flow is primarily related to lower year-to-date earnings and a decrease in cash flow related to income taxes payable, partially offset by a net increase in cash flow related to accounts receivable.

During the six months ended June 30, 2017, cash flow from accounts receivable increased by $18.4 million, as compared to a $16.2 million decrease for the same period in 2016. The increase in cash flow for the six months ended June 30, 2017 is primarily attributable to improved collections when compared to the same period in 2016. The decrease in cash flow from accounts receivable for the six months ended June 30, 2016 was primarily due to higher accounts receivable balances related to acquisitions.

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

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO was 51.9 days at June 30, 2017 as compared to 54.9 days at December 31, 2016. The improvement in our DSO is primarily related to decreases in accounts receivable in our existing units from improved collections.

Investing Activities

During the six months ended June 30, 2017, our net cash used in investing activities of $139.8 million primarily included acquisition payments of $113.7 million, capital expenditures of $21.9 million and net purchases of $8.0 million related to the purchase and maturity of investments.

Financing Activities

During the six months ended June 30, 2017, our net cash provided from financing activities of $8.7 million consisted primarily of net borrowings on our Credit Agreement of $67.0 million and proceeds from the exercise of employee stock options and the issuance of common stock under our ESPP and SPP of $14.0 million, partially offset by the repurchase of $70.2 million of our common stock.

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

At June 30, 2017, we had an outstanding principal balance of $1.03 billion on our Credit Agreement, composed of $860.5 million under our revolving line of credit and a $170.0 million term loan. We also had outstanding letters of credit associated with our professional liability insurance program of $0.4 million which reduced the amount available on our Credit Agreement to $839.1 million at June 30, 2017.

At June 30, 2017, the outstanding principal balance on our 5.25% senior unsecured notes due 2023 (the “2023 Senior Notes”) was $750.0 million. Our obligations under the 2023 Senior Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee the Credit Agreement. Interest on the 2023 Senior Notes accrues at the rate of 5.25% per annum, or $39.4 million, and is payable semi-annually in arrears on June 1 and December 1.

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

At June 30, 2017, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under our Credit Agreement and the 2023 Senior Notes. We believe we will be in compliance with these covenants throughout 2017.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at June 30, 2017 was $213.8 million, of which $37.4 million is classified within accounts payable and accrued expenses in the Condensed Consolidated Balance Sheet.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We intend to manage interest rate risk through the use of a combination of fixed rate and variable rate debt. We borrow under our Credit Agreement at various interest rate options based on the Alternate Base Rate or LIBOR rate depending on certain financial ratios. At June 30, 2017, the outstanding principal balance on our Credit Agreement was $1.03 billion, composed of $860.5 million under our revolving line of credit and $170.0 million under our term loan. Considering the total outstanding balance, a 1.0% change in interest rates would result in an impact to income before income taxes of approximately $10.3 million per year.

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

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2017, 38,257 shares of our common stock were withheld to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock. During the three months ended June 30, 2017, we did not repurchase any shares of our common stock under the share repurchase program that was approved by our board of directors in July 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Programs
April 1 – April 30, 2017	—	$—	—	(a	)
May 1 – May 31, 2017	—	—	—	(a	)
June 1 – June 30, 2017	38,257	$54.30	—	(a	)

Total	38,257	$54.30	—	(a	)

(a)	We have one active repurchase program that allows us to repurchase shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs, which was estimated to be approximately 1.0 million shares for 2017. The shares repurchased by us during the first quarter of 2017 completed the repurchases under our repurchase program with respect to expected issuances of shares under our equity compensation programs during 2017. The shares repurchased in the table above were not repurchased under our active repurchase program.

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

MEDNAX, INC.

Date: July 28, 2017	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2017	By:	/s/ Vivian Lopez-Blanco
Vivian Lopez-Blanco
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: July 28, 2017	By:	/s/ John C. Pepia
John C. Pepia
Chief Accounting Officer
(Principal Accounting Officer)