Form 10-Q
period 2017-09-30
MEDNAX, INC.
filed 2017-11-01
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

On October 27, 2017, the registrant had outstanding 93,655,243 shares of Common Stock, par value $.01 per share.

MEDNAX, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MEDNAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$48,403	$55,698
Short-term investments	10,974	11,286
Accounts receivable, net	520,012	495,276
Prepaid expenses	13,323	11,051
Other current assets	60,611	13,817

Total current assets	653,323	587,128
Investments	82,285	78,975
Property and equipment, net	114,839	103,068
Goodwill	4,118,234	3,845,157
Intangible assets, net	643,214	668,529
Other assets	68,628	56,543

Total assets	$5,680,523	$5,339,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$402,309	$407,938
Current portion of long-term debt and capital lease obligations	29,306	22,054
Income taxes payable	44,379	18,957

Total current liabilities	475,994	448,949
Line of credit	919,000	783,500
Long-term debt and capital lease obligations, net	878,150	900,128
Long-term professional liabilities	203,132	173,080
Deferred income taxes	245,392	227,802
Other liabilities	42,281	45,174

Total liabilities	2,763,949	2,578,633

Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000 shares authorized; 93,556 and 93,718 shares issued and outstanding, respectively	936	937
Additional paid-in capital	1,003,551	974,304
Retained earnings	1,912,087	1,785,526

Total shareholders’ equity	2,916,574	2,760,767

Total liabilities and shareholders’ equity	$5,680,523	$5,339,400

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenue	$868,951	$828,006	$2,547,492	$2,352,389

Operating expenses:
Practice salaries and benefits	586,476	521,832	1,720,279	1,498,268
Practice supplies and other operating expenses	29,497	31,641	88,165	85,679
General and administrative expenses	101,430	93,457	308,210	275,523
Depreciation and amortization	25,116	24,185	76,465	64,010

Total operating expenses	742,519	671,115	2,193,119	1,923,480

Income from operations	126,432	156,891	354,373	428,909
Investment and other income	235	221	1,176	1,249
Interest expense	(18,428)	(17,215)	(54,715)	(46,736)
Equity in (losses) earnings of unconsolidated affiliate	(240)	796	1,246	2,379

Total non-operating expenses	(18,433)	(16,198)	(52,293)	(43,108)

Income before income taxes	107,999	140,693	302,080	385,801
Income tax provision	42,119	44,272	117,811	139,284

Net income	65,880	96,421	184,269	246,517
Net loss attributable to noncontrolling interests	—	88	—	318

Net income attributable to MEDNAX, Inc.	$65,880	$96,509	$184,269	$246,835

Per common and common equivalent share data:
Net income attributable to MEDNAX, Inc.:
Basic	$0.71	$1.04	$2.00	$2.67

Diluted	$0.71	$1.04	$1.98	$2.65

Weighted average common shares:
Basic	92,589	92,604	92,348	92,336

Diluted	92,881	93,146	93,014	93,045

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$184,269	$246,517
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	76,465	64,010
Amortization of premiums, discounts and issuance costs	4,078	4,077
Stock-based compensation expense	22,533	25,889
Deferred income taxes	16,731	16,276
Other	(2,480)	838
Changes in assets and liabilities:
Accounts receivable	(9,085)	(24,812)
Prepaid expenses and other current assets	247	(1,121)
Other assets	(1,650)	10,279
Accounts payable and accrued expenses	(9,798)	(32,628)
Income taxes payable	25,422	8,930
Payments of contingent consideration liabilities	(574)	(735)
Long-term professional liabilities	8,801	3,453
Other liabilities	784	(8,143)

Net cash provided from operating activities	315,743	312,830

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(355,084)	(724,861)
Purchases of investments	(24,741)	(50,868)
Proceeds from maturities of investments	20,515	32,240
Purchases of property and equipment	(31,976)	(28,420)
Other	3,809	—

Net cash used in investing activities	(387,477)	(771,909)

Cash flows from financing activities:
Borrowings on credit agreement	1,256,000	1,661,000
Payments on credit agreement	(1,135,500)	(1,148,000)
Payments of contingent consideration liabilities	(3,825)	(8,282)
Payments on capital lease obligations	(1,622)	(1,601)
Excess tax benefit from vesting of restricted stock and exercises of stock options	—	3,424
Proceeds from issuance of common stock	18,684	15,599
Repurchases of common stock	(70,192)	(61,828)
Contribution from noncontrolling interests	894	—

Net cash provided from financing activities	64,439	460,312

Net (decrease) increase in cash and cash equivalents	(7,295)	1,233
Cash and cash equivalents at beginning of period	55,698	51,572

Cash and cash equivalents at end of period	$48,403	$52,805

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

In February 2016, accounting guidance related to leases was issued that will require an entity to recognize leased assets and the rights and obligations created by those leased assets on the balance sheet and to disclose key information about the entity’s leasing arrangements. This guidance will become effective for the Company on January 1, 2019, with early adoption permitted. The Company expects that the adoption of this guidance will have a material impact on its Consolidated Balance Sheets and related disclosures, resulting from the recognition of significant right of use assets and related liabilities primarily related to its operating lease arrangements for space in hospitals and certain other facilities for its business and medical offices. The Company is in the process of reviewing its existing lease portfolio and accumulating all of the necessary information required to properly account for leases under the new guidance. Additionally, the Company is assessing system requirements, potential changes to its processes and internal control implications to ensure the Company will meet the reporting and disclosure requirements. The Company’s evaluation of this guidance and its impacts are expected to continue through the third quarter of 2018.

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

2.	Cash Equivalents and Investments:

As of September 30, 2017 and December 31, 2016, the Company’s cash equivalents consisted entirely of money market funds totaling $6.8 million and $12.4 million, respectively.

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

Investments held at September 30, 2017 and December 31, 2016 are summarized as follows (in thousands):

	September 30, 2017		December 31, 2016
	Short-Term	Long-Term	Short-Term	Long-Term
Municipal debt securities	$7,009	$46,624	$10,306	$46,513
Federal home loan securities	2,250	31,496	—	28,747
Certificates of deposit	1,715	4,165	980	3,715

	$10,974	$82,285	$11,286	$78,975

Contractual maturities of long-term investments are summarized as follows (in thousands):

	September 30, 2017	December 31, 2016
Due after one year through five years	$79,078	$70,005
Due after five years through six years	3,207	8,970

	$82,285	$78,975

3.	Fair Value Measurements:

In accordance with the accounting guidance for fair value measurements and disclosures, the Company carries its money market funds included in cash and cash equivalents at fair value. In accordance with the three-tier fair value hierarchy under this guidance, the Company determined the fair value using quoted market prices, a Level 1 input as defined under the accounting guidance for fair value measurements. At September 30, 2017 and December 31, 2016, the Company’s money market funds had a carrying amount of $6.8 million and $12.4 million, respectively.

The Company also carries the cash surrender value of life insurance related to its deferred compensation arrangements at fair value. The investments underlying the life insurance contracts consist primarily of exchange-traded equity securities and mutual funds with quoted prices in active markets. In accordance with the three-tier fair value hierarchy, the Company determined the fair value using the cash surrender value of the life insurance, a Level 2 input as defined under the accounting guidance for fair value measurements. At September 30, 2017 and December 31, 2016, the Company’s cash surrender value of life insurance had a carrying amount of $15.3 million and $15.8 million, respectively.

In addition, the Company carries its contingent consideration liabilities related to acquisitions at fair value. In accordance with the three-tier fair value hierarchy, the Company determined the fair value of its contingent consideration liabilities using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3, or unobservable inputs as defined under the accounting guidance for fair value measurements. At September 30, 2017 and December 31, 2016, the Company’s contingent consideration liabilities had a fair value of $13.4 million and $17.3 million, respectively. See Note 5 for more information regarding the Company’s contingent consideration liabilities.

The carrying amounts of cash equivalents, short-term investments, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments. The carrying values of long-term investments, line of credit, variable rate long-term debt and capital lease obligations approximate fair value. If the Company’s investments were measured at fair value, they would be categorized as Level 2 in the fair value hierarchy. If the Company’s line of credit and variable long-term debt were measured at fair value, they would be categorized as Level 2 in the fair value hierarchy. The estimated fair value of the Company’s 5.25% senior unsecured notes due 2023 was $783.8 million and $773.4 million, at September 30, 2017 and December 31, 2016, respectively, and was estimated using trading prices as of September 30, 2017 and December 31, 2016 as Level 2 inputs to estimate fair value.

4.	Accounts Receivable:

Accounts receivable, net consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Gross accounts receivable	$1,823,271	$1,719,642
Allowance for contractual adjustments and uncollectibles	(1,303,259)	(1,224,366)

	$520,012	$495,276

5.	Business Acquisitions:

During the nine months ended September 30, 2017, the Company completed nine physician group practice acquisitions, including three radiology practices, two maternal-fetal medicine practices, one neonatology practice, one pediatric multi-specialty practice and two other pediatric subspecialty practices. The acquisition-date fair value of the total consideration for the nine acquisitions was $356.6 million. Approximately $355.1 million was paid in cash, $0.5 million was paid by issuing 8,804 shares of the Company’s common stock and $1.0 million was recorded as accrued purchase consideration within other current liabilities.

These acquisitions expanded the Company’s national network of physician practices. The Company expects to improve the results of physician practices through improved managed care contracting, improved collections and identification of growth initiatives, as well as operating and cost savings based on the significant infrastructure it has developed. With respect to the Company’s acquisition of radiology physician practices, the Company believes that it brings a unique value proposition to radiology physician groups, in that the Company can provide not only practice support, but also teleradiology capabilities that can enhance a physician group’s efficiency, provide subspecialty access and help them grow and remain competitive. In addition, the Company believes that radiology physician group practice physicians can complement the staffing needs for its teleradiology services business during certain times, such as nights and weekends, when such physicians are not providing services at their practices.

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

The Company’s preliminary allocation of purchase price is as follows (in thousands):

Current assets	$65,107
Property and equipment	4,398
Other noncurrent assets	13,747
Goodwill	274,093
Other intangible assets	25,605
Current liabilities	(4,392)
Deferred income tax liabilities – long-term	(395)
Other long-term liabilities	(21,602)

$356,561

Other intangible assets consist primarily of physician and hospital agreements. The Company recorded provisional amounts for certain assets acquired during the nine months ended September 30, 2017. Any adjustment for these assets will be recorded during the measurement period and is not expected to be material. The Company expects that $170.8 million of the goodwill recorded during the nine months ended September 30, 2017 will be deductible for tax purposes. In addition, during the nine months ended September 30, 2017, the Company paid $4.4 million for contingent consideration related to certain prior-period acquisitions, of which all but the accretion recorded during 2017 was accrued as of December 31, 2016.

Current assets acquired include long-lived assets with a fair value of $46.0 million that are expected to be contributed to a joint venture within the next twelve months in exchange for an equity method investment in that joint venture. Accordingly, these long-lived assets are classified as held for sale.

In connection with certain prior period acquisitions, the Company recorded an increase in deferred tax liabilities of $0.5 million with a corresponding increase in goodwill of $0.5 million resulting from the finalization of income tax acquisition accounting.

On March 31, 2017, the Company sold its 75% economic interest in a joint venture that was previously consolidated. The deconsolidation and removal of 100% of the carrying value of the joint venture’s net assets resulted in a gain on sale that was not material.

6.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Accounts payable	$27,339	$28,474
Accrued salaries and bonuses	191,470	220,635
Accrued payroll taxes and benefits	73,455	67,830
Accrued professional liabilities	37,325	28,972
Accrued contingent consideration	6,276	6,566
Accrued interest	14,244	4,511
Other accrued expenses	52,200	50,950

	$402,309	$407,938

The net decrease in accrued salaries and bonuses of $29.2 million from December 31, 2016 to September 30, 2017 is primarily due to the payment of performance-based incentive compensation, principally to the Company’s physicians, partially offset by performance-based incentive compensation accrued during the nine months ended September 30, 2017. A majority of the Company’s payments for performance-based incentive compensation is paid annually during the first quarter.

7.	Income Taxes:

During the three months ended September 30, 2016, the Company settled a certain tax matter with a taxing authority. In connection with this settlement, the Company’s liability for uncertain tax positions decreased by $17.6 million, of which $10.6 million favorably impacted the Company’s effective income tax rate.

8.	Common and Common Equivalent Shares:

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of outstanding restricted stock and stock options and is calculated using the treasury stock method. In the first quarter of 2017, the Company adopted new accounting guidance that no longer permits the Company to include the assumed excess tax benefits related to the potential exercise or vesting of its stock-based awards in the treasury stock method computation. The impact on the weighted average number of common and common equivalent shares outstanding from excluding such assumed excess tax benefits for the three and nine months ended September 30, 2017 was not material. See Note 1 for additional information on the adoption of the new accounting guidance.

The calculation of shares used in the basic and diluted net income per common share calculation for the three and nine months ended September 30, 2017 and 2016 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average number of common shares outstanding	92,589	92,604	92,348	92,336
Weighted average number of dilutive common share equivalents	292	542	666	709

Weighted average number of common and common equivalent shares outstanding	92,881	93,146	93,014	93,045

Antidilutive securities not included in the diluted net income per common share calculation	380	—	130	2

9.	Stock Incentive Plans and Stock Purchase Plans:

The Company’s Amended and Restated 2008 Incentive Compensation Plan, as amended (the “Amended and Restated 2008 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property.

Under the Amended and Restated 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. The Company recognizes compensation expense related to its restricted stock awards ratably over the corresponding vesting periods. During the nine months ended September 30, 2017, the Company granted 523,210 shares of restricted stock to its employees and non-employee directors under the Amended and Restated 2008 Incentive Plan. At September 30, 2017, the Company had 3.6 million shares available for future grants and awards under its Amended and Restated 2008 Incentive Plan.

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

Each of the ESPP and the SPP provide for the issuance of an aggregate of 2.6 million shares of the Company’s common stock less the number of shares of common stock purchased under the other plan. In accordance with the provisions of the accounting guidance for stock-based compensation, the Company recognizes stock-based compensation expense for the discount received by participating employees and non-employee service providers. During the nine months ended September 30, 2017, 260,855 shares in aggregate were issued under the ESPP and SPP. At September 30, 2017, the Company had approximately 2.0 million shares in aggregate reserved for issuance under the ESPP and SPP.

During the three and nine months ended September 30, 2017 and 2016, the Company recognized $7.7 million and $22.5 million, and $8.7 million and $25.9 million, respectively, of stock-based compensation expense.

10.	Common Stock Repurchase Program:

In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Company’s equity compensation programs. The share repurchase program allows the Company to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. During the nine months ended September 30, 2017, the Company repurchased 1.0 million shares of its common stock for $70.2 million, inclusive of 38,257 shares withheld to satisfy minimum statutory withholding obligations of $2.1 million in connection with the vesting of restricted stock during the three months ended June 30, 2017. The shares repurchased by the Company during the first quarter of 2017 completed the repurchases under the program with respect to issuances of shares under the Company’s equity compensation programs during 2017. The Company intends to utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

11.	Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its common stock. The Company has not included an accrual for these matters as of September 30, 2017 in its Condensed Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

12.	Subsequent Event:

On October 30, 2017, the Company entered into a new credit agreement (the “New Credit Agreement”), which replaces the Company’s prior credit agreement. The New Credit Agreement provides for a $2.0 billion unsecured revolving credit facility and includes a $37.5 million sub-facility for the issuance of letters of credit. The New Credit Agreement matures on October 31, 2022 and is guaranteed by substantially all of the Company’s subsidiaries and affiliated professional associations and corporations. At the Company’s option, borrowings under the New Credit Agreement will bear interest at (i) the alternate base rate (defined as the higher of (a) the prime rate, (b) the Federal Funds Rate plus 1/2 of 1.00% and (c) LIBOR for an interest period of one month plus 1.00%) plus an applicable margin rate ranging from 0.125% to 0.750% based on the Company’s consolidated leverage ratio or (ii) the LIBOR rate plus an applicable margin rate ranging from 1.125% to 1.750% based on the Company’s consolidated leverage ratio. The New Credit Agreement also calls for other customary fees and charges, including an unused commitment fee ranging from 0.150% to 0.300% of the unused lending commitments, based on the Company’s consolidated leverage ratio.

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

Overview

MEDNAX is a leading provider of physician services including newborn, anesthesia, maternal-fetal, radiology and teleradiology, pediatric cardiology and other pediatric subspecialty care. Our national network is comprised of affiliated physicians who provide clinical care in 38 states and Puerto Rico. Our affiliated physicians provide neonatal clinical care, primarily within hospital-based neonatal intensive care units, to babies born prematurely or with medical complications; anesthesia care to patients in connection with surgical and other procedures, as well as pain management; radiology services including diagnostic imaging, interventional radiology and nuclear medicine; and maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network also includes other pediatric subspecialists, including those who provide pediatric intensive care, pediatric cardiology care, hospital-based pediatric care, pediatric surgical care, pediatric ear, nose and throat, pediatric ophthalmology and pediatric urology services. MEDNAX also provides teleradiology services in all 50 states, the District of Columbia and Puerto Rico through a network of affiliated radiologists. In addition to our national physician network, we provide services nationwide to healthcare facilities and physicians, including ours, through complementary businesses, consisting of a management services organization focusing on full-service revenue cycle management and a consulting services company.

2017 Acquisition Activity

During the nine months ended September 30, 2017, we completed nine physician group practice acquisitions, including three radiology practices, two maternal-fetal medicine practices, one neonatology practice, one pediatric multi-specialty practice and two other pediatric subspecialty practices. Based on our experience, we expect that we can improve the results of all of our acquired physician practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based upon the significant infrastructure that we have developed. In addition, with respect to our radiology physician practice acquisitions, we believe that we bring a unique value proposition to radiology physician groups, in that we can provide not only practice support, but also teleradiology capabilities that can enhance a physician group’s efficiency, provide subspecialty access and help them grow and remain competitive. We believe that radiology physician group practice physicians can complement the staffing needs for our teleradiology services business during certain times, such as nights and weekends, when the group practice physicians are not providing services at their practices. Our results of operations for the three and nine months ended September 30, 2017 include the results for these acquisitions from their respective dates of acquisition and therefore are not comparable in some respects. As a result of recent shifts in the payor mix for our anesthesiology services, certain terms of the anesthesiology group practice acquisitions currently in our pipeline are being reviewed. We anticipate this will bring some uncertainty as to the timing of completion of these acquisitions. Any delays in timing could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our securities in the near term.

Common Stock Repurchase Program

In July 2013, our board of directors authorized the repurchase of shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs. The share repurchase program allows us to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of our common stock to offset the dilutive impact from the issuance of shares, if any, related to our acquisition program. During the nine months ended September 30, 2017, we repurchased 1.0 million shares of our common stock for $70.2 million, inclusive of 38,257 shares withheld to satisfy minimum stock withholding obligations of $2.1 million in connection with the vesting of restricted stock during the three months ended June 30, 2017. The shares repurchased by us during the first quarter of 2017 completed the repurchases under the repurchase program with respect to issuances of shares under our equity compensation programs during 2017.

We may utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

General Economic Conditions

Our operations and performance depend significantly on economic conditions. During the three months ended September 30, 2017, the percentage of our patient service revenue being reimbursed under government-sponsored or funded healthcare programs (the “GHC Programs”) remained relatively stable as compared to the three months ended September 30, 2016. On a sequential basis, however, there were slight shifts toward GHC Programs. We could experience additional shifts toward GHC Programs and patient volumes could decline if economic conditions deteriorate. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, due to the rising costs of managed care premiums and patient responsibility amounts, we may experience increased bad debt due to patients’ inability to pay for certain services.

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

Many of the ACA’s most significant reforms, such as the establishment of state-based and federally facilitated healthcare insurance exchanges that provide a marketplace for eligible individuals and small employers to purchase healthcare insurance, became effective in the beginning of 2014. Following four enrollment periods, the most recent of which ran through January 31, 2017, it has been projected that approximately 12 million people, including new applicants and returning customers, are enrolled. In some cases, the patient responsibility costs related to healthcare plans obtained through the insurance exchanges may be high and could increase in the future, and we may experience increased bad debt due to patients’ inability to pay for certain services. Furthermore, the current Administration has indicated that it will not continue the cost sharing reductions to health insurers that provide assistance for lower income individuals to purchase insurance coverage. This may further increase bad debt with respect to patients’ inability to pay. Efforts may occur at the federal level to stabilize and improve the individual insurance markets, and any efforts to modify the current laws and regulations could have an impact on us.

Despite recent failures to repeal and replace the ACA, the ACA remains subject to continuing legislative scrutiny, including efforts by the Republican-controlled Congress and the current Administration to amend or repeal a number of its provisions, as well as administrative actions delaying or modifying its provisions. Considerable uncertainty remains regarding the ultimate content, timing or effect of any healthcare reform legislation or the impact on us and the overall healthcare industry of potential legislation or executive orders.

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

Medicaid Expansion

The ACA also allows states to expand their Medicaid programs through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historic eligibility levels to 133% of the federal poverty level. As of September 30, 2017, 31 states and the District of Columbia had expanded Medicaid eligibility. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household income is at or below 133% of the federal poverty level.

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

For a reconciliation of each of EBITDA and Adjusted EPS to the most directly comparable GAAP measures for the three and nine months ended September 30, 2017 and 2016, refer to the tables below (in thousands, except per share data). In addition, historical reconciliations of EBITDA and Adjusted EPS are available on our Internet website at www.mednax.com under the Investors tab. Our Internet website and the information contained therein or connected thereto are not incorporated into or deemed a part of this Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to MEDNAX, Inc.	$65,880	$96,509	$184,269	$246,835
Interest expense, net(1)	18,433	16,198	52,293	43,108
Income tax provision	42,119	44,272	117,811	139,284
Depreciation and amortization	25,116	24,185	76,465	64,010

EBITDA	$151,548	$181,164	$430,838	$493,237

(1)	Interest expense, net is composed of interest expense, investment and other income and equity in (losses) earnings of unconsolidated affiliate.

	Three Months Ended September 30,
	2017		2016
Weighted average diluted shares outstanding	92,881		93,146
Net income and diluted net income per share attributable to MEDNAX, Inc.	$65,880	$0.71	$96,509	$1.04
Adjustments:
Amortization (net of tax of $6,502 and $6,440)	10,170	0.11	10,069	0.11
Stock-based compensation (net of tax of $3,023 and $3,374)	4,728	0.05	5,275	0.05
Income tax benefit related to settlement	—	—	(10,646)	(0.11)

Adjusted net income and diluted EPS	$80,778	$0.87	$101,207	$1.09

	Nine Months Ended September 30,
	2017		2016
Weighted average diluted shares outstanding	93,014		93,045
Net income and diluted net income per share attributable to MEDNAX, Inc.	$184,269	$1.98	$246,835	$2.65
Adjustments:
Amortization (net of tax of $20,146 and $16,725)	31,510	0.34	26,348	0.28
Stock-based compensation (net of tax of $8,788 and $10,053)	13,745	0.15	15,836	0.17
Income tax benefit related to settlement	—	—	(10,646)	(0.11)

Adjusted net income and diluted EPS	$229,524	$2.47	$278,373	$2.99

Results of Operations

Three Months Ended September 30, 2017 as Compared to Three Months Ended September 30, 2016

Our net revenue increased $41.0 million, or 4.9%, to $869.0 million for the three months ended September 30, 2017, as compared to $828.0 million for the same period in 2016. Of this $41.0 million increase, $35.0 million, or 4.2%, was attributable to revenue generated from acquisitions completed after June 30, 2016. Same-unit net revenue increased $6.0 million, or 0.7%, for the three months ended September 30, 2017. Same units are those units at which we provided services for the entire current period and the entire comparable period. The increase in same-unit net revenue was comprised of a net increase of $7.6 million, or 0.9%, from net reimbursement-related factors and a net decrease of $1.6 million, or 0.2%, related to patient service volumes. The net increase in revenue of $7.6 million related to net reimbursement-related factors was primarily due to modest improvements in managed care contracting and an increase in the administrative fees received from our hospital partners, partially offset by a decrease in revenue caused by an increase in the percentage of our patients enrolled in GHC Programs. The decrease in revenue of $1.6 million from patient service volumes was primarily related to decreases in our anesthesiology services, partially offset by growth in our radiology and neonatology services.

Practice salaries and benefits increased $64.7 million, or 12.4%, to $586.5 million for the three months ended September 30, 2017, as compared to $521.8 million for the same period in 2016. This $64.7 million increase was primarily attributable to increased costs associated with physicians and other staff primarily to support acquisition-related growth and growth at our existing units, of which $44.7 million was related to salaries and $20.0 million was related to benefits and incentive compensation. Included within the increase in salaries expense at our existing units were costs related to clinician compensation that increased at a faster rate than in previous periods. We anticipate that we will continue to experience a higher rate of growth in clinician compensation expense, which could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our securities.

Practice supplies and other operating expenses decreased $2.1 million, or 6.8%, to $29.5 million for the three months ended September 30, 2017, as compared to $31.6 million for the same period in 2016. The decrease was primarily attributable to a decrease for certain temporary staffing costs that were reclassified to practice salaries in 2017, partially offset by increases for practice supply, rent and other costs related to our acquisitions.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician practices and services, as well as those attributable to our non-physician service businesses. General and administrative expenses increased $7.9 million, or 8.5%, to $101.4 million for the three months ended September 30, 2017, as compared to $93.5 million for the same period in 2016. The increase of $7.9 million is attributable to the overall growth of the Company. General and administrative expenses as a percentage of net revenue was 11.7% for the three months ended September 30, 2017, as compared to 11.3% for the same period in 2016.

Depreciation and amortization expense increased $0.9 million, or 3.9%, to $25.1 million for the three months ended September 30, 2017, as compared to $24.2 million for the same period in 2016. The increase was primarily attributable to the amortization of intangible assets related to acquisitions.

Income from operations decreased $30.5 million, or 19.4%, to $126.4 million for the three months ended September 30, 2017, as compared to $156.9 million for the same period in 2016. Our operating margin was 14.6% for the three months ended September 30, 2017, as compared to 18.9% for the same period in 2016. The decrease of 440 basis points was primarily due to increases in operating expenses and lower same-unit revenue.

Net non-operating expenses were $18.4 million for the three months ended September 30, 2017, as compared to $16.2 million for the same period in 2016. The net increase in non-operating expenses was primarily related to an increase in interest expense due to higher average interest rates on outstanding borrowings under our credit agreement (the “Credit Agreement”).

Our effective income tax rate was 39.0% and 31.4% for the three months ended September 30, 2017 and 2016, respectively. Our effective income tax rate for the three months ended September 30, 2016 was 39.0% after excluding a $10.6 million income tax benefit resulting from the reversal of a liability for uncertain tax positions related to the favorable settlement of a tax matter during the third quarter of 2016. We believe that excluding the favorable impact on our effective income tax rate related to the settlement provides a more comparable view of our effective income tax rate.

Net income attributable to MEDNAX, Inc. was $65.9 million for the three months ended September 30, 2017, as compared to $96.5 million for the same period in 2016. EBITDA was $151.5 million for the three months ended September 30, 2017, as compared to $181.2 million for the same period in 2016.

Diluted net income attributable to MEDNAX, Inc. per common and common equivalent share was $0.71 on weighted average shares outstanding of 92.9 million for the three months ended September 30, 2017, as compared to $1.04 on weighted average shares outstanding of 93.1 million for the same period in 2016. Adjusted EPS was $0.87 for the three months ended September 30, 2017, as compared to $1.09 for the same period in 2016.

Nine Months Ended September 30, 2017 as Compared to Nine Months Ended September 30, 2016

Our net revenue increased $195.1 million, or 8.3%, to $2.55 billion for the nine months ended September 30, 2017, as compared to $2.35 billion for the same period in 2016. Of this $195.1 million increase, $202.7 million, or 8.6%, was attributable to revenue generated from acquisitions completed after December 31, 2015. This increase was partially offset by a decrease in same-unit net revenue of $7.6 million, or 0.3%, for the nine months ended September 30, 2017. Same units are those units at which we provided services for the entire current period and the entire comparable period. The decrease in same-unit net revenue was comprised of a net decrease of $10.6 million, or 0.5%, related to patient service volumes, partially offset by a net increase of $3.0 million, or 0.2%, from net reimbursement-related factors. The decrease in revenue of $10.6 million from patient service volumes was primarily related to decreases across almost all of our service lines. The net increase in revenue of $3.0 million related to net reimbursement-related factors was primarily due to modest improvements in managed care contracting and an increase in the administrative fees received from our hospital partners, partially offset by a decrease in revenue caused by an increase in the percentage of our patients enrolled in GHC Programs.

Practice salaries and benefits increased $222.0 million, or 14.8%, to $1.7 billion for the nine months ended September 30, 2017, as compared to $1.5 billion for the same period in 2016. This $222.0 million increase was primarily attributable to increased costs associated with physicians and other staff primarily to support acquisition-related growth and growth at our existing units, of which $174.7 million was related to salaries and $47.3 million was related to benefits and incentive compensation. Included within the increase in salaries expense at our existing units were costs related to clinician compensation that increased at a faster rate than in previous periods. We anticipate that we will continue to experience a higher rate of growth in clinician compensation expense, which could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our securities.

Practice supplies and other operating expenses increased $2.5 million, or 2.9%, to $88.2 million for the nine months ended September 30, 2017, as compared to $85.7 million for the same period in 2016. The increase was primarily attributable to practice supply, rent and other costs related to our acquisitions.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician practices and services, as well as those attributable to our non-physician service businesses. General and administrative expenses increased $32.7 million, or 11.9%, to $308.2 million for the nine months ended September 30, 2017, as compared to $275.5 million for the same period in 2016. The increase of $32.7 million is attributable to the overall growth of the Company, primarily related to acquisition-related growth. General and administrative expenses as a percentage of net revenue was 12.1% for the nine months ended September 30, 2017, as compared to 11.7% for the same period in 2016.

Depreciation and amortization expense increased $12.5 million, or 19.5%, to $76.5 million for the nine months ended September 30, 2017, as compared to $64.0 million for the same period in 2016. The increase was primarily attributable to the amortization of intangible assets related to acquisitions.

Income from operations decreased $74.5 million, or 17.4%, to $354.4 million for the nine months ended September 30, 2017, as compared to $428.9 million for the same period in 2016. Our operating margin was 13.9% for the nine months ended September 30, 2017, as compared to 18.2% for the same period in 2016. The decrease of 432 basis points was primarily due to increases in operating expenses and a decrease in same-unit revenue.

Net non-operating expenses were $52.3 million for the nine months ended September 30, 2017, as compared to $43.1 million for the same period in 2016. The net increase in non-operating expenses was primarily related to an increase in interest expense due to higher outstanding borrowings under our Credit Agreement.

Our effective income tax rate was 39.0% and 36.1% for the nine months ended September 30, 2017 and 2016, respectively. Our effective income tax rate for the nine months ended September 30, 2016 was 38.8% after excluding a $10.6 million income tax benefit resulting from the reversal of a liability for uncertain tax positions related to the favorable settlement of a tax matter during the third quarter of 2016. We believe that excluding the favorable impact on our effective income tax rate related to the settlement provides a more comparable view of our effective income tax rate.

Net income attributable to MEDNAX, Inc. was $184.3 million for the nine months ended September 30, 2017, as compared to $246.8 million for the same period in 2016. EBITDA was $430.8 million for the nine months ended September 30, 2017, as compared to $493.2 million for the same period in 2016.

Diluted net income attributable to MEDNAX, Inc. per common and common equivalent share was $1.98 on weighted average shares outstanding of 93.0 million for the nine months ended September 30, 2017, as compared to $2.65 on weighted average shares outstanding of 93.0 million for the same period in 2016. Adjusted EPS was $2.47 for the nine months ended September 30, 2017, as compared to $2.99 for the same period in 2016.

Liquidity and Capital Resources

As of September 30, 2017, we had $48.4 million of cash and cash equivalents on hand as compared to $55.7 million at December 31, 2016. Additionally, we had working capital of $177.3 million at September 30, 2017, an increase of $39.1 million from working capital of $138.2 million at December 31, 2016. This net increase in working capital is primarily due to year-to-date earnings, net borrowings on our Credit Agreement and proceeds from the issuance of common stock under our Amended and Restated 2008 Incentive Plan, our 1996 Non-Qualified Employee Stock Purchase Plan, as amended (the “ESPP”), and our 2015 Non-Qualified Stock Purchase Plan (the “SPP”), partially offset by the use of funds for acquisitions and repurchases of our common stock.

Cash Flows

Cash provided by (used in) operating, investing and financing activities is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Operating activities	$315,743	$312,830
Investing activities	(387,477)	(771,909)
Financing activities	64,439	460,312

Operating Activities

During the nine months ended September 30, 2017, our net cash provided from operating activities was $315.7 million, compared to $312.8 million for the same period in 2016. The net increase in cash flow is primarily related to a net increase in cash flow related to changes in the components of accounts payable and accrued expenses, accounts receivable, and income taxes, partially offset by lower year-to-date earnings.

During the nine months ended September 30, 2017, cash flow from accounts receivable decreased by $9.1 million, compared to a decrease of $24.8 million for the same period in 2016. The decreases in cash flow in both periods are primarily related to increases in accounts receivable balances from acquisitions.

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

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO was 55.1 days at September 30, 2017 as compared to 54.9 days at December 31, 2016.

Investing Activities

During the nine months ended September 30, 2017, our net cash used in investing activities of $387.5 million primarily included acquisition payments of $355.1 million, capital expenditures of $32.0 million and net purchases of $4.2 million related to the purchase and maturity of investments.

Financing Activities

During the nine months ended September 30, 2017, our net cash provided from financing activities of $64.4 million consisted primarily of net borrowings on our Credit Agreement of $120.5 million and proceeds from the exercise of employee stock options and the issuance of common stock under our ESPP and SPP of $18.7 million, partially offset by the repurchase of $70.2 million of our common stock.

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

At September 30, 2017, we had an outstanding principal balance of $1.08 billion on our Credit Agreement, composed of $919.0 million under our revolving line of credit and a $165.0 million term loan. We also had outstanding letters of credit associated with our professional liability insurance program of $0.4 million which reduced the amount available on our Credit Agreement to $780.6 million at September 30, 2017.

At September 30, 2017, the outstanding principal balance on our 5.25% senior unsecured notes due 2023 (the “2023 Senior Notes”) was $750.0 million. Our obligations under the 2023 Senior Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee the Credit Agreement. Interest on the 2023 Senior Notes accrues at the rate of 5.25% per annum, or $39.4 million, and is payable semi-annually in arrears on June 1 and December 1.

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

At September 30, 2017, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under our Credit Agreement and the 2023 Senior Notes. We believe we will be in compliance with these covenants and other restrictions throughout 2017. On October 30, 2017, we entered into a new credit agreement that replaced our Credit Agreement (the “New Credit Agreement”); see Item 5. of Part II of this Quarterly Report on Form 10-Q for more information regarding our New Credit Agreement, which is incorporated herein by reference.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at September 30, 2017 was $240.5 million, of which $37.3 million is classified within accounts payable and accrued expenses in the Condensed Consolidated Balance Sheet. In addition, there is a corresponding insurance receivable of $14.0 million recorded as a component of other assets for certain professional liability claims that are covered by insurance policies.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We intend to manage interest rate risk through the use of a combination of fixed rate and variable rate debt. We previously borrowed under our Credit Agreement and will borrow under our New Credit Agreement at various interest rate options based on the Alternate Base Rate or LIBOR rate depending on certain financial ratios. At September 30, 2017, the outstanding principal balance on our Credit Agreement was $1.08 billion, composed of $919.0 million under our revolving line of credit and $165.0 million under our term loan. Considering the total outstanding balance, a 1.0% change in interest rates would result in an impact to income before income taxes of approximately $10.8 million per year. See Item 5. of Part II of this Quarterly Report on Form 10-Q for more information regarding our New Credit Agreement.

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

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

On October 30, 2017, the Company entered into a New Credit Agreement, which replaces the Company’s Credit Agreement. The New Credit Agreement provides for a $2.0 billion unsecured revolving credit facility and includes a $37.5 million sub-facility for the issuance of letters of credit. The Company may increase the credit facility to up to $2.4 billion on an unsecured basis, subject to the satisfaction of specified conditions. The new credit facility matures on October 31, 2022 and is guaranteed by substantially all of the Company’s subsidiaries and affiliated professional associations and corporations. At the Company’s option, borrowings under the New Credit Agreement will bear interest at (i) the alternate base rate (defined as the higher of (a) the prime rate, (b) the Federal Funds Rate plus 1/2 of 1.00% and (c) LIBOR for an interest period of one month plus 1.00%) plus an applicable margin rate ranging from 0.125% to 0.750% based on the Company’s consolidated leverage ratio or (ii) the LIBOR rate plus an applicable margin rate ranging from 1.125% to 1.750% based on the Company’s consolidated leverage ratio. The New Credit Agreement also calls for other customary fees and charges, including an unused commitment fee ranging from 0.150% to 0.300% of the unused lending commitments, based on the Company’s consolidated leverage ratio.

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

The New Credit Agreement was provided by a syndicate of banks with JPMorgan Chase Bank, N.A. as Administrative Agent and Bank of America, N.A., Fifth Third Bank, Mizuho Bank, Ltd., SunTrust Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Wells Fargo Bank, National Association as Syndication Agents, and BBVA Compass, Citizens Bank, N.A., PNC Bank, Regions Bank, and U.S. Bank National Association, as Senior Documentation Agents and BB&T as Documentation Agent. JPMorgan Chase Bank, N.A, Fifth Third Bank, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mizuho Bank, Ltd., SunTrust Robinson Humphrey, Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Wells Fargo Securities, LLC, acted as Joint Lead Arrangers and Joint Bookrunners.

The foregoing description of the New Credit Agreement is only a summary and is qualified in its entirety by reference to the full text of the New Credit Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Description

10.1+	Credit Agreement, dated as of October 30, 2017, among MEDNAX, Inc., certain of its domestic subsidiaries from time to time party thereto as Guarantors, the Lender parties thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Bank of America, N.A., Fifth Third Bank, Mizuho Bank, Ltd., SunTrust Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Wells Fargo Bank, National Association as Syndication Agents, and BBVA Compass, Citizens Bank, N.A., PNC Bank, Regions Bank, and U.S. Bank National Association, as Senior Documentation Agents and BB&T as Documentation Agent. JPMorgan Chase Bank, N.A, Fifth Third Bank, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mizuho Bank, Ltd., SunTrust Robinson Humphrey, Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Wells Fargo Securities, LLC, acted as Joint Lead Arrangers and Joint Bookrunners.

31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDNAX, INC.

Date: November 1, 2017	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2017	By:	/s/ Vivian Lopez-Blanco
Vivian Lopez-Blanco
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 1, 2017	By:	/s/ John C. Pepia
John C. Pepia
Chief Accounting Officer
(Principal Accounting Officer)