Form 10-K
period 2017-12-31
MEDNAX, INC.
filed 2018-02-14
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of shares of Common Stock of the registrant held by non-affiliates of the registrant on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $4,785,069,881 based on a $60.37 closing price per share as reported on the New York Stock Exchange composite transactions list on such date.

The number of shares of Common Stock of the registrant outstanding on February 9, 2018 was 93,795,535.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, with respect to the 2018 Annual Meeting of Shareholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in the Form 10-K, each document incorporated by reference herein is deemed not to be filed as part hereof.

MEDNAX, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2017

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

OVERVIEW

MEDNAX is a leading provider of physician services including newborn, anesthesia, maternal-fetal, radiology and teleradiology, pediatric cardiology and other pediatric subspecialty care. At December 31, 2017, our national network comprised over 4,075 affiliated physicians, including 1,175 physicians who provide neonatal clinical care, primarily within hospital-based neonatal intensive care units (“NICUs”), to babies born prematurely or with medical complications. We have 1,400 affiliated physicians who provide anesthesia care to patients in connection with surgical and other procedures, as well as pain management. In addition, we have 325 affiliated physicians who provide maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network also includes other pediatric subspecialists, including 175 physicians providing pediatric intensive care, 110 physicians providing pediatric cardiology care, 130 physicians providing hospital-based pediatric care, 20 physicians providing pediatric surgical care, and eight physicians providing pediatric ear, nose and throat and pediatric ophthalmology services. MEDNAX also provides radiology services including diagnostic imaging, interventional radiology and nuclear medicine, through a network of 285 affiliated physicians, as well as teleradiology services through a network of 445 affiliated radiologists. In addition to our national physician network, we provide services to healthcare facilities and physicians, including ours, through complementary businesses, consisting of a management services organization focusing on full-service revenue cycle management and a consulting services company.

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

OUR PHYSICIAN SPECIALTIES AND SERVICES

The following discussion describes our physician specialties and the care that we provide:

Neonatal Care

We provide clinical care to babies born prematurely or with complications within specific units at hospitals, primarily NICUs, through our network of 1,175 affiliated neonatal physician subspecialists (“neonatologists”), neonatal nurse practitioners and other pediatric clinicians who staff and manage clinical activities at more than 390 NICUs in 37 states and Puerto Rico. Neonatologists are board-certified, or eligible-to-apply-for-certification, physicians who have extensive education and training for the care of babies born prematurely or with complications that require complex medical treatment. Neonatal nurse practitioners are registered nurses who have advanced training and education in assessing and treating the healthcare needs of newborns and infants as well as managing the needs of their families.

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

Anesthesia and Anesthesia Subspecialty Care

We provide anesthesia care at over 155 hospitals, 160 ambulatory surgery centers and office-based practices across 15 states with 1,400 affiliated anesthesiologists. Following the “care team” model, our anesthesiologists work with both practice and hospital-employed certified registered nurse anesthetists (“CRNAs”), anesthesiologist assistants (“AAs”) and other clinicians to provide high quality, cost efficient and service-oriented anesthesia care to our patients. Our anesthesiologists are board-certified, or eligible-to-apply-for-certification, physicians who are responsible for administering anesthesia to relieve pain and for managing vital life functions during surgery, including breathing, heart rhythm and blood pressure.

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

Maternal-Fetal Care

We provide inpatient and office-based clinical care to expectant mothers and their unborn babies through our 325 affiliated maternal-fetal medicine subspecialists as well as obstetricians and other clinicians, such as maternal-fetal nurse practitioners, certified nurse mid-wives, ultrasonographers and genetic counselors. Maternal-fetal medicine subspecialists are board-certified, or eligible-to-apply-for-certification, obstetricians who have extensive education and training for the treatment of high-risk expectant mothers and their fetuses. Our affiliated maternal-fetal medicine subspecialists practice primarily in metropolitan areas where we have affiliated neonatologists to provide coordinated care for women with complicated pregnancies whose babies are often admitted to a NICU upon delivery. We believe continuity of treatment from mother and developing fetus during the pregnancy to the newborn upon delivery has improved the clinical outcomes of our patients.

Pediatric Cardiology Care

We provide inpatient and office-based pediatric cardiology care of the fetus, infant, child and adolescent patient with congenital heart defects and acquired heart disease, as well as adults with congenital heart defects through our 110 affiliated pediatric cardiologist subspecialists and other related clinical professionals such as pediatric nurse practitioners, echocardiographers, other diagnostic technicians, and exercise physiologists. Pediatric cardiologists are board-certified, or eligible-to-apply for certification, pediatricians who have additional education and training in congenital heart defects and pediatric acquired heart disorders.

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

Pediatric Intensive Care. Pediatric intensivists are hospital-based pediatricians with additional education and training in caring for critically ill or injured children and adolescents. We have 175 affiliated physicians who provide this clinical care. They staff and manage pediatric intensive care units (“PICUs”) at approximately 55 hospitals.

Pediatric Hospitalists. Pediatric hospitalists are hospital-based pediatricians specializing in inpatient care and management of acutely ill children. We have 130 affiliated hospital-based physicians who provide inpatient pediatric and newborn care as well as provide care in PICUs, NICUs and pediatric emergency rooms at approximately 40 hospitals.

Pediatric Surgery. Pediatric surgeons provide specialized care for patients ranging from newborns to adolescents, for all problems or conditions that require surgical intervention, and often have particular expertise in the areas of neonatal, prenatal, trauma, and pediatric oncology. We have 20 affiliated physicians in this subspecialty including pediatric urologists, pediatric plastic and craniofacial surgeons and general and thoracic pediatric surgeons. Areas of particular expertise include management of neonatal and congenital anomalies, prenatal counseling, trauma management, pediatric oncology, gastrointestinal surgery, as well as common pediatric surgical conditions.

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

Newborn Hearing Screening Program. Our affiliated physicians also oversee our newborn hearing screening program. Since we launched this program in 1994, we believe that we have become the largest provider of newborn hearing screening services in the United States. In 2017, we screened over 855,000 babies for potential hearing loss at 435 hospitals across the nation. Over 40 states either require newborns to be screened for potential hearing loss before being discharged from the hospital or require that parents be offered the opportunity to submit their newborns to hearing screens. We contract or coordinate with hospitals to provide newborn hearing screening services.

Radiology and Teleradiology

Radiology. We provide radiology services including diagnostic imaging, interventional radiology and nuclear medicine through a network of 285 physicians. We believe that we bring a unique value proposition to radiology physician groups, in that we can provide practice support, a technology platform enabling radiology to be practiced at a national level, as well as teleradiology capabilities that can enhance their efficiency, provide subspecialty access and help them grow and remain competitive. In addition, we believe that radiology physicians in a group practice can complement the staffing needs for our teleradiology services business during certain times, such as nights and weekends, when they are not providing services at their practices.

Teleradiology. Teleradiology represents a component of the broader radiology industry whereby radiographic images are transmitted from one location to another for interpretation. Through our vRad business, we provide teleradiology services to approximately 2,100 client hospitals, health systems and radiology groups across all 50 states, the District of Columbia and Puerto Rico. With 445 U.S. board-certified and eligible radiologists currently reading images in the network, the majority of whom are subspecialty trained, we are able to interpret over 6.3 million patient studies annually and process over 2.1 billion images on what we believe is the world’s largest and most advanced telemedicine platform. We believe that the teleradiology specialty is poised for growth and that there are numerous opportunities for cross-selling vRad’s services within MEDNAX’s existing customer base. We believe that teleradiology will play a significant role in the practice of radiology in the future. Our teleradiology business has begun to identify opportunities throughout the country for our radiology physician group practices to expand their presence, and we believe this will be a key differentiator as we continue down the path of building a broader radiology business in the future.

Management Services Organization and Consulting Services

In addition to our national physician network, we provide services nationwide to healthcare facilities and physicians, including ours, through complementary businesses, consisting of a management services organization that offers full-service revenue cycle management solutions and innovative technology used for patient/physician connectivity as well as a consulting services company. Our management services organization provides a suite of solutions including a range of patient access and communications, full-service revenue cycle management, consulting and analytics services, billing and coding, patient responsibility, eligibility and disability, complex accounts receivable services such as workers’ compensation, out-of-state Medicaid eligibility and more, and mobile-first engagement and communication software for patients and providers. Our solutions are designed to engage patients, empower physicians and hospitals and other healthcare providers and improve financial outcomes throughout the entire healthcare continuum. We provide these services at more than 2,400 hospitals and other healthcare providers nationwide.

Our perioperative consulting company is comprised of a collaborative team of anesthesiologists, operating room nurse executives and perioperative business strategists who develop and provide solutions to optimize the performance, resources and capacity within hospital operating rooms and across the care continuum. Our services include strategic assessments and transformations, central sterile redesign, physician engagement and governance, and staffing/workforce support. With our peer-to-peer consulting model, we partner with our clients to deliver sustainable and actionable results with the goal of streamlining patient throughput, enhancing anesthesia service levels, increasing surgeon and patient satisfaction, decreasing costs and implementing strategic perioperative growth plans to hospitals and health systems.

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

Neonatal Medicine. Of the approximately 4 million births in the United States annually, we estimate that approximately 14% require NICU admission. Numerous institutions conduct research to identify potential causes of premature birth and medical complications that often require NICU admission. Some common contributing factors include the presence of hypertension or diabetes in the mother, lack of prenatal care, complications during pregnancy, drug and alcohol abuse and smoking or poor nutritional habits during pregnancy. Babies admitted to NICUs typically have an illness or condition that requires the care of a neonatologist. Babies who are born prematurely or have a low birth weight often require neonatal intensive care services because of an increased risk for medical complications. We believe obstetricians generally prefer to perform deliveries at hospitals that provide a full complement of labor and delivery services, including a NICU staffed by board-certified, or eligible-to-apply-for-certification, neonatologists. Because obstetrics is a significant source of hospital admissions, hospital administrators have responded to these demands by establishing NICUs and contracting with independent neonatology group practices, such as our affiliated professional contractors, to staff and manage these units. As a result, NICUs within the United States tend to be concentrated in hospitals with higher volumes of births. There are approximately 5,600 board-certified neonatologists in the United States.

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

Maternal-Fetal Medicine. Expectant mothers with pregnancy complications often seek or are referred by their obstetricians to maternal-fetal medicine subspecialists. These subspecialists provide inpatient and office-

based care to women with conditions such as diabetes, heart disease, hypertension, multiple gestation, recurrent miscarriage, family history of genetic diseases, suspected fetal birth defects and other complications during their pregnancies. We believe that improved maternal-fetal care has a positive impact on neonatal outcomes. Data on neonatal outcomes demonstrates that, in general, the likelihood of mortality or an adverse condition or outcome (referred to as “morbidity”) is reduced the longer a baby remains in the womb. There are approximately 2,200 board-certified maternal-fetal medicine subspecialists in the United States.

Pediatric Cardiology Medicine. Pediatric cardiologists provide inpatient and office-based cardiology care of the fetus, infant, child, and adolescent with congenital heart defects and acquired heart disease, as well as providing care to adults with congenital heart defects. We estimate that approximately one in every 125 babies is born with some form of heart defect. With advancements in care, there are approximately 1.4 million adults in the United States today living with congenital heart disease. There are approximately 2,500 board-certified pediatric cardiologists in the United States.

Other Pediatric Subspecialty Medicine. Other areas of pediatric subspecialty medicine are closely associated with maternal-fetal-newborn medical care. For example, pediatric intensivists are subspecialists who care for critically ill or injured children and adolescents in PICUs. There are approximately 1,950 board-certified pediatric intensivists in the United States. As another example, pediatric hospitalists are pediatricians who provide care in many hospital areas, including labor and delivery and the newborn nursery. In addition, pediatric surgeons provide specialized care for patients ranging from newborns to adolescents, for all problems or conditions affecting children that require surgical intervention, and often have particular expertise in the areas of neonatal, prenatal, trauma, and pediatric oncology. There are approximately 970 board-certified pediatric surgeons in the United States.

Radiology. Radiology is the science that uses a variety of medical imaging to diagnose injury and disease and sometimes treat diseases in the body. A variety of imaging techniques such as X-ray, radiography, ultrasound, computed tomography (CT), nuclear medicine, including positron emission tomography (PET), and magnetic resonance imaging (MRI) are used. Interventional radiology is the performance of typically minimally invasive medical procedures with the guidance of imaging technologies. According to the U.S. Census Bureau, the U.S. population continues to expand and the fastest-growing segment of the population consists of individuals over the age of 65. The growth in population and, in particular the age 65 or greater segment, is expected to result in an increase in demand for radiology services as the increased medical needs of this population require more imaging. There are approximately 30,000 board-certified radiologists in the United States.

Teleradiology and Telemedicine. Teleradiology is the transmission of radiographic images from one location to another for interpretation. Teleradiology represents a component of the broader radiology industry. Within this market, teleradiology is a fast growing segment of the physician services sector. We believe that there are several factors prompting growth of the teleradiology model. Around-the-clock subspecialty coverage is becoming a standard of care; the idea that a general radiologist practicing in a single hospital has the ability to read all types of images is no longer prevalent. On behalf of their patients, healthcare facilities increasingly seek to have diagnostic images evaluated by radiologists who have expertise in specific subspecialty areas such as neuroradiology, cardiac imaging and vascular surgery. In addition, facilities wish to have this subspecialty service available to them immediately because timing is critical for treatment and recovery. Advances in technology now make this around-the clock expert attention possible; using remote/onsite integration and data analytics, teleradiologists can read diagnostic images from anywhere at any time and seamlessly deliver results. This not only provides the ability to determine optimal treatment decisions for the patient, but also enhances a healthcare facility’s ability to efficiently and effectively meet its patients’ needs. Since most teleradiology work is completed remotely, the pool of qualified radiologists who are subspecialty trained is significantly greater than would be available in a single geographic area.

Another key driver, we believe, is how we support forward-thinking radiology groups that are attempting to become high-performance providers in their markets. Traditionally, radiology groups have had to staff to their peak volume creating periods where they are overstaffed as volume ramps up or down. With us as a partner, radiology groups can staff to meet typical demand, as opposed to overstaffing, and leverage our solutions for additional coverage at all times, not just the overnight hours. Likewise, radiology groups can more quickly expand their services to other geographies and locations with us as a partner reducing or eliminating the time it takes to recruit physicians for growth. Similarly, teleradiology coverage can be provided for other physician group staffing challenges such as physician retirement and attrition, or to provide expertise in specific subspecialty areas that may not be covered by the physicians in the practice.

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

Management Services / Full-Service Revenue Cycle Management. Our management services organization is designed to help physicians and other healthcare providers better engage patients throughout the entire healthcare continuum by addressing the various challenges that they face from the complexity of reimbursement and practice coordination in today’s healthcare environment. We believe our suite of solutions sets our management services organization apart in the world of healthcare revenue cycle management. Our suite of solutions includes a range of patient access and communications, revenue cycle management, consulting and analytics services, billing and coding, patient responsibility, eligibility and disability, complex accounts receivable services such as workers’ compensation, out-of-state Medicaid eligibility and more, as well as offering advanced technology solutions through mobile-first engagement and communication software for patients and providers. By allowing our organization to step in and handle these areas, hospitals and other healthcare providers can focus on providing care to their patients without the administrative burdens.

The healthcare landscape is changing rapidly, particularly in various areas that hospitals and other healthcare providers typically have not invested in. Our solutions become even more relevant in these specific areas. For example, as patient responsibility balances continue to grow and become harder to collect, our management services organization’s unique process of patient outreach and communication, before the healthcare bills are even sent, is a proven solution to this problem that also enhances patient satisfaction. Our management services organization also helps hospitals and other healthcare providers streamline the eligibility process for Medicaid. Medicaid eligibility is not a simple process to establish, as it differs across states and must be reestablished monthly, and is a critical function as there are millions of individuals who are eligible for Medicaid. We believe that our solutions have been positively received by our hospital and other healthcare partners, and add to the value proposition that we can deliver to address the key areas where hospitals and other healthcare providers must adapt to the changes in the business of healthcare.

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

We have had success developing other programs with our hospital partners. One of these programs relates to obstetric hospitalists (“OB hospitalists”) whereby we have collaborated with hospitals to design programs for which an OB hospitalist is on site at the hospital on a shift basis to provide care for laboring patients and managing obstetrical emergencies. We believe this program is valuable to our hospital partners as the program improves patient safety in part by preventing unattended deliveries and allowing for swifter emergency treatment. An additional benefit from such a program for our hospital partners is that local obstetricians unable to attend deliveries can be confident that there are dedicated in-house obstetricians available to attend such deliveries, and they may therefore choose to deliver at hospitals with such programs.

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

Additionally, with the goal of further expanding our organic growth strategy, we are continuing the evolving process of developing our national sales team to pursue opportunities across our service lines by employing a targeting strategy with a specific focus and prioritization. This sales team will work with existing hospital and other healthcare partners and will also focus on building new relationships with hospitals and other service providers to which we do not currently provide services in order to offer clinical and other solutions and respond to requests for proposals. The ultimate goal is for MEDNAX to be viewed by hospitals and other partners as a multi-specialty health solutions partner and other complementary services solutions provider across all of our service lines. During 2017, the management of our organic growth initiatives was moved to our business development team in order to optimally align our growth efforts.

•

Acquire physician practice groups. We continue to seek to expand our operations by acquiring established physician practices in our specialties which include radiology, neonatology, anesthesiology, maternal-fetal medicine and pediatric cardiology. We also pursue complementary pediatric subspecialty physician groups, such as pediatric intensivists, pediatric hospitalists, pediatric surgeons, pediatric ear, nose and throat physicians and pediatric ophthalmologists. In addition, both independently and in collaboration with our hospital partners, we are actively pursuing expansion into additional pediatric subspecialties in order to meet the needs of our hospital partners. These include groups with expertise in pediatric orthopedics and neurosurgery as well as newborn congenital heart disease. During 2017, we added ten physician group practices, including four radiology practices, two maternal-fetal medicine practices, one neonatology practice, one pediatric multi-specialty practice and two other pediatric subspecialty practices.

We also believe that teleradiology will play a significant role in the practice of radiology in the future and that our teleradiology services business will be a valuable asset to us as we continue working toward our goal of building a national radiology physician group. We believe we bring a unique value proposition to radiology physician groups, in that we can provide not only practice support, but also teleradiology capabilities that can enhance their efficiency, provide increased subspecialty access and help them grow, remain competitive and meet the ever increasing needs of their hospital partners, payors and regulatory bodies.

•

Acquire complementary service businesses. In addition to growing our national physician practice network, we have expanded the service offerings within our management services organization. Our management services organization is a technology-enabled services organization that improves financial outcomes for our hospital partners and other medical providers by enhancing the patient experience and expanding their access to healthcare. We provide a suite of solutions across the areas of healthcare eligibility, billing and coding, assistance with patient responsibility balances, complex accounts receivable services in the areas of third-party liability, out-of-state Medicaid eligibility and workers’ compensation, as well as innovative technology solutions for patient engagement, provider productivity and communication and engagement. Our service offerings function not only as support for our own physician practices but as a revenue-generating outsourced service capability. We believe our service offerings help to address the evolving needs of our hospital partners and other customers while creating expanded opportunities for cross-selling our services in order to supplement our future growth. We will continue to evaluate expansion of our service offerings in this area as our hospital partners’ and other healthcare providers’ needs evolve.

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

•	Clinical Research. We conduct clinical research to discover ways to improve clinical care for our patients and share our discoveries throughout the medical community through submissions to peer-reviewed literature. During 2017 alone, our affiliated physicians published more than 60 articles in peer reviewed journals.

•	Neonatal medicine was the focus of 20 of the published articles. Truly understanding the outcome and the cost of achieving that outcome in a neonate requires years of follow up, but defining and measuring value is of great importance as it focuses efforts on improving the quality of healthcare. We have continued our collaboration with neonatal healthcare providers who want to solve important clinical questions using information from our clinical data warehouse.

•	In maternal-fetal medicine, our Obstetrix Collaborative Research Network along with our affiliated physicians completed and published two multicenter studies and a total of 12 studies in major peer review journals during 2017. Our pediatric cardiology research continues to rapidly develop. Our groups are currently evaluating the role of newborn screening for congenital cardiac disease in collaboration with many of our neonatology practices. This study completed enrollment of more than 6,000 infants and is under peer review. Many of our affiliated pediatric cardiology practices are involved in a variety of important collaborative research studies as part of both regional and national projects. Among these projects is our involvement in a decade long multicenter partnership with other children’s hospitals, funded by the American Heart Association, assessing health related quality of life outcomes in children with congenital and acquired heart disease. Our cardiology team is a member of the prestigious Pediatric Heart Network, a subsidiary of the National Heart Lung Blood Institute, an organization that evaluates the use of certain drugs following surgical procedures for children with complex congenital heart defects in order to improve exercise performance. In anesthesiology, we both conduct and support clinical research across a spectrum of clinical efficacy, quality, therapeutic and device investigations, all with the goal of bringing better care to our patients. Our findings are shared throughout the medical community through peer-reviewed literature, presentation at national medical meetings and through educational venues.

•

Our anesthesiology practices are currently engaged in more than 50 clinical trials in a variety of specialty areas across eight states. These range from anesthesia investigator initiated to quality/hospital database inquiry to industry-sponsored trials. We currently continue to report quality metrics via a Centers for Medicare & Medicaid Services (“CMS”) certified Qualified Clinical Data Registry (“QCDR”) and to perform advanced analytics for research purposes using our quality initiative tool, Quantum Clinical Navigation System (“Quantum.”) This database currently has over 1,000,000 audited patient encounters that enable us to illustrate and investigate best practices in anesthesia care in community based healthcare systems. Papers utilizing data from Quantum have been published while others are in submission, and clinical trial results are now being accepted for publication. In addition, multiple presentations, some using abstracts from published papers, were given at national, regional and local meetings. We are well positioned to attract clinical trial sponsors, given our rich patient base and our pool of physician investigators.

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

•

Continuous Quality Improvement. Continuous quality improvement (“CQI”) initiatives are important for all of our physician specialties. As part of our dedication to improving quality across our affiliated practices, we provide our clinicians with the opportunity to collaborate and share best practices and facilitate access to valuable information, resources and professional development tools. From these collaborations, our affiliated physicians can identify areas for improvement, and then systematically monitor, study, learn, and implement change. There are several complex initiatives that are derived and based on our long-standing CQI efforts, such as our Regional Resource Teams, our National High Reliability Organization (“HRO”) program and our Performance Improvement Teams. For anesthesia care, we have launched a new Comprehensive Recovery After Surgery program and continue to offer a CMS certified QCDR. Our quality metrics are analyzed to include standard clinical outcome reporting, trend analysis and threshold performance, all of which are provided to our individual physicians. The quality committees and medical directors of the practices manage quality improvement programs and drive best practices that are adapted to the needs of the local care setting.

•

Patient Safety Organization. We have established a federally listed Patient Safety Organization (“PSO”), the mission of which is to improve the quality and safety of care rendered by our clinical providers through the collection and analysis of quality data. As a federally listed PSO, our mission to improve the safety of care rendered is supported by the dissemination of best practices information and implementation of patient safety programs. In 2017, we expanded the anesthesiology HRO program and launched the women’s and children’s HRO program, both aiming to provide “Just Culture” training to our clinicians. The complex curriculum has been customized to meet our affiliated physician practices’ needs and is based on principles outlined by the Agency for Healthcare Research and Quality (“AHRQ”), Institute for Healthcare Improvement, National Patient Safety Foundation and Team STEPPS, the teamwork system developed by the AHRQ and the Department of Defense.

In addition to our HRO initiatives in 2017, we have also expanded our inter-professional simulation program to include additional subspecialties and have been granted a two year provisional accreditation by the Society for Healthcare Simulation. The effects of simulation are proven as a performance improvement method and are known to lead to enhanced communication and improved patient outcomes.

•

Continuing Medical Education. We provide extensive continuing medical education and continuing nursing education to our affiliated clinicians in an effort to ensure that they have access to current treatment methodologies, national best practices and evidence-based guidelines. As an Accreditation Council for Continuing Medical Education accredited provider, we offer a variety of live and online educational credit opportunities that can be accessed on demand by our providers and are in synergy with latest research publications and healthcare industry standards.

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

•	Unit Management. A senior physician practicing medicine in each neonatal, anesthesia, radiology, pediatric intensivist, maternal-fetal, pediatric cardiology and other subspecialty practice that we manage acts as the medical director for that practice. Each medical director is responsible for the overall management of his or her practice, including staffing and scheduling, quality of care, professional discipline, utilization review, coordinating physician recruitment and monitoring of the financial success within the practice. Medical directors also serve as a liaison with hospital administration, other physicians and the community.

•	Staffing and Scheduling. We assist with staffing and scheduling physicians and advanced practice nurses within the units and practices that we manage. For example, each NICU is staffed by at least one specialist on site or available on call. For our affiliated anesthesia physicians, CRNAs and AAs, we employ an operational system that assists with their staffing and scheduling. We are responsible for managing and coordinating the process for the salaries and benefits paid and provided to our affiliated physicians and practitioners. In addition, we employ, compensate and manage all non-medical personnel for our affiliated physician groups.

•	Recruiting and Credentialing. We have significant experience in locating, qualifying, recruiting and retaining experienced physicians. We maintain an extensive nationwide database of neonatologists, maternal-fetal medicine physicians, anesthesiologists and other pediatric subspecialty physicians and are working to develop such a database for radiologists. Our medical directors and physician leaders play a central role in the recruiting and interviewing process before candidates are introduced to other practice group physicians and hospital administrators. We verify the credentials, licenses and references of all prospective affiliated physician candidates. In addition to our database of physicians, we recruit nationally through trade advertising, referrals from our affiliated physicians and attendance at conferences.

•	Billing, Collection and Reimbursement. We assume responsibility for assisting our affiliated physicians with contracting with third-party payors. We are responsible for billing, collection and reimbursement for services rendered by our affiliated physicians. In all instances, however, we do not assume responsibility for charges relating to services provided by hospitals or other physicians with whom we collaborate. Such charges are separately billed and collected by the hospitals or other physicians. We provide our affiliated physicians and other clinicians with a training curriculum that emphasizes detailed documentation of and compliant coding protocols for all procedures performed and services provided, and we provide comprehensive internal auditing processes, all of which are designed to achieve compliant coding, billing and collection of revenue for physician services. Generally, our billing and collection operations are conducted from our business offices located across the United States and in Puerto Rico, as well as our corporate offices.

•	Risk Management. We maintain a risk management program focused on reducing risk, including the identification and communication of potential risk areas to our medical affairs staff. We maintain professional liability coverage for our national group of affiliated healthcare professionals. Through our risk management and medical affairs staff, we conduct risk management programs for loss prevention and early intervention in order to prevent or minimize professional liability claims.

•	Compliance. We provide a multi-faceted compliance program that is designed to assist our affiliated practice groups in understanding and complying with the increasingly complex laws, rules and regulations that govern the provision of healthcare services.

•	Other Services. We also provide management information systems, facilities management, legal support, marketing support and other services to our affiliated physicians and affiliated practice groups.

OUR INFORMATION SYSTEMS

We maintain several information systems that support our day-to-day operations, ongoing clinical research and business analysis.

•	BabySteps®. BabySteps is a clinical electronic documentation system used by our affiliated neonatal physicians and other clinicians to record clinical progress notes and certain laboratory and radiology reports electronically and provides a decision tree to assist them in certain situations with the selection of appropriate billing codes.

•	Clinical Data Warehouse. BabySteps enables our affiliated practices to capture a consistent set of clinical information about the patients we treat. We de-identify and transfer information from our electronic health records that reside in BabySteps to our “clinical data warehouse” that since inception has accumulated clinical information from more than 24 million daily progress records relating to over 1.3 million neonatal health records. With comprehensive reporting tools, our physicians are able to use this information to benchmark outcomes, enhance clinical decision-making and advance best practices at the bedside. Using a variety of clinical performance markers, our de-identified data warehouse also helps us track medication and procedure interactions, link treatments to outcomes and identify opportunities to enhance patient outcomes. Our clinical data warehouse also helps us to identify prospective clinical trials and continuous quality improvement initiatives.

•	Quantum®. Quantum is a quality metric acquisition and database tool that has been implemented in our anesthesiology physician practices. Quantum collects patient level data in real time through the continuum of care and includes over 1 million audited patient encounters. Over 80 quantifiable metrics assess patient satisfaction, efficiency, physician performance, and quality indicators. The data is then stored, analyzed and reported to physicians and hospitals. Our clinicians use the data, along with evidence-based medicine, to develop and implement best practices and standard operating procedures, for educational programs and for providing quality metrics to our hospital partners, all with the goal of improving outcomes and efficiency and ensuring patient satisfaction. Since 2015, Quantum has been certified by CMS as a QCDR, a reporting mechanism available for the Physician Quality Reporting System, the former CMS program initiated to promote reporting of quality measures. In 2016, we significantly increased the acquisition, data-basing and use of quality data as all of our anesthesiology clinicians are currently reporting quality metrics for almost 2 million patient encounters that are managed within the Quantum QCDR. In 2017, as part of the annual CMS QCDR self-nomination process, MEDNAX expanded its QCDR inventory to also include measures relevant to radiology and interventional pain management in addressing the CMS requirements for the Merit-Based Incentive Payment System. With this expansion of specialties represented by our QCDR, CMS approved our self-nomination for 2018 as the MEDNAX QCDR.

•	Nextgen®. We have licensed the Nextgen Electronic Medical Record (“EMR”) and Electronic Patient Management (“EPM”) system for our affiliated office-based physicians and other clinicians to record clinical documentation related to their patients and to manage the revenue cycle for our office-based practices. This system has the ability to provide benefits to our office-based practices that are similar to what BabySteps provides to our neonatology practices, including decision trees to assist physicians with the selection of compliant billing codes, promotion of consistent documentation, and data for research and education. We are continuing the process of implementing EMR and EPM in all of our office-based practices.

•	eCCAP. Our electronic charge capture system is used to appropriately record and bill for pediatric intensive care clinicians, hospitalist clinicians and other clinical care providers. We also use administrative data derived from this system to drive quality assurance and quality improvement programs.

•	Radiology Clinical Data Warehouse. Our extensive database of aggregated and normalized radiology studies powers our sophisticated analytics capabilities. Our analytics technology provides evidence-

based insights to our own practice and to key decision makers at hospitals and healthcare systems, as well as to onsite radiology groups regarding optimal staffing, imaging utilization and clinical outcomes, all to help them more efficiently manage their radiology service lines and practices. Our analytics tools are relevant for both hospitals trying to better manage costs and improve operating efficiencies, as well as to radiology groups trying to demonstrate value in an increasingly challenging and evolving healthcare reimbursement environment. Our analytics tools differentiate us as a strategic partner to both existing and new clients who rely on our insight to efficiently manage their radiology service lines and practices.

•

Pediatrix University® and American Anesthesiology University. In addition to providing continuing education, our web-based education platforms also function as important educational adjuncts to our affiliated physician groups, providing a rich source of ongoing medical education for our physicians and enabling physicians to discuss cases with one another through various clinical resources. In 2018, we will be transitioning our online universities to the MEDNAX® Learning Center and expanding to incorporate all our clinical specialties.

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

Hospitals and Other Customers

Our relationships with our hospital partners and other customers are critical to our operations. Hospitals control access to their units and operating rooms through the awarding of contracts and hospital privileges. We have been retained by approximately 545 hospitals to staff and manage clinical activities within specific hospital-based units and other departments. Our affiliated physicians are important components of obstetric, pediatric and surgical services provided at hospitals. Our hospital-based focus enhances our relationships with hospitals and creates opportunities for our affiliated physicians to provide patient care in other areas of the hospital. For example, our physicians may provide care in emergency rooms, nurseries, intensive care units and other departments where access to specialized obstetric, pediatric and anesthesia care may be critical. Our hospital partners benefit from our expertise in managing critical care units and other settings staffed with physician specialists, including managing variable admission rates, operating costs, complex reimbursement systems and other administrative burdens. We work with our hospital partners to enhance their reputation and market our services to referring physicians within the communities served by those hospitals. We also provide radiology physician services to hospitals and other physician groups. In addition, our affiliated physicians work with our hospital partners to develop integrated services programs for solutions within the services we provide. Integrated programs provide our hospital partners and us with incremental growth and result in a broader spectrum of care across our specialties and permit us to extend our patient service lines into our existing markets. Our relationships with our hospital partners are continually evolving with the goal of being viewed by them as a solutions provider across all of our specialties.

Under our contracts with hospitals, we have the responsibility to manage, in many cases exclusively, the provision of physician services for hospital-based units, such as NICUs, and other hospital settings. We typically are responsible for billing patients and third-party payors for services rendered by our affiliated physicians separately from other related charges billed by the hospital or other physicians to the same payors. Some of our hospital contracts require hospitals to pay us administrative fees. Some contracts provide for fees if the hospital does not generate sufficient patient volume in order to guarantee that we receive a specified minimum revenue level. We also receive fees from hospitals for administrative services performed by our affiliated physicians providing medical director services at the hospital. Administrative fees accounted for 9% of our net revenue during 2017. Some of our contracts with hospitals require us to indemnify them and their affiliates for losses resulting from the negligence of our affiliated physicians. Our hospital contracts typically have terms of one to three years which can be terminated without cause by either party upon prior written notice, and renew automatically for additional terms of one to three years unless terminated early by any party. While we have in most cases been able to renew these arrangements, hospitals may cancel or not renew our arrangements, or reduce or eliminate our administrative fees in the future.

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

The Affordable Care Act (“ACA”) allows states to expand their Medicaid programs to enroll more individuals through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historical eligibility levels to 133% of the federal poverty level. To date, 32 states and the District of Columbia have expanded Medicaid eligibility to cover this additional low income patient population, but other states are considering expansion. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household income is at or below 133% of the federal poverty level. In light of changes to the ACA, some of these states may eliminate, reduce or otherwise modify expanded enrollment eligibility. See Item 1A. Risk Factors — “State budgetary constraints and the uncertainty over the future Medicaid expansion could have an adverse effect on our reimbursement from Medicaid programs” and “The ACA and potential changes to it may have a significant effect on our business.”

Medicare is a health insurance program primarily for individuals 65 years of age and older, younger individuals with certain disabilities and individuals with end-stage renal disease. The program is available without regard to income or assets (with means-tested premiums for beneficiaries with relatively high incomes) and offers beneficiaries different ways to obtain their medical benefits. The most common option selected today by Medicare beneficiaries is the traditional fee-for-service payment system. The other options include managed care, preferred provider organizations, private fee-for-service and specialty plans. Medicare compensation rates are generally much lower in comparison to private-sector health plans. Because we provide services to a wide array of patients, including Medicare beneficiaries, a portion of our patients’ services are reimbursed by Medicare.

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

COMPETITION

The physician services industry is highly fragmented. Competition in our business is generally based upon a number of factors, including reputation, experience and level of care and our affiliated physicians’ ability to provide cost-effective, quality clinical care. The nature of competition for our hospital-based practices, such as neonatology, anesthesiology and radiology, differs significantly from competition for our office-based practices. Our hospital-based practices compete nationally with other health services companies and physician groups for hospital contracts and qualified physicians. In some instances, our hospital-based physicians also compete on a regional or local basis. For example, our neonatologists compete for referrals from local physicians and transports from surrounding hospitals. Our office-based practices, such as maternal-fetal medicine and pediatric cardiology, compete for patients with office-based practices in those subspecialties. In addition, we compete in our teleradiology service line with other teleradiology service providers where costs to provide services may be lower and turnaround times may be faster. We also compete directly with hospitals themselves as they may consider reading images with their own employed radiologists rather than outsource those reads to our affiliated radiologists.

Hospitals control access to their NICUs and operating rooms by awarding contracts and hospital clinical privileges, and our relationships with our hospital partners are critical to our operations. Because our operations consist primarily of physician services provided within hospital-based units, we compete with others for contracts with hospitals to provide services. We also compete with hospitals themselves to provide such services. Hospitals may employ neonatologists, anesthesiologists or radiologists directly or contract with other physician groups to provide services either on an exclusive or non-exclusive basis. A hospital not otherwise competing with us may begin to do so by opening a new NICU or operating facility, expanding the capacity of an existing NICU, adding operating room suites or, in the case of neonatal services, upgrading the level of its existing NICU. If the hospital chooses to do so, it may award the contract to operate the relevant facility to a competing group or company from within or outside the surrounding community. Our contracts with hospitals generally provide that they may be terminated without cause upon prior written notice.

The healthcare industry is highly competitive. Companies in other segments of the industry as well as healthcare-focused and other private equity firms, some of which have financial and other resources greater than ours, may become competitors in providing neonatal, anesthesia, radiology and teleradiology, maternal-fetal and other pediatric subspecialty care.

GOVERNMENT REGULATION

The healthcare industry is governed by a framework of federal and state laws, rules and regulations that are extensive and complex and for which, in many cases, the industry has the benefit of only limited judicial and regulatory interpretation. The resources and costs required to comply with these laws, rules and regulations are high. If we or one of our affiliated practice groups or service businesses is found to have violated these laws, rules or regulations, our business, financial condition and results of operations could be materially, adversely affected. The ACA made numerous changes that are having the effect of reshaping the United States healthcare delivery system. Further healthcare reform, including potential repeal of or changes to the ACA, continues to attract significant legislative and administrative interest, legal challenges, regulatory and compliance requirements, new approaches and public attention that create uncertainty and the potential for additional changes. Healthcare reform implementation, additional legislation or regulations, and other changes in government policy or regulation may affect our reimbursement, restrict our existing operations, limit the expansion of our business or impose additional compliance requirements and costs, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. See Item 1A. Risk Factors — “The ACA and potential changes to it may have a significant effect on our business.”

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

Fraud and Abuse Provisions

Existing federal laws, as well as similar state laws, governing Medicare, Medicaid, other GHC Programs and other non-governmental arrangements and interactions, impose a variety of fraud and abuse prohibitions on healthcare companies like us. These laws are interpreted broadly and enforced aggressively by multiple government agencies, including the Office of Inspector General of the Department of Health and Human Services, the Department of Justice (“DOJ”) and various state agencies.

Federal and state fraud and abuse laws apply to and affect our financial relationships and other ordinary and common business interactions with hospitals, referring physicians and other healthcare entities. In particular, the federal anti-kickback statute makes it a crime to knowingly and willfully solicit, receive, offer, or pay any remuneration in return for either referring items or services for which payment may be made in whole or in part by a GHC Program or purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or ordering of any service or item for which payment may be made in whole or in part by a GHC Program. In addition, the federal physician self-referral law, commonly known as the “Stark Law,” is a strict liability statute that prohibits a physician from making a referral to an entity for certain “designated health services” if the physician has a financial relationship with that entity, unless an exception applies. The entity is prohibited from billing the Medicare program for designated health services furnished pursuant to a prohibited referral. These laws have been broadly interpreted by federal courts and agencies, and potentially subject many healthcare business arrangements to government investigation, enforcement and prosecution, which can be costly and time consuming. Many of the states in which we operate also have similar anti-kickback and self-referral laws that apply to our government and non-government business.

Violations of these laws are punishable by substantial penalties and other remedies, including monetary fines, civil penalties, administrative remedies, criminal sanctions (in the case of the anti-kickback statute), exclusion from participation in GHC Programs and forfeiture of amounts collected in violation of such laws.

There are a variety of other types of federal and state fraud and abuse laws, including laws authorizing the imposition of criminal, civil and administrative penalties for submitting false or fraudulent claims for reimbursement to GHC Programs. These laws include the federal civil False Claims Act (“FCA”), which prohibits knowingly presenting, or causing to be presented, false claims to GHC Programs, including Medicare, Medicaid, TRICARE (the program for military dependents and retirees), the Federal Employees Health Benefits Program, and insurance plans purchased through the ACA insurance exchanges where payments include federal funds. Substantial civil fines and treble damages, along with other remedies, including exclusion from GHC Programs, can be imposed for violating the FCA. Furthermore, the FCA does not require that the individual or company that presented or caused to be presented an allegedly false claim have actual knowledge of its falsity. The statute applies where the individual or company acted in “reckless disregard” or in “deliberate ignorance” of the truth or falsity of the claim. The FCA also applies to the improper retention of identified overpayments and includes “whistleblower” provisions that permit private citizens to sue a claimant on behalf of the government and share in the amounts recovered under the law. In recent years, many cases have been brought against healthcare companies by the government and by “whistleblowers,” which have resulted in judgments and settlements involving substantial payments to the government by the companies involved. The cost to defend against allegations can also be substantial.

In addition, the Civil Monetary Penalties Law imposes substantial civil monetary penalties against a person or entity that engages in other prohibited activities, such as presenting or causing to be presented a claim to a GHC Program that the person knows or should know is for an item or service that was not provided as claimed or for a claim that is false or fraudulent, or providing remuneration to a GHC Program beneficiary that the person or entity knows or should know is likely to influence the beneficiary’s selection of a provider or supplier. Regulators also have the authority to exclude individuals and entities from participation in GHC Programs under the Civil Monetary Penalties Law.

The civil and administrative false claims statutes are being applied in a broad range of circumstances. For example, claims for services that are medically unnecessary or fail to meet applicable coverage standards may, under certain circumstances, violate these statutes. Claims for services that were induced by kickbacks and Stark Law violations may also form the basis for FCA liability. Many of the laws and regulations referenced above can be used in conjunction with each other.

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

Government Reimbursement Requirements

In order to participate in the Medicare program and in the various state Medicaid programs, we and our affiliated physician practices must comply with stringent and often complex enrollment and reimbursement requirements. Moreover, different states impose varying standards for their Medicaid programs. While our compliance program requires that we and our affiliated physician practices adhere to the laws, rules and regulations applicable to the government programs in which we participate, our failure to comply with these laws, rules and regulations could negatively affect our business, financial condition and results of operations. See “Government Regulation—Fraud and Abuse Provisions,” “Government Regulation—Compliance Program,” “Government Investigations” and “Other Legal Proceedings,” and Item 1A. Risk Factors — “Government-funded programs, private insurers or state laws and regulations may limit, reduce or make retroactive adjustments to reimbursement amounts or rates,” “We may become subject to billing investigations by federal and state government authorities” and “The healthcare industry is highly regulated, and government authorities may determine that we have failed to comply with applicable laws, rules or regulations.”

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

HIPAA and Other Privacy, Security and Breach Notification Laws

Numerous federal and state laws, rules and regulations govern the collection, dissemination, use, privacy, security and confidentiality of personal information. For example, the federal Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), and its implementing regulations impose requirements to protect the privacy and security of protected health information (“PHI”) and to provide notification in the event of a breach of PHI. Violations of HIPAA are punishable by civil money penalties and, in some cases, criminal penalties and imprisonment. The U.S. Department of Health and Human Services (“HHS”) Office for Civil Rights (“OCR”), which is responsible for enforcing HIPAA, also may enter into resolution agreements or take other actions to obtain compliance and/or corrective actions to address violations of HIPAA. As part of our business operations, including in connection with medical record keeping, third-party billing, research and other services, we and our affiliated physician practices collect and maintain PHI regarding patients, which subjects us to compliance with HIPAA requirements.

Pursuant to HIPAA, HHS has adopted privacy regulations, known as the privacy rule, to govern the use and disclosure of PHI (the “Privacy Rule”). The Privacy Rule applies to “Covered Entities,” which are health plans, health care clearinghouses, and health care providers that engage in standardized transactions under HIPAA, and, as discussed further below, “Business Associates,” which are entities that perform functions or services for or on behalf of Covered Entities that involve the use or disclosure of PHI. A “Business Associate” also includes any “Subcontractor,” which means any entity to whom a Business Associate delegates any function, activity or service, other than in the capacity of a member of the Business Associate’s workforce. PHI is broadly defined as any individually identifiable health information transmitted or maintained in any form, including electronic, paper or oral. As a general rule, a Covered Entity or Business Associate may not use or disclose PHI except as permitted under the Privacy Rule. We have implemented privacy policies and procedures, including training programs, designed to comply with the requirements set forth in the Privacy Rule, including as amended to reflect changes to HIPAA under HITECH, as discussed further below.

HHS has also adopted data security regulations (the “Security Rule”) that require Covered Entities (including health care providers) and Business Associates to implement administrative, physical and technical safeguards to protect the integrity, confidentiality and availability of individually identifiable health information that is electronically created, received, maintained or transmitted (such as between us and our affiliated practices). We have implemented security policies, procedures and systems, including training programs, designed to comply with the requirements set forth in the Security Rule.

In addition, Congress enacted the Health Information Technology for Economic and Clinical Health (“HITECH”) Act as part of the American Recovery and Reinvestment Act. Among other changes to the laws governing PHI, HITECH strengthened and expanded HIPAA requirements, increased penalties for violations, gave patients new rights to restrict uses and disclosures of their PHI, and imposed a number of privacy and security requirements directly on Business Associates, which are directly subject to civil and criminal penalties under HIPAA as a result of HITECH. Notably, as a result of HITECH, a Covered Entity is liable for violations of HIPAA resulting from the acts or omissions of any Business Associate acting as its agent, as determined by the federal common law of agency.

Under HITECH, Covered Entities are required to report any unauthorized use or disclosure of PHI that meets the definition of a breach to affected individuals, HHS and, depending on the number of affected individuals, the media for the affected market. In addition, HITECH requires that Business Associates report breaches to their Covered Entity customers. HITECH also authorizes state Attorneys General to bring civil actions in response to violations of HIPAA that threaten the privacy of state residents. We have adopted breach notification policies and procedures designed to comply with the applicable requirements set forth in HITECH.

HIPAA established a federal “floor” with respect to privacy, security, and breach notification requirements and does not supersede any state laws insofar as they are broader or more stringent than HIPAA. Numerous state and certain other federal laws protect the confidentiality of patient information and other personal information, including but not limited to state medical privacy laws, state laws protecting personally identifiable information, state data breach notification laws, state genetic privacy laws, human subjects research laws and federal and state consumer protection laws.

These requirements are also subject to change. Compliance with new privacy, security, and breach notification laws, regulations and requirements may result in increased operating costs, and may constrain or require us to alter our business model or operations. For example, HITECH further restricted our ability to collect, disclose and use PHI and imposed additional compliance requirements on us.

HIPAA Transaction Requirements

In addition to privacy, security, and breach notifications requirements, HIPAA and its implementing regulations establish uniform electronic data transmission standards that all healthcare providers must use for electronic healthcare transactions. For example, claims for reimbursement that are transmitted electronically to third-party payors must comply with specific formatting standards, and these standards apply whether the payor is a government or a private entity. We report medical diagnoses under International Classification of Diseases, 10th Edition (“ICD-10”). If claims are not reported properly under ICD-10 due to technical or coding errors or other implementation issues involving systems, including ours and those of our third-party payors, there can be a delay in the processing and payment of such claims, or a denial of such claims, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

The foundation of our Compliance Program is our Code of Conduct, which is intended to be a comprehensive statement of the ethical and legal standards governing the daily activities of our employees, affiliated professionals, independent contractors, officers and directors. All of our personnel are required to abide by, and are given thorough education regarding, our Code of Conduct. In addition, all employees and affiliated professionals are expected to report incidents that they believe in good faith may be in violation of our Code of Conduct. We maintain a toll-free helpline to permit individuals to report compliance concerns on an anonymous basis and obtain answers to questions about our Code of Conduct. Our Compliance Program, including our Code of Conduct, is administered by our Chief Compliance Officer with oversight by our Chief Executive Officer,

Compliance Committee and Board of Directors. Copies of our Code of Conduct and our Code of Professional Conduct – Finance are available on our website, www.mednax.com. Our internet website and the information contained therein or connected thereto are not incorporated into or deemed a part of this Form 10-K. Any amendments or waivers to our Code of Professional Conduct – Finance will be promptly disclosed on our website following the date of any such amendment or waiver.

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

EMPLOYEES AND PROFESSIONALS UNDER CONTRACT

In addition to the 4,075 practicing physicians affiliated with us as of December 31, 2017, we employed or contracted with approximately 4,150 other clinical professionals and approximately 7,675 other full-time and part-time employees.

GEOGRAPHIC COVERAGE

We provide physician services across all 50 states, the District of Columbia and Puerto Rico. In addition, through our complementary service businesses, we provide full service revenue cycle management and consulting services to healthcare facilities and physicians nationwide. During 2017, approximately 51% of our net revenue was generated by operations in our five largest states. Our operations in Texas accounted for approximately 19% of our net revenue for the same period. Although we continue to seek to diversify the geographic scope of our operations, primarily through acquisitions of physician group practices, we may not be able to implement successfully or realize the expected benefits of any of these initiatives. Adverse changes or conditions affecting states in which our operations are concentrated, such as healthcare reforms, changes in laws, rules and regulations, reduced Medicare or Medicaid reimbursements, an increase in the income level required to qualify for government healthcare programs or government investigations, may have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

Our operations and performance depend significantly on economic conditions. During the year ended December 31, 2017, the percentage of our patient service revenue being reimbursed under GHC Programs increased slightly as compared to the year ended December 31, 2016. Although economic conditions in the United States have improved since the economic downturn several years ago, we could experience additional shifts toward GHC Programs, and patient volumes could decline, if economic conditions deteriorate. Adverse economic conditions could also lead to additional increases in the number of unemployed and under-employed workers and a decline in the number of private employers that offer healthcare insurance coverage to their employees. Employers that do offer healthcare coverage may increase the required contributions from employees to pay for their coverage and increase patient responsibility amounts. In addition, certain private payors’ poor experience with the healthcare insurance exchanges and uncertainty around the future of the ACA and healthcare insurance exchanges may result in those payors exiting the healthcare insurance exchange marketplaces or the cessation of the healthcare insurance exchanges. As a consequence, the number of patients who participate in GHC Programs or who are uninsured or underinsured could increase. Payments received from GHC Programs are substantially less than payments received from private healthcare insurance programs (managed care and other third-party payors). Payments under policies issued through the healthcare insurance exchanges may be less than payments from private healthcare insurance programs and in some cases, patients’ responsibility for costs related to healthcare plans obtained through the healthcare insurance exchanges may be high and could increase in the future, and we may experience increased bad debt due to patients’ inability to pay for certain services. A payor mix shift from private healthcare insurance programs to GHC Programs or to healthcare insurance exchanges may result in an increase in our estimated provision for contractual adjustments and uncollectibles and a corresponding decrease in our net revenue, as well as a significant reduction in our average reimbursement rates.

State budgetary constraints and the uncertainty over the future of Medicaid could have an adverse effect on our reimbursement from Medicaid programs.

Congress and the current Administration have expressed interest in repealing, and have attempted to repeal, the ACA and substantially reform the Medicaid program. In doing so, Congress may repeal the provisions of the ACA that encouraged states to expand Medicaid eligibility to more adults, including additional federal matching funds that enabled states to do so. The ACA allowed states to expand their Medicaid programs through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historic eligibility levels to 133% of the federal poverty level. As of December 31, 2017, 32 states and the District of Columbia implemented the expansion of Medicaid eligibility. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household incomes are at or below 133% of the federal poverty level. If states that expanded Medicaid reduce or eliminate eligibility for certain individuals, the number of patients who are uninsured could increase. Some states may seek to maintain expanded eligibility and to do so could offset the cost by further reducing payments to providers of services. In some states, we could experience delayed or reduced Medicaid payment for services furnished to program enrollees.

Congress and the current Administration is also considering enacting substantial reforms to Medicaid law to grant states more autonomy and discretion to design Medicaid programs. These changes, if enacted, could reduce or eliminate eligibility for certain individuals, or allow states to reduce payments to providers of services. As a result, in some states, we could experience an increase in the number of uninsured patients and delayed or reduced Medicaid payment for services furnished to program enrollees.

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

Provisional birth data for 2016 indicate that total births in the United States declined by less than 1% as compared to 2015. Although the provisional data for 2017 is not yet available, we expect that birth trends have not materially changed. However, future declines in births are possible and could have an adverse effect on our patient volumes, net revenue, results of operations, cash flows and financial condition.

The ACA and potential changes to it may have a significant effect on our business.

The ACA contains a number of provisions that have affected us and, absent amendment or repeal, may continue to affect us over the next several years. These provisions include the establishment of health insurance exchanges to facilitate the purchase of qualified health plans, expanded Medicaid eligibility, subsidized insurance premiums and additional requirements and incentives for businesses to provide healthcare benefits. Other provisions have expanded the scope and reach of FCA and other healthcare fraud and abuse laws. Moreover, we could be affected by potential changes to various aspects of the ACA, including subsidies, healthcare insurance marketplaces and Medicaid expansion.

The ACA remains subject to continuing legislative and administrative scrutiny, including efforts by the Republican-controlled Congress and the current Administration to amend or repeal a number of its provisions, as well as administrative actions delaying the effectiveness of key provisions. At the end of 2017, Congress repealed part of the ACA that required most individuals to purchase and maintain health insurance. If the ACA is repealed or further substantially modified, or if implementation of certain aspects of the ACA are diluted or delayed, such repeal, modification or delay may impact our business, financial condition, results of operations, cash flows and the trading price of our securities. We are unable to predict the impact of any repeal, modification or delay in the implementation of the ACA, including the repeal of the individual mandate, on us at this time.

In addition to the potential impacts to the ACA under the current Administration, there could be more sweeping changes to GHC Programs, such as a change in the structure of Medicaid by converting it into a block grant or instituting “per capita caps,” which could eliminate the guarantee that everyone who is eligible and applies for benefits would receive them and could potentially give states sweeping new authority to restrict eligibility, cut benefits and make it more difficult for people to enroll. Additionally, several states are considering and pursuing changes to their Medicaid programs, such as requiring recipients to engage in employment activities as a condition of eligibility for most adults, disenrolling recipients for failure to pay a premium, or adjusting premium amounts based on income.

The ACA and the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) also contain numerous other measures that could also affect us, including, for example, requirements that physicians participate in quality measurement programs that differentiate payments to physicians under Medicare based on quality and cost of care, among other things, or in alternative payment models that bundle payments for episodes of care and share savings based upon established quality of care standards. MACRA also remains subject to review and potential modification by Congress. CMS also has developed a number of voluntary and mandatory demonstration programs that shift payment risk to providers. We will continue to evaluate the impact of the voluntary and mandatory demonstration and shared savings programs on our business and operations.

As a result, we ultimately cannot predict with any assurance the ultimate effect of these laws and resulting changes to payments under GHC Programs, nor can we provide any assurance that they will not have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. Further, any fiscal tightening impacting GHC Programs or changes to the structure of any GHC Programs could have a material adverse effect on our financial condition, results of operations, cash flows and the trading price of our securities.

Expanding eligibility of government-sponsored programs could adversely affect our reimbursement.

In January 2018, Congress reauthorized the Children’s Health Insurance Program (“CHIP”) through 2023 and then in February 2018 lengthened this funding extension through 2027. Changes to CHIP or the ACA’s expansion of Medicaid coverage could cause patients who otherwise would have participated in private healthcare insurance programs to participate in GHC Programs, or vice versa, or cause patients who otherwise would have been covered by CHIP or Medicaid to lose insurance coverage altogether. Additional reform efforts, as well as amendment or repeal of the ACA, could change the eligibility requirements for Medicaid and for other GHC Programs, including CHIP, and could increase the number of patients who participate in such programs or the number of uninsured patients. Payments received from government-sponsored programs are substantially less than payments received from private healthcare insurance programs (managed care and other third-party payors). A shift in the mix of our payors from private healthcare insurance programs to government payors may result in an increase in our estimated provision for contractual adjustments and uncollectibles and a corresponding decrease in our net revenue, as well as a significant reduction in our average reimbursement rates. Additionally, if Congress does not act to extend CHIP beyond 2027, or if Congress extends CHIP but substantially alters the current program, we could be adversely affected if children in states where we do business lose Medicaid coverage or payments for services furnished to these children are delayed or reduced.

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

Medicare pays for most physician services based upon a national service-specific fee schedule. In 2015, Congress enacted the MACRA legislation under which physicians must choose to participate in one of two payment formulas, Merit-Based Incentive Payment System (“MIPS”) or Alternative Payment Models (“APMs”). Beginning in 2019, MIPS will allow eligible physicians to receive incentive payments from Medicare based on the achievement of certain quality and cost metrics, among other measures, and be reduced for those who are underperforming against those same metrics and measures. As an alternative, physicians can choose to participate in an Advanced APM. Advanced APMs are exempt from the MIPS requirements, and physicians who are meaningful participants in APMs will receive bonus payments from Medicare pursuant to the law. We will continue to operationalize the provisions of MACRA and assess any further changes to the law or additional regulations enacted pursuant to the law. At this time we cannot predict the ultimate effect that these changes will have on us, nor can we provide any assurance that these changes will not have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

We may become subject to billing investigations by federal and state government authorities and private insurers.

Federal and state laws, rules and regulations impose substantial penalties, including criminal and civil fines, monetary penalties, exclusion from participation in government healthcare programs and imprisonment, on entities or individuals (including any individual corporate officers or physicians deemed responsible) that fraudulently or wrongfully bill government-funded programs or other third-party payors for healthcare services. CMS requires states to maintain a Medicaid Recovery Audit Contractor (“RAC”) program. States are required to contract with one or more eligible Medicaid RACs to review Medicaid claims for any overpayments or underpayments, and to recoup overpayments from providers on behalf of the state. In addition, federal laws, along with a growing number of state laws, allow a private person to bring a civil action in the name of the government for false billing violations. See Item 1. Business— “Government Regulation—Fraud and Abuse Provisions.” Moreover, the current Administration has expressed a desire to increase scrutiny of providers and payments for services to further minimize fraud and abuse of the program. In addition, our contracts with private insurers often provide such insurers with audit rights over payments made to us and the ability to seek recoupment for perceived overpayments. We believe that audits, inquiries and investigations from government agencies and private insurers will occur from time to time in the ordinary course of our business, which could result in substantial costs to us and a diversion of management’s time and attention. New regulations and heightened enforcement activity also could materially affect our cost of doing business and our risk of becoming the subject of an audit or investigation. We cannot predict whether any future audits, inquiries or investigations, or the public disclosure of such matters, likely would have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. See Item 1. Business—“Government Investigations.”

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

•	HITECH, which strengthens and expands the HIPAA Privacy Rule and Security Rule and imposes data breach notification obligations;

•	Other federal and state laws restricting the use and protecting the privacy and security of personal information, including health information, many of which are not preempted by HIPAA;

•	Federal and state consumer protection laws; and

•	Federal and state laws regulating the conduct of research with human subjects.

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

We outsource a certain portion of our revenue cycle management functions to third-party service providers, but we may increase the amount of revenue cycle management functions we outsource in the future. These functions are performed both domestically and in offshore locations, with our oversight. If our outsourcing partners fail to perform their obligations in a timely manner or at satisfactory quality levels or if they are unable to attract or retain sufficient personnel with the necessary skill sets to meet our outsourcing needs, the efficiency, effectiveness and quality of our services could suffer. In addition, our reliance on a workforce in other countries exposes us to disruptions in the business, political and economic environment in those regions. Further, any changes to existing laws or the enactment of new legislation restricting offshore outsourcing in the United States may adversely affect our ability to outsource functions to third-party offshore service providers. Our ability to manage any difficulties encountered could be largely outside of our control. In addition, payors may have prohibitions or restrictions on the use of third-party service providers and/or require notice for the use of such third-party service providers. Diminished service quality from outsourcing, our inability to utilize offshore service providers or the failure to know about restrictions on the use of third-party service providers could have an adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

We may not find suitable acquisition candidates or successfully integrate our acquisitions. Our acquisitions may expose us to greater business risks and could affect our payor mix.

We have expanded and continue to seek to expand our presence in new and existing metropolitan areas by acquiring established neonatal, radiology, anesthesia, maternal-fetal, pediatric cardiology and other complementary pediatric subspecialty physician group practices as well teleradiology services companies. Also, both independently and in collaboration with our hospital partners, we may seek to expand into other specialties and subspecialties. In addition, we have acquired physician and other healthcare services companies that are complementary to our physician practices.

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

A failure in or breach of our information systems as a result of cyber-attacks or other tactics could disrupt our business, result in the release or misuse of PHI, confidential or proprietary business information or cause financial loss, damage our reputation, increase our administrative expenses, and expose us to additional risk of liability to federal or state governments or individuals. Although we believe that we have robust information security procedures and other safeguards in place, which are monitored and routinely tested internally and by external parties, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures or to investigate and remediate any information security vulnerabilities. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service and loss of existing or potential customers and disruption of our operations, including, without limitation, our billing processes. In addition, breaches of our security measures and the unauthorized dissemination of patient healthcare and other sensitive information, proprietary or confidential information about us, our patients, clients or customers, or other third-parties, could expose such persons’ private information to the risk of financial or medical identity theft or expose us or such persons to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. Additionally, under certain circumstances, we could be excluded temporarily or permanently from certain commercial or GHC Programs. Any of these disruptions or breaches of security could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

We may not be able to successfully recruit, onboard and retain qualified physicians and other clinicians and our compensation expense for existing clinicians may increase.

We are dependent upon our ability to recruit and retain a sufficient number of qualified physicians and other clinicians to service existing units at hospitals and our affiliated practices, service our existing customers’ radiology read volumes and expand our business. We compete with many types of healthcare providers, including teaching, research and government institutions, hospitals and health systems and other practice and services groups, for the services of qualified clinicians. We may not be able to continue to recruit new clinicians or renew contracts with existing clinicians on acceptable terms. In addition, the recruiting and onboarding process for certain of our physicians and other clinicians can take several months, or longer, to complete due to various requirements, including state licensing and hospital credentialing. In addition, if the demand exceeds the supply for physicians and other clinicians either in general or in specific markets, we could experience an increase in compensation expense, including premium pay and agency labor costs. If we are unable to recruit new physicians, renew contracts on acceptable terms or onboard physicians and clinicians in a reasonable period of time, our ability to service existing or new hospital units, staff existing or new office-based practices and service our existing or new customer radiology read volumes could be adversely affected. In addition, if we experience a higher rate of growth in clinician compensation expense, our business, financial condition, results of operations, cash flows and the trading price of our securities could be materially, adversely affected.

A significant number of our affiliated physicians or other clinicians could leave our affiliated practices or our affiliated professional contractors may be unable to enforce the non-competition covenants of departed physicians.

Our affiliated professional contractors usually enter into employment agreements with our affiliated physicians. Certain of our employment agreements can be terminated without cause by any party upon prior written notice. In addition, substantially all of our affiliated physicians have agreed not to compete within a specified geographic area for a certain period after termination of employment. The law governing non-compete agreements and other forms of restrictive covenants varies from state to state. Although we believe that the non-competition and other restrictive covenants applicable to our affiliated physicians are reasonable in scope and duration and therefore enforceable under applicable state law, courts and arbitrators in some states may be reluctant to enforce non-compete agreements and restrictive covenants against physicians. In addition, we may incur significant legal fees to pursue enforcement of such agreements and restrictive covenants. Our affiliated physicians or other clinicians may leave our affiliated practices for a variety of reasons, including in order to provide services for other types of healthcare providers, such as teaching, research and government institutions, hospitals and health systems and other practice groups. If a substantial number of our affiliated physicians or other clinicians leave our affiliated practices, we could incur significant legal fees to pursue enforcement of certain covenants within employment agreements or if our affiliated professional contractors are unable to enforce the non-competition covenants in the employment agreements, our business, financial condition, results of operations and cash flows could be materially, adversely affected.

Our treatment of certain physicians and other clinicians as independent contractors may be challenged by taxing authorities or other governmental agencies.

Certain of our affiliated physicians and other clinicians are treated as independent contractors, as opposed to employees, and, accordingly, we do not withhold federal income, state income, FICA, or other employment related taxes from these individuals’ compensation, make federal income, state income, FICA, or unemployment tax or other related payments, provide workers’ compensation insurance or allow them to participate in the benefits and retirement programs available to our employees, or apply federal or state employee requirements. The classification of physicians and other clinicians as independent contractors depends on the facts and circumstances of the relationship. Additionally, under current federal tax law, a safe harbor from reclassification, and consequently retroactive taxes and penalties, is available if our current treatment is consistent with a long-standing practice of a significant segment of our industry and if we meet certain other requirements. In the past, there have been proposals to eliminate the safe harbor, and similar proposals may happen again in the future. If taxing authorities or other governmental agencies are successful in challenging our treatment of these physicians and other clinicians as independent contractors, and we do not prevail in demonstrating the applicability of the safe harbor to our operations or the safe harbor is eliminated, we may be required to pay retroactive employment taxes and penalties and reclassify such independent contractors to employees. In addition, such independent contractors could claim retroactive entitlements to various employee benefits. Any of these actions would increase our costs related to these physicians and our business, financial condition, results of operations and cash flows could be materially, adversely affected.

We may be subject to medical malpractice and other lawsuits not covered by insurance.

Our business entails an inherent risk of claims of medical malpractice against our affiliated physicians and us. We may also be subject to other lawsuits which may involve large claims and significant defense costs. Although we currently maintain liability insurance coverage intended to cover professional liability and other claims, there can be no assurance that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us where the outcomes of such claims are unfavorable to us. Generally, we self-insure our liabilities to pay retention amounts for professional liability matters through a wholly owned captive insurance subsidiary. Liabilities in excess of our insurance coverage, including coverage for professional liability and other claims, could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. See Item 1. Business—“Other Legal Proceedings” and— “Professional and General Liability Coverage.”

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

Our current indebtedness and any future indebtedness could adversely affect us by reducing our flexibility to respond to changing business and economic conditions and expose us to interest rate risk to the extent of any variable rate debt. In addition, a certain portion of our interest expense may not be deductible.

As of December 31, 2017, our total indebtedness was $1.9 billion, of which $1.1 billion was exposed to variable interest rates. We also had $889.3 million of additional borrowing capacity under our revolving line of credit which was subject to a variable interest rate. Other debt we incur also could be variable rate debt. In addition, the Tax Cuts and Jobs Act of 2017 places certain limitations on the deductibility of interest expense at a percentage of taxable income. If interest rates increase, our variable rate debt will create higher debt service requirements, and if interest expense increases beyond a specified percentage of taxable income, a portion of that interest expense may not be deductible for income tax purposes, which could adversely affect our results of operations and cash flows.

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

A significant portion of our net revenue is derived from reimbursements from various third-party payors, including GHC Programs, private insurance plans and managed care plans, for services provided by our affiliated professional contractors. We are responsible for submitting reimbursement requests to these payors and collecting the reimbursements, and we assume the financial risks relating to uncollectible and delayed reimbursements. In the current healthcare environment, payors continue their efforts to control expenditures for healthcare, including revisions to coverage and reimbursement policies. Due to the nature of our business and our participation in government-funded and private reimbursement programs, we are involved from time to time in inquiries, reviews, audits and investigations by governmental agencies and private payors of our business practices, including assessments of our compliance with coding, billing and documentation requirements. We may be required to repay these agencies or private payors if a finding is made that we were incorrectly reimbursed, or we may become involved in disputes with payors and could be subjected to pre-payment and post-payment reviews, which can be time-consuming and result in non-payment or delayed payment for the services we provide. We may also experience difficulties in collecting reimbursements because third-party payors may seek to reduce or delay reimbursements to which we are entitled for services that our affiliated physicians have provided or they experience administrative issues that result in a delay in reimbursements. In addition, GHC Programs may deny our application to become a participating provider that could cause us to not be able to provide services to patients or prohibit us from billing for such services. If we are not reimbursed fully and in a timely manner for such services or there is a finding that we were incorrectly reimbursed, our revenue, cash flows and financial condition could be materially, adversely affected.

In addition, adverse economic conditions could affect the timeliness and amounts received from our third-party and government payors which would impact our short-term liquidity needs.

Hospitals or other customers may terminate their agreements with us, our physicians may lose the ability to provide services in hospitals or administrative fees paid to us by hospitals may be reduced.

Our net revenue is derived primarily from fee-for-service billings for patient care and other services provided by our affiliated physicians and from administrative fees paid to us by hospitals. See Item 1. Business—“Relationships with Our Partners—Hospitals.” Our hospital partners or other customers may cancel or not renew their contracts with us, may reduce or eliminate our administrative fees in the future, or refuse to pay us our administrative fees if we fail to honor the terms of our agreement or fail to meet certain performance metrics under those agreements. Further, consolidation of hospitals, health care systems or other customers could adversely affect our ability to negotiate with these entities. Adverse economic conditions, including decreased federal and state funding to hospitals, could influence future actions of our hospital partners or other customers. To the extent that our arrangements with our hospital partners or other customers are canceled, or are not renewed or replaced with other arrangements having at least as favorable terms, our business, financial condition and results of operations could be adversely affected. In addition, to the extent our affiliated physicians lose their privileges in hospitals or hospitals enter into arrangements with or employ other physicians, including our existing affiliated physicians, our business, financial condition, results of operations and cash flows could be materially, adversely affected.

Hospitals could limit our ability to use our management information systems in our units by requiring us to use their own management information systems.

Our management information systems, including BabySteps® and the Quantum Clinical Navigation System® are used to support our day-to-day operations and ongoing clinical research and business analysis. If a hospital prohibits us from using our own management information systems, it may interrupt the efficient operation of our information systems which, in turn, may limit our ability to operate important aspects of our business, including billing and reimbursement as well as research and education initiatives. This inability to use our management information systems at hospital locations may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

A majority of our net revenue in 2017 was generated by our operations in five states. In particular, Texas accounted for approximately 19% of our net revenue in 2017. See Item 1. Business—“Geographic Coverage.” Adverse changes or conditions affecting these particular states, such as healthcare reforms, changes in laws and regulations, reduced Medicaid eligibility or reimbursements and government investigations, economic conditions, weather conditions, and natural disasters may have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

We are subject to litigation risks.

From time to time, we are involved in various litigation matters and claims, including regulatory proceedings, administrative proceedings, governmental investigations, and contract disputes, as they relate to our services and business. We may face potential claims or liability for, among other things, breach of contract, defamation, libel, fraud or negligence. Our contracts with hospitals generally require us to indemnify them and their affiliates for losses resulting from the negligence of our affiliated physicians and other clinicians. We may also face employment-related litigation, including claims of age discrimination, sexual harassment, gender discrimination, immigration violations, or other local, state, and federal labor law violations. Because of the uncertain nature of litigation and insurance coverage decisions, the outcome of such actions and proceedings cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. In addition, legal fees and costs associated with prosecuting and defending litigation matters could have a material adverse effect on our business, financial condition, results of operation and the trading price of our securities.

Provisions of our articles and bylaws could deter takeover attempts, but our business could be negatively affected as a result of shareholder activism.

Our Amended and Restated Articles of Incorporation, as amended, authorize our board of directors to issue up to 1,000,000 shares of undesignated preferred stock and to determine the powers, preferences and rights of these shares without shareholder approval. This preferred stock could be issued with voting, liquidation, dividend and other rights superior to those of the holders of common stock. The issuance of preferred stock under some circumstances could have the effect of delaying, deferring or preventing a change in control. In addition, provisions in our Amended and Restated Articles of Incorporation, as amended, and Bylaws, including those relating to calling shareholder meetings, taking action by written consent and other matters, could render it more difficult or discourage an attempt to obtain control of MEDNAX through a proxy contest or consent solicitation, however, there is no assurance that these provisions would have such an effect. These provisions could limit the price that some investors might be willing to pay in the future for our shares of common stock. Notwithstanding these provisions, we could become the target of activist shareholders who acquire ownership positions in our common stock and seek to influence our company. Responding to actions by activist shareholders can be costly and time-consuming, disrupt our business and divert the attention of our board of directors, management and employees. Additionally, perceived uncertainties as to our future direction as a result of shareholder activism may lead to the perception of a change in the direction of our business or other instability, which may be exploited by our competitors, cause concern to our current or potential customers and acquisition candidates, and make it more difficult for us to attract and retain qualified personnel, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows and the trading prices of our securities. In addition, the trading prices of our securities may experience periods of increased volatility as a result of shareholder activism.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate office building, which we own, is located in Sunrise, Florida and contains 80,000 square feet of office space. We own an additional corporate office building covering an additional 180,000 square feet in Sunrise, Florida. We also own an office building used for our management services organization call center operations covering 175,000 square feet in Cascade Falls, Michigan. We also lease space in hospitals and other facilities for our business and medical offices, and other needs. See Note 16 to the Consolidated Financial Statements in this Form 10-K, which is incorporated herein by reference. We believe that our facilities and the equipment used in our business are in good condition, in all material respects, and sufficient for our present needs.

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

Price Range of Common Stock

Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “MD.” The high and low sales prices for a share of our common stock for each quarter during our last two fiscal years are set forth below:

	High	Low
2017
Fourth Quarter	$54.05	$40.56
Third Quarter	60.80	40.78
Second Quarter	69.57	53.80
First Quarter	72.13	64.05

2016
Fourth Quarter	$69.68	$59.36
Third Quarter	76.96	62.63
Second Quarter	73.68	61.87
First Quarter	71.26	61.40

As of February 9, 2018, we had 357 holders of record of our common stock, and the closing sales price on that date for our common stock was $53.94 per share. We believe that the number of beneficial owners of our common stock is greater than the number of record holders because a significant number of shares of our common stock is held through brokerage firms in “street name.”

Dividend Policy

We did not declare or pay any cash dividends on our common stock in 2017, 2016 or 2015, nor do we currently intend to declare or pay any cash dividends in the future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, results of operations, capital requirements, our general financial condition, general business conditions and contractual restrictions on payment of dividends, if any, as well as such other factors as our Board of Directors may deem relevant. Our credit agreement imposes certain limitations on our ability to declare and pay cash dividends. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Liquidity and Capital Resources.”

Performance Graph

The following graph compares the cumulative total shareholder return on $100 invested on December 31, 2012 in our common stock against the cumulative total return of the S&P 500 Index, S&P 600 Health Care Index, and the NYSE Composite Index. The returns are calculated assuming reinvestment of dividends. The graph covers the period from December 31, 2012 through December 31, 2017, and gives effect to a two-for-one stock split effective December 19, 2013. The stock price performance included in the graph is not necessarily indicative of future stock price performance.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

	Base Period	Years Ending
Company/Index	2012	2013	2014	2015	2016	2017
MEDNAX, Inc.	$100.00	$134.26	$166.27	$180.23	$167.66	$134.41
S&P 500 Index	$100.00	$129.60	$144.36	$143.31	$156.98	$187.47
S&P 600 Health Care	$100.00	$155.51	$172.49	$207.66	$211.70	$284.69
NYSE Composite Index	$100.00	$123.18	$128.37	$120.13	$130.95	$151.70

Issuer Purchases of Equity Securities

During the three months ended December 31, 2017, we did not repurchase any shares of our equity securities.

Recent Sales of Unregistered Equity Securities

During the three months ended December 31, 2017, we did not sell any unregistered shares of our equity securities.

Equity Compensation Plans

Information regarding equity compensation plans is set forth in Item 12 of this Form 10-K and is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following table includes selected consolidated financial data set forth as of and for each of the five years in the period ended December 31, 2017. All share and per share amounts give effect for our two-for-one stock split effective December 19, 2013. The balance sheet data at December 31, 2017 and 2016, and the income statement data for the years ended December 31, 2017, 2016 and 2015, have been derived from the Consolidated Financial Statements included in this Form 10-K. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and the related notes included in Items 7 and 8, respectively, of this Form 10-K (in thousands, except per share and other operating data).

	Years Ended December 31,
	2017	2016	2015	2014	2013
Consolidated Income Statement Data:
Net revenue (1)	$3,458,312	$3,183,159	$2,779,996	$2,438,913	$2,154,012

Operating expenses:
Practice salaries and benefits	2,337,734	2,031,220	1,753,505	1,543,395	1,361,318
Practice supplies and other operating expenses	120,518	118,416	98,480	89,002	82,388
General and administrative expenses	417,105	372,572	305,915	247,527	218,209
Depreciation and amortization	102,879	89,264	64,228	45,990	39,966

Total operating expenses	2,978,236	2,611,472	2,222,128	1,925,914	1,701,881

Income from operations	480,076	571,687	557,868	512,999	452,131
Investment and other income	3,953	2,019	1,844	2,728	1,696
Interest expense	(74,559)	(63,092)	(23,110)	(8,891)	(5,415)
Equity in earnings of unconsolidated affiliates	952	3,185	3,127	1,780	—

Total non-operating expenses	(69,654)	(57,888)	(18,139)	(4,383)	(3,719)

Income before income taxes	410,422	513,799	539,729	508,616	448,412
Income tax provision	(90,050)	(189,203)	(204,038)	(191,413)	(167,895)

Net income	320,372	324,596	335,691	317,203	280,517
Net loss attributable to noncontrolling interests	—	318	629	78	—

Net income attributable to MEDNAX, Inc.	$320,372	$324,914	$336,320	$317,281	$280,517

Per Common and Common Equivalent Share Data:
Net income attributable to MEDNAX, Inc.:
Basic	$3.47	$3.52	$3.61	$3.22	$2.83

Diluted	$3.45	$3.49	$3.58	$3.18	$2.78

Weighted average common shares:
Basic	92,431	92,422	93,077	98,588	99,112

Diluted	92,958	93,109	93,960	99,887	100,969

Other Operating Data:
Number of physicians at end of year	4,083	3,617	3,240	2,625	2,367
Number of births	808,465	807,285	803,311	799,868	790,597
NICU admissions	112,965	112,184	111,407	108,978	102,099
NICU patient days	1,990,521	1,977,204	1,960,768	1,919,579	1,847,577
Number of anesthesia cases	1,924,952	1,827,194	1,533,089	1,284,149	1,045,794

Consolidated Balance Sheet Data:
Cash and cash equivalents	$60,200	$55,698	$51,572	$47,928	$31,137
Working capital	95,810	138,179	98,998	50,779	41,333
Total assets	5,867,278	5,339,400	4,547,214	3,608,248	3,008,716
Total liabilities	2,800,824	2,578,633	2,109,368	1,342,682	665,728
Borrowings under credit facility	1,110,500	963,500	533,500	568,000	27,000
2023 Senior Notes outstanding	750,000	750,000	750,000	—	—
Total equity	3,066,454	2,760,767	2,437,846	2,265,566	2,342,988

(1)	The increase in net revenue related to acquisitions was $256.0 million, $356.4 million, $345.7 million, $205.4 million and $265.0 million for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

MEDNAX is a leading provider of physician services including newborn, anesthesia, maternal-fetal, radiology and teleradiology, pediatric cardiology and other pediatric subspecialty care. At December 31, 2017, our national network comprised over 4,075 affiliated physicians, including 1,175 physicians who provide neonatal clinical care, in 37 states and Puerto Rico, primarily within hospital-based NICUs, to babies born prematurely or with medical complications. We have 1,400 affiliated physicians who provide anesthesia care to patients in connection with surgical and other procedures, as well as pain management. In addition, we have 325 affiliated physicians who provide maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network also includes other pediatric subspecialists, including 175 physicians providing pediatric intensive care, 110 physicians providing pediatric cardiology care, 130 physicians providing hospital-based pediatric care, 20 physicians providing pediatric surgical care, and eight physicians providing pediatric ear, nose and throat and pediatric ophthalmology services. MEDNAX also provides radiology services including diagnostic imaging and interventional radiology, through a network of 285 affiliated physicians, as well as teleradiology services in all 50 states, the District of Columbia and Puerto Rico through a network of 445 affiliated radiologists. In addition to our national physician network, we provide services nationwide to healthcare facilities and physicians, including ours, through complementary businesses, consisting of a management services organization focusing on full-service revenue cycle management and a consulting services company.

2017 Acquisition Activity

During 2017, we completed 10 physician group practice acquisitions, including four radiology practices, two maternal-fetal medicine practices, one neonatology practice, one pediatric multi-specialty practice and two other pediatric subspecialty practices.

Based on our experience, we expect that we can improve the results of all of our acquired physician practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based upon the significant infrastructure that we have developed.

General Economic Conditions

Our operations and performance depend significantly on economic conditions. During the year ended December 31, 2017, the percentage of our patient service revenue being reimbursed under government-sponsored or funded healthcare programs (the “GHC Programs”), increased slightly as compared to the year ended December 31, 2016. We could experience additional shifts toward GHC Programs and patient volumes could decline if economic conditions deteriorate. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, due to the rising costs of managed care premiums and patient responsibility amounts, we may experience increased bad debt due to patients’ inability to pay for certain services. See Item 1A. Risk Factors, in this Form 10-K for additional discussion on the general economic conditions in the United States and recent developments in the healthcare industry that could affect our business.

Healthcare Reform

The Patient Protection and Affordable Care Act (the “ACA”) contains a number of provisions that have affected us and, absent amendment or repeal, may continue to affect us over the next several years. These provisions include the establishment of health insurance exchanges to facilitate the purchase of qualified health plans, expanded Medicaid eligibility, subsidized insurance premiums and additional requirements and incentives for businesses to provide healthcare benefits. Other provisions have expanded the scope and reach of Federal civil False Claims Act (“FCA”) and other healthcare fraud and abuse laws. Moreover, we could be affected by potential changes to various aspects of the ACA, including subsidies, healthcare insurance marketplaces and Medicaid expansion.

The ACA remains subject to continuing legislative and administrative scrutiny, including efforts by the Republican-controlled Congress and the current Administration to amend or repeal a number of its provisions, as well as administrative actions delaying the effectiveness of key provisions. If the ACA is repealed or substantially modified, or if implementation of certain aspects of the ACA are diluted or delayed, such repeal, modification or delay may impact our business, financial condition, results of operations, cash flows and the trading price of our securities. We are unable to predict the impact of any repeal, modification or delay in the implementation of the ACA on us at this time.

In addition to the potential impacts to the ACA under the current Administration, there could be more sweeping changes to GHC Programs, such as a change in the structure of Medicaid by converting it into a block grant or instituting “per capita caps,” which could eliminate the guarantee that everyone who is eligible and applies for benefits would receive them and could potentially give states sweeping new authority to restrict eligibility, cut benefits and make it more difficult for people to enroll. Additionally, several states are considering and pursuing changes to their Medicaid programs, such as requiring recipients to engage in employment activities as a condition of eligibility for most adults, disenrolling recipients for failure to pay a premium, or adjusting premium amounts based on income.

As a result, we cannot predict with any assurance the ultimate effect of these laws and resulting changes to payments under GHC Programs, nor can we provide any assurance that they will not have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. Further, any fiscal tightening impacting GHC Programs or changes to the structure of any GHC Programs could have a material adverse effect on our financial condition, results of operations, cash flows and the trading price of our securities.

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

Medicaid to Medicare Payment Parity

In 2012, CMS adopted a rule under the ACA that generally allowed physicians who provided eligible primary care services to be paid at the Medicare reimbursement rates in effect in calendar years 2013 and 2014 instead of state-established Medicaid reimbursement rates that would have been applicable in those years (“parity revenue”). Federal funding for the enhanced Medicaid payments expired for dates of service beyond December 31, 2014. Advocacy efforts by various parties took place at both the federal and state legislative levels to continue this program, but only a limited number of states committed to either extend this program, at least in part, for a limited period of time or increase their pre-parity base Medicaid rates.

We did not recognize any parity revenue during the years ended December 31, 2017 and 2016. During the year ended December 31, 2015, we recognized $12.0 million in parity revenue that contributed $0.04 to our net income per diluted share, reflecting the impacts from incentive compensation and income taxes.

Medicaid Expansion

The ACA also allows states to expand their Medicaid programs through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historic eligibility levels to 133% of the federal poverty level. As of December 31, 2017, 32 states and the District of Columbia had expanded Medicaid eligibility. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household income is at or below 133% of the federal poverty level.

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

Geographic Coverage

During 2017, 2016 and 2015, approximately 51%, 51% and 54%, respectively, of our net revenue was generated by operations in our five largest states. During 2017, 2016 and 2015, our five largest states consisted of Texas, North Carolina, Georgia, Tennessee and Florida. During 2017, 2016 and 2015, our operations in Texas accounted for approximately 19%, 19% and 20%, respectively, of our net revenue.

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

The following is a summary of our payor mix, expressed as a percentage of net revenue, exclusive of administrative fees and revenue related to our non-practice service offerings, for the periods indicated:

	Years Ended December 31,
	2017	2016	2015
Contracted managed care	70%	70%	70%
Government	25%	23%	23%
Other third-parties	4%	6%	6%
Private-pay patients	1%	1%	1%

	100%	100%	100%

The payor mix shown in the table above is not necessarily representative of the amount of services provided to patients covered under these plans. For example, the gross amount billed to patients covered under GHC Programs for the years ended December 31, 2017, 2016 and 2015 represented approximately 55% of our total gross patient service revenue. These percentages of gross revenue and the percentages of net revenue provided in the table above include the payor mix impact of acquisitions completed through December 31, 2017.

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

Revenue Recognition

We recognize patient service revenue at the time services are provided by our affiliated physicians. Almost all of our patient service revenue is reimbursed by GHC Programs and third-party insurance payors. Payments for services rendered to our patients are generally less than billed charges. We monitor our revenue and receivables from these sources and record an estimated contractual allowance to properly account for the anticipated differences between billed and reimbursed amounts. Accordingly, patient service revenue is presented net of an estimated provision for contractual adjustments and uncollectibles. Management estimates allowances for contractual adjustments and uncollectibles on accounts receivable based upon historical experience and other factors, including days sales outstanding (“DSO”) for accounts receivable, evaluation of expected adjustments and delinquency rates, past adjustments and collection experience in relation to amounts billed, an aging of accounts receivable, current contract and reimbursement terms, changes in payor mix and other relevant information. Contractual adjustments result from the difference between the physician rates for services performed and the reimbursements by GHC Programs and third-party insurance payors for such services. The evaluation of these historical and other factors involves complex, subjective judgments. On a routine basis, we compare our cash collections to recorded net patient service revenue and evaluate our historical allowance for contractual adjustments and uncollectibles based upon the ultimate resolution of the accounts receivable balance. These procedures are completed regularly in order to monitor our process of establishing appropriate reserves for contractual adjustments. We have not recorded any material adjustments to prior period contractual adjustments and uncollectibles in the years ended December 31, 2017, 2016, or 2015.

DSO is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Any significant change in our DSO results in additional analyses of outstanding accounts receivable and the associated reserves. We calculate our DSO using a three-month rolling average of net revenue. Our net revenue, net income and operating cash flows may be materially and adversely affected if actual adjustments and uncollectibles exceed management’s estimated provisions as a result of changes in these factors. As of December 31, 2017, our DSO was 50.9 days. We had approximately $1.8 billion in gross accounts receivable outstanding at December 31, 2017, and considering this outstanding balance, based on our historical experience, a reasonably likely change of 0.5% to 1.50% in our estimated collection rate would result in an impact to net revenue of $9.0 million to $26.9 million. The impact of this change does not include adjustments that may be required as a result of audits, inquiries and investigations from government authorities and agencies and other third-party payors that may occur in the ordinary course of business. See Note 16 to our Consolidated Financial Statements in this Form 10-K.

Professional Liability Coverage

We maintain professional liability insurance policies with third-party insurers generally on a claims-made basis, subject to self-insured retention, exclusions and other restrictions. Our self-insured retention under our professional liability insurance program is maintained primarily through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Liabilities for claims incurred but not reported are not discounted. The average lag period from the date a claim is reported to the date it reaches final settlement is approximately four years, although the facts and circumstances of individual claims could result in lag periods that vary from this average. Our actuarial assumptions incorporate multiple complex methodologies to determine the best liability estimate for claims incurred but not reported and the future development of known claims, including methodologies that focus on industry trends, paid loss development, reported loss development and industry-based expected pure premiums. The most significant assumptions used in the estimation process include the use of loss development factors to determine the future emergence of claim liabilities, the use of frequency and trend factors to estimate the impact of economic, judicial and social changes affecting claim costs, and assumptions regarding legal and other costs associated with the ultimate settlement of claims. The key assumptions used in our actuarial valuations are subject to constant adjustments as a result of changes in our actual loss history and the movement of projected emergence patterns as claims develop. We evaluate the need for professional liability insurance reserves in excess of amounts estimated in our actuarial valuations on a routine basis, and as of December 31, 2017, based on our historical experience, a reasonably likely change of 4% to 6% in our estimates would result in an increase or decrease to net income of $2.7 million to $5.0 million. However, because many factors can affect historical and future loss patterns, the determination of an appropriate professional liability reserve involves complex, subjective judgment, and actual results may vary significantly from estimates.

Goodwill

We record acquired assets, including identifiable intangible assets and liabilities at their respective fair values, recording to goodwill the excess of purchase price over the fair value of the net assets acquired. We test goodwill for impairment at a reporting unit level on an annual basis, and more frequently if impairment indicators exist. The Company early adopted new accounting guidance in 2017 that requires only a single-step quantitative test with any goodwill impairment measured as the amount by which a reporting unit’s carrying value exceeds its fair value. We use income and market-based valuation approaches to determine the fair value of our reporting units. These approaches focus on discounted cash flows and market multiples based on our market capitalization to derive the fair value of a reporting unit. We also consider the economic outlook for the healthcare services industry and various other factors during the testing process, including hospital and physician contract changes, local market developments, changes in third-party payor payments, and other publicly available information.

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

Non-GAAP Measures

In our analysis of our results of operations, we use certain non-GAAP financial measures. Earnings before interest, taxes and depreciation and amortization (“EBITDA”) consists of net income attributable to MEDNAX, Inc. before interest expense, income tax provision and depreciation and amortization. The Company had historically included immaterial investment and other income and equity in earnings of unconsolidated affiliates as a component of the interest expense adjustment within EBITDA. Beginning in the fourth quarter of 2017, the Company has excluded these items such that the interest expense adjustment represents only interest expense and has conformed its previous EBITDA calculations with the current period presentation. Adjusted earnings per common share (“Adjusted EPS”) consists of diluted net income attributable to MEDNAX, Inc. per common and common equivalent share adjusted for amortization expense and stock-based compensation expense. Adjusted EPS for the year ended December 31, 2017 excludes the net income tax benefit related to the reduction in our net deferred tax liability resulting from the reduction in the corporate tax rate enacted in December 2017 under the

Tax Cuts and Jobs Act of 2017. Additionally, Adjusted EPS for the year ended December 31, 2016 excludes the net income tax benefit resulting from the reversal of a liability for uncertain tax positions related to the favorable settlement of a tax matter during the third quarter of 2016.

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

For a reconciliation of each of EBITDA and Adjusted EPS to the most directly comparable GAAP measures for the years ended December 31, 2017, 2016 and 2015, refer to the tables below (in thousands, except per share data). In addition, historical reconciliations of EBITDA and Adjusted EPS are available on our internet website at www.mednax.com under the Investors tab. Our internet website and the information contained therein or connected thereto are not incorporated into or deemed a part of this Form 10-K.

	Years Ended December 31,
	2017	2016	2015
Net income attributable to MEDNAX, Inc.	$320,372	$324,914	$336,320
Interest expense	74,559	63,092	23,110
Income tax provision	90,050	189,203	204,038
Depreciation and amortization	102,879	89,264	64,228

EBITDA	$587,860	$666,473	$627,696

	Years Ended December 31,
	2017		2016		2015
Weighted average diluted shares outstanding	92,958		93,109		93,960
Net income and diluted net income per share attributable to MEDNAX, Inc.	$320,372	$3.45	$324,914	$3.49	$336,320	$3.58
Adjustments:
Amortization (net of tax of $26,902, $23,443 and $15,876)	42,079	0.45	36,873	0.39	26,170	0.28
Stock-based compensation (net of tax of $11,534, $13,216 and $12,132)	18,039	0.19	20,784	0.22	19,997	0.21
Income tax benefits	(70,014)	(0.75)	(10,646)	(0.11)	—	—

Adjusted net income and diluted EPS	$310,476	$3.34	$371,925	$3.99	$382,487	$4.07

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain information related to our operations expressed as a percentage of our net revenue:

	Years Ended December 31,
	2017	2016	2015
Net revenue	100.0%	100.0%	100.0%

Operating expenses:
Practice salaries and benefits	67.6	63.8	63.1
Practice supplies and other operating expenses	3.5	3.7	3.5
General and administrative expenses	12.1	11.7	11.0
Depreciation and amortization	2.9	2.8	2.3

Total operating expenses	86.1	82.0	79.9

Income from operations	13.9	18.0	20.1
Non-operating expense, net	2.0	1.8	0.7

Income before income taxes	11.9	16.2	19.4
Income tax provision	2.6	6.0	7.3

Net income	9.3%	10.2%	12.1%

Year Ended December 31, 2017 as Compared to Year Ended December 31, 2016

Our net revenue increased $275.2 million, or 8.6%, to $3.46 billion for the year ended December 31, 2017, as compared to $3.18 billion for 2016. Of this $275.2 million increase, $256.0 million, or 7.9%, was attributable to revenue generated from acquisitions completed after December 31, 2015. Same-unit net revenue increased $19.1 million, or 0.7%, for the year ended December 31, 2017. Same units are those units at which we provided services for the entire current period and the entire comparable period. The increase in same-unit net revenue was comprised of a net increase of $11.7 million, or 0.4%, related to net reimbursement-related factors and an increase in revenue of $7.4 million, or 0.3%, from patient service volumes. The net increase in revenue of $11.7 million related to net reimbursement-related factors was primarily due to modest improvements in managed care contracting and an increase in the administrative fees received from our hospital partners, partially offset by a decrease in revenue caused by an increase in the percentage of our patients enrolled in GHC Programs. The increase in revenue of $7.4 million from patient service volumes was primarily related to growth across our anesthesiology, neonatology and maternal-fetal medicine services, partially offset by a decrease in our other pediatric services, primarily hearing screen services.

Practice salaries and benefits increased $306.5 million, or 15.1%, to $2.34 billion for the year ended December 31, 2017, as compared to $2.03 billion for 2016. This $306.5 million increase was primarily attributable to increased costs associated with new physicians and other staff to support acquisition-related growth and growth at existing units, of which $230.6 million was related to salaries and $75.9 million was related to benefits and incentive compensation. Included within the increase in salaries expense at our existing units were costs related to clinician compensation that increased at a faster rate than in previous periods. We anticipate that we will continue to experience a higher rate of growth in clinician compensation expense, which could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our securities. Included within the increase in benefits expense were increased costs related to malpractice expense driven by unfavorable claims experience.

Practice supplies and other operating expenses increased $2.1 million, or 1.8%, to $120.5 million for the year ended December 31, 2017, as compared to $118.4 million for 2016. The increase was attributable to practice supply, rent and other costs related to our acquisitions, partially offset by a decrease at our existing units. The decrease at our existing units was primarily attributable to the reclassification of certain temporary staffing costs from practice operating expenses to practice salaries in 2017.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician practices and services, as well as those attributable to our non-physician service businesses. General and administrative expenses increased $44.5 million, or 12.0%, to $417.1 million for the year ended December 31, 2017, as compared to $372.6 million for 2016. The increase of $44.5 million is attributable to the overall growth of the Company. General and administrative expenses as a percentage of net revenue was 12.1% for the year ended December 31, 2017, as compared to 11.7% for the same period in 2016.

Depreciation and amortization expense increased $13.6 million, or 15.3%, to $102.9 million for the year ended December 31, 2017, as compared to $89.3 million for 2016. The increase was primarily attributable to the amortization of intangible assets related to acquisitions.

Income from operations decreased $91.6 million, or 16.0%, to $480.1 million for the year ended December 31, 2017, as compared to $571.7 million for 2016. Our operating margin was 13.9% for the year ended December 31, 2017, as compared to 18.0% for 2016. The decrease of 408 basis points was primarily due to increases in operating expenses and lower same-unit revenue.

Net non-operating expenses were $69.7 million for the year ended December 31, 2017, as compared to $57.9 million for 2016. The net increase in non-operating expenses was primarily related to an increase in interest expense due to higher average borrowings outstanding under our credit agreement (the “Credit Agreement”).

Our effective income tax rate was 21.9% for the year ended December 31, 2017, as compared to 36.8% for 2016. After excluding a $70.0 million income tax benefit resulting from the reduction of our net deferred tax liability resulting from the reduction in the corporate tax rate enacted under the Tax Cuts and Jobs Act of 2017 during the fourth quarter of 2017, our effective income tax rate for the year ended December 31, 2017 was 39.0%. After excluding a $10.6 million income tax benefit resulting from the reversal of a liability for uncertain tax positions related to the favorable settlement of a tax matter during the third quarter of 2016, our effective income tax rate for the year ended December 31, 2016 was 38.9%. We believe that excluding the favorable impacts on our effective income tax rate related to these income tax benefits provides a more comparable view of our effective income tax rate. After excluding these favorable impacts, our effective tax rate was relatively unchanged.

Net income attributable to MEDNAX, Inc. was $320.4 million for the year ended December 31, 2017, as compared to $324.9 million for 2016. EBITDA was $587.9 million for the year ended December 31, 2017, as compared to $666.5 million for 2016.

Diluted net income attributable to MEDNAX, Inc. per common and common equivalent share was $3.45 on weighted average shares outstanding of 93.0 million for the year ended December 31, 2017, as compared to $3.49 on weighted average shares outstanding of 93.1 million for 2016. Adjusted EPS was $3.34 for the year ended December 31, 2017, as compared to $3.99 for 2016.

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

Net non-operating expenses were $57.9 million for the year ended December 31, 2016, as compared to $18.1 million for 2015. The net increase in non-operating expenses was primarily related to an increase in interest expense related to our senior unsecured notes due 2023 (the “Senior Notes”) and higher outstanding borrowings under our Credit Agreement.

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

Net income attributable to MEDNAX, Inc. was $324.9 million for the year ended December 31, 2016, as compared to $336.3 million for 2015. EBITDA increased by 6.2% to $666.5 million for the year ended December 31, 2016, as compared to $627.7 million for 2015.

Diluted net income attributable to MEDNAX, Inc. per common and common equivalent share was $3.49 on weighted average shares outstanding of 93.1 million for the year ended December 31, 2016, as compared to $3.58 on weighted average shares outstanding of 94.0 million for 2015. Adjusted EPS was $3.99 for the year ended December 31, 2016, as compared to $4.07 for 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2017, we had $60.2 million of cash and cash equivalents on hand as compared to $55.7 million at December 31, 2016. Additionally, we had working capital of $95.8 million at December 31, 2017, a decrease of $42.4 million from our working capital of $138.2 million at December 31, 2016. This net decrease in working capital is primarily due to the use of funds for acquisitions and repurchases of our common stock as well as a decrease in our long-term deferred tax liability resulting from the decrease in the corporate tax rate enacted under the Tax Cuts and Jobs Act of 2017, partially offset by 2017 earnings, net borrowings on our Credit Agreement, increases in our long-term professional liabilities and proceeds from the issuance of common stock under our Amended and Restated 2008 Incentive Plan, our 1996 Non-Qualified Employee Stock Purchase Plan, as amended (the “ESPP”), and our 2015 Non-Qualified Stock Purchase Plan (the “SPP”).

Cash Flows

Cash provided by (used in) operating, investing and financing activities is summarized as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Operating activities	$511,378	$443,778	$368,701
Investing activities	(576,613)	(821,217)	(848,000)
Financing activities	89,737	381,565	482,943

Operating Activities

We generated cash flow from operating activities of $511.4 million, $443.8 million and $368.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. The net increase of $67.6 million in cash flow provided from operating activities for the year ended December 31, 2017, as compared to the year ended December 31, 2016, was primarily related to a net increase in cash flow related to an increase in income taxes payable resulting from fewer tax payments made due to a deferral allowed by the Internal Revenue Service for companies impacted by the hurricanes as well as an increase in cash flow due to decreases in accounts receivable, net of acquired accounts receivable and increases in professional liability reserves, partially offset by lower earnings.

During the year ended December 31, 2017, accounts receivable increased by $8.7 million, as compared to an increase of $50.5 million for 2016. The increases in accounts receivable are primarily due to higher accounts receivable balances related to acquisitions as well as increases at our existing units.

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

We generated cash flow from operating activities of $443.8 million and $368.7 million for the years ended December 31, 2016 and 2015, respectively. Cash flow for the year ended December 31, 2016 was impacted by an increase in the adjustment to net income for non-cash depreciation and amortization expense, a net increase in cash flow related to changes in the components of our accounts payable and accrued expenses and an increase in cash flow related to accounts receivable. Cash flow for the year ended December 31, 2015 was impacted by changes in the components of accounts payable and accrued expenses, primarily related to increases in incentive compensation, partially offset by improved operating results.

Investing Activities

During the year ended December 31, 2017, our net cash used in investing activities of $576.6 million included acquisition payments of $531.7 million, capital expenditures of $49.3 million and net purchases of investments of $2.3 million. Our acquisition payments were related to the purchase of 10 physician practices.

Financing Activities

During the year ended December 31, 2017, our net cash provided from financing activities of $89.7 million consisted primarily of net borrowings on our Credit Facility of $147.0 million, proceeds from the exercise of employee stock options and the issuance of common stock under our ESPP and our SPP of $23.3 million, partially offset by the repurchase of $70.2 million of our common stock and the payment of $5.4 million for contingent consideration liabilities.

Liquidity

On October 30, 2017, we entered into the Credit Agreement which replaces our prior credit agreement. The Credit Agreement provides for a $2.0 billion unsecured revolving credit facility and includes a $37.5 million sub-facility for the issuance of letters of credit. The Credit Agreement matures on October 31, 2022 and is guaranteed by substantially all of our subsidiaries and affiliated professional associations and corporations. At our option, borrowings under the Credit Agreement will bear interest at (i) the alternate base rate (defined as the higher of (a) the prime rate, (b) the Federal Funds Rate plus 1/2 of 1.00% and (c) LIBOR for an interest period of one month plus 1.00%) plus an applicable margin rate ranging from 0.125% to 0.750% based on our consolidated leverage ratio or (ii) the LIBOR rate plus an applicable margin rate ranging from 1.125% to 1.750% based on our consolidated leverage ratio. The Credit Agreement also calls for other customary fees and charges, including an unused commitment fee ranging from 0.150% to 0.300% of the unused lending commitments, based on our consolidated leverage ratio. The Credit Agreement contains customary covenants and restrictions, including covenants that require us to maintain a minimum interest charge ratio, not to exceed a specified consolidated leverage ratio and to comply with laws, and restrictions on the ability to pay dividends and make certain other distributions, as specified therein. Failure to comply with these covenants would constitute an event of default under the Credit Agreement, notwithstanding the ability of the company to meet its debt service obligations. The Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement.

At December 31, 2017, we had an outstanding principal balance of $1.1 billion on our Credit Agreement. We also had outstanding letters of credit of $0.2 million that reduced the amount available on our Credit Agreement to $889.3 million at December 31, 2017.

At December 31, 2017, we had an outstanding principal balance of $750.0 million on our 2023 Senior Notes. Our obligations under the 2023 Senior Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee the Credit Agreement. Interest on the 2023 Senior Notes accrues at the rate of 5.25% per annum, or $39.4 million, and is payable semi-annually in arrears on June 1 and December 1.

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

At December 31, 2017, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under the Credit Agreement and the 2023 Senior Notes.

The exercise of employee stock options and the purchase of common stock by employees participating in our ESPP and SPP generated cash proceeds of $23.3 million, $22.0 million and $20.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. Because stock option exercises and purchases under the ESPP and SPP are dependent on several factors, including the market price of our common stock, we cannot predict the timing and amount of any future proceeds.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at December 31, 2017 was $250.2 million, of which $37.9 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet. In addition, there is a corresponding insurance receivable of $18.9 million recorded as a component of other assets for certain professional liability claims that are covered by insurance policies.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our Credit Agreement, will be sufficient to finance our working capital requirements, fund anticipated acquisitions and capital expenditures, fund our share repurchase programs and meet our contractual obligations as described below for at least the next 12 months from the date of issuance of this Form 10-K.

CONTRACTUAL OBLIGATIONS

At December 31, 2017, we had the following obligations and commitments (in thousands):

	Payments Due
Obligation	Total	2018	2019 and 2020	2021 and 2022	2023 and Later
Credit Agreement (1)	$1,291,847	$37,545	$75,090	$1,179,212	$—
2023 Senior Notes (1)	982,969	39,375	78,750	78,750	786,094
Capital leases	1,826	1,401	351	74	—
Operating leases	105,272	34,337	40,811	20,190	9,934

	$2,381,914	$112,658	$195,002	$1,278,226	$796,028

(1)	Amounts include interest payments at the applicable rate as of December 31, 2017 and assume the amount outstanding under our Credit Agreement as of December 31, 2017 will be paid on the maturity date and amounts outstanding under our 2023 Senior Notes will be paid on their maturity date of December 1, 2023.

Certain of our acquisition agreements contain contingent consideration provisions based on volume and other performance measures over an up to five-year period. Potential payments under these provisions are not contingent upon the future employment of the sellers. As of December 31, 2017, cash payments of up to $32.2 million may be due through 2020 under all contingent consideration provisions as follows (in thousands):

2018	$6.4
2019	24.5
2020	1.3

$32.2

At December 31, 2017, our total liability for uncertain tax positions was $12.1 million, all of which is included within other liabilities on our Consolidated Balance Sheets. The timing and amount of future cash flows for each year beyond 2017 cannot be reasonably estimated. See Note 11 to our Consolidated Financial Statements in this Form 10-K for more information regarding our uncertain tax positions.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2017, we leased, under operating lease agreements, space in hospitals and other facilities for our business and medical offices, as well as certain equipment necessary for business operations, which are included in the table above. We did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In January 2017, the accounting guidance related to goodwill impairment was amended to remove step two of the impairment test that requires a hypothetical purchase price allocation in order to measure the amount of any impairment. Under the new guidance, only a single-step quantitative test is required and any goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value. The new guidance does not amend the optional alternative to perform a qualitative assessment to determine if a quantitative goodwill impairment test is necessary. We early adopted this accounting guidance on December 31, 2017 as permitted. The adoption of this guidance did not have an impact on our Consolidated Financial Statements.

In January 2017, the accounting guidance related to business combinations was amended to clarify the definition of a business. We early adopted this accounting guidance on December 31, 2017 as permitted. The adoption of this guidance did not have an impact on our Company’s Consolidated Financial Statements.

In August 2016 and November 2016, the accounting guidance related to the statement of cash flows was amended with the intent of reducing diversity in practice as to the classification of certain transactions in the statement of cash flows as well as to clarify the presentation of restricted cash in the Statement of Cash Flows. We early adopted this accounting guidance on December 31, 2017 as permitted. The adoption of this guidance resulted in the inclusion of restricted cash balances in our Consolidated Statements of Cash Flows.

In March 2016, the accounting guidance related to various aspects of share-based payment transactions was amended, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new guidance, excess tax benefits and deficiencies are to be recognized as income tax benefits or expenses in the income statement as discrete items in the reporting period in which they occur instead of increases or decreases to shareholders’ equity. Excess tax benefits should be classified along with other income tax cash flows as operating activities. With regard to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This guidance became effective for us on January 1, 2017. We adopted this guidance prospectively for both the income statement and statement of cash flows, and the adoption of this guidance did not have a material impact on our Consolidated Financial Statements. We continue to estimate forfeitures based on the number of awards that are expected to vest.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2016, accounting guidance related to leases was issued that will require an entity to recognize leased assets and the rights and obligations created by those leased assets on the balance sheet and to disclose key information about the entity’s leasing arrangements. This guidance will become effective for us on January 1, 2019, with early adoption permitted. We expect that the adoption of this guidance will have a material impact on our Consolidated Balance Sheets and related disclosures, resulting from the recognition of significant right of use assets and related liabilities primarily related to our operating lease arrangements for space in hospitals and certain other facilities for our business and medical offices. We are in the process of reviewing our existing lease portfolio and accumulating all of the necessary information required to properly account for leases under the new guidance. Additionally, we are assessing system requirements, required changes to our processes and internal control implications to ensure we will meet the reporting and disclosure requirements. Our evaluation of this guidance and its impacts are expected to continue through the third quarter of 2018.

In May 2014, the accounting guidance related to revenue recognition was amended to outline a single, comprehensive model for accounting for revenue from contracts with customers. The core principle of the new accounting guidance is to require an entity to recognize as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods or services as it transfers control to its customers. The new guidance will become effective for us on January 1, 2018. Our current revenue recognition policies for our significant revenue streams materially comply with the amended guidance. The primary change for healthcare providers under the new guidance is the requirement to report the allowance for uncollectibles associated with patient responsibility amounts as a reduction in net revenue as opposed to bad debt expense as a component of operating expenses. The Company has historically included the allowance for uncollectibles associated with patient responsibility amounts with its allowance for contractual adjustments as a reduction in net revenue as such amounts are not material. Accordingly, the adoption of this guidance will not have an impact on our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We intend to manage interest rate risk through the use of a combination of fixed rate and variable rate debt. We borrow under our Credit Agreement at various interest rate options based on the Alternate Base Rate or LIBOR rate depending on certain financial ratios. At December 31, 2017, the outstanding principal balance on our Credit Agreement was $1.1 billion. Considering the total outstanding balance of $1.1 billion, a 1% change in interest rates would result in an impact to income before income taxes of $11.1 million per year.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements and Financial Statement Schedule of MEDNAX, Inc. and its subsidiaries are included in this Form 10-K on the pages set forth below:

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Board of Directors and shareholders of

MEDNAX, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MEDNAX, Inc. and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of income, consolidated statements of equity, statements of cash flow for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded four radiology physician practices from its assessment of internal control over financial reporting as of December 31, 2017 because they were acquired by the Company in purchase business combinations during 2017.

We have also excluded these four radiology physician practices from our audit of internal control over financial reporting. These four radiology physician practices are subsidiaries whose aggregate total assets and aggregate net revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent approximately 2% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Certified Public Accountants

Miami, Florida

February 14, 2018

We have served as the Company’s auditor since 1999.

MEDNAX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$60,200	$55,698
Short-term investments	10,292	11,286
Accounts receivable, net	503,999	495,276
Prepaid expenses	15,584	11,051
Other assets	37,160	13,817

Total current assets	627,235	587,128
Restricted cash	20,000	—
Investments	80,682	78,975
Property and equipment, net	123,536	103,068
Goodwill	4,283,963	3,845,157
Intangible assets, net	639,928	668,529
Other assets	91,934	56,543

Total assets	$5,867,278	$5,339,400

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$438,017	$407,938
Current portion of long-term debt and capital lease obligations	1,401	22,054
Income taxes payable	92,007	18,957

Total current liabilities	531,425	448,949
Line of credit	1,110,500	783,500
Long-term debt and capital lease obligations, net	740,923	900,128
Long-term professional liabilities	212,274	173,080
Deferred income taxes	147,797	227,802
Other liabilities	57,905	45,174

Total liabilities	2,800,824	2,578,633

Commitments and contingencies

Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000 shares authorized; 93,721 and 93,718 shares issued and outstanding, respectively	937	937
Additional paid-in capital	1,017,328	974,304
Retained earnings	2,048,189	1,785,526

Total shareholders’ equity	3,066,454	2,760,767

Total liabilities and shareholders’ equity	$5,867,278	$5,339,400

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for per share data)

	Years Ended December 31,
	2017	2016	2015
Net revenue	$3,458,312	$3,183,159	$2,779,996

Operating expenses:
Practice salaries and benefits	2,337,734	2,031,220	1,753,505
Practice supplies and other operating expenses	120,518	118,416	98,480
General and administrative expenses	417,105	372,572	305,915
Depreciation and amortization	102,879	89,264	64,228

Total operating expenses	2,978,236	2,611,472	2,222,128

Income from operations	480,076	571,687	557,868
Investment and other income	3,953	2,019	1,844
Interest expense	(74,559)	(63,092)	(23,110)
Equity in earnings of unconsolidated affiliates	952	3,185	3,127

Total non-operating expenses	(69,654)	(57,888)	(18,139)

Income before income taxes	410,422	513,799	539,729
Income tax provision	(90,050)	(189,203)	(204,038)

Net income	320,372	324,596	335,691
Net loss attributable to noncontrolling interests	—	318	629

Net income attributable to MEDNAX, Inc.	$320,372	$324,914	$336,320

Per common and common equivalent share data:
Net income attributable to MEDNAX, Inc.:
Basic	$3.47	$3.52	$3.61

Diluted	$3.45	$3.49	$3.58

Weighted average common shares:
Basic	92,431	92,422	93,077

Diluted	92,958	93,109	93,960

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	96,030	$960	$886,877	$1,376,782	$947	$2,265,566
Net income (loss)	—	—	—	336,320	(629)	335,691
Common stock issued under employee stock option and employee stock purchase plan	463	5	20,123	—	—	20,128
Issuance of restricted stock and vesting of deferred stock	527	5	(5)	—	—	—
Issuance of restricted stock for acquisition consideration	114	1	7,799	—	—	7,800
Stock-based compensation expense	—	—	32,129	—	—	32,129
Forfeitures of restricted stock	(30)	—	—	—	—	—
Repurchased common stock	(3,365)	(34)	(32,271)	(202,746)		(235,051)
Excess tax benefit related to employee stock incentive plans	—	—	11,583	—	—	11,583

Balance at December 31, 2015	93,739	$937	$926,235	$1,510,356	$318	$2,437,846
Net income (loss)	—	—	—	324,914	(318)	324,596
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	473	5	22,017	—	—	22,022
Issuance of restricted stock	505	5	(5)	—	—	—
Stock-based compensation expense	—	—	34,000	—	—	34,000
Forfeitures of restricted stock	(53)	(1)	1	—	—	—
Repurchased common stock	(946)	(9)	(12,075)	(49,744)		(61,828)
Excess tax benefit related to employee stock incentive plans	—	—	4,131	—	—	4,131

Balance at December 31, 2016	93,718	$937	$974,304	$1,785,526	$—	$2,760,767
Net income	—	—	—	320,372	—	320,372
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	528	5	23,271	—	—	23,276
Issuance of restricted stock	536	5	(5)	—	—	—
Issuance of restricted stock for acquisition consideration	69	1	2,657	—	—	2,658
Stock-based compensation expense	—	—	29,573	—	—	29,573
Forfeitures of restricted stock	(92)	(1)	1	—	—	—
Repurchased common stock	(1,038)	(10)	(12,473)	(57,709)		(70,192)

Balance at December 31, 2017	93,721	$937	$1,017,328	$2,048,189	$—	$3,066,454

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$320,372	$324,596	$335,691
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	102,879	89,264	64,228
Amortization of premiums, discounts and issuance costs	5,514	4,816	1,541
Stock-based compensation expense	29,573	34,000	32,129
Deferred income taxes	(60,073)	18,149	14,494
Other	(3,783)	212	(1,052)
Changes in assets and liabilities:
Accounts receivable	7,803	(34,000)	(55,391)
Prepaid expenses and other current assets	(2,792)	(783)	(4,905)
Other long-term assets	(2,709)	10,035	98
Accounts payable and accrued expenses	24,551	11,617	(7,874)
Income taxes payable	73,050	(2,234)	(4,101)
Payments of contingent consideration liabilities	(750)	(1,037)	(1,439)
Long-term professional liabilities	18,478	(3,452)	(2,064)
Other liabilities	(735)	(7,405)	(2,654)

Net cash provided from operating activities	511,378	443,778	368,701

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(531,696)	(762,302)	(818,903)
Purchases of investments	(27,723)	(60,976)	(33,980)
Proceeds from maturities of investments	25,410	41,325	31,956
Purchases of property and equipment	(49,309)	(39,264)	(27,073)
Other	6,705	—	—

Net cash used in investing activities	(576,613)	(821,217)	(848,000)

Cash flows from financing activities:
Borrowings on credit agreement	2,846,000	1,940,000	2,121,500
Payments on credit agreement	(2,699,000)	(1,510,000)	(2,156,000)
Proceeds from issuance of senior notes	—	—	750,000
Payments for financing costs	(3,525)	—	(14,190)
Payments of contingent consideration liabilities	(5,449)	(10,740)	(12,856)
Payments on capital lease obligations	(2,267)	(2,130)	(2,171)
Excess tax benefit from exercises of stock options and vesting of restricted and deferred stock	—	4,241	11,583
Proceeds from issuance of common stock	23,276	22,022	20,128
Contribution from noncontrolling interests	894	—	—
Repurchases of common stock	(70,192)	(61,828)	(235,051)

Net cash provided from financing activities	89,737	381,565	482,943

Net increase in cash and cash equivalents	24,502	4,126	3,644
Cash, cash equivalents and restricted cash at beginning of year	55,698	51,572	47,928

Cash, cash equivalents and restricted cash at end of year	$80,200	$55,698	$51,572

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$73,837	$60,453	$20,367
Income taxes	$75,427	$175,962	$181,005
Non-cash investing and financing activities:
Value of common stock issued for acquisitions	$2,657	$—	$7,800
Equipment financed through capital leases	$684	$1,619	$3,135
Property and equipment included in accounts payable	$2,700	$2,673	$1,800

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General:

The principal business activity of MEDNAX, Inc. (“MEDNAX” or the “Company”) and its subsidiaries is to provide neonatal, anesthesia, radiology and teleradiology, maternal-fetal and other pediatric subspecialty physician services. The Company has contracts with affiliated business corporations or professional associations, limited liability companies and partnerships (“affiliated professional contractors”), which are separate legal entities that provide physician services in certain states and Puerto Rico. The Company and its affiliated professional contractors also have contracts with hospitals and other healthcare facilities to provide physician services, which include (i) fee-for-service contracts, whereby hospitals and other customers agree, in exchange for the Company’s services, to authorize the Company and its healthcare professionals to bill and collect the charges for medical services rendered by the Company’s affiliated healthcare professionals, and (ii) administrative fee contracts, whereby the Company is assured a minimum revenue level.

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

The Company is a partner in a joint venture in which it owns a 37.5% economic interest. The Company accounts for this joint venture under the equity method of accounting because the Company exercises significant influence over, but does not control, this entity. On March 31, 2017, the Company sold its 75% economic interest in a second joint venture. The Company had a management agreement with the joint venture and, based on the terms of the agreement, the Company had determined that the joint venture was a variable interest entity for which the Company was the primary beneficiary. Accordingly, through the date of the sale, the financial results of the joint venture were fully consolidated into the Company’s operating results and the equity interests of the outside investor in the equity and results of operations of this consolidated entity were accounted for and presented as noncontrolling interests. See Note 6 for more information regarding the deconsolidation of this joint venture.

Recently Adopted Accounting Pronouncements

In January 2017, the accounting guidance related to goodwill impairment was amended to remove step two of the impairment test that requires a hypothetical purchase price allocation in order to measure the amount of any impairment. Under the new guidance, only a single-step quantitative test is required and any goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value. The new guidance does not amend the optional alternative to perform a qualitative assessment to determine if a quantitative goodwill impairment test is necessary. The Company early adopted this accounting guidance on December 31, 2017 as permitted. The adoption of this guidance did not have an impact on the Company’s Consolidated Financial Statements.

In January 2017, the accounting guidance related to business combinations was amended to clarify the definition of a business. The Company early adopted this accounting guidance on December 31, 2017 as permitted. The adoption of this guidance did not have an impact on the Company’s Consolidated Financial Statements.

In August 2016 and November 2016, the accounting guidance related to the statement of cash flows was amended with the intent of reducing diversity in practice as to the classification of certain transactions in the statement of cash flows. The Company early adopted this accounting guidance on December 31, 2017 as permitted. The adoption of this guidance resulted in the inclusion of restricted cash balances in the Company’s Consolidated Statements of Cash Flows.

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

New Accounting Pronouncements

In February 2016, the accounting guidance related to leases was issued that will require an entity to recognize leased assets and the rights and obligations created by those leased assets on the balance sheet and to disclose key information about the entity’s leasing arrangements. This guidance will become effective for the Company on January 1, 2019, with early adoption permitted. The Company expects that the adoption of this guidance will have a material impact on its Consolidated Balance Sheets and related disclosures, resulting from the recognition of significant right of use assets and related liabilities primarily related to its operating lease arrangements for space in hospitals and certain other facilities for its business and medical offices. The Company is in the process of reviewing its existing lease portfolio and accumulating all of the necessary information required to properly account for leases under the new guidance. Additionally, the Company is assessing system requirements, required changes to its processes and internal control implications to ensure the Company will meet the reporting and disclosure requirements. The Company’s evaluation of this guidance and its impacts are expected to continue through the third quarter of 2018.

In May 2014, the accounting guidance related to revenue recognition was amended to outline a single, comprehensive model for accounting for revenue from contracts with customers. The core principle of the new accounting guidance is to require an entity to recognize as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods or services as it transfers control to its customers. The new guidance will become effective for the Company on January 1, 2018. The Company’s current revenue recognition policies for its significant revenue streams materially comply with the amended guidance. The primary change for healthcare providers under the new guidance is the requirement to report the allowance for uncollectibles associated with patient responsibility amounts as a reduction in net revenue as opposed to bad debt expense as a component of operating expenses. The Company has historically included the allowance for uncollectibles associated with patient responsibility amounts with its allowance for contractual adjustments as a reduction in net revenue as such amounts are not material. Accordingly, the adoption of this guidance will not have an impact on our Consolidated Financial Statements.

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions are involved in the calculation of the Company’s allowance for contractual adjustments and uncollectibles on accounts receivable, liabilities for self- insured amounts and claims incurred but not reported related to the Company’s professional liability risks and the fair value of goodwill. Actual results could differ from those estimates.

Segment Reporting

The results of the Company’s operations are aggregated into a single reportable segment for purposes of presenting financial information in accordance with the accounting guidance for segment reporting.

The following table summarizes the Company’s net revenue by service line (in percentages):

	Years Ended December 31,
	2017	2016	2015
Anesthesiology	38%	39%	37%
Neonatology and other pediatric subspecialties	37%	39%	44%
Maternal-fetal medicine	8%	8%	9%
Radiology and teleradiology	8%	6%	4%
Management services	6%	5%	2%
Pediatric cardiology	3%	3%	4%

	100%	100%	100%

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

In addition, the Company generates revenue for services rendered under various coding and billing contracts. Contract terms are specific to each customer and may include a combination of a flat fee for coding of medical charts, a fixed fee per patient visit as well as a percentage of cash collections received by the providers. Revenue for flat and fixed fee arrangements is recognized in the month the coding occurs or the patient visit occurs. Revenue for percentage fees are recognized in the month that cash is collected for customers from payors. Revenue recorded for these services during 2017 were immaterial.

Accounts receivable are primarily amounts due under fee-for-service contracts from third-party payors, such as insurance companies, self-insured employers and patients and government-sponsored healthcare programs geographically dispersed throughout the United States and its territories. Concentration of credit risk relating to accounts receivable is limited by the number, diversity and geographic dispersion of the business units managed by the Company, as well as by the large number of patients and payors, including the various governmental agencies in the states in which the Company provides services. Receivables from government agencies made up approximately 17% of net accounts receivable at December 31, 2017 and 2016.

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

Restricted Cash

Restricted cash consists of funds in escrow related to a potential future payment for contingent consideration for an acquisition completed during the year ended December 31, 2017. See Note 6 for more information regarding the underlying contingent consideration arrangement.

Investments

Investments consist of municipal debt securities, federal home loan securities and certificates of deposit. Investments with remaining maturities of less than one year are classified as short-term investments. Investments classified as long-term have maturities of one year to six years.

The Company intends and has the ability to hold its securities to maturity, and therefore carries such investments at amortized cost in accordance with the provisions of the accounting guidance for investments in debt securities.

Property and Equipment

Property and equipment are recorded at original purchase cost. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the underlying assets. Estimated useful lives are generally 30 years for buildings; three to seven years for medical equipment, computer equipment, software and furniture; and the lesser of the useful life or the remaining lease term for leasehold improvements and capital leases. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is included in earnings.

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

Goodwill and Other Intangible Assets

The Company records acquired assets and assumed liabilities at their respective fair values under the acquisition method of accounting. Goodwill represents the excess of purchase price over the fair value of the net assets acquired. Intangible assets with finite lives, principally physician and hospital agreements, customer relationships, patented technology and trade names, are recognized apart from goodwill at the time of acquisition based on the contractual-legal and separability criteria established in the accounting guidance. Intangible assets with finite lives are amortized on either an accelerated basis based on the annual undiscounted economic cash flows associated with the particular intangible asset or on a straight-line basis over their estimated useful lives. Intangible assets with finite lives are amortized over periods of one to 20 years.

Goodwill is tested for impairment at a reporting unit level on at least an annual basis in accordance with the subsequent measurement provisions of the accounting guidance for goodwill. The Company defines a reporting unit based upon its management structure for services provided in specific regions of the United States. The Company early adopted new accounting guidance in 2017 that requires only a single-step quantitative test with any goodwill impairment measured as the amount by which a reporting unit’s carrying value exceeds its fair value. The Company uses income and market-based valuation approaches to determine the fair value of its reporting units. These approaches focus on discounted cash flows and market multiples based on the Company’s market capitalization to derive the fair value of a reporting unit. The Company also considers the economic outlook for the healthcare services industry and various other factors during the testing process, including hospital and physician contract changes, local market developments, changes in third-party payor payments, and other publicly available information. The Company completed annual impairment tests in the third quarter of each of 2017, 2016 and 2015 and determined that goodwill was not impaired in any of the three years.

Long-Lived Assets

The Company is required to evaluate long-lived assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. The recoverability of such assets is measured by a comparison of the carrying value of the assets to the future undiscounted cash flows before interest charges to be generated by the assets. If long-lived assets are impaired, the impairment to be recognized is measured as the excess of the carrying value over the fair value. Long-lived assets held for disposal are reported at the lower of the carrying value or fair value less disposal costs. The Company does not believe there are any indicators that would require an adjustment to such assets or their estimated periods of recovery at December 31, 2017 pursuant to current accounting standards.

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

Stock Incentive Plans

The Company grants stock-based awards consisting primarily of restricted stock to key employees under its Amended and Restated 2008 Incentive Compensation Plan, as amended. The Company measures the cost of employee services received in exchange for stock-based awards based on grant-date fair value and allocates the resulting compensation expense over the corresponding requisite service period using the graded vesting attribution method. The Company also performs analyses to estimate forfeitures of stock-based awards on an annual basis and adjusts the estimates as necessary based on the number of awards that ultimately vest.

Net Income Per Common Share

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of outstanding restricted stock, deferred stock and stock options and is calculated using the treasury stock method. On January 1, 2017, the Company adopted new accounting guidance that no longer permits the Company to include the assumed excess tax benefits related to the potential exercise or vesting of its stock-based awards in the treasury stock method computation. The impact on the weighted average number of common and common equivalent shares outstanding from excluding such assumed excess tax benefits for the year ended December 31, 2017 was not material. See “Recently Adopted Accounting Pronouncements” above for additional information on the adoption of the new accounting guidance.

Fair Value Measurements

In accordance with the accounting guidance for fair value measurements and disclosures, the Company carries its money market funds included in cash and cash equivalents at fair value. In accordance with the three-tier fair value hierarchy under this guidance, the Company determined the fair value using quoted market prices, a Level 1 input as defined under the accounting guidance for fair value measurements. At December 31, 2017 and 2016, the Company’s money market funds had a fair value of $9.2 million and $12.4 million, respectively.

The Company also carries the cash surrender value of life insurance related to its deferred compensation arrangements at fair value. The investments underlying the life insurance contracts consist primarily of exchange-traded equity securities and mutual funds with quoted prices in active markets. In accordance with the three-tier fair value hierarchy, the Company determined the fair value using the cash surrender value of the life insurance, a Level 2 input as defined under the accounting guidance for fair value measurements. At December 31, 2017 and 2016, the Company’s cash surrender value of life insurance had a fair value of $15.6 million and $15.8 million, respectively.

In addition, the Company carries its contingent consideration liabilities related to acquisitions at fair value. In accordance with the three-tier fair value hierarchy, the Company determined the fair value of its contingent consideration liabilities using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3, or unobservable inputs as defined under the accounting guidance for fair value measurements. At December 31, 2017 and 2016, the Company’s contingent consideration liabilities had a fair value of $30.5 million and $17.3 million, respectively. See Note 6 for more information regarding the Company’s contingent consideration liabilities.

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

3.    Investments:

Investments held are summarized as follows (in thousands):

	December 31, 2017		December 31, 2016
	Short-Term	Long-Term	Short-Term	Long-Term
Municipal debt securities	$8,312	$46,195	$10,306	$46,513
Federal home loan securities	1,000	30,322	—	28,747
Certificates of deposit	980	4,165	980	3,715

	$10,292	$80,682	$11,286	$78,975

Contractual maturities of long-term investments are summarized as follows (in thousands):

	December 31,
	2017	2016
Due after one year through five years	$78,561	$70,005
Due after five years through six years	2,121	8,970

	$80,682	$78,975

4.    Accounts Receivable and Net Revenue:

Accounts receivable, net consists of the following (in thousands):

	December 31,
	2017	2016
Gross accounts receivable	$1,790,034	$1,719,642
Allowance for contractual adjustments and uncollectibles	(1,286,035)	(1,224,366)

	$503,999	$495,276

Net revenue consists of the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
Gross revenue	$11,427,238	$10,374,813	$8,942,957
Contractual adjustments and uncollectibles	(8,285,317)	(7,464,030)	(6,389,195)
Hospital contract administrative fees	316,391	272,376	226,234

	$3,458,312	$3,183,159	$2,779,996

Accounts receivable of $504.0 million and $495.3 million at December 31, 2017 and 2016, respectively, consist primarily of amounts due from government-sponsored healthcare programs and third-party insurance payors for services provided by the Company’s affiliated physicians.

Net revenue of $3.5 billion, $3.2 billion and $2.8 billion for the years ended December 31, 2017, 2016 and 2015, respectively, consists primarily of gross billed charges for services provided by the Company’s affiliated physicians less an estimated allowance for contractual adjustments and uncollectibles to properly account for the anticipated differences between gross billed charge amounts and expected reimbursement amounts.

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

5.    Property and Equipment:

Property and equipment consists of the following (in thousands):

	December 31,
	2017	2016
Building	$33,024	$26,572
Land	6,683	6,683
Equipment and other	253,453	213,521

	293,160	246,776
Accumulated depreciation	(169,624)	(143,708)

	$123,536	$103,068

At December 31, 2017 and 2016, property and equipment includes medical and other equipment held under capital leases of $6.1 million and $6.2 million, and related accumulated depreciation of $4.6 million and $4.0 million, respectively. The Company recorded depreciation expense of $33.9 million, $29.0 million and $22.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

6.    Business Acquisitions:

During the year ended December 31, 2017, the Company completed 10 physician group practice acquisitions, including four radiology practices, two maternal-fetal medicine practices, one neonatology practice, one pediatric multi-specialty practice and two other pediatric subspecialty practices. The acquisition-date fair value of the total consideration for the 10 acquisitions was $554.0 million, net of cash acquired. Approximately $531.7 million was paid in cash, $2.7 million was paid by issuing 69,014 shares of the Company’s common stock, $18.6 million was recorded as a contingent consideration liability and $1.0 million was recorded as accrued purchase consideration within other current liabilities.

These acquisitions expanded the Company’s national network of physician practices. The Company expects to improve the results of physician practices through improved managed care contracting, improved collections and identification of growth initiatives, as well as operating and cost savings based on the significant infrastructure it has developed. With respect to the Company’s acquisition of radiology physician practices, the Company believes that it brings a unique value proposition to radiology physician groups, in that the Company can provide not only practice support, but also teleradiology capabilities that can enhance a physician group’s efficiency, provide subspecialty access and help them grow, remain competitive and meet the ever increasing demands of their hospital partners, payors and regulatory bodies. In addition, the Company believes that radiology physician group practice physicians can complement the staffing needs for its teleradiology services business during certain times, such as nights and weekends, when such physicians are not providing services at their practices.

The 69,014 shares of the Company’s common stock issued as a component of the purchase consideration for acquisitions completed during the first quarter and fourth quarter of 2017 had an acquisition-date fair value of $2.7 million. The fair value of such shares was determined using the closing price on the New York Stock Exchange of the Company’s common stock less a discount for lack of marketability on the respective dates of acquisition, reflecting a three year contractual restriction on the disposition or assignment of such common stock.

The Company’s preliminary allocation of purchase price is as follows (in thousands):

Current assets	$43,550
Property and equipment	5,281
Other noncurrent assets	52,611
Goodwill	439,822
Other intangible assets	39,414
Current liabilities	(5,674)
Other long-term liabilities	(21,086)

$553,918

The Company has recorded provisional amounts for deferred income taxes related to certain acquisitions completed during the year ended December 31, 2017. Any adjustments will be recorded during the measurement period and are not expected to be material.

Current assets acquired and other noncurrent assets acquired include assets with a fair value of $23.5 million and $22.5 million, respectively, that are expected to be sold and contributed to a joint venture for an equity method investment in that joint venture, respectively, within the next twelve months. Accordingly, these assets are classified as held for sale.

The contingent consideration of $18.6 million recorded during the year ended December 31, 2017 is related to an agreement to pay an additional cash amount based on the achievement of certain performance measures for the period through June 1, 2019. The accrued contingent consideration was recorded as a liability at acquisition-date fair value using the income approach with assumed discount rates ranging from 4.0% to 4.75% over the applicable terms and an assumed payment probability assessment over the applicable years. The range of the undiscounted amount the Company could pay under the contingent consideration agreement is between $0 and $20.0 million. In connection with this contingent consideration arrangement, the Company has designated $20.0 million as restricted cash in its Consolidated Balance Sheet. In addition, during the year ended December 31, 2017, the Company paid $6.2 million for contingent consideration related to certain prior-period acquisitions, of which all but the accretion recorded during 2017 was accrued as of December 31, 2016.

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

7.    Goodwill and Intangible Assets:

Goodwill was $4.3 billion and $3.8 billion at December 31, 2017 and 2016, respectively. The change in the carrying amount of goodwill of $438.8 million during the year ended December 31, 2017 is primarily related to the Company’s 2017 acquisitions. The Company expects that $159.5 million of the goodwill recorded during the year ended December 31, 2017 will be deductible for tax purposes.

Intangible assets, net, consist of the following (in thousands):

	December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Physician and hospital agreements	$381,635	$(203,915)	$177,720
Customer relationships	443,300	(48,837)	394,463
Trade names	43,156	(2,933)	40,223
Patented and other technology	38,590	(11,068)	27,522

	$906,681	$(266,753)	$639,928

	December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Physician and hospital agreements	$347,862	$(168,488)	$179,374
Customer relationships	443,300	(27,368)	415,932
Trade names	43,156	(1,604)	41,552
Patented and other technology	37,503	(5,832)	31,671

	$871,821	$(203,292)	$668,529

During the year ended December 31, 2017, the Company recorded intangible assets related to acquisitions totaling $39.4 million, consisting primarily of physician and hospital agreements. The weighted-average amortization period for these physician and hospital agreements is approximately 10 years.

Amortization expense for intangible assets was $68.9 million, $60.3 million and $42.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Amortization expense for existing intangible assets for the next five years is expected to be as follows (in thousands):

2018	$67,514
2019	62,669
2020	56,636
2021	51,069
2022	44,357

8.    Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2017	2016
Accounts payable	$34,632	$28,474
Accrued salaries and bonuses	225,429	220,635
Accrued payroll taxes and benefits	75,672	67,830
Accrued professional liabilities	37,912	28,972
Accrued contingent consideration	6,259	6,566
Accrued interest	4,495	4,511
Other accrued expenses	53,618	50,950

	$438,017	$407,938

9.    Accrued Professional Liabilities:

At December 31, 2017 and 2016, the Company’s total accrued professional liabilities of $250.2 million and $202.1 million, respectively, includes incurred but not reported loss reserves of $138.5 million and $128.1 million, respectively, and loss reserves for reported claims of $111.7 million and $74.0 million, respectively. Of the total liability, $37.9 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet. In addition, there is a corresponding insurance receivable of $18.9 million recorded as a component of other assets for certain professional liability claims that are covered by third-party insurance policies.

The activity related to the Company’s total accrued professional liability for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Balance at beginning of year	$202,052	$202,527	$168,369
Assumed liabilities through acquisition	20,716	—	35,968
Provision (adjustment) for losses related to:
Current year	41,291	38,129	39,204
Prior years	9,983	(25,428)	(25,797)

Total provision for losses	51,274	12,701	13,407
Claim payments related to:
Current year	(712)	(766)	(1,382)
Prior years	(23,143)	(12,410)	(13,835)

Total payments	(23,855)	(13,176)	(15,217)

Balance at end of year	$250,187	$202,052	$202,527

The net increase in the Company’s total accrued professional liability for the year ended December 31, 2017 is primarily related to growth in the program from acquisitions as well as overall unfavorable trends in the Company’s claims experience. The net decrease in 2016 was primarily attributable to the overall favorable trends in the Company’s claims experience.

10.    Line of Credit, Long-Term Debt and Capital Lease Obligations:

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

The carrying value of the Company’s long-term debt was $1.8 billion and $1.7 billion at December 31, 2017 and 2016, respectively, and consisted of the following (in thousands):

	December 31, 2017
	Principal	Unamortized Debt Issuance Costs	Total
2023 Senior Notes	$750,000	$(9,503)	$740,497
Revolving line of credit	1,110,500	(4,864)	1,105,636

Total	$1,860,500	$(14,367)	$1,846,133

	December 31, 2016
	Principal	Unamortized Debt Issuance Costs	Total
2023 Senior Notes	$750,000	$(11,109)	$738,891
Revolving line of credit	783,500	(3,388)	780,112
Term loan	180,000	(259)	179,741

	1,713,500	(14,756)	1,698,744
Less: Current portion	(20,000)	—	(20,000)

Long-term portion	$1,693,500	$(14,756)	$1,678,744

The Company has outstanding letters of credit which reduced the amount available under the New Credit Agreement by $0.2 million at December 31, 2017. At December 31, 2017, the Company had an available balance on its New Credit Agreement of $889.3 million.

The carrying values of the Company’s variable rate revolving line of credit approximates fair value due to the short-term nature of the interest rates. The estimated fair value of the Company’s 2023 Notes was $763.1 million and $773.4 million, at December 31, 2017 and 2016, respectively, and was estimated using trading prices as of December 31, 2017 and December 31, 2016 as Level 2 inputs to estimate fair value.

The Company’s capital lease obligations consist of the following (in thousands):

	December 31,
	2017	2016
Capital lease obligations	$1,826	$3,550
Less: Current portion	(1,401)	(2,054)

Long-term portion	$425	$1,496

The amounts due under the terms of the Company’s capital lease obligations at December 31, 2017 are as follows:

2018	$1,401
2019	238
2020	113
2021	74

11.    Income Taxes:

The components of the income tax provision (benefit) are as follows (in thousands):

	December 31,
	2017	2016	2015
Federal:
Current	$130,053	$166,758	$168,596
Deferred	(63,038)	15,596	12,866

	67,015	182,354	181,462

State:
Current	20,070	4,296	20,948
Deferred	2,965	2,553	1,628

	23,035	6,849	22,576

Total	$90,050	$189,203	$204,038

The Company files its tax return on a consolidated basis with its subsidiaries. The remaining affiliated professional contractors file tax returns on an individual basis.

The effective tax rate was 21.94%, 36.80% and 37.76% for the years ended December 31, 2017, 2016 and 2015, respectively. During the three months ended December 31, 2017, the Company recorded a $70.0 million income tax benefit related to the reduction of its net deferred tax liability resulting from the reduction in the corporate tax rate enacted in December 2017 under the Tax Cuts and Jobs Act of 2017. Excluding this favorable impact, our effective income tax rate for the year ended December 31, 2017 was 39.00%. During the three months ended September 30, 2016, the Company settled a certain tax matter with a taxing authority. In connection with this settlement, the Company’s effective income tax rate was favorably impacted by $10.6 million. Excluding this favorable impact, the effective tax rate for December 31, 2016 was 38.87%, as compared to 37.76% for 2015.

The differences between the effective rate and the United States federal income tax statutory rate are as follows:

	December 31,
	2017	2016	2015
Tax at statutory rate	35.00%	35.00%	35.00%
State income tax, net of federal benefit	3.33	2.94	2.97
Non-deductible expenses	0.49	0.43	0.34
Change in accrual estimates relating to uncertain tax positions	0.02	(2.11)	(0.43)
Change in valuation allowance	—	0.48	0.29
Other, net	0.16	0.06	(0.41)
Change in tax law	(17.06)	—	—

Income tax provision	21.94%	36.80%	37.76%

All of the Company’s deferred tax assets and liabilities are classified as long-term. The significant components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2017	2016
Allowance for uncollectible accounts	$80,056	$103,525
Reserves and accruals	45,454	62,212
Stock-based compensation	7,975	13,726
Net operating loss carryforward	28,569	49,156
Property and equipment	685	1,621
Other	970	1,610

Deferred tax assets before valuation allowance	163,709	231,850
Less: Valuation allowance	(2,615)	(4,014)

Deferred tax assets, net of valuation allowance	161,094	227,836

Gross deferred tax liabilities:
Amortization	(258,618)	(380,594)
Accrual to cash adjustment	(31,290)	(53,771)
Other	(4,150)	(1,023)

Total deferred tax liabilities	(294,058)	(435,388)

Net deferred tax liability	$(132,964)	$(207,552)

The Company’s net deferred tax liability decreased by $74.6 million during 2017 of which $70.0 million is related to a reduction in the corporate tax rate enacted under the Tax Cuts and Jobs Act of 2017.

Beginning January 1, 2017, excess tax benefits or deficiencies associated with the exercise of stock options, the vesting of restricted and deferred stock and the purchase of shares under the Company’s non-qualified employee stock purchase plan are recognized as income tax benefits or expenses in the income statement in the reporting period in which they occur instead of an increase or decrease to additional paid-in-capital. For the year ended December 31, 2017, income tax expense of $0.2 million was recognized for excess tax deficiencies. For the years ended December 31, 2016 and 2015, respectively, additional paid-in-capital was increased by $4.2 million and $11.6 million for excess tax benefits.

The Company has net operating loss carryforwards for federal and state tax purposes totaling $116.0 million, $130.0 million, and $136.6 million at December 31, 2017, 2016 and 2015, respectively, expiring at various times in 2019 through 2037.

As of December 31, 2017, 2016 and 2015, the Company’s liability for uncertain tax positions, excluding accrued interest and penalties, was $11.0 million, $9.5 million and $18.4 million, respectively. As of December 31, 2017, the Company had $10.7 million of uncertain tax positions that, if recognized, would favorably impact its effective tax rate.

The following table summarizes the activity related to the Company’s liability for uncertain tax positions for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Years Ended December 31,
	2017	2016	2015
Balance at beginning of year	$9,469	$18,447	$17,165
Increases related to prior year tax positions	2,284	301	467
Decreases related to prior year tax positions	(143)	(3,927)	(1,168)
Increases related to current year tax positions	1,430	2,258	3,675
Settlements	—	(5,644)	—
Decreases related to lapse of statutes of limitation	(2,068)	(1,966)	(1,692)

Balance at end of year	$10,972	$9,469	$18,447

During the year ended December 31, 2017, the Company increased its liability for uncertain tax positions by a total of $1.5 million, primarily related to additional taxes on current and prior year positions, partially offset by the expiration of statutes of limitation. During the year ended December 31, 2016, the Company decreased its liability for uncertain tax positions by a total of $9.0 million, primarily related to the settlement of a certain tax matter with a taxing authority and the expiration of statutes of limitation, partially offset by additional taxes on current year positions.

In addition, the Company anticipates that its liability for uncertain tax positions will be decreased by $1.1 million related to the expiration of certain statutes of limitation over the next 12 months.

The Company includes interest and penalties related to income tax liabilities in income tax expense. The Company recognized an income tax benefit of $0.2 million and $7.9 million and income tax expense of $0.6 million related to interest and penalties during the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017 and 2016, the Company’s accrued liability for interest and penalties related to income tax liabilities totaled $1.2 million and $1.4 million, respectively.

The Company is currently subject to U.S. Federal and various state income tax examinations for the tax years 2013 through 2016.

12.    Common and Common Equivalent Shares:

The calculation of shares used in the basic and diluted net income per share calculation for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Weighted average number of common shares outstanding	92,431	92,422	93,077
Weighted average number of dilutive common share equivalents	527	687	883

Weighted average number of common and common equivalent shares outstanding	92,958	93,109	93,960

Antidilutive securities not included in the diluted net income per common share calculation	107	2	—

13.    Stock Incentive Plans and Stock Purchase Plans:

The Company’s Amended and Restated 2008 Incentive Compensation Plan, as amended (the “Amended and Restated 2008 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property.

Under the Amended and Restated 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards generally vest upon the satisfaction of specified performance-based conditions or service-based conditions. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. At December 31, 2017, the Company had 3.4 million shares available for future grants and awards under its Amended and Restated 2008 Incentive Plan.

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

Each of the ESPP and the SPP provide for the issuance of an of aggregate 2.6 million shares of the Company’s common stock less the number of shares of common stock purchased under the other plan. The Company recognizes stock-based compensation expense for the discount received by participating employees and non-employee service providers. During the year ended December 31, 2017, 0.4 million shares were issued under the ESPP and SPP. At December 31, 2017, the Company had 1.9 million shares in aggregate reserved for issuance under the ESPP and SPP.

The Company recognized $29.6 million, $34.0 million and $32.1 million of stock-based compensation expense related to its stock incentive plans, the ESPP and the SPP during the years ended December 31, 2017, 2016 and 2015, respectively.

The activity related to the Company’s restricted stock and deferred stock awards and the corresponding weighted average grant-date fair values for the year ended December 31, 2017 are as follows:

	Number of Shares	Weighted Average Fair Value
Non-vested shares at January 1, 2017	946,329	$66.98
Awarded	637,529	$54.22
Forfeited	(91,730)	$64.82
Vested	(451,094)	$65.00

Non-vested shares at December 31, 2017	1,041,034	$60.21

The aggregate fair value of the restricted and deferred stock that vested during the years ended December 31, 2017, 2016 and 2015 was $29.3 million, $29.8 million and $31.6 million, respectively.

The weighted average grant-date fair value of restricted and deferred stock awards that were granted during the years ended December 31, 2017, 2016 and 2015 was $54.22, $67.90 and $70.44, respectively.

At December 31, 2017, the total stock-based compensation cost related to non-vested restricted and deferred stock remaining to be recognized as compensation expense over a weighted-average period of 1.6 years was $30.9 million.

The Company did not grant any stock options in 2017, 2016 or 2015, and all stock-based compensation cost related to stock options has been recognized. The activity and certain other information related to the Company’s outstanding stock option awards for the year ended December 31, 2017 are as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2017	410,286	$28.33
Exercised	(163,944)	$29.57		$5.5

Outstanding and exercisable at December 31, 2017	246,342	$27.51	1.5	$6.4

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $5.5 million, $6.8 million and $11.3 million, respectively.

There were no excess tax benefits recognized in additional paid-in capital due to the adoption of new accounting guidance on January 1, 2017 that requires excess tax benefits to be recognized in the income statement. The net excess tax benefit recognized in additional paid-in capital related primarily to stock options, restricted stock and deferred stock for the years ended December 31, 2016 and 2015 was $4.1 million and $11.6 million, respectively. The cash proceeds received from the exercise of stock options for the years ended December 31, 2017, 2016 and 2015 were $4.8 million, $4.7 million and $6.1 million, respectively.

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

During the year ended December 31, 2017, the Company repurchased 1.0 million shares of its common stock for $70.2 million, inclusive of 38,257 shares withheld to satisfy minimum statutory withholding obligations of $2.1 million in connection with the vesting of restricted stock.

In October 2014, the Company’s Board of Directors authorized the repurchase of up to $600.0 million of shares of the Company’s common stock in addition to its existing share repurchase program.

In December 2014, the Company entered into an uncollared accelerated share repurchase (“ASR”) agreement with an investment bank. Under the ASR agreement, the Company agreed to purchase $200.0 million of its common stock in total. On December 17, 2014, the Company paid a total of $200.0 million to an investment bank, which in turn delivered to the Company 2.5 million shares of the Company’s common stock in total based on the market price of a share of Company common stock on December 12, 2014. The payment was recorded as a reduction to the respective components of shareholders’ equity. The final number of shares of common stock that the Company may receive, or may be required to remit, upon settlement under the ASR agreement was to be based upon the average daily volume weighted-average price of the Company’s common stock during the term of the ASR agreement, less a negotiated discount. The ASR agreement was funded by borrowings under the Company’s Credit Agreement discussed in Note 10. Final settlement of the ASR occurred in July 2015 with the delivery to the Company of 0.3 million additional shares of common stock. The final number of shares of common stock that the Company received was based upon the average daily volume weighted-average price of the Company’s common stock during the term of the ASR agreement, less a negotiated discount.

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

15.    Retirement Plans:

The Company maintains six qualified contributory savings plans as allowed under Section 401(k) of the Internal Revenue Code and Section 1165(e) of the Puerto Rico Income Tax Act of 1954 (the “401(k) Plans”). The 401(k) Plans permit participant contributions and allow elective and, in certain situations, non-elective Company contributions based on each participant’s contribution or a specified percentage of eligible wages. Participants may defer a percentage of their annual compensation subject to the limits defined in the 401(k) Plans. The Company recorded expense of $50.7 million, $45.2 million and $39.7 million for the years ended December 31, 2017, 2016 and 2015, respectively, primarily related to the 401(k) Plans.

16.    Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its common stock. The Company has not included an accrual for these matters as of December 31, 2017 in its Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

The Company leases space for its regional, medical and business offices, storage space and temporary housing of medical staff. The Company also leases an aircraft. Rent expense for the years ended December 31, 2017, 2016 and 2015 was $42.6 million, $38.0 million and $31.6 million, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2017 are as follows (in thousands):

2018	$34,337
2019	24,178
2020	16,633
2021	12,065
2022	8,125
Thereafter	9,934

$105,272

17.    Selected Quarterly Financial Information (Unaudited):

The following tables set forth a summary of the Company’s selected quarterly financial information for each of the four quarters ended December 31, 2017 and 2016 (in thousands, except for per share data):

	2017 Quarters
	First	Second	Third	Fourth
Net revenue	$835,597	$842,944	$868,951	$910,820

Operating expenses:
Practice salaries and benefits	572,385	561,418	586,476	617,455
Practice supplies and other operating expenses	27,796	30,872	29,497	32,353
General and administrative expenses	103,765	103,015	101,430	108,895
Depreciation and amortization	25,614	25,735	25,116	26,414

Total operating expenses	729,560	721,040	742,519	785,117

Income from operations	106,037	121,904	126,432	125,703
Investment and other income	576	365	235	2,777
Interest expense	(17,752)	(18,535)	(18,428)	(19,844)
Equity (losses) in earnings of unconsolidated affiliate	797	689	(240)	(294)

Total non-operating expenses	(16,379)	(17,481)	(18,433)	(17,361)
Income before income taxes	89,658	104,423	107,999	108,342
Income tax (provision) benefit	(34,967)	(40,725)	(42,119)	27,761

Net income attributable to MEDNAX, Inc.	$54,691	$63,698	$65,880	$136,103

Per common and common equivalent share data (1):
Net income attributable to MEDNAX, Inc.:
Basic	$0.59	$0.69	$0.71	$1.47

Diluted	$0.59	$0.69	$0.71	$1.46

Weighted average common shares:
Basic	92,360	92,181	92,589	92,756

Diluted	93,143	92,812	92,881	93,159

(1)	Basic and diluted per share amounts are computed for each of the periods presented. Accordingly, the sum of the quarterly per share amounts may not agree with the full year amount.

	2016 Quarters
	First	Second	Third	Fourth
Net revenue	$752,624	$771,759	$828,006	$830,770

Operating expenses:
Practice salaries and benefits	491,811	484,625	521,832	532,952
Practice supplies and other operating expenses	27,046	26,992	31,641	32,737
General and administrative expenses	89,950	92,116	93,457	97,049
Depreciation and amortization	19,584	20,241	24,185	25,254

Total operating expenses	628,391	623,974	671,115	687,992

Income from operations	124,233	147,785	156,891	142,778
Investment and other income	618	410	221	770
Interest expense	(14,463)	(15,058)	(17,215)	(16,356)
Equity in earnings of unconsolidated affiliate	794	789	796	806

Total non-operating expenses	(13,051)	(13,859)	(16,198)	(14,780)
Income before income taxes	111,182	133,926	140,693	127,998
Income tax provision	(43,411)	(51,601)	(44,272)	(49,919)

Net income	67,771	82,325	96,421	78,079
Net loss attributable to noncontrolling interests	128	102	88	—

Net income attributable to MEDNAX, Inc.	$67,899	$82,427	$96,509	$78,079

Per common and common equivalent share data (2):
Net income attributable to MEDNAX, Inc.:
Basic	$0.74	$0.89	$1.04	$0.84

Diluted	$0.73	$0.89	$1.04	$0.84

Weighted average common shares:
Basic	92,269	92,182	92,604	92,728

Diluted	93,091	92,945	93,146	93,347

(2)	Basic and diluted per share amounts are computed for each of the periods presented. Accordingly, the sum of the quarterly per share amounts may not agree with the full year amount.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management has excluded four radiology physician practices from its assessment of internal control over financial reporting as of December 31, 2017 because they were acquired by the Company in purchase business combinations during 2017. The aggregate total assets and aggregate net revenue excluded from the Company’s assessment of internal control over financial reporting represent approximately 2% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.

The Company’s independent registered certified public accounting firm, PricewaterhouseCoopers LLP, has audited our internal control over financial reporting as of December 31, 2017 as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION.

On February 12, 2018, the Company, through a wholly-owned subsidiary, entered into an Employment Agreement with Vivian Lopez-Blanco, the Chief Financial Officer and Treasurer of the Company (the “Employment Agreement”). The Employment Agreement replaces Ms. Lopez-Blanco’s current employment agreement with a wholly-owned subsidiary of the Company, which employment agreement will expire by its terms on May 26, 2018 and will not be renewed.

Pursuant to the Employment Agreement, Ms. Lopez-Blanco will receive an annual base salary as determined by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) and will be eligible to receive an annual performance bonus in accordance with Compensation Committee-approved incentive programs, with a target bonus payment of at least 100% of her base salary. The Employment Agreement also provides for participation in customary benefit plans and the Company’s incentive compensation plans, as determined by the Compensation Committee.

Upon the termination of Ms. Lopez-Blanco’s employment for certain specified reasons, the Employment Agreement provides for severance payments of up to 18 months of Ms. Lopez-Blanco’s base salary plus, in certain cases, the payment of an amount equal to the greater of (x) the Average Annual Performance Bonus (as defined in the Employment Agreement) and (y) Ms. Lopez-Blanco’s bonus for the year immediately preceding her termination, and the continuation of certain fringe benefits for specified periods. In addition, depending on the basis for Ms. Lopez-Blanco’s termination, all equity awards granted to her by the Company prior to such termination will continue to vest until fully vested and, in certain termination events following a change in control of the Company, will be accelerated to become fully vested and payable.

The Employment Agreement provides for customary protections of the Company’s confidential information and intellectual property and that Ms. Lopez-Blanco will not, during the term of her employment and for a period of 18 to 24 months thereafter, depending on the basis for termination, compete with the Company, hire away from or solicit to leave the Company its employees and independent contractors, or interfere in the Company’s relationships with its hospitals, other healthcare facilities, vendors, clients and other third parties.

The Employment Agreement has a three year term and is subject to automatic renewals for successive one year terms.

The foregoing description of the Employment Agreement is qualified in its entirety by reference to the terms of the Employment Agreement, a copy of which is attached to this Form 10-K as Exhibit 10.28 and is incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2018 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2018 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2017, with respect to shares of our common stock that may be issued under existing equity compensation plans, including our Amended and Restated 2008 Incentive Compensation Plan, as amended (“Amended and Restated 2008 Incentive Plan”), our 2004 Incentive Compensation Plan, as amended (“2004 Incentive Plan”), our ESPP and our SPP.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	246,342	(1)	$27.51	5,338,411	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	246,342		$27.51	5,338,411

(1)	All shares are issuable under the Amended and Restated 2008 Incentive Plan, as amended.
(2)	Under the Amended and Restated 2008 Incentive Plan, as amended, 3,400,093 shares remain available for future issuance, and under the ESPP and the SPP, an aggregate of 1,938,318 shares remain available for future issuance.

The remaining information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2018 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2018 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2018 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1)    Financial Statements

The information required by this Item is included in Item 8 of Part II of this Form 10-K.

(a)(2)    Financial Statement Schedule

The following financial statement schedule for the years ended December 31, 2017, 2016 and 2015, is included in this Form 10-K as set forth below (in thousands).

MEDNAX, INC.

Schedule II: Valuation and Qualifying Accounts

	Years Ended December 31,
	2017	2016	2015
Allowance for contractual adjustments and uncollectibles:
Balance at beginning of year	$1,224,366	$1,129,301	$848,767
Amount charged against operating revenue	8,285,317	7,464,030	6,389,195
Accounts receivable contractual adjustments and write-offs (net of recoveries)	(8,223,648)	(7,368,965)	(6,108,661)

Balance at end of year	$1,286,035	$1,224,366	$1,129,301

All other schedules have been omitted because they are not applicable, not required or the information is included elsewhere herein.

(a)(3) Exhibits

See Item 15(b) of this Form 10-K.

(b) Exhibits

2.1	Agreement and Plan of Merger, dated as of December 29, 2008, between MEDNAX, Inc., Pediatrix Medical Group, Inc. and PMG Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).

3.1	Composite Articles of Incorporation of MEDNAX, Inc. (incorporated by reference to Exhibit 3.1 to MEDNAX’s Annual Report on Form 10-K for the period ended December 31, 2013).

3.2	Amended and Restated By-laws of MEDNAX, Inc. (incorporated by reference to Exhibit 3.3 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).

10.1	Form of 5.25% Senior Notes due 2023 (incorporated by reference to Exhibit A of the First Supplemental Indenture filed as Exhibit 4.3 to MEDNAX’s Current Report on Form 8-K dated December 8, 2015).

10.2	Indenture, dated as of December 8, 2015, by and between MEDNAX, Inc. and U.S. Bank National Association, as Trustee. (incorporated by reference to Exhibit 4.2 to MEDNAX’s Current Report on Form 8-K dated December 8, 2015).

10.3	First Supplemental Indenture dated as of December 8, 2015 to Indenture, dated as of December 8, 2015, by and among MEDNAX, Inc., certain of its subsidiaries and U.S. Bank National Association, as Trustee. (incorporated by reference to Exhibit 4.3 to MEDNAX’s Current Report on Form 8-K dated December 8, 2015).

10.4+	Second Supplemental Indenture dated as of March 30, 2017 to Indenture, dated as of December 8, 2015, by and among MEDNAX, Inc., certain of its subsidiaries and U.S. Bank National Association, as Trustee.

10.5+	Third Supplemental Indenture dated as of November 9, 2017 to Indenture, dated as of December 8, 2015, by and among MEDNAX, Inc., certain of its subsidiaries and U.S. Bank National Association, as Trustee.

10.6	Credit Agreement, dated as of October 30, 2017, among MEDNAX, Inc., certain of its domestic subsidiaries from time to time party thereto as Guarantors, the Lender parties thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Bank of America, N.A., Fifth Third Bank, Mizuho Bank, Ltd., SunTrust Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Wells Fargo Bank, National Association as Syndication Agents, and BBVA Compass, Citizens Bank, N.A., PNC Bank, Regions Bank, and U.S. Bank National Association, as Senior Documentation Agents and BB&T as Documentation Agent. JPMorgan Chase Bank, N.A, Fifth Third Bank, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mizuho Bank, Ltd., SunTrust Robinson Humphrey, Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Wells Fargo Securities, LLC, acted as Joint Lead Arrangers and Joint Bookrunners. (incorporated by reference to Exhibit 10.1 to MEDNAX’s Quarterly Report on Form 10-Q for the period ended September 30, 2017).

10.7	Amended and Restated Stock Option Plan of Pediatrix dated as of June 4, 2003 (incorporated by reference to Exhibit 10.5 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).*

10.8	First Amendment, dated December 29, 2008, to Pediatrix Medical Group, Inc. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.7 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.9	Amended and Restated MEDNAX, Inc. 1996 Non-Qualified Employee Stock Purchase Plan (incorporated by reference to Exhibit A to MEDNAX’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on September 18, 2015).*

10.10	2015 Non-Qualified Stock Purchase Plan of MEDNAX, Inc., dated September 14, 2015 (incorporated by reference to Exhibit B to MEDNAX’s Proxy Statement dated September 18, 2015).*

10.11	Executive Non-Qualified Deferred Compensation Plan of Pediatrix, dated October 13, 1997 (incorporated by reference to Exhibit 10.35 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 1998).*

10.12	Amended and Restated Thrift and Profit Sharing Plan of Pediatrix (incorporated by reference to Exhibit 4.5 to Pediatrix’s Registration Statement on Form S-8 (Registration No. 333-101222)).*

10.13	Pediatrix Medical Group of Puerto Rico Thrift and Profit Sharing Plan (incorporated by reference to Exhibit 4.3 to Pediatrix’s Registration Statement on Form S-8 dated December 9, 2004).*

10.14	Pediatrix Medical Group, Inc. 2004 Incentive Compensation Plan (incorporated by reference to Exhibit A of Pediatrix’s Proxy Statement on Schedule 14A dated April 9, 2004).*

10.15	Second Amendment, dated December 29, 2008, to Pediatrix Medical Group, Inc. 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.8 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.16	MEDNAX, Inc. Amended and Restated 2008 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to MEDNAX’s Current Report on Form 8-K dated February 19, 2014).*

10.17	Pediatrix Medical Group, Inc. Form of Stock Option Agreement for Stock Options Awarded Under the Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.3 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.18	Pediatrix Medical Group, Inc. Form of Incentive Stock Option Agreement for Incentive Stock Options Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.19	Pediatrix Medical Group, Inc. Form of Non-Qualified Stock Option Agreement for Non-Qualified Stock Options Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.20	Pediatrix Medical Group, Inc. Form of Restricted Stock Agreement for Restricted Stock Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.21	MEDNAX, Inc. Form of Non-Qualified Stock Option Agreement for Non-Qualified Stock Options Awarded Under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.17 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.22	MEDNAX, Inc. Form of Restricted Stock Agreement for Restricted Stock Awarded Under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.18 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.23	Employment Agreement, dated August 7, 2011, by and between MEDNAX Services, Inc. and Roger J. Medel, M.D. (incorporated by reference to Exhibit 10.1 to MEDNAX’s Current Report on Form 8-K dated August 10, 2011).*

10.24	First Amendment to Employment Agreement, dated October 4, 2017, by and between MEDNAX Services, Inc. and Roger J. Medel, M.D. (incorporated by reference to Exhibit 10.1 to MEDNAX’s Current Report on Form 8-K dated October 4, 2017).*

10.25	Employment Agreement, dated August 20, 2008, by and between Pediatrix Medical Group, Inc. and Joseph M. Calabro (incorporated by reference to Exhibit 10.2 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).*

10.26	Amendment Agreement, dated December 29, 2008, between MEDNAX, Inc., Pediatrix Medical Group, Inc. and Joseph M. Calabro (incorporated by reference to Exhibit 10.3 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.27	Employment Agreement, dated February 24, 2010, by and between MEDNAX Services, Inc. and Vivian Lopez-Blanco (incorporated by reference to Exhibit 10.28 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.28+	Employment Agreement, dated February 12, 2018, by and between MEDNAX Services, Inc. and Vivian Lopez-Blanco.*

10.29+	Employment Agreement, dated February 12, 2018, by and between MEDNAX Services, Inc. and Dominic J. Andreano.*

10.30+	Employment Agreement, dated February 12, 2018, by and between MEDNAX Services, Inc. and David A. Clark.*

10.31	Restricted Shares Units Agreement for Roger J. Medel, M.D. dated August 7, 2011 (incorporated by reference to Exhibit 10.2 to MEDNAX’s Current Report on Form 8-K dated August 10, 2011).*

10.32	Form of Indemnification Agreement between Pediatrix and each of its directors and executive officers. (incorporated by reference to Exhibit 10.6 to Pediatrix’s Annual Report on Form 10-K for the year ended December 31, 2003).*

10.33	Form of Exclusive Management and Administrative Services Agreement with affiliated professional contractors (incorporated by reference to Exhibit 10.31 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2011).

21.1+	Subsidiaries of the Registrant.

23.1+	Consent of PricewaterhouseCoopers LLP.

31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contracts or compensation plans, contracts or arrangements.
+	Filed herewith

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDNAX, INC.

Date: February 14, 2018	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger J. Medel, M.D. Roger J. Medel, M.D.	Chief Executive Officer (Principal Executive Officer)	February 14, 2018

/s/ Vivian Lopez-Blanco Vivian Lopez-Blanco	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 14, 2018

/s/ John C. Pepia John C. Pepia	Chief Accounting Officer (Principal Accounting Officer)	February 14, 2018

/s/ Cesar L. Alvarez Cesar L. Alvarez	Director and Chairman of the Board	February 14, 2018

/s/ Manuel Kadre Manuel Kadre	Lead Independent Director	February 14, 2018

/s/ Karey D. Barker Karey D. Barker	Director	February 14, 2018

/s/ Waldemar A. Carlo, M.D. Waldemar A. Carlo, M.D.	Director	February 14, 2018

/s/ Michael B. Fernandez Michael B. Fernandez	Director	February 14, 2018

/s/ Paul G. Gabos Paul G. Gabos	Director	February 14, 2018

/s/ Pascal J. Goldschmidt, M.D. Pascal J. Goldschmidt, M.D.	Director	February 14, 2018

/s/ Donna E. Shalala, Ph.D. Donna E. Shalala, Ph.D.	Director	February 14, 2018

/s/ Enrique J. Sosa, Ph.D. Enrique J. Sosa, Ph.D.	Director	February 14, 2018