Form 10-Q
period 2018-03-31
MEDNAX, INC.
filed 2018-05-04
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

On May 1, 2018, the registrant had outstanding 94,495,182 shares of Common Stock, par value $.01 per share.

MEDNAX, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDNAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$40,939	$60,200
Short-term investments	10,844	10,292
Accounts receivable, net	542,609	503,999
Prepaid expenses	11,691	15,584
Other current assets	16,592	37,160

Total current assets	622,675	627,235
Restricted cash	20,000	20,000
Investments	90,299	80,682
Property and equipment, net	127,055	123,536
Goodwill	4,301,508	4,283,963
Intangible assets, net	629,308	639,928
Other assets	92,229	91,934

Total assets	$5,883,074	$5,867,278

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$302,565	$438,017
Current portion of long-term debt and capital lease obligations	1,131	1,401
Income taxes payable	53,293	92,007

Total current liabilities	356,989	531,425
Line of credit	1,224,000	1,110,500
Long-term debt and capital lease obligations, net	741,268	740,923
Long-term professional liabilities	212,907	212,274
Deferred income taxes	147,893	147,797
Other liabilities	56,529	57,905

Total liabilities	2,739,586	2,800,824

Commitments and contingencies

Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000 shares authorized; 94,388 and 93,721 shares issued and outstanding, respectively	944	937
Additional paid-in capital	1,030,927	1,017,328
Retained earnings	2,111,617	2,048,189

Total shareholders’ equity	3,143,488	3,066,454

Total liabilities and shareholders’ equity	$5,883,074	$5,867,278

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net revenue	$901,857	$835,597

Operating expenses:
Practice salaries and benefits	631,830	572,385
Practice supplies and other operating expenses	30,655	27,796
General and administrative expenses	108,776	103,765
Depreciation and amortization	26,163	25,614

Total operating expenses	797,424	729,560

Income from operations	104,433	106,037
Investment and other income	1,464	576
Interest expense	(19,935)	(17,752)
Equity in earnings of unconsolidated affiliates	1,525	797

Total non-operating expenses	(16,946)	(16,379)

Income before income taxes	87,487	89,658
Income tax provision	(24,059)	(34,967)

Net income	$63,428	$54,691

Per common and common equivalent share data:

Net income:
Basic	$0.68	$0.59

Diluted	$0.68	$0.59

Weighted average common shares:
Basic	92,859	92,360

Diluted	93,505	93,143

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$63,428	$54,691
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	26,163	25,614
Amortization of premiums, discounts and issuance costs	1,089	1,383
Stock-based compensation expense	9,875	7,536
Deferred income taxes	45	2,184
Other	(1,216)	(2,756)
Changes in assets and liabilities:
Accounts receivable	(38,610)	11,078
Prepaid expenses and other current assets	961	3,142
Other long-term assets	(517)	(2,357)
Accounts payable and accrued expenses	(136,308)	(151,867)
Income taxes payable	(38,785)	28,979
Payments of contingent consideration liabilities	(65)	(44)
Long-term professional liabilities	(643)	(1,505)
Other liabilities	949	2,159

Net cash used in operating activities	(113,634)	(21,763)

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(21,975)	(110,945)
Purchases of investments	(14,039)	(12,405)
Proceeds from maturities of investments	3,500	3,870
Purchases of property and equipment	(12,426)	(11,730)
Proceeds from sale of controlling interest in assets	22,764	—
Other	—	3,750

Net cash used in investing activities	(22,176)	(127,460)

Cash flows from financing activities:
Borrowings on credit agreement	506,000	536,500
Payments on credit agreement	(392,500)	(340,000)
Payments of contingent consideration liabilities	(367)	(416)
Payments on capital lease obligations	(315)	(577)
Proceeds from issuance of common stock	3,731	7,077
Contribution from noncontrolling interest	—	894
Repurchases of common stock	—	(68,114)

Net cash provided from financing activities	116,549	135,364

Net decrease in cash and cash equivalents	(19,261)	(13,859)
Cash, cash equivalents and restricted cash at beginning of period	80,200	55,698

Cash, cash equivalents and restricted cash at end of period	$60,939	$41,839

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

The Company is a party to a joint venture in which it owns a 37.5% economic interest. In January 2018, the Company entered into an additional joint venture in which it owns a 49.0% economic interest. The Company accounts for these joint ventures under the equity method of accounting because the Company exercises significant influence over, but does not control, these entities. See Note 5 for more information regarding the January 2018 joint venture.

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

Recently Adopted Accounting Pronouncements

In May 2014, the accounting guidance related to revenue recognition was amended to outline a single, comprehensive model for accounting for revenue from contracts with customers. The core principle of the new accounting guidance is to require an entity to recognize as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods or services as it transfers control to its customers. The guidance became effective for the Company on January 1, 2018 and was adopted on a full retrospective basis. The primary change for healthcare providers under the new guidance is the requirement to report the allowance for uncollectibles associated with patient responsibility amounts as a reduction in net revenue as opposed to bad debt expense, a component of operating expenses. The Company has historically included the allowance for uncollectibles associated with patient responsibility amounts with its allowance for contractual adjustments as a reduction in net revenue as such amounts are not material. Accordingly, the adoption of this guidance did not have an impact on our Consolidated Financial Statements, other than increased financial statement disclosures. The guidance requires increased disclosures, including qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. See Note 4 for more information.

New Accounting Pronouncements

In February 2016, the accounting guidance related to leases was issued that will require an entity to recognize leased assets and the rights and obligations created by those leased assets on the balance sheet and to disclose key information about the entity’s leasing arrangements. This guidance will become effective for the Company on January 1, 2019, with early adoption permitted. The Company expects that the adoption of this guidance will have a material impact on its Consolidated Balance Sheets and related disclosures, resulting from the recognition of significant right of use assets and related liabilities primarily related to its operating lease arrangements for space in hospitals and certain other facilities for its business and medical offices. The Company has completed the review of its existing lease portfolio and is accumulating all of the necessary information required to properly account for leases under the new guidance. The Company has selected a software application, inclusive of a lease administration module and an accounting module, and has begun the implementation process. The Company is in the process of designing workflows, business processes and internal controls surrounding the lease accounting process in order to meet the reporting and disclosure requirements. The Company’s implementation and continued evaluation of this new guidance and its impacts are expected to continue through the third quarter of 2018.

2.    Cash Equivalents and Investments:

As of March 31, 2018 and December 31, 2017, the Company’s cash equivalents consisted entirely of money market funds totaling $4.9 million and $9.2 million, respectively.

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

Investments held at March 31, 2018 and December 31, 2017 are summarized as follows (in thousands):

	March 31, 2018		December 31, 2017
	Short-Term	Long-Term	Short-Term	Long-Term
Municipal debt securities	$8,614	$49,841	$8,312	$46,195
Federal home loan securities	1,250	35,793	1,000	30,322
Certificates of deposit	980	4,665	980	4,165

	$10,844	$90,299	$10,292	$80,682

Contractual maturities of long-term investments are summarized as follows (in thousands):

	March 31, 2018	December 31, 2017
Due after one year through five years	$89,299	$78,561
Due after five years through six years	1,000	2,121

	$90,299	$80,682

3.    Fair Value Measurements:

In accordance with the accounting guidance for fair value measurements and disclosures, the Company carries its money market funds included in cash and cash equivalents at fair value. In accordance with the three-tier fair value hierarchy under this guidance, the Company determined the fair value using quoted market prices, a Level 1 input as defined under the accounting guidance for fair value measurements. At March 31, 2018 and December 31, 2017, the Company’s money market funds had a carrying amount of $4.9 million and $9.2 million, respectively.

The Company also carries the cash surrender value of life insurance related to its deferred compensation arrangements at fair value. The investments underlying the life insurance contracts consist primarily of exchange-traded equity securities and mutual funds with quoted prices in active markets. In accordance with the three-tier fair value hierarchy, the Company determined the fair value using the cash surrender value of the life insurance, a Level 2 input as defined under the accounting guidance for fair value measurements. At March 31, 2018 and December 31, 2017, the Company’s cash surrender value of life insurance had a carrying amount of $15.6 million.

In addition, the Company carries its contingent consideration liabilities related to acquisitions at fair value. In accordance with the three-tier fair value hierarchy, the Company determined the fair value of its contingent consideration liabilities using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3, or unobservable inputs as defined under the accounting guidance for fair value measurements. At March 31, 2018 and December 31, 2017, the Company’s contingent consideration liabilities had a fair value of $30.3 million and $30.5 million, respectively.

The carrying amounts of cash equivalents, short-term investments, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments. The carrying values of long-term investments, line of credit and capital lease obligations approximate fair value. If the Company’s investments were measured at fair value, they would be categorized as Level 2 in the fair value hierarchy. If the Company’s line of credit was measured at fair value, it would be categorized as Level 2 in the fair value hierarchy. The estimated fair value of the Company’s 5.25% senior unsecured notes due 2023 was $753.8 million and $763.1 million, at March 31, 2018 and December 31, 2017, respectively, and was estimated using trading prices on such dates as Level 2 inputs to estimate fair value.

4.     Accounts Receivable and Net Revenue:

Accounts receivable, net consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Gross accounts receivable	$1,937,265	$1,790,034
Allowance for contractual adjustments and uncollectibles	(1,394,656)	(1,286,035)

	$542,609	$503,999

Patient service revenue is recognized at the time services are provided by the Company’s affiliated physicians. The Company’s performance obligations related to the delivery of services to patients are satisfied at the time of service. Accordingly, there are no performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period with respect to patient service revenue. Almost all of the Company’s patient service revenue is reimbursed by government-sponsored healthcare programs and third-party insurance payors. Payments for services rendered to the Company’s patients are generally less than billed charges. The Company monitors its revenue and receivables from these sources and records an estimated contractual allowance to properly account for the anticipated differences between billed and reimbursed amounts.

Accordingly, patient service revenue is presented net of an estimated provision for contractual adjustments and uncollectibles. The Company estimates allowances for contractual adjustments and uncollectibles on accounts receivable based upon historical experience and other factors, including days sales outstanding (“DSO”) for accounts receivable, evaluation of expected adjustments and delinquency rates, past adjustments and collection experience in relation to amounts billed, an aging of accounts receivable, current contract and reimbursement terms, changes in payor mix and other relevant information. Contractual adjustments result from the difference between the physician rates for services performed and the reimbursements by government-sponsored healthcare programs and third-party insurance payors for such services.

Collection of patient service revenue the Company expects to receive is normally a function of providing complete and correct billing information to the government-sponsored healthcare programs and third-party insurance payors within the various filing deadlines and typically occurs within 30 to 60 days of billing.

Some of the Company’s hospital agreements require hospitals to pay the Company administrative fees. Some agreements provide for fees if the hospital does not generate sufficient patient volume in order to guarantee that the Company receives a specified minimum revenue level. The Company also receives fees from hospitals for administrative services performed by its affiliated physicians providing medical director or other services at the hospital.

In addition, the Company generates revenue through its management services organization for services rendered under various coding and billing contracts. Contract terms are specific to each customer and may include a combination of a flat fee for coding of medical charts, a fixed fee per patient visit as well as a percentage of cash collections received by the providers. Revenue for flat and fixed fee arrangements is recognized in the month the coding occurs or the patient visit occurs. Revenue for percentage fees are recognized in the month that cash is collected for customers from payors.

The following table summarizes the Company’s net revenue by category (in thousands):

	Three Months Ended March 31,
	2018	2017
Net patient service revenue	$756,374	$705,453
Hospital contract administrative fees	91,239	72,265
Management services and other	54,244	57,879

	$901,857	$835,597

The approximate percentage of net patient service revenue by type of payor was as follows:

	Three Months Ended March 31,
	2018	2017
Contracted managed care	70%	71%
Government	25	24
Other third-parties	4	4
Private-pay patients	1	1

	100%	100%

5.     Business Acquisitions, Joint Ventures and Goodwill:

During the three months ended March 31, 2018, the Company completed the acquisition of four physician group practices, including one radiology practice, one neonatology practice and two pediatric subspecialty practices. The acquisition-date fair value of the total consideration for the four acquisitions was $20.8 million. These acquisitions expanded the Company’s national network of physician practices. In connection with these acquisitions, the Company recorded goodwill of $14.1 million and other intangible assets consisting primarily of physician and hospital agreements of $6.7 million.

In addition, during the three months ended March 31, 2018, in connection with certain prior-period acquisitions, the Company paid $0.4 million for contingent consideration and $1.2 million for purchase consideration that had been held back pending satisfaction of certain conditions. All amounts except for the accretion recorded during 2018 were accrued as of December 31, 2017.

In connection with certain prior-period acquisitions, the Company also recorded a decrease in current assets of $0.7 million, a decrease in noncurrent assets of $1.4 million, a decrease in current liabilities of $0.1 million and an increase in noncurrent liabilities of $1.4 million, with a corresponding net increase in goodwill of $3.4 million for measurement-period adjustments resulting from the finalization of acquisition accounting. The Company expects that $17.0 million of the goodwill recorded during the three months ended March 31, 2018 will be deductible for tax purposes.

In January 2018, the Company completed the sale of a controlling interest and the contribution of remaining assets to a joint venture related to the $46.0 million of assets held for sale at December 31, 2017. The Company accounts for its 49.0% economic interest in the joint venture as an equity method investment. The investment in this joint venture is included in other assets as presented in the Company’s Condensed Consolidated Balance Sheet.

The Company’s management services reporting unit has experienced lower operating results than previously forecasted primarily due to a slower rate of new customer bookings and an increase in customer termination activity. The Company continues to believe that the fair value of the reporting unit exceeds the carrying value, and accordingly the goodwill assigned to the management services reporting unit is not impaired Although the Company believes that the current assumptions and estimates used in its goodwill analysis are reasonable, supportable and appropriate, continued efforts to maintain or improve the performance of this business could be impacted by unfavorable or unforeseen changes which could impact the existing assumptions used in the impairment analysis. Various factors could reasonably be expected to unfavorably impact existing assumptions, primarily delays in new customer bookings and the related delay in revenue from new customers, increases in customer termination activity or increases in operating costs. Accordingly, there can be no assurance that the estimates and assumptions made for the purposes of the goodwill impairment analysis will prove to be accurate predictions of future performance. The carrying value of the Company’s management services reporting unit included goodwill of $321.6 million as of March 31, 2018. The Company will continue to closely monitor the performance of the management services reporting unit. If an impairment loss is required in a future period, it could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of the Company’s securities.

6.    Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Accounts payable	$31,658	$34,632
Accrued salaries and bonuses	108,521	225,429
Accrued payroll taxes and benefits	56,832	75,672
Accrued professional liabilities	37,542	37,912
Accrued contingent consideration	8,461	6,259
Accrued interest	14,923	4,495
Other accrued expenses	44,628	53,618

	$302,565	$438,017

The net decrease in accrued salaries and bonuses of $116.9 million, from December 31, 2017 to March 31, 2018, is primarily due to the payment of performance-based incentive compensation, principally to the Company’s physicians, partially offset by performance-based incentive compensation accrued during the three months ended March 31, 2018. A majority of the Company’s payments for performance-based incentive compensation is paid annually during the first quarter.

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

The calculation of shares used in the basic and diluted net income per common share calculation for the three months ended March 31, 2018 and 2017 is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Weighted average number of common shares outstanding	92,859	92,360
Weighted average number of dilutive common share equivalents	646	783

Weighted average number of common and common equivalent shares outstanding	93,505	93,143

Antidilutive securities not included in the diluted net income per common share calculation	1	3

8.     Stock Incentive Plans and Stock Purchase Plans:

The Company’s Amended and Restated 2008 Incentive Compensation Plan, as amended (the “Amended and Restated 2008 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property.

Under the Amended and Restated 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards generally vest upon the satisfaction of specified performance-based conditions and service-based conditions. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the three months ended March 31, 2018, the Company changed the timing of its annual equity grants from June to March in order to align the timing with other compensation related activities and granted 588,279 shares of restricted stock to its employees and non-employee directors under the Amended and Restated 2008 Incentive Plan. At March 31, 2018, the Company had 2.3 million shares available for future grants and awards under its Amended and Restated 2008 Incentive Plan.

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

Each of the ESPP and the SPP provide for the issuance of an aggregate of 2.6 million shares of the Company’s common stock less the number of shares of common stock purchased under the other plan. The Company recognizes stock-based compensation expense for the discount received by participating employees and non-employee service providers. During the three months ended March 31, 2018, 70,940 shares in aggregate were issued under the ESPP and SPP. At March 31, 2018, the Company had approximately 1.9 million shares in aggregate reserved for issuance under the ESPP and SPP.

During the three months ended March 31, 2018 and 2017, the Company recognized stock-based compensation expense of $9.9 million and $7.5 million, respectively.

9.	Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its securities. The Company has not included an accrual for these matters as of March 31, 2018 in its Condensed Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

Overview

MEDNAX is a leading provider of physician services including newborn, anesthesia, maternal-fetal, radiology and teleradiology, pediatric cardiology and other pediatric subspecialty care. Our national network is comprised of affiliated physicians who provide clinical care in 39 states and Puerto Rico. Our affiliated physicians provide neonatal clinical care, primarily within hospital-based neonatal intensive care units, to babies born prematurely or with medical complications; anesthesia care to patients in connection with surgical and other procedures, as well as pain management; radiology services including diagnostic imaging and interventional radiology; and maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network also includes other pediatric subspecialists, including those who provide pediatric intensive care, pediatric cardiology care, hospital-based pediatric care, pediatric surgical care, pediatric ear, nose and throat, pediatric ophthalmology and pediatric urology services. MEDNAX also provides teleradiology services in all 50 states, the District of Columbia and Puerto Rico through a network of affiliated radiologists. In addition to our national physician network, we provide services nationwide to healthcare facilities and physicians, including ours, through complementary businesses, consisting of a management services organization focusing on full-service revenue cycle management and a consulting services company.

2018 Acquisition Activity

During the three months ended March 31, 2018, we completed the acquisitions of four physician group practices, including one radiology practice, one neonatology practice and two pediatric subspecialty practices. Based on our experience, we expect that we can improve the results of all of our acquired physician practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based upon the significant infrastructure that we have developed. In addition, we believe that we bring a unique value proposition to radiology physician groups, in that we can provide not only practice support, but also teleradiology capabilities that can enhance a physician group’s efficiency, provide subspecialty access and help them grow and remain competitive. We believe that radiology physician group practice physicians can complement the staffing needs for our teleradiology services business during certain times, such as nights and weekends, when the group practice physicians are not providing services at their practices. Our results of operations for the three months ended March 31, 2018 include the results for these four acquisitions from their respective dates of acquisition and therefore are not comparable in some respects to our results of operations for prior periods.

General Economic Conditions

Our operations and performance depend significantly on economic conditions. During the three months ended March 31, 2018, the percentage of our patient service revenue being reimbursed under government-sponsored or funded healthcare programs (the “GHC Programs”), increased as compared to the three months ended December 31, 2017 as well as to the three months ended March 31, 2017. We could experience additional shifts toward GHC Programs and patient volumes could decline if economic conditions deteriorate. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, due to the rising costs of managed care premiums and patient responsibility amounts, we may experience increased bad debt due to patients’ inability to pay for certain services.

Healthcare Reform

The Patient Protection and Affordable Care Act (the “ACA”) contains a number of provisions that have affected us and, absent amendment or repeal, may continue to affect us over the next several years. These provisions include the establishment of health insurance exchanges to facilitate the purchase of qualified health plans, expanded Medicaid eligibility, subsidized insurance premiums and additional requirements and incentives for businesses to provide healthcare benefits. Other provisions have expanded the scope and reach of the Federal Civil False Claims Act (“FCA”) and other healthcare fraud and abuse laws. Moreover, we could be affected by potential changes to various aspects of the ACA, including subsidies, healthcare insurance marketplaces and Medicaid expansion.

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

Medicaid Expansion

The ACA also allows states to expand their Medicaid programs through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historic eligibility levels to 133% of the federal poverty level. To date, 32 states and the District of Columbia have expanded Medicaid eligibility to cover this additional low income patient population, and other states are considering expansion. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household income is at or below 133% of the federal poverty level.

Medicare Sequestration

The Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012, required across-the-board cuts (“sequestrations”) to Medicare reimbursement rates. These annual reductions of 2%, on average, apply to mandatory and discretionary spending through 2025. Unless Congress takes action in the future to modify these sequestrations, Medicare reimbursements will be reduced by 2%, on average, annually. However, this reduction in Medicare reimbursement rates is not expected to have a material adverse effect on our business, financial condition, results of operations, cash flows or the trading price of our securities.

Non-GAAP Measures

In our analysis of our results of operations, we use certain non-GAAP financial measures. Earnings before interest, taxes and depreciation and amortization (“EBITDA”) consists of net income before interest expense, income tax provision and depreciation and amortization. Prior to the fourth quarter of 2017, the Company had included immaterial investment and other income and equity in earnings of unconsolidated affiliates as a component of the interest expense adjustment within EBITDA. Beginning with the fourth quarter of 2017, the Company began excluding these items such that the interest expense adjustment represents only interest expense and has conformed its historical EBITDA calculations with the current presentation. Adjusted earnings per common share (“Adjusted EPS”) consists of diluted net income per common and common equivalent share adjusted for amortization expense and stock-based compensation expense.

We believe these measures, in addition to income from operations, net income and diluted net income per common and common equivalent share, provide investors with useful supplemental information to compare and understand our underlying business trends and performance across reporting periods on a consistent basis. These measures should be considered a supplement to, and not a substitute for, financial performance measures determined in accordance with GAAP. In addition, since these non-GAAP measures are not determined in accordance with GAAP, they are susceptible to varying calculations and may not be comparable to other similarly titled measures of other companies.

For a reconciliation of each of EBITDA and Adjusted EPS to the most directly comparable GAAP measures for the three months ended March 31, 2018 and 2017, refer to the tables below (in thousands, except per share data). In addition, historical reconciliations of EBITDA and Adjusted EPS are available on our Internet website at www.mednax.com under the Investors tab. Our Internet website and the information contained therein or connected thereto are not incorporated into or deemed a part of this Form 10-Q.

	Three Months Ended March 31,
	2018	2017
Net income	$63,428	$54,691
Interest expense	19,935	17,752
Income tax provision	24,059	34,967
Depreciation and amortization	26,163	25,614

EBITDA	$133,585	$133,024

	Three Months Ended March 31,
	2018		2017
Weighted average diluted shares outstanding	93,505		93,143
Net income and diluted net income per share	$63,428	$0.68	$54,691	$0.59
Adjustments:
Amortization (net of tax of $4,764 and $6,843)	12,560	0.13	10,704	0.11
Stock-based compensation (net of tax of $2,715 and $2,939)	7,160	0.08	4,597	0.05

Adjusted net income and diluted EPS	$83,148	$0.89	$69,992	$0.75

Results of Operations

Three Months Ended March 31, 2018 as Compared to Three Months Ended March 31, 2017

Our net revenue increased $66.3 million, or 7.9%, to $901.9 million for the three months ended March 31, 2018, as compared to $835.6 million for the same period in 2017. Of this $66.3 million increase, $37.8 million, or 4.4%, was attributable to revenue generated from acquisitions completed after December 31, 2016 and $28.5 million, or 3.5%, was attributable to an increase in same-unit net revenue. Same units are those units at which we provided services for the entire current period and the entire comparable period. The increase in same-unit net revenue was comprised of a net increase of $16.9 million, or 2.1%, from net reimbursement-related factors and an increase of $11.6 million, or 1.4%, related to patient service volumes. The net increase in revenue of $16.9 million related to net reimbursement-related factors was primarily due to modest improvements in managed care contracting and an increase in the administrative fees received from our hospital partners, partially offset by a decrease in revenue caused by an increase in the percentage of our patients enrolled in GHC Programs. The increase in revenue of $11.6 million from patient service volumes was related to growth across almost all of our services.

Practice salaries and benefits increased $59.4 million, or 10.4%, to $631.8 million for the three months ended March 31, 2018, as compared to $572.4 million for the same period in 2017. This $59.4 million increase was primarily attributable to increased costs associated with physicians and other staff to support organic-growth initiatives, acquisition-related growth and growth at our existing units, of which $46.7 million was related to salaries and $12.7 million was related to benefits and incentive compensation. We anticipate that we will continue to experience a higher rate of growth in clinician compensation expense at our existing units over historic averages, which could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our securities.

Practice supplies and other operating expenses increased $2.9 million, or 10.3%, to $30.7 million for the three months ended March 31, 2018, as compared to $27.8 million for the same period in 2017. The increase was primarily attributable to practice supply, rent and other costs related to our acquisitions, partially offset by decreases at our existing units.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician practices and services, as well as those attributable to our non-physician service businesses. General and administrative expenses increased $5.0 million, or 4.8%, to $108.8 million for the three months ended March 31, 2018, as compared to $103.8 million for the same period in 2017. The net increase of $5.0 million is primarily attributable to the overall growth of the Company. Included within general and administrative expenses was an increase of $2.2 million of stock-based compensation expense primarily resulting from the change in timing of our annual equity grants from June to March in order to align the timing with other compensation related activities and a decrease of approximately $5.0 million in cost improvement as part of our corporate initiative. General and administrative expenses as a percentage of net revenue was 12.1% for the three months ended March 31, 2018, as compared to 12.4% for the same period in 2017.

Depreciation and amortization expense increased $0.6 million, or 2.1%, to $26.2 million for the three months ended March 31, 2018, as compared to $25.6 million for the same period in 2017. The increase was primarily attributable to the amortization of intangible assets related to acquisitions.

Income from operations decreased $1.6 million, or 1.5%, to $104.4 million for the three months ended March 31, 2018, as compared to $106.0 million for the same period in 2017. Our operating margin was 11.6% for the three months ended March 31, 2018, as compared to 12.7% for the same period in 2017. The decrease of 111 basis points was primarily due to higher operating expense growth as compared to revenue growth.

Net non-operating expenses were $16.9 million for the three months ended March 31, 2018, as compared to $16.4 million for the same period in 2017. The net increase in non-operating expenses was primarily related to an increase in interest expense due to higher average interest rates on slightly higher outstanding borrowings under our credit agreement (the “Credit Agreement”).

Our effective income tax rate was 27.5% and 39.0% for the three months ended March 31, 2018 and 2017, respectively. The decrease in our effective tax rate is related to the reduction in the corporate tax rate enacted under the Tax Cuts and Jobs Act of 2017.

Net income was $63.4 million for the three months ended March 31, 2018, as compared to $54.7 million for the same period in 2017. EBITDA was $133.6 million for the three months ended March 31, 2018, as compared to $133.0 million for the same period in 2017.

Diluted net income per common and common equivalent share was $0.68 on weighted average shares outstanding of 93.5 million for the three months ended March 31, 2018, as compared to $0.59 on weighted average shares outstanding of 93.1 million for the same period in 2017. Adjusted EPS was $0.89 for the three months ended March 31, 2018, as compared to $0.75 for the same period in 2017.

Liquidity and Capital Resources

As of March 31, 2018, we had $40.9 million of cash and cash equivalents on hand as compared to $60.2 million at December 31, 2017. Additionally, we had working capital of $265.7 million at March 31, 2018, an increase of $169.9 million from working capital of $95.8 million at December 31, 2017. This net increase in working capital is primarily due to net borrowings on our Credit Agreement and year-to-date earnings, partially offset by the use of funds for acquisitions.

Cash Flows

Cash (used in) provided by operating, investing and financing activities is summarized as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Operating activities	$(113,634)	$(21,763)
Investing activities	(22,176)	(127,460)
Financing activities	116,549	135,364

Operating Activities

During the three months ended March 31, 2018, our net cash used in operating activities was $113.6 million, compared to cash used of $21.8 million for the same period in 2017. The net increase in cash used of $91.8 million was primarily due to a decrease in cash flow from income taxes payable resulting from tax payments made in the first quarter of 2018 for 2017 taxes that were deferred by the Internal Revenue Service for companies impacted by the 2017 hurricanes and a decrease in cash flow resulting from increases in accounts receivable, partially offset by an increase in cash flow related to changes in the components of our accounts payable and accrued expenses.

During the three months ended March 31, 2018, cash flow from accounts receivable decreased by $38.6 million, as compared to an $11.1 million increase for the same period in 2017. The decrease in cash flow from accounts receivable for the three months ended March 31, 2018 was primarily due to increased ending accounts receivable balances at existing units. These higher balances were primarily due to the implementation of revenue cycle management optimization initiatives that resulted in a temporary buildup of accounts receivable as certain activities were being transitioned to the new processes.

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO was 54.2 days at March 31, 2018 as compared to 50.9 days at December 31, 2017. The increase in our DSO primarily related to the increases in our accounts receivable balances at existing units.

Investing Activities

During the three months ended March 31, 2018, our net cash used in investing activities of $22.2 million primarily included acquisition payments of $22.0 million, capital expenditures of $12.4 million and net purchases of $10.5 million related to the purchase and maturity of investments, partially offset by proceeds of $22.8 million related to the sale of the controlling interest in a group of assets to a third party.

Financing Activities

During the three months ended March 31, 2018, our net cash provided from financing activities of $116.5 million consisted primarily of net borrowings on our Credit Agreement of $113.5 million and proceeds of $3.7 million from the exercise of employee stock options and the issuance of common stock under our 1996 Non-Qualified Employee Stock Purchase Plan, as amended, and 2015 Non-Qualified Stock Purchase Plan.

Liquidity

Our Credit Agreement provides for a $2.0 billion unsecured revolving credit facility and includes a $37.5 million sub-facility for the issuance of letters of credit. The Credit Agreement matures on October 31, 2022 and is guaranteed by substantially all of our subsidiaries and affiliated professional contractors. At our option, borrowings under the Credit Agreement will bear interest at (i) the alternate base rate (defined as the higher of (a) the prime rate, (b) the Federal Funds Rate plus 1/2 of 1.00% and (c) LIBOR for an interest period of one month plus 1.00%) plus an applicable margin rate ranging from 0.125% to 0.750% based on our consolidated leverage ratio or (ii) the LIBOR rate plus an applicable margin rate ranging from 1.125% to 1.750% based on our consolidated leverage ratio. The Credit Agreement also calls for other customary fees and charges, including an unused commitment fee ranging from 0.150% to 0.300% of the unused lending commitments, based on our consolidated leverage ratio. The Credit Agreement contains customary covenants and restrictions, including covenants that require us to maintain a minimum interest charge ratio, not to exceed a specified consolidated leverage ratio and to comply with laws, and restrictions on the ability to pay dividends and make certain other distributions, as specified therein. Failure to comply with these covenants would constitute an event of default under the Credit Agreement, notwithstanding the ability of the company to meet its debt service obligations. The Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement.

At March 31, 2018, we had an outstanding principal balance of $1.2 billion on our Credit Agreement. We also had outstanding letters of credit of $0.2 million which reduced the amount available on our Credit Agreement to $775.8 million at March 31, 2018.

At March 31, 2018, the outstanding principal balance on our 5.25% senior unsecured notes due 2023 (the “2023 Senior Notes”) was $750.0 million. Our obligations under the 2023 Senior Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee the Credit Agreement. Interest on the 2023 Senior Notes accrues at the rate of 5.25% per annum, or $39.4 million, and is payable semi-annually in arrears on June 1 and December 1.

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

At March 31, 2018, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under our Credit Agreement and the 2023 Senior Notes. We believe we will be in compliance with these covenants throughout 2018.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at March 31, 2018 was $250.5 million, of which $37.5 million is classified as a current liability within accounts payable and accrued expenses in the Condensed Consolidated Balance Sheet. In addition, there is a corresponding insurance receivable of $16.7 million recorded as a component of other assets for certain professional liability claims that are covered by insurance policies.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our Credit Agreement, will be sufficient to finance our working capital requirements, fund anticipated acquisitions and capital expenditures, fund our share repurchase programs and meet our contractual obligations for at least the next 12 months from the date of issuance of this Form 10-Q.

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

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We intend to manage interest rate risk through the use of a combination of fixed rate and variable rate debt. We borrow under our Credit Agreement at various interest rate options based on the Alternate Base Rate or LIBOR rate depending on certain financial ratios. At March 31, 2018, the outstanding principal balance on our Credit Agreement was $1.2 billion. Considering the total outstanding balance of $1.2 billion, a 1.0% change in interest rates would result in an impact to income before income taxes of approximately $12.0 million per year.

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

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MEDNAX, INC.

Date: May 4, 2018	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2018	By:	/s/ Vivian Lopez-Blanco
Vivian Lopez-Blanco
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 4, 2018	By:	/s/ John C. Pepia
John C. Pepia
Chief Accounting Officer
(Principal Accounting Officer)