Form 10-Q
period 2018-06-30
MEDNAX, INC.
filed 2018-08-02
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

On July 27, 2018, the registrant had outstanding 93,466,848 shares of Common Stock, par value $.01 per share.

MEDNAX, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDNAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$38,056	$60,200
Restricted cash	19,000	—
Short-term investments	9,902	10,292
Accounts receivable, net	527,997	503,999
Prepaid expenses	15,752	15,584
Other current assets	14,223	37,160

Total current assets	624,930	627,235
Restricted cash	1,000	20,000
Investments	90,186	80,682
Property and equipment, net	131,922	123,536
Goodwill	4,304,740	4,283,963
Intangible assets, net	614,226	639,928
Other assets	92,634	91,934

Total assets	$5,859,638	$5,867,278

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$358,255	$438,017
Current portion of long-term debt and capital lease obligations	860	1,401
Income taxes payable	52,098	92,007

Total current liabilities	411,213	531,425
Line of credit	1,149,500	1,110,500
Long-term debt and capital lease obligations, net	741,612	740,923
Long-term professional liabilities	207,687	212,274
Deferred income taxes	126,505	147,797
Other liabilities	36,199	57,905

Total liabilities	2,672,716	2,800,824

Commitments and contingencies

Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000 shares authorized; 93,374 and 93,721 shares issued and outstanding, respectively	934	937
Additional paid-in capital	1,032,573	1,017,328
Retained earnings	2,153,415	2,048,189

Total shareholders’ equity	3,186,922	3,066,454

Total liabilities and shareholders’ equity	$5,859,638	$5,867,278

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenue	$915,918	$842,944	$1,817,775	$1,678,541

Operating expenses:
Practice salaries and benefits	620,980	561,418	1,252,810	1,133,803
Practice supplies and other operating expenses	31,833	30,872	62,488	58,668
General and administrative expenses	107,908	103,015	216,684	206,780
Depreciation and amortization	26,518	25,735	52,681	51,349

Total operating expenses	787,239	721,040	1,584,663	1,450,600

Income from operations	128,679	121,904	233,112	227,941
Investment and other income	1,202	365	2,666	941
Interest expense	(21,604)	(18,535)	(41,539)	(36,287)
Equity in earnings of unconsolidated affiliates	1,257	689	2,782	1,486

Total non-operating expenses	(19,145)	(17,481)	(36,091)	(33,860)

Income before income taxes	109,534	104,423	197,021	194,081
Income tax provision	(30,122)	(40,725)	(54,181)	(75,692)

Net income	$79,412	$63,698	$142,840	$118,389

Per common and common equivalent share data:

Net income:

Basic	$0.85	$0.69	$1.54	$1.28

Diluted	$0.85	$0.69	$1.53	$1.27

Weighted average common shares:

Basic	92,987	92,181	92,922	92,270

Diluted	93,529	92,812	93,516	92,977

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$142,840	$118,389
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	52,681	51,349
Amortization of premiums, discounts and issuance costs	2,212	2,740
Stock-based compensation expense	20,399	14,781
Deferred income taxes	(21,211)	18,454
Other	(2,148)	(3,407)
Changes in assets and liabilities:
Accounts receivable	(23,998)	18,361
Prepaid expenses and other current assets	(1,178)	(666)
Other long term assets	(317)	(3,425)
Accounts payable and accrued expenses	(100,442)	(87,862)
Income taxes payable	(39,909)	(15,900)
Payments of contingent consideration liabilities	(65)	(299)
Long-term professional liabilities	(5,863)	1,016
Other liabilities	(1,397)	2,282

Net cash provided from operating activities	21,604	115,813

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(25,575)	(113,746)
Purchases of investments	(15,884)	(15,324)
Proceeds from maturities of investments	5,995	7,290
Purchases of property and equipment	(26,274)	(21,909)
Proceeds from sale of controlling interest in assets	22,764	—
Other	—	3,868

Net cash used in investing activities	(38,974)	(139,821)

Cash flows from financing activities:
Borrowings on credit agreement	821,500	821,000
Payments on credit agreement	(782,500)	(754,000)
Payments of contingent consideration liabilities	(367)	(1,961)
Payments on capital lease obligations	(636)	(998)
Proceeds from issuance of common stock	9,389	13,990
Repurchases of common stock	(52,160)	(70,192)
Contribution from noncontrolling interests	—	894

Net cash (used in) provided from financing activities	(4,774)	8,733

Net decrease in cash and cash equivalents	(22,144)	(15,275)
Cash, cash equivalents and restricted cash at beginning of period	80,200	55,698

Cash, cash equivalents and restricted cash at end of period	$58,056	$40,423

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

As of June 30, 2018 and December 31, 2017, the Company’s cash equivalents consisted entirely of money market funds totaling $2.4 million and $9.2 million, respectively.

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

Investments held at June 30, 2018 and December 31, 2017 are summarized as follows (in thousands):

	June 30, 2018		December 31, 2017
	Short-Term	Long-Term	Short-Term	Long-Term
Municipal debt securities	$8,432	$48,613	$8,312	$46,195
Federal home loan securities	—	36,393	1,000	30,322
Certificates of deposit	1,470	5,180	980	4,165

	$9,902	$90,186	$10,292	$80,682

Contractual maturities of long-term investments are summarized as follows (in thousands):

	June 30, 2018	December 31, 2017
Due after one year through five years	$89,186	$78,561
Due after five years through six years	1,000	2,121

	$90,186	$80,682

3.	Fair Value Measurements:

In accordance with the accounting guidance for fair value measurements and disclosures, the Company carries its money market funds included in cash and cash equivalents at fair value. In accordance with the three-tier fair value hierarchy under this guidance, the Company determined the fair value using quoted market prices, a Level 1 input as defined under the accounting guidance for fair value measurements. At June 30, 2018 and December 31, 2017, the Company’s money market funds had a carrying amount of $2.4 million and $9.2 million, respectively.

The Company also carries the cash surrender value of life insurance related to its deferred compensation arrangements at fair value. The investments underlying the life insurance contracts consist primarily of exchange-traded equity securities and mutual funds with quoted prices in active markets. In accordance with the three-tier fair value hierarchy, the Company determined the fair value using the cash surrender value of the life insurance, a Level 2 input as defined under the accounting guidance for fair value measurements. At June 30, 2018 and December 31, 2017, the Company’s cash surrender value of life insurance had a carrying amount of $15.7 million and $15.6 million, respectively.

In addition, the Company carries its contingent consideration liabilities related to acquisitions at fair value. In accordance with the three-tier fair value hierarchy, the Company determined the fair value of its contingent consideration liabilities using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3, or unobservable inputs as defined under the accounting guidance for fair value measurements. At June 30, 2018 and December 31, 2017, the Company’s contingent consideration liabilities had a fair value of $30.7 million and $30.5 million, respectively.

The carrying amounts of cash equivalents, short-term investments, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments. The carrying values of long-term investments, line of credit and capital lease obligations approximate fair value. If the Company’s investments were measured at fair value, they would be categorized as Level 2 in the fair value hierarchy. If the Company’s line of credit was measured at fair value, it would be categorized as Level 2 in the fair value hierarchy. The estimated fair value of the Company’s 5.25% senior unsecured notes due 2023 was $735.0 million and $763.1 million, at June 30, 2018 and December 31, 2017, respectively, and was estimated using trading prices on such dates as Level 2 inputs to estimate fair value.

4.	Accounts Receivable and Net Revenue:

Accounts receivable, net consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Gross accounts receivable	$1,918,787	$1,790,034
Allowance for contractual adjustments and uncollectibles	(1,390,790)	(1,286,035)

	$527,997	$503,999

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

The following table summarizes the Company’s net revenue by category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net patient service revenue	$763,667	$708,739	$1,520,040	$1,414,192
Hospital contract administrative fees	95,534	75,604	186,773	147,869
Management services and other	56,717	58,601	110,962	116,480

	$915,918	$842,944	$1,817,775	$1,678,541

The approximate percentage of net patient service revenue by type of payor was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Contracted managed care	70%	71%	70%	71%
Government	25	24	25	24
Other third-parties	4	4	4	4
Private-pay patients	1	1	1	1

	100%	100%	100%	100%

5.	Business Acquisitions, Joint Ventures and Goodwill:

During the six months ended June 30, 2018, the Company completed the acquisition of five physician group practices, including two radiology practices, one neonatology practice and two pediatric subspecialty practices. The acquisition-date fair value of the total consideration for the five acquisitions was $24.4 million. These acquisitions expanded the Company’s national network of physician practices. In connection with these acquisitions, the Company recorded goodwill of $15.5 million and other intangible assets consisting primarily of physician and hospital agreements of $8.9 million.

In addition, during the six months ended June 30, 2018, in connection with certain prior-period acquisitions, the Company paid $0.4 million for contingent consideration and $1.2 million for purchase consideration that had been held back pending satisfaction of certain conditions. All amounts except for the accretion recorded during 2018 were accrued as of December 31, 2017.

In connection with certain prior-period acquisitions, the Company also recorded a decrease in current assets of $1.2 million, a decrease in noncurrent assets of $1.5 million, an increase in current liabilities of $1.4 million and an increase in noncurrent liabilities of $1.2 million, with a corresponding net increase in goodwill of $5.3 million for measurement-period adjustments resulting from the finalization of acquisition accounting. The Company expects that $18.2 million of the goodwill recorded during the six months ended June 30, 2018 will be deductible for tax purposes.

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

The Company’s management services reporting unit has experienced lower operating results than previously forecasted primarily due to a slower rate of new customer bookings and an increase in customer termination activity. The Company continues to believe that the fair value of the reporting unit exceeds the carrying value, and accordingly the goodwill assigned to the management services reporting unit is not impaired Although the Company believes that the current assumptions and estimates used in its goodwill analysis are reasonable, supportable and appropriate, continued efforts to maintain or improve the performance of this business could be impacted by unfavorable or unforeseen changes which could impact the existing assumptions used in the impairment analysis. Various factors could reasonably be expected to unfavorably impact existing assumptions, primarily delays in new customer bookings and the related delay in revenue from new customers, increases in customer termination activity or increases in operating costs. Accordingly, there can be no assurance that the estimates and assumptions made for the purposes of the goodwill impairment analysis will prove to be accurate predictions of future performance. The carrying value of the Company’s management services reporting unit included goodwill of $321.6 million as of June 30, 2018. The Company will continue to closely monitor the performance of the management services reporting unit. If an impairment loss is required in a future period, it could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of the Company’s securities.

6.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Accounts payable	$28,377	$34,632
Accrued salaries and bonuses	144,911	225,429
Accrued payroll taxes and benefits	71,379	75,672
Accrued professional liabilities	35,253	37,912
Accrued contingent consideration	26,783	6,259
Accrued interest	5,077	4,495
Other accrued expenses	46,475	53,618

	$358,255	$438,017

The net decrease in accrued salaries and bonuses of $80.5 million from December 31, 2017 to June 30, 2018 is primarily due to the payment of performance-based incentive compensation, principally to the Company’s physicians, partially offset by performance-based incentive compensation accrued during the six months ended June 30, 2018. A majority of the Company’s payments for performance-based incentive compensation is paid annually during the first quarter.

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

The calculation of shares used in the basic and diluted net income per common share calculation for the three and six months ended June 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average number of common shares outstanding	92,987	92,181	92,922	92,270
Weighted average number of dilutive common share equivalents	542	631	594	707

Weighted average number of common and common equivalent shares outstanding	93,529	92,812	93,516	92,977

Antidilutive securities not included in the diluted net income per common share calculation	392	8	197	5

8.	Stock Incentive Plans and Stock Purchase Plans:

The Company’s Amended and Restated 2008 Incentive Compensation Plan, as amended (the “Amended and Restated 2008 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property.

Under the Amended and Restated 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards generally vest upon the satisfaction of specified performance-based conditions and service-based conditions. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the six months ended June 30, 2018, the Company granted 597,550 shares of restricted stock to its employees and non-employee directors under the Amended and Restated 2008 Incentive Plan. At June 30, 2018, the Company had 2.3 million shares available for future grants and awards under its Amended and Restated 2008 Incentive Plan.

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

Each of the ESPP and the SPP provide for the issuance of an aggregate of 2.6 million shares of the Company’s common stock less the number of shares of common stock purchased under the other plan. The Company recognizes stock-based compensation expense for the discount received by participating employees and non-employee service providers. During the six months ended June 30, 2018, 182,888 shares in aggregate were issued under the ESPP and SPP. At June 30, 2018, the Company had approximately 1.8 million shares in aggregate reserved for issuance under the ESPP and SPP.

During the three and six months ended June 30, 2018 and 2017, the Company recognized stock-based compensation expense of $10.5 million and $20.4 million, and $7.3 million and $14.8 million, respectively.

9.	Common Stock Repurchase Program:

In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Company’s equity compensation programs. The share repurchase program allows the Company to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. During the six months ended June 30, 2018, the Company repurchased 1.2 million shares of its common stock for $52.2 million, inclusive of 54,909 shares withheld to satisfy minimum statutory withholding obligations of $2.5 million in connection with the vesting of restricted stock and stock option exercises during the three months ended June 30, 2018. The shares repurchased by the Company during the second quarter of 2018 completed the repurchases under the program with respect to issuances of shares under the Company’s equity compensation programs during 2018. The Company intends to utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

10.	Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its securities. The Company has not included an accrual for these matters as of June 30, 2018 in its Condensed Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

2018 Acquisition Activity

During the six months ended June 30, 2018, we completed the acquisitions of five physician group practices, including two radiology practices, one neonatology practice and two pediatric subspecialty practices. Based on our experience, we expect that we can improve the results of all of our acquired physician practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based upon the significant infrastructure that we have developed. In addition, we believe that we bring a unique value proposition to radiology physician groups, in that we can provide not only practice support, but also teleradiology capabilities that can enhance a physician group’s efficiency, provide subspecialty access and help them grow and remain competitive. We believe that radiology physician group practice physicians can complement the staffing needs for our teleradiology services business during certain times, such as nights and weekends, when the group practice physicians are not providing services at their practices. Our results of operations for the three and six months ended June 30, 2018 include the results for these five acquisitions from their respective dates of acquisition and therefore are not comparable in some respects to our results of operations for prior periods.

Corporate and Operational Initiatives

We have developed a number of strategic initiatives across our organization, in both our corporate functions and our operational infrastructure, with a goal of generating improvements in our general and administrative expenses and improvements through operational plans. In our corporate departments, we are focused on best-in-class cost and service excellence in order to improve processes, use our resources more efficiently and utilize our scale more effectively in all areas of our operations. Within our operational infrastructure, we have developed specific operational plans within each of our service lines and affiliated physician practices, with specific milestones and regular reporting, with the goal of generating long-term operational improvements and fostering even greater collaboration across our national medical group. We are targeting annualized financial improvements related to these initiatives of $40 million within general and administrative expenses and $80 million in operational improvements by the end of 2019, although there is no assurance that these improvements will be obtained. We believe these strategic initiatives, together with our continued plans to invest in focused, targeted and strategic organic and acquisitive growth, position us well to deliver a differentiated value proposition to our stakeholders while continuing to provide the highest quality care for our patients.

Common Stock Repurchase Program

In July 2013, our board of directors authorized the repurchase of shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs. The share repurchase program allows us to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of our common stock to offset the dilutive impact from the issuance of shares, if any, related to our acquisition program. During the six months ended June 30, 2018, we repurchased 1.2 million shares of our common stock for $52.2 million, inclusive of 54,909 shares withheld to satisfy minimum statutory withholding obligations of $2.5 million in connection with the vesting of restricted stock and exercises of stock options during the three months ended June 30, 2018. The shares repurchased by us during the second quarter of 2018 completed the repurchases under the repurchase program with respect to issuances of shares under our equity compensation programs during 2018.

On August 2, 2018, we announced that our board of directors had authorized the repurchase of up to $500.0 million of shares of our common stock in addition to our existing share repurchase program. We intend to commence repurchases under this program in the near term.

We may utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

General Economic Conditions and Other Factors

Our operations and performance depend significantly on economic conditions. During the three months ended June 30, 2018, the percentage of our patient service revenue being reimbursed under government-sponsored or funded healthcare programs (the “GHC Programs”), decreased as compared to the three months ended March 31, 2018 but increased as compared to the three months ended June 30, 2017. We could experience shifts toward GHC Programs and patient volumes could decline if economic conditions deteriorate or changes occur in population demographics within geographic locations in which we provide services. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, due to the rising costs of managed care premiums and patient responsibility amounts, we may experience lower net revenue resulting from increased bad debt due to patients’ inability to pay for certain services.

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

The Medicare Access and CHIP Reauthorization Act

Medicare pays for most physician services based upon a national service-specific fee schedule. In 2015, Congress enacted the Medicare Access and CHIP Reauthorization Act (“MACRA,”) which provides physicians 0.5% annual increases in reimbursement through 2019 as Medicare transitions to a payment system designed to reward physicians for the quality of care provided, rather than the quantity of procedures performed. MACRA will require physicians to choose to participate in one of two payment formulas, Merit-Based Incentive Payment System (“MIPS”) or Alternative Payment Models (“APMs”). Beginning in 2019, MIPS will allow eligible physicians to receive incentive payments based on the achievement of certain quality and cost metrics, among other measures, and be reduced for those who are underperforming against those same metrics and measures. As an alternative, physicians can choose to participate in an Advanced APM. Advanced APMs are exempt from the MIPS requirements, and physicians who are meaningful participants in APMs will receive bonus payments from Medicare pursuant to the law. We currently anticipate that our affiliated physicians will be eligible to receive bonus payments in 2019 through participation in the MIPS, although the amounts of such bonus payments are not expected to be material. We will continue to operationalize the provisions of MACRA and assess any further changes to the law or additional regulations enacted pursuant to the law.

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

For a reconciliation of each of EBITDA and Adjusted EPS to the most directly comparable GAAP measures for the three and six months ended June 30, 2018 and 2017, refer to the tables below (in thousands, except per share data). In addition, historical reconciliations of EBITDA and Adjusted EPS are available on our Internet website at www.mednax.com under the Investors tab. Our Internet website and the information contained therein or connected thereto are not incorporated into or deemed a part of this Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$79,412	$63,698	$142,840	$118,389
Interest expense	21,604	18,535	41,539	36,287
Income tax provision	30,122	40,725	54,181	75,692
Depreciation and amortization	26,518	25,735	52,681	51,349

EBITDA	$157,656	$148,693	$291,241	$281,717

	Three Months Ended June 30,
	2018		2017
Weighted average diluted shares outstanding	93,529		92,812
Net income and diluted net income per share	$79,412	$0.85	$63,698	$0.69

Adjustments:
Amortization (net of tax of $4,822 and $6,800)	12,713	0.14	10,636	0.11
Stock-based compensation (net of tax of $2,894 and $2,826)	7,630	0.08	4,420	0.05

Adjusted net income and diluted EPS	$99,755	$1.07	$78,754	$0.85

	Six Months Ended June 30,
	2018		2017
Weighted average diluted shares outstanding	93,516		92,977
Net income and diluted net income per share	$142,840	$1.53	$118,389	$1.27

Adjustments:
Amortization (net of tax of $9,586 and $13,644)	25,273	0.27	21,340	0.23
Stock-based compensation (net of tax of $5,609 and $5,764)	14,790	0.16	9,017	0.10

Adjusted net income and diluted EPS	$182,903	$1.96	$148,746	$1.60

Results of Operations

Three Months Ended June 30, 2018 as Compared to Three Months Ended June 30, 2017

Our net revenue increased $73.0 million, or 8.7%, to $915.9 million for the three months ended June 30, 2018, as compared to $842.9 million for the same period in 2017. Of this $73.0 million increase, $46.7 million, or 5.5%, was attributable to revenue generated from acquisitions completed after March 31, 2017 and 26.3 million, or 3.2%, was attributable to an increase in same-unit net revenue. Same units are those units at which we provided services for the entire current period and the entire comparable period. The increase in same-unit net revenue was comprised of an increase of $15.5 million, or 1.9%, related to patient service volumes and a net increase of $10.8 million, or 1.3%, from net reimbursement-related factors. The increase in revenue of $15.5 million from patient service volumes was related to growth across all of our services. The net increase in revenue of $10.8 million related to net reimbursement-related factors was primarily due to modest improvements in managed care contracting and an increase in the administrative fees received from our hospital partners, partially offset by a decrease in revenue caused by an increase in the percentage of our patients enrolled in GHC Programs.

Practice salaries and benefits increased $59.6 million, or 10.6%, to $621.0 million for the three months ended June 30, 2018, as compared to $561.4 million for the same period in 2017. This $59.6 million increase was primarily attributable to increased costs associated with physicians and other staff to support organic-growth initiatives, acquisition-related growth and growth at our existing units, of which $50.2 million was related to salaries and $9.4 million was related to benefits and incentive compensation. We anticipate that we will continue to experience a higher rate of growth in clinician compensation expense at our existing units over historic averages, which could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our securities. We anticipate that practice salaries and benefits expense for the third and fourth quarters of 2018 will continue to include salaries and benefit costs for certain physicians who will remain employed through December 31, 2018 despite the non-renewal of an anesthesia services contract by one of our hospital partners effective July 1, 2018, under which they had previously provided services.

Practice supplies and other operating expenses increased $0.9 million, or 3.1%, to $31.8 million for the three months ended June 30, 2018, as compared to $30.9 million for the same period in 2017. The increase was primarily attributable to practice supply, rent and other costs related to our acquisitions, partially offset by decreases at our existing units.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician practices and services, as well as those attributable to our non-physician service businesses. General and administrative expenses increased $4.9 million, or 4.8%, to $107.9 million for the three months ended June 30, 2018, as compared to $103.0 million for the same period in 2017. The increase of $4.9 million is attributable to the overall growth of the Company. Included within general and administrative expenses was an increase of $3.2 million of stock-based compensation expense primarily resulting from the change in timing of our annual equity grants from June to March in order to align the timing with other compensation related activities and a decrease of approximately $6.0 million in cost improvement as part of our corporate initiative. General and administrative expenses as a percentage of net revenue was 11.8% for the three months ended June 30, 2018, as compared to 12.2% for the same period in 2017.

Depreciation and amortization expense increased $0.8 million, or 3.0%, to $26.5 million for the three months ended June 30, 2018, as compared to $25.7 million for the same period in 2017. The increase was primarily attributable to the amortization of intangible assets related to acquisitions.

Income from operations increased $6.8 million, or 5.6%, to $128.7 million for the three months ended June 30, 2018, as compared to $121.9 million for the same period in 2017. Our operating margin was 14.1% for the three months ended June 30, 2018, as compared to 14.5% for the same period in 2017. The decrease of 41 basis points was primarily due to higher operating expense growth as compared to revenue growth.

Net non-operating expenses were $19.1 million for the three months ended June 30, 2018, as compared to $17.5 million for the same period in 2017. The net increase in non-operating expenses was primarily related to an increase in interest expense due to higher average interest rates on higher outstanding borrowings under our credit agreement (the “Credit Agreement”).

Our effective income tax rate was 27.5% and 39.0% for the three months ended June 30, 2018 and 2017, respectively. The decrease in our effective tax rate is primarily related to the reduction in the corporate tax rate enacted under the Tax Cuts and Jobs Act of 2017.

Net income was $79.4 million for the three months ended June 30, 2018, as compared to $63.7 million for the same period in 2017. EBITDA was $157.7 million for the three months ended June 30, 2018, as compared to $148.7 million for the same period in 2017.

Diluted net income per common and common equivalent share was $0.85 on weighted average shares outstanding of 93.5 million for the three months ended June 30, 2018, as compared to $0.69 on weighted average shares outstanding of 92.8 million for the same period in 2017. Adjusted EPS was $1.07 for the three months ended June 30, 2018, as compared to $0.85 for the same period in 2017.

Six Months Ended June 30, 2018 as Compared to Six Months Ended June 30, 2017

Our net revenue increased $139.2 million, or 8.3%, to $1.82 billion for the six months ended June 30, 2018, as compared to $1.68 billion for the same period in 2017. Of this $139.2 million increase, $84.6 million, or 4.9%, was attributable to revenue generated from acquisitions completed after December 31, 2016 and $54.6 million, or 3.4%, was attributable to an increase in same-unit net revenue. Same units are those units at which we provided services for the entire current period and the entire comparable period. The increase in same-unit net revenue was comprised of a net increase of $28.7 million, or 1.8%, related to patient service volumes and an increase of $25.9 million, or 1.6%, from net reimbursement-related factors. The increase in revenue of $28.7 million from patient service volumes was related to growth across almost all of our services. The net increase in revenue of $25.9 million related to net reimbursement-related factors was primarily due to modest improvements in managed care contracting and an increase in the administrative fees received from our hospital partners, partially offset by a decrease in revenue caused by an increase in the percentage of our patients enrolled in GHC Programs.

Practice salaries and benefits increased $119.0 million, or 10.5%, to $1.25 billion for the six months ended June 30, 2018, as compared to $1.13 billion for the same period in 2017. This $119.0 million increase was primarily attributable to increased costs associated with physicians and other staff primarily to support organic-growth initiatives, acquisition-related growth and growth at our existing units, of which $96.9 million was related to salaries and $22.1 million was related to benefits and incentive compensation. We anticipate that we will continue to experience a higher rate of growth in compensation expense at our existing units over historic averages, which could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our securities. We anticipate that practice salaries and benefits expense for the third and fourth quarters of 2018 will continue to include salaries and benefit costs for certain physicians who will remain employed through December 31, 2018 despite the non-renewal of an anesthesia services contract with one of our hospital partners effective July 1, 2018, under which they had previously provided services.

Practice supplies and other operating expenses increased $3.8 million, or 6.5%, to $62.5 million for the six months ended June 30, 2018, as compared to $58.7 million for the same period in 2017. The increase was primarily attributable to practice supply, rent and other costs related to our acquisitions, partially offset by decrease at our existing units.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician practices and services, as well as those attributable to our non-physician service businesses. General and administrative expenses increased $9.9 million, or 4.8%, to $216.7 million for the six months ended June 30, 2018, as compared to $206.8 million for the same period in 2017. The net increase of $9.9 million is attributable to the overall growth of the Company, including growth from acquisitions. Included within general and administrative expenses was an increase of $5.4 million of stock-based compensation expense primarily resulting from the change in timing of our annual equity grants from June to March in order to align the timing with other compensation related activities and a decrease of $12.0 million in cost improvement as part of our corporate initiative. General and administrative expenses as a percentage of net revenue was 11.9% for the six months ended June 30, 2018, as compared to 12.3% for the same period in 2017.

Depreciation and amortization expense increased $1.4 million, or 2.6%, to $52.7 million for the six months ended June 30, 2018, as compared to $51.3 million for the same period in 2017. The increase was primarily attributable to the amortization of intangible assets related to acquisitions.

Income from operations increased $5.2 million, or 2.3%, to $233.1 million for the six months ended June 30, 2018, as compared to $227.9 million for the same period in 2017. Our operating margin was 12.8% for the six months ended June 30, 2018, as compared to 13.6% for the same period in 2017. The decrease of 76 basis points was due to higher operating expense growth as compared to revenue growth.

Net non-operating expenses were $36.1 million for the six months ended June 30, 2018, as compared to $33.9 million for the same period in 2018. The net increase in non-operating expenses was primarily related to an increase in interest expense due to higher average interest rates on higher outstanding borrowings under our Credit Agreement.

Our effective income tax rate was 27.5% and 39.0% for the six months ended June 30, 2018 and 2017, respectively. The decrease in our effective tax rate is primarily related to the reduction in the corporate tax rate enacted under the Tax Cuts and Jobs Act of 2017.

Net income was $142.8 million for the six months ended June 30, 2018, as compared to $118.4 million for the same period in 2017. EBITDA was $291.2 million for the six months ended June 30, 2018, as compared to $281.7 million for the same period in 2017.

Diluted net income per common and common equivalent share was $1.53 on weighted average shares outstanding of 93.5 million for the six months ended June 30, 2018, as compared to $1.27 on weighted average shares outstanding of 93.0 million for the same period in 2017. Adjusted EPS was $1.96 for the six months ended June 30, 2018, as compared to $1.60 for the same period in 2017.

Liquidity and Capital Resources

As of June 30, 2018, we had $38.1 million of cash and cash equivalents on hand as compared to $60.2 million at December 31, 2017. Additionally, we had working capital of $213.7 million at June 30, 2018, an increase of $117.9 million from working capital of $95.8 million at December 31, 2017. This net increase in working capital is primarily due to year-to-date earnings and net borrowings on our Credit Agreement, partially offset by the use of funds for repurchases of our common stock and acquisitions.

Cash Flows

Cash provided by (used in) operating, investing and financing activities is summarized as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Operating activities	$21,604	$115,813
Investing activities	(38,974)	(139,821)
Financing activities	(4,774)	8,733

Operating Activities

During the six months ended June 30, 2018, our net cash provided from operating activities was $21.6 million, compared to $115.8 million for the same period in 2017. The net decrease in cash provided of $94.2 million was primarily due to increases in accounts receivable, a decrease in cash flow from income taxes resulting from tax payments made in the first quarter of 2018 for 2017 taxes that were deferred by the Internal Revenue Service for companies impacted by the 2017 hurricanes, partially offset by an increase in cash flow related to higher earnings.

During the six months ended June 30, 2018, cash flow from accounts receivable decreased by $24.0 million, as compared to an increase of $18.4 million for the same period in 2017. The decrease in cash flow from accounts receivable for the six months ended June 30, 2018 was primarily due to increased ending accounts receivable balances at existing units resulting from higher same-unit revenue.

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO was 52.5 days at June 30, 2018 as compared to 50.9 days at December 31, 2017. The increase in our DSO primarily related to the increases in our accounts receivable balances at existing units.

Investing Activities

During the six months ended June 30, 2018, our net cash used in investing activities of $39.0 million primarily included capital expenditures of $26.3 million, acquisition payments of $25.6 million and net purchases of $9.9 million related to the purchase and maturity of investments, partially offset by proceeds of $22.8 million related to the sale of the controlling interest in a group of assets to a third party.

Financing Activities

During the six months ended June 30, 2018, our net cash used in financing activities of $4.8 million consisted primarily of the repurchase of $52.2 million of our common stock, partially offset by net borrowings on our Credit Agreement of $39.0 million and proceeds of $9.4 million from the exercise of employee stock options and the issuance of common stock under our 1996 Non-Qualified Employee Stock Purchase Plan, as amended, and 2015 Non-Qualified Stock Purchase Plan.

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

At June 30, 2018, we had an outstanding principal balance of $1.1 billion on our Credit Agreement. We also had outstanding letters of credit of $0.2 million which reduced the amount available on our Credit Agreement to $850.3 million at June 30, 2018.

At June 30, 2018, the outstanding principal balance on our 5.25% senior unsecured notes due 2023 (the “2023 Senior Notes”) was $750.0 million. Our obligations under the 2023 Senior Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee the Credit Agreement. Interest on the 2023 Senior Notes accrues at the rate of 5.25% per annum, or $39.4 million, and is payable semi-annually in arrears on June 1 and December 1.

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

At June 30, 2018, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under our Credit Agreement and the 2023 Senior Notes. We believe we will be in compliance with these covenants throughout 2018.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at June 30, 2018 was $242.9 million, of which $35.3 million is classified as a current liability within accounts payable and accrued expenses in the Condensed Consolidated Balance Sheet. In addition, there is a corresponding insurance receivable of $16.7 million recorded as a component of other assets for certain professional liability claims that are covered by insurance policies.

On August 2, 2018, we announced that our board of directors had authorized the repurchase of up to $500.0 million of shares of our common stock in addition to our existing share repurchase program. We intend to utilize various methods to effect the additional share repurchases, which are expected to commence in the near term. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

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

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We intend to manage interest rate risk through the use of a combination of fixed rate and variable rate debt. We borrow under our Credit Agreement at various interest rate options based on the Alternate Base Rate or LIBOR rate depending on certain financial ratios. At June 30, 2018, the outstanding principal balance on our Credit Agreement was $1.1 billion. Considering the total outstanding balance of $1.1 billion, a 1.0% change in interest rates would result in an impact to income before income taxes of approximately $11 million per year.

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

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 10, 2018, a securities class action lawsuit was filed against our company and certain of our officers and a director in the U.S. District Court for the Southern District of Florida (Case No. 0:18-cv-61572-WPD) that purports to state a claim for alleged violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 thereunder, based on statements made by the defendants primarily concerning our anesthesiology business. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs. We believe this lawsuit to be without merit and intend to vigorously defend against it. The lawsuit is in the very early stages and, at this time, no assessment can be made as to its likely outcome or whether the outcome will be material to us.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2018, the Company repurchased 1.2 million shares of its common stock for $52.2 million, inclusive of 54,909 shares withheld to satisfy minimum statutory withholding obligations of $2.5 million in connection with the vesting of restricted stock and stock option exercises during the three months ended June 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Programs
April 1 – April 30, 2018	—	$—	—	(a	)
May 1 – May 31, 2018	—	—	—	(a	)
June 1 – June 30, 2018	1,154,909	$45.16	1,100,000	(a	)

Total	1,154,909	$45.16	1,100,000	(a	)

(a)

We have two active repurchase programs. Our July 2013 program allows us to repurchase shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs, which was estimated to be approximately 1.1 million shares for 2018. The shares repurchased by us during the second quarter of 2018 completed the repurchases under our repurchase program with respect to expected issuances of shares under our equity compensation programs during 2018. Our August 2018 repurchase program allows us to repurchase up to an additional $500.0 million of shares of our common stock.

The amount and timing of any future repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

Item 5.	Other Information

On July 27, 2018, Ms. Vivian Lopez-Blanco informed the Company of her intent to retire as Chief Financial Officer and Treasurer of the Company. The Company intends to conduct a formal search to identify a successor to Ms. Lopez-Blanco. Ms. Lopez-Blanco will remain in her current role with the Company throughout the search process until the appointment of her successor, and for a transitional period thereafter.

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

MEDNAX, INC.

Date: August 2, 2018	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2018	By:	/s/ Vivian Lopez-Blanco
Vivian Lopez-Blanco
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 2, 2018	By:	/s/ John C. Pepia
John C. Pepia
Chief Accounting Officer
(Principal Accounting Officer)