Form 10-Q
period 2018-09-30
MEDNAX, INC.
filed 2018-11-01
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On October 26, 2018, the registrant had outstanding 89,420,404 shares of Common Stock, par value $.01 per share.

MEDNAX, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MEDNAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$34,461	$60,200
Restricted cash	20,000	—
Short-term investments	13,965	10,292
Accounts receivable, net	522,826	503,999
Prepaid expenses	17,841	15,584
Other current assets	16,308	37,160

Total current assets	625,401	627,235
Restricted cash	—	20,000
Investments	81,226	80,682
Property and equipment, net	137,832	123,536
Goodwill	4,303,427	4,283,963
Intangible assets, net	595,415	639,928
Other assets	95,423	91,934

Total assets	$5,838,724	$5,867,278

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$413,739	$438,017
Current portion of long-term debt and capital lease obligations	535	1,401
Income taxes payable	21,667	92,007

Total current liabilities	435,941	531,425
Line of credit	1,264,000	1,110,500
Long-term debt and capital lease obligations, net	741,958	740,923
Long-term professional liabilities	210,942	212,274
Deferred income taxes	129,637	147,797
Other liabilities	40,941	57,905

Total liabilities	2,823,419	2,800,824

Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000 shares authorized; 89,349 and 93,721 shares issued and outstanding, respectively	893	937
Additional paid-in capital	998,670	1,017,328
Retained earnings	2,015,742	2,048,189

Total shareholders’ equity	3,015,305	3,066,454

Total liabilities and shareholders’ equity	$5,838,724	$5,867,278

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenue	$896,652	$868,951	$2,714,427	$2,547,492

Operating expenses:
Practice salaries and benefits	625,717	586,476	1,878,527	1,720,279
Practice supplies and other operating expenses	30,159	29,497	92,647	88,165
General and administrative expenses	102,905	101,430	319,589	308,210
Depreciation and amortization	28,709	25,116	81,390	76,465

Total operating expenses	787,490	742,519	2,372,153	2,193,119

Income from operations	109,162	126,432	342,274	354,373
Investment and other income	1,302	235	3,968	1,176
Interest expense	(21,782)	(18,428)	(63,321)	(54,715)
Equity in earnings (losses) of unconsolidated affiliates	1,766	(240)	4,548	1,246

Total non-operating expenses	(18,714)	(18,433)	(54,805)	(52,293)

Income before income taxes	90,448	107,999	287,469	302,080
Income tax provision	(24,873)	(42,119)	(79,054)	(117,811)

Net income	$65,575	$65,880	$208,415	$184,269

Per common and common equivalent share data:
Net income:
Basic	$0.72	$0.71	$2.26	$2.00

Diluted	$0.72	$0.71	$2.25	$1.98

Weighted average common shares:
Basic	90,984	92,589	92,239	92,348

Diluted	91,359	92,881	92,760	93,014

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$208,415	$184,269
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	81,390	76,465
Amortization of premiums, discounts and issuance costs	3,314	4,078
Stock-based compensation expense	29,344	22,533
Deferred income taxes	(16,928)	16,731
Other	(3,030)	(2,480)
Changes in assets and liabilities:
Accounts receivable	(18,827)	(9,085)
Prepaid expenses and other current assets	(5,351)	247
Other long-term assets	(1,954)	(1,650)
Accounts payable and accrued expenses	(38,135)	(9,798)
Income taxes payable	(70,186)	25,422
Payments of contingent consideration liabilities	(686)	(574)
Long-term professional liabilities	(2,608)	8,801
Other liabilities	(2,427)	784

Net cash provided from operating activities	162,331	315,743

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(27,035)	(355,084)
Purchases of investments	(15,884)	(24,741)
Proceeds from maturities of investments	10,510	20,515
Purchases of property and equipment	(38,135)	(31,976)
Proceeds from sale of controlling interest in assets	22,764	—
Other	—	3,809

Net cash used in investing activities	(47,780)	(387,477)

Cash flows from financing activities:
Borrowings on credit agreement	1,364,500	1,256,000
Payments on credit agreement	(1,211,000)	(1,135,500)
Payments of contingent consideration liabilities	(3,869)	(3,825)
Payments on capital lease obligations	(1,013)	(1,622)
Proceeds from issuance of common stock	13,252	18,684
Repurchases of common stock	(302,160)	(70,192)
Contribution from noncontrolling interests	—	894

Net cash (used in) provided from financing activities	(140,290)	64,439

Net decrease in cash and cash equivalents	(25,739)	(7,295)
Cash, cash equivalents and restricted cash at beginning of period	80,200	55,698

Cash, cash equivalents and restricted cash at end of period	$54,461	$48,403

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

The Company is a party to a joint venture in which it owns a 37.5% economic interest. In January 2018, the Company entered into an additional joint venture in which it owns a 49.0% economic interest. The Company accounts for these joint ventures under the equity method of accounting because the Company exercises significant influence over, but does not control, these entities. See Note 5 for more information regarding the 2018 joint venture.

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

New Accounting Pronouncements

In February 2016, the accounting guidance related to leases was issued that will require an entity to recognize leased assets and the rights and obligations created by those leased assets on the balance sheet and to disclose key information about the entity’s leasing arrangements. This guidance will become effective for the Company on January 1, 2019, with early adoption permitted. The Company expects that the adoption of this guidance will have a material impact on its Consolidated Balance Sheets and related disclosures, resulting from the recognition of significant right of use assets and related liabilities primarily related to its operating lease arrangements for space in hospitals and certain other facilities for its business and medical offices. The Company has completed the review of its existing lease portfolio and has accumulated all of the necessary information required to properly account for leases under the new guidance. The Company has selected a software application, inclusive of a lease administration module and an accounting module, and has made significant progress in the implementation process. The Company is in the process of finalizing workflows, business processes and internal controls surrounding the new lease accounting process in order to meet the reporting and disclosure requirements. The Company’s implementation and continued evaluation of this new guidance and its impacts are expected to be completed by December 31, 2018.

2.	Cash Equivalents and Investments:

As of September 30, 2018 and December 31, 2017, the Company’s cash equivalents consisted entirely of money market funds totaling $0.3 million and $9.2 million, respectively.

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

Investments held at September 30, 2018 and December 31, 2017 are summarized as follows (in thousands):

	September 30, 2018		December 31, 2017
	Short-Term	Long-Term	Short-Term	Long-Term
Municipal debt securities	$12,515	$40,368	$8,312	$46,195
Federal home loan securities	—	36,393	1,000	30,322
Certificates of deposit	1,450	4,465	980	4,165

	$13,965	$81,226	$10,292	$80,682

Contractual maturities of long-term investments are summarized as follows (in thousands):

	September 30, 2018	December 31, 2017
Due after one year through five years	$80,226	$78,561
Due after five years through six years	1,000	2,121

	$81,226	$80,682

3.	Fair Value Measurements:

In accordance with the accounting guidance for fair value measurements and disclosures, the Company carries its money market funds included in cash and cash equivalents at fair value. In accordance with the three-tier fair value hierarchy under this guidance, the Company determined the fair value using quoted market prices, a Level 1 input as defined under the accounting guidance for fair value measurements. At September 30, 2018 and December 31, 2017, the Company’s money market funds had a carrying amount of $0.3 million and $9.2 million, respectively.

The Company also carries the cash surrender value of life insurance related to its deferred compensation arrangements at fair value. The investments underlying the life insurance contracts consist primarily of exchange-traded equity securities and mutual funds with quoted prices in active markets. In accordance with the three-tier fair value hierarchy, the Company determined the fair value using the cash surrender value of the life insurance, a Level 2 input as defined under the accounting guidance for fair value measurements. At September 30, 2018 and December 31, 2017, the Company’s cash surrender value of life insurance had a carrying amount of $16.3 million and $15.6 million, respectively.

In addition, the Company carries its contingent consideration liabilities related to acquisitions at fair value. In accordance with the three-tier fair value hierarchy, the Company determined the fair value of its contingent consideration liabilities using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3, or unobservable inputs as defined under the accounting guidance for fair value measurements. At September 30, 2018 and December 31, 2017, the Company’s contingent consideration liabilities had a fair value of $24.4 million and $30.5 million, respectively.

The carrying amounts of cash equivalents, short-term investments, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments. The carrying values of long-term investments, line of credit and capital lease obligations approximate fair value. If the Company’s investments were measured at fair value, they would be categorized as Level 2 in the fair value hierarchy. If the Company’s line of credit was measured at fair value, it would be categorized as Level 2 in the fair value hierarchy. The estimated fair value of the Company’s 5.25% senior unsecured notes due 2023 was $751.9 million and $763.1 million, at September 30, 2018 and December 31, 2017, respectively, and was estimated using trading prices on such dates as Level 2 inputs to estimate fair value.

4.	Accounts Receivable and Net Revenue:

Accounts receivable, net consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Gross accounts receivable	$1,903,175	$1,790,034
Allowance for contractual adjustments and uncollectibles	(1,380,349)	(1,286,035)

	$522,826	$ 503,999

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

The following table summarizes the Company’s net revenue by category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net patient service revenue	$758,016	$736,419	$2,278,056	$2,150,611
Hospital contract administrative fees	87,095	77,701	273,868	225,570
Management services and other	51,541	54,831	162,503	171,311

	$896,652	$ 868,951	$ 2,714,427	$ 2,547,492

The approximate percentage of net patient service revenue by type of payor was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Contracted managed care	70%	71%	70%	71%
Government	25	24	25	24
Other third-parties	4	4	4	4
Private-pay patients	1	1	1	1

	100%	100%	100%	100%

5.	Business Acquisitions, Joint Ventures and Goodwill:

During the nine months ended September 30, 2018, the Company completed the acquisition of five physician group practices, including two radiology practices, one neonatology practice and two pediatric subspecialty practices. The acquisition-date fair value of the total consideration for the five acquisitions was $24.4 million. These acquisitions expanded the Company’s national network of physician practices. In connection with these acquisitions, the Company recorded goodwill of $15.5 million and other intangible assets consisting primarily of physician and hospital agreements of $8.9     million.

During the nine months ended September 30, 2018, in connection with certain prior-period acquisitions, the Company paid $4.6 million for contingent consideration and $1.2 million for purchase consideration that had been held back pending satisfaction of certain conditions. Of these amounts, all except for the accretion recorded during 2018 were accrued as of December 31, 2017. In addition, the Company recorded a decrease of $2.5 million related to the change in the fair value of a contingent consideration agreement for which the probability of the achievement of certain performance measures was updated. This change in fair value of contingent consideration was recorded within operating expenses.

In connection with certain prior-period acquisitions, the Company also recorded a net increase in goodwill of $4.0 million composed of a decrease in current assets of $1.2 million, a decrease in noncurrent assets of $1.5 million and a decrease in noncurrent liabilities of $0.2 million for measurement-period adjustments resulting from the finalization of acquisition accounting as well as additional cash consideration of $1.5 million related to a working capital true up. The Company expects that $18.2 million of the goodwill recorded during the nine months ended September 30, 2018 will be deductible for tax purposes.

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

The Company’s management services reporting unit has experienced lower operating results than previously forecasted primarily due to a slower rate of new customer bookings and an increase in customer termination activity. The Company continues to believe that the fair value of the reporting unit exceeds the carrying value, and accordingly the goodwill assigned to the management services reporting unit is not impaired Although the Company believes that the current assumptions and estimates used in its goodwill analysis are reasonable, supportable and appropriate, continued efforts to maintain or improve the performance of this business could be impacted by unfavorable or unforeseen changes which could impact the existing assumptions used in the impairment analysis. Various factors could reasonably be expected to unfavorably impact existing assumptions, primarily delays in new customer bookings and the related delay in revenue from new customers, increases in customer termination activity or increases in operating costs. Accordingly, there can be no assurance that the estimates and assumptions made for the purposes of the goodwill impairment analysis will prove to be accurate predictions of future performance. The carrying value of the Company’s management services reporting unit included goodwill of $321.6 million as of September 30, 2018. The Company will continue to closely monitor the performance of the management services reporting unit. If an impairment loss is required in a future period, it could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of the Company’s securities.

6.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Accounts payable	$30,709	$34,632
Accrued salaries and bonuses	194,457	225,429
Accrued payroll taxes and benefits	78,211	75,672
Accrued professional liabilities	33,468	37,912
Accrued contingent consideration	21,430	6,259
Accrued interest	15,418	4,495
Other accrued expenses	40,046	53,618

	$413,739	$438,017

The net decrease in accrued salaries and bonuses of $31.0 million from December 31, 2017 to September 30, 2018 is primarily due to the payment of performance-based incentive compensation, principally to the Company’s physicians, partially offset by performance-based incentive compensation accrued during the nine months ended September 30, 2018. A majority of the Company’s payments for performance-based incentive compensation is paid annually during the first quarter.

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

The calculation of shares used in the basic and diluted net income per common share calculation for the three and nine months ended September 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average number of common shares outstanding	90,984	92,589	92,239	92,348
Weighted average number of dilutive common share equivalents	375	292	521	666

Weighted average number of common and common equivalent shares outstanding	91,359	92,881	92,760	93,014

Antidilutive securities not included in the diluted net income per common share calculation	214	380	202	130

8.	Stock Incentive Plans and Stock Purchase Plans:

The Company’s Amended and Restated 2008 Incentive Compensation Plan, as amended (the “Amended and Restated 2008 Incentive Plan”), provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property.

Under the Amended and Restated 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards generally vest upon the satisfaction of specified service-based conditions and in certain instances performance-based conditions. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the nine months ended September 30, 2018, the Company granted 701,480 shares of restricted stock to its employees and non-employee directors under the Amended and Restated 2008 Incentive Plan. At September 30, 2018, the Company had 2.1 million shares available for future grants and awards under its Amended and Restated 2008 Incentive Plan.

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

Each of the ESPP and the SPP provide for the issuance of an aggregate of 2.6 million shares of the Company’s common stock less the number of shares of common stock purchased under the other plan. The Company recognizes stock-based compensation expense for the discount received by participating employees and non-employee service providers. During the nine months ended September 30, 2018, 285,627 shares in aggregate were issued under the ESPP and SPP. At September 30, 2018, the Company had approximately 1.7 million shares in aggregate reserved for issuance under the ESPP and SPP.

During the three and nine months ended September 30, 2018 and 2017, the Company recognized stock-based compensation expense of $8.9 million and $29.3 million, and $7.7 million and $22.5 million, respectively.

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

In August 2018, the Company announced that its Board of Directors had authorized the repurchase of up to $500.0 million of the Company’s common stock in addition to its existing share repurchase program. As part of this repurchase program, on August 31, 2018, the Company entered into an uncollared accelerated share repurchase (“ASR”) agreement with an investment bank. Under the ASR agreement, the Company agreed to purchase $250.0 million of its common stock in total. On September 4, 2018, the Company paid a total of $250.0 million to the investment bank, which in turn delivered to the Company approximately 4.2 million shares of the Company’s common stock in total based on the market price of a share of Company common stock on August 31, 2018. The payment was recorded as a reduction to the respective components of shareholders’ equity. The final number of shares of common stock that the Company may receive, or may be required to remit, upon settlement under the ASR agreement will be based upon the average daily volume weighted-average price of the Company’s common stock during the term of the ASR agreement, less a negotiated discount. Final settlement of the ASR agreement is expected to occur within six months of commencement of the program, and may occur earlier at the option of the investment bank. The terms of the ASR agreement are subject to adjustment if the Company were to enter into or announce certain types of transactions that may affect the Company’s common stock. If the Company is obligated to make an adjustment payment to the investment bank under the ASR agreement, the Company may elect to satisfy such obligation in cash or in shares of the Company’s common stock. The ASR agreement was funded by borrowings under the Company’s credit facility.

During the nine months ended September 30, 2018, the Company repurchased 5.4 million shares of its common stock for $302.2 million, inclusive of the aggregate value of common stock held back pending final settlement of the ASR and 54,909 shares withheld to satisfy minimum statutory withholding obligations of $2.5 million in connection with the vesting of restricted stock and stock option exercises during the second quarter of 2018.

The Company intends to utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

10.	Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its securities. The Company has not included an accrual for these matters as of September 30, 2018 in its Condensed Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

On November 1, 2018, the Company announced the initiation of a process to potentially divest the Company’s management services service line.

The Company expects that the management services service line will be classified as assets and liabilities held for sale within the Company’s Consolidated Balance Sheets and that historical operating results of the service line will be reported as discontinued operations in the Company’s Consolidated Statements of Income for all periods presented in the Company’s Consolidated Financial Statements for the year ending December 31, 2018.

There can be no assurance that this process will result in a transaction, and the Company may decide to retain all or part of the management services service line.

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

2018 Acquisition Activity

During the nine months ended September 30, 2018, we completed the acquisitions of five physician group practices, including two radiology practices, one neonatology practice and two pediatric subspecialty practices. Based on our experience, we expect that we can improve the results of all of our acquired physician practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based upon the significant infrastructure that we have developed. In addition, we believe that we bring a unique value proposition to radiology physician groups, in that we can provide not only practice support, but also teleradiology capabilities that can enhance a physician group’s efficiency, provide subspecialty access and help them grow and remain competitive. We believe that radiology physician group practice physicians can complement the staffing needs for our teleradiology services business during certain times, such as nights and weekends, when the group practice physicians are not providing services at their practices. Our results of operations for the three and nine months ended September 30, 2018 include the results for these five acquisitions from their respective dates of acquisition and therefore are not comparable in some respects to our results of operations for prior periods.

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

Common Stock Repurchase Programs

In July 2013, our board of directors authorized the repurchase of shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs. The share repurchase program allows us to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of our common stock to offset the dilutive impact from the issuance of shares, if any, related to our acquisition program. In August 2018, we announced that our board of directors had authorized the repurchase of up to $500.0 million of shares of our common stock in addition to our existing share repurchase program.

Under the share repurchase programs described above, we repurchased approximately 5.4 million shares of our common stock for approximately $302.2 million during the nine months ended September 30, 2018, inclusive of the aggregate value of common stock held back pending final settlement under an accelerated share repurchase program and 54,909 shares withheld to satisfy minimum statutory withholding obligations of $2.5 million in connection with the vesting of restricted stock and exercises of stock options during the second quarter of 2018. Shares repurchased by us during the second quarter of 2018 completed the repurchases under our July 2013 program with respect to issuances of shares under our equity compensation programs during 2018.

We may utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

General Economic Conditions and Other Factors

Our operations and performance depend significantly on economic conditions. During the three months ended September 30, 2018, the percentage of our patient service revenue being reimbursed under government-sponsored or funded healthcare programs (the “GHC Programs”), decreased slightly as compared to the three months ended June 30, 2018 and remained relatively flat as compared to the three months ended September 30, 2017. We could, however, experience shifts toward GHC Programs and patient volumes could decline if economic conditions deteriorate or changes occur in population demographics within geographic locations in which we provide services. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, due to the rising costs of managed care premiums and patient responsibility amounts, we may experience lower net revenue resulting from increased bad debt due to patients’ inability to pay for certain services.

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

The ACA remains subject to continuing legislative and administrative scrutiny, including efforts by the Republican-controlled Congress and the current Administration to amend or repeal a number of its provisions, as well as administrative actions delaying the effectiveness of key provisions. At the end of 2017, Congress repealed part of the ACA that required most individuals to purchase and maintain health insurance. The 2018 mid-term elections in November 2018 may change or modify the balance of power in Congress and may change the direction of future health-related legislation. If the ACA is repealed or further substantially modified, or if implementation of certain aspects of the ACA are diluted or delayed, such repeal, modification or delay may impact our business, financial condition, results of operations, cash flows and the trading price of our securities. We are unable to predict the impact of any repeal, modification or delay in the implementation of the ACA, including the repeal of the individual mandate, on us at this time.

In addition to the potential impacts to the ACA under the current Administration and Congress, there could be more sweeping changes to GHC Programs, such as a change in the structure of Medicaid by converting it into a block grant or instituting “per capita caps,” which could eliminate the guarantee that everyone who is eligible and applies for benefits would receive them and could potentially give states sweeping new authority to restrict eligibility, cut benefits and make it more difficult for people to enroll. Additionally, several states are considering and pursuing changes to their Medicaid programs, such as requiring recipients to engage in employment activities as a condition of eligibility for most adults, disenrolling recipients for failure to pay a premium, or adjusting premium amounts based on income.

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

The Medicare Access and CHIP Reauthorization Act

Medicare pays for most physician services based upon a national service-specific fee schedule. In 2015, Congress enacted the Medicare Access and CHIP Reauthorization Act (“MACRA”), which provides physicians 0.5% annual increases in reimbursement through 2019 as Medicare transitions to a payment system designed to reward physicians for the quality of care provided, rather than the quantity of procedures performed. MACRA requires physicians to choose to participate in one of two payment formulas, Merit-Based Incentive Payment System (“MIPS”) or Alternative Payment Models (“APMs”). Beginning in 2019, MIPS will allow eligible physicians to receive incentive payments based on the achievement of certain quality and cost metrics, among other measures, and be reduced for those who are underperforming against those same metrics and measures. As an alternative, physicians can choose to participate in an Advanced APM. Advanced APMs are exempt from the MIPS requirements, and physicians who are meaningful participants in APMs will receive bonus payments from Medicare pursuant to the law. We currently anticipate that our affiliated physicians will be eligible to receive bonus payments in 2019 through participation in the MIPS, although the amounts of such bonus payments are not expected to be material. We will continue to operationalize the provisions of MACRA and assess any further changes to the law or additional regulations enacted pursuant to the law.

We cannot predict the ultimate effect that these changes will have on us, nor can we provide any assurance that its provisions will not have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

Medicaid Expansion

The ACA also allows states to expand their Medicaid programs through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historic eligibility levels to 133% of the federal poverty level. To date, 33 states and the District of Columbia have expanded Medicaid eligibility to cover this additional low income patient population, and other states are considering expansion. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household income is at or below 133% of the federal poverty level.

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

For a reconciliation of each of EBITDA and Adjusted EPS to the most directly comparable GAAP measures for the three and nine months ended September 30, 2018 and 2017, refer to the tables below (in thousands, except per share data). In addition, historical reconciliations of EBITDA and Adjusted EPS are available on our Internet website at www.mednax.com under the

Investors tab. Our Internet website and the information contained therein or connected thereto are not incorporated into or deemed a part of this Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$65,575	$65,880	$208,415	$184,269
Interest expense	21,782	18,428	63,321	54,715
Income tax provision	24,873	42,119	79,054	117,811
Depreciation and amortization	28,709	25,116	81,390	76,465

EBITDA	$140,939	$151,543	$432,180	$433,260

	Three Months Ended September 30,
	2018		2017
Weighted average diluted shares outstanding	91,359		92,881
Net income and diluted net income per share	$65,575	$0.72	$65,880	$0.71

Adjustments:
Amortization (net of tax of $5,255 and $6,502)	13,853	0.15	10,170	0.11
Stock-based compensation (net of tax of $2,460 and $3,023)	6,484	0.07	4,728	0.05

Adjusted net income and diluted EPS	$85,912	$0.94	$80,778	$0.87

	Nine Months Ended September 30,
	2018		2017
Weighted average diluted shares outstanding	92,760		93,014
Net income and diluted net income per share	$208,415	$2.25	$184,269	$1.98

Adjustments:
Amortization (net of tax of $14,841 and $20,146)	39,126	0.42	31,510	0.34
Stock-based compensation (net of tax of $8,070 and $8,788)	21,274	0.23	13,745	0.15

Adjusted net income and diluted EPS	$268,815	$2.90	$229,524	$2.47

Results of Operations

Three Months Ended September 30, 2018 as Compared to Three Months Ended September 30, 2017

Our net revenue increased $27.7 million, or 3.2%, to $896.7 million for the three months ended September 30, 2018, as compared to $869.0 million for the same period in 2017. Of this $27.7 million increase, $17.5 million, or 2.0%, was attributable to revenue generated from acquisitions completed after June 30, 2017 and $10.2 million, or 1.2%, was attributable to an increase in same-unit net revenue. Same units are those units at which we provided services for the entire current period and the entire comparable period. The increase in same-unit net revenue was comprised of an increase of $5.1 million, or 0.6%, related to patient service volumes and a net increase of $5.1 million, or 0.6%, from net reimbursement-related factors. The increase in revenue of $5.1 million from patient service volumes was related to growth across almost all of our services, partially offset by a decrease in our neonatology services. The net increase in revenue of $5.1 million related to net reimbursement-related factors was primarily due to modest improvements in managed care contracting.

Practice salaries and benefits increased $39.2 million, or 6.7%, to $625.7 million for the three months ended September 30, 2018, as compared to $586.5 million for the same period in 2017. This $39.2 million increase was primarily attributable to increased costs associated with physicians and other staff to support organic-growth initiatives, acquisition-related growth and growth at our existing units, of which $35.8 million was related to salaries and $3.4 million was related to benefits and incentive compensation. Included within practice salaries and benefits expense in the third quarter of 2018 is $9.9 million for certain physicians who will remain employed through December 31, 2018 despite the non-renewal of an anesthesia services contract by one of our hospital partners effective July 1, 2018, under which they had previously provided services. We anticipate that practice salaries and benefits expense for the fourth quarter of 2018 will include a similar amount of salaries and benefit costs for these physicians. In addition, we anticipate that we will continue to experience a higher rate of growth in clinician compensation expense at our existing units over historic averages, which could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our securities.

Practice supplies and other operating expenses increased $0.7 million, or 2.2%, to $30.2 million for the three months ended September 30, 2018, as compared to $29.5 million for the same period in 2017. The increase was primarily attributable to practice supply, rent and other costs related to our acquisitions.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician practices and services, as well as those attributable to our non-physician service businesses. General and administrative expenses increased $1.5 million, or 1.5%, to $102.9 million for the three months ended September 30, 2018, as compared to $101.4 million for the same period in 2017. Included within general and administrative expenses was a decrease of approximately $6.0 million in cost improvement as part of our corporate initiative. General and administrative expenses as a percentage of net revenue was 11.5% for the three months ended September 30, 2018, as compared to 11.7% for the same period in 2017.

Depreciation and amortization expense increased $3.6 million, or 14.3%, to $28.7 million for the three months ended September 30, 2018, as compared to $25.1 million for the same period in 2017. The increase was primarily attributable to the amortization of intangible assets related to acquisitions.

Income from operations decreased $17.2 million, or 13.7%, to $109.2 million for the three months ended September 30, 2018, as compared to $126.4 million for the same period in 2017. Our operating margin was 12.2% for the three months ended September 30, 2018, as compared to 14.6% for the same period in 2017. The decrease of 238 basis points was primarily due to the impacts from the non-renewal of an anesthesia services contract by one of our hospital partners effective July 1, 2018 as well as lower same-unit revenue.

Net non-operating expenses were $18.7 million for the three months ended September 30, 2018, as compared to $18.4 million for the same period in 2017. The net increase in non-operating expenses was primarily related to an increase in interest expense due to higher average interest rates on slightly higher outstanding borrowings under our credit agreement (the “Credit Agreement”).

Our effective income tax rate was 27.5% and 39.0% for the three months ended September 30, 2018 and 2017, respectively. The decrease in our effective tax rate is primarily related to the reduction in the corporate tax rate enacted under the Tax Cuts and Jobs Act of 2017.

Net income was $65.6 million for the three months ended September 30, 2018, as compared to $65.9 million for the same period in 2017. EBITDA was $140.9 million for the three months ended September 30, 2018, as compared to $151.5 million for the same period in 2017.

Diluted net income per common and common equivalent share was $0.72 on weighted average shares outstanding of 91.4 million for the three months ended September 30, 2018, as compared to $0.71 on weighted average shares outstanding of 92.9 million for the same period in 2017. Adjusted EPS was $0.94 for the three months ended September 30, 2018, as compared to $0.87 for the same period in 2017. The decrease of 1.5 million in our weighted average shares outstanding is primarily due to the impact of shares repurchased under our share repurchase programs.

Nine Months Ended September 30, 2018 as Compared to Nine Months Ended September 30, 2017

Our net revenue increased $166.9 million, or 6.6%, to $2.71 billion for the nine months ended September 30, 2018, as compared to $2.55 billion for the same period in 2017. Of this $166.9 million increase, $98.7 million, or 3.7%, was attributable to revenue generated from acquisitions completed after December 31, 2016 and $68.2 million, or 2.9%, was attributable to an increase in same-unit net revenue. Same units are those units at which we provided services for the entire current period and the entire comparable period. The increase in same-unit net revenue was comprised of a net increase of $36.0 million, or 1.5%, related to patient service volumes and an increase of $32.2 million, or 1.4%, from net reimbursement-related factors. The increase in revenue of $36.0 million from patient service volumes was related to growth across almost all of our services. The net increase in revenue of $32.2 million related to net reimbursement-related factors was primarily due to modest improvements in managed care contracting, the flow through of revenue from modest price increases and an increase in the administrative fees received from our hospital partners, partially offset by a decrease in revenue caused by an increase in the percentage of our patients enrolled in GHC Programs.

Practice salaries and benefits increased $158.2 million, or 9.2%, to $1.88 billion for the nine months ended September 30, 2018, as compared to $1.72 billion for the same period in 2017. This $158.2 million increase was primarily attributable to increased costs associated with physicians and other staff primarily to support organic-growth initiatives, acquisition-related growth and growth at our existing units, of which $132.6 million was related to salaries and $25.6 million was related to benefits and incentive compensation. Included within practice salaries and benefits expense during the nine months ended September 30, 2018 is $9.9 million for certain physicians who will remain employed through December 31, 2018 despite the non-renewal of an anesthesia services contract by one of our hospital partners effective July 1, 2018, under which they had previously provided services. We anticipate that practice salaries and benefits expense for the fourth quarter of 2018 will include a similar amount of salaries and benefit costs for these physicians. In addition, we anticipate that we will continue to experience a higher rate of growth in clinician compensation expense at our existing units over historic averages, which could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our securities.

Practice supplies and other operating expenses increased $4.4 million, or 5.1%, to $92.6 million for the nine months ended September 30, 2018, as compared to $88.2 million for the same period in 2017. The increase was primarily attributable to practice supply, rent and other costs related to our acquisitions.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician practices and services, as well as those attributable to our non-physician service businesses. General and administrative expenses increased $11.4 million, or 3.7%, to $319.6 million for the nine months ended September 30, 2018, as compared to $308.2 million for the same period in 2017. The net increase of $11.4 million is attributable to the overall growth of the Company, including growth from acquisitions. Included within general and administrative expenses was an increase of $6.7 million of stock-based compensation expense primarily resulting from the change in timing of our annual equity grants from June to March in order to align the timing with other compensation related activities and a decrease of $18.0 million in cost improvement as part of our corporate initiative. General and administrative expenses as a percentage of net revenue was 11.8% for the nine months ended September 30, 2018, as compared to 12.1% for the same period in 2017.

Depreciation and amortization expense increased $4.9 million, or 6.4%, to $81.4 million for the nine months ended September 30, 2018, as compared to $76.5 million for the same period in 2017. The increase was primarily attributable to the amortization of intangible assets related to acquisitions.

Income from operations decreased $12.1 million, or 3.4%, to $342.3 million for the nine months ended September 30, 2018, as compared to $354.4 million for the same period in 2017. Our operating margin was 12.6% for the nine months ended September 30, 2018, as compared to 13.9% for the same period in 2017. The decrease of 130 basis points was due to the impacts from the non-renewal of an anesthesia services contract by one of our hospital partners effective July 1, 2018 as well as lower same-unit revenue.

Net non-operating expenses were $54.8 million for the nine months ended September 30, 2018, as compared to $52.3 million for the same period in 2017. The net increase in non-operating expenses was primarily related to an increase in interest expense due to higher average interest rates on slightly higher outstanding borrowings under our Credit Agreement.

Our effective income tax rate was 27.5% and 39.0% for the nine months ended September 30, 2018 and 2017, respectively. The decrease in our effective tax rate is primarily related to the reduction in the corporate tax rate enacted under the Tax Cuts and Jobs Act of 2017.

Net income was $208.4 million for the nine months ended September 30, 2018, as compared to $184.3 million for the same period in 2017. EBITDA was $432.2 million for the nine months ended September 30, 2018, as compared to $433.3 million for the same period in 2017.

Diluted net income per common and common equivalent share was $2.25 on weighted average shares outstanding of 92.8 million for the nine months ended September 30, 2018, as compared to $1.98 on weighted average shares outstanding of 93.0 million for the same period in 2017. Adjusted EPS was $2.90 for the nine months ended September 30, 2018, as compared to $2.47 for the same period in 2017.

Liquidity and Capital Resources

As of September 30, 2018, we had $34.5 million of cash and cash equivalents on hand as compared to $60.2 million at December 31, 2017. Additionally, we had working capital of $189.5 million at September 30, 2018, an increase of $93.7 million from working capital of $95.8 million at December 31, 2017. This net increase in working capital is primarily due to year-to-date earnings and net borrowings on our Credit Agreement, partially offset by the use of funds for repurchases of our common stock and acquisitions.

Cash Flows

Cash provided by (used in) operating, investing and financing activities is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Operating activities	$162,331	$315,743
Investing activities	(47,780)	(387,477)
Financing activities	(140,290)	64,439

Operating Activities

During the nine months ended September 30, 2018, our net cash provided from operating activities was $162.3 million, compared to $315.7 million for the same period in 2017. The net decrease in cash provided of $153.4 million was primarily due a decrease in cash flow from income taxes resulting from tax payments made in the first quarter of 2018 for 2017 taxes that were deferred by the Internal Revenue Service for companies impacted by the 2017 hurricanes as well as a net decrease in cash flow related to changes in the components of our accounts payable and accrued expenses, partially offset by an increase in cash flow related to higher earnings.

During the nine months ended September 30, 2018, cash flow from accounts receivable decreased by $18.8 million, as compared to a decrease of $9.1 million for the same period in 2017. The decrease in cash flow from accounts receivable for the nine months ended September 30, 2018 was primarily due to increased ending accounts receivable balances at existing units.

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO was 53.6 days at September 30, 2018 as compared to 50.9 days at December 31, 2017.

Investing Activities

During the nine months ended September 30, 2018, our net cash used in investing activities of $47.8 million primarily included capital expenditures of $38.1 million, acquisition payments of $27.0 million and net purchases of $5.4 million related to the purchase and maturity of investments, partially offset by proceeds of $22.8 million related to the sale of the controlling interest in a group of assets to a third party.

Financing Activities

During the nine months ended September 30, 2018, our net cash used in financing activities of $140.3 million consisted primarily of the repurchase of $302.2 million of our common stock, partially offset by net borrowings on our Credit Agreement of $153.5 million and proceeds of $13.3 million from the exercise of employee stock options and the issuance of common stock under our 1996 Non-Qualified Employee Stock Purchase Plan, as amended, and 2015 Non-Qualified Stock Purchase Plan.

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

At September 30, 2018, we had an outstanding principal balance of $1.26 billion on our Credit Agreement. We also had outstanding letters of credit of $0.2 million which reduced the amount available on our Credit Agreement to $735.8 million at September 30, 2018.

At September 30, 2018, the outstanding principal balance on our 5.25% senior unsecured notes due 2023 (the “2023 Senior Notes”) was $750.0 million. Our obligations under the 2023 Senior Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee the Credit Agreement. Interest on the 2023 Senior Notes accrues at the rate of 5.25% per annum, or $39.4 million, and is payable semi-annually in arrears on June 1 and December 1. The indenture under which the 2023 Senior Notes are issued, among other things, limits our ability to (1) incur liens and (2) enter into sale and lease-back transactions, and also limits our ability to merge or dispose of all or substantially all of our assets, in all cases, subject to a number of customary exceptions. Although we are not required to make mandatory redemption or sinking fund payments with respect to the 2023 Senior Notes, upon the occurrence of a change in control of MEDNAX, we may be required to repurchase the 2023 Senior Notes at a purchase price equal to 101% of the aggregate principal amount of the 2023 Senior Notes repurchased plus accrued and unpaid interest.

At September 30, 2018, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under our Credit Agreement and the 2023 Senior Notes. We believe we will be in compliance with these covenants throughout 2018.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at September 30, 2018 was $244.4 million, of which $33.5 million is classified as a current liability within accounts payable and accrued expenses in the Condensed Consolidated Balance Sheet. In addition, there is a corresponding insurance receivable of $16.7 million recorded as a component of other assets for certain professional liability claims that are covered by insurance policies.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We intend to manage interest rate risk through the use of a combination of fixed rate and variable rate debt. We borrow under our Credit Agreement at various interest rate options based on the Alternate Base Rate or LIBOR rate depending on certain financial ratios. At September 30, 2018, the outstanding principal balance on our Credit Agreement was $1.26 billion. Considering the total outstanding balance of $1.26 billion, a 1.0% change in interest rates would result in an impact to income before income taxes of approximately $12.6 million per year.

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

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2018, the Company repurchased 4.2 million shares of its common stock in connection with a share repurchase program that was approved by its Board of Directors in August 2018.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Programs (a)
July 1 – July 31, 2018	—	$—	—	(a)
August 1 – August 31, 2018	—	—	—	(a)
September 1 – September 30, 2018	4,223,864	(b)	(b)	(a)

Total	4,223,864	(b)	(b)	(a)

(a)

We have two active repurchase programs. Our July 2013 program allows us to repurchase shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs, which was estimated to be approximately 1.1 million shares for 2018. The share repurchases under that program were completed during the second quarter of 2018. Our August 2018 repurchase program allows us to repurchase up to an additional $500.0 million of shares of our common stock, of which we have repurchased approximately $250.0 million, inclusive of the aggregate value of common stock held back pending final settlement of our accelerated share repurchase program entered into on August 31, 2018.

(b)

The number of shares repurchased represents the initial shares delivered under an accelerated share repurchase (“ASR”) program and does not represent the final number of shares to be delivered. The total number of shares that the Company will repurchase under the ASR will be based on the daily volume-weighted average price per shares of the Company’s common stock during the repurchase period, less a discount. Therefore, the average price paid per share will be determined at the end of the applicable repurchase period.

The amount and timing of any future repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

Item 6.	Exhibits

Exhibit No.	Description

10.1+	Confirmation – Uncollared Accelerated Share Repurchase dated as of August 31, 2018 between Bank of America, N.A. and MEDNAX, Inc.*

31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
*

Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to this omitted information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDNAX, INC.

Date: November 1, 2018	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2018	By:	/s/ Vivian Lopez-Blanco
Vivian Lopez-Blanco
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 1, 2018	By:	/s/ John C. Pepia
John C. Pepia
Chief Accounting Officer (Principal Accounting Officer)