Form 10-K
period 2018-12-31
MEDNAX, INC.
filed 2019-02-14
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of shares of Common Stock of the registrant held by non-affiliates of the registrant on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $3,943,237,534 based on a $43.28 closing price per share as reported on the New York Stock Exchange composite transactions list on such date.

The number of shares of Common Stock of the registrant outstanding on February 7, 2019 was 87,920,463.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, with respect to the 2019 Annual Meeting of Shareholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in the Form 10-K, each document incorporated by reference herein is deemed not to be filed as part hereof.

MEDNAX, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2018

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

OVERVIEW

MEDNAX is a leading provider of physician services including newborn, anesthesia, maternal-fetal, radiology and teleradiology, pediatric cardiology and other pediatric subspecialty care. At December 31, 2018, our national network comprised over 4,210 affiliated physicians, including 1,270 physicians who provide neonatal clinical care, primarily within hospital-based neonatal intensive care units (“NICUs”), to babies born prematurely or with medical complications. We have 1,315 affiliated physicians who provide anesthesia care to patients in connection with surgical and other procedures, as well as pain management. In addition, we have 365 affiliated physicians who provide maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network also includes other pediatric subspecialists, including 190 physicians providing pediatric intensive care, 110 physicians providing pediatric cardiology care, 140 physicians providing hospital-based pediatric care, 25 physicians providing pediatric surgical care, and 10 physicians providing pediatric ear, nose and throat and pediatric ophthalmology services.

MEDNAX also provides radiology services through a network of over 355 affiliated physicians, as well as teleradiology services through a network of 430 affiliated physicians. In addition to our national physician network, we provide services to healthcare facilities and physicians, including ours, through complementary businesses, consisting of a management services organization focusing on full-service revenue cycle management and a consulting services company.

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

OUR PHYSICIAN SPECIALTIES AND SERVICES

The following discussion describes our physician specialties and the care that we provide:

Neonatal Care

We provide clinical care to babies born prematurely or with complications within specific units at hospitals, primarily NICUs, through our network of affiliated neonatal physician subspecialists (“neonatologists”), neonatal nurse practitioners and other pediatric clinicians who staff and manage clinical activities at more than 400 NICUs in 36 states and Puerto Rico. Neonatologists are board-certified, or eligible-to-apply-for-certification, physicians who have extensive education and training for the care of babies born prematurely or with complications that require complex medical treatment. Neonatal nurse practitioners are registered nurses who have advanced training and education in assessing and treating the healthcare needs of newborns and infants as well as managing the needs of their families.

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

Anesthesia and Anesthesia Subspecialty Care

We provide anesthesia care at over 150 hospitals, 155 ambulatory surgery centers and office-based practices across 15 states. Following the “care team” model, our affiliated anesthesiologists work with both practice and hospital-employed certified registered nurse anesthetists (“CRNAs”), anesthesiologist assistants (“AAs”) and other clinicians to provide high quality, cost efficient and service-oriented anesthesia care to our patients. Our anesthesiologists are board-certified, or eligible-to-apply-for-certification, physicians who are responsible for administering anesthesia to relieve pain and for managing vital life functions during surgery, including breathing, heart rhythm and blood pressure.

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

Pain Management

We also provide acute and chronic pain management services in over 30 pain management centers through our network of affiliated physicians and physician assistants. Our affiliated physicians are board-certified in anesthesiology or neurology and board-certified, or eligible-to-apply-for-certification, in pain medicine. This advanced training and education expands treatment options available for both acute and chronic pain sufferers. The physicians develop treatment plans specific to the patients’ individual needs that include interventional techniques such as trigger point and facet injections, pain pumps, nerve stimulators, radiofrequency ablation and catheters, as well as medication management.

Maternal-Fetal Care

We provide inpatient and office-based clinical care to expectant mothers and their unborn babies through our affiliated maternal-fetal medicine subspecialists as well as obstetricians and other clinicians, such as maternal-fetal nurse practitioners, certified nurse mid-wives, ultrasonographers and genetic counselors. Maternal-fetal medicine subspecialists are board-certified, or eligible-to-apply-for-certification, obstetricians who have extensive education and training for the treatment of high-risk expectant mothers and their fetuses. Our affiliated maternal-fetal medicine subspecialists practice primarily in metropolitan areas where we have affiliated neonatologists to provide coordinated care for women with complicated pregnancies whose babies are often admitted to a NICU upon delivery. We believe continuity of treatment from mother and developing fetus during the pregnancy to the newborn upon delivery has improved the clinical outcomes of our patients.

Pediatric Cardiology Care

We provide inpatient and office-based pediatric cardiology care of the fetus, infant, child and adolescent patient with congenital heart defects and acquired heart disease, as well as adults with congenital heart defects through our affiliated pediatric cardiologist subspecialists and other related clinical professionals such as pediatric nurse practitioners, echocardiographers, other diagnostic technicians, and exercise physiologists. Pediatric cardiologists are board-certified, or eligible-to-apply for certification, pediatricians who have additional education and training in congenital heart defects and pediatric acquired heart disorders.

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

Pediatric Intensive Care. Pediatric intensivists are hospital-based pediatricians with additional education and training in caring for critically ill or injured children and adolescents. Our affiliated physicians who provide this clinical care staff and manage pediatric intensive care units (“PICUs”) at approximately 65 hospitals.

Pediatric Hospitalists. Pediatric hospitalists are hospital-based pediatricians specializing in inpatient care and management of acutely ill children. Our affiliated hospital-based physicians provide this inpatient pediatric and newborn care in PICUs, NICUs and pediatric emergency rooms at approximately 45 hospitals.

Pediatric Surgery. Pediatric surgeons provide specialized care for patients ranging from newborns to adolescents, for all problems or conditions that require surgical intervention, and often have particular expertise in the areas of neonatal, prenatal, trauma, and pediatric oncology. Our affiliated physicians in this subspecialty include pediatric urologists, pediatric plastic and craniofacial surgeons and general and thoracic pediatric surgeons. Areas of particular expertise include management of neonatal and congenital anomalies, prenatal counseling, trauma management, pediatric oncology, gastrointestinal surgery, as well as common pediatric surgical conditions.

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

Newborn Hearing Screening Program. Our affiliated physicians also oversee our newborn hearing screening program. Since we launched this program in 1994, we believe that we have become the largest provider of newborn hearing screening services in the United States. In 2018, we screened over 865,000 babies for potential hearing loss at 450 hospitals across the nation. Over 40 states either require newborns to be screened for potential hearing loss before being discharged from the hospital or require that parents be offered the opportunity to submit their newborns to hearing screens. We contract or coordinate with hospitals to provide newborn hearing screening services.

Radiology and Teleradiology

Radiology. We provide radiology services including diagnostic imaging, interventional radiology, women’s imaging, cardiac imaging and nuclear medicine, among others, through a network of over 355 affiliated physicians. We believe that we bring a unique value proposition to radiology physician groups, in that we can provide practice management support and a technology platform enabling radiology to be practiced at a national level, as well as teleradiology capabilities that can enhance their efficiency, provide subspecialty access and help them to grow strategically and remain competitive while meeting the demands of their hospital partners, third-party payors and regulatory bodies. In addition, we believe that radiology physicians in a group practice can complement the staffing needs for our teleradiology services business during certain times, such as nights and weekends, when they are not providing services at their practices.

We recently launched two programs: the MEDNAX Radiology Artificial Intelligence Incubator (“AI Incubator”) and the MEDNAX Radiology Centers of Excellence (“Centers of Excellence”). We expect the AI Incubator program to bring together radiologists, a rich and diverse clinical dataset, and a growing ecosystem of partners to build future tools for radiology with the primary goal of improving patient care. Through a strong partnership between clinical and technical leadership as well as a key group of external partners with shared goals, the program aims to improve the overall quality of patient care by increasing radiologists’ accuracy and efficiency, ultimately impacting patient outcomes. The Centers of Excellence program is designed to provide added value to our hospital partners and patients alike, including continuous access to radiologist subspecialty expertise, world-class information technology and quality metrics for patient safety.

Teleradiology. Teleradiology represents a component of the broader radiology industry whereby radiographic images are transmitted from one location to another for interpretation. Through our vRad business, we provide teleradiology services to approximately 2,100 client hospitals, health systems and radiology groups across all 50 states, the District of Columbia and Puerto Rico. With over 430 U.S. board-certified and eligible radiologists currently reading images in the network, the majority of whom are subspecialty trained, we are able to interpret over 6 million patient studies annually and process over 2 billion images on what we believe is the world’s largest and most advanced telemedicine platform, which is covered by more than 18 patents. This telemedicine platform enables referring physicians to quickly and securely pass patient imaging and information to radiologists, improving the speed, accuracy and cost of clinical diagnoses.

We have also invested heavily in cloud-based technology to develop our radiology workflow system that supports the distribution, prioritization and completion of imaging studies. Each component of our radiology workflow system, from our submittal process, to our post-diagnostic analytics and benchmarking capabilities, provides evidence-based insight to help clients make better decisions for the health of patients and their practice of radiology. Our radiology workflow system allows for real-time personal connections between our radiologists and our hospital, health system and radiology group partners.

We believe that teleradiology services are poised for growth and that there are numerous opportunities for cross-selling vRad’s services within MEDNAX’s existing customer base. We believe that teleradiology will play a significant role in the practice of radiology in the future. Our teleradiology business has continued to identify opportunities throughout the country for our radiology physician group practices to expand their presence, and we believe this is becoming a key differentiator as we continue building a broader radiology business.

Management Services Organization

In addition to our national physician network, we provide services nationwide to healthcare facilities and physicians, including ours, through complementary businesses, consisting of a management services organization that offers full-service revenue cycle management solutions and innovative technology used for patient/physician connectivity as well as a consulting services company. Our management services organization provides a suite of solutions including a range of patient access and communications, full-service revenue cycle management, consulting and analytics services, billing and coding, patient responsibility, eligibility and disability, complex accounts receivable services such as workers’ compensation, out-of-state Medicaid eligibility and more, and mobile-first engagement and communication software for patients and providers. Our solutions are designed to engage patients, empower physicians and hospitals and other healthcare providers and improve financial outcomes throughout the entire healthcare continuum. We provide these services at more than 2,600 hospitals and other healthcare providers nationwide. In November 2018, we announced the initiation of a process to potentially divest our management services organization to allow us to focus our organization on our core physician services business. However, there can be no assurance that this process will result in a transaction, and we may decide to retain all or part of the management services organization.

Consulting Services

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

Clinical Research, Education, Quality and Safety

As part of our ongoing commitment to improving patient care through evidence-based medicine, we also conduct clinical research, monitor clinical outcomes and implement clinical quality initiatives with a view to improving patient outcomes, shortening the length of hospital stays and reducing long-term health system costs. Our physician-centric approach to clinical research and continuous quality improvement has demonstrated improvements in clinical outcomes, while reducing the costs of care associated with complications as well as variability in protocols. We provide extensive continuing medical education and continuing nursing education to our affiliated clinicians in an effort to ensure that they have access to current treatment methodologies, national best practices and evidence-based guidelines. We believe that referring and collaborating physicians, hospitals, third-party payors and patients all benefit from our clinical research, education, quality and safety initiatives.

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

Neonatal Medicine. Of the approximately 3.9 million births in the United States annually, we estimate that approximately 14% require NICU admission. Numerous institutions conduct research to identify potential causes of premature birth and medical complications that often require NICU admission. Some common contributing factors include the presence of hypertension or diabetes in the mother, lack of prenatal care, complications during pregnancy, drug and alcohol abuse and smoking or poor nutritional habits during pregnancy. Babies admitted to NICUs typically have an illness or condition that requires the care of a neonatologist. Babies who are born prematurely or have a low birth weight often require neonatal intensive care services because of an increased risk for medical complications. We believe obstetricians generally prefer to perform deliveries at hospitals that provide a full complement of labor and delivery services, including a NICU staffed by board-certified, or eligible-to-apply-for-certification, neonatologists. Because obstetrics is a significant source of hospital admissions, hospital administrators have responded to these demands by establishing NICUs and contracting with independent neonatology group practices, such as our affiliated professional contractors, to staff and manage these units. As a result, NICUs within the United States tend to be concentrated in hospitals with higher volumes of births. There are approximately 5,600 board-certified neonatologists in the United States.

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

Maternal-Fetal Medicine. Expectant mothers with pregnancy complications often seek or are referred by their obstetricians to maternal-fetal medicine subspecialists. These subspecialists provide inpatient and office-based care to women with conditions such as diabetes, heart disease, hypertension, multiple gestation, recurrent miscarriage, family history of genetic diseases, suspected fetal birth defects and other complications during their pregnancies. We believe that improved maternal-fetal care has a positive impact on neonatal outcomes. Data on neonatal outcomes demonstrates that, in general, the likelihood of mortality or an adverse condition or outcome (referred to as “morbidity”) is reduced the longer a baby remains in the womb. There are approximately 2,500 board-certified maternal-fetal medicine subspecialists in the United States.

Pediatric Cardiology Medicine. Pediatric cardiologists provide inpatient and office-based cardiology care of the fetus, infant, child, and adolescent with congenital heart defects and acquired heart disease, as well as providing care to adults with congenital heart defects. We estimate that approximately one in every 125 babies is born with some form of heart defect. With advancements in care, there are approximately 1.4 million adults in the United States today living with congenital heart disease. There are approximately 2,800 board-certified pediatric cardiologists in the United States.

Other Pediatric Subspecialty Medicine. Other areas of pediatric subspecialty medicine are closely associated with maternal-fetal-newborn medical care. For example, pediatric intensivists are subspecialists who care for critically ill or injured children and adolescents in PICUs. There are approximately 2,200 board-certified pediatric intensivists in the United States. As another example, pediatric hospitalists are pediatricians who provide care in many hospital areas, including labor and delivery and the newborn nursery. In addition, pediatric surgeons provide specialized care for patients ranging from newborns to adolescents, for all problems or conditions affecting children that require surgical intervention, and often have particular expertise in the areas of neonatal, prenatal, trauma, and pediatric oncology. There are approximately 1,000 board-certified pediatric surgeons in the United States.

Radiology. Radiology is the branch of medical science that uses a variety of medical imaging technology to diagnose injury and disease and sometimes treat diseases in the body. A variety of imaging techniques such as X-ray, fluoroscopy, ultrasound, computed tomography (CT), nuclear medicine, including positron emission tomography (PET), and magnetic resonance imaging (MRI) are used. Interventional radiology is the performance of typically minimally invasive medical procedures with the guidance of imaging technologies. According to the U.S. Census Bureau, the U.S. population continues to expand and the fastest-growing segment of the population consists of individuals over the age of 65. The growth in population and, in particular the age 65 or greater segment, is expected to result in an increase in demand for radiology services as the increased medical needs of this population require more imaging. There are approximately 34,000 board-certified radiologists in the United States.

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

The healthcare landscape is changing rapidly, particularly in various areas that hospitals and other healthcare providers typically have not invested in. Our solutions become even more relevant in these specific areas. For example, as patient responsibility balances continue to grow and become harder to collect, our management services organization’s unique process of patient outreach and communication, before the healthcare bills are even sent, is a proven solution to this problem that also enhances patient satisfaction. Our management services organization also helps hospitals and other healthcare providers streamline the eligibility process for Medicaid. Medicaid eligibility is not a simple process to establish, as it differs across states and must be reestablished monthly, and is a critical function as there are millions of individuals who are eligible for Medicaid. We believe that our solutions address the key areas where hospitals and other healthcare providers must adapt to the changes in the business of healthcare.

In November 2018, we announced the initiation of a process to potentially divest our management services organization to allow us to focus our organization on our core physician services business. However, there can be no assurance that this process will result in a transaction, and we may decide to retain all or part of the management services organization.

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

We also continue to expand our services in telemedicine, which is the use of telecommunication and information technology in order to provide clinical healthcare at a distance. Our acquisition of vRad was a significant milestone in this rapidly evolving area of healthcare and provided us with vRad’s proprietary technology and workflow platform. Similarly, we expect that many pediatric subspecialties as well as maternal-fetal medicine, will benefit in the future from having a robust platform in telemedicine. Telemedicine services are well documented as high quality, safe and efficient means of expanding physician services into metropolitan and rural communities. We have expanded our services to provide these remote programs to our hospital partners. These programs enhance the standing of our hospital partners while creating another portal of entry of pediatric patients to our inpatient service lines.

Additionally, with the goal of further expanding our organic growth strategy, our national sales team pursues opportunities across our service lines by employing a targeting strategy with a specific focus and prioritization. This sales team works with existing hospital and other healthcare partners and also focuses on building new relationships with hospitals and other service providers to which we do not currently provide services in order to offer clinical and other solutions and respond to requests for proposals. Our growth teams are managed under one collaborative group that addresses acquisition and organic growth opportunities with the shared goal of MEDNAX being viewed by hospitals and other partners as a multi-specialty health solutions partner across all of its service lines.

•

Acquire physician practice groups. We continue to seek to expand our operations by acquiring established physician practices in our core physician specialties and pursuing complementary pediatric subspecialty physician groups outside of our core specialties when appropriate. During 2018, we added nine physician group practices, including five radiology practices, two neonatology practices, and two other pediatric subspecialty practices. We currently expect a modest level of acquisition activity during 2019 and intend to primarily focus that acquisition activity in our radiology, neonatology and other pediatric subspecialty service lines.

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

•

Focus on Shared Services and Operational Initiatives. We have developed a number of strategic initiatives across our organization, in both our shared services functions and our operational infrastructure, with a goal of generating improvements in our general and administrative expenses and our operational infrastructure. In our shared services departments, we are focused on improving processes, using our resources more efficiently and utilizing our scale more effectively to improve cost and service performance across our operations. Within our operational infrastructure, we have developed specific operational plans within each of our service lines and affiliated physician practices, with specific milestones and regular reporting, with the goal of generating long-term operational improvements and fostering even greater collaboration across our national medical group. We believe these strategic initiatives, together with our continued plans to invest in focused, targeted and strategic organic and acquisitive growth, position us well to deliver a differentiated value proposition to our stakeholders while continuing to provide the highest quality care for our patients.

CLINICAL RESEARCH, EDUCATION, QUALITY AND SAFETY

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

•

Clinical Research. We conduct clinical research to discover ways to improve clinical care for our patients and share our discoveries throughout the medical community through submissions to peer-reviewed literature. To help facilitate and support research efforts, MEDNAX established a Research Advisory Committee (RAC). The goal of the RAC is to design, implement and maintain a program for clinical research oversight and support that enables our practices to conduct research that is safe, effective, financially viable and legally compliant, while optimizing research opportunities. The RAC’s multi-disciplinary approach involves the collaboration of both clinical and business professionals, including finance, legal and compliance, and has ultimately enhanced our research efforts and improved overall process flow. With participating clinicians located throughout the country, the RAC supports a comprehensive scope of research efforts, allowing for a more in-depth look at our specialties. This nationwide perspective allows us to better anticipate future needs and opportunities.

•

Quality and Safety. Through the leadership of our affiliated clinicians, we have cultivated a culture of continuous quality improvement and safety, which is the cornerstone of our success and helps us to fulfill our mission. Our team of clinical experts leads and provides oversight for several national quality and safety programs across various specialties and subspecialties.

•

Continuous Quality Improvement (“CQI”). CQI initiatives are important for all of our physician specialties. As part of our dedication to improving quality across our affiliated practices, we provide our clinicians with the opportunity to collaborate and share best practices and facilitate access to valuable information, resources and professional development tools. From these collaborations, our affiliated physicians can identify areas for improvement, and then systematically monitor, study, learn, and implement change. There are several complex initiatives that are derived and based on our long-standing CQI efforts, such as our Regional Resource Teams, our National High Reliability Organization (“HRO”) program and our Performance Improvement Teams. For anesthesia care, we have launched a new Comprehensive Enhanced Recovery after Surgery program and continue to offer a Centers for Medicare and Medicaid Service (“CMS”) certified Qualified Clinical Data Registry (“QCDR”). Our quality metrics are analyzed to include standard clinical outcome reporting, trend analysis and threshold performance, all of which are provided to our individual physicians. The quality committees and medical directors of the practices manage quality improvement programs and drive best practices that are adapted to the needs of the local care setting.

•

Patient Safety Organization (“PSO”). We have established a federally listed PSO, the mission of which is to improve the quality and safety of care rendered by our clinical providers through the collection and analysis of quality data. As a federally listed PSO, our mission to improve the safety of care rendered is supported by the dissemination of best practices information and implementation of patient safety programs. Both our anesthesiology HRO program and women’s and children’s HRO program aim to provide “Just Culture” training to our clinicians. The complex curriculum has been customized to meet our affiliated physician practices’ needs and is based on principles outlined by the Agency for Healthcare Research and Quality (“AHRQ”), Institute for Healthcare Improvement, National Patient Safety Foundation and Team STEPPS, the teamwork system developed by the AHRQ and the Department of Defense.

•

Simulation. Practicing critical decision-making, communication, task and teamwork skills with in situ scenarios promotes optimized clinical performance for high-risk, low-volume critical situations. To meet the needs of our health care providers, hospital and ASC partners, as well as our patients, MEDNAX offers a variety of customized simulation programs with the aim of instilling competence and confidence with one goal in mind: improved outcomes. Our Simulation Program has gained provisional accreditation by the Society for Simulation in Healthcare, a required first step towards attaining full accreditation, and currently offers highly interactive programs for neonatology, anesthesiology and hospital-based medicine practices. The effects of simulation are proven as a performance improvement method and are known to lead to enhanced communication and improved patient outcomes.

•

Education. Our commitment to clinical and research excellence is evidenced by our comprehensive educational and professional development opportunities offered. We provide extensive continuing medical education and continuing nursing education to our affiliated clinicians in an effort to ensure that they have access to current treatment methodologies, national best practices and evidence-based guidelines. As an Accreditation Council for Continuing Medical Education accredited provider, we offer a variety of live and online educational credit opportunities that can be accessed on demand by our providers and are in synergy with latest research publications and healthcare industry standards. We strive to expand our learning materials to new subspecialties. In addition, each year, thousands of healthcare providers worldwide take advantage of educational programs hosted by MEDNAX. We believe that the number of clinicians both nationally and internationally who participate in these activities is evidence of the depth and breadth of our clinical expertise and position as an industry leader.

•

Innovation. We believe collaborative innovation is a pathway towards excellence in research, education, quality and safety. Because of the critical role innovation plays, our team strives to integrate the latest technological advances, artificial or augmented intelligence, genetic discoveries and mobile applications into every day care. Tele- and mobile health, virtual reality, next generation sequencing, point-of-care diagnostics and advanced data analytics are currently shaping the future of medicine. Our team is actively engaged in designing projects that we believe will allow us to prevent disease, offer precision care and further optimize patient outcomes.

We believe that these initiatives have been enhanced by our integrated national presence together with our clinical and management information systems, which are an integral component of our clinical research and education activities. See “Our Information Systems.”

OUR INFORMATION SYSTEMS

We maintain several information systems that support our day-to-day operations, ongoing clinical initiatives and business analysis.

•

BabySteps®. BabySteps is a clinical electronic documentation system used by our affiliated neonatal physicians and other clinicians to record clinical progress notes and certain laboratory and radiology reports and provides a decision tree to assist them in certain situations with the selection of appropriate billing codes.

•

Clinical Data Warehouse. BabySteps enables our affiliated practices to capture a consistent set of clinical information about the patients we treat. We de-identify and transfer information from our electronic health records that reside in BabySteps to our “clinical data warehouse” that since inception has accumulated clinical information on more than 1.4 million patients and 25 million patient days. With comprehensive reporting tools, our physicians are able to use this information to benchmark outcomes, enhance clinical decision-making and advance best practices at the bedside. Using a variety of clinical performance markers, our de-identified data warehouse also helps us track medication and procedure interactions, link treatments to outcomes and identify opportunities to enhance patient outcomes. Our clinical data warehouse also helps us to identify which prospective clinical trials are most important and allows us to monitor the impact of our continuous quality improvement initiatives.

•

MEDNAX Qualified Clinical Data Registry (“QCDR”). MEDNAX QCDR is a quality metric acquisition and database that has been implemented in our anesthesiology, interventional pain and radiology physician practices. QCDR collects patient level data which is then stored, analyzed and reported to physicians and to CMS to address Merit-Based Incentive Payment System (“MIPS”) requirements within the CMS Quality Payment Program. Our affiliated clinicians use the data, along with evidence-based medicine, to develop and implement best practices and standard operating procedures, for educational programs and for providing quality metrics, all with the goal of improving outcomes and efficiency and ensuring patient satisfaction. CMS has certified the MEDNAX QCDR as an appropriate platform for reporting under MIPS, and CMS approved our self-nomination for the 2019 MIPS reporting year.

•

Nextgen®. We have licensed the Nextgen Electronic Medical Record (“EMR”) and Electronic Patient Management (“EPM”) system for our affiliated office-based physicians and other clinicians to record clinical documentation related to their patients and to manage the revenue cycle for our office-based practices. This system has the ability to provide benefits to our office-based practices that are similar to what BabySteps provides to our neonatology practices, including decision trees to assist physicians with the selection of compliant billing codes, promotion of consistent documentation, and data for research and education. We are continuing the process of implementing EMR and EPM throughout our office-based practices.

•

eCCAP. Our electronic charge capture system is used to appropriately record and bill for pediatric intensive care clinicians, hospitalist clinicians and other clinical care providers. We also use administrative data derived from this system to drive quality assurance and quality improvement programs.

•

Radiology Clinical Data Warehouse. Our extensive database of aggregated and normalized radiology studies powers our sophisticated analytics capabilities. Our analytics technology provides evidence-based insights to our own practice and to key decision makers at hospitals and healthcare systems, as well as to onsite radiology groups regarding optimal staffing, imaging utilization and clinical outcomes, all to help them more efficiently manage their radiology service lines and practices. Our analytics tools are relevant for both hospitals trying to better manage costs and improve operating efficiencies, as well as to radiology groups trying to demonstrate value in an increasingly challenging and evolving healthcare reimbursement environment. Our analytics tools differentiate us as a strategic partner to both existing and new clients who rely on our insight to efficiently manage their radiology service lines and practices.

•

MEDNAX Learning Center®. In addition to providing continuing education, our web-based education platforms also function as important educational adjuncts to our affiliated physician groups, providing a rich source of ongoing medical education for our physicians and enabling physicians to discuss cases with one another through various clinical resources.

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

PHYSICIAN PRACTICE GROUP ADMINISTRATION

We provide multiple administrative services to support the practice of medicine by our affiliated physicians and strive to improve operating efficiencies of our affiliated practice groups.

•

Unit Management. A senior physician practicing medicine in each physician specialty or subspecialty practice that we manage acts as the medical director for that practice. Each medical director is responsible for the overall management of his or her practice, including staffing and scheduling, quality of care, professional discipline, utilization review, coordinating physician recruitment and monitoring of the financial success within the practice. Medical directors also serve as a liaison with hospital administration, other physicians and the community.

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

Hospitals and Other Customers

Our relationships with our hospital partners and other customers are critical to our operations. Hospitals control access to their units and operating rooms through the awarding of contracts and hospital privileges. We have been retained by approximately 570 hospitals to staff and manage clinical activities within specific hospital-based units and other departments. Our affiliated physicians are important components of obstetric, pediatric and surgical services provided at hospitals. Our hospital-based focus enhances our relationships with hospitals and creates opportunities for our affiliated physicians to provide patient care in other areas of the hospital. For example, our physicians may provide care in emergency rooms, nurseries, intensive care units and other departments where access to specialized obstetric, pediatric and anesthesia care may be critical. Our hospital partners benefit from our expertise in managing critical care units and other settings staffed with physician specialists, including managing variable admission rates, operating costs, complex reimbursement systems and other administrative burdens. We work with our hospital partners to enhance their reputation and market our services to referring physicians within the communities served by those hospitals. We also provide radiology physician services to hospitals and other physician groups. In addition, our affiliated physicians work with our hospital partners to develop integrated services programs for solutions within the services we provide. Integrated programs provide our hospital partners and us with incremental growth and result in a broader spectrum of care across our specialties and permit us to extend our patient service lines into our existing markets. Our relationships with our hospital partners are continually evolving with the goal of being viewed by them as a solutions provider across all of our specialties.

Under our contracts with hospitals, we have the responsibility to manage, in many cases exclusively, the provision of physician services for hospital-based units, such as NICUs, and other hospital settings. We typically are responsible for billing patients and third-party payors for services rendered by our affiliated physicians separately from other related charges billed by the hospital or other physicians to the same payors. Some of our hospital contracts require hospitals to pay us administrative fees. Some contracts provide for fees if the hospital does not generate sufficient patient volume in order to guarantee that we receive a specified minimum revenue level. We also receive fees from hospitals for administrative services performed by our affiliated physicians providing medical director services at the hospital. Administrative fees accounted for 10% of our net revenue during 2018. Some of our contracts with hospitals require us to indemnify them and their affiliates for losses resulting from the negligence of our affiliated physicians. Our hospital contracts typically have terms of one to three years which can be terminated without cause by either party upon prior written notice, and renew automatically for additional terms of one to three years unless terminated early by any party. While we have in most cases been able to renew these arrangements, hospitals may cancel or not renew our arrangements, or reduce or eliminate our administrative fees in the future.

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

The Affordable Care Act (“ACA”) allows states to expand their Medicaid programs to enroll more individuals through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historical eligibility levels to 133% of the federal poverty level. To date, 36 states and the

District of Columbia have expanded Medicaid eligibility to cover this additional low income patient population (including states that have adopted but not yet implemented expansion and those that are using an alternative approach to eligibility expansion) and other states are considering such expansion. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household income is at or below 133% of the federal poverty level. In light of changes to the ACA, some of these states may eliminate, reduce or otherwise modify expanded enrollment eligibility. See Item 1A. Risk Factors — “State budgetary constraints and the uncertainty over the future Medicaid expansion could have an adverse effect on our reimbursement from Medicaid programs” and “The ACA and potential changes to it may have a significant effect on our business.”

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

In order to participate in government programs, we and our affiliated practices must comply with stringent and often complex standards, including enrollment and reimbursement requirements. Different states also impose varying standards for their Medicaid programs. See “Government Regulation—Government Regulatory Requirements.”

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

GOVERNMENT REGULATION

The healthcare industry is governed by a framework of federal and state laws, rules and regulations that are extensive and complex and for which, in many cases, the industry has the benefit of only limited judicial and regulatory interpretation. The resources and costs required to comply with these laws, rules and regulations are high. If we or one of our affiliated practice groups or service businesses is found to have violated these laws, rules or regulations, our business, financial condition and results of operations could be materially, adversely affected. The ACA made numerous changes that have reshaped the United States healthcare delivery system. Further healthcare reform, including potential repeal of or changes to the ACA, continues to attract significant legislative and administrative interest, legal challenges, regulatory and compliance requirements, new approaches and public attention that create uncertainty and the potential for additional changes. Healthcare reform implementation, additional legislation or regulations, and other changes in government policy or regulation may affect our reimbursement, restrict our existing operations, limit the expansion of our business or impose additional compliance requirements and costs, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. See Item 1A. Risk Factors — “The ACA and potential changes to it may have a significant effect on our business.”

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

Fee Splitting; Corporate Practice of Medicine

Many states have laws that prohibit business corporations, such as MEDNAX, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians, or engaging in certain arrangements, such as fee splitting, with physicians. In light of these restrictions, we operate by maintaining long-term management contracts through our subsidiaries with affiliated professional contractors, which employ or contract with physicians to provide physician professional services. Under these arrangements, our manager subsidiaries perform only non-medical administrative services, do not represent that they offer medical services and do not exercise influence or control over the practice of medicine by the physicians employed by the affiliated professional contractors. In states where fee splitting with a business corporation or manager is prohibited, the fees that are received from the affiliated professional contractors have been established on a basis that we believe complies with applicable laws. Although the relevant laws in these states have been subject to limited judicial and regulatory interpretation, we believe that we are in compliance with applicable state laws in relation to the corporate practice of medicine and fee splitting. However, regulatory authorities or other parties, including our affiliated physicians, may assert that, despite these arrangements, we or our manager subsidiaries are engaged in the corporate practice of medicine or that the contractual arrangements with the affiliated professional contractors constitute unlawful fee splitting, in which case we or our affiliated physicians could be subject to administrative, civil or criminal remedies or penalties, the contracts could be found to be legally invalid and unenforceable, in whole or in part, or we could be required to restructure our contractual arrangements with our affiliated professional contractors.

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

Federal and state fraud and abuse laws apply to and affect our financial relationships and other ordinary and common business interactions with hospitals, referring physicians and other healthcare entities. In particular, the federal anti-kickback statute makes it a crime to knowingly and willfully solicit, receive, offer, or pay any remuneration, in cash or in kind, in return for either referring items or services for which payment may be made in whole or in part by a GHC Program or purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or ordering of any service or item for which payment may be made in whole or in part by a GHC Program. In addition, the federal physician self-referral law, commonly known as the “Stark Law,” is a strict liability statute that prohibits a physician from making a referral to an entity for certain “designated health services” if the physician, or an immediate family member, has a financial relationship with that entity, unless an exception applies. The entity is prohibited from billing the Medicare program for designated health services furnished pursuant to a prohibited referral. These laws have been broadly interpreted by federal courts and agencies, and potentially subject many healthcare business arrangements to government investigation, enforcement and prosecution, which can be costly and time consuming. Many of the states in which we operate also have similar anti-kickback and self-referral laws that apply to our government and non-government business.

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

Government Regulatory Requirements

In order to participate in the Medicare program and in the various state Medicaid programs, we and our affiliated physician practices must comply with stringent and often complex regulatory requirements. Moreover, different states impose varying standards for their Medicaid programs. While our compliance program requires that we and our affiliated physician practices adhere to the laws, rules and regulations applicable to the government programs in which we participate, our failure to comply with these laws, rules and regulations could negatively affect our business, financial condition and results of operations. See “Government Regulation—Fraud and Abuse Provisions,” “Government Regulation—Compliance Program,” “Government Investigations” and “Other Legal Proceedings,” and Item 1A. Risk Factors — “Government-funded programs, private insurers or state laws and regulations may limit, reduce or make retroactive adjustments to reimbursement amounts or rates,” “We may become subject to billing investigations by federal and state government authorities” and “The healthcare industry is highly regulated, and government authorities may determine that we have failed to comply with applicable laws, rules or regulations.”

In addition, GHC Programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, manual guidance, requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments, as well as affect the cost of providing services and the timing of payments to providers. Moreover, because these GHC programs generally provide for reimbursement on a fee-schedule, per-service or per-discharge basis rather than on a charge-related basis, we generally cannot increase our revenue through increases in the amount we charge for our services. To the extent our costs increase, we may not be able to recover our increased costs from these programs, and cost containment measures and market changes in non-governmental insurance plans have generally restricted our ability to recover or shift these increased costs to non-governmental payors. In attempts to limit federal and state spending, there have been, and we expect that there will continue to be, a number of proposals to limit or reduce Medicare and Medicaid reimbursement for various services. Our business may be significantly and adversely affected by any such changes in reimbursement policies and other legislative initiatives aimed at reducing healthcare costs associated with Medicare, Medicaid and other GHC programs.

Our business also could be adversely affected by reductions in or limitations of funding of GHC programs or restrictions on or elimination of coverage for certain individuals or treatments under these programs.

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

HIPAA and Other Privacy, Security and Breach Notification Laws

Numerous federal and state laws, rules and regulations govern the collection, dissemination, use, privacy, security and confidentiality of personal information. For example, the federal Health Insurance Portability and Accountability Act of 1996, as amended, and its implementing regulations (collectively, “HIPAA”) impose requirements to protect the privacy and security of protected health information (“PHI”) and to provide notification in the event of a breach of PHI. Violations of HIPAA are punishable by civil money penalties and, in some cases, criminal penalties and imprisonment. The U.S. Department of Health and Human Services (“HHS”) Office for Civil Rights (“OCR”), which is responsible for enforcing HIPAA, also may enter into resolution agreements requiring the payment of a civil money penalty and/or the establishment of a corrective action plan to address violations of HIPAA. OCR may also take other actions short of requiring payment of a civil money penalty or a corrective action plan, such as the provision of technical assistance. As part of our business operations, including in connection with medical record keeping, third-party billing, research and other services, we and our affiliated physician practices collect and maintain PHI regarding patients, which subjects us to compliance with HIPAA requirements.

Pursuant to HIPAA, HHS has adopted privacy regulations, known as the privacy rule, to govern the use and disclosure of PHI (the “Privacy Rule”). The Privacy Rule applies to “Covered Entities,” which are health plans, health care clearinghouses, and health care providers that engage in standardized transactions under HIPAA, and, as discussed further below, “Business Associates,” which are entities that perform functions or services for or on behalf of Covered Entities that involve the use or disclosure of PHI. The term “Business Associate” also includes “Subcontractors,” which means any entity to whom a Business Associate delegates any function, activity or service, other than in the capacity of a member of the Business Associate’s workforce. PHI is broadly defined as any individually identifiable health information transmitted or maintained in any form, including electronic, paper or oral. As a general rule, a Covered Entity or Business Associate may not use or disclose PHI except as permitted under the Privacy Rule. We have implemented privacy policies and procedures, including training programs, designed to comply with the requirements set forth in the Privacy Rule, as amended to reflect changes required by HITECH, as discussed further below.

HHS has also adopted data security regulations (the “Security Rule”) that require Covered Entities (including health care providers) and Business Associates to implement administrative, physical and technical safeguards to protect the integrity, confidentiality and availability of PHI that is electronically created, received, maintained or transmitted (such as between us and our affiliated practices). We have implemented security policies, procedures and systems, including training programs, designed to comply with the requirements set forth in the Security Rule.

In addition, Congress enacted the Health Information Technology for Economic and Clinical Health (“HITECH”) Act as part of the American Recovery and Reinvestment Act. Among other changes to the laws governing PHI, HITECH required OCR to strengthen and expand HIPAA requirements, increase penalties for violations, give patients new rights to restrict uses and disclosures of their PHI, and impose a number of privacy and security requirements directly on Business Associates, which are now directly subject to penalties under HIPAA as a result of HITECH. Notably, as a result of HITECH, a Covered Entity is liable for violations of HIPAA resulting from the acts or omissions of any Business Associate acting as its agent, as determined by the federal common law of agency.

Under HIPAA, as amended by regulations promulgated pursuant to HITECH, Covered Entities are required to report any unauthorized use or disclosure of PHI that meets the definition of a breach to affected individuals, HHS and, depending on the number of affected individuals, the media for the affected market. In addition, HIPAA requires that Business Associates report breaches to their Covered Entity customers. HITECH further authorizes state Attorneys General to bring civil actions in response to violations of HIPAA that threaten the privacy of state residents. We have adopted breach notification policies and procedures designed to comply with the applicable requirements set forth in HIPAA.

HIPAA establishes a federal “floor” with respect to privacy, security, and breach notification requirements and does not supersede any state laws insofar as they are broader or more stringent than HIPAA. Numerous state and certain other federal laws protect the confidentiality of patient information and other personal information, including but not limited to state medical privacy laws, state laws protecting personally identifiable information, state data breach notification laws, state genetic privacy laws, human subjects research laws and federal and state consumer protection laws.

These requirements are also subject to change. Compliance with new privacy, security, and breach notification laws, regulations and requirements may result in increased operating costs, and may constrain or require us to alter our business model or operations. For example, changes to HIPAA promulgated pursuant to HITECH further restricted our ability to collect, disclose and use PHI and imposed additional compliance requirements on us.

HIPAA Transaction Requirements

In addition to privacy, security, and breach notifications requirements, HIPAA establishes uniform electronic data transmission standards that all healthcare providers must use for electronic healthcare transactions. For example, claims for reimbursement that are transmitted electronically to third-party payors must comply with specific formatting standards, and these standards apply whether the payor is a government or a private entity. We report medical diagnoses under International Classification of Diseases, 10th Edition (“ICD-10”). If claims are not reported properly under ICD-10 due to technical or coding errors or other implementation issues involving systems, including ours and those of our third-party payors, there can be a delay in the processing and payment of such claims, or a denial of such claims, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

Compliance Program

We maintain a compliance program that includes the established elements of an effective program and reflects our commitment to complying with all laws, rules and regulations applicable to our business and that meets our ethical obligations in conducting our business (the “Compliance Program”). We believe our Compliance Program provides a solid framework to meet this commitment and our obligations as a provider of healthcare services, including:

•	a Chief Compliance Officer who reports to the Board of Directors on a regular basis;

•	a Compliance Committee consisting of our senior executives;

•	a formal internal audit function, including a Senior Director of Internal Audit who reports to the Audit Committee on a regular basis;

•	our Code of Conduct, which is applicable to our employees, independent contractors, officers and directors;

•	our Code of Professional Conduct – Finance, which is applicable to our finance personnel, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer;

•

a disclosure program that includes a mechanism to enable individuals to disclose on a confidential or anonymous basis to the Chief Compliance Officer or any person who is not in the disclosing individual’s chain of command, issues or questions believed by the individual to be a potential violation of criminal, civil, or administrative laws or of company policies or procedures;

•	an organizational structure designed to integrate our compliance objectives into our corporate offices, regions and practices; and

•	education, monitoring and corrective action programs designed to establish methods to promote the understanding of our Compliance Program and adherence to its requirements.

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

In July 2018, a securities class action lawsuit was filed against us and certain of our officers and one of our directors in the U.S. District Court for the Southern District of Florida (Case No. 0:18-cv-61572-WPD) that purports to state a claim for alleged violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 thereunder, based on statements made by the defendants primarily concerning our anesthesiology business. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs. We believe this lawsuit to be without merit and intend to vigorously defend against it. The lawsuit is in the very early stages and, at this time, no assessment can be made as to its likely outcome or whether the outcome will be material to us.

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

EMPLOYEES AND PROFESSIONALS UNDER CONTRACT

In addition to the 4,210 practicing physicians affiliated with us as of December 31, 2018, we employed or contracted with approximately 4,250 other clinical professionals and approximately 7,625 other full-time and part-time employees.

GEOGRAPHIC COVERAGE

We provide physician services across all 50 states, the District of Columbia and Puerto Rico. In addition, through our complementary service businesses, we provide full service revenue cycle management and consulting services to healthcare facilities and physicians nationwide. During 2018, approximately 52% of our net revenue was generated by operations in our five largest states. Our operations in Texas accounted for approximately 20% of our net revenue for the same period. Although we continue to seek to diversify the geographic scope of our operations, primarily through acquisitions of physician group practices, we may not be able to implement successfully or realize the expected benefits of any of these initiatives. Adverse changes or conditions affecting states in which our operations are concentrated, such as healthcare reforms, changes in laws, rules and regulations, reduced Medicare or Medicaid reimbursements, an increase in the income level required to qualify for government healthcare programs or government investigations, may have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

SERVICE MARKS

We have registered with the United States Patent and Trademark Office the service marks “MEDNAX National Medical Group and Design,” “Pediatrix Medical Group and Design,” “Obstetrix Medical Group and Design,” “American Anesthesiology and Design,” “BabySteps,” the “Baby Design,” “Quality Steps,” “iNewborn,” “NEO Conference and Design,” “MedData” and “vRad,” among others.

AVAILABLE INFORMATION

Our annual proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those statements and reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge and may be printed out through our internet website, www.mednax.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our proxy statements and reports may also be obtained directly from the SEC’s Internet website at www.sec.gov. Our internet website and the information contained therein or connected thereto are not incorporated into or deemed a part of this Form 10-K.

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

Our operations and performance depend significantly on economic conditions. During the year ended December 31, 2018, the percentage of our patient service revenue being reimbursed under GHC Programs remained relatively consistent as compared to the year ended December 31, 2017. If, however, economic conditions in the United States deteriorate, we could experience shifts toward GHC Programs, and patient volumes could decline. Further, we could experience and have experienced shifts toward GHC Programs if changes occur in population demographics within geographic locations in which we provide services. We have also experienced, and expect to continue to experience, a shift toward GHC Programs in anesthesia care. Adverse economic conditions could also lead to additional increases in the number of unemployed and under-employed workers and a decline in the number of private employers that offer healthcare insurance coverage to their employees. Employers that do offer healthcare coverage may increase the required contributions from employees to pay for their coverage and increase patient responsibility amounts. In addition, certain private payors’ poor experience with the healthcare insurance exchanges and uncertainty around the future of the ACA and healthcare insurance exchanges may result in those payors exiting the healthcare insurance exchange marketplaces or the cessation of the healthcare insurance exchanges. As a consequence, the number of patients who participate in GHC Programs or who are uninsured or underinsured could increase. Payments received from GHC Programs are substantially less than payments received from private healthcare insurance programs (managed care and other third-party payors). Payments under policies issued through the healthcare insurance exchanges may be less than payments from private healthcare insurance programs and in some cases, patients’ responsibility for costs related to healthcare plans obtained through the healthcare insurance exchanges may be high and could increase in the future, and we may experience increased bad debt due to patients’ inability to pay for certain services. A payor mix shift from private healthcare insurance programs to GHC Programs or to healthcare insurance exchanges may result in an increase in our estimated provision for contractual adjustments and uncollectibles and a corresponding decrease in our net revenue, as well as a significant reduction in our average reimbursement rates. While we have developed a number of strategic initiatives across our organization, in both our shared services functions and our operational infrastructure, to address some of the effects of changes in economic conditions, there is no assurance that these initiatives will be successful in generating improvements in our general and administrative expenses and our operational infrastructure. If these initiatives are unsuccessful, it could have a material adverse effect on our financial condition, results of operations, cash flows and the trading price of our securities.

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

The ACA remains subject to continuing legislative and administrative flux and uncertainty. In 2017, Congress unsuccessfully sought to replace substantial parts of the ACA with different mechanisms for facilitating insurance coverage in the commercial and Medicaid markets. Additionally, CMS has administratively revised a number of provisions and may seek to advance additional significant changes through regulation, guidance and enforcement in the future. At the end of 2017, Congress repealed part of the ACA that required most individuals to purchase and maintain health insurance or face a tax penalty, known as the individual mandate. In December 2018, a federal judge in Texas declared that key portions of the ACA were inconsistent with the United States Constitution and specifically that the ACA cannot stand on its own since Congress repealed the individual mandate. Several states are now engaged in appealing this decision. It is possible that as a result of these actions, enrollment in healthcare exchanges declined during 2018.

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

We cannot ultimately predict with any assurance the ultimate effect of these laws and resulting changes to payments under GHC Programs, nor can we provide any assurance that they will not have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. Further, any fiscal tightening impacting GHC Programs or changes to the structure of any GHC Programs could have a material adverse effect on our financial condition, results of operations, cash flows and the trading price of our securities.

The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) and potential changes to it may have a significant effect on our business.

MACRA contains numerous measures that could affect us, including, requirements that physicians participate in quality measurement programs that differentiate payments to physicians under Medicare based on quality and cost of care, rather than the quantity of procedures performed. MACRA requires physicians to choose to participate in one of two payment formulas, MIPS or Alternative Payment Models (“APMs”). Beginning in 2019, MIPS will allow eligible physicians to receive incentive payments based on the achievement of certain quality and cost metrics, among other measures, and be reduced for those who are underperforming against those same metrics and measures. As an alternative, physicians can choose to participate in an Advanced APMs, and physicians who are meaningful participants in APMs will receive bonus payments from Medicare pursuant to the law. MACRA also remains subject to review and potential modification by Congress, as well as shifting regulatory requirements established by CMS. We currently anticipate that our affiliated physicians will be eligible to receive bonus payments in 2019 through participation in the MIPS, although the amounts of such bonus payments are not expected to be material. We will continue to operationalize the provisions of MACRA and assess any further changes to the law or additional regulations enacted pursuant to the law.

We cannot ultimately predict with any assurance the ultimate effect of these laws and resulting changes to payments under GHC Programs, nor can we provide any assurance that they will not have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. Further, any fiscal tightening impacting GHC Programs or changes to the structure of any GHC Programs could have a material adverse effect on our financial condition, results of operations, cash flows and the trading price of our securities.

State budgetary constraints and the uncertainty over the future of Medicaid could have an adverse effect on our reimbursement from Medicaid programs.

Congress and the current Administration have expressed interest in repealing, and have attempted to repeal, the ACA and substantially reform the Medicaid program. Congress could, for example, repeal the provisions of the ACA that encouraged states to expand Medicaid eligibility to more adults, including additional federal matching funds that enabled states to do so. The ACA allowed states to expand their Medicaid programs through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historic eligibility levels to 133% of the federal poverty level. As of December 31, 2018, 36 states and the District of Columbia implemented the expansion of Medicaid eligibility. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household incomes are at or below 133% of the federal poverty level. If states that expanded Medicaid reduce or eliminate eligibility for certain individuals, the number of patients who are uninsured could increase. Some states may seek to maintain expanded eligibility and to do so could offset the cost by further reducing payments to providers of services. In some states, we could experience delayed or reduced Medicaid payment for services furnished to program enrollees.

Congress and the current Administration are also seeking substantial reforms to Medicaid law to grant states more autonomy and discretion to design Medicaid programs. These changes, if enacted, could reduce or eliminate eligibility for certain individuals, or allow states to reduce payments to providers of services. As a result, in some states, we could experience an increase in the number of uninsured patients and delayed or reduced Medicaid payment for services furnished to program enrollees.

The 2018 mid-term elections in November 2018 changed the balance of power in Congress and may change the direction of future health-related legislation. More recently, a federal judge in Texas declared that key portions of the ACA were inconsistent with the United States Constitution and specifically that the ACA cannot stand on its own since Congress repealed the individual mandate. Several states are now engaged in appealing this decision.

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

The birth rate in the United States has declined and may decline further.

Final birth data for 2017 indicate that total births in the United States declined by approximately 2% as compared to 2016. Provisional data for 2018 is not yet available; however, we expect that birth trends at the hospitals where we provide services will continue to be soft in the near future. Future declines in births are possible and could have an adverse effect on our patient volumes, net revenue, results of operations, cash flows and financial condition.

Expanding eligibility of GHC Programs could adversely affect our reimbursement.

In January 2018, Congress reauthorized the Children’s Health Insurance Program (“CHIP”) through 2023 and then in February 2018 lengthened this funding extension through 2027. Changes to CHIP or the ACA’s expansion of Medicaid coverage could cause patients who otherwise would have participated in private healthcare insurance programs to participate in GHC Programs, or vice versa, or cause patients who otherwise would have been covered by CHIP or Medicaid to lose insurance coverage altogether. Additional reform efforts, as well as legislative or administrative amendment or repeal of the ACA, could change the eligibility requirements for Medicaid and for other GHC Programs, including CHIP, and could increase the number of patients who participate in such programs or the number of uninsured patients. In general, payments received from GHC Programs are substantially less than payments received from private healthcare insurance programs (managed care and other third-party payors). A shift in the mix of our payors from private healthcare insurance programs to government payors may result in an increase in our estimated provision for contractual adjustments and uncollectibles and a corresponding decrease in our net revenue, as well as a significant reduction in our average reimbursement rates. Additionally, if Congress does not act to extend CHIP beyond 2027, or if Congress extends CHIP but substantially alters the current program, we could be adversely affected if children in states where we do business lose Medicaid coverage or payments for services furnished to these children are delayed or reduced.

Government-funded programs, private insurers or state laws and regulations may limit, reduce or make retroactive adjustments to reimbursement amounts or rates.

A significant portion of our net revenue is derived from payments made by GHC Programs, principally Medicare and Medicaid. These government-funded programs, as well as private insurers, have been and may continue to be subject to changes, including increased use of managed care organizations, value-based purchasing, and new patient care models to control the cost, eligibility for, use and delivery of healthcare services as a result of budgetary constraints and cost containment pressures due to unfavorable economic conditions, rising healthcare costs and for other reasons, including those described above under Item 1. Business—“Government Regulation—Government Regulatory Requirements.” Federal and state legislatures or administrators of these government-funded programs and private insurers may attempt other measures to control costs, including bundling of services and denial of, or reduction in, reimbursement for certain services and treatments. In addition, increased consolidation among private insurers is resulting in fewer and larger third-party payors with increased negotiating power. As a result, payments from government programs or private payors may decrease significantly. Also, any adjustment in Medicare reimbursement rates may have a detrimental impact on our reimbursement rates not only for Medicare patients, but also for patients covered under Medicaid and other third-party payors, because a state’s Medicaid payments cannot exceed the payments it would have made had those patients been enrolled in traditional Medicare, and other third-party payors often base their reimbursement rates on a percentage of Medicare rates. Our business may also be materially affected by limitations on, or reductions in, reimbursement amounts or rates or elimination of coverage for certain individuals or treatments. Moreover, because government-funded programs generally provide for reimbursements on a fee-schedule basis rather than on a charge-related basis, we generally cannot increase our revenue from these programs through increases in the amount we charge for our services. To the extent our costs increase, we may not be able to recover our increased costs from these programs, and cost containment measures and market changes in non-government-funded insurance plans have generally restricted our ability to recover, or shift to non-governmental payors, these increased costs. In addition, funds we receive from third-party payors are subject to audit with respect to the proper billing for physician and ancillary services and, accordingly, our revenue from these programs may be adjusted retroactively. Any retroactive adjustments to our reimbursement amounts could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

In addition, our agreements with certain third-party payors may be terminated for various reasons, requiring us to seek reimbursement as an out-of-network provider. In the event we attempt to balance-bill patients, we may be limited in our ability to do so by certain state laws and regulations. As these laws and regulations continue to develop in certain states, it could incentivize certain third-party payors to terminate agreements as a business strategy which could lower overall reimbursement to providers. Any reductions in reimbursement amounts could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. Further, if a federal government shutdown were to occur for a prolonged period of time, federal government payment obligations, including its obligations under Medicaid and Medicare, may be delayed. Similarly, if state government shutdowns were to occur, state payment obligations may be delayed. If the federal or state governments fail to make payments under these programs on a timely basis, our business could suffer, and our financial position, results of operations or cash flows may be materially affected.

We may become subject to billing investigations by federal and state government authorities and private insurers.

Federal and state laws, rules and regulations impose substantial penalties, including criminal and civil fines, monetary penalties, exclusion from participation in government healthcare programs and imprisonment, on entities or individuals (including any individual corporate officers or individual providers deemed responsible) that fraudulently or wrongfully bill government-funded programs or other third-party payors for healthcare services. CMS requires states to maintain a Medicaid Recovery Audit Contractor (“RAC”) program. States are required to contract with one or more eligible Medicaid RACs to review Medicaid claims for any overpayments or underpayments, and to recoup overpayments from providers on behalf of the state. In addition, federal laws, along with a growing number of state laws, allow a private person to bring a civil action in the name of the government for false billing violations. See Item 1. Business—“Government Regulation—Fraud and Abuse Provisions.” Moreover, the current Administration has expressed a desire to increase scrutiny of providers and payments for services to further minimize fraud and abuse of the program. In addition, our contracts with private insurers often provide such insurers with audit rights over payments made to us and the ability to seek recoupment for overpayments. We believe that audits, inquiries and investigations from government agencies and private insurers will occur from time to time in the ordinary course of our business, which could result in substantial costs to us and a diversion of management’s time and attention. New regulations and heightened enforcement activity also could materially affect our cost of doing business and our risk of becoming the subject of an audit or investigation. We cannot predict whether any future audits, inquiries or investigations, or the public disclosure of such matters, likely would have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. See Item 1. Business—“Government Investigations.”

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

The healthcare industry and physicians’ medical practices, including the healthcare and other services that we and our affiliated physicians provide, are subject to extensive and complex federal, state and local laws, rules and regulations, compliance with which imposes substantial costs on us. Of particular importance are the provisions summarized as follows:

•

federal laws (including the federal FCA) that prohibit entities and individuals from intentionally (or with reckless disregard or deliberate ignorance) presenting or causing to be presented false or fraudulent claims to Medicare, Medicaid and other government-funded programs, or improperly retaining known overpayments;

•

a provision of the Social Security Act, commonly referred to as the “anti-kickback” statute, that prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration, in cash or in kind, in return for the referral or recommendation of patients for, or for the purchasing, leasing, ordering or arranging for, items and services for which payment may be made, in whole or in part, by federal healthcare programs, such as Medicare and Medicaid;

•

a provision of the Social Security Act, commonly referred to as the Stark Law, that, subject to certain exceptions, prohibits physicians from making a referral to an entity for certain “designated health services” if the physician, or an immediate family member, has a direct or indirect financial relationship (including a compensation arrangement) with the entity;

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

•

federal and state laws that prohibit providers from billing and receiving payment from Medicare and Medicaid for services unless the services are medically necessary, adequately and accurately documented and billed using codes that accurately reflect the services rendered;

•

federal and state laws pertaining to the provision and coverage of services by non-physician practitioners, such as advanced nurse practitioners, physician assistants and other clinical professionals, physician supervision of such services and reimbursement requirements that may be dependent on the manner in which the services are provided and documented; and

•

federal laws that impose civil administrative sanctions for, among other violations, inappropriate billing of services to federal healthcare programs, inappropriately reducing hospital inpatient lengths of stay for such patients, or employing individuals who are excluded from participation in federally funded healthcare programs.

In addition, we believe that our business will continue to be subject to increasing regulation, the scope and effect of which we cannot predict. See Item 1. Business—“Government Regulation.”

We may in the future become the subject of regulatory or other investigations, audits or proceedings, and our interpretations of applicable laws, rules and regulations may be challenged. For example, regulatory authorities or other parties may assert that our arrangements with our affiliated professional contractors constitute fee splitting or the corporate practice of medicine and seek to invalidate these arrangements, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. See Item 1. Business—“Government Regulation—Fee Splitting; Corporate Practice of Medicine.” Regulatory authorities or other parties also could assert that our relationships, including fee arrangements, among our affiliated professional contractors, hospital clients or referring physicians violate the anti-kickback, fee splitting or self-referral laws and regulations or that we have submitted false claims or otherwise failed to comply with government program reimbursement requirements. See Item 1. Business—“Government Regulation—Fraud and Abuse Provisions” and “—Government Regulatory Requirements.” Such investigations, proceedings and challenges could result in substantial defense costs to us and a diversion of management’s time and attention. In addition, violations of these laws are punishable by monetary fines, civil and criminal penalties, exclusion from participation in GHC Programs, and forfeiture of amounts collected in violation of such laws and regulations, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

•	HITECH, which required OCR to strengthen and expand the HIPAA Privacy Rule and Security Rule and imposes data breach notification obligations;

•	Other federal and state laws restricting the use and protecting the privacy and security of personal information, including health information, many of which are not preempted by HIPAA;

•	Federal and state consumer protection laws; and

•	Federal and state laws regulating the conduct of research with human subjects.

As part of our business operations, including our medical record keeping, third-party billing, research and other services, we collect and maintain PHI in paper and electronic format. Standards related to health information, whether implemented pursuant to HIPAA, HITECH, state laws, federal or state action or otherwise, could have a significant effect on the manner in which we handle personal information, including PHI, and communicate with payors, providers, patients and others, and compliance with these standards could impose significant costs on us or limit our ability to offer services, thereby negatively impacting the business opportunities available to us.

If we are alleged to not comply with existing or new laws, rules and regulations related to PHI or other personal information we could be subject to litigation and to sanctions that include monetary fines, civil or administrative penalties, civil damage awards or criminal penalties.

Government authorities or other parties may assert that our business practices violate antitrust laws.

The healthcare industry is subject to close antitrust scrutiny. The FTC, the Antitrust Division of the DOJ and state Attorneys General all actively review and, in some cases, take enforcement action against business conduct and acquisitions in the healthcare industry. Private parties harmed by alleged anticompetitive conduct can also bring antitrust suits. Violations of antitrust laws may be punishable by substantial penalties, including significant monetary fines and treble damages, civil penalties, criminal sanctions, and consent decrees and injunctions prohibiting certain activities or requiring divestiture or discontinuance of business operations. Any of these penalties could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

Our affiliated physicians and other individual providers may not appropriately record or document services that they provide.

Our affiliated physicians and other individual providers are responsible for appropriately recording and documenting the services that they provide. We use this information to seek reimbursement for their services from third-party payors. In addition, we utilize third-party contractors to perform certain revenue cycle management functions for healthcare providers, including medical coding. If our affiliated physicians or other individual providers and third-party contractors do not appropriately document, or where applicable, code for their services or our customers’ services, we could be subjected to administrative, regulatory, civil, or criminal investigations or sanctions and our business, financial condition, results of operations and cash flows could be materially adversely affected.

Failure to manage third-party service providers may adversely affect our ability to maintain the quality of service that we provide.

We outsource a certain portion of our revenue cycle management functions to third-party service providers, but we may increase the amount of revenue cycle management functions we outsource in the future. These functions are performed both domestically and in offshore locations, with our oversight. If our outsourcing partners fail to perform their obligations in a timely manner or at satisfactory quality levels or if they are unable to attract or retain sufficient personnel with the necessary skill sets to meet our outsourcing needs, the efficiency, effectiveness and quality of our services could suffer. In addition, our reliance on a workforce in other countries exposes us to disruptions in the business, political and economic environment in those regions. Further, any changes to existing laws or the enactment of new legislation restricting offshore outsourcing in the United States may adversely affect our ability to outsource functions to third-party offshore service providers. Our ability to manage any difficulties encountered could be largely outside of our control. In addition, payors may have prohibitions or restrictions on the use of third-party service providers and/or require notice for the use of such third-party service providers. Diminished service quality from outsourcing, our inability to utilize offshore service providers or the failure to comply with restrictions on the use of third-party service providers could have an adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

We may not find suitable acquisition candidates or successfully integrate our acquisitions. Our acquisitions may expose us to greater business risks and could affect our payor mix.

We have expanded and continue to seek to expand our presence in new and existing metropolitan areas by acquiring established neonatal, radiology, anesthesia, maternal-fetal, pediatric cardiology and other complementary pediatric subspecialty physician group practices. Also, both independently and in collaboration with our hospital partners, we may seek to expand into other specialties and subspecialties. In addition, we have acquired physician and other healthcare services companies that are complementary to our physician practices.

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

A failure in or breach of our information systems as a result of cyber-attacks or other tactics could disrupt our business, result in the release or misuse of PHI, confidential or proprietary business information or cause financial loss, damage our reputation, increase our administrative expenses, and expose us to additional risk of liability to federal or state governments or individuals. Although we believe that we have reasonable and appropriate information security procedures and other safeguards in place, which are monitored and routinely tested internally and by external parties, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures or to investigate and remediate any information security vulnerabilities. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service and loss of existing or potential customers and disruption of our operations, including, without limitation, our billing processes. In addition, breaches of our security measures and the unauthorized dissemination of patient healthcare and other sensitive information, proprietary or confidential information about us, our patients, clients or customers, or other third-parties, could expose such persons’ personal information to the risk of financial or medical identity theft or expose us or such persons to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. Additionally, under certain circumstances, we could be excluded temporarily or permanently from certain commercial or GHC Programs. Any of these disruptions or breaches of security could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

We may not be able to successfully recruit, onboard and retain qualified physicians and other clinicians and other personnel, and our compensation expense for existing clinicians and other personnel may increase.

We are dependent upon our ability to recruit and retain a sufficient number of qualified physicians and other clinicians and other personnel to service existing units at hospitals and our affiliated practices, service our existing customers’ radiology read volumes and expand our business. We compete with many types of healthcare providers, including teaching, research and government institutions, hospitals and health systems and other practice and services groups, for the services of qualified clinicians. We may not be able to continue to recruit new clinicians or other personnel or renew contracts with existing clinicians or other personnel on acceptable terms. In addition, the recruiting and onboarding process for certain of our physicians and other clinicians can take several months, or longer, to complete due to various requirements, including state licensing and hospital credentialing. In addition, if the demand exceeds the supply for physicians and other clinicians and personnel either in general or in specific markets, we could experience an increase in compensation expense, including premium pay and agency labor costs. If we are unable to recruit new physicians, renew contracts on acceptable terms or onboard physicians, clinicians and other personnel in a reasonable period of time, our ability to service existing or new hospital units, staff existing or new office-based practices and service our existing or new customer radiology read volumes could be adversely affected. In addition, if we experience a higher rate of growth in compensation expense, our business, financial condition, results of operations, cash flows and the trading price of our securities could be materially, adversely affected.

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

We have experienced significant growth in our business, including growth outside of our core physician specialties. Growth in the number of our employees and affiliated physicians in recent years places significant demands on our financial, operational and management resources. Continued growth may impair our ability to provide our services efficiently and to manage our employees adequately. While we are taking steps to manage our growth, our future results of operations could be materially, adversely affected if we are unable to do so effectively.

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

As of December 31, 2018, our total indebtedness was $2.0 billion, of which $739.5 million was exposed to variable interest rates. We also had $1.3 billion of additional borrowing capacity under our revolving line of credit which was subject to a variable interest rate. Other debt we incur also could be variable rate debt. In addition, the Tax Cuts and Jobs Act of 2017 places certain limitations on the deductibility of interest expense at a percentage of taxable income. If interest rates increase, our variable rate debt will create higher debt service requirements, and if interest expense increases beyond a specified percentage of taxable income, a portion of that interest expense may not be deductible for income tax purposes, which could adversely affect our results of operations and cash flows.

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

A significant portion of our net revenue is derived from reimbursements from various third-party payors, including GHC Programs, private insurance plans and managed care plans, for services provided by our affiliated professional contractors. We are responsible for submitting reimbursement requests to these payors and collecting the reimbursements, and we assume the financial risks relating to uncollectible and delayed reimbursements. In the current healthcare environment, payors continue their efforts to control expenditures for healthcare, including revisions to coverage and reimbursement policies. Due to the nature of our business and our participation in government-funded and private reimbursement programs, we are involved from time to time in inquiries, reviews, audits and investigations by governmental agencies and private payors of our business practices, including assessments of our compliance with coding, billing and documentation requirements. We may be required to repay these agencies or private payors if a finding is made that we were incorrectly reimbursed, or we may become involved in disputes with payors and could be subjected to pre-payment and post-payment reviews, which can be time-consuming and result in non-payment or delayed payment for the services we provide. We may also experience difficulties in collecting reimbursements because third-party payors may seek to reduce or delay reimbursements to which we are entitled for services that our affiliated physicians have provided or they experience administrative issues that result in a delay in reimbursements. In addition, GHC Programs may deny our application to become a participating provider that could cause us to not be able to provide services to patients or prohibit us from billing for such services. If we are not reimbursed fully and in a timely manner for such services or there is a finding that we were incorrectly reimbursed, our revenue, cash flows and financial condition could be materially, adversely affected. In addition, we may choose to challenge certain GHC reimbursement decisions through administrative appeal mechanisms. Currently, many of those appeal pathways are backlogged and slow to provide resolution, further affecting our ability to collect reimbursement for services rendered.

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

Our management information systems, including BabySteps® and the MEDNAX Qualified Clinical Data Registry are used to support our day-to-day operations and ongoing clinical research and business analysis. If a hospital prohibits us from using our own management information systems, it may interrupt the efficient operation of our information systems which, in turn, may limit our ability to operate important aspects of our business, including billing and reimbursement as well as research and education initiatives. This inability to use our management information systems at hospital locations may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our industry is highly competitive.

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

A majority of our net revenue in 2018 was generated by our operations in five states. In particular, Texas accounted for approximately 20% of our net revenue in 2018. See Item 1. Business—“Geographic Coverage.” Adverse changes or conditions affecting these particular states, such as healthcare reforms, changes in laws and regulations, reduced Medicaid eligibility or reimbursements and government investigations, economic conditions, weather conditions, and natural disasters may have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

If our shareholders do not approve the issuance of additional shares of common stock under our Amended and Restated 2008 Incentive Compensation Plan, as amended (the “Incentive Plan”), or a new incentive plan, we may not have sufficient shares of common stock under the Incentive Plan to implement our compensation plans, our ability to attract and retain talent may be hindered, and our cash flows may be reduced.

We have historically used restricted stock, stock options and other equity awards as a component of our employee and director compensation programs to align our directors’, officers’ and employees’ interests with the interests of our shareholders, encourage employee retention and provide competitive compensation packages. As of February 13, 2019, there were approximately 50,600 shares of common stock available for issuance under the Incentive Plan. We intend to seek shareholder approval at our upcoming annual meeting of shareholders for the issuance of additional shares of common stock under the Incentive Plan or a new incentive plan. If we do not obtain shareholder approval to increase the number of shares of common stock available for issuance under the Incentive Plan or a new incentive plan, we may be required to use a greater percentage of our cash flow for incentive, retention, and hiring payments, which would reduce the cash flow available for other purposes and could have a material adverse effect on our ability to attract and retain talent necessary to run our business.

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

Our two corporate office buildings, which we own, are located in Sunrise, Florida and contain 260,000 square feet of office space. We also own an office building used for our management services organization call center operations covering 175,000 square feet in Cascade Falls, Michigan. We also lease space in hospitals and other facilities for our business and medical offices, and other needs. See Note 16 to the Consolidated Financial Statements in this Form 10-K, which is incorporated herein by reference. We believe that our facilities and the equipment used in our business are in good condition, in all material respects, and sufficient for our present needs.

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

As of February 7, 2019, we had 326 holders of record of our common stock, and the closing sales price on that date for our common stock was $36.32 per share. We believe that the number of beneficial owners of our common stock is greater than the number of record holders because a significant number of shares of our common stock is held through brokerage firms in “street name.”

Dividend Policy

We did not declare or pay any cash dividends on our common stock in 2018, 2017, or 2016, nor do we currently intend to declare or pay any cash dividends in the future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, results of operations, capital requirements, our general financial condition, general business conditions and contractual restrictions on payment of dividends, if any, as well as such other factors as our Board of Directors may deem relevant. Our credit agreement (the “Credit Agreement”) imposes certain limitations on our ability to declare and pay cash dividends. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Liquidity and Capital Resources.”

Performance Graph

The following graph compares the cumulative total shareholder return on $100 invested on December 31, 2013 in our common stock against the cumulative total return of the S&P 500 Index, S&P 600 Health Care Index, and the NYSE Composite Index. The returns are calculated assuming reinvestment of dividends. The graph covers the period from December 31, 2013 through December 31, 2018. The stock price performance included in the graph is not necessarily indicative of future stock price performance.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

	Base Period	Years Ending
Company/Index	2013	2014	2015	2016	2017	2018
MEDNAX, Inc.	$100.00	$123.85	$134.25	$124.88	$100.11	$61.82
S&P 500 Index	$100.00	$111.39	$110.58	$121.13	$144.65	$135.63
S&P 600 Health Care	$100.00	$110.92	$133.53	$136.13	$183.06	$200.95
NYSE Composite Index	$100.00	$104.22	$97.53	$106.31	$123.16	$109.37

Issuer Purchases of Equity Securities

During the three months ended December 31, 2018, 1,662,616 shares of our common stock were delivered to us in connection with the final settlement of our August 2018 accelerated share repurchase program.

Period	Total Number of Shares Repurchased	Average Price Paid per Share		Total Number of Shares Purchased as part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Programs (a)
October 1 – October 31, 2018	—	$—		—	(a	)
November 1 – November 30, 2018	—	—		—	(a	)
December 1 – December 31, 2018	1,662,616	$42.47	(b)	5,886,480	(a	)

Total	1,662,616	$42.47		5,886,480	(a	)

(a)

We have two active repurchase programs. Our July 2013 repurchase program allows us to repurchase shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs, which was estimated to be approximately 1.1 million shares for 2018 and is estimated to be approximately 1.3 million shares for 2019. The share repurchases under that program for 2018 were completed during the second quarter of 2018. Our August 2018 repurchase program allows us to repurchase up to an additional $500.0 million of shares of our common stock, of which we have repurchased $250.0 million, inclusive of the shares delivered to us in the table above representing the final settlement of our accelerated share repurchase program entered into on August 31, 2018.

(b)	Represents the average price paid per share for the $250.0 million accelerated share repurchase program entered into on August 31, 2018.

The amount and timing of any future repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

Recent Sales of Unregistered Equity Securities

During the three months ended December 31, 2018, we did not sell any unregistered shares of our equity securities.

Equity Compensation Plans

Information regarding equity compensation plans is set forth in Item 12 of this Form 10-K and is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following table includes selected consolidated financial data set forth as of and for each of the five years in the period ended December 31, 2018. The balance sheet data at December 31, 2018 and 2017, and the income statement data for the years ended December 31, 2018, 2017 and 2016, have been derived from the Consolidated Financial Statements included in this Form 10-K. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and the related notes included in Items 7 and 8, respectively, of this Form 10-K (in thousands, except per share and other operating data).

	Years Ended December 31,
	2018	2017	2016	2015	2014
Consolidated Income Statement Data:
Net revenue (1)	$3,647,123	$3,458,312	$3,183,159	$2,779,996	$2,438,913

Operating expenses:
Practice salaries and benefits	2,535,588	2,337,734	2,031,220	1,753,505	1,543,395
Practice supplies and other operating expenses	122,028	120,518	118,416	98,480	89,002
General and administrative expenses	432,378	417,105	372,572	305,915	247,527
Depreciation and amortization	111,281	102,879	89,264	64,228	45,990

Total operating expenses	3,201,275	2,978,236	2,611,472	2,222,128	1,925,914

Income from operations	445,848	480,076	571,687	557,868	512,999
Investment and other income	4,935	3,953	2,019	1,844	2,728
Interest expense	(88,769)	(74,559)	(63,092)	(23,110)	(8,891)
Equity in earnings of unconsolidated affiliates	6,825	952	3,185	3,127	1,780

Total non-operating expenses	(77,009)	(69,654)	(57,888)	(18,139)	(4,383)

Income before income taxes	368,839	410,422	513,799	539,729	508,616
Income tax provision	(100,210)	(90,050)	(189,203)	(204,038)	(191,413)

Net income	268,629	320,372	324,596	335,691	317,203
Net loss attributable to noncontrolling interests	—	—	318	629	78

Net income attributable to MEDNAX, Inc.	$268,629	$320,372	$324,914	$336,320	$317,281

Per Common and Common Equivalent Share Data:
Net income attributable to MEDNAX, Inc.:
Basic	$2.95	$3.47	$3.52	$3.61	$3.22

Diluted	$2.93	$3.45	$3.49	$3.58	$3.18

Weighted average common shares:
Basic	91,104	92,431	92,422	93,077	98,588

Diluted	91,606	92,958	93,109	93,960	99,887

Other Operating Data:
Number of physicians at end of year	4,214	4,083	3,617	3,240	2,625
Number of births	793,918	808,465	807,285	803,311	799,868
NICU admissions	113,485	112,965	112,184	111,407	108,978
NICU patient days	1,977,516	1,990,521	1,977,204	1,960,768	1,919,579
Number of anesthesia cases	1,844,451	1,924,952	1,827,194	1,533,089	1,284,149
Number of radiology studies (2)	11,505,524	10,166,227	5,755,853	5,317,309	—

Consolidated Balance Sheet Data:
Cash and cash equivalents	$36,745	$60,200	$55,698	$51,572	$47,928
Working capital	157,216	95,810	138,179	98,998	50,779
Total assets	5,934,911	5,867,278	5,339,400	4,547,214	3,608,248
Total liabilities	2,847,027	2,800,824	2,578,633	2,109,368	1,342,682
Borrowings under credit facility	739,500	1,110,500	963,500	533,500	568,000
Senior notes outstanding	1,250,000	750,000	750,000	750,000	—
Total equity	3,087,884	3,066,454	2,760,767	2,437,846	2,265,566

(1)

The increase in net revenue related to acquisitions was $102.1 million, $256.0 million, $356.4 million, $345.7 million, and $205.4 million for the years ended December 31, 2018, 2017, 2016, 2015, and 2014, respectively.

(2)	Represents estimated annualized number of studies for years in which acquisitions took place.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

MEDNAX is a leading provider of physician services including newborn, anesthesia, radiology and teleradiology, maternal-fetal, pediatric cardiology and other pediatric subspecialty care in 39 states and Puerto Rico. At December 31, 2018, our national network comprised over 4,210 affiliated physicians, including 1,270 physicians who provide neonatal clinical care, primarily within hospital-based NICUs, to babies born prematurely or with medical complications. We have 1,315 affiliated physicians who provide anesthesia care to patients in connection with surgical and other procedures, as well as pain management. In addition, we have 365 affiliated physicians who provide maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network also includes other pediatric subspecialists, including 190 physicians providing pediatric intensive care, 110 physicians providing pediatric cardiology care, 140 physicians providing hospital-based pediatric care, 25 physicians providing pediatric surgical care, and 10 physicians providing pediatric ear, nose and throat and pediatric ophthalmology services. MEDNAX also provides radiology services including diagnostic imaging and interventional radiology, through a network of more than 355 affiliated physicians, as well as teleradiology services in all 50 states, the District of Columbia and Puerto Rico through a network of over 430 affiliated radiologists. In addition to our national physician network, we provide services nationwide to healthcare facilities and physicians, including ours, through complementary businesses, consisting of a management services organization focusing on full-service revenue cycle management and a consulting services company.

2018 Acquisition Activity

During 2018, we completed nine physician group practice acquisitions, including five radiology practices, two neonatology practices and two pediatric subspecialty practices.

Based on our experience, we expect that we can improve the results of all of our acquired physician practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based upon the significant infrastructure that we have developed. We believe that we bring a unique value proposition to radiology physician groups, in that we can provide practice management support and a technology platform enabling radiology to be practiced at a national level, as well as teleradiology capabilities that can enhance their efficiency, provide subspecialty access and help them to grow strategically and remain competitive while meeting the demands of their hospital partners, third-party payors and regulatory bodies. In addition, we believe that radiology physician group practice physicians can complement the staffing needs for our teleradiology services business during certain times, such as nights and weekends, when the group practice physicians are not providing services at their practices.

Shared Services and Operational Initiatives

We have developed a number of strategic initiatives across our organization, in both our shared services functions and our operational infrastructure, with a goal of generating improvements in our general and administrative expenses and our operational infrastructure. In our shared services departments, we are focused on improving processes, using our resources more efficiently and utilizing our scale more effectively to improve cost and service performance across our operations. Within our operational infrastructure, we have developed specific operational plans within each of our service lines and affiliated physician practices, with specific milestones and regular reporting, with the goal of generating long-term operational improvements and fostering even greater collaboration across our national medical group. We currently intend to make a series of information-technology and other investments to improve processes and performance across our enterprise, using both internal and external resources. We are targeting annualized financial improvements related to these initiatives of $40 million within general and administrative expenses and $80 million in operational improvements by the end of 2019, although there is no assurance that these improvements will be obtained. We believe these strategic initiatives, together with our continued plans to invest in focused, targeted and strategic organic and acquisitive growth, position us well to deliver a differentiated value proposition to our stakeholders while continuing to provide the highest quality care for our patients.

Senior Notes

In November 2018, we completed a private offering of $500.0 million aggregate principal amount of 6.25% senior unsecured notes due 2027 (the “2027 Notes”). Our obligations under the 2027 Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee our Credit Agreement. Interest on the 2027 Notes accrues at the rate of 6.25% per annum and is payable semi-annually in arrears on January 15 and July 15, beginning on January 15, 2019. We used the net proceeds of approximately $492.5 million from the issuance of the 2027 Notes to repay a portion of the indebtedness outstanding under our Credit Agreement.

Common Stock Repurchase Programs

In July 2013, our Board of Directors authorized the repurchase of shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs. The share repurchase program allows us to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of our common stock to offset the dilutive impact from the issuance of shares, if any, related to our acquisition program. Shares repurchased by us during the second quarter of 2018 completed the repurchases under the program with respect to issuances of shares under our equity compensation programs during 2018. In August 2018, we announced that our Board of Directors had authorized the repurchase of up to $500.0 million of shares of our common stock in addition to our existing share repurchase program. As part of this repurchase program, on August 31, 2018, we entered into a $250 million uncollared accelerated share repurchase agreement with an investment bank that was completed in December 2018.

Under the share repurchase programs described above, we repurchased approximately 7.0 million shares of our common stock for approximately $302.2 million during the year ended December 31, 2018, inclusive of 54,909 shares withheld to satisfy minimum statutory withholding obligations of $2.5 million in connection with the vesting of restricted stock and exercises of stock options during the second quarter of 2018.

We may utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. We currently intend to utilize a portion of our remaining $250 million share repurchase authorization via open market purchases in the first quarter of 2019, however, the amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

General Economic Conditions and Other Factors

Our operations and performance depend significantly on economic conditions. During the year ended December 31, 2018, the percentage of our patient service revenue being reimbursed under GHC Programs,

remained relatively consistent as compared to the year ended December 31, 2017. If, however, economic conditions in the United States deteriorate, we could experience shifts toward GHC Programs, and patient volumes could decline. Further, we could experience and have experienced shifts toward GHC Programs if changes occur in population demographics within geographic locations in which we provide services. We have also experienced, and expect to continue to experience, a shift toward GHC Programs in anesthesia care. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, due to the rising costs of managed care premiums and patient responsibility amounts, we may experience lower net revenue resulting from increased bad debt due to patients’ inability to pay for certain services. See Item 1A. Risk Factors, in this Form 10-K for additional discussion on the general economic conditions in the United States and recent developments in the healthcare industry that could affect our business.

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

The ACA remains subject to continuing legislative and administrative flux and uncertainty. In 2017, Congress unsuccessfully sought to replace substantial parts of the ACA with different mechanisms for facilitating insurance coverage in the commercial and Medicaid markets. Additionally, CMS has administratively revised a number of provisions and may seek to advance additional significant changes through regulation, guidance and enforcement in the future. At the end of 2017, Congress repealed part of the ACA that required most individuals to purchase and maintain health insurance or face a tax penalty. The 2018 mid-term elections in November 2018 changed the balance of power in Congress and may change the direction of future health-related legislation. More recently, a federal judge in Texas declared that key portions of the ACA were inconsistent with the United States Constitution and specifically that the ACA cannot stand on its own since Congress repealed the individual mandate. Several states are now engaged in appealing this decision.

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

The Medicare Access and CHIP Reauthorization Act

Medicare pays for most physician services based upon a national service-specific fee schedule. The Medicare Access and CHIP Reauthorization Act (“MACRA”) provides physicians 0.5% annual increases in reimbursement through 2019 as Medicare transitions to a payment system designed to reward physicians for the quality of care provided, rather than the quantity of procedures performed. MACRA requires physicians to choose to participate in one of two payment formulas, Merit-Based Incentive Payment System (“MIPS”) or Alternative Payment Models (“APMs”). Beginning in 2019, MIPS will allow eligible physicians to receive incentive payments based on the achievement of certain quality and cost metrics, among other measures, and be reduced for those who are underperforming against those same metrics and measures. As an alternative, physicians can choose to participate in an Advanced APMs, and physicians who are meaningful participants in APMs will receive bonus payments from Medicare pursuant to the law. MACRA also remains subject to review and potential modification by Congress, as well as shifting regulatory requirements established by CMS. We currently anticipate that our affiliated physicians will be eligible to receive bonus payments in 2019 through participation in the MIPS, although the amounts of such bonus payments are not expected to be material. We will continue to operationalize the provisions of MACRA and assess any further changes to the law or additional regulations enacted pursuant to the law.

We cannot predict the ultimate effect that these changes will have on us, nor can we provide any assurance that its provisions will not have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

Medicaid Expansion

The ACA also allows states to expand their Medicaid programs through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historic eligibility levels to 133% of the federal poverty level. To date, 36 states and the District of Columbia have expanded Medicaid eligibility to cover this additional low income patient population, and other states are considering expansion. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household income is at or below 133% of the federal poverty level.

Medicare Sequestration

The Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012, required across-the-board cuts (“sequestrations”) to Medicare reimbursement rates. These annual reductions of 2%, on average, began in April 2013 and apply to mandatory and discretionary spending in the years 2013 to 2027. Unless Congress takes action in the future to modify these sequestrations, Medicare reimbursements will be reduced by 2%, on average, annually. However, this reduction in Medicare reimbursement rates is not expected to have a material adverse effect on our business, financial condition, results of operations, cash flows or the trading price of our securities.

Geographic Coverage

During 2018, 2017 and 2016, approximately 52%, 51%, and 51%, respectively, of our net revenue was generated by operations in our five largest states. During 2018, 2017, and 2016, our five largest states consisted of Texas, Florida, Tennessee, Georgia, and North Carolina. During 2018, 2017, and 2016, our operations in Texas accounted for approximately 20%, 19%, and 19%, respectively, of our net revenue.

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

The following is a summary of our payor mix, expressed as a percentage of net revenue, exclusive of administrative fees and revenue related to our non-practice service offerings, for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
Contracted managed care	70%	70%	70%
Government	24%	25%	23%
Other third-parties	4%	4%	6%
Private-pay patients	2%	1%	1%

	100%	100%	100%

The payor mix shown in the table above is not necessarily representative of the amount of services provided to patients covered under these plans. For example, the gross amount billed to patients covered under GHC Programs for the years ended December 31, 2018, 2017 and 2016 represented approximately 55% of our total gross patient service revenue. These percentages of gross revenue and the percentages of net revenue provided in the table above include the payor mix impact of acquisitions completed through December 31, 2018.

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

Revenue Recognition

We recognize patient service revenue at the time services are provided by our affiliated physicians. Our performance obligations relate to the delivery of services to patients and are satisfied at the time of service. Accordingly, there are no performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period with respect to patient service revenue. Almost all of our patient service revenue is reimbursed by GHC Programs and third-party insurance payors. Payments for services rendered to our patients are generally less than billed charges. We monitor our revenue and receivables from these sources and record an estimated contractual allowance to properly account for the anticipated differences between billed and reimbursed amounts.

Accordingly, patient service revenue is presented net of an estimated provision for contractual adjustments and uncollectibles. Management estimates allowances for contractual adjustments and uncollectibles on accounts receivable based upon historical experience and other factors, including days sales outstanding (“DSO”) for accounts receivable, evaluation of expected adjustments and delinquency rates, past adjustments and collection experience in relation to amounts billed, an aging of accounts receivable, current contract and reimbursement terms, changes in payor mix and other relevant information. Collection of patient service revenue we expect to receive is normally a function of providing complete and correct billing information to the GHC Programs and third-party insurance payors within the various filing deadlines and typically occurs within 30 to 60 days of billing. Contractual adjustments result from the difference between the physician rates for services performed and the reimbursements by GHC Programs and third-party insurance payors for such services. The evaluation of these historical and other factors involves complex, subjective judgments. On a routine basis, we compare our cash collections to recorded net patient service revenue and evaluate our historical allowance for contractual adjustments and uncollectibles based upon the ultimate resolution of the accounts receivable balance. These procedures are completed regularly in order to monitor our process of establishing appropriate reserves for contractual adjustments. We have not recorded any material adjustments to prior period contractual adjustments and uncollectibles in the years ended December 31, 2018, 2017 or 2016.

Some of our agreements require hospitals to pay us administrative fees. Some agreements provide for fees if the hospital does not generate sufficient patient volume in order to guarantee that we receive a specified minimum revenue level. We also receive fees from hospitals for administrative services performed by our affiliated physicians providing medical director or other services at the hospital.

In addition, we generate revenue through our management services organization for services rendered under various coding and billing contracts. Contract terms are specific to each customer and may include a combination of a flat fee for coding of medical charts, a fixed fee per patient, visit as well as a percentage of cash collections received by the providers. Revenue for flat and fixed fee arrangements is recognized in the month the coding occurs or the patient visit occurs. Revenue for percentage fees are recognized in the month that cash is collected for customers from payors.

DSO is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Any significant change in our DSO results in additional analyses of outstanding accounts receivable and the associated reserves. We calculate our DSO using a three-month rolling average of net revenue. Our net revenue, net income and operating cash flows may be materially and adversely affected if actual adjustments and uncollectibles exceed management’s estimated provisions as a result of changes in these factors. As of December 31, 2018, our DSO was 53.5 days. We had approximately $2.0 billion in gross accounts receivable outstanding at December 31, 2018, and considering this outstanding balance, based on our historical experience, a reasonably likely change of 0.5% to 1.50% in our estimated collection rate would result in an impact to net revenue of $10.2 million to $30.5 million. The impact of this change does not include adjustments that may be required as a result of audits, inquiries and investigations from government authorities and agencies and other third-party payors that may occur in the ordinary course of business. See Note 16 to our Consolidated Financial Statements in this Form 10-K.

Professional Liability Coverage

We maintain professional liability insurance policies with third-party insurers generally on a claims-made basis, subject to self-insured retention, exclusions and other restrictions. Our self-insured retention under our professional liability insurance program is maintained primarily through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Liabilities for claims incurred but not reported are not discounted. The average lag period from the date a claim is reported to the date it reaches final settlement is approximately four years, although the facts and circumstances of individual claims could result in lag periods that vary from this average. Our actuarial assumptions incorporate multiple complex methodologies to determine the best liability estimate for claims incurred but not reported and the future development of known claims, including methodologies that focus on industry trends, paid loss development, reported loss development and industry-based expected pure premiums. The most significant assumptions used in the estimation process include the use of loss development factors to determine the future emergence of claim liabilities, the use of frequency and trend factors to estimate the impact of economic, judicial and social changes affecting claim costs, and assumptions regarding legal and other costs associated with the ultimate settlement of claims. The key assumptions used in our actuarial valuations are subject to constant adjustments as a result of changes in our actual loss history and the movement of projected emergence patterns as claims develop. We evaluate the need for professional liability insurance reserves in excess of amounts estimated in our actuarial valuations on a routine basis, and as of December 31, 2018, based on our historical experience, a reasonably likely change of 4% to 8% in our estimates would result in an increase or decrease to net income of $4.0 million to $7.8 million. However, because many factors can affect historical and future loss patterns, the determination of an appropriate professional liability reserve involves complex, subjective judgment, and actual results may vary significantly from estimates.

Goodwill

We record acquired assets, including identifiable intangible assets and liabilities at their respective fair values, recording to goodwill the excess of purchase price over the fair value of the net assets acquired. We test goodwill for impairment at a reporting unit level on an annual basis, and more frequently if impairment indicators exist. We use a single-step quantitative test with any goodwill impairment measured as the amount by which a reporting unit’s carrying value exceeds its fair value. We use income and market-based valuation approaches to determine the fair value of our reporting units. These approaches focus on discounted cash flows and market multiples based on our market capitalization to derive the fair value of a reporting unit. We also consider the economic outlook for the healthcare services industry and various other factors during the testing process, including hospital and physician contract changes, local market developments, changes in third-party payor payments, and other publicly available information.

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

Non-GAAP Measures

In our analysis of our results of operations, we use certain non-GAAP financial measures. Earnings before interest, taxes and depreciation and amortization (“EBITDA”) consists of net income attributable to MEDNAX, Inc. before interest expense, income tax provision and depreciation and amortization. Prior to the fourth quarter of 2017, we had included immaterial investment and other income and equity in earnings of unconsolidated affiliates as a component of the interest expense adjustment within EBITDA. Beginning with the fourth quarter of 2017, we excluded these items such that the interest expense adjustment represents only interest expense and conformed its historical EBITDA calculations accordingly. Adjusted earnings per common share (“Adjusted EPS”) consists of diluted net income attributable to MEDNAX, Inc. per common and common equivalent share adjusted for amortization expense and stock-based compensation expense. Adjusted EPS for the year ended December 31, 2017 excludes the net income tax benefit related to the reduction in our net deferred tax liability resulting from the reduction in the corporate tax rate enacted in December 2017 under the Tax Cuts and Jobs Act of 2017. Additionally, Adjusted EPS for the year ended December 31, 2016 excludes the net income tax benefit resulting from the reversal of a liability for uncertain tax positions related to the favorable settlement of a tax matter during the third quarter of 2016.

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

For a reconciliation of each of EBITDA and Adjusted EPS to the most directly comparable GAAP measures for the years ended December 31, 2018, 2017 and 2016, refer to the tables below (in thousands, except per share data). In addition, historical reconciliations of EBITDA and Adjusted EPS are available on our internet website at

www.mednax.com under the Investors tab. Our internet website and the information contained therein or connected thereto are not incorporated into or deemed a part of this Form 10-K.

	Years Ended December 31,
	2018	2017	2016
Net income attributable to MEDNAX, Inc.	$268,629	$320,372	$324,914
Interest expense	88,769	74,559	63,092
Income tax provision	100,210	90,050	189,203
Depreciation and amortization	111,281	102,879	89,264

EBITDA	$568,889	$587,860	$666,473

	Years Ended December 31,
	2018		2017		2016
Weighted average diluted shares outstanding	91,606		92,958		93,109
Net income and diluted net income per share attributable to MEDNAX, Inc.	$268,629	$2.93	$320,372	$3.45	$324,914	$3.49
Adjustments:
Amortization (net of tax of $19,780, $26,902 and $23,443)	53,020	0.58	42,079	0.45	36,873	0.39
Stock-based compensation (net of tax of $10,516, $11,534 and $13,216)	28,187	0.31	18,039	0.19	20,784	0.22
Income tax benefits	—	—	(70,014)	(0.75)	(10,646)	(0.11)

Adjusted net income and diluted EPS	$349,836	$3.82	$310,476	$3.34	$371,925	$3.99

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain information related to our operations expressed as a percentage of our net revenue:

	Years Ended December 31,
	2018	2017	2016
Net revenue	100.0%	100.0%	100.0%

Operating expenses:
Practice salaries and benefits	69.5	67.6	63.8
Practice supplies and other operating expenses	3.4	3.5	3.7
General and administrative expenses	11.9	12.1	11.7
Depreciation and amortization	3.0	2.9	2.8

Total operating expenses	87.8	86.1	82.0

Income from operations	12.2	13.9	18.0
Non-operating expense, net	2.1	2.0	1.8

Income before income taxes	10.1	11.9	16.2
Income tax provision	2.7	2.6	6.0

Net income	7.4%	9.3%	10.2%

Year Ended December 31, 2018 as Compared to Year Ended December 31, 2017

Our net revenue increased $188.8 million, or 5.5%, to $3.65 billion for the year ended December 31, 2018, as compared to $3.46 billion for 2017. Of this increase, $102.1 million, or 2.8%, was attributable to revenue generated from acquisitions completed after December 31, 2016. Same-unit net revenue increased $86.7 million, or 2.7%, for the year ended December 31, 2018. Same units are those units at which we provided services for the entire current period and the entire comparable period. The increase in same-unit net revenue was comprised of a net increase of $49.6 million, or 1.5%, related to net reimbursement-related factors and an increase of $37.1 million, or 1.2%, from patient service volumes. The net increase in revenue related to net reimbursement-related factors was primarily due to modest improvements in managed care contracting, an increase in the administrative fees received from our hospital partners and the flow through of revenue from modest price increases, partially offset by a decrease in revenue caused by an increase in the percentage of our patients enrolled in GHC Programs. The increase in revenue from patient service volumes was related to growth across almost all of our services.

Practice salaries and benefits increased $197.9 million, or 8.5%, to $2.54 billion for the year ended December 31, 2018, as compared to $2.34 billion for 2017. This increase was primarily attributable to increased costs associated with physicians and other staff to support acquisition-related growth, organic growth initiatives and growth at our existing units, of which $157.5 million was related to salaries and $40.4 million was related to benefits and incentive compensation. Included within practice salaries and benefits expense in 2018 is $18.1 million for certain physicians who remained employed through December 31, 2018 despite the non-renewal of an anesthesia services contract effective July 1, 2018, under which they had previously provided services. We anticipate that we will continue to experience a higher rate of growth in clinician compensation expense at our existing units over historic averages, which could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our securities.

Practice supplies and other operating expenses increased $1.5 million, or 1.3%, to $122.0 million for the year ended December 31, 2018, as compared to $120.5 million for 2017. The increase was primarily attributable to practice supply, rent and other costs related to our acquisitions.

General and administrative expenses include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician practices and services, as well as those attributable to our non-physician service businesses. General and administrative expenses increased $15.3 million, or 3.7%, to $432.4 million for the year ended December 31, 2018, as compared to $417.1 million for 2017. The increase is attributable to the overall growth of the Company, including growth from acquisitions. Included within general and administrative expenses was an increase of $9.3 million of stock-based compensation expense primarily resulting from the change in timing of our annual equity grants from June to March in order to align the timing with other compensation related activities. General and administrative expenses also includes a decrease of $25.0 million resulting from cost improvements as part of our shared services initiative. General and administrative expenses as a percentage of net revenue was 11.9% for the year ended December 31, 2018, as compared to 12.1% for the same period in 2017.

Depreciation and amortization expense increased $8.4 million, or 8.2%, to $111.3 million for the year ended December 31, 2018, as compared to $102.9 million for 2017. The increase was primarily attributable to the amortization of intangible assets related to acquisitions.

Income from operations decreased $34.3 million, or 7.1%, to $445.8 million for the year ended December 31, 2018, as compared to $480.1 million for 2017. Our operating margin was 12.2% for the year ended December 31, 2018, as compared to 13.9% for 2017. The decrease of 166 basis points was primarily due to the impact of the non-renewal of an anesthesia services contract effective July 1, 2018, as well as higher operating expense growth as compared to revenue growth.

Net non-operating expenses were $77.0 million for the year ended December 31, 2018, as compared to $69.7 million for 2017. The net increase in non-operating expenses was primarily related to an increase in interest expense due to a higher effective interest rate on borrowings outstanding under our Credit Agreement.

Our effective income tax rate was 27.2% for the year ended December 31, 2018, as compared to 21.9% for 2017. Our effective income tax rate in 2017 was impacted by a $70.0 million income tax benefit resulting from the reduction of our net deferred tax liability related to the reduction in the corporate tax rate enacted under the Tax Cuts and Jobs Act of 2017 during the fourth quarter of 2017.

Net income was $268.6 million for the year ended December 31, 2018, as compared to $320.4 million for 2017. EBITDA was $568.9 million for the year ended December 31, 2018, as compared to $587.9 million for 2017.

Diluted net income per common and common equivalent share was $2.93 on weighted average shares outstanding of 91.6 million for the year ended December 31, 2018, as compared to $3.45 on weighted average shares outstanding of 93.0 million for 2017. Adjusted EPS was $3.82 for the year ended December 31, 2018, as compared to $3.34 for 2017. The decrease of 1.4 million in our weighted average shares outstanding is primarily due to the impact of shares repurchased under our accelerated share repurchase program.

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

Net non-operating expenses were $69.7 million for the year ended December 31, 2017, as compared to $57.9 million for 2016. The net increase in non-operating expenses was primarily related to an increase in interest expense due to higher average borrowings outstanding under our Credit Agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2018, we had $36.7 million of cash and cash equivalents on hand as compared to $60.2 million at December 31, 2017. Additionally, we had working capital of $157.2 million at December 31, 2018, an increase of $61.4 million from our working capital of $95.8 million at December 31, 2017. This net increase in working capital is primarily due to 2018 earnings, partially offset by the use of funds for repurchases of our common stock and acquisitions.

Cash Flows

Cash provided by (used in) operating, investing and financing activities is summarized as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Operating activities	$289,925	$511,378	$443,778
Investing activities	(142,769)	(576,613)	(821,217)
Financing activities	(170,611)	89,737	381,565

Operating Activities

We generated cash flow from operating activities of $289.9 million, $511.4 million and $443.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. The net decrease of $221.5 million in cash flow provided from operating activities for the year ended December 31, 2018, as compared to the year ended December 31, 2017, was primarily due to a decrease in cash flow from income taxes payable resulting from tax payments made in the first quarter of 2018 for 2017 taxes that were deferred by the Internal Revenue Service for companies impacted by the 2017 hurricanes as well as a net decrease in cash flow related to accounts receivable, partially offset by an increase in cash flow related to changes in deferred taxes.

During the year ended December 31, 2018, cash flow from accounts receivable decreased by $44.4 million, as compared to an increase of $41.8 million for 2017. The decrease in cash flow from accounts receivable was primarily due to an increase in DSO related to higher accounts receivable balances primarily at our existing units.

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

We generated cash flow from operating activities of $511.4 million and $443.8 million for the years ended December 31, 2017 and 2016, respectively. Cash flow for the year ended December 31, 2017 was impacted by changes in the components of income taxes payable, accounts receivable and professional liability reserves. Cash flow for the year ended December 31, 2016 was impacted by an increase in the adjustment to net income for non-cash depreciation and amortization expense, a net increase in cash flow related to changes in the components of our accounts payable and accrued expenses and an increase in cash flow related to accounts receivable.

Investing Activities

During the year ended December 31, 2018, our net cash used in investing activities of $142.8 million primarily included acquisition payments of $114.5 million, capital expenditures of $48.9 million and net purchases of $2.2 million related to the purchase and maturity of investments, partially offset by proceeds of $22.8 million related to the sale of the controlling interest in a group of assets to a third party.

Financing Activities

During the year ended December 31, 2018, our net cash used in financing activities of $170.6 million consisted primarily of net repayments on our Credit Agreement of $371.0 million and the repurchase of $302.2 million of our common stock, partially offset by proceeds from our 2027 Notes of $500.0 million.

Liquidity

Our Credit Agreement provides for a $2.0 billion unsecured revolving credit facility and includes a $37.5 million sub-facility for the issuance of letters of credit. In November 2018, we amended and restated our Credit Agreement to make certain technical, conforming and other changes. The Credit Agreement matures on October 31, 2022 and is guaranteed by substantially all of our subsidiaries and affiliated professional associations and corporations. At our option, borrowings under the Credit Agreement will bear interest at (i) the alternate base rate (defined as the higher of (a) the prime rate, (b) the Federal Funds Rate plus 1/2 of 1.00% and (c) LIBOR for an interest period of one month plus 1.00%) plus an applicable margin rate ranging from 0.125% to 0.750% based on our consolidated leverage ratio or (ii) the LIBOR rate plus an applicable margin rate ranging from 1.125% to 1.750% based on our consolidated leverage ratio. The Credit Agreement also calls for other customary fees and charges, including an unused commitment fee ranging from 0.150% to 0.300% of the unused lending commitments, based on our consolidated leverage ratio. The Credit Agreement contains customary covenants and restrictions, including covenants that require us to maintain a minimum interest charge ratio, not to exceed a specified consolidated leverage ratio and to comply with laws, and restrictions on the ability to pay dividends and make certain other distributions, as specified therein. Failure to comply with these covenants would constitute an event of default under the Credit Agreement, notwithstanding the ability of the company to meet its debt service obligations. The Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement.

At December 31, 2018, we had an outstanding principal balance of $739.5 million on our Credit Agreement. We also had outstanding letters of credit of $0.2 million that reduced the amount available on our Credit Agreement to $1.3 billion at December 31, 2018.

In November 2018, we completed a private offering of $500.0 million aggregate principal amount of 2027 Notes. At December 31, 2018, we also had an outstanding principal balance of $750.0 million on our 5.25% senior unsecured notes due 2023 (the “2023 Notes”). Our obligations under the 2023 Notes and the 2027 Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee our Credit Agreement. Interest on the 2027 Notes accrues at the rate of 6.25% per annum, or $31.3 million, and is payable semi-annually in arrears on January 15 and July 15, beginning on January 15, 2019. Interest on the 2023 Notes accrues at the rate of 5.25% per annum, or $39.4 million, and is payable semi-annually in arrears on June 1 and December 1.

The indenture under which the 2023 Notes and the 2027 Notes are issued, among other things, limits our ability to (1) incur liens and (2) enter into sale and lease-back transactions, and also limits our ability to merge or dispose of all or substantially all of our assets, in all cases, subject to a number of customary exceptions. Although we are not required to make mandatory redemption or sinking fund payments with respect to the 2023 Notes and the 2027 Notes, upon the occurrence of a change in control of MEDNAX, we may be required to repurchase the 2023 Notes and the 2027 Notes at a purchase price equal to 101% of the aggregate principal amount of the 2023 Notes and the 2027 Notes repurchased plus accrued and unpaid interest.

At December 31, 2018, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under the Credit Agreement and the 2023 Notes and the 2027 Notes.

The exercise of employee stock options and the purchase of common stock by employees participating in our ESPP and SPP generated cash proceeds of $16.3 million, $23.3 million, and $22.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. Because stock option exercises and purchases under the ESPP and SPP are dependent on several factors, including the market price of our common stock, we cannot predict the timing and amount of any future proceeds.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at December 31, 2018 was $244.0 million, of which $34.9 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet. In addition, there is a corresponding insurance receivable of $16.7 million recorded as a component of other assets for certain professional liability claims that are covered by insurance policies.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our Credit Agreement, will be sufficient to finance our working capital requirements, fund anticipated acquisitions and capital expenditures, fund expenses related to our transformational and restructuring activities, fund our share repurchase programs and meet our contractual obligations as described below for at least the next 12 months from the date of issuance of this Form 10-K.

CONTRACTUAL OBLIGATIONS

At December 31, 2018, we had the following obligations and commitments (in thousands):

	Payments Due
Obligation	Total	2019	2020 and 2021	2022 and 2023	2024 and Later
Credit Agreement (1)	$873,710	$35,041	$70,081	$768,588	$—
Senior Notes (1)	1,694,792	70,625	141,250	887,969	594,948
Capital leases	441	253	188	—	—
Operating leases	103,478	30,824	39,984	22,148	10,522

	$2,672,421	$136,743	$251,503	$1,678,705	$605,470

(1)

Amounts include interest payments at the applicable rate as of December 31, 2018 and assume the amount outstanding under our Credit Agreement as of December 31, 2018 will be paid on the maturity date and amounts outstanding under the 2023 Notes and the 2027 Notes will be paid on their maturity dates of December 1, 2023 and January 15, 2027, respectively.

Certain of our acquisition agreements contain contingent consideration provisions based on volume and other performance measures over an up to five-year period. Potential payments under these provisions are not contingent upon the future employment of the sellers. As of December 31, 2018, cash payments of up to $20.6 million may be due through 2020 under all contingent consideration provisions as follows (in thousands):

2019	$17,900
2020	2,700

$20,600

At December 31, 2018, our total liability for uncertain tax positions was $12.3 million, all of which is included within other liabilities on our Consolidated Balance Sheets. The timing and amount of future cash flows for each year beyond 2018 cannot be reasonably estimated. See Note 11 to our Consolidated Financial Statements in this Form 10-K for more information regarding our uncertain tax positions.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2018, we leased, under operating lease agreements, space in hospitals and other facilities for our business and medical offices, as well as certain equipment necessary for business operations, which are included in the table above. We did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In May 2014, the accounting guidance related to revenue recognition was amended to outline a single, comprehensive model for accounting for revenue from contracts with customers. The core principle of the new accounting guidance is to require an entity to recognize as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods or services as it transfers control to its customers. The guidance became effective for us on January 1, 2018 and was adopted on a full retrospective basis. The primary change for healthcare providers under the new guidance is the requirement to report the allowance for uncollectibles associated with patient responsibility amounts as a reduction in net revenue as opposed to bad debt expense, a component of operating expenses. The guidance also requires increased disclosures, including qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We had historically included the allowance for uncollectibles associated with patient responsibility amounts with our allowance for contractual adjustments as a reduction in net revenue as such amounts are not material. Accordingly, the adoption of this guidance did not have an impact on our Consolidated Financial Statements, other than the increased financial statement disclosures.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2016, the accounting guidance related to leases was issued that will require an entity to recognize leased assets and the rights and obligations created by those leased assets on the balance sheet and to disclose key information about the entity’s leasing arrangements. This guidance became effective for us on January 1, 2019, with early adoption permitted. We expect that the adoption of this guidance will have a material impact on our Consolidated Balance Sheets and related disclosures, resulting from the recognition of significant right of use assets and related liabilities primarily related to our operating lease arrangements for space in hospitals and certain other facilities for its business and medical offices. We have completed the review of our existing lease portfolio and have accumulated all of the necessary information required to properly account for leases under the new guidance. We have implemented a cloud-based software application, inclusive of a lease administration module and an accounting module. We are in the process of finalizing workflows, business processes and internal controls surrounding the new lease accounting process in order to meet the reporting and disclosure requirements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We intend to manage interest rate risk through the use of a combination of fixed rate and variable rate debt. We borrow under our Credit Agreement at various interest rate options based on the Alternate Base Rate or LIBOR rate depending on certain financial ratios. At December 31, 2018, the outstanding principal balance on our Credit Agreement was $739.5 million, and considering this outstanding balance, a 1% change in interest rates would result in an impact to income before income taxes of $7.4 million per year.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and shareholders of

MEDNAX, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MEDNAX, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and December 31, 2017, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Miami, Florida

February 14, 2019

We have served as the Company’s auditor since 1999.

MEDNAX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$36,745	$60,200
Restricted cash	20,000	—
Short-term investments	21,923	10,292
Accounts receivable, net	542,272	503,999
Prepaid expenses	18,763	15,584
Other current assets	17,706	37,160

Total current assets	657,409	627,235
Restricted cash	—	20,000
Investments	69,699	80,682
Property and equipment, net	133,037	123,536
Goodwill	4,382,995	4,283,963
Intangible assets, net	588,312	639,928
Other assets	103,459	91,934

Total assets	$5,934,911	$5,867,278

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$469,342	$438,017
Current portion of long-term debt and capital lease obligations	253	1,401
Income taxes payable	30,598	92,007

Total current liabilities	500,193	531,425
Line of credit	739,500	1,110,500
Long-term debt and capital lease obligations, net	1,234,780	740,923
Long-term professional liabilities	209,060	212,274
Deferred income taxes	131,240	147,797
Other liabilities	32,254	57,905

Total liabilities	2,847,027	2,800,824

Commitments and contingencies

Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000 shares authorized; 87,820 and 93,721 shares issued and outstanding, respectively	878	937
Additional paid-in capital	992,647	1,017,328
Retained earnings	2,094,359	2,048,189

Total shareholders’ equity	3,087,884	3,066,454

Total liabilities and shareholders’ equity	$5,934,911	$5,867,278

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for per share data)

	Years Ended December 31,
	2018	2017	2016
Net revenue	$3,647,123	$3,458,312	$3,183,159

Operating expenses:
Practice salaries and benefits	2,535,588	2,337,734	2,031,220
Practice supplies and other operating expenses	122,028	120,518	118,416
General and administrative expenses	432,378	417,105	372,572
Depreciation and amortization	111,281	102,879	89,264

Total operating expenses	3,201,275	2,978,236	2,611,472

Income from operations	445,848	480,076	571,687
Investment and other income	4,935	3,953	2,019
Interest expense	(88,769)	(74,559)	(63,092)
Equity in earnings of unconsolidated affiliates	6,825	952	3,185

Total non-operating expenses	(77,009)	(69,654)	(57,888)

Income before income taxes	368,839	410,422	513,799
Income tax provision	(100,210)	(90,050)	(189,203)

Net income	268,629	320,372	324,596
Net loss attributable to noncontrolling interests	—	—	318

Net income attributable to MEDNAX, Inc.	$268,629	$320,372	$324,914

Per common and common equivalent share data:
Net income attributable to MEDNAX, Inc.:
Basic	$2.95	$3.47	$3.52

Diluted	$2.93	$3.45	$3.49

Weighted average common shares:
Basic	91,104	92,431	92,422

Diluted	91,606	92,958	93,109

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	93,739	$937	$926,235	$1,510,356	$318	$2,437,846
Net income (loss)	—	—	—	324,914	(318)	324,596
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	473	5	22,017	—	—	22,022
Issuance of restricted stock	505	5	(5)	—	—	—
Stock-based compensation expense	—	—	34,000	—	—	34,000
Forfeitures of restricted stock	(53)	(1)	1	—	—	—
Repurchased common stock	(946)	(9)	(12,075)	(49,744)		(61,828)
Excess tax benefit related to employee stock incentive plans	—	—	4,131	—	—	4,131

Balance at December 31, 2016	93,718	$937	$974,304	$1,785,526	$—	$2,760,767
Net income	—	—	—	320,372	—	320,372
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	528	5	23,271	—	—	23,276
Issuance of restricted stock	536	5	(5)	—	—	—
Issuance of restricted stock for acquisition consideration	69	1	2,657	—	—	2,658
Stock-based compensation expense	—	—	29,573	—	—	29,573
Forfeitures of restricted stock	(92)	(1)	1	—	—	—
Repurchased common stock	(1,038)	(10)	(12,473)	(57,709)		(70,192)

Balance at December 31, 2017	93,721	$937	$1,017,328	$2,048,189	$—	$3,066,454
Net income	—	—	—	268,629	—	268,629
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	495	5	18,914	—	—	18,919
Issuance of restricted stock	770	8	(8)	—	—	—
Stock-based compensation expense	—	—	38,703	—	—	38,703
Stock swaps	(56)	(1)	(2,660)			(2,661)
Forfeitures of restricted stock	(69)	(1)	1	—	—	—
Repurchased common stock	(7,041)	(70)	(79,631)	(222,459)		(302,160)

Balance at December 31, 2018	87,820	$878	$992,647	$2,094,359	$—	$3,087,884

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$268,629	$320,372	$324,596
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	111,281	102,879	89,264
Amortization of premiums, discounts and issuance costs	4,572	5,514	4,816
Stock-based compensation expense	38,703	29,573	34,000
Deferred income taxes	(24,149)	(60,073)	18,149
Other	(10,903)	(3,783)	212
Changes in assets and liabilities:
Accounts receivable	(36,598)	7,803	(34,000)
Prepaid expenses and other current assets	(5,472)	(2,792)	(783)
Other long-term assets	(395)	(2,709)	10,035
Accounts payable and accrued expenses	15,390	24,551	11,617
Income taxes payable	(61,256)	73,050	(2,234)
Payments of contingent consideration liabilities	(1,093)	(750)	(1,037)
Long-term professional liabilities	(4,490)	18,478	(3,452)
Other liabilities	(4,294)	(735)	(7,405)

Net cash provided from operating activities	289,925	511,378	443,778

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(114,491)	(531,696)	(762,302)
Purchases of investments	(15,884)	(27,723)	(60,976)
Proceeds from maturities of investments	13,710	25,410	41,325
Purchases of property and equipment	(48,868)	(49,309)	(39,264)
Proceeds from sale of controlling interest in assets	22,764	—	—
Other	—	6,705	—

Net cash used in investing activities	(142,769)	(576,613)	(821,217)

Cash flows from financing activities:
Borrowings on credit agreement	1,723,500	2,846,000	1,940,000
Payments on credit agreement	(2,094,500)	(2,699,000)	(1,510,000)
Proceeds from issuance of senior notes	500,000	—	—
Payments for financing costs	(7,090)	(3,525)	—
Payments of contingent consideration liabilities	(5,263)	(5,449)	(10,740)
Payments on capital lease obligations	(1,356)	(2,267)	(2,130)
Excess tax benefit from exercises of stock options and vesting of restricted stock	—	—	4,241
Proceeds from issuance of common stock	16,258	23,276	22,022
Contribution from noncontrolling interests	—	894	—
Repurchases of common stock	(302,160)	(70,192)	(61,828)

Net cash (used in) provided from financing activities	(170,611)	89,737	381,565

Net (decrease) increase in cash and cash equivalents	(23,455)	24,502	4,126
Cash, cash equivalents and restricted cash at beginning of year	80,200	55,698	51,572

Cash, cash equivalents and restricted cash at end of year	$56,745	$80,200	$55,698

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$82,540	$73,837	$60,453
Income taxes	$185,416	$75,427	$175,962
Non-cash investing and financing activities:
Value of common stock issued for acquisitions	$—	$2,657	$—
Equipment financed through capital leases	$—	$684	$1,619
Property and equipment included in accounts payable	$2,927	$2,700	$2,673

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

Recently Adopted Accounting Pronouncements

In May 2014, the accounting guidance related to revenue recognition was amended to outline a single, comprehensive model for accounting for revenue from contracts with customers. The core principle of the new accounting guidance is to require an entity to recognize as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods or services as it transfers control to its customers. The guidance became effective for the Company on January 1, 2018 and was adopted on a full retrospective basis. The primary change for healthcare providers under the new guidance is the requirement to report the allowance for uncollectibles associated with patient responsibility amounts as a reduction in net revenue as opposed to bad debt expense, a component of operating expenses. The Company has historically included the allowance for uncollectibles associated with patient responsibility amounts with its allowance for contractual adjustments as a reduction in net revenue as such amounts are not material. Accordingly, the adoption of this guidance did not have an impact on the Company’s Consolidated Financial Statements, other than increased financial statement disclosures. The guidance requires increased disclosures, including qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

New Accounting Pronouncements

In February 2016, the accounting guidance related to leases was issued that will require an entity to recognize leased assets and the rights and obligations created by those leased assets on the balance sheet and to disclose key information about the entity’s leasing arrangements. This guidance became effective for the Company on January 1, 2019, with early adoption permitted. The Company expects that the adoption of this guidance will have a material impact on its Consolidated Balance Sheets and related disclosures, resulting from the recognition of significant right of use assets and related liabilities primarily related to its operating lease arrangements for space in hospitals and certain other facilities for its business and medical offices. The Company has completed the review of its existing lease portfolio and has accumulated all of the necessary information required to properly account for leases under the new guidance. The Company has implemented a cloud-based software application, inclusive of a lease administration module and an accounting module. The Company is in the process of finalizing workflows, business processes and internal controls surrounding the new lease accounting process in order to meet the reporting and disclosure requirements.

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

The following table summarizes the Company’s net revenue by service line (in percentages):

	Years Ended December 31,
	2018	2017	2016
Neonatology and other pediatric subspecialties	36%	37%	39%
Anesthesiology	35%	38%	39%
Radiology	12%	8%	6%
Maternal-fetal medicine	8%	8%	8%
Management services	6%	6%	5%
Pediatric cardiology	3%	3%	3%

	100%	100%	100%

Revenue Recognition

Patient service revenue is recognized at the time services are provided by the Company’s affiliated physicians. The Company’s performance obligations related to the delivery of services to patients are satisfied at the time of service. Accordingly, there are no performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period with respect to patient service revenue. Almost all of the Company’s patient service revenue is reimbursed by GHC Programs and third-party insurance payors. Payments for services rendered to the Company’s patients are generally less than billed charges. The Company monitors its revenue and receivables from these sources and records an estimated contractual allowance to properly account for the anticipated differences between billed and reimbursed amounts.

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

Collection of patient service revenue the Company expects to receive is normally a function of providing complete and correct billing information to the GHC Programs and third-party insurance payors within the various filing deadlines and typically occurs within 30 to 60 days of billing.

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

Accounts receivable are primarily amounts due under fee-for-service contracts from third-party payors, such as insurance companies, self-insured employers and patients and GHC Programs geographically dispersed throughout the United States and its territories. Concentration of credit risk relating to accounts receivable is limited by the number, diversity and geographic dispersion of the business units managed by the Company, as well as by the large number of patients and payors, including the various governmental agencies in the states in which the Company provides services. Receivables from government agencies made up approximately 19% and 17% of net accounts receivable at December 31, 2018 and 2017, respectively.

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

Restricted Cash

Restricted cash consists of funds in escrow related to a potential future payment for contingent consideration for an acquisition completed in 2017.

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

Business Acquisitions

The Company accounts for all business acquisitions at fair value and expenses acquisition costs as they are incurred. Any identifiable assets acquired and liabilities assumed are recognized and measured at their respective fair values on the acquisition date. If information about facts and circumstances existing as of the acquisition date is incomplete at the end of the reporting period in which a business acquisition occurs, the Company will report provisional amounts for the items for which the accounting is incomplete. The measurement period ends once the Company receives sufficient information to finalize the fair values; however, the period will not exceed one year from the acquisition date. Any adjustments to provisional amounts that are identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined.

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

Goodwill is tested for impairment at a reporting unit level on at least an annual basis in accordance with the subsequent measurement provisions of the accounting guidance for goodwill. The Company defines a reporting unit based upon its management structure for services provided in specific regions of the United States. The Company early adopted new accounting guidance in 2017 that requires only a single-step quantitative test with any goodwill impairment measured as the amount by which a reporting unit’s carrying value exceeds its fair value. The Company uses income and market-based valuation approaches to determine the fair value of its reporting units. These approaches focus on discounted cash flows and market multiples based on the Company’s market capitalization to derive the fair value of a reporting unit. The Company also considers the economic outlook for the healthcare services industry and various other factors during the testing process, including hospital and physician contract changes, local market developments, changes in third-party payor payments, and other publicly available information. The Company completed annual impairment tests in the third quarter of each of 2018, 2017 and 2016 and determined that goodwill was not impaired in any of the three years.

Long-Lived Assets

The Company is required to evaluate long-lived assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. The recoverability of such assets is measured by a comparison of the carrying value of the assets to the future undiscounted cash flows before interest charges to be generated by the assets. If long-lived assets are impaired, the impairment to be recognized is measured as the excess of the carrying value over the fair value. Long-lived assets held for disposal are reported at the lower of the carrying value or fair value less disposal costs. The Company does not believe there are any indicators that would require an adjustment to such assets or their estimated periods of recovery at December 31, 2018 pursuant to current accounting standards.

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

Fair Value Measurements

In accordance with the accounting guidance for fair value measurements and disclosures, the Company carries its money market funds included in cash and cash equivalents at fair value. In accordance with the three-tier fair value hierarchy under this guidance, the Company determined the fair value using quoted market prices, a Level 1 input as defined under the accounting guidance for fair value measurements. At December 31, 2018 and 2017, the Company’s money market funds had a fair value of $0.5 million and $9.2 million, respectively.

The Company also carries the cash surrender value of life insurance related to its deferred compensation arrangements at fair value. The investments underlying the life insurance contracts consist primarily of exchange-traded equity securities and mutual funds with quoted prices in active markets. In accordance with the three-tier fair value hierarchy, the Company determined the fair value using the cash surrender value of the life insurance, a Level 2 input as defined under the accounting guidance for fair value measurements. At December 31, 2018 and 2017, the Company’s cash surrender value of life insurance had a fair value of $10.5 million and $15.6 million, respectively.

In addition, the Company carries its contingent consideration liabilities related to acquisitions at fair value. In accordance with the three-tier fair value hierarchy, the Company determined the fair value of its contingent consideration liabilities using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3, or unobservable inputs as defined under the accounting guidance for fair value measurements. At December 31, 2018 and 2017, the Company’s contingent consideration liabilities had a fair value of $20.0 million and $30.5 million, respectively. See Note 6 for more information regarding the Company’s contingent consideration liabilities.

The carrying amounts of cash equivalents, short-term investments, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments. The carrying values of long-term investments, line of credit, variable rate long-term debt and capital lease obligations approximate fair value. If the Company’s investments were measured at fair value, they would be categorized as Level 2 in the fair value hierarchy. If the Company’s line of credit was measured at fair value, it would be categorized as Level 2 in the fair value hierarchy. See Note 10 for information regarding the fair value of the Company’s 5.25% senior unsecured notes due 2023 (the “2023 Notes”) and 6.25% senior unsecured notes due 2027 (the “2027 Notes”).

3.     Investments:

Investments held are summarized as follows (in thousands):

	December 31, 2018		December 31, 2017
	Short-Term	Long-Term	Short-Term	Long-Term
Municipal debt securities	$18,473	$30,841	$8,312	$46,195
Federal home loan securities	2,000	34,393	1,000	30,322
Certificates of deposit	1,450	4,465	980	4,165

	$21,923	$69,699	$10,292	$80,682

Contractual maturities of long-term investments are summarized as follows (in thousands):

	December 31,
	2018	2017
Due after one year through five years	$69,699	$78,561
Due after five years through six years	—	2,121

	$69,699	$80,682

4.     Accounts Receivable and Net Revenue:

Accounts receivable, net consists of the following (in thousands):

	December 31,
	2018	2017
Gross accounts receivable	$2,031,341	$1,790,034
Allowance for contractual adjustments and uncollectibles	(1,489,069)	(1,286,035)

	$542,272	$503,999

Net revenue consists of the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
Net patient service revenue	$3,067,784	$2,915,648	$2,760,192
Hospital contract administrative fees	363,369	315,778	271,886
Management services and other	215,970	226,886	151,081

	$3,647,123	$3,458,312	$3,183,159

The following is a summary of our payor mix, expressed as a percentage of net revenue, exclusive of administrative fees and revenue related to management services and other, for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
Contracted managed care	70%	70%	70%
Government	24%	25%	23%
Other third-parties	4%	4%	6%
Private-pay patients	2%	1%	1%

	100%	100%	100%

Accounts receivable of $542.3 million and $504.0 million at December 31, 2018 and 2017, respectively, consist primarily of amounts due from GHC Programs and third-party insurance payors for services provided by the Company’s affiliated physicians.

Net revenue of $3.6 billion, $3.5 billion and $3.2 billion for the years ended December 31, 2018, 2017 and 2016, respectively, consists primarily of gross billed charges for services provided by the Company’s affiliated physicians less an estimated allowance for contractual adjustments and uncollectibles to properly account for the anticipated differences between gross billed charge amounts and expected reimbursement amounts.

The Company’s contractual adjustments and uncollectibles as a percentage of gross patient service revenue vary slightly each year depending on several factors, including improved managed care contracting, changes in reimbursement from state Medicaid programs and other GHC Programs, shifts in the percentage of patient services being reimbursed under GHC Programs and annual price increases.

The Company’s annual price increases typically increase contractual adjustments as a percentage of gross patient service revenue. This increase is primarily due to Medicaid, Medicare and other GHC Programs that generally provide for reimbursements on a fee-schedule basis rather than on a gross charge basis. When the Company bills these programs, like other payors, on a gross-charge basis, it also increases its provision for contractual adjustments and uncollectibles by the amount of any price increase, resulting in a higher contractual adjustment percentage.

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

5.    Property and Equipment:

Property and equipment consists of the following (in thousands):

	December 31,
	2018	2017
Building	$33,189	$33,024
Land	6,683	6,683
Equipment and other	300,981	253,453

	340,853	293,160
Accumulated depreciation	(207,816)	(169,624)

	$133,037	$123,536

At December 31, 2018 and 2017, property and equipment includes medical and other equipment held under capital leases of $4.8 million and $6.1 million, and related accumulated depreciation of $4.0 million and $4.6 million, respectively. The Company recorded depreciation expense of $38.5 million, $33.9 million and $29.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

6.    Business Acquisitions:

During the year ended December 31, 2018, the Company completed nine physician group practice acquisitions, including five radiology practices, two neonatology practices and two other pediatric subspecialty practices. The acquisition-date fair value of the total consideration for the nine acquisitions was $111.8 million, net of cash acquired. In connection with these acquisitions, the Company recorded goodwill of $95.0 million, other intangible assets consisting primarily of physician and hospital agreements of $17.2 million, current assets of $1.7 million and other liabilities of $2.1 million.

These acquisitions expanded the Company’s national network of physician practices. The Company expects to improve the results of physician practices through improved managed care contracting, improved collections and identification of growth initiatives, as well as operating and cost savings based on the significant infrastructure it has developed. With respect to the Company’s acquisition of radiology physician practices, the Company believes that it brings a unique value proposition to radiology physician groups, in that the Company can provide practice management support and a technology platform enabling radiology to be practiced at a national level, as well as teleradiology capabilities that can enhance a physician group’s efficiency, provide subspecialty access and help them to grow strategically and remain competitive while meeting the demands of their hospital partners, third-party payors and regulatory bodies. In addition, the Company believes that radiology physician group practice physicians can complement the staffing needs for its teleradiology services business during certain times, such as nights and weekends, when such physicians are not providing services at their practices.

During the year ended December 31, 2018, in connection with certain prior-period acquisitions, the Company paid $6.4 million for contingent consideration and $1.2 million for purchase consideration that had been held back pending satisfaction of certain conditions. Of these amounts, all except for the accretion recorded during 2018 were accrued as of December 31, 2017. In addition, the Company recorded a decrease of $5.3 million related to the change in the fair value of a contingent consideration agreement for which the probability of the achievement of certain performance measures was updated. This change in fair value of contingent consideration was recorded within operating expenses.

In connection with certain prior-period acquisitions, the Company also recorded a net increase in goodwill of $4.0 million composed of a decrease in current assets of $1.2 million, a decrease in noncurrent assets of $1.5 million and a decrease in liabilities of $0.2 million for measurement-period adjustments resulting from the finalization of acquisition accounting as well as additional cash consideration of $1.5 million related to a working capital true up.

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

On November 1, 2018, the Company announced the initiation of a process to potentially divest the Company’s management services service line to allow the Company to focus the organization on its core physician services business. There can be no assurance that this process will result in a transaction, and the Company may decide to retain all or part of the management services service line. The Company had expected that the management services service line could be classified as assets and liabilities held for sale within the Company’s Consolidated Balance Sheets and that historical operating results of the service line could be reported as discontinued operations in the Company’s Consolidated Statements of Income for the year ended December 31, 2018; however, the criteria for such classification was not met at December 31, 2018. The management services service line continues to be classified as held and used as of December 31, 2018.

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

7.    Goodwill and Intangible Assets:

Goodwill was $4.4 billion and $4.3 billion at December 31, 2018 and 2017, respectively. The change in the carrying amount of goodwill of $99.0 million during the year ended December 31, 2018 is primarily related to the Company’s 2018 acquisitions. The Company expects that $63.0 million of the goodwill recorded during the year ended December 31, 2018 will be deductible for tax purposes.

The Company’s management services reporting unit has experienced lower operating results than previously forecasted primarily due to a slower rate of new customer bookings and an increase in customer termination activity. The Company continues to believe that the fair value of the reporting unit exceeds the carrying value, and accordingly the goodwill assigned to the management services reporting unit is not impaired. Although the Company believes that the current assumptions and estimates used in its goodwill analysis are reasonable, supportable and appropriate, continued efforts to maintain or improve the performance of this business could be impacted by unfavorable or unforeseen changes which could impact the existing assumptions used in the impairment analysis. Various factors could reasonably be expected to unfavorably impact existing assumptions, primarily delays in new customer bookings and the related delay in revenue from new customers, increases in customer termination activity or increases in operating costs. Accordingly, there can be no assurance that the estimates and assumptions made for the purposes of the goodwill impairment analysis will prove to be accurate predictions of future performance. The carrying value of the Company’s management services reporting unit included goodwill of $321.6 million as of December 31, 2018. The Company will continue to closely monitor the performance of the management services reporting unit. If an impairment loss is required in a future period, it could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of the Company’s securities.

Intangible assets, net, consist of the following (in thousands):

	December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Physician and hospital agreements	$376,871	$(223,589)	$153,282
Customer relationships	443,300	(71,870)	371,430
Trade names	43,156	(4,630)	38,526
Patented and other technology	47,561	(22,487)	25,074

	$910,888	$(322,576)	$588,312

	December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Physician and hospital agreements	$381,635	$(203,915)	$177,720
Customer relationships	443,300	(48,837)	394,463
Trade names	43,156	(2,933)	40,223
Patented and other technology	38,590	(11,068)	27,522

	$906,681	$(266,753)	$639,928

During the year ended December 31, 2018, the Company recorded intangible assets related to acquisitions totaling $17.2 million, consisting primarily of physician and hospital agreements. The weighted-average amortization period for these physician and hospital agreements is approximately nine years.

Amortization expense for intangible assets was $72.8 million, $68.9 million and $60.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Amortization expense for existing intangible assets for the next five years is expected to be as follows (in thousands):

2019	$66,532
2020	59,969
2021	53,771
2022	46,249
2023	40,448

8.    Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2018	2017
Accounts payable	$31,059	$34,632
Accrued salaries and bonuses	249,834	225,429
Accrued payroll taxes and benefits	80,369	75,672
Accrued professional liabilities	34,931	37,912
Accrued contingent consideration	18,760	6,259
Accrued interest	9,477	4,495
Other accrued expenses	44,912	53,618

	$469,342	$438,017

9.    Accrued Professional Liabilities:

At December 31, 2018 and 2017, the Company’s total accrued professional liabilities of $244.0 million and $250.2 million, respectively, included incurred but not reported loss reserves of $139.1 million and $138.5 million, respectively, and loss reserves for reported claims of $104.9 million and $111.7 million, respectively. Of the total liability, $34.9 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet. In addition, there is a corresponding insurance receivable of $16.7 million recorded as a component of other assets for certain professional liability claims that are covered by third-party insurance policies.

The activity related to the Company’s total accrued professional liability for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Balance at beginning of year	$250,187	$202,052	$202,527
Assumed liabilities through acquisition	1,276	20,716	—
Provision (adjustment) for losses related to:
Current year	34,483	41,291	38,129
Prior years	10,299	9,983	(25,428)

Total provision for losses	44,782	51,274	12,701
Claim payments related to:
Current year	(555)	(712)	(766)
Prior years	(51,699)	(23,143)	(12,410)

Total payments	(52,254)	(23,855)	(13,176)

Balance at end of year	$243,991	$250,187	$202,052

The net decrease in the Company’s total accrued professional liability for the year ended December 31, 2018 was primarily related to an increase in claims payments made in the current year, partially offset by overall unfavorable trends in the Company’s claims experience that impacted its provision for losses. The net increase in the Company’s total accrued professional liability for the year ended December 31, 2017 was primarily related to overall unfavorable trends in the Company’s claims experience that impacted its provision for losses and growth in the program from acquisitions.

10.    Line of Credit, Long-Term Debt and Capital Lease Obligations:

The Company’s Credit Agreement provides for a $2.0 billion unsecured revolving credit facility and includes a $37.5 million sub-facility for the issuance of letters of credit. In November 2018, the Company amended and restated its Credit Agreement to make certain technical, conforming and other changes. The Credit Agreement matures on October 31, 2022 and is guaranteed by substantially all of the Company’s subsidiaries and affiliated professional associations and corporations. At the Company’s option, borrowings under the Credit Agreement will bear interest at (i) the alternate base rate (defined as the higher of (a) the prime rate, (b) the Federal Funds Rate plus 1/2 of 1.00% and (c) LIBOR for an interest period of one month plus 1.00%) plus an applicable margin rate ranging from 0.125% to 0.750% based on the Company’s consolidated leverage ratio or (ii) the LIBOR rate plus an applicable margin rate ranging from 1.125% to 1.750% based on the Company’s consolidated leverage ratio. The Credit Agreement also calls for other customary fees and charges, including an unused commitment fee ranging from 0.150% to 0.300% of the unused lending commitments, based on the Company’s consolidated leverage ratio.

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

In December 2015, the Company completed a private offering of $750.0 million aggregate principal amount of 2023 Notes. In November 2018, the Company completed a private offering of $500.0 million aggregate principal amount of 2027 Notes. The Company’s obligations under the 2023 Notes and the 2027 Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee the Credit Agreement. Interest on the 2023 Notes accrues at the rate of 5.25% per annum and is payable semi-annually in arrears on June 1 and December 1. Interest on the 2027 Notes accrues at the rate of 6.25% per annum and is payable semi-annually in arrears on January 15 and July 15, with the initial interest payment due on January 15, 2019.

As of December 31, 2018, the Company may redeem all or a portion of the 2023 Notes, at the redemption prices of 102.625% in 2019, 101.313% in 2020 and 100% in 2021 and thereafter, plus accrued and unpaid interest to the redemption date.

At any time prior to January 15, 2022, the Company may redeem all or a portion of the 2027 Notes at a redemption price equal to 100% of the principal amount of the notes being redeemed plus an applicable redemption premium and accrued and unpaid interest to the redemption date. In addition, at any time prior to January 15, 2022, the Company may redeem up to 35% of the aggregate principal amount of the 2027 Notes at a redemption price of 106.250% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, using proceeds from one or more equity offerings. On or after January 15, 2022, the Company may redeem all or a portion of the 2027 Notes, at the redemption prices of 104.688% in 2022, 103.125% in 2023, 101.563% in 2024 and 100% in 2025 and thereafter, plus accrued and unpaid interest to the redemption date.

The indenture under which the 2023 Notes and the 2027 Notes are issued, among other things, limits our ability to (1) incur liens and (2) enter into sale and lease-back transactions, and also limits our ability to merge or dispose of all or substantially all of our assets, in all cases, subject to a number of customary exceptions. Although we are not required to make mandatory redemption or sinking fund payments with respect to the 2023 Notes or the 2027 Notes, upon the occurrence of a change in control of MEDNAX, we may be required to repurchase the 2023 Notes or the 2027 Notes at a purchase price equal to 101% of the aggregate principal amount of the 2023 Notes and the 2027 Notes repurchased plus accrued and unpaid interest.

The carrying value of the Company’s long-term debt was $2.0 billion and $1.8 billion at December 31, 2018 and 2017, respectively, and consisted of the following (in thousands):

	December 31, 2018
	Principal	Unamortized Debt Issuance Costs	Total
Senior Notes	$1,250,000	$(15,408)	$1,234,592
Revolving line of credit	739,500	(4,274)	735,226

Total	$1,989,500	$(19,682)	$1,969,818

	December 31, 2017
	Principal	Unamortized Debt Issuance Costs	Total
Senior Notes	$750,000	$(9,503)	$740,497
Revolving line of credit	1,110,500	(4,864)	1,105,636

Total	$1,860,500	$(14,367)	$1,846,133

The Company presents issuance costs related to long-term debt liabilities, other than revolving credit arrangements, as a direct deduction from the carrying value of that long-term debt. The Company has outstanding letters of credit which reduced the amount available under the Credit Agreement by $0.2 million at December 31, 2018. At December 31, 2018, the Company had an available balance on its Credit Agreement of $1.3 billion.

The carrying values of the Company’s variable rate revolving line of credit approximates fair value due to the short-term nature of the interest rates. The estimated fair value of the Company’s 2023 Notes and 2027 Notes were estimated using trading prices as of December 31, 2018 and 2017, respectively, as Level 2 inputs to estimate fair value and are summarized as follows (in thousands):

	December 31,
	2018	2017
2023 Notes	$736,725	$763,125
2027 Notes	482,500	—

The Company’s capital lease obligations consist of the following (in thousands):

	December 31,
	2018	2017
Capital lease obligations	$441	$1,826
Less: Current portion	(253)	(1,401)

Long-term portion	$188	$425

The amounts due under the terms of the Company’s capital lease obligations at December 31, 2018 are as follows:

2019	$253
2020	114
2021	74

11.    Income Taxes:

The components of the income tax provision (benefit) are as follows (in thousands):

	December 31,
	2018	2017	2016
Federal:
Current	$97,754	$130,053	$166,758
Deferred	(20,176)	(63,038)	15,596

	77,578	67,015	182,354

State:
Current	26,605	20,070	4,296
Deferred	(3,973)	2,965	2,553

	22,632	23,035	6,849

Total	$100,210	$90,050	$189,203

The Company files its tax return on a consolidated basis with its subsidiaries, and its affiliated professional contractors file tax returns on an individual basis.

Beginning on January 1, 2018, the Company’s statutory tax rate was reduced from 35.0% to 21.0% as a result of legislation enacted under the Tax Cuts and Jobs Act of 2017 (“TCJA”). The effective tax rate was 27.2%, 21.9% and 36.8% for the years ended December 31, 2018, 2017 and 2016, respectively. During the three months ended December 31, 2017, the Company recorded a $70.0 million income tax benefit related to the reduction of its net deferred tax liability resulting from the reduction in the corporate tax rate under the TCJA. During the three months ended September 30, 2016, the Company settled a certain tax matter with a taxing authority. In connection with this settlement, the Company’s effective income tax rate was favorably impacted by $10.6 million.

The differences between the effective rate and the United States federal income tax statutory rate are as follows:

	December 31,
	2018	2017	2016
Tax at statutory rate	21.00%	35.00%	35.00%
State income tax, net of federal benefit	4.80	3.33	2.94
Non-deductible expenses	0.44	0.49	0.43
Change in accrual estimates relating to uncertain tax positions	0.05	0.02	(2.11)
Change in valuation allowance	—	—	0.48
Other, net	1.20	0.16	0.06
Change in tax law	(0.32)	(17.06)	—

Income tax provision	27.17%	21.94%	36.80%

All of the Company’s deferred tax assets and liabilities are classified as long-term. The significant components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2018	2017
Allowance for uncollectible accounts	$194,876	$80,056
Reserves and accruals	59,270	45,454
Stock-based compensation	9,201	7,975
Net operating loss carryforward	25,226	28,569
Property and equipment	26	685
Other	1,197	970

Deferred tax assets before valuation allowance	289,796	163,709
Less: Valuation allowance	(2,628)	(2,615)

Deferred tax assets, net of valuation allowance	287,168	161,094

Gross deferred tax liabilities:
Amortization	(286,552)	(258,618)

Accounting method changes	(109,418)	(4,150)
Accrual to cash adjustment	(39)	(31,290)
Other	(489)	—

Total deferred tax liabilities	(396,498)	(294,058)

Net deferred tax liability	$(109,330)	$(132,964)

The Company’s net deferred tax liability decreased by $23.6 million during 2018. During 2018, certain of the Company’s affiliated professional contractors elected to change their method of accounting from cash basis to accrual basis for income tax purposes. During the year ended December 31, 2018, the increases in allowance for uncollectible accounts of $114.8 million and accounting method changes of $105.3 million as well as the decrease in accrual to cash adjustment of $31.3 million primarily relate to these accounting method changes.

Beginning January 1, 2017, excess tax benefits or deficiencies associated with the exercise of stock options, the vesting of restricted and deferred stock and the purchase of shares under the Company’s non-qualified employee stock purchase plan are recognized as income tax benefits or expenses in the income statement in the reporting period in which they occur instead of an increase or decrease to additional paid-in-capital. For the years ended December 31, 2018 and 2017, income tax expense of $1.4 million and $0.2 million, respectively, was recognized for excess tax deficiencies. For the year ended December 31, 2016, additional paid-in-capital was increased by $4.2 million for excess tax benefits.

The Company has net operating loss carryforwards for federal and state tax purposes totaling $101.9 million, $116.0 million and $130.0 million at December 31, 2018, 2017 and 2016, respectively. With respect to the December 31, 2018 balance, approximately $74.3 million expires at various times from 2019 through 2038, and $27.6 million does not expire.

As of December 31, 2018, 2017 and 2016, the Company’s liability for uncertain tax positions, excluding accrued interest and penalties, was $11.2 million, $11.0 million and $9.5 million, respectively. As of December 31, 2018, the Company had $10.9 million of uncertain tax positions that, if recognized, would favorably impact its effective tax rate.

The following table summarizes the activity related to the Company’s liability for uncertain tax positions for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Years Ended December 31,
	2018	2017	2016
Balance at beginning of year	$10,972	$9,469	$18,447
Increases related to prior year tax positions	385	2,284	301
Decreases related to prior year tax positions	—	(143)	(3,927)
Increases related to current year tax positions	2,900	1,430	2,258
Settlements	—	—	(5,644)
Decreases related to lapse of statutes of limitation	(3,072)	(2,068)	(1,966)

Balance at end of year	$11,185	$10,972	$9,469

During the years ended December 31, 2018 and 2017, the Company increased its liability for uncertain tax positions by a total of $0.2 million and $1.5 million, respectively, primarily related to additional taxes on current and prior year positions, partially offset by the expiration of statutes of limitation. In addition, the Company anticipates that its liability for uncertain tax positions will increase by $0.2 million over the next 12 months.

The Company includes interest and penalties related to income tax liabilities in income tax expense. The income tax benefit recognized by the Company for interest and penalties during the year ended December 31, 2018 was nominal. The Company recognized income tax benefits of $0.2 million and $7.9 million related to interest and penalties during the years ended December 31, 2017 and 2016, respectively. At December 31, 2018 and 2017, the Company’s accrued liability for interest and penalties related to income tax liabilities totaled $1.1 million and $1.2 million, respectively.

The Company is currently subject to U.S. Federal and various state income tax examinations for the tax years 2014 through 2017.

12.     Common and Common Equivalent Shares:

The calculation of shares used in the basic and diluted net income per share calculation for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Weighted average number of common shares outstanding	91,104	92,431	92,422
Weighted average number of dilutive common share equivalents	502	527	687

Weighted average number of common and common equivalent shares outstanding	91,606	92,958	93,109

Antidilutive securities not included in the diluted net income per common share calculation	214	107	2

13.     Stock Incentive Plans and Stock Purchase Plans:

The Company’s Amended and Restated 2008 Incentive Compensation Plan, as amended (the “Amended and Restated 2008 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property.

Under the Amended and Restated 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards generally vest upon the satisfaction of specified performance-based conditions or service-based conditions. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. At December 31, 2018, the Company had 2.0 million shares available for future grants and awards under its Amended and Restated 2008 Incentive Plan.

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

Each of the ESPP and the SPP provide for the issuance of an of aggregate 2.6 million shares of the Company’s common stock less the number of shares of common stock purchased under the other plan. The Company recognizes stock-based compensation expense for the discount received by participating employees and non-employee service providers. During the year ended December 31, 2018, 0.4 million shares were issued under the ESPP and SPP. At December 31, 2018, the Company had 1.6 million shares in aggregate reserved for issuance under the ESPP and SPP.

The Company recognized $38.7 million, $29.6 million and $34.0 million of stock-based compensation expense related to its stock incentive plans, the ESPP and the SPP during the years ended December 31, 2018, 2017 and 2016, respectively.

The activity related to the Company’s restricted stock and deferred stock awards and the corresponding weighted average grant-date fair values for the year ended December 31, 2018 are as follows:

	Number of Shares	Weighted Average Fair Value
Non-vested shares at January 1, 2018	1,041,034	$60.21
Awarded	770,480	$51.99
Forfeited	(69,293)	$56.65
Vested	(431,368)	$63.57

Non-vested shares at December 31, 2018	1,310,853	$54.46

The aggregate fair value of the restricted and deferred stock that vested during the years ended December 31, 2018, 2017 and 2016 was $27.4 million, $29.3 million and $29.8 million, respectively.

The weighted average grant-date fair value of restricted and deferred stock awards that were granted during the years ended December 31, 2018, 2017 and 2016 was $51.99, $54.22 and $67.90, respectively.

At December 31, 2018, the total stock-based compensation cost related to non-vested restricted and deferred stock remaining to be recognized as compensation expense over a weighted-average period of 1.4 years was $30.8 million.

The Company did not grant any stock options in 2018, 2017, or 2016, and all stock-based compensation cost related to stock options has been recognized. The activity and certain other information related to the Company’s outstanding stock option awards for the year ended December 31, 2018 are as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2018	246,342	$27.51
Exercised	(133,366)	$27.38		$2.8

Outstanding and exercisable at December 31, 2018	112,976	$27.65	1.3	$0.7

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016 was $2.8 million, $5.5 million and $6.8 million, respectively.

There were no excess tax benefits recognized in additional paid-in capital in 2018 or 2017 due to the adoption of new accounting guidance on January 1, 2017 that requires excess tax benefits to be recognized in the income statement. The net excess tax benefit recognized in additional paid-in capital related primarily to stock options, restricted stock and deferred stock for the year ended December 31, 2016 was $4.1 million. The cash proceeds received from the exercise of stock options for the years ended December 31, 2018, 2017 and 2016 were $3.7 million, $4.8 million and $4.7 million, respectively.

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

In August 2018, the Company announced that its Board of Directors had authorized the repurchase of up to $500.0 million of the Company’s common stock in addition to its existing share repurchase program. As part of this repurchase program, on August 31, 2018, the Company entered into an uncollared accelerated share repurchase (“ASR”) agreement with an investment bank. Under the ASR agreement, the Company agreed to purchase $250.0 million of its common stock in total. On September 4, 2018, the Company paid a total of $250.0 million to the investment bank, which in turn delivered to the Company approximately 4.2 million shares of the Company’s common stock in total based on the market price of a share of Company common stock on August 31, 2018. The payment was recorded as a reduction to the respective components of shareholders’ equity. The ASR agreement was funded by borrowings under the Company’s Credit Agreement discussed in Note 10. Final settlement of the ASR occurred in December 2018 with the delivery to the Company of approximately 1.7 million additional shares of common stock. The final number of shares of common stock that the Company received was based upon the average daily volume weighted-average price of the Company’s common stock during the term of the ASR agreement, less a negotiated discount.

Under the share repurchase programs described above, the Company repurchased approximately 7.0 million shares of its common stock for approximately $302.2 million during the year ended December 31, 2018, inclusive of 54,909 shares withheld to satisfy minimum statutory withholding obligations of $2.5 million in connection with the vesting of restricted stock and exercises of stock options during the second quarter of 2018.

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

15.     Retirement Plans:

The Company maintains six qualified contributory savings plans as allowed under Section 401(k) of the Internal Revenue Code and Section 1165(e) of the Puerto Rico Income Tax Act of 1954 (the “401(k) Plans”). The 401(k) Plans permit participant contributions and allow elective and, in certain situations, non-elective Company contributions based on each participant’s contribution or a specified percentage of eligible wages. Participants may defer a percentage of their annual compensation subject to the limits defined in the 401(k) Plans. The Company recorded expense of $55.8 million, $50.7 million and $45.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, primarily related to the 401(k) Plans.

16.     Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its securities. The Company has not included an accrual for these matters as of December 31, 2018 in its Condensed Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

The Company leases space for its regional, medical and business offices, storage space and temporary housing of medical staff. The Company also leases an aircraft. Rent expense for the years ended December 31, 2018, 2017 and 2016 was $42.9 million, $42.6 million and $38.0 million, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2018 are as follows (in thousands):

2019	$30,824
2020	22,038
2021	17,946
2022	12,708
2023	9,440
Thereafter	10,522

$103,478

17.    Selected Quarterly Financial Information (Unaudited):

The following tables set forth a summary of the Company’s selected quarterly financial information for each of the four quarters ended December 31, 2018 and 2017 (in thousands, except for per share data):

	2018 Quarters
	First	Second	Third	Fourth
Net revenue	$901,857	$915,918	$896,652	$932,696

Operating expenses:
Practice salaries and benefits	631,830	620,980	625,717	657,061
Practice supplies and other operating expenses	30,655	31,833	30,159	29,381
General and administrative expenses	108,776	107,908	102,905	112,789
Depreciation and amortization	26,163	26,518	28,709	29,891

Total operating expenses	797,424	787,239	787,490	829,122

Income from operations	104,433	128,679	109,162	103,574
Investment and other income	1,464	1,202	1,302	967
Interest expense	(19,935)	(21,604)	(21,782)	(25,448)
Equity in earnings of unconsolidated affiliates	1,525	1,257	1,766	2,277

Total non-operating expenses	(16,946)	(19,145)	(18,714)	(22,204)
Income before income taxes	87,487	109,534	90,448	81,370
Income tax provision	(24,059)	(30,122)	(24,873)	(21,156)

Net income	$63,428	$79,412	$65,575	$60,214

Per common and common equivalent share data (1):
Net income:
Basic	$0.68	$0.85	$0.72	$0.69

Diluted	$0.68	$0.85	$0.72	$0.68

Weighted average common shares:
Basic	92,859	92,987	90,984	87,810

Diluted	93,505	93,529	91,359	88,258

(1)	Basic and diluted per share amounts are computed for each of the periods presented. Accordingly, the sum of the quarterly per share amounts may not agree with the full year amount.

	2017 Quarters
	First	Second	Third	Fourth
Net revenue	$835,597	$842,944	$868,951	$910,820

Operating expenses:
Practice salaries and benefits	572,385	561,418	586,476	617,455
Practice supplies and other operating expenses	27,796	30,872	29,497	32,353
General and administrative expenses	103,765	103,015	101,430	108,895
Depreciation and amortization	25,614	25,735	25,116	26,414

Total operating expenses	729,560	721,040	742,519	785,117

Income from operations	106,037	121,904	126,432	125,703
Investment and other income	576	365	235	2,777
Interest expense	(17,752)	(18,535)	(18,428)	(19,844)
Equity (loss) in earnings of unconsolidated affiliate	797	689	(240)	(294)

Total non-operating expenses	(16,379)	(17,481)	(18,433)	(17,361)
Income before income taxes	89,658	104,423	107,999	108,342
Income tax (provision) benefit	(34,967)	(40,725)	(42,119)	27,761

Net income	$54,691	$63,698	$65,880	$136,103

Per common and common equivalent share data (2):
Net income:
Basic	$0.59	$0.69	$0.71	$1.47

Diluted	$0.59	$0.69	$0.71	$1.46

Weighted average common shares:
Basic	92,360	92,181	92,589	92,756

Diluted	93,143	92,812	92,881	93,159

(2)	Basic and diluted per share amounts are computed for each of the periods presented. Accordingly, the sum of the quarterly per share amounts may not agree with the full year amount.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s independent registered certified public accounting firm, PricewaterhouseCoopers LLP, has audited our internal control over financial reporting as of December 31, 2018 as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On February 12, 2019, Mr. David A. Clark, the President, MEDNAX National Medical Group, of the Company, was appointed as Chief Operating Officer of the Company. Mr. Clark succeeds Mr. Joseph M. Calabro, the current President and Chief Operating Officer of the Company, who will continue to serve as President of the Company. Mr. Clark, age 52, joined the Company in May 2001 and has served in various capacities, with executive officer responsibilities from January 1, 2009.

In connection with his appointment as Chief Operating Officer, Mr. Clark and the Company, through a wholly-owned subsidiary, entered into an Employment Agreement (the “Clark Employment Agreement”) on February 12, 2019, which replaced Mr. Clark’s previous employment agreement with a wholly-owned subsidiary of the Company. Also on February 12, 2019, the Company, through a wholly-owned subsidiary, entered into an Employment Agreement (the “Andreano Employment Agreement” and, together with the Clark Employment Agreement, the “Employment Agreements”) with Mr. Dominic J. Andreano, the Senior Vice President, General Counsel and Secretary of the Company, which replaced Mr. Andreano’s previous employment agreement with a wholly-owned subsidiary of the Company.

Pursuant to the Employment Agreements, each of Mr. Clark and Mr. Andreano will receive an annual base salary as determined from time to time by his respective supervisor and will be eligible to receive an annual performance bonus in accordance with incentive programs approved from time to time by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”), with a target bonus of 100% of his base salary and a maximum bonus potential of 200% of his base salary. The Employment Agreements also provide for participation in customary Company benefit plans and incentive compensation plans.

Upon the termination of Mr. Clark’s employment for certain specified reasons, the Clark Employment Agreement provides for severance payments of up to 12 to 24 months of Mr. Clark’s base salary and a pro rata bonus for the year in which his termination occurs, depending on the basis for termination, plus, in certain cases, the payment of an amount equal to the greater of (x) 1.5 times the Average Annual Performance Bonus (as defined in the Clark Employment Agreement) and (y) Mr. Clark’s bonus for the year immediately preceding his termination. Upon the termination of Mr. Andreano’s employment for certain specified reasons, the Andreano Employment Agreement provides for severance payments of up to 12 to 24 months of Mr. Andreano’s base salary and a pro rata bonus for the year in which his termination occurs, depending on the basis for termination, plus, in certain cases, the payment of an amount equal to the Average Annual Performance Bonus (as defined in the Andreano Employment Agreement). In addition, depending on the basis for termination, all equity awards granted to Mr. Clark or Mr. Andreano, as applicable, by the Company prior to such termination will become fully vested and, if applicable, exercisable.

The Employment Agreements provide for customary protections of the Company’s confidential information and intellectual property and that Mr. Clark or Mr. Andreano, as applicable, will not, during the term of his employment and for a period of 18, 24 or 30 months thereafter, depending on the basis for termination, compete with the Company, hire away from or solicit to leave the Company its employees and independent contractors, or interfere in the Company’s relationships with its hospitals, other healthcare facilities, vendors, clients and other third parties.

The Employment Agreements have three-year terms and are subject to automatic renewals for successive one-year terms.

The foregoing descriptions of the Clark Employment Agreement and Andreano Employment Agreement are qualified in their entirety by reference to the terms of the Clark Employment Agreement and Andreano Employment Agreement, copies of which are attached to this Form 10-K as Exhibits 10.37 and 10.35, respectively, and are incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2019 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2019 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2018, with respect to shares of our common stock that may be issued under existing equity compensation plans, including our Amended and Restated 2008 Incentive Compensation Plan, as amended (“Amended and Restated 2008 Incentive Plan”), our 2004 Incentive Compensation Plan, as amended (“2004 Incentive Plan”), our ESPP and our SPP.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	112,976	(1)	$27.51	3,574,501	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	112,976		$27.51	3,574,501

(1)	All shares are issuable under the Amended and Restated 2008 Incentive Plan, as amended.
(2)

Under the Amended and Restated 2008 Incentive Plan, as amended, 1,997,719 shares remain available for future issuance, and under the ESPP and the SPP, an aggregate of 1,576,782 shares remain available for future issuance.

The remaining information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2019 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2019 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2019 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1)    Financial Statements

The information required by this Item is included in Item 8 of Part II of this Form 10-K.

(a)(2)    Financial Statement Schedule

The following financial statement schedule for the years ended December 31, 2018, 2017 and 2016, is included in this Form 10-K as set forth below (in thousands).

MEDNAX, INC.

Schedule II: Valuation and Qualifying Accounts

	Years Ended December 31,
	2018	2017	2016
Allowance for contractual adjustments and uncollectibles:
Balance at beginning of year	$1,286,035	$1,224,366	$1,129,301
Amount charged against operating revenue	8,944,637	8,285,317	7,464,030
Accounts receivable contractual adjustments and write-offs (net of recoveries)	(8,741,603)	(8,223,648)	(7,368,965)

Balance at end of year	$1,489,069	$1,286,035	$1,224,366

All other schedules have been omitted because they are not applicable, not required or the information is included elsewhere herein.

(a)(3) Exhibits

See Item 15(b) of this Form 10-K.

(b) Exhibits

2.1	Agreement and Plan of Merger, dated as of December 29, 2008, between MEDNAX, Inc., Pediatrix Medical Group, Inc. and PMG Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).

3.1	Composite Articles of Incorporation of MEDNAX, Inc. (incorporated by reference to Exhibit 3.1 to MEDNAX’s Annual Report on Form 10-K for the period ended December 31, 2013).

3.2	Amended and Restated By-laws of MEDNAX, Inc. (incorporated by reference to Exhibit 3.1 to MEDNAX’s Current Report on Form 8-K dated November 6, 2018).

10.1	Form of 5.25% Senior Notes due 2023 (incorporated by reference to Exhibit A of the First Supplemental Indenture filed as Exhibit 4.3 to MEDNAX’s Current Report on Form 8-K dated December 8, 2015).

10.2	Form of 6.25% Senior Notes due 2027 (incorporated by reference to Exhibit A of the Fifth Supplemental Indenture filed as Exhibit 4.3 to MEDNAX’s Current Report on Form 8-K dated November 13, 2018).

10.3	Indenture, dated as of December 8, 2015, by and between MEDNAX, Inc. and U.S. Bank National Association, as Trustee. (incorporated by reference to Exhibit 4.2 to MEDNAX’s Current Report on Form 8-K dated December 8, 2015).

10.4	First Supplemental Indenture dated as of December 8, 2015 to the Indenture, dated as of December 8, 2015, by and among MEDNAX, Inc., certain of its subsidiaries and U.S. Bank National Association, as Trustee. (incorporated by reference to Exhibit 4.3 to MEDNAX’s Current Report on Form 8-K dated December 8, 2015).

10.5	Second Supplemental Indenture dated as of March 30, 2017 to the Indenture, dated as of December 8, 2015, by and among MEDNAX, Inc., certain of its subsidiaries and U.S. Bank National Association, as Trustee. (incorporated by reference to Exhibit 10.4 to MEDNAX’s Annual Report on Form 10-K for the period ended December 31, 2017).

10.6	Third Supplemental Indenture dated as of November 9, 2017 to the Indenture, dated as of December 8, 2015, by and among MEDNAX, Inc., certain of its subsidiaries and U.S. Bank National Association, as Trustee. (incorporated by reference to Exhibit 10.5 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2017).

10.7+	Fourth Supplemental Indenture dated as of November 13, 2018 to the Indenture, dated as of December 8, 2015, by and among MEDNAX, Inc., certain of its subsidiaries and U.S. Bank National Association, as Trustee.

10.8	Fifth Supplemental Indenture dated as of November 13, 2018 to Indenture, dated as of December 8, 2015, by and among MEDNAX, Inc., certain of its subsidiaries and U.S. Bank National Association, as Trustee. (incorporated by reference to Exhibit 4.3 to MEDNAX’s Current Report on Form 8-K dated November 13, 2018).

10.9	Credit Agreement, dated as of October 30, 2017, among MEDNAX, Inc., certain of its domestic subsidiaries from time to time party thereto as Guarantors, the Lender parties thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Bank of America, N.A., Fifth Third Bank, Mizuho Bank, Ltd., SunTrust Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Wells Fargo Bank, National Association as Syndication Agents, and BBVA Compass, Citizens Bank, N.A., PNC Bank, Regions Bank, and U.S. Bank National Association, as Senior Documentation Agents and BB&T as Documentation Agent. JPMorgan Chase Bank, N.A, Fifth Third Bank, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mizuho Bank, Ltd., SunTrust Robinson Humphrey, Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Wells Fargo Securities, LLC, acted as Joint Lead Arrangers and Joint Bookrunners. (incorporated by reference to Exhibit 10.1 to MEDNAX’s Quarterly Report on Form 10-Q for the period ended September 30, 2017).

10.10+	Amendment No. 1, dated as of November 21, 2018, to the Credit Agreement, dated as of October 30, 2017, among MEDNAX, Inc. certain of its domestic subsidiaries from time to time party thereto as Guarantors, the Lenders parties thereto and JPMorgan Chase Bank, N.A. as Administrative Agent.

10.11	Amended and Restated Stock Option Plan of Pediatrix dated as of June 4, 2003 (incorporated by reference to Exhibit 10.5 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).*

10.12	First Amendment, dated December 29, 2008, to Pediatrix Medical Group, Inc. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.7 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.13	Amended and Restated MEDNAX, Inc. 1996 Non-Qualified Employee Stock Purchase Plan (incorporated by reference to Exhibit A to MEDNAX’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on September 18, 2015).*

10.14	2015 Non-Qualified Stock Purchase Plan of MEDNAX, Inc., dated September 14, 2015 (incorporated by reference to Exhibit B to MEDNAX’s Proxy Statement dated September 18, 2015).*

10.15	Executive Non-Qualified Deferred Compensation Plan of Pediatrix, dated October 13, 1997 (incorporated by reference to Exhibit 10.35 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 1998).*

10.16	Amended and Restated Thrift and Profit Sharing Plan of Pediatrix (incorporated by reference to Exhibit 4.5 to Pediatrix’s Registration Statement on Form S-8 (Registration No. 333-101222)).*

10.17	Pediatrix Medical Group of Puerto Rico Thrift and Profit Sharing Plan (incorporated by reference to Exhibit 4.3 to Pediatrix’s Registration Statement on Form S-8 dated December 9, 2004).*

10.18	Pediatrix Medical Group, Inc. 2004 Incentive Compensation Plan (incorporated by reference to Exhibit A of Pediatrix’s Proxy Statement on Schedule 14A dated April 9, 2004).*

10.19	Second Amendment, dated December 29, 2008, to Pediatrix Medical Group, Inc. 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.8 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.20	MEDNAX, Inc. Amended and Restated 2008 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to MEDNAX’s Current Report on Form 8-K dated February 19, 2014).*

10.21	Pediatrix Medical Group, Inc. Form of Stock Option Agreement for Stock Options Awarded Under the Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.3 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.22	Pediatrix Medical Group, Inc. Form of Incentive Stock Option Agreement for Incentive Stock Options Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.23	Pediatrix Medical Group, Inc. Form of Non-Qualified Stock Option Agreement for Non-Qualified Stock Options Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.24	Pediatrix Medical Group, Inc. Form of Restricted Stock Agreement for Restricted Stock Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.25	MEDNAX, Inc. Form of Non-Qualified Stock Option Agreement for Non-Qualified Stock Options Awarded Under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.17 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.26	MEDNAX, Inc. Form of Restricted Stock Agreement for Restricted Stock Awarded Under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.18 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.27	Employment Agreement, dated August 7, 2011, by and between MEDNAX Services, Inc. and Roger J. Medel, M.D. (incorporated by reference to Exhibit 10.1 to MEDNAX’s Current Report on Form 8-K dated August 10, 2011).*

10.28	First Amendment to Employment Agreement, dated October 4, 2017, by and between MEDNAX Services, Inc. and Roger J. Medel, M.D. (incorporated by reference to Exhibit 10.1 to MEDNAX’s Current Report on Form 8-K dated October 4, 2017).*

10.29	Employment Agreement, dated August 20, 2008, by and between Pediatrix Medical Group, Inc. and Joseph M. Calabro (incorporated by reference to Exhibit 10.2 to Pediatrix’s Current Report on Form 8-K dated August 22, 2008).*

10.30	Amendment Agreement, dated December 29, 2008, between MEDNAX, Inc., Pediatrix Medical Group, Inc. and Joseph M. Calabro (incorporated by reference to Exhibit 10.3 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.31	Employment Agreement, dated February 24, 2010, by and between MEDNAX Services, Inc. and Vivian Lopez-Blanco (incorporated by reference to Exhibit 10.28 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.32	Employment Agreement, dated February 12, 2018, by and between MEDNAX Services, Inc. and Vivian Lopez-Blanco (incorporated by reference to Exhibit 10.28 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2017).*

10.33	Employment Agreement, dated August 22, 2018, by and between MEDNAX Services, Inc. and Stephen Farber (incorporated by reference to Exhibit 10.1 to MEDNAX’s Current Report on Form 8-K dated August 28, 2018).*

10.34	Employment Agreement, dated February 12, 2018, by and between MEDNAX Services, Inc. and Dominic J. Andreano (incorporated by reference to Exhibit 10.29 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2017).*

10.35+	Employment Agreement, dated February 12, 2019, by and between MEDNAX Services, Inc. and Dominic J. Andreano.*

10.36	Employment Agreement, dated February 12, 2018, by and between MEDNAX Services, Inc. and David A. Clark (incorporated by reference to Exhibit 10.30 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2017).*

10.37+	Employment Agreement, dated February 12, 2019, by and between MEDNAX Services, Inc. and David A. Clark.*

10.38	Restricted Shares Units Agreement for Roger J. Medel, M.D. dated August 7, 2011 (incorporated by reference to Exhibit 10.2 to MEDNAX’s Current Report on Form 8-K dated August 10, 2011).*

10.39	Form of Indemnification Agreement between Pediatrix and each of its directors and executive officers. (incorporated by reference to Exhibit 10.6 to Pediatrix’s Annual Report on Form 10-K for the year ended December 31, 2003).*

10.40	Form of Exclusive Management and Administrative Services Agreement with affiliated professional contractors (incorporated by reference to Exhibit 10.31 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.41	Confirmation—Uncollared Accelerated Share Repurchase dated August 31, 2018 between Bank of America, N.A. and MEDNAX, Inc. (incorporated by reference to Exhibit 10.1 to MEDNAX’s Quarterly Report on Form 10-Q for the period ended September 30, 2018).**

21.1+	Subsidiaries of the Registrant.

23.1+	Consent of PricewaterhouseCoopers LLP.

31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contracts or compensation plans, contracts or arrangements.
**

Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been granted with respect to this omitted information.

+	Filed herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDNAX, INC.

Date: February 14, 2019	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger J. Medel, M.D. Roger J. Medel, M.D.	Chief Executive Officer (Principal Executive Officer)	February 14, 2019

/s/ Stephen D. Farber Stephen D. Farber	Chief Financial Officer (Principal Financial Officer)	February 14, 2019

/s/ John C. Pepia John C. Pepia	Chief Accounting Officer (Principal Accounting Officer)	February 14, 2019

/s/ Cesar L. Alvarez Cesar L. Alvarez	Director and Chairman of the Board	February 14, 2019

/s/ Manuel Kadre Manuel Kadre	Lead Independent Director	February 14, 2019

/s/ Karey D. Barker Karey D. Barker	Director	February 14, 2019

/s/ Waldemar A. Carlo, M.D. Waldemar A. Carlo, M.D.	Director	February 14, 2019

/s/ Michael B. Fernandez Michael B. Fernandez	Director	February 14, 2019

/s/ Paul G. Gabos Paul G. Gabos	Director	February 14, 2019

/s/ Pascal J. Goldschmidt, M.D. Pascal J. Goldschmidt, M.D.	Director	February 14, 2019

/s/ Enrique J. Sosa, Ph.D. Enrique J. Sosa, Ph.D.	Director	February 14, 2019