Form 10-Q
period 2019-03-31
MEDNAX, INC.
filed 2019-05-02
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $.01 per share	MD	New York Stock Exchange

On April 26, 2019, the registrant had outstanding 86,537,633 shares of Common Stock, par value $.01 per share.

MEDNAX, INC.

MEDNAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$26,476	$25,491
Restricted cash	20,000	20,000
Short-term investments	86,223	21,923
Accounts receivable, net	522,638	506,723
Prepaid expenses	12,862	17,123
Other current assets	16,680	17,166
Assets held for sale	372,537	51,551

Total current assets	1,057,416	659,977
Investments	—	69,699
Property and equipment, net	89,037	90,434
Goodwill	4,065,506	4,061,439
Intangible assets, net	300,662	313,165
Operating lease right-of-use assets	90,983	—
Other assets	102,653	103,134
Assets held for sale	—	639,633

Total assets	$5,706,257	$5,937,481

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$312,957	$448,567
Current portion of finance lease liabilities	240	253
Current portion of operating lease liabilities	24,726	—
Income taxes payable	44,971	30,598
Liabilities held for sale	32,289	23,344

Total current liabilities	415,183	502,762
Line of credit	392,000	739,500
Long-term debt and finance lease liabilities, net	1,727,482	1,234,781
Long-term operating lease liabilities	71,162	—
Long-term professional liabilities	208,564	209,060
Deferred income taxes	90,473	95,581
Other liabilities	21,581	31,828
Liabilities held for sale	—	36,085

Total liabilities	2,926,445	2,849,597

Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000 shares authorized; 86,387 and 87,820 shares issued and outstanding, respectively	864	878
Additional paid-in capital	977,872	992,647
Accumulated other comprehensive loss	(194)	—
Retained earnings	1,801,270	2,094,359

Total shareholders’ equity	2,779,812	3,087,884

Total liabilities and shareholders’ equity	$5,706,257	$5,937,481

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net revenue	$851,183	$852,628

Operating expenses:
Practice salaries and benefits	621,539	603,955
Practice supplies and other operating expenses	25,791	27,403
General and administrative expenses	101,821	101,693
Depreciation and amortization	20,033	19,914
Transformational and restructuring related expenses	3,544	—

Total operating expenses	772,728	752,965

Income from operations	78,455	99,663
Investment and other income	1,647	1,474
Interest expense	(30,723)	(19,935)
Equity in earnings of unconsolidated affiliates	1,236	1,525

Total non-operating expenses	(27,840)	(16,936)

Income from continuing operations before income taxes	50,615	82,727
Income tax provision	(8,962)	(22,720)

Income from continuing operations	41,653	60,007
(Loss) income from discontinued operations, net of tax	(284,525)	3,421

Net (loss) income	$(242,872)	$63,428

Per common and common equivalent share data:

Income from continuing operations:
Basic	$0.48	$0.65

Diluted	$0.48	$0.64

(Loss) income from discontinued operations:
Basic	$(3.31)	$0.04

Diluted	$(3.29)	$0.04

Net (loss) income:
Basic	$(2.82)	$0.68

Diluted	$(2.81)	$0.68

Weighted average common shares:
Basic	86,073	92,859
Diluted	86,545	93,505

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Common Stock
	Number of		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total
	Shares	Amount	Capital	Loss	Earnings	Equity
2019
Balance at January 1, 2019	87,820	$878	$992,647	$—	$2,094,359	$3,087,884

Net loss	—	—	—	—	(242,872)	(242,872)
Unrealized holding loss on investments, net of tax	—	—	—	(194)	—	(194)
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	140	1	3,541	—	—	3,542
Issuance of restricted stock	978	10	(10)	—	—	—
Forfeitures of restricted stock	(6)	—	—	—	—	—
Stock swaps	(20)	—	(666)	—	—	(666)
Stock-based compensation expense	—	—	11,100	—	—	11,100
Repurchased common stock	(2,525)	(25)	(28,740)	—	(50,217)	(78,982)

Balance at March 31, 2019	86,387	$864	$977,872	$(194)	$1,801,270	$2,779,812

2018
Balance at January 1, 2018	93,721	$937	$1,017,328	$—	$2,048,189	$3,066,454

Net income	—	—	—	—	63,428	63,428
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	97	1	4,026	—	—	4,027
Issuance of restricted stock	588	6	(6)	—	—	—
Forfeitures of restricted stock	(13)	—	—	—	—	—
Stock swaps	(5)	—	(296)	—	—	(296)
Stock-based compensation expense	—	—	9,875	—	—	9,875

Balance at March 31, 2018	94,388	$944	$1,030,927	$—	$2,111,617	$3,143,488

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(242,872)	$63,428
Loss (income) from discontinued operations	284,525	(3,421)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	20,033	19,914
Amortization of premiums, discounts and issuance costs	1,520	1,089
Stock-based compensation expense	10,989	9,686
Deferred income taxes	(5,108)	(399)
Other	2,767	(1,216)
Changes in assets and liabilities:
Accounts receivable	(15,915)	(38,444)
Prepaid expenses and other current assets	4,790	634
Other long-term assets	9,580	(486)
Accounts payable and accrued expenses	(132,559)	(129,185)
Income taxes payable	14,373	(38,785)
Payments of contingent consideration liabilities	(42)	(65)
Long-term professional liabilities	(496)	(643)
Other liabilities	(11,993)	1,016

Net cash used in operating activities – continuing operations	(60,408)	(116,877)
Net cash provided by operating activities - discontinued operations	3,591	3,243

Net cash used in operating activities	(56,817)	(113,634)

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(4,250)	(21,975)
Purchases of investments	—	(14,039)
Proceeds from maturities or sales of investments	4,800	3,500
Purchases of property and equipment	(5,821)	(8,463)
Proceeds from sale of controlling interest in assets	—	22,764

Net cash used in investing activities – continuing operations	(5,271)	(18,213)
Net cash used in investing activities - discontinued operations	(3,420)	(3,963)

Net cash used in investing activities	(8,691)	(22,176)

Cash flows from financing activities:
Borrowings on credit agreement	518,500	506,000
Payments on credit agreement	(866,000)	(392,500)
Proceeds from issuance of senior notes	500,000	—
Payments for financing costs	(8,380)	—
Payments of contingent consideration liabilities	(1,308)	(367)
Payments on finance lease obligations	(42)	(308)
Proceeds from issuance of common stock	2,876	3,731
Repurchases of common stock	(78,982)	—

Net cash provided from financing activities – continuing operations	66,664	116,556
Net cash provided from financing activities - discontinued operations	—	(7)

Net cash provided from financing activities	66,664	116,549

Net increase (decrease) in cash and cash equivalents	1,156	(19,261)
Cash, cash equivalents and restricted cash at beginning of period	56,745	80,200
Less cash and cash equivalents of discontinued operations at end of period	(11,425)	(13,116)

Cash, cash equivalents and restricted cash of continuing operations at end of period	$46,476	$47,823

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

The Company is a party to a joint venture in which it owns a 37.5% economic interest and a second joint venture in which it owns a 49.0% economic interest. The Company accounts for these joint ventures under the equity method of accounting because the Company exercises significant influence over, but does not control, these entities.

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

On November 1, 2018, the Company announced the initiation of a process to potentially divest the Company’s management services service line to allow the Company to focus on its core physician services business. The Company determined that the criterion to classify the management services service line as assets held for sale within the Company’s Consolidated Balance Sheets effective March 31, 2019 were met, and accordingly, the assets and liabilities of that service line were classified as current assets and liabilities held for sale at March 31, 2019. In addition, in accordance with accounting guidance for discontinued operations, the expected divestiture of the management services service line was deemed to represent a fundamental strategic shift that will have a major effect on the Company’s operations, and accordingly, the operating results of the service line were reported as discontinued operations in the Company’s Consolidated Statements of Income for the three months ended March 31, 2019. Reclassifications have been made to certain prior period financial statements and footnote disclosures to reflect the impact of discontinued operations. See note 6 for more information.

Recently Adopted Accounting Pronouncements

In February 2016, the accounting guidance related to leases was issued that require an entity to recognize leased assets and the rights and obligations created by those leased assets on the balance sheet and to disclose key information about the entity’s leasing arrangements. This guidance became effective for the Company on January 1, 2019. The adoption of this guidance had a material impact on the Company’s Consolidated Balance Sheets and related disclosures, resulting from the recognition of significant right of use assets and related liabilities, primarily related to its operating lease arrangements for space in hospitals and certain other facilities for its business and medical offices. See note 8 for more information.

2.	Cash Equivalents and Investments:

As of March 31, 2019 and December 31, 2018, the Company’s cash equivalents consisted entirely of money market funds totaling $2.5 million and $0.5 million, respectively. Investments consisted of municipal debt securities, federal home loan securities and certificates of deposit.

During the three months ended March 31, 2019, the Company changed its accounting policy for and the classification of its investments from held-to-maturity to available for sale. Although there is no stated expectation that the investments will be sold within one year, the investments are available for use, if needed, and accordingly are classified as short-term. Such investments are carried at fair value with any unrealized gains and losses reported as a component of other accumulated comprehensive income or loss.

Prior to January 1, 2019, the Company classified its investments as held-to-maturity and carried such investments at amortized cost. Investments with remaining maturities of less than one year were classified as short-term and investments classified as long-term had maturities of one year to five years.

Investments held at March 31, 2019 and December 31, 2018 are summarized as follows (in thousands):

	March 31, 2019		December 31, 2018
	Short-Term	Long-Term	Short-Term	Long-Term
Municipal debt securities	$45,111	$—	$18,473	$30,841
Federal home loan securities	35,234	—	2,000	34,393
Certificates of deposit	5,878	—	1,450	4,465

	$86,223	$—	$21,923	$69,699

3.	Fair Value Measurements:

The accounting guidance establishes a fair value hierarchy that prioritizes valuation inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of three levels:

Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The following table presents information about the Company’s financial instruments that are accounted for at fair value on a recurring basis at March 31, 2019 and December 31, 2018 (in thousands):

		Fair Value
	Fair Value Category	March 31, 2019	December 31, 2018
Assets:
Money market funds	Level 1	$2,454	$481
Short-term investments	Level 2	86,223	—	(1)
Company-owned life insurance	Level 2	11,787	10,464
Liabilities:
Contingent consideration	Level 3	15,069	20,039

(1)	Investments were measured at carrying value as of December 31, 2018. See table below.

The following table presents information about the Company’s financial instruments that are not carried at fair value at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019					December 31, 2018
	Carrying Amount		Fair Value			Carrying Amount	Fair Value
Assets:
Short-term investments	$—	(2)	$	$ —	(2)	21,923	21,858
Long-term investments	$—	(2)		$—	(2)	69,699	69,090
Liabilities:
2023 Notes	750,000			759,375		750,000	736,725
2027 Notes	1,000,000			1,010,000		500,000	482,500

(2)	Investments were measured at fair value as of March 31, 2019. See table above.

The carrying amounts of cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments. The carrying value of the line of credit approximates fair value. If the Company’s line of credit was measured at fair value, it would be categorized as Level 2 in the fair value hierarchy.

4.	Accounts Receivable and Net Revenue:

Accounts receivable, net consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Gross accounts receivable	$1,966,918	$1,993,395
Allowance for contractual adjustments and uncollectibles	(1,444,280)	(1,486,672)

	$522,638	$506,723

Patient service revenue is recognized at the time services are provided by the Company’s affiliated physicians. The Company’s performance obligations related to the delivery of services to patients are satisfied at the time of service. Accordingly, there are no performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period with respect to patient service revenue. Almost all of the Company’s patient service revenue is reimbursed by government-sponsored healthcare programs (“GHC Programs”) and third-party insurance payors. Payments for services rendered to the Company’s patients are generally less than billed charges. The Company monitors its revenue and receivables from these sources and records an estimated contractual allowance to properly account for the anticipated differences between billed and reimbursed amounts.

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

The following table summarizes the Company’s net revenue by category (in thousands):

	Three Months Ended March 31,
	2019	2018
Net patient service revenue	$749,585	$756,374
Hospital contract administrative fees	94,721	91,239
Other revenue	6,877	5,015

	$851,183	$852,628

The approximate percentage of net patient service revenue by type of payor was as follows:

	Three Months Ended March 31,
	2019	2018
Contracted managed care	69%	70%
Government	24	25
Other third-parties	5	4
Private-pay patients	2	1

	100%	100%

5.	Business Acquisitions:

During the three months ended March 31, 2019, the Company completed the acquisition of one neonatology physician group practice for $4.3 million. This acquisition expanded the Company’s national network of physician practices. In connection with this acquisition, the Company recorded goodwill of $4.1 million and other intangible assets consisting primarily of physician and hospital agreements of $0.2 million. The Company expects that the goodwill recorded during the three months ended March 31, 2019 will be deductible for tax purposes.

In addition, the Company paid $1.4 million for contingent consideration in connection with a prior period acquisition. The Company also recorded a decrease of $4.0 million related to the change in fair value of a contingent consideration agreement for which the probability of the achievement of certain performance measures was updated during the three months ended March 31, 2019. This change in fair value of contingent consideration was recorded within operating expenses.

6.	Assets Held for Sale and Discontinued Operations:

On November 1, 2018, the Company announced the initiation of a process to potentially divest of its management services service line to allow the Company to focus on its core physician services business. The Company determined that the criterion to classify the management services service line as assets held for sale within the Company’s Consolidated Balance Sheets effective March 31, 2019 were met. Accordingly, the assets and liabilities of that service line were classified as current assets and liabilities held for sale at March 31, 2019 as the Company expects to divest of the management services organization within the next twelve months, although there is no assurance that any such divestiture will occur. The classification to assets held for sale impacted the net book value of the assets and liabilities expected to be transferred upon sale. The estimated fair value of the management services service line was determined based on a range of market multiples and other assumptions along with estimated broker, accounting, legal and other costs to sell. The Company deemed the carrying amount of other assets within the service line, specifically accounts receivable and property and equipment, to represent fair value and therefore recorded a non-cash charge of $285.0 million against goodwill, which represented the difference between the estimated fair value of the management services service line and the carrying amount of the net assets held for sale. Recognition of the charge against goodwill resulted in a tax benefit which generated an additional $36.6 million deferred tax asset that increased the fair value of the service line. An incremental non-cash charge is then required to reduce the service line to its previously determined fair value. Accordingly, the Company recorded the incremental non-cash charge of $36.6 million for a total non-cash charge of $321.6 million, reducing the goodwill balance of the management services service line to zero. Upon completion of a divestiture, the Company could record an additional gain or loss on disposal at the time final net proceeds are determined.

In addition, in accordance with accounting guidance for discontinued operations, the expected divestiture of the management services service line was deemed to represent a fundamental strategic shift that will have a major effect on the Company’s operations, and accordingly, the operating results of the service line were reported as discontinued operations in the Company’s Consolidated Statements of Income for the three months ended March 31, 2019 with prior periods recast to conform with the current period presentation.

The following table is a reconciliation of the major classes of assets and liabilities classified as assets and liabilities held for sale in the accompanying Consolidated Balance Sheets representing the management services service line as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$11,425	$11,254
Accounts receivable, net	39,619	38,118
Prepaid expenses and other assets	2,741	2,505
Property and equipment, net	43,440	42,603
Operating lease right-of-use asset	4,843	—
Goodwill	—	321,556
Intangible assets, net	270,469	275,148

	$372,537	$691,184

Liabilities
Accounts payable, accrued expenses and other liabilities	$23,896	$23,770
Operating lease liabilities	7,231	—
Deferred income taxes	1,163	35,659

	$32,290	$59,429

The following table summarizes the results of discontinued operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net revenue	$51,222	$56,089

Operating expenses:
Cost of service salaries and benefits	25,928	27,876
Cost of service supplies and other operating expenses	5,567	5,969
General and administrative expenses	11,023	11,226
Depreciation and amortization	7,262	6,249
Transaction costs	1,100	—
Loss on classification as held for sale	321,556	—

Total operating expenses	372,436	51,320

(Loss) income from operations	(321,214)	4,769
Non-operating expenses, net	(16)	(9)

(Loss) income before income taxes	(321,230)	4,760
Income tax benefit (provision)	36,705	(1,339)

Net (loss) income	$(284,525)	$3,421

7.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Accounts payable	$32,149	$31,059
Accrued salaries and bonuses	105,565	242,888
Accrued payroll taxes and benefits	52,385	78,415
Accrued professional liabilities	41,198	34,931
Accrued contingent consideration	15,069	18,760
Accrued interest	26,516	9,477
Other accrued expenses	40,075	33,037

	$312,957	$448,567

The net decrease in accrued salaries and bonuses of $137.3 million, from December 31, 2018 to March 31, 2019, is primarily due to the payment of performance-based incentive compensation, principally to the Company’s affiliated physicians, partially offset by performance-based incentive compensation accrued during the three months ended March 31, 2019. A majority of the Company’s payments for performance-based incentive compensation is paid annually during the first quarter.

8.	Leases:

Effective January 1, 2019, the Company adopted the new accounting guidance using the modified retrospective method of applying the new guidance at the adoption date. The Company elected practical expedients permitted under the transition provisions, which allowed the Company to carryforward historical assessments of whether contracts are or contain leases and lease classification. Beginning with January 1, 2019, the Company’s financial position is presented under the new guidance, while the prior period financial statements were not adjusted and continue to be reported in accordance with the previous guidance.

The Company primarily leases property under operating leases and has one material equipment operating lease for an aircraft. The Company’s property leases are primarily for its regional, medical and business offices, storage space and temporary housing for medical staff.

For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of the lease payment using a discount rate that reflects the Company’s estimated incremental borrowing rate. Certain of the Company’s leases include rental escalation clauses and renewal options that are factored into the determination of lease payments when appropriate. Operating leases for office equipment are not material, and therefore are excluded from the Company’s Consolidated Balance Sheet. Finance leases are not material but will continue to be reported on the Company’s Consolidated Balance Sheets with the right-of-use assets included in property and equipment, net, and the liabilities included in current portion of long-term debt and finance lease obligations.

The table below presents the operating lease-related right-of-use assets and related liabilities recorded on the Company’s balance sheet and the weighted average remaining lease term and discount rate as of March 31, 2019 (dollars in thousands):

March 31, 2019
Assets:
Operating lease right-of-use assets	$90,983
Liabilities:
Current portion of operating lease liabilities	24,726
Long-term portion of operating lease liabilities	71,162
Other Information:
Weighted-average remaining lease term	4.9 years
Weighted average discount rate	5.1%

The table below presents certain information related to the lease costs for operating leases during the three months ended March 31, 2019 (in thousands):

March 31, 2019
Operating lease costs	$7,643
Variable lease costs	722
Other operating lease costs	1,633

Total operating lease costs	$9,998

The table below presents supplemental cash flow information related to operating leases during the three months ended March 31, 2019 (in thousands):

March 31, 2019
Operating cash flows for operating leases	$10,648

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet as of March 31, 2019 (in thousands):

March 31, 2019
2019 (excluding the three months ended March 31, 2019)	$19,417
2020	24,418
2021	20,331
2022	15,731
2023	11,694
Thereafter	14,636

Total minimum lease payments	106,227
Less: Amount of payments representing interest	(10,339)

Present value of future minimum lease payments	95,888
Less: Current obligations	(24,726)

Long-term portion of operating leases	$71,162

9.	Common and Common Equivalent Shares:

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

The calculation of shares used in the basic and diluted net income per common share calculation for the three months ended March 31, 2019 and 2018 is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Weighted average number of common shares outstanding	86,073	92,859
Weighted average number of dilutive common share equivalents	472	646

Weighted average number of common and common equivalent shares outstanding	86,545	93,505

Antidilutive securities not included in the diluted net income per common share calculation	504	1

10.	Stock Incentive Plans and Stock Purchase Plans:

The Company’s Amended and Restated 2008 Incentive Compensation Plan, as amended (the “Amended and Restated 2008 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property.

Under the Amended and Restated 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards generally vest upon the satisfaction of specified performance-based conditions and service-based conditions. The

Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the three months ended March 31, 2019, the Company granted 977,745 shares of restricted stock to its employees and non-employee directors under the Amended and Restated 2008 Incentive Plan. At March 31, 2019, the Company had 53,779 shares available for future grants and awards under its Amended and Restated 2008 Incentive Plan. On March 20, 2019, the Company’s Board of Directors amended and restated the Amended and Restated 2008 Incentive Plan, subject to shareholder approval, to, among other things, increase the number of shares of the Company’s common stock available for issuance under the Amended and Restated 2008 Incentive Plan by 8,275,000 shares.

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

Each of the ESPP and the SPP provide for the issuance of an aggregate of 2.6 million shares of the Company’s common stock less the number of shares of common stock purchased under the other plan. The Company recognizes stock-based compensation expense for the discount received by participating employees and non-employee service providers. During the three months ended March 31, 2019, 99,866 shares in aggregate were issued under the ESPP and SPP. At March 31, 2019, the Company had approximately 1.5 million shares in aggregate reserved for issuance under the ESPP and SPP.

During the three months ended March 31, 2019 and 2018, the Company recognized stock-based compensation expense of $11.0 million and $9.7 million, respectively.

11.	Common Stock Repurchase Programs:

In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Company’s equity compensation programs. The share repurchase program allows the Company to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. No shares were purchased under this program during the three months ended March 31, 2019.

In August 2018, the Company announced that its Board of Directors had authorized the repurchase of up to $500.0 million of the Company’s common stock in addition to its existing share repurchase program, of which $250.0 million remained available for repurchase as of December 31, 2018. Under this program, during the three months ended March 31, 2019, the Company repurchased approximately 2.5 million shares of its common stock for $78.6 million. The Company also withheld 19,331 shares to satisfy minimum statutory withholding obligations of $0.6 million in connection with the vesting of restricted stock during the quarter. Subsequent to the end of the first quarter of 2019, the Company repurchased an additional 817,950 shares of its common stock for $21.4 million.

The Company intends to utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

12.	Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its securities. The Company has not included an accrual for these matters as of March 31, 2019 in its Condensed Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

Overview

MEDNAX is a leading provider of physician services including newborn, anesthesia, maternal-fetal, radiology and teleradiology, pediatric cardiology and other pediatric subspecialty care. Our national network is comprised of affiliated physicians who provide clinical care in 39 states and Puerto Rico. Our affiliated physicians provide neonatal clinical care, primarily within hospital-based neonatal intensive care units, to babies born prematurely or with medical complications; anesthesia care to patients in connection with surgical and other procedures, as well as pain management; radiology services including diagnostic imaging and interventional radiology; and maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network also includes other pediatric subspecialists, including those who provide pediatric intensive care, pediatric cardiology care, hospital-based pediatric care, pediatric surgical care, pediatric ear, nose and throat, pediatric ophthalmology and pediatric urology services. MEDNAX also provides teleradiology services in all 50 states, the District of Columbia and Puerto Rico through a network of affiliated radiologists. In addition to our national physician network, we provide services nationwide to healthcare facilities and physicians, including ours, through a consulting services company.

Divestiture of the Management Services Organization

On November 1, 2018, we announced the initiation of a process to potentially divest our management services service line to allow us to focus on our core physician services business. We determined that the criterion to classify the management services service line as assets and liabilities held for sale within our consolidated balance sheets effective March 31, 2019 were met, and accordingly, the assets and liabilities of that service line were classified as current assets and liabilities held for sale at March 31, 2019. In addition, in accordance with the accounting guidance for discontinued operations, the expected divestiture of the management services service line was deemed to represent a fundamental strategic shift that will have a major effect on the Company’s operations, and accordingly, the operating results of the service line were reported as discontinued operations in the consolidated statements of income for the three months ended March 31, 2019.

Reclassifications

Reclassifications have been made to certain prior period financial statements and footnote disclosures to conform to the current period presentation, specifically to reflect the impact of the management services organization being classified as assets held for sale and discontinued operations.

2019 Acquisition Activity

During the three months ended March 31, 2019, we completed the acquisition of one neonatology physician group practice. Based on our experience, we expect that we can improve the results of acquired physician practices through improved managed care contracting, improved collections, identification of growth initiatives, as well as, operating and cost savings based upon the significant infrastructure that we have developed.

Shared Services and Operational Initiatives

We have developed a number of strategic initiatives across our organization, in both our shared services functions and our operational infrastructure, with a goal of generating improvements in our general and administrative expenses and our operational infrastructure. In our shared services departments, we are focused on improving processes, using our resources more efficiently and utilizing our scale more effectively to improve cost and service performance across our operations. Within our operational infrastructure, we have developed specific operational plans within each of our service lines and affiliated physician practices, with specific milestones and regular reporting, with the goal of generating long-term operational improvements and fostering even greater collaboration across our national medical group. We currently intend to make a series of information-technology and other investments to improve processes and performance across our enterprise, using both internal and external resources. We are targeting annualized financial improvements related to these initiatives of $40 million within general and administrative expenses and $80 million in operational improvements by the end of 2019. We achieved the goals we established for these initiatives of $60 million in improvements in 2018, comprised of $25 million within shared services and $35 million in operational improvements, and we remain committed to achieve the remaining improvements by the end of 2019, although there is no assurance that these improvements will be obtained. We believe these strategic initiatives, together with our continued plans to invest in focused, targeted and strategic organic and acquisitive growth, position us well to deliver a differentiated value proposition to our stakeholders while continuing to provide the highest quality care for our patients.

Senior Notes

In February 2019, we completed a private offering of $500.0 million aggregate principal amount of 6.25% senior unsecured notes due 2027 (the “Additional 2027 Notes”), which are treated as a single class together with the 6.25% senior unsecured notes due 2027 that we issued in November 2018 (“the Initial 2027 Notes”), collectively (the “2027 Notes”). Our obligations under the 2027 Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee our Credit Agreement. We used the net proceeds of approximately $491.7 million from the issuance of the Additional 2027 Notes to repay a portion of the indebtedness outstanding under our Credit Agreement. Interest on the 2027 Notes accrues at the rate of 6.25% per annum and is payable semi-annually in arrears on January 15 and July 15.

Common Stock Repurchase Programs

In July 2013, our Board of Directors authorized the repurchase of shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs. The share repurchase program allows us to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of our common stock to offset the dilutive impact from the issuance of shares, if any, related to our acquisition program. We did not repurchase any shares under this program during the three months ended March 31, 2019.

In August 2018, we announced that our Board of Directors had authorized the repurchase of up to $500.0 million of shares of our common stock in addition to our existing share repurchase program, of which $250.0 million remained available as of December 31, 2018. Under this share repurchase program, during the three months ended March 31, 2019, we repurchased approximately 2.5 million shares of our common stock for $78.6 million. We also withheld 19,331 shares to satisfy minimum statutory withholding obligations of $0.6 million in connection with the vesting of restricted stock. Subsequent to the end of the first quarter of 2019, we repurchased an additional 817,950 shares of our common stock for $21.4 million.

We may utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs.

General Economic Conditions and Other Factors

Our operations and performance depend significantly on economic conditions. During the three months ended March 31, 2019, the percentage of our patient service revenue being reimbursed under government-sponsored or funded healthcare programs (the “GHC Programs”), was slightly favorable as compared to the three months ended March 31, 2018. If, however, economic conditions in the United States deteriorate, we could experience shifts toward GHC Programs, and patient volumes could decline. Further, we could experience and have experienced shifts toward GHC Programs if changes occur in population demographics within geographic locations in which we provide services. We have also experienced, and could continue to experience, a shift toward GHC Programs, particularly in anesthesia care. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, due to the rising costs of managed care premiums and patient responsibility amounts, we may experience lower net revenue resulting from increased bad debt due to patients’ inability to pay for certain services.

Healthcare Reform

The Patient Protection and Affordable Care Act (the “ACA”) contains a number of provisions that have affected us and, absent amendment or repeal, may continue to affect us over the next several years. These provisions include the establishment of health insurance exchanges to facilitate the purchase of qualified health plans, expanded Medicaid eligibility, subsidized insurance premiums and additional requirements and incentives for businesses to provide healthcare benefits. Other provisions have expanded the scope and reach of the Federal Civil False Claims Act and other healthcare fraud and abuse laws. Moreover, we could be affected by potential changes to various aspects of the ACA, including subsidies, healthcare insurance marketplaces and Medicaid expansion.

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

The Medicare Access and CHIP Reauthorization Act

Medicare pays for most physician services based upon a national service-specific fee schedule. The Medicare Access and CHIP Reauthorization Act (“MACRA”) provides physicians 0.5% annual increases in reimbursement through 2019 as Medicare transitions to a payment system designed to reward physicians for the quality of care provided, rather than the quantity of procedures performed. MACRA requires physicians to choose to participate in one of two payment formulas, Merit-Based Incentive Payment System (“MIPS”) or Alternative Payment Models (“APMs”). Effective January 1, 2019, MIPS allows eligible physicians to receive incentive payments based on the achievement of certain quality and cost metrics, among other measures, and be reduced for those who are underperforming against those same metrics and measures. As an alternative, physicians can choose to participate in an Advanced APMs, and physicians who are meaningful participants in APMs will receive bonus payments from Medicare pursuant to the law. MACRA also remains subject to review and potential modification by Congress, as well as shifting regulatory requirements established by CMS. We currently anticipate that our affiliated physicians will be eligible to receive bonus payments in 2019 through participation in the MIPS, although the amounts of such bonus payments are not expected to be material. We will continue to operationalize the provisions of MACRA and assess any further changes to the law or additional regulations enacted pursuant to the law.

We cannot predict the ultimate effect that these changes will have on us, nor can we provide any assurance that its provisions will not have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

Medicaid Expansion

The ACA also allows states to expand their Medicaid programs through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historic eligibility levels to 133% of the federal poverty level. To date, 36 states and the District of Columbia have expanded Medicaid eligibility to cover this additional low-income patient population, and other states are considering expansion. All the states in which we operate, however, already cover children in the first year of life and pregnant women if their household income is at or below 133% of the federal poverty level.

Medicare Sequestration

The Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012, required across-the-board cuts (“sequestrations”) to Medicare reimbursement rates. These annual reductions of 2%, on average, apply to mandatory and discretionary spending through 2025. Unless Congress acts in the future to modify these sequestrations, Medicare reimbursements will be reduced by 2%, on average, annually. However, this reduction in Medicare reimbursement rates is not expected to have a material adverse effect on our business, financial condition, results of operations, cash flows or the trading price of our securities.

Non-GAAP Measures

In our analysis of our results of operations, we use certain non-GAAP financial measures. We have historically reported earnings before interest, taxes and depreciation and amortization (“EBITDA”). During 2019, we anticipate that we will incur certain expenses related to transformational and restructuring related expenses that are expected to be project-based and periodic in nature. In addition, we have reported our management services as assets held for sale and discontinued operations as of March 31, 2019. Accordingly, beginning with the first quarter of 2019, we have begun reporting Adjusted EBITDA from continuing operations, defined as income from continuing operations before interest, taxes, depreciation and amortization, and transformational and restructuring related expenses. Adjusted earnings per common share (“Adjusted EPS”) from continuing operations will also be further adjusted for these items and beginning with the first quarter of 2019 consists of diluted income from continuing operations per common and common equivalent share adjusted for amortization expense, stock-based compensation expense and transformational and restructuring related expenses. Adjusted EPS from continuing operations for the first quarter of 2019 was further adjusted to reflect the favorable impacts from the settlement of certain tax matters. Historical periods do not include any material items that meet the definition of transformational and restructuring related expenses, so although we are retrospectively presenting historical periods for the new definitions, we do not expect any adjustments for these items.

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

For a reconciliation of each of Adjusted EBITDA from continuing operations and Adjusted EPS from continuing operations to the most directly comparable GAAP measures for the three months ended March 31, 2019 and 2018, refer to the tables below (in thousands, except per share data).

	Three Months Ended March 31,
	2019	2018
Income from continuing operations	$41,653	$60,007
Interest expense	30,723	19,935
Income tax provision	8,962	22,720
Depreciation and amortization	20,033	19,914
Transformational and restructuring related expenses	3,544	—

Adjusted EBITDA from continuing operations	$104,915	$122,576

	Three Months Ended March 31,
	2019		2018
Weighted average diluted shares outstanding	86,545		93,505

Income from continuing operations and diluted income from continuing operations per share	$41,653	$0.48	$60,007	$0.64

Adjustments (1):
Amortization (net of tax of $3,449 and $3,563)	9,325	0.11	9,392	0.10
Stock-based compensation (net of tax of $2,967 and $2,664)	8,022	0.09	7,022	0.08
Transformational and restructuring related expenses (net of tax of $957)	2,587	0.03	—	—
Income tax benefit related to settlement, net	(4,791)	(0.06)	—	—

Adjusted income and diluted EPS from continuing operations	$56,796	$0.65	$76,421	$0.82

(1)

Effective tax rates of 27.0% and 27.5% were used to calculate the tax effects of the adjustments in March 31, 2019 and 2018, respectively. The effective tax rate used for the three months ended March 31, 2019 excludes the impacts from the discrete tax benefit.

Results of Operations

Three Months Ended March 31, 2019 as Compared to Three Months Ended March 31, 2018

Our net revenue attributable to continuing operations was $851.2 million for the three months ended March 31, 2019, as compared to $852.6 million for the same period in 2018. The decrease in revenue of $1.4 million, or 0.2%, was attributable to a decline in revenue from the non-renewal of certain contracts and acquisitions, partially offset by an increase in same-unit net revenue. Same units are those units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue grew by $8.2 million, or 1.0%. The increase in same-unit net revenue was comprised of a net increase of $10.8 million, or 1.3%, from net reimbursement-related factors and a decrease of $2.6 million, or 0.3%, related to patient service volumes. The net increase in revenue related to net reimbursement-related factors was primarily due to modest improvements in managed care contracting and favorable rate impacts from our radiology services. The decrease in revenue from patient service volumes was primarily related to a decline in our anesthesia services, partially offset by growth in our neonatology and other pediatric services, primarily newborn nursery.

Practice salaries and benefits attributable to continuing operations increased $17.5 million, or 2.9%, to $621.5 million for the three months ended March 31, 2019, as compared to $604.0 million for the same period in 2018. This increase was primarily attributable to increased costs associated with physicians and other staff to support organic-growth initiatives, acquisition-related growth and growth at our existing units, of which $6.5 million was related to salaries and $11.0 million was related to benefits and incentive compensation. We anticipate that we will continue to experience a higher rate of growth in clinician compensation expense at our existing units over historic averages, which could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our securities.

Practice supplies and other operating expenses attributable to continuing operations decreased $1.6 million, or 5.9%, to $25.8 million for the three months ended March 31, 2019, as compared to $27.4 million for the same period in 2018. The decrease was primarily attributable to decreases in practice supply, rent and other costs.

General and administrative expenses attributable to continuing operations primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician practices and services. General and administrative expenses were $101.8 million for the three months ended March 31, 2019, as compared to $101.7 million for the same period in 2018. General and administrative expenses for the three months ended March 31, 2019 included $2.5 million in cost improvements as part of our shared services initiative. General and administrative expenses as a percentage of net revenue was 12.0% for the three months ended March 31, 2019, as compared to 11.9% for the same period in 2018.

Depreciation and amortization expense attributable to continuing operations was $20.0 million for the three months ended March 31, 2019, as compared to $19.9 million for the same period in 2018.

Transformational and restructuring related expenses attributable to continuing operations were $3.5 million for the three months ended March 31, 2019 primarily for external consulting costs for various process improvement and restructuring initiatives.

Income from operations attributable to continuing operations decreased $21.2 million, or 21.3%, to $78.5 million for the three months ended March 31, 2019, as compared to $99.7 million for the same period in 2018. Our operating margin was 9.2% for the three months ended March 31, 2019, as compared to 11.7% for the same period in 2018. The decrease of 247 basis points was primarily due to higher operating expense growth and a decrease in revenue growth.

Net non-operating expenses attributable to continuing operations were $27.8 million for the three months ended March 31, 2019, as compared to $16.9 million for the same period in 2018. The net increase in non-operating expenses was primarily related to an increase in interest expense due to the issuance of senior notes at higher average interest rates, a higher average interest rate on slightly higher borrowings under our credit agreement (the “Credit Agreement”) and the write off of approximately $1.5 million in deferred debt costs from the amendment of our Credit Agreement during the three months ended March 31, 2019.

Our effective income tax rate attributable to continuing operations was 17.7% and 27.5% for the three months ended March 31, 2019 and 2018, respectively. After excluding a $4.8 million net income tax benefit resulting from the favorable settlement of a tax matter during the three months ended March 31, 2019, our effective income tax rate for the three months ended March 31, 2019 was 27.0%. We believe excluding the favorable impacts on our effective income tax rate related to the settlement provides a more comparable view of our effective income tax rate.

Income from continuing operations was $41.7 million for the three months ended March 31, 2019, as compared to $60.0 million for the same period in 2018. Adjusted EBITDA from continuing operations was $104.9 million for the three months ended March 31, 2019, as compared to $122.6 million for the same period in 2018.

Diluted income from continuing operations per common and common equivalent share was $0.48 on weighted average shares outstanding of 86.5 million for the three months ended March 31, 2019, as compared to $0.64 on weighted average shares outstanding of 93.5 million for the same period in 2018. Adjusted EPS from continuing operations was $0.65 for the three months ended March 31, 2019, as compared to $0.82 for the same period in 2018. The decrease of 7.0 million in our weighted average shares outstanding is primarily due to the impact of shares repurchased under a 2018 accelerated share repurchase program and through other open market repurchase activity.

Loss from discontinued operations was $284.5 million for the three months ended March 31, 2019, as compared to income of $3.4 million for the same period in 2018, reflecting the loss on classification as assets held for sale recorded during the three months ended March 31, 2019. Diluted loss from discontinued operations per common and common equivalent share was $3.29 on weighted average shares outstanding of 86.5 million for the three months ended March 31, 2019, as compared to diluted income of $0.04 on weighted average shares outstanding of 93.5 million for the same period in 2018. The decrease of 7.0 million in our weighted average shares outstanding is primarily due to the impact of shares repurchased under a 2018 accelerated share repurchase program and through other open market repurchase activity.

Net loss was $242.9 million for the three months ended March 31, 2019, as compared to net income of $63.4 million for the same period in 2018. Diluted net loss per common and common equivalent share was $2.81 on weighted average shares outstanding of 86.5 million for the three months ended March 31, 2019, as compared to diluted net income per common and common equivalent share of $0.68 on weighted average shares outstanding of 93.5 million for the same period in 2018. The decrease of 7.0 million in our weighted average shares outstanding is primarily due to the impact of shares repurchased under a 2018 accelerated share repurchase program and through open market repurchase activity.

Liquidity and Capital Resources

As of March 31, 2019, we had $26.5 million of cash and cash equivalents attributable to our continuing operations as compared to $25.5 million at December 31, 2018. Additionally, we had working capital attributable to our continuing operations of $302.0 million at March 31, 2019, an increase of $173.0 million from working capital of $129.0 million at December 31, 2018. The net increase in working capital is primarily due to net borrowings on our Credit Agreement and reclassification of investments to available for sale, partially offset by the use of funds for repurchases of our common stock.

Cash Flows from Continuing Operations

Cash (used in) provided by operating, investing and financing activities from continuing operations is summarized as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Operating activities	$(60,408)	$(116,877)
Investing activities	(5,271)	(18,213)
Financing activities	66,664	116,556

Operating Activities from Continuing Operations

During the three months ended March 31, 2019, our net cash used in operating activities for continuing operations was $60.4 million, compared to $116.9 million for the same period in 2018. The net decrease in cash used of $56.8 million was primarily due to an increase in cash flow from income taxes payable and accounts receivable, partially offset by a decrease in cash flow from lower earnings. Cash outflow from income taxes payable in the first quarter of 2018 included tax payments made for 2017 taxes that were deferred by the Internal Revenue Service for companies impacted by the 2017 hurricanes.

During the three months ended March 31, 2019, cash flow from accounts receivable for continuing operations decreased by $15.9 million, as compared to $38.4 million for the same period in 2018. The decrease in cash flow from accounts receivable for the three months ended March 31, 2019 was primarily due to increased ending accounts receivable balances at existing units due to timing of cash collections.

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO for continuing operations was 55.3 days at March 31, 2019 as compared to 52.5 days at December 31, 2018. The increase in our DSO primarily related to the increases in our accounts receivable balances at existing units due to timing of cash collections.

Investing Activities from Continuing Operations

During the three months ended March 31, 2019, our net cash used in investing activities for continuing operations of $5.3 million included acquisition payments of $4.3 million and capital expenditures of $5.8 million, partially offset by net proceeds of $4.8 million related to the maturity of investments.

Financing Activities from Continuing Operations

During the three months ended March 31, 2019, our net cash provided from financing activities for continuing operations of $66.7 million consisted primarily of net repayments on our Credit Agreement of $347.5 million and the repurchase of $79.0 million of our common stock, partially offset by proceeds of $500.0 from the Additional 2027 Notes.

Liquidity

On March 28, 2019, we amended and restated our Credit Agreement to reduce the size of the revolving credit facility, extend the maturity and make other technical and conforming changes. As amended and restated, the Credit Agreement provides for a $1.2 billion unsecured revolving credit facility and includes a $37.5 million sub-facility for the issuance of letters of credit. The Credit Agreement matures on March 28, 2024 and is guaranteed by substantially all of our subsidiaries and affiliated professional associations and corporations. At our option, borrowings under the Credit Agreement will bear interest at (i) the alternate base rate (defined as the higher of (a) the prime rate, (b) the Federal Funds Rate plus 1/2 of 1.00% and (c) LIBOR for an interest period of one month plus 1.00%) plus an applicable margin rate ranging from 0.125% to 0.750% based on our consolidated leverage ratio or (ii) the LIBOR rate plus an applicable margin rate ranging from 1.125% to 1.750% based on our consolidated leverage ratio. The Credit Agreement also calls for other customary fees and charges, including an unused commitment fee ranging from 0.150% to 0.200% of the unused lending commitments, based on our consolidated leverage ratio. The Credit Agreement contains customary covenants and restrictions, including covenants that require us to maintain a minimum interest charge ratio, not to exceed a specified consolidated leverage ratio and to comply with laws, and restrictions on the ability to pay dividends and make certain other distributions, as specified therein. Failure to comply with these covenants would constitute an event of default under the Credit Agreement, notwithstanding the ability of the company to meet its debt service obligations. The Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement.

At March 31, 2019, we had an outstanding principal balance of $392.0 million on our Credit Agreement. We also had outstanding letters of credit of $0.1 million which reduced the amount available on our Credit Agreement to $807.9 million at March 31, 2019.

In February 2019, we completed a private offering of Additional 2027 Notes. At March 31, 2019, the outstanding balance on the 2027 Notes was $1.0 billion. We also had an outstanding principal balance of $750.0 million on our 5.25% senior unsecured notes due 2023 (the “2023 Notes”). Our obligations under the 2023 Notes and the 2027 Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee our Credit Agreement. Interest on the 2023 Notes accrues at the rate of 5.25% per annum, or $39.4 million, and is payable semi-annually in arrears on June 1 and December 1. Interest on the 2027 Notes accrues at the rate of 6.25% per annum, or $62.5 million, and is payable semi-annually in arrears on January 15 and July 15.

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

At March 31, 2019, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under the Credit Agreement and the 2023 Notes and the 2027 Notes. We believe we will be in compliance with these covenants throughout 2019.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at March 31, 2019 was $249.8 million, of which $41.2 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet. In addition, there is a corresponding insurance receivable of $16.7 million recorded as a component of other assets for certain professional liability claims that are covered by insurance policies.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our Credit Agreement, will be sufficient to finance our working capital requirements, fund anticipated acquisitions and capital expenditures, fund expenses related to our transformational and restructuring activities, fund our share repurchase programs and meet our contractual obligations for at least the next 12 months from the date of issuance of this Form 10-Q.

Caution Concerning Forward-Looking Statements

Certain information included or incorporated by reference in this Quarterly Report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements, other than statements of historical facts, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements in this Quarterly Report are made as of the date hereof, and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in the Company’s most recent Annual Report on Form 10-K, including the section entitled “Risk Factors.”

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We intend to manage interest rate risk through the use of a combination of fixed rate and variable rate debt. We borrow under our Credit Agreement at various interest rate options based on the Alternate Base Rate or LIBOR rate depending on certain financial ratios. At March 31, 2019, the outstanding principal balance on our Credit Agreement was $392.0 million, and considering this outstanding balance, a 1% change in interest rates would result in an impact to income before income taxes of approximately $3.9 million per year.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls Over Financial Reporting

During the first quarter of 2019, we implemented controls and processes relating to adoption of the new lease accounting guidance that we adopted as of January 1, 2019. Throughout the implementation, we evaluated the impact of the adoption of the new accounting guidance on our internal control over financial reporting and made changes to controls where necessary to maintain the effectiveness of internal control over financial reporting. No other changes in our internal control over financial reporting occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 10, 2018, a securities class action lawsuit was filed against our company and certain of our officers and a director in the U.S. District Court for the Southern District of Florida (Case No. 0:18-cv-61572-WPD) that purports to state a claim for alleged violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 thereunder, based on statements made by the defendants primarily concerning our anesthesiology business. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs. We believe this lawsuit to be without merit and intend to vigorously defend against it. The lawsuit is in the early stages and, at this time, no assessment can be made as to its likely outcome or whether the outcome will be material to us. A lead plaintiff has been chosen and has filed an amended complaint, and we have filed a motion to dismiss, which is pending.

Additionally, on March 20, 2019, a separate derivative action was filed by plaintiff Beverly Jackson on behalf of MEDNAX, Inc. against MEDNAX, Inc. and certain of its officers and directors in the Seventeenth Judicial Circuit in and for Broward County, Florida (Case Number CACE-19-006253). The plaintiff purports to bring suit derivatively on behalf of our company against certain of our officers and directors for breach of fiduciary duties and unjust enrichment. The derivative complaint repeats many of the allegations in the securities class action described above. The derivative complaint seeks unspecified damages, restitution, attorneys’ fees and costs and governance relief. We believe this action to be without merit and intend to vigorously defend against it. The action is in the early stages and, at this time, no assessment can be made as to its likely outcome or whether the outcome will be material to us.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in our most recent Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2019, we repurchased 2.5 million shares of our common stock in connection with a share repurchase program that was approved by our board of directors in August 2018. Subsequent to the end of the first quarter of 2019, we repurchased an additional 817,950 shares of our common stock under this program.

Period	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Purchased as part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Programs (a)
January 1 – January 31, 2019	—		$—	—	(a)
February 1 – February 28, 2019	—		—	—	(a)
March 1 – March 31, 2019	2,524,534	(a)(b)	31.37	2,505,203	(a)

Total	2,524,534		$31.37	2,505,203	(a)

(a)

We have two active repurchase programs. Our July 2013 program allows us to repurchase shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs, which is estimated to be approximately 1.3 million shares for 2019. Our August 2018 repurchase program allowed us to repurchase up to an additional $500.0 million of shares of our common stock, of which we repurchased $328.6 million as of March 31, 2019, inclusive of the shares indicated in the table above. Including the additional repurchase activity subsequent to March 31, 2019, we have repurchased $350.0 million of shares of our common stock under the August 2018 repurchase program.

(b)	Includes 19,331 shares withheld to satisfy minimum statutory withholding obligations of $0.6 million in connection with the vesting of restricted stock.

The amount and timing of any future repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

Item 6.	Exhibits

Exhibit No.	Description

10.1+	Amendment No.2, dated as of March 28, 2019, to the Credit Agreement, dated as of October 30, 2017, among MEDNAX, Inc., certain of its domestic subsidiaries from time to time party thereto as Guarantors, the Lenders parties thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent.

10.2+	Sixth Supplemental Indenture dated as of February 21, 2019 to the Indenture, dated as of December 8, 2015, by and among MEDNAX, Inc., certain of its subsidiaries and U.S. Bank National Association, as Trustee.

31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDNAX, INC.

Date: May 2, 2019	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2019	By:	/s/ Stephen D. Farber
Stephen D. Farber
Chief Financial Officer
(Principal Financial Officer)

Date: May 2, 2019	By:	/s/ John C. Pepia
John C. Pepia
Chief Accounting Officer
(Principal Accounting Officer)