Form 10-Q
period 2019-06-30
MEDNAX, INC.
filed 2019-08-01
CIK 893949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
12b-2
of the Exchange Act).    Yes
☐

No

☒
On July 26, 2019, the registrant had outstanding
84,212,571
 shares of Common Stock, par value $.01 per share.

MEDNAX, INC.

MEDNAX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$24,482	$25,491
Restricted cash	15,760	20,000
Short-term investments	82,835	21,923
Accounts receivable, net	504,190	506,723
Prepaid expenses	14,816	17,123
Other current assets	17,678	17,166
Assets held for sale	325,759	51,551

Total current assets	985,520	659,977
Investments	—	69,699
Property and equipment, net	92,720	90,434
Goodwill	4,069,564	4,061,439
Intangible assets, net	286,101	313,165
Operating lease right-of-use assets	89,857	—
Other assets	115,049	103,134
Assets held for sale	—	639,633

Total assets	$5,638,811	$5,937,481

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$386,408	$448,567
Current portion of finance lease liabilities	206	253
Current portion of operating lease liabilities	24,494	—
Income taxes payable	1,656	30,598
Liabilities held for sale	28,282	23,344

Total current liabilities	441,046	502,762
Line of credit	351,500	739,500
Long-term debt and finance lease liabilities, net	1,728,418	1,234,781
Long-term operating lease liabilities	70,531	—
Long-term professional liabilities	215,213	209,060
Deferred income taxes	84,629	95,581
Other liabilities	22,447	31,828
Liabilities held for sale	—	36,085

Total liabilities	2,913,784	2,849,597

Commitments and contingencies
Shareholders’ equity:
Preferred stock; $ .01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000 shares authorized; 84,096 and 87,820 shares issued and outstanding, respectively	841	878
Additional paid-in capital	967,429	992,647
Accumulated other comprehensive income	38	—
Retained earnings	1,756,719	2,094,359

Total shareholders’ equity	2,725,027	3,087,884

Total liabilities and shareholders’ equity	$5,638,811	$5,937,481

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenue	$868,309	$864,987	$1,719,492	$1,717,615

Operating expenses:
Practice salaries and benefits	608,962	593,047	1,230,501	1,197,004
Practice supplies and other operating expenses	28,016	28,329	53,807	55,730
General and administrative expenses	103,540	100,938	205,361	202,631
Depreciation and amortization	19,809	20,280	39,842	40,195
Transformational and restructuring related expenses	27,482	—	31,026	—

Total operating expenses	787,809	742,594	1,560,537	1,495,560

Income from operations	80,500	122,393	158,955	222,055
Investment and other income	1,222	1,225	2,869	2,699
Interest expense	(31,080)	(21,618)	(61,803)	(41,553)
Equity in earnings of unconsolidated affiliates	1,990	1,257	3,226	2,782

Total non-operating expenses	(27,868)	(19,136)	(55,708)	(36,072)

Income from continuing operations before income taxes	52,632	103,257	103,247	185,983
Income tax provision	(17,116)	(28,482)	(26,078)	(51,202)

Income from continuing operations	35,516	74,775	77,169	134,781
(Loss) income from discontinued operations, net of tax	(43,761)	4,637	(328,286)	8,059

Net (loss) income	$(8,245)	$79,412	$(251,117)	$142,840

Per common and common equivalent share data:
Income from continuing operations:
Basic	$0.43	$0.80	$0.91	$1.45

Diluted	$0.42	$0.80	$0.91	$1.44

(Loss) income from discontinued operations:
Basic	$(0.53)	$0.05	$(3.88)	$0.09

Diluted	$(0.52)	$0.05	$(3.86)	$0.09

Net (loss) income:
Basic	$(0.10)	$0.85	$(2.97)	$1.54

Diluted	$(0.10)	$0.85	$(2.95)	$1.53

Weighted average common shares:
Basic	83,234	92,987	84,623	92,922
Diluted	83,689	93,529	85,087	93,516

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common Stock
			Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Equity
	Number of Shares	Amount
2019
Balance at January 1, 2019	87,820	$878	$992,647	$—	$2,094,359	$3,087,884
Net loss	—	—	—	—	(242,872)	(242,872)
Unrealized holding loss on investments, net of tax	—	—	—	(194)	—	(194)
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	140	1	3,541	—	—	3,542
Issuance of restricted stock	978	10	(10)	—	—	—
Forfeitures of restricted stock	(6)	—	—	—	—	—
Stock swaps	(20)	—	(666)	—	—	(666)
Stock-based compensation expense	—	—	11,100	—	—	11,100
Repurchased common stock	(2,525)	(25)	(28,740)	—	(50,217)	(78,982)

Balance at March 31, 2019	86,387	$864	$977,872	$(194)	$1,801,270	$2,779,812
Net loss	—	—	—	—	(8,245)	(8,245)
Unrealized holding gain on investments, net of tax	—	—	—	232	—	232
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	155	2	3,673	—	—	3,675
Issuance of restricted stock	123	1	(1)	—	—	—
Forfeitures of restricted stock	(61)	(1)	1	—	—	—
Stock swaps	—	—	—	—	—	—
Stock-based compensation expense	—	—	15,080	—	—	15,080
Repurchased common stock	(2,508)	(25)	(29,196)	—	(36,306)	(65,527)

Balance at June 30, 2019	84,096	$841	$967,429	$38	$1,756,719	$2,725,027

2018
Balance at January 1, 2018	93,721	$937	$1,017,328	$—	$2,048,189	$3,066,454
Net income	—	—	—	—	63,428	63,428
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	97	1	4,026	—	—	4,027
Issuance of restricted stock	588	6	(6)	—	—	—
Forfeitures of restricted stock	(13)	—	—	—	—	—
Stock swaps	(5)	—	(296)	—	—	(296)
Stock-based compensation expense	—	—	9,875	—	—	9,875

Balance at March 31, 2018	94,388	$944	$1,030,927	$—	$2,111,617	$3,143,488
Net income	—	—	—	—	79,412	79,412
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	214	2	8,021	—	—	8,023
Issuance of restricted stock	9	—	—	—	—	—
Forfeitures of restricted stock	(32)	—	—	—	—	—
Stock swaps	(50)	—	(2,365)	—	—	(2,365)
Stock-based compensation expense	—	—	10,524	—	—	10,524
Repurchased common stock	(1,155)	(12)	(14,534)	—	(37,614)	(52,160)

Balance at June 30, 2018	93,374	$934	$1,032,573	$—	$2,153,415	$3,186,922

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(251,117)	$142,840
Loss (income) from discontinued operations	328,286	(8,059)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	39,842	40,195
Amortization of premiums, discounts and issuance costs	2,934	2,212
Stock-based compensation expense	20,950	20,012
Deferred income taxes	(10,953)	(21,946)
Other	13,150	(2,148)
Changes in assets and liabilities:
Accounts receivable	2,533	(28,235)
Prepaid expenses and other current assets	805	(1,775)
Other long-term assets	14,036	(283)
Accounts payable and accrued expenses	(57,105)	(80,667)
Income taxes payable	(28,942)	(39,909)
Payments of contingent consideration liabilities	(418)	(65)
Long-term professional liabilities	(3,474)	(5,863)
Other liabilities	(15,605)	(1,079)

Net cash provided by operating activities – continuing operations	54,922	15,230
Net cash provided by operating activities - discontinued operations	7,913	6,374

Net cash provided by operating activities	62,835	21,604

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(11,450)	(25,575)
Purchases of investments	—	(15,884)
Proceeds from maturities or sales of investments	8,180	5,995
Purchases of property and equipment	(16,480)	(18,296)
Proceeds from sale of controlling interest in assets	—	22,764

Net cash used in investing activities – continuing operations	(19,750)	(30,996)
Net cash used in investing activities - discontinued operations	(7,553)	(7,978)

Net cash used in investing activities	(27,303)	(38,974)

Cash flows from financing activities:
Borrowings on credit agreement	898,500	821,500
Payments on credit agreement	(1,286,500)	(782,500)
Proceeds from issuance of senior notes	500,000	—
Payments for financing costs	(9,194)	—
Payments of contingent consideration liabilities	(5,171)	(367)
Payments on finance lease obligations	(98)	(623)
Proceeds from issuance of common stock	6,551	9,389
Repurchases of common stock	(144,509)	(52,160)

Net cash used in financing activities – continuing operations	(40,421)	(4,761)
Net cash used in financing activities - discontinued operations	—	(13)

Net cash used in financing activities	(40,421)	(4,774)

Net decrease in cash and cash equivalents	(4,889)	(22,144)
Cash, cash equivalents and restricted cash at beginning of period	56,745	80,200
Less cash and cash equivalents of discontinued operations at end of period	(11,614)	(12,226)

Cash, cash equivalents and restricted cash of continuing operations at end of period	$40,242	$45,830

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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
(the “Form
 10-K”).
On November 1, 2018, the Company announced the initiation of a process to potentially divest the Company’s management services service line to allow the Company to focus on its core physician services business. The Company determined that the criterion to classify the management services service line as assets held for sale within the Company’s Consolidated Balance Sheets effective March 31, 2019 were met, and accordingly, the assets and liabilities of that service line were classified as current assets and liabilities held for sale at March 31, 2019 and continue to meet the criteria at June 30, 2019. In addition, in accordance with accounting guidance for discontinued operations, the expected divestiture of the management services service line was deemed to represent a fundamental strategic shift that will have a major effect on the Company’s operations, and accordingly, the operating results of the service line were reported as discontinued operations in the Company’s Consolidated Statements of Income for the three and six months ended June 30, 2019. Reclassifications have been made to certain prior period financial statements and footnote disclosures to reflect the impact of discontinued operations. See note 6 for more information.
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

As of June 30, 2019 and December 31, 2018, the Company’s cash equivalents consisted entirely of money market funds totaling $0.4 million and $0.5 million, respectively. Investments consisted of municipal debt securities, federal home loan securities and certificates of deposit.
During the six months ended June 30, 2019, the Company changed the classification of its investments from held-to-maturity
to available for sale. Although there is no stated expectation that the investments will be sold within one year
, the investments are available for use, if needed, and accordingly are classified as short-term. Such investments are carried at fair value with any unrealized gains and losses reported as a component of other accumulated comprehensive income or loss.
Prior to January 1, 2019, the Company classified its investments as held-to-maturity
and carried such investments at amortized cost. Investments with remaining maturities of less than one year were classified as short-term and investments classified as long-term had maturities of one year to five years.

Investments held at June 30, 2019 and December 31, 2018 are summarized as follows (in thousands):

	June 30, 2019		December 31, 2018
	Short-Term	Long-Term	Short-Term	Long-Term
Municipal debt securities	$43,272	$—	$18,473	$30,841
Federal home loan securities	34,397	—	2,000	34,393
Certificates of deposit	5,166	—	1,450	4,465

	$82,835	$—	$21,923	$69,699

3.	Fair Value Measurements:

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
The following table presents information about the Company’s financial instruments that are accounted for at fair value on a recurring basis at June 30, 2019 and December 31, 2018 (in thousands):

		Fair Value
	Fair Value Category	June 30, 2019	December 31, 2018
Assets:
Money market funds	Level 1	$398	$481
Short-term investments	Level 2	82,835	—	(1)
Company-owned life insurance	Level 2	12,185	10,464
Liabilities:
Contingent consideration	Level 3	8,299	20,039

(1)	Investments were measured at carrying value as of December 31, 2018. See table below.

The following table presents information about the Company’s financial instruments that are not carried at fair value at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019				December 31, 2018
	Carrying Amount		Fair Value		Carrying Amount	Fair Value
Assets:
Short-term investments	$—	(2)	$—	(2)	21,923	21,858
Long-term investments	—	(2)	—	(2)	69,699	69,090
Liabilities:
2023 Notes	750,000		738,975		750,000	736,725
2027 Notes	1,000,000		983,700		500,000	482,500

(2)	Investments were measured at fair value as of June 30, 2019. See table above.

The carrying amounts of cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments. The carrying value of the line of credit approximates fair value. If the Company’s line of credit was measured at fair value, it would be categorized as Level 2 in the fair value hierarchy.

4.	Accounts Receivable and Net Revenue:
Accounts receivable, net consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Gross accounts receivable	$1,916,850	$1,993,395
Allowance for contractual adjustments and uncollectibles	(1,412,660)	(1,486,672)

	$504,190	$506,723

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
The following table summarizes the Company’s net revenue by category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net patient service revenue	$765,525	$763,667	$1,515,110	$1,520,040
Hospital contract administrative fees	96,741	95,534	191,462	186,773
Other revenue	6,043	5,786	12,920	10,802

	$868,309	$864,987	$1,719,492	$1,717,615

The approximate percentage of net patient service revenue by type of payor was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Contracted managed care	70%	70%	70%	70%
Government	24	25	24	25
Other third-parties	4	4	5	4
Private-pay patients	2	1	1	1

	100%	100%	100%	100%

5.	Business Acquisitions:

During the six months ended June 30, 2019, the Company completed the acquisition of one neonatology physician practice and two maternal-fetal medicine physician practices for total cash consideration of
$11.5 million. These acquisitions expanded the Company’s national network of physician practices. In connection with these acquisitions, the Company recorded goodwill of $8.1 million and other intangible assets consisting primarily of physician and hospital agreements of $3.4 million. The Company expects that the goodwill recorded during the six months ended June 30, 2019 will be deductible for tax purposes.

In addition, the Company paid $5.6 million for contingent consideration in connection with prior period acquisitions. The Company also recorded a decrease of $6.6 million related to the change in fair value of a contingent consideration agreement for which the probability of the achievement of certain performance measures was updated during the six months ended June 30, 2019. This change in fair value of contingent consideration was recorded within operating expenses.
6.	Assets Held for Sale and Discontinued Operations:

On November 1, 2018, the Company announced the initiation of a process to potentially divest of its management services service line to allow the Company to focus on its core physician services business. The Company determined that the criterion to classify the management services service line as assets held for sale within the Company’s Consolidated Balance Sheets were met at March 31, 2019 and continue to be met at June 30, 2019. Accordingly, the assets and liabilities of that service line were classified as current assets and liabilities held for sale at June 30, 2019 as the Company expects to divest of the management services organization within twelve months of March 31, 2019, although there is no assurance that any such divestiture will occur.
In addition, in accordance with accounting guidance for discontinued operations, the expected divestiture of the management services service line was deemed to represent a fundamental strategic shift that will have a major effect on the Company’s operations, and accordingly, the operating results of the service line were reported as discontinued operations in the Company’s Consolidated Statements of Income for the three and six months ended June 30, 2019 with prior periods recast to conform with the current period presentation.
The classification to assets held for sale impacted the net book value of the assets and liabilities expected to be transferred upon sale. The estimated fair value of the management services service line was initially determined at March 31, 2019 based on an estimated market value along with estimated broker, accounting, legal and other costs to sell. The Company deemed the carrying amount of other assets within the service line, specifically accounts receivable and property and equipment, to represent fair value and therefore recorded a non-cash charge during the first quarter of 2019 of $285.0 million against goodwill, which represented the difference between the estimated fair value of the management services service line and the carrying amount of the net assets held for sale. Recognition of the charge against goodwill resulted in a tax benefit which generated an additional $36.6 million deferred tax asset that increased the fair value of the service line. An incremental non-cash
charge is then required to reduce the service line to its previously determined fair value. Accordingly, the Company recorded the incremental non-cash
charge of $
36.6
 million for a total
non-cash
charge of $321.6 million during the three months ended March 31, 2019, reducing the goodwill balance of the management services service line to zero. During the three months ended June 30, 2019, an incremental non-cash charge of $
50.0
 million was recorded based on new information obtained during the quarter with respect to the estimated market value of the management services service line. This non-cash charge was recorded against amortizing intangible assets. Recognition of the incremental non-cash charge resulted in a tax benefit which generated an additional $16.4 million deferred tax asset that increased the fair value of the service line. An incremental non-cash charge is then required to reduce the service line to its previously determined fair value. Accordingly, the Company recorded the incremental non-cash charge of $
16.4
 million for a total non-cash charge of $66.4 million during the three months ended June 30, 2019. Upon completion of a divestiture, the Company could record an additional gain or loss on disposal at the time final net proceeds are determined. In addition, if a change in any facts and circumstances supporting the fair value of the management services service line occur prior to a divestiture, an additional gain or loss would be recorded at that time.
The following table is a reconciliation of the major classes of assets and liabilities classified as assets and liabilities held for sale in the accompanying Consolidated Balance Sheets representing the management services service line as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$11,614	$11,254
Accounts receivable, net	39,787	38,118
Prepaid expenses and other assets	2,310	2,505
Property and equipment, net	47,573	42,603
Deferred income taxes	15,569
Operating lease right-of-use asset	4,883	—
Goodwill	—	321,556
Intangible assets, net	204,023	275,148

	$325,759	$691,184

Liabilities
Accounts payable, accrued expenses and other liabilities	$21,390	$23,770
Lease liabilities	6,892	—
Deferred income taxes	—	35,659

	$28,282	$59,429

The following table summarizes the results of discontinued operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenue	$53,141	$58,242	$104,363	$114,331

Operating expenses:
Cost of service salaries and benefits	26,667	27,930	52,595	55,806
Cost of service supplies and other operating expenses	6,370	6,225	11,937	12,194
General and administrative expenses	11,421	11,562	22,444	22,788
Depreciation and amortization	—	6,237	7,262	12,486
Transaction costs	300	—	1,400	—
Loss on classification as held for sale	66,446	—	388,002	—

Total operating expenses	111,204	51,954	483,640	103,274

(Loss) income from operations	(58,063)	6,288	(379,277)	11,057
Non-operating expenses, net	(17)	(11)	(33)	(19)

(Loss) income before income taxes	(58,080)	6,277	(379,310)	11,038
Income tax benefit (provision)	14,319	(1,640)	51,024	(2,979)

Net (loss) income	$(43,761)	$4,637	$(328,286)	$8,059

7.	Accounts Payable and Accrued Expenses:
Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Accounts payable	$32,386	$31,059
Accrued salaries and bonuses	151,982	242,888
Accrued payroll taxes and benefits	64,197	78,415
Accrued professional liabilities	44,837	34,931
Accrued contingent consideration	8,299	18,760
Accrued interest	34,183	9,477
Other accrued expenses	50,524	33,037

	$386,408	$448,567

The net decrease in accrued salaries and bonuses of $90.9 million, from December 31, 2018 to June 30, 2019, is primarily due to the payment of performance-based incentive compensation, principally to the Company’s affiliated physicians, partially offset by performance-based incentive compensation accrued during the six months ended June 30, 2019. A majority of the Company’s payments for performance-based incentive compensation is paid annually during the first quarter.
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

The table below presents the operating lease-related
right-of-use
assets and related liabilities recorded on the Company’s balance sheet and the weighted average remaining lease term and discount rate as of June 30, 2019 (dollars in thousands):

June 30, 2019
Assets:
Operating lease right-of-use assets	$89,857
Liabilities:
Current portion of operating lease liabilities	24,494
Long-term portion of operating lease liabilities	70,531
Other Information:
Weighted-average remaining lease term	4.7 years
Weighted average discount rate	5.0%

The table below presents certain information related to the lease costs for operating leases during the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease costs	$7,428	$15,071
Variable lease costs	1,069	1,791
Other operating lease costs	1,325	2,958

Total operating lease costs	$9,822	$19,820

The table below presents supplemental cash flow information related to operating leases during the six months ended June 30, 2019 (in thousands):

June 30, 2019
Operating cash flows for operating leases	$20,528

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet as of June 30, 2019 (in thousands):

June 30, 2019
2019 (excluding the six months ended June 30, 2019)	$11,821
2020	26,064
2021	22,013
2022	17,170
2023	12,626
Thereafter	15,383

Total minimum lease payments	105,077
Less: Amount of payments representing interest	(10,052)

Present value of future minimum lease payments	95,025
Less: Current obligations	(24,494)

Long-term portion of operating leases	$70,531

9.	Common and Common Equivalent Shares:

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
The calculation of shares used in the basic and diluted net income per common share calculation for the three and six months ended June 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average number of common shares outstanding	83,234	92,987	84,623	92,922
Weighted average number of dilutive common share equivalents	455	542	464	594

Weighted average number of common and common equivalent shares outstanding	83,689	93,529	85,087	93,516

Antidilutive securities not included in the diluted net income per common share calculation	923	392	713	197

10.	Stock Incentive Plans and Stock Purchase Plans:

On May 16, 2019, the Company’s shareholders approved the Company’s Amended and Restated 2008 Incentive Compensation Plan (the “Amended and Restated 2008 Incentive Plan”). The amendments, among other things, increased the number of shares of common stock reserved for delivery under the under the Amended and Restated 2008 Incentive Plan from 19,500,000 shares to 27,775,000 shares, as well as extended the expiration date to ten years from the effective date of approval. The Amended and Restated 2008 Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property.
Under the Amended and Restated 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards generally vest upon the satisfaction of specified performance-based conditions and service-based conditions. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the six months ended June 30, 2019, the Company granted 1,100,913 shares of restricted stock to its employees and non-employee
directors under the Amended and Restated 2008 Incentive Plan. At June 30, 2019, the Company had 8.2 million shares available for future grants and awards under its Amended and Restated 2008 Incentive Plan.
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
Each of the ESPP and the SPP provide for the issuance of an aggregate of 2.6 million shares of the Company’s common stock less the number of shares of common stock purchased under the other plan. The Company recognizes stock-based compensation expense for the discount received by participating employees and non-employee
service providers. During the six months ended June 30, 2019, 0.3 million shares in aggregate were issued under the ESPP and SPP. At June 30, 2019, the Company had approximately 1.3 million shares in aggregate reserved for issuance under the ESPP and SPP.
During the three and six months ended June 30, 2019 and 2018, the Company recognized stock-based compensation expense of $10.0 million and $21.0 million, and $10.3 million and $20.0 million, respectively.
11.	Common Stock Repurchase Programs:

In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Company’s equity compensation programs. The share repurchase program allows the Company to make open market purchases from time-to-time
based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. No shares were purchased under this program during the six months ended June 30, 2019.
In August 2018, the Company announced that its Board of Directors had authorized the repurchase of up to $500.0 million of the Company’s common stock in addition to its existing share repurchase program, of which $250.0 million remained available for repurchase as of December 31, 2018. Under this program, during the six months ended June 30, 2019, the Company repurchased approximately 5.0 million shares of its common stock for $144.5 million, inclusive of 63,666 shares withheld to satisfy minimum statutory withholding obligations of $1.7 million in connection with the vesting of restricted stock during the six months ended June 30, 2019.
The Company intends to utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.
12.	Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its securities. The Company has not included an accrual for these matters as of June 30, 2019 in its Condensed Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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
for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on February 14, 2019 (the “2018 Form
10-K”).
As used in this Quarterly Report, the terms “MEDNAX”, the “Company”, “we”, “us” and “our” refer to the parent company, MEDNAX, Inc., a Florida corporation, and the consolidated subsidiaries through which its businesses are actually conducted (collectively, “MDX”), together with MDX’s affiliated business corporations or professional associations, professional corporations, limited liability companies and partnerships (“affiliated professional contractors”). Certain subsidiaries of MDX have contracts with our affiliated professional contractors, which are separate legal entities that provide physician services in certain states and Puerto Rico. The following discussion contains forward-looking statements. Please see the Company’s 2018 Form
10-K,
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
Divestiture of the Management Services Organization
On November 1, 2018, we announced the initiation of a process to potentially divest our management services service line to allow us to focus on our core physician services business. We determined that the criterion to classify the management services service line as assets and liabilities held for sale within our consolidated balance sheets were met at March 31, 2019 and continue to be met at June 30, 2019. Accordingly, the assets and liabilities of the management services service line were classified as current assets and liabilities held for sale as of March 31, 2019 and June 30, 2019. In addition, in accordance with the accounting guidance for discontinued operations, the expected divestiture of the management services service line was deemed to represent a fundamental strategic shift that will have a major effect on the Company’s operations, and accordingly, the operating results of the service line were reported as discontinued operations in the consolidated statements of income for the three and six months ended June 30, 2019.
Reclassifications
Reclassifications have been made to certain prior period financial statements and footnote disclosures to conform to the current period presentation, specifically to reflect the impact of the management services organization being classified as assets held for sale and discontinued operations.
2019 Acquisition Activity
During the six months ended June 30, 2019, we completed the acquisition of one neonatology physician group practice and two maternal-fetal medicine physician group practices. Based on our experience, we expect that we can improve the results of acquired physician practices through improved managed care contracting, improved collections, identification of growth initiatives and operating and cost savings based upon the significant infrastructure that we have developed.
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

Senior Notes
In February 2019, we completed a private offering of $500.0 million aggregate principal amount of 6.25% senior unsecured notes due 2027 (the “Additional 2027 Notes”), which are treated as a single class together with the 6.25% senior unsecured notes due 2027 that we issued in November 2018 (“the Initial 2027 Notes”), collectively (the “2027 Notes”). Our obligations under the 2027 Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee our credit agreement (the “Credit Agreement”). We used the net proceeds of approximately $491.7 million from the issuance of the Additional 2027 Notes to repay a portion of the indebtedness outstanding under our Credit Agreement. Interest on the 2027 Notes accrues at the rate of 6.25% per annum and is payable semi-annually in arrears on January 15 and July 15.
Common Stock Repurchase Programs
In July 2013, our Board of Directors authorized the repurchase of shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs. The share repurchase program allows us to make open market purchases from time-to-time
based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of our common stock to offset the dilutive impact from the issuance of shares, if any, related to our acquisition program. We did not repurchase any shares under this program during the six months ended June 30, 2019.
In August 2018, we announced that our Board of Directors had authorized the repurchase of up to $500.0 million of shares of our common stock in addition to our existing share repurchase program, of which $250.0 million remained available as of December 31, 2018. Under this share repurchase program, during the six months ended June 30, 2019, we repurchased approximately 5.0 million shares of our common stock for $144.5 million, inclusive of 63,666 shares withheld to satisfy minimum statutory withholding obligations of $1.7 million in connection with the vesting of restricted stock.
We may utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs.
General Economic Conditions and Other Factors
Our operations and performance depend significantly on economic conditions. During the three months ended June 30, 2019, the percentage of our patient service revenue being reimbursed under government-sponsored or funded healthcare programs (the “GHC Programs”), was slightly favorable as compared to the three months ended June 30, 2018. If, however, economic conditions in the United States deteriorate, we could experience shifts toward GHC Programs, and patient volumes could decline. Further, we could experience and have experienced shifts toward GHC Programs if changes occur in population demographics within geographic locations in which we provide services. We have also experienced, and could continue to experience, a shift toward GHC Programs, particularly in anesthesia care. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, due to the rising costs of managed care premiums and patient responsibility amounts, we may experience lower net revenue resulting from increased bad debt due to patients’ inability to pay for certain services.
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
The ACA remains subject to continuing legislative and administrative flux and uncertainty. In 2017, Congress unsuccessfully sought to replace substantial parts of the ACA with different mechanisms for facilitating insurance coverage in the commercial and Medicaid markets. Additionally,
Centers for Medicare & Medicaid Services (“
CMS
”)
has administratively revised a number of provisions and may seek to advance additional significant changes through regulation, guidance and enforcement in the future. At the end of 2017, Congress repealed part of the ACA that required most individuals to purchase and maintain health insurance or face a tax penalty. The 2018 mid-term
elections in November 2018 changed the balance of power in Congress and the results of the upcoming 2020 elections may change the direction of future health-related legislation. Several candidates for President have proposed legislation which would substantially modify the delivery of healthcare in the United States
, including repealing the ACA and replacing all private insurance coverage with a government-sponsored plan such as Medicare.
If the ACA is repealed or further substantially modified, or if implementation of certain aspects of the ACA are diluted, delayed or replaced with a “Medicare for All” or single payor system, such repeal, modification or delay may impact our business, financial condition, results of operations, cash flows and the trading price of our securities. We are unable to predict the impact of any repeal, modification or delay in the implementation of the ACA, including the repeal of the individual mandate or implementation of a single payor system, on us at this time.

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
The Medicare Access and CHIP Reauthorization Act
Medicare pays for most physician services based upon a national service-specific fee schedule. The Medicare Access and CHIP Reauthorization Act (“MACRA”) provides physicians 0.5% annual increases in reimbursement through 2019 as Medicare transitions to a payment system designed to reward physicians for the quality of care provided, rather than the quantity of procedures performed. MACRA requires physicians to choose to participate in one of two payment formulas, Merit-Based Incentive Payment System (“MIPS”) or Alternative Payment Models (“APMs”). Effective January 1, 2019, MIPS allows eligible physicians to receive incentive payments based on the achievement of certain quality and cost metrics, among other measures, and be reduced for those who are underperforming against those same metrics and measures. As an alternative, physicians can choose to participate in advanced APMs, and physicians who are meaningful participants in APMs will receive bonus payments from Medicare pursuant to the law. MACRA also remains subject to review and potential modification by Congress, as well as shifting regulatory requirements established by CMS. We currently anticipate that our affiliated physicians will be eligible to receive bonus payments in 2019 through participation in the MIPS, although the amounts of such bonus payments are not expected to be material. We will continue to operationalize the provisions of MACRA and assess any further changes to the law or additional regulations enacted pursuant to the law.
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
“Surprise” Billing Legislation
“Surprise” medical bills arise when an insured patient receives care from an out-of-network
provider resulting in costs that were not expected by the patient. The bill is a “surprise” either because the patient did not expect to receive care from an out-of-network
provider, or because their cost-sharing responsibility is higher than the patient expected. For the past several years, state legislatures have been enacting laws that are intended to address the problems associated with surprise billing or balance billing.
More recently, Congress and President Trump have proposed bipartisan solutions to address this circumstance, either by working in tandem with, or in the absence of, applicable state laws. Any state or federal legislation on the topic of surprise billing may have an unfavorable impact on out-of
network reimbursement that we receive. In addition, legislative changes in this area may impact our ability to contract with private payors at favorable reimbursement rates or remain in contract with such payors.
Although our
out-of-network
revenue is currently immaterial, we cannot predict the ultimate effect that these changes will have on us, nor can we provide any assurance that future legislation or regulations will not have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.
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
Non-GAAP
Measures
In our analysis of our results of operations, we use certain non-GAAP
financial measures. Prior to January 1, 2019, we reported earnings before interest, taxes and depreciation and amortization (“EBITDA”). During 2019, we have incurred and anticipate we will continue to incur certain expenses related to transformational and restructuring related expenses that are expected to be project-based and periodic in nature. In addition, we have reported our management services as assets held for sale and discontinued operations beginning with the first quarter of 2019. Accordingly, beginning with the first quarter of 2019, we began reporting Adjusted EBITDA from continuing operations, defined as income from continuing operations before interest, taxes, depreciation and amortization, and transformational and restructuring related expenses. Adjusted earnings per common share (“Adjusted EPS”) from continuing operations has also been further adjusted for these items and beginning with the first quarter of 2019 consists of diluted income from continuing operations per common and common equivalent share adjusted for amortization expense, stock-based compensation expense and transformational and restructuring related expenses. Adjusted EPS from continuing operations is being further adjusted to reflect the impacts from discrete tax events. Historical periods do not include any material items that meet the definition of transformational and restructuring related expenses, so although we are retrospectively presenting historical periods for the new definitions, we do not expect any adjustments for these items.
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
For a reconciliation of each of Adjusted EBITDA from continuing operations and Adjusted EPS from continuing operations to the most directly comparable GAAP measures for the three and six months ended June 30, 2019 and 2018, refer to the tables below (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income from continuing operations	$35,516	$74,775	$77,169	$134,781
Interest expense	31,080	21,618	61,803	41,553
Income tax provision	17,116	28,482	26,078	51,202
Depreciation and amortization	19,809	20,280	39,842	40,195
Transformational and restructuring related expenses	27,482	—	31,026	—

Adjusted EBITDA from continuing operations	$131,003	$145,155	$235,918	$267,731

	Three Months Ended June 30,
	2019		2018
Weighted average diluted shares outstanding	83,689		93,529
Income from continuing operations and diluted income from continuing operations per share	$35,516	$0.42	$74,775	$0.80
Adjustments (1) :
Amortization (net of tax of $3,434 and $3,621)	9,052	0.11	9,546	0.10
Stock-based compensation (net of tax of $2,739 and $2,840)	7,222	0.09	7,487	0.08
Transformational and restructuring related expenses (net of tax of $7,558)	19,924	0.24	—	—
Net impact from discrete tax events	2,400	0.03	—	—

Adjusted income and diluted EPS from continuing operations	$74,114	$0.89	$91,808	$0.98

(1)	Tax rate of 27.5% was used to calculate the tax effects of the adjustments for the three months ended June 30, 2019 and 2018, respectively. The tax rate used for the three months ended June 30, 2019 excludes the impact of discrete tax events.

	Six Months Ended June 30,
	2019		2018
Weighted average diluted shares outstanding	85,087		93,516
Income from continuing operations and diluted income from continuing operations per share	$77,169	$0.91	$134,781	$1.44
Adjustments (1) :
Amortization (net of tax of $6,883 and $7,183)	18,376	0.22	18,938	0.20
Stock-based compensation (net of tax of $5,709 and $5,503)	15,241	0.18	14,509	0.16
Transformational and restructuring related expenses (net of tax of $8,455)	22,571	0.26	—	—
Net impact from discrete tax events	(2,391)	(0.03)	—	—

Adjusted income and diluted EPS from continuing operations	$130,966	$1.54	$168,228	$1.80

(1)	Tax rates of 27.3% and 27.5% were used to calculate the tax effects of the adjustments for the six months ended June 30, 2019 and 2018, respectively. The tax rate used for the six months ended June 30, 2019 excludes the impact of discrete tax events.

Results of Operations
Three Months Ended June 30, 2019 as Compared to Three Months Ended June 30, 2018
Our net revenue attributable to continuing operations was $868.3 million for the three months ended June 30, 2019, as compared to $865.0 million for the same period in 2018. The increase in revenue of $3.3 million, or 0.4%, was attributable to an increase in same-unit net revenue and revenue from acquisitions, partially offset by a decline in revenue from the non-renewal
of certain contracts. Same units are those units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue grew by $13.0 million, or 1.6%. The increase in same-unit net revenue was comprised of a net increase of $8.9 million, or 1.1%, from patient service volumes and a net increase of $4.1 million, or 0.5%, related to net reimbursement-related factors. The increase in revenue from patient service volumes was related to increases across almost all of our service lines. The net increase in revenue related to net reimbursement-related factors was primarily due to modest improvements in managed care contracting.
Practice salaries and benefits attributable to continuing operations increased $16.0 million, or 2.7%, to $609.0 million for the three months ended June 30, 2019, as compared to $593.0 million for the same period in 2018. This increase was primarily attributable to increased costs associated with physicians and other staff to support organic-growth initiatives, acquisition-related growth and growth at our existing units, of which $7.8 million was related to salaries and $8.2 million was related to benefits and incentive compensation. We anticipate that we will continue to experience a higher rate of growth in clinician compensation expense at our existing units over historic averages, which could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our securities.
Practice supplies and other operating expenses attributable to continuing operations decreased $0.3 million, or 1.1%, to $28.0 million for the three months ended June 30, 2019, as compared to $28.3 million for the same period in 2018. The decrease was primarily attributable to decreases in practice supply, rent and other costs.
General and administrative expenses attributable to continuing operations primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day
operations of our physician practices and services. General and administrative expenses were $103.5 million for the three months ended June 30, 2019, as compared to $100.9 million for the same period in 2018. General and administrative expenses for the three months ended June 30, 2019 included $3.5 million in cost improvements as part of our shared services initiative. General and administrative expenses as a percentage of net revenue was 11.9% for the three months ended June 30, 2019, as compared to 11.7% for the same period in 2018.
Transformational and restructuring related expenses attributable to continuing operations were $27.5 million for the three months ended June 30, 2019, of which $15.4 million related to severance benefits for eliminated positions as well as costs associated with contract terminations and $12.1 million related to external consulting costs for various process improvement and restructuring initiatives.
Depreciation and amortization expense attributable to continuing operations was $19.8 million for the three months ended June 30, 2019, as compared to $20.3 million for the same period in 2018.
Income from operations attributable to continuing operations decreased $41.9 million, or 34.2%, to $80.5 million for the three months ended June 30, 2019, as compared to $122.4 million for the same period in 2018. Our operating margin was 9.3% for the three months ended June 30, 2019, as compared to 14.1% for the same period in 2018. The decrease of 488 basis points was primarily due to higher operating expense growth combined with lower revenue growth.
Net
non-operating
expenses attributable to continuing operations were $27.9 million for the three months ended June 30, 2019, as compared to $19.1 million for the same period in 2018. The net increase of $8.8 million, or 46.1%, was primarily related to an increase in interest expense related to a higher average interest rate on our outstanding debt, driven by the incremental senior notes issuances completed in late 2018 and early 2019.
Our effective income tax rate attributable to continuing operations was 32.5% and 27.6% for the three months ended June 30, 2019 and 2018, respectively.
Income from continuing operations was $35.5 million for the three months ended June 30, 2019, as compared to $74.8 million for the same period in 2018. Adjusted EBITDA from continuing operations was $131.0 million for the three months ended June 30, 2019, as compared to $145.2 million for the same period in 2018.
Diluted income from continuing operations per common and common equivalent share was $0.42 on weighted average shares outstanding of 83.7 million for the three months ended June 30, 2019, as compared to $0.80 on weighted average shares outstanding of 93.5 million for the same period in 2018. Adjusted EPS from continuing operations was $0.89 for the three months ended June 30, 2019, as compared to $0.98 for the same period in 2018. The decrease of 9.8 million in our weighted average shares outstanding is primarily due to the impact of shares repurchased under a 2018 accelerated share repurchase program and through open market repurchase activity in 2018 and 2019.
Loss from discontinued operations was $43.8 million for the three months ended June 30, 2019, reflecting an incremental non-cash
impairment charge recorded during the three months ended June 30, 2019, as compared to income from discontinued operations of $4.6 million for the same period in 2018. Diluted loss from discontinued operations per common and common equivalent share was $0.52 on weighted average shares outstanding of 83.7 million for the three months ended June 30, 2019, as compared to $0.05 on weighted average shares outstanding of 93.5 million for the same period in 2018.

Consolidated net loss was $8.2 million for the three months ended June 30, 2019, as compared to net income of $79.4 million for the same period in 2018. Diluted net loss per common and common equivalent share was $0.10 on weighted average shares outstanding of 83.7 million for the three months ended June 30, 2019, as compared to diluted net income per common and common equivalent share of $0.85 on weighted average shares outstanding of 93.5 million for the same period in 2018.
Six Months Ended June 30, 2019 as Compared to Six Months Ended June 30, 2018
Our net revenue attributable to continuing operations was $1.72 billion for the six months ended June 30, 2019 and 2018, reflecting a slight increase in revenue of $1.9 million, or 0.1%. The increase in revenue was attributable to an increase in same-unit net revenue, partially offset by a decline in revenue from the non-renewal
of certain contracts and acquisitions. Same units are those units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue grew by $20.5 million, or 1.2%. The increase in same-unit net revenue was comprised of a net increase of $12.6 million, or 0.7%, from net reimbursement-related factors and a net increase of $7.9 million, or 0.5%, related to patient service volumes. The net increase in revenue related to net reimbursement-related factors was primarily due to modest improvements in managed care contracting and favorable rate impacts from our radiology services. The increase in revenue from patient service volumes was primarily related to growth in our neonatology and other pediatric services, partially offset by a decline in our anesthesiology services.
Practice salaries and benefits attributable to continuing operations increased $33.5 million, or 2.8%, to $1.23 billion for the six months ended June 30, 2019, as compared to $1.20 billion for the same period in 2018. This increase was primarily attributable to increased costs associated with physicians and other staff to support organic-growth initiatives, acquisition-related growth and growth at our existing units, of which $14.7 million was related to salaries and $18.8 million was related to benefits and incentive compensation. We anticipate that we will continue to experience a higher rate of growth in clinician compensation expense at our existing units over historic averages, which could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our securities.
Practice supplies and other operating expenses attributable to continuing operations decreased $1.9 million, or 3.5%, to $53.8 million for the six months ended June 30, 2019, as compared to $55.7 million for the same period in 2018. The decrease was primarily attributable to decreases in practice supply, rent and other costs.
General and administrative expenses attributable to continuing operations primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day
operations of our physician practices and services. General and administrative expenses were $205.4 million for the six months ended June 30, 2019, as compared to $202.6 million for the same period in 2018. General and administrative expenses for the six months ended June 30, 2019 included $6.0 million in cost improvements as part of our shared services initiative. General and administrative expenses as a percentage of net revenue was 11.9% for the six months ended June 30, 2019, as compared to 11.8% for the same period in 2018.
Transformational and restructuring related expenses attributable to continuing operations were $31.0 million for the six months ended June 30, 2019 of which $16.3 million related to severance benefits for eliminated positions as well as costs associated with contract terminations and $14.7 million related to external consulting costs for various process improvement and restructuring initiatives.
Depreciation and amortization expense attributable to continuing operations was $39.8 million for the six months ended June 30, 2019, as compared to $40.2 million for the same period in 2018.
Income from operations attributable to continuing operations decreased $63.1 million, or 28.4%, to $159.0 million for the six months ended June 30, 2019, as compared to $222.1 million for the same period in 2018. Our operating margin was 9.2% for the six months ended June 30, 2019, as compared to 12.9% for the same period in 2018. The decrease of 369 basis points was primarily due to higher operating expense growth combined with lower revenue growth.
Net

non-operating

expenses attributable to continuing operations were $55.7 million for the six months ended June 30, 2019, as compared to $36.1 million for the same period in 2018. The net increase of $19.6 million, or 54.3%, was primarily related to an increase in interest expense related to a higher average interest rate on our outstanding debt, driven by the incremental senior notes issuances completed in late 2018 and early 2019 and the write off of approximately $1.5 million in deferred debt costs from the amendment of our Credit Agreement during the three months ended March 31, 2019.
Our effective income tax rate attributable to continuing operations was 25.3% and 27.5% for the six months ended June 30, 2019 and 2018, respectively.
Income from continuing operations was $77.2 million for the six months ended June 30, 2019, as compared to $134.8 million for the same period in 2018. Adjusted EBITDA from continuing operations was $235.9 million for the six months ended June 30, 2019, as compared to $267.7 million for the same period in 2018.
Diluted income from continuing operations per common and common equivalent share was $0.91 on weighted average shares outstanding of 85.1 million for the six months ended June 30, 2019, as compared to $1.44 weighted average shares outstanding of 93.5 million for the same period in 2018. Adjusted EPS from continuing operations was $1.54 for the six months ended June 30, 2019, as compared to $1.80 for the same period in 2018. The decrease of 8.4 million in our weighted average shares outstanding is primarily due to the impact of shares repurchased under a 2018 accelerated share repurchase program and through open market repurchase activity in 2018 and 2019.

Loss from discontinued operations was $328.3 million for the six months ended June 30, 2019, reflecting the loss on the initial classification as assets held for sale and an incremental impairment charge recorded during the six months ended June 30, 2019, as compared to income from discontinued operations of $8.1 million for the same period in 2018. Diluted loss from discontinued operations per common and common equivalent share was $3.86 on weighted average shares outstanding of 85.1 million for the six months ended June 30, 2019, as compared to diluted income from discontinued operations per common and common equivalent share of $0.09 on weighted average shares outstanding of 93.5 million for the same period in 2018.
Net loss was $251.1 million for the six months ended June 30, 2019, as compared to net income of $142.8 million for the same period in 2018. Diluted net loss per common and common equivalent share was $2.95 on weighted average shares outstanding of 85.1 million for the six months ended June 30, 2019, as compared to diluted net income per common and common equivalent share of $1.53 on weighted average shares outstanding of 93.5 million for the same period in 2018.
Liquidity and Capital Resources
As of June 30, 2019, we had $24.5 million of cash and cash equivalents attributable to our continuing operations as compared to $25.5 million at December 31, 2018. Additionally, we had working capital attributable to our continuing operations of $247.0 million at June 30, 2019, an increase of $118.0 million from working capital of $129.0 million at December 31, 2018. The net increase in working capital is primarily due to net borrowings on our Credit Agreement and reclassification of investments to available for sale, partially offset by the use of funds for repurchases of our common stock.
Cash Flows from Continuing Operations
Cash provided by (used in) operating, investing and financing activities from continuing operations is summarized as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Operating activities	$54,922	$15,230
Investing activities	(19,750)	(30,996)
Financing activities	(40,421)	(4,761)

Operating Activities from Continuing Operations
During the six months ended June 30, 2019, our net cash provided by operating activities for continuing operations was $54.9 million, compared to $15.2 million for the same period in 2018. The net increase in cash provided of $39.7 million was primarily due to an increase in cash flow from accounts receivable, accounts payable and accrued expenses and income taxes payable, partially offset by a decrease in cash flow from lower earnings.
During the six months ended June 30, 2019, cash flow from accounts receivable for continuing operations was $2.5 million, as compared to cash used of $28.2 million for the same period in 2018. The increase in cash flow from accounts receivable for the six months ended June 30, 2019 was primarily due to decreases in ending accounts receivable balances at existing units due to timing of cash collections.
Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO for continuing operations was 52.8 days at June 30, 2019 as compared to 52.5 days at December 31, 2018.
Investing Activities from Continuing Operations
During the six months ended June 30, 2019, our net cash used in investing activities for continuing operations of $19.8 million included acquisition payments of $11.5 million and capital expenditures of $16.5 million, partially offset by proceeds of $8.2 million related to the maturity of investments.
Financing Activities from Continuing Operations
During the six months ended June 30, 2019, our net cash used in financing activities for continuing operations of $40.4 million consisted primarily of repurchases of $144.5 million of our common stock, partially offset by net borrowings on our Credit Agreement of $112.0 million.
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
At June 30, 2019, we had an outstanding principal balance of $351.5 million on our Credit Agreement. We also had outstanding letters of credit of $0.2 million which reduced the amount available on our Credit Agreement to $848.3 million at June 30, 2019.
In February 2019, we completed a private offering of Additional 2027 Notes. At June 30, 2019, the outstanding balance on the 2027 Notes was $1.0 billion. We also had an outstanding principal balance of $750.0 million on our 5.25% senior unsecured notes due 2023 (the “2023 Notes”). Our obligations under the 2023 Notes and the 2027 Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee our Credit Agreement. Interest on the 2023 Notes accrues at the rate of 5.25% per annum, or $39.4 million, and is payable semi-annually in arrears on June 1 and December 1. Interest on the 2027 Notes accrues at the rate of 6.25% per annum, or $62.5 million, and is payable semi-annually in arrears on January 15 and July 15.
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
At June 30, 2019, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under the Credit Agreement and the 2023 Notes and the 2027 Notes. We believe we will be in compliance with these covenants throughout 2019.
We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at June 30, 2019 was $260.0 million, of which $44.8 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet. In addition, there is a corresponding insurance receivable of $26.3 million recorded as a component of other assets for certain professional liability claims that are covered by insurance policies.
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
Caution Concerning Forward-Looking Statements
Certain information included or incorporated by reference in this Quarterly Report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements, other than statements of historical facts, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements in this Quarterly Report are made as of the date hereof, and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in the 2018 Form
10-K,
including the section entitled “Risk Factors.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We intend to manage interest rate risk through the use of a combination of fixed rate and variable rate debt. We borrow under our Credit Agreement at various interest rate options based on the Alternate Base Rate or LIBOR rate depending on certain financial ratios. At June 30, 2019, the outstanding principal balance on our Credit Agreement was $351.5 million, and considering this outstanding balance, a 1% change in interest rates would result in an impact to income before income taxes of approximately $3.5 million per year.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.
Changes in Internal Controls Over Financial Reporting
No changes in our internal control over financial reporting occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our 2018 Form
10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2019, we repurchased 2.5 million shares of our common stock in connection with a share repurchase program that was approved by our board of directors in August 2018.

Period	Total Number of Shares Repurchased (a)		Average Price Paid per Share	Total Number of Shares Purchased as part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Programs (a)
April 1 – April 30, 2019	817,950		$26.21	817,950	(a	)
May 1 – May 31, 2019	1,585,527		26.03	1,585,527	(a	)
June 1 – June 30, 2019	104,830	(b)	24.87	60,495	(a	)

Total	2,508,307		$26.04	2,463,972	(a	)

(a)	We have two active repurchase programs. Our July 2013 program allows us to repurchase shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs, which is estimated to be approximately 1.3 million shares for 2019. Our August 2018 repurchase program allowed us to repurchase up to an additional $500.0 million of shares of our common stock, of which we repurchased $392.8 million as of June 30, 2019, inclusive of the shares indicated in the table above.

(b)	Includes 63,666 shares withheld to satisfy minimum statutory withholding obligations of $1.7 million in connection with the vesting of restricted stock.

The amount and timing of any future repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

Item 6. Exhibits

Exhibit No.	Description

10.1
MEDNAX, Inc. Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 29, 2019).

31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1+	Interactive Data File

101.INS+	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	XBRL Schema Document.

101.CAL+	XBRL Calculation Linkbase Document.

101.DEF+	XBRL Definition Linkbase Document.

101.LAB+	XBRL Label Linkbase Document.

101.PRE+	XBRL Presentation Linkbase Document.

+	Filed herewith.

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDNAX, INC.

Date: August 1, 2019	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2019	By:	/s/ Stephen D. Farber
Stephen D. Farber
Chief Financial Officer
(Principal Financial Officer)

Date: August 1, 2019	By:	/s/ John C. Pepia
John C. Pepia
Chief Accounting Officer
(Principal Accounting Officer)