Form 10-Q
period 2019-09-30
MEDNAX, INC.
filed 2019-11-01
CIK 893949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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
12b-2
of the Exchange Act).    Yes
☐
    No
☒
On October 25, 2019, the registrant had outstanding 84,298,441 shares of Common Stock, par value $.01 per share.

MEDNAX, INC.
INDEX

MEDNAX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$28,890	$25,491
Restricted cash	—	20,000
Short-term investments	78,371	21,923
Accounts receivable, net	494,699	506,723
Prepaid expenses	20,937	17,123
Other current assets	19,939	17,166
Assets held for sale	322,465	51,551
Total current assets	965,301	659,977
Investments	—	69,699
Property and equipment, net	93,731	90,434
Goodwill	2,634,874	4,061,439
Intangible assets, net	279,605	313,165
Operating lease right-of-use assets	84,279	—
Deferred income tax assets	142,231	21,910
Other assets	90,640	81,224
Assets held for sale	—	639,633
Total assets	$4,290,661	$5,937,481
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$441,972	$448,567
Current portion of finance lease liabilities	142	253
Current portion of operating lease liabilities	23,469	—
Income taxes payable	4,763	30,598
Liabilities held for sale	30,444	23,344
Total current liabilities	500,790	502,762
Line of credit	209,800	739,500
Long-term debt and finance lease liabilities, net	1,729,377	1,234,781
Long-term operating lease liabilities	65,287	—
Long-term professional liabilities	222,933	209,060
Deferred income tax liabilities	61,207	95,581
Other liabilities	21,907	31,828
Liabilities held for sale	—	36,085
Total liabilities	2,811,301	2,849,597
Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000 shares authorized; 84,185 and 87,820 shares issued and outstanding, respectively	842	878
Additional paid-in capital	977,709	992,647
Retained earnings	500,809	2,094,359
Total shareholders’ equity	1,479,360	3,087,884
Total liabilities and shareholders’ equity	$4,290,661	$5,937,481
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenue	$888,675	$848,759	$2,608,167	$2,566,374

Operating expenses:
Practice salaries and benefits	630,309	599,326	1,860,810	1,796,328
Practice supplies and other operating expenses	26,950	27,249	80,757	82,981
General and administrative expenses	102,356	95,771	307,717	298,402
Depreciation and amortization	19,608	22,205	59,450	62,399
Transformational and restructuring related expenses	19,992	—	51,018	—
Goodwill impairment	1,449,215	—	1,449,215	—

Total operating expenses	2,248,430	744,551	3,808,967	2,240,110

(Loss) income from operations	(1,359,755)	104,208	(1,200,800)	326,264
Investment and other income	1,373	1,531	4,242	4,230
Interest expense	(29,901)	(21,788)	(91,704)	(63,341)
Equity in earnings of unconsolidated affiliates	2,249	1,766	5,475	4,548

Total non-operating expenses	(26,279)	(18,491)	(81,987)	(54,563)

(Loss) income from continuing operations before income taxes	(1,386,034)	85,717	(1,282,787)	271,701
Income tax benefit (provision)	125,788	(23,550)	99,710	(74,752)

(Loss) income from continuing operations	(1,260,246)	62,167	(1,183,077)	196,949
Income (loss) from discontinued operations, net of tax	4,330	3,408	(323,956)	11,466

Net (loss) income	$(1,255,916)	$65,575	$(1,507,033)	$208,415

Per common and common equivalent share data:
(Loss) income from continuing operations:
Basic	$(15.29)	$0.68	$(14.11)	$2.14

Diluted	$(15.29)	$0.68	$(14.11)	$2.13

Income (loss) from discontinued operations:
Basic	$0.05	$0.04	$(3.86)	$0.12

Diluted	$0.05	$0.04	$(3.86)	$0.12

Net (loss) income:
Basic	$(15.24)	$0.72	$(17.97)	$2.26

Diluted	$(15.24)	$0.72	$(17.97)	$2.25

Weighted average common shares:
Basic	82,441	90,984	83,846	92,239
Diluted	82,441	91,359	83,846	92,760

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income (1)	Retained Earnings	Total Equity
2019
Balance at January 1, 2019	87,820	$878	$992,647	$—	$2,094,359	$3,087,884
Net loss	—	—	—	—	(242,872)	(242,872)
Unrealized holding loss on investments, net of tax	—	—	—	(194)	—	(194)
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	140	1	3,541	—	—	3,542
Issuance of restricted stock	978	10	(10)	—	—	—
Forfeitures of restricted stock	(6)	—	—	—	—	—
Stock swaps	(20)	—	(666)	—	—	(666)
Stock-based compensation expense	—	—	11,100	—	—	11,100
Repurchased common stock	(2,525)	(25)	(28,740)	—	(50,217)	(78,982)

Balance at March 31, 2019	86,387	$864	$977,872	$(194)	$1,801,270	$2,779,812
Net loss	—	—	—	—	(8,245)	(8,245)
Unrealized holding gain on investments, net of tax	—	—	—	232	—	232
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	155	2	3,673	—	—	3,675
Issuance of restricted stock	123	1	(1)	—	—	—
Forfeitures of restricted stock	(61)	(1)	1	—	—	—
Stock-based compensation expense	—	—	15,080	—	—	15,080
Repurchased common stock	(2,508)	(25)	(29,196)	—	(36,306)	(65,527)

Balance at June 30, 2019	84,096	$841	$967,429	$38	$1,756,719	$2,725,027
Net loss	—	—	—	—	(1,255,916)	(1,255,916)
Unrealized holding loss on investments, net of tax	—	—	—	(32)	—	(32)
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	124	1	2,605	—	—	2,606
Issuance of restricted stock	12	—	—	—	—	—
Forfeitures of restricted stock	(27)	—	—	—	—	—
Stock-based compensation expense	—	—	8,090	—	—	8,090
Repurchased common stock	(20)	—	(415)	—	—	(415)

Balance at September 30, 2019	84,185	$842	$977,709	$6	$500,803	$1,479,360

(1)	Presented within retained earnings on the consolidated balance sheet as the balance is immaterial.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
(in thousands)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Equity
2018
Balance at January 1, 2018	93,721	$937	$1,017,328	$2,048,189	$3,066,454
Net income	—	—	—	63,428	63,428
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	97	1	4,026	—	4,027
Issuance of restricted stock	588	6	(6)	—	—
Forfeitures of restricted stock	(13)	—	—	—	—
Stock swaps	(5)	—	(296)	—	(296)
Stock-based compensation expense	—	—	9,875	—	9,875

Balance at March 31, 2018	94,388	$944	$1,030,927	$2,111,617	$3,143,488
Net income	—	—	—	79,412	79,412
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	214	2	8,021	—	8,023
Issuance of restricted stock	9	—	—	—	—
Forfeitures of restricted stock	(32)	—	—	—	—
Stock swaps	(50)	—	(2,365)	—	(2,365)
Stock-based compensation expense	—	—	10,524	—	10,524
Repurchased common stock	(1,155)	(12)	(14,534)	(37,614)	(52,160)

Balance at June 30, 2018	93,374	$934	$1,032,573	$2,153,415	$3,186,922
Net income	—	—	—	65,575	65,575
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	108	1	3,862	—	3,863
Issuance of restricted stock	104	—	—	—	—
Forfeitures of restricted stock	(13)	—	—	—	—
Stock-based compensation expense	—	—	8,945	—	8,945
Repurchased common stock	(4,224)	(42)	(46,710)	(203,248)	(250,000)

Balance at September 30, 2018	89,349	$893	$998,670	$2,015,742	$3,015,305

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(1,507,033)	$208,415
Loss (income) from discontinued operations	323,956	(11,466)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	59,450	62,398
Goodwill impairment	1,449,215	—
Amortization of premiums, discounts and issuance costs	4,293	3,314
Stock-based compensation expense	28,972	28,754
Deferred income taxes	(154,689)	(18,031)
Other	(1,069)	(3,030)
Changes in assets and liabilities:
Accounts receivable	12,024	(25,563)
Prepaid expenses and other current assets	(7,620)	(5,696)
Other long-term assets	30,528	(2,131)
Accounts payable and accrued expenses	24,479	(10,947)
Income taxes payable	(25,837)	(70,186)
Payments of contingent consideration liabilities	(764)	(686)
Long-term professional liabilities	821	(2,608)
Other liabilities	(25,880)	(2,095)

Net cash provided by operating activities - continuing operations	210,846	150,442
Net cash provided by operating activities - discontinued operations	8,170	11,889

Net cash provided by operating activities	219,016	162,331

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(31,200)	(27,035)
Purchases of investments	(13,907)	(15,884)
Proceeds from maturities or sales of investments	26,240	10,510
Purchases of property and equipment	(25,009)	(24,818)
Proceeds from sale of controlling interest in assets	—	22,764

Net cash used in investing activities - continuing operations	(43,876)	(34,463)
Net cash used in investing activities - discontinued operations	(10,646)	(13,317)

Net cash used in investing activities	(54,522)	(47,780)

Cash flows from financing activities:
Borrowings on credit agreement	1,225,800	1,364,500
Payments on credit agreement	(1,755,500)	(1,211,000)
Proceeds from issuance of senior notes	500,000	—
Payments for financing costs	(9,194)	—
Payments of contingent consideration liabilities	(8,726)	(3,869)
Payments on finance lease obligations	(183)	(996)
Proceeds from issuance of common stock	9,157	13,253
Repurchases of common stock	(144,925)	(302,160)

Net cash used in financing activities - continuing operations	(183,571)	(140,272)
Net cash used in financing activities - discontinued operations	—	(17)

Net cash used in financing activities	(183,571)	(140,289)

Net decrease in cash and cash equivalents	(19,077)	(25,738)
Cash, cash equivalents and restricted cash at beginning of period	56,745	80,200
Less cash and cash equivalents of discontinued operations at end of period	(8,778)	(12,399)

Cash and cash equivalents of continuing operations at end of period	$28,890	$42,063

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDNAX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
(the “Form
10-K”).
On November 1, 2018, the Company announced the initiation of a process to potentially divest the Company’s management services service line to allow the Company to focus on its core physician services business. The Company determined that the criterion to classify the management services service line as assets held for sale within the Company’s Consolidated Balance Sheets effective March 31, 2019 were met, and accordingly, the assets and liabilities of that service line were classified as current assets and liabilities held for sale at March 31, 2019 and continue to meet the criteria at September 30, 2019. In addition, in accordance with accounting guidance for discontinued operations, the expected divestiture of the management services service line was deemed to represent a fundamental strategic shift that will have a major effect on the Company’s operations, and accordingly, the operating results of the service line were reported as discontinued operations in the Company’s Consolidated Statements of Income for the three and nine months ended September 30, 2019. Reclassifications have been made to certain prior period financial statements and footnote disclosures to reflect the impact of discontinued operations. See
N
ote 6 –
 Goodwill
for more information.
Recently Adopted Accounting Pronouncements
In February 2016, the accounting guidance related to leases was issued that require an entity to recognize leased assets and the rights and obligations created by those leased assets on the balance sheet and to disclose key information about the entity’s leasing arrangements. This guidance became effective for the Company on January 1, 2019. The adoption of this guidance had a material impact on the Company’s Consolidated Balance Sheets and related disclosures, resulting from the recognition of significant right of use assets and related liabilities, primarily related to its operating lease arrangements for space in hospitals and certain other facilities for its business and medical offices. See
N
ote 8
– Accounts Payable and Accrued Expenses

for more information.
2.	Cash Equivalents and Investments:

As of September 30, 2019 and December 31, 2018, the Company’s cash equivalents consisted entirely of money market funds totaling $3.2 million and $0.5 million, respectively. Investments consisted of municipal debt securities, federal home loan securities
, corporate securities,

and certificates of deposit.
During the nine months ended September 30, 2019, the Company changed the classification of its investments from held-to-maturity
to available for sale. Although there is no stated expectation that the investments will be sold within one year, the investments are available for use, if needed, and accordingly are classified as short-term. Such investments are carried at fair value with any unrealized gains and losses reported as a component of other accumulated comprehensive income or loss.
Prior to January 1, 2019, the Company classified its investments as held-to-maturity
and carried such investments at amortized cost. Investments with remaining maturities of less than one year were classified as short-term and investments classified as long-term had maturities of one year to five years.

Investments held at September 30, 2019 and December 31, 2018 are summarized as follows (in thousands):

	September 30, 2019		December 31, 2018
	Short-Term	Long-Term	Short-Term	Long-Term
Municipal debt securities	$36,256	$—	$18,473	$30,841
Federal home loan securities	23,825	—	2,000	34,393
Corporate securities	13,823	—	—	—
Certificates of deposit	4,467	—	1,450	4,465

	$78,371	$—	$21,923	$69,699

3.	Fair Value Measurements:

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
The following table presents information about the Company’s financial instruments that are accounted for at fair value on a recurring basis at September 30, 2019 and Dec
e
mber 31, 2018 (in thousands):

		Fair Value
	Fair Value Category	September 30, 2019	December 31, 2018
Assets:
Money market funds	Level 1	$3,233	$481
Short-term investments	Level 2	78,371	—	(1)
Company-owned life insurance	Level 2	—	10,464
Mutual funds	Level 1	15,097	—
Liabilities:
Contingent consideration	Level 3	4,475	20,039

(1)	Investments were measured at carrying value as of December 31, 2018. See table below.

The following table presents information about the Company’s financial instruments that are not carried at fair value at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019				December 31, 2018
	Carrying Amount		Fair Value		Carrying Amount	Fair Value
Assets:
Short-term investments	$—	(2)	$—	(2)	21,923	21,858
Long-term investments	—	(2)	—	(2)	69,699	69,090
Liabilities:
2023 Notes	750,000		763,125		750,000	736,725
2027 Notes	1,000,000		989,200		500,000	482,500

(2)	Investments were measured at fair value as of September 30, 2019. See table above.

The carrying amounts of cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments. The carrying value of the line of credit approximates fair value. If the Company’s line of credit was measured at fair value, it would be categorized as Level 2 in the fair value hierarchy.

4.	Accounts Receivable and Net Revenue:
Accounts receivable, net consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Gross accounts receivable	$1,923,585	$1,993,395
Allowance for contractual adjustments and uncollectibles	(1,428,886)	(1,486,672)

	$494,699	$506,723

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
The following table summarizes the Company’s net revenue by category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net patient service revenue	$784,935	$758,015	$2,300,045	$2,278,055
Hospital contract administrative fees	97,747	87,095	289,209	273,868
Other revenue	5,993	3,649	18,913	14,451

	$888,675	$848,759	$2,608,167	$2,566,374

The approximate percentage of net patient service revenue by type of payor was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Contracted managed care	69%	70%	69%	70%
Government	25	24	24	24
Other third-parties	4	5	5	5
Private-pay patients	2	1	2	1

	100%	100%	100%	100%

5.	Business Acquisitions:

During the nine months ended September 30, 2019, the Company completed the acquisition of two neonatology physician practices, two maternal-fetal medicine physician practices and two other pediatric subspecialty practices for total consideration of $
31.5
 million, comprised of

cash consideration of $31.2
million and accrued purchase consideration of $
0.3
million. These acquisitions expanded the Company’s national network of physician practices. In connection with these acquisitions, the Company recorded goodwill of $22.7 million and other intangible assets consisting primarily of physician and hospital agreements of $8.8 million. The Company expects that the goodwill recorded during the nine months ended September 30, 2019 will be deductible for tax purposes.

In addition, the Company paid $9.5 million for contingent consideration in connection with prior period acquisitions. The Company also recorded a decrease of $6.6 million related to the change in fair value of a contingent consideration agreement for which the probability of the achievement of certain performance measures was updated during the nine months ended September 30, 2019. This change in fair value of contingent consideration was recorded within operating expenses.
6.	Goodwill:

Goodwill is tested for impairment at a reporting unit level on at least an annual basis, in accordance with the subsequent measurement provisions of the accounting guidance for goodwill. Consistent with prior years, the Company performed its annual impairment test in the third quarter, specifically as of July 31, 2019. The Company changed its management structure during the third quarter to combine its two historical operating segments into a single unified physician services operating segment. However, for goodwill testing purposes, the Company determined that its reporting units would be represented by the components that underly the unified physician services operating segment. The reporting units represent the service line medical groups of Women’s and Children’s, anesthesiology and radiology.
The Company used a combination of income and market-based valuation approaches to determine the fair value of its reporting units
.

B
ased on the analysis performed
,
the Company recorded a
non-cash
impairment charge of $1.30 billion during the three months ended September 30,
2019, nearly all of which related
to its
a
nesthesiology reporting unit.
Recognition of the non-cash charge against goodwill resulted in a tax benefit which generated an additional deferred tax asset of
$147.2 million

that increased the fair value of the reporting units. An incremental non-cash charge is then required to reduce the reporting units to their previously determined fair value. Accordingly, the Company recorded the incremental non-cash charge of $147.2 million for a total non-cash charge of $1.45 billion.
The primary factors driving the
non-cash
impairment charge were
(i) the change in management structure effective during the third quarter resulting in reporting units one level below the Company’s single physician services operating segment, which is also its single reportable segment,
(ii
) the decrease in the Company’s share price used in the market capitalization reconciliation and
(iii
) changes in the assumptions used in the valuation analysis, specifically the discount rate used in the cash flow analysis which included a company
-
specific risk premium
.

The Company’s goodwill balance
after the non-cash impairment charge

at September 30, 2019 was $2.63 billion.
7.	Assets Held for Sale and Discontinued Operations:

On November 1, 2018, the Company announced the initiation of a process to potentially divest of its management services service line
, which operates as MedData,
to allow the Company to focus on its core physician services business. The Company determined that the criterion to classify the management services service line as assets held for sale within the Company’s Consolidated Balance Sheets were met at March 31, 2019 and continue to be met at September 30, 2019. Accordingly, the assets and liabilities of that service line were classified as current assets and liabilities held for sale at September 30, 2019 as the Company expect ed
to divest of the management services organization within twelve months of March 31, 2019.
 In October 2019, the Company entered into a securities purchase agreement with an affiliate of Frazier Healthcare Partners to divest of MedData, which transaction closed on October 31, 2019. See Note 15 – Subsequent Event.
In addition, in accordance with accounting guidance for discontinued operations, the expected divestiture of the management services service line was deemed to represent a fundamental strategic shift that will have a major effect on the Company’s operations, and accordingly, the operating results of the service line were reported as discontinued operations in the Company’s Consolidated Statements of Income for the three and nine months ended September 30, 2019 with prior periods recast to conform with the current period presentation.
The classification to assets held for sale impacted the net book value of the assets and liabilities expected to be transferred upon sale. The estimated fair value of the management services service line was initially determined at March 31, 2019 based on an estimated market value along with estimated broker, accounting, legal and other costs to sell. The Company deemed the carrying amount of other assets within the service line, specifically accounts receivable and property and equipment, to represent fair value and therefore recorded a non-cash
charge during the first quarter of 2019 of $285.0 million against goodwill, which represented the difference between the estimated fair value of the management services service line and the carrying amount of the net assets held for sale. Recognition of the charge against goodwill resulted in a tax benefit which generated an additional $36.6 million deferred tax asset that increased the fair value of the service line. An incremental non-cash
charge is then required to reduce the service line to its previously determined fair value. Accordingly, the Company recorded the incremental non-cash
charge of $36.6 million for a total
non-cash
charge of $321.6 million during the three months ended March 31, 2019, reducing the goodwill balance of the management services service line to zero. During the three months ended June 30, 2019, an incremental non-cash
charge of $50.0 million was recorded based on new information obtained during the quarter with respect to the estimated market value of the management services service line. This non-cash
charge was recorded against amortizing intangible assets. Recognition of the incremental non-cash
charge resulted in a tax benefit which generated an additional $16.4 million deferred tax asset that increased the fair value of the service line. An incremental non-cash
charge is then required to reduce the service line to its previously determined fair value. Accordingly, the Company recorded the incremental non-cash
charge of $16.4 million for a total
non-cash
charge of $66.4 million during the three months ended June 30, 2019. Upon completion of a divestiture, the Company could record an additional gain or loss on disposal at the time final net proceeds are determined.

The following table is a reconciliation of the major classes of assets and liabilities classified as assets and liabilities held for sale in the accompanying Consolidated Balance Sheets representing the management services service line as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$8,778	$11,254
Accounts receivable, net	38,902	38,118
Prepaid expenses and other assets	2,070	2,505
Property and equipment, net	51,178	42,603
Deferred income taxes	13,009	—
Operating lease right-of-use asset	4,505	—
Goodwill	—	321,556
Intangible assets, net	204,023	275,148

	$322,465	$691,184

Liabilities
Accounts payable, accrued expenses and other liabilities	$23,924	$23,770
Lease liabilities	6,520	—
Deferred income taxes	—	35,659

	$30,444	$59,429

The following table summarizes the results of discontinued operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenue	$50,946	$55,236	$155,309	$169,567

Operating expenses:
Cost of service salaries and benefits	26,288	26,392	78,883	82,198
Cost of service supplies and other operating expenses	5,700	5,932	17,637	18,126
General and administrative expenses	11,007	11,454	33,451	34,242
Depreciation and amortization	—	6,506	7,262	18,992
Transaction costs	1,600	—	3,000	—
Loss on classification as held for sale	—	—	388,002	—

Total operating expenses	44,595	50,284	528,235	153,558

Income (loss) from operations	6,351	4,952	(372,926)	16,009
Non-operating expenses, net	(15)	(221)	(47)	(241)

Income (loss) before income taxes	6,336	4,731	(372,973)	15,768
Income tax (provision) benefit	(2,006)	(1,323)	49,017	(4,302)

Net income (loss)	$4,330	$3,408	$(323,956)	$11,466

8.	Accounts Payable and Accrued Expenses:
Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Accounts payable	$38,329	$31,059
Accrued salaries and bonuses	206,047	242,888
Accrued payroll taxes and benefits	67,406	78,415
Accrued professional liabilities	43,723	34,931
Accrued contingent consideration	4,475	18,760
Accrued interest	27,986	9,477
Other accrued expenses	54,006	33,037

	$441,972	$448,567

The net decrease in accrued salaries and bonuses of $36.8 million, from December 31, 2018 to September 30, 2019, is primarily due to the payment of performance-based incentive compensation, principally to the Company’s affiliated physicians, partially offset by performance-based incentive compensation accrued during the nine months ended September 30, 2019. A majority of the Company’s payments for performance-based incentive compensation is paid annually during the first quarter.
9.	Leases:

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
The table below presents the operating lease-related
right-of-use
assets and related liabilities recorded on the Company’s balance sheet and the weighted average remaining lease term and discount rate as of September 30, 2019 (dollars in thousands):

September 30, 2019
Assets:
Operating lease right-of-use assets	$84,279
Liabilities:
Current portion of operating lease liabilities	23,469
Long-term portion of operating lease liabilities	65,287
Other Information:
Weighted-average remaining lease term	4.6 years
Weighted average discount rate	5.1%

The table below presents certain information related to the lease costs for operating leases during the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease costs	$7,521	$22,592
Variable lease costs	1,492	3,282
Other equipment rent	604	1,905
Other operating lease costs	883	3,841

Total operating lease costs	$10,500	$31,620

The table below presents supplemental cash flow information related to operating leases during the nine months ended September 30, 2019 (in thousands):

September 30, 2019
Operating cash flows for operating leases	$31,685

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet as of September 30, 2019 (in thousands):

September 30, 2019
2019 (excluding the nine months ended September 30, 2019)	$4,669
2020	26,668
2021	22,593
2022	17,644
2023	12,948
Thereafter	15,641

Total minimum lease payments	100,163
Less: Amount of payments representing interest	(11,407)

Present value of future minimum lease payments	88,756
Less: Current obligations	(23,469)

Long-term portion of operating leases	$65,287

10.	Income Taxes:

The Company’s net deferred tax assets were
$
81.0

million as of September 30, 2019, as compared to a net deferred tax liabilities of $73.7 million at December 31, 2018. The increase in the net deferred tax assets of $154.7 million during the nine months ended September 30, 2019 was primarily related to the deferred tax benefit from the Company’s non-cash

goodwill impairment charge recorded during the nine months ended September 30, 2019.

11.	Common and Common Equivalent Shares:

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
The calculation of shares used in the basic and diluted net income per common share calculation for the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average number of common shares outstanding	82,441	90,984	83,846	92,239
Weighted average number of dilutive common share equivalents	—	375	—	521

Weighted average number of common and common equivalent shares outstanding (a)	82,441	91,359	84,846	92,760

Antidilutive securities not included in the diluted net income per common share calculation	962	214	796	202

(a)	Due to a loss for the three months and nine months ended September 30, 2019, no incremental shares are included because the effect would be antidilutive.

1 2 .	Stock Incentive Plans and Stock Purchase Plans:

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
Under the Amended and Restated 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards generally vest upon the satisfaction of specified performance-based conditions and service-based conditions. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the nine months ended September 30, 2019, the Company granted 1,112,773 shares of restricted stock to its employees and non-employee
directors under the Amended and Restated 2008 Incentive Plan. At September 30, 2019, the Company had 8.2 million shares available for future grants and awards under its Amended and Restated 2008 Incentive Plan.
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
Each of the ESPP and the SPP provide for the issuance of an aggregate of 2.6 million shares of the Company’s common stock less the number of shares of common stock purchased under the other plan. The Company recognizes stock-based compensation expense for the discount received by participating employees and non-employee
service providers. During the nine months ended September 30, 2019, 0.4 million shares in aggregate were issued under the ESPP and SPP. At September 30, 2019, the Company had approximately 1.2 million shares in aggregate reserved for issuance under the ESPP and SPP.
During the three and nine months ended September 30, 2019 and 2018, the Company recognized stock-based compensation expense of $8.0 million and $29.0 million, and $8.8 million and $28.8 million, respectively.

1
4

1 3 .	Common Stock Repurchase Programs:

In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Company’s equity compensation programs. The share repurchase program allows the Company to make open market purchases from time-to-time
based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. No shares were purchased under this program during the nine months ended September 30, 2019.
In August 2018, the Company announced that its Board of Directors had authorized the repurchase of up to $500.0 million of the Company’s common stock in addition to its existing share repurchase program, of which $250.0 million remained available for repurchase as of December 31, 2018. Under this program, during the nine months ended September 30, 2019, the Company repurchased approximately 5.1 million shares of its common stock for $144.9 million, inclusive of 83,341 shares withheld to satisfy minimum statutory withholding obligations of $2.1 million in connection with the vesting of restricted stock during the nine months ended September 30, 2019.
The Company intends to utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.
14.	Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its securities. The Company has not included an accrual for these matters as of September 30, 2019 in its Condensed Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.
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
15.	Subsequent Event:

On October 10, 2019, the Company entered into a securities purchase agreement with an affiliate of Frazier Healthcare Partners to divest of the Company’s management services organization, which operates as MedData. The transaction closed on October 31, 2019. Pursuant to the terms and conditions of the agreement, at the closing of the t
ransaction, the Company receive
d
a cash payment of $250.0 million, subject certain net working capital and similar adjustments, as well as contingent
economic

consideration in
an indirect holding
company of
the bu
yer
,
the
value of
which is
contingent on both short and long-term performance of MedData and the maximum amount payable in respect of which is $50.0 million. Upon completion of a valuation to determine the final net proceeds, the Company could record an additional gain or loss on disposal.
The
Company anticipates certain cash tax benefits from the
transaction
in the coming quarters. The Company expects to use net proceeds from the transaction for debt repayment, share repurchases and strategic acquisitions.

1
5

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
Divestiture of the Management Services Organization
On November 1, 2018, we announced the initiation of a process to potentially divest our management services service line, which operates as MedData, to allow us to focus on our core physician services business. We determined that the criterion to classify the management services service line as assets and liabilities held for sale within our consolidated balance sheets were met at March 31, 2019 and continue to be met at September 30, 2019. Accordingly, the assets and liabilities of the management services service line were classified as current assets and liabilities held for sale as of September 30, 2019. In addition, in accordance with the accounting guidance for discontinued operations, the expected divestiture of the management services service line was deemed to represent a fundamental strategic shift that will have a major effect on the Company’s operations, and accordingly, the operating results of the service line were reported as discontinued operations in the consolidated statements of income for the three and nine months ended September 30, 2019.
On October 10, 2019, we entered into a securities purchase agreement to divest of the management services organization. The transaction closed on October 31, 2019. Pursuant to the terms and conditions of the agreement, at the closing of the transaction, we received a cash payment of $250.0 million, subject certain net working capital and similar adjustments, as well as contingent economic consideration in an indirect holding company of the buyer, the value of which is contingent on both short and long-term performance of MedData and the maximum amount payable in respect of which is $50.0 million. We anticipate certain cash tax benefits from the transaction in the coming quarters. We expect to use net proceeds from the transaction for debt repayment, share repurchases and strategic acquisitions.
Reclassifications
Reclassifications have been made to certain prior period financial statements and footnote disclosures to conform to the current period presentation, specifically to reflect the impact of the management services organization being classified as assets held for sale and discontinued operations.
2019 Acquisition Activity
During the nine months ended September 30, 2019, we completed the acquisition of two neonatology physician group practices, two maternal-fetal medicine physician group practices and two other pediatric subspecialty physician practices. Based on our experience, we expect that we can improve the results of acquired physician practices through improved managed care contracting, improved collections, identification of growth initiatives and operating and cost savings based upon the significant infrastructure that we have developed.
Goodwill Impairment Charge
Goodwill is tested for impairment at a reporting unit level on at least an annual basis, in accordance with the subsequent measurement provisions of the accounting guidance for goodwill. Consistent with prior years, we performed our annual impairment test in the third quarter, specifically as of July 31, 2019. We used a combination of income and market-based valuation approaches to determine the fair value of our reporting units. Based on the analysis performed, we recorded a non-cash
impairment charge of $1.30 billion during the three months ended September 30, 2019, nearly all of which related to our anesthesiology reporting unit. Recognition of the non-cash
charge against goodwill

resulted in a tax benefit which generated an additional deferred tax asset of $147.2 million that increased the fair value of the reporting units. An incremental non-cash
charge is then required to reduce the reporting units to their previously determined fair value. Accordingly, we recorded the incremental non-cash
charge of $147.2 million for a total
non-cash
charge of $1.45 billion. The primary factors driving the
non-cash
impairment charge were (i) a change in management structure effective during the third quarter that resulted in the determination of reporting units at one level below our single operating segment of physician services, which is also our single reportable segment, (ii) the decrease in our share price used in the market capitalization reconciliation and (iii) changes in the assumptions used in the valuation analysis, specifically the discount rate used in the cash flow analysis which included a company specific-risk premium. Our goodwill balance at September 30, 2019 after the non-cash
impairment charge was $2.63 billion. We believe that the current assumptions and estimates used in our goodwill analysis are reasonable, supportable and appropriate. A 1% change in the discount rate used in the cash flow analysis would have impacted the non-cash
impairment charge in the range of $75.0 million to $90.0 million.
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
Senior Notes
In February 2019, we completed a private offering of $500.0 million aggregate principal amount of 6.25% senior unsecured notes due 2027 (the “Additional 2027 Notes”), which are treated as a single class together with the 6.25% senior unsecured notes due 2027 that we issued in November 2018 (“the Initial 2027 Notes” and, collectively with the Additional 2027 Notes, the “2027 Notes”). Our obligations under the 2027 Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee our credit agreement (the “Credit Agreement”). We used the net proceeds of approximately $491.7 million from the issuance of the Additional 2027 Notes to repay a portion of the indebtedness outstanding under our Credit Agreement. Interest on the 2027 Notes accrues at the rate of 6.25% per annum and is payable semi-annually in arrears on January 15 and July 15.
Common Stock Repurchase Programs
In July 2013, our Board of Directors authorized the repurchase of shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs. The share repurchase program allows us to make open market purchases from time-to-time
based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of our common stock to offset the dilutive impact from the issuance of shares, if any, related to our acquisition program. We did not repurchase any shares under this program during the nine months ended September 30, 2019.
In August 2018, we announced that our Board of Directors had authorized the repurchase of up to $500.0 million of shares of our common stock in addition to our existing share repurchase program, of which $250.0 million remained available as of December 31, 2018. Under this share repurchase program, during the nine months ended September 30, 2019, we repurchased approximately 5.1 million shares of our common stock for $144.9 million, inclusive of 83,341 shares withheld to satisfy minimum statutory withholding obligations of $2.1 million in connection with the vesting of restricted stock.
We may utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs.
General Economic Conditions and Other Factors
Our operations and performance depend significantly on economic conditions. During the three months ended September 30, 2019, the percentage of our patient service revenue being reimbursed under government-sponsored or funded healthcare programs (the “GHC Programs”) was slightly favorable as compared to the three months ended September 30, 2018. If, however, economic conditions in the United States deteriorate, we could experience shifts toward GHC Programs, and patient volumes could decline. Further, we could experience and have experienced shifts toward GHC Programs if changes occur in population demographics within geographic locations in which we provide services. We have also experienced, and could continue to experience, a shift toward GHC Programs, particularly in anesthesia care. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, due to the rising costs of managed care premiums and patient responsibility amounts, we may experience lower net revenue resulting from increased bad debt due to patients’ inability to pay for certain services.

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
The ACA remains subject to continuing legislative and administrative flux and uncertainty. In 2017, Congress unsuccessfully sought to replace substantial parts of the ACA with different mechanisms for facilitating insurance coverage in the commercial and Medicaid markets. Additionally, Centers for Medicare & Medicaid Services (“CMS”) has administratively revised a number of provisions and may seek to advance additional significant changes through regulation, guidance and enforcement in the future. At the end of 2017, Congress repealed part of the ACA that required most individuals to purchase and maintain health insurance or face a tax penalty. The 2018 mid-term
elections in November 2018 changed the balance of power in Congress and the results of the upcoming 2020 elections may change the direction of future health-related legislation. Several candidates for President have proposed legislation which would substantially modify the delivery of healthcare in the United States, including repealing the ACA and replacing all private insurance coverage with a government-sponsored plan such as Medicare.
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
More recently, Congress and President Trump have proposed bipartisan solutions to address this circumstance, either by working in tandem with, or in the absence of, applicable state laws. Several committees of jurisdiction in the U.S. House of Representatives and in the U.S. Senate have proposed solutions to address surprise medical bills, but it is unclear whether any of the proposed solutions will become law. In addition, state legislatures and regulatory bodies continue to address and modify existing laws on the same issue. Any state or federal legislation on the topic of surprise billing may have an unfavorable impact on out-of-network
reimbursement that we receive. In addition, legislative changes in this area may impact our ability to contract with private payors at favorable reimbursement rates or remain in contract with such payors.
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
Non-GAAP
Measures
In our analysis of our results of operations, we use certain non-GAAP
financial measures. Prior to January 1, 2019, we reported earnings before interest, taxes and depreciation and amortization (“EBITDA”). During 2019, we have incurred and anticipate we will continue to incur certain expenses related to transformational and restructuring related expenses that are expected to be project-based and periodic in nature. In addition, we have reported our management services as assets held for sale and discontinued operations beginning with the first quarter of 2019. Accordingly, beginning with the first quarter of 2019, we began reporting Adjusted EBITDA from continuing operations, defined as income (loss) from continuing operations before interest, taxes, depreciation and amortization, and transformational and restructuring related expenses. Adjusted earnings per common share (“Adjusted EPS”) from continuing operations has also been further adjusted for these items and beginning with the first quarter of 2019 consists of diluted income (loss) from continuing operations per common and common equivalent share adjusted for amortization expense, stock-based compensation expense and transformational and restructuring related expenses. Adjusted EPS from continuing operations is being further adjusted to reflect the impacts from discrete tax events. Adjusted EBITDA and Adjusted EPS have also been adjusted for the non-cash
goodwill impairment charge recorded during the third quarter of 2019. Historical periods do not include any material items that meet the current definition of transformational and restructuring related expenses or goodwill impairment, so although we are retrospectively presenting historical periods for the new definitions, we do not reflect any adjustments for these items.
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
For a reconciliation of each of Adjusted EBITDA from continuing operations and Adjusted EPS from continuing operations to the most directly comparable GAAP measures for the three and nine months ended September 30, 2019 and 2018, refer to the tables below (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Loss) income from continuing operations	$(1,260,246)	$62,167	$(1,183,077)	$196,949
Interest expense	29,901	21,788	91,704	63,341
Income tax (benefit) provision	(125,788)	23,550	(99,710)	74,752
Depreciation and amortization	19,608	22,205	59,450	62,399
Transformational and restructuring related expenses	19,992	—	51,018	—
Goodwill impairment	1,449,215	—	1,449,215	—

Adjusted EBITDA from continuing operations	$132,682	$129,710	$368,600	$397,441

	Three Months Ended September 30,
	2019		2018
Weighted average diluted shares outstanding	82,441		91,359
(Loss) income from continuing operations and diluted income from continuing operations per share	$(1,260,246)	$(15.29)	$62,167	$0.68
Adjustments (1) :
Amortization (net of tax of $3,283 and $3,951)	8,875	0.11	10,416	0.11
Stock-based compensation (net of tax of $2,180 and $2,403)	5,895	0.07	6,337	0.07
Transformational and restructuring related expenses (net of tax of $5,398)	14,595	0.18	—	—
Goodwill impairment (net of tax of $147,215)	1,302,000	15.79	—	—
Net impact from discrete tax events	4,367	0.05	—	—

Adjusted income and diluted EPS from continuing operations	$75,486	$0.91	$78,920	$0.86

(1)	Tax rates of 27.0% and 27.5% were used to calculate the tax effects of the adjustments for the three months ended September 30, 2019 and 2018, respectively. The tax rate used for the three months ended September 30, 2019 excludes the impact of discrete tax events.

	Nine Months Ended September 30,
	2019		2018
Weighted average diluted shares outstanding	83,846		92,760
(Loss) income from continuing operations and diluted income from continuing operations per share	$(1,183,077)	$(14.11)	$196,949	$2.13
Adjustments (1) :
Amortization (net of tax of $10,166 and $11,134)	27,251	0.32	29,354	0.32
Stock-based compensation (net of tax of $7,885 and $7,907)	21,140	0.25	20,846	0.22
Transformational and restructuring related expenses (net of tax of 13,860)	37,158	0.44	—	—
Goodwill impairment (net of tax of $147,215)	1,302,000	15.53	—	—
Net impact from discrete tax events	1,976	0.02	—	—

Adjusted income and diluted EPS from continuing operations	$206,448	$2.45	$247,149	$2.67

(1)	Tax rates of 27.2% and 27.5% were used to calculate the tax effects of the adjustments for the nine months ended September 30, 2019 and 2018, respectively. The tax rate used for the nine months ended September 30, 2019 excludes the impact of discrete tax events.

Results of Operations
Three Months Ended September 30, 2019 as Compared to Three Months Ended September 30, 2018
Our net revenue attributable to continuing operations was $888.7 million for the three months ended September 30, 2019, as compared to $848.8 million for the same period in 2018. The increase in revenue of $39.9 million, or 4.7%, was attributable to an increase in same-unit net revenue and revenue from acquisitions. Same units are those units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue grew by $34.8 million, or 4.2%. The increase in same-unit net revenue was comprised of a net increase of $26.6 million, or 3.2%, from patient service volumes and a net increase of $8.2 million, or 1.0%, related to net reimbursement-related factors. The increase in revenue from patient service volumes was related to increases across almost all our service lines driven by growth in anesthesiology, neonatology and other pediatric services, including newborn nursery, and radiology. The net increase in revenue related to net reimbursement-related factors was primarily due to modest increases from managed care contracting, an increase in administrative fees received from our hospital partners and an increase in revenue caused by the slight decrease in the percentage of our patients enrolled in GHC programs.
Practice salaries and benefits attributable to continuing operations increased $31.0 million, or 5.2%, to $630.3 million for the three months ended September 30, 2019, as compared to $599.3 million for the same period in 2018. This increase was primarily attributable to increased costs associated with physicians and other staff to support organic-growth initiatives and growth at our existing units as well as increases in malpractice expense due to unfavorable trends in claims experience. Of the $31.0 million increase, $15.3 million was related to salaries and $15.7 million was related to benefits and incentive compensation. We anticipate that we will continue to experience a higher rate of growth in clinician compensation expense at our existing units over historic averages, which could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our securities.

Practice supplies and other operating expenses attributable to continuing operations decreased $0.3 million, or 1.1%, to $26.9 million for the three months ended September 30, 2019, as compared to $27.2 million for the same period in 2018. The decrease was primarily attributable to decreases in practice supply, rent and other costs.
General and administrative expenses attributable to continuing operations primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day
operations of our physician practices and services. General and administrative expenses were $102.4 million for the three months ended September 30, 2019, as compared to $95.8 million for the same period in 2018. General and administrative expenses for the three months ended September 30, 2019 included the benefit from cost improvements as part of our shared services initiative that was offset by an increase in legal expenses for ongoing litigation matters. General and administrative expenses as a percentage of net revenue was 11.5% for the three months ended September 30, 2019, as compared to 11.3% for the same period in 2018.
Transformational and restructuring related expenses attributable to continuing operations were $20.0 million for the three months ended September 30, 2019, primarily related to external consulting costs for various process improvement and restructuring initiatives.
Goodwill impairment charge attributable to continuing operations was $1.45 billion for the three months ended September 30, 2019, nearly all of which related to our anesthesiology service line. See Note 6 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form
10-Q
for additional information.
Depreciation and amortization expense attributable to continuing operations decreased $2.6 million, or 11.7%, to $19.6 million for the three months ended September 30, 2019, as compared to $22.2 million for the same period in 2018, primarily related to a decrease in amortization expense underlying various finite lived intangible assets due to the expiration of amortization periods.
Loss from operations attributable to continuing operations was $1.36 billion for the three months ended September 30, 2019, as compared to income from operations attributable to continuing operations of $104.2 million for the same period in 2018. Our operating margin was (153.0)% for the three months ended September 30, 2019, as compared to 12.3% for the same period in 2018. The decrease in our operating margin was primarily due to the non-cash
goodwill impairment charge recorded during the three months ended September 30, 2019 as well as higher operating expense growth, including transformation and restructuring expenses, combined with lower revenue growth. Excluding the non-cash
goodwill impairment charge and the transformation and restructuring expenses, our income from operations attributable to continuing operations was $109.5 million, and our operating margin was 12.3%. We believe excluding the impacts from the non-cash
goodwill impairment charge and transformational and restructuring activity provides a more comparable view of our operating income and operating margin from continuing operations.
Net
non-operating
expenses attributable to continuing operations were $26.3 million for the three months ended September 30, 2019, as compared to $18.5 million for the same period in 2018. The net increase of $7.8 million, or 42.2%, was primarily related to an increase in interest expense related to a higher average interest rate on our outstanding debt, driven by the incremental senior notes issuances completed in late 2018 and early 2019.
Our effective income tax rate attributable to continuing operations was 9.1% and 27.5% for the three months ended September 30, 2019 and 2018, respectively. Excluding the income tax impacts from the non-cash
goodwill impairment charge and other discrete tax items, our effective income tax rate was 27.0% for the three months ended September 30, 2019. We believe excluding the impacts on our effective income tax rate related to the non-cash
impairment charge and other discrete tax items provides a more comparable view of our effective income tax rate.
Loss from continuing operations was $1.26 billion for the three months ended September 30, 2019, as compared to income from continuing operations of $62.2 million for the same period in 2018. Adjusted EBITDA from continuing operations was $132.7 million for the three months ended September 30, 2019, as compared to $129.7 million for the same period in 2018.
Diluted loss from continuing operations per common and common equivalent share was $15.29 on weighted average shares outstanding of 82.4 million for the three months ended September 30, 2019, as compared to diluted income from continuing operations of $0.68 on weighted average shares outstanding of 91.4 million for the same period in 2018. Adjusted EPS from continuing operations was $0.91 for the three months ended September 30, 2019, as compared to $0.86 for the same period in 2018. The decrease of 8.9 million in our weighted average shares outstanding is primarily due to the impact of shares repurchased under a 2018 accelerated share repurchase program and through open market repurchase activity in 2018 and 2019.
Income from discontinued operations was $4.3 million for the three months ended September 30, 2019, as compared to $3.4 million for the same period in 2018. Diluted income from discontinued operations per common and common equivalent share was $0.05 for the three months ended September 30, 2019, as compared to $0.04 for the same period in 2018.
Consolidated net loss was $1.26 billion for the three months ended September 30, 2019, as compared to consolidated net income of $65.6 million for the same period in 2018. Diluted net loss per common and common equivalent share was $15.24 for the three months ended September 30, 2019, as compared to diluted net income per common and common equivalent share of $0.72 for the same period in 2018.
Nine Months Ended September 30, 2019 as Compared to Nine Months Ended September 30, 2018
Our net revenue attributable to continuing operations was $2.61 billion for the nine months ended September 30, 2019, as compared to $2.57 billion for the same period in 2018. The increase in revenue of $41.8 million, or 1.6%, was attributable to an increase in same-unit net revenue and revenue from acquisitions, partially offset by a decline in revenue from the non-renewal
of certain contracts. Same units are those

units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue grew by $55.0 million, or 2.2%. The increase in same-unit net revenue was comprised of a net increase of $29.4 million, or 1.2%, from net reimbursement-related factors and a net increase of $25.6 million, or 1.0%, related to patient service volumes. The net increase in revenue related to net reimbursement-related factors was primarily due to favorable rate impacts from our radiology services, an increase in administrative fees received from our hospital partners and an increase in revenue caused by the slight decrease in the percentage of our patients enrolled in GHC programs. The increase in revenue from patient service volumes was primarily related to growth across almost all of our services, driven by growth in neonatology and other pediatric services, including newborn nursery, and anesthesiology services.
Practice salaries and benefits attributable to continuing operations increased $64.5 million, or 3.6%, to $1.86 billion for the nine months ended September 30, 2019, as compared to $1.80 billion for the same period in 2018. This increase was primarily attributable to increased costs associated with physicians and other staff to support organic-growth initiatives, acquisition-related growth and growth at our existing units, of which $30.0 million was related to salaries and $34.5 million was related to benefits and incentive compensation. We anticipate that we will continue to experience a higher rate of growth in clinician compensation expense at our existing units over historic averages, which could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our securities.
Practice supplies and other operating expenses attributable to continuing operations decreased $2.2 million, or 2.7%, to $80.8 million for the nine months ended September 30, 2019, as compared to $83.0 million for the same period in 2018. The decrease was primarily attributable to decreases in practice supply, rent and other costs.
General and administrative expenses attributable to continuing operations primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day
operations of our physician practices and services. General and administrative expenses were $307.7 million for the nine months ended September 30, 2019, as compared to $298.4 million for the same period in 2018. General and administrative expenses as a percentage of net revenue was 11.8% for the nine months ended September 30, 2019, as compared to 11.6% for the same period in 2018.
Transformational and restructuring related expenses attributable to continuing operations were $51.0 million for the nine months ended September 30, 2019 of which $33.2 million related to external consulting costs for various process improvement and restructuring initiatives and $17.8 million related to severance benefits for eliminated positions as well as costs associated with contract terminations.
Goodwill impairment charge attributable to continuing operations was $1.45 billion for the nine months ended September 30, 2019, nearly all of which related to our anesthesiology service line. See Note 6 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form
10-Q
for additional information.
Depreciation and amortization expense attributable to continuing operations decreased $2.9 million, or 4.7%, to $59.5 million for the nine months ended September 30, 2019, as compared to $62.4 million for the same period in 2018, primarily related to a decrease in amortization expense underlying various finite lived intangible assets due to the expiration of amortization periods.
Loss from operations attributable to continuing operations was $1.20 billion for the nine months ended September 30, 2019, as compared to income from operations attributable to continuing operations of $326.3 million for the same period in 2018. Our operating margin was (46.0)% for the nine months ended September 30, 2019, as compared to 12.7% for the same period in 2018. The decrease in our operating margin was primarily due to the non-cash
goodwill impairment charge recorded during the three months ended September 30, 2019 as well as higher operating expense growth, including transformation and restructuring expenses, combined with lower revenue growth. Excluding the non-cash
goodwill impairment charge and the transformation and restructuring expenses, our income from operations attributable to continuing operations was $299.4 million, and our operating margin was 11.5%. We believe excluding the impacts from the non-cash
goodwill impairment charge and transformational and restructuring activity provides a more comparable view of our operating income and operating margin from continuing operations.
Net
non-operating
expenses attributable to continuing operations were $82.0 million for the nine months ended September 30, 2019, as compared to $54.6 million for the same period in 2018. The net increase of $27.4 million, or 50.3%, was primarily related to an increase in interest expense related to a higher average interest rate on our outstanding debt, driven by the incremental senior notes issuances completed in late 2018 and early 2019 and the write off of approximately $1.5 million in deferred debt costs from the amendment of our Credit Agreement during the three months ended March 31, 2019.
Our effective income tax rate attributable to continuing operations was 7.8% and 27.5% for the nine months ended September 30, 2019 and 2018, respectively. Excluding the income tax impacts from the non-cash
goodwill impairment charge and other discrete tax items, our effective income tax rate was 27.2% for the nine months ended September 30, 2019. We believe excluding the impacts on our effective income tax rate related to the non-cash
impairment charge and other discrete tax items provides a more comparable view of our effective income tax rate.
Loss from continuing operations was $1.18 billion for the nine months ended September 30, 2019, as compared to income from continuing operations of $196.9 million for the same period in 2018. Adjusted EBITDA from continuing operations was $368.6 million for the nine months ended September 30, 2019, as compared to $397.4 million for the same period in 2018.
Diluted loss from continuing operations per common and common equivalent share was $14.11 on weighted average shares outstanding of 83.8 million for the nine months ended September 30, 2019, as compared to diluted income from continuing operations of $2.13 on weighted average shares outstanding of 92.8 million for the same period in 2018. Adjusted EPS from continuing operations was $2.45 for the nine months ended September 30, 2019, as compared to $2.67 for the same period in 2018. The decrease of 8.9 million in our weighted average shares outstanding is primarily due to the impact of shares repurchased under a 2018 accelerated share repurchase program and through open market repurchase activity in 2018 and 2019.

Loss from discontinued operations was $324.0 million for the nine months ended September 30, 2019, reflecting the loss on the initial classification as assets held for sale and an incremental impairment charge recorded during the nine months ended September 30, 2019, as compared to income from discontinued operations of $11.5 million for the same period in 2018. Diluted loss from discontinued operations per common and common equivalent share was $3.86 for the nine months ended September 30, 2019, as compared to diluted income from discontinued operations per common and common equivalent share of $0.12 for the same period in 2018.
Net loss was $1.51 billion for the nine months ended September 30, 2019, as compared to net income of $208.4 million for the same period in 2018. Diluted net loss per common and common equivalent share was $17.97 for the nine months ended September 30, 2019, as compared to diluted net income per common and common equivalent share of $2.25 for the same period in 2018.
Liquidity and Capital Resources
As of September 30, 2019, we had $28.9 million of cash and cash equivalents attributable to our continuing operations as compared to $25.5 million at December 31, 2018. Additionally, we had working capital attributable to our continuing operations of $172.5 million at September 30, 2019, an increase of $43.5 million from working capital of $129.0 million at December 31, 2018. The net increase in working capital is primarily due to net borrowings on our Credit Agreement and reclassification of investments to available for sale, partially offset by the use of funds for repurchases of our common stock.
Cash Flows from Continuing Operations
Cash provided by (used in) operating, investing and financing activities from continuing operations is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Operating activities	$210,846	$150,442
Investing activities	(43,876)	(34,463)
Financing activities	(183,571)	(140,272)

Operating Activities from Continuing Operations
During the nine months ended September 30, 2019, our net cash provided by operating activities for continuing operations was $210.8 million, compared to $150.4 million for the same period in 2018. The net increase in cash provided of $60.4 million was primarily due to an increase in cash flow from accounts payable and accrued expenses, income taxes payable and accounts receivable, partially offset by a decrease in cash flow from lower earnings.
During the nine months ended September 30, 2019, cash flow from accounts receivable for continuing operations was $12.0 million, as compared to cash used of $25.6 million for the same period in 2018. The increase in cash flow from accounts receivable for the nine months ended September 30, 2019 was primarily due to decreases in ending accounts receivable balances at existing units due to timing of cash collections.
Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO for continuing operations was 51.2 days at September 30, 2019 as compared to 52.5 days at December 31, 2018.
Investing Activities from Continuing Operations
During the nine months ended September 30, 2019, our net cash used in investing activities for continuing operations of $43.9 million included acquisition payments of $31.2 million and capital expenditures of $25.0 million, partially offset by net proceeds of $12.3 million related to the maturity and purchase of investments.
Financing Activities from Continuing Operations
During the nine months ended September 30, 2019, our net cash used in financing activities for continuing operations of $183.6 million consisted primarily of repurchases of $144.9 million of our common stock, partially offset by net borrowings on our Credit Agreement of $30.0 million.
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
At September 30, 2019, we had an outstanding principal balance of $209.8 million on our Credit Agreement. We also had outstanding letters of credit of $0.2 million which reduced the amount available on our Credit Agreement to $990.0 million at September 30, 2019.
In February 2019, we completed a private offering of Additional 2027 Notes. At September 30, 2019, the outstanding balance on the 2027 Notes was $1.0 billion. We also had an outstanding principal balance of $750.0 million on our 5.25% senior unsecured notes due 2023 (the “2023 Notes”). Our obligations under the 2023 Notes and the 2027 Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee our Credit Agreement. Interest on the 2023 Notes accrues at the rate of 5.25% per annum, or $39.4 million, and is payable semi-annually in arrears on June 1 and December 1. Interest on the 2027 Notes accrues at the rate of 6.25% per annum, or $62.5 million, and is payable semi-annually in arrears on January 15 and July 15.
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
At September 30, 2019, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under the Credit Agreement and the 2023 Notes and the 2027 Notes. We believe we will be in compliance with these covenants throughout 2019.
We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at September 30, 2019 was $266.6 million, of which $43.7 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet. In addition, there is a corresponding insurance receivable of $29.8 million recorded as a component of other assets for certain professional liability claims that are covered by insurance policies.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We intend to manage interest rate risk through the use of a combination of fixed rate and variable rate debt. We borrow under our Credit Agreement at various interest rate options based on the Alternate Base Rate or LIBOR rate depending on certain financial ratios. At September 30, 2019, the outstanding principal balance on our Credit Agreement was $209.8 million, and considering this outstanding balance, a 1% change in interest rates would result in an impact to income before income taxes of approximately $2.1 million per year.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.
Changes in Internal Controls Over Financial Reporting
No changes in our internal control over financial reporting occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
0:18-cv-61572-WPD)
that purports to state a claim for alleged violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule
10b-5
thereunder, based on statements made by the defendants primarily concerning our anesthesiology business. The complaint was seeking unspecified damages, interest, attorneys’ fees and other costs. We filed a motion to dismiss in April 2019, which was granted in October 2019; however, the plaintiff filed a second amended complaint on October 25, 2019. We continue to believe this lawsuit to be without merit and intend to vigorously defend against it. The lawsuit is in the early stages and, at this time, no assessment can be made as to its likely outcome or whether the outcome will be material to us.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2019, we repurchased 19,675 shares of our common stock that were withheld to satisfy minimum statutory withholding obligations in connection with the vesting of restricted stock.

Period	Total Number of Shares Repurchased (a)		Average Price Paid per Share	Total Number of Shares Purchased as part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Programs (a)
July 1 – July 31, 2019	—		$—	—	(a)
August 1 – August 31, 2019	—		—	—	(a)
September 1 – September 30, 2019	19,675	(b)	21.08	—	(a)

Total	19,675		$21.08	—	(a)

(a)	We have two active repurchase programs. Our July 2013 program allows us to repurchase shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs, which was estimated to be approximately 1.3 million shares for 2019. Our August 2018 repurchase program allowed us to repurchase up to an additional $500.0 million of shares of our common stock, of which we repurchased $392.8 million as of September 30, 2019.

(b)	Represents shares withheld to satisfy minimum statutory withholding obligations of $0.4 million in connection with the vesting of restricted stock.

The amount and timing of any future repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.
Item 5. Other Information
On October 10, 2019, we entered into a securities purchase agreement with an affiliate of Frazier Healthcare Partners to divest of our management services organization, which operates as MedData. The transaction closed on October 31, 2019. Pursuant to the terms and conditions of the agreement, at the closing of the transaction, we received a cash payment of $250.0 million, subject certain net working capital and similar adjustments, as well as contingent economic consideration in an indirect holding company of the buyer, the value of which is contingent on both short and long-term performance of MedData and the maximum amount payable in respect of which is $50.0 million. We anticipate certain cash tax benefits from the transaction in the coming quarters. We expect to use net proceeds from the transaction for debt repayment, share repurchases and strategic acquisitions.

Item 6. Exhibits

Exhibit No.	Description

10.1+	Second Amendment to Employment Agreement, dated July 1, 2019, by and between MEDNAX Services, Inc. and Roger J. Medel, M.D.

31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1+	Pro Forma Financial Statements with Respect to Disposition of MedData.

101.1+	Interactive Data File

101.INS+	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	XBRL Schema Document.

101.CAL+	XBRL Calculation Linkbase Document.

101.DEF+	XBRL Definition Linkbase Document.

101.LAB+	XBRL Label Linkbase Document.

101.PRE+	XBRL Presentation Linkbase Document.

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Filed herewith.

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDNAX, INC.

Date: November 1, 2019	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2019	By:	/s/ Stephen D. Farber
Stephen D. Farber
Chief Financial Officer
(Principal Financial Officer)

Date: November 1, 2019	By:	/s/ John C. Pepia
John C. Pepia
Chief Accounting Officer
(Principal Accounting Officer)