Form 10-K
period 2019-12-31
MEDNAX, INC.
filed 2020-02-20
CIK 893949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
12b-2
of the Exchange Act).    Yes
☐
    No  ☒
The aggregate market value of shares of Common Stock of the registrant held by non-affiliates
of the registrant on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,051,190,371 based on a $25.23 closing price per share as reported on the New York Stock Exchange composite transactions list on such date.
The number of shares of Common Stock of the registrant outstanding on February 14, 2020 was 84,277,494.
DOCUMENTS INCORPORATED BY REFERENCE:
The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, with respect to the 2020 Annual Meeting of Shareholders is incorporated by reference in Part III of this Form
10-K
to the extent stated herein. Except with respect to information specifically incorporated by reference in the Form
10-K,
each document incorporated by reference herein is deemed not to be filed as part hereof.

MEDNAX, INC.
ANNUAL REPORT ON FORM
10-K
For the Year Ended December 31, 2019

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

OVERVIEW
MEDNAX is a leading provider of physician services including newborn, anesthesia, maternal-fetal, radiology and teleradiology, pediatric cardiology and other pediatric subspecialty care. Our national network is comprised of affiliated physicians who provide clinical care in 39 states and Puerto Rico. At December 31, 2019, our national network comprised over 4,325 affiliated physicians, including 1,290 physicians who provide neonatal clinical care, primarily within hospital-based neonatal intensive care units (“NICUs”), to babies born prematurely or with medical complications. We have 1,300 affiliated physicians who provide anesthesia care to patients in connection with surgical and other procedures, as well as pain management. In addition, we have 400 affiliated physicians who provide maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network also includes other pediatric subspecialists, including 220 physicians providing pediatric intensive care, 105 physicians providing pediatric cardiology care, 150 physicians providing hospital-based pediatric care, 25 physicians providing pediatric surgical care, 10 physicians providing pediatric ear, nose and throat services, and five physicians providing pediatric ophthalmology services. We also provide radiology services including diagnostic imaging and interventional radiology through a network of over 810 affiliated radiologists. In addition to our national physician network, we provide services nationwide to healthcare facilities and physicians, including ours, through a consulting services company.
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
OUR PHYSICIAN SPECIALTIES AND SERVICES
The following discussion describes our physician specialties and the care that we provide:
Neonatal Care
We provide clinical care to babies born prematurely or with complications within specific units at hospitals, primarily NICUs, through our network of affiliated neonatal physician subspecialists (“neonatologists”), neonatal nurse practitioners and other pediatric clinicians who staff and manage clinical activities at over 375 NICUs in 36 states and Puerto Rico. Neonatologists are board-certified, or eligible-to-apply-for
-certification,
physicians who have extensive education and training for the care of babies born prematurely or with complications that require complex medical treatment. Neonatal nurse practitioners are registered nurses who have advanced training and education in assessing and treating the healthcare needs of newborns and infants as well as managing the needs of their families.
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
Anesthesia and Anesthesia Subspecialty Care
We provide anesthesia care at over 145 hospitals, 140 ambulatory surgery centers and office-based practices across 14 states. Following the “care team” model, our affiliated anesthesiologists work with both practice and hospital-employed certified registered nurse anesthetists (“CRNAs”), anesthesiologist assistants (“AAs”) and other clinicians to provide high quality, cost efficient and service-oriented anesthesia care to our patients. Our anesthesiologists are board-certified, or eligible-to-apply-for
-certification,
physicians who are responsible for administering anesthesia to relieve pain and for managing vital life functions during surgery, including breathing, heart rhythm and blood pressure.
As an integral part of the surgical team, our affiliated anesthesiologists support the surgeons by providing medical care before, during and after surgery so that surgeons may concentrate on the surgical procedure. Our affiliated anesthesiologists provide this care by evaluating the patient and consulting with the surgical team before surgery, providing pain control and support of life functions during surgery, supervising care after surgery by maintaining the patient in a comfortable state during recovery and discharging the patient from the post-anesthesia care unit. They also support other departments within the hospital such as labor and delivery, imaging and the hospital’s emergency room. In addition to board certification in anesthesiology, many of our affiliated anesthesiologists have completed fellowships in subspecialties such as obstetrical, critical care, cardiac and pediatric anesthesia.
Pain Management
We also provide acute and chronic pain management services in over 30 pain management centers through our network of affiliated physicians and physician assistants. Our affiliated physicians are board-certified in anesthesiology or neurology and board-certified, or eligible-to-apply-for
-certification,
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
eligible-to-apply-for
-certification,
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
Other Pediatric Subspecialty Care
Our network includes other pediatric subspecialists such as pediatric intensivists, pediatric hospitalists, pediatric surgeons, pediatric ophthalmologists and pediatric ear, nose and throat physicians. In addition, our affiliated physicians seek to provide support services in other areas of hospitals, particularly in the pediatric emergency room, labor and delivery area, and nursery and pediatric departments, where immediate accessibility to specialized care may be critical.
Pediatric Intensive Care
. Pediatric intensivists are hospital-based pediatricians with additional education and training in caring for critically ill or injured children and adolescents. Our affiliated physicians who provide this clinical care staff and manage pediatric intensive care units (“PICUs”) at over 65 hospitals.
Pediatric Hospitalists
. Pediatric hospitalists are hospital-based pediatricians specializing in inpatient care and management of acutely ill children. Our affiliated hospital-based physicians provide this inpatient pediatric and newborn care in PICUs, NICUs and pediatric emergency rooms at approximately 50 hospitals.
Pediatric Surgery
. Pediatric surgeons provide specialized care for patients ranging from newborns to adolescents, for all problems or conditions that require surgical intervention, and often have particular expertise in the areas of neonatal, prenatal, trauma, and pediatric oncology. Our affiliated physicians in this subspecialty include pediatric urologists, pediatric plastic and craniofacial surgeons and general and thoracic pediatric surgeons. Areas of particular expertise include management of neonatal and congenital anomalies, prenatal counseling, trauma management, pediatric oncology, gastrointestinal surgery, as well as common pediatric surgical conditions.
Pediatric Ear, Nose and Throat (“ENT”).
Pediatric ENT physicians treat conditions that affect a child’s ear, nose, throat and neck. Our affiliated physicians in this subspecialty provide all aspects of ear, nose and throat medical, audiology and surgical services, including ear tubes, tonsillectomies and sinus surgery.
Pediatric Ophthalmology.
Pediatric ophthalmologists focus on the development of the visual system and various diseases that disrupt visual development in children. Our affiliated physicians in this subspecialty specialize in retinopathy of prematurity screening and visual care consulting services.
Other Newborn and Pediatric Care
.
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
care.

Newborn Hearing Screening Program
.
Our affiliated physicians also oversee our newborn hearing screening program. Since we launched this program in 1994, we believe that we have become the largest provider of newborn hearing screening services in the United States. In 2019, we screened almost 900,000 babies for potential hearing loss at 465 hospitals across the nation. Over 40 states either require newborns to be screened for potential hearing loss before being discharged from the hospital or require that parents be offered the opportunity to submit their newborns to hearing screens. We contract or coordinate with hospitals to provide newborn hearing screening services.
Radiology and Teleradiology
Radiology.
We provide radiology services including diagnostic imaging, interventional radiology, women’s imaging, cardiac imaging and nuclear medicine, among others, through a network of over 390 affiliated physicians. We believe that we bring a unique value proposition to radiology physician groups, in that we can provide practice management support and a technology platform enabling radiology to be practiced at a national level, as well as teleradiology capabilities that can enhance their efficiency, provide subspecialty access and help them to grow strategically and remain competitive while meeting the demands of their hospital partners, third-party payors and regulatory bodies.
We continue to make progress in two programs that we launched in 2018: the MEDNAX Radiology Artificial Intelligence Incubator (“AI Incubator”) and the MEDNAX Radiology Centers of Excellence (“Centers of Excellence”). Our AI Incubator program brings together radiologists, a rich and diverse clinical dataset, and a growing ecosystem of partners to build future tools for radiology with the primary goal of improving patient care. Through a strong partnership between clinical and technical leadership as well as a key group of external partners with shared goals, the program aims to improve the overall quality of patient care by increasing radiologists’ accuracy and efficiency, ultimately impacting patient outcomes. The Centers of Excellence program is designed to provide added value to our hospital partners and patients alike, including continuous access to radiologist subspecialty expertise, world-class information technology and quality metrics for patient safety. Additionally, we continue to expand our cardiac imaging Centers of Excellence, which is based in Miami, Florida, throughout Florida and Texas.
Teleradiology.
Teleradiology represents a component of the broader radiology industry whereby radiographic images are transmitted from one location to another for interpretation. Through our vRad business, we provide teleradiology services to approximately 2,100 client hospitals, health systems and radiology groups across the country. With over 420 U.S. board-certified and board-eligible radiologists currently reading images in the network, the majority of whom are subspecialty trained, we are able to interpret approximately six million patient studies annually and process over 2.8 billion images on what we believe is the world’s largest and most advanced telemedicine platform, which is covered by 20 patents. This telemedicine platform enables referring physicians to quickly and securely pass patient imaging and information to radiologists, improving the speed, accuracy and cost of clinical diagnoses.
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
DEMAND FOR OUR SERVICES
Hospital-Based Care.
Hospitals generally must provide cost-effective, quality care in order to enhance their reputations within their communities and desirability to patients, referring and collaborating physicians and third-party payors. In an effort to improve outcomes and manage costs, hospitals typically employ or contract with physician specialists to provide specialized care in many hospital-based units or settings. Hospitals traditionally staff these units or settings through affiliations with local physician groups or independent practitioners. However, management of these units and settings presents significant operational challenges, including variable admissions rates, increased operating costs, complex reimbursement systems and other administrative burdens. As a result, some hospitals choose to contract with physician organizations that have the clinical quality initiatives, information and reimbursement systems and management expertise required to effectively and efficiently operate these units and settings in the current healthcare environment. With continuing shifts to value-based reimbursement models, we anticipate that hospitals will continue to seek out experienced organizations with documented success in improving quality indicators and reducing costs. Demand for hospital-based physician services, including neonatology and anesthesiology, is determined by a national market in which qualified physicians with advanced training compete for hospital contracts.
Neonatal Medicine
.
Of the approximately 3.8 million births in the United States annually, we estimate that
14%-15%
require NICU admission. Numerous institutions conduct research to identify potential causes of premature birth and medical complications that often require NICU admission. Some common contributing factors include the presence of hypertension or diabetes in the mother, lack of prenatal care, complications during pregnancy, drug and alcohol abuse and smoking or poor nutritional habits during pregnancy. Babies admitted to NICUs typically have an illness or condition that requires the care of a neonatologist. Babies who are born prematurely or have a low birth weight often require neonatal intensive care services because of an increased risk for medical complications. We believe obstetricians generally prefer to perform deliveries at hospitals that provide a full complement of labor and delivery services, including a NICU staffed by board-certified, or eligible-to-apply-for
-certification,
neonatologists. Because obstetrics is a significant source of hospital admissions, hospital administrators have responded to these demands by establishing NICUs and contracting with independent neonatology group practices, such as our affiliated professional contractors, to staff and manage these units. As a result, NICUs within the United States tend to be concentrated in hospitals with higher volumes of births. There are approximately 6,100 board-certified neonatologists in the United States.
Anesthesia Medicine.
An estimated 50 million inpatient procedures and 35 million ambulatory procedures are performed annually in the United States. Anesthesiologists generally provide or participate in the administration of anesthetics in these procedures. According to the U.S. Census Bureau, the U.S. population continues to expand and the fastest-growing segment of the population consists of individuals over the age of 65. The growth in population and, in particular the age 65 or greater segment, has resulted in an increase in demand for surgical services and a correlating increase in demand for anesthesia services. The growth of ambulatory surgical centers and expansion of office-based procedures has also contributed to the demand for anesthesia providers. There are approximately 54,000 board certified/eligible anesthesiologists in the United States.
Pain Management.
According to the American Academy of Pain Medicine, more than 75 million people suffer from pain and 15% of those who suffer from pain will consult with a pain specialist. As the population ages, we believe that the number of people suffering from acute or chronic pain will continue to increase. Lifestyle also plays an important part in the demand for pain management services. We believe that the combination of the growing population of people who suffer from pain, the lifestyle expectations of this population and the ability for patients to seek out a pain specialist without having to be referred by a physician will increase the demand for pain management services. Given the current opioid epidemic in the United States and the resulting increased scrutiny by federal and state regulators, we expect that primary care physicians and other non-pain
specialists may increase patient referrals to pain specialists to manage this challenging population.
Maternal-Fetal Medicine
.
Expectant mothers with pregnancy complications often seek or are referred by their obstetricians to maternal-fetal medicine subspecialists. These subspecialists provide inpatient and office-based care to women with conditions such as diabetes, heart disease, hypertension, multiple gestation, recurrent miscarriage, family history of genetic diseases, suspected fetal birth defects and other complications during their pregnancies. We believe that improved maternal-fetal care has a positive impact on neonatal outcomes. Data on neonatal outcomes demonstrates that, in general, the likelihood of mortality or an adverse condition or outcome (referred to as “morbidity”) is reduced the longer a baby remains in the womb. There are approximately 2,400 board-certified maternal-fetal medicine subspecialists in the United States.
Pediatric Cardiology Medicine
.
Pediatric cardiologists provide inpatient and office-based cardiology care of the fetus, infant, child, and adolescent with congenital heart defects and acquired heart disease, as well as providing care to adults with congenital heart defects. We estimate that approximately one in every 125 babies is born with some form of heart defect. With advancements in care, there are approximately 1.4 million adults in the United States today living with congenital heart disease. There are approximately 3,000 board-certified pediatric cardiologists in the United States.
Other Pediatric Subspecialty Medicine
.
Other areas of pediatric subspecialty medicine are closely associated with maternal-fetal-newborn medical care. For example, pediatric intensivists are subspecialists who care for critically ill or injured children and adolescents in PICUs. There are approximately 2,500 board-certified pediatric intensivists in the United States. As another example, pediatric hospitalists are pediatricians who provide care in many hospital areas, including labor and delivery and the newborn nursery. In addition, pediatric surgeons provide specialized care for patients ranging from newborns to adolescents, for all problems or conditions affecting children that require surgical intervention, and often have particular expertise in the areas of neonatal, prenatal, trauma, and pediatric oncology. There are approximately 1,000 board-certified pediatric surgeons in the United States.
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
Teleradiology and Telemedicine
.
Teleradiology is the transmission of radiographic images from one location to another for interpretation. Teleradiology represents a component of the broader radiology industry. Within this market, teleradiology is a fast-growing segment of the physician services sector. We believe that there are several factors prompting growth of the teleradiology model.
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
Build upon core competencies
.
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
Promote same-unit and organic growth
.
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
Additionally, with the goal of further expanding our organic growth strategy, our national sales team pursues opportunities across our service lines by employing a targeting strategy with a specific focus and prioritization. This sales team works with existing hospital and other healthcare partners and also focuses on building new relationships with hospitals and other service providers to which we do not currently provide services in order to offer clinical and other solutions and respond to requests for proposals. Our growth teams are managed under one collaborative group that addresses acquisition and organic growth opportunities with the shared goal of MEDNAX being viewed by hospitals and other partners as a multi-specialty health solutions partner across all of its service lines. The growth team partners with the operational leadership across each of our medical groups to execute our overall growth strategy.
•
Acquire physician practice groups.
We continue to seek to expand our operations by acquiring established physician practices in our core physician specialties and pursuing complementary pediatric subspecialty physician groups outside of our core specialties when appropriate. During 2019, we added nine physician group practices, including one radiology practice, two neonatology practices, two maternal-fetal medicine practices and four other pediatric subspecialty practices. We currently expect a modest level of acquisition activity during 2020 and currently intend to primarily focus that acquisition activity in our radiology, neonatology and other pediatric subspecialty service lines. However, our ability to consummate these acquisitions is subject to risks and uncertainties; see, for example, Item 1A. Risk Factors — “We may not find suitable acquisition candidates or successfully integrate our acquisitions. Our acquisitions may expose us to greater business risks and could affect our payor mix.”

•
Strengthen and broaden relationships with our partners
.
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

•
Focus on transformation and restructuring initiatives
. We have developed a number of strategic initiatives across our organization, in both our shared services functions and our operational infrastructure, with a goal of generating improvements in our general and administrative expenses and our operational infrastructure. We have broadly classified these workstreams in broad categories, consisting of practice operations, revenue cycle management, information technology and human resources. We have included the expenses, which in certain cases represent estimates, related to such activity on a separate line item in our consolidated statements of income beginning in 2019, and we expect these activities to continue through at least 2020. In our shared services departments, we are focused on improving processes, using our resources more efficiently and utilizing our scale more effectively to improve cost and service performance across our operations. Within our operational infrastructure, we have developed specific operational plans within each of our service lines and affiliated physician practices, with specific milestones and regular reporting, with the goal of generating long-term operational improvements and fostering even greater collaboration across our national medical group. We currently intend to make a series of information technology and other investments to improve processes and performance across our enterprise, using both internal and external resources. We believe these strategic initiatives, together with our continued plans to invest in focused, targeted and strategic organic and acquisitive growth, position us well to deliver a differentiated value proposition to our stakeholders while continuing to provide the highest quality care for our patients.

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
•
Clinical Research.
We conduct clinical research to discover ways to improve clinical care for our patients and share our discoveries throughout the medical community through submissions to peer-reviewed literature. To help facilitate and support research efforts, MEDNAX established a Research Advisory Committee (“RAC”). The goal of the RAC is to design, implement and maintain a program for clinical research oversight and support that enables our practices to conduct research that is safe, effective, financially viable and legally compliant, while optimizing research opportunities. The RAC’s multi-disciplinary approach involves the collaboration of both clinical and business professionals, including finance, legal and compliance, and has ultimately enhanced our research efforts and improved overall process flow. With participating clinicians located throughout the country, the RAC supports a comprehensive scope of research efforts, allowing for a more in-depth
look at our specialties. This nationwide perspective allows us to better anticipate future needs and opportunities.

•
Quality and Safety.
Through the leadership of our affiliated clinicians, we have cultivated a culture of continuous quality improvement and safety, which is the cornerstone of our success and helps us to fulfill our mission. Our team of clinical experts leads and provides oversight for several national quality and safety programs across various specialties and subspecialties.

•
Continuous Quality Improvement (“CQI”)
.
CQI initiatives are important for all of our physician specialties. As part of our dedication to improving quality across our affiliated practices, we provide our clinicians with the opportunity to collaborate and share best practices and facilitate access to valuable information, resources and professional development tools. From these collaborations, our affiliated physicians can identify areas for improvement, and then systematically monitor, study, learn, and implement change. There are several complex initiatives that are derived and based on our long-standing CQI efforts, such as our 100,000 Babies and 100,000 Women Campaigns, our value-based care initiatives, several clinical quality collaboratives, and our National High Reliability Organization (“HRO”) program. For anesthesia care, we have continued our Comprehensive Enhanced Recovery After Surgery program and continue to offer a Centers for Medicare and Medicaid Service (“CMS”) certified Qualified Clinical Data Registry (“QCDR”). We recently added a multidisciplinary Enhanced Recovery After Cesarean Surgery program and a Maternal Mortality Reduction program, both of which apply evidence-based practices, HRO concepts and Lean Six Sigma principles. Our quality metrics are analyzed to include standard clinical outcome reporting, trend analysis and threshold performance, all of which are provided to our individual physicians. The quality committees and medical directors of the practices manage quality improvement programs and drive best practices that are adapted to the needs of the local care setting.

•	Patient Safety Organization (“PSO”). We have a federally-listed PSO, the mission of which is to improve the quality and safety of care rendered by our clinical providers through the collection and analysis of quality data. As a federally-listed PSO, our mission to improve the safety of care rendered is supported by the dissemination of best practices information and implementation of patient safety programs. Both our anesthesiology HRO program and Women’s and Children’s HRO program aim to provide “Just Culture” training to our clinicians. The complex curriculum has been customized to meet our affiliated physician practices’ needs and is based on principles outlined by the Agency for Healthcare Research and Quality (“AHRQ”), Institute for Healthcare Improvement, National Patient Safety Foundation and Team STEPPS, the teamwork system developed by the AHRQ and the Department of Defense.

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

•
Innovation.
We believe collaborative innovation is a pathway towards excellence in research, education, quality and safety. Because of the critical role innovation plays, our team strives to integrate the latest technological advances, artificial or augmented intelligence, genetic discoveries and mobile applications into everyday care. Tele- and mobile health, virtual reality, next generation sequencing, point-of-care
diagnostics and advanced data analytics are currently shaping the future of medicine. Our team is actively engaged in designing projects that we believe will allow us to prevent disease, offer precision care and further optimize patient outcomes.

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
•
BabySteps
®
.
BabySteps is a clinical electronic documentation system used by our affiliated neonatal physicians and other clinicians to record clinical progress notes and certain laboratory and radiology reports and provides a decision tree to assist them in certain situations with the selection of appropriate billing codes. BabySteps is in the process of moving to a cloud-based application known as the

MEDNAX Clinical App (“MCA”). The NICU version will be referred to as “BabySteps 2.0,” but this advance provides an opportunity to expand use of the application to our other hospital-based specialties. MCA/BabySteps 2.0 is currently being piloted in certain locations with a plan to roll it out across additional NICUs in 2020. The plan for broader use across other hospital-based specialties is under development.

•
Clinical Data Warehouse.
BabySteps enables our affiliated practices to capture a consistent set of clinical information about the patients we treat. We de-identify
and transfer data from our electronic health records that reside in BabySteps to our “clinical data warehouse” that since inception has accumulated clinical information on more than 1.5 million patients and over 27 million patient days. With comprehensive reporting tools, our physicians are able to use this information to benchmark outcomes, enhance clinical decision-making and advance best practices at the bedside. Using a variety of clinical performance markers, our de-identified
data warehouse also helps us track medication and procedure interactions, link treatments to outcomes and identify opportunities to enhance patient outcomes. Our clinical data warehouse also helps us to identify which prospective clinical trials are most important and allows us to monitor the impact of our continuous quality improvement initiatives.

•
MEDNAX Qualified Clinical Data Registry (“QCDR”)
. MEDNAX QCDR is a quality metric acquisition and database that has been implemented in our anesthesiology, interventional pain and radiology physician practices. QCDR collects patient level data which is then stored, analyzed and reported to physicians and to CMS to address Merit-Based Incentive Payment System (“MIPS”) requirements within the CMS Quality Payment Program. Our affiliated clinicians use the data, along with evidence-based medicine, to develop and implement best practices and standard operating procedures, for educational programs and for providing quality metrics, all with the goal of improving outcomes and efficiency and ensuring patient satisfaction. CMS has certified the MEDNAX QCDR as an appropriate platform for reporting under MIPS, and CMS approved our self-nomination for the 2020 MIPS reporting year.

•
Nextgen
®
.
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
Charge Capture.
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

•	MEDNAX Learning Center ® . In addition to providing continuing education, our web-based education platforms also function as important educational adjuncts to our affiliated physician groups, providing

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
•
Unit Management
. A senior physician practicing medicine in each physician specialty or subspecialty practice that we manage acts as the medical director for that practice. Each medical director is responsible for the overall management of his or her practice, including staffing and scheduling, quality of care, professional discipline, utilization review, coordinating physician recruitment and monitoring of the financial success within the practice. Medical directors also serve as a liaison with hospital administration, other physicians and the community.

•
Staffing and Scheduling
. We assist with staffing and scheduling physicians and advanced practice nurses within the units and practices that we manage. For example, each NICU is staffed by at least one specialist on site or available on call. For our affiliated anesthesia physicians, CRNAs and AAs, we employ an operational system that assists with their staffing and scheduling. We are responsible for managing and coordinating the process for the salaries and benefits paid and provided to our affiliated physicians and practitioners. In addition, we employ, compensate and manage all non-medical
personnel for our affiliated physician groups.

•
Recruiting and Credentialing
. We have significant experience in locating, qualifying, recruiting and retaining experienced physicians. We maintain an extensive nationwide database of neonatologists, maternal-fetal medicine physicians, anesthesiologists and other pediatric subspecialty physicians and are working to develop such a database for radiologists. Our medical directors and physician leaders play a central role in the recruiting and interviewing process before candidates are introduced to other practice group physicians and hospital administrators. We verify the credentials, licenses and references of all prospective affiliated physician candidates. In addition to our database of physicians, we recruit nationally through trade advertising, referrals from our affiliated physicians and attendance at conferences.

•
Billing, Collection and Reimbursement
. We assume responsibility for assisting our affiliated physicians with contracting with third-party payors. We are responsible for billing, collection and reimbursement for services rendered by our affiliated physicians. In all instances, however, we do not assume responsibility for charges relating to services provided by hospitals or other physicians with whom we collaborate. Such charges are separately billed and collected by the hospitals or other physicians. We provide our affiliated physicians and other clinicians with a training curriculum that emphasizes detailed documentation of and compliant coding protocols for all procedures performed and services provided, and we provide comprehensive internal auditing processes, all of which are designed to achieve compliant coding, billing and collection of revenue for physician services. Generally, our billing and collection operations are conducted from our business offices located across the United States and in Puerto Rico, as well as our corporate offices.

•
Risk Management
.
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

•
Compliance
. We provide a multi-faceted compliance program that is designed to assist our affiliated practice groups in understanding and complying with the increasingly complex laws, rules and regulations that govern the provision of healthcare services.

•	Other Services . We also provide management information systems, facilities management, legal support, marketing support and other services to our affiliated physicians and affiliated practice groups.

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
Under our contracts with hospitals, we have the responsibility to manage, in many cases exclusively, the provision of physician services for hospital-based units, such as NICUs, and other hospital settings. We typically are responsible for billing patients and third-party payors for services rendered by our affiliated physicians separately from other related charges billed by the hospital or other physicians to the same payors. Some of our hospital contracts require hospitals to pay us administrative fees. Some contracts provide for fees if the hospital does not generate sufficient patient volume in order to guarantee that we receive a specified minimum revenue level. We also receive fees from hospitals for administrative services performed by our affiliated physicians providing medical director services at the hospital. Administrative fees accounted for 11% of our net revenue during 2019. Some of our contracts with hospitals require us to indemnify them and their affiliates for losses resulting from the negligence of our affiliated physicians. Our hospital contracts typically have terms of one to three years which can be terminated without cause by either party upon prior written notice, and renew automatically for additional terms of one to three years unless terminated early by any party. While we have in most cases been able to renew these arrangements, hospitals may cancel or not renew our arrangements, or reduce or eliminate our administrative fees in the future.
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
Medicaid programs, which are jointly funded by the federal government and state governments, pay for medical and health-related services for certain categories of individuals and families generally who have low incomes or disabilities. Medicaid programs can be either standard fee-for-service
payment programs or managed care programs in which states have contracted with health insurance companies to run local or state-wide health plans with features similar to health maintenance organizations. Our compensation rates under standard fee-for-service
Medicaid programs are established by state governments and are not negotiated. Although Medicaid rates vary across the states, these rates are generally much lower in comparison to private-sector health plan rates. Rates under Medicaid managed care programs typically are negotiated but are also generally much lower in comparison to private-sector health plan rates.
The Affordable Care Act (“ACA”) allows states to expand their Medicaid programs to enroll more individuals through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historical eligibility levels to 133% of the federal poverty level. As of December 31, 2019, 36 states and the District of Columbia have expanded Medicaid eligibility to cover this additional low income patient population (including states that have adopted but not yet implemented expansion and those that are using an alternative approach to eligibility expansion) and other states are considering such expansion. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household income is at or below 133% of the federal poverty level, and some states offer expanded coverage, with state eligibility thresholds that may range from 133% to 400% of the federal poverty level based on a combination of federal mandates and voluntary state expansions. In light of changes to the ACA, some of these states may eliminate, reduce or otherwise modify expanded enrollment eligibility.
See Item 1A. Risk Factors — “State budgetary constraints and the uncertainty over the future Medicaid expansion could have an adverse effect on our reimbursement from Medicaid programs” and “The ACA and potential changes to it may have a significant effect on our business.”

Medicare is a health insurance program primarily for individuals 65 years of age and older, younger individuals with certain disabilities and individuals with end-stage
renal disease. The program is available without regard to income or assets (with means-tested premiums for beneficiaries with relatively high incomes) and offers beneficiaries different ways to obtain their medical benefits. The most common option selected today by Medicare beneficiaries is the traditional fee-for-service
payment system. The other options include managed care, preferred provider organizations, private fee-for-service
and specialty plans. Medicare compensation rates are generally much lower in comparison to private-sector health plans. In 2019, the majority of the 64 million people on Medicare were covered by traditional fee-for-service
Medicare, but approximately
one-third
were enrolled in Medicare Advantage plans. Enrollment in Medicare Advantage has been increasingly annually over the past decade and is projected to continue such growth. Because we provide services to a wide array of patients, including Medicare beneficiaries, a portion of our patients’ services are reimbursed by Medicare.
In order to participate in government programs, we and our affiliated practices must comply with stringent and often complex standards, including enrollment and reimbursement requirements. Different states also impose varying standards for their Medicaid programs. See “Government Regulation—Government Regulatory Requirements.”
We also receive compensation pursuant to contracts with commercial payors that offer a wide variety of health insurance products, such as health maintenance organizations, preferred provider organizations and exclusive provider organizations that are subject to various state laws and regulations, as well as employer-sponsored coverage subject to federal Employee Retirement Income Security Act (“ERISA”) requirements. We seek to secure mutually agreeable contracts with payors that enable our affiliated physicians to be listed as in-network
participants within the payors’ provider networks. We generally contract with commercial payors through our affiliated professional contractors. Subject to applicable laws, rules and regulations, the terms, conditions and compensation rates of our contracts with commercial third-party payors are negotiated and often vary across markets and among payors. In some cases, we contract with organizations that establish and maintain provider networks and then rent or lease such networks to the actual payor. Our contracts with commercial payors typically provide for discounted fee-for-service
arrangements. Our contracts with commercial payors typically also grant each party the right to terminate the contracts without cause upon prior written notice and various notice periods. Recently, UnitedHealthcare, one of the country’s largest commercial payors, unilaterally terminated multiple contracts of our affiliated practices across four states, and covering all services that our affiliated physicians provide in those states, including anesthesia, neonatology, and maternal-fetal medicine.
If we do not have a contractual relationship with a health insurance payor, we generally bill the payor our full billed charges. If payment is less than billed charges, we bill the balance to the patient, subject to federal and state laws regulating such billing, which Congress or states may continue to enact. See Item 1A. Risk Factors – “Congress or states may enact laws restricting the amount out-of-network
providers of services can charge and recover for such services.” In addition, these contracts generally give commercial payors the right to audit our billings and related reimbursements for professional and other services provided by or through our affiliated physicians.
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
GOVERNMENT REGULATION
The healthcare industry is governed by a framework of federal and state laws, rules and regulations that are extensive and complex and for which, in many cases, the industry has the benefit of only limited judicial and regulatory interpretation. The resources and costs required to comply with these laws, rules and regulations are high. If we or one of our affiliated practice groups or service businesses is found to have violated these laws, rules or regulations, our business, financial condition and results of operations could be materially, adversely affected. The ACA made numerous changes that have reshaped the United States healthcare delivery system. Further healthcare reform, including potential repeal of or changes to the ACA, continues to attract significant legislative and administrative interest, legal challenges, regulatory and compliance requirements, new approaches and public attention that create uncertainty and the potential for additional changes. Healthcare reform implementation, additional legislation or regulations, and other changes in government policy or regulation may affect our reimbursement, restrict our existing operations, limit the expansion of our business or impose additional compliance requirements and costs, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. See Item 1A. Risk Factors — “The ACA and potential changes to it may have a significant effect on our business.” Additional changes at the state level, including changes in Medicaid Program administration, eligibility and coverage, as well as changes in the regulatory framework governing the provision of telemedicine services, and other legal developments, could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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
Fraud and Abuse Provisions
Existing federal laws, as well as similar state laws, governing Medicare, Medicaid, other GHC Programs and other non-governmental
arrangements and interactions, impose a variety of fraud and abuse prohibitions on healthcare companies like us. These laws are interpreted broadly and enforced aggressively by multiple government agencies, including the Office of Inspector General of the Department of Health and Human Services (“OIG”), the Department of Justice (“DOJ”), CMS, and various state agencies.
Federal and state fraud and abuse laws apply to and affect our financial relationships and other ordinary and common business interactions with hospitals, referring physicians and other healthcare entities. In particular, the federal anti-kickback statute makes it a crime to knowingly and willfully solicit, receive, offer, or pay any remuneration, in cash or in kind, in return for either referring items or services for which payment may be made in whole or in part by a GHC Program or purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or ordering of any service or item for which payment may be made in whole or in part by a GHC Program. In addition, the federal physician self-referral law, commonly known as the “Stark Law,” is a strict liability statute that prohibits a physician from making a referral to an entity for certain “designated health services” payable by Medicare if the physician, or an immediate family member of the physician, has a financial relationship with that entity, unless an exception applies. The entity is further prohibited from billing the Medicare program for designated health services furnished pursuant to a prohibited referral. Further, the Stark Law, through the addition of section 1903(s) to the Social Security Act, prohibits the federal government from making federal financial participation payments to state Medicaid programs for designated health services furnished as a result of a referral that would violate the Stark Law if Medicare “covered the service to the same extent and under the same conditions” as the state Medicaid Program. The DOJ and several state agencies have successfully argued that Section 1903(s) expands the Stark Law to Medicaid-covered claims, even absent a separate state self-referral law prohibiting the same conduct. These laws have been broadly interpreted by federal courts and agencies, and potentially subject many healthcare business arrangements to government investigation, enforcement and prosecution, which can be costly and time consuming. Additionally, many of the states in which we operate also have similar anti-kickback and self-referral laws that apply to our government and non-government
business, including in some cases, to patient
self-pay
services.
Violations of these laws are punishable by substantial penalties and other remedies, including monetary fines, civil penalties, administrative remedies, criminal sanctions (in the case of the federal anti-kickback statute and certain state anti-kickback laws), exclusion from participation in GHC Programs and forfeiture of amounts collected in violation of such laws. The government may also assert that a claim to a GHC Program for covered items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (“FCA”).
There are a variety of other types of federal and state fraud and abuse laws, including laws authorizing the imposition of criminal, civil and administrative penalties for submitting false or fraudulent claims for reimbursement to GHC Programs. These laws include the federal civil FCA, which prohibits knowingly presenting, or causing to be presented, false claims to GHC Programs, including Medicare, Medicaid, TRICARE (the program for military dependents and retirees), the Federal Employees Health Benefits Program, and insurance plans purchased through the ACA insurance exchanges where payments include federal funds. The FCA also makes the knowing retention of an identified overpayment from a GHC Program a separate basis for FCA liability. Substantial civil fines and treble damages, along with other remedies, including exclusion from GHC Programs, can be imposed for violating the FCA. Furthermore, the FCA does not require that the individual or company that presented or caused to be presented an allegedly false claim have actual knowledge of its falsity. The statute applies where the individual or company acted in “reckless disregard” or in “deliberate ignorance” of the truth or falsity of the claim. The FCA includes “whistleblower” provisions that permit private citizens to sue a claimant on behalf of the government and share in the amounts recovered under the law. In recent years, many cases have been brought against healthcare companies by the government and by “whistleblowers,” which have resulted in judgments and settlements involving substantial payments to the government by the companies involved. The cost to defend against allegations, even when the government declines to intervene, can be substantial.
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
non-governmental
payors.

Although we intend to conduct our business in compliance with all applicable federal and state fraud and abuse laws, many of the laws, rules and regulations applicable to us, including those relating to billing and those relating to financial relationships with physicians and hospitals, are broadly worded and may be interpreted or applied by prosecutorial, regulatory or judicial authorities in ways that we cannot predict. Accordingly, we cannot assure you that our arrangements or business practices will not be subject to government scrutiny or be alleged or found to violate applicable fraud and abuse laws. If there is a determination by government authorities that we have not complied with any of these laws, rules and regulations, our business, financial condition and results of operations could be materially, adversely affected. See “Government Investigations.” Additionally, federal and state fraud and abuse laws, rules and regulations are not static and amendments, clarifications, revisions, or other modifications to these laws may occur from time to time. For instance, on October 9, 2019, both CMS and the OIG proposed substantial modifications to the anti-kickback statute, Civil Monetary Penalty Law, and the Stark Law regulations to foster arrangements that would promote care coordination, advance the delivery of value-based care, and protect consumers from harms caused by fraud and abuse. Changes reflected in OIG and CMS’s final rules may affect our operations and require us to modify certain arrangements, transactions, or other financial relationships, when finalized.
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
In addition, GHC Programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, manual guidance, requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments, as well as affect the cost of providing services and the timing of payments to providers. Moreover, because GHC Programs generally provide for reimbursement on a fee-schedule,
per-service
or
per-discharge
basis rather than on a charge-related basis, we generally cannot increase our revenue through increases in the amount we charge for our services. To the extent our costs increase, we may not be able to recover our increased costs from these programs, and cost containment measures and market changes in non-governmental
insurance plans have generally restricted our ability to recover or shift these increased costs to non-governmental
payors. In addition, the health care industry is increasing the use of value-based reimbursement methodologies and accordingly, our reimbursement may be dependent upon our ability to achieve quality targets that change year over year. See Item 1A. Risk Factors – “The ACA and potential changes to it may have a significant effect on our business.” In attempts to limit federal and state spending, there have been, and we expect that there will continue to be, a number of proposals to limit or reduce Medicare and Medicaid reimbursement for various services. Our business may be significantly and adversely affected by any such changes in reimbursement policies and other legislative initiatives aimed at reducing healthcare costs associated with Medicare, Medicaid and other GHC Programs.
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
HIPAA and Other Privacy, Security and Breach Notification Laws
Numerous federal and state laws, rules and regulations govern the collection, dissemination, use, privacy, security and confidentiality of personal information. For example, the federal Health Insurance Portability and Accountability Act of 1996, as amended, and its implementing regulations (collectively, “HIPAA”) impose requirements to protect the privacy and security of protected health information (“PHI”) and to provide notification in the event of a breach of PHI. Violations of HIPAA are punishable by civil money penalties and, in some cases, criminal penalties and imprisonment. The U.S. Department of Health and Human Services (“HHS”) Office for Civil Rights (“OCR”), which is responsible for enforcing HIPAA, also may enter into resolution agreements requiring the payment of a civil money penalty and/or the establishment of a corrective action plan to address violations of HIPAA. OCR may also take other actions short of requiring payment of a civil money penalty or a corrective action plan, such as providing technical assistance on compliance with particular provisions of HIPAA. As part of our business operations, including in connection with medical record keeping, third-party billing, research and other services, we and our affiliated physician practices collect and maintain PHI regarding patients, which subjects us to compliance with HIPAA requirements.
Pursuant to HIPAA, HHS has adopted privacy regulations, known as the privacy rule, to govern the use and disclosure of PHI (the “Privacy Rule”). The Privacy Rule applies to “Covered Entities,” which are health plans, health care clearinghouses, and health care providers that engage in standardized transactions under HIPAA, and, as discussed further below, “Business Associates,” which are entities that perform functions or services for or on behalf of Covered Entities that involve the use or disclosure of PHI. The term “Business Associate” also includes “Subcontractors,” which means any entity to whom a Business Associate delegates any function, activity or service, other than in the capacity of a member of the Business Associate’s workforce. PHI is broadly defined as any individually identifiable health information transmitted or maintained in any form, including electronic, paper or oral. As a general rule, a Covered Entity or Business Associate may not use or disclose PHI except as permitted under the Privacy Rule. We have implemented privacy policies and procedures, including training programs, and signed Business Associate Agreements, designed to comply with the requirements set forth in the Privacy Rule, as amended to reflect changes required by HITECH, as discussed further below.
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
HIPAA establishes a federal “floor” with respect to privacy, security, and breach notification requirements and does not supersede any state laws insofar as they are broader or more stringent than HIPAA. Numerous state and certain other federal laws protect the confidentiality of health information and other personal information, including but not limited to state medical privacy laws, state laws protecting personal information, state data breach notification laws, state genetic privacy laws, human subjects research laws and federal and state consumer protection laws. These additional federal and state privacy and security-related laws may be more restrictive than HIPAA and could impose additional penalties. For example, the Federal Trade Commission uses its consumer protection authority under Section 5 of the Federal Trade Act to initiate enforcement actions in response to alleged privacy violations and data breaches. California recently enacted the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Legislators have stated that they intend to propose amendments to the CCPA and the California Attorney General will issue clarifying regulations. It remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. In addition to California, other states have strengthened their data security laws and others are indicated their intention to do so as well. In addition, industry groups such as the payment card industry have developed self-regulatory guidelines for privacy and data security that are more stringent than HIPAA. In order to accept payments from payment cards, merchants must use payment card processing applications that have been validated under the Payment Application Data Security Standard
(“PA-DSS”),
and complete a self-assessment questionnaire that complies with the Payment Card Industry Data Security Standard
(“PCI-DSS”).
Failure to comply with
PA-DSS
and
PCI-DSS
may result in fines and penalties imposed by payment card brands, and/or termination of the merchant’s relationship with the bank it relies on to process payment card payments.
These requirements are also subject to change. Compliance with new privacy, security, and breach notification laws, regulations, requirements and self-regulatory guidelines may result in increased operating costs, and may constrain or require us to alter our business model or operations. For example, changes to HIPAA promulgated pursuant to HITECH further restricted our ability to collect, disclose and use PHI and imposed additional compliance requirements on us.
Although we currently maintain liability insurance coverage intended to cover cyber liability and certain other privacy and security breach-related claims, we cannot ensure that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us in the future where the outcomes of such claims are unfavorable to us. Liabilities in excess of our insurance coverage, including coverage for cyber liability and certain other privacy and security breach-related claims, could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.
HIPAA Transaction Requirements
In addition to privacy, security, and breach notifications requirements, HIPAA establishes uniform electronic data transmission standards that all healthcare providers must use for electronic healthcare transactions. For example, claims for reimbursement that are transmitted electronically to third-party payors must comply with specific formatting standards, and these standards apply whether the payor is a government or a private entity. We report medical diagnoses under International Classification of Diseases, 10 th
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
Environmental Regulations
Our healthcare operations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. Our office-based operations are subject to compliance with various other environmental laws, rules and regulations. Such compliance does not, and we anticipate that such compliance will not, materially affect our capital expenditures, financial position or results of operations. Some states, such as Florida, require us to be licensed by the state in order to dispose biomedical waste.
Compliance Program
We maintain a compliance program that includes the OIG’s seven established elements of an effective program and reflects our commitment to complying with all laws, rules and regulations applicable to our business and that meets our ethical obligations in conducting our business (the “Compliance Program”). We believe our Compliance Program provides a solid framework to meet this commitment and our obligations as a provider of healthcare services, including:
•	a Chief Compliance Officer who reports to the Board of Directors on a regular basis;
•	a Compliance Committee consisting of our senior executives;
•	a formal internal audit function, including a Senior Director of Internal Audit who reports to the Audit Committee on a regular basis;
•	our Code of Conduct , which is applicable to our employees, independent contractors, officers and directors;
•	our Code of Professional Conduct – Finance , which is applicable to our finance personnel, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer;
•	a disclosure program that includes a mechanism to enable individuals to disclose on a confidential or anonymous basis to the Chief Compliance Officer or any person who is not in the disclosing individual’s chain of command, issues or questions believed by the individual to be a potential violation of criminal, civil, or administrative laws or of company policies or procedures;
•	an organizational structure designed to integrate our compliance objectives into our corporate offices, regions and practices; and
•	education, monitoring and corrective action programs designed to establish methods to promote the understanding of our Compliance Program and adherence to its requirements.
The foundation of our Compliance Program is our
Code of Conduct
, which is intended to be a comprehensive statement of the ethical and legal standards governing the daily activities of our employees, affiliated professionals, independent contractors, officers and directors. All of our personnel are required to abide by, and are given thorough education regarding, our
Code of Conduct
. In addition, all employees and affiliated professionals are expected to report incidents that they believe in good faith may be in violation of our
Code of Conduct
. We maintain a toll-free helpline to permit individuals to report compliance concerns on an anonymous basis and obtain answers to questions about our
Code of Conduct
. Our Compliance Program, including our
Code

of Conduct
, is administered by our Chief Compliance Officer with oversight by our Chief Executive Officer, Compliance Committee and Board of Directors. Copies of our
Code of Conduct
and our
Code of Professional Conduct – Finance
are available on our website,
www.mednax.com
. Our internet website and the information contained therein or connected thereto are not incorporated into or deemed a part of this Form
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
0:18-cv-61572-WPD)
that purports to state a claim for alleged violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule
10b-5
thereunder, based on statements made by the defendants primarily concerning our anesthesiology business. The complaint was seeking unspecified damages, interest, attorneys’ fees and other costs. We filed a motion to dismiss in April 2019, which was granted in October 2019; however, the plaintiff filed a second amended complaint on October 25, 2019. On November 25, 2019, we filed a motion to dismiss the second amended complaint, and on February 7, 2020 a final order granting our motion to dismiss the second amended complaint with prejudice was issued.
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
EMPLOYEES AND PROFESSIONALS UNDER CONTRACT
In addition to the 4,325 practicing physicians affiliated with us as of December 31, 2019, we employed or contracted with approximately 4,315 other clinical professionals and approximately 5,165 other full-time and part-time employees.
GEOGRAPHIC COVERAGE
We provide physician services across all 50 states, the District of Columbia and Puerto Rico. In addition, through our complementary service business, we provide consulting services to healthcare facilities and physicians nationwide. During 2019, approximately 52% of our net revenue was generated by operations in our five largest states. Our operations in Texas accounted for approximately 20% of our net revenue for the same period. Although we continue to seek to diversify the geographic scope of our operations, primarily through acquisitions of physician group practices, we may not be able to implement successfully or realize the expected benefits of any of these initiatives. Adverse changes or conditions affecting states in which our operations are concentrated, such as healthcare reforms, changes in laws, rules and regulations, reduced Medicare or Medicaid reimbursements, an increase in the income level required to qualify for government healthcare programs or government investigations, may have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.
SERVICE MARKS
We have registered with the United States Patent and Trademark Office the service marks “MEDNAX National Medical Group and Design,” “Pediatrix Medical Group and Design,” “Obstetrix Medical Group and Design,” “American Anesthesiology and Design,” “BabySteps,” the “Baby Design,” “iNewborn,” “NEO Conference and Design,” and “vRad,” among others.

AVAILABLE INFORMATION
Our annual proxy statements, annual reports on Form
10-K,
quarterly reports on Form
10-Q,
current reports on Form
8-K
and amendments to those statements and reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge and may be printed out through our internet website,
www.mednax.com
, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our proxy statements and reports may also be obtained directly from the SEC’s Internet website at
www.sec.gov
. Our internet website and the information contained therein or connected thereto are not incorporated into or deemed a part of this Form
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
Our operations and performance depend significantly on economic conditions. During the year ended December 31, 2019, the percentage of our patient service revenue being reimbursed under GHC Programs remained relatively consistent as compared to the year ended December 31, 2018. If, however, economic conditions in the United States deteriorate, we could experience shifts toward GHC Programs, and patient volumes could decline. Further, we could experience and have experienced shifts toward GHC Programs if changes occur in population demographics within geographic locations in which we provide services. Adverse economic conditions could also lead to additional increases in the number of unemployed and under-employed workers and a decline in the number of private employers that offer healthcare insurance coverage to their employees. Employers that do offer healthcare coverage may increase the required contributions from employees to pay for their coverage and increase patient responsibility amounts. In addition, certain private payors’ poor experience with the healthcare insurance exchanges and uncertainty around the future of the ACA and healthcare insurance exchanges may result in those payors exiting the healthcare insurance exchange marketplaces or the cessation of the healthcare insurance exchanges. As a consequence, the number of patients who participate in GHC Programs or who are uninsured or underinsured could increase. Payments received from GHC Programs are substantially less than payments received from private healthcare insurance programs (managed care and other third-party payors). Payments under policies issued through the healthcare insurance exchanges may be less than payments from private healthcare insurance programs and in some cases, patients’ responsibility for costs related to healthcare plans obtained through the healthcare insurance exchanges may be high and could increase in the future, and we may experience increased bad debt due to patients’ inability to pay for certain services. A payor mix shift from private healthcare insurance programs to GHC Programs or to healthcare insurance exchanges may result and has resulted in an increase in our estimated provision for contractual adjustments and uncollectibles and a corresponding decrease in our net revenue, as well as a significant reduction in our average reimbursement rates. While we have developed a number of strategic initiatives across our organization, in both our shared services functions and our operational infrastructure, to address some of the effects of changes in economic conditions, there is no assurance that these initiatives will be successful in generating improvements in our general and administrative expenses and our operational infrastructure. If these initiatives are unsuccessful, it could have a material adverse effect on our financial condition, results of operations, cash flows and the trading price of our securities.
The ACA and potential changes to it may have a significant effect on our business.
The ACA contains a number of provisions that have affected us and may continue to affect us over the next several years. These provisions include the establishment of health insurance exchanges to facilitate the purchase of qualified health plans, expanded Medicaid eligibility, subsidized insurance premiums and additional requirements and incentives for businesses to provide healthcare benefits. Moreover, we could be affected by potential changes to various aspects of the ACA, including changes to subsidies, healthcare insurance marketplaces and Medicaid expansion.
The ACA remains subject to continuing legislative and administrative flux and uncertainty. In 2017, Congress unsuccessfully sought to replace substantial parts of the ACA with different mechanisms for facilitating insurance coverage in the commercial and Medicaid markets. Congress may again attempt to enact material changes to the ACA in the future. Additionally, CMS has administratively revised a number of provisions and may seek to advance additional significant changes through regulation, guidance and enforcement in the future.

At the end of 2017, Congress repealed the part of the ACA that required most individuals to purchase and maintain health insurance or face a tax penalty, known as the individual mandate. In light of these changes, in December 2018, a federal district court in Texas declared that key portions of the ACA were inconsistent with the United States Constitution and that the entire ACA is invalid as a result. Several states appealed this decision, and in December 2019, a federal Court of Appeals upheld the district court’s conclusion that part of the ACA is unconstitutional, but remanded for further evaluation whether in light of this defect the entire ACA must be invalidated. These legal proceedings are likely to continue for several years, and the fate of the ACA will be unresolved and uncertain during this period. Actions by the Court of Appeals or eventually the Supreme Court of the United States could invalidate portions or all of the ACA. Changes resulting from these proceedings could have a material impact on our business. In the meantime, it also is possible that as a result of these actions, enrollment in healthcare exchanges could decline.
In 2020, there will be federal and state elections that could affect which persons and parties occupy the Office of the President of the United States, control one or both chambers of Congress and many states’ governors and legislatures. Many candidates running for President of the United States are proposing sweeping changes to the U.S. healthcare system, including expanding government-funded health insurance options and replacing current healthcare financing mechanisms with systems that would be entirely administered by the federal government. Any legislative or administrative change to the current healthcare financing system could have a material adverse effect on our financial condition, results of operations, cash flows and the trading price of our securities.
If the ACA is repealed or further substantially modified by judicial, legislative or administrative action, or if implementation of certain aspects of the ACA are diluted or delayed, such repeal, modification or delay may impact our business, financial condition, results of operations, cash flows and the trading price of our securities. We are unable to predict the impact of any repeal, modification or delay in the implementation of the ACA, including the repeal of the individual mandate, on us at this time.
In addition to the potential impacts to the ACA, there could be changes to other GHC Programs, such as a change to the structure of Medicaid. Congress and the Administration have sought to convert Medicaid into a block grant or to institute per capita spending caps, among other things. These changes, if implemented, could eliminate the guarantee that everyone who is eligible and applies for benefits would receive them and could potentially give states new authority to restrict eligibility, cut benefits and make it more difficult for people to enroll. Additionally, several states are considering and pursuing changes to their Medicaid programs, such as requiring recipients to engage in employment or education activities as a condition of eligibility for most adults, disenrolling recipients for failure to pay a premium, or adjusting premium amounts based on income. Many states have recently shifted a majority or all of their Medicaid program beneficiaries into Managed Medicaid Plans. Managed Medicaid Plans have some flexibility to set rates for providers, but many states require minimum provider rates in their contracts with such plans. In July of each year, CMS releases the annual Medicaid Managed Care Rate Development Guide which provides federal baseline rules for setting reimbursement rates in managed care plans. We could be affected by lower reimbursement rates in some of all of the Managed Medicaid Plans with which we participate. We could also be materially impacted if we are dropped from the provider network in one or more of the Managed Medicaid Plans with which we currently participate. In Florida, more than 75% of the Medicaid population participates in a Managed Medicaid Plan, with even higher participation rates for children.
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
MACRA contains numerous measures that could affect us, including, requirements that physicians participate in quality measurement programs that differentiate payments to physicians under Medicare based on quality and cost of care, rather than the quantity of procedures performed. MACRA requires physicians to choose to participate in one of two payment formulas, MIPS or Alternative Payment Models (“APMs”). Beginning in 2020, MIPS allows eligible physicians to receive incentive payments based on the achievement of certain quality and cost metrics, among other measures, and be reduced for those who are underperforming against those same metrics and measures. As an alternative, physicians can choose to participate in an Advanced APM, and physicians who are meaningful participants in APMs will receive bonus payments from Medicare pursuant to the law. MACRA also remains subject to review and potential modification by Congress, as well as shifting regulatory requirements established by CMS. We currently anticipate that our affiliated physicians will continue to be eligible to receive bonus payments in 2020 through participation in the MIPS, although the amounts of such bonus payments are not expected to be material. We will continue to operationalize the provisions of MACRA and assess any further changes to the law or additional regulations enacted pursuant to the law.
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
The Protecting Access to Medicare Act of 2014 (“PAMA”) and potential changes to Medicare reimbursement enacted pursuant to the legislation may have a significant effect on our business.
PAMA required CMS to establish a new program to improve the appropriate ordering of advanced diagnostic imaging services, such as computed tomography (CT) and magnetic resonance imaging (MRI) services. Under regulations promulgated by CMS, practitioners that order advanced diagnostic imaging services for Medicare beneficiaries will be required to consult a qualified Clinical Decision Support Mechanism (“CDSM”) to determine whether the order adheres to applicable appropriate use criteria (“AUC”). Starting January 1, 2021, CMS will require furnishing professionals and facilities that provide advanced diagnostic imaging services to report to CMS through the corresponding Medicare claim the name of the qualified CDSM consulted by the ordering professional and information indicating whether the service would adhere to applicable AUC. CMS will not pay claims that fail to include this information. Ultimately, CMS plans to review the AUC data from Medicare claims to identify provider ordering patterns that are considered outliers, and subject such ordering providers to prior authorization requirements.
We provide support to providers in hospitals, clinics and imaging centers who provide advanced diagnostic imaging services, as well as to providers who order advanced diagnostic imaging services. There is still some uncertainty as to how ordering providers will electronically communicate their consultation of CDSMs and the result of the AUC analysis to furnishing providers. Additionally, we may need to invest in new technology services to enable our ordering providers to consult one or more CDSMs. If we are unable to consistently send or receive CDSM consultation information on behalf of our providers, we could potentially jeopardize the Medicare reimbursement of the furnishing provider for advanced diagnostic imaging services. Required consultation of CDSMs under PAMA and the potential implementation of further prior authorization requirements could also result in a decrease in advanced diagnostic imaging services ordered for Medicare patients.
State budgetary constraints and the uncertainty over the future of Medicaid could have an adverse effect on our reimbursement from Medicaid programs
.
Congress and the current Administration have expressed interest in repealing, and have attempted to repeal, the ACA and substantially reform the Medicaid program. Congress could, for example, repeal the provisions of the ACA that encouraged states to expand Medicaid eligibility to more adults, including additional federal matching funds that enabled states to do so. The ACA allowed states to expand their Medicaid programs through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historic eligibility levels to 133% of the federal poverty level. As of December 31, 2019, 36 states and the District of Columbia adopted the expansion of Medicaid eligibility. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household incomes are at or below 133% of the federal poverty level. If states that expanded Medicaid reduce or eliminate eligibility for certain individuals, the number of patients who are uninsured could increase. Some states may seek to maintain expanded eligibility and to do so could offset the cost by further reducing payments to providers of services. In some states, we could experience delayed or reduced Medicaid payment for services furnished to program enrollees.
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
As noted above, a federal district court in Texas declared that key portions of the ACA were inconsistent with the United States Constitution and that the entire ACA is invalid as a result. A Court of Appeals concurred with portions of the district court decision. This decision will continue to be subject to further proceedings and uncertainty.
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
Further, in November 2019, CMS proposed significant changes to state reporting requirements regarding supplemental payments in the Medicaid program, while also making structural and definitional changes that can decrease state flexibility in financing the state’s share of its Medicaid program. These changes, if finalized, could affect various financial arrangements between states and providers, primarily hospitals, which could lower the amount of supplemental payments providers receive. Additionally, since the changes also affect a state’s ability to finance its share of the Medicaid program, states may have to find other revenue sources, or reduce Medicaid provider payments or services.
Any changes to Medicaid eligibility, enrollment, financing or reimbursement could have a material adverse effect on our financial condition, results of operations, cash flows and the trading price of our securities.
Congress or states may enact laws restricting the amount
out-of-network
providers of services can charge and recover for such services.
In 2019, Congress debated different measures intended to protect patients from “surprise” medical bills when services are furnished by providers who are not subject to contractual arrangements and payment limitations with the patient’s insurer. In addition, several states have enacted or are considering similar changes. For example, Florida and Texas have adopted their own balance billing laws that, in certain cases, prohibit out-of-network
providers from billing patients in excess of
in-network
rates. These measures, if enacted, could limit the amount we can charge and recover for services we furnish where we have not contracted with the patient’s insurer, and therefore could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. Moreover, these measures could affect our ability to contract with certain payors and under historically similar terms and may cause, and the prospect of these changes may have caused, payors to terminate their contracts with us and our affiliated practices, further affecting our business, financial condition, results of operations, cash flows and the trading price of our securities.
The birth rate in the United States has declined and may decline further.
Final birth data for 2018 indicate that total births in the United States declined by approximately 2% as compared to 2017. Provisional data for 2019 is not yet available; however, we expect that birth trends at the hospitals where we provide services will continue to be soft in the near future. Future declines in births are possible and could have an adverse effect on our patient volumes, net revenue, results of operations, cash flows and financial condition.
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
In 2020, there will be federal and state elections that could affect which persons and parties occupy the Office of the President of the United States, control one or both chambers of Congress and many states’ governors and legislatures. Many candidates running for President of the United States are proposing sweeping changes to the U.S. healthcare system, including expanding government-funded health insurance options and replacing current healthcare financing mechanisms with systems that would be entirely administered by the federal government.
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
A significant portion of our net revenue is derived from payments made by GHC Programs, principally Medicare and Medicaid, including the managed care plans under the Medicare and Medicaid programs. These government-funded programs, as well as private insurers, have been and may continue to be subject to changes, including increased use of managed care organizations, value-based purchasing, and new patient care models to control the cost, eligibility for, use and delivery of healthcare services as a result of budgetary constraints and cost containment pressures due to unfavorable economic conditions, rising healthcare costs and for other reasons, including those described above under Item 1. Business—“Government Regulation—Government Regulatory Requirements.” Federal and state legislatures or administrators of these government-funded programs and private insurers may attempt other measures to control costs, including bundling of services and denial of, or reduction in, reimbursement for certain services and treatments. In addition, increased consolidation among private insurers is resulting in fewer and larger third-party payors with increased negotiating power. As a result, payments from government programs or private payors may decrease significantly. Also, any adjustment in Medicare reimbursement rates may have a detrimental impact on our reimbursement rates not only for Medicare patients, but also for patients covered under Medicaid and other third-party payors, because a state’s Medicaid payments cannot exceed the payments it would have made had those patients been enrolled in traditional Medicare, and other third-party payors often base their reimbursement rates on a percentage of Medicare rates. Our business may also be materially affected by limitations on, or reductions in, reimbursement amounts or rates or elimination of coverage for certain individuals or treatments. Moreover, because government-funded programs generally provide for reimbursements on a fee-schedule
basis rather than on a charge-related basis, we generally cannot increase our revenue from these programs through increases in the amount we charge for our services. To the extent our costs increase, we may not be able to recover our increased costs from these programs, and cost containment measures and market changes in non-government-funded
insurance plans have generally restricted our ability to recover, or shift to non-governmental
payors, these increased costs. In addition, funds we receive from third-party payors are subject to audit with respect to the proper billing for physician and ancillary services and, accordingly, our revenue from these programs may be adjusted retroactively. Any retroactive adjustments to our reimbursement amounts could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.
In addition, our agreements with certain third-party payors may be terminated for various reasons, requiring us to seek reimbursement as an out-of-network
provider. For example, UnitedHealthcare recently unilaterally terminated multiple agreements with certain of our affiliated practices across four states, covering all of the services our affiliated physicians provide in those states, including anesthesia, neonatology, and maternal-fetal medicine, and public reports indicate that this same payor recently terminated in-network
contracts across multiple states with other providers of physician services. In the event we attempt to balance-bill patients, we may be limited in our ability to do so by certain state laws and regulations. As these laws and regulations continue to develop in certain states, it could incentivize, and may have incentivized, certain third-party payors to terminate agreements as a business strategy which could lower overall reimbursement to providers. Any reductions in reimbursement amounts could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. Further, if a federal government shutdown were to occur for a prolonged period of time, federal government payment obligations, including its obligations under Medicaid and Medicare, may be delayed. Similarly, if state government shutdowns were to occur, state payment obligations may be delayed. If the federal or state governments fail to make payments under these programs on a timely basis, our business could suffer, and our financial position, results of operations or cash flows may be materially affected.
We may become subject to billing investigations by federal and state government authorities and private insurers.
Federal and state laws, rules and regulations impose substantial penalties, including criminal and civil fines, monetary penalties, exclusion from participation in government healthcare programs and imprisonment, on entities or individuals (including any individual corporate officers or individual providers deemed responsible) that fraudulently or wrongfully bill government-funded programs or other third-party payors for healthcare services. CMS requires states to maintain a Medicaid Recovery Audit Contractor (“RAC”) program. States are required to contract with one or more eligible Medicaid RACs to review Medicaid claims for any overpayments or underpayments, and to recoup overpayments from providers on behalf of the state. In addition, federal laws, along with a growing number of state laws, allow a private person to bring a civil action in the name of the government for false billing violations. See Item 1. Business— “Government Regulation—Fraud and Abuse Provisions.” Moreover, the current Administration has expressed a desire to increase scrutiny of providers and payments for services to further minimize fraud and abuse in GHC Programs. In addition, our contracts with private insurers often provide such insurers with audit rights over payments made to us and the ability to seek recoupment for overpayments. We believe that audits, inquiries and investigations from government agencies and private insurers will occur from time to time in the ordinary course of our business, which could result in substantial costs to us and a diversion of management’s time and attention. New regulations and heightened enforcement activity also could materially affect our cost of doing business and our risk of becoming the subject of an audit or investigation. We cannot predict whether any future audits, inquiries or investigations, or the public disclosure of such matters, likely would have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. See Item 1. Business—“Government Investigations.”
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
The healthcare industry and physicians’ medical practices, including the healthcare and other services that we and our affiliated physicians provide, are subject to extensive and complex federal, state and local laws, rules and regulations, compliance with which imposes substantial costs on us. Of particular importance are the provisions summarized as follows:
•	federal laws (including the federal FCA) that prohibit entities and individuals from intentionally (or with reckless disregard or deliberate ignorance) presenting or causing to be presented false or fraudulent claims to Medicare, Medicaid and other government-funded programs, or improperly retaining known overpayments;

•	When an entity is determined to have violated the federal FCA, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $11,463 and $22,927 for each separate false claim. Suits filed under the federal FCA, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals (known as “relators” or, more commonly, as “whistleblowers”) may share in any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal FCA. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, even before the validity of the claim is established and even if the government decides not to intervene in the lawsuit. Healthcare entities may decide to agree to large settlements with the government and/or whistleblowers to avoid the cost and negative publicity associated with litigation.

•	The ACA amended federal law to provide that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal civil FCA. Criminal prosecution is possible for knowingly making or presenting a false or fictitious or fraudulent claim to the federal government.

•	a provision of the Social Security Act, commonly referred to as the federal “anti-kickback” statute, that prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration, in cash or in kind, in return for the referral or recommendation of patients for, or for the purchasing, leasing, ordering or arranging for, items and services for which payment may be made, in whole or in part, by federal healthcare programs, such as Medicare and Medicaid;

•	The definition of “remuneration” has been broadly interpreted to include anything of value, including such items as gifts, discounts, the furnishing of supplies or equipment, credit arrangements, waiver of payments, and providing anything at less than its fair market value. The HHS Office of the Inspector General has issued regulations, commonly known as safe harbors, that set forth certain provisions which, if satisfied in their entirety, will assure healthcare providers and other parties that they will not be prosecuted under the federal anti-kickback statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor element may result in increased scrutiny by government enforcement authorities or invite litigation by private citizens under state or federal false claims statutes.

•	Our relationships with referral sources, including GHC Program patients, are subject to scrutiny under the federal anti-kickback statute and must be structured in a manner to promote compliance.

•	The penalties for violating the federal anti-kickback statute include imprisonment for up to ten years, fines of up to $100,000 per violation and possible exclusion from federal healthcare programs such as Medicare and Medicaid. Many states have adopted prohibitions similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not only by the government programs such as Medicare and Medicaid.

•	a provision of the Social Security Act, the federal Physician Self-Referral Law, commonly referred to as the Stark Law, that, subject to certain exceptions, prohibits physicians from making a referral to an entity for certain “designated health services” or “DHS” payable by Medicare if the physician, or an immediate family member of the physician, has a direct or indirect financial relationship (including ownership interests and compensation arrangements) with the entity. The Stark Law also prohibits such an entity from presenting or causing to be presented a claim to Medicare for DHS provided pursuant to a prohibited referral, and provides that certain collections related to any such claims must be refunded in a timely manner. Although the Stark Law is drafted to apply only to Medicare claims, the DOJ has taken the position that it applies to Medicaid claims under an extension of the federal FCA and several courts, including courts in Florida and Texas, have agreed.

•	The Stark Law is a strict liability statute and therefore, any referrals for Medicare DHS pursuant to a financial relationship that does not meet an exception will be nonpayable and subject to refund to Medicare. In 2010, Congress instructed that any Medicare “overpayment” (that is, Medicare funds to which a person is not entitled) must be returned within 60 days of identification—or risk liability under the FCA’s “obligation” provision. Therefore, claims relating to Stark Law violations must be timely refunded to Medicare or we would risk liability under the federal FCA.

•	All of our relationships with referring physicians will implicate the Stark Law, including our ownership, physician employment, independent contractor physicians, lease arrangements with physicians, nonmonetary compensation to physicians, and our relationships with hospitals and other entities. Each such financial relationship must satisfy a Stark Law exception.

•	Because our practices provide DHS within the practice (e.g., radiology services, outpatient drugs, laboratory services, etc.), an exception to the Stark Law must be met with respect to those referrals. Generally, the
In-Office
Ancillary Services (“IOAS”) Exception is utilized for referrals of DHS made within a physician’s group practice. Alternatively, the Physician Services Exception could also be used to shield referrals of physician services within a physician group. In order to utilize both the IOAS Exception and the Physician Services Exception, the group must, among other things, satisfy the Stark Law’s definition of a “group practice.” The group practice definition also encompasses how a physician practice may compensate its physician shareholders, employees, and independent contractors. For example, group practices are not permitted to distribute profits derived from DHS based directly on the volume or value of referrals. However, there are a number of ways that a group practice can distribute profits, including DHS profits, to its physicians, based indirectly upon referrals, without running afoul of the Stark Law. Our ancillary services revenues must be allocated in a compliant manner to avoid falling outside of the Group Practice definition, which would result in all of our Medicare (and potentially, Medicaid) DHS referral revenues becoming nonpayable and subject to refund.

•	Violations of the Stark Law result in civil penalties and program exclusions for knowing violations, civil assessment of up to three times the amount claimed. federal law such as the Civil Monetary Penalties Law (“CMPL”) that imposes substantial civil monetary penalties against an entity that engages in prohibited activities including but not limited to violations of the Stark or Anti-Kickback laws, knowing submission of a false or fraudulent claim, employment of an excluded individual and the provision or offer of anything of value to a Medicare or Medicaid beneficiary that the transferring party knows or should know is likely to influence beneficiary selection of a particular provider for which payment may be made in whole or in part by Medicare or Medicaid;

•	“Remuneration” is defined under the CMPL as any transfer of items or services for free or for less than fair market value. There are certain exceptions to the definition of remuneration for offerings that meet the Financial Need, Preventative Care, or Promoting Access to Care exceptions. Sanctions for violations of the CMPL include civil monetary penalties and administrative penalties up to and including exclusion from participation in federal health care programs.

•	similar state law provisions pertaining to anti-kickback, fee splitting, self-referral and false claims, and other fraud and abuse issues which typically are not limited to relationships involving government-funded programs. In some cases these laws prohibit or regulate additional conduct beyond what federal law affects, including applicability to items and services paid by commercial insurers and private pay patients. Penalties for violating these laws can range from fines to criminal sanctions;

•	provisions of 18 U.S.C. § 1347 that prohibit knowingly and willfully executing a scheme or artifice to defraud a healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	federal and state laws related to confidentiality, privacy and security of personal information such as HIPAA, including medical information and records, that limit the manner in which we may use and disclose that information, impose obligations to safeguard that information and require that we notify third parties in the event of a breach;

•	HIPAA violations can result in both civil monetary penalties and criminal sanctions. HIPAA has ranges of increasing minimum penalty amounts tiered according to the entity’s degree of culpability, with a maximum penalty of $1,500,000 for all violations of an identical provision within a year. Further, HHS has obtained increasingly high dollar settlements from covered entities relating to HIPAA violations over the past several years.

•	Unsecured Breaches of PHI may also result in unexpected costs in the millions of dollars to us through third party litigation, contractual breaches, and breach notification and remediation. In addition, we may experience reputational harms and a negative market perception when it comes to protecting patient data that could influence our future operations.

•	state laws that prohibit general business corporations from practicing medicine, controlling physicians’ medical decisions or engaging in certain practices, such as splitting fees with physicians;

•	federal and state laws governing participation in GHC Programs could result in denial of our application to become a participating provider or revocation of our participation or billing privileges, which in turn, could cause us to not be able to treat patients covered by the applicable program or prohibit us from billing for the treatment services provided to such patients;

•	federal and state laws that prohibit providers from billing and receiving payment from Medicare and Medicaid for services unless the services are medically necessary, adequately and accurately documented and billed using codes that accurately reflect the services rendered;

•	federal and state laws pertaining to the provision and coverage of services by
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
We may in the future become the subject of regulatory or other investigations, audits or proceedings, and our interpretations of applicable laws, rules and regulations may be challenged. For example, regulatory authorities or other parties may assert that our arrangements with our affiliated professional contractors constitute fee splitting or the corporate practice of medicine and seek to invalidate these arrangements, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. See Item 1. Business—“Government Regulation—Fee Splitting; Corporate Practice of Medicine.” Regulatory authorities or other parties also could assert that our relationships, including fee arrangements, among our affiliated professional contractors, hospital clients or referring physicians violate the anti-kickback, fee splitting or self-referral laws and regulations or that we have submitted false claims or otherwise failed to comply with government program reimbursement requirements. See Item 1. Business—“Government Regulation—Fraud and Abuse Provisions” and “—Government Regulatory Requirements.” Such investigations, proceedings and challenges could result in substantial defense costs to us and a diversion of management’s time and attention. In addition, violations of these laws are punishable by monetary fines, civil and criminal penalties, exclusion from participation in GHC Programs, and forfeiture of amounts collected in violation of such laws and regulations, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. Additionally, federal and state fraud and abuse laws, rules and regulations are not static and amendments, clarifications, revisions, or other modifications to these laws may occur from time to time. For instance, on October 9, 2019, both CMS and the Department of Health and Human Services Office of Inspector General (“OIG”) proposed modifications to the Anti-Kickback Statute, Civil Monetary Penalty Law, and the Stark Law regulations to foster arrangements that would promote care coordination, advance the delivery of value-based care, and protect consumers from harms caused by fraud and abuse through additional new statutory definitions, safe harbors, and exceptions. Many of our relationships with physicians, referral sources, other health care providers, and patients may need to be re-evaluated
if these new proposed rules are finalized. In such event, we will sustain additional legal costs and fees in order to ensure that our arrangements are compliant. We cannot predict with any assurance the ultimate effect of these proposed and potential changes, nor can we provide any assurance that they will not have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.
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
Numerous federal and state laws, rules and regulations govern the collection, dissemination, use, security and confidentiality of personal information, including individually identifiable health information. These laws include:
•	Provisions of HIPAA that limit how covered entities and business associates may use and disclose PHI, provide certain rights to individuals with respect to that information and impose certain security requirements;

•	HITECH, which required the OCR to strengthen and expand the HIPAA Privacy Rule and Security Rule and imposes data breach notification obligations;

•	Other federal and state laws restricting the use and protecting the privacy and security of personal information, including health information, many of which are not preempted by HIPAA, and certain states have proposed or enacted legislation that will create new data privacy and security obligations for certain entities, such as the California Consumer Protection Act (CCPA);

•	Federal and state consumer protection laws; and

•	Federal and state laws regulating the conduct of research with human subjects.

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
Our affiliated physicians and other individual providers are responsible for appropriately recording and documenting the services that they provide. We use this information to seek reimbursement for their services from third-party payors. In addition, we utilize third-party contractors to perform certain revenue cycle management functions for healthcare providers, including medical coding. If our affiliated physicians or other individual providers and third-party contractors do not appropriately document, or where applicable, code for their services or our customers’ services, we could be subjected to administrative, regulatory, civil, or criminal investigations or sanctions and our business, financial condition, results of operations and cash flows could be materially adversely affected. We are further obligated under the federal FCA to timely report and return any identified overpayments and to maintain reasonable internal audit mechanisms to identify overpayments. Failure to timely report and return overpayments to Medicare or Medicaid could subject us to liability under the federal FCA, and also equivalent false claims acts on the state level.
Failure to manage third-party service providers may adversely affect our ability to maintain the quality of service that we provide.
We outsource a certain portion of our revenue cycle management functions to third-party service providers, but we may increase the amount of revenue cycle management functions we outsource in the future. These functions are performed both domestically and in offshore locations, with our oversight. If our outsourcing partners fail to perform their obligations in a timely manner at satisfactory quality levels, in compliance with regulatory requirements, or if they are unable to attract or retain sufficient personnel with the necessary skill sets to meet our outsourcing needs, the efficiency, effectiveness and quality of our services could suffer. In addition, our reliance on a workforce in other countries exposes us to disruptions in the business, political and economic environment in those regions. Further, any changes to existing laws or the enactment of new legislation restricting offshore outsourcing in the United States may adversely affect our ability to outsource functions to third-party offshore service providers. Our ability to manage any difficulties encountered could be largely outside of our control. In addition, federal government and third-party payors may have prohibitions or restrictions on the use of third-party service providers outside of the United States and/or require notice for the use of such third-party service providers. Diminished service quality from outsourcing, our inability to utilize offshore service providers or the failure to comply with restrictions on the use of third-party service providers could have an adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.
We may not find suitable acquisition candidates or successfully integrate our acquisitions. Our acquisitions may expose us to greater business risks and could affect our payor mix.
We have expanded and continue to seek to expand our presence in new and existing metropolitan areas by acquiring established physician group practices. Also, both independently and in collaboration with our hospital partners, we may seek to expand into new specialties and subspecialties. In addition, we have acquired physician and other healthcare services companies that are complementary to our physician practices.
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
pre-acquisition
revenue and growth rates or be financially successful. In addition, we cannot be certain of the extent of any unknown or contingent liabilities of any acquired business, including liabilities for failure to comply with applicable laws, or liabilities relating to medical malpractice claims. Generally, we obtain indemnification agreements from the sellers of businesses acquired with respect to pre-closing
acts, omissions and other similar risks. It is possible that we may seek to enforce indemnification provisions in the future against sellers who may no longer have the financial wherewithal to satisfy their obligations to us. Accordingly, we may incur material liabilities for past activities of acquired businesses.

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
If we are not successful in integrating an acquisition, we may decide to dispose of such acquisition and may do so at a loss or record impairments in connection with such a disposition, such as in our disposition of MedData.
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
We may experience difficulties implementing new technology, software and processes.
As part of our broad transformational and restructuring initiatives, we are engaged in various implementation efforts for new technology, software and processes, including cloud-based solutions for an enterprise resource planning system (“ERP”) and an enterprise-wide revenue cycle management (“RCM”) platform, among others. These solutions are designed to provide greater efficiency and flexibility across our enterprise. The ERP and RCM cloud-based solution implementations will require significant investments of human and financial resources. In implementing these solutions, we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of these solutions could adversely affect our ability to operate our business. While we have invested significant resources in planning and project management, unforeseen implementation issues may arise. In addition, our efforts to centralize various business processes and functions within our organization in connection with our system implementations may disrupt our operations. Any implementation issues or business operation disruptions could have a material effect on our business, financial condition, results of operations, cash flows, internal controls over financial reporting and the trading price of our securities.
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
We are dependent upon our ability to recruit and retain a sufficient number of qualified physicians and other clinicians and other personnel to service existing units at hospitals and our affiliated practices, service our existing customers’ radiology read volumes and expand our business. We compete with many types of healthcare providers, including teaching, research and government institutions, hospitals and health systems and other practice and services groups, for the services of qualified clinicians. We may not be able to continue to recruit new clinicians or other personnel or renew contracts with existing clinicians or other personnel on acceptable terms. We have and may seek to renew clinician contracts prior to their existing renewal date for various reasons, including to move clinicians to a different compensation structure. We may not be successful in these early renewal efforts, and further, clinical compensation may increase as a result of incremental compensation incentives that may be required by clinicians to agree to the change in compensation structure. In addition, the recruiting and onboarding process for certain of our physicians and other clinicians can take several months, or longer, to complete due to various requirements, including state licensing and hospital credentialing. In addition, if the demand exceeds the supply for physicians and other clinicians and personnel either in general or in specific markets, we could experience an increase in compensation expense, including premium pay and agency labor costs. If we are unable to recruit new physicians, renew contracts on acceptable terms or onboard physicians, clinicians and other personnel in a reasonable period of time, our ability to service existing or new hospital units, staff existing or new office-based practices and service our existing or new customer radiology read volumes could be adversely affected. In addition, if we experience a higher rate of growth in compensation expense, our business, financial condition, results of operations, cash flows and the trading price of our securities could be materially, adversely affected.
A significant number of our affiliated physicians or other clinicians could leave our affiliated practices or our affiliated professional contractors may be unable to enforce the non-competition
covenants of departed physicians.
Our affiliated professional contractors usually enter into employment agreements with our affiliated physicians. Certain of our employment agreements can be terminated without cause by any party upon prior written notice. In addition, substantially all of our affiliated physicians have agreed not to compete within a specified geographic area for a certain period after termination of employment. The law governing non-compete
agreements and other forms of restrictive covenants varies from state to state. Although we believe that the non-competition
and other restrictive covenants applicable to our affiliated physicians are reasonable in scope and duration and therefore enforceable under applicable state law, courts and arbitrators in some states may be reluctant to enforce non-compete
agreements and restrictive covenants against physicians. In addition, we have and may incur significant legal fees to pursue enforcement of such agreements and restrictive covenants. Our affiliated physicians or other clinicians may leave our affiliated practices for a variety of reasons, including in order to provide services for other types of healthcare providers, such as teaching, research and government institutions, hospitals and health systems and other practice groups. If a substantial number of our affiliated physicians or other clinicians leave our affiliated practices, we could incur significant legal fees to pursue enforcement of certain covenants within employment agreements or if our affiliated professional contractors are unable to enforce the non-competition
covenants in the employment agreements, our business, financial condition, results of operations and cash flows could be materially, adversely affected.
Our treatment of certain physicians and other clinicians as independent contractors may be challenged by taxing authorities or other governmental agencies.
Certain of our affiliated physicians and other clinicians are treated as independent contractors, as opposed to employees, and, accordingly, we do not withhold federal income, state income, The Federal Insurance Contributions Act (“FICA”), or other employment related taxes from these individuals’ compensation, make federal income, state income, FICA, or unemployment tax or other related payments, provide workers’ compensation insurance or allow them to participate in the benefits and retirement programs available to our employees, or apply federal or state employee requirements. The classification of physicians and other clinicians as independent contractors depends on the facts and circumstances of the relationship. Additionally, under current federal tax law, a safe harbor from reclassification, and consequently retroactive taxes and penalties, is available if our current treatment is consistent with a long-standing practice of a significant segment of our industry and if we meet certain other requirements. In the past, there have been proposals to eliminate the safe harbor, and similar proposals may happen again in the future. If taxing authorities or other governmental agencies are successful in challenging our treatment of these physicians and other clinicians as independent contractors, and we do not prevail in demonstrating the applicability of the safe harbor to our operations or the safe harbor is eliminated, we may be required to pay retroactive employment taxes and penalties and reclassify such independent contractors to employees. In addition, such independent contractors could claim retroactive entitlements to various employee benefits. Any of these actions would increase our costs related to these physicians and our business, financial condition, results of operations and cash flows could be materially, adversely affected.
We are subject to medical malpractice and other lawsuits that may not covered by insurance.
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
We may
write-off
intangible assets, such as goodwill.
The carrying value of our intangible assets, which consists primarily of goodwill related to our acquisitions, is subject to testing at least annually, and more frequently if impairment indicators exist. Under current accounting standards, goodwill is tested for impairment on an annual basis and we may be subject to impairment losses as circumstances change after an acquisition. For example, during the third quarter of 2019 we recorded a non-cash
impairment charge of $1.45 billion, nearly all of which related to our anesthesiology reporting unit. If we record additional impairment losses related to our goodwill, it could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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
As of December 31, 2019, our total indebtedness was $1.75 billion, all of which was at fixed interest rates. We also had $1.2 billion of additional borrowing capacity under our revolving line of credit which was subject to a variable interest rate. Other debt we incur also could be variable rate debt. In addition, the Tax Cuts and Jobs Act of 2017 places certain limitations on the deductibility of interest expense at a percentage of taxable income. If interest rates increase, any variable rate debt will create higher debt service requirements, and if interest expense increases beyond a specified percentage of taxable income, a portion of that interest expense may not be deductible for income tax purposes, which could adversely affect our results of operations and cash flows.
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
A significant portion of our net revenue is derived from reimbursements from various third-party payors, including GHC Programs, private insurance plans and managed care plans, for services provided by our affiliated professional contractors. We are responsible for submitting reimbursement requests to these payors and collecting the reimbursements, and we assume the financial risks relating to uncollectible and delayed reimbursements. In the current healthcare environment, payors continue efforts to control expenditures for healthcare, including revisions to coverage and reimbursement policies. Due to the nature of our business and our participation in government-funded and private reimbursement programs, we are involved from time to time in inquiries, reviews, audits and investigations by governmental agencies and private payors of our business practices, including assessments of our compliance with coding, billing and documentation requirements. We may be required to repay these agencies or private payors if a finding is made that we were incorrectly reimbursed within a certain time period (60 days for government payors), or we may become involved in disputes with payors and could be subjected to pre-payment
and post-payment reviews, which can be time-consuming and result in non-payment
or delayed payment for the services we provide. We may also experience difficulties in collecting reimbursements because third-party payors may seek to reduce or delay reimbursements to which we are entitled for services that our affiliated physicians have provided, or they experience administrative issues that result in a delay in reimbursements. In addition, GHC Programs may deny our application to become a participating provider that could cause us to not be able to provide services to patients or prohibit us from billing for such services. If we are not reimbursed fully or in a timely manner for such services or there is a finding that we were incorrectly reimbursed, our revenue, cash flows and financial condition could be materially, adversely affected. In addition, we may choose to challenge certain GHC reimbursement decisions through administrative appeal mechanisms. Currently, many of those appeal pathways are backlogged and slow to provide resolution, further affecting our ability to collect reimbursement for services rendered.
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
Our management information systems, including BabySteps
®
and the MEDNAX Qualified Clinical Data Registry are used to support our day-to-day
operations and ongoing clinical research and business analysis. If a hospital prohibits us from using our own management information systems, it may interrupt the efficient operation of our information systems which, in turn, may limit our ability to operate important aspects of our business, including billing and reimbursement as well as research and education initiatives. This inability to use our management information systems at hospital locations may have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our industry is highly competitive.
The healthcare industry is highly competitive and subject to continual changes in the methods by which services are provided and the manner in which healthcare providers are selected and compensated. Because our operations consist primarily of physician services provided within hospital-based units, we compete with other healthcare services companies and physician groups for contracts with hospitals to provide our services to patients. We also face competition from hospitals themselves to provide our services. In addition, we face competition from other services companies in our teleradiology business.
Further, consolidation within the healthcare industry could strengthen certain competitors that provide services to hospitals and other customers. Companies in other healthcare industry segments, some of which have greater financial and other resources than ours, may become competitors in providing neonatal, anesthesia, maternal-fetal, radiology or other pediatric subspecialty care. Additionally, we face competition from healthcare-

focused and other private equity firms. We may not be able to continue to compete effectively in this industry, additional competitors may enter metropolitan areas where we operate, and this increased competition may have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.
Unfavorable changes or conditions could occur in the states where our operations are concentrated.
A majority of our net revenue in 2019 was generated by our operations in five states. In particular, Texas accounted for approximately 20% of our net revenue in 2019. See Item 1. Business—“Geographic Coverage.” Adverse changes or conditions affecting these particular states, such as healthcare reforms, changes in laws and regulations, reduced Medicaid eligibility or reimbursements and government investigations, economic conditions, weather conditions, and natural disasters may have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.
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
Our Amended and Restated Articles of Incorporation, as amended, authorize our Board of Directors to issue up to 1,000,000 shares of undesignated preferred stock and to determine the powers, preferences and rights of these shares without shareholder approval. This preferred stock could be issued with voting, liquidation, dividend and other rights superior to those of the holders of common stock. The issuance of preferred stock under some circumstances could have the effect of delaying, deferring or preventing a change in control. In addition, provisions in our Amended and Restated Articles of Incorporation, as amended, and Bylaws, including those relating to calling shareholder meetings, taking action by written consent and other matters, could render it more difficult or discourage an attempt to obtain control of MEDNAX through a proxy contest or consent solicitation, however, there is no assurance that these provisions would have such an effect. These provisions could limit the price that some investors might be willing to pay in the future for our shares of common stock. Notwithstanding these provisions, we could, and have, become the target of activist shareholders who acquire ownership positions in our common stock and seek to influence our company. For example, in late 2019 we were made aware that Starboard Value and Opportunity Master Fund Ltd (“Starboard”) purchased shares of our common stock and submitted nominations for a majority slate of directors at our 2020 annual meeting of shareholders. Responding to actions by activist shareholders, such as Starboard, can be costly and time-consuming, disrupt our business and divert the attention of our Board of Directors, management and employees. Additionally, perceived uncertainties as to our future direction, including the composition of our Board of Directors, as a result of shareholder activism may lead to the perception of a change in the direction of our business or other instability, which may be exploited by our competitors, cause concern to our current or potential customers and acquisition candidates, and make it more difficult for us to attract and retain qualified personnel, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows and the trading prices of our securities. In addition, the trading prices of our securities may experience periods of increased volatility as a result of shareholder activism.
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

Not applicable.

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock
Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “MD.”
As of February 14, 2020, we had 296 holders of record of our common stock, and the closing sales price on that date for our common stock was $26.80 per share. We believe that the number of beneficial owners of our common stock is greater than the number of record holders because a significant number of shares of our common stock is held through brokerage firms in “street name.”
Dividend Policy
We did not declare or pay any cash dividends on our common stock in 2019, 2018, or 2017, nor do we currently intend to declare or pay any cash dividends in the future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, results of operations, capital requirements, our general financial condition, general business conditions and contractual restrictions on payment of dividends, if any, as well as such other factors as our Board of Directors may deem relevant. Our credit agreement (the “Credit Agreement”) imposes certain limitations on our ability to declare and pay cash dividends. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Liquidity and Capital Resources.”

Performance Graph
The following graph compares the cumulative total shareholder return on $100 invested on December 31, 2014 in our common stock against the cumulative total return of the S&P 500 Index, S&P 600 Health Care Index, and the NYSE Composite Index. The returns are calculated assuming reinvestment of dividends. The graph covers the period from December 31, 2014 through December 31, 2019. The stock price performance included in the graph is not necessarily indicative of future stock price performance.
The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

	Base Period	Years Ended December 31,
Company/Index	2014	2015	2016	2017	2018	2019
MEDNAX, Inc.	$100.00	$108.40	$100.83	$80.83	$49.92	$42.04
S&P 500 Index	$100.00	$99.27	$108.74	$129.86	$121.76	$156.92
S&P 600 Health Care	$100.00	$120.39	$122.73	$165.05	$181.17	$217.65
NYSE Composite Index	$100.00	$93.58	$102.01	$118.17	$104.94	$128.36

Issuer Purchases of Equity Securities
During the three months ended December 31, 2019, we repurchased 13,577 shares of our common stock that were withheld to satisfy minimum statutory withholding obligations in connection with the vesting of restricted stock.

Period	Total Number of Shares Repurchased (a)	Average Price Paid per Share		Total Number of Shares Purchased as part of the Repurchase Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Programs (a)
October 1 – October 31, 2019	—	$—		—		(a)
November 1 – November 30, 2019	—	—		—		(a)
December 1 – December 31, 2019	13,577	$26.12	(b)	—		(a)

Total	13,577	$26.12		—		(a)

(a)	We have two active repurchase programs. Our July 2013 program allows us to repurchase shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs, which was estimated to be approximately 1.3 million shares for 2019, although no shares were repurchased under that program in 2019. Our August 2018 program allows us to repurchase up to an additional $500.0 million of shares of our common stock, of which we repurchased $392.8 million, leaving $107.2 million available as of December 31, 2019.

(b)	Represents shares withheld to satisfy minimum statutory withholding obligations of $0.4 million in connection with the vesting of restricted stock.

The amount and timing of any future repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.
Recent Sales of Unregistered Equity Securities
During the three months ended December 31, 2019, we did not sell any unregistered shares of our equity securities.
Equity Compensation Plans
Information regarding equity compensation plans is set forth in Item 12 of this Form
10-K
and is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following table includes selected consolidated financial data set forth as of and for each of the three years in the period ended December 31, 2019 on a comparable basis. The balance sheet data at December 31, 2019 and 2018, and the income statement data for the years ended December 31, 2019, 2018 and 2017, have been derived from the Consolidated Financial Statements included in this Form
10-K.
This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and the related notes included in Items 7 and 8, respectively, of this Form
10-K.
The selected consolidated financial data for the years ended December 31, 2016 and 2015 has not been restated to present our management services organization, MedData, that was divested on October 31, 2019 as assets held for sale and discontinued operations and is therefore not comparable. See Note 8 to the Consolidated Financial Statements for additional information on the divestiture of MedData.

(in thousands, except per share and other operating data)	2019	2018	2017	2016	2015
Consolidated Income Statement Data:
Net revenue	$3,513,542	$3,454,810	$3,253,391	$3,183,159	$2,779,996

Operating expenses:
Practice salaries and benefits	2,508,778	2,426,376	2,227,335	2,031,220	1,753,505
Practice supplies and other operating expenses	112,766	108,851	106,444	118,416	98,480
General and administrative expenses	404,643	403,934	385,864	372,572	305,915
Depreciation and amortization	78,860	83,832	78,856	89,264	64,228
Transformational and restructuring related expenses	95,329	—	—	—	—
Goodwill impairment	1,449,215	—	—	—	—

Total operating expenses	4,649,591	3,022,993	2,798,499	2,611,472	2,222,128

(Loss) income from operations	(1,136,049)	431,817	454,892	571,687	557,868
Investment and other income	5,671	5,211	4,385	2,019	1,844
Interest expense	(119,381)	(88,789)	(74,556)	(63,092)	(23,110)
Equity in earnings of unconsolidated affiliates	7,779	6,825	952	3,185	3,127

Total non-operating expenses	(105,931)	(76,753)	(69,219)	(57,888)	(18,139)

(Loss) income from continuing operations before income taxes	(1,241,980)	355,064	385,673	513,799	539,729
Income tax benefit (provision)	91,886	(96,453)	(80,231)	(189,203)	(204,038)

(Loss) income from continuing operations	(1,150,094)	258,611	305,442	324,596	335,691

(Loss) income from discontinued operations, net of tax	(347,608)	10,018	14,930	318	629

Net (loss) income	$(1,497,702)	$268,629	$320,372	$324,914	$336,320

Per Common and Common Equivalent Share Data:
(Loss) income from continuing operations:
Basic	$(13.78)	$2.84	$3.31	—	—

Diluted	$(13.78)	$2.82	$3.29	—	—

(in thousands, except per share and other operating data)	2019	2018	2017	2016	2015
(Loss) income from discontinued operations:
Basic	$(4.16)	$0.11	$0.16	—	—

Diluted	$(4.16)	$0.11	$0.16	—	—

Net (loss) income:
Basic	$(17.94)	$2.95	$3.47	$3.52	$3.61

Diluted	$(17.94)	$2.93	$3.45	$3.49	$3.58

Weighted average common shares:
Basic	83,495	91,104	92,431	92,422	93,077

Diluted	83,495	91,606	92,958	93,109	93,960

Other Operating Data:
Number of physicians at end of year	4,327	4,214	4,083	3,617	3,240
Number of births	792,040	793,918	808,465	807,285	803,311
NICU admissions	114,864	113,485	112,965	112,184	111,407
NICU patient days	2,014,166	1,977,516	1,990,521	1,977,204	1,960,768
Number of anesthesia cases	1,793,349	1,844,451	1,924,952	1,827,194	1,533,089
Number of radiology studies (1)	12,028,009	11,505,524	10,166,227	5,755,853	5,317,309
Consolidated Balance Sheet Data (Continuing Operations):
Cash and cash equivalents	$112,767	$25,491	$46,357	$55,698	$51,572
Working capital	189,689	129,008	55,565	138,179	98,998
Total assets	4,145,901	5,246,297	5,160,065	5,339,400	4,547,214
Total liabilities	2,646,905	2,790,168	2,747,133	2,578,633	2,109,368
Borrowings under credit facility	—	739,500	1,110,500	963,500	533,500
Senior notes outstanding	1,750,000	1,250,000	750,000	750,000	750,000
Total equity	1,498,996	2,456,129	2,412,932	2,760,767	2,437,846

(1)	Represents estimated annualized number of studies for years in which acquisitions took place. Does not include studies for the radiology practice acquisition that took place on December 31, 2019.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
OVERVIEW
MEDNAX is a leading provider of physician services including newborn, anesthesia, maternal-fetal, radiology and teleradiology, pediatric cardiology and other pediatric subspecialty care. Our national network is comprised of affiliated physicians who provide clinical care in 39 states and Puerto Rico. At December 31, 2019, our national network comprised over 4,325 affiliated physicians, including 1,290 physicians who provide neonatal clinical care, primarily within hospital-based NICUs, to babies born prematurely or with medical complications. We have 1,300 affiliated physicians who provide anesthesia care to patients in connection with surgical and other procedures, as well as pain management. In addition, we have 400 affiliated physicians who provide maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network also includes other pediatric subspecialists, including 220 physicians providing pediatric intensive care, 105 physicians providing pediatric cardiology care, 150 physicians providing hospital-based pediatric care, 25 physicians providing pediatric surgical care, 10 physicians providing pediatric ear, nose and throat services, and five physicians providing pediatric ophthalmology services. MEDNAX also provides radiology services including diagnostic imaging and interventional radiology, through a network of more than 390 affiliated physicians, as well as teleradiology services in all 50 states, the District of Columbia and Puerto Rico through a network of over 420 affiliated radiologists. In addition to our national physician network, we provide services nationwide to healthcare facilities and physicians, including ours, through a consulting services company.
Reclassifications
Reclassifications have been made to certain prior period financial statements and footnote disclosures to conform to the current period presentation, specifically to reflect the impact of our management services organization being classified as discontinued operations. See – “Divestiture of the Management Services Organization” below.
2019 Acquisition Activity
During 2019, we completed nine physician group practice acquisitions, including two neonatology physician practices, two maternal-fetal physician practices, one radiology practice, and four other pediatric subspecialty practices. Based on our experience, we expect that we can improve the results of acquired physician practices through improved managed care contracting, improved collections, identification of growth initiatives and operating and cost savings based upon the significant infrastructure that we have developed.
Divestiture of the Management Services Organization
In November 2018, we announced the initiation of a process to divest our management services service line, which operated as MedData, to allow us to focus on our core physician services business. On October 10, 2019, we entered into a securities purchase agreement with an affiliate of Frazier Healthcare Partners to divest MedData, and the transaction closed on October 31, 2019. Pursuant to the terms and conditions of the agreement, at the closing of the transaction, we received cash proceeds of $249.7 million, net of certain net working capital and similar adjustments, as well as contingent economic consideration in an indirect holding company of the buyer, the value of which is contingent on both short and long-term performance of MedData and the maximum amount payable in respect of which is $50.0 million. We also realized certain cash tax benefits from the transaction during the fourth quarter of 2019 and expect incremental cash tax benefits in the coming periods. The operating results of MedData were reported as discontinued operations in our consolidated statements of income for the year ended December 31, 2019, and prior period financial statements have been presented on a consistent basis.
Goodwill Impairment Charge
We test goodwill for impairment at a reporting unit level on at least an annual basis, in accordance with the subsequent measurement provisions of the accounting guidance for goodwill. Consistent with prior years, we performed our annual impairment test in the third quarter, specifically as of July 31, 2019. We used a combination of income and market-based valuation approaches to determine the fair value of our reporting units. Based on the analysis performed, we recorded a non-cash
impairment charge of $1.30 billion during the year ended December 31, 2019, nearly all of which related to our anesthesiology reporting unit. Recognition of the non-cash
charge against goodwill resulted in a tax benefit which generated an additional deferred tax asset of $147.2 million that increased the fair value of the reporting units. An incremental non-cash
charge is then required to reduce the reporting units to their previously determined fair value. Accordingly, we recorded the incremental non-cash
charge of $147.2 million for a total
non-cash
charge of $1.45 billion. The primary factors driving the
non-cash
impairment charge were (i) a change in management structure effective during the third quarter of 2019 that resulted in the determination of reporting units at one level below our single operating segment of physician services, which is also our single reportable segment, (ii) the decrease in our share price used in the market capitalization reconciliation and (iii) changes in the assumptions used in the valuation analysis, specifically the discount rate used in the cash flow analysis which included a company specific-risk premium. Our goodwill balance at December 31, 2019 was $2.71 billion. We believe that the current assumptions and estimates used in our goodwill analysis are reasonable, supportable and appropriate. A 1% change in the discount rate used in the cash flow analysis would have impacted the non-cash
impairment charge in the range of $75.0 million to $90.0 million.
Transformation and Restructuring Initiatives
We have developed a number of strategic initiatives across our organization, in both our shared services functions and our operational infrastructure, with a goal of generating improvements in our general and administrative expenses and our operational infrastructure. We have broadly classified these workstreams in four broad categories including practice operations, revenue cycle management, information technology and human resources. We have included the expenses, which in certain cases represent estimates, related to such activity on a separate line item in our consolidated statements of income beginning in 2019, and we expect these activities to continue through at least 2020. In our shared services departments, we are focused on improving processes, using our resources more efficiently and utilizing our scale more effectively to improve cost and service performance across our operations. Within our operational infrastructure, we have developed specific operational plans within each of our service lines and affiliated physician practices, with specific milestones and regular reporting, with the goal of generating long-term operational improvements and fostering even greater collaboration across our national medical group. We currently intend to make a series of information-technology and other investments to improve processes and performance across our enterprise, using both internal and external resources. We believe these strategic initiatives, together with our continued plans to invest in focused, targeted and strategic organic and acquisitive growth, position us well to deliver a differentiated value proposition to our stakeholders while continuing to provide the highest quality care for our patients.

Senior Notes
In February 2019, we completed a private offering of $500.0 million aggregate principal amount of 6.25% senior unsecured notes due 2027 (the “Additional 2027 Notes”), which are treated as a single class together with the 6.25% senior unsecured notes due 2027 that we issued in November 2018 (“the Initial 2027 Notes” and, collectively with the Additional 2027 Notes, the “2027 Notes”). Our obligations under the 2027 Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee our credit agreement (the “Credit Agreement”). We used the net proceeds of $491.7 million from the issuance of the Additional 2027 Notes to repay a portion of the indebtedness outstanding under our Credit Agreement. Interest on the 2027 Notes accrues at the rate of 6.25% per annum and is payable semi-annually in arrears on January 15 and July 15.
Common Stock Repurchase Programs
In July 2013, our Board of Directors authorized the repurchase of shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs. The share repurchase program allows us to make open market purchases from time-to-time
based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of our common stock to offset the dilutive impact from the issuance of shares, if any, related to our acquisition program. We did not repurchase any shares under this program during the twelve months ended December 31, 2019.
In August 2018, we announced that our Board of Directors had authorized the repurchase of up to $500.0 million of shares of our common stock in addition to our existing share repurchase program, of which $250.0 million remained available as of January 1, 2019. Under this share repurchase program, during the twelve months ended December 31, 2019, we repurchased 5.1 million shares of our common stock for $145.3 million, inclusive of 96,918 shares withheld to satisfy minimum statutory withholding obligations of $2.5 million in connection with the vesting of restricted stock. As of December 31, 2019, $107.2 million remained available under this share repurchase program.
We may utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs.
General Economic Conditions and Other Factors
Our operations and performance depend significantly on economic conditions. During the year ended December 31, 2019, the percentage of our patient service revenue being reimbursed under GHC Programs remained relatively consistent as compared to the year ended December 31, 2018. If economic conditions in the United States deteriorate, we could experience shifts toward GHC Programs, and patient volumes could decline. Further, we could experience and have experienced shifts toward GHC Programs if changes occur in population demographics within geographic locations in which we provide services. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, due to the rising costs of managed care premiums and patient responsibility amounts, we may experience lower net revenue resulting from increased bad debt due to patients’ inability to pay for certain services. See Item 1A. Risk Factors, in this Form
10-K
for additional discussion on the general economic conditions in the United States and recent developments in the healthcare industry that could affect our business.
Healthcare Reform
The Patient Protection and Affordable Care Act (the “ACA”) contains a number of provisions that have affected us and, absent amendment or repeal, may continue to affect us over the next several years. These provisions include the establishment of health insurance exchanges to facilitate the purchase of qualified health plans, expanded Medicaid eligibility, subsidized insurance premiums and additional requirements and incentives for businesses to provide healthcare benefits. Other provisions have expanded the scope and reach of the Federal Civil False Claims Act and other healthcare fraud and abuse laws. Moreover, we could be affected by potential changes to various aspects of the ACA, including changes to subsidies, healthcare insurance marketplaces and Medicaid expansion.
The ACA remains subject to continuing legislative and administrative flux and uncertainty. In 2017, Congress unsuccessfully sought to replace substantial parts of the ACA with different mechanisms for facilitating insurance coverage in the commercial and Medicaid markets. Congress may again attempt to enact substantial or target changes to the ACA in the future. Additionally, Centers for Medicare & Medicaid Services (“CMS”) has administratively revised a number of provisions and may seek to advance additional significant changes through regulation, guidance and enforcement in the future.
At the end of 2017, Congress repealed the part of the ACA that required most individuals to purchase and maintain health insurance or face a tax penalty. In light of these changes, in December 2018, a federal district court in Texas declared that key portions of the ACA were inconsistent with the United States Constitution and that the entire ACA is invalid as a result. Several states appealed this decision, and in December 2019, a federal court of appeals upheld the district court’s conclusion that part of the ACA is unconstitutional but remanded for further evaluation whether in light of this defect the entire ACA must be invalidated. These legal proceedings are likely to continue for several years, and the fate of the ACA will be unresolved and uncertain during this period.
In 2020, there will be federal and state elections that could affect which persons and parties occupy the Office of the President of the United States, control one or both chambers of Congress and many states’ governors and legislatures. Many candidates running for President of the United States are proposing sweeping changes to the U.S. healthcare system, including replacing current healthcare financing mechanisms with systems that would be entirely administered by the federal government.
If the ACA is repealed or further substantially modified by judicial, legislative or administrative action, or if implementation of certain aspects of the ACA are diluted, delayed or replaced with a “Medicare for All” or single payor system, such repeal, modification or delay may impact our business, financial condition, results of operations, cash flows and the trading price of our securities. We are unable to predict the impact of any repeal, modification or delay in the implementation of the ACA, including the repeal of the individual mandate or implementation of a single payor system, on us at this time.
In addition to the potential impacts to the ACA, there could be changes to other GHC Programs, such as a change to the structure of Medicaid. Congress and the Administration have sought to convert Medicaid into a block grant or to institute “per capita spending caps”, among other things. These changes, if implemented could eliminate the guarantee that everyone who is eligible and applies for benefits would receive them and could potentially give states new authority to restrict eligibility, cut benefits and make it more difficult for people to enroll. Additionally, several states are considering and pursuing changes to their Medicaid programs, such as requiring recipients to engage in employment or education activities as a condition of eligibility for most adults, disenrolling recipients for failure to pay a premium, or adjusting premium amounts based on income.
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
The Medicare Access and CHIP Reauthorization Act
Medicare pays for most physician services based upon a national service-specific fee schedule. The Medicare Access and CHIP Reauthorization Act (“MACRA”) provided physicians 0.5% annual increases in reimbursement through 2019 as Medicare transitioned to a payment system designed to reward physicians for the quality of care provided, rather than the quantity of procedures performed. MACRA requires physicians to choose to participate in one of two payment formulas, Merit-Based Incentive Payment System (“MIPS”) or Alternative Payment Models (“APMs”). Beginning in 2020, MIPS will allow eligible physicians to receive incentive payments based on the achievement of certain quality and cost metrics, among other measures, and be reduced for those who are underperforming against those same metrics and measures. As an alternative, physicians can choose to participate in advanced APMs, and physicians who are meaningful participants in APMs will receive bonus payments from Medicare pursuant to the law. MACRA also remains subject to review and potential modification by Congress, as well as shifting regulatory requirements established by CMS. Our affiliated physicians achieved bonus payments in 2020 through participation in the MIPS, although the amounts of such bonus payments is not currently known. We will continue to operationalize the provisions of MACRA and assess any further changes to the law or additional regulations enacted pursuant to the law.
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
More recently, Congress and President Trump have proposed bipartisan solutions to address this circumstance, either by working in tandem with, or in the absence of, applicable state laws. Several committees of jurisdiction in the U.S. House of Representatives and in the U.S. Senate have proposed solutions to address surprise medical bills, but it is unclear whether any of the proposed solutions will become law. In addition, state legislatures and regulatory bodies continue to address and modify existing laws on the same issue. Any state or federal legislation on the topic of surprise billing may have an unfavorable impact on out-of-network
reimbursement that we receive. In addition, actual or prospective legislative changes in this area may impact, and may have impacted, our ability to contract with private payors at favorable reimbursement rates or remain in contract with such payors.
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
Geographic Coverage
During 2019, 2018, and 2017, approximately 52%, 52% and 51%, respectively, of our net revenue was generated by operations in our five largest states. During 2019, 2018 and 2017, our five largest states consisted of Texas, Florida, Georgia, Tennessee, and North Carolina. During 2019, 2018 and 2017, our operations in Texas accounted for approximately 20%, 20% and 18%, respectively, of our net revenue.
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
The following is a summary of our payor mix, expressed as a percentage of net revenue, exclusive of administrative fees, for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
Contracted managed care	69%	70%	70%
Government	24%	24%	25%
Other third-parties	5%	4%	4%
Private-pay patients	2%	2%	1%

	100%	100%	100%

The payor mix shown in the table above is not necessarily representative of the amount of services provided to patients covered under these plans. For example, the gross amount billed to patients covered under GHC Programs for the years ended December 31, 2019, 2018 and 2017 represented approximately 55% of our total gross patient service revenue. These percentages of gross revenue and the percentages of net revenue provided in the table above include the payor mix impact of acquisitions completed through December 31, 2019.

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

We have significant fixed operating costs, including physician compensation, and, as a result, are highly dependent on patient volume and capacity utilization of our affiliated professional contractors to sustain profitability. Additionally, quarterly results may be affected by the timing of acquisitions and fluctuations in patient volume. As a result, the operating results for any quarter are not necessarily indicative of results for any future period or for the full year. Our unaudited quarterly results are presented in further detail in Note 19 to our Consolidated Financial Statements in this Form
10-K.
Application of Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires estimates and assumptions that affect the reporting of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. Note 2 to our Consolidated Financial Statements provides a summary of our significant accounting policies, which are all in accordance with GAAP. Certain of our accounting policies are critical to understanding our Consolidated Financial Statements because their application requires management to make assumptions about future results and depends to a large extent on management’s judgment, because past results have fluctuated and are expected to continue to do so in the future.
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
Accordingly, patient service revenue is presented net of an estimated provision for contractual adjustments and uncollectibles. Management estimates allowances for contractual adjustments and uncollectibles on accounts receivable based upon historical experience and other factors, including days sales outstanding (“DSO”) for accounts receivable, evaluation of expected adjustments and delinquency rates, past adjustments and collection experience in relation to amounts billed, an aging of accounts receivable, current contract and reimbursement terms, changes in payor mix and other relevant information. Collection of patient service revenue we expect to receive is normally a function of providing complete and correct billing information to the GHC Programs and third-party insurance payors within the various filing deadlines and typically occurs within 30 to 60 days of billing. Contractual adjustments result from the difference between the physician rates for services performed and the reimbursements by GHC Programs and third-party insurance payors for such services. The evaluation of these historical and other factors involves complex, subjective judgments. On a routine basis, we compare our cash collections to recorded net patient service revenue and evaluate our historical allowance for contractual adjustments and uncollectibles based upon the ultimate resolution of the accounts receivable balance. These procedures are completed regularly in order to monitor our process of establishing appropriate reserves for contractual adjustments. We have not recorded any material adjustments to prior period contractual adjustments and uncollectibles in the years ended December 31, 2019, 2018, or 2017.
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
DSO is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Any significant change in our DSO results in additional analyses of outstanding accounts receivable and the associated reserves. We calculate our DSO using a three-month rolling average of net revenue. Our net revenue, net income and operating cash flows may be materially and adversely affected if actual adjustments and uncollectibles exceed management’s estimated provisions as a result of changes in these factors. As of December 31, 2019, our DSO was 50.7 days. We had approximately $1.94 billion in gross accounts receivable outstanding at December 31, 2019, and considering this outstanding balance, based on our historical experience, a reasonably likely change of 0.5% to 1.50% in our estimated collection rate would result in an impact to net revenue of $9.7 million to $29.2 million. The impact of this change does not include adjustments that may be required as a result of audits, inquiries and investigations from government authorities and agencies and other third-party payors that may occur in the ordinary course of business. See Note 18 to our Consolidated Financial Statements in this Form
10-K.
Professional Liability Coverage
We maintain professional liability insurance policies with third-party insurers generally on a claims-made basis, subject to self-insured retention, exclusions and other restrictions. Our self-insured retention under our professional liability insurance program is maintained primarily through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Liabilities for claims incurred but not reported are not discounted. The average lag period from the date a claim is reported to the date it reaches final settlement is approximately four years, although the facts and circumstances of individual claims could result in lag periods that vary from this average. Our actuarial assumptions incorporate multiple complex methodologies to determine the best liability estimate for claims incurred but not reported and the future development of known claims, including methodologies that focus on industry trends, paid loss development, reported loss development and industry-based expected pure premiums. The most significant assumptions used in the estimation process include the use of loss development factors to determine the future emergence of claim liabilities, the use of frequency and trend factors to estimate the impact of economic, judicial and social changes affecting claim costs, and assumptions regarding legal and other costs associated with the ultimate settlement of claims. The key assumptions used in our actuarial valuations are subject to constant adjustments as a result of changes in our actual loss history and the movement of projected emergence patterns as claims develop. We evaluate the need for professional liability insurance reserves in excess of amounts estimated in our actuarial valuations on a routine basis, and as of December 31, 2019, based on our historical experience, a reasonably likely change of 4% to 13% in our estimates would result in an increase or decrease to net income of $4.0 million to $14.2 million. However, because many factors can affect historical and future loss patterns, the determination of an appropriate professional liability reserve involves complex, subjective judgment, and actual results may vary significantly from estimates.
Goodwill
We record acquired assets, including identifiable intangible assets and liabilities at their respective fair values, recording to goodwill the excess of purchase price over the fair value of the net assets acquired. We test goodwill for impairment at a reporting unit level on an annual basis, and more frequently if impairment indicators exist. We use a single-step quantitative test with any goodwill impairment measured as the amount by which a reporting unit’s carrying value exceeds its fair value. We use income and market-based valuation approaches to determine the fair value of our reporting units. These approaches focus on various significant assumptions, including the weighted average cost of capital discount factor, revenue growth rates and market multiples for revenue and earnings before interest, taxes and depreciation and amortization (“EBITDA”). We also consider the economic outlook for the healthcare services industry and various other factors during the testing process, including hospital and physician contract changes, local market developments, changes in third-party payor payments, and other publicly available information.
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
Non-GAAP
Measures
In our analysis of our results of operations, we use certain non-GAAP
financial measures. Prior to January 1, 2019, we reported EBITDA and adjusted earnings per common share (“Adjusted EPS”). During 2019, we incurred and anticipate we will continue to incur certain expenses related to transformational and restructuring related expenses that are expected to be project-based and periodic in nature. In addition, beginning with the first quarter of 2019 through the divestiture date of October 31, 2019, we reported MedData as assets held for sale and discontinued operations. Accordingly, beginning with the first quarter of 2019, we began reporting Adjusted EBITDA from continuing operations, defined as income (loss) from continuing operations before interest, taxes, depreciation and amortization, and transformational and restructuring related expenses. Adjusted EPS from continuing operations has also been further adjusted for these items and beginning with the first quarter of 2019 consists of diluted income (loss) from continuing operations per common and common equivalent share adjusted for amortization expense, stock-based compensation expense and transformational and restructuring related expenses. Adjusted EPS from continuing operations is being further adjusted to reflect the impacts from discrete tax events. Adjusted EBITDA and Adjusted EPS have also been adjusted for the non-cash
goodwill impairment charge recorded during the third quarter of 2019. Historical periods do not include any material items that meet the current definition of transformational and restructuring related expenses or goodwill impairment, so although we are retrospectively presenting historical periods for the new definitions, we do not reflect any adjustments for these items.

We believe these measures, in addition to income (loss) from continuing operations, net income (loss) and diluted net income (loss) from continuing operations per common and common equivalent share, provide investors with useful supplemental information to compare and understand our underlying business trends and performance across reporting periods on a consistent basis. These measures should be considered a supplement to, and not a substitute for, financial performance measures determined in accordance with GAAP. In addition, since these non-GAAP
measures are not determined in accordance with GAAP, they are susceptible to varying calculations and may not be comparable to other similarly titled measures of other companies.
For a reconciliation of each of Adjusted EBITDA from continuing operations and Adjusted EPS from continuing operations to the most directly comparable GAAP measures for the years ended December 31, 2019, 2018 and 2017, refer to the tables below (in thousands, except per share data). In addition, historical reconciliations of Adjusted EBITDA from continuing operations and Adjusted EPS from continuing operations are available on our internet website at www.mednax.com under the Investors tab. Our internet website and the information contained therein or connected thereto are not incorporated into or deemed a part of this Form
10-K.

	Years Ended December 31,
	2019	2018	2017
(Loss) income from continuing operations	$(1,150,094)	$258,611	$305,442
Interest expense	119,381	88,789	74,556
Income tax (benefit) provision	(91,886)	96,453	80,231
Depreciation and amortization	78,860	83,832	78,856
Transformational and restructuring related expenses	95,329	—	—
Goodwill impairment	1,449,215	—	—

Adjusted EBITDA from continuing operations	$500,805	$527,685	$539,085

	Years Ended December 31,
	2019		2018		2017
Weighted average diluted shares outstanding	83,495		91,606		92,958
(Loss) income from continuing operations and diluted income from continuing operations per share	$(1,150,094)	$(13.78)	$258,611	$2.82	$305,442	$3.29
Adjustments (1) :
Amortization (net of tax of $13,192, $14,793 and $20,452)	35,668	0.43	39,743	0.43	32,042	0.34
Stock-based compensation (net of tax of $9,544, $10,284 and $11,223)	25,807	0.31	27,626	0.30	17,555	0.19
Transformational and restructuring related expenses (net of tax of $25,739)	69,590	0.83	—	—	—	—
Goodwill impairment (net of tax of $147,215)	1,302,000	15.59	—	—	—	—
Net impact from discrete tax events	(773)	—	—	—	(70,014)	(0.75)

Adjusted income and diluted EPS from continuing operations	$282,198	$3.38	$325,980	$3.55	$285,025	$3.07

(1)	Tax rates of 27.0%, 27.1% and 39.0% were used to calculate the tax effects of the adjustments for the year ended December 31, 2019, 2018 and 2017, respectively. The tax rates used for the years ended December 31, 2019 and 2017 exclude the impact of discrete tax events.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain information related to our continuing operations expressed as a percentage of our net revenue:

	Years Ended December 31,
	2019	2018	2017
Net revenue	100.0%	100.0%	100.0%

Operating expenses:
Practice salaries and benefits	71.4	70.2	68.5
Practice supplies and other operating expenses	3.2	3.2	3.2
General and administrative expenses	11.5	11.7	11.9
Depreciation and amortization	2.2	2.4	2.4
Transformational and restructuring related expenses	2.7	—	—
Goodwill impairment	41.3	—	—

Total operating expenses	132.3	87.5	86.0

(Loss) income from operations	(32.3)	12.5	14.0
Non-operating expense, net	3.0	2.2	2.1

(Loss) income from continuing operations before income taxes	(35.3)	10.3	11.9
Income tax benefit (provision)	2.6	(2.8)	(2.5)

(Loss) income from continuing operations	(32.7)%	7.5%	9.4%

Year Ended December 31, 2019 as Compared to Year Ended December 31, 2018
Our net revenue attributable to continuing operations was $3.51 billion for the year ended December 31, 2019, as compared to $3.45 billion for 2018. The increase in revenue of $58.7 million, or 1.7%, was attributable to an increase in same-unit net revenue, partially offset by a decline in revenue from the non-renewal
of certain contracts. Same units are those units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue grew by $73.3 million, or 2.2%, in the year ended December 31, 2019, as compared to the same period in 2018. The increase in same-unit net revenue was comprised of a net increase of $40.2 million, or 1.2%, related to patient service volumes and a net increase of $33.1 million, or 1.0%, from net reimbursement-related factors. The net increase in revenue related to net reimbursement-related factors was primarily due to favorable rate impacts from our radiology services, modest increases from managed care contracting and an increase in administrative fees received from our hospital partners. The increase in revenue from patient service volumes was primarily related to growth across almost all of our services, driven by growth in neonatology and other pediatric services, including newborn nursery, and anesthesiology services.
Practice salaries and benefits attributable to continuing operations increased $82.4 million, or 3.4%, to $2.51 billion for the year ended December 31, 2019, as compared to $2.43 billion for 2018. This increase was primarily attributable to increased costs associated with physicians and other staff to support organic growth initiatives and growth at our existing units, as well as increases in malpractice expense due to unfavorable trends in claims experience. Of the $82.4 million increase, $39.2 million was related to salaries and $43.2 million was related to benefits and incentive compensation. We anticipate that we will continue to experience a higher rate of growth in clinician compensation expense and malpractice expense at our existing units over historic averages, which could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our securities.
Practice supplies and other operating expenses attributable to continuing operations increased $3.9 million, or 3.6%, to $112.8 million for the year ended December 31, 2019, as compared to $108.9 million for 2018. The increase was primarily attributable to increases in other practice operating expenses as compared to the prior year.

General and administrative expenses attributable to continuing operations primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day
operations of our physician practices and services. General and administrative expenses were $404.6 million for the year ended December 31, 2019, as compared to $403.9 million for 2018. General and administrative expenses as a percentage of net revenue was 11.5% for the year ended December 31, 2019, as compared to 11.7% for the same period in 2018.
Transformational and restructuring related expenses attributable to continuing operations were $95.3 million for the year ended December 31, 2019 of which $65.7 million was related to external consulting costs for various process improvement and restructuring initiatives, $18.0 million was related to severance benefits for eliminated positions and $11.6 million was associated with contract terminations and other such activities.
Goodwill impairment charges attributable to continuing operations was $1.45 billion for the year ended December 31, 2019, nearly all of which related to our anesthesiology service line. See Note 7 – Goodwill and Intangible Assets for more information.
Depreciation and amortization expense attributable to continuing operations decreased $5.0 million, or 5.9%, to $78.9 million for the year ended December 31, 2019, as compared to $83.8 million for 2018, primarily related to a decrease in amortization expense underlying various finite lived intangible assets due to the expiration of amortization periods.
Loss from operations attributable to continuing operations was $1.14 billion for the year ended December 31, 2019, as compared to income from operations attributable to continuing operations of $431.8 million for 2018. Our operating margin was (32.3)% for the year ended December 31, 2019, as compared to 12.5% for 2018. The decrease in our operating margin was primarily due to the non-cash
goodwill impairment charge recorded during 2019 as well as higher operating expense growth, including transformation and restructuring expenses, combined with lower revenue growth. Excluding the non-cash
goodwill impairment charge and the transformation and restructuring expenses, our income from operations attributable to continuing operations was $408.5 million, and our operating margin was 11.6%. We believe excluding the impacts from the non-cash
goodwill impairment charge and transformational and restructuring activity provides a more comparable view of our operating income and operating margin from continuing operations.
Net
non-operating
expenses attributable to continuing operations were $105.9 million for the year ended December 31, 2019, as compared to $76.8 million for 2018. The net increase of $29.1 million, or 38.0%, was primarily related to an increase in interest expense related to a higher average interest rate on our outstanding debt, driven by the incremental senior notes issuances in late 2018 and early 2019.
Our effective income tax rate attributable to continuing operations was 7.4% and 27.2% for the years ended December 31, 2019 and 2018, respectively. Excluding the income tax impacts from the non-cash
goodwill impairment charge and other discrete tax items, our effective income tax rate was 27.0% for the year ended December 31, 2019. We believe excluding the impacts on our effective income tax rate related to the non-cash
impairment charge and other discrete tax items provides a more comparable view of our effective income tax rate.
Loss from continuing operations was $1.15 billion for the year ended December 31, 2019, as compared to income from continuing operations of $258.6 million for 2018. Adjusted EBITDA from continuing operations was $500.8 million for the year ended December 31, 2019, as compared to $527.7 million for the same period in 2018.
Diluted loss from continuing operations per common and common equivalent share was $13.78 on weighted average shares outstanding of 83.5 million for the year ended December 31, 2019, as compared to diluted income from continuing operations of $2.82 on weighted average shares outstanding of 91.6 million for 2018. Adjusted

EPS from continuing operations was $3.38 for the year ended December 31, 2019, as compared to $3.55 for 2018. The decrease of 8.1 million in our weighted average shares outstanding is primarily due to the impact of shares repurchased under a 2018 accelerated share repurchase program and through open market repurchase activity in 2018 and 2019.
Loss from discontinued operations, net of tax, was $347.6 million for the year ended December 31, 2019, reflecting the loss on the initial classification of MedData as assets held for sale, the incremental impairment charge and the preliminary loss on sale recorded during the year ended December 31, 2019, as compared to income from discontinued operations, net of tax, of $10.0 million for 2018. Diluted loss from discontinued operations per common and common equivalent share was $4.16 for the year ended December 31, 2019, as compared to diluted income from discontinued operations per common and common equivalent share of $0.11 for 2018.
Net loss was $1.5 billion for the year ended December 31, 2019, as compared to net income of $268.6 million for 2018. Diluted net loss per common and common equivalent share was $17.94 for the year ended December 31, 2019, as compared to diluted net income per common and common equivalent share of $2.93 for 2018.
Year Ended December 31, 2018 as Compared to Year Ended December 31, 2017
Our net revenue attributable to continuing operations was $3.45 billion for the year ended December 31, 2018, as compared to $3.25 billion for the same period in 2017. The increase in revenue of $201.4 million, or 6.2%, was attributable to an increase in same-unit net revenue and revenue from acquisitions. Same units are those units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue grew by $98.7 million, or 3.3%, for the year ended December 31, 2018, as compared to the same period in 2017. The increase in same-unit net revenue was comprised of a net increase of $61.6 million, or 2.1%, related to net reimbursement-related factors and a net increase of $37.1 million, or 1.2%, from patient service volumes. The net increase in revenue related to net reimbursement-related factors was primarily due to modest improvements in managed care contracting, an increase in the administrative fees received from our hospital partners and the flow through of revenue from modest price increases, partially offset by a decrease in revenue caused by an increase in the percentage of our patients enrolled in GHC Programs. The increase in revenue from patient service volumes was related to growth across almost all of our services.
Practice salaries and benefits attributable to continuing operations increased $199.0 million, or 8.9%, to $2.43 billion for the year ended December 31, 2018, as compared to $2.23 billion for 2017. This increase was primarily attributable to increased costs associated with physicians and other staff to support acquisition-related growth, organic growth initiatives and growth at our existing units, of which $158.9 million was related to salaries and $40.1 million was related to benefits and incentive compensation. Included within practice salaries and benefits expense in 2018 is $18.1 million for certain physicians who remained employed through December 31, 2018 despite the non-renewal
of an anesthesia services contract effective July 1, 2018, under which they had previously provided services.
Practice supplies and other operating expenses attributable to continuing operations increased $2.4 million, or 2.3%, to $108.8 million for the year ended December 31, 2018, as compared to $106.4 million for 2017. The increase was primarily attributable to practice supply, rent and other costs related to our acquisitions.
General and administrative expenses attributable to continuing operations primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day
operations of our physician practices and services. General and administrative expenses increased $18.1 million, or 4.7%, to $403.9 million for the year ended December 31, 2018, as compared to $385.9 million for 2017. The increase is attributable to the overall growth of the Company, including growth from acquisitions. Included within general and administrative expenses was an increase of $9.3 million of stock-based compensation expense primarily resulting from the change in timing of our annual equity grants from June to March in order to align the timing with other compensation related activities. General and administrative expenses also included a decrease of $25.0 million resulting from cost improvements as part of our cost savings initiatives. General and administrative expenses as a percentage of net revenue was 11.7% for the year ended December 31, 2018, as compared to 11.9% for the same period in 2017.
Depreciation and amortization expense attributable to continuing operations increased $4.9 million, or 6.3%, to $83.8 million for the year ended December 31, 2018, as compared to $78.9 million for 2017. The increase was primarily attributable to the amortization of intangible assets related to acquisitions.
Income from operations attributable to continuing operations decreased $23.1 million, or 5.1%, to $431.8 million for the year ended December 31, 2018, as compared to $454.9 million for 2017. Our operating margin was 12.5% for the year ended December 31, 2018, as compared to 14.0% for 2017. The decrease of 148 basis points was primarily due to the impact of the non-renewal
of an anesthesia services contract effective July 1, 2018, as well as higher operating expense growth as compared to revenue growth.
Net
non-operating
expenses attributable to continuing operations were $76.8 million for the year ended December 31, 2018, as compared to $69.2 million for 2017. The net increase in non-operating
expenses attributable to continuing operations was primarily related to an increase in interest expense due to a higher effective interest rate on borrowings outstanding under our Credit Agreement.
Our effective income tax rate attributable to continuing operations was 27.2% for the year ended December 31, 2018, as compared to 20.8% for 2017. Our effective income tax rate attributable to continuing operations in 2017 was impacted by a $70.0 million income tax benefit resulting from the reduction of our net deferred tax liability related to the reduction in the corporate tax rate enacted under the Tax Cuts and Jobs Act of 2017 during the fourth quarter of 2017.
Net income from continuing operations was $258.6 million for the year ended December 31, 2018, as compared to $305.4 million for 2017. Adjusted EBITDA from continuing operations was $527.7 million for the year ended December 31, 2018, as compared to $539.1 million for 2017.
Diluted net income from continuing operations per common and common equivalent share was $2.82 on weighted average shares outstanding of 91.6 million for the year ended December 31, 2018, as compared to $3.29 on weighted average shares outstanding of 93.0 million for 2017. Adjusted EPS from continuing operations was $3.55 for the year ended December 31, 2018, as compared to $3.07 for 2017. The decrease of 1.4 million in our weighted average shares outstanding is primarily due to the impact of shares repurchased under our accelerated share repurchase program.
Income from discontinued operations, net of tax, was $10.0 million for the year ended December 31, 2018, as compared to $14.9 million for the same period in 2017. Diluted income from discontinued operations per common and common equivalent share was $0.11 for the year ended December 31, 2018, as compared to $0.16 for the same period in 2017.
Consolidated net income was $268.6 million for the year ended December 31, 2018, as compared to $320.4 million for the same period in 2017. Diluted net income per common and common equivalent share was $2.93 for the year ended December 31, 2018, as compared to diluted net income per common and common equivalent share of $3.45 for the same period in 2017.
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2019, we had $112.8 million of cash and cash equivalents attributable to continuing operations as compared to $25.5 million at December 31, 2018. Additionally, we had working capital attributable to continuing operations of $189.7 million at December 31, 2019, an increase of $60.7 million from our working capital from continuing operations of $129.0 million at December 31, 2018. This net increase in working capital is primarily due to 2019 earnings and an increase in our operating cash balance, partially offset by the use of funds for repurchases of our common stock and acquisitions.
Cash Flows
Cash provided by (used in) operating, investing and financing activities from continuing operations is summarized as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Operating activities	$338,467	$274,108	$483,367
Investing activities	121,878	(124,380)	(552,990)
Financing activities	(393,070)	(170,594)	90,345

Operating Activities
We generated cash flow from operating activities for continuing operations of $338.5 million, $274.1 million and $483.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. The net increase in cash flow provided of $64.4 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018, was primarily related to a combination of favorable impacts from lower tax payments in 2019 and a decrease in cash flow in 2018 for tax payments made in the first quarter of 2018 for 2017 taxes that were deferred by the Internal Revenue Service for companies impacted by the 2017 hurricanes. Cash flow from operating activities in 2019 was also impacted by cash payments made for transformation and restructuring related expenses which resulted in cash outflows of $69.0 million.
During the year ended December 31, 2019, cash flow provided by accounts receivable for continuing operations was $7.9 million, as compared to cash used of $43.4 million for the same period in 2018. The increase in cash flow from accounts receivable for the year ended December 31, 2019 was primarily due to decreases in ending accounts receivable balances at existing units due to timing of cash collections.
DSO is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO for continuing operations was 50.7 days at December 31, 2019 as compared to 52.5 days at December 31, 2018.
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
We generated cash flow from operating activities for continuing operations of $274.1 million and $483.4 million for the years ended December 31, 2018 and 2017, respectively. Cash flow for the year ended December 31, 2018 was impacted by a decrease in cash flow from income taxes payable resulting from tax payments made in the first quarter of 2018 for 2017 taxes that were deferred by the Internal Revenue Service for companies impacted by the 2017 hurricanes, as well as a net decrease in cash flow related to accounts receivable, partially offset by an increase in cash flow related to changes in deferred taxes. Cash flow for the year ended December 31, 2017 was impacted by changes in the components of income taxes payable for income taxes payments that were deferred to 2018 as a result of the 2017 hurricanes, accounts receivable and professional liability reserves.

Investing Activities
During the year ended December 31, 2019, our net cash provided from investing activities for continuing operations of $121.9 million primarily included net proceeds of $249.7 million from the sale of MedData and net proceeds of $16.0 million related to the purchase and maturity of investments, partially offset by acquisition payments of $112.0 million and capital expenditures of $31.9 million.
Financing Activities
During the year ended December 31, 2019, our net cash used in financing activities of $393.1 million consisted primarily of net repayments on our Credit Agreement of $739.5 million and the repurchase of $145.3 million of our common stock, partially offset by proceeds from our 2027 Notes of $500.0 million.
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
At December 31, 2019, we had no borrowings outstanding on our Credit Agreement. We had outstanding letters of credit of $0.2 million, and the amount available on our Credit Agreement was $1.2 billion at December 31, 2019.
In February 2019, we completed a private offering of the Additional 2027 Notes. At December 31, 2019, the outstanding balance on the 2027 Notes was $1.0 billion. We also had an outstanding principal balance of $750.0 million on our 5.25% senior unsecured notes due 2023 (the “2023 Notes”). Our obligations under the 2023 Notes and the 2027 Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee our Credit Agreement. Interest on the 2023 Notes accrues at the rate of 5.25% per annum, or $39.4 million, and is payable semi-annually in arrears on June 1 and December 1. Interest on the 2027 Notes accrues at the rate of 6.25% per annum, or $62.5 million, and is payable semi-annually in arrears on January 15 and July 15.
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

At December 31, 2019, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under the Credit Agreement and the 2023 Notes and the 2027 Notes.
The exercise of employee stock options and the purchase of common stock by employees participating in our ESPP and SPP generated cash proceeds of $11.3 million, $16.3 million and $23.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. Because stock option exercises and purchases under the ESPP and SPP are dependent on several factors, including the market price of our common stock, we cannot predict the timing and amount of any future proceeds.
We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at December 31, 2019 was $271.8 million, of which $44.9 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet. In addition, there is a corresponding insurance receivable of $29.8 million recorded as a component of other assets for certain professional liability claims that are covered by insurance policies.
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
10-K.
CONTRACTUAL OBLIGATIONS
At December 31, 2019, we had the following obligations and commitments (in thousands):

	Payments Due
Obligation	Total	2020	2021 and 2022	2023 and 2024	2025 and Later
Senior notes (1)	$2,344,116	$101,875	$203,750	$911,094	$1,127,397
Operating leases	102,184	25,060	41,703	22,214	13,207

	$2,446,300	$126,935	$245,453	$933,308	$1,140,604

(1)	Amounts include interest payments at the applicable rate as of December 31, 2019 and assume the amount outstanding under our 2023 Notes and the 2027 Notes will be paid on their maturity dates of December 1, 2023 and January 15, 2027, respectively.

Certain of our acquisition agreements contain contingent consideration provisions based on volume and other performance measures over an up to five-year period. Potential payments under these provisions are not contingent upon the future employment of the sellers. As of December 31, 2019, cash payments of up to $2.7 million may be due through 2020 under all contingent consideration provisions.
At December 31, 2019, our total liability for uncertain tax positions was $8.0 million, all of which is included within other liabilities on our Consolidated Balance Sheets. The timing and amount of future cash flows for each year beyond 2019 cannot be reasonably estimated. See Note 13 to our Consolidated Financial Statements in this Form
10-K
for more information regarding our uncertain tax positions.

OFF-BALANCE
SHEET ARRANGEMENTS
We did not have any
off-balance
sheet arrangements as of December 31, 2019 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In February 2016, the accounting guidance related to leases was issued that requires an entity to recognize leased assets and the rights and obligations created by those leased assets on the balance sheet and to disclose key information about the entity’s leasing arrangements. This guidance became effective for us on January 1, 2019. The adoption of this guidance had a material impact on our Consolidated Balance Sheets and related disclosures, resulting from the recognition of significant right of use assets and related liabilities, primarily related to our operating lease arrangements for space in hospitals and certain other facilities for its business and medical offices. See Note 10 – Lease for more information.
NEW ACCOUNTING PRONOUNCEMENTS
In December 2019, accounting guidance related to income taxes was issued with the goal of enhancing and simplifying various aspects of the income tax accounting guidance, including requirements related to hybrid tax regimes, deferred taxes on step-up
in tax basis of goodwill obtained in a transaction that is not a business combination, separate financial statements of entities not subject to tax, the intraperiod tax allocation exception to the incremental approach, deferred tax liabilities on outside basis differences, and interim-period accounting for enacted changes in tax law and certain year-to-date
loss limitations. The guidance becomes effective on January 1, 2021, including interim periods therein, with early adoption permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. We do not believe the adoption of this new guidance will have a material impact on our consolidated financial statements and related disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We intend to manage interest rate risk through the use of a combination of fixed rate and variable rate debt. We borrow under our Credit Agreement at various interest rate options based on the Alternate Base Rate or LIBOR rate depending on certain financial ratios. At December 31, 2019, we had no outstanding borrowings on our Credit Agreement.

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
AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm
To the
Board of Directors and Shareholders of MEDNAX, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of MEDNAX, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in
Internal Control—Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in
Internal Control—Integrated Framework
(2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Valuation of Patient Services Accounts Receivable—Allowance for Contractual Adjustments and Uncollectibles
As described in Notes 2 and 4 to the consolidated financial statements, patient service revenue is recognized at the time services are provided by the Company’s affiliated physicians. Payments for services rendered are generally less than billed charges. Contractual adjustments result from the difference between the physician rates for services performed and the reimbursements by third-party payors for such services. Patient service revenue is presented net of an estimated provision for contractual adjustments and uncollectibles. Management estimates the allowances for contractual adjustments and uncollectibles on accounts receivable based upon historical experience and other factors, including days sales outstanding for accounts receivable, evaluation of expected adjustments and delinquency rates, past adjustments and collection experience in relation to amounts billed, an aging of accounts receivable, current contract and reimbursement terms, changes in payor mix and other relevant information. Patient services accounts receivable makes up a significant portion of the Company’s consolidated net accounts receivable balance of $498.9 million as of December 31, 2019.
The principal considerations for our determination that performing procedures relating to the valuation of patient services accounts receivable—allowance for contractual adjustments and uncollectibles is a critical audit matter are there was significant judgment by management to determine the estimated allowance to adjust the patient services accounts receivable to the amount that will be collected in the future under the terms of third-party payor contracts. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the audit evidence obtained related to the valuation of patient services accounts receivable.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of patient accounts receivable, which included controls over management’s model, data, and assumptions used to estimate the allowance for contractual adjustments and uncollectibles from third parties. These procedures also included, among others (i) evaluating management’s process for developing the allowance for contractual adjustments and uncollectibles, as well as the relevance and use of historical experience data as an input into the estimate, (ii) testing the completeness and accuracy of the charges and payments used by management in the estimate by testing a sample of revenue transactions, (iii) evaluating the historical accuracy of management’s process for developing the estimate of the amount which will ultimately be collected by comparing actual cash collections to the previously recorded patient services accounts receivable, and (iv) developing an independent expectation of the amount expected to be collected by management. Developing an independent expectation involved calculating the percentage of cash collections as compared to the recorded patient services accounts receivable balance as of the end of the prior year and comparing that percentage to management’s collection expectation used to determine the current year allowance for contractual adjustments and uncollectibles.
Goodwill Impairment Assessment of the Anesthesia and Radiology Reporting Units
As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $2.7 billion as of December 31, 2019 and the Company recognized $1.4 billion of goodwill impairment during the year then ended. The goodwill balance of the Anesthesia and Radiology reporting units represents a portion of the total consolidated goodwill balance. Goodwill is tested for impairment at a reporting unit level on at least an annual basis in accordance with the subsequent measurement provisions of the accounting guidance for goodwill. The Company performs a single-step quantitative test with any goodwill impairment measured as the amount by which a reporting unit’s carrying value exceeds its fair value. Management uses income and market-based valuation approaches to determine the fair value of the Company’s reporting units. These approaches focus on discounted cash flows and revenue and EBITDA multiples based on the Company’s market capitalization to derive the fair value of a reporting unit. Significant assumptions used in these valuations include the weighted average cost of capital discount factor, revenue growth rates and revenue and EBITDA multiples. The Company also considers the economic outlook for the healthcare services industry and various other factors during the testing process, including hospital and physician contract changes, local market developments, changes in third-party payor payments, and other publicly available information.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Anesthesia and Radiology reporting units is a critical audit matter are there was significant judgment by management to determine the fair value of the Anesthesia and Radiology reporting units. In particular, the assumptions used in the determination of fair value, including the weighted average cost of capital discount factor, revenue growth rates, and revenue and EBITDA multiples, involve a high level of subjectivity. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the audit evidence obtained related to the assumptions used in the estimate of fair value of the Anesthesia and Radiology reporting units, and the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment of the Anesthesia and Radiology reporting units, including controls over the valuation of the reporting units. These procedures also included, among others (i) testing of management identification of reporting units, (ii) testing management’s process for developing the fair value estimate of the Anesthesia and Radiology reporting units, (iii) evaluating the appropriateness of the discounted cash flow model and revenue and EBITDA multiples model, (iv) testing the completeness, accuracy, and relevance of underlying data used in the models, and (v) and evaluating the significant judgments and assumptions used by management, including the weighted average cost of capital discount factor, revenue growth rates, and revenue and EBITDA multiples. Evaluating management’s assumptions related to the revenue growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the discounted cash flow model and certain significant assumptions, including the weighted average cost of capital discount factor, and revenue and EBITDA multiples.

/s/ PricewaterhouseCoopers LLP
Miami, Florida
February 20, 2020

We have served as the Company’s auditor since 1999.

MEDNAX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$112,767	$25,491
Restricted cash	—	20,000
Short-term investments	74,510	21,923
Accounts receivable, net	498,869	506,723
Prepaid expenses	21,919	17,123
Other current assets	23,442	17,166
Assets held for sale	—	51,551

Total current assets	731,507	659,977
Investments	—	69,699
Property and equipment, net	94,492	90,434
Goodwill	2,710,292	4,061,439
Intangible assets, net	274,407	313,165
Operating lease right-of-use assets	82,824	—
Deferred income tax assets	162,385	21,910
Other assets	89,994	81,224
Assets held for sale	—	639,633

Total assets	$4,145,901	$5,937,481

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$511,866	$448,567
Current portion of finance lease liabilities	130	253
Current portion of operating lease liabilities	23,317	—
Income taxes payable	6,505	30,598
Liabilities held for sale	—	23,344

Total current liabilities	541,818	502,762
Line of credit	—	739,500
Long-term debt and finance lease liabilities, net	1,730,295	1,234,781
Long-term operating lease liabilities	67,005	—
Long-term professional liabilities	226,892	209,060
Deferred income tax liabilities	57,995	95,581
Other liabilities	22,900	31,828
Liabilities held for sale	—	36,085

Total liabilities	2,646,905	2,849,597
Commitments and contingencies

Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000 shares authorized; 84,248 and 87,820 shares issued and outstanding, respectively	842	878
Additional paid-in capital	987,942	992,647
Retained earnings	510,212	2,094,359

Total shareholders’ equity	1,498,996	3,087,884

Total liabilities and shareholders’ equity	$4,145,901	$5,937,481

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for per share data)

	Years Ended December 31,
	2019	2018	2017
Net revenue	$3,513,542	$3,454,810	$3,253,391

Operating expenses:
Practice salaries and benefits	2,508,778	2,426,376	2,227,335
Practice supplies and other operating expenses	112,766	108,851	106,444
General and administrative expenses	404,643	403,934	385,864
Depreciation and amortization	78,860	83,832	78,856
Transformational and restructuring related expenses	95,329	—	—
Goodwill impairment	1,449,215	—	—

Total operating expenses	4,649,591	3,022,993	2,798,499

(Loss) income from operations	(1,136,049)	431,817	454,892
Investment and other income	5,671	5,211	4,385
Interest expense	(119,381)	(88,789)	(74,556)
Equity in earnings of unconsolidated affiliates	7,779	6,825	952

Total non-operating expenses	(105,931)	(76,753)	(69,219)

(Loss) income from continuing operations before income taxes	(1,241,980)	355,064	385,673
Income tax benefit (provision)	91,886	(96,453)	(80,231)

(Loss) income from continuing operations	(1,150,094)	258,611	305,442
(Loss) income from discontinued operations, net of tax	(347,608)	10,018	14,930

Net (loss) income	$(1,497,702)	$268,629	$320,372

Per common and common equivalent share data:
(Loss) income from continuing operations:
Basic	$(13.78)	$2.84	$3.31

Diluted	$(13.78)	$2.82	$3.29

(Loss) income from discontinued operations:
Basic	$(4.16)	$0.11	$0.16

Diluted	$(4.16)	$0.11	$0.16

Net (loss) income:
Basic	$(17.94)	$2.95	$3.47

Diluted	$(17.94)	$2.93	$3.45

Weighted average common shares:
Basic	83,495	91,104	92,431

Diluted	83,495	91,606	92,958

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common Stock
	Number of Shares		Additional Paid-in Capital	Retained Earnings	Total Equity
		Amount
Balance at December 31, 2016	93,718	$937	$974,304	$1,785,526	$2,760,767
Net income	—	—	—	320,372	320,372
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	528	5	23,271	—	23,276
Issuance of restricted stock	536	5	(5)	—	—
Issuance of restricted stock for acquisition consideration	69	1	2,657	—	2,658
Stock-based compensation expense	—	—	29,573	—	29,573
Forfeitures of restricted stock	(92)	(1)	1	—	—
Repurchased common stock	(1,038)	(10)	(12,473)	(57,709)	(70,192)

Balance at December 31, 2017	93,721	$937	$1,017,328	$2,048,189	$3,066,454
Net income	—	—	—	268,629	268,629
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	495	5	18,914	—	18,919
Issuance of restricted stock	770	8	(8)	—	—
Stock-based compensation expense	—	—	38,703	—	38,703
Stock swaps	(56)	(1)	(2,660)		(2,661)
Forfeitures of restricted stock	(69)	(1)	1	—	—
Repurchased common stock	(7,041)	(70)	(79,631)	(222,459)	(302,160)
Balance at December 31, 2018	87,820	$878	$992,647	$2,094,359	$3,087,884
Net loss	—	—	—	(1,497,702)	(1,497,702)
Unrealized holding gain on investments, net of tax (1)				78	78
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	533	5	11,942	—	11,947
Issuance of restricted stock	1,113	11	(11)	—	—
Stock-based compensation expense	—	—	42,758	—	42,758
Stock swaps	(20)	—	(689)		(689)
Forfeitures of restricted stock	(132)	(1)	1	—	—
Repurchased common stock	(5,066)	(51)	(58,706)	(86,523)	(145,280)

Balance at December 31, 2019	84,248	$842	$987,942	$510,212	$1,498,996

(1)	Presented within retained earnings on both the Consolidated Balance Sheets and the Consolidated Statements of Equity as the balance is immaterial.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net (loss) income	$(1,497,702)	$268,629	$320,372
Loss (income) from discontinued operations	347,608	(10,018)	(14,930)
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	78,860	83,832	78,856
Goodwill impairment	1,449,215	—	—
Amortization of premiums, discounts and issuance costs	5,672	4,572	5,514
Stock-based compensation expense	35,351	37,910	28,778
Deferred income taxes	(177,000)	(25,647)	(61,233)
Other	389	(10,903)	(3,782)
Changes in assets and liabilities:
Accounts receivable	7,854	(43,408)	10,784
Prepaid expenses and other current assets	(9,998)	(6,074)	(3,015)
Other long-term assets	37,989	68	(2,950)
Accounts payable and accrued expenses	104,161	45,943	34,882
Income taxes payable	(24,119)	(61,256)	73,050
Payments of contingent consideration liabilities	(1,170)	(1,093)	(750)
Long-term professional liabilities	9,844	(4,490)	18,478
Other liabilities	(28,487)	(3,957)	(687)

Net cash provided by operating activities – continuing operations	338,467	274,108	483,367
Net cash provided by operating activities – discontinued operations	8,170	15,817	28,011

Net cash provided by operating activities	346,637	289,925	511,378

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(111,975)	(114,491)	(531,232)
Purchases of investments	(35,101)	(15,884)	(27,723)
Proceeds from maturities or sales of investments	51,105	13,710	25,410
Purchases of property and equipment	(31,881)	(30,479)	(26,150)
Proceeds from sales of businesses	249,730	22,764	—
Other	—	—	6,705

Net cash provided by (used in) investing activities – continuing operations	121,878	(124,380)	(552,990)
Net cash used in investing activities – discontinued operations	(19,423)	(18,389)	(23,623)

Net cash provided by (used in) investing activities	102,455	(142,769)	(576,613)

Cash flows from financing activities:
Borrowings on credit agreement	1,247,300	1,723,500	2,846,000
Payments on credit agreement	(1,986,800)	(2,094,500)	(2,699,000)
Proceeds from issuance of senior notes	500,000	500,000	—
Payments for financing costs	(9,194)	(7,090)	(3,525)
Payments of contingent consideration liabilities	(10,120)	(5,263)	(5,449)
Payments on finance lease obligations	(234)	(1,339)	(1,659)
Proceeds from issuance of common stock	11,258	16,258	23,276
Contribution from noncontrolling interests	—	—	894
Repurchases of common stock	(145,280)	(302,160)	(70,192)
Net cash (used in) provided by financing activities – continuing operations	(393,070)	(170,594)	90,345
Net cash used in financing activities – discontinued operations	—	(17)	(608)

Net cash (used in) provided by financing activities	(393,070)	(170,611)	89,737

Net increase (decrease) in cash and cash equivalents	56,022	(23,455)	24,502
Cash, cash equivalents and restricted cash at beginning of year	56,745	80,200	55,698
Less cash and cash equivalents of discontinued operations at end of year	—	(11,254)	(13,843)

Cash and cash equivalents and restricted cash at end of year	$112,767	$45,491	$66,357

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$95,444	$82,540	$73,837
Income taxes	$86,268	$185,416	$75,427
Non-cash investing and financing activities:
Value of common stock issued for acquisitions	$—	$—	$2,657
Equipment financed through finance leases	$—	$—	$684
Property and equipment included in accounts payabl e	$2,400	$2,415	$1,918
The accompanying notes are an integral part of these Consolidated Financial Statements.

8
3

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

In
November 2018, the Company announced the initiation of a process to divest its management services organization, which operated as MedData, to allow the Company to focus on its core physician services business.

On October 10, 2019, the Company entered into a securities purchase agreement with an affiliate of Frazier Healthcare Partners
to divest MedData. The transaction closed on October 31, 2019. Pursuant to the terms and conditions of the agreement, at the closing of the transaction, the Company received a cash payment of $249.7 million, net of
certain net working capital and similar adjustments, as well as contingent economic consideration in an indirect holding company of the buyer, the value of which is contingent on both short and long-term performance of MedData and the maximum amount payable in respect of which is $50.0 million. Upon completion of a valuation to determine the final net proceeds, the Company could re cord an additional gain

or loss. The Company realized certain cash tax benefits from the transaction in the fourth quarter of 2019 and anticipates additional cash tax benefits in future periods. In addition, in accordance with accounting guidance for discontinued operations, the operating results of the service line were reported as discontinued operations in the Company’s Consolidated Statements of Income for the year ended December 31, 2019. Reclassifications have been made to certain prior period financial statements and footnote disclosures to reflect the impact of discontinued operations. See Note 8

–

Discontinued Operations for more information.
Recently Adopted Accounting Pronouncements
In February 2016, the accounting guidance related to leases was issued that require an entity to recognize leased assets and the rights and obligations created by those leased assets on the balance sheet and to disclose key information about the entity’s leasing arrangements. This guidance became effective for the Company on January 1, 2019. The adoption of this guidance had a material impact on the Company’s Consolidated Balance Sheets and related disclosures, resulting from the recognition of significant right of use assets and related liabilities, primarily related to its operating lease arrangements for space in hospitals and certain other facilities for its business and medical offices. See Note 10

–

Leases for more information.
New Accounting Pronouncements
In December 2019, accounting guidance related to income taxes was issued with the goal of enhancing and simplifying various aspects of the income tax accounting guidance, including requirements related to hybrid tax regimes, deferred taxes on step-up
in tax basis of goodwill obtained in a transaction that is not a business combination, separate financial statements of entities not subject to tax, the intraperiod tax allocation exception to the incremental approach, deferred tax liabilities on outside basis differences, and interim-period accounting for enacted changes in tax law and certain year-to-date
loss limitations. The guidance becomes effective for the Company on January 1, 2021, including interim periods therein, with early adoption permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company does not believe the adoption of this new guidance will have a material impact on its Consolidated Financial Statements and related disclosures.
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
Segment Reporting
The Company changed its management structure during the third quarter of 2019 to combine its two historical operating segments into a single unified physician services operating segment.
The
results of the Company’s operations
continue to be
presented as a single reportable segment for purposes of presenting financial information in accordance with the accounting guidance for segment reporting.

The following table summarizes the Company’s net revenue from continuing operations by service line (in percentages):

	Years Ended December 31,
	2019	2018	2017
Women’s and Children’s services	50%	49%	50%
Anesthesiology and related	36%	38%	41%
Radiology	14%	13%	9%

	100%	100%	100%

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
Accounts receivable are primarily amounts due under
fee-for-service
contracts from third-party payors, such as insurance companies, self-insured employers and patients and GHC Programs geographically dispersed throughout the United States and its territories. Concentration of credit risk relating to accounts receivable is limited by the number, diversity and geographic dispersion of the business units managed by the Company, as well as by the large number of patients and payors, including the various governmental agencies in the states in which the Company provides services. Receivables from
GHC Programs
made up approximately 20% and 19% of net accounts receivable at December 31, 2019 and 2018, respectively.
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
Investments
Investments consist of municipal debt securities, federal home loan securities and certificates of deposit. During the year ended December 31, 2019, the Company changed the classification of its investments from held-to-maturity
to available for sale. Although there is no stated expectation that the investments will be sold within one year, the investments are available for use, if needed, and accordingly are classified as short-term. Such investments are carried at fair value with any unrealized gains and losses reported as a component of other accumulated comprehensive income or loss.
Prior to January 1, 2019, the Company classified its investments as held-to-maturity
and carried such investments at amortized cost. Investments with remaining maturities of less than one year were classified as short-term and investments classified as long-term had maturities of one year to five years.
Property and Equipment
Property and equipment are recorded at original purchase cost. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the underlying assets. Estimated useful lives are generally 30 years for buildings; three to seven years for medical equipment, computer equipment, software and furniture; and the lesser of the useful life or the remaining lease term for leasehold improvements and finance
leases. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is included in earnings.
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

In connection with ce
rtain acquisitions, the Company enters into agreements to pay additional amounts in cash or common stock based on the achievement of certain performance measures for up to five years ending after the acquisition dates. The Company measures this contingent consideration at fair value at the acquisition date and records such contingent consideration as a liability or equity on the Company’s Consolidated Balance

Sheets on the acquisition date. The fair value of each contingent consideration liability is remeasured at each reporting period with any change in fair value recognized as income or expense within operations in the Company’s Consolidated Statements of Income. See Note 6 for more information on the Company’s business acquisitions.

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
Goodwill is tested for impairment at a reporting unit level on at least an annual basis in accordance with the subsequent measurement provisions of the accounting guidance for goodwill. The Company performs a single-step quantitative test with any goodwill impairment measured as the amount by which a reporting unit’s carrying value exceeds its fair value. The Company uses income and market-based valuation approaches to determine the fair value of its reporting units. These approaches focus on discounted cash flows and revenue and EBITDA multiples based on the Company’s market capitalization to derive the fair value of a reporting unit. Significant assumptions used in these valuations include the weighted average cost of capital discount factor, revenue growth rates and revenue and EBITDA multiples. The Company also considers the economic outlook for the healthcare services industry and various other factors during the testing process, including hospital and physician contract changes, local market developments, changes in third-party payor payments, and other publicly available information.
The Company completed its annual impairment test for 2019 in the third quarter, and based on that analysis the Company recorded a non-cash
impairment charge of $1.45 billion, nearly all of which related to its anesthesiology reporting unit. See Note 7

–

Goodwill and Intangible Assets for more information. The Company completed annual impairment tests in the third quarter of 2018 and 2017 and determined that goodwill was not impaired in those two years.
Long-Lived Assets
The Company is required to evaluate long-lived assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. The recoverability of such assets is measured by a comparison of the carrying value of the assets to the future undiscounted cash flows before interest charges to be generated by the assets. If long-lived assets are impaired, the impairment to be recognized is measured as the excess of the carrying value over the fair value. Long-lived assets held for disposal are reported at the lower of the carrying value or fair value less disposal costs. The Company does not believe there are any indicators that would require an adjustment to such assets or their estimated periods of recovery at December 31, 2019 pursuant to current accounting standards.
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
Fair Value Measurements
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
The following table presents information about the Company’s financial instruments that are accounted for at fair value on a recurring basis at December 31, 2019 and 2018 (in thousands):

		Fair Value
	Fair Value Category	December 31, 2019	December 31, 2018
Assets:
Money market funds	Level 1	$16,775	$481
Short-term investments	Level 2	74,510	—	(1)
Company-owned life insurance	Level 2	—	10,464
Mutual funds	Level 1	14,264	—
Liabilities:
Contingent consideration	Level 3	2,696	20,039
(1)	Investments were measured at carrying value as of December 31, 2018. See table below.
The following table presents information about the Company’s financial instruments that are not carried at fair value at December 31, 2019 and 2018 (in thousands):

	December 31, 2019				December 31, 2018
	Carrying Amount		Fair Value		Carrying Amount	Fair Value
Assets:
Short-term investments	$—	(2)	$—	(2)	21,923	21,858
Long-term investments	—	(2)	—	(2)	69,699	69,090
Liabilities:
2023 Notes	750,000		766,875		750,000	736,725
2027 Notes	1,000,000		1,025,600		500,000	482,500
(2)	Investments were measured at fair value as of December 31, 2019. See table above.
The carrying amounts of cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments. The carrying value of the line of credit approximates fair value. If the Company’s line of credit was measured at fair value, it would be categorized as Level 2 in the fair value hierarchy.
3.	Investments:
Investments held are summarized as follows (in thousands):

	December 31, 2019		December 31, 2018
	Short- Term	Long-Term	Short-Term	Long-Term
Corporate securities	$32,962	$—	$—	$—
Municipal debt securities	29,066	—	18,473	30,841
Federal home loan securities	8,013	—	2,000	34,393
Certificates of deposit	4,469	—	1,450	4,465

	$74,510	$—	$21,923	$69,699

4.	Accounts Receivable and Net Revenue:
Accounts receivable, net consists of the following (in thousands):

	December 31,
	2019	2018
Gross accounts receivable	$1,943,664	$1,993,395
Allowance for contractual adjustments and uncollectibles	(1,444,795)	(1,486,672)

	$498,869	$506,723

Net revenue consists of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Net patient service revenue	$3,091,987	$3,067,784	$2,915,648
Hospital contract administrative fees	396,814	363,368	315,778
Other revenue	24,741	23,658	21,965

	$3,513,542	$3,454,810	$3,253,391

The following is a summary of our payor mix, expressed as a percentage of net revenue, exclusive of administrative fees and revenue related to management services and other, for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
Contracted managed care	69%	69%	70%
Government	24%	24%	23%
Other third-parties	5%	5%	5%
Private-pay patients	2%	2%	2%

	100%	100%	100%

Accounts receivable consist primarily of amounts due from GHC Programs and third-party insurance payors for services provided by the Company’s affiliated physicians.
Net revenue consists primarily of gross billed charges for services provided by the Company’s affiliated physicians less an estimated allowance for contractual adjustments and uncollectibles to properly account for the anticipated differences between gross billed charge amounts and expected reimbursement amounts.
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
5.	Property and Equipment:
Property and equipment consists of the following (in thousands):

	December 31,
	2019	2018
Building	$26,934	$26,934
Land	6,683	6,683
Equipment and other	262,977	237,400

	296,594	271,017
Accumulated depreciation	(202,102)	(180,583)

	$94,492	$90,434

The Company recorded depreciation expense of $30.0 million, $29.3 million and $26.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
6.	Business Acquisitions:
During the year ended December 31, 2019, the Company completed nine
acquisitions, consisting of
two
neonatology physician practices,
two
maternal-fetal physician practices,
one
radiology practice and
four
other pediatric subspecialty practices for total cash consideration of $112.0 million and accrued purchase consideration of $0.3 million. These acquisitions expanded the Company’s national network of physician practices. In connection with these acquisitions, the Company recorded goodwill of $98.1 million
,
other intangible assets consisting primarily of physician and hospital agreements of $14.0 million and fixed assets of $0.2 million
. The Company expects that $98.1 million of the goodwill recorded during the year ended December 31, 2019 will be deductible for tax purposes.
In addition, the Company paid $11.3 million for contingent consideration in connection with prior period acquisitions. The Company also recorded a decrease of $6.6 million related to the change in fair value of a contingent consideration agreement for which the probability of the achievement of certain performance measures was updated during the year ended December 31, 2019. This change in fair value of contingent consideration was recorded within operating expenses.
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

During the year ended December 31, 2018, in connection with certain prior-period acquisitions, the Company also recorded a net increase in goodwill of $4.0 million composed of a decrease in current assets of $1.2 million, a decrease in noncurrent assets of $1.5 million and a decrease in liabilities of $0.2 million for measurement-period adjustments resulting from the finalization of acquisition accounting as well as additional cash consideration of $1.5 million related to a working capital true up.
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
7.	Goodwill and Intangible Assets:
Goodwill was
$
2.7 billion and $4.1 billion at December 31, 2019 and 2018, respectively. Goodwill is tested for impairment at a reporting unit level on at least an annual basis, in accordance with the subsequent measurement provisions of the accounting guidance for goodwill. Consistent with prior years, the Company performed its annual impairment test in the third quarter of 2019
, specifically as of July 31, 2019. The Company changed its management structure during the third quarter of 2019 to combine its two historical operating segments into a single unified physician services operating segment. However, for goodwill testing purposes, the Company determined that its reporting units would be represented by the components that underly the unified physician services operating segment. The reporting units represent the service line medical groups of Women’s and Children’s, anesthesiology and radiology.
The Company used a combination of income and market-based valuation approaches to determine the fair value of its reporting units.
Significant assumptions used in these valuations included the weighted average cost of capital discount factor, revenue growth rate, and revenue and EBITDA multiples.
Based on the analysis performed, the Company recorded a
non-cash
impairment charge of $1.30 billion during the three months ended September 30, 2019, nearly all of which related to its anesthesiology reporting unit. Recognition of the non-cash
charge against goodwill resulted in a tax benefit which generated an additional deferred tax asset of $147.2 million that increased the fair value of the reporting units.
An incremental
non-cash
charge is then required to reduce the reporting units to their previously determined fair value. Accordingly, the Company recorded the

i
ncremental
non-cash
charge of

$
147.2
 million for a total
non-cash
charge of $
1.45
 billion. The
primary factors driving the
non-cash
impairment
charge were (i) the change in management structure effective during the third quarter resulting in reporting units one level below the Company’s single physician services operating segment, which is also its single reportable segment, (ii) the decrease in the Company’s share price used in the market capitalization reconciliation and (iii) changes in the assumptions used in the valuation analysis, specifically the discount rate used in the cash flow analysis which included a company-specific risk premium.

Intangible assets, net, consist of the following (in thousands):

	December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Physician and hospital agreements	$384,059	$(269,889)	$114,170
Customer relationships	156,530	(29,595)	126,935
Trade names	19,990	(2,326)	17,664
Patented and other technology	34,528	(18,890)	15,638

	$595,107	$(320,700)	$274,407

	December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Physician and hospital agreements	$375,344	$(222,818)	$152,526
Customer relationships	156,530	(29,595)	126,935
Trade names	19,990	(2,326)	17,664
Patented and other technology	33,129	(17,089)	16,040

	$584,993	$(271,828)	$313,165

During the year ended December 31, 2019, the Company recorded intangible assets related to acquisitions totaling $14.0 million, consisting primarily of physician and hospital agreements. The weighted-average amortization period for these physician and hospital agreements is approximately eight years
.
Amortization expense for intangible assets was $48.9 million, $54.5 million and $52.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Amortization expense for existing intangible assets for the next five years is expected to be as follows (in thousands):

2020	$42,502
2021	36,502
2022	29,482
2023	24,482
2024	10,590
8.	Discontinued Operations:
In November 2018, the Company announced the initiation of a process to divest its management services organization, which operated as MedData, to allow the Company to focus on its core physician services business.

On October 10, 2019, the Company entered into a securities purchase agreement with an affiliate of Frazier Healthcare
Partners

to divest MedData
,
 and the
 transaction closed on October 31, 2019. Pursuant to the terms and conditions of the agreement, at the closing of the transaction, the Company received a cash payment of

$
249.7
 million,
net of
certain net working capital and similar adjustments, as well as contingent economic consideration in an indirect holding company of the buyer, the value of which is contingent on both short and long-term performance of MedData and the maximum amount payable in respect of which is $
50.0
 million. The operating results of the management services service line were reported as discontinued operations in the Company’s Consolidated Statements of Income for the year ended December 31, 2019 with prior periods recast to conform with the current period presentation.

The initial classification of the management services service line to assets held for sale during the three months ended March 31, 2019 impacted the net book value of the assets and liabilities expected to be transferred upon sale. The initial determination of the estimated fair value of the management services service line was based on an estimated market value along with estimated broker, accounting, legal and other costs to sell. The Company deemed the carrying amount of other assets within the service line, specifically accounts receivable and property and equipment, to represent fair value and therefore recorded a non-cash
charge during the first quarter of 2019 of $285.0 million against goodwill, which represented the difference between the estimated fair value of the management services service line and the carrying amount of the net assets held for sale. Recognition of the charge against goodwill resulted in a tax benefit which generated an additional $36.6 million deferred tax asset that increased the fair value of the service line. An incremental non-cash
charge is then required to reduce the service line to its previously determined fair value. Accordingly, the Company recorded the incremental non-cash
charge of $36.6 million for a total
non-cash
charge of $321.6 million during the three months ended March 31, 2019, reducing the goodwill balance of the management services service line to zero.
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
During the three months ended December 31, 2019, the preliminary net proceeds for the management services service line were determined to be $242.5 million, net of cash sold and certain working capital adjustments,

resulting in
a preliminary loss on sale of

$
29.1

million.

Upon completion of the valuation of the contingent economic consideration and the working capital true-up, final net proceeds will be determined, and the Company will adjust the loss on sale at that time.

The following table is a reconciliation of the major classes of assets and liabilities classified as assets and liabilities held for sale in the accompanying Consolidated Balance Sheets representing the management services service line as of December 31, 2018 (in thousands):

December 31, 2018
Assets
Cash and cash equivalents	$11,254
Accounts receivable, net	38,118
Prepaid expenses and other assets	2,505
Property and equipment, net	42,603
Goodwill	321,556
Intangible assets, net	275,148

$691,184

Liabilities
Accounts payable, accrued expenses and other liabilities	$23,770
Deferred income taxes	35,659

$59,429

Income from discontinued operations, net of income taxes, as reported in the Company’s Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017 includes net revenue of

$172.7 million, $220.9 million and $230.7 million, respectively. Operating income, excluding transaction related costs, for the years ended December 31, 2019, 2018 and 2017 was
$20.1 million, $14.0 million and $25.2 million
, respectively
.

9.	Accounts Payable and Accrued Expenses:
Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2019	2018
Accounts payable	$39,610	$31,059
Accrued salaries and bonuses	268,619	242,888
Accrued payroll taxes and benefits	67,268	78,415
Accrued professional liabilities	44,869	34,931
Accrued contingent consideration	2,696	18,760
Accrued interest	32,910	9,477
Other accrued expenses	55,894	33,037

	$511,866	$448,567

10.	Operating Leases:
Effective January 1, 2019, the Company adopted the new accounting guidance for lease
s
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

The table below presents the operating lease-related
right-of-use
assets and related liabilities recorded on the Company’s balance sheet and the weighted average remaining lease term and discount rate as of December 31, 2019 (dollars in thousands):

December 31, 2019
Assets:
Operating lease right-of-use assets	$82,824
Liabilities:
Current portion of operating lease liabilities	23,317
Long-term portion of operating lease liabilities	67,005
Other Information:
Weighted-average remaining lease term	5.0 years
Weighted average discount rate	5.3%
The table below presents certain information related to the lease costs for operating leases during the year ended December 31, 2019 (in thousands):

Year Ended December 31, 2019
Operating lease costs	$30,236
Variable lease costs	4,869
Other equipment rent	2,480
Other operating lease costs	4,578

Total operating lease costs	$42,163

The table below presents supplemental cash flow information related to operating leases during the year ended December 31, 2019 (in thousands):

December 31, 2019
Operating cash flows for operating leases	$41,532
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet as of December 31, 2019 (in thousands):

December 31, 2019
2020	$25,060
2021	23,270
2022	18,433
2023	13,794
2024	8,420
Thereafter	13,207

Total minimum lease payments	102,184
Less: Amount of payments representing interest	(11,862)

Present value of future minimum lease payments	90,322
Less: Current obligations	(23,317)

Long-term portion of operating leases	$67,005

11.	Accrued Professional Liabilities:
At December 31, 2019 and 2018, the Company’s total accrued professional liabilities of $271.8 million and $244.0 million, respectively, included incurred but not reported loss reserves of $187.3 million and

$139.1 million, respectively, and loss reserves for reported claims of $84.5 million and $104.9 million, respectively. Of the total liability, $44.9 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet. In addition, there is a corresponding insurance receivable of $29.8 million recorded as a component of other assets for certain professional liability claims that are covered by third-party insurance policies.
The activity related to the Company’s total accrued professional liability for the years ended December 31, 2019, 2018, and 2017 is as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Balance at beginning of year	$243,991	$250,187	$202,052
Assumed liabilities through acquisition	—	1,276	20,716
Provision (adjustment) for losses related to:
Current year	57,495	34,483	41,291
Prior years	23,191	10,299	9,983

Total provision for losses	80,686	44,782	51,274
Claim payments related to:
Current year	(3,044)	(555)	(712)
Prior years	(49,873)	(51,699)	(23,143)

Total payments	(52,917)	(52,254)	(23,855)

Balance at end of year	$271,760	$243,991	$250,187

The net increase in the Company’s total accrued professional liability for the year ended December 31, 2019 was primarily related to overall unfavorable trends in the Company’s claims experience that impacted its provision for losses. The net decrease in the Company’s total accrued professional liability for the year ended December 31, 2018 was primarily related to an increase in claims payments made in the current year, partially offset by overall unfavorable trends in the Company’s claims experience that impacted its provision for losses.

12.	Line of Credit, Long-Term Debt and Finance Lease Obligations:
On March 28, 2019, the Company amended and restated its Credit Agreement to reduce the size of the revolving credit facility, extend the maturity and make other technical and conforming changes. As amended and restated, the Credit Agreement provides for a $1.2 billion unsecured revolving credit facility and includes a $37.5 million sub-facility
for the issuance of letters of credit. The Credit Agreement matures on March 28, 2024 and is guaranteed by substantially all of the Company’s subsidiaries and affiliated professional associations and corporations. At the Company’s option, borrowings under the Credit Agreement will bear interest at (i) the alternate base rate (defined as the higher of (a) the prime rate, (b) the Federal Funds Rate plus 1/2 of 1.00% and (c) LIBOR for an interest period of one month plus 1.00%) plus an applicable margin rate ranging from 0.125% to 0.750% based on the Company’s
consolidated leverage ratio or (ii) the LIBOR rate plus an applicable margin rate ranging from 1.125% to 1.750% based on the Company’s
consolidated leverage ratio. The Credit Agreement also calls for other customary fees and charges, including an unused commitment fee ranging from 0.150% to 0.200% of the unused lending commitments, based on the Company’s
consolidated leverage ratio.
The Credit Agreement contains customary covenants and restrictions, including covenants that require the Company
 to maintain a minimum interest charge ratio, not to exceed a specified consolidated leverage ratio and to comply with laws, and restrictions on the ability of the Company
to pay dividends and make certain other distributions, as specified therein. Failure to comply with these covenants would constitute an event of default under the Credit Agreement, notwithstanding the ability of the
C
ompany to meet its debt service obligations. The Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement.

In December 2015, the Company completed a private offering of $750.0 million aggregate principal amount of 2023 Notes. In November 2018, the Company completed a private offering of $500.0 million aggregate principal amount of 2027 Notes and in February 2019, the Company completed a private offering of

$500.00 million aggregate principal amount of Additional
2027
Notes. At December 31, 2019, the outstanding balance on the 2027 Notes was
 $1.0 billion. The Company’s obligations under the 2023 Notes and the 2027 Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee the Credit Agreement.

Interest on the 2023 Notes accrues at the rate of 5.25% per annum, or $39.4 million, and is payable semi-annually in arrears on June 1 and December 1. Interest on the 2027 Notes accrues at the rate of 6.25% per annum, or $62.5 million, and is payable semi-annually in arrears on January 15 and July 15.
As of December 31, 2019, the Company may redeem all or a portion of the 2023 Notes, at the redemption prices of 101.313% in 2020 and 100% in 2021 and thereafter, plus accrued and unpaid interest to the redemption date.
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
101
% of the aggregate principal amount of the 2023 Notes and the 2027 Notes repurchased plus accrued and unpaid interest.
The carrying value of the Company’s long-term debt was $1.7 billion and $2.0 billion at December 31, 2019 and 2018, respectively, and consisted of the following (in thousands):

	December 31, 2019
	Principal	Unamortized Debt Issuance Costs	Total
Senior n otes	$1,750,000	$(19,762)	$1,730,238
Revolving line of credit	—	(2,664)	(2,664)

Total	$1,750,000	$(22,426)	$1,727,574

	December 31, 2018
	Principal	Unamortized Debt Issuance Costs	Total
Senior n otes	$1,250,000	$(15,408)	$1,234,592
Revolving line of credit	739,500	(4,274)	735,226

Total	$1,989,500	$(19,682)	$1,969,818

The Company presents issuance costs related to long-term debt liabilities, other than revolving credit arrangements, as a direct deduction from the carrying value of that long-term debt. The Company has outstanding letters of credit which reduced the amount available under the Credit Agreement by $0.2 million at December 31, 2019. At December 31, 2019, the Company had an available balance on its Credit Agreement of $1.2 billion.
The carrying values of the Company’s variable rate revolving line of credit approximates fair value due to the short-term nature of the interest rates. The estimated fair value of the Company’s 2023 Notes and 2027 Notes were estimated using trading prices as of December 31, 2019 and 2018, respectively, as Level 2 inputs to estimate fair value and are summarized as follows (in thousands):

	December 31,
	2019	2018
2023 Notes	$766,875	$736,725
2027 Notes	1,025,600	482,500
The Company’s finance lease obligations consist of the following (in thousands):

	December 31,
	2019	2018
Finance lease obligations	$188	$441
Less: Current portion	(130)	(253)

Long-term portion	$58	$188

13.	Income Taxes:
The components of the income tax provision (benefit) are as follows (in thousands):

	December 31,
	2019	2018	2017
Federal:
Current	$73,333	$95,955	$122,379
Deferred	(141,359)	(21,386)	(63,981)

	(68,026)	74,569	58,398

State:
Current	11,777	26,145	19,084
Deferred	(35,637)	(4,261)	2,749

	(23,860)	21,884	21,833

Total	$(91,886)	$96,453	$80,231

The Company files its tax return on a consolidated basis with its subsidiaries, and its affiliated professional contractors file tax returns on an individual basis.
Beginning on January 1, 2018, the Company’s statutory tax rate was reduced from 35.0% to 21.0% as a result of legislation enacted under the Tax Cuts and Jobs Act of 2017 (“TCJA”). The effective tax rate for continuing operations

was 7.4%,
 27.2% and 20.8% for the years ended December 31, 2019, 2018 and 2017, respectively.
During the three months ended September 30, 2019, a $213.7 million income tax charge
 was
recognized
relating to the nondeductible portion of the Company’s non-cash goodwill impairment charge.

During the three months ended December 31, 2017, the Company recorded a $70.0 million income tax benefit related to the reduction of its net deferred tax liability resulting from the reduction in the corporate tax rate under the TCJA.

The differences between the effective rate and the United States federal income tax statutory rate are as follows:

	December 31,
	2019	2018	2017
Tax at statutory rate	21.00%	21.00%	35.00%
State income tax, net of federal benefit	3.85	4.35	3.38
Non-deductible expenses	(0.22)	0.42	0.48
Change in accrual estimates relating to uncertain tax positions	0.36	0.02	—
Capital loss on liquidation	1.79	—	—
Change in valuation allowance	(1.73)	—	—
Impairments	(17.16)	—	—
Other, net	(0.49)	1.70	0.10
Change in tax law	—	(0.32)	(18.16)

Income tax provision	7.40%	27.17%	20.80%

All of the Company’s deferred tax assets and liabilities are classified as long-term. The significant components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2019	2018
Allowance for uncollectible accounts	$202,464	$194,299
Reserves and accruals	72,132	56,583
Stock-based compensation	11,393	9,201
Loss carryforwards	36,017	24,864
Property and equipment	388	—
Other	631	1,197

Deferred tax assets before valuation allowance	323,025	286,144
Less: Valuation allowance	(24,139)	(2,628)

Deferred tax assets, net of valuation allowance	298,886	283,516

Gross deferred tax liabilities:
Amortization	(119,481)	(247,239)
Accounting method changes	(74,684)	(109,418)
Accrual to cash adjustment	—	(39)
Other	(331)	(491)

Total deferred tax liabilities	(194,496)	(357,187)

Net deferred tax assets ( liabilities )	$104,390	$(73,671)

The Company’s net deferred tax assets were $104.4 million as of December 31, 2019, as compared to net deferred tax liabilities of $73.7 million at December 31, 2018. The increase in net deferred tax assets of $178.1 million during the year ended December 31, 2019 was primarily related to the deferred tax benefit from the Company’s non-cash
goodwill impairment charge recorded during the
year
ended
December 31
, 2019.

The increase in the Company’s valuation allowance during the year ended December 31, 2019 was primarily related to a capital loss carryforward generated during 2019.
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
For the years ended December 31, 2019, 2018 and 2017, income tax expense of $3.9 million, $1.4 million and $0.2 million, respectively, was recognized for excess tax deficiencies.
During the year ended December 31, 2019, the Company generated a $68.0 million capital loss carryforward which expires in 2024. As of December 31, 2019, the Company has provided a $17.1 million valuation allowance against this deferred tax asset based on management’s determination that it is more likely

than

not
that the tax benefits related to this asset will not be realized. Additionally, the
 Company has net operating loss
carryforwards
for federal and state tax purposes totaling $

75.4
 million, $
100.7
 million and $
114.5
 million at December
31
,
2019
,
2018
and
2017
, respectively. With respect to the December
31
,
201
9
balance, $
38.7
 million expires at various times from
2021
through
2039
, and $
36.7
 million does not expire.
As of December
31
,
2019
,
2018
and
2017
, the Company’s liability for uncertain tax positions, excluding accrued interest and penalties, was $
7.4
 million, $
11.2
 million and $
11.0
 million, respectively. As of December
31
,
2019
, the Company had $
7.1
 million of uncertain tax positions that, if recognized, would favorably impact its effective tax rate.
The following table summarizes the activity related to the Company’s liability for uncertain tax positions for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017
Balance at beginning of year	$11,185	$10,972	$9,469
Increases related to prior year tax positions	369	385	2,284
Decreases related to prior year tax positions	—	—	(143)
Increases related to current year tax positions	1,700	2,900	1,430
Decreases related to lapse of statutes of limitation	(5,845)	(3,072)	(2,068)

Balance at end of year	$7,409	$11,185	$10,972

During the years ended December 31, 2019 and 2018, the Company decreased its liability for uncertain tax positions by a total of $3.8 million and increased its liability for uncertain tax positions by $0.2 million, respectively, primarily related to additional taxes on current and prior year positions, partially offset by the expiration of statutes of limitation. In addition, the Company anticipates that its liability for uncertain tax positions will increase by $2.0 million over the next 12 months.
The Company includes interest and penalties related to income tax liabilities in income tax expense. The impact to income tax expense related to penalties and interest was not material during the years December 31, 2019, 2018 and 2017.
At December 31, 2019 and 2018, the Company’s accrued liability for interest and penalties related to income tax liabilities totaled $0.6 million
 and
 $1.1 million, respectively.
The Company is currently subject to U.S. Federal and various state income tax examinations for the tax years 2015 through 2018.

14.	Common and Common Equivalent Shares:

The calculation of shares used in the basic and diluted net income per share calculation for the years ended December 31, 2019, 2018, and 2017 is as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Weighted average number of common shares outstanding	83,495	91,104	92,431
Weighted average number of dilutive common share equivalents (a)	—	502	527

Weighted average number of common and common equivalent shares outstanding	83,495	91,606	92,958

Antidilutive securities not included in the diluted net income per common share calculation	516	214	107

(a)	Due to a loss for the year ended December 31, 2019, no incremental shares are included because the effect would be antidilutive.

15.	Stock Incentive Plans and Stock Purchase Plans:

On May 16, 2019, the Company’s shareholders approved the Company’s Amended and Restated 2008 Incentive Compensation Plan (the “Amended and Restated 2008 Incentive Plan”). The amendments, among other things, increased the number of shares of common stock reserved for delivery under the under the Amended and Restated 2008 Incentive Plan from 19.5 million
shares to 27.8
 million
shares, as well as extended the expiration date to ten years from the effective date of approval. The Amended and Restated 2008 Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, deferred
stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property.

Under the Amended and Restated 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards generally vest upon the satisfaction of specified performance-based conditions and service-based conditions. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. At December 31, 2019, the Company had 8.3 million shares available for future grants and awards under its Amended and Restated 2008 Incentive Plan.
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
Each of the ESPP and the SPP provide for the issuance of an aggregate of 2.6 million shares of the Company’s common stock less the number of shares of common stock purchased under the other plan. The Company recognizes stock-based compensation expense for the discount received by participating employees and non-employee
service providers. During the year ended December 31, 2019, 0.5 million shares in the
aggregate were issued under the ESPP and SPP. At December 31, 2019, the Company had approximately 1.1 million shares in the
aggregate reserved for issuance under the ESPP and SPP.

The Company recognized $35.4 million, $37.9 million and $28.8 million of stock-based compensation expense related to its stock incentive plans, the ESPP and the SPP during the years ended December 31, 2019, 2018 and 2017, respectively.

The activity related to the Company’s restricted stock and deferred stock awards and the corresponding weighted average grant-date fair values for the year ended December 31, 2019 are as follows:

	Number of Shares	Weighted Average Fair Value
Non-vested shares at January 1, 2019	1,310,853	$54.46
Awarded	1,112,773	$33.28
Forfeited	(137,091)	$48.37
Vested	(563,420)	$55.96

Non-vested shares at December 31, 2019	1,723,115	$40.77

The aggregate fair value of the restricted and deferred stock that vested during the years ended December 31, 2019, 2018 and 2017 was $31.5 million, $27.4 million and $29.3 million, respectively.
The weighted average grant-date fair value of restricted and deferred stock awards that were granted during the years ended December 31, 2019, 2018 and 2017 was $33.28, $51.99 and $54.22, respectively.
At December 31, 2019, the total stock-based compensation cost related to non-vested
restricted and deferred stock remaining to be recognized as compensation expense over a weighted-average period of 1.4 years was $22.1 million.

The Company did not grant any stock options in 2019, 2018 or 2017, and all stock-based compensation cost related to stock options has been recognized. The activity and certain other information related to the Company’s outstanding stock option awards for the year ended December 31, 2019 are as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2019	112,976	$27.65
Exercised	(40,168)	$18.87		$0.6

Outstanding and exercisable at December 31, 2019	72,808	$32.49	0.8	$—

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 was $0.6 million, $2.8 million and $5.5 million, respectively.
The cash proceeds received from the exercise of stock options for the years ended December 31, 2019, 2018 and 2017 were $0.1 million, $3.7 million and $4.8 million, respectively.
16.	Common Stock Repurchase Programs:
In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Company’s equity compensation programs. The share repurchase program allows the Company to make open market purchases from
time-to-time
based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. No shares were purchased under this program during the year ended December 31, 2019.
In August 2018, the Company announced that its Board of Directors had authorized the repurchase of up to $500.0 million of the Company’s common stock in addition to its existing share repurchase program, of which $250.0 million remained available for repurchase as of December 31, 2018. Under this program, during the year ended December 31, 2019, the Company repurchased approximately 5.1 million shares of its common stock for $145.3 million, inclusive of 96,918 shares withheld to satisfy minimum statutory withholding obligations of $2.5 million in connection with the vesting of restricted stock during the year ended December 31, 2019.
During the year ended December 31, 2018, the Company repurchased approximately 7.0 million shares of its common stock for approximately $302.2 million, inclusive of 54,909 shares withheld to satisfy minimum statutory withholding obligations of $2.5 million in connection with the vesting of restricted stock and exercises of stock options during the second quarter of 2018.
The Company intends to utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.
17.	Retirement Plans:
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

Participants may defer a percentage of their annual compensation subject to the limits defined in the 401(k) Plans. The Company recorded expense of $43.0 million, $54.6 million and $50.1 million for the years ended December 31, 2019, 2018 and 2017, respectively, primarily related to the 401(k) Plans.
18.	Commitments and Contingencies:
The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its securities. The Company has not included an accrual for these matters as of December 31, 2019 in its Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.
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

19.	Selected Quarterly Financial Information (Unaudited):
The following tables set forth a summary of the Company’s selected quarterly financial information for each of the four quarters ended December 31, 2019 and 2018 (in thousands, except for per share data):

	2019 Quarters
	First	Second	Third	Fourth
Net revenue	$851,183	$868,309	$888,675	$905,375

Operating expenses:
Practice salaries and benefits	621,539	608,962	630,309	647,968
Practice supplies and other operating expenses	25,791	28,016	26,950	32,009
General and administrative expenses	101,821	103,540	102,356	96,926
Depreciation and amortization	20,033	19,809	19,608	19,410
Transformational and restructuring related expenses	3,544	27,482	19,992	44,311
Goodwill impairment	—	—	1,449,215	—

Total operating expenses	772,728	787,809	2,248,430	840,624

Income (loss) from operations	78,455	80,500	(1,359,755)	64,751
Investment and other income	1,647	1,222	1,373	1,429
Interest expense	(30,723)	(31,080)	(29,901)	(27,677)
Equity in earnings of unconsolidated affiliates	1,236	1,990	2,249	2,304

Total non-operating expenses	(27,840)	(27,868)	(26,279)	(23,944)

Income (loss) from continuing operations before income taxes	50,615	52,632	(1,386,034)	40,807
Income tax (provision) benefit	(8,962)	(17,116)	125,788	(7,824)

Income (loss) from continuing operations	41,653	35,516	(1,260,246)	32,983
(Loss) income from discontinued operations, net of tax	(284,525)	(43,761)	4,330	(23,652)

Net (loss) income	$(242,872)	$(8,245)	$(1,255,916)	$9,331

Per common and common equivalent share data (1):
Income (loss) from continuing operations:
Basic	$0.48	$0.43	$(15.29)	$0.40

Diluted	$0.48	$0.42	$(15.29)	$0.40

(Loss) income from discontinued operations:
Basic	$(3.31)	$(0.53)	$0.05	$(0.29)

Diluted	$(3.29)	$(0.52)	$0.05	$(0.29)

Net (loss) income:
Basic	$(2.82)	$(0.10)	$(15.24)	$0.11

Diluted	$(2.81)	$(0.10)	$(15.24)	$0.11

Weighted average common shares:
Basic	86,073	83,234	82,441	82,592

Diluted	86,545	83,689	82,441	83,288

(1)	Basic and diluted per share amounts are computed for each of the periods presented. Accordingly, the sum of the quarterly per share amounts may not agree with the full year amount.

	2018 Quarters
	First	Second	Third	Fourth
Net revenue	$852,628	864,987	$848,759	$888,436

Operating expenses:
Practice salaries and benefits	603,955	593,047	599,326	630,048
Practice supplies and other operating expenses	27,403	28,329	27,249	25,870
General and administrative expenses	101,693	100,938	95,771	105,532
Depreciation and amortization	19,914	20,280	22,205	21,433

Total operating expenses	752,965	742,594	744,551	782,883

Income from operations	99,663	122,393	104,208	105,553
Investment and other income	1,474	1,225	1,531	981
Interest expense	(19,935)	(21,618)	(21,788)	(25,448)
Equity in earnings of unconsolidated affiliates	1,525	1,257	1,766	2,277

Total non-operating expenses	(16,936)	(19,136)	(18,491)	(22,190)

Income from continuing operations before income taxes	82,727	103,257	85,717	83,363
Income tax provision	(22,720)	(28,482)	(23,550)	(21,701)

Income from continuing operations	60,007	74,775	62,167	61,662
Income (loss) from discontinued operations, net of tax	3,421	4,637	3,408	(1,448)

Net income	$63,428	79,412	$65,575	$60,214

Per common and common equivalent share data (2):
Income from continuing operations:
Basic	$0.65	$0.80	$0.68	$0.70

Diluted	$0.64	$0.80	$0.68	$0.70

Income (loss) from discontinued operations:
Basic	$0.04	$0.05	$0.04	$(0.02)

Diluted	$0.04	$0.05	$0.04	$(0.02)

Net income:
Basic	$0.68	$0.85	$0.72	$0.68

Diluted	$0.68	$0.85	$0.72	$0.68

Weighted average common shares:
Basic	92,859	92,987	90,984	87,810

Diluted	93,505	93,529	91,359	88,258

(2)	Basic and diluted per share amounts are computed for each of the periods presented. Accordingly, the sum of the quarterly per share amounts may not agree with the full year amount.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.	CONTROLS AND PROCEDURES

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
The Company’s independent registered certified public accounting firm, PricewaterhouseCoopers LLP, has audited our internal control over financial reporting as of December 31, 2019 as stated in their report which appears in this Annual Report on Form
10-K.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.	OTHER INFORMATION

On February 13, 2020, we appointed Mr. Dominic J. Andreano, our General Counsel and Secretary and previously a Senior Vice President, and Mr. Nikos Nikolopoulos, our Chief Strategy and Growth Officer and also previously a Senior Vice President, as Executive Vice Presidents of our company. The appointments as

Executive Vice President reflect the additional responsibilities that each of Messrs. Andreano and Nikolopoulos and Mr. Stephen D. Farber, our Executive Vice President and Chief Financial Officer (together with Messrs. Andreano and Nikolopoulos, the “Executive Officers”) have been assigned following the elimination of the President and Chief Operating Officer roles at our company since June and December 2019, respectively.
In connection with these appointments and assignments of additional responsibilities, also on February 13, 2020, we, through a wholly-owned subsidiary, entered into amended and restated employment agreements (the “Employment Agreements”) with each of the Executive Officers. The Employment Agreements are substantially similar to and conformed to the employment agreement previously entered into between us and Mr. Farber on August 22, 2018, as described in the Current Report on Form 8-K filed by us on August 28, 2018, with certain updates, including (i) providing a 280G “valley” provision so that if in the event of a change in control of our company the amounts payable to an Executive Officer in connection with such change in control would be subject to excise tax under Section 4999 of the Code, we would reduce the payment to an amount equal to the largest portion of such payment that would result in no portion thereof being subject to excise tax (unless such reduction would result in the Executive Officer receiving, on an after tax basis, an amount lower than the unreduced payment after taking into account all applicable federal, state and local employment taxes, income taxes and excise taxes, in which case the payment amount would not be reduced); and (ii) aligning the period of severance payments and post-termination restrictive covenants in the cases of termination by an Executive Officer for Good Reason or of an Executive without Cause at 24 months.
There were no changes to the base salary or annual bonus targets of the Executive Officers in connection with the entrance into the Employment Agreements, the appointments as Executive Vice Presidents, or the assignments of the additional responsibilities. In connection with their appointments as Executive Vice Presidents and assignments of additional responsibilities, the annual equity compensation grant target amount for each of Messrs. Andreano and Nikolopoulos was increased by $300,000 to a minimum annual target of $1,350,000 and $1,300,000, respectively.
We expect to file the Employment Agreements as exhibits to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2020. The foregoing description is qualified in its entirety by reference to the complete text of the Employment Agreements, when filed.

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2020 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.
ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2020 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER Equity Compensation PlanS
The following table provides information as of December 31, 2019, with respect to shares of our common stock that may be issued under existing equity compensation plans, including our Amended and Restated 2008 Incentive Compensation Plan (the “Amended and Restated 2008 Incentive Plan”), our ESPP and our SPP.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	72,808	(1)	$32.49	9,404,824	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	72,808		$32.49	9,404,824

(1)	All shares are issuable under the Amended and Restated 2008 Incentive Plan.

(2)	Under the Amended and Restated 2008 Incentive Plan, 8,321,355 shares remain available for future issuance, and under the ESPP and the SPP, an aggregate of 1,083,469 shares remain available for future issuance.

The remaining information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2020 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2020 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2020 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1)    Financial Statements
The information required by this Item is included in Item 8 of Part II of this Form
10-K.
(a)(2)    Financial Statement Schedule
The following financial statement schedule for the years ended December 31, 2019, 2018 and 2017, is included in this Form
10-K
as set forth below (in thousands).
MEDNAX, INC.
Schedule II: Valuation and Qualifying Accounts

	Years Ended December 31,
	2019	2018	2017
Allowance for contractual adjustments and uncollectibles:
Balance at beginning of year	$1,486,672	$1,284,565	$1,222,998
Amount charged against operating revenue	9,383,853	8,944,637	8,285,317
Accounts receivable contractual adjustments and write-offs (net of recoveries)	(9,425,730)	(8,742,530)	(8,223,750)

Balance at end of year	$1,444,795	$1,486,672	$1,284,565

All other schedules have been omitted because they are not applicable, not required or the information is included elsewhere herein.
(a)(3)	Exhibits

See Item 15(b) of this Form
10-K.
(b)	Exhibits

2.1
Agreement and Plan of Merger, dated as of December 29, 2008, between MEDNAX, Inc., Pediatrix Medical Group, Inc. and PMG Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).

2.2**
Securities Purchase Agreement, dated October 10, 2019, by and between MEDNAX Services, Inc. and FH MD Buyer, Inc. (incorporated by reference to Exhibit 2.1 to MEDNAX’s Current Report on Form 8-K dated October 10, 2019).

3.1	Composite Articles of Incorporation of MEDNAX, Inc. (incorporated by reference to Exhibit 3.1 to MEDNAX’s Annual Report on Form 10-K for the period ended December 31, 2013).

3.2	Amended and Restated By-laws of MEDNAX, Inc. (incorporated by reference to Exhibit 3.1 to MEDNAX’s Current Report on Form 8-K dated November 6, 2018).

4.1	Form of 5.25% Senior Notes due 2023 (incorporated by reference to Exhibit A of the First Supplemental Indenture filed as Exhibit 4.3 to MEDNAX’s Current Report on Form 8-K dated December 8, 2015).

4.2	Form of 6.25% Senior Notes due 2027 (incorporated by reference to Exhibit A of the Fifth Supplemental Indenture filed as Exhibit 4.3 to MEDNAX’s Current Report on Form 8-K dated November 13, 2018).

4.3
Indenture, dated as of December 8, 2015, by and between MEDNAX, Inc. and U.S. Bank National Association, as Trustee. (incorporated by reference to Exhibit 4.2 to MEDNAX’s Current Report on Form 8-K dated December 8, 2015).

4.4
First Supplemental Indenture dated as of December 8, 2015 to the Indenture, dated as of December 8, 2015, by and among MEDNAX, Inc., certain of its subsidiaries and U.S. Bank National Association, as Trustee. (incorporated by reference to Exhibit 4.3 to MEDNAX’s Current Report on Form 8-K dated December 8, 2015).

4.5
Second Supplemental Indenture dated as of March 30, 2017 to the Indenture, dated as of December 8, 2015, by and among MEDNAX, Inc., certain of its subsidiaries and U.S. Bank National Association, as Trustee. (incorporated by reference to Exhibit 10.4 to MEDNAX’s Annual Report on Form 10-K for the period ended December 31, 2017).

4.6
Third Supplemental Indenture dated as of November 9, 2017 to the Indenture, dated as of December 8, 2015, by and among MEDNAX, Inc., certain of its subsidiaries and U.S. Bank National Association, as Trustee. (incorporated by reference to Exhibit 10.5 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2017).

4.7
Fourth Supplemental Indenture dated as of November 13, 2018 to the Indenture, dated as of December 8, 2015, by and among MEDNAX, Inc., certain of its subsidiaries and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.7 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2018).

4.8
Fifth Supplemental Indenture dated as of November 13, 2018 to Indenture, dated as of December 8, 2015, by and among MEDNAX, Inc., certain of its subsidiaries and U.S. Bank National Association, as Trustee. (incorporated by reference to Exhibit 4.3 to MEDNAX’s Current Report on Form 8-K dated November 13, 2018).

4.9
Sixth Supplemental Indenture dated as of February 21, 2019 to the Indenture, dated as of December 8, 2015, by and among MEDNAX, Inc., certain of its subsidiaries and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.2 to MEDNAX’s Quarterly Report on Form 10-Q for the period ended March 31, 2019).

4.10+	Description of Securities of MEDNAX, Inc.

10.1
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

10.2
Amendment No. 1, dated as of November 21, 2018, to the Credit Agreement, dated as of October 30, 2017, among MEDNAX, Inc. certain of its domestic subsidiaries from time to time party thereto as Guarantors, the Lenders parties thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.10 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.3
Amendment No. 2, dated as of March 28, 2019, to the Credit Agreement, dated as of October 30, 2017, among MEDNAX, Inc., certain of its domestic subsidiaries from time to time party thereto as Guarantors, the Lenders parties thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to MEDNAX’s Quarterly Report on Form 10-Q for the period ended March 31, 2019).

10.4
Amended and Restated Stock Option Plan of Pediatrix dated as of June 4, 2003 (incorporated by reference to Exhibit 10.5 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).*

10.5
First Amendment, dated December 29, 2008, to Pediatrix Medical Group, Inc. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.7 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.6
Amended and Restated MEDNAX, Inc. 1996 Non-Qualified Employee Stock Purchase Plan (incorporated by reference to Exhibit A to MEDNAX’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on September 18, 2015).*

10.7	2015 Non-Qualified Stock Purchase Plan of MEDNAX, Inc., dated September 14, 2015 (incorporated by reference to Exhibit B to MEDNAX’s Proxy Statement dated September 18, 2015).*

10.8
Executive Non-Qualified Deferred Compensation Plan of Pediatrix, dated October 13, 1997 (incorporated by reference to Exhibit 10.35 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 1998).*

10.9	Amended and Restated Thrift and Profit Sharing Plan of Pediatrix (incorporated by reference to Exhibit 4.5 to Pediatrix’s Registration Statement on Form S-8 (Registration No. 333-101222)).*

10.10	Pediatrix Medical Group of Puerto Rico Thrift and Profit Sharing Plan (incorporated by reference to Exhibit 4.3 to Pediatrix’s Registration Statement on Form S-8 dated December 9, 2004).*

10.11	Pediatrix Medical Group, Inc. 2004 Incentive Compensation Plan (incorporated by reference to Exhibit A of Pediatrix’s Proxy Statement on Schedule 14A dated April 9, 2004).*

10.12
Second Amendment, dated December 29, 2008, to Pediatrix Medical Group, Inc. 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.8 to MEDNAX’s Current Report on Form 8-K dated January 2, 2009).*

10.13	MEDNAX, Inc. Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Exhibit A to MEDNAX’s Definitive Proxy Statement on Schedule 14A dated March 29, 2019).*

10.14
Pediatrix Medical Group, Inc. Form of Stock Option Agreement for Stock Options Awarded Under the Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.3 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.15
Pediatrix Medical Group, Inc. Form of Incentive Stock Option Agreement for Incentive Stock Options Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.16
Pediatrix Medical Group, Inc. Form of Non-Qualified Stock Option Agreement for Non-Qualified Stock Options Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.17
Pediatrix Medical Group, Inc. Form of Restricted Stock Agreement for Restricted Stock Awarded Under the 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to Pediatrix’s Current Report on Form 8-K dated February 23, 2005).*

10.18
MEDNAX, Inc. Form of Non-Qualified Stock Option Agreement for Non-Qualified Stock Options Awarded Under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.17 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.19
MEDNAX, Inc. Form of Restricted Stock Agreement for Restricted Stock Awarded Under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.18 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.20
Employment Agreement, dated August 7, 2011, by and between MEDNAX Services, Inc. and Roger J. Medel, M.D. (incorporated by reference to Exhibit 10.1 to MEDNAX’s Current Report on Form 8-K dated August 10, 2011).*

10.21
First Amendment to Employment Agreement, dated October 4, 2017, by and between MEDNAX Services, Inc. and Roger J. Medel, M.D. (incorporated by reference to Exhibit 10.1 to MEDNAX’s Current Report on Form 8-K dated October 4, 2017).*

10.22
Second Amendment to Employment Agreement, dated July 1, 2019, by and between MEDNAX Services, Inc. and Roger J. Medel, M.D. (incorporated by reference to Exhibit 10.1 to MEDNAX’s Quarterly Report on Form 10-Q for the period ended September 30, 2019).*

10.23
Employment Agreement, dated August 22, 2018, by and between MEDNAX Services, Inc. and Stephen D. Farber (incorporated by reference to Exhibit 10.1 to MEDNAX’s Current Report on Form 8-K dated August 28, 2018).*

10.24
Employment Agreement, dated February 12, 2019, by and between MEDNAX Services, Inc. and Dominic J. Andreano (incorporated by reference to Exhibit 10.35 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2018).*

10.25+	Employment Agreement, dated August 1, 2019, by and between MEDNAX Services, Inc. and John C. Pepia.*

10.26
Form of Indemnification Agreement between Pediatrix and each of its directors and executive officers. (incorporated by reference to Exhibit 10.6 to Pediatrix’s Annual Report on Form 10-K for the year ended December 31, 2003).*

10.27
Form of Exclusive Management and Administrative Services Agreement with affiliated professional contractors (incorporated by reference to Exhibit 10.31 to MEDNAX’s Annual Report on Form 10-K for the year ended December 31, 2011).

21.1+	Subsidiaries of the Registrant.

23.1+	Consent of PricewaterhouseCoopers LLP.

31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32++	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1+	Inline Interactive Data File

101.INS+	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Schema Document.

101.CAL+	Inline XBRL Calculation Linkbase Document.

101.DEF+	Inline XBRL Definition Linkbase Document.

101.LAB+	Inline XBRL Label Linkbase Document.

101.PRE+	Inline XBRL Presentation Linkbase Document.

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contracts or compensation plans, contracts or arrangements.

**	Portions of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation
S-K
because they are both (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed. The schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation
S-K.

+	Filed herewith.

++	Furnished herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDNAX, INC.

Date: February 20, 2020	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger J. Medel, M.D. Roger J. Medel, M.D.	Chief Executive Officer, Director (Principal Executive Officer)	February 20, 2020

/s/ Stephen D. Farber Stephen D. Farber	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2020

/s/ John C. Pepia John C. Pepia	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 20, 2020

/s/ Cesar L. Alvarez Cesar L. Alvarez	Director and Chairman of the Board	February 20, 2020

/s/ Manuel Kadre Manuel Kadre	Lead Independent Director	February 20, 2020

/s/ Karey D. Barker Karey D. Barker	Director	February 20, 2020

/s/ Waldemar A. Carlo, M.D. Waldemar A. Carlo, M.D.	Director	February 20, 2020

/s/ Michael B. Fernandez Michael B. Fernandez	Director	February 20, 2020

/s/ Paul G. Gabos Paul G. Gabos	Director	February 20, 2020

/s/ Pascal J. Goldschmidt, M.D. Pascal J. Goldschmidt, M.D.	Director	February 20, 2020

/s/ Carlos A. Migoya Carlos A. Migoya	Director	February 20, 2020

/s/ Michael A. Rucker Michael A. Rucker	Director	February 20, 2020

/s/ Enrique J. Sosa, Ph.D. Enrique J. Sosa, Ph.D.	Director	February 20, 2020