Form 10-K/A
period 2019-12-31
MEDNAX, INC.
filed 2020-04-28
CIK 893949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K/A

Amendment No. 1
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
The number of shares of Common Stock of the registrant outstanding on April 15, 2020 was 85,412,375.
DOCUMENTS INCORPORATED BY REFERENCE:
None.

EXPLANATORY NOTE
On February 20, 2020, MEDNAX, Inc., a Florida corporation (the “Company”), filed its Annual Report on Form
10-K
for the fiscal year ended December 31, 2019 (the “Original Form
10-K”).
The Company is filing this Amendment No. 1 on Form
10-K/A
(the “Form
10-K/A”)
in order to include the information required by Items 10 through 14 for Form
10-K.
This information was previously omitted from the Original Form
10-K
consistent with General Instruction G(3) to Form
10-K.
The Company is filing the Form
10-K/A
to provide the information required in Part III of Form
10-K
for purposes of incorporating that information by reference into other filings with the Securities and Exchange Commission (the “SEC”). This Form
10-K/A
amends and restates in its entirety Part III, Items 10 through 14 of the Original Form
10-K,
to include information previously omitted from the Original Form
10-K
consistent with General Instruction G(3) to Form
10-K.
The reference on the cover page of the Original Form
10-K
to the incorporation by reference of portions of the Company’s definitive proxy statement into Part III of the Original Form
10-K
is hereby deleted. In this Form
10-K/A,
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
In addition, as required by Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Form
10-K/A
under Item 15 of Part IV hereof. Because no financial statements have been included in this Form
10-K/A
and this Form
10-K/A
does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form
10-K/A.
Except as described above, this Form
10-K/A
does not modify or update disclosure in, or exhibits to, the Original Form
10-K.
Furthermore, this Form
10-K/A
does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form
10-K.
Information not affected by this Form
10-K/A
remains unchanged and reflects the disclosures made at the time the Original Form
10-K
was filed. Accordingly, this Form
10-K/A
should be read in conjunction with the Original Form
10-K
and our other filings with the SEC.
2

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
GOVERNANCE AND RELATED MATTERS
Our business, property and affairs are managed under the direction of our Board of Directors, except with respect to those matters reserved for our shareholders. Our Board of Directors establishes our overall corporate policies, reviews the performance of our senior management in executing our business strategy and managing our day-to-day
 operations and acts as an advisor to our senior management. Our Board of Directors’ mission is to further the long-term interests of our shareholders. Members of the Board of Directors are kept informed of MEDNAX’s business through discussions with MEDNAX’s management, primarily at meetings of the Board of Directors and its committees, and through reports and analyses presented to them. Significant communications between our Directors and senior management occur apart from such meetings.
Questions and Answers About Our Corporate Governance Practices
What Committees Have Our Board of Directors Established?
The standing committees of MEDNAX’s Board of Directors are the Executive Committee, the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Medical Science and Technology Committee. Copies of the charters for these committees, as well as our corporate governance principles, are available on our website at
www.mednax.com
. Our website and the information contained therein, other than material expressly referred to in this Form
10-K/
A, or connected thereto, are not incorporated into this Form
10-K/A.
A copy of our committee charters and corporate governance principles are also available upon request from MEDNAX’s Secretary at 1301 Concord Terrace, Sunrise, Florida 33323.
How Many Times Did Our Board of Directors Meet During 2019?
During 2019, MEDNAX’s Board of Directors held eight meetings. Committees of the Board of Directors held a combined total of 18 meetings and also took various actions by unanimous written consent. Each Director attended at least 75% of the total number of meetings of MEDNAX’s Board of Directors and its committees held during 2019 during the period he or she was a member thereof. Although MEDNAX has no formal policy with respect to its Directors’ attendance at MEDNAX’s Annual Shareholders’ Meetings, in 2019 all of our Directors attended the Annual Shareholders’ Meeting.
Are a Majority of Our Directors Independent?
Our Board of Directors has reviewed information about each of our non-employee
 Directors and made the determination that all of the
 non-employee
 Directors on our Board of Directors are independent. In arriving at this conclusion, our Board of Directors made the affirmative determination that each of Drs. Waldemar A. Carlo, Pascal J. Goldschmidt and Enrique J. Sosa, Ms. Karey D. Barker and Messrs. Cesar L. Alvarez, Michael B. Fernandez, Paul G. Gabos, Manuel Kadre, Carlos A. Migoya and Michael A. Rucker meet the Board of Directors’ previously adopted categorical standards for determining independence in accordance with the New York Stock Exchange’s corporate governance rules. In making this determination, the Board of Directors considered transactions and relationships between each Director or any member of his or her immediate family and MEDNAX and its subsidiaries and affiliates. These transactions consisted of those transactions reported below under “Certain Relationships and Related Person Transactions — Transactions with Related Persons.” Our Board of Directors determined that each of these transactions and relationships was within the New York Stock Exchange standards and our categorical standards and that none of the transactions or relationships affected the independence of the Director involved. Our adopted categorical standards for determining independence in accordance with the New York Stock Exchange’s corporate governance rules are contained in our corporate governance principles, a copy of which is available on our website at
www.mednax.com
.

Who Are the “Chairman of the Board” and “Lead Independent Director”?
To assist the Board of Directors in fulfilling its obligations, following each annual meeting of shareholders, MEDNAX’s Board of Directors designates a non-management
 Director as “Chairman of the Board.” In addition, the Board of Directors, by a majority vote of the non-management
 Directors, may also designate a
 non-management
 Director as “Lead Independent Director.”
MEDNAX separates the roles of Chief Executive Officer and Chairman of the Board in recognition of the differences between the two roles. The Chief Executive Officer is responsible for determining the long-term strategic direction for the Company. The principal responsibility of the Chairman of the Board is to serve as chief administrative liaison between independent Directors and MEDNAX management and to monitor implementation of Board of Directors’ directives and actions. The principal responsibility of the Lead Independent Director, if designated, is to work collaboratively with the Chairman of the Board and the Chief Executive Officer with respect to Board of Directors governance and process. The Lead Independent Director has additional responsibilities and authorities set out in our corporate governance principles. We believe this balance of shared leadership between the two positions is a strength for the Company.
At least once a year, the Chairman of the Board or Lead Independent Director also presides over meetings of our independent Directors. Following our 2019 annual meeting of shareholders, our Board of Directors appointed Mr. Alvarez to serve as Chairman of the Board and Mr. Kadre to serve as Lead Independent Director.
The Board believes that its current leadership structure provides the most effective leadership model for our Company, as it promotes balance between the Board’s independent authority to oversee our business and the Chief Executive Officer and his management team, which manage the business on a day-to-day
basis.
What Role Does the Board of Directors Serve in Risk Oversight for the Company?
Our Board evaluates its leadership structure and role in risk oversight on an ongoing basis. The Board of Directors provides oversight of the Company’s risk exposure by receiving periodic reports from senior management regarding matters relating to financial, operational, regulatory, legal and strategic risks and mitigation strategies for such risks. In addition, as reflected in the Audit Committee Charter, the Board of Directors has delegated to the Audit Committee responsibility to oversee, discuss and evaluate the Company’s policies and guidelines with respect to risk assessment and risk management, including internal control over financial reporting. As appropriate, the Audit Committee provides reports to and receives direction from the full Board of Directors regarding the Company’s risk management policies and guidelines, as well as the Audit Committee’s risk oversight activities. This division of responsibilities is the most effective approach for addressing the risks facing the Company, and the Company’s board leadership structure supports this approach.
How Can Shareholders Communicate with the Board of Directors?
Anyone who has a concern about MEDNAX’s conduct, including accounting, internal controls or audit matters, may communicate directly with our Chairman of the Board of Directors, Lead Independent Director, our
 non-management
 Directors, the Chairman of the Audit Committee or the Audit Committee. In addition, at the request of the Board, communications that do not directly relate to our Board’s duties and responsibilities as directors will be excluded from distribution. Such excluded items include, among others, “spam;” advertisements, mass mailings, form letters, and email campaigns that involve unduly large numbers of similar communications; solicitations for goods, services, employment or contributions; and surveys. Any excluded communication will be made available to any director upon his or her request. Such communications may be confidential or anonymous, and may be submitted in writing to the Chief Compliance Officer, MEDNAX, Inc., 1301 Concord Terrace, Sunrise, Florida 33323, or reported by phone at
 877-835-5764.
 Any such concerns will be forwarded to the appropriate Directors for their review, and will be simultaneously reviewed and addressed by the Company’s General Counsel or Chief Compliance Officer in the same way that other concerns are addressed by us. MEDNAX’s Code of Conduct, which is discussed below, prohibits any employee from retaliating or taking any adverse action against anyone for raising or helping to resolve an integrity concern.

Has MEDNAX Adopted a Code of Conduct?
MEDNAX has adopted a Code of Conduct that applies to all Directors, officers, employees and independent contractors of MEDNAX and its affiliated professionals. MEDNAX intends to disclose any amendments to, or waivers from, any provision of the Code of Conduct that applies to any of MEDNAX’s executive officers or Directors by posting such information on its website at
www.mednax.com
.
MEDNAX has also adopted a Code of Professional Conduct — Finance that applies to all employees with access to, and responsibility for, matters of finance and financial management, including MEDNAX’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. MEDNAX intends to disclose any amendments to, or waivers from, any provision of the Code of Professional Conduct — Finance that applies to any of MEDNAX’s Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or persons performing similar functions by posting such information on its website at
www.mednax.com
.
Copies of our Code of Conduct and the Code of Professional Conduct — Finance are available on our website at
www.mednax.com
 and upon request from MEDNAX’s Secretary at 1301 Concord Terrace, Sunrise, Florida 33323.
Has MEDNAX Adopted a Clawback Policy?
MEDNAX has adopted a Clawback Policy that permits the Company to seek to recover certain amounts of incentive compensation, including both cash and equity, paid to any executive officer (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) on or after January 1, 2014, if payment of such compensation was based on the achievement of financial results that were subsequently the subject of a restatement of its financial statements due to misconduct, and if the executive engaged in improper conduct that materially contributed to the need for restatement, and a lower amount of incentive compensation would have been earned based on the restated financial results.
Does MEDNAX Require its Executive Officers and Board of Directors to Retain a Certain Amount of MEDNAX Common Stock?
MEDNAX has adopted a Stock Ownership and Retention Policy which requires that each named executive officer and each non-management
 Director retain MEDNAX common stock worth a certain multiple of annual base salary, or cash retainer, respectively. Details of the policy and the required ownership levels are described in further detail in the “Executive Compensation” section of this Form
10-K/A.
Has MEDNAX Adopted an Anti-Hedging and Anti-Pledging Policy?
MEDNAX has adopted a policy prohibiting its directors, management, financial and other insiders from engaging in transactions in MEDNAX securities or derivatives of MEDNAX securities that might be considered hedging, or from holding MEDNAX securities in margin accounts or pledging MEDNAX securities as collateral for a loan, unless such person clearly demonstrates the financial capacity to repay the loan without resort to the pledged securities.
Does MEDNAX Have a Director Retirement Age Policy?
MEDNAX has adopted a Director Retirement Age Policy which provides that a Director must retire and may not stand for re-election
 during the calendar year in which he or she attains age 80. Additionally, no Director may be nominated to a new term if he or she would attain age 80 by the end of the calendar year in which the election is held.

Report of the Audit Committee
The following report of the Audit Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any of MEDNAX’s filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except to the extent that we specifically incorporate such report by reference.
We act under a written charter that has been adopted by MEDNAX’s Board of Directors. While we have the responsibilities set forth in this charter, it is not our duty to plan or conduct audits or to determine that MEDNAX’s financial statements are complete, accurate or in compliance with accounting principles generally accepted in the United States (“GAAP”). This is the responsibility of MEDNAX’s management and independent auditors.
Our primary function is to assist the Board of Directors in their evaluation and oversight of the integrity of MEDNAX’s financial statements and internal control over financial reporting, the qualifications and independence of MEDNAX’s independent auditors and the performance of MEDNAX’s audit functions. In addition, while we are also responsible for assisting the Board of Directors in their evaluation and oversight of MEDNAX’s compliance with applicable laws and regulations, it is not our duty to assure compliance with such laws and regulations or MEDNAX’s Compliance Plan and related policies. We are also responsible for overseeing, discussing and evaluating MEDNAX’s guidelines, policies and processes with respect to risk assessment and risk management and the steps management has taken to monitor and control risk exposure, and we advise the Board of Directors with respect to such matters, as appropriate.
We also oversee MEDNAX’s auditing, accounting and financial reporting processes generally. Management is responsible for MEDNAX’s financial statements and the financial reporting process, including the system of internal controls. We also review the preparation by management of MEDNAX’s quarterly and annual financial statements. MEDNAX’s independent auditors, who are accountable to us, are responsible for expressing an opinion as to whether the consolidated financial statements present fairly, in all material respects, the financial position, results of operations and cash flows of MEDNAX in conformity with GAAP. MEDNAX’s independent auditors are also responsible for auditing and reporting on the effective operation of MEDNAX’s internal control over financial reporting. We are responsible for retaining MEDNAX’s independent auditors and maintain sole responsibility for their compensation, oversight and termination. We are also responsible for pre-approving
 all
 non-audit
 services to be provided by the independent auditors, and on an annual basis discussing with the independent auditors all significant relationships they have with MEDNAX to determine their independence.
In fulfilling our oversight role, we met and held discussions with MEDNAX’s management and independent auditors. Management advised us that MEDNAX’s consolidated financial statements were prepared in accordance with GAAP, and we reviewed and discussed with management the consolidated financial statements for the fiscal year ended December 31, 2019. In addition, we reviewed and discussed the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of MEDNAX’s periodic reports, key accounting and reporting issues and the scope, adequacy and assessments of MEDNAX’s internal controls and disclosure controls and procedures with management and MEDNAX’s independent auditors. We discussed privately with the independent auditors matters deemed significant by the independent auditors, including those matters required to be discussed pursuant to the applicable requirements of the Public Company Accounting Oversight Board (PCAOB) and the SEC.
The independent auditors also provided us with the written disclosures and the letter required by applicable requirements of the PCAOB, regarding the independent accountant’s communications with the Audit Committee concerning independence, and we discussed with the independent auditors matters relating to their independence. We also reviewed a report by the independent auditors describing the firm’s internal quality-control procedures and any material issues raised in the most recent internal-quality control review or external peer review or inspection performed by the PCAOB.
Based on our review with management and the independent auditors of MEDNAX’s audited consolidated financial statements and internal controls over financial reporting and the independent auditors’ report on such financial statements and their evaluation of MEDNAX’s internal controls over financial reporting, and based on the discussions and written disclosures described above and our business judgment, we recommended to the Board of Directors that the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2019 be included in MEDNAX’s Annual Report on Form
 10-K
 for the year ended December 31, 2019, for filing with the SEC.

Submitted by the Audit Committee of the Board of Directors.
Paul G. Gabos
Karey D. Barker
Manuel Kadre
Michael A. Rucker

DIRECTORS AND EXECUTIVE OFFICERS
MEDNAX’s Directors and Executive Officers
MEDNAX’s Directors and Executive Officers are as follows:

Name	Age	Position with MEDNAX
Roger J. Medel, M.D. (1)(5)	73	Chief Executive Officer and Director
Cesar L. Alvarez (1)	72	Chairman of the Board of Directors
Manuel Kadre (1)(2)(4)	54	Lead Independent Director
Karey D. Barker (2)(4)	52	Director
Waldemar A. Carlo, M.D. (4)(5)	67	Director
Michael B. Fernandez (3)	67	Director
Paul G. Gabos (1)(2)	55	Director
Pascal J. Goldschmidt, M.D. (5)	66	Director
Carlos A. Migoya (3)	69	Director
Michael A. Rucker (2)(5)	50	Director
Enrique J. Sosa, Ph.D. (3)	80	Director
Stephen D. Farber	50	Executive Vice President and Chief Financial Officer
Dominic J. Andreano	51	Executive Vice President, General Counsel and Secretary
Nikos Nikolopoulos	52	Executive Vice President, Chief Strategy and Growth Officer
John C. Pepia	57	Senior Vice President, Chief Accounting Officer

(1)	Member of the Executive Committee.

(2)	Member of the Audit Committee.

(3)	Member of the Compensation Committee.

(4)	Member of the Nominating and Corporate Governance Committee.

(5)	Member of the Medical Science and Technology Committee.

Roger J. Medel, M.D.,
 has been a Director of the Company since he
 co-founded
 it in 1979. Dr. Medel served as the Company’s President until May 2000 and as Chief Executive Officer until December 2002. In March 2003, Dr. Medel reassumed the position of President, serving in that position until May 2004, and Chief Executive Officer, a position in which he continues to serve today. Dr. Medel has served as a member of the Board of Trustees of the Dana Farber Cancer Institute, Inc. since January 2016. Dr. Medel was a member of the Board of Trustees of the University of Miami from January 2004 to February 2012. Dr. Medel participates as a member of several medical and professional organizations and, from June 2006 to April 2009, served on the Board of Directors of MBF Healthcare Acquisition Corp. The Board of Directors has concluded that Dr. Medel’s qualifications to serve on the Board include his experience as our Chief Executive Officer and founder of the Company and a physician with training and experience in the Company’s historical base service line of neonatology.
Cesar L. Alvarez
 has been a Director since March 1997 and was elected as Chairman of the Board of Directors in May 2004. Mr. Alvarez is a Senior Chairman of the international law firm of Greenberg Traurig. He previously served as the firm’s Executive Chairman and as its Chief Executive Officer from 1997 to 2012. During his
15-year
tenure as Chief Executive Officer and Executive Chairman, Mr. Alvarez led the firm to become one of the top ten law firms in the United States by leading its growth from 325 lawyers in eight offices to approximately 1,850 attorneys and government professionals in more than 36 locations in the United States, Europe, Asia, and Latin America. Mr. Alvarez also serves on the Board of Directors of Precigen, Inc., The St. Joe Company and Watsco, Inc. and served on the Board of Directors of Fairholme Funds, Inc. from May 2008 until February 2020. Mr. Alvarez served on the Board of Directors of Sears Holdings Corporation from January 2013 until May 2017. The Board of Directors has concluded that Mr. Alvarez’s qualifications to serve on the Board include his management experience as the current Senior Chairman and as former Chief Executive Officer and Executive Chairman of one of the nation’s largest law firms with professionals providing services in numerous locations across the country and abroad as well as his many years of serving clients as a corporate and securities attorney, his corporate governance experience, both counseling and serving on the Boards of Directors of publicly traded and private companies.
Manuel Kadre
 was elected as a Director in May 2007 and designated as Lead Independent Director in March 2014. Since December 2012, Mr. Kadre has been the Chairman and Chief Executive Officer of
Tri-State
Luxury Collection, a group of luxury automotive dealerships. From July 2009 until 2013, Mr. Kadre was the Chief Executive Officer of Gold Coast Caribbean Importers, LLC. Mr. Kadre has served on the Board of Directors of Republic Services, Inc. since June 2014 and was appointed as Chairman of the Board of Directors of Republic Services, Inc. in February 2017. Mr. Kadre has also served on the Board of Directors for The Home Depot, Inc. since October 2018. Mr. Kadre also serves on the Board of Trustees of the University of Miami and on the Board of Governors of University of Miami Hospital. The Board of Directors has concluded that Mr. Kadre’s qualifications to serve on the Board include his experience in acquiring and managing businesses, including those in regulated industries and in government relations, his financial expertise as well as his experience as a member of the Board of Trustees of the University of Miami.

Karey D. Barker
 was elected as a Director in May 2015. Ms. Barker founded Cross Creek Advisors, LLC, a venture capital firm, in 2013 and has served as its Managing Director, Chief Executive Officer and President since that time. Ms. Barker previously served as Managing Director, Venture of Wasatch Advisors, Inc., an investment advisory services firm, from 2006 until 2012 and served as a member of its Board of Directors from 1995 until 2012. Ms. Barker also serves as a board observer for several investment companies on behalf of Cross Creek Advisors. The Board of Directors has concluded that Ms. Barker’s qualifications to serve on the Board include her financial expertise and experience in managing venture capital and public equity funds.
Waldemar A. Carlo, M.D.,
 was elected as a Director in June 1999. Dr. Carlo has served as Professor of Pediatrics and Director of the Division of Neonatology at the University of Alabama at Birmingham School of Medicine since 1991. Dr. Carlo participates as a member of several medical and professional organizations. He has received numerous research awards and grants and has lectured extensively, both nationally and internationally. Additionally, Dr. Carlo is a recipient of the Apgar Award, the highest recognition given to neonatologists by the American Academy of Pediatrics. The Board of Directors has concluded that Dr. Carlo’s qualifications to serve on the Board include his experience as a nationally known Professor of Neonatology leading one of the nation’s largest academic neonatal practices as well as his experience performing scientific research and developing and implementing educational programs for physicians.
Michael B. Fernandez
 was elected as a Director in October 1995. Mr. Fernandez has served as Chairman and Chief Executive Officer of MBF Healthcare Partners, L.P., a private equity firm focused on investing in healthcare service companies, since February 2005. He also served as the Chairman of Simply Healthcare Holdings until its acquisition by Anthem, Inc. in February 2015, and Navarro Discount Pharmacies, LLC until its acquisition by CVS Caremark in September 2014. Mr. Fernandez serves as a member of the Board of Trustees of the University of Miami and was on the Board of Directors of various private entities, including Healthcare Atlantic, Inc., a holding company that operates various healthcare entities. The Board of Directors has concluded that Mr. Fernandez’s qualifications to serve on the Board include his experience over many years as a founder, investor and executive in a variety of successful healthcare businesses (including managed care companies), his financial and marketing expertise, as well as his experience as a member of the Board of Trustees of the University of Miami.
Paul G. Gabos
 was elected as a Director in November 2002. Mr. Gabos, who is presently retired, served as Chief Financial Officer of Lincare Holdings Inc. (“Lincare”), a provider of oxygen and other respiratory therapy services to patients in the home, from June 1997 until December 2012, after its merger with a subsidiary of Linde AG, and prior thereto served as Vice President — Administration for Lincare. Prior to joining Lincare in 1993, Mr. Gabos worked for Coopers & Lybrand, an accounting firm, prior to its merger with Price Waterhouse, and for Dean Witter Reynolds, Inc., a securities firm. Mr. Gabos currently serves as Chairman of the Board of Directors of Benefytt Technologies, Inc. The Board of Directors has concluded that Mr. Gabos’ qualifications to serve on the Board include his management experience as a senior executive and financial expertise as Chief Financial Officer of a publicly traded healthcare services company and prior thereto as an investment banker with a large national firm.
Pascal J. Goldschmidt, M.D.
, was elected as a Director in March 2006. Dr. Goldschmidt currently serves as Chief Medical Officer of Lennar Corp., a home-building and mortgage company, assisting the company with the management of
COVID-19
for its employees. Dr. Goldschmidt is also Director, President and Chief Executive Officer of American Healthcare System Ltd., a UK company that that specializes in advising, managing and operating hospitals and health systems around the world. Dr. Goldschmidt previously served as a Director and Chief Executive Officer of European Care Global QHCI, Ltd., which focuses on the provision of hospital services in the emerging markets, and prior thereto as the Director of Strategic International Projects and Dean Emeritus at the University of Miami. Dr. Goldschmidt served as the Senior Vice President for Medical Affairs and Dean of the University of Miami Leonard M. Miller School of Medicine from April 2006 until May 2016. Dr. Goldschmidt also served as the Chief Executive Officer of the University of Miami Health System from November 2007 until January 2016. Previously, Dr. Goldschmidt was a faculty member with the Department of Medicine at Duke University Medical Center where he served as Chairman from 2003 to 2006 and as Chief of the Division of Cardiology from 2000 to 2003. Dr. Goldschmidt served on the Board of Directors of Health Management Associates from June 2011 until August 2013 and previously served as a director for Opko Health, Inc. from 2007 until 2011. The Board of Directors has concluded that Dr. Goldschmidt’s qualifications to serve on the Board include his experience as a Chief Executive Officer of a healthcare and hospital system, as Dean of a premier medical school managing physicians and other healthcare professionals, as a physician trained in cardiology, as well as his experience performing scientific research and developing and implementing educational programs for physicians.

Carlos A. Migoya
 was elected as a Director in May 2019. Since 2011, Mr. Migoya has served as President and Chief Executive Officer of Jackson Health System, the public health system for Miami-Dade County, which includes Jackson Memorial Hospital, Jackson South Medical Center, Jackson North Medical Center, Holtz Children’s Hospital, Jackson Rehabilitation Hospital, Jackson Behavioral Health Hospital, urgent care centers, multiple primary care and specialty care centers, two long-term care nursing facilities and a team of corrections health services clinics, and generated over $1.8 billion in revenue in 2016. Mr. Migoya led the transformation of Jackson Health System from a large budget deficit in the year before his tenure, to budget surpluses in each subsequent year. Prior to joining Jackson Health System, Mr. Migoya served as City Manager for the City of Miami from 2010 to 2011, a position he held in a pro bono capacity, while eliminating a $115 million budget deficit. Prior to serving as City Manager, Mr. Migoya worked for Wells Fargo & Company and its predecessors, including Wachovia Corporation and First Union Corporation, for more than 25 years, retiring as Regional President, North Carolina and Chief Executive Officer, Atlantic Region. Mr. Migoya served as a member of the board of directors of AutoNation, Inc. from 2006-2015. The Board of Directors has concluded that Mr. Migoya’s qualifications to serve on the Board include his experience leading a large hospital system, particularly during a turnaround period for the system, as well as his career in financial services and his experience with large government organizations.
Michael A. Rucker
 was elected as a Director in May 2019. Since 2017, Mr. Rucker has served as Chief Executive Officer, and since 2016 as a member of the Board of Directors, of Ivy Rehab Network, Inc., one of the largest networks of physical therapy clinics in the United States. Prior to joining Ivy Rehab, Mr. Rucker served from 2010 to 2017 as Executive Vice President and Chief Operating Officer of Surgical Care Affiliates, Inc., at the time a publicly traded operator of one of the nation’s largest networks of surgical facilities, until its acquisition by UnitedHealth Group. Mr. Rucker has also held executive roles in various healthcare companies, including DaVita, Inc., where he served as Division Vice President from 2005 to 2008 after DaVita acquired Gambro Healthcare, where Mr. Rucker had served in various general management and business development capacities since 1997. The Board of Directors has concluded that Mr. Rucker’s qualifications to serve on the Board include his extensive experience as an executive in the healthcare industry, including the management of physician practices and partnerships.
Enrique J. Sosa, Ph.D.
, was elected as a Director in May 2004. Dr. Sosa, who is presently retired, served as President of BP Amoco Chemicals from January 1999 to April 1999. From 1995 to 1998, he was Executive Vice President of Amoco Corporation, a global chemical and oil company. Prior to joining Amoco, Dr. Sosa served as Senior Vice President of The Dow Chemical Company, President of Dow North America and a member of its Board of Directors. Dr. Sosa was a director of FMC Corporation from June 1999 until April 2012 and a director of Northern Trust Corporation from April 2007 until April 2012. The Board of Directors has concluded that Dr. Sosa’s qualifications to serve on the Board include his management and financial expertise as a former executive officer of large international public businesses, his many years of experience with corporate governance, and his service on the Boards of Directors of other publicly traded companies.
Stephen D. Farber
 joined the Company in August 2018 as Executive Vice President and was appointed Chief Financial Officer in November 2018. Prior to joining the Company, Mr. Farber served as Executive Vice President and Chief Financial Officer of Kindred Healthcare, Inc., a post-acute healthcare services company that operates long-term acute-care hospitals and provides rehabilitation services across the United States, from February 2014 until its sale in July 2018. From May 2013 to December 2013, Mr. Farber served as Executive Vice President, Chief Restructuring Officer and Chief Financial Officer of Rural/Metro Corporation, a provider of private fire protection and emergency medical services throughout the United States. Prior to joining Rural/Metro Corporation, Mr. Farber’s principal roles included serving from 2011 to 2012 as
 Executive-in-Residence
 with Warburg Pincus LLC, a global private equity firm, from 2006 to 2009 as Chairman and Chief Executive Officer of Connance, Inc., a predictive analytics provider to healthcare companies, and from 2002 to 2005 as Chief Financial Officer of Tenet Healthcare Corporation.
Dominic J. Andreano
 joined the Company in September 2001 and has served as our General Counsel and Secretary since May 2012. Mr. Andreano was appointed as an Executive Vice President in February 2020 and previously served as Senior Vice President from May 2012 to February 2020. Prior to his appointment as Senior Vice President, General Counsel and Secretary, Mr. Andreano previously served as Vice President, Deputy General Counsel for the Company from January 2009 until May 2012, as Associate General Counsel for the Company from January 2004 until January 2009, and prior thereto as Director, Business Development. Prior to joining the Company, Mr. Andreano was an associate in the corporate securities department of Holland & Knight, LLP in Miami from June 2000 until September 2001, and an associate in the healthcare corporate department of Greenberg Traurig, P.A. in Miami from September 1997 until June 2000.
Nikos Nikolopoulos
rejoined the Company in 2019 and currently serves as our Executive Vice President, Chief Strategy and Growth Officer. Previous positions with the Company include Senior Vice President of Corporate Operations in 2019 and Vice President and Chief of M&A Counsel and Business Transformation from 2015 to 2017. Mr. Nikolopoulos is an experienced executive with more than 25 years of general and line management experience, specializing in global operations and business development, corporate development and strategy, portfolio management, financial analysis and valuation, business turnaround and transformation, and corporate, telecom and intellectual property law. Prior to joining the Company, Mr. Nikolopoulos served as Senior Vice President of Corporate Development, Strategy and Marketing at Avaya, Inc., a multinational technology company, from 2017 to 2019 and as Chief Restructuring Officer and Vice President of Business Operations from 2013 to 2015. Prior thereto, he served in various executive-level business and corporate development and strategy roles at Office Depot, Inc., an office supply retailing company, from 2007 to 2012 and in various senior-level business development roles at Tyco Electronics Ltd., a company that designs and manufactures connectivity and sensor products, from 2001 to 2007.
John C. Pepia
 joined the Company in February 2002 and served as Vice President, Accounting and Finance until May 2016, at which time Mr. Pepia was appointed Senior Vice President and Chief Accounting Officer. The Board of Directors appointed Mr. Pepia as Principal Accounting Officer in August 2016. Prior to joining the Company, from 1996 to 2002, Mr. Pepia held several Vice President of Accounting & Finance positions at ANC Rental Corporation, a car rental company. He served in various financial positions in several public and private companies from 1985 to 1996.
Committees of the Board of Directors
Audit Committee
MEDNAX’s Audit Committee held seven meetings in 2019. Messrs. Gabos and Kadre and Ms. Barker were members of the committee throughout 2019, with Mr. Rucker replacing Dr. Sosa as a member of the Audit Committee in May 2019. Mr. Gabos acted as chair of the committee throughout 2019. MEDNAX’s Board of Directors has determined that each of Messrs. Gabos, Kadre and Rucker and Ms. Barker qualify as “audit committee financial experts” as defined by the rules and regulations of the SEC and that each of Messrs. Gabos, Kadre and Rucker and Ms. Barker meet the independence requirements under such rules and regulations and for a New York Stock Exchange listed company, and that Dr. Sosa also met such requirements.
MEDNAX’s Board of Directors has adopted a written charter for the Audit Committee setting out the functions that it is to perform. A copy of the Audit Committee Charter is available on our website at
www.mednax.com
.
Please refer to the Report of the Audit Committee, which is set forth above, for a further description of our Audit Committee’s responsibilities and its recommendation with respect to our audited consolidated financial statements for the year ended December 31, 2019.
Compensation Committee
MEDNAX’s Compensation Committee held five meetings in 2019, and took various other actions via unanimous written consent. Mr. Fernandez was a member of the Compensation Committee throughout 2019, with Mr. Migoya and Dr. Sosa replacing Mr. Kadre and Dr. Carlo as members of the Compensation Committee in May 2019. Mr. Kadre acted as chair of the Compensation Committee until May 2019, with Dr. Sosa replacing Mr. Kadre as chair upon his appointment. MEDNAX’s Board of Directors has determined that each of Messrs. Fernandez and Migoya and Dr. Sosa meet the independence requirements for a New York Stock Exchange listed company, and Mr. Kadre and Dr. Carlo also met such requirements.
MEDNAX’s Board of Directors has adopted a written charter for the Compensation Committee setting out the functions that it is to perform. A copy of the Compensation Committee Charter is available on our website at
www.mednax.com
.
The primary purpose of MEDNAX’s Compensation Committee is to assist MEDNAX’s Board of Directors in the discharge of the Board of Directors’ responsibilities relating to compensation of executive officers. The scope of authority of MEDNAX’s Compensation Committee includes the following:
•	Evaluating the performance of and setting the compensation for MEDNAX’s Chief Executive Officer and other executive officers;

•	Supervising and making recommendations to MEDNAX’s Board of Directors with respect to incentive compensation plans and equity-based plans for executive officers;

•	Overseeing the review of the Company’s incentive compensation arrangements to determine whether they encourage excessive risk-taking, including discussing at least annually the relationship between risk management policies and practices and compensation and considering, as appropriate, compensation policies and practices that could mitigate any such risk;

•	Evaluating whether or not to engage, retain, or terminate an outside consulting firm for the review and evaluation of MEDNAX’s compensation plans and approving such outside consulting firm’s fees and other retention terms; and

•	Conducting an annual self-assessment of the Compensation Committee.

Upon a determination of MEDNAX’s full Compensation Committee membership, matters may be delegated to a subcommittee for evaluation and recommendation back to the full committee. For a description of the role performed by executive officers and compensation consultants in determining or recommending the amount or form of executive and Director compensation, see “Item 11: Section III — How Pay Decisions are Made.”
Nominating and Corporate Governance Committee
MEDNAX’s Nominating and Corporate Governance Committee held five meetings in 2019, and took various other actions via unanimous written consent. Dr. Carlo was a member of the Nominating and Corporate Governance Committee throughout 2019, with Ms. Barker and Mr. Kadre replacing Dr. Sosa and Mr. Fernandez as members in May 2019. Dr. Carlo served as chair of the committee until May 2019 when he was replaced by Mr. Kadre. MEDNAX’s Board of Directors has determined that each of Drs. Carlo, Ms. Barker and Mr. Kadre meet the independence requirements for a New York Stock Exchange listed company, and Dr. Sosa and Mr. Fernandez also met such requirements.
MEDNAX’s Board of Directors has adopted a written charter for the Nominating and Corporate Governance Committee setting out the functions that it is to perform. A copy of the Nominating and Corporate Governance Committee Charter is available on our website at
 www.mednax.com
.
The Nominating and Corporate Governance Committee assists the Board of Directors with respect to nominating new Directors and committee members and taking a leadership role in shaping the corporate governance of MEDNAX. To fulfill its responsibilities and duties, the committee, among other things, reviews the qualifications and independence of existing Directors and new candidates; assesses the contributions of current Directors; identifies and recommends individuals qualified to be appointed to committees of the Board of Directors; considers rotation of committee members; reviews the charters of the committees and makes recommendations to the full Board of Directors with respect thereto; develops and recommends to the Board of Directors corporate governance principles, including a code of business conduct; and evaluates and recommends succession plans for MEDNAX’s Chief Executive Officer and other senior executives.
Although the Nominating and Corporate Governance Committee does not solicit director nominations, the committee will consider candidates suggested by shareholders in written submissions to MEDNAX’s Secretary in accordance with the procedures described below in the section entitled “Information Concerning Shareholder Proposals.” In evaluating nominees for Director, the committee does not differentiate between nominees recommended by shareholders and others. In identifying and evaluating candidates to be nominated for Director, the committee reviews the desired experience, mix of skills and other qualities required for appropriate Board composition, taking into account the current Board members and the specific needs of MEDNAX and its Board of Directors. Although the committee does not have a formal policy with regard to the consideration of diversity in identifying Director nominees, the committee’s review process is designed so that the Board of Directors includes members with diverse backgrounds, skills and experience, and represents appropriate financial, clinical and other expertise relevant to the business of MEDNAX. At a minimum, Director candidates must meet the following qualifications: high personal and professional ethics, integrity and values and a commitment to the representation of the long-term interests of our shareholders.
Information Concerning Shareholder Proposals
As more specifically provided in our Articles of Incorporation, no business may be brought before an annual meeting unless it is specified in the notice of the meeting or is otherwise properly brought before the meeting by or at the direction of our Board of Directors or by a shareholder entitled to vote who has delivered proper notice to us, together with the information required by our Articles of Incorporation, not less than 120 days nor more than 180 days prior to the first anniversary of the preceding year’s notice of annual meeting. A copy of the provision of MEDNAX’s Articles of Incorporation relating to shareholder nominations is available upon request from MEDNAX’s Secretary at 1301 Concord Terrace, Sunrise, Florida 33323. These requirements are separate from the SEC’s requirements that a shareholder must meet in order to have a shareholder proposal included in our Proxy Statement for the 2020 Annual Meeting of Shareholders.
Shareholders who wish to have a proposal considered for inclusion in our proxy materials for the 2020 Annual Shareholders’ Meeting pursuant to Rule
14a-8
under the Exchange Act must ensure that such proposal is received by the Company’s Secretary at MEDNAX, Inc., 1301 Concord Terrace, Sunrise, Florida 33323, on or prior to May 1, 2020, which the Company has determined to be a reasonable time before it expects to begin to print and send notice of its proxy materials. Any such proposal must also meet the requirements set forth in the rules and regulations of the SEC in order to be eligible for inclusion in the proxy materials for the 2020 Annual Meeting of Shareholders.

Risk Considerations in Our Compensation Programs
The Company has reviewed its compensation structures and policies as they pertain to risk and has determined that its compensation programs do not create or encourage the taking of risks that are reasonably likely to have a material adverse effect on the Company.
Compensation Committee Report
Please see “Item 11 — Executive Compensation” below for the Compensation Committee Report.
ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS
seCTION I: COMPENSATION committee REPORT
The Compensation Committee determines the compensation for our CEO and other NEOs and oversees the administration of our executive compensation program. The Compensation Committee is composed entirely of independent Directors and is advised as necessary by independent consultants and legal counsel. Our CEO provides advice and recommendations to the Compensation Committee with respect to the compensation of other senior executive officers. Under the rules of the Securities and Exchange Commission, our NEOs for 2019 are:
•	Roger J. Medel, M.D., Chief Executive Officer

•	Stephen D. Farber, Executive Vice President and Chief Financial Officer

•	Joseph M. Calabro, Former President (January – June only)

•	David A. Clark, Former Chief Operating Officer

•	Dominic J. Andreano, Executive Vice President, General Counsel and Secretary

•	John C. Pepia, Senior Vice President, Chief Accounting Officer

In fulfilling our role, we met and held discussions with the Company’s management and reviewed and discussed this CD&A. Based on our review and such discussions, we recommended to the Board of Directors that the CD&A be included in this Form
10-K/
A.
Submitted by the Compensation Committee of the Board of Directors:
Enrique J. Sosa, Ph.D.
Carlos A. Migoya
Michael B. Fernandez
This Compensation Committee Report does not constitute soliciting material and should not be deemed filed or incorporated by reference into any of MEDNAX’s filings under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate such report by reference.

SECTION II: EXECUTIVE SUMMARY
2019 Business Highlights
Stability and building long-term value are at the core of everything we do. We are a leading provider of physician services with a wide national network of affiliated physicians who specialize in fields such as newborn and maternal care, anesthesia, radiology and pediatric specialty care, among others. Our unique healthcare model has been in place for more than 40 years, allowing us to focus on what is most important in our industry—taking great care of our patients and improving patient outcomes. In 2019, we continued to position ourselves for the future of healthcare by concentrating on our long-term growth strategy. We remained disciplined in our spending, highly-selective in our acquisitions and responsive to the changing healthcare landscape.
During 2019, we continued to face challenges across our organization, including reduced patient volumes, changing payor mix and continued cost pressures of clinical compensation and medical malpractice expense. In response to these challenges, we developed a number of strategic initiatives across our organization, in both our shared services functions and our operational infrastructure, with a goal of generating improvements in our general and administrative expenses and our operational infrastructure. We broadly classified these workstreams in four broad categories including practice operations, revenue cycle management, information technology and human resources and expected these activities to continue through at least 2020. In addition, in October 2019, we completed the divestiture of our management services organization, which operated as MedData, to allow us to focus on our core physician services business.
As part of the operational infrastructure changes, in June 2019, the Company eliminated Mr. Calabro’s position as President. At the end of 2019, the Company also eliminated Mr. Clark’s position as Chief Operating Officer. Both executives’ terminations were by the Company without Cause, as that term was defined in each of Messrs. Calabro’s and Clark’s employment agreements. More information regarding the terms of Messrs. Calabro’s and Clark’s separation and the termination benefits paid to each executive can be found in Item 11: Section IV in the Section entitled “Potential Payments Upon Termination or Change in Control”.
As a result of the coronavirus
(COVID-19)
pandemic, beginning in March 2020, we implemented a number of actions to preserve our financial flexibility and partially mitigate the significant anticipated impact of
COVID-19
on our company. These steps included a suspension of most activities related to our transformational and restructuring programs, limiting these expenditures to those that provide essential support for our response to the
COVID-19
pandemic. In addition, (i) we temporarily reduced executive and key management base salaries, including 50% reductions in salaries for our named executive officers; (ii) our Board of Directors agreed to forego their annual cash retainer and cash meeting payments, until further notice; (iii) we enacted a combination of salary reductions and furloughs for non-clinical
employees; and (iv) we enacted significant operational and practice-specific expense reduction plans across our clinical operations.
We have implemented a variety of solutions across specialties to support clinicians and patients during this pandemic, including
•	Clinician Shortage Support

Anesthesiologists and anesthesia clinicians are assisting with critical care needs while non-emergent
and elective surgical procedures are on hold, and pediatric clinicians are lending their expertise to help fulfill the need for added adult care.
•	Strengthening of Supply Chain

MEDNAX is helping to address the shortage of personal protective equipment (PPE) by partnering with vendors across industries to source high filtration respirators, surgical masks and other forms of PPE for protective use.
•	Expanded Virtual Care Offerings

Utilizing VSee, an internationally-recognized telehealth platform, MEDNAX has deployed a national multi-specialty virtual clinic to expand its telehealth offerings and make virtual care available to its clinical workforce, enabling continued patient consults and clinician collaboration while minimizing
COVID-19
exposure.
•	Early Virus Detection Using Cutting-Edge Imaging Diagnostic Tools

MEDNAX Radiology Solutions is leading early detection efforts through chest imaging. vRad, a MEDNAX company, diagnosed one of the first
COVID-19
patients in the United States via chest computed tomography (CT), which showed findings consistent with a severe acute respiratory viral infection. In the absence of laboratory testing kits, chest CT can serve as a diagnostic tool. In addition, MEDNAX Radiology Solutions is refining natural language processing (NLP) to identify the incidence of viral pneumonia and typical findings of the
COVID-19
virus in the lungs via chest CT across the proprietary MEDNAX Imaging Platform and inference engine, which is connected to more than 2,000 partner facilities across the country. The NLP is run retrospectively to monitor the amount and rate of increase of suspected chest CT findings for
COVID-19
and viral pneumonia, supporting faster treatment. If successful, this cutting-edge diagnostic tool could serve as an effective tracker of the disease’s progression throughout the country and provide new insights for imaging findings for
COVID-19
patients.
•	Virtual Forum to Provide Clinician Support

To support frontline clinicians while abiding by social distancing recommendations, MEDNAX has created a virtual doctors’ lounge for clinicians across specialties to connect and socialize in the absence of typical in-person
lounges, helping to boost morale and preserve a sense of normalcy.
At this time, we cannot anticipate what the ultimate effect of
COVID-19
will be on our business, financial condition, results of operations, cash flows and the trading price of our securities.
2019 Financial Information
Key financial results for the last three fiscal years, including the impact of the challenges we faced in 2019, are highlighted in the tables below. Results presented below are on a continuing operations basis. The operating results of MedData were reported as discontinued operations in our consolidated statements of income for the year ended December 31, 2019.

Adjusted earnings before interest, taxes and depreciation and amortization (“Adjusted EBITDA”) is a non-GAAP
financial measure. For a description of the rationale for our presentation of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for the years ended December 31, 2019, 2018 and 2017, please see the disclosure under the caption
“Non-GAAP
Measures” beginning on page 64 of the Original Form
10-K
.
Response to
Say-on-Pay
Vote and Shareholder Outreach
Each year, we provide our shareholders with the opportunity to approve, or vote against, the compensation of our NEOs
(“say-on-pay”).
We are committed to ensuring that our investors fully understand our executive compensation program, including how it aligns the interests of our executives with our shareholders and how it rewards the achievement of our strategic objectives. We believe that the continued delivery of sustainable long-term value to our shareholders requires regular dialogue. To this end, we regularly make efforts to engage in discussions with our shareholders in order to obtain a deeper understanding of our investors’ views regarding our compensation program and other important topics, including company performance and operations, strategic direction, risk and operational oversight and leadership, among other matters. Following our 2019 Annual Meeting of Shareholders in May, we refreshed our Compensation Committee membership, appointing Mr. Migoya, a newly elected Director, to the Compensation Committee and Dr. Sosa as the new Chair. With Dr. Sosa’s upcoming retirement from the Board, the Company plans to make additional changes to the Committee Composition in 2020.

At our 2019 Annual Meeting of Shareholders, the compensation of our NEOs was not approved by our shareholders. During 2019, we met regularly with active shareholders throughout the year during industry conferences, in meetings at our offices or at the offices of our shareholders and through conference telephone calls. The Company’s shareholder base experienced significant turnover during 2019. Of the Company’s top 25 shareholders at December 31, 2019, only thirteen were top 25 shareholders at December 31, 2018, and, by ownership, more than half of the shares owned by the Company’s top 25 shareholders changed hands from December 31, 2018 to December 31, 2019. The Company has engaged in dialogue with shareholders representing 63% of its top 25 share holdings as of December 31, 2019. Outside of formal engagement efforts, we interact throughout the year with our shareholders and make ourselves available to them at their request. The Company plans to further engage with its shareholders in connection with its 2020 Annual Meeting of Shareholders in August 2020.

CEO Pay
At-A-Glance

Our CEO’s target direct compensation (sum of base salary, target bonus and grant value of stock awards, including performance shares at target) is almost entirely variable (approximately 94%) and linked to financial performance results. In light of the results of the 2019 shareholders’ vote on the compensation of our named executive officers, in July 2019, Dr. Medel, our CEO, elected to reduce his salary to $1.00 on a net basis, after applicable withholding and employment taxes with respect to taxable perquisites or employer-provided group health and welfare benefit contributions, for the remainder of his employment period, as defined in his employment agreement. Prior thereto, in February 2019, the Compensation Committee decreased the grant value of Dr. Medel’s 2019 equity award to $6,150,000, an amount consistent with his awards prior to 2018.

The charts below reflect the elements of target and actual CEO total direct compensation awarded to Dr. Medel for 2017, 2018 and 2019 performance, including the decrease in base salary for the latter half of 2019. The charts demonstrate the alignment of CEO pay to the Company’s performance and shareholder value, as Dr. Medel has not realized target levels of compensation for the past three years and has not received a target bonus payment in the past four years. For more information on Dr. Medel’s performance share awards and restricted stock awards for 2019, please see the section below entitled 2019 Equity-Based Awards.

Measuring
Pay-for-Performance
at MEDNAX

In the healthcare services industry, company stock prices at any point in time can be significantly affected by changes (actual or anticipated) in the regulatory or payor environment. Additionally, regulatory changes affect different healthcare companies in varying ways. For MEDNAX specifically, factors such as timing, size and type of acquisitions, effects of the diversification of our services, effects of same-unit volume and reimbursement-related factors, including payor mix shifts, are often unpredictable.

For these reasons, we do not use relative total shareholder return as a key performance metric in our program. Instead, our performance goals are focused on internal key financial metrics that drive
long-term value creation, such as revenue and profitability. Our past financial performance demonstrates, and we fully expect, that meeting these metrics will over time translate into increased shareholder value. For equity-based awards, our share price ultimately should reflect whether we have executed this strategy successfully and the three-year vesting schedule for equity grants ensures our officers maintain a long-term perspective.

For many of these same reasons, we do not incorporate financial goals over a multi-year period (such as cumulative earnings over three years) into our officer compensation program. Our long-term strategy emphasizes continued growth through a disciplined approach in acquiring established physician practices in our specialties, and any multi-year goals would necessarily need to reflect assumptions and projections about both the level and type of acquisitions made during the measurement period. We believe, however, that the multi-year vesting of our equity awards effectively encourages long-term growth and performance.

The Compensation Committee believes that this approach is in the best interests of all of MEDNAX’s constituents. Of course, we will continue to refine our approach as the healthcare landscape continues to evolve.

The CEO Realized Pay at a Glance chart above reflects the value of restricted stock awards and performance share awards previously awarded that vested during the year, calculated based on the number of shares acquired at vesting multiplied by the closing price of a share of our common stock on the New York Stock Exchange on the vesting dates.
Despite the Company’s continued growth, from 2011 until
mid-2019,
Dr. Medel’s base salary has been $1,000,000 and his target bonus opportunity has remained 150% of his base salary. His base salary was reduced to net $1.00 in July 2019. His average bonus paid over the last ten years has been approximately 117% of base salary (assuming his salary had remained at $1 million for all of 2019) or 78% of his target bonus. Dr. Medel’s bonus exceeded 170% of his base salary in only one out of those 10 years, and his bonus has been below target in each of the last four years. An updated peer analysis found that the median peer target bonus for chief executive officers was 127% of base salary, and that the actual peer CEO bonus over the 2011-2018 period was 128% of base salary at the median and 171% of base salary at the 75th percentile.

SECTION III: OVERViEW OF THE EXECUTIVE COMPENSATION PROGRAM
The Guiding Principles of Our Pay Philosophy
The Compensation Committee has designed our executive compensation program with the following guiding principles in mind:
•
Quality of Personnel and Competitiveness.
We are committed to employing the highest quality executive team in the healthcare services industry. We expect our executives to be of the highest caliber in terms of business acumen and integrity. We closely analyze and understand compensation for executives at similarly situated companies to help ensure we can effectively compete for and retain key talent.

•
Alignment of Interests.
We must offer a total executive compensation package that best supports our leadership talent and growth strategies and focuses executives on financial and operational results. We use a mix of fixed and variable
(at-risk)
pay to support these objectives, by giving our executives a substantial equity stake in the business and rewarding them for performance that drives shareholder value over the long term.

•
Compliance with Regulatory Guidelines and Sensible Standards of Corporate Governance.
We comply with applicable laws, rules, statutes, regulations and guidelines and monitor our compensation program on an ongoing basis to ensure it abides by applicable requirements. Specifically, we focus on relevant considerations in the areas of accounting cost, tax impact, cash flow constraints, risk management and other sensible standards of good corporate governance.

Elements of Pay
Our pay philosophy is supported by the following pay elements in our executive compensation program for 2019:

Element	Form	Description
Base Salary	Cash (Fixed)	Provides a competitive level of pay that reflects the executive’s experience, role and responsibilities and performance.
Annual Bonus	Cash (Variable)	Based 100% on annual income from operations performance.
Long-Term Incentives	Equity (Variable)
Comprised of 50% restricted stock that vests over three years and 50% performance shares tied to the achievement of net revenue and Adjusted EBITDA targets, which vest over three years if the performance goals are achieved.

Pay Mix
The charts below show that most of our NEOs’ total direct compensation is variable (94% for the CEO and an average of 81% for our other NEOs) based upon actual 2019 compensation:

(1)	Other NEOs includes those NEOs employed as of the date of this Form 10-K/A (Messrs. Farber, Andreano and Pepia) and represents actual paid base salary, annual bonus and stock awards per the summary compensation table.

How Pay Decisions Are Made
The Compensation Committee, composed solely of independent Directors, is responsible for making pay decisions for the NEOs. The Compensation Committee works very closely with its independent consultant, which for 2019 was Willis Towers Watson & Co. (“Willis Towers Watson”), and management to examine pay and performance matters throughout the year. The Compensation Committee held five meetings over the course of 2019, and took various other actions via unanimous written consent. The Compensation Committee’s written charter can be accessed on the MEDNAX website at
www.mednax.com
.

The Role of the Compensation Committee and Management
The primary role of the Compensation Committee is to assist MEDNAX’s Board of Directors in the discharge of the Board’s responsibilities related to executive compensation matters. The Compensation Committee’s responsibilities include:
•	Evaluating the performance of and setting pay for the CEO and other NEOs;

•	Supervising and making recommendations to the Board of Directors about changes to the executive compensation program;

•	Overseeing the annual review of the Company’s incentive compensation elements to determine whether they encourage excessive risk taking, including discussing the relationship between risk management policies and practices and pay;

•	Evaluating whether or not to engage, retain, or terminate an outside consulting firm for the review and evaluation of MEDNAX’s executive compensation program and approving such outside consulting firm’s fees and other retention terms; and

•	Conducting an annual self-assessment of the Compensation Committee’s performance.

The CEO does not play any role in the Compensation Committee’s determination of his own pay; however, the Compensation Committee solicits input from the CEO concerning the performance and compensation of the other NEOs. The CEO bases his recommendations on his assessment of each individual’s performance, tenure and experience in the role, external market pay practices, retention risk and MEDNAX’s overall pay philosophy.
The Role of Independent Consultants
The Compensation Committee continually reviews executive compensation to ensure that it reflects our pay philosophy and, as necessary, retains the services of an independent consultant to assist in such review. During 2019, the Compensation Committee retained Willis Towers Watson to provide data and analysis with respect to the compensation paid to our NEOs. The Compensation Committee has assessed the independence of Willis Towers Watson pursuant to applicable SEC rules, New York Stock Exchange listing standards and its own committee charter and concluded that no conflict of interest exists that would prevent Willis Towers Watson from independently advising the Compensation Committee.
Assessing External Market Practice
As part of our pay philosophy, our executive compensation program is designed to attract, motivate and retain our executives in an increasingly competitive and complex talent market. To this end, we regularly evaluate industry-specific and general market compensation practices and trends to ensure that our program features and NEO pay opportunities remain appropriately competitive. The Compensation Committee considers publicly available data, provided by its independent compensation consultant, for informational purposes when making its pay decisions. However, market data are not the sole determinants of the Company’s practices or executive pay levels. When determining salaries, target bonus opportunities and annual equity grants for NEOs, the Compensation Committee also considers the performance of the Company and the individual, the nature of an individual’s role within the Company, internal comparisons to the compensation of other Company officers, tenure with the Company and experience in the officer’s current role.
During 2017, the Compensation Committee reviewed CEO compensation information from a group of publicly traded healthcare services companies. The companies included in the analysis were recommended by the Compensation Committee’s consultant and approved by the Compensation Committee. During the fall of 2018, the consultant updated the peer analysis for the CEO position as well as for the Company’s other NEOs. The companies currently included in our peer group were as follows:

• Acadia Healthcare Company, Inc.	• Encompass Health (f/k/a HealthSouth)	• Magellan Health Services, Inc.

• Amedisys, Inc.	• Envision Healthcare Corporation*	• Premier, Inc.**

• Brookdale Senior Living Inc.	• Kindred Healthcare, Inc.*	• Quest Diagnostics**

• Chemed Corporation	• Laboratory Corporation of America Holdings	• Select Medical Corporation

• DaVita Inc.	• LifePoint Hospitals, Inc.*	• Tenet Healthcare Corporation

• Universal Health Services, Inc.

*	Envision, Kindred Healthcare and LifePoint Hospitals were taken private in 2018.

**	Premier, Inc. and Quest Diagnostics were included in the 2018 study, but not in the 2017 study.

In determining the peer group for the studies, the Compensation Committee considered a variety of factors including revenue, income from operations, net income, market capitalization and enterprise value. Based on the advice of its consultant, the Compensation Committee established that top executive pay levels at publicly-traded companies in the healthcare services industry were more closely correlated to factors other than revenue. As such, the peer group was determined with an objective of placing MEDNAX near the median for both income from operations and enterprise value. Given MEDNAX’s profitability, this meant that MEDNAX would rank in the lower quartile of its peers in terms of revenue and in the upper quartile of its peers in terms of net income and market capitalization.

An updated analysis of the remaining peer companies showed that as of year-end
2018, MEDNAX ranked at the peer 38
th
 percentile in terms of revenue, at the peer 54
th
 percentile in terms of operating income, at the peer 69
th
 percentile in terms of net income, at the peer 46
th
 percentile in terms of market capitalization and at the peer 23 rd
 percentile in terms of enterprise value. MEDNAX also ranked at the peer 46 th
percentile, 8
th
percentile and 25
th
percentile for three-year growth rates in revenues, income from operations and net income, respectively, and at the 15 th
percentile and 23
rd
percentile for annualized total shareholder return over the past three and five year periods, respectively. Data from the updated peer analysis are summarized in the tables below:

	Revenue	Income From Operations	Net Income	Market Capitalization(1)	Enterprise Value(2)
75th Percentile	$9,962.0	$1,225.2	$286.4	$8,823.9	$16,154.7
Median	$4,679.3	$433.0	$175.2	$3,655.7	$5,856.1
25th Percentile	$3,139.6	$276.4	$113.1	$2,177.6	$5,013.3
MEDNAX, Inc.	$3,647.1	$445.8	$268.6	$3,086.7	$5,002.5
MEDNAX, Inc. Percentile Rank	38%	54%	69%	46%	23%

(1)	Market capitalization calculated as of February 2019.

(2)	Enterprise value is equal to market capitalization value plus net debt as reported for year-end 2018.

	3-Year Compound Annual Growth Rates			Annualized Total Shareholder Return
	Revenue	Income From Operations	NetIncome(1)	3-year	5-year
75th Percentile	11.3%	10.1%	16.9%	8.5%	10.6%
Median	9.5%	6.0%	1.8%	0.1%	3.4%
25th Percentile	1.4%	-0.5%	-7.2%	-15.4%	-7.9%
MEDNAX, Inc.	9.5%	-7.2%	-7.2%	-22.8%	-9.2%
MEDNAX, Inc. Percentile Rank	46%	8%	25%	15%	23%

(1)	Peer companies with an operating loss or net loss in either the base year or the most current year were assumed to rank at the bottom.

The Compensation Committee reviews a variety of other areas including key incentive design features, equity grant programs, historical CEO bonus payout levels, stock ownership policies, Board of Directors compensation and other policies relating to officer and Board member compensation from time to time relative to MEDNAX’s peers. In addition, the Compensation Committee periodically reviews information relating to NEO compensation practices as developed from companies considered to be MEDNAX peers by proxy advisory firms. However, since some of these advisory firms determine peers based primarily on comparable revenue, the Compensation Committee has not used information from these companies in evaluating NEO salaries, bonus opportunities and annual equity-based award values. The Compensation Committee believes that information from the peer group it has selected is more relevant.

SECTION IV: THE EXECUTIVE COMPENSATION PROGRAM IN DETAIL
Base Salary
The Compensation Committee reviews and approves base salary levels at the beginning of each year. Base salary decisions generally reflect the Compensation Committee’s consideration of the external market practices of our peer group for comparable positions, published survey data and subjective factors including the individual’s experience, role, responsibilities and performance. Dr. Medel elected to reduce his salary to a net amount of $1.00 effective July 2019.
2019 Base Salary Decisions
The 2019 base salaries for the NEOs were as follows:

NEO	2019 Base Salary
Roger J. Medel, M.D.	$1,000,000 (January – June) $1 (July – December)
Stephen D. Farber	$550,000
Joseph M. Calabro	$600,000 (January – June only)
David A. Clark	$525,000
Dominic J. Andreano	$475,000
John C. Pepia	$375,000 (January – May) $425,000 (June – December)

In April 2020, our then-current NEOs, including Messrs. Farber, Andreano and Pepia, agreed to temporary reduce their base salaries by 50% for the period April 1, 2020 through June 30, 2020.
Annual Bonuses
The Company’s NEOs participate in an annual bonus program, which is administered under the shareholder-approved MEDNAX, Inc. Amended and Restated 2008 Incentive Compensation Plan. The annual bonus is designed to recognize performance achievements primarily focused on our Company’s results of operations during its fiscal year.
The Compensation Committee uses guidelines and may apply either positive or negative discretion to adjust the bonuses based on the actual level of income from operations achieved, as well as other performance goals established for individual NEOs. In addition, the Compensation Committee uses a performance range at the target bonus level to minimize the variability of potential payouts. The bonus adjustment guidelines established for 2019 were as follows:

Adjusted Income From Operations: Performance Goals*	% of Target Bonus Payout
Less than $376,946,000	0%
$376,946,000	25%
$383,729,000	50%
$390,429,000	75%
$397,129,000	90%
$403,829,000 - $433,829,000	100%
$440,336,000	125%
$446,941,000	150%
$453,646,000	175%
$460,712,000	200%
Adjusted Income From Operations was $408,495,000.

Why We Use Adjusted Income From Operations
The Compensation Committee uses income from operations as its primary performance measure for annual bonuses and has for several years. This measure is used to encourage our NEOs to focus on efficiently managing our business and to execute on our acquisition growth strategy. We strive to set financial targets that are both challenging and realistic. This approach was first implemented over 15 years ago, and actual bonus payouts for NEOs reflected our IFO performance results. For the period 2004-2015, our average annual IFO growth of 12% exceeded our industry peers and our NEO bonus payouts averaged 107% of target. Over the last four years, our average annual IFO growth rate has been negative and our NEO bonus payouts have averaged 32% of target.
The Adjusted Income From Operations goal and maximum bonus award opportunities are also designed to satisfy the requirements of §162(m) of the Internal Revenue Code (the “Code”) for grandfathered agreements.
Actual target bonus payout percentages increase proportionately between each percentage amount based on the actual Income From Operations achieved by the Company.
*	Adjusted Income From Operations is defined as Income From Operations as determined in accordance with GAAP, adjusted to exclude MedData results, transformational and restructuring related expenses and for the closure or sale of other assets, businesses or other such activities, including any costs and noncash charges associated with the divestiture of MedData and any other such closures, sales or other such activities. Actual Adjusted Income From Operations represents Income From Operations from continuing operations, adjusted for transformational and restructuring related expenses and goodwill impairment.

2019 Annual Bonus Decisions
The Compensation Committee establishes each NEO’s maximum annual bonus opportunity as a percentage of base salary in effect at the end of the year. The target bonus opportunity for each NEO is equal to 50% of the NEO’s maximum bonus opportunity. In March 2019, the Compensation Committee established the adjusted income from operations performance goals set forth in the table above. The Company’s 2019 adjusted income from operations corresponded to a payment of 100% of the target bonus opportunity under the guidelines. However, in light of the Company’s shareholder return during 2019, the Company’s stock price and overall performance, the Compensation Committee exercised its negative discretion and determined that Dr. Medel and each of Messrs. Calabro, Farber, Clark and Andreano would receive a payment of 75% of his target bonus opportunity. The Compensation Committee delegated to Dr. Medel the authority to exercise the Compensation Committee’s negative discretion in determining the actual bonus payment to Mr. Pepia, and Dr. Medel concluded that Mr. Pepia would also receive a payment of 75% of his target bonus opportunity.

Name	Maximum Annual Bonus as a % of Base Salary	Target Annual Bonus as a % of Base Salary	Actual Annual Bonus as a % of Target	Actual Bonus ($)
Dr. Medel	300%	150%	75.0%	$1,125,000	*
Mr. Farber	200%	100%	75.0%	$412,500
Mr. Calabro	200%	100%	75.0%	$223,151	**
Mr. Clark	200%	100%	75.0%	$393,750
Mr. Andreano	200%	100%	75.0%	$356,250
Mr. Pepia	100%	50%	75.0%	$159,375

*	Pursuant to the amendment to Dr. Medel’s employment agreement entered into on July 1, 2019, Dr. Medel’s performance bonus is based on his $1,000,000 base salary in place prior to entering into such amendment.

**	Mr. Calabro was entitled to a prorated bonus for the period January 1, 2019 through June 30, 2019, his last date of employment.

Equity-Based Awards
2019 Equity-Based Awards
The Compensation Committee approved the annual equity-based awards outlined below in February 2019. These equity-based awards were divided equally into performance share awards and time-based restricted stock awards for each of Dr. Medel and Messrs. Farber, Calabro, Clark and Andreano. Mr. Pepia’s award was a time-based restricted stock award.
For 2019, the Compensation Committee decreased the equity grant values for Dr. Medel and Mr. Calabro back to the historical levels of $6,150,000, and $3,750,000, respectively, in light of the decline of the Company’s stock price in the latter part of 2018 and early 2019.
50% of the equity-based awards for Dr. Medel and Messrs. Farber, Calabro, Clark and Andreano were granted in performance shares that:

Use two metrics :	Have rigorous performance goals :
Shares are earned based on the achievement of net revenue
and
Adjusted EBITDA goals, both of which we believe drive shareholder value creation. In particular, Adjusted EBITDA is a key driver of market capitalization value and is linked to shareholder returns.

A target award for each metric will be earned if net revenue or Adjusted EBITDA equals or exceeds $3.1 billion and $475 million, respectively. NEOs may receive an above-target award for each metric only if net revenue or Adjusted EBITDA exceeds $3.9 billion and $600 million, respectively. These goals vary year-to-year,
based on various factors that may have a direct impact on the results for the performance period, including the effects of volume and reimbursement-related factors and acquisition-related activities.

The approach described in the table above reflects the Compensation Committee’s desire to set rigorous performance goals in a highly volatile and uncertain environment, while also rewarding NEOs when the Company achieves these goals and delivers sustained results for our shareholders.

In setting financial performance goals for these performance share awards, the Compensation Committee received recommendations from management based on the Company’s strategic plan for the performance measurement period. The Compensation Committee, working with its independent compensation consultant and Company management, evaluated the impact of various drivers on revenue and Adjusted EBITDA in determining the 2019 grants.

The 2019 performance goals incorporate specific factors that were expected to have a direct impact on the results for this performance period, while remaining challenging to achieve. The targets for the 2019 performance period differ from the Company’s historical five-year averages because of volatility in the various drivers that impact results from year to year. Other drivers considered in setting the performance goals included, but were not necessarily limited to: acquisition-related activities, including size, type, timing and volume of acquisitions, same-unit volume growth, increases in clinical compensation and malpractice expense, various expense-related initiatives and reimbursement-related factors, including payor mix. The Compensation Committee established net revenue and Adjusted EBITDA goals that reflected the financial challenges and uncertain operating environment, particularly with regard to year-over-year changes in Adjusted EBITDA, that the Compensation Committee felt were still rigorous yet achievable. At the time the goals were approved, the Company’s internal forecast for the Performance Share measurement period projected a modest decline in EBITDA and modest growth in net

Why We Use Adjusted EBITDA

The Compensation Committee introduced the use of Adjusted EBITDA, a non-GAAP
measure, as a performance measure for its equity-based awards beginning in 2019. In connection with its transformation and restructuring initiatives previously discussed, beginning with the first quarter of 2019, we began to incur and anticipate we will continue to incur certain expenses that are expected to be project-based and periodic in nature. Accordingly, we began reporting Adjusted EBITDA from continuing operations, defined as income (loss) from continuing operations before interest, taxes, depreciation and amortization, and transformational and restructuring related expenses. The Adjusted EBITDA measure is also intended to be further adjusted as necessary to exclude various non-ordinary
course activities, such as costs and noncash charges, from the closure or sale of other assets, businesses, and other such activities. The Compensation Committee strives to set financial targets that are both challenging and realistic and believes this Adjusted EBITDA measure provides our shareholders with useful financial information to understand our underlying business trends and performance.

revenue, due to changes in payor mix, reduced patient volumes and increased pressures on clinical compensation. The Compensation Committee developed performance goals in light of these forecasts, noting that it would be extremely unlikely that an above-target award would be earned based on the financial forecasts at the time of the goal. The Compensation Committee believes the performance targets used for both net revenue and Adjusted EBITDA were challenging to achieve in the current market with adequate rigor. Consideration was also given to those factors that impacted previous year results (positively or negatively) but were not anticipated to impact 2019 results. In 2017, the Compensation Committee elected to eliminate a retesting feature of the equity program that allowed an additional opportunity to earn performance shares if the performance criteria were not met during the initial performance period, and consistent with equity awards granted in 2018, the 2019 equity awards did not include any retesting feature.

At the time the Compensation Committee set the performance goals for both the 2019 equity-based awards and the 2019 annual bonuses during February 2019 and March 2019, respectively, the 2019 budgeted results for the Company’s MedData business was included in such performance goals. Beginning with the first quarter of 2019, the Company reported the results from MedData as discontinued operations as the business unit was considered an asset held for sale. The MedData organization was sold in October 2019. When the Company measured its 2019 performance against the preestablished goals, it was necessary to include a pro forma adjustment to increase the continuing operations results, which did not include the results of MedData, by the amount of net revenue and Adjusted EBITDA that was included in the preestablished performance goals. As a result of these pro forma adjustments, the achievement of actual net revenue and Adjusted EBITDA was measured on the same basis as the performance goals were set. These pro forma adjustments are described in more detail in the equity program table below.
The Compensation Committee believes the above approach used to establish financial performance goals for performance share awards results in goals that are challenging yet realistic and achievable, adequately rigorous and effective in continuing to motivate the executive team to drive the strong shareholder returns historically generated by the Company. Accordingly, the Committee believes the performance shares awarded appropriately align Company performance with executive compensation.
While this discussion of 2019 equity awards relates to performance targets for the 2019 performance period, we believe our approach to granting performance shares also creates long-term alignment, given that the value of the award realized by the NEOs will depend on the value of our stock when the shares vest over a multi-year period. As a result, we believe our NEOs are incentivized not only to execute the Company’s strategy but also to maintain discipline in its acquisition-related activities and processes in order to generate sustainable longer-term growth and increased shareholder value. We believe our approach also addresses our critical need to retain the highest-caliber executives in our industry—especially as the challenges in the healthcare sector grow increasingly more complex and competition for executive talent in the healthcare sector increases.
The table below outlines the 2019 equity award program:

Equity Component	How It Works
Performance Share Awards (50%) Purpose: To have the percentage of shares earned vary with Company performance achievement compared to pre-established goals
•
50% of the performance share award is tied to net revenue results and 50% is tied to Adjusted EBITDA results; results for each metric are considered separately.

•
Performance was measured over a
one-year
period from January 1, 2019 through December 31, 2019.

•
If shares are earned during this initial measurement period, they will vest over the first three anniversaries of the grant date (March 1, 2020, March 1, 2021 and March 1, 2022) subject to continued employment.

•
Shares earned may vary from 0% to 150% of target based on achievement of net revenue and Adjusted EBITDA results during the initial measurement period:

	Net Revenue Achieved*	Shares Earned	Adjusted EBITDA Achieved*
	Below $3,100,000	0%	Below $475,000
	$3,100,000	25%	$475,000
	$3,100,001 to $3,299,999	See Footnote (1) below	$475,001 to $499,000
	$3,300,000 to $3,700,000	100%	$500,000 to $565,000
	$3,700,001 to $3,900,000	See Footnote (1) below	$565,001 to $600,000
	Over $3,900,001	150%	Over $600,000

*
To be adjusted on a pro forma basis as necessary to exclude the impacts, including costs and noncash charges, from the sale of MedData, the closure or sale of other assets, businesses, and other such activities. Net revenue achieved consisted of net revenue from continuing operations of $3.5 billion plus a pro forma adjustment of $183.5 million which represented the non-intercompany
related net revenue included in the 2019 budget for MedData. Adjusted EBITDA achieved consisted of Adjusted EBITDA from continuing operations of $500.8 million plus a pro forma adjustment of $42.7 million which represented the non-intercompany
related Adjusted EBITDA included in the 2019 budget for MedData.
(1)
Actual percentage of shares earned was determined by linear interpolation based on the actual growth rate achieved. For example, for each 1% of net revenue growth achieved between -1.99% and 1.99%, 18.75% of the performance shares would be earned for that metric, and for each 1% of net revenue growth achieved between 9.01% and 12.0%, 16.7% of the performance shares would be earned. In each case, any earned performance shares are subject to additional time-based vesting.

•
Any shares that were not earned by December 31, 2019 would have been forfeited.

Restricted Stock Awards (50%)

Purpose:
To encourage the retention of executives, while providing a continuing incentive to increase shareholder value since the realized value of the award will depend on the Company’s share price at the times an award vests

•
Vesting was contingent upon the Company achieving a performance goal established at the time of the grant to preserve tax deductibility under §162(m) of the Code for applicable grants under grandfathered agreements consisting of Adjusted EBITDA for the 12 months ended December 31, 2019 of not less than $425 million*. Because the performance goal was satisfied, shares will vest at the rate of one-third
per year over the first three anniversaries of the grant date (March 1, 2020, March 1, 2021 and March 1, 2022) subject to continued employment.

*
To be adjusted on a pro forma basis as necessary to exclude the impacts, including costs and noncash charges, from the sale of MedData, the closure or sale of other assets, businesses, and other such activities. Adjusted EBITDA achieved consisted of Adjusted EBITDA from continuing operations of $500.8 million plus a pro forma adjustment of $42.7 million which represented the non-intercompany
related Adjusted EBITDA included in the 2019 budget for MedData.

•
If the performance goal had not been achieved by March 31, 2020, all shares would have been forfeited.

Other Practices, Policies & Guidelines
Equity Grant Practices
The Compensation Committee determines the effective date of annual equity-based awards without regard to current or anticipated stock price levels. The Compensation Committee made the 2019 annual equity grant in February 2019 and may also make, and in the past has made, grants during the course of the year, primarily for new hires, promotions, to retain valued employees or to reward exceptional performance. These grants may be subject to performance conditions and/or time-based vesting, and are issued on the date of grant approval or upon a date certain following the grant approval date.
We follow equity grant procedures designed to promote the proper authorization, documentation and accounting for all equity grants. Pursuant to these procedures the Compensation Committee or the Board of Directors must formally approve all equity awards during an in person or telephonic meeting or by the unanimous written consent executed by all members of the Compensation Committee or the Board of Directors, as the case may be, it being understood that no equity award granted pursuant to any such written consent may have an effective date earlier than the date that all executed counterparts of such unanimous written consent are delivered to the General Counsel of the Company.
The grant-date fair value of our equity-based awards will be the closing sales price for a share of our common stock as reported on the New York Stock Exchange on the effective date of the grant as approved by the Compensation Committee or the Board of Directors, which date may not be prior to either the date such grant was approved or the commencement date of employment of the employee to whom the equity award is being made.
Our “insiders” can only buy or sell Company stock in accordance with our Insider Trading Policy, and our employees generally can only buy or sell Company stock in accordance with our Policy Statement on Inside Information and Insider Trading for All Employees.
NEOs are allowed to vote performance shares and restricted stock as a shareholder based on the number of shares held under restriction. Any dividends declared with respect to any performance share or restricted stock awards would be held until the awards vest, at which time the dividends would be paid to the NEOs. If performance shares or restricted stock are forfeited, the NEO’s rights to receive the dividends declared with respect to those shares would be forfeited as well. At present, the Company does not pay dividends and it has no current intention to do so in the future.
Clawback Policy
The Company has adopted a “clawback policy” that permits the Company to seek to recover certain amounts of incentive compensation, including both cash and equity, awarded to any executive officer (as defined in the Exchange Act ) on or after January 1, 2014 if payment of such compensation was based on the achievement of financial results that were subsequently the subject of a restatement of our financial statements due to misconduct, and if the executive officer engaged in improper conduct that materially contributed to the need for restatement, and a lower amount of incentive compensation would have been earned based on the restated financial results.
Stock Ownership and Retention Policy
The Compensation Committee believes that the Company’s Board of Directors and NEOs should maintain a material personal financial stake in the Company through the ownership of shares of the Company’s common stock to promote a long-term perspective in managing the enterprise and to align shareholder, director and executive interests.
Each of our NEOs are required to own shares of MEDNAX common stock with a value of not less than a specified multiple of his or her base salary. The policy also requires NEOs to retain 50% of net after-tax
shares acquired during the year upon vesting (or exercise of stock options) unless his or her ownership level was satisfied as of the beginning of the year. These multiples were determined in accordance with current market practice.
The chart below shows the multiple of base salary ownership requirements and actual ownership levels as of December 31, 2019 for NEOs active as of December 31, 2019:

Name	Ownership Requirement	Ownership Level
Dr. Medel	6x base salary	72.6x base salary
Mr. Farber	2x base salary	3.9x base salary
Mr. Andreano	2x base salary	2.3x base salary
Mr. Pepia	2x base salary	5.5x base salary

As the table above reflects, our NEOs hold a significant investment in MEDNAX, which is a strong reflection of our culture and aligns with our compensation philosophy.
Shares that count toward the ownership requirement are as follows:
•	Owned outright by the NEO or Director, or by spouse or dependent children;

•	Held in trust for economic benefit of the NEO or Director, or spouse or dependent children;

•	Held in the MEDNAX 401(k) plan or other Company-sponsored benefit plan; and

•	Restricted shares/units for which the underlying performance conditions have been met and only remain subject to time-based vesting requirements or any restricted shares/units only subject to time-based vesting requirements or the achievement of performance goals established at the time of the grant solely to preserve tax deductibility under Section 162(m) of the Code for grandfathered agreements.

The Compensation Committee will evaluate NEO ownership levels annually and will review this policy from time to time and, following consultation with the Board of Directors, make modifications as necessary or appropriate.
Anti-Hedging and Anti-Pledging Policy
All MEDNAX directors, management, financial and other insiders are prohibited from engaging in transactions in MEDNAX securities or derivatives of MEDNAX securities that might be considered hedging, such as selling short or buying or selling options. In addition, it is against the policy for such persons to hold securities in margin accounts or pledge MEDNAX securities as collateral for a loan, unless such person clearly demonstrates the financial capacity to repay the loan without resort to the pledged securities.
Retirement and Deferred Compensation Plans
We maintain a Thrift and Profit Sharing Plan (the “401(k) Plan”), which is a 401(k) plan, to enable eligible employees to save for retirement through a tax-advantaged
combination of elective employee contributions and our discretionary matching contributions, and provide employees the opportunity to directly manage their retirement plan assets through a variety of investment options. The 401(k) Plan allows eligible employees to elect to contribute from 1% to 60% of their eligible compensation to an investment trust on a pre-tax
and/or Roth
after-tax
basis, up to the maximum dollar amounts permitted by law. The 401(k) Plan also offers employees the option to voluntarily contribute additional funds on a non-deductible
after-tax
basis subject to certain limits. In 2019, the maximum employee pre-tax
and/or Roth elective contribution to the 401(k) Plan was $19,000, plus an additional $6,000 for employees who were at least 50 years old in 2019. In 2020, the maximum employee pre-tax
and/or Roth elective contribution to the 401(k) Plan is $19,500. Eligible compensation generally means all wages, salaries and fees for services from the Company, up to a maximum specified amount permitted by law. Matching contributions under the 401(k) Plan are discretionary. For 2019, the Company matched 100% of the first 3% of eligible compensation that each eligible participant contributed to the 401(k) Plan on his or her behalf. The portion of an employee’s account under the 401(k) Plan that is attributable to matching contributions vests as follows: 30% after one year of service, 60% after two years of service, and 100% after three years of service. However, regardless of the number of years of service, an employee is fully vested in our matching contributions (and the earnings thereon) if the employee retires at age 65 or later, or terminates employment by reason of death or total and permanent disability. The 401(k) Plan provides for a variety of different investment options, in which the employee’s and the Company’s contributions are invested.
Although the Company maintains a
non-qualified
deferred compensation plan, none of the NEOs participate in that Plan.
The amounts of the Company’s matching contributions under the 401(k) Plan for 2019 for each of the NEOs are included in the “All Other Compensation” column of the Summary Compensation Table.
Benefits and Perquisites
We provide our NEOs with certain benefits designed to protect them and their immediate families in the event of illness, disability, or death. We believe it is necessary to provide these benefits in order for us to be successful in attracting and retaining executives in a competitive marketplace, and to provide financial security in these circumstances. NEOs are eligible for health and welfare benefits available to similarly situated eligible Company employees during active employment under the same terms and conditions. These benefits include medical, dental, vision, short-term and long-term disability and group-term life insurance coverage.

Pursuant to the terms of their Employment Agreements, Dr. Medel and Messrs. Farber and Andreano are entitled to 38 days paid time off each year and Mr. Pepia is entitled to 28 days paid time off each year for vacation, illness, injury, personal days and other similar purposes in accordance with our policies in effect from time to time. Any paid time off not used during a calendar year may be carried over to the next year to the extent permitted under those policies. Dr. Medel and Mr. Calabro each are entitled under their Employment Agreements to utilize, for personal travel, the aircraft that the Company leases. Dr. Medel’s personal use of the aircraft may not exceed 95 hours of flight in any calendar year, and Mr. Calabro’s personal use of the aircraft was limited to 50 hours of flight in any calendar year without the consent of the Compensation Committee. The incremental cost to the Company of these benefits for Dr. Medel and Mr. Calabro is included in the “All Other Compensation” column of the Summary Compensation Table.
The Compensation Committee has reviewed our perquisites expenditures, and believes they continue to be an important element of the overall compensation package to retain current officers, and in fact command a higher perceived value than the actual cost.
Termination of Employment and Change in Control Agreements
As described in greater detail below, the Employment Agreements between the Company and each of the NEOs provide for the payment of certain compensation and benefits in the event of the termination of an executive’s employment, the amount of which varies depending upon the reason for such termination. The Compensation Committee has reviewed the essential terms of these termination provisions, and believes they are reasonable, appropriate, and generally consistent with market practice. In the case of Dr. Medel, Mr. Farber and Mr. Andreano their current Employment Agreements provide that, if any amount payable to the executive in connection with a Change in Control would be subject to excise tax under Section 4999 of the Code, then the Company will reduce the payment to an amount equal to the largest portion of such payment that would result in no portion of such payment being subject to excise tax (unless such reduction would result in the executive receiving, on an after tax basis, an amount lower than the unreduced payment after taking into account all applicable federal, state and local employment taxes, income taxes and excise taxes, in which case the payment amount would not be reduced).
In certain situations pursuant to the terms of the award agreement or an executive’s Employment Agreement, the performance and service requirements may be waived and vesting accelerated.
Additionally, any unvested restricted stock is generally forfeited upon termination of the employment of the NEOs. The Employment Agreements with our NEOs provide, however, that their restricted stock may vest or continue to vest after termination of employment in certain circumstances. For a more detailed explanation of the employment agreement terms governing vesting of equity in various termination events, please see the section below entitled “Potential Payments upon Termination or Change in Control”.

Summary Compensation Table
The following table sets forth the 2019, 2018 and 2017 compensation for our principal executive officer, principal financial officer, and our other NEOs for the time they were deemed to be NEOs.

Name and Principal Position	Year	Salary		Stock Awards(1)	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
Roger J. Medel, M.D.	2019	$500,001	(2)	$6,150,034	$1,125,000	$291,241	(3)	$8,066,276
Chief Executive Officer	2018	$1,000,000		$8,000,040	$669,000	$268,977	(3)	$9,938,017
	2017	$1,000,000		$6,150,000	$—	$215,508	(3)	$7,365,508
Stephen D. Farber	2019	$550,000		$2,400,008	$412,500	$36,649	(5)	$3,399,157
Executive Vice President and Chief Financial Officer	2018	$192,882	(4)	$4,758,000	$191,370	$607,381	(5)	$5,749,633
Joseph M. Calabro	2019	$300,000		$3,750,026	$223,151	$538,945	(6)	$4,812,122
Former President	2018	$600,000		$5,000,005	$267,600	$155,790	(6)	$6,023,395
	2017	$600,000		$3,750,025	$—	$90,766	(6)	$4,440,791
David A. Clark	2019	$525,000		$1,950,002	$393,750	$8,648	(8)	$2,877,400
Former Chief Operating Officer	2018	$483,333	(7)	$3,220,840	$234,150	$11,288	(8)	$3,949,611
	2017	$450,000		$1,600,034	$337,500	$18,266	(8)	$2,405,800
Dominic J. Andreano	2019	$475,000		$1,050,025	$356,250	$8,648	(10)	$1,889,923
Executive Vice President, General Counsel and Secretary	2018	$433,333	(9)	$1,353,036	$211,850	$11,288	(10)	$2,009,507
	2017	$350,000		$1,000,085	$196,875	$11,088	(10)	$1,558,048
John C. Pepia	2019	$406,183	(11)	$1,500,026	$159,375	$8,648	(12)	$2,074,232
Senior Vice President and Chief Accounting Officer

(1)	Stock awards consist of performance-based restricted stock awards, time-based restricted stock awards and time-based restricted stock unit awards. The amounts in this column reflect the grant-date fair value of the awards, calculated in accordance with the accounting guidance for equity-based compensation, but excluding the impact of estimated forfeitures. The amounts included for any performance-based restricted stock awards are calculated based on the most probable outcome of the performance conditions for such awards on the grant date. See the Grants of Plan-Based Awards in 2019 table for information on restricted stock awards granted in 2019. For information regarding the assumptions made in calculating the amounts reflected in this column, see Note 15, “Stock Incentive Plans and Stock Purchase Plans,” to our Consolidated Financial Statements included in the Original Form
10-K.

(2)	The salary amount provided represents actual paid salary for 2019. Dr. Medel’s salary was reduced to a net amount of $1 effective July 1, 2019.

(3)	Reflects incremental costs in 2019, 2018 and 2017 of $282,774, $257,848 and $204,578, respectively, for Dr. Medel’s personal use of an aircraft which MEDNAX leases, in accordance with his Employment Agreement, additional compensation in 2019, 2018, and 2017 of $8,400, $11,000 and $10,800, respectively, for 401(k) thrift and profit sharing matching contributions, and costs incurred by MEDNAX of $66, $130 and $130, respectively, for term life insurance coverage.

(4)	The salary amount provided represents actual paid salary for 2018. Mr. Farber joined the Company effective August 22, 2018.

(5)	Reflects additional compensation of $8,400 for 401(k) thrift and profit sharing matching contribution in 2019, costs incurred by MEDNAX of $248 and $48 for term life insurance coverage in 2019 and 2018, respectively, incremental costs in 2019 of $28,001 for Mr. Farber’s share of personal travel on an aircraft which MEDNAX leases, and $300,000 for a sign-on
bonus and $300,000 for a relocation expense allowance in 2018.

(6)	Reflects $300,000 for severance payments made pursuant to Mr. Calabro’s employment agreement and $150,000 for salary in lieu of 90 days’ notice of termination in 2019, incremental costs in 2019, 2018 and 2017 of $80,420, $144,502 and $79,678, respectively, for Mr. Calabro’s personal use of an aircraft which MEDNAX leases, in accordance with his Employment Agreement, additional compensation in 2019, 2018 and 2017 of $8,400, $11,000 and $10,800, respectively, for 401(k) thrift and profit sharing matching contributions, and costs incurred by MEDNAX in 2019, 2018 and 2017 of $124, $288 and $288, respectively, for term life insurance coverage.

(7)	The salary amount provided represents actual paid salary for 2018. Mr. Clark received increases in base salary effective January 2018 and November 2018.

(8)	Reflects additional compensation of $8,400, $11,000 and $10,800 for 401(k) thrift and profit sharing matching contributions in 2019, 2018 and 2017, respectively, costs incurred by MEDNAX of $248, $288 and $288 for term life insurance coverage in each of 2019, 2018 and 2017, respectively, and incremental costs of $7,178 in 2017 for Mr. Clark’s share of personal travel on an aircraft which MEDNAX leases, which use of such aircraft occurred during travel with either Dr. Medel or Mr. Calabro under the terms of each executive’s Employment Agreement.

(9)	The salary amount provided represents actual paid salary for 2018. Mr. Andreano received increases in base salary effective January 2018 and November 2018.

(10)	Reflects additional compensation of $8,400, $11,000 and $10,800 for 401(k) thrift and profit sharing matching contributions in 2019, 2018 and 2017, respectively, and costs incurred by MEDNAX of $248, $288 and $288, respectively, for term life insurance coverage in 2019, 2018 and 2017.

(11)	The salary amount provided represents actual paid salary for 2019. Mr. Pepia received an increase in base salary effective May 16, 2019.

(12)	Reflects additional compensation of $8,400 for 401(k) thrift and profit sharing matching contributions and costs incurred by MEDNAX of $248 for term life insurance coverage.

Grants of Plan-Based Awards in 2019

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards (Shares) (2)			All Other Stock Awards (Shares)		Grant- Date Fair Value of Stock Awards (5)
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum
Roger J. Medel, M.D.
Annual cash incentive		$0	$1,500,000	$3,000,000
Performance share award	2/12/19				0	89,208	133,812			$3,075,017
Restricted stock award	2/12/19							89,209	(3)	$3,075,017
Stephen D. Farber
Annual cash incentive		$0	$550,000	$1,100,000
Performance share award	2/12/19				0	34,812	52,218			$1,200,004
Restricted stock award	2/12/19							34,814	(3)	$1,200,004
Joseph M. Calabro
Annual cash incentive		$0	$600,000	$1,200,000
Performance share award	2/12/19				0	54,396	81,594			$1,875,013
Restricted stock award	2/12/19							54,395	(3)	$1,875,013
David A. Clark
Annual cash incentive		$0	$525,000	$1,050,000
Performance share award	2/12/19				0	28,286	42,429			$975,001
Restricted stock award	2/12/19							28,285	(3)	$975,001
Dominic J. Andreano
Annual cash incentive		$0	$475,000	$950,000
Performance share award	2/12/19				0	15,230	22,845			$525,012
Restricted stock award	2/12/19							15,232	(3)	$525,013
John C. Pepia
Annual cash incentive		$0	$212,500	$425,000
Restricted stock award	2/12/19							7,253	(3)	$250,011
Restricted stock award	6/01/19							50,690	(4)	$1,250,015

(1)	These columns reflect the range of payouts for 2019 annual cash bonuses under the MEDNAX, Inc. Amended and Restated 2008 Incentive Compensation Plan (the “Plan”). Amounts actually earned in 2019 are reported as
Non-Equity
Incentive Plan Compensation in the Summary Compensation Table. For a more detailed description of the annual cash awards, see the section entitled “Annual Bonuses” in CD&A.

(2)	Represents performance share awards granted under the Plan, for which shares earned had the ability to vary from 0% to 150% of target based on growth rates of net revenue and Adjusted EBITDA during the initial measurement period. Award amounts were divided equally into performance share awards (50%) and time-based restricted stock (50%). 50% of the performance share award was tied to the Company’s net revenue results and 50% of the performance share award was tied to the Company’s Adjusted EBITDA results; results for each metric were considered separately. Performance was measured over a one-year
period from January 1, 2019 through December 31, 2019, and it was determined that the target shares were earned. The shares earned vest in three equal increments on March 1, 2020, March 1, 2021 and March 1, 2022, subject to continued employment. Had there been a Change in Control (as defined in the Plan) during 2019, the performance metrics would have automatically been deemed to have been met at at least the 100% level. Any shares not earned by March 31, 2020 would have been forfeited. For a more detailed description of our performance share awards and equity-based award granting policies, see the section entitled “2019 Equity-Based Awards” in CD&A.

(3)	Represents restricted stock awards granted under the Plan, for which the vesting was contingent upon the Company achieving a performance goal established at the time of the grant to preserve tax deductibility under §162(m) of the Code for grandfathered agreements. The performance goal was established as Company Adjusted EBITDA for the twelve months ended December 31, 2019 and must have equaled or exceeded $425 million. Had there been a Change in Control (as defined in the Plan) during 2019, the Adjusted EBITDA performance measure for the Performance Based Restricted Shares would have automatically been deemed to have been met. The performance goal was achieved, and accordingly, the restricted stock awards will vest in three equal increments on March 1, 2020, March 1, 2021 and March 1, 2022, subject to continued employment. If, however, the Adjusted EBITDA goal had not been met, then the restricted stock would have terminated and become null and void. For a more detailed description of our restricted stock and equity-based award granting policies, see the section entitled “2019 Equity-Based Awards” in CD&A.

(4)	Represents restricted stock awards granted under the Plan. The restricted stock awards shall vest 50% on June 1, 2021 and 50% on June 1, 2022, subject to continued service on each such anniversary date.

(5)	The grant-date fair value of the performance share awards (based on the probable outcome of such conditions) and restricted stock awards is determined pursuant to the accounting guidance for equity-based compensation, and represents the total amount that will be expensed in our financial statements over the relevant vesting periods. For information regarding the assumptions made in calculating the amounts reflected in this column, see Note 15, “Stock Incentive Plans and Stock Purchase Plans,” to our Consolidated Financial Statements included in the Original Form
10-K.

Outstanding Equity Awards at 2019 Fiscal
Year-End

Name	Stock Awards
	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Yet Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Yet Vested (1)
Roger J. Medel, M.D.	36,844	(2)	$1,023,895
	98,292	(3)	$2,731,535
	178,417	(4)	$4,958,208
Stephen D. Farber	50,000	(5)	$1,389,500
	69,626	(4)	$1,934,907
Joseph M. Calabro	22,466	(2)	$624,330
	61,432	(3)	$1,707,195
	108,791	(4)	$3,023,302
David A. Clark	14,741	(6)	$409,652
Dominic J. Andreano	2,996	(2)	$83,259
	9,828	(8)	$273,120
	9,215	(3)	$256,085
	7,500	(7)	$208,425
	30,462	(4)	$846,539
John C. Pepia	1,348	(2)	$37,461
	7,862	(8)	$218,485
	2,764	(3)	$76,812
	7,253	(4)	$201,561
	50,690	(9)	$1,408,675

(1)	Based on a stock price of $27.79, which was the closing price of a share of our common stock on the New York Stock Exchange on December 31, 2019.

(2)	These performance share awards and restricted stock awards vest on June 1, 2020.

(3)	These performance share awards and restricted stock awards vest in two equal increments on each of March 1, 2020 and March 1, 2021.

(4)	These performance share awards and restricted stock awards vest in three equal increments on each of March 1, 2020, March 1, 2021 and March 1, 2022.

(5)	These restricted stock awards vest 60% on September 1, 2020 and 40% on September 1, 2021.

(6)	These restricted stock unit awards vest on July 13, 2020.

(7)	These restricted stock awards vest 60% on December 1, 2020 and 40% on December 1, 2021.

(8)	These restricted stock unit awards vested on March 1, 2020.

(9)	These restricted stock awards vest 50% on June 1, 2021 and 50% on June 1, 2022.

Stock Vested in Fiscal Year 2019

	Stock Awards (1)
Name	Number of Shares Acquired on Vesting	Value Realized Upon Vesting (2)
Roger J. Medel, M.D.	110,529	$3,131,108
Stephen D. Farber	50,000	$1,054,000
Joseph M. Calabro	68,146	$1,933,896
David A. Clark	41,853	$1,124,744
Dominic J. Andreano	17,555	$481,872
John C. Pepia	3,834	$105,956

Note: There were no exercises of option awards in 2019 and no options are outstanding for any NEO as of December 31, 2019.

(1)	These columns reflect performance shares and restricted stock previously awarded to the NEO that vested during 2019.

(2)	Calculated based on the closing price of a share of our common stock on the New York Stock Exchange on the vesting date.

Potential Payments Upon Termination or Change in Control
In August 2011, the Company entered into a new Employment Agreement with Dr. Medel that replaced his previous Employment Agreement entered into in August 2008. In October 2017, the Company entered into an amendment to Dr. Medel’s Employment Agreement to extend its term until August 2021. In August 2008, the Company entered into an Employment Agreement with Mr. Calabro. The Company entered into new Employment Agreements with Mr. Clark in February 2018. In August 2018, the Company entered into an Employment Agreement with Mr. Farber. In August 2019, the Company entered into a new Employment Agreement with Mr. Pepia. In February 2020, the Company entered into new Employment Agreements with Messrs. Farber and Andreano, which replaced their previous Employment Agreements. Each of these Employment Agreements provides for the Company to make certain payments and provide certain benefits to the executive upon termination of employment with the Company. Those provisions are summarized below.
Termination by Company for Cause
. In the event that an executive’s employment with the Company is terminated by the Company for Cause, then the Company will pay the executive his base salary through the termination date at the rate in effect at the termination date and reimburse the executive for any reasonable business expenses incurred through the date of termination.
The term “Cause” is defined in each of the Employment Agreements for Dr. Medel and Messrs. Farber and Andreano to mean the executive’s (i) engagement in (A) willful misconduct resulting in material harm to the Company, or (B) gross negligence; (ii) conviction of, or pleading nolo contendere
to, a felony or any other crime involving fraud, financial misconduct, or misappropriation of the Company’s assets; (iii) willful and continual failure, after written notice, to (A) perform substantially his employment duties consistent with his position and authority, or (B) follow, consistent with his position, duties, and authorities, the reasonable lawful mandates of his supervisor; or (iv) breach of the requirements of his employment agreement with respect to the Company’s confidential information. For purposes of this definition, acts or omissions taken by the executive in a good faith belief that they were in the best interests of the Company or if done at the express direction of the Company’s Board of Directors will not be deemed willful or grossly negligent. In the Employment Agreement for Mr. Pepia, the term “Cause” is defined to mean (i) any act or omission of the executive which is materially contrary to the business interests, reputation or goodwill of the Company; (ii) a material breach by the executive of his obligations under the Employment Agreement, which breach is not promptly remedied upon written notice from the Company; (iii) his refusal to perform his duties as assigned pursuant to the Employment Agreement other than a refusal which is remedied by the executive promptly after receipt of written notice thereof by the Company; (iv) the determination by Employer made in good faith that Mr. Pepia’s performance of his duties is below the Company’s standards, and which performance is not cured after appropriate notice by the Company; or (v) his failure or refusal to comply with a reasonable policy, standard or regulation of the Company in any material respect.

Termination by Executive due to Poor Health or due to Executive’s Death
. In the event that an executive terminates his employment due to the executive’s health becoming impaired to any extent that makes the continued performance of his duties hazardous to the executive’s physical or mental health or life (“Poor Health”), or the executive’s employment terminates because of his death, then the Company will pay to the executive (or his estate) his base salary to the termination date, pay the executive a pro rata portion of the bonus that the executive would have received had his employment not terminated (as determined in accordance with the Employment Agreement) and reimburse the executive for any reasonable business expenses incurred through the date of termination. In addition, if the executive terminates his employment due to Poor Health, the executive will receive any disability payments otherwise payable under any plans provided by the Company.
Termination due to Disability
. If the Company terminates the employment of Dr. Medel or Messrs. Farber, Andreano or Pepia by reason of his Disability, then the Company will continue to pay each executive his respective base salary for a period of 12 months after the termination date, in the case of Dr. Medel, and Messrs. Farber and Andreano, and 90 days after the termination date in the case of Mr. Pepia, and the actual performance bonus, on a pro rata basis, that would have been payable to the executive for the fiscal year if the executive had not been terminated.
Termination by Company without Cause or by Executive for Good Reason or due to Change in Control
. If the Company terminates the employment of Dr. Medel or Mr. Calabro without Cause (which occurred in Mr. Calabro’s case effective June 30, 2019 and which requires not less than 90 days’ notice), or Dr. Medel terminates his employment for Good Reason, then the Company will (a) pay that executive’s base salary through the termination date plus any reimbursement owed to that executive for any reasonable business expenses incurred through the date of termination, (b) continue to pay the executive’s base salary for a period of 24 months after the termination date, (c) on the first and second anniversaries of the termination date, pay the executive an amount equal to the greater of his “average annual performance bonus” or his bonus for the year immediately preceding his termination and (d) pay the executive a pro rata portion of the bonus he would have received for the year in which his employment terminates. If the termination is due to a Change in Control, then the performance bonuses referred to in (c) above would be paid to the executive in a lump sum within 90 days of the termination date. If the Company terminates the employment of Dr. Medel without Cause or Dr. Medel terminates his employment for Good Reason in either case within 24 months following a Change in Control, the Company will pay his base salary through the termination date plus any reimbursement owed to him for any reasonable business expenses incurred through the date of termination and continue to pay Dr. Medel’s base salary for 36 months after the termination date and, within 90 days following such termination date, an amount equal to three times the greater of his “average annual performance bonus” or his bonus for the year immediately preceding his termination. Upon the termination of Mr. Clark without Cause on January 13, 2020, effective as of December 31, 2019, the Company is required to (a) pay his base salary through the termination date plus any reimbursement owed to him for any reasonable business expenses incurred through the date of termination, (b) continue to pay his base salary for a period of 24 months after the termination date, (c) on the first anniversary of the termination date, pay Mr. Clark an amount equal to 1.5 times the executive’s “average annual performance bonus”, and (d) pay Mr. Clark a pro rata portion of the bonus he would have received for 2019. If the Company terminates the employment of Messrs. Farber or Andreano without Cause or if the executive terminates his own employment for Good Reason, then the Company will (a) pay that executive’s base salary through the termination date plus any reimbursement owed to that executive for any reasonable business expenses incurred through the date of termination, (b) continue to pay the executive’s base salary for a period of 24 months after the termination date, (c) within 30 days of the first anniversary of the termination date (within 90 days of the termination date in the case of termination by Messrs. Farber or Andreano for Good Reason), pay the executive an amount equal to the greater of (i) 1.5 times the executive’s average annual performance bonus (as defined below) or (ii) 1.5 times the executive’s target performance bonus amount (as defined in the employment agreements), and (d) pay the executive a pro rata portion of his target bonus amount. For this purpose, “average annual performance bonus” means the average of the executive’s earned performance bonus as a percentage of base salary for the three years preceding such termination date, multiplied by the executive’s base salary at the time of termination. If Mr. Pepia terminates his employment for Good Reason (including a Change in Control Good Reason, as defined below), then the Company will (a) pay him base salary through the termination date plus any reimbursement owed to him for any reasonable business expenses incurred through the date of termination, (b) continue to pay him base salary for a period of 12 months after the termination date, (c) pay him a pro rata portion of the performance bonus he would have received for the year in which his employment terminates, and (d) pay him an amount equal to the greater of his “average annual performance bonus” (as defined in his Employment Agreement) or his bonus for the year immediately preceding his termination. If the Company terminates the employment of Mr. Pepia without Cause, then the Company will (a) pay his base salary through the termination date plus any reimbursement owed to him for any reasonable business expenses incurred through the date of termination, (b) continue to pay his base salary for a period of 12 months after the termination date, (c) pay him a pro rata portion of the performance bonus he would have received for the year in which his employment terminates, and (d) within 30 days of the first anniversary of the termination date, pay him an amount equal to his “average annual performance bonus.” For this purpose, “average annual performance bonus” means (i) the average of the percentage of the performance bonus target achieved by the executive for the three full calendar years prior to the termination date. If the termination is due to a Change in Control, then the performance bonuses referred to in (d) above would be paid to the executive in a lump sum within 90 days of the termination date. For purposes of this definition, “Good Reason” will not be deemed to exist unless the executive provides the Company with written notice of the existence of such condition within 180 days after the initial existence of the condition and the Company fails to remedy the condition within 30 days after its receipt of such notice.
The Employment Agreement for Dr. Medel defines “Good Reason” to mean (i) a material diminution in his base salary or performance bonus eligibility; (ii) a material diminution in his authority, duties, or responsibilities; (iii) a material diminution in the authority, duties or responsibilities of the supervisor to whom Dr. Medel is required to report, including a requirement that Dr. Medel report to a corporate officer or employee instead of reporting directly to the Board of Directors of the Company; (iv) a material diminution in the budget over which Dr. Medel retains authority; (v) a material change in the geographic location at which Dr. Medel must perform the services under his Employment Agreement; or (vi) any other action or inaction that constitutes a material breach by the Company under his Employment Agreement. The Employment Agreement for Messrs. Farber and Andreano defines “Good Reason” to mean (i) a decrease in the executive’s base salary; (ii) a decrease in the performance bonus potential utilized by the Company in determining a performance bonus for the executive; (iii) a failure by the Compensation Committee to approve an annual equity grant of at least the amount set forth in his Employment Agreement; (iv) assigned any position, duties, responsibilities or compensation that is inconsistent with his current position, duties, responsibilities or compensation; (v) a material diminution in his authorities, duties or responsibilities, provided that, if following a Change in Control, the Company’s stock is no longer listed for trading on a national securities exchange, the executive has Good Reason to terminate his employment; (vi) Messrs. Farber or Andreano are required to report to any person other than the senior most executive officer of the Company, the Board or a duly constituted committee thereof, or if the senior most executive officer of the Company is any person other than Dr. Medel, unless such executive becomes the senior most executive officer of the Company; (vii) Messrs. Farber or Andreano are required to be based in any office or location outside of the metropolitan area where the Company’s present corporate offices are located; or (viii) any other action or inaction that constitutes a material breach of this Agreement by Employer. The Employment Agreement for Mr. Pepia defines “Good Reason” to mean (i) a decrease in the his base salary; (ii) a decrease in the performance bonus potential utilized by the Company in determining a performance bonus for the executive; (iii) within a twelve-month period after a Change in Control, the executive is either (a) terminated, (b) assigned any position, duties, responsibilities or compensation that is inconsistent with his position, duties, responsibilities or compensation prior to such Change in Control, or (c) forced to relocate to another location more than 25 miles from the Company’s location prior to the Change in Control (each of (iii)(a),(b) and (c) a “Change in Control Good Reason”); (iv) the assignment to the executive of any officer position inconsistent with his present position or material diminution in authority, other than any isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by the Company promptly after receipt of written notice; or (v) the requirement by the Company that the executive be based in any office or location outside of the metropolitan area where the Company’s present corporate offices are located, except for travel reasonably required in the performance of Mr. Pepia’s duties.
The term “Change in Control” is defined in each executive’s Employment Agreement to mean (i) the acquisition by a person or an entity or a group of persons and entities, directly or indirectly, of more than 50% of the Company’s common stock in a single transaction or a series of transactions (hereinafter referred to as a “50% Change in Control”); (ii) a merger or other form of corporate reorganization resulting in an actual or de facto
50% Change in Control; or (iii) the failure of Applicable Directors (as defined below) to constitute a majority of the Company’s Board of Directors during any two (2) consecutive year period after the date of each of the executive’s Employment Agreement (the
“Two-Year
Period”). “Applicable Directors” means those individuals who are members of the Company’s Board of Directors at the inception of the
Two-Year
Period and any new Director whose election to the Board of Directors or nomination for election to the Board of Directors was approved (prior to any vote thereon by the shareholders) by a vote of at least two-thirds
of the Directors then still in office who either were Directors at the beginning of the
Two-Year
Period at issue or whose election or nomination for election during such
Two-Year
Period was previously approved as provided in this sentence.

Termination by Executive
. An executive may terminate his employment, other than for Good Reason or due to a Change in Control, upon 90 days’ notice to the Company. In such event, the Company will continue to pay the executive his base salary through the termination date, and in the case of Dr. Medel, if in connection with such termination Dr. Medel gives sufficient notice and executes a general release of the Company, then the Company will pay Dr. Medel a pro rata portion of the bonus that Dr. Medel would have received had his employment not terminated (as determined in accordance with his Employment Agreement). In addition, the Company will reimburse Dr. Medel for any reasonable business expenses incurred through the date of termination. If the Company specifies a termination date for the employment of any of the NEOs that is less than 90 days, as applicable after the Company’s receipt of written notice of such termination from the executive, then the Company will continue to pay to the executive his base salary for a period ending on such 90 th
day.
Employment Transition and Severance Agreement
. If the Company so requests within five business days following a termination of the employment of Dr. Medel by reason of his Disability, termination by the Company without Cause, termination by the executive due to Poor Health, or termination by Dr. Medel for Good Reason, then he will continue to be employed by the Company on a part-time basis for a period (the “transition period”) to be determined by the Company of up to 90 days, unless extended by mutual agreement. During this transition period, Dr. Medel is required to perform such services as may reasonably be required for the transition to others of matters previously within his responsibilities. Unless otherwise mutually agreed, Dr. Medel will not be required to serve more than five days per month during the transition period. For services during the transition period, Dr. Medel will be compensated at a daily rate equal to his base salary immediately prior to the termination of his employment divided by 365.
Continuation of Group Health Coverage
. The Employment Agreement for each named executive officer also provides for the continuation in any self-insured, group health plan sponsored by the Company as if the executive were still an employee of the Company during any severance period or transition period. For this purpose, “severance period” means the period after the termination date during which the executive continues to receive base salary payments following the termination of employment as described above. In addition, in the case of Dr. Medel, upon termination of his employment for any reason and only if he and his eligible dependents first irrevocably decline any continuation coverage provided pursuant to the applicable provisions in the Employee Retirement Income Security Act of 1974, he and his eligible dependents will be entitled to elect to continue in any self-insured, group health plan sponsored by the Company as if he were still an employee of the Company (the “Enhanced Coverage”), during a period of five years following the later of the termination date, the end of the severance period or the end of the transition period. In its sole discretion, the Company may provide healthcare insurance to Dr. Medel and his eligible dependents through one or several insurance carriers selected by the Company in lieu of the Enhanced Coverage (the “Alternate Enhanced Coverage”), provided the coverage is substantially comparable. Dr. Medel will pay the full cost of the Enhanced Coverage or the cost of the Alternate Enhanced Coverage, up to the cost of the plan for such period of coverage for similarly situated employees and covered beneficiaries.
Vesting of Equity Awards.
The Employment Agreement for Dr. Medel provides that all unvested stock options, stock appreciation rights, restricted stock and other stock based awards granted to Dr. Medel by the Company will continue to vest until fully vested following the termination of Dr. Medel’s employment due to Disability, termination without Cause, Good Reason, Poor Health or death. The Employment Agreement for Mr. Calabro provided that all unvested stock options, stock appreciation rights, restricted stock and other stock based awards granted to Mr. Calabro by the Company will continue to vest until fully vested following the termination of Mr. Calabro’s employment without Cause effective June 30, 2019, subject to Mr. Calabro’s continued compliance with his restrictive covenants in favor of the Company. In addition, in the event of a Change in Control, for Dr. Medel such awards will automatically vest and, in the case of stock options and stock appreciation rights, become immediately exercisable. In the event Messrs. Farber, Andreano or Clark’s employment is terminated by the Company without Cause (which occurred in Mr. Clark’s case on January 13, 2020, effective as of December 31, 2019), or by the executive for Good Reason, any unvested equity awards shall automatically vest. Further, in the event Mr. Farber’s or Andreano’s employment is terminated due to Disability, Poor Health or death, any unvested equity awards shall automatically vest. In the event that, at any time following a Change in Control, Mr. Pepia is terminated by the

Company without Cause or by the executive for Good Reason, provided that termination by the executive for Good Reason related to a diminution in duties following a Change in Control must occur within the
12-month
period following a Change in Control, any unvested stock options, unvested restricted stock, unvested stock appreciation rights and other unvested incentive compensation awards, held by the executive on the termination date will automatically vest and, in the case of stock options, become immediately exercisable as of the effective date of such termination.
Payments of Unused Leave Time
. In accordance with the Company’s paid time off policies, an executive officer will be paid any earned but unused paid time off upon termination. This payment will occur in all termination events. In addition to the leave time that the executive accrues in any year, such executive may carry forward 10 days of leave time from the prior year; therefore, the maximum payout upon termination for each executive would be the value of such executive’s contracted annual leave time plus 10 carry-over days.
Restrictive Covenants
. Pursuant to his or her Employment Agreement, each executive officer is subject to certain restrictive covenants that survive termination of employment, such as 18 or
24-month
non-solicitation
and
non-competition
restrictive covenants, a customary confidentiality agreement surviving the term of the Employment Agreement and a
10-year
non-disparagement
restrictive covenant. If the executive fails to comply with any of those restrictive covenants, he or she will not be entitled to receive any further payments or benefits as a result of the termination of his or her employment (other than his or her base salary through the date of termination and reimbursement of any reasonable business expenses incurred through the date of termination). In addition, the Company then will have the right to terminate without advance notice any future payments and benefits of every kind that otherwise would be due to the executive on account of his or her termination of employment.
The following table illustrates the payments and benefits that each of Dr. Medel and Messrs. Farber, Andreano and Pepia would have received under his Employment Agreement if his employment with the Company had terminated for any of the reasons described above on December 31, 2019. Mr. Clark was terminated by the Company without Cause effective as of December 31, 2019. The amounts presented in the tables, reflect compensation (including equity ownership) at such year end, are estimates only and do not necessarily reflect the actual value of the payments and other benefits that would be received by the NEOs, which would only be known at the time that employment actually terminates.

		TRIGGERING EVENT
Executive	Compensation Components	Change in Control	By Executive without Good Reason	By Company for Cause		By Company without Cause	By Executive for Good Reason	By the Company by Reason of Executive’s Disability	By Executive Due to Poor Health or Due to Executive’s Death
Roger J. Medel, M.D.	Cash Severance(1)	$6,375,000	$1,125,000	$—	(10)	$5,375,000	$5,375,000	$2,125,000	$1,125,000
	Long-term Incentives(5)	8,713,638	—	—		8,713,638	8,713,638	8,713,638	8,713,638
	Other Compensation(6)	198,000	198,000	198,000		198,000	198,000	198,000	198,000

	Total Benefit to Employee	$15,286,638	$1,323,000	$198,000		$14,286,638	$14,286,638	$11,036,638	$10,036,638
Stephen D. Farber	Cash Severance(2)	$2,887,500	$—	$—	(10)	$2,337,500	$2,062,500	$1,237,500	$412,500
	Long-term Incentives(7)	3,324,407	—	—		3,324,407	3,324,407	3,324,407	3,324,407

	Total Benefit to Employee	$6,211,907	$—	$—		$5,661,907	$5,386,907	$4,561,907	$3,736,907
David A. Clark	Cash Severance(3)	$—	$—	$—		$1,575,000	$—	$—	$—
	Long-Term Incentives (7)	—	—	—		3,232,088	—	—	—

	Total Benefit to Employee	$—	$—	$—		$4,807,088	$—	$—	$—
Dominic J. Andreano	Cash Severance(3)	$1,662,500	$—	$—	(10)	$1,425,000	$1,425,000	$1,068,750	$356,250
	Long-term Incentives(8)	1,667,428	—	—		—	1,667,428	1,667,428	1,667,428

	Total Benefit to Employee	$3,329,928	$—	$—		$1,425,000	$3,092,428	$2,736,178	$2,023,678
John C. Pepia	Cash Severance(4)	$584,375	$—	$—	(10)	$743,750	$743,750	$265,625	$159,375
	Long-term Incentives(9)	1,942,993	—	—		1,942,993	1,942,993	—	—

	Total Benefit to Employee	$2,527,368	$—	$—		$2,686,743	$2,686,743	$265,625	$159,375

(1)	Cash severance includes: (i) in the case of a termination by the executive without Good Reason, base salary through the date of termination, the actual performance bonus, on a pro rata basis, that would have been payable to the executive for the fiscal year, as set forth in the Summary Compensation Table, if the executive had not been terminated so long as the executive gives sufficient notice and executes a general release of Company plus any reimbursement owed to the executive for reasonable business expenses incurred through the date of termination, (ii) in the case of termination by the Company without Cause or by the executive for Good Reason, (a) continuation of base salary through the termination date, plus any reimbursement owed to the executive for any reasonable business expenses incurred through the date of termination, (b) continuation of base salary for 24 months after the termination date, (c) on the first and second anniversaries of the termination date, the greater of the executive’s “average annual performance bonus” (as defined in the executive’s Employment Agreement) or his prior year’s bonus (this amount is paid as a lump sum within 90 days of the termination date if the termination is in connection with a Change in Control) and (d) the actual performance bonus, on a pro rata basis, that would have been payable to the executive for the fiscal year if the executive had not been terminated, (iii) in the case of termination by the Company without Cause or Dr. Medel for Good Reason, in either case within 24 months following a Change in Control: (a) continuation of base salary through the termination date, plus any reimbursement owed to the executive for any reasonable business expenses incurred through the date of termination, (b) continuation of base salary for 36 months after the termination date, (c) within 90 days following such termination, an amount equal to three times the greater of the executive’s “average annual performance bonus” (as defined in the executive’s Employment Agreement) or his prior year’s bonus, and (iv) in the case of termination by the Company on account of the executive’s Disability, continuation of base salary for a period of 12 months after the termination date and the actual performance bonus, on a pro rata basis, that would have been payable to executive for the fiscal year if executive had not been terminated, and (v) in the case of termination by the executive due to executive’s Poor Health or Death, the executive’s base salary through the termination date, the actual performance bonus, on a pro rata basis, that would have been payable to the executive for the fiscal year if the executive had not been terminated plus any reimbursement owed to the executive for reasonable business expenses incurred through the date of termination.

(2)	Cash severance includes: (i) in the case of termination by the Company without Cause, (a) continuation of base salary through the termination date, plus any reimbursement owed to the executive for any reasonable business expenses incurred through the date of termination, (b) continuation of base salary for 24 months after the termination date, (c) the actual performance bonus, on a pro rata basis, that would have been payable to the executive for the fiscal year if the executive had not been terminated, and (d) the executive’s “average annual performance bonus” (as defined in the executive’s Employment Agreement), (ii) in the case of termination by the Executive for Good Reason, (a) continuation of base salary through the termination date, plus any reimbursement owed to the executive for any reasonable business expenses incurred through the date of termination, (b) continuation of base salary for 18 months after the termination date (24 months in the case of Good Reason termination following a Change in Control, each as defined in the Executive’s Employment Agreement), (c) an amount equal to 1.5 times the executive’s “average annual performance bonus” (as defined in the executive’s Employment Agreement), and (d) the actual performance bonus, on a pro rata basis, that would have been payable to the executive for the fiscal year if the executive had not been terminated, and (iii) in the case of termination by the Company on account of the executive’s Disability, the Company will pay the executive his base salary for a period of 12 months after the termination date and the actual performance bonus, on a pro rata basis, that would have been payable to the executive for the fiscal year if the executive had not been terminated, and (iv) in the case of termination by the executive due to the executive’s Poor Health or Death, the executive’s base salary through the termination date, plus any reimbursement owed to the executive for reasonable business expenses incurred through the date of termination and the actual performance bonus, on a pro rata basis, that would have been payable to the executive for the fiscal year if the executive had not been terminated.

(3)	Cash severance includes: (i) in the case of termination of Mr. Clark or Mr. Andreano by the Company without Cause or by the executive for Good Reason (in the case of Mr. Andreano), (a) continuation of base salary through the termination date, plus any reimbursement owed to the executive for any reasonable business expenses incurred through the date of termination, (b) continuation of base salary for 18 months after the termination date, (c) the actual performance bonus, on a pro rata basis, that would have been payable to the executive for the fiscal year if the executive had not been terminated, and (d) the executive’s “average annual performance bonus” (as defined in the executive’s Employment Agreement), (ii) in the case of Mr. Andreano’s termination by the Company on account of his Disability, the Company will pay his base salary for a period of 12 months after the termination date and the actual performance bonus, on a pro rata basis, that would have been payable to him for the fiscal year if he had not been terminated, and (iii) in the case of termination of Mr. Andreano by himself due to his Poor Health or Death, his base salary through the termination date, plus any reimbursement owed to Mr. Andreano for reasonable business expenses incurred through the date of termination and the actual performance bonus, on a pro rata basis, that would have been payable to him for the fiscal year if he had not been terminated.

(4)	Cash severance includes: (i) in the case of termination by the Company without Cause or by the Executive for Good Reason, (a) continuation of base salary through the termination date, plus any reimbursement owed to the executive for any reasonable business expenses incurred through the date of termination, (b) continuation of base salary for 12 months after the termination date, (c) the actual performance bonus, on a pro rata basis, that would have been payable to the executive for the fiscal year if the executive had not been terminated, and (d) the greater of the executive’s “average annual performance bonus” (as defined in the executive’s Employment Agreement) or his prior year’s performance bonus, on a pro rata basis, that would have been payable to the executive for the fiscal year if the executive had not been terminated, (ii) in the case of termination by the Company on account of the executive’s Disability, the Company will pay the executive his base salary for a period of 12 months after the termination date and the actual performance bonus, on a pro rata basis, that would have been payable to the executive for the fiscal year if the executive had not been terminated, and (iii) in the case of termination by the executive due to the executive’s Poor Health or Death, the executive’s base salary through the termination date, plus any reimbursement owed to the executive for reasonable business expenses incurred through the date of termination and the actual performance bonus, on a pro rata basis, that would have been payable to the executive for the fiscal year if the executive had not been terminated.

(5)	This amount reflects the value of the executive’s unvested restricted stock as of December 31, 2019 that would continue to vest until fully vested if a specified termination event had occurred on December 31, 2019. In the case of a Change in Control, the vesting of such unvested restricted stock is immediate whether or not the executive’s employment is terminated.

(6)	If Dr. Medel’s employment is terminated for any reason, the Company will reimburse Dr. Medel for mutually agreed upon lease space and reasonable wages to an administrative assistant for two years from his date of termination. This amount represents the approximate cost of lease space and reasonable wages to an administrative assistant for two years.

(7)	This amount reflects the value of the executive’s unvested restricted stock as of December 31, 2019 that would vest if a specified termination event had occurred on December 31, 2019.

(8)	This amount reflects the value of the executive’s unvested restricted stock as of December 31, 2019 that would continue to vest until fully vested if a specified termination event had occurred on December 31, 2019. Other than as determined by the Compensation Committee for any particular grant, in the case of a Change in Control, the vesting of such unvested restricted stock is immediate in the case of termination by the Company without Cause or by the executive for Good Reason following a Change in Control, or in the event that termination by the executive for Good Reason related to certain triggering events following a Change in Control occurs within the
24-month
period of a Change in Control, any unvested restricted stock will automatically vest.

(9)	This amount reflects the value of the executive’s unvested restricted stock as of December 31, 2019 that would continue to vest until fully vested if a specified termination event had occurred on December 31, 2019. Other than as determined by the Compensation Committee for any particular grant, in the case of a Change in Control, the vesting of such unvested restricted stock is immediate in the case of termination by the Company without Cause or by the executive for Good Reason following a Change in Control, or in the event that termination by the executive for Good Reason related to certain triggering events following a Change in Control occurs within the
12-month
period of a Change in Control, any unvested restricted stock will automatically vest. If the executive is terminated for Cause, then the Company will continue to pay the executive his base salary through the termination date plus any reimbursement owed to the executive for any reasonable business expenses incurred through the date of termination.

Chief Executive Officer Pay Ratio
Our CEO’s annual total compensation for 2019 was $8,066,275, as reflected in the Summary Compensation Table included in this Form
10-K/A.
The calculation of annual total compensation of all employees, excluding our CEO, as of December 31, 2019 was determined using 2019
W-2
compensation, on an annualized basis for full-time employees who were not employed by us for all of 2019. Our median employee’s annual total compensation for 2019 was $98,094. As a result, we estimate that our CEO’s 2019 annual total compensation was approximately 82 times that of our median employee.
Compensation Committee Interlocks and Insider Participation
In 2019, none of our executive officers or Directors was a member of the Board of Directors of any other company where the relationship would be considered a compensation committee interlock under the SEC rules.
DIRECTOR COMPENSATION
Each
 non-employee
 Director receives the following compensation for their service: (i) an annual retainer fee of $65,000, payable quarterly, (ii) an annual fee of $7,500 for attendance at meetings, payable quarterly, (iii) an additional annual retainer fee of $50,000, payable quarterly, for the Chairman of the Board of Directors and an additional annual retainer fee of $25,000, payable quarterly, for the Lead Independent Director, (iv) an additional annual retainer fee of $20,000, payable quarterly, for the chair of the Audit Committee, and (v) an additional annual retainer fee of $10,000 per committee, payable quarterly, for the chair of any committee of the Board of Directors other than the Audit Committee. In addition, each year, each non-employee
 Director is granted restricted stock with a grant date fair value of $127,500, vesting in equal annual increments over a three-year period commencing on the anniversary of the date of grant.
The Board of Directors’ policy for awarding restricted stock also applies to each non-employee
 Director upon his or her initial election or appointment to the Board of Directors. The grant date fair value of the award will be $200,000 with a three-year vesting period. We provide grants of equity to our Directors because we believe that it helps foster a long-term perspective and aligns our Directors’ interests with that of our shareholders. All non-management
 members of our Board of Directors are required to own MEDNAX common stock worth three times their annual base cash retainer fee. MEDNAX also reimburses all of its Directors for out-of-pocket
 expenses incurred in connection with the rendering of services as a Director.
Due to the impacts of
COVID-19
on the Company’s business, in March 2020, the Board of Directors agreed to forego their annual cash retainer and cash meeting payments, until further notice.
The following table includes all
 non-employee
 Directors who served in 2019. Dr. Medel does not earn additional income for his service as a Director.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Total Compensation
Cesar L. Alvarez	$122,500	$127,505	$250,005
Manuel Kadre	$107,500	$127,505	$235,005
Karey D. Barker	$72,500	$127,505	$200,005
Waldemar A. Carlo, M.D.	$82,500	$127,505	$210,005
Michael B. Fernandez	$72,500	$127,505	$200,005
Paul G. Gabos	$92,500	$127,505	$220,005
Pascal J. Goldschmidt, M.D.	$76,236	$127,505	$203,741
Carlos A. Migoya (3)	$45,412	$200,004	$245,416
Michael A. Rucker (3)	$45,412	$200,004	$245,416
Enrique J. Sosa, Ph.D.	$78,764	$127,505	$206,269

(1)	This column reports the amount of cash compensation earned in 2019 for Board and committee service.
(2)	The amounts in this column reflect the grant-date fair value of the restricted stock awards, calculated in accordance with the FASB Accounting Standards Codification (ASC) Topic 718, but excluding the impact of estimated forfeitures. The following Directors had outstanding stock option awards and restricted stock awards, respectively, at the end of fiscal year 2019: Mr. Alvarez (18,202 and 6,029), Mr. Kadre
(-0-
and 6,029), Ms. Barker
(-0-
and 6,029), Dr. Carlo (18,202 and 6,029), Mr. Fernandez
(-0-
and 6,029), Mr. Gabos (18,202 and 6,029), Dr. Goldschmidt
(-0-
and 6,029), Mr. Migoya
(-0-
and 7,345), Mr. Rucker
(-0-
and 7,345) and Dr. Sosa (18,202 and 6,029). For information regarding the assumptions made in calculating the amounts reflected in this column, see Note 15, “Stock Incentive Plans and Stock Purchase Plans,” to our Consolidated Financial Statements included in the Original Form
10-K
filed on February 20, 2020.
(3)	Elected to the Company’s Board of Directors in May 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires MEDNAX’s Directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC reports of ownership and changes in ownership of our common stock.
Based solely on a review of the copies of such reports filed with the SEC, the absence of a Form 3, 4 or 5, or representations from certain reporting persons that no Forms 5 were required, MEDNAX believes that all Section 16(a) filing requirements applicable to its Directors, officers and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 2019, with the exception of initial restricted stock grants for Messrs. Rucker and Migoya following their appointment to the Company’s Board, which were disclosed in Form 3 filings, two days after the deadline to disclose the grants on Form 4.

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information concerning the beneficial ownership of common stock of MEDNAX as of April 15, 2020, for the following:
•	Each person known to us to be a beneficial owner of more than 5% of our outstanding shares of common stock;

•	Each of our Directors;

•	Our Chief Executive Officer and our other NEOs; and

•	All of our Directors and executive officers as a group.

Name of Beneficial Owner(1)	Common Stock Beneficially Owned(2)
	Shares	Percent
BlackRock, Inc.(3)	7,869,083	9.2%
Starboard Value LP(4)	7,590,000	8.9%
The Vanguard Group, Inc.(5)	7,493,058	8.8%
ArrowMark Colorado Holdings, LLC(6)	5,352,519	6.3%
Dimensional Fund Advisors LP(7)	5,005,995	5.9%
Roger J. Medel, M.D.(8)	1,719,111	2.0%
Cesar L. Alvarez(9)	66,605	*
Karey D. Barker(10)	17,778	*
Waldemar A. Carlo, M.D.(11)	50,004	*
Michael B. Fernandez(12)	605,005	*
Paul G. Gabos(13)	42,515	*
Pascal J. Goldschmidt, M.D.(14)	15,538	*
Manuel Kadre(15)	124,313	*
Carlos A. Migoya(16)	12,062	*
Michael A. Rucker(17)	15,462	*
Enrique J. Sosa, Ph.D.(18)	55,552	*
Stephen D. Farber(19)	229,608	*
Dominic J. Andreano(20)	109,300	*
John C. Pepia(21)	110,615
All Directors and executive officers as a group (15 persons)(22)	3,308,596	3.9%

*	Less than one percent

(1)	Unless otherwise specified, the address of each of the beneficial owners identified is c/o MEDNAX, Inc., 1301 Concord Terrace, Sunrise, Florida 33323. Each holder is a beneficial owner of common stock of MEDNAX.

(2)	Based on 85,412,375 shares of common stock issued and outstanding as of April 15, 2020. The number and percentage of shares beneficially owned is determined in accordance with Rule
 13d-3
of the Exchange Act and the information is not necessarily indicative of beneficial ownership for any other purpose. Under that rule, beneficial ownership includes any shares as to which the individual or entity has voting power or investment power and any shares that the individual or entity has the right to acquire within 60 days of April 15, 2020, through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes or table, each individual or entity has sole voting and investment power, or shares such powers with his or her spouse, with respect to the shares shown as beneficially owned.

(3)	BlackRock, Inc. has sole voting power over 7,496,146 shares and sole dispositive power over 7,869,083 shares. This information is based on a Schedule 13G/A filed with the SEC on February 5, 2020. BlackRock, Inc.’s address is 55 East 52 nd
Street, New York, New York 10055. Reported ownership includes shares held by subsidiaries listed in the filing.

(4)	Starboard Value LP has sole voting and dispositive power over 7,590,000 shares. Starboard Value LP is an investment manager for Starboard Value and Opportunity Master Fund Ltd. and Starboard Value and Opportunity C LP, and the manager of Starboard Value and Opportunity S LLC. This information is based on a Schedule 13D/A filed with the SEC on March 2, 2020. Starboard Value LP’s address is 777 Third Avenue, 18th Floor, New York, New York 10017.

(5)	The Vanguard Group, Inc. has sole voting power over 43,481 shares, shared voting power over 13,603 shares, sole dispositive power over 7,447,532 shares and shared dispositive power over 45,526 shares. This information is based on a Schedule 13G filed with the SEC on February 12, 2020. The Vanguard Group’s address is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355. Reported ownership includes shares held by subsidiaries listed in the filing.

(6)	ArrowMark Colorado Holdings, LLC has sole voting and dispositive power over 5,352,519 shares. This information is based on a Schedule 13G filed with the SEC on February 14, 2020. ArrowMark Colorado Holdings, LLC’s address is 100 Fillmore Street, Suite 325, Denver, Colorado 80206.

(7)	Dimensional Fund Advisors LP has sole voting power over 4,887,752 shares and sole dispositive power over 5,005,995 shares. The Dimensional Fund Advisors LP is an investment adviser in accordance with Rule 13d 1(b)(1)(ii)(E) and serves as an investment manager or sub-adviser
to investment companies, trusts and accounts, collectively referred to as the “Funds”. In such role, Dimensional Fund Advisors LP or its subsidiaries may be deemed to be the beneficial owner of the shares held by the Funds. This information is based on a Schedule 13G filed with the SEC on February 12, 2020. Dimensional Fund Advisors LP’s address is Building One, 6300 Bee Cave Road, Austin, Texas 78746.

(8)	Includes (i) 1,286,652 shares of common stock directly owned; and (ii) 432,459 shares of unvested performance shares and restricted stock which Dr. Medel presently has the power to vote.

(9)	Includes (i) 39,673 shares of common stock directly owned; (ii) 18,202 shares of common stock subject to options exercisable within 60 days of April 15, 2020; and (iii) 8,730 shares of unvested restricted stock which Mr. Alvarez presently has the power to vote.

(10)	Includes (i) 9,048 shares of common stock directly owned; and (ii) 8,730 shares of unvested restricted stock which Ms. Barker presently has the power to vote.

(11)	Includes (i) 23,072 shares of common stock directly owned; (ii) 18,202 shares of common stock subject to options exercisable within 60 days of April 15, 2020; and (iii) 8,730 shares of unvested restricted stock which Dr. Carlo presently has the power to vote.

(12)	Includes (i) 323,955 shares of common stock directly owned; (ii) 22,320 shares of common stock beneficially owned through a self-directed IRA; (iii) 250,000 shares of common stock beneficially owned through MBF Family Investments, Ltd. (“MBF Family”), of which Mr. Fernandez is the sole owner of MBF Holdings, Inc., the general partner of MBF Family; and (iv) 8,730 shares of unvested restricted stock which Mr. Fernandez presently has the power to vote.

(13)	Includes (i) 15,583 shares of common stock directly owned; (ii) 18,202 shares of common stock subject to options exercisable within 60 days of April 15, 2020; and (iii) 8,730 shares of unvested restricted stock which Mr. Gabos presently has the power to vote.

(14)	Includes (i) 6,808 shares of common stock directly owned; and (ii) 8,730 shares of unvested restricted stock which Dr. Goldschmidt presently has the power to vote.

(15)	Includes (i) 115,583 shares of common stock directly owned; and (ii) 8,730 shares of unvested restricted stock which Mr. Kadre presently has the power to vote.

(16)	Includes 12,062 shares of unvested restricted stock which Mr. Migoya presently has the power to vote.

(17)	Includes (i) 3,400 shares of common stock directly owned; and (ii) 12,062 shares of unvested restricted stock which Mr. Rucker presently has the power to vote.

(18)	Includes (i) 28,620 shares of common stock directly owned; (ii) 18,202 shares of common stock subject to options exercisable within 60 days of April 15, 2020; and (iii) 8,730 shares of unvested restricted stock which Dr. Sosa presently has the power to vote.

(19)	Includes (i) 44,400 shares of common stock directly owned; and (ii) 185,208 shares of unvested performance shares and restricted stock which Mr. Farber presently has the power to vote.

(20)	Includes (i) 22,602 shares of common stock directly owned; (ii) 1,342 shares of common stock directly owned that were acquired through the Company’s Employee Stock Purchase Plan; and (iii) 85,356 shares of unvested performance shares and restricted stock which Mr. Andreano presently has the power to vote.

(21)	Includes (i) 22,920 shares of common stock directly owned; (ii) 10,942 shares of common stock directly owned that were acquired through the Company’s Employee Stock Purchase Plan; and (iii) 76,753 shares of unvested performance shares and restricted stock which Mr. Pepia presently has the power to vote.

(22)	Includes (i) 1,954,600 shares of common stock directly owned; (ii) 22,320 shares of common stock beneficially owned through a self-directed IRA, (iii) 250,000 shares of common stock beneficially owned through a director’s related company, (iv) 72,808 shares of common stock subject to options exercisable within 60 days of April 15, 2020; and (v) 1,008,868 shares of unvested performance shares and restricted stock which certain executive officers presently have the power to vote.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval of Related Person Transactions
MEDNAX has a written policy for the review and approval or ratification of transactions (i) between MEDNAX and any MEDNAX Director or any other entity in which any MEDNAX Director is a director, officer or has a financial interest; and (ii) in which MEDNAX is or will be a participant and any related person has or will have a direct or indirect material interest. For purposes of the policy, a related person includes any MEDNAX Director or Director nominee, executive officer or holder of more than 5% of the outstanding voting stock of MEDNAX or any of their respective immediate family members. The policy does not apply to transactions pertaining to (i) director or officer compensation that is approved or recommended to MEDNAX’s Board of Directors for approval by MEDNAX’s Compensation Committee or (ii) the employment by MEDNAX of any immediate family member of a related person in a non-officer
 position and at compensation levels commensurate with that paid to other similarly situated employees.
Pursuant to the terms of the policy, all covered transactions, if determined to be material by MEDNAX’s General Counsel or if the transaction involves the participation of a member of the MEDNAX Board of Directors, are required to be promptly referred to the disinterested members of the MEDNAX Audit Committee for their review or, if less than a majority of the members of MEDNAX Audit Committee are disinterested, to all the disinterested members of the MEDNAX Board of Directors. Pursuant to the terms of the policy, materiality determinations must be based on the significance of the information to investors in light of all circumstances, including, but not limited to, the (i) relationship of the related persons to the covered transaction, and with each other, (ii) importance to the person having the interest, and (iii) amount involved in the transaction. All transactions involving in excess of $120,000 are automatically deemed to be material pursuant to the terms of the policy.
The disinterested Directors of MEDNAX’s Audit Committee or Board of Directors, as applicable, are required to review such material covered transactions at their next regularly-scheduled meeting, or earlier if a special meeting is called by the Chairman of the Audit Committee and may only approve such a material covered transaction if it has been entered into in good faith and on fair and reasonable terms that are no less favorable to MEDNAX than those that would be available to MEDNAX in a comparable transaction in arm’s length dealings with an unrelated third party at the time it is considered by the disinterested Directors of MEDNAX’s Audit Committee or Board of Directors, as applicable.
All of the transactions described in “Transactions with Related Persons” below were covered transactions under our policy and the policies and procedures required by the policy were followed in connection with the review and approval or ratification of all of such transactions.
Transactions with Related Persons
Mr. Alvarez has served on MEDNAX’s Board of Directors since March 1997. Mr. Alvarez is the Senior Chairman of Greenberg Traurig, P.A., which serves as one of MEDNAX’s outside counsels and receives customary fees for legal services. In 2019, MEDNAX paid Greenberg Traurig, P.A. approximately $1 million for such services and currently anticipates that this relationship will continue. Mr. Alvarez does not personally provide legal services to MEDNAX and derives no direct personal benefit from MEDNAX’s payment for legal services to Greenberg Traurig, P.A. Further, the fees derived from MEDNAX represent an immaterial portion of the overall revenue generated by Greenberg Traurig, P.A.
Independence
See Item 10 – Directors, Executive Officers and Corporate Governance – above for a discussion on director independence.
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditors
MEDNAX’s independent auditor for the year ended December 31, 2019 was the firm of PricewaterhouseCoopers LLP. Subject to shareholder ratification at the Company’s 2020 Annual Meeting of Shareholders, the Audit Committee has reappointed PricewaterhouseCoopers LLP as the independent registered public accounting firm to perform audit services for MEDNAX in 2020.

Fees Paid to Independent Auditors
The aggregate fees billed by PricewaterhouseCoopers LLP for the indicated services rendered during fiscal years 2019 and 2018 were as follows:
Audit Fees
PricewaterhouseCoopers LLP billed MEDNAX $1,923,500, in the aggregate, for professional services for the audit of the Company’s consolidated financial statements and internal control over financial reporting for the year ended December 31, 2019, reviews of MEDNAX’s interim consolidated financial statements, which are included in each of MEDNAX’s Quarterly Reports on Form
 10-Q
 for the year ended December 31, 2019, the statutory audit of MEDNAX’s wholly owned captive insurance subsidiary and the review of certain SEC filings. During 2018, billed MEDNAX $1,637,000, in the aggregate, for professional services for the audit of the Company’s consolidated financial statements and internal control over financial reporting for the year ended December 31, 2018, reviews of MEDNAX’s interim consolidated financial statements, which are included in each of MEDNAX’s Quarterly Reports on Form
 10-Q
 for the year ended December 31, 2018, the statutory audit of MEDNAX’s wholly owned captive insurance subsidiary and the review of certain SEC filings.
Audit-Related Fees
PricewaterhouseCoopers LLP did not bill MEDNAX for any audit-related fees in 2019 or 2018.
Tax Fees
PricewaterhouseCoopers LLP did not bill MEDNAX for any tax services in 2019 or 2018.
All Other Fees
In 2019, PricewaterhouseCoopers LLP billed MEDNAX $928,000 for transaction related expenses related to the divestiture of the Company’s management services organization and $25,000 for the review of an offering memorandum and the related issuance of a comfort letter. In 2018, PricewaterhouseCoopers LLP billed MEDNAX $100,000 for the review of an offering memorandum and the related issuance of a comfort letter, as well as $250,000 for a portion of the engagement related to a carve-out
 audit of one of the Company’s subsidiaries.
Pre-Approval
Policies and Procedures
The Audit Committee is required to review and approve the proposed retention of independent auditors to perform any proposed auditing and non-auditing
 services as outlined in its charter. The Audit Committee has not established policies and procedures separate from its charter concerning the pre-approval
 of auditing and
 non-auditing
 related services. As required by Section 10A of the Exchange Act, our Audit Committee has authorized all auditing and non-auditing
 services provided by PricewaterhouseCoopers LLP during 2019 and 2018 and the fees paid for such services.

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

All financial statements are omitted for the reason that they are not required or the information is otherwise supplied in Item 8. “Financial Statements and Supplementary Data” in the Original Form
10-K
filed on February 20, 2020.
(a)(2)	Financial Statement Schedules

The financial statement schedule for the years ended December 31, 2019, 2018 and 2017, is included in Item 15. “Exhibits and Financial Statement Schedules” in the Original Form
10-K
filed on February 20, 2020.
(a)(3)	Exhibits

See Item 15(b) of this Form
10-K/A.
(b)	Exhibits

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

4.10+++	Description of Securities of MEDNAX, Inc.

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

10.23+	Amended and Restated Employment Agreement, dated February 13, 2020, by and between MEDNAX Services, Inc. and Stephen D. Farber.*

10.24+	First Amendment to Amended and Restated Employment Agreement, effective April 1, 2020, by and between MEDNAX Services, Inc. and Stephen D. Farber.*

10.25+	Amended and Restated Employment Agreement, dated February 13, 2020, by and between MEDNAX Services, Inc. and Dominic J. Andreano.*

10.26+	First Amendment to Amended and Restated Employment Agreement, effective April 1, 2020, by and between MEDNAX Services, Inc. and Dominic J. Andreano.*

10.27+++
Employment Agreement, dated August 1, 2019, by and between MEDNAX Services, Inc. and John C. Pepia (incorporated by reference to Exhibit 10.25 to MEDNAX’s Annual Report on Form 10-K for the period ended December 31, 2019).*

10.28+	First Amendment to Employment Agreement, effective April 1, 2020, by and between MEDNAX Services, Inc. and John C. Pepia.*

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

21.1+++	Subsidiaries of the Registrant.

23.1+++	Consent of PricewaterhouseCoopers LLP.

31.1+++	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+++	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3+
Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No.1 to the Annual Report on Form 10-K/A for the year ended December 31, 2019.

31.4+
Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No.1 to the Annual Report on Form 10-K/A for the year ended December 31, 2019.

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
S-K.

+	Filed herewith.
++	Furnished as an exhibit to the Original Form 10-K, filed on February 20, 2020.
+++	Filed as an exhibit to the Original Form 10-K, filed on February 20, 2020.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDNAX, INC.

Date: April 28, 2020	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D.
Chief Executive Officer