Form 10-Q
period 2020-03-31
MEDNAX, INC.
filed 2020-05-07
CIK 893949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
12b-2
of the Exchange Act.

		Accelerated filer	☐

Large accelerated filer	☑	Non-accelerated filer	☐

Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes
☐
  No
☑
On
May

, 2020, the registrant had outstanding 85,409,248 shares of Common Stock, par value $.01 per share.

MEDNAX, INC.

MEDNAX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$312,155	$112,767
Short-term investments	85,041	74,510
Accounts receivable, net	476,991	498,869
Prepaid expenses	19,409	21,919
Income taxes receivable	26,449	—
Other current assets	20,851	23,442

Total current assets	940,896	731,507
Property and equipment, net	100,227	94,492
Goodwill	2,710,292	2,710,292
Intangible assets, net	263,308	274,407
Operating lease right-of-use assets	79,810	82,824
Deferred income tax assets	132,783	162,385
Other assets	92,346	89,994

Total assets	$4,319,662	$4,145,901

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$323,363	$511,866
Current portion of finance lease liabilities	697	130
Current portion of operating lease liabilities	22,340	23,317
Income taxes payable	—	6,505

Total current liabilities	346,400	541,818
Line of credit	368,500	—
Long-term debt and finance lease liabilities, net	1,733,469	1,730,295
Long-term operating lease liabilities	62,238	67,005
Long-term professional liabilities	238,347	226,892
Deferred income tax liabilities	61,975	57,995
Other liabilities	21,337	22,900

Total liabilities	2,832,266	2,646,905

Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000 shares authorized; 85,150 and 84,248 shares issued and outstanding, respectively	852	842
Additional paid-in capital	995,257	987,942
Retained earnings	491,287	510,212

Total shareholders’ equity	1,487,396	1,498,996

Total liabilities and shareholders’ equity	$4,319,662	$4,145,901

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net revenue	$845,918	$851,183

Operating expenses:
Practice salaries and benefits	652,721	621,539
Practice supplies and other operating expenses	25,264	25,791
General and administrative expenses	105,235	101,821
Depreciation and amortization	18,673	20,033
Transformational and restructuring related expenses	30,907	3,544

Total operating expenses	832,800	772,728

Income from operations	13,118	78,455
Investment and other (expense) income	(679)	1,647
Interest expense	(27,608)	(30,723)
Equity in earnings of unconsolidated affiliates	1,345	1,236

Total non-operating expenses	(26,942)	(27,840)

(Loss) income from continuing operations before income taxes	(13,824)	50,615
Income tax provision	(2,286)	(8,962)

(Loss) income from continuing operations	(16,110)	41,653
Loss from discontinued operations, net of tax	(2,602)	(284,525)

Net loss	$(18,712)	$(242,872)

Per common and common equivalent share data:
(Loss) income from continuing operations:
Basic	$(0.20)	$0.48

Diluted	$(0.20)	$0.48

Loss from discontinued operations:
Basic	$(0.03)	$(3.31)

Diluted	$(0.03)	$(3.29)

Net loss:
Basic	$(0.23)	$(2.82)

Diluted	$(0.23)	$(2.81)

Weighted average common shares:
Basic	82,799	86,073
Diluted	82,799	86,545

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Equity
2020
Balance at January 1, 2020	84,248	$842	$987,942	$510,212	$1,498,996

Net loss	—	—	—	(18,712)	(18,712)
Unrealized holding loss on investments, net of tax (1)	—	—	—	(213)	(213)
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	78	1	1,831	—	1,832
Issuance of restricted stock	968	10	(10)	—	—
Forfeitures of restricted stock	(19)	—	—	—	—
Stock-based compensation expense	—	—	8,035	—	8,035
Repurchased common stock	(125)	(1)	(2,541)	—	(2,542)

Balance at March 31, 2020	85,150	$852	$995,257	$491,287	$1,487,396

2019
Balance at January 1, 2019	87,820	$878	$992,647	$2,094,359	$3,087,884

Net loss	—	—	—	(242,872)	(242,872)
Unrealized holding loss on investments, net of tax (1)	—	—	—	(194)	(194)
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	140	1	3,541	—	3,542
Issuance of restricted stock	978	10	(10)	—	—
Forfeitures of restricted stock	(6)	—	—	—	—
Stock swaps	(20)	—	(666)	—	(666)
Stock-based compensation expense	—	—	11,100	—	11,100
Repurchased common stock	(2,525)	(25)	(28,740)	(50,217)	(78,982)

Balance at March 31, 2019	86,387	$864	$977,872	$1,801,076	$2,779,812

(1)	Presented within retained earnings on the consolidated balance sheet as the balance is immaterial.
The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(18,712)	$(242,872)
Loss from discontinued operations	2,602	284,525
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	18,673	20,033
Amortization of premiums, discounts and issuance costs	1,458	1,520
Stock-based compensation expense	8,035	10,989
Deferred income taxes	33,582	(5,108)
Other	(1,883)	2,767
Changes in assets and liabilities:
Accounts receivable	25,904	(15,915)
Prepaid expenses and other current assets	5,101	4,790
Other long-term assets	11,189	9,580
Accounts payable and accrued expenses	(198,452)	(132,559)
Income taxes payable	(32,883)	14,373
Payments of contingent consideration liabilities	(102)	(42)
Long-term professional liabilities	6,969	(496)
Other liabilities	(7,912)	(11,993)

Net cash used in operating activities – continuing operations	(146,431)	(60,408)
Net cash provided by operating activities - discontinued operations	—	3,591

Net cash used in operating activities	(146,431)	(56,817)

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(75)	(4,250)
Purchases of investments	(21,042)	—
Proceeds from maturities or sales of investments	9,860	4,800
Purchases of property and equipment	(13,713)	(5,821)
Proceeds from sale of business	4,750	—

Net cash used in investing activities – continuing operations	(20,220)	(5,271)
Net cash used in investing activities - discontinued operations	—	(3,420)

Net cash used in investing activities	(20,220)	(8,691)

Cash flows from financing activities:
Borrowings on credit agreement	515,000	518,500
Payments on credit agreement	(146,500)	(866,000)
Proceeds from issuance of senior notes	—	500,000
Payments for credit facility amendment and financing costs	(500)	(8,380)
Payments of contingent consideration liabilities	(1,248)	(1,308)
Payments on finance lease obligations	(3)	(42)
Proceeds from issuance of common stock	1,832	2,876
Repurchases of common stock	(2,542)	(78,982)

Net cash provided from financing activities – continuing operations	366,039	66,664
Net cash provided from financing activities - discontinued operations	—	—

Net cash provided from financing activities	366,039	66,664

Net increase in cash and cash equivalents	199,388	1,156
Cash and cash equivalents at beginning of period	112,767	56,745
Less cash and cash equivalents of discontinued operations at end of period	—	(11,425)

Cash and cash equivalents of continuing operations at end of period	$312,155	$46,476

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
1.	Basis of Presentation and New Accounting Pronouncements:
The accompanying unaudited Consolidated Financial Statements of the Company and the notes thereto presented in this Form
10-Q
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
The consolidated results of operations for the interim periods presented are not necessarily indicative of the results to be experienced for the entire fiscal year. In addition, the accompanying unaudited Consolidated Financial Statements and the notes thereto should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s most recent Annual Report on Form
10-K
(the “Form
10-K”).
In October 2019, the Company divested its management services organization, which operated as MedData, to allow the Company to focus on its core physician services business. The operating results of MedData were reported as discontinued operations in the Company’s Consolidated Statements of Income for the three months ended March 31, 2019. See note 6 for more information.
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
2.	Coronavirus Pandemic (“COVID-19”):
COVID-19
and related “stay at home” and social distancing measures implemented across the country has significantly impacted demand for medical services provided by the Company’s affiliated clinicians. Beginning in mid-March
2020, the Company experienced a significant decline in the number of elective surgeries at the facilities where the Company’s affiliated clinicians provided anesthesia services. See Note 12 - Subsequent Events for information regarding the divestment of the Company’s anesthesia medical group on May 6, 2020. Much of this decline has been due to the closure of operating suites or facilities following federal advisories to cancel non-urgent
procedures and the prohibition of such procedures by several states. Within the Company’s radiology service line, orders for radiological studies have declined by a meaningful amount from historically normal levels, with much of this reduction focused in non-urgent
studies. The Company’s affiliated office-based practices, which specialize in maternal-fetal medicine, pediatric cardiology, and numerous pediatric subspecialties, have seen a significant elevation of appointment cancellations compared to historical normal levels. At this time, the Company has not experienced, nor does it currently anticipate, any significant impact to neonatal intensive care unit (NICU) patient volumes as a result of
COVID-19.
The Company has implemented a number of actions to preserve financial flexibility and partially mitigate the significant anticipated impact of
COVID-19.
These steps included a suspension of most activities related to the Company’s transformational and restructuring programs, limiting these expenditures to those that provide
 essential support for the Company’s response to
COVID-19.
In addition, (i) the Company temporarily reduced executive and key management base salaries, including 50% reductions in salaries for its named executive officers through at least June 30, 2020; (ii) the Board of Directors agreed to forego their annual cash retainer and cash meeting payments, until further notice; (iii) the Company enacted a combination of salary reductions and furloughs for non-clinical
employees; and (iv) the Company enacted significant operational and practice-specific expense reduction plans across its clinical operations.
In response to the anticipated impact of COVID-19 on the Company’s results of operations, on
March 25, 2020, the Company amended and restated its Credit Agreement to, among other things, (i) establish a deemed Consolidated EBITDA of $139.2 million for the second and third quarters of 2020, reflecting average Adjusted EBITDA from continuing operations for the prior eight quarters (calculated for purposes of the Credit Agreement), which will be used in the calculation of rolling four consecutive quarter Consolidated EBITDA under the Credit Agreement, (ii) temporarily increase the maximum consolidated net leverage ratio required to be maintained by the Company from 4.50:1:00 to 5.00:1:00 for the second and third quarters of 2020 and 4.75:1:00 for the fourth quarter of 2020, before returning to
4.50:1:00
for the first quarter of 2021 and beyond, (iii) require that the Company maintains minimum availability under the Credit Agreement of $300.0 million through the third quarter of 2021, (iv) provide for a weekly repayment of borrowings under the Credit Agreement through the second quarter of 2021 using unrestricted cash on hand in excess of $300.0 million, plus a reserve for certain payables, and (v) temporarily restrict the Company’s ability to make restricted payments under the Credit Agreement for the remainder of 2020, subject to certain exceptions. At March 31, 2020, the Company believes it was in compliance, in all material respects, with the financial covenants and other restrictions applicable to the Company under its Credit Agreement, its 5.25% senior unsecured notes due 2023 and its 6.25% senior unsecured notes due 2027. The Company believes it will be in compliance with these covenants for the next twelve months.
CARES Act
On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing up to $100 billion in aid to the healthcare industry to reimburse healthcare providers for lost revenue and expenses attributable to
COVID-19.
The Department of Health and Human Services (“HHS”) is administering this program and began disbursing funds from the initial $30 billion in early April 2020, of which the Company’s affiliated physician practices received an aggregate of $12.2 million based on their respective share of Medicare fee for service reimbursements in 2019. The remaining $70 billion in aid is intended to focus on providers in areas particularly impacted by
COVID-19,
rural providers, providers of services with lower shares of Medicare reimbursement or who predominantly serve the Medicaid population, and providers requesting reimbursement for the treatment of uninsured Americans. It is unknown what, if any, portion of the remaining healthcare industry funding on the CARES Act the Company and its affiliated physician practices will qualify for and receive.
In addition, the CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. The Company intends to utilize this deferral option throughout 2020.
The Company currently expects that the COVID-19 situation will materially impact its financial results, but due to the rapidly evolving environment and continued uncertainties surrounding the timeline of and impacts from COVID-19, the Company is unable to predict the ultimate impact on its business, financial condition, results of operations and cash flows. The Company, however, believes it will be able to generate sufficient liquidity to satisfy its obligations for the next twelve months.

3.	Cash Equivalents and Investments:
As of March 31, 2020 and December 31, 2019, the Company’s cash equivalents consisted entirely of money market funds totaling $6.4 million and $16.8 million, respectively. Investments consisted of corporate securities, municipal debt securities, federal home loan securities and certificates of deposit. All investments are classified as current.
Investments held at March 31, 2020 and December 31, 2019 are summarized as follows (in thousands):

	March 31, 2020	December 31, 2019
Corporate securities	$46,883	$32,962
Municipal debt securities	23,327	29,066
Federal home loan securities	8,052	8,013
Certificates of deposit	6,779	4,469

	$85,041	$74,510

4.	Fair Value Measurements:
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
The following table presents information about the Company’s financial instruments that are accounted for at fair value on a recurring basis at March 31, 2020 and December 31, 2019 (in thousands):

		Fair Value
	Fair Value Category	March 31, 2020	December 31, 2019
Assets:
Money market funds	Level 1	$6,357	$16,775
Short-term investments	Level 2	85,041	74,510
Mutual Funds	Level 1	11,640	14,264
Liabilities:
Contingent consideration	Level 3	1,288	2,696
The following table presents information about the Company’s financial instruments that are not carried at fair value at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
2023 Notes	750,000	611,250	750,000	766,875
2027 Notes	1,000,000	801,200	1,000,000	1,025,600
The carrying amounts of cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments. The carrying value of the Company’s line of credit approximates fair value. If the line of credit was measured at fair value, it would be categorized as Level 2 in the fair value hierarchy.

5 .	Accounts Receivable and Net Revenue:
Accounts receivable, net consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Gross accounts receivable	$1,840,118	$1,943,664
Allowance for contractual adjustments and uncollectibles	(1,363,127)	(1,444,795)

	$476,991	$498,869

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
The following table summarizes the Company’s net revenue by category (in thousands):

	Three Months Ended March 31,
	2020	2019
Net patient service revenue	$734,387	$749,585
Hospital contract administrative fees	104,595	94,721
Other revenue	6,936	6,877

	$845,918	$851,183

The approximate percentage of net patient service revenue by type of payor was as follows:

	Three Months Ended March 31,
	2020	2019
Contracted managed care	68%	69%
Government	25	24
Other third-parties	5	5
Private-pay patients	2	2

	100%	100%

6 .	Discontinued Operations:
On October 10, 2019, the Company entered into a securities purchase agreement with an affiliate of Frazier Healthcare Partners to divest its management services organization, which operated as MedData, and the transaction closed on October 31, 2019. The operating results of the management services service line were reported as discontinued operations in the Company’s Consolidated Statements of Income for the three months ended March 31, 2019. Loss from discontinued operations, net of income taxes, as reported in the Company’s Consolidated Statements of Income for the three months ended March 31, 2019
,
was $284.5 million
,
which included a loss on classification as held for sale of $321.2 million.

During the three months ended March 31, 2020,
the
Company recorded an incremental loss on the sale of MedData
of $3.6 million, primarily related to the finalization of certain transaction related expenses of $5.1 million and a working capital true-up
of $0.2 million, partially offset by the completion of its preliminary valuation for the contingent economic consideration
,
which decreased the loss on sale by $1.7 million.
7.	Accounts Payable and Accrued Expenses:
Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Accounts payable	$47,519	$39,610
Accrued salaries and bonuses	108,079	268,619
Accrued payroll taxes and benefits	47,791	67,268
Accrued professional liabilities	48,149	44,869
Accrued contingent consideration	1,288	2,696
Accrued interest	27,422	32,910
Other accrued expenses	43,115	55,894

	$323,363	$511,866

The net decrease in accrued salaries and bonuses of $160.5 million, from December 31, 2019 to March 31, 2020, is primarily due to the payment of performance-based incentive compensation, principally to the Company’s affiliated physicians, partially offset by performance-based incentive compensation accrued during the three months ended March 31, 2020. A majority of the Company’s payments for performance-based incentive compensation is paid annually during the first quarter.
8 .	Common and Common Equivalent Shares:

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
The calculation of shares used in the basic and diluted net income per common share calculation for the three months ended March 31, 2020 and 2019 is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Weighted average number of common shares outstanding	82,799	86,073
Weighted average number of dilutive common share equivalents	—	472

Weighted average number of common and common equivalent shares outstanding (a)	82,799	86,545

Antidilutive securities not included in the diluted net income per common share calculation	849	504

(a)	Due to a loss from continuing operations for the three months ended March 31, 2020, no incremental shares are included because the effect would be antidilutive.

9 .	Stock Incentive Plans and Stock Purchase Plans:

The Company’s Amended and Restated 2008 Incentive Compensation Plan (the “Amended and Restated 2008 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property.
Under the Amended and Restated 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards generally vest upon the satisfaction of specified performance-based conditions and service-based conditions. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the three months ended March 31, 2020, the Company granted 894,718 shares of restricted stock to its employees and non-employee
directors under the Amended and Restated 2008 Incentive Plan. At March 31, 2020, the Company had 6.6
million
shares available for future grants and awards under
the
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

Each of the ESPP and the SPP provide for the issuance of an aggregate of 2.6 million shares of the Company’s common stock less the number of shares of common stock purchased under the other plan. The Company recognizes stock-based compensation expense for the discount received by participating employees and non-employee
service providers. During the three months ended March 31, 2020, approximately 78,300 shares in aggregate were issued under the ESPP and SPP. At March 31, 2020, the Company had approximately 1.0 million shares in aggregate reserved for issuance under the ESPP and SPP.
During the three months ended March 31, 2020 and 2019, the Company recognized stock-based compensation expense of $7.8 million and $11.0 million, respectively.
10 .	Common Stock Repurchase Programs:

In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Company’s equity compensation programs. The share repurchase program allows the Company to make open market purchases from time-to-time
based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. No shares were purchased under this program during the three months ended March 31, 2020.
In August 2018, the Company announced that its Board of Directors had authorized the repurchase of up to $500.0 million of the Company’s common stock in addition to its existing share repurchase program, of which $107.2 million remained available for repurchase as of December 31, 2019. Under this share repurchase program, during the three months ended March 31, 2020, the Company withheld
125,100
shares of
its
common stock to satisfy minimum statutory withholding obligations of $
2.5
 million in connection with the vesting of restricted stock.
The Company intends to utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.
11 .	Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its securities. The Company has not included an accrual for these matters as of March 31, 2020 in its Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.
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

On May 6, 2020, the Company entered into a securities purchase agreement with an affiliate of North American Partners in Anesthesia (“NAPA”) to divest of the Company’s anesthesiology medical group, and the transaction closed on May 6, 2020. Pursuant to the terms and conditions of the agreement, at the closing of the transaction, the Company received a cash payment of $
50.0

million, subject to certain customary adjustments, as well as a contingent economic interest in NAPA with a value ranging from $0 to $250 million based upon the multiple of invested capital returned to NAPA’s owners upon exit of the investment. The Company will begin to receive a payment on its economic interest at an exit multiple of 2.0, with such payment reaching
$
250

million at an exit multiple of 5.0. In addition, the Company retained the accounts receivable of the anesthesiology medical group, which net of various other working capital items, approximated

$
110.0

million at March 31, 2020. Upon completion of a valuation to determine the final net proceeds, the Company anticipates recording a loss on disposal in the range of approximately
$
500.0
 million to $
600.0
 million.
The following table represents the major classes of assets and liabilities of the anesthesiology medical group that are included in the accompanying Consolidated Balance Sheets as of March 31, 2020 (in thousands):

March 31, 2020
Assets
Cash and cash equivalents	$19
Accounts receivable, net	147,717
Prepaid expenses and other assets	14,519
Property and equipment, net	900
Goodwill	545,272
Intangible assets, net	60,034

$768,461

Liabilities
Accounts payable and accrued expenses	$54,311
Accrued professional liabilities	20,627
Other liabilities	5,174

$80,112

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion highlights the principal factors that have affected our financial condition and results of operations, as well as our liquidity and capital resources, for the periods described. This discussion should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto included in this Quarterly Report. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on February 20, 2020 (the “2019 Form
10-K”).
As used in this Quarterly Report, the terms “MEDNAX”, the “Company”, “we”, “us” and “our” refer to the parent company, MEDNAX, Inc., a Florida corporation, and the consolidated subsidiaries through which its businesses are actually conducted (collectively, “MDX”), together with MDX’s affiliated business corporations or professional associations, professional corporations, limited liability companies and partnerships (“affiliated professional contractors”). Certain subsidiaries of MDX have contracts with our affiliated professional contractors, which are separate legal entities that provide physician services in certain states and Puerto Rico. The following discussion contains forward-looking statements. Please see the Company’s 2019 Form
10-K,
including Item 1A, Risk Factors, for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. In addition, please see “Caution Concerning Forward-Looking Statements” below.
Overview
MEDNAX is a leading provider of physician services including newborn, maternal-fetal, radiology and teleradiology, pediatric cardiology and other pediatric subspecialty care. Our national network is comprised of affiliated physicians who provide clinical care in all 50 states, the District of Columbia and Puerto Rico. Our affiliated physicians provide neonatal clinical care, primarily within hospital-based neonatal intensive care units, to babies born prematurely or with medical complications; radiology services including diagnostic imaging and interventional radiology; and maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network also includes other pediatric subspecialists, including those who provide pediatric intensive care, pediatric cardiology care, hospital-based pediatric care, pediatric surgical care, pediatric ear, nose and throat, pediatric ophthalmology and pediatric urology services. MEDNAX also provides radiology services including diagnostic imaging and interventional radiology, through a network of affiliated physicians, as well as teleradiology services through a network of affiliated radiologists. In addition to our national physician network, we provide services nationwide to healthcare facilities and physicians, including ours, through a consulting services company. MEDNAX divested its anesthesia medical group on May 6, 2020.
Coronavirus Pandemic
(COVID-19)
COVID-19
and related “stay at home” and social distancing measures implemented across the country have significantly impacted demand for medical services provided by our affiliated clinicians. Beginning in mid-March
2020, we experienced a significant decline in the number of elective surgeries at the facilities where our affiliated clinicians provided anesthesia services. Much of this decline was due to the closure of operating suites or facilities following federal advisories to cancel non-urgent
procedures and the prohibition of such procedures by several states. Within our radiology service line, orders for radiological studies have declined by a meaningful amount from historically normal levels, with much of this reduction focused in non-urgent
studies. Our affiliated office-based practices, which specialize in maternal-fetal medicine, pediatric cardiology, and numerous pediatric subspecialties, have seen a significant elevation of appointment cancellations compared to historical normal levels. At this time, we have not experienced, nor do we currently anticipate, any significant impact to neonatal intensive care unit (NICU) patient volumes as a result of
COVID-19.
We have implemented a number of actions to preserve financial flexibility and partially mitigate the significant anticipated impact of
COVID-19.
These steps included a suspension of most activities related to our transformational and restructuring programs, limiting these expenditures to those that provide essential support for our response to
COVID-19.
In addition, (i) we temporarily reduced executive and key management base salaries, including 50% reductions in salaries for our named executive officers through at least June 30, 2020; (ii) our Board of Directors agreed to forego their annual cash retainer and cash meeting payments, until further notice; (iii) we enacted a combination of salary reductions and furloughs for non-clinical
employees; and (iv) we enacted significant operational and practice-specific expense reduction plans across our clinical operations.
We have also implemented a variety of solutions across specialties to support clinicians and patients during this pandemic, including
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

Utilizing VSee, an internationally recognized telehealth platform, MEDNAX has deployed a national multi-specialty virtual clinic to expand its telehealth offerings and make virtual care available to its clinical workforce, enabling continued patient consults and clinician collaboration while minimizing
COVID-19
exposure.
•	Early Virus Detection Using Cutting-Edge Imaging Diagnostic Tools

MEDNAX Radiology Solutions is leading early detection efforts through chest imaging. vRad, a MEDNAX company, diagnosed one of the first
COVID-19
patients in the United States via chest computed tomography (“CT”), which showed findings consistent with a severe acute respiratory viral infection. In the absence of laboratory testing kits, chest CT can serve as a diagnostic tool. In addition, MEDNAX Radiology Solutions is refining natural language processing (“NLP”) to identify the incidence of viral pneumonia and typical findings of the
COVID-19
virus in the lungs via chest CT across the proprietary MEDNAX Imaging Platform and inference engine, which is connected to more than 2,000 partner facilities across the country. The NLP is run retrospectively to monitor the amount and rate of increase of suspected chest CT findings for
COVID-19
and viral pneumonia, supporting faster treatment. If successful, this cutting-edge diagnostic tool could serve as an effective tracker of the disease’s progression throughout the country and provide new insights for imaging findings for
COVID-19
patients.
•	Virtual Forum to Provide Clinician Support

To support frontline clinicians while abiding by social distancing recommendations, MEDNAX has created a virtual doctors’ lounge for clinicians across specialties to connect and socialize in the absence of typical in-person
lounges, helping to boost morale and preserve a sense of normalcy.
We currently expect that
COVID-19
will materially impact our financial results, but due to the rapidly evolving environment and continued uncertainties surrounding the timeline of and impacts from
COVID-19,
we are unable to predict the ultimate impact on our business, financial condition, results of operations, cash flows and the trading price of our securities at this time.
CARES Act
On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing up to $100 billion in aid to the healthcare industry to reimburse healthcare providers for lost revenue and expenses attributable to
COVID-19.
The Department of Health and Human Services (“HHS”) is administering this program and began disbursing funds from the initial $30 billion in early April 2020, of which our affiliated physician practices received an aggregate of $12.2 million based on their respective share of Medicare fee for service reimbursements in 2019. The remaining $70 billion in aid is intended to focus on providers in areas particularly impacted by
COVID-19,
rural providers, providers of services with lower shares of Medicare reimbursement or who predominantly serve the Medicaid population, and providers requesting reimbursement for the treatment of uninsured Americans. It is unknown what, if any, portion of the remaining healthcare industry funding on the CARES Act we and our affiliated physician practices will qualify for and receive.
In addition, the CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. We intend to utilize this deferral option throughout 2020.
General Economic Conditions and Other Factors
Our operations and performance depend significantly on economic conditions. During the three months ended March 31, 2020, the percentage of our patient service revenue being reimbursed under government-sponsored healthcare programs (“GHC Programs”) remained relatively consistent as compared to the three months ended March 31, 2019. Economic conditions in the United States (“U.S.”) have deteriorated, primarily as a result of
COVID-19,
and patient volumes have declined. We could also experience additional shifts toward GHC Programs if changes occur in population demographics within geographic locations in which we provide services, including an increase in unemployment and underemployment as well as losses of commercial health insurance. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, due to the rising costs of managed care premiums and patient responsibility amounts, we may experience lower net revenue resulting from increased bad debt due to patients’ inability to pay for certain services.
Transformation and Restructuring Initiatives
We have developed a number of strategic initiatives across our organization, in both our shared services functions and our operational infrastructure, with a goal of generating improvements in our general and administrative expenses and our operational infrastructure. We have broadly classified these workstreams in four broad categories including practice operations, revenue cycle management, information technology and human resources. We have included the expenses, which in certain cases represent estimates, related to such activity on a separate line item in our consolidated statements. In our shared services departments, we were focused on improving processes, using our resources more efficiently and utilizing our scale more effectively to improve cost and service performance across our operations. Within our operational infrastructure, we developed specific operational plans within each of our service lines and affiliated physician practices, with specific milestones and regular reporting, with the goal of generating long-term operational improvements and fostering even greater collaboration across our national medical group. We intended to make a series of information-technology and other investments to improve processes and performance across our enterprise, using both internal and external resources. We believed these strategic initiatives, together with our continued plans to invest in focused, targeted and strategic organic and acquisitive growth, positioned us well to deliver a differentiated value proposition to our stakeholders while continuing to provide the highest quality care for our patients.

We originally expected these activities to continue through at least 2020. However, as discussed above, beginning in April 2020, we reduced the scope of our transformation and restructuring related initiatives unless they are initiatives that provide essential support for our response to
COVID-19.
Healthcare Reform
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
At the end of 2017, Congress repealed the part of the ACA that required most individuals to purchase and maintain health insurance or face a tax penalty, known as the individual mandate. In light of these changes, in December 2018, a federal district court in Texas declared that key portions of the ACA were inconsistent with the U.S. Constitution and that the entire ACA is invalid as a result. Several states appealed this decision, and in December 2019, a federal court of appeals upheld the district court’s conclusion that part of the ACA is unconstitutional but remanded for further evaluation whether in light of this defect the entire ACA must be invalidated. These legal proceedings are likely to continue for several years, and the fate of the ACA will be unresolved and uncertain during this period. Actions by the court of appeals or eventually the Supreme Court of the United States could invalidate portions or all of the ACA. Changes resulting from these proceedings could have a material impact on our business. In the meantime, it also is possible that as a result of these actions, enrollment in healthcare exchanges could decline.
In 2020, there will be federal and state elections that could affect which persons and parties occupy the Office of the President of the United States, control one or both chambers of Congress and many states’ governors and legislatures. Some candidates running for President of the United States are proposing sweeping changes to the U.S. healthcare system, including expanding government-funded healthcare insurance options. Any legislative or administrative change to the current healthcare financing system could have a material adverse effect on our financial condition, results of operations, cash flows and the trading price of our securities.
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
The Medicare Access and CHIP Reauthorization Act
The Medicare Access and CHIP Reauthorization Act (“MACRA”) requires physicians to choose to participate in one of two payment formulas, Merit-Based Incentive Payment System (“MIPS”) or Alternative Payment Models (“APMs”). Beginning in 2020, MIPS allows eligible physicians to receive incentive payments based on the achievement of certain quality and cost metrics, among other measures, and be reduced for those who are underperforming against those same metrics and measures. As an alternative, physicians can choose to participate in an advanced APM, and physicians who are meaningful participants in APMs will receive bonus payments from Medicare pursuant to the law. MACRA also remains subject to review and potential modification by Congress, as well as shifting regulatory requirements established by CMS. We currently anticipate that our affiliated physicians will continue to be eligible to receive bonus payments in 2020 through participation in the MIPS, although the amounts of such bonus payments are not expected to be material. We will continue to operationalize the provisions of MACRA and assess any further changes to the law or additional regulations enacted pursuant to the law.

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
Although our
out-of-network
revenue is currently not material, we cannot predict the ultimate effect that these changes will have on us, nor can we provide any assurance that future legislation or regulations will not have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.
Medicare Sequestration
The Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012, required across-the-board
cuts (“sequestrations”) to Medicare reimbursement rates. These annual reductions of 2%, on average, apply to mandatory and discretionary spending through 2025. Unless Congress acts in the future to modify these sequestrations, Medicare reimbursements will be reduced by 2%, on average, annually. In connection with the CARES Act, the Medicare sequestrations will be suspended beginning on May 1, 2020 through December 31, 2020. Aside from the suspension, the reduction in Medicare reimbursement rates is not expected to have a material adverse effect on our business, financial condition, results of operations, cash flows or the trading price of our securities.
Non-GAAP
Measures
In our analysis of our results of operations, we use certain non-GAAP
financial measures. We have incurred and anticipate we will continue to incur certain expenses related to transformational and restructuring related expenses that are expected to be project-based and periodic in nature. In addition, beginning with the first quarter of 2019, we reported MedData as assets held for sale and discontinued operations. Accordingly, beginning with the first quarter of 2019, we began reporting Adjusted earnings before interest, taxes and depreciation and amortization (“EBITDA”) from continuing operations, defined as income (loss) from continuing operations before interest, taxes, depreciation and amortization, and transformational and restructuring related expenses. Adjusted earnings per share (“Adjusted EPS”) from continuing operations has also been further adjusted for these items and beginning with the first quarter of 2019 consists of diluted income (loss) from continuing operations per common and common equivalent share adjusted for amortization expense, stock-based compensation expense and transformational and restructuring related expenses. Adjusted EPS from continuing operations is being further adjusted to reflect the impacts from discrete tax events. Adjusted EBITDA and Adjusted EPS have also been adjusted for the non-cash
goodwill impairment charge recorded during the third quarter of 2019. Historical periods do not include any material items that meet the current definition of transformational and restructuring related expenses or goodwill impairment, so although we are retrospectively presenting historical periods for the new definitions, we do not reflect any adjustments for these items.
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

For a reconciliation of each of Adjusted EBITDA from continuing operations and Adjusted EPS from continuing operations to the most directly comparable GAAP measures for the three months ended March 31, 2020 and 2019, refer to the tables below (in thousands, except per share data).

	Three Months Ended March 31,
	2020	2019
(Loss) income from continuing operations	$(16,110)	$41,653
Interest expense	27,608	30,723
Income tax provision	2,286	8,962
Depreciation and amortization	18,673	20,033
Transformational and restructuring related expenses	30,907	3,544

Adjusted EBITDA from continuing operations	$63,364	$104,915

	Three Months Ended March 31,
	2020		2019
Weighted average diluted shares outstanding	82,799		86,545
(Loss) income from continuing operations and diluted income from continuing operations per share
Adjustments (1) :	$(16,110)	$(0.20)	$41,653	$0.48
Amortization (net of tax of $2,740 and $3,449)	8,220	0.10	9,325	0.11
Stock-based compensation (net of tax of $1,962 and $2,967)	5,885	0.07	8,022	0.09
Transformational and restructuring expenses (net of tax of $7,727 and $957)	23,180	0.28	2,587	0.03
Net impact from discrete tax events	5,077	0.07	(4,791)	(0.06)

Adjusted income and diluted EPS from continuing operations	$26,252	$0.32	$56,796	$0.65

(1)	Effective tax rates of 25.0% and 27.0% were used to calculate the tax effects of the adjustments in March 31, 2020 and 2019, respectively. The effective tax rates used for the three months ended March 31, 2020 and 2019 exclude the impacts from discrete tax events.
Results of Operations
Three Months Ended March 31, 2020 as Compared to Three Months Ended March 31, 2019
Our net revenue attributable to continuing operations was $845.9 million for the three months ended March 31, 2020, as compared to $851.2 million for the same period in 2019. The decrease in revenue of $5.3 million, or 0.6%, was primarily attributable to the unfavorable impacts from
COVID-19
on same-unit revenue. Same units are those units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue declined by $8.1 million, or 1.0%. The decline in same-unit net revenue was comprised of a decrease of $16.3 million, or 2.0%, related to patient service volumes, partially offset by a net increase of $8.2 million, or 1.0%, from net reimbursement-related factors. The decrease in revenue from patient service volumes was primarily related to a decline in our anesthesia and office-based women’s and children’s services, primarily as a result of
COVID-19.
The net increase in revenue related to net reimbursement-related factors was primarily due to increases in administrative fees from our hospital partners and modest improvements in managed care contracting.
Practice salaries and benefits attributable to continuing operations increased $31.2 million, or 5.0%, to $652.7 million for the three months ended March 31, 2020, as compared to $621.5 million for the same period in 2019. This increase was primarily attributable to increased costs associated with physicians and other staff to support organic-growth initiatives and growth at our existing units, as well as increases in malpractice expense due to unfavorable trends in claims experience. Of the $31.2 million increase, $20.0 million was related to salaries and $11.2 million was related to benefits and incentive compensation. We anticipate that we will continue to experience a higher rate of growth in clinician compensation expense and malpractice expense at our existing units over historic averages, which could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our securities.
Practice supplies and other operating expenses attributable to continuing operations decreased $0.5 million, or 2.0%, to $25.3 million for the three months ended March 31, 2020, as compared to $25.8 million for the same period in 2019. The decrease was primarily attributable to decreases in other practice operating expenses as compared to the prior year.
General and administrative expenses attributable to continuing operations primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day
operations of our physician practices and services. General and administrative expenses were $105.2 million for the three months ended March 31, 2020, as compared to $101.8 million for the same period in 2019. General and administrative expenses as a percentage of net revenue was 12.4% for the three months ended March 31, 2020, as compared to 12.0% for the same period in 2019.
Transformational and restructuring related expenses attributable to continuing operations were $30.9 million for the three months ended March 31, 2020, as compared to $3.5 million for the same period in 2019. The expenses were primarily for external consulting costs for various process improvement and restructuring initiatives.

Depreciation and amortization expense attributable to continuing operations was $18.7 million for the three months ended March 31, 2020, as compared to $20.0 million for the same period in 2019. The decrease of $1.3 million was primarily related to a decrease in amortization expense underlying various finite lived intangible assets due to the expiration of amortization periods.
Income from operations attributable to continuing operations decreased $65.4 million, or 83.3%, to $13.1 million for the three months ended March 31, 2020, as compared to $78.5 million for the same period in 2019. Our operating margin was 1.6% for the three months ended March 31, 2020, as compared to 9.2% for the same period in 2019. The decrease in our operating margin was primarily due to higher operating expense growth, including transformation and restructuring related expenses, and the decrease in revenue. Excluding the transformation and restructuring expenses, our income from operations attributable to continuing operations was $44.0 million, and our operating margin was 5.2%. We believe excluding the impacts from the transformational and restructuring related activity provides a more comparable view of our operating income and operating margin from continuing operations.
Total
non-operating
expenses attributable to continuing operations were $26.9 million for the three months ended March 31, 2020, as compared to $27.8 million for the same period in 2019. The decrease in non-operating
expenses was primarily related to a decrease in interest expense, primarily due to lower average borrowings under our credit agreement (the “Credit Agreement”), partially offset by the settlement of a litigation matter.
Our effective income tax rate attributable to continuing operations was
-16.5%
and 17.7% for the three months ended March 31, 2020 and 2019, respectively. Income taxes for the first quarter of 2020 were calculated by applying the actual year-to-date
effective rate to our
pre-tax
loss. After excluding discrete tax impacts, during the three months ended March 31, 2020 and 2019, our effective income tax rate was 20.0% and 27.0%, respectively. We believe excluding discrete tax impacts on our effective income tax rate provides a more comparable view of our effective income tax rate. The decrease in the effective tax rate during the three months ended March 31, 2020 is primarily due to the reduction in income before taxes due to the impacts from
COVID-19.
Loss from continuing operations was $16.1 million for the three months ended March 31, 2020, as compared to income from continuing operations of $41.7 million for the same period in 2019. Adjusted EBITDA from continuing operations was $63.4 million for the three months ended March 31, 2020, as compared to $104.9 million for the same period in 2019.
Diluted loss from continuing operations per common and common equivalent share was $0.20 on weighted average shares outstanding of 82.8 million for the three months ended March 31, 2020, as compared to diluted income of $0.48 on weighted average shares outstanding of 86.5 million for the same period in 2019. Adjusted EPS from continuing operations was $0.32 for the three months ended March 31, 2020, as compared to $0.65 for the same period in 2019. The decrease of 3.7 million in our weighted average shares outstanding is primarily due to the impact of shares repurchased in 2019 through open market repurchase activity and the exclusion of common stock equivalents from the weighted average shares calculation for the three months ended March 31, 2020 as the effect would have been antidilutive.
Loss from discontinued operations, net of tax, was $2.6 million for the three months ended March 31, 2020, as compared to loss of $284.5 million for the same period in 2019. Diluted loss from discontinued operations per common and common equivalent share was $0.03 for the three months ended March 31, 2020, as compared to $3.29 for the same period in 2019.
Net loss was $18.7 million for the three months ended March 31, 2020, as compared to $242.9 million for the same period in 2019. Diluted net loss per common and common equivalent share was $0.23 for the three months ended March 31, 2020, as compared to $2.81 for the same period in 2019.
Liquidity and Capital Resources
As of March 31, 2020, we had $312.2 million of cash and cash equivalents attributable to continuing operations as compared to $112.8 million at December 31, 2019. Additionally, we had working capital attributable to continuing operations of $594.5 million at March 31, 2020, an increase of $404.8 million from working capital of $189.7 million at December 31, 2019. The net increase in working capital is primarily due to net borrowings on our Credit Agreement, partially offset by a decline in operating results.
Cash Flows from Continuing Operations
Cash (used in) provided by operating, investing and financing activities from continuing operations is summarized as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating activities	$(146,431)	$(60,408)
Investing activities	(20,220)	(5,271)
Financing activities	366,039	66,664

Operating Activities from Continuing Operations
During the three months ended March 31, 2020, our net cash used in operating activities for continuing operations was $146.4 million, compared to $60.4 million for the same period in 2019. The net increase in cash used of $86.0 million was primarily due to a decrease in cash flow from lower earnings, a decrease in cash flow from changes in accounts payable and accrued expenses, primarily incentive compensation payments, and a decrease in cash flow from income taxes payable, partially offset by an increase in cash flow from accounts receivable and deferred income taxes.

During the three months ended March 31, 2020, cash flow from accounts receivable for continuing operations increased by $25.9 million, as compared to a decrease of $15.9 million for the same period in 2019. The increase in cash flow from accounts receivable for the three months ended March 31, 2020 was primarily due to decreases in ending accounts receivable balances at existing units due to lower revenue.
Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO for continuing operations was 51.3 days at March 31, 2020 as compared to 50.7 days at December 31, 2019. The increase in our DSO primarily related to the increases in our accounts receivable balances at existing units due to timing of cash collections.
Investing Activities from Continuing Operations
During the three months ended March 31, 2020, our net cash used in investing activities for continuing operations of $20.2 million consisted of capital expenditures of $13.7 million and net purchases of investments of $11.2 million, partially offset by proceeds from the sale of assets of $4.8 million.
Financing Activities from Continuing Operations
During the three months ended March 31, 2020, our net cash provided from financing activities for continuing operations of $366.0 million consisted of net borrowings on our Credit Agreement of $368.5 million, partially offset by the repurchase of $2.5 million of our common stock.
Liquidity
On March 25, 2020, we amended and restated our Credit Agreement to, among other things, (i) establish a deemed Consolidated EBITDA of $139.2 million for the second and third quarters of 2020, reflecting average Adjusted EBITDA from continuing operations for the prior eight quarters (calculated for purposes of the Credit Agreement), which will be used in the calculation of rolling four consecutive quarter Consolidated EBITDA under the Credit Agreement, (ii) temporarily increase the maximum consolidated net leverage ratio required to be maintained by us from 4.50:1:00 to 5.00:1:00 for the second and third quarters of 2020 and 4.75:1:00 for the fourth quarter of 2020, before returning to 4.50:1:00 for the first quarter of 2021 and beyond, (iii) require that we maintain minimum availability under the Credit Agreement of $300.0 million through the third quarter of 2021, (iv) provide for a weekly repayment of borrowings under the Credit Agreement through the second quarter of 2021 using unrestricted cash on hand in excess of $300.0 million, plus a reserve for certain payables, and (v) temporarily restrict our ability to make restricted payments under the Credit Agreement for the remainder of 2020, subject to certain exceptions.
The Credit Agreement provides for a $1.2 billion unsecured revolving credit facility, subject to the limitations discussed above, and includes a $37.5 million sub-facility
for the issuance of letters of credit. The Credit Agreement matures on March 28, 2024 and is guaranteed by substantially all of our subsidiaries and affiliated professional associations and corporations. At our option, borrowings under the Credit Agreement will bear interest at (i) the alternate base rate (defined as the higher of (a) the prime rate, (b) the Federal Funds Rate plus 1/2 of 1.00% and (c) LIBOR for an interest period of one month plus 1.00%) plus an applicable margin rate ranging from 0.125% to 0.750% based on our consolidated leverage ratio or (ii) the LIBOR rate plus an applicable margin rate ranging from 1.125% to 1.750% based on our consolidated leverage ratio. The Credit Agreement also calls for other customary fees and charges, including an unused commitment fee ranging from 0.150% to 0.200% of the unused lending commitments, based on our consolidated leverage ratio. The Credit Agreement contains customary covenants and restrictions, including covenants that require us to maintain a minimum interest charge ratio, not to exceed a specified consolidated leverage ratio and to comply with laws, and restrictions on the ability to pay dividends and make certain other distributions, as specified therein. Failure to comply with these covenants would constitute an event of default under the Credit Agreement, notwithstanding the ability of the company to meet its debt service obligations. The Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement.
At March 31, 2020, we had an outstanding principal balance of $368.5 million on our Credit Agreement, of which approximately $300.0 million is included in cash on the Consolidated Balance Sheet. We also had outstanding letters of credit of $0.2 million which reduced the amount available on our Credit Agreement to $531.3 million at March 31, 2020, after giving effect to the temporary reduction of the capacity of our Credit Agreement described above through September 30, 2021.
At March 31, 2020, we had an outstanding principal balance of $750.0 million on our 5.25% senior unsecured notes due 2023 (the “2023 Notes”) and an outstanding principal balance of $1.0 billion on our 6.25% senior unsecured notes due 2027 (the “2027 Notes”). Our obligations under the 2023 Notes and the 2027 Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee our Credit Agreement. Interest on the 2023 Notes accrues at the rate of 5.25% per annum, or $39.4 million, and is payable semi-annually in arrears on June 1 and December 1. Interest on the 2027 Notes accrues at the rate of 6.25% per annum, or $62.5 million, and is payable semi-annually in arrears on January 15 and July 15.
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

At March 31, 2020, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under the Credit Agreement and the 2023 Notes and the 2027 Notes. We believe we will be in compliance with these covenants throughout 2020.
We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at March 31, 2020 was $286.5 million, of which $48.1 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet. In addition, there is a corresponding insurance receivable of $35.6 million recorded as a component of other assets for certain professional liability claims that are covered by insurance policies.
We anticipate that funds generated from operations, together with our current cash on hand and funds available under our Credit Agreement, will be sufficient to finance our working capital requirements, fund anticipated acquisitions and capital expenditures, fund expenses related to our transformational and restructuring activities, fund our share repurchase programs and meet our contractual obligations for at least the next 12 months from the date of issuance of this Quarterly Report on Form
10-Q.
Caution Concerning Forward-Looking Statements
Certain information included or incorporated by reference in this Quarterly Report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements, other than statements of historical facts, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements in this Quarterly Report are made as of the date hereof, and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in the 2019 Form
10-K,
including the section entitled “Risk Factors.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We intend to manage interest rate risk through the use of a combination of fixed rate and variable rate debt. We borrow under our Credit Agreement at various interest rate options based on the Alternate Base Rate or LIBOR rate depending on certain financial ratios. At March 31, 2020, the outstanding principal balance on our Credit Agreement was $368.5 million, and considering this outstanding balance, a 1% change in interest rates would result in an impact to income before income taxes of approximately $3.7 million per year.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.
Changes in Internal Controls Over Financial Reporting
No changes in our internal control over financial reporting occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
0:18-cv-61572-WPD)
that purports to state a claim for alleged violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule
10b-5
thereunder, based on statements made by the defendants primarily concerning our former anesthesiology business. The complaint was seeking unspecified damages, interest, attorneys’ fees and other costs. We filed a motion to dismiss in April 2019, which was granted in October 2019; however, the plaintiff filed a second amended complaint on October 25, 2019. On November 25, 2019, we filed a motion to dismiss the second amended complaint, and on February 7, 2020 a final order granting our motion to dismiss the second amended complaint with prejudice was issued.
On March 20, 2019, a separate derivative action was filed by plaintiff Beverly Jackson on behalf of MEDNAX, Inc. against MEDNAX, Inc. and certain of its officers and directors in the Seventeenth Judicial Circuit in and for Broward County, Florida (Case Number
CACE-19-006253).
The plaintiff purported to bring suit derivatively on behalf of our company against certain of our officers and directors for breach of fiduciary duties and unjust enrichment. The derivative complaint repeated many of the allegations in the securities class action described above. We filed a motion to dismiss in December 2019, and on March 16, 2020, an order granting our motion to dismiss without prejudice was issued. On April 6, 2020, the plaintiff filed an amended complaint, and on April 30, 2020, we filed a motion to dismiss the amended complaint.
Item 1A. Risk Factors
Item 1A. Risk Factors in our most recent Annual Report on Form
10-K
includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our most recent Annual Report on Form
10-K.
Except as presented below, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form
10-K.
Our financial condition and results of operations for fiscal year 2020 and beyond may be materially adversely affected by the ongoing coronavirus
(COVID-19)
outbreak.
The outbreak of
COVID-19
 has evolved into a global pandemic. The coronavirus has spread to many regions of the world, including the United States and Europe. The full extent to which the
COVID-19
outbreak will impact our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning
COVID-19
and the actions to contain it or treat its impact.
Our anesthesiology medical group, which we divested on May 6, 2020, experienced a significant decline in the number of elective surgeries at a number of the facilities where its affiliated clinicians provide anesthesia services as a result of
COVID-19.
A significant portion of this decline was due to the closure of operating suites or facilities following federal advisories to cancel non-urgent
procedures and the prohibition of such procedures by several states. Within our radiology medical group, orders for radiological studies have declined by a meaningful amount from historically normal levels as a result of
COVID-19,
with much of this reduction focused in
non-urgent
studies. Additionally, our office-based practices, which specialize in maternal-fetal medicine, pediatric cardiology, and numerous pediatric subspecialties, have seen a significant elevation of appointment cancellations compared to historical normal levels as a result of
COVID-19.
 To date, we have not experienced, nor do we currently anticipate, any significant impact to our neonatal intensive care unit (“NICU”) patient volumes as a result of
COVID-19,
however, there is no assurance that
COVID-19
will not adversely affect our NICU patient volumes or otherwise adversely affect our NICU and related neonatology business.
Across our medical groups, we believe that these patient volume declines primarily reflect a deferral of healthcare services utilization to a later period, rather than a permanent reduction in demand for our services. Given the general necessity of the services our affiliated clinicians provide, we anticipate that this deferral of services may create a backlog of demand in the future, in addition to the resumption of historically normal activity, however, there is no assurance that either will occur. We may also require an increased level of working capital if we experience extended billing and collection cycles as a result of displaced employees, payors, revenue cycle management contractors, or otherwise. The foregoing and other continued disruptions to our business as a result of
COVID-19
could result in a material adverse effect on our business, results of operations, financial condition, prospects and the trading prices of our securities in the near-term and beyond 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2020, we repurchased 125,100 shares of our common stock that were withheld to satisfy minimum statutory withholding obligations in connection with the vesting of restricted stock and deferred stock.

Period	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Purchased as part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Programs (a)
January 1 – January 31, 2020	40,150	(b)	$27.17	—	(a	)
February 1 – February 29, 2020	—		—	—	(a	)
March 1 – March 31, 2020	84,950	(b)	17.09	—	(a	)

Total	125,100		$20.33	—	(a	)

(a)	We have two active repurchase programs. Our July 2013 program allows us to repurchase shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs, which is estimated to be approximately 1.4 million shares for 2020. Our August 2018 repurchase program allows us to repurchase up to an additional $500.0 million of shares of our common stock, of which we repurchased $395.3 million as of March 31, 2020.

(b)	Represents shares withheld to satisfy minimum statutory withholding obligations of an aggregate of $2.5 million in connection with the vesting of restricted stock.

The amount and timing of any future repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

Item 6. Exhibits

Exhibit No.	Description

10.1+
Amendment No.3, dated as of March 25, 2020, to the Credit Agreement, dated as of October 30, 2017, among MEDNAX, Inc., certain of its domestic subsidiaries from time to time party thereto as Guarantors, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

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

MEDNAX, INC.

Date: May 7, 2020	By:	/s/ Roger J. Medel, M.D.
Roger J. Medel, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2020	By:	/s/ Stephen D. Farber
Stephen D. Farber
Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2020	By:	/s/ John C. Pepia
John C. Pepia
Chief Accounting Officer
(Principal Accounting Officer)