Form 10-Q
period 2020-06-30
MEDNAX, INC.
filed 2020-07-30
CIK 893949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
On July 24, 2020, the registrant had outstanding

85,461,731 shares of Common Stock, par value $.01 per share.

MEDNAX, INC.

MEDNAX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$132,151	$107,870
Short-term investments	90,642	74,510
Accounts receivable, net	345,682	498,869
Prepaid expenses	14,343	21,826
Income taxes receivable	64,428	—
Other current assets	41,083	16,864
Assets held for sale	—	11,569

Total current assets	688,329	731,508
Property and equipment, net	98,469	91,881
Goodwill	2,165,020	2,165,020
Intangible assets, net	200,408	209,564
Operating lease right-of-use assets	75,817	71,421
Deferred income tax assets	61,227	104,827
Other assets	97,942	89,368
Assets held for sale	—	682,312

Total assets	$3,387,212	$4,145,901

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$360,909	$453,110
Current portion of finance lease liabilities	1,426	130
Current portion of operating lease liabilities	21,598	20,485
Income taxes payable	—	6,039
Liabilities held for sale	—	62,055

Total current liabilities	383,933	541,819
Long-term debt and finance lease liabilities, net	1,737,176	1,730,295
Long-term operating lease liabilities	56,936	56,582
Long-term professional liabilities	260,936	226,892
Deferred income tax liabilities	68,681	56,468
Other liabilities	52,980	22,899
Liabilities held for sale	—	11,950

Total liabilities	2,560,642	2,646,905

Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000 shares authorized; 85,536 and 84,248 shares issued and outstanding, respectively	855	842
Additional paid-in capital	1,004,786	987,942
Retained (deficit) earnings	(179,071)	510,212

Total shareholders’ equity	826,570	1,498,996

Total liabilities and shareholders’ equity	$3,387,212	$4,145,901

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenue	$509,203	$561,237	$1,071,054	$1,104,249

Operating expenses:
Practice salaries and benefits	349,258	361,203	748,715	731,571
Practice supplies and other operating expenses	21,433	24,783	46,839	47,107
General and administrative expenses	77,674	84,219	165,232	165,790
Depreciation and amortization	14,393	13,779	28,792	27,584
Transformational and restructuring related expenses	11,537	17,866	30,581	20,305

Total operating expenses	474,295	501,850	1,020,159	992,357

Income from operations	34,908	59,387	50,895	111,892
Investment and other income	3,851	1,219	3,172	2,866
Interest expense	(28,265)	(31,063)	(55,931)	(61,764)
Equity in earnings of unconsolidated affiliates	479	1,990	1,824	3,187

Total non-operating expenses	(23,935)	(27,854)	(50,935)	(55,711)

Income (loss) from continuing operations before income taxes	10,973	31,533	(40)	56,181
Income tax provision	(3,373)	(11,486)	(6,109)	(13,588)

Income (loss) from continuing operations	7,600	20,047	(6,149)	42,593
Loss from discontinued operations, net of tax	(680,036)	(28,292)	(684,999)	(293,710)

Net loss	$(672,436)	$(8,245)	$(691,148)	$(251,117)

Per common and common equivalent share data:
Income (loss) from continuing operations:
Basic	$0.09	$0.24	$(0.07)	$0.50

Diluted	$0.09	$0.24	$(0.07)	$0.50

Loss from discontinued operations:
Basic	$(8.14)	$(0.34)	$(8.25)	$(3.47)

Diluted	$(8.12)	$(0.34)	$(8.25)	$(3.45)

Net loss:
Basic	$(8.05)	$(0.10)	$(8.32)	$(2.97)

Diluted	$(8.03)	$(0.10)	$(8.32)	$(2.95)

Weighted average common shares:
Basic	83,490	83,234	83,061	84,623
Diluted	83,745	83,689	83,061	85,087
The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common Stock
	Number of		Additional Paid-in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity
2020
Balance at January 1, 2020	84,248	$842	$987,942	$510,212	$1,498,996
Net loss	—	—	—	(18,712)	(18,712)
Unrealized holding loss on investments, net of tax (1)	—	—	—	(213)	(213)
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	78	1	1,831	—	1,832
Issuance of restricted stock and conversion of restricted stock units to common stock	968	10	(10)	—	—
Forfeitures of restricted stock	(19)	—	—	—	—
Stock-based compensation expense	—	—	8,035	—	8,035
Repurchased common stock	(125)	(1)	(2,541)	—	(2,542)

Balance at March 31, 2020	85,150	$852	$995,257	$491,287	$1,487,396
Net loss	—	—	—	(672,436)	(672,436)
Unrealized holding gain on investments, net of tax	—	—	—	2,078	2,078
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	277	3	2,541	—	2,544
Issuance of restricted stock	200	2	(2)	—	—
Forfeitures of restricted stock	(57)	(1)	1	—	—
Stock-based compensation expense	—	—	7,489	—	7,489
Repurchased common stock	(34)	(1)	(500)	—	(501)

Balance at June 30, 2020	85,536	$855	$1,004,786	$(179,071)	$826,570

2019
Balance at January 1, 2019	87,820	$878	$992,647	$2,094,359	$3,087,884
Net loss	—	—	—	(242,872)	(242,872)
Unrealized holding loss on investments, net of tax (1)	—	—	—	(194)	(194)
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	140	1	3,541	—	3,542
Issuance of restricted stock	978	10	(10)	—	—
Forfeitures of restricted stock	(6)	—	—	—	—
Stock swaps	(20)	—	(666)	—	(666)
Stock-based compensation expense	—	—	11,100	—	11,100
Repurchased common stock	(2,525)	(25)	(28,740)	(50,217)	(78,982)
Balance at March 31, 2019	86,387	$864	$977,872	$1,801,076	$2,779,812
Net loss	—	—	—	(8,245)	(8,245)
Unrealized holding gain on investments, net of tax	—	—	—	232	232
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	155	2	3,673	—	3,675
Issuance of restricted stock	123	1	(1)	—	—
Forfeitures of restricted stock	(61)	(1)	1	—	—
Stock-based compensation expense	—	—	15,080	—	15,080
Repurchased common stock	(2,508)	(25)	(29,196)	(36,306)	(65,527)

Balance at June 30, 2019	84,096	$841	$967,429	$1,756,757	$2,725,027

(1)	Presented within retained earnings on the consolidated balance sheet as the balance is immaterial.
The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(691,148)	$(251,117)
Loss from discontinued operations	684,999	293,710
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	28,792	27,584
Amortization of premiums, discounts and issuance costs	2,785	2,934
Stock-based compensation expense	13,819	20,853
Deferred income taxes	55,812	(12,378)
Other	(2,092)	8,284
Changes in assets and liabilities:
Accounts receivable	44,296	1,703
Prepaid expenses and other current assets	(16,281)	3,715
Other long-term assets	5,560	14,233
Accounts payable and accrued expenses	(86,609)	(52,307)
Income taxes payable / receivable	(49,757)	(40,181)
Payments of contingent consideration liabilities	(102)	(418)
Long-term professional liabilities	2,931	4,628
Other liabilities	26,888	(14,212)

Net cash provided by operating activities – continuing operations	19,893	7,031
Net cash provided by operating activities - discontinued operations	26,658	56,184

Net cash provided by operating activities	46,551	63,215

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(75)	(11,450)
Purchases of investments	(32,335)	—
Proceeds from maturities or sales of investments	18,135	8,180
Purchases of property and equipment	(23,326)	(15,926)
Proceeds from sale of business , net of cash sold	476	—

Net cash used in investing activities – continuing operations	(37,125)	(19,196)
Net cash provided by ( used in ) investing activities — discontinued operations	15,466	(8,438)

Net cash used in investing activities	(21,659)	(27,634)

Cash flows from financing activities:
Borrowings on credit agreement	527,500	898,500
Payments on credit agreement	(527,500)	(1,286,500)
Proceeds from issuance of senior notes	—	500,000
Payments for credit facility amendment and financing costs	(510)	(9,194)
Payments of contingent consideration liabilities	(1,248)	(5,171)
Payments on finance lease obligations	(186)	(98)
Proceeds from issuance of common stock	4,376	6,551
Repurchases of common stock	(3,043)	(144,509)

Net cash used in financing activities – continuing operations	(611)	(40,421)
Net cash used in financing activities — discontinued operations	—	—

Net cash used in financing activities	(611)	(40,421)

Net increase ( decrease ) in cash and cash equivalents	24,281	(4,840)
Cash and cash equivalents at beginning of period	107,870	40,774

Cash and cash equivalents at end of period	$132,151	$35,934

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

1.	Basis of Presentation and New Accounting Pronouncements:
The accompanying unaudited Consolidated Financial Statements of the Company and the notes thereto presented in this Form
10-Q
have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial statements, and do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. The financial statements include all the accounts of MEDNAX, Inc. and its consolidated subsidiaries (collectively, “MDX”) together with the accounts of MDX’s affiliated business corporations or professional associations, professional corporations, limited liability companies and partnerships (the “affiliated professional contractors”). Certain subsidiaries of MDX have contractual management arrangements with its affiliated professional contractors, which are separate legal entities that provide physician services in certain states and Puerto Rico. The terms “MEDNAX” and the “Company” refer collectively to MEDNAX, Inc., its subsidiaries and the affiliated professional contractors.
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
10-K
(the “Form
10-K”).
In October 2019, the Company divested its management services organization, which operated as MedData, to allow the Company to focus on its core physician services business. The operating results of MedData are reported as discontinued operations in the Company’s Consolidated Statements of Income for the three and six months ended June 30, 2019. See Note 6 – Assets Held for Sale and Discontinued Operations for additional information.
In May 2020, the Company divested its anesthesiology medical group. The operating results of the Company’s anesthesiology medical group are reported as discontinued operations in the Company’s Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019. Reclassifications have been made to certain prior period financial statements and footnote disclosures to reflect the impact of discontinued operations. See Note 6 – Assets Held for Sale and Discontinued Operations for additional information.
In June 2020, the Company announced the initiation of a process to divest its radiology services medical group when market conditions are appropriate in order to refocus the business as a dedicated pediatrics and obstetrics organization. However, there can be no assurance that this process will result in a transaction. The Company’s radiology services medical group is reported within continuing operations for all periods presented as the accounting criterion for assets held for sale was not met as of June 30, 2020.
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
COVID-19
and related “stay at home” and social distancing measures implemented across the country have significantly impacted demand for medical services provided by the Company’s affiliated clinicians. Beginning in mid-March
2020, the Company experienced a significant decline in the number of elective surgeries at the facilities where the Company’s affiliated clinicians provided anesthesiology services. See Note 6 – Assets Held for Sale and Discontinued Operations for information regarding the divestment of the Company’s anesthesiology medical group on May 6, 2020. Much of this decline was due to the closure of operating suites or facilities following federal advisories to cancel non-urgent
procedures and the prohibition of such procedures by several states. Within the Company’s radiology services medical group, orders for radiological studies declined by a meaningful amount from historically normal levels, with much of this reduction focused in non-urgent
studies. The Company’s affiliated office-based practices, which specialize in maternal-fetal medicine, pediatric cardiology, and numerous pediatric subspecialties, have seen a significant elevation of appointment cancellations compared to historical normal levels. At this time, the Company has not experienced, nor does it currently anticipate, any significant impact to neonatal intensive care unit (NICU) patient volumes as a result of
COVID-19.
Overall, the Company’s operating results since
mid-March
2020 have been significantly impacted by the
COVID-19
pandemic, but volumes did begin to normalize in May 2020 and substantially recovered during the month of June 2020.

The Company implemented a number of actions to preserve financial flexibility and partially mitigate the significant anticipated impact of
COVID-19.
These steps included a suspension of most activities related to the Company’s transformational and restructuring programs, limiting these expenditures to those that provide essential support for the Company’s response to
COVID-19.
In addition, (i) the Company temporarily reduced executive and key management base salaries, including 50% reductions in salaries for its named executive officers through June 30, 2020; (ii) the Board of Directors agreed to forego their annual cash retainer and cash meeting payments, also through June 30, 2020; (iii) the Company enacted a combination of salary reductions and furloughs for non-clinical
employees; and (iv) the Company enacted significant operational and practice-specific expense reduction plans across its clinical operations.

The Company also divested its anesthesiology medical group in May 2020, where operating results were significantly impacted by COVID-19.
In response to the anticipated impact of
COVID-19
on the Company’s results of operations, on March 25, 2020, the Company amended and restated its Credit Agreement to, among other things, (i) establish a deemed Consolidated EBITDA of $139.2 million for the second and third quarters of 2020, reflecting average Adjusted EBITDA from continuing operations for the prior eight quarters (calculated for purposes of the Credit Agreement), which will be used in the calculation of rolling four consecutive quarter Consolidated EBITDA under the Credit Agreement, (ii) temporarily increase the maximum consolidated net leverage ratio required to be maintained by the Company from 4.50:1:00 to 5.00:1:00 for the second and third quarters of 2020 and 4.75:1:00 for the fourth quarter of 2020, before returning to 4.50:1:00 for the first quarter of 2021 and beyond, (iii) require that the Company maintains minimum availability under the Credit Agreement of $300.0 million through the third quarter of 2021, (iv) provide for a weekly repayment of borrowings under the Credit Agreement through the second quarter of 2021 using unrestricted cash on hand in excess of $300.0 million, plus a reserve for certain payables, and (v) temporarily restrict the Company’s ability to make restricted payments under the Credit Agreement for the remainder of 2020, subject to certain exceptions. At June 30, 2020, the Company believes it was in compliance, in all material respects, with the financial covenants and other restrictions applicable to the Company under its Credit Agreement, its 5.25% senior unsecured notes due 2023 and its 6.25% senior unsecured notes due 2027. The Company believes it will be in compliance with these covenants for the next twelve months.
At June 30, 2020, the Company had no outstanding principal balance on its Credit Agreement. The Company had outstanding letters of credit of $0.2 million which reduced the amount available on its Credit Agreement to $899.8 million at June 30, 2020, after giving effect to the temporary reduction of the capacity of its Credit Agreement described above through September 30, 2021.
CARES Act
On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing up to $100 billion in aid to the healthcare industry to reimburse healthcare providers for lost revenue and expenses attributable to
COVID-19.
The remaining $70 billion in aid is intended to focus on providers in areas particularly impacted by
COVID-19,
rural providers, providers of services with lower shares of Medicare reimbursement or who predominantly serve the Medicaid population, and providers requesting reimbursement for the treatment of uninsured Americans. It is unknown what, if any, portion of the remaining healthcare industry funding on the CARES Act the Company and its affiliated physician practices will qualify for and receive. The Department of Health and Human Services (“HHS”) is administering this program and began disbursing funds in April 2020, of which the Company’s affiliated physician practices received an aggregate of approximately $12 million during the second quarter of 2020.

The Company has applications pending for certain affiliated physician practices for incremental relief beyond what has been received.
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
As of June 30, 2020 and December 31, 2019, the Company’s cash equivalents consisted entirely of money market funds totaling $1.7 million and $16.8 million, respectively. Investments consisted of corporate securities, municipal debt securities, federal home loan securities and certificates of deposit. All investments are classified as current.
Investments held at June 30, 2020 and December 31, 2019 are summarized as follows (in thousands):

	June 30, 2020	December 31, 2019
Corporate securities	$55,677	$32,962
Municipal debt securities	20,831	29,066
Federal home loan securities	8,537	8,013
Certificates of deposit	5,597	4,469

	$90,642	$74,510

4.	Fair Value Measurements:
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
The following table presents information about the Company’s financial instruments that are accounted for at fair value on a recurring basis at June 30, 2020 and December 31, 2019 (in thousands):

		Fair Value
	Fair Value Category	June 30, 2020	December 31, 2019
Assets:
Money market funds	Level 1	$1,676	$16,775
Short-term investments	Level 2	90,642	74,510
Mutual Funds	Level 1	13,549	14,264
Liabilities:
Contingent consideration	Level 3	—	2,696

(1)	Investments were measured at carrying value as of December 31, 2019. See table below.
The following table presents information about the Company’s financial instruments that are not carried at fair value at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
2023 Notes	750,000	744,375	750,000	766,875
2027 Notes	1,000,000	1,000,000	1,000,000	1,025,600
The carrying amounts of cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments. The carrying value of the Company’s line of credit approximates fair value. If the Company’s line of credit was measured at fair value, it would be categorized as Level 2 in the fair value hierarchy.

5.	Accounts Receivable and Net Revenue:
Accounts receivable, net consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Gross accounts receivable	$1,386,562	$1,943,664
Allowance for contractual adjustments and uncollectibles	(1,040,880)	(1,444,795)

	$345,682	$498,869

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
The following table summarizes the Company’s net revenue by category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net patient service revenue	$428,473	$486,368	$919,431	$956,799
Hospital contract administrative fees	65,138	69,619	129,698	136,008
Other revenue	15,592	5,250	21,925	11,442

	$509,203	$561,237	$1,071,054	$1,104,249

The approximate percentage of net patient service revenue by type of payor was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Contracted managed care	67%	66%	66%	65%
Government	26	26	26	26
Other third-parties	6	7	6	7
Private-pay patients	1	1	2	2

	100%	100%	100%	100%

6.	Discontinued Operations:
Divestiture of Anesthesiology Medical Group
On May 6, 2020, the Company entered into a securities purchase agreement with an affiliate of North American Partners in Anesthesia (“NAPA”) to divest the Company’s anesthesiology medical group, and the transaction closed on May 6, 2020. Pursuant to the terms and conditions of the agreement, at the closing of the transaction, the Company received a cash payment of $50.0 million, subject to certain customary adjustments, as well as a contingent economic interest in NAPA with a value ranging from $0 to $250 million based upon the multiple of invested capital returned to NAPA’s owners upon exit of the investment. The Company will begin to receive a payment on its economic interest at an exit multiple of 2.0, with such payment reaching $250 million at an exit multiple of 5.0. In addition, the Company retained the accounts receivable of the anesthesiology medical group, which net of various other working capital items, approximated $110.0 million at March 31, 2020.
The operating results of the anesthesiology medical group service line were reported as a component of discontinued operations, net of income taxes, in the Company’s Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019.
The preliminary loss on sale recorded during the three months ended June 30, 2020 was

$644.2 million.
Upon completion of a valuation for the contingent economic interest and working capital true-up, final net proceeds will be determined, and the Company will adjust the loss on sale at that time. As a result of the sale, the Company currently estimates that it will generate an approximately $1.68 billion capital loss carryforward which expires in 2025. Based on management’s determination that it is more likely than not that the tax benefits related to this loss carryforward will not be realized, the Company has provided an approximately $419.0 million valuation allowance against this deferred tax asset in its financial results for the three months ended June 30, 2020.
The following table summarizes the results of discontinued operations related to the anesthesiology medical group for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenue	$90,894	$307,072	$374,961	$615,243

Operating expenses:
Cost of service salaries and benefits	95,398	247,759	348,662	498,930
Cost of service supplies and other operating expenses	1,350	3,233	5,216	6,700
General and administrative expenses	13,287	19,321	30,964	39,571
Depreciation and amortization	2,034	6,030	6,308	12,258
Transformational and restructuring related expenses	16,771	9,616	28,634	10,721
Loss on sale, net	644,162	—	640,154	—

Total operating expenses	773,002	285,959	1,059,938	568,180

(Loss) income from operations	(682,108)	21,113	(684,977)	47,063
Non-operating (expense) income, net	(7)	(14)	51	3

(Loss) income before income taxes	(682,115)	21,099	(684,926)	47,066
Income tax benefit (provision)	5,111	(5,630)	5,561	(12,490)

Net (loss) income	$(677,004)	$15,469	$(679,365)	$34,576

Divestiture of MedData
During the three
 and six
months ended June 30, 2020, the Company recorded a net incremental loss on the sale of MedData of $3.0 million
 and
$5.6
million, respectively, primarily for the finalization of certain transaction related expenses, a working capital true-up and incremental reserves related to indemnification matters, partially offset by the completion of its preliminary valuation for the contingent economic consideration. This incremental loss is reflected as a component of discontinued operations, net of income taxes, in the Company’s Consolidated Statements of Income for the three and six months ended June 30, 2020. The operating results of MedData were reported as a component of discontinued operations, net of income taxes, in the Company’s Consolidated Statements of Income for the three and six months ended June 30, 2019.

7.	Accounts Payable and Accrued Expenses:
Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Accounts payable	$48,982	$38,598
Accrued salaries and bonuses	131,739	223,815
Accrued payroll taxes and benefits	43,087	61,130
Accrued professional liabilities	57,466	44,869
Accrued interest	32,679	32,910
Other accrued expenses	46,956	51,788

	$360,909	$453,110

The net decrease in accrued salaries and bonuses of $92.1 million, from December 31, 2019 to June 30, 2020, is primarily due to the payment of performance-based incentive compensation, principally to the Company’s affiliated physicians, partially offset by performance-based incentive compensation accrued during the six months ended June 30, 2020. A majority of the Company’s payments for performance-based incentive compensation is paid annually during the first quarter.

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
The calculation of shares used in the basic and diluted net income per common share calculation for the three and six months ended June 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average number of common shares outstanding	83,490	83,234	83,061	84,623
Weighted average number of dilutive common share equivalents	255	455	—	464

Weighted average number of common and common equivalent shares outstanding (a)	83,745	83,689	83,061	85,087

Antidilutive securities not included in the diluted net income per common share calculation	1,335	923	1,092	713

(a)	Due to a loss from continuing operations for the six months ended June 30, 2020, no incremental shares are included because the effect would be antidilutive.

9.	Stock Incentive Plans and Stock Purchase Plans:
The Company’s Amended and Restated 2008 Incentive Compensation Plan (the “A&R 2008 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property.
Under the

A&R
2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards generally vest upon the satisfaction of specified performance-based conditions and service-based conditions. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the six months ended June 30, 2020, the Company granted 1.1 million shares of restricted stock to its employees and non-employee
directors under the
A&R
2008 Incentive Plan. At June 30, 2020, the Company had 6.3 million shares available for future grants and awards under the
A&R
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
Each of the ESPP and the SPP provide for the issuance of an aggregate of 2.6 million shares of the Company’s common stock less the number of shares of common stock purchased under the other plan. The Company recognizes stock-based compensation expense for the discount received by participating employees and non-employee
service providers. During the six months ended June 30, 2020, approximately 0.4 million shares in the
aggregate were issued under the ESPP and SPP. At June 30, 2020, the Company had approximately 0.7 million shares in the
aggregate reserved for issuance under the ESPP and SPP.
During the three and six months ended June 30, 2020 and 2019, the Company recognized stock-based compensation expense of $6.6 million and $14.3 million, and $9.9 million and $20.9 million, respectively.

10.	Common Stock Repurchase Programs:
In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Company’s equity compensation programs. The share repurchase program allows the Company to make open market purchases from time-to-time
based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. No shares were purchased under this program during the six months ended June 30, 2020.
In August 2018, the Company announced that its Board of Directors had authorized the repurchase of up to $500.0 million of the Company’s common stock in addition to its existing share repurchase program, of which $107.2 million remained available for repurchase as of December 31, 2019. Under this share repurchase program, during the six months ended June 30, 2020, the Company withheld approximately 159,000 shares of its common stock to satisfy minimum statutory withholding obligations of $3.0 million in connection with the vesting of restricted stock.
The Company intends to utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

11.	Commitments and Contingencies:
The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its securities. The Company has not included an accrual for these matters as of June 30, 2020 in its Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.
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
including Item 1A, Risk Factors, and Item 1A. Risk Factors below, for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. In addition, please see “Caution Concerning Forward-Looking Statements” below.
Overview
MEDNAX is a leading provider of physician services including newborn, maternal-fetal, radiology and teleradiology, pediatric cardiology and other pediatric subspecialty care. Our national network is comprised of affiliated physicians who provide clinical care in all 50 states, the District of Columbia and Puerto Rico. Our affiliated physicians provide neonatal clinical care, primarily within hospital-based neonatal intensive care units, to babies born prematurely or with medical complications; radiology services including diagnostic imaging and interventional radiology; and maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network also includes other pediatric subspecialists, including those who provide pediatric intensive care, pediatric cardiology care, hospital-based pediatric care, pediatric surgical care, pediatric ear, nose and throat, pediatric ophthalmology and pediatric urology services. MEDNAX also provides radiology services including diagnostic imaging and interventional radiology, through a network of affiliated physicians, as well as teleradiology services through a network of affiliated radiologists. In addition to our national physician network, we provide services nationwide to healthcare facilities and physicians, including ours, through a consulting services company. MEDNAX divested its anesthesiology medical group on May 6, 2020.
Coronavirus Pandemic
(COVID-19)
COVID-19
and related “stay at home” and social distancing measures implemented across the country have significantly impacted demand for medical services provided by our affiliated clinicians. Beginning in mid-March
2020, we experienced a significant decline in the number of elective surgeries at the facilities where our affiliated clinicians provided anesthesia services. Much of this decline was due to the closure of operating suites or facilities following federal advisories to cancel non-urgent
procedures and the prohibition of such procedures by several states. Within our radiology service line, orders for radiological studies have declined by a meaningful amount from historically normal levels, with much of this reduction focused in non-urgent
studies. Our affiliated office-based practices, which specialize in maternal-fetal medicine, pediatric cardiology, and numerous pediatric subspecialties, have seen a significant elevation of appointment cancellations compared to historical normal levels. At this time, we have not experienced, nor do we currently anticipate, any significant impact to neonatal intensive care unit (NICU) patient volumes as a result of
COVID-19.
Overall, our operating results since
mid-March
2020 have been significantly impacted by the
COVID-19
pandemic, but volumes did begin to normalize in May 2020 and substantially recovered during the month of June 2020. We also divested our anesthesiology medical group in May 2020, where operating results were significantly impacted by
COVID-19.
We implemented a number of actions to preserve financial flexibility and partially mitigate the significant impact of
COVID-19.
These steps included a suspension of most activities related to our transformational and restructuring programs, limiting these expenditures to those that provide essential support for our response to
COVID-19.
In addition, (i) we temporarily reduced executive and key management base salaries, including 50% reductions in salaries for our named executive officers through June 30, 2020; (ii) our Board of Directors agreed to forego their annual cash retainer and cash meeting payments, also through June 30, 2020; (iii) we enacted a combination of salary reductions and furloughs for non-clinical
employees; and (iv) we enacted significant operational and practice-specific expense reduction plans across our clinical operations.
We also implemented a variety of solutions across specialties to support clinicians and patients during this pandemic, including

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
CARES Act
On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing up to $100 billion in aid to the healthcare industry to reimburse healthcare providers for lost revenue and expenses attributable to
COVID-19.
The remaining $70 billion in aid is intended to focus on providers in areas particularly impacted by
COVID-19,
rural providers, providers of services with lower shares of Medicare reimbursement or who predominantly serve the Medicaid population, and providers requesting reimbursement for the treatment of uninsured Americans. It is unknown what, if any, portion of the remaining healthcare industry funding on the CARES Act our affiliated physician practices will qualify for and receive.     The Department of Health and Human Services (“HHS”) is administering this program and began disbursing funds in April 2020, of which our affiliated physician practices received an aggregate of approximately $12 million during the second quarter of 2020. We have applications pending for certain affiliated physician practices for incremental relief beyond what has been received.
In addition, the CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. We intend to utilize this deferral option throughout 2020.
Divestiture of the Anesthesiology Medical Group
On May 6, 2020, we entered into a securities purchase agreement with an affiliate of North American Partners in Anesthesia (“NAPA”) to divest our anesthesiology medical group, and the transaction closed on May 6, 2020. Pursuant to the terms and conditions of the agreement, at the closing of the transaction, we received a cash payment of $50.0 million, subject to certain customary adjustments, as well as a contingent economic interest in NAPA with a value ranging from $0 to $250 million based upon the multiple of invested capital returned to NAPA’s owners upon exit of the investment. The operating results of the anesthesiology medical group were reported as discontinued operations in our consolidated statements of income for the three and six months ended June 30, 2020 and 2019, and the net assets sold were presented as assets and liabilities held for sale in our consolidated balance sheet for the year ended December 31, 2019.
Planned Divestiture of MEDNAX Radiology Solutions
In June 2020, we announced our initiation of a process to divest our radiology services medical group when market conditions are appropriate in order to refocus the business as a dedicated pediatrics and obstetrics organization. However, there can be no assurance that this process will result in a transaction.
Reclassifications
Reclassifications have been made to certain prior period financial statements and footnote disclosures to conform to the current period presentation, specifically to reflect the impact of the anesthesiology medical group being classified as assets held for sale and discontinued operations.
General Economic Conditions and Other Factors
Our operations and performance depend significantly on economic conditions. During the three months ended June 30, 2020, the percentage of our patient service revenue being reimbursed under government-sponsored healthcare programs (“GHC Programs”) decreased slightly as compared to the three months ended June 30, 2019. Economic conditions in the United States (“U.S.”) have deteriorated, primarily as a result of
COVID-19,
and patient volumes have declined. We could experience shifts toward GHC Programs if changes occur in population demographics within geographic locations in which we provide services, including an increase in unemployment and underemployment as well as losses of commercial health insurance. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, due to the rising costs of managed care premiums and patient responsibility amounts, we may experience lower net revenue resulting from increased bad debt due to patients’ inability to pay for certain services.

Transformation and Restructuring Initiatives
We have developed a number of strategic initiatives across our organization, in both our shared services functions and our operational infrastructure, with a goal of generating improvements in our general and administrative expenses and our operational infrastructure. We have broadly classified these workstreams in four broad categories including practice operations, revenue cycle management, information technology and human resources. We have included the expenses, which in certain cases represent estimates, related to such activity on a separate line item in our consolidated statements. In our shared services departments, we were focused on improving processes, using our resources more efficiently and utilizing our scale more effectively to improve cost and service performance across our operations. Within our operational infrastructure, we developed specific operational plans within each of our service lines and affiliated physician practices, with specific milestones and regular reporting, with the goal of generating long-term operational improvements and fostering even greater collaboration across our national medical group. We intended to make a series of information-technology and other investments to improve processes and performance across our enterprise, using both internal and external resources. A significant amount of transformational and restructuring activities were related to our anesthesiology medical group, which was divested in May 2020. We believed these strategic initiatives, together with our continued plans to invest in focused, targeted and strategic organic and acquisitive growth, positioned us well to deliver a differentiated value proposition to our stakeholders while continuing to provide the highest quality care for our patients.
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
Medicaid Expansion
The ACA also allows states to expand their Medicaid programs through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historic eligibility levels to 133% of the federal poverty level. To date, 37 states and the District of Columbia have expanded Medicaid eligibility to cover this additional low-income
patient population, and other states are considering expansion. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household income is at or below 133% of the federal poverty level.
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
Medicare Sequestration
The Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012, required across-the-board
cuts (“sequestrations”) to Medicare reimbursement rates. These annual reductions of 2%, on average, apply to mandatory and discretionary spending through 2025. Unless Congress acts in the future to modify these sequestrations, Medicare reimbursements will be reduced by 2%, on average, annually. In connection with the CARES Act, the Medicare sequestrations were suspended beginning on May 1, 2020 and are expected to remain suspended through December 31, 2020. Aside from the suspension, the reduction in Medicare reimbursement rates is not expected to have a material adverse effect on our business, financial condition, results of operations, cash flows or the trading price of our securities.
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
For a reconciliation of each of Adjusted EBITDA from continuing operations and Adjusted EPS from continuing operations to the most directly comparable GAAP measures for the three and six months ended June 30, 2020 and 2019, refer to the tables below (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income (loss) from continuing operations	$7,600	$20,047	$(6,149)	$42,593
Interest expense	28,265	31,063	55,931	61,764
Income tax provision	3,373	11,486	6,109	13,588
Depreciation and amortization	14,393	13,779	28,792	27,584
Transformational and restructuring related expenses	11,537	17,866	30,581	20,305

Adjusted EBITDA from continuing operations	$65,168	$94,241	$115,264	$165,834

	Three Months Ended June 30,
	2020		2019
Weighted average diluted shares outstanding	83,745		83,689
Income from continuing operations and diluted income from continuing operations per share	$7,600	$0.09	$20,047	$0.24
Adjustments (1) :
Amortization (net of tax of $1,731 and $1,655)	5,193	0.06	4,964	0.06
Stock-based compensation (net of tax of $1,658 and $2,477)	4,973	0.06	7,430	0.09
Transformational and restructuring related expenses (net of tax of $2,884 and $4,467)	8,653	0.11	13,400	0.16
Net impact from discrete tax events	171	—	2,987	0.03

Adjusted income and diluted EPS from continuing operations	$26,590	$0.32	$48,828	$0.58

(1)	Our blended statutory tax rate of 25% was used to calculate the tax effects of the adjustments for the three months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
	2020		2019
Weighted average diluted shares outstanding	83,061		85,087
(Loss) income from continuing operations and diluted income from continuing operations per share	$(6,149)	$(0.07)	$42,593	$0.50
Adjustments (1) :
Amortization (net of tax of $3,454 and $3,328)	10,363	0.12	9,984	0.12
Stock-based compensation (net of tax of $3,579 and $5,214)	10,738	0.13	15,639	0.18
Transformational and restructuring related expenses (net of tax of $7,645 and $5,076)	22,936	0.28	15,229	0.18
Net impact from discrete tax events	5,028	0.06	(1,601)	(0.02)

Adjusted income and diluted EPS from continuing operations	$42,916	$0.52	$81,844	$0.96

(2)	Our blended statutory tax rate of 25% was used to calculate the tax effects of the adjustments for the six months ended June 30, 2020 and 2019.

Results of Operations
Three Months Ended June 30, 2020 as Compared to Three Months Ended June 30, 2019
Our net revenue attributable to continuing operations was $509.2 million for the three months ended June 30, 2020, as compared to $561.2 million for the same period in 2019. The decrease in revenue of $52.0 million, or 9.3%, was primarily attributable to the unfavorable impacts from
COVID-19
on same-unit revenue, driven by declines in volume. Same units are those units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue declined by $65.3 million, or 11.7%. The decline in same-unit net revenue was comprised of a decrease of $66.2 million, or 11.9%, related to patient service volumes, partially offset by a net increase of $0.9 million, or 0.2%, from net reimbursement-related factors. The decrease in revenue from patient service volumes was related to a decline across all our services, primarily as a result of
COVID-19.
The net increase in revenue related to net reimbursement-related factors was primarily due to CARES Act relief, modest improvements in managed care contracting and an increase in revenue caused by a decrease in the percentage of our patients enrolled in GHC programs, partially offset by unfavorable net rate impacts from radiology services.
Practice salaries and benefits attributable to continuing operations decreased $11.9 million, or 3.3%, to $349.3 million for the three months ended June 30, 2020, as compared to $361.2 million for the same period in 2019. This decrease was primarily attributable to decreases in salary expense, including salary reductions and cessation of contract labor, related to the
COVID-19
mitigation initiatives. Of the $11.9 million decrease, $24.4 million was related to salaries, partially offset by an increase of $12.5 million for benefits and incentive compensation. Notwithstanding the salary expense decreases related to the
COVID-19
mitigation initiatives, we anticipate that we will experience a higher rate of growth in clinician compensation expense and malpractice expense at our existing units over historic averages, which could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our securities.
Practice supplies and other operating expenses attributable to continuing operations decreased $3.4 million, or 13.5%, to $21.4 million for the three months ended June 30, 2020, as compared to $24.8 million for the same period in 2019. The decrease was primarily attributable to decreases in other practice operating expenses as compared to the prior year, primarily related to decreased activity across many expense categories such as travel, office expenses and professional services resulting from impacts of
COVID-19.
General and administrative expenses attributable to continuing operations primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically identifiable to the day-to-day
operations of our physician practices and services. General and administrative expenses were $77.7 million for the three months ended June 30, 2020, as compared to $84.2 million for the same period in 2019. The decrease of $6.5 million was primarily related to salary reductions and furloughs resulting from our
COVID-19
mitigation initiatives, partially offset by increases in other expense categories, primarily legal expenses. General and administrative expenses as a percentage of net revenue was 15.3% for the three months ended June 30, 2020, as compared to 15.0% for the same period in 2019. Certain general and administrative expenses related to corporate overhead represent various support services provided across the company, including costs that are continuing to support the recently divested anesthesiology medical group through a transition services agreement. Because a portion of such expenses were previously allocated to but not specifically identifiable to, the anesthesiology medical group, they are required to be presented as continuing operations. Therefore, general and administrative expenses do not reflect potential general and administrative cost savings that may be achieved in future periods.
Transformational and restructuring related expenses attributable to continuing operations were $11.5 million for the three months ended June 30, 2020, as compared to $17.9 million for the same period in 2019. The expenses were primarily for external consulting costs for various process improvement and restructuring initiatives. Beginning in April 2020, we reduced the scope of our transformation and restructuring related initiatives unless they were initiatives critical to our business operations or those that provide essential support for our response to
COVID-19.
Depreciation and amortization expense attributable to continuing operations was $14.4 million for the three months ended June 30, 2020, as compared to $13.8 million for the same period in 2019.
Income from operations attributable to continuing operations decreased $24.5 million, or 41.2%, to $34.9 million for the three months ended June 30, 2020, as compared to $59.4 million for the same period in 2019. Our operating margin was 6.9% for the three months ended June 30, 2020, as compared to 10.6% for the same period in 2019. The decrease in our operating margin was primarily due to the decrease in revenue related to
COVID-19,
partially offset by lower operating expense growth, including lower transformation and restructuring related expenses, primarily related to
COVID-19
mitigation initiatives. Excluding transformation and restructuring expenses, our income from operations attributable to continuing operations for the three months ended June 30, 2020 and 2019 was $46.4 million and $77.3 million, respectively, and our operating margin was 9.1% and 13.8%, respectively. We believe excluding the impacts from the transformational and restructuring related activity provides a more comparable view of our operating income and operating margin from continuing operations; however, this comparison is affected by the impacts from
COVID-19
during 2020.
Total
non-operating
expenses attributable to continuing operations were $23.9 million for the three months ended June 30, 2020, as compared to $27.9 million for the same period in 2019. The decrease in non-operating
expenses was primarily related to a decrease in interest expense, primarily due to lower average borrowings under our credit agreement (the “Credit Agreement”) and other income related to the transition services being provided to the buyer of the anesthesiology medical group, partially offset by a decrease in equity earnings resulting from the impacts to the underlying joint venture from
COVID-19.

Our effective income tax rate attributable to continuing operations was 30.7% and 36.4% for the three months ended June 30, 2020 and 2019, respectively. Income taxes for the second quarter of 2020 were calculated by applying the actual year-to-date
effective rate to our
pre-tax
income. After excluding discrete tax impacts, during the three months ended June 30, 2020 and 2019, our effective income tax rate was 29.2% and 27.0%, respectively. We believe excluding discrete tax impacts on our effective income tax rate provides a more comparable view of our effective income tax rate.
Income from continuing operations was $7.6 million for the three months ended June 30, 2020, as compared to $20.0 million for the same period in 2019. Adjusted EBITDA from continuing operations was $65.2 million for the three months ended June 30, 2020, as compared to $94.2 million for the same period in 2019.
Diluted income from continuing operations per common and common equivalent share was $0.09 on weighted average shares outstanding of 83.7 million for the three months ended June 30, 2020, as compared to $0.24 on weighted average shares outstanding of 83.7 million for the same period in 2019. Adjusted EPS from continuing operations was $0.32 for the three months ended June 30, 2020, as compared to $0.58 for the same period in 2019.
Loss from discontinued operations, net of tax, was $680.0 million for the three months ended June 30, 2020, as compared to loss of $28.3 million for the same period in 2019. Diluted loss from discontinued operations per common and common equivalent share was $8.12 for the three months ended June 30, 2020, as compared to $0.34 for the same period in 2019.
Net loss was $672.4 million for the three months ended June 30, 2020, as compared to $8.2 million for the same period in 2019. Diluted net loss per common and common equivalent share was $8.03 for the three months ended June 30, 2020, as compared to $0.10 for the same period in 2019.
Six Months Ended June 30, 2020 as Compared to Six Months Ended June 30, 2019
Our net revenue attributable to continuing operations was $1.07 billion for the six months ended June 30, 2020, as compared to $1.10 billion for the same period in 2019. The decrease in revenue of $33.2 million, or 3.0%, was primarily attributable to the unfavorable impacts from
COVID-19
on same-unit revenue, driven by declines in volume. Same units are those units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue declined by $60.5 million, or 5.5%. The decline in same-unit net revenue was comprised of a decrease of $72.3 million, or 6.6%, related to patient service volumes, partially offset by a net increase of $11.8 million, or 1.1%, from net reimbursement-related factors. The decrease in revenue from patient service volumes was primarily related to a decline across all our services, primarily as a result of
COVID-19.
The net increase in revenue related to net reimbursement-related factors was primarily due to CARES Act relief, modest improvements in managed care contracting and an increase in revenue caused by a decrease in the percentage of our patients enrolled in GHC programs, partially offset by unfavorable net rate impacts from radiology services.
Practice salaries and benefits attributable to continuing operations increased $17.1 million, or 2.3%, to $748.7 million for the six months ended June 30, 2020, as compared to $731.6 million for the same period in 2019. This increase was primarily attributable to growth in benefits related costs at our existing units, partially offset by the decrease in salary expense from salary reductions and cessation of contract labor resulting from
COVID-19
mitigation initiatives that took place during the second quarter of 2020. The increase of $17.1 million was comprised of $25.3 million from benefits and incentive compensation, primarily malpractice expense, partially offset by a decrease of $8.2 million from salaries. Notwithstanding the salary expense decreases related to the
COVID-19
mitigation initiatives, we anticipate that we will experience a higher rate of growth in clinician compensation expense and malpractice expense at our existing units over historic averages, which could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our securities.
Practice supplies and other operating expenses attributable to continuing operations decreased $0.3 million, or 0.6%, to $46.8 million for the six months ended June 30, 2020, as compared to $47.1 million for the same period in 2019. The decrease was primarily attributable to decreases in other practice operating expenses as compared to the prior year, primarily related to decreased activity across many expense categories such as travel, office expenses and professional services resulting from impacts of
COVID-19,
primarily during the second quarter of 2020.
General and administrative expenses attributable to continuing operations primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically identifiable to the day-to-day
operations of our physician practices and services. General and administrative expenses were $165.2 million for the six months ended June 30, 2020, as compared to $165.8 million for the same period in 2019. The decrease of $0.6 million is primarily related to salary reductions and furloughs resulting from the
COVID-19
mitigation initiatives, almost entirely offset by increases in other expense categories, primarily legal expenses. General and administrative expenses as a percentage of net revenue was 15.4% for the three months ended June 30, 2020, as compared to 15.0% for the same period in 2019. Certain general and administrative expenses related to corporate overhead represent various support services provided across the company, including costs supporting the recently divested anesthesiology medical group through a transition services agreement. Because a portion of such expenses were previously allocated to but not specifically identifiable to the anesthesiology medical group, they are required to be presented as continuing operations. Therefore, general and administrative expenses do not reflect potential general and administrative cost savings that may be achieved in future periods.
Transformational and restructuring related expenses attributable to continuing operations were $30.6 million for the six months ended June 30, 2020, as compared to $20.3 million for the same period in 2019. The expenses were primarily for external consulting costs for various process improvement and restructuring initiatives. Beginning in April 2020, we reduced the scope of our transformation and restructuring related initiatives unless they were initiatives critical to our business operations or those that provide essential support for our response to
COVID-19.

Depreciation and amortization expense attributable to continuing operations was $28.8 million for the six months ended June 30, 2020, as compared to $27.6 million for the same period in 2019.
Income from operations attributable to continuing operations decreased $61.0 million, or 54.5%, to $50.9 million for the six months ended June 30, 2020, as compared to $111.9 million for the same period in 2019. Our operating margin was 4.8% for the six months ended June 30, 2020, as compared to 10.1% for the same period in 2019. The decrease in our operating margin was primarily due to the decrease in revenue related to
COVID-19,
partially offset by lower operating expense growth, including transformation and restructuring related expenses, primarily related to
COVID-19
mitigation initiatives. Excluding transformation and restructuring expenses, our income from operations attributable to continuing operations for the six months ended June 30, 2020 and 2019 was $81.5 million and $132.2 million, respectively, and our operating margin was 7.6% and 12.0%, respectively. We believe excluding the impacts from the transformational and restructuring related activity provides a more comparable view of our operating income and operating margin from continuing operations; however, this comparison is affected by the impacts from
COVID-19
during 2020.
Total
non-operating
expenses attributable to continuing operations were $50.9 million for the six months ended June 30, 2020, as compared to $55.7 million for the same period in 2019. The decrease in non-operating
expenses was primarily related to a decrease in interest expense, primarily due to lower average borrowings under our Credit Agreement, partially offset by a decrease in equity earnings resulting from the impacts to the underlying joint venture from
COVID-19
and the settlement of a litigation matter.
Our effective income tax rate attributable to continuing operations is not meaningful as calculated for the six months ended June 30, 2020 due to the insignificant level of pre-tax
income generated due to the impacts from
COVID-19.
Income taxes for the six months ended June 30, 2020 were calculated by applying the actual year-to-date
effective rate to our
pre-tax
loss. Our effective income tax attributable to continuing operations was 24.2% for the six months ended June 30, 2019. After excluding discrete tax impacts, during the six months ended June 30, 2019, our effective income tax rate was 27.0%. We believe excluding discrete tax impacts on our effective income tax rate provides a more comparable view of our effective income tax rate.
Loss from continuing operations was $6.1 million for the six months ended June 30, 2020, as compared to income from continuing operations of $42.6 million for the same period in 2019. Adjusted EBITDA from continuing operations was $115.3 million for the six months ended June 30, 2020, as compared to $165.8 million for the same period in 2019.
Diluted loss from continuing operations per common and common equivalent share was $0.07 on weighted average shares outstanding of 83.1 million for the six months ended June 30, 2020, as compared to diluted income of $0.50 on weighted average shares outstanding of 85.1 million for the same period in 2019. Adjusted EPS from continuing operations was $0.52 for the six months ended June 30, 2020, as compared to $0.96 for the same period in 2019. The decrease of 2.0 million in our weighted average shares outstanding is primarily due to the impact of shares repurchased in 2019 through open market repurchase activity and the exclusion of common stock equivalents from the weighted average shares calculation for the six months ended June 30, 2020 as the effect would have been antidilutive.
Loss from discontinued operations, net of tax, was $685.0 million for the six months ended June 30, 2020, as compared to loss of $293.7 million for the same period in 2019. Diluted loss from discontinued operations per common and common equivalent share was $8.25 for the six months ended June 30, 2020, as compared to $3.45 for the same period in 2019.
Net loss was $691.1 million for the six months ended June 30, 2020, as compared to $251.1 million for the same period in 2019. Diluted net loss per common and common equivalent share was $8.32 for the six months ended June 30, 2020, as compared $2.95 for the same period in 2019.
Liquidity and Capital Resources
As of June 30, 2020, we had $132.2 million of cash and cash equivalents attributable to our continuing operations as compared to $107.9 million at December 31, 2019. Additionally, we had working capital attributable to our continuing operations of $304.4 million at June 30, 2020, an increase of 64.2 million from working capital of $240.2 million at December 31, 2019.
Cash Flows from Continuing Operations
Cash (used in) provided by operating, investing and financing activities from continuing operations is summarized as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Operating activities	$19,893	$7,031
Investing activities	(37,125)	(19,196)
Financing activities	(611)	(40,421)
Operating Activities from Continuing Operations
During the six months ended June 30, 2020, our net cash provided by operating activities for continuing operations was $19.9 million, compared to $7.0 million for the same period in 2019. The net increase in cash provided of $12.9 million was primarily due to an increase in cash flow from accounts receivable and increases in deferred taxes, partially offset by changes in accounts payable and accrued expenses and a decrease in cash flow from lower earnings.

During the six months ended June 30, 2020, cash flow from accounts receivable for continuing operations was $44.3 million, as compared to $1.7 million for the same period in 2019. The increase in cash flow from accounts receivable for the six months ended June 30, 2020 was primarily due to decreases in ending accounts receivable balances at existing units due to timing of cash collections.
Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO for continuing operations was 52.4 days at June 30, 2020 as compared to 49.9 days at December 31, 2019.
Investing Activities from Continuing Operations
During the six months ended June 30, 2020, our net cash used in investing activities for continuing operations of $37.1 million consisted primarily of capital expenditures of $23.3 million and net purchases of investments of $14.2 million.
Financing Activities from Continuing Operations
During the six months ended June 30, 2020, our net cash used in financing activities for continuing operations of $0.6 million consisted of proceeds from the issuance of common stock of $4.4 million, partially offset by the repurchase of $3.0 million of our common stock and contingent consideration payments of $1.2 million.
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
At June 30, 2020, we had no outstanding principal balance on our Credit Agreement. We had outstanding letters of credit of $0.2 million which reduced the amount available on our Credit Agreement to $899.8 million at June 30, 2020, after giving effect to the temporary reduction of the capacity of our Credit Agreement described above through September 30, 2021.
At June 30, 2020, we had an outstanding principal balance of $750.0 million on our 5.25% senior unsecured notes due 2023 (the “2023 Notes”) and an outstanding principal balance of $1.0 billion on our 6.25% senior unsecured notes due 2027 (the “2027 Notes”). Our obligations under the 2023 Notes and the 2027 Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee our Credit Agreement. Interest on the 2023 Notes accrues at the rate of 5.25% per annum, or $39.4 million, and is payable semi-annually in arrears on June 1 and December 1. Interest on the 2027 Notes accrues at the rate of 6.25% per annum, or $62.5 million, and is payable semi-annually in arrears on January 15 and July 15.
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
At June 30, 2020, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under the Credit Agreement and the 2023 Notes and the 2027 Notes. We believe we will be in compliance with these covenants throughout 2020.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at June 30, 2020 was $318.4 million, of which $57.5 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet. In addition, there is a corresponding insurance receivable of $35.4 million recorded as a component of other assets for certain professional liability claims that are covered by insurance policies.
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
and this Quarterly Report, including the sections entitled “Risk Factors.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We intend to manage interest rate risk through the use of a combination of fixed rate and variable rate debt. We borrow under our Credit Agreement at various interest rate options based on the Alternate Base Rate or LIBOR rate depending on certain financial ratios. At June 30, 2020, we had no outstanding principal balance on our Credit Agreement.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.
Changes in Internal Controls Over Financial Reporting
No changes in our internal control over financial reporting occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
outbreak.
The outbreak of
COVID-19
has evolved into a global pandemic. The coronavirus has spread to many regions of the world, including virtually all of the United States. The full extent to which the
COVID-19
outbreak will impact our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning
COVID-19
and the actions to contain it or treat its impact, such as the potential for further shutdown or stay at home orders, and shifts toward GHC Programs if changes occur in population demographics within geographic locations in which we provide services, including an increase in unemployment and underemployment as well as losses of commercial health insurance.
Our anesthesiology medical group, which we divested on May 6, 2020, experienced a significant decline in the number of elective surgeries at a number of the facilities where its affiliated clinicians provide anesthesia services as a result of
COVID-19.
A significant portion of this decline was due to the closure of operating suites or facilities following federal advisories to cancel non-urgent
procedures and the prohibition of such procedures by several states. Within our radiology medical group, orders for radiological studies declined by a meaningful amount from historically normal levels as a result of
COVID-19,
with much of this reduction focused in
non-urgent
studies. Additionally, our office-based practices, which specialize in maternal-fetal medicine, pediatric cardiology, and numerous pediatric subspecialties, saw a significant elevation of appointment cancellations compared to historical normal levels as a result of
COVID-19.
To date, we have not experienced, nor do we currently anticipate, any significant impact to our NICU patient volumes as a result of
COVID-19,
however, there is no assurance that
COVID-19
will not adversely affect our NICU patient volumes or otherwise adversely affect our NICU and related neonatology business. Overall, our operating results since mid-March
2020 have been significantly impacted by the
COVID-19
pandemic, but volumes did begin to normalize in May 2020 and substantially recovered during the month of June 2020.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2020, we repurchased 34,157 shares of our common stock that were withheld to satisfy minimum statutory withholding obligations in connection with the vesting of restricted stock and deferred stock.

Period	Total Number of Shares Repurchased (a)		Average Price Paid per Share	Total Number of Shares Purchased as part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Programs (a)
April 1 – April 30, 2020	—		$—	—	(a	)
May 1 – May 31, 2020	12,310	(b)	13.06	—	(a	)
June 1 – June 30, 2020	21,847	(b)	15.53	—	(a	)

Total	34,157		$14.64	—	(a	)

(a)
We have two active repurchase programs. Our July 2013 program allows us to repurchase shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs. Our August 2018 repurchase program allows us to repurchase up to an additional $500.0 million of shares of our common stock, of which we repurchased $395.8 million as of June 30, 2020.

(b)	Represents shares withheld to satisfy minimum statutory withholding obligations of an aggregate of $0.5 million in connection with the vesting of restricted stock.
The amount and timing of any future repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

Item 6. Exhibits

Exhibit No.	Description

2.1	Securities Purchase Agreement, dated as of May 6, 2020, by and between MEDNAX Services, Inc. and NMSC II, LLC (incorporated by reference to Exhibit 2.1 to MEDNAX’s Current Report on Form 8-K filed on May 12, 2020).

10.1+	Employment Agreement, dated July 12, 2020, by and between MEDNAX Services, Inc. and Mark S. Ordan.

10.2	First Amendment to Amended and Restated Employment Agreement, effective April 1, 2020, by and between MEDNAX Services, Inc. and Stephen D. Farber (incorporated by reference to Exhibit 10.24 to MEDNAX’s Annual Report on Form 10-K/A for the year ended December 31, 2019 filed on April 28, 2020).

10.3	First Amendment to Amended and Restated Employment Agreement, effective April 1, 2020, by and between MEDNAX Services, Inc. and Dominic J. Andreano (incorporated by reference to Exhibit 10.26 to MEDNAX’s Annual Report on Form 10-K/A for the year ended December 31, 2019 filed on April 28, 2020).

10.4	First Amendment to Employment Agreement, effective April 1, 2020, by and between MEDNAX Services, Inc. and John C. Pepia (incorporated by reference to Exhibit 10.28 to MEDNAX’s Annual Report on Form 10-K/A for the year ended December 31, 2019 filed on April 28, 2020).

31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1+	Interactive Data File

101.INS+	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	XBRL Schema Document.

101.CAL+	XBRL Calculation Linkbase Document.

101.DEF+	XBRL Definition Linkbase Document.

101.LAB+	XBRL Label Linkbase Document.

101.PRE+	XBRL Presentation Linkbase Document.

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Filed herewith.
*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDNAX, INC.

Date: July 30, 2020	By:	/s/ Mark S. Ordan
Mark S. Ordan
Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2020	By:	/s/ Stephen D. Farber
Stephen D. Farber
Chief Financial Officer
(Principal Financial Officer)

Date: July 30, 2020	By:	/s/ John C. Pepia
John C. Pepia
Chief Accounting Officer
(Principal Accounting Officer)