Form 10-Q
period 2020-09-30
MEDNAX, INC.
filed 2020-11-06
CIK 893949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
On November 2, 2020, the registrant had outstanding 85,598,299 shares of Common Stock, par value $.01 per share.

MEDNAX, INC.

MEDNAX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$294,512	$107,870
Short-term investments	81,574	74,510
Accounts receivable, net	267,125	434,266
Prepaid expenses	13,317	17,108
Income taxes receivable	22,797	—
Other current assets	20,287	11,837
Assets held for sale	951,548	85,916

Total current assets	1,651,160	731,507
Property and equipment, net	78,570	72,677
Goodwill	1,480,668	1,479,850
Intangible assets, net	27,665	28,587
Operating lease right-of-use assets	58,993	56,413
Deferred income tax assets	62,950	86,644
Other assets	64,820	48,643
Assets held for sale	—	1,641,580

Total assets	$3,424,826	$4,145,901

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$388,517	$410,637
Current portion of finance lease liabilities	2,440	—
Current portion of operating lease liabilities	18,695	18,254
Income taxes payable	—	6,039
Liabilities held for sale	78,712	106,888

Total current liabilities	488,364	541,818
Long-term debt and finance lease liabilities, net	1,742,263	1,730,238
Long-term operating lease liabilities	40,220	44,643
Long-term professional liabilities	242,366	204,914
Deferred income tax liabilities	63,630	56,468
Other liabilities	42,977	22,819
Liabilities held for sale	—	46,005

Total liabilities	2,619,820	2,646,905

Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000 shares authorized; 85,504 and 84,248 shares issued and outstanding, respectively	855	842
Additional paid-in capital	1,023,974	987,942
Accumulated other comprehensive income	1,990	78
Retained (deficit) earnings	(222,058)	510,134

Total MEDNAX, Inc. shareholders’ equity	804,761	1,498,996
Noncontrolling i nterest	245	—

Total equity	805,006	1,498,996

Total liabilities and equity	$3,424,826	$4,145,901

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenue	$460,635	$454,913	$1,317,321	$1,321,159

Operating expenses:
Practice salaries and benefits	309,904	301,306	909,168	880,686
Practice supplies and other operating expenses	22,440	22,581	66,455	72,688
General and administrative expenses	66,346	63,284	194,276	185,318
Depreciation and amortization	7,195	6,408	20,749	18,830
Transformational and restructuring related expenses	34,291	12,766	60,846	32,025

Total operating expenses	440,176	406,345	1,251,494	1,189,547

Income from operations	20,459	48,568	65,827	131,612
Investment and other income	10,534	802	13,064	2,777
Interest expense	(27,250)	(29,909)	(83,180)	(91,271)
Equity in earnings of unconsolidated affiliates	282	786	1,081	1,753

Total non-operating expenses	(16,434)	(28,321)	(69,035)	(86,741)

Income (loss) from continuing operations before income taxes	4,025	20,247	(3,208)	44,871
Income tax provision	(6,677)	(7,360)	(10,859)	(12,590)

(Loss) income from continuing operations	(2,652)	12,887	(14,067)	32,281
Loss from discontinued operations, net of tax	(38,392)	(1,268,803)	(718,125)	(1,539,314)

Net loss	$(41,044)	$(1,255,916)	$(732,192)	$(1,507,033)

Per common and common equivalent share data:
(Loss) income from continuing operations:
Basic	$(0.03)	$0.16	$(0.17)	$0.39

Diluted	$(0.03)	$0.16	$(0.17)	$0.38

Loss from discontinued operations:
Basic	$(0.46)	$(15.39)	$(8.62)	$(18.36)

Diluted	$(0.46)	$(15.31)	$(8.62)	$(18.26)

Net loss:
Basic	$(0.49)	$(15.23)	$(8.79)	$(17.97)

Diluted	$(0.49)	$(15.15)	$(8.79)	$(17.88)

Weighted average common shares:
Basic	83,862	82,441	83,260	83,846
Diluted	83,862	82,883	83,260	84,302
The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common Stock
	Number of		Additional Paid-in	Retained (Deficit)	Total
	Shares	Amount	Capital	Earnings	Equity
2020
Balance at January 1, 2020	84,248	$842	$987,942	$510,212	$1,498,996
Net loss	—	—	—	(18,712)	(18,712)
Unrealized holding loss on investments, net of tax (1)	—	—	—	(213)	(213)
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	78	1	1,831	—	1,832
Issuance of restricted stock and conversion of deferred stock to common stock	968	10	(10)	—	—
Forfeitures of restricted stock	(19)	—	—	—	—
Stock-based compensation expense	—	—	8,035	—	8,035
Repurchased common stock	(125)	(1)	(2,541)	—	(2,542)

Balance at March 31, 2020	85,150	$852	$995,257	$491,287	$1,487,396
Net loss	—	—	—	(672,436)	(672,436)
Unrealized holding gain on investments, net of tax (1)	—	—	—	2,078	2,078
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	277	3	2,541	—	2,544
Issuance of restricted stock	200	2	(2)	—	—
Forfeitures of restricted stock	(57)	(1)	1	—	—
Stock-based compensation expense	—	—	7,489	—	7,489
Repurchased common stock	(34)	(1)	(500)	—	(501)

Balance at June 30, 2020	85,536	$855	$1,004,786	$(179,071)	$826,570
Net loss	—	—	—	(41,044)	(41,044)
Contribution from noncontrolling Interests (1)				245	245
Unrealized holding gain on investments, net of tax (1)	—	—	—	47	47
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	89	1	1,323	—	1,324
Issuance of restricted stock and conversion of deferred stock to common stock	282	3	(3)	—	—
Forfeitures of restricted stock	(92)	(1)	1	—	—
Stock-based compensation expense	—	—	23,316	—	23,316
Repurchased common stock	(311)	(3)	(5,449)	—	(5,452)

Balance at September 30, 2020	85,504	$855	$1,023,974	$(219,823)	$805,006

(1)	Presented within retained (deficit) earnings as the balance is immaterial.
The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(in thousands)

	Common Stock
	Number of		Additional Paid-in	Retained (Deficit)	Total
	Shares	Amount	Capital	Earnings	Equity
2019
Balance at January 1, 2019	87,820	$878	$992,647	$2,094,359	$3,087,884
Net loss	—	—	—	(242,872)	(242,872)
Unrealized holding loss on investments, net of tax (1)	—	—	—	(194)	(194)
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	140	1	3,541	—	3,542
Issuance of restricted stock	978	10	(10)	—	—
Forfeitures of restricted stock	(6)	—	—	—	—
Stock swaps	(20)	—	(666)	—	(666)
Stock-based compensation expense	—	—	11,100	—	11,100
Repurchased common stock	(2,525)	(25)	(28,740)	(50,217)	(78,982)

Balance at March 31, 2019	86,387	$864	$977,872	$1,801,076	$2,779,812
Net loss	—	—	—	(8,245)	(8,245)
Unrealized holding gain on investments, net of tax (1)	—	—	—	232	232
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	155	2	3,673	—	3,675
Issuance of restricted stock	123	1	(1)	—	—
Forfeitures of restricted stock	(61)	(1)	1	—	—
Stock-based compensation expense	—	—	15,080	—	15,080
Repurchased common stock	(2,508)	(25)	(29,196)	(36,306)	(65,527)

Balance at June 30, 2019	84,096	$841	$967,429	$1,756,757	$2,725,027
Net loss	—	—	—	(1,255,916)	(1,255,916)
Unrealized holding gain on investments, net of tax (1)	—	—	—	(32)	(32)
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	124	1	2,605	—	2,606
Issuance of restricted stock	12	—	—	—	—
Forfeitures of restricted stock	(27)	—	—	—	—
Stock-based compensation expense	—	—	8,090	—	8,090
Repurchased common stock	(20)	—	(415)	—	(415)

Balance at September 30, 2019	84,185	$842	$977,709	$500,809	$1,479,360

(2)	Presented within retained (deficit) earnings as the balance is immaterial.
The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(732,192)	$(1,507,033)
Loss from discontinued operations	718,125	1,539,314
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	20,749	18,830
Amortization of premiums, discounts and issuance costs	4,076	4,293
Stock-based compensation expense	36,120	27,512
Deferred income taxes	30,214	(13,484)
Other	(30)	3,370
Changes in assets and liabilities:
Accounts receivable	30,006	7,491
Prepaid expenses and other current assets	(1,716)	(22,545)
Other long-term assets	7,703	21,825
Accounts payable and accrued expenses	(36,433)	(2,238)
Income taxes payable / receivable	(28,837)	(25,838)
Long-term professional liabilities	15,703	4,508
Other liabilities	8,157	(19,768)

Net cash provided by operating activities – continuing operations	71,645	36,237
Net cash provided by operating activities—discontinued operations	144,841	186,177

Net cash provided by operating activities	216,486	222,414

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(2,225)	(31,200)
Purchases of investments	(36,090)	(13,907)
Proceeds from maturities or sales of investments	30,865	26,240
Purchases of property and equipment	(21,809)	(14,862)
Proceeds from sale of business, net of cash sold	1,080	—

Net cash used in investing activities – continuing operations	(28,179)	(33,729)
Net cash provided by (used in) investing activities—discontinued operations	3,079	(20,793)

Net cash used in investing activities	(25,100)	(54,522)

Cash flows from financing activities:
Borrowings on credit agreement	527,500	1,225,800
Payments on credit agreement	(527,500)	(1,755,500)
Proceeds from issuance of senior notes	—	500,000
Payments for credit facility amendment and financing costs	(510)	(9,194)
Payments on finance lease obligations	(433)	—
Proceeds from issuance of common stock	5,697	9,157
Contribution from noncontrolling interests	245	—
Repurchases of common stock	(8,495)	(144,925)

Net cash used in financing activities – continuing operations	(3,496)	(174,662)
Net cash used in financing activities—discontinued operations	(1,248)	(8,909)

Net cash used in financing activities	(4,744)	(183,571)

Net increase (decrease) in cash and cash equivalents	186,642	(15,679)
Cash and cash equivalents at beginning of period	107,870	40,774

Cash and cash equivalents at end of period	$294,512	$25,095

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

1.	Basis of Presentation and New Accounting Pronouncements:
The accompanying unaudited Consolidated Financial Statements of the Company and the notes thereto presented in this Form
10-Q
have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial statements, and do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the
r
esults of the interim periods presented. The financial statements include all the accounts of MEDNAX, Inc. and its consolidated subsidiaries (collectively, “MDX”) together with the accounts of MDX’s affiliated business corporations or professional associations, professional corporations, limited liability companies and partnerships (the “affiliated professional contractors”). Certain subsidiaries of MDX have contractual management arrangements with its affiliated professional contractors, which are separate legal entities that provide physician services in certain states and Puerto Rico. The terms “MEDNAX” and the “Company” refer collectively to MEDNAX, Inc., its subsidiaries and the affiliated professional contractors.
The Company is a party to a joint venture in which it owns a 37.5% economic interest. The Company accounts for this joint venture under the equity method of accounting because the Company exercises significant influence over, but does not control, this entity.
In August 2020, the Company entered into a joint venture in which it owns a 51% economic interest and for which it is deemed the primary beneficiary. The equity interests of the outside investor in the equity of this consolidated entity is accounted for and presented as noncontrolling interests on the Company’s Consolidated Balance Sheets. Although
the

joint
venture was
formed
during the third quarter of 2020, it has not yet begun operations. Any future results of operations attributable to the
noncontrolling interests
will be accounted for and presented as such
on the Company’s Consolidated Statements of Income.
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
In May 2020, the Company divested its anesthesiology services medical group. The operating results of this medical group are reported as discontinued operations in the Company’s Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019.
On September
9,
 2020, the Company
entered into
 a definitive agreement to divest its radiology services medical group. The operating results of this medical group are reported as discontinued operations in the Company’s Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019.
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
COVID-19
and related “stay at home” and social distancing measures implemented across the country have significantly impacted demand for medical services provided by the Company’s affiliated clinicians.     Beginning in
mid-March
2020, the Company experienced a significant decline in the number of elective surgeries at the facilities where the Company’s affiliated clinicians provided anesthesiology services. Much of this decline was due to the closure of operating suites or facilities following federal advisories to cancel non-urgent
procedures and the prohibition of such procedures by several states. Within the Company’s radiology services medical group, orders for radiological studies declined by a meaningful amount from historically normal levels, with much of this reduction focused in
non-urgent
studies. See Note 6 – Assets Held for Sale and Discontinued Operations for information regarding the divestment of the Company’s anesthesiology services medical group and the planned divestment of the Company’s radiology services medical group. The Company’s affiliated office-based practices, which specialize in maternal-fetal medicine, pediatric cardiology, and numerous pediatric subspecialties, experienced a significant elevation of appointment cancellations compared to historical normal levels. At this time, the Company has not experienced, nor does it currently anticipate, any significant impact to neonatal intensive care unit (NICU) patient volumes as a result of
COVID-19.
Overall, the Company’s operating results were significantly impacted by
COVID-19
beginning in
mid-March
2020.
The Company implemented a number of actions to preserve financial flexibility and partially mitigate the significant anticipated impact of
COVID-19.
These steps included a suspension of most activities related to the Company’s transformational and restructuring programs, limiting these expenditures to those that provide essential support for the Company’s response to
COVID-19.
In addition, (i) the Company temporarily reduced executive and key management base salaries, including 50% reductions in salaries for its named executive officers through June 30, 2020; (ii) the Board of Directors agreed to forego their annual cash retainer and cash meeting payments, also through June 30, 2020; (iii) the Company enacted a combination of salary reductions and furloughs for non-clinical
employees; and (iv) the Company enacted significant operational and practice-specific expense reduction plans across its clinical operations. The Company also divested its anesthesiology services medical group in May 2020, where operating results were significantly impacted by
COVID-19.
In response to the anticipated impact of
COVID-19
on the Company’s results of operations, on March 25, 2020, the Company amended and restated its Credit Agreement to, among other things, (i) establish a deemed Consolidated EBITDA of $139.2 million for the second and third quarters of 2020, reflecting average Adjusted EBITDA from continuing operations for the prior eight quarters (calculated for purposes of the Credit Agreement), which will be used in the calculation of rolling four consecutive quarter Consolidated EBITDA under the Credit Agreement, (ii) temporarily increase the maximum consolidated net leverage ratio required to be maintained by the Company from 4.50:1:00 to 5.00:1:00 for the second and third quarters of 2020 and 4.75:1:00 for the fourth quarter of 2020, before returning to 4.50:1:00 for the first quarter of 2021 and beyond, (iii) require that the Company maintains minimum availability under the Credit Agreement of $300.0 million through the third quarter of 2021, (iv) provide for a weekly repayment of borrowings under the Credit Agreement through the second quarter of 2021 using unrestricted cash on hand in excess of $300.0 million, plus a reserve for certain payables, and (v) temporarily restrict the Company’s ability to make restricted payments under the Credit Agreement for the remainder of 2020, subject to certain exceptions. At September 30, 2020, the Company believes it was in compliance, in all material respects, with the financial covenants and other restrictions applicable to the Company under its Credit Agreement, its 5.25% senior unsecured notes due 2023 and its 6.25% senior unsecured notes due 2027. The Company believes it will be in compliance with these covenants for the next twelve months. At September 30, 2020, the Company had no outstanding principal balance on its Credit Agreement. The Company had outstanding letters of credit of $0.2 million which reduced the amount available on its Credit Agreement to $899.8 million at September 30, 2020, after giving effect to the temporary reduction of the capacity of its Credit Agreement described above through September 30, 2021.
CARES Act
On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing up to $100 billion in aid to the healthcare industry to reimburse healthcare providers for lost revenue and expenses attributable to
COVID-19.
The remaining $70 billion in aid is intended to focus on providers in areas particularly impacted by
COVID-19,
rural providers, providers of services with lower shares of Medicare reimbursement or who predominantly serve the Medicaid population, and providers requesting reimbursement for the treatment of uninsured Americans. It is unknown what, if any, portion of the remaining healthcare industry funding on the CARES Act the Company and its affiliated physician practices will qualify for and receive. The Department of Health and Human Services (“HHS”) is administering this program and began disbursing funds in April 2020, of which the Company’s affiliated physician practices within continuing operations
received an aggregate of approximately $20.0 million during the nine months ended September 30, 2020. The Company has applications pending for certain affiliated physician practices for incremental relief beyond what has been received.
In addition, the CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. The Company intends to utilize this deferral option throughout 2020.
The COVID-19
pandemic has
materially
impacted the Company’s
financial results, but due to the rapidly evolving environment and continued uncertainties surrounding the timeline of and impacts from COVID-19, the Company is unable to predict the ultimate impact on its business, financial condition, results of operations and cash flows. The Company, however, believes it will be able to generate sufficient liquidity to satisfy its obligations for the next twelve months.
3.	Cash Equivalents and Investments:
As of September 30, 2020 and December 31, 2019, the Company’s cash equivalents consisted entirely of money market funds totaling $2.4 million and $16.8 million, respectively. Investments consisted of corporate securities, municipal debt securities, federal home loan securities and certificates of deposit. All investments are classified as current.

Investments held at September 30, 2020 and December 31, 2019 are summarized as follows (in thousands):

	September 30, 2020	December 31, 2019
Corporate securities	$56,680	$32,962
Municipal debt securities	13,523	29,066
Federal home loan securities	6,529	8,013
Certificates of deposit	4,842	4,469

	$81,574	$74,510

4.	Fair Value Measurements:
The accounting guidance establishes a fair value hierarchy that prioritizes valuati
o
n inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of three levels:
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
The following table presents information about the Company’s financial instruments that are accounted for at fair value on a recurring basis at September 30, 2020 and December 31, 2019 (in thousands):

		Fair Value
	Fair Value Category	September 30, 2020	December 31, 2019
Assets:
Money market funds	Level 1	$2,411	$16,775
Short-term investments	Level 2	81,574	74,510
Mutual Funds	Level 1	14,446	14,264
The following table presents information about the Company’s financial instruments that are not carried at fair value at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
2023 Notes	750,000	759,375	750,000	766,875
2027 Notes	1,000,000	1,035,000	1,000,000	1,025,600
The carrying amounts of cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments. The carrying value of the Company’s line of credit approximates fair value. If the Company’s line of credit was measured at fair value, it would be categorized as Level 2 in the fair value hierarchy.
5.	Accounts Receivable and Net Revenue:
Accounts receivable, net consists of the following (in thousands):

	September 30, 2020	December 31, 2019
Gross accounts receivable	$1,119,171	$1,750,264
Allowance for contractual adjustments and uncollectibles	(852,046)	(1,315,998)

	$267,125	$434,266

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
The following table summarizes the Company’s net revenue by category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net patient service revenue	$382,936	$400,330	$1,133,313	$1,159,363
Hospital contract administrative fees	61,186	51,149	154,840	149,407
Other revenue	16,513	3,434	29,168	12,389

	$460,635	$454,913	$1,317,321	$1,321,159

The approximate percentage of net patient service revenue by type of payor was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contracted managed care	69%	68%	69%	68%
Government	26	26	26	26
Other third-parties	4	5	4	5
Private-pay patients	1	1	1	1

	100%	100%	100%	100%

6.	Business Combinations, Assets Held for Sale and Discontinued Operations:
Business Combinations
During the nine months ended September 30, 2020, the Company completed the acquisition of one pediatric subspecialty practice for total consideration of $2.1 million, of which $1.9 million was paid in cash and $0.2 million was recorded as a contingent consideration liability. This acquisition expanded the Company’s national network of physician practices. In connection with this acquisition, the Company recorded non-deductible
goodwill of $0.8 million and other intangible assets consisting primarily of physician and hospital agreements of $1.3 million.
Divestiture of
the
Radiology Services Medical Group
On September
9
,
 2020, the Company entered into a
securities purchase
agreement with Radiology Partners, Inc., pursuant to which Radiology Partners, Inc. will acquire the Company’s radiology services medical group for $885 million cash, subject to certain customary adjustments.
 This divestiture will allow the Company to focus solely on its Pediatrix and Obstetrix medical groups. The Company determined that the criterion to classify the radiology services medical group as assets held for sale within the Company’s Consolidated Balance Sheets effective September 30, 2020 were met. Accordingly, the assets and liabilities of the radiology services medical group were classified as current assets and current liabilities held for sale at September 30, 2020 as the Company expects to divest of the radiology services medical group within the next twelve months. The classification to assets held for sale impacted the net book value of the assets and liabilities expected to be transferred upon sale. The estimated fair value of the radiology services medical group was determined using the purchase price in the purchase
agreement along with estimated broker, accounting, legal and other

selling
expenses.
 The Company deemed the carrying amount of
other

assets
within the medical group, specifically accounts receivable and property and equipment, to represent fair value and therefore recorded a non-cash
charge of $43.0 million against goodwill, which represented the difference between the estimated fair value of the radiology services medical group and the carrying amount of the net assets held for sale. Recognition of the charge against goodwill resulted in a tax benefit which generated an additional $4.0 million deferred tax asset that increased the fair value of the medical group. An incremental non-cash
charge is then required to reduce the
radiology services
medical group’s net assets to its previously determined fair value. Accordingly, the Company recorded the incremental non-cash
charge of $4.0 million for a total
non-cash
charge of $47.0 million, reducing the goodwill balance of the radiology services medical group. Upon completion of the divestiture, the Company could record an additional gain or loss on disposal at the time final net proceeds are determined.
In addition, in accordance with accounting guidance for discontinued operations, the expected divestiture of the radiology services medical group was deemed to represent a fundamental strategic shift that will have a major effect on the Company’s operations, and accordingly, the operating results of the radiology services medical group were reported as discontinued operations in the Company’s Consolidated Statements of Income for the three and nine months ended September 30, 2020 with prior periods recast to conform with the current period presentation.
The following table represents the major classes of assets and liabilities of the radiology services medical group that are included as assets and liabilities held for sale in the accompanying Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Assets
Accounts receivable, net	$54,284	$64,603
Prepaid expenses and other current assets	9,819	9,744
Property and equipment, net	20,078	19,204
Operating leases right-of-use assets	14,165	15,008
Goodwill	640,818	685,170
Intangible assets, net	170,059	180,978
Deferred income tax assets	6,020	18,183
Other assets	36,305	40,724

	$951,548	$1,033,614

Liabilities
Accounts payable and accrued expenses	$39,505	$42,474
Operating and finance leases	13,619	14,355
Long-term professional liabilities	23,744	21,978
Other liabilities	1,844	81

	$78,712	$78,888

The following table summarizes the results of discontinued operations related to the radiology services medical group for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenue	$125,765	$125,650	$340,133	$366,678

Operating expenses:
Cost of service salaries and benefits	84,718	80,336	234,169	238,402
Cost of service supplies and other operating expenses	1,449	1,532	4,273	(1,468)
General and administrative expenses	19,876	20,734	57,178	64,490
Depreciation and amortization	5,090	7,595	20,328	22,757
Transformational and restructuring related expenses	2,491	441	6,517	1,487
Goodwill impairment	46,963	117,924	46,963	117,924

Total operating expenses	160,587	228,562	369,428	443,592

Loss from operations	(34,822)	(102,912)	(29,295)	(76,914)
Non-operating income, net	1,369	2,059	3,035	4,768

Loss before income taxes	(33,453)	(100,853)	(26,260)	(72,146)
Income tax (provision) benefit	(62)	3,907	(1,988)	(3,687)

Net loss	$(33,515)	$(96,946)	$(28,248)	$(75,833)

Divestiture of
 the

Anesthesiology Services Medical Group
On May 6, 2020, the Company entered into a securities purchase agreement with an affiliate of North American Partners in Anesthesia (“NAPA”) to divest the Company’s anesthesiology services medical group, and the transaction closed on May 6, 2020. Pursuant to the terms and conditions of the agreement, at the closing of the transaction, the Company received a cash payment of $50.0 million, subject to certain customary adjustments, as well as a contingent economic interest in NAPA with a value ranging from $0 to $250 million based upon the multiple of invested capital returned to NAPA’s owners upon exit of the investment. The Company will begin to receive a payment on its economic interest at an exit multiple of 2.0, with such payment reaching $250 million at an exit multiple of 5.0. In addition, the Company retained the accounts receivable of the anesthesiology services medical group, which net of various other working capital items, approximated $110.0 million at March 31, 2020.

The
operating results of the anesthesiology services medical group service line were reported as a component of discontinued operations, net of income taxes, in the Company’s Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019.
A single
anesthesiology
practice was not included in the divestiture of the anesthesiology services medical group, and continues to operate as an affiliate of the Company. Its
results of operations are reflected in the three months ended September 30, 2020 while the incremental loss on sale of the anesthesiology services medical group
recorded during the three months ended September 30, 2020 reflects a true up of various divested account balances during the third quarter of 2020.
The total preliminary loss on sale
of the anesthesiology services medical group
recorded during the nine months ended September 30, 2020 was $648.7 million. Upon completion of a valuation for the contingent economic interest and working capital true-up,
final net proceeds will be determined, and the Company will adjust the loss on sale at that time. In addition, as a result of the sale, the Company currently estimates that it will generate an approximately $1.68 billion capital loss carryforward that will expire
in 2025. Based on management’s determination that it is more likely than not that the tax benefits related to this loss carryforward will not be realized, the Company has provided an approximately $419.0 million valuation allowance against this deferred tax asset as of September 30, 2020.
The following table summarizes the results of discontinued operations related to the anesthesiology services medical group for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenue	$2,700	$309,602	$377,661	$924,845

Operating expenses:
Cost of service salaries and benefits	2,746	250,157	351,408	746,237
Cost of service supplies and other operating expenses	38	2,837	5,254	9,537
General and administrative expenses	215	18,338	31,179	57,909
Depreciation and amortization	—	5,605	6,308	17,863
Transformational and restructuring related expenses	—	6,785	28,634	17,506
Goodwill impairment	—	1,331,291	—	1,331,291
Loss on sale, net	4,499	—	644,653	—

Total operating expenses	7,498	1,615,013	1,067,436	2,180,343

Loss from operations	(4,798)	(1,305,411)	(689,775)	(1,255,498)
Non-operating (expense) income, net	—	(17)	51	(14)

Loss before income taxes	(4,798)	(1,305,428)	(689,724)	(1,255,512)
Income tax benefit	100	129,241	5,661	115,987

Net loss	$(4,698)	$(1,176,187)	$(684,063)	$(1,139,525)

Divestiture of MedData
The Company divested of
its
management services organization, MedData, in October 2019. During the nine months ended September 30, 2020, the Company recorded a net incremental loss on the sale of MedData of $5.8 million, primarily for the finalization of certain transaction related expenses, a working capital true-up
and incremental reserves related to indemnification matters, partially offset by the completion of its preliminary valuation for the contingent economic consideration. This incremental loss is reflected as a component of discontinued operations, net of income taxes, in the Company’s Consolidated Statements of Income for the nine months ended September 30, 2020. The operating results of MedData were reported as a component of discontinued operations, net of income taxes, in the Company’s Consolidated Statements of Income for the three and nine months ended September 30, 2019.

7.	Accounts Payable and Accrued Expenses:
Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Accounts payable	$60,956	$35,410
Accrued salaries and bonuses	158,579	193,631
Accrued payroll taxes and benefits	48,474	54,768
Accrued professional liabilities	55,469	44,699
Accrued interest	26,940	32,910
Other accrued expenses	38,099	49,219

	$388,517	$410,637

The net decrease in accrued salaries and bonuses of $35.1 million, from December 31, 2019 to September 30, 2020, is primarily due to the payment of performance-based incentive compensation, principally to the Company’s affiliated physicians, partially offset by performance-based incentive compensation accrued during the nine months ended September 30, 2020. A majority of the Company’s payments for performance-based incentive compensation is paid annually during the first quarter.

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
The calculation of shares used in the basic and diluted net income per common share calculation for the three and nine months ended September 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average number of common shares outstanding	83,862	82,441	83,260	83,846
Weighted average number of dilutive common share equivalents	—	442	—	456

Weighted average number of common and common equivalent shares outstanding (a)	83,862	82,883	83,260	84,302

Antidilutive securities not included in the diluted net income per common share calculation	829	962	1,004	796

(a)	Due to a loss from continuing operations for the three months and nine months ended September 30, 2020, no incremental shares are included because the effect wou l d be antidilutive.

9.	Stock Incentive Plans and Stock Purchase Plans:
The Company’s Amended and Restated 2008 Incentive Compensation Plan (the “A&R 2008 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property.
Under the A&R 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards generally vest upon the satisfaction of specified performance-based conditions and service-based conditions. The Company recognizes compensation expense related to its restricted stock, deferred stock awards and stock options ratably over the corresponding vesting periods. During the nine months ended September 30, 2020, the Company granted 1.4 million shares of restricted stock and 1.0 million shares
of stock underlying
non-qualified
stock options to its employees and
non-employee
directors under the A&R 2008 Incentive Plan. At September 30, 2020, the Company had 5.0 million shares available for future grants and awards under the A&R 2008 Incentive Plan.
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

Each of the ESPP and the SPP provide for the issuance of an aggregate of 2.6 million shares of the Company’s common stock less the number of shares of common stock purchased under the other plan. The Company recognizes stock-based compensation expense for the discount received by participating employees and non-employee
service providers. During the nine months ended September 30, 2020, approximately 0.4 million shares in the aggregate were issued under the ESPP and SPP. At September 30, 2020, the Company had approximately 0.6 million shares in the aggregate reserved for issuance under the ESPP and SPP.
During the three and nine months ended September 30, 2020 and 2019, the Company recognized stock-based compensation expense of $4.5 million and $18.2 million, and $7.6 million and $27.6 million, respectively.

10.	Common Stock Repurchase Programs:
In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Company’s equity compensation programs. The share repurchase program allows the Company to make open market purchases from time-to-time
based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. No shares were purchased under this program during the nine months ended September 30, 2020.
In August 2018, the Company announced that its Board of Directors had authorized the repurchase of up to $500.0 million of the Company’s common stock in addition to its existing share repurchase program, of which $107.2 million remained available for repurchase as of December 31, 2019. Under this share repurchase program, during the nine months ended September 30, 2020, the Company withheld approximately 0.5 million shares of its common stock to satisfy minimum statutory withholding obligations of $8.5 million in connection with the vesting of restricted stock and deferred stock.
The Company intends to utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

11.	Commitments and Contingencies:
The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its securities. The Company has not included an accrual for these matters as of September 30, 2020 in its Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.
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
Overview
MEDNAX is a leading provider of physician services including newborn, maternal-fetal, pediatric cardiology and other pediatric subspecialty care. Our affiliated physicians provide neonatal clinical care, primarily within hospital-based neonatal intensive care units, to babies born prematurely or with medical complications and maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network also includes other pediatric subspecialists, including those who provide pediatric intensive care, pediatric cardiology care, hospital-based pediatric care, pediatric surgical care, pediatric ear, nose and throat, pediatric ophthalmology and pediatric urology services. In addition to our national physician network, we provide services nationwide to healthcare facilities and physicians, including ours, through a consulting services company. MEDNAX divested its anesthesiology services medical group on May 6, 2020 and on September 9, 2020 entered into an agreement to divest of its radiology services medical group, which provides radiology services including diagnostic imaging and interventional radiology, as well as teleradiology services through a network of affiliated radiologists.
Coronavirus Pandemic
(COVID-19)
COVID-19
and related “stay at home” and social distancing measures implemented across the country have significantly impacted demand for medical services provided by our affiliated clinicians.     Beginning in
mid-March
2020, we experienced a significant decline in the number of elective surgeries at the facilities where our affiliated clinicians provided anesthesia services. Much of this decline was due to the closure of operating suites or facilities following federal advisories to cancel non-urgent
procedures and the prohibition of such procedures by several states. Within our radiology service line, orders for radiological studies declined by a meaningful amount from historically normal levels, with much of this reduction focused in non-urgent
studies. Our affiliated office-based practices, which specialize in maternal-fetal medicine, pediatric cardiology, and numerous pediatric subspecialties, experienced a significant elevation of appointment cancellations compared to historical normal levels. At this time, we have not experienced, nor do we currently anticipate, any significant impact to neonatal intensive care unit (NICU) patient volumes as a result of
COVID-19.
Overall, our operating results since
mid-March
2020 have been significantly impacted by the
COVID-19
pandemic, but volumes did begin to normalize in May 2020 and substantially recovered during the month of June 2020. We divested our anesthesiology services medical group in May 2020, where operating results were significantly impacted by
COVID-19.
We have also entered into an agreement to divest our radiology services medical group, where operating results were meaningfully impacted by
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
We currently expect that
COVID-19
will continue to materially impact our financial results, but due to the rapidly evolving environment and continued uncertainties surrounding the timeline of and impacts from
COVID-19,
we are unable to predict the ultimate impact on our business, financial condition, results of operations, cash flows and the trading price of our securities at this time.
CARES Act
On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing up to $100 billion in aid to the healthcare industry to reimburse healthcare providers for lost revenue and expenses attributable to
COVID-19.
The remaining $70 billion in aid is intended to focus on providers in areas particularly impacted by
COVID-19,
rural providers, providers of services with lower shares of Medicare reimbursement or who predominantly serve the Medicaid population, and providers requesting reimbursement for the treatment of uninsured Americans. It is unknown what, if any, portion of the remaining healthcare industry funding on the CARES Act our affiliated physician practices will qualify for and receive.     The Department of Health and Human Services (“HHS”) is administering this program, and our affiliated physician practices within continuing operations have received an aggregate of approximately $20.0 million in relief payments during the nine months ended September 30, 2020. We have applications pending for certain affiliated physician practices for incremental relief beyond what has been received.
In addition, the CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. We intend to utilize this deferral option throughout 2020.
Divestiture of the Anesthesiology Services Medical Group
On May 6, 2020, we entered into a securities purchase agreement with an affiliate of North American Partners in Anesthesia (“NAPA”) to divest our anesthesiology services medical group, and the transaction closed on May 6, 2020. Pursuant to the terms and conditions of the agreement, at the closing of the transaction, we received a cash payment of $50.0 million, subject to certain customary adjustments, as well as a contingent economic interest in NAPA with a value ranging from $0 to $250 million based upon the multiple of invested capital returned to NAPA’s owners upon exit of the investment. The operating results of the anesthesiology services medical group were reported as discontinued operations in our consolidated statements of income for the three and nine months ended September 30, 2020 and 2019, and the net assets sold were presented as assets and liabilities held for sale in our consolidated balance sheet at December 31, 2019.
Divestiture of the Radiology Services Medical Group
On September 9, 2020, we entered into a securities purchase agreement to divest our radiology services medical group for $885.0 million cash, subject to certain customary adjustments, as the next step in refocusing our business as a dedicated pediatrics and obstetrics organization. The operating results of the radiology services medical group were reported as discontinued operations in our consolidated statements of income for the three and nine months ended September 30, 2020 and 2019, and the net assets to be sold were presented as assets and liabilities held for sale in our consolidated balance sheets at September 30, 2020 and December 31, 2019.
Reclassifications
Reclassifications have been made to certain prior period financial statements and footnote disclosures to conform to the current period presentation, specifically to reflect the impact of the anesthesiology services medical group and radiology services medical group being classified as assets held for sale and discontinued operations.

General Economic Conditions and Other Factors
Our operations and performance depend significantly on economic conditions. During the three months ended September 30, 2020, the percentage of our patient service revenue being reimbursed under government-sponsored healthcare programs (“GHC Programs”) increased as compared to the three months ended September 30, 2019. Economic conditions in the United States (“U.S.”) have deteriorated, primarily as a result of
COVID-19,
and patient volumes have declined. We could experience additional shifts toward GHC Programs if changes occur in population demographics within geographic locations in which we provide services, including an increase in unemployment and underemployment as well as losses of commercial health insurance. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, due to the rising costs of managed care premiums and patient responsibility amounts, we may experience lower net revenue resulting from increased bad debt due to patients’ inability to pay for certain services.
Transformation and Restructuring Initiatives
We have developed a number of strategic initiatives across our organization, in both our shared services functions and our operational infrastructure, with a goal of generating improvements in our general and administrative expenses and our operational infrastructure. We have broadly classified these workstreams in four broad categories including practice operations, revenue cycle management, information technology and human resources. We have included the expenses, which in certain cases represent estimates, related to such activity on a separate line item in our consolidated statements. In our shared services departments, we were focused on improving processes, using our resources more efficiently and utilizing our scale more effectively to improve cost and service performance across our operations. Within our operational infrastructure, we developed specific operational plans within each of our service lines and affiliated physician practices, with specific milestones and regular reporting, with the goal of generating long-term operational improvements and fostering even greater collaboration across our national medical group. We intended to make a series of information-technology and other investments to improve processes and performance across our enterprise, using both internal and external resources. A significant amount of transformational and restructuring activities were related to our anesthesiology services medical group, which was divested in May 2020. We believed these strategic initiatives, together with our continued plans to invest in focused, targeted and strategic organic and acquisitive growth, positioned us well to deliver a differentiated value proposition to our stakeholders while continuing to provide the highest quality care for our patients.
We originally expected these activities to continue through at least 2020. However, as discussed above, beginning in April 2020, we reduced the scope of our transformation and restructuring related initiatives unless they are initiatives that provide essential support for our response to
COVID-19.
Various expenses related to our executive management and board restructuring in July 2020 were recorded as transformation and restructuring related expenses during the third quarter of 2020.
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
At the end of 2017, Congress repealed the part of the ACA that required most individuals to purchase and maintain health insurance or face a tax penalty, known as the individual mandate. In light of these changes, in December 2018, a federal district court in Texas declared that key portions of the ACA were inconsistent with the U.S. Constitution and that the entire ACA is invalid as a result. Several states appealed this decision, and in December 2019, a federal court of appeals upheld the district court’s conclusion that part of the ACA is unconstitutional but remanded for further evaluation whether in light of this defect the entire ACA must be invalidated. In November 2020, the Supreme Court of the United States is expected to hear this matter and could invalidate portions of, or all of, the ACA. Changes resulting from these proceedings could have a material impact on our business. In the meantime, it also is possible that as a result of these actions, enrollment in healthcare exchanges could decline.
In November 2020, there will be federal and state elections that could affect which persons and parties occupy the Office of the President of the United States, control one or both chambers of Congress and many states’ governors and legislatures. The candidates running for President of the United States may propose changes to the U.S. healthcare system, including expanding government-funded healthcare insurance options, “Medicare for All” or eliminating the ACA in favor of an alternative plan. Any legislative or administrative change to the current healthcare financing system could have a material adverse effect on our financial condition, results of operations, cash flows and the trading price of our securities.
If the ACA is repealed or further substantially modified by judicial, legislative or administrative action, or if implementation of certain aspects of the ACA are diluted, delayed or replaced with a “Medicare for All,” public option or single payor system, such repeal, modification or delay may impact our business, financial condition, results of operations, cash flows and the trading price of our securities. We are unable to predict the impact of any repeal, modification or delay in the implementation of the ACA, including the repeal of the individual mandate or implementation of a single payor system, on us at this time.

In addition to the potential impacts to the ACA, there could be changes to other GHC Programs, such as a change to the structure of Medicaid. In the past, Congress and the Administration have sought to convert Medicaid into a block grant or to institute “per capita spending caps”, among other things. These changes, if implemented, could eliminate the guarantee that everyone who is eligible and applies for benefits would receive them and could potentially give states new authority to restrict eligibility, cut benefits and make it more difficult for people to enroll. Additionally, several states are considering and pursuing changes to their Medicaid programs, such as requiring recipients to engage in employment or education activities as a condition of eligibility for most adults, disenrolling recipients for failure to pay a premium, or adjusting premium amounts based on income.
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
The Medicare Access and CHIP Reauthorization Act
The Medicare Access and CHIP Reauthorization Act (“MACRA”) requires Medicare providers to choose to participate in one of two payment formulas, Merit-Based Incentive Payment System (“MIPS”) or Alternative Payment Models (“APMs”). Beginning in 2020, MIPS allows eligible physicians to receive incentive payments based on the achievement of certain quality and cost metrics, among other measures, and be reduced for those who are underperforming against those same metrics and measures. As an alternative, physicians can choose to participate in an advanced APM, and physicians who are meaningful participants in APMs will receive bonus payments from Medicare pursuant to the law. MACRA also remains subject to review and potential modification by Congress, as well as shifting regulatory requirements established by CMS. We currently anticipate that our affiliated physicians who are eligible to participate in the MIPS program will continue to be eligible to receive MIPS bonus payments, although the amounts of such bonus payments are not expected to be material. We will continue to operationalize the provisions of MACRA and assess any further changes to the law or additional regulations enacted pursuant to the law.
We cannot predict the ultimate effect that these changes will have on us, nor can we provide any assurance that its provisions will not have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.
Medicaid Expansion
The ACA also allows states to expand their Medicaid programs through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historic eligibility levels to 133% of the federal poverty level. To date, 38 states and the District of Columbia have expanded Medicaid eligibility to cover this additional low-income
patient population, and other states are considering expansion. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household income is at or below 133% of the federal poverty level.
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

Non-GAAP
Measures
In our analysis of our results of operations, we use certain non-GAAP
financial measures. We have incurred and anticipate we will continue to incur certain expenses related to transformational and restructuring related expenses that are expected to be project-based and periodic in nature. Accordingly, beginning with the first quarter of 2019, we began reporting Adjusted earnings before interest, taxes and depreciation and amortization (“EBITDA”) from continuing operations, defined as income (loss) from continuing operations before interest, taxes, depreciation and amortization, and transformational and restructuring related expenses. Adjusted earnings per share (“Adjusted EPS”) from continuing operations has also been further adjusted for these items and beginning with the first quarter of 2019 consists of diluted income (loss) from continuing operations per common and common equivalent share adjusted for amortization expense, stock-based compensation expense and transformational and restructuring related expenses. Adjusted EPS from continuing operations has been further adjusted to reflect the impacts from discrete tax events.
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
For a reconciliation of each of Adjusted EBITDA from continuing operations and Adjusted EPS from continuing operations to the most directly comparable GAAP measures for the three and nine months ended September 30, 2020 and 2019, refer to the tables below (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Loss) income from continuing operations	$(2,652)	$12,887	$(14,067)	$32,281
Interest expense	27,250	29,909	83,180	91,271
Income tax provision	6,677	7,360	10,859	12,590
Depreciation and amortization	7,195	6,408	20,749	18,830
Transformational and restructuring related expenses	34,291	12,766	60,846	32,025

Adjusted EBITDA from continuing operations	$72,761	$69,330	$161,567	$186,997

	Three Months Ended September 30,
	2020		2019
Weighted average diluted shares outstanding	83,862		82,883
(Loss) income from continuing operations and diluted (loss) income from continuing operations per share	$(2,652)	$(0.03)	$12,887	$0.16
Adjustments (1) :
Amortization (net of tax of $601 and $444)	1,802	0.02	1,333	0.02
Stock-based compensation (net of tax of $1,132 and $1,902)	3,398	0.04	5,706	0.07
Transformational and restructuring related expenses (net of tax of $8,573 and $3,191)	25,718	0.31	9,575	0.12
Net impact from discrete tax events	2,905	0.03	1,784	0.01

Adjusted income and diluted EPS from continuing operations	$31,171	$0.37	$31,285	$0.38

(1)	Our blended statutory tax rate of 25% was used to calculate the tax effects of the adjustments for the three months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
	2020		2019
Weighted average diluted shares outstanding	83,260		84,302
(Loss) income from continuing operations and diluted (loss) income from continuing operations per share	$(14,067)	$(0.17)	$32,281	$0.38
Adjustments (1) :
Amortization (net of tax of $1,632 and $1,289)	4,896	0.06	3,867	0.05
Stock-based compensation (net of tax of $4,550 and $6,893)	13,652	0.16	20,672	0.25
Transformational and restructuring related expenses (net of tax of $15,211 and $8,006)	45,635	0.55	24,019	0.28
Net impact from discrete tax events	7,849	0.10	(5)	—

Adjusted income and diluted EPS from continuing operations	$57,965	$0.70	$80,834	$0.96

(2)	Our blended statutory tax rate of 25% was used to calculate the tax effects of the adjustments for the nine months ended September 30, 2020 and 2019.

Results of Operations
Three Months Ended September 30, 2020 as Compared to Three Months Ended September 30, 2019
Our net revenue attributable to continuing operations was $460.6 million for the three months ended September 30, 2020, as compared to $454.9 million for the same period in 2019. The increase in revenue of $5.7 million, or 1.3%, was primarily attributable to an increase in revenue from acquisitions, partially offset by a decline in same-unit revenue. Same units are those units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue declined by $1.7 million, or 0.4%. The decline in same-unit net revenue was comprised of a decrease of $19.2 million, or 4.3%, related to patient service volumes, partially offset by a net increase of $17.5 million, or 3.9%, from net reimbursement-related factors. The decrease in revenue from patient service volumes was related to a decline across all our services, primarily as a result of the continued impacts from
COVID-19.
The net increase in revenue related to net reimbursement-related factors was primarily due to approximately $14.2 million in CARES Act relief and modest improvements in managed care contracting, partially offset by a decrease in revenue caused by an increase in the percentage of our patients enrolled in GHC programs.
Practice salaries and benefits attributable to continuing operations increased $8.6 million, or 2.9%, to $309.9 million for the three months ended September 30, 2020, as compared to $301.3 million for the same period in 2019. Of the $8.6 million increase, $5.6 million was related to benefits and incentive compensation, primarily bonus expense, and $3.0 million was related to salaries. We anticipate that we will experience a higher rate of growth in clinician compensation expense at our existing units over historic averages, which could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our securities.
Practice supplies and other operating expenses attributable to continuing operations decreased $0.2 million, or 0.6%, to $22.4 million for the three months ended September 30, 2020, as compared to $22.6 million for the same period in 2019. The decrease was primarily attributable to decreases in other practice operating expenses as compared to the prior year, primarily related to decreased activity across many expense categories such as travel, office expenses and professional services resulting from the continued impacts of
COVID-19.
General and administrative expenses attributable to continuing operations primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically identifiable to the day-to-day
operations of our physician practices and services. General and administrative expenses were $66.3 million for the three months ended September 30, 2020, as compared to $63.3 million for the same period in 2019. The increase of $3.0 million is primarily related to legal and professional services fees, partially offset by decreases in compensation from net staffing reductions as well as decreases in general travel expenses. General and administrative expenses as a percentage of net revenue was 14.4% for the three months ended September 30, 2020, as compared to 13.9% for the same period in 2019. Certain general and administrative expenses related to corporate overhead represent various support services provided across the company, including approximately $10 million in costs related to support for the recently divested anesthesiology services medical group through a transition services agreement. Because a portion of such expenses were previously allocated to but not specifically identifiable to, the anesthesiology services medical group, they are required to be presented as continuing operations. Therefore, general and administrative expenses do not reflect potential general and administrative cost savings that may be achieved in future periods.
Transformational and restructuring related expenses attributable to continuing operations were $34.3 million for the three months ended September 30, 2020, as compared to $12.8 million for the same period in 2019. Approximately $26.7 million of the expenses incurred during the three months ended September 30, 2020 were for compensation-related expenses resulting from the restructuring changes in executive management and the board of directors, with the remainder primarily for external consulting costs for various process improvement and restructuring initiatives, position eliminations and contract termination and other fees. Beginning in April 2020, we reduced the scope of our transformation and restructuring related initiatives unless they were initiatives critical to our business operations or those that provide essential support for our response to
COVID-19.
Various activities related to executive management and board of directors restructuring were recorded as transformational and restructuring related expenses during the three months ended September 30, 2020.
Depreciation and amortization expense attributable to continuing operations was $7.2 million for the three months ended September 30, 2020, as compared to $6.4 million for the same period in 2019.
Income from operations attributable to continuing operations decreased $28.1 million, or 57.9%, to $20.5 million for the three months ended September 30, 2020, as compared to $48.6 million for the same period in 2019. Our operating margin was 4.4% for the three months ended September 30, 2020, as compared to 10.7% for the same period in 2019. The decrease in our operating margin was primarily due to the decrease in revenue related to
COVID-19
and an increase in transformation and restructuring related expenses. Excluding transformation and restructuring related expenses, our income from operations attributable to continuing operations for the three months ended September 30, 2020 and 2019 was $54.8 million and $61.3 million, respectively, and our operating margin was 11.9% and 13.5%, respectively. We believe excluding the impacts from the transformational and restructuring related activity provides a more comparable view of our operating income and operating margin from continuing operations; however, this comparison is affected by the impacts from
COVID-19
during 2020.
Total
non-operating
expenses attributable to continuing operations were $16.4 million for the three months ended September 30, 2020, as compared to $28.3 million for the same period in 2019. The decrease in non-operating
expenses was primarily related to an increase in other income related to the transition services being provided to the buyer of our former anesthesiology services medical group and a decrease in interest expense, primarily due to lower average borrowings under our credit agreement (the “Credit Agreement”).

Our effective income tax rate attributable to continuing operations is not meaningful as calculated for the three months ended September 30, 2020 due to the decreased level of pre-tax
income generated. Income taxes for the three months ended September 30, 2020 were calculated by applying the actual year-to-date
effective rate to our
pre-tax
income. Our effective income tax attributable to continuing operations was 36.4% for the three months ended September 30, 2019. After excluding discrete tax impacts, during the three months ended September 30, 2019, our effective income tax rate was 27.5%. We believe excluding discrete tax impacts on our effective income tax rate provides a more comparable view of our effective income tax rate.
Loss from continuing operations was $2.7 million for the three months ended September 30, 2020, as compared to income from continuing operations of $12.9 million for the same period in 2019. Adjusted EBITDA from continuing operations was $72.8 million for the three months ended September 30, 2020, as compared to $69.3 million for the same period in 2019.
Diluted loss from continuing operations per common and common equivalent share was $0.03 on weighted average shares outstanding of 83.9 million for the three months ended September 30, 2020, as compared to diluted income from continuing operations per common and common equivalent share of $0.16 on weighted average shares outstanding of 82.9 million for the same period in 2019. Adjusted EPS from continuing operations was $0.37 for the three months ended September 30, 2020, as compared to $0.38 for the same period in 2019.
Loss from discontinued operations, net of tax, was $38.4 million for the three months ended September 30, 2020, as compared to a loss from discontinued operations of $1.27 billion for the same period in 2019. Diluted loss from discontinued operations per common and common equivalent share was $0.46 for the three months ended September 30, 2020, as compared to $15.31 for the same period in 2019.
Net loss was $41.0 million for the three months ended September 30, 2020, as compared to $1.26 billion for the same period in 2019. Diluted net loss per common and common equivalent share was $0.49 for the three months ended September 30, 2020, as compared to $15.15 for the same period in 2019.
Nine Months Ended September 30, 2020 as Compared to Nine Months Ended September 30, 2019
Our net revenue attributable to continuing operations was $1.32 billion for the nine months ended September 30, 2020 and 2019. The slight decrease in revenue of $3.8 million, or 0.3%, was primarily attributable to the unfavorable impacts from
COVID-19
on same-unit revenue, driven by declines in volume, partially offset by an increase in revenue from acquisitions. Same units are those units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue declined by $25.3 million, or 1.9%. The decline in same-unit net revenue was comprised of a decrease of $60.3 million, or 4.6%, related to patient service volumes, partially offset by a net increase of $35.0 million, or 2.7%, from net reimbursement-related factors. The decrease in revenue from patient service volumes was primarily related to a decline across all our services, primarily as a result of
COVID-19.
The net increase in revenue related to net reimbursement-related factors was primarily due to approximately $20.0 million in CARES Act relief, modest improvements in managed care contracting and an increase in administrative fees received from our hospital partners.
Practice salaries and benefits attributable to continuing operations increased $28.5 million, or 3.2%, to $909.2 million for the nine months ended September 30, 2020, as compared to $880.7 million for the same period in 2019. The increase of $28.5 million was comprised of $22.7 million in benefits and incentive compensation, primarily bonus expense and malpractice expense, and $5.8 million from salaries. We anticipate that we will experience a higher rate of growth in clinician compensation expense at our existing units over historic averages, which could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our securities.
Practice supplies and other operating expenses attributable to continuing operations decreased $6.2 million, or 8.6%, to $66.5 million for the nine months ended September 30, 2020, as compared to $72.7 million for the same period in 2019. The decrease was primarily attributable to decreases in other practice operating expenses as compared to the prior year, primarily related to decreased activity across many expense categories such as travel, office expenses and professional services resulting from impacts of
COVID-19,
primarily during the second quarter of 2020.
General and administrative expenses attributable to continuing operations primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically identifiable to the day-to-day
operations of our physician practices and services. General and administrative expenses were $194.3 million for the nine months ended September 30, 2020, as compared to $185.3 million for the same period in 2019. The increase of $9.0 million is primarily related to legal and professional services fees, partially offset by decreases in compensation from net staffing reductions as well as decreases in general travel expenses. General and administrative expenses as a percentage of net revenue was 14.7% for the three months ended September 30, 2020, as compared to 14.0% for the same period in 2019. Certain general and administrative expenses related to corporate overhead represent various support services provided across the company, including approximately $13 million in costs related to support for the recently divested anesthesiology services medical group through a transition services agreement. Because a portion of such expenses were previously allocated to but not specifically identifiable to the anesthesiology services medical group, they are required to be presented as continuing operations. Therefore, general and administrative expenses do not reflect potential general and administrative cost savings that may be achieved in future periods.
Transformational and restructuring related expenses attributable to continuing operations were $60.8 million for the nine months ended September 30, 2020, as compared to $32.0 million for the same period in 2019. Approximately $30.1 million of the expenses incurred during the nine months ended September 30, 2020 were for external consulting costs for various process improvement and restructuring initiatives and approximately $26.7 million were for compensation-related expenses resulting from the restructuring changes in executive management and the board of directors, with the remainder for position eliminations and contract termination and other fees. Beginning in

April 2020, we reduced the scope of our transformation and restructuring related initiatives unless they were initiatives critical to our business operations or those that provide essential support for our response to
COVID-19.
Various activities related to executive management and board of directors restructuring were recorded as transformational and restructuring related expenses during the three months ended September 30, 2020.
Depreciation and amortization expense attributable to continuing operations was $20.7 million for the nine months ended September 30, 2020, as compared to $18.8 million for the same period in 2019.
Income from operations attributable to continuing operations decreased $65.8 million, or 50.0%, to $65.8 million for the nine months ended September 30, 2020, as compared to $131.6 million for the same period in 2019. Our operating margin was 5.0% for the nine months ended September 30, 2020, as compared to 10.0% for the same period in 2019. The decrease in our operating margin was primarily due to an increase in transformation and restructuring related expenses and practice salaries and benefits. Excluding transformation and restructuring expenses, our income from operations attributable to continuing operations for the nine months ended September 30, 2020 and 2019 was $126.7 million and $163.6 million, respectively, and our operating margin was 9.6% and 12.4%, respectively. We believe excluding the impacts from the transformational and restructuring related activity provides a more comparable view of our operating income and operating margin from continuing operations; however, this comparison is affected by the impacts from
COVID-19
during 2020.
Total
non-operating
expenses attributable to continuing operations were $69.0 million for the nine months ended September 30, 2020, as compared to $86.7 million for the same period in 2019. The decrease in non-operating
expenses was primarily related to an increase in other income related to the transition services being provided to the buyer of our former anesthesiology services medical group and a decrease in interest expense, primarily due to lower average borrowings under our Credit Agreement, partially offset by a decrease in equity earnings resulting from the impacts to the underlying joint venture from
COVID-19
and the settlement of a litigation matter.
Our effective income tax rate attributable to continuing operations is not meaningful as calculated for the nine months ended September 30, 2020 due to the pre-tax
loss generated, primarily due to the impacts from
COVID-19.
Income taxes for the nine months ended September 30, 2020 were calculated by applying the actual year-to-date
effective rate to our
pre-tax
loss. Our effective income tax attributable to continuing operations was 28.1% for the nine months ended September 30, 2019. The net discrete tax impacts during the nine months ended September 30, 2019 were not material.
Loss from continuing operations was $14.1 million for the nine months ended September 30, 2020, as compared to income from continuing operations of $32.3 million for the same period in 2019. Adjusted EBITDA from continuing operations was $161.6 million for the nine months ended September 30, 2020, as compared to $187.0 million for the same period in 2019.
Diluted loss from continuing operations per common and common equivalent share was $0.17 on weighted average shares outstanding of 83.3 million for the nine months ended September 30, 2020, as compared to diluted income per common and common equivalent share of $0.38 on weighted average shares outstanding of 84.3 million for the same period in 2019. Adjusted EPS from continuing operations was $0.70 for the nine months ended September 30, 2020, as compared to $0.96 for the same period in 2019. The decrease of 1.0 million in our weighted average shares outstanding is primarily due to the exclusion of common stock equivalents from the weighted average shares calculation for the nine months ended September 30, 2020 as the effect would have been antidilutive.
Loss from discontinued operations, net of tax, was $718.1 million for the nine months ended September 30, 2020, as compared to loss from discontinued operations of $1.54 billion for the same period in 2019. Diluted loss from discontinued operations per common and common equivalent share was $8.62 for the nine months ended September 30, 2020, as compared to a diluted loss from discontinued operations per common and common equivalent share of $18.26 for the same period in 2019.
Net loss was $732.2 million for the nine months ended September 30, 2020, as compared to a net loss of $1.51 billion for the same period in 2019. Diluted net loss per common and common equivalent share was $8.79 for the nine months ended September 30, 2020, as compared to $17.88 for the same period in 2019.
Liquidity and Capital Resources
As of September 30, 2020, we had $294.5 million of cash and cash equivalents attributable to our continuing operations as compared to $107.9 million at December 31, 2019. Additionally, we had working capital attributable to our continuing operations of $290.0 million at September 30, 2020, an increase of $79.3 million from working capital of $210.7 million at December 31, 2019.
Cash Flows from Continuing Operations
Cash provided by (used in) operating, investing and financing activities from continuing operations is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Operating activities	$71,645	$36,237
Investing activities	(28,179)	(33,729)
Financing activities	(3,496)	(174,662)

Operating Activities from Continuing Operations
During the nine months ended September 30, 2020, our net cash provided by operating activities for continuing operations was $71.6 million, compared to $36.2 million for the same period in 2019. The net increase in cash provided of $35.4 million was primarily due to an increase in cash flow from deferred income taxes and accounts receivable, partially offset by a decrease in cash from lower earnings and changes in accounts payable and accrued expenses.
During the nine months ended September 30, 2020, cash flow from accounts receivable for continuing operations was $30.0 million, as compared to $7.5 million for the same period in 2019. The increase in cash flow from accounts receivable for the nine months ended September 30, 2020 was primarily due to decreases in ending accounts receivable balances at existing units and improvements in the timing of cash collections.
Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO for continuing operations was 48.2 days at September 30, 2020 as compared to 51.0 days at December 31, 2019.
Investing Activities from Continuing Operations
During the nine months ended September 30, 2020, our net cash used in investing activities for continuing operations of $28.2 million consisted primarily of capital expenditures of $21.8 million and net purchases of investments of $5.2 million.
Financing Activities from Continuing Operations
During the nine months ended September 30, 2020, our net cash used in financing activities for continuing operations of $3.5 million consisted of the repurchase of $8.5 million of our common stock, partially offset by proceeds from the issuance of common stock of $5.7 million.
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
At September 30, 2020, we had no outstanding principal balance on our Credit Agreement. We had outstanding letters of credit of $0.2 million which reduced the amount available on our Credit Agreement to $899.8 million at September 30, 2020, after giving effect to the temporary reduction of the capacity of our Credit Agreement described above through September 30, 2021.
At September 30, 2020, we had an outstanding principal balance of $750.0 million on our 5.25% senior unsecured notes due 2023 (the “2023 Notes”) and an outstanding principal balance of $1.0 billion on our 6.25% senior unsecured notes due 2027 (the “2027 Notes”). Our obligations under the 2023 Notes and the 2027 Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee our Credit Agreement. Interest on the 2023 Notes accrues at the rate of 5.25% per annum, or $39.4 million, and is payable semi-annually in arrears on June 1 and December 1. Interest on the 2027 Notes accrues at the rate of 6.25% per annum, or $62.5 million, and is payable semi-annually in arrears on January 15 and July 15.

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
At September 30, 2020, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under the Credit Agreement and the 2023 Notes and the 2027 Notes. We believe we will be in compliance with these covenants throughout 2020.
We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks for continuing operations at September 30, 2020 was $297.8 million, of which $55.5 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheets. In addition, there is a corresponding insurance receivable of $23.6 million recorded as a component of other assets for certain professional liability claims that are covered by insurance policies.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We intend to manage interest rate risk through the use of a combination of fixed rate and variable rate debt. We borrow under our Credit Agreement at various interest rate options based on the Alternate Base Rate or LIBOR rate depending on certain financial ratios. At September 30, 2020, we had no outstanding principal balance on our Credit Agreement.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.
Changes in Internal Controls Over Financial Reporting
No changes in our internal control over financial reporting occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The plaintiff purported to bring suit derivatively on behalf of our company against certain of our officers and directors for breach of fiduciary duties and unjust enrichment. The derivative complaint repeated many of the allegations in the securities class action described above. We filed a motion to dismiss in December 2019, and on March 16, 2020, an order granting our motion to dismiss without prejudice was issued. On April 6, 2020, the plaintiff filed an amended complaint, and on April 30, 2020, we filed a motion to dismiss the amended complaint. On September 24, 2020, our motion to dismiss was granted, but the plaintiff was granted 20 days to amend their complaint, and on October 14, 2020, the plaintiff filed a second amended complaint. We filed our motion to dismiss the second amended complaint on October 26, 2020.
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
Our financial condition and results of operations for fiscal year 2020 and beyond may be materially adversely affected by the ongoing coronavirus pandemic
(COVID-19).
The outbreak of
COVID-19
has evolved into a global pandemic. The coronavirus has spread to most regions of the world, including virtually all of the United States. The full extent to which
COVID-19
will impact our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning
COVID-19
and the actions to contain it or treat its impact, such as the potential for further shutdown or stay at home orders, and shifts toward GHC Programs if changes occur in population demographics within geographic locations in which we provide services, including an increase in unemployment and underemployment as well as losses of commercial health insurance.
Our anesthesiology services medical group, which we divested on May 6, 2020, experienced a significant decline in the number of elective surgeries at a number of the facilities where its affiliated clinicians provide anesthesia services as a result of
COVID-19.
A significant portion of this decline was due to the closure of operating suites or facilities following federal advisories to cancel non-urgent
procedures and the prohibition of such procedures by several states. Within our radiology services medical group, which in September 2020 we entered into an agreement to divest, orders for radiological studies declined by a meaningful amount from historically normal levels as a result of
COVID-19,
with much of this reduction focused in
non-urgent
studies. Additionally, our office-based practices, which specialize in maternal-fetal medicine, pediatric cardiology, and numerous pediatric subspecialties, saw a significant elevation of appointment cancellations compared to historical normal levels as a result of
COVID-19.
To date, we have not experienced, nor do we currently anticipate, any significant impact to our NICU patient volumes as a result of
COVID-19,
however, there is no assurance that
COVID-19
will not adversely affect our NICU patient volumes or otherwise adversely affect our NICU and related neonatology business. Overall, our operating results since mid-March
2020 have been significantly impacted by the
COVID-19
pandemic, but volumes did begin to normalize in May 2020 and substantially recovered during the months of June 2020 through September 2020.

Across these medical groups, we believe that these patient volume declines primarily reflect a deferral of healthcare services utilization to a later period, rather than a permanent reduction in demand for our services. Given the general necessity of the services our affiliated clinicians provide, we anticipate that this deferral of services may create a backlog of demand in the future, in addition to the resumption of historically normal activity, however, there is no assurance that either will occur. We may also require an increased level of working capital if we experience extended billing and collection cycles as a result of displaced employees, payors, revenue cycle management contractors, or otherwise. The foregoing and other continued disruptions to our business as a result of
COVID-19
could result in a material adverse effect on our business, results of operations, financial condition, prospects and the trading prices of our securities in the near-term and beyond 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2020, we repurchased 310,589 shares of our common stock that were withheld to satisfy minimum statutory withholding obligations in connection with the vesting of restricted stock and deferred stock.

Period	Total Number of Shares Repurchased (a)		Average Price Paid per Share	Total Number of Shares Purchased as part of the Repurchase Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Programs (a)
July 1 – July 31, 2020	290,716	(b)	$17.65	—	(a	)
August 1 – August 31, 2020	—		—	—	(a	)
September 1 – September 30, 2020	19,873	(b)	16.14	—	(a	)

Total	310,589		$17.55	—	(a	)

(a)
We have two active repurchase programs. Our July 2013 program allows us to repurchase shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs. Our August 2018 repurchase program allows us to repurchase up to an additional $500.0 million of shares of our common stock, of which we repurchased $401.3 million as of September 30, 2020.

(b)	Represents shares withheld to satisfy minimum statutory withholding obligations of an aggregate of $5.5 million in connection with the vesting of restricted stock.
The amount and timing of any future repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

Item 6. Exhibits

Exhibit No.	Description

2.1	Securities Purchase Agreement, dated as of September 9, 2020, by and between MEDNAX Services, Inc. and Radiology Partners, Inc. (incorporated by reference to Exhibit 2.1 to MEDNAX’s Current Report on Form 8-K filed on September 15, 2020).

10.1	Agreement, dated as of July 12, 2020, by and among MEDNAX, Inc., Starboard Value LP and certain of its affiliates (incorporated by reference to Exhibit 10.1 to MEDNAX’s Current Report on Form 8-K filed on July 13, 2020).

10.2	Separation Agreement, dated July 12, 2020, by and between MEDNAX Services, Inc. and Roger J. Medel, M.D. (incorporated by reference to Exhibit 10.2 to MEDNAX’s Current Report on Form 8-K filed on July 13, 2020).

10.3	Employment Agreement, dated July 12, 2020, by and between MEDNAX Services, Inc. and Mark S. Ordan (incorporated by Reference to Exhibit 10.1 to MEDNAX’s Quarterly Report on Form 10-Q filed on July 30, 2020).

10.4+	Employment Agreement, effective September 8, 2020, by and between MEDNAX Services, Inc. and C. Marc Richards.

10.5+	Amended and Restated Employment Agreement, effective September 27, 2020, by and between MEDNAX Services, Inc. and Dominic J. Andreano.

31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1+	Interactive Data File

101.INS+	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	XBRL Schema Document.

101.CAL+	XBRL Calculation Linkbase Document.

101.DEF+	XBRL Definition Linkbase Document.

101.LAB+	XBRL Label Linkbase Document.

101.PRE+	XBRL Presentation Linkbase Document.

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Filed herewith.
*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDNAX, INC.

Date: November 6, 2020	By:	/s/ Mark S. Ordan
Mark S. Ordan
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2020	By:	/s/ C. Marc Richards
C. Marc Richards
Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2020	By:	/s/ John C. Pepia
John C. Pepia
Chief Accounting Officer
(Principal Accounting Officer)