Form 10-K
period 2020-12-31
MEDNAX, INC.
filed 2021-02-18
CIK 893949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of shares of Common Stock of the registrant held by non-affiliates
of the registrant on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,251,965,108 based on a $17.10 closing price per share as reported on the New York Stock Exchange composite transactions list on such date.
The number of shares of Common Stock of the registrant outstanding on February 12, 2021 was 85,631,836.
DOCUMENTS INCORPORATED BY REFERENCE:
The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, with respect to the 2021 Annual Meeting of Shareholders is incorporated by reference in Part III of this Form
10-K
to the extent stated herein. Except with respect to information specifically incorporated by reference in the Form
10-K,
each document incorporated by reference herein is deemed not to be filed as part hereof.

Mednax, Inc.
ANNUAL REPORT ON FORM
10-K
For the Year Ended December 31, 2020

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
OVERVIEW
Mednax is a leading provider of physician services including newborn, maternal-fetal, pediatric cardiology and other pediatric subspecialty care. Our national network is comprised of affiliated physicians who provide clinical care in 39 states and Puerto Rico. At December 31, 2020, our national network comprised over 2,300 affiliated physicians, including 1,320 physicians who provide neonatal clinical care, primarily within hospital-based neonatal intensive care units (“NICUs”), to babies born prematurely or with medical complications. We have over 425 affiliated physicians who provide maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network also includes other pediatric subspecialists, including over 245 physicians providing pediatric intensive care, 100 physicians providing pediatric cardiology care, 175 physicians providing hospital-based pediatric care, 35 physicians providing pediatric surgical care and urology services, 10 physicians providing pediatric ear, nose and throat services, and five physicians providing pediatric ophthalmology. Mednax divested its anesthesiology services medical group on May 6, 2020 and its radiology services medical group on December 15, 2020.
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
OUR PHYSICIAN SPECIALTIES AND SERVICES
The following discussion describes our physician specialties and the care that we provide:
Neonatal Care
We provide clinical care to babies born prematurely or with complications within specific units at hospitals, primarily NICUs, through our network of affiliated neonatal physician subspecialists (“neonatologists”), neonatal nurse practitioners and other pediatric clinicians who staff and manage clinical activities at over 380 NICUs in 36 states and Puerto Rico. Neonatologists are board-certified, or eligible-to-apply-for-certification,
physicians who have extensive education and training for the care of babies born prematurely or with complications that require complex medical treatment. Neonatal nurse practitioners are registered nurses who have advanced training and education in assessing and treating the healthcare needs of newborns and infants as well as managing the needs of their families.
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
Pediatric Intensive Care
. Pediatric intensivists are hospital-based pediatricians with additional education and training in caring for critically ill or injured children and adolescents. Our affiliated physicians who provide this clinical care staff and manage pediatric intensive care units (“PICUs”) at over 70 hospitals.
Pediatric Hospitalists
. Pediatric hospitalists are hospital-based pediatricians specializing in inpatient care and management of acutely ill children. Our affiliated hospital-based physicians provide this inpatient pediatric and newborn care in PICUs, NICUs and pediatric emergency rooms at approximately 55 hospitals.
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

Pediatric Urology.
Pediatric urologists are specialized pediatric surgeons who diagnose, treat and manage children’s urinary and genital problems. Our affiliated physicians provide consults for all pediatric and fetal genitourinary disorders; bladder, kidney and genitalia reconstructive and corrective surgery; cystoscopy; circumcision; ultrasound; and urinalysis services to children.
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
care.
Newborn Hearing Screening Program
.
Our affiliated physicians also oversee our newborn hearing screening program. Since we launched this program in 1994, we believe that we have become the largest provider of newborn hearing screening services in the United States. In 2020, we screened over 965,000 babies for potential hearing loss at 465 hospitals across the nation. Over 40 states either require newborns to be screened for potential hearing loss before being discharged from the hospital or require that parents be offered the opportunity to submit their newborns to hearing screens. We contract or coordinate with hospitals to provide newborn hearing screening services.
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
Neonatal Medicine
.
Of the just under 4 million births in the United States annually, we estimate that
14%-15%
require NICU admission. Numerous institutions conduct research to identify potential causes of premature birth and medical complications that often require NICU admission. Some common contributing factors include the presence of hypertension or diabetes in the mother, lack of prenatal care, complications during pregnancy, drug and alcohol abuse and smoking or poor nutritional habits during pregnancy. Babies admitted to NICUs typically have an illness or condition that requires the care of a neonatologist. Babies who are born prematurely or have a low birth weight often require neonatal intensive care services because of an increased risk for medical complications. We believe obstetricians generally prefer to perform deliveries at hospitals that provide a full complement of labor and delivery services, including a NICU staffed by board-certified, or eligible-to-apply-for-certification,
neonatologists. Because obstetrics is a significant source of hospital admissions, hospital administrators have responded to these demands by establishing NICUs and contracting with independent neonatology group practices, such as our affiliated professional contractors, to staff and manage these units. As a result, NICUs within the United States tend to be concentrated in hospitals with higher volumes of births. There are approximately 6,000 board-certified neonatologists in the United States.
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
Other Pediatric Subspecialty Medicine
.
Other areas of pediatric subspecialty medicine are closely associated with maternal-fetal-newborn medical care. For example, pediatric intensivists are subspecialists who care for critically ill or injured children and adolescents in PICUs. There are approximately 2,500 board-certified pediatric intensivists in the United States. As another example, pediatric hospitalists are pediatricians who provide care in many hospital areas, including labor and delivery and the newborn nursery. In addition, pediatric surgeons provide specialized care for patients ranging from newborns to adolescents, for all problems or conditions affecting children that require surgical intervention, and often have particular expertise in the areas of neonatal, prenatal, trauma, and pediatric oncology. There are approximately 1,100 board-certified pediatric surgeons in the United States. Pediatric urologists are specialized pediatric surgeons who diagnose, treat and manage children’s urinary and genital problems. There are approximately 400 board-certified pediatric urologists in the United States.
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
OUR BUSINESS STRATEGY
Our business objective is to enhance our position as a leading provider of physician and other complementary healthcare services. The key elements of our strategy to achieve this objective are:

•
Build upon core competencies
.
We have developed significant administrative expertise relating to our practice physician services. We have also facilitated the development of a clinical approach to the practice of medicine among our affiliated physicians through clinical data warehouses that include research, education and quality initiatives intended to advance the practice of medicine and care, improve the quality of care provided to our patients and reduce long-term health system costs. Analysis of the data within our clinical data warehouses across our neonatology and other pediatric subspecialty services allows us to provide feedback to our physicians and hospital partners and to develop and implement best practices, all with the goal of improving outcomes, creating efficiencies and ensuring patient satisfaction. As healthcare organizations are expected to increasingly be held accountable for the quality and cost of the care they provide, we believe that our ability to capture this data within our clinical data warehouses adds value to our patients and our hospital and physician partners.

•
Utilize enhanced technology solutions.
We are introducing several technology-enabled solutions that we believe will improve the efficiency of the work our affiliated physicians do each day. These include a more streamlined charge capture system, a cloud-based image access and storage solution, continued development of our cloud-based neonatology-specific notes system and upgrades to our office-based practices electronic health record system that are designed to be better for our physicians and improve the patient-facing portal for our patients and their families. We plan to continue to find ways to supply real time data to our affiliated physician practices so that they can see, and more importantly manage, patient volumes.

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

Additionally, with the goal of further expanding our organic growth strategy, our national sales team pursues opportunities across our service lines by employing a targeting strategy with a specific focus and prioritization. This sales team works with existing hospital and other healthcare partners and also focuses on building new relationships with hospitals and other service providers to which we do not currently provide services in order to offer clinical and other solutions and respond to requests for proposals. Our growth teams are managed under one collaborative group that addresses acquisition and organic growth opportunities with the shared goal of Mednax being viewed by hospitals and other partners as a multi-specialty health solutions partner across all of its women’s health and pediatrics service lines. The growth team partners with the operational leadership across each of our medical groups to execute our overall growth strategy.

•
Adaptation and Expansion of Telehealth.
Our robust telehealth programs offer the latest in telemedicine, which is the use of telecommunication and information technology in order to provide clinical healthcare at a distance. Even before the
COVID-19
pandemic, we had focused on expanding our services in telemedicine as we have long expected that many pediatric subspecialties, as well as maternal-fetal medicine, will benefit in the future from having a robust platform in telemedicine. Telemedicine services are well documented as high quality, safe and efficient means of expanding physician services into metropolitan and rural communities. We have expanded our services to provide these remote programs to our hospital partners. We believe telehealth reduces overall healthcare spending, improves access to quality care and facilitates collaboration with specialists while improving patient engagement and satisfaction. As a result of these benefits, we believe these programs enhance the standing of our hospital partners while creating another portal of entry of pediatric patients to our inpatient service lines.

•
Acquire physician practice groups.
We continue to seek to expand our operations by acquiring established physician practices in our core physician specialties and pursuing complementary pediatric subspecialty physician groups outside of our core specialties when appropriate. During 2020, we added one pediatric subspecialty practice. We currently expect a modest level of acquisition activity during 2021.

•
Strengthen and broaden relationships with our partners
.
By managing many of the operational challenges associated with physician practices, encouraging clinical research, education, quality, and safety initiatives, and promoting timely intervention by our physicians, we believe that our business model is focused on improving the quality of care delivered to patients, promoting the appropriate length of their hospital stays and optimizing efficient use of health system resources. We believe that referring and collaborating physicians, hospitals, third-party payors and patients all benefit to the extent that we are successful in implementing our business model. In addition, we plan to continue to concentrate efforts in becoming more responsive and proactive in broadening our existing hospital relationships to expand the scope of services that we provide across all specialties. In the fall of 2020, we began focusing our efforts in this area around a market-based approach and in each geographic area where we operate we consider how we can expand our existing hospital and health system relationships and form new ones. We believe this will be critical as hospitals and health systems seek to expand their service offerings and as the broader healthcare market seeks new solutions to operate more efficiently.

We also believe one of the greatest predictors of success in our partnerships at the hospital and health system level is a high degree of strategic alignment between our clinical leaders and our partners. This requires our clinicians to hone a skill set beyond just the practice of medicine. To this end, we are relaunching our Clinical Leadership Development Program where our affiliated clinicians from across the organization will participate in a variety of leadership workshops to provide them with the best tools to foster positive productive relationships with our valued partners.
CLINICAL RESEARCH, EDUCATION, QUALITY AND SAFETY
As part of our patient focus and ongoing commitment to improving patient care through evidenced-based medicine, we engage in clinical research, continuous quality improvement, safety and education initiatives. We discover, understand and teach healthcare practices that enhance the abilities of clinicians to deliver quality care, thereby contributing to better patient outcomes and reduced long-term health care costs. These initiatives benefit our patients, clinicians, referring and collaborating physicians, hospital partners and third-party payors. We believe that these initiatives help us, among other things, to enhance the value of our services, attract new and retain high-quality clinicians, improve clinical operations and enhance practice communication.

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

•
Continuous Quality Improvement (“CQI”)
.
CQI initiatives are important for all our physician specialties. As part of our dedication to improving quality across our affiliated practices, we provide our clinicians with the opportunity to collaborate and share best practices and facilitate access to valuable information, resources and professional development tools. From these collaborations, our affiliated physicians can identify areas for improvement, and then systematically monitor, study, learn, and implement change. There are several complex initiatives that are derived and based on our long-standing CQI efforts, such as our 100,000 Babies and 100,000 Women Campaigns, our value-based care initiatives and several clinical quality collaboratives. Our quality metrics are analyzed to include standard clinical outcome reporting, trend analysis and threshold performance, which are provided to our affiliated physicians. The quality committees and medical directors of the practices manage quality improvement programs and drive best practices that are adapted to the needs of the local care setting.

•
Patient Safety Organization (“PSO”).
We have a federally-listed PSO, the mission of which is to improve the quality and safety of care rendered by our clinical providers through the collection and analysis of quality data. As a federally-listed PSO, our mission to improve the safety of care rendered is supported by the dissemination of best practices information and implementation of patient safety programs. Our Women’s and Children’s National High Reliability Organization program aims to provide “Just Culture” training to our clinicians. The complex curriculum has been customized to meet our affiliated physician practices’ needs and is based on principles outlined by the Agency for Healthcare Research and Quality (“AHRQ”), Institute for Healthcare Improvement, National Patient Safety Foundation and Team STEPPS, the teamwork system developed by the AHRQ and the Department of Defense.

•
Medical Simulation.
Practicing critical decision-making, communication, task and teamwork skills with in situ
 scenarios promotes optimized clinical performance for high-risk, low-volume
critical situations. To meet the needs of our health care providers and hospital partners, Mednax offers a variety of customized simulation programs with the aim of instilling competence and confidence with one goal in mind: improved outcomes. Our Simulation Program has provisional accreditation by the Society for Simulation in Healthcare, a required first step towards attaining full accreditation, and currently offers highly interactive programs for neonatology and hospital-

based medicine practices. Medical simulation is proven as a performance improvement method and enhances communication and improves patient outcomes.

•
Education.
We provide extensive continuing medical education and continuing nursing education to our affiliated clinicians to ensure that they have access to current treatment methodologies, national best practices and evidence-based guidelines. As an Accreditation Council for Continuing Medical Education accredited provider, we offer a variety of live and online educational credit opportunities that can be accessed on demand by our providers and are in synergy with latest research publications and healthcare industry standards. We are expanding our learning materials to new subspecialties. In addition, each year, hundreds of healthcare providers worldwide take advantage of educational programs hosted by Mednax. We believe that the number of clinicians both nationally and internationally who participate in these activities is evidence of the depth and breadth of our clinical expertise and position as an industry leader.

•
Innovation.
We believe collaborative innovation is a pathway towards excellence in research, education, quality and safety. Because of the critical role innovation plays, our team strives to integrate the latest technological advances, artificial or augmented intelligence, genomics and mobile applications into everyday care. Tele- and mobile health, virtual reality, next generation sequencing, point-of-care
diagnostics and advanced data analytics are currently shaping the future of medicine. Our team is actively engaged in integrating the latest innovations that can optimize clinical care delivery and augment our clinical research initiatives with the goal of further optimizing patient outcomes.

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

•
BabySteps
®
.
BabySteps is a clinical electronic documentation system used by our affiliated neonatal physicians and other clinicians to record clinical progress notes and certain laboratory reports and provides a decision tree to assist them in certain situations with the selection of appropriate billing codes. BabySteps is in the process of moving to a cloud-based application known as the Mednax Clinical App (“MCA”). The NICU version will be referred to as “BabySteps 2.0,” but this advance provides an opportunity to expand use of the application to our other hospital-based specialties. MCA/BabySteps 2.0 is currently being piloted in certain locations with a plan to roll it out across additional NICUs in 2021. The plan for broader use across other hospital-based specialties is under development.

•
Clinical Data Warehouse.
BabySteps enables our affiliated practices to capture a consistent set of clinical information about the patients we treat. We de-identify
and transfer data from our electronic health records that reside in BabySteps to our “clinical data warehouse” that since inception has accumulated clinical information on more than 1.6 million patients and over 29 million patient days. With comprehensive reporting tools, our physicians are able to use this information to benchmark outcomes, enhance clinical decision-making and advance best practices at the bedside. Using a variety of clinical performance markers, our de-identified
data warehouse also helps us track medication and procedure interactions, link treatments to outcomes and identify opportunities to enhance patient outcomes. Our clinical data warehouse also helps us to identify which prospective clinical trials are most important and allows us to monitor the impact of our continuous quality improvement initiatives.

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

•
Recruiting and Credentialing
. We have significant experience in locating, qualifying, recruiting and retaining experienced physicians. We maintain an extensive nationwide database of neonatologists, maternal-fetal medicine physicians, and other pediatric subspecialty physicians. Our medical directors and physician leaders play a central role in the recruiting and interviewing process before candidates are introduced to other practice group physicians and hospital administrators. We verify the credentials, licenses and references of all prospective affiliated physician candidates. In addition to our database of physicians, we recruit nationally through trade advertising, referrals from our affiliated physicians and attendance at conferences.

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
Hospitals and Other Customers
Our relationships with our hospital partners and other customers are critical to our operations. Hospitals control access to their units and operating rooms through the awarding of contracts and hospital privileges. We have been retained by approximately 415 hospitals to staff and manage clinical activities within specific hospital-based units and other departments. Our affiliated physicians are important components of obstetric, pediatric and surgical services provided at hospitals. Our hospital-based focus enhances our relationships with hospitals and creates opportunities for our affiliated physicians to provide patient care in other areas of the hospital. For example, our physicians may provide care in emergency rooms, nurseries, intensive care units and other departments where access to specialized obstetric and pediatric care may be critical. Our hospital partners benefit from our expertise in managing critical care units and other settings staffed with physician specialists, including managing variable admission rates, operating costs, complex reimbursement systems and other administrative burdens. We work with our hospital partners to enhance their reputation and market our services to referring physicians within the communities served by those hospitals. In addition, our affiliated physicians work with our hospital partners to develop integrated services programs for solutions within the services we provide. Integrated programs provide our hospital partners and us with incremental growth and result in a broader spectrum of care across our specialties and permit us to extend our patient service lines into our existing markets. Our relationships with our hospital partners are continually evolving with the goal of being viewed by them as a solutions provider across all of our specialties.
Under our contracts with hospitals, we have the responsibility to manage, in many cases exclusively, the provision of physician services for hospital-based units, such as NICUs, and other hospital settings. We typically are responsible for billing patients and third-party payors for services rendered by our affiliated physicians separately from other related charges billed by the hospital or other physicians to the same payors. Some of our hospital contracts require hospitals to pay us administrative fees. Some contracts provide for fees if the hospital does not generate sufficient patient volume in order to guarantee that we receive a specified minimum revenue level. We also receive fees from hospitals for administrative services performed by our affiliated physicians providing medical director services at the hospital. Administrative fees accounted for approximately 12.5% of our net revenue during 2020. Some of our contracts with hospitals require us to indemnify them and their affiliates for losses resulting from the negligence of our affiliated physicians. Our hospital contracts typically have terms of one to three years which can be terminated without cause by either party upon prior written notice, and renew automatically for additional terms of one to three years unless terminated early by any party. While we have in most cases been able to renew these arrangements, hospitals may cancel or not renew our arrangements, or reduce or eliminate our administrative fees in the future.
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
The Affordable Care Act (“ACA”) allows states to expand their Medicaid programs to enroll more individuals through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historical eligibility levels to 133% of the federal poverty level. As of December 31, 2020, 38 states and the District of Columbia have expanded Medicaid eligibility to cover this additional low income patient population (including states that have adopted but not yet implemented expansion and those that are using an alternative approach to eligibility expansion) and other states are considering such expansion. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household income is at or below 133% of the federal poverty level, and some states offer expanded coverage, with state eligibility thresholds that may range from 133% to 400% of the federal poverty level based on a combination of federal mandates and voluntary state expansions. In light of changes to the ACA, some of these states may eliminate, reduce or otherwise modify expanded enrollment eligibility. See Item 1A. Risk Factors — “State budgetary constraints and the uncertainty over the future Medicaid expansion could have an adverse effect on our reimbursement from Medicaid programs” and “Potential healthcare reform efforts may have a significant effect on our business.”
Medicare is a health insurance program primarily for individuals 65 years of age and older, younger individuals with certain disabilities and individuals with end-stage
renal disease. The program is available without regard to income or assets (with means-tested premiums for beneficiaries with relatively high incomes) and offers beneficiaries different ways to obtain their medical benefits. The most common option selected today by Medicare beneficiaries is the traditional fee-for-service
payment system. The other options include managed care, preferred provider organizations, private fee-for-service
and specialty plans. Medicare compensation rates are generally much lower in comparison to private-sector health plans. In 2020, the majority of the over 65 million people on Medicare were covered by traditional fee-for-service
Medicare, but approximately
one-third
were enrolled in Medicare Advantage plans. Enrollment in Medicare Advantage has been increasingly annually over the past decade and is projected to continue such growth. Because we provide services primarily to women and children in our neonatology, maternal-fetal medicine and other pediatric specialties, our reimbursements from Medicare programs are not material.
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
If we do not have a contractual relationship with a health insurance payor, we generally bill the payor our full billed charges. If payment is less than billed charges, we bill the balance to the patient, subject to federal and state laws regulating such billing, which Congress or states may continue to enact. See Item 1A. Risk Factors – “Congress or states have, and may continue to, enact laws restricting the amount out-of-network
providers of services can charge and recover for such services.” In addition, these contracts generally give commercial payors the right to audit our billings and related reimbursements for professional and other services provided by or through our affiliated physicians.
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
COMPETITION
The physician services industry is highly fragmented. Competition in our business is generally based upon a number of factors, including reputation, experience and level of care and our affiliated physicians’ ability to provide cost-effective, quality clinical care. The nature of competition for our hospital-based practices differs significantly from competition for our office-based practices. Our hospital-based practices compete nationally with other health services companies and physician groups for hospital contracts and qualified physicians. In some instances, our hospital-based physicians also compete on a regional or local basis. For example, our neonatologists compete for referrals from local physicians and transports from surrounding hospitals. Our office-based practices, such as maternal-fetal medicine and pediatric cardiology, compete for patients with office-based practices in those subspecialties.
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
GOVERNMENT REGULATION
The healthcare industry is governed by a framework of federal and state laws, rules and regulations that are extensive and complex and for which, in many cases, the industry has the benefit of only limited judicial and regulatory interpretation. The resources and costs required to comply with these laws, rules and regulations are high. If we or one of our affiliated practice groups or service businesses is found to have violated these laws, rules or regulations, our business, financial condition and results of operations could be materially, adversely affected. The ACA made numerous changes that have reshaped the United States healthcare delivery system. Further healthcare reform continues to attract significant legislative and administrative interest, legal challenges, regulatory and compliance requirements, new approaches and public attention that create uncertainty and the potential for additional changes. Healthcare reform implementation, additional legislation or regulations, and other changes in government policy or regulation may affect our reimbursement, restrict our existing operations, limit the expansion of our business or impose additional compliance requirements and costs, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. See Item 1A. Risk Factors — “Potential healthcare reform efforts may have a significant effect on our business.” Additional changes at the state level, including changes in Medicaid Program administration, eligibility and coverage, as well as changes in the regulatory framework governing the provision of telemedicine services, and other legal developments, could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.
Licensing and Certification
Each state imposes licensing requirements on individual physicians and clinical professionals, and on facilities operated or utilized by healthcare companies like us. Many states require regulatory approval, including certificates of need, before establishing certain types of healthcare facilities, offering certain services or expending amounts in excess of statutory thresholds for healthcare equipment, facilities or programs. We and our affiliated physicians are also required to meet applicable Medicare supplier requirements under federal laws, rules and regulations and Medicaid provider requirements under federal and state laws, rules and regulations.

Fee Splitting; Corporate Practice of Medicine
Many states have laws that prohibit business corporations, such as Mednax, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians, or engaging in certain arrangements, such as fee splitting, with physicians. In light of these restrictions, we operate by maintaining long-term management contracts through our subsidiaries with affiliated professional contractors, which employ or contract with physicians to provide professional medical services. Under these arrangements, our manager subsidiaries perform only non-medical
administrative services, do not represent that they offer medical services and do not exercise influence or control over the practice of medicine by the physicians and other licensed health professionals employed by the affiliated professional contractors. In states where fee splitting with a business corporation or manager is prohibited, the fees that are received from the affiliated professional contractors have been established on a basis that we believe complies with applicable laws. Although the relevant laws in these states have been subject to limited judicial and regulatory interpretation, we believe that we are in compliance with applicable state laws in relation to the corporate practice of medicine and fee splitting. However, regulatory authorities or other parties, including our affiliated physicians, may assert that, despite these arrangements, we or our manager subsidiaries are engaged in the corporate practice of medicine or that the contractual arrangements with the affiliated professional contractors constitute unlawful fee splitting, in which case we or our affiliated physicians could be subject to administrative, civil or criminal remedies or penalties, the contracts could be found to be legally invalid and unenforceable, in whole or in part, or we could be required to restructure our contractual arrangements with our affiliated professional contractors.
Fraud and Abuse Provisions
Existing federal laws, as well as similar state laws, governing Medicare, Medicaid, other GHC Programs and other non-governmental
arrangements and interactions, impose a variety of fraud and abuse prohibitions on healthcare companies like us. These laws are interpreted broadly and enforced aggressively by multiple government agencies, including the Office of Inspector General of the Department of Health and Human Services (“OIG”), the Department of Justice (“DOJ”), Centers for Medicare and Medicaid Service (“CMS”), and various state agencies.
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
non-governmental
payors.
Although we intend to conduct our business in compliance with all applicable federal and state fraud and abuse laws, many of the laws, rules and regulations applicable to us, including those relating to billing and those relating to financial relationships with physicians and hospitals, are broadly worded and may be interpreted or applied by prosecutorial, regulatory or judicial authorities in ways that we cannot predict. Accordingly, we cannot assure you that our arrangements or business practices will not be subject to government scrutiny or be alleged or found to violate applicable fraud and abuse laws. If there is a determination by government authorities that we have not complied with any of these laws, rules and regulations, our business, financial condition and results of operations could be materially, adversely affected. See “Government Investigations.” Additionally, federal and state fraud and abuse laws, rules and regulations are not static and amendments, clarifications, revisions, or other modifications to these laws may occur from time to time. For instance, on December 2, 2020, both CMS and the OIG published final rules substantially modifying the anti-kickback statute, Civil Monetary Penalty Law, and the Stark Law regulations to foster arrangements that would promote care coordination, advance the delivery of value-based care, and protect consumers from harms caused by fraud and abuse. Changes reflected in OIG and CMS’s final rules could affect our operations and may cause us to modify certain arrangements, transactions, or other financial relationships.
Government Regulatory Requirements
In order to participate in the Medicare program and in the various state Medicaid programs, we and our affiliated physician practices must comply with stringent and often complex regulatory requirements. Moreover, different states impose varying standards for their Medicaid programs. While our compliance program requires that we and our affiliated physician practices adhere to the laws, rules and regulations applicable to the government programs in which we participate, our failure to comply with these laws, rules and regulations could negatively affect our business, financial condition and results of operations. See “Government Regulation—Fraud and Abuse Provisions,” “Government Regulation—Compliance Program,” “Government Investigations” and “Other Legal Proceedings,” and Item 1A. Risk Factors — “Government-funded programs, private insurers or state laws and regulations may limit, reduce or make retroactive adjustments to reimbursement amounts or rates,” “We may become subject to billing investigations by federal and state government authorities and private insurers” and “The healthcare industry is highly regulated, and government authorities may determine that we have failed to comply with applicable laws, rules or regulations.”
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
per-service
or
per-discharge
basis rather than on a charge-related basis, we generally cannot increase our revenue through increases in the amount we charge for our services. To the extent our costs increase, we may not be able to recover our increased costs from these programs, and cost containment measures and market changes in non-governmental
insurance plans have generally restricted our ability to recover or shift these increased costs to non-governmental
payors. In addition, the health care industry is increasing the use of value-based reimbursement methodologies and accordingly, our reimbursement may be dependent upon our ability to achieve quality targets that change year over year. See Item 1A. Risk Factors – “Potential healthcare reform efforts may have a significant effect on our business.” In attempts to limit federal and state spending, there have been, and we expect that there will continue to be, a number of proposals to limit or reduce Medicare and Medicaid reimbursement for various services. Our business may be significantly and adversely affected by any such changes in reimbursement policies and other legislative initiatives aimed at reducing healthcare costs associated with Medicare, Medicaid and other GHC Programs.
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
Pursuant to HIPAA, HHS has adopted privacy regulations, known as the privacy rule, to govern the use and disclosure of PHI (the “Privacy Rule”). The Privacy Rule applies to “Covered Entities,” which are health plans, health care clearinghouses, and health care providers that engage in standardized transactions under HIPAA, and, as discussed further below, “Business Associates,” which are entities that perform functions or services for or on behalf of Covered Entities that involve the use or disclosure of PHI. The term “Business Associate” also includes “Subcontractors,” which means any entity to which a Business Associate delegates any function, activity or service, other than in the capacity of a member of that Business Associate’s workforce. PHI is broadly defined as any individually identifiable health information transmitted or maintained in any form, including electronic, paper or oral. As a general rule, a Covered Entity or Business Associate may not use or disclose PHI except as permitted under the Privacy Rule. We have implemented privacy policies and procedures, including training programs, and signed Business Associate Agreements, designed to comply with the requirements set forth in the Privacy Rule, as amended to reflect changes required by HITECH, as discussed further below.
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
In addition, Congress enacted the Health Information Technology for Economic and Clinical Health (“HITECH”) Act as part of the American Recovery and Reinvestment Act. Among other changes to the laws governing PHI, HITECH required OCR to strengthen and expand HIPAA requirements, increase penalties for violations, give patients new rights to restrict uses and disclosures of their PHI, and impose a number of privacy and security requirements directly on Business Associates. A Covered Entity can also be held liable for violations of HIPAA resulting from the acts or omissions of any Business Associate acting as its agent.
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

HIPAA establishes a federal “floor” with respect to privacy, security, and breach notification requirements and does not supersede any state laws insofar as they are broader or more stringent than HIPAA. Numerous state and certain other federal laws protect the confidentiality of health information and other personal information, including but not limited to state medical privacy laws, state laws protecting personal information, state data breach notification laws, state genetic privacy laws, human subjects research laws and federal and state consumer protection laws. These additional federal and state privacy and security-related laws may be more restrictive than HIPAA and could impose additional penalties. For example, the Federal Trade Commission uses its consumer protection authority under Section 5 of the Federal Trade Act to initiate enforcement actions in response to alleged privacy violations and data breaches. California recently enacted the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. California recently amended and expanded CCPA through another ballot initiative, the California Privacy Rights Act (“CPRA”), passed on November 3, 2020. It remains unclear what, if any, additional modifications will be made to the CPRA by the California legislature or how it will be interpreted. In addition to California, other states have strengthened their data security laws and others are indicated their intention to do so as well. A bill introduced in the New York Senate on October 28, 2020, the “It’s Your Data Act” (IYDA), would modify New York’s civil rights and general business laws to expand the current right of privacy as well as create a series of consumer rights and business obligations concerning the collection, storage, and use of a consumer’s personal information. Violations could result in civil and criminal liability. It is expected that additional state legislatures will introduce stronger data privacy protections this year. In addition, industry groups such as the payment card industry have developed self-regulatory guidelines for privacy and data security that are more stringent than HIPAA. In order to accept payments from payment cards, merchants must use payment card processing applications that have been validated under the Payment Application Data Security Standard
(“PA-DSS”),
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

Environmental Regulations
Our healthcare operations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. Our office-based operations are subject to compliance with various other environmental laws, rules and regulations. Such compliance does not, and we anticipate that such compliance will not, materially affect our capital expenditures, financial position or results of operations. Some states, such as Florida, require us to be licensed by the state in order to dispose of biomedical waste.
Compliance Program
We maintain a compliance program that includes the OIG’s seven established elements of an effective program and which reflects our commitment to complying with all laws, rules and regulations applicable to our business and that meets our ethical obligations in conducting our business (the “Compliance Program”). We believe our Compliance Program provides a solid framework to meet this commitment and our obligations as a provider of healthcare services, including:

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
Code of Conduct
. We maintain a toll-free helpline to permit individuals to report compliance concerns on an anonymous or confidential basis, if they elect to do so, and obtain answers to questions about our
Code of Conduct
. Our Compliance Program, including our
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
OTHER LEGAL PROCEEDINGS
In the ordinary course of our business, we become involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by our affiliated physicians. Our contracts with hospitals generally require us to indemnify them and their affiliates for losses resulting from the negligence of our affiliated physicians and other clinicians. We may also become subject to other lawsuits, including with payors or other counterparties that could involve large claims and significant defense costs. We believe, based upon a review of pending actions and proceedings, that the outcome of such legal actions and proceedings will not have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. The outcome of such actions and proceedings, however, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.
On March 20, 2019, a derivative action was filed by plaintiff Beverly Jackson on behalf of Mednax, Inc. against Mednax, Inc. and certain of its officers and directors in the Seventeenth Judicial Circuit in and for Broward County, Florida (Case Number
CACE-19-006253).
The plaintiff purported to bring suit derivatively on behalf of our company against certain of our officers and directors for breach of fiduciary duties and unjust enrichment claiming alleged violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule
10b-5
thereunder, based on statements made by the defendants primarily concerning our former anesthesiology business. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs. We filed a motion to dismiss in December 2019, and on March 16, 2020, an order granting our motion to dismiss without prejudice was issued. On April 6, 2020, the plaintiff filed an amended complaint, and on April 30, 2020, we filed a motion to dismiss the amended complaint. On September 24, 2020, our motion to dismiss was granted, but the plaintiff was granted 20 days to amend their complaint, and on October 14, 2020, the plaintiff filed a second amended complaint. We filed our motion to dismiss the second amended complaint on October 26, 2020. On December 18, 2020 an Order was entered summarily denying our motion to dismiss the second amended complaint, and our answer is due on February 26, 2021.
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
HUMAN CAPITAL MANAGEMENT
We believe our affiliated physicians, other clinical professionals and administrative employees are key to our success. As of December 31, 2020, we had more than 2,300 practicing physicians affiliated with us, and we employed or contracted with approximately 2,000 other clinical professionals and approximately 3,600 other full-time and part-time employees. Our affiliated physicians and clinicians provide critical medical care through more than 17 women’s and children’s healthcare services across 39 states and Puerto Rico, providing care to the most vulnerable patient population in the country: expecting mothers and their newborns and children.
We believe that the success of our mission to “Take great care of the patient every day and in every way
TM
” is realized by the engagement and empowerment of our affiliated physicians, other clinicians and administrative employees. Our Chief Human Resources Officer (“CHRO”) is responsible for developing and executing our human capital strategy. This includes the attraction, acquisition, development and engagement of talent to deliver on our strategy and the design of employee compensation and benefits programs. Our CHRO reports directly to our Chief Executive Officer and regularly engages with our board of directors and its compensation committee. Our Human Resources department is a core administrative support function of Mednax. Through its functional experts, our Human Resources team provides support and guidance in the areas of talent acquisition, employee wellness and safety programs, workplace policies and procedures, training and development and rewards strategies that include compensation, benefits and other rewards. It is the goal of the Human Resources department to support the needs of our organization and our workforce while serving as a trusted strategic partner to our management team.
We work together to make sound decisions for all of our operations teams and medical groups. Physicians spend years of their lives learning and training the science of medicine in order to bring their knowledge and skill to the bedside of a patient. It is an art, honed through repeated patient interactions, that allows any clinician to translate science into compassionate care for our patients. But healthcare is also our business, so we must also take great care of the business. This requires us to work every day to put tools into the hands of our affiliated physicians and other clinical professionals so they can deliver high quality care to our patients.
Training and Leadership Development
We are committed to the continued development of our people and believe in fostering great leaders. Our Training and Development team is committed to providing an environment that fosters both individual and organizational development. Through its various training and educational programs, the training and development team supports the organization’s commitment to excellence and its mission to “Take great care of the patient every day and in every way
TM
”. We make available a catalog of over 5,000 courses to all audiences across subjects including business skills, leadership and management, office productivity, health and wellness and personal development, among others. The courses are designed to develop great people who become great leaders that will ultimately shape a great company. Our training materials were enhanced with additional resources to support remote work environments required due to
COVID-19.
One of the greatest predictors of success in our partnerships at the hospital and health system level is a high degree of strategic alignment between our clinical leadership and our partners. This requires that our clinicians have a skill set beyond just the practice of medicine. During 2021, our affiliated physicians and advanced practitioners across the organization will participate in our COVID-delayed Clinical Leadership Development Program focused on actively developing and supporting our clinician leaders at Mednax.
Compliance Program and Training
Fundamental to our core values are people and a culture of integrity. Our Compliance Department is led by our Chief Compliance Officer. The Compliance Program is supported by a written Compliance Plan, which details the components, organizational structure and operational aspects of the Compliance Program. Although the Compliance Program is supported by numerous operational policies and procedures, there are some key elements that are critical to its success. These include a Compliance Committee; a written Code of Conduct; new hire and periodic compliance training for all employees; compliance reporting mechanisms; and periodic reports to our board of directors. Annual participation in compliance trainings related to ethics, environment, health and safety, and emergency responses are at 100%.
Health and Well-Being
We care about the health and well-being of our affiliated clinicians, other clinical professionals and our administrative employees and their families and are committed to their health, safety and wellness. We support all of our colleagues in encouraging habits of wellness, increased awareness of factors and resources that contribute to overall well-being and inspire individuals to take responsibility for their own health. When individuals take great care of themselves, we can continue to take great care of our patients and take great care of our business.
We provide all our colleagues access to an Employee Assistance Program (“EAP”) that offers free and confidential assessments, short-term counseling, referrals, and follow-up
services to employees who have personal and/or work-related problems. Our EAP addresses a broad and complex body of issues affecting mental and emotional well-being, such as alcohol and other substance abuse, stress, grief, family problems, and psychological disorders. EAP counselors also work in a consultative role with managers and supervisors to address employee and organizational challenges and needs. The EAP is designed to help our colleagues lead happier and more productive lives at home and at work. Our EAP services are available to all eligible employees, their spouses or domestic partners, dependent children, parents and parents-in-law. We
encourage all of our employees and their family members to make full use of this resource which is designed to help maintain high employee productivity, health, and well-being in all aspects of life.
We have also partnered with the American Heart Association to provide heart healthy information and programs to our employees and encourage local participation in the AHA annual Heart Walk.
With the onset of the
COVID-19
pandemic, we worked tirelessly to source and provide personal protective equipment for our patient facing employees. For employees who were and are not in direct clinical care, we pivoted to a remote work arrangement which continues today and will do so until such time that the majority of the population is vaccinated.
Diversity and Inclusion
We strive to make diversity, equality and inclusion a priority. As of February 1, 2021, approximately 80% of our total headcount was female and approximately 40% of our total headcount identified as part of a minority group. Among our affiliated physicians and other clinical professionals, approximately 70% was female and approximately 35% identified as part of a minority group. Among the executive and senior executive level and manager group, approximately 36% was female and approximately 20% identified as part of a minority group.

We believe that a diverse workforce is critical to our success, and we will continue to focus on the hiring, retention and advancement of any underrepresented population to achieve this goal.
Total Rewards: Compensation and Benefits
We value our colleagues’ contributions to our success and strive to provide all of our colleagues with a competitive and comprehensive total rewards package. This includes robust compensation and benefits programs to help meet the needs of our affiliated physicians, other clinical professionals and administrative employees.
We take great care to ensure that our cash-based compensation packages are reflective of the market value for the work that our colleagues perform. We also understand that providing a comprehensive suite of employee benefits is essential to attracting, retaining and engaging world-class employees. Therefore, we regularly evaluate our benefit offerings to be sure we fully support our employees. In addition to base salaries, these offerings may include a combination of annual bonuses, stock-based compensation awards, an Employee Stock Purchase Plan, a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, adoption assistance, employee assistance programs, continuing education, among many others.
GEOGRAPHIC COVERAGE
We provide physician services across 39 states and Puerto Rico. During 2020, approximately 62% of our net revenue was generated by operations in our five largest states. Our operations in Texas accounted for approximately 29% of our net revenue for the same period. Although we continue to seek to diversify the geographic scope of our operations, we may not be able to implement successfully or realize the expected benefits of any of these initiatives. Adverse changes or conditions affecting states in which our operations are concentrated, such as healthcare reforms, changes in laws, rules and regulations, reduced Medicare or Medicaid reimbursements, an increase in the income level required to qualify for government healthcare programs or government investigations, may have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.
SERVICE MARKS
We have registered with the United States Patent and Trademark Office the service marks “Mednax National Medical Group and Design,” “Pediatrix Medical Group and Design,” “Obstetrix Medical Group and Design,” “BabySteps,” the “Baby Design,” “iNewborn,” and “NEO Conference and Design,” among others.
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
Our business is subject to a number of factors that could materially affect future developments and performance. In addition to factors affecting our business that have been described elsewhere in this Form
10-K,
any of the following risks could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. We may update these risk factors in our periodic and other filings with the SEC.
The following is a summary of the principal risk factors described in this section:

•	Our financial condition and results of operations have been and may continue to be materially adversely affected by the ongoing COVID-19 pandemic.

•	Economic conditions could have an adverse effect on our business.

•	Unfavorable changes or conditions could occur in the states where our operations are concentrated.

•
COVID-19
has necessitated the delivery of certain healthcare services remotely via telehealth, which is subject to extensive federal and state regulation, as well as temporary waivers tied to the
COVID-19
public health emergency.

•	The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) and potential changes to it may have a significant effect on our business.

•	The Protecting Access to Medicare Act of 2014 (“PAMA”) and potential changes to Medicare reimbursement enacted pursuant to the legislation may have a significant effect on our business.

•
The Transparency in Coverage Final Rule, which requires health plans to, beginning January 1, 2022, report to insureds upon request negotiated rates for all covered items and services and cost sharing obligations for in-network
and
out-of-network
providers, could have a material impact on our business.

•	Congress or states have, and may continue to, enact laws restricting the amount out-of-network providers of services can charge and recover for such services.

•	Expanding eligibility of GHC Programs could adversely affect our reimbursement.

•	Government-funded programs, private insurers, or state laws and regulations may limit, reduce, or make retroactive adjustments to reimbursement amounts or rates.

•	We may not find suitable acquisition candidates or successfully integrate our acquisitions. Our acquisitions may expose us to greater business risks and could affect our payor mix.

•	We may not be able to successfully execute our same-unit and organic growth strategies.

•	Failure to manage third-party service providers may adversely affect our ability to maintain the quality of service that we provide.

•	We are subject to litigation risks.

•	We may not be able to collect reimbursements for our services from third-party payors.

•
Our current indebtedness and any future indebtedness could adversely affect us by reducing our flexibility to respond to changing business and economic conditions and expose us to interest rate risk to the extent of any variable rate debt. In addition, a certain portion of our interest expense may not be deductible.

•
We may not be able to successfully recruit, onboard and retain qualified physicians and other clinicians and other personnel, and our compensation expense for existing clinicians and other personnel may increase.

•	Our employees and business partners may not appropriately secure and protect confidential information in their possession.

•
Changes in federal and state information privacy and security laws could cause us to incur costs to comply, including potential changes to technology systems, legal and consulting services, and potential litigation risk.

Risks Related to Macroeconomic Conditions
Our financial condition and results of operations have been and may continue to be materially adversely affected by the ongoing coronavirus pandemic
(COVID-19).
The outbreak of
COVID-19
evolved into a global pandemic that spread to most regions of the world, including virtually all of the United States. The full extent to which
COVID-19
will impact our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning
COVID-19
and the actions to contain it or treat its impact, such as the potential for further shutdown or stay at home orders, and shifts toward GHC Programs if changes occur in population demographics within geographic locations in which we provide services, including an increase in unemployment and underemployment as well as losses of commercial health insurance.
Our office-based practices, which specialize in maternal-fetal medicine, pediatric cardiology, and numerous pediatric subspecialties, saw a significant elevation of appointment cancellations compared to historical normal levels as a result of
COVID-19.
We believe
COVID-19,
either directly or indirectly, has also had an impact on our NICU patient volumes, and there is no assurance that impacts from
COVID-19
will not further adversely affect our NICU patient volumes or otherwise adversely affect our NICU and related neonatology business. Overall, our operating results were significantly impacted by the
COVID-19
pandemic beginning in
mid-March
2020, but volumes did begin to normalize in May 2020 and substantially recovered during the months of June 2020 through December 2020.
The foregoing and other continued disruptions to our business as a result of
COVID-19
could result in a material adverse effect on our business, results of operations, financial condition, prospects and the trading prices of our securities.
Economic conditions could have an adverse effect on our business.
Our operations and performance depend significantly on economic conditions. During the year ended December 31, 2020, the percentage of our patient service revenue being reimbursed under GHC Programs increased as compared to the year ended December 31, 2019. If, however, economic conditions in the United States deteriorate, we could experience shifts toward GHC Programs, and patient volumes could decline. Further, we could experience and have experienced shifts toward GHC Programs if changes occur in population demographics within geographic locations in which we provide services. Adverse economic conditions could also lead to additional increases in the number of unemployed and under-employed workers and a decline in the number of private employers that offer healthcare insurance coverage to their employees. Employers that do offer healthcare coverage may increase the required contributions from employees to pay for their coverage and increase patient responsibility amounts. In addition, certain private payors’ poor experience with the healthcare insurance exchanges and uncertainty around the future of the ACA and healthcare insurance exchanges may result in those payors exiting the healthcare insurance exchange marketplaces or the cessation of the healthcare insurance exchanges. As a consequence, the number of patients who participate in GHC Programs or who are uninsured or underinsured could increase. Payments received from GHC Programs are substantially less than payments received from private healthcare insurance programs (managed care and other third-party payors). Payments under policies issued through the healthcare insurance exchanges may be less than payments from private healthcare insurance programs and in some cases, patients’ responsibility for costs related to healthcare plans obtained through the healthcare insurance exchanges may be high and could increase in the future, and we may experience increased bad debt due to patients’ inability to pay for certain services. A payor mix shift from private healthcare insurance programs to GHC Programs or to healthcare insurance exchanges may result and has resulted in an increase in our estimated provision for contractual adjustments and uncollectibles and a corresponding decrease in our net revenue, as well as a significant reduction in our average reimbursement rates. While we have developed a number of strategic initiatives across our organization, in both our shared services functions and our operational infrastructure, to address some of the effects of changes in economic conditions, there is no assurance that these initiatives will be successful in generating improvements in our general and administrative expenses and our operational infrastructure. If these initiatives are unsuccessful, it could have an adverse effect on our financial condition, results of operations, cash flows and the trading price of our securities.
The birth rate in the United States has declined and may decline further.
Final birth data for 2019 indicate that total births in the United States declined by approximately 1% as compared to 2018. Provisional data for 2020 is not yet available; however, we expect that birth trends at the hospitals where we provide services will continue to be soft in the near future. Future declines in births are possible and could have an adverse effect on our patient volumes, net revenue, results of operations, cash flows, financial condition and the trading price of our common stock.
Unfavorable changes or conditions could occur in the states where our operations are concentrated.
A majority of our net revenue in 2020 was generated by our operations in five states. In particular, Texas accounted for approximately 29% of our net revenue in 2020. See Item 1. Business—“Geographic Coverage.” Adverse changes or conditions affecting these particular states, such as healthcare reforms, changes in laws and regulations, reduced Medicaid eligibility or reimbursements and government investigations, economic conditions, weather conditions, and natural disasters may have an adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.
The value of our common stock may fluctuate.
There has been significant volatility in the market price of securities of healthcare companies generally that we believe in many cases has been unrelated to operating performance. In addition, we believe that certain factors, such as actual and potential legislative and regulatory developments, including announced regulatory investigations, quarterly fluctuations in our actual or anticipated results of operations, lower revenue or earnings than those anticipated by securities analysts, not meeting publicly announced expectations, general economic and financial market conditions, and the effect of short interest in our common stock could cause the price of our common stock to fluctuate substantially.
Risks Related to Governmental Changes and the Healthcare Regulatory Environment
Potential healthcare reform efforts may have a significant effect on our business.
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
The ACA remains subject to continuing legislative and administrative flux and uncertainty. The law has faced many challenges, both legislative and legal, since its inception and may be subject to further modification. We cannot predict what impact, if any, further healthcare reform efforts or ACA changes may have on our business.

In 2021, the results of the federal and state elections have changed which persons and parties occupy the Office of the President of the United States and control both chambers of Congress and many states’ governors and legislatures. The Biden Administration may propose sweeping changes to the U.S. healthcare system, including further changes to the ACA and further expanding government-funded health insurance options and replacing current healthcare financing mechanisms with systems that would be entirely administered by the federal government. Any legislative or administrative change to the current healthcare financing system could have a material adverse effect on our financial condition, results of operations, cash flows and the trading price of our securities.
In addition to the potential impacts to the ACA, there could be changes to other GHC Programs, such as a change to the structure of Medicaid. Congress and the Administration, in recent years, have sought to convert Medicaid into a block grant or to institute per capita spending caps, among other things. At least one state received approval for a block grant waiver from standard Medicaid requirements. These changes, if implemented, could eliminate the guarantee that everyone who is eligible and applies for benefits would receive them and could potentially give states new authority to restrict eligibility, cut benefits and make it more difficult for people to enroll. Additionally, several states are considering and pursuing changes to their Medicaid programs, such as requiring recipients to engage in employment or education activities as a condition of eligibility for most adults, disenrolling recipients for failure to pay a premium, or adjusting premium amounts based on income. Congress also could advance changes that result in more people being covered by Medicaid.
Many states have recently shifted a majority or all of their Medicaid program beneficiaries into Managed Medicaid Plans. Managed Medicaid Plans have some flexibility to set rates for providers, but many states require minimum provider rates in their contracts with such plans. In July of each year, CMS releases the annual Medicaid Managed Care Rate Development Guide which provides federal baseline rules for setting reimbursement rates in managed care plans. We could be affected by lower reimbursement rates in some or all of the Managed Medicaid Plans with which we participate. We could also be materially impacted if we are dropped from the provider network in one or more of the Managed Medicaid Plans with which we currently participate. In Florida, more than 75% of the Medicaid population participates in a Managed Medicaid Plan, with even higher participation rates for children.
We cannot predict with any assurance the ultimate effect of these laws and resulting changes to payments under GHC Programs, nor can we provide any assurance that they will not have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. Further, any fiscal tightening impacting GHC Programs or changes to the structure of any GHC Programs could have an adverse effect on our financial condition, results of operations, cash flows and the trading price of our securities.
COVID-19
has necessitated the delivery of certain healthcare services remotely via telehealth, which is subject to extensive federal and state regulation, as well as temporary waivers tied to the
COVID-19
public health emergency.
In an effort to address
shelter-in-place,
quarantine, executive order or related measures to combat the spread of
COVID-19,
as well as the perceived need by individuals to continue such practices to avoid infection and to provide safe access to care for our patients, we have converted certain in-person
visits to telehealth visits. There is significant variation in demand, consumer acceptance, and market adoption of telehealth services, as well as the laws and regulations governing telehealth in the markets in which we operate. The provision of telehealth is largely regulated at the state level and can include, among other things, variations in the definition of telehealth, physician/patient relationship requirements, informed consent for telehealth services, licensure, scope of practice, covered modalities, electronic prescribing, coverage and reimbursement, and privacy and security requirements. Our ability to conduct telehealth services and provide medical services in a particular jurisdiction is directly dependent upon the applicable laws governing remote healthcare, the practice of medicine and healthcare delivery in general in such location, which are subject to changing political, regulatory and other influences. While numerous federal agencies have released waivers to ease regulatory obstacles to the adoption of telehealth, these waivers do not override applicable state laws. States have adopted waivers as well but differ in the scope and application of such waivers and also on the time period the waiver is available. Many state waivers in relation to
COVID-19
have already expired, despite the extension of the federal public health emergency declaration. Evolving interpretations and acceptance of telehealth by medical boards, state attorneys general and other regulatory or administrative bodies require us to monitor our compliance with law in every jurisdiction in which we operate, on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, will be found to be in compliance with the law. Monitoring regulatory changes at the federal and state levels has and will continue to incur costs for us and may result in making changes to our business operations to ensure continued compliance. Challenges also exist with respect to coverage and reimbursement of telehealth services by both commercial and governmental payors. If telehealth services achieve coverage, there is no guarantee that reimbursement will be equivalent to in-person
care and may negatively impact our financial condition. Negative publicity in any of our markets concerning our products or services or the telehealth market as a whole could limit market acceptance of our services. Similarly, individual and healthcare industry concerns or negative publicity regarding patient confidentiality and privacy in the context of telehealth could limit market acceptance of our healthcare services when delivered remotely. If any of these events occur, it could have an adverse effect on our business, financial condition, results of operations and the trading price of our securities.
The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) and potential changes to it may have a significant effect on our business.
MACRA contains numerous measures that could affect us, including, requirements that physicians participate in quality measurement programs that differentiate payments to physicians under Medicare based on quality and cost of care, rather than the quantity of procedures performed. MACRA requires physicians to choose to participate in one of two payment formulas, MIPS or Alternative Payment Models (“APMs”). Beginning in 2020, MIPS allowed eligible physicians to receive incentive payments based on the achievement of certain quality and cost metrics, among other measures, and be reduced for those who are underperforming against those same metrics and measures. As an alternative, physicians could choose to participate in an Advanced APM, and physicians who were meaningful participants in APMs could receive bonus payments from Medicare pursuant to the law. MACRA also remains subject to review and potential modification by Congress, as well as shifting regulatory requirements established by CMS. We currently anticipate that our affiliated physicians will continue to be eligible to receive bonus payments in 2021 through participation in the MIPS, although the amounts of such bonus payments are not expected to be material. We will continue to operationalize the provisions of MACRA and assess any further changes to the law or additional regulations enacted pursuant to the law.
We cannot predict with any assurance the ultimate effect of these laws and resulting changes to payments under GHC Programs, nor can we provide any assurance that they will not have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. Further, any fiscal tightening impacting GHC Programs or changes to the structure of any GHC Programs could have an adverse effect on our financial condition, results of operations, cash flows and the trading price of our securities.
The Transparency in Coverage Final Rule, which requires health plans to, beginning January 1, 2022, report to insureds upon request negotiated rates for all covered items and services, and cost sharing obligations for in-network
and
out-of-network
providers, and could have a material impact on our business.
Beginning January 1, 2022, health plans must begin reporting to their covered beneficiaries certain pricing information for covered items and services as well as the individual’s cost-sharing obligations for those services. This rule aims to put health pricing information into the hands of consumers and allow them to select their providers based, in part, on cost. Through this final rule, plans and health insurers will be required to disclose on a public website their in-network
negotiated rates, billed charges and allowed amounts paid for out-of-network
providers, and the negotiated rate and historical net price for prescription drugs. Price reporting will expand to all services by January 1, 2024. We cannot predict how the availability of this health pricing information may impact our business operations and patient volumes. If patients choose to use services of less costly providers, we could see a reduction in patient volumes or decide to reduce the prices of our services to compensate, either of which could have an adverse effect on our financial condition, results of operations, cash flows and the trading price of our securities.
State budgetary constraints and the uncertainty over the future of Medicaid could have an adverse effect on our reimbursement from Medicaid programs
.
The ACA allowed states to expand their Medicaid programs through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historic eligibility levels to 133% of the federal poverty level. As of December 31, 2020, 38 states and the District of Columbia adopted the expansion of Medicaid eligibility. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household incomes are at or below 133% of the federal poverty level. If states that expanded Medicaid reduce or eliminate eligibility for certain individuals, the number of patients who are uninsured could increase. Some states may seek to maintain expanded eligibility and to do so could offset the cost by further reducing payments to providers of services. In some states, we could experience delayed or reduced Medicaid payment for services furnished to program enrollees.
Congress and the Biden Administration may also seek substantial reforms to Medicaid law and the ability of states to design Medicaid programs. Any changes, if enacted, could reduce or eliminate eligibility for certain individuals or reduce payments to providers of services. As a result, we could experience an increase in the number of uninsured patients and delayed or reduced Medicaid payment for services furnished to program enrollees.
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
Congress or states have, and may continue to, enact laws restricting the amount out-of-network
providers of services can charge and recover for such services.
In late 2020, Congress enacted legislation intended to protect patients from “surprise” medical bills when services are furnished by providers who are not subject to contractual arrangements and payment limitations with the patient’s insurer. Effective January 1, 2022, patients will be protected from unexpected or “surprise” medical bills that could arise from out-of-network
emergency care provided at an
out-of-network
facility or at
in-network
facilities by
out-of-network
providers and
out-of-network
nonemergency care provided at
in-network
facilities without the patient’s informed consent. Many states have passed similar legislation, but the federal government has been working to enact a ban on surprise billing for quite some time.
Under the “No Surprises Act,” patients are only required to pay the in-network
cost-sharing amount, which will be determined through an established formula and will count toward the patient’s health plan deductible and out-of-pocket
cost-sharing limits. Providers will generally not be permitted to balance bill patients beyond this cost-sharing amount. An out-of-network
provider will only be permitted to bill a patient more than the in-network
cost-sharing amount for care if the provider gives the patient notice of the provider’s network status and delivers to the patient or their health plan an estimate of charges within certain specified timeframes, and obtains the patient’s written consent prior to the delivery of care. Providers that violate these surprise billing prohibitions may be subject to state enforcement action or federal civil monetary penalties.

These measures could limit the amount we can charge and recover for services we furnish where we have not contracted with the patient’s insurer, and therefore could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. Moreover, these measures could affect our ability to contract with certain payors and under historically similar terms and may cause, and the prospect of these changes may have caused, payors to terminate their contracts with us and our affiliated practices. Should any relationships with payors continue on an out-of-network
basis, the No Surprises Act requires that rate disputes be resolved through binding arbitration, in which both the payor and provider submit a requested rate and the arbitrator selects one submission without hearing or modification of the selected request. These unpredictable results will bind both the provider and payor for a
90-day
period. We cannot predict the results of such proceedings, and the results could further affect our business, financial condition, results of operations, cash flows and the trading price of our securities.
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
In 2021, the results of the federal and state elections have affected which persons and parties occupy the Office of the President of the United States and control both chambers of Congress and many states’ governors and legislatures. President Biden has proposed sweeping changes to the U.S. healthcare system, including expanding government-funded health insurance options and replacing current healthcare financing mechanisms with systems that would be entirely administered by the federal government.
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
In 2020, the federal Medicare agency announced changes in payments for physician services that would increase payment for services typically delivered by primary care providers, but that also would have reduced payment for many other specialty services. The impact of this change varied significantly across specialties, with some specialties potentially facing cuts of as much as 10%. Legislation enacted by Congress in December 2020 moderated the payment reductions for 2021 through 2023, but some of the relief mechanisms will be effective only in 2021, meaning physician service payments will face similar reductions again in 2022, unless Congress or the Medicare agency intervenes.
Our business may also be materially affected by limitations on, or reductions in, reimbursement amounts or rates or elimination of coverage for certain individuals or treatments. Our business may also be materially affected by changes in medical codes for services that our affiliated clinicians provide if services under a new code are reimbursed at a lower rate. For example, the medical code for certain of our hearing screen services was recently changed by CMS to a code that could provide for lower reimbursement rates. While we have not yet experienced any material decrease in reimbursement rates as a result of this coding change, we are still evaluating the result of this change on our hearing screen contracts and ultimate effect of this coding change is not known at this time. Moreover, because government-funded programs generally provide for reimbursements on a fee-schedule
basis rather than on a charge-related basis, we generally cannot increase our revenue from these programs through increases in the amount we charge for our services. To the extent our costs increase, we may not be able to recover our increased costs from these programs, and cost containment measures and market changes in non-government-funded
insurance plans have generally restricted our ability to recover, or shift to non-governmental
payors, these increased costs. In addition, funds we receive from third-party payors are subject to audit with respect to the proper billing for physician and ancillary services and, accordingly, our revenue from these programs may be adjusted retroactively. Any retroactive adjustments to our reimbursement amounts could have an adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.
In addition, our agreements with certain third-party payors are terminable for various reasons. If an agreement with a third-party payor is terminated, we are generally required to seek reimbursement as an out-of-network
provider. In the event we attempt to balance-bill patients, we may be limited in our ability to do so by certain state laws and regulations. As these laws and regulations continue to develop in certain states, it could incentivize, and may have incentivized, certain third-party payors to terminate agreements as a business strategy which could lower overall reimbursement to providers. Any reductions in reimbursement amounts could have an adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. Further, if a federal government shutdown were to occur for a prolonged period of time, federal government payment obligations, including its obligations under Medicaid and Medicare, may be delayed. Similarly, if state government shutdowns were to occur, state payment obligations may be delayed. If the federal or state governments fail to make payments under these programs on a timely basis, our business could suffer, and our financial position, results of operations or cash flows may be materially affected.
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
Federal laws, along with a growing number of state laws, allow a private person to bring a civil action in the name of the government for false billing violations. See Item 1. Business— “Government Regulation—Fraud and Abuse Provisions.” Further, identified overpayments from Medicare or Medicaid must be refunded to the government within 60 days or the entity could be held liable under the federal FCA, including for treble damages and substantial civil penalties. In addition, our contracts with private insurers often provide such insurers with audit rights over payments made to us and the ability to seek recoupment for overpayments. We believe that audits, inquiries and investigations from government agencies and private insurers will occur from time to time in the ordinary course of our business, which could result in substantial costs to us, legal actions by or against us, and a diversion of management’s time and attention. New regulations and heightened enforcement activity also could materially affect our cost of doing business and our risk of becoming the subject of an audit or investigation. We cannot predict whether any future audits, inquiries or investigations, or the public disclosure of such matters, likely would have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. See Item 1. Business—“Government Investigations.”
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
The healthcare industry and physicians’ medical practices, including the healthcare and other services that we and our affiliated physicians provide, are subject to extensive and complex federal, state and local laws, rules and regulations, compliance with which imposes substantial costs on us. Of particular importance are the provisions summarized as follows:

•
federal laws (including the federal FCA) that prohibit entities and individuals from knowingly and willfully (or with reckless disregard or deliberate ignorance) presenting or causing to be presented false or fraudulent claims to Medicare, Medicaid and other government-funded programs, or improperly retaining known overpayments;

•
When an entity is determined to have violated the federal FCA, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $11,363 and $23,331 for each separate false claim. Suits filed under the federal FCA can be brought directly by the government or be brought by an individual (known as a “relator” or, more commonly, as a “whistleblower”) on behalf of the government, known as “qui tam” actions. Relators bringing qui tam actions under the federal FCA receive a share of any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal FCA. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, even before the validity of the claim is established and even if the government decides not to intervene in the lawsuit. Healthcare entities may decide to agree to large settlements with the government and/or whistleblowers to avoid the cost and negative publicity associated with litigation.

•
The ACA amended federal law to provide that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal civil FCA. Criminal prosecution is possible for knowingly making or presenting a false or fictitious or fraudulent claim to the federal government.

•
a provision of the Social Security Act, commonly referred to as the federal “anti-kickback” statute, that prohibits the knowing and willful offer, payment, solicitation or receipt of any remuneration, including a bribe, kickback, rebate, directly or indirectly, in cash or in kind, in return for the referral, arrangement for, or recommendation of patients for, or for the purchasing, leasing, ordering or arranging for, items and services for which payment may be made, in whole or in part, by federal healthcare programs, such as Medicare and Medicaid;

•
The definition of “remuneration” has been broadly interpreted to include anything of value, including such items as gifts, discounts, the furnishing of supplies or equipment, credit arrangements, waiver of payments, and providing anything at less than its fair market value. Due to the broad sweep of the federal anti-kickback statute, Congress established certain exceptions to the definition of remuneration under the statute and also authorized the HHS Office of the Inspector General to issue regulations, commonly known as safe harbors, that remove certain arrangements from the definition of remuneration under the statute, provided that the arrangement satisfies, in their entirety, the provisions of the particular exception or safe harbor. Meeting a statutory exception or regulatory safe harbor under the federal anti-kickback statute will assure parties to the arrangement that they will not be prosecuted under the federal anti-kickback statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor element may result in increased scrutiny by government enforcement authorities or invite litigation by private citizens under state or federal false claims statutes.

•	Our relationships with referral sources, including GHC Program patients, are subject to scrutiny under the federal anti-kickback statute and must be structured in a manner to promote compliance.

•
The penalties for violating the federal anti-kickback statute include imprisonment for up to ten years, fines of up to $100,000 per violation and possible exclusion from federal healthcare programs such as Medicare and Medicaid. Many states have adopted prohibitions similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items and services reimbursed by any source, not only by the government programs such as Medicare and Medicaid.

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

•
The Stark Law is a strict liability statute and therefore, any referrals for Medicare DHS pursuant to a financial relationship that does not meet an exception will be nonpayable and subject to refund to Medicare. In addition, any Medicare “overpayment” (that is, Medicare funds to which a person is not entitled) must be returned within 60 days of identification—or risk liability under the FCA’s “obligation” provision. Therefore, claims relating to Stark Law violations must be timely refunded to Medicare or we would risk liability under the federal FCA.

•
All of our relationships with referring physicians will implicate the Stark Law, including our ownership, physician employment, independent contractor physicians, lease arrangements with physicians, nonmonetary compensation to physicians, and our relationships with hospitals and other entities. Each such financial relationship must satisfy a Stark Law exception.

•
Because our practices provide DHS within the practice (e.g., outpatient drugs, laboratory services, etc.), an exception to the Stark Law must be met with respect to those referrals. Generally, the
In-Office
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

•
Another federal law, the Civil Monetary Penalties Law (“CMPL”) provides for additional civil monetary penalties against an entity that engages in prohibited activities including but not limited to violations of the Stark or Anti-Kickback laws, knowing submission of a false or fraudulent claim, employment of an excluded individual and the provision or offer of anything of value to a Medicare or Medicaid beneficiary that the transferring party knows or should know is likely to influence beneficiary selection of a particular provider for which payment may be made in whole or in part by Medicare or Medicaid;

•
“Remuneration” is defined under the CMPL as any transfer of items or services for free or for less than fair market value. There are certain exceptions to the definition of remuneration for offerings that meet the Financial Need, Preventative Care, or Promoting Access to Care exceptions. Sanctions for violations of the CMPL include civil monetary penalties and administrative penalties up to and including exclusion from participation in federal healthcare programs.

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

•
federal and state regulations that broadly define provider and supplier affiliation and require providers to disclose to GHC Programs certain disclosable events including, without limitation, current or previous direct or indirect affiliations with providers or suppliers having uncollected debt to GHC Programs, being subject to payment suspension, being excluded from participation in GHC Programs or had such billing privileges denied or revoked, and that permit GHC Programs to deny or revoke provider or supplier enrollment based upon such affiliations upon determining that the affiliations pose an undue risk of fraud, waste, or abuse;

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

•
federal and state laws pertaining to the provision and coverage of services by non-physician
practitioners, such as advanced nurse practitioners, physician assistants and other clinical professionals, physician supervision of such services and reimbursement requirements that may be dependent on the manner in which the services are provided and documented; and

•
federal laws that impose civil administrative sanctions for, among other violations, inappropriate billing of services to federal healthcare programs, inappropriately reducing hospital inpatient lengths of stay for such patients or employing individuals who are excluded from participation in federally funded healthcare programs.

In addition, we believe that our business will continue to be subject to increasing regulation, the scope and effect of which we cannot predict. See Item 1. Business—“Government Regulation.”
We may in the future become the subject of regulatory or other investigations, audits or proceedings, and our interpretations of applicable laws, rules and regulations may be challenged. For example, regulatory authorities or other parties may assert that our arrangements with our affiliated professional entities constitute fee splitting or the corporate practice of medicine and seek to invalidate these arrangements, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. See Item 1. Business—“Government Regulation—Fee Splitting; Corporate Practice of Medicine.” Regulatory authorities or other parties also could assert that our relationships, including fee arrangements, among our affiliated professional contractors, hospital clients or referring physicians violate the anti-kickback, fee splitting or self-referral laws and regulations or that we have submitted false claims or otherwise failed to comply with government program reimbursement requirements. See Item 1. Business—“Government Regulation—Fraud and Abuse Provisions” and “—Government Regulatory Requirements.” Such investigations, proceedings and challenges could result in substantial defense costs to us and a diversion of management’s time and attention. In addition, violations of these laws are punishable by monetary fines, civil and criminal penalties, exclusion from participation in GHC Programs, and forfeiture of amounts collected in violation of such laws and regulations, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. Additionally, federal and state fraud and abuse laws, rules and regulations are not static and amendments, clarifications, revisions, or other modifications to these laws may occur from time to time. For instance, on December 2, 2020, both CMS and the Department of Health and Human Services Office of Inspector General (“OIG”) issued Final Rules revising the federal anti-kickback statute, the CMPL, and the Stark Law regulations to foster arrangements that would promote care coordination, advance the delivery of value-based care, and protect consumers from harms caused by fraud and abuse through additional new statutory definitions, safe harbors, and exceptions. Both current and future arrangements may be eligible for additional protections under new exceptions and safe harbors and certain arrangements may need to be reconsidered in light of changes made to existing exceptions, safe harbors, and agency definitions. Compliance with federal fraud and abuse laws such as the anti-kickback statute, the CMPL, and the Stark Law involves constant monitoring for regulatory changes, agency and court interpretations, and revisiting of arrangements based on new interpretations or clarifications, all of which will require ongoing compliance costs. In addition, these laws and their exceptions and safe harbors are complex and clear interpretations are not always available. Despite our efforts to comply, we cannot guarantee that a government agency will necessarily agree with our interpretations or that one or more of our arrangements will not be subject to challenge, nor can we provide any assurance that they will not have an adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.
Government authorities or other parties may assert that our business practices violate antitrust laws.
The healthcare industry is subject to close antitrust scrutiny. The FTC, the Antitrust Division of the DOJ and state Attorneys General all actively review and, in some cases, take enforcement action against business conduct and acquisitions in the healthcare industry. Private parties harmed by alleged anticompetitive conduct can also bring antitrust suits. Violations of antitrust laws may be punishable by substantial penalties, including significant monetary fines and treble damages, civil penalties, criminal sanctions, and consent decrees and injunctions prohibiting certain activities or requiring divestiture or discontinuance of business operations. Any of these penalties could have an adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.
Our affiliated physicians and other individual providers may not satisfy all conditions of payment or otherwise appropriately record or document services that they provide.
Our affiliated physicians and other individual providers are responsible for maintaining all required professional licensures or certifications in good standing, which is generally a condition of reimbursement in GHC Programs, and for appropriately recording and documenting the services that they provide. We use this information to seek reimbursement for their services from third-party payors. In addition, we utilize third-party contractors to perform certain revenue cycle management functions for healthcare providers, including medical coding. If our affiliated physicians or other individual providers and third-party contractors do not appropriately document, or where applicable, code for their services or our customers’ services, we could be subjected to administrative, regulatory, civil, or criminal investigations or sanctions and our business, financial condition, results of operations and cash flows could be materially adversely affected. We are further obligated under the federal FCA to timely report and return any identified overpayments and to maintain reasonable internal audit mechanisms to identify overpayments. Failure to timely report and return overpayments to Medicare or Medicaid could subject us to liability under the federal FCA, and also equivalent false claims acts on the state level.
Risks Related to Our Business Strategy
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

•
We may not be able to complete acquisitions of physician practices or services companies or we may complete acquisitions on less favorable terms as a result of changes in tax laws, healthcare fraud and abuse laws, financial market or other economic or market conditions.

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

If we are not successful in integrating an acquisition, we may decide to dispose of such acquisition and may do so at a loss or record impairments in connection with such a disposition, such as in our disposition of our anesthesiology and radiology medical groups in 2020.
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
We may not effectively manage our growth.
We have historically experienced significant growth in our business, including growth outside of our core physician specialties. Growth in the number of our employees and affiliated physicians has in the past placed significant demands on our financial, operational and management resources. Significant growth may impair our ability to provide our services efficiently and to manage our employees adequately. While we are taking steps to manage our growth, our future results of operations could be adversely affected if we are unable to do so effectively.
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
Our net revenue is derived primarily from
fee-for-service
billings for patient care and other services provided by our affiliated physicians and from administrative fees paid to us by hospitals. See Item 1. Business—“Relationships with Our Partners—Hospitals.” Our hospital partners or other customers may cancel or not renew their contracts with us, may reduce or eliminate our administrative fees in the future, or refuse to pay us our administrative fees if we fail to honor the terms of our agreement or fail to meet certain performance metrics under those agreements. Further, consolidation of hospitals, healthcare systems or other customers could adversely affect our ability to negotiate with these entities. Adverse economic conditions, including decreased federal and state funding to hospitals, could influence future actions of our hospital partners or other customers.

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
Risks Related to Operating our Business
We are dependent upon our key management personnel for our future success.
Our success depends to a significant extent on the continued contributions of our key management personnel for the management of our business and implementation of our business strategy. We experienced significant management turnover in 2020 and the further loss of or changes in key management personnel could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.
Our quarterly results will likely fluctuate from period to period.
We have historically experienced and expect to continue to experience quarterly fluctuations in net revenue and net income. For example, we typically experience negative cash flow from operations in the first quarter of each year, principally as a result of bonus payments to affiliated physicians as well as discretionary matching contributions for participants in our qualified contributory savings plans. In addition, a significant number of our employees and associated professional contractors (primarily affiliated physicians) exceed the level of taxable wages for social security contributions during the first and second quarters. As a result, we incur a significantly higher payroll tax burden and our net income is lower during those quarters. Moreover, a lower number of calendar days are present in the first and second quarters of the year as compared to the remainder of the year. Because we provide services in the NICU on a
24-hours-a-day
basis, 365 days a year, any reduction in service days will have a corresponding reduction in net revenue. In addition, any reduction in office days in our office-based practices will also have a corresponding reduction in net revenue. We also have significant fixed operating costs, including costs for our affiliated physicians, and as a result, are highly dependent on patient volume and capacity utilization of our affiliated physicians to sustain profitability. Quarterly results may also be impacted by the timing of acquisitions and any fluctuation in patient volume. As a result, our results of operations for any quarter are not indicative of results of operations for any future period or full fiscal year.
We may
write-off
intangible assets, such as goodwill.
The carrying value of our intangible assets, which consists primarily of goodwill related to our acquisitions, is subject to testing at least annually, and more frequently if impairment indicators exist. Under current accounting standards, goodwill is tested for impairment on an annual basis and we have been subject to impairment losses as circumstances have changed after acquisition. If we record additional impairment losses related to our goodwill in the future, it could have an adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.
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
The reserves that we have established related to our professional liability losses are subject to inherent uncertainties and if actual costs exceed our estimates this may lead to a reduction in our net earnings.
We have established reserves for losses and related expenses that represent estimates involving actuarial projections. These actuarial projections are developed at a given point in time and represent our expectations of the ultimate resolution and administration of costs of losses incurred with respect to professional liability risks for the amount of risk retained by us. Insurance reserves are inherently subject to uncertainty. Our reserve estimates are based on actuarial valuations using historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions. The estimates of projected ultimate losses are developed at least annually. Our reserves have been, and could further be, significantly affected should current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating reserves, the complexity of the claims and wide range of potential outcomes often hamper timely adjustments to the assumptions used in these estimates. Actual losses and related expenses may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. If our estimated reserves are determined to be inadequate, we have been and could further be required to increase reserves at the time the deficiency is determined. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Application of Critical Accounting Policies and Estimates—Professional Liability Coverage.”
We are subject to litigation risks.
From time to time, we are involved in various litigation matters and claims, including regulatory proceedings, administrative proceedings, governmental investigations, and contract disputes, as they relate to our services and business. We may face potential claims or liability for, among other things, breach of contract, defamation, libel, fraud, negligence or data breaches. Our contracts with hospitals generally require us to indemnify them and their affiliates for losses resulting from the negligence of our affiliated physicians and other clinicians. We may also face employment-related litigation, including claims of age discrimination, sexual harassment, gender discrimination, immigration violations, or other local, state, and federal labor law violations. Because of the uncertain nature of litigation and insurance coverage decisions, the outcome of such actions and proceedings cannot be predicted with certainty and an unfavorable resolution of one or more of them could have an adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. In addition, legal fees and costs associated with prosecuting and defending litigation matters could have an adverse effect on our business, financial condition, results of operation and the trading price of our securities.
We may not be able to collect reimbursements for our services from third-party payors.
A significant portion of our net revenue is derived from reimbursements from various third-party payors, including GHC Programs, private insurance plans and managed care plans, for services provided by our affiliated professional contractors. We are responsible for submitting reimbursement requests to these payors and collecting the reimbursements, and we assume the financial risks relating to uncollectible and delayed reimbursements. In the current healthcare environment, payors continue efforts to control expenditures for healthcare, including revisions to coverage and reimbursement policies. Due to the nature of our business and our participation in government-funded and private reimbursement programs, we are involved from time to time in inquiries, reviews, audits and investigations by governmental agencies and private payors of our business practices, including assessments of our compliance with coding, billing and documentation requirements. We may be required to repay these agencies or private payors if a finding is made that we were incorrectly reimbursed within a certain time period (60 days for government payors), or we may become involved in disputes with payors and could be subjected to
pre-payment
and post-payment reviews, which can be time-consuming and result in non-payment
or delayed payment for the services we provide. We may also experience difficulties in collecting reimbursements because third-party payors may seek to reduce or delay reimbursements to which we are entitled for services that our affiliated physicians have provided, they experience administrative issues that result in a delay in reimbursements, or pursuant to binding arbitration proceedings for out-of-network
items or services. In addition, GHC Programs may deny or revoke our application to become a participating provider if we do not disclose certain events relating to our affiliates or for other reasons that could cause us to not be able to provide services to patients or prohibit us from billing for such services. If we are not reimbursed fully or in a timely manner for such services or there is a finding that we were incorrectly reimbursed, our revenue, cash flows and financial condition could be materially, adversely affected. In addition, we may choose to challenge certain GHC reimbursement decisions through administrative appeal mechanisms. Currently, many of those appeal pathways are backlogged and slow to provide resolution, further affecting our ability to collect reimbursement for services rendered.
In addition, adverse economic conditions could affect the timeliness and amounts received from our third-party and government payors which would impact our short-term liquidity needs.
Risks Related to our Capital Structure
Our current indebtedness and any future indebtedness could adversely affect us by reducing our flexibility to respond to changing business and economic conditions and expose us to interest rate risk to the extent of any variable rate debt. In addition, a certain portion of our interest expense may not be deductible.
As of December 31, 2020, our total indebtedness was $1.75 billion, all of which was at fixed interest rates, of which $0.75 billion was repaid in January 2021. We also had $900.0 million of additional borrowing capacity under our revolving line of credit which was subject to a variable interest rate. Other debt we incur also could be variable rate debt. In addition, the Tax Cuts and Jobs Act of 2017 places certain limitations on the deductibility of interest expense at a percentage of taxable income. If interest rates increase, any variable rate debt will create higher debt service requirements, and if interest expense increases beyond a specified percentage of taxable income, a portion of that interest expense may not be deductible for income tax purposes, which could adversely affect our results of operations and cash flows.
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
Risks Related to Labor
We may not be able to successfully recruit, onboard and retain qualified physicians and other clinicians and other personnel, and our compensation expense for existing clinicians and other personnel may increase.
We are dependent upon our ability to recruit and retain a sufficient number of qualified physicians and other clinicians and other personnel to service existing units at hospitals and our affiliated practices and expand our business. We compete with many types of healthcare providers, including teaching, research and government institutions, hospitals and health systems and other practice and services groups, for the services of qualified clinicians. We may not be able to continue to recruit new clinicians or other personnel or renew contracts with existing clinicians or other personnel on acceptable terms. We have and may seek to renew clinician contracts prior to their existing renewal date for various reasons, including to move clinicians to a different compensation structure. We may not be successful in these early renewal efforts, and further, clinical compensation may increase as a result of incremental compensation incentives that may be required by clinicians to agree to the change in compensation structure. In addition, the recruiting and onboarding process for certain of our physicians and other clinicians can take several months, or longer, to complete due to various requirements, including state licensing and hospital credentialing. In addition, if the demand exceeds the supply for physicians and other clinicians and personnel either in general or in specific markets, we could experience an increase in compensation expense, including premium pay and agency labor costs. If we are unable to recruit new physicians, renew contracts on acceptable terms or onboard physicians, clinicians and other personnel in a reasonable period of time, our ability to service existing or new hospital units and staff existing or new office-based practices could be adversely affected. In addition, if we experience a higher rate of growth in compensation expense, our business, financial condition, results of operations, cash flows and the trading price of our securities could be adversely affected.
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
Information Systems, Cybersecurity and Data Privacy Risks
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
In addition, information security risks have generally increased in recent years, and in particular during
COVID-19
because of new technologies and the increased activities of perpetrators of cyber-attacks resulting in the theft of protected health, business or financial information. Despite our layered security controls, experienced computer programmers and hackers have been and may be able to penetrate our information systems and may have and may be able to misappropriate or compromise sensitive patient or personnel information or proprietary or confidential information, create system disruptions or cause shutdowns. They also may be able to develop and deploy viruses, worms and other malicious software programs that disable our systems or otherwise exploit any security vulnerabilities. Outside parties may also attempt to fraudulently induce employees to take actions, including the release of confidential or sensitive information or to make fraudulent payments, through illegal electronic spamming, phishing or other tactics.

A failure in or breach of our information systems as a result of cyber-attacks or other tactics could disrupt our business, has and may result in the release or misuse of PHI, confidential or proprietary business information, and has or may cause financial loss, damage our reputation, increase our administrative expenses, and expose us to additional risk of liability to federal or state governments or individuals. Although we believe that we have reasonable and appropriate information security procedures and other safeguards in place, which are monitored and routinely tested internally and by external parties, as cyber threats continue to evolve, we have been and may be required to expend additional resources to continue to enhance our information security measures or to investigate and remediate any information security vulnerabilities. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service and loss of existing or potential customers and disruption of our operations, including, without limitation, our billing processes. In addition, breaches of our security measures and the unauthorized dissemination of patient healthcare and other sensitive information, proprietary or confidential information about us, our patients, clients or customers, or other third-parties, could expose such persons’ personal information to the risk of financial or medical identity theft or expose us or such persons to a risk of loss or misuse of this information, have resulted in litigation and potential liability for us, and could damage our brand and reputation or otherwise harm our business. Additionally, under certain circumstances, we could be excluded temporarily or permanently from certain commercial or GHC Programs. Any of these disruptions or breaches of security could have an adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.
We may experience difficulties implementing new technology, software and processes.
We are engaged in various implementation efforts for new technology, software and processes, including cloud-based solutions for an enterprise resource planning system (“ERP”) and telehealth support, among others. These solutions are designed to provide greater efficiency and flexibility across our enterprise. The ERP cloud-based solution implementation will require significant investments of human and financial resources. In implementing this and other solutions, we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of these solutions could adversely affect our ability to operate our business. While we have invested significant resources in planning and project management, unforeseen implementation issues may arise. In addition, our efforts to centralize various business processes and functions within our organization in connection with our system implementations may disrupt our operations. Any implementation issues or business operation disruptions could have a material effect on our business, financial condition, results of operations, cash flows, internal controls over financial reporting and the trading price of our securities.
Hospitals could limit our ability to use our management information systems in our units by requiring us to use their own management information systems.
Our management information systems are used to support our
day-to-day
operations and ongoing clinical research and business analysis. If a hospital prohibits us from using our own management information systems, it may interrupt the efficient operation of our information systems which, in turn, may limit our ability to operate important aspects of our business, including billing and reimbursement as well as research and education initiatives. This inability to use our management information systems at hospital locations may have an adverse effect on our business, financial condition, results of operations and cash flows.

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

•
Other federal and state laws restricting the use and protecting the privacy and security of personal information, including health information, many of which are not preempted by HIPAA, and certain states have proposed or enacted legislation that will create new data privacy and security obligations for certain entities, such as the California Consumer Protection Act (CCPA), as amended by the California Privacy Rights Act;

•	Federal and state consumer protection laws, including the Federal Trade Commission’s authority under Section 5; and

•	Federal and state laws regulating the conduct of research with human subjects.
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
In addition to the laws above, we may see more stringent state and federal privacy legislation in 2021 and beyond, including potential changes to HIPAA or the enactment of a federal privacy law, as the increased cyber-attacks during
COVID-19
have once again put a spotlight on data privacy and security in the U.S. and other jurisdictions. We cannot predict where new legislation might arise, the scope of such legislation, or the potential impact to our business and operations.
If we are alleged to not comply with existing or new laws, rules and regulations related to PHI or other personal information we could be subject to litigation and to sanctions that include monetary fines, civil or administrative penalties, civil damage awards or criminal penalties.
Risks Related to Competition and Consolidation
Our industry is highly competitive.
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
Further, consolidation within the healthcare industry could strengthen certain competitors that provide services to hospitals and other customers. Companies in other healthcare industry segments, some of which have greater financial and other resources than ours, may become competitors in providing neonatal, maternal-fetal or other pediatric subspecialty care. Additionally, we face competition from healthcare-focused and other private equity firms. We may not be able to continue to compete effectively in this industry, additional competitors may enter metropolitan areas where we operate, and this increased competition may have an adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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
As of February 12, 2021, we had 208 holders of record of our common stock, and the closing sales price on that date for our common stock was $28.25 per share. We believe that the number of beneficial owners of our common stock is greater than the number of record holders because a significant number of shares of our common stock is held through brokerage firms in “street name.”
Dividend Policy
We did not declare or pay any cash dividends on our common stock in 2020, 2019, or 2018. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, results of operations, capital requirements, our general financial condition, general business conditions and contractual restrictions on payment of dividends, if any, as well as such other factors as our Board of Directors may deem relevant. Our credit agreement (the “Credit Agreement”) imposes certain limitations on our ability to declare and pay cash dividends. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Liquidity and Capital Resources.”

Performance Graph
The following graph compares the cumulative total shareholder return on $100 invested on December 31, 2015 in our common stock against the cumulative total return of the S&P 500 Index, S&P 600 Health Care Index, and the NYSE Composite Index. The returns are calculated assuming reinvestment of dividends. The graph covers the period from December 31, 2015 through December 31, 2020. The stock price performance included in the graph is not necessarily indicative of future stock price performance.
The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

	Base Period	Years Ended December 31,
Company/Index	2015	2016	2017	2018	2019	2020
Mednax, Inc.	$100.00	$93.02	$74.57	$46.05	$38.78	$34.25
S&P 500 Index	$100.00	$109.54	$130.81	$122.65	$158.07	$183.77
S&P 600 Health Care	$100.00	$101.94	$137.09	$150.49	$180.79	$237.58
NYSE Composite Index	$100.00	$109.01	$126.28	$112.14	$137.16	$143.19
Issuer Purchases of Equity Securities
During the three months ended December 31, 2020, we did not repurchase any shares of our equity securities.
Recent Sales of Unregistered Equity Securities
During the three months ended December 31, 2020, we did not sell any unregistered shares of our equity securities.
Equity Compensation Plans
Information regarding equity compensation plans is set forth in Item 12 of this Form
10-K
and is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA
The following table includes selected consolidated financial data set forth as of and for each of the three years in the period ended December 31, 2020 on a comparable basis. The balance sheet data at December 31, 2020 and 2019, and the income statement data for the years ended December 31, 2020, 2019 and 2018, have been derived from the Consolidated Financial Statements included in this Form
10-K.
This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and the related notes included in Items 7 and 8, respectively, of this Form
10-K.
The selected consolidated financial data for the years ended December 31, 2017 and 2016 has not been restated to present our anesthesiology services medical group and radiology services medical group that were divested on May 6, 2020 and on December 15, 2020, respectively, as discontinued operations and is therefore not comparable. See Note 9 to the Consolidated Financial Statements for additional information on the divestiture of our anesthesiology services and radiology services medical groups.

(in thousands, except per share and other operating data)	2020	2019	2018	2017	2016
Consolidated Income Statement Data:
Net revenue	$1,733,951	$1,779,759	$1,723,107	$3,253,391	$3,183,159

Operating expenses:
Practice salaries and benefits	1,193,940	1,180,759	1,125,671	2,227,335	2,031,220
Practice supplies and other operating expenses	90,690	95,911	92,475	106,444	118,416
General and administrative expenses	248,947	244,512	232,218	385,864	372,572
Depreciation and amortization	28,441	25,931	24,355	78,856	89,264
Transformational and restructuring related expenses	73,801	60,890	—	—	—

Total operating expenses	1,635,819	1,608,003	1,474,719	2,798,499	2,611,472

Income from operations	98,132	171,756	248,388	454,892	571,687
Investment and other income	17,913	3,686	3,051	4,385	2,019
Interest expense	(110,482)	(118,928)	(92,945)	(74,556)	(63,092)
Equity in earnings of unconsolidated affiliates	1,585	2,270	7,714	952	3,185

Total non-operating expenses	(90,984)	(112,972)	(82,180)	(69,219)	(57,888)

Income from continuing operations before income taxes	7,148	58,784	166,208	385,673	513,799
Income tax provision	(16,728)	(16,576)	(44,694)	(80,231)	(189,203)

(Loss) income from continuing operations	(9,580)	42,208	121,514	305,442	324,596

(Loss) income from discontinued operations, net of tax	(786,908)	(1,539,910)	147,115	14,930	318

Net (loss) income	$(796,488)	$(1,497,702)	$268,629	$320,372	$324,914

Per Common and Common Equivalent Share Data:
(Loss) income from continuing operations:
Basic	$(0.11)	$0.50	$1.33	$3.31	—

Diluted	$(0.11)	$0.50	$1.33	$3.29	—

(Loss) income from discontinued operations:
Basic	$(9.44)	$(18.44)	$1.62	$0.16	—

Diluted	$(9.44)	$(18.33)	$1.60	$0.16	—

(in thousands, except per share and other operating data)	2020	2019	2018	2017	2016
Net (loss) income:
Basic	$(9.55)	$(17.94)	$2.95	$3.47	$3.52

Diluted	$(9.55)	$(17.83)	$2.93	$3.45	$3.49

Weighted average common shares:
Basic	83,395	83,495	91,104	92,431	92,422

Diluted	83,395	84,011	91,606	92,958	93,109

Other Operating Data:
Number of physicians at end of year	2,331	2,215	2,111	4,083	3,617
Number of births	773,313	792,040	793,918	808,465	807,285
NICU admissions	109,572	114,864	113,485	112,965	112,184
NICU patient days	1,942,487	2,014,166	1,977,516	1,990,521	1,977,204
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,123,843	$107,870	$40,774	$46,357	$55,698
Working capital	1,105,013	210,661	131,082	55,565	138,179
Total assets	3,347,948	4,145,901	5,937,481	5,160,065	5,339,400
Total liabilities	2,600,231	2,646,905	2,849,597	2,747,133	2,578,633
Borrowings under credit facility	—	—	739,500	1,110,500	963,500
Senior notes outstanding	1,750,000	1,750,000	1,250,000	750,000	750,000
Total equity	747,717	1,498,996	3,087,884	2,412,932	2,760,767

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
OVERVIEW
Mednax is a leading provider of physician services including newborn, maternal-fetal, pediatric cardiology and other pediatric subspecialty care. Our national network is comprised of affiliated physicians who provide clinical care in 39 states and Puerto Rico. At December 31, 2020, our national network comprised over 2,300 affiliated physicians, including 1,320 physicians who provide neonatal clinical care, primarily within hospital-based neonatal intensive care units (“NICUs”), to babies born prematurely or with medical complications. We have 425 affiliated physicians who provide maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network also includes other pediatric subspecialists, including 245 physicians providing pediatric intensive care, 100 physicians providing pediatric cardiology care, 175 physicians providing hospital-based pediatric care, 35 physicians providing pediatric surgical care and urology services, 10 physicians providing pediatric ear, nose and throat services, and five physicians providing pediatric ophthalmology services. Mednax divested its anesthesiology services medical group on May 6, 2020 and its radiology medical group on December 15, 2020.
Coronavirus Pandemic
(COVID-19)
COVID-19
and related “stay at home” and social distancing measures implemented across the country have significantly impacted demand for medical services provided by our affiliated clinicians. Beginning in mid-March
2020, we experienced a significant decline in the number of elective surgeries at the facilities where our affiliated clinicians provided anesthesia services. Much of this decline was due to the closure of operating suites or facilities following federal advisories to cancel non-urgent
procedures and the prohibition of such procedures by several states. Within our radiology service line, orders for radiological studies declined by a meaningful amount from historically normal levels, with much of this reduction focused in non-urgent
studies. We divested our anesthesiology and radiology services medical groups in May 2020 and December 2020, respectively, where operating results were significantly impacted by
COVID-19.
Our affiliated women’s and children’s office-based practices, which specialize in maternal-fetal medicine, pediatric cardiology, and numerous pediatric subspecialties, experienced a significant elevation of appointment cancellations compared to historical normal levels. We believe
COVID-19,
either directly or indirectly, has also had an impact on our NICU patient volumes, and there is no assurance that impacts from
COVID-19
will not further adversely affect our NICU patient volumes or otherwise adversely affect our NICU and related neonatology business. Overall, our operating results were significantly impacted by the
COVID-19
pandemic beginning in
mid-March
2020, but volumes did begin to normalize in May 2020 and substantially recovered during the months of June 2020 through December 2020.
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
We also implemented a variety of solutions across specialties to support clinicians and patients during
COVID-19,
including

•	Clinician Shortage Support: Pediatric clinicians are lending their expertise to help fulfill the need for added adult care.

•
Strengthening of Supply Chain: We helped to address the shortage of personal protective equipment (PPE) by partnering with vendors across industries to source high filtration respirators, surgical masks and other forms of PPE for protective use.

•
Expanded Virtual Care Offerings: Utilizing VSee, an internationally recognized telehealth platform, we have deployed a national multi-specialty virtual clinic to expand our telehealth offerings and make virtual care available to our clinical workforce, enabling continued patient consults and clinician collaboration while minimizing
COVID-19
exposure.

•
Early Virus Detection Using Cutting-Edge Imaging Diagnostic Tools: Our former radiology services medical group led early detection efforts through chest imaging and diagnosed one of the first
COVID-19
patients in the United States via chest computed tomography (“CT”), which showed findings consistent with a severe acute respiratory viral infection. In the absence of laboratory testing kits, chest CT can serve as a diagnostic tool.

•
Virtual Forum to Provide Clinician Support: To support frontline clinicians while abiding by social distancing recommendations, we have created a virtual doctors’ lounge for clinicians across specialties to connect and socialize in the absence of typical in-person
lounges, helping to boost morale and preserve a sense of normalcy.

We currently expect that
COVID-19
will continue to materially impact our financial results, but due to the rapidly evolving environment and continued uncertainties surrounding the timeline of and impacts from
COVID-19,
we are unable to predict the ultimate impact on our business, financial condition, results of operations, cash flows and the trading price of our securities at this time.
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing up to $100 billion in aid to the healthcare industry to reimburse healthcare providers for lost revenue and expenses attributable to
COVID-19.
The remaining $70 billion in aid is intended to focus on providers in areas particularly impacted by
COVID-19,
rural providers, providers of services with lower shares of Medicare reimbursement or who predominantly serve the Medicaid population, and providers requesting reimbursement for the treatment of uninsured Americans. It is unknown what, if any, portion of the remaining healthcare industry funding on the CARES Act our affiliated physician practices will qualify for and receive. The Department of Health and Human Services (“HHS”) is administering this program, and our affiliated physician practices within continuing operations have received an aggregate of approximately $22.0 million in relief payments during the year ended December 31, 2020. We have applications pending for certain affiliated physician practices for incremental relief beyond what has been received.
In addition, the CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. We utilized this deferral option throughout 2020.

Reclassifications
Reclassifications have been made to certain prior period financial statements and footnote disclosures to conform to the current period presentation, specifically to reflect the impact of our anesthesiology and radiology services medical groups being classified as discontinued operations. See – “Divestiture of the Anesthesiology Services Medical Group” and “Divestiture of the Radiology Services Medical Group” below.
2020 Acquisition Activity
During 2020, we completed the acquisition of one pediatric subspecialty practice. Based on our experience, we expect that we can improve the results of acquired physician practices through improved managed care contracting, improved collections, identification of growth initiatives and operating and cost savings based upon the significant infrastructure that we have developed.
Divestiture of the Anesthesiology Services Medical Group
On May 6, 2020, we entered into a securities purchase agreement with an affiliate of North American Partners in Anesthesia (“NAPA”) to divest our anesthesiology services medical group, and the transaction closed on May 6, 2020. Pursuant to the terms and conditions of the agreement, at the closing of the transaction, we received a cash payment of $50.0 million, subject to certain customary adjustments, as well as a contingent economic interest in NAPA with a value ranging from $0 to $250 million based upon the multiple of invested capital returned to NAPA’s owners upon exit of the investment. The operating results of the anesthesiology services medical group were reported as discontinued operations in our consolidated statements of income for the year ended December 31, 2020 and prior period financial statements have been presented on a consistent basis.
Divestiture of the Radiology Services Medical Group
On September 9, 2020, we entered into a securities purchase agreement with Radiology Partners, Inc. to divest our radiology services medical group, and the transaction closed on December 15, 2020. The purchase consideration was comprised of $885 million paid in cash at closing, subject to certain cash, minimum net working capital, indebtedness and other adjustments. The Company received approximately $865 million at closing and used a portion of the proceeds of the transaction to redeem its $750 million in outstanding principal amount of 5.25% senior notes due in 2023 (the “2023 Notes”) with a redemption date of January 7, 2021. The operating results of the radiology services medical group were reported as a component of discontinued operations, net of income taxes, in our consolidated statements of income for the year ended December 31, 2020 and prior period financial statements have been presented on a consistent basis.
Transformation and Restructuring Initiatives
Beginning in 2019, we developed a number of strategic initiatives across our organization, in both our shared services functions and our operational infrastructure, with a goal of generating improvements in our general and administrative expenses and our operational infrastructure. We had broadly classified these workstreams in four broad categories including practice operations, revenue cycle management, information technology and human resources. We have included the expenses, which in certain cases represent estimates, related to such activity on a separate line item in our consolidated statements. A significant amount of transformational and restructuring activities were related to our anesthesiology services medical group, which was divested in May 2020, and to a lesser extent our radiology services medical group, which was divested in December 2020. Beginning in April 2020, we reduced the scope of our transformation and restructuring related initiatives unless they were initiatives that provided essential support for our response to
COVID-19
or were critical to our continuing operations. Various expenses related to our executive management and board restructuring in 2020 were recorded as transformation and restructuring related expenses during the third and fourth quarters of 2020.

Common Stock Repurchase Programs
In July 2013, our Board of Directors authorized the repurchase of shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs. The share repurchase program allows us to make open market purchases from time-to-time
based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of our common stock to offset the dilutive impact from the issuance of shares, if any, related to our acquisition program. We did not repurchase any shares under this program during the twelve months ended December 31, 2020.
In August 2018, we announced that our Board of Directors had authorized the repurchase of up to $500.0 million of shares of our common stock in addition to our existing share repurchase program, of which $107.2 million remained available as of January 1, 2020. Under this share repurchase program, during the twelve months ended December 31, 2020, we repurchased 0.5 million shares of our common stock for $8.5 million to satisfy minimum statutory withholding obligations in connection with the vesting of restricted stock. As of December 31, 2020, $98.7 million remained available under this share repurchase program.
We may utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs.
General Economic Conditions and Other Factors
Our operations and performance depend significantly on economic conditions. Economic conditions in the United States (“U.S.”) have deteriorated, primarily as a result of
COVID-19,
and patient volumes have declined. During the year ended December 31, 2020, the percentage of our patient service revenue being reimbursed under government-sponsored healthcare programs (“GHC Programs”) increased as compared to the year ended December 31, 2019. This increase was more pronounced during the three months ended December 31, 2020. We could experience additional shifts toward GHC Programs if continued changes occur in economic behaviors or population demographics within geographic locations in which we provide services, including an increase in unemployment and underemployment as well as losses of commercial health insurance. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, due to the rising costs of managed care premiums and patient responsibility amounts, we may experience lower net revenue resulting from increased bad debt due to patients’ inability to pay for certain services. See Item 1A. Risk Factors, in this Form
10-K
for additional discussion on the general economic conditions in the United States and recent developments in the healthcare industry that could affect our business.
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
Despite the ACA going into effect over a decade ago, continuous legal and Congressional challenges to the law’s provisions and persisting uncertainty with respect to the scope and effect of certain provisions have made compliance costly. In 2017, Congress unsuccessfully sought to replace substantial parts of the ACA with different mechanisms for facilitating insurance coverage in the commercial and Medicaid markets. Congress may again attempt to enact substantial or target changes to the ACA in the future. Additionally, Centers for Medicare & Medicaid Services (“CMS”) has administratively revised a number of provisions and may seek to advance additional significant changes through regulation, guidance and enforcement in the future.

At the end of 2017, Congress repealed the part of the ACA that required most individuals to purchase and maintain health insurance or face a tax penalty, known as the individual mandate. In light of these changes, in December 2018, a federal district court in Texas declared that key portions of the ACA were inconsistent with the U.S. Constitution and that the entire ACA is invalid as a result. Several states appealed this decision, and in December 2019, a federal court of appeals upheld the district court’s conclusion that part of the ACA is unconstitutional but remanded for further evaluation whether in light of this defect the entire ACA must be invalidated. Democratic attorneys general and the House appealed the Fifth Circuit’s decision to the Supreme Court. On March 2, 2020, the Supreme Court agreed to hear the case, styled
California v. Texas
, during the
2020-21
term. Oral arguments took place on November 2, 2020 and while the Court has yet to issue its opinion, it is predicted that the Supreme Court will find that even if the individual mandate is struck down, that the rest of the ACA can continue. Nevertheless, we cannot say for certain what the Supreme Court’s decision will be or what impact, if any, it may have on our business. Changes resulting from these proceedings could have a material impact on our business. In the meantime, it also is possible that as a result of these actions, enrollment in healthcare exchanges could decline.
In late 2020 and early 2021, the results of the federal and state elections have changed which persons and parties occupy the Office of the President of the United States and control both chambers of Congress and many states’ governors and legislatures. The new Administration may propose sweeping changes to the U.S. healthcare system, including expanding government-funded health insurance options and replacing current healthcare financing mechanisms with systems that would be entirely administered by the federal government. Any legislative or administrative change to the current healthcare financing system could have a material adverse effect on our financial condition, results of operations, cash flows and the trading price of our securities.
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
The Medicare Access and CHIP Reauthorization Act
The Medicare Access and CHIP Reauthorization Act (“MACRA”) requires Medicare providers to choose to participate in one of two payment formulas, Merit-Based Incentive Payment System (“MIPS”) or Alternative

Payment Models (“APMs”). Beginning in 2020, MIPS allowed eligible physicians to receive incentive payments based on the achievement of certain quality and cost metrics, among other measures, and be reduced for those who are underperforming against those same metrics and measures. As an alternative, physicians can choose to participate in an advanced APM, and physicians who are meaningful participants in APMs will receive bonus payments from Medicare pursuant to the law. MACRA also remains subject to review and potential modification by Congress, as well as shifting regulatory requirements established by CMS. We currently anticipate that our affiliated physicians who are eligible to participate in the MIPS program will continue to be eligible to receive MIPS bonus payments, although the amounts of such bonus payments are not expected to be material. We will continue to operationalize the provisions of MACRA and assess any further changes to the law or additional regulations enacted pursuant to the law.
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
“Surprise” Billing Legislation
In late 2020, Congress enacted legislation intended to protect patients from “surprise” medical bills when services are furnished by providers who are not subject to contractual arrangements and payment limitations with the patient’s insurer. Effective January 1, 2022, patients will be protected from unexpected or “surprise” medical bills that could arise from out-of-network
emergency care provided at an
out-of-network
facility or at
in-network
facilities by
out-of-network
providers and
out-of-network
nonemergency care provided at
in-network
facilities without the patient’s informed consent. Many states have passed similar legislation, but the federal government has been working to enact a ban on surprise billing for quite some time.
Under the “No Surprises Act,” patients are only required to pay the in-network
cost-sharing amount, which will be determined through an established formula and will count toward the patient’s health plan deductible and out-of-pocket
cost-sharing limits. Providers will generally not be permitted to balance bill patients beyond this cost-sharing amount. An out-of-network
provider will only be permitted to bill a patient more than the in-network
cost-sharing amount for care if the provider gives the patient notice of the provider’s network status and delivers to the patient or their health plan an estimate of charges within certain specified timeframes, and obtains the patient’s written consent prior to the delivery of care. Providers that violate these surprise billing prohibitions may be subject to state enforcement action or federal civil monetary penalties.
These measures could limit the amount we can charge and recover for services we furnish where we have not contracted with the patient’s insurer, and therefore could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. Moreover, these measures could affect our ability to contract with certain payors and under historically similar terms and may cause, and the prospect of these changes may have caused, payors to terminate their contracts with us and our affiliated practices, further affecting our business, financial condition, results of operations, cash flows and the trading price of our securities. Should any relationships with payors continue on an out-of-network
basis, the No Surprises Act requires that rate disputes be resolved through binding arbitration, in which both the payor and provider submit a requested rate and the arbitrator selects one submission without hearing or modification of the selected request. These unpredictable results will bind both the provider and payor for a
90-day
period.

Medicare Sequestration
The Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012, required across-the-board
cuts (“sequestrations”) to Medicare reimbursement rates. These annual reductions of 2%, on average, apply to mandatory and discretionary spending through 2025. Unless Congress acts in the future to modify these sequestrations, Medicare reimbursements will be reduced by 2%, on average, annually. In connection with the CARES Act, the Medicare sequestrations were suspended beginning on May 1, 2020 through December 31, 2020. Aside from the suspension, the reduction in Medicare reimbursement rates is not expected to have a material adverse effect on our business, financial condition, results of operations, cash flows or the trading price of our securities as the services we provide that are reimbursed under Medicare programs are not material.
Geographic Coverage
During 2020, 2019, and 2018, approximately 62%, 52% and 59%, respectively, of our net revenue from continuing operations was generated by operations in our five largest states. During 2020, 2019 and 2018, our five largest states consisted of Texas, Florida, Georgia, California, and Washington. During 2020, 2019 and 2018, our operations in Texas accounted for approximately 29%, 28% and 28%, respectively, of our net revenue.
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
The following is a summary of our payor mix, expressed as a percentage of net revenue from continuing operations, exclusive of administrative fees and miscellaneous revenue, for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
Contracted managed care	68%	68%	67%
Government	27%	26%	26%
Other third-parties	4%	5%	6%
Private-pay patients	1%	1%	1%

	100%	100%	100%

The payor mix shown in the table above is not necessarily representative of the amount of services provided to patients covered under these plans. For example, the gross amount billed to patients covered under GHC Programs for the years ended December 31, 2020, 2019 and 2018 represented approximately 57% of our total gross patient service revenue. These percentages of gross revenue and the percentages of net revenue provided in the table above include the payor mix impact of acquisitions completed through December 31, 2020.

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

•
The majority of physician services provided by our office-based practices consist of office visits and scheduled procedures that occur during business hours. As a result, volumes at those practices fluctuate based on the number of business days in each calendar quarter.

•
A significant number of our employees and our associated professional contractors, primarily physicians, exceed the level of taxable wages for social security during the first and second quarters of the year. As a result, we incur a significantly higher payroll tax burden and our net income is lower during those quarters.

We have significant fixed operating costs, including physician compensation, and, as a result, are highly dependent on patient volume and capacity utilization of our affiliated professional contractors to sustain profitability. Additionally, quarterly results may be affected by the timing of acquisitions and fluctuations in patient volume. As a result, the operating results for any quarter are not necessarily indicative of results for any future period or for the full year. Our unaudited quarterly results are presented in further detail in Note 20 to our Consolidated Financial Statements in this Form
10-K.
Application of Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires estimates and assumptions that affect the reporting of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. Note 3 to our Consolidated Financial Statements provides a summary of our significant accounting policies, which are all in accordance with GAAP. Certain of our accounting policies are critical to understanding our Consolidated Financial Statements because their application requires management to make assumptions about future results and depends to a large extent on management’s judgment, because past results have fluctuated and are expected to continue to do so in the future.
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
Accordingly, patient service revenue is presented net of an estimated provision for contractual adjustments and uncollectibles. Management estimates allowances for contractual adjustments and uncollectibles on accounts receivable based upon historical experience and other factors, including days sales outstanding (“DSO”) for accounts receivable, evaluation of expected adjustments and delinquency rates, past adjustments and collection experience in relation to amounts billed, an aging of accounts receivable, current contract and reimbursement terms, changes in payor mix and other relevant information. Collection of patient service revenue we expect to receive is normally a function of providing complete and correct billing information to the GHC Programs and third-party insurance payors within the various filing deadlines and typically occurs within 30 to 60 days of billing. Contractual adjustments result from the difference between the physician rates for services performed and the reimbursements by GHC Programs and third-party insurance payors for such services. The evaluation of these historical and other factors involves complex, subjective judgments. On a routine basis, we compare our cash collections to recorded net patient service revenue and evaluate our historical allowance for contractual adjustments and uncollectibles based upon the ultimate resolution of the accounts receivable balance. These procedures are completed regularly in order to monitor our process of establishing appropriate reserves for contractual adjustments. We have not recorded any material adjustments to prior period contractual adjustments and uncollectibles in the years ended December 31, 2020, 2019, or 2018.
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
DSO is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Any significant change in our DSO results in additional analyses of outstanding accounts receivable and the associated reserves. We calculate our DSO using a three-month rolling average of net revenue. Our net revenue, net income and operating cash flows may be materially and adversely affected if actual adjustments and uncollectibles exceed management’s estimated provisions as a result of changes in these factors. As of December 31, 2020, our DSO was 52.3 days. We had approximately $1.03 billion in gross accounts receivable for continuing operations outstanding at December 31, 2020, and considering this outstanding balance, based on our historical experience, a reasonably likely change of 0.5% to 1.50% in our estimated collection rate would result in an impact to net revenue of $4.9 million to $14.7 million. The impact of this change does not include adjustments that may be required as a result of audits, inquiries and investigations from government authorities and agencies and other third-party payors that may occur in the ordinary course of business. See Note 19 to our Consolidated Financial Statements in this Form
10-K.
Professional Liability Coverage
We maintain professional liability insurance policies with third-party insurers generally on a claims-made basis, subject to self-insured retention, exclusions and other restrictions. Our self-insured retention under our professional liability insurance program is maintained primarily through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Liabilities for claims incurred but not reported are not discounted. The average lag period from the date a claim is reported to the date it reaches final settlement is approximately four years, although the facts and circumstances of individual claims could result in lag periods that vary from this average. Our actuarial assumptions incorporate multiple complex methodologies to determine the best liability estimate for claims incurred but not reported and the future development of known claims, including methodologies that focus on industry trends, paid loss development, reported loss development and industry-based expected pure premiums. The most significant assumptions used in the estimation process include the use of loss development factors to determine the future emergence of claim liabilities, the use of frequency and trend factors to estimate the impact of economic, judicial and social changes affecting claim costs, and assumptions regarding legal and other costs associated with the ultimate settlement of claims. The key assumptions used in our actuarial valuations are subject to constant adjustments as a result of changes in our actual loss history and the movement of projected emergence patterns as claims develop. We evaluate the need for professional liability insurance reserves in excess of amounts estimated in our actuarial valuations on a routine basis, and as of December 31, 2020, based on our historical experience for continuing operations, a reasonably likely change of 2% to 6% in our estimates would result in an increase or decrease to net income of $1.2 million to $4.3 million. However, because many factors can affect historical and future loss patterns, the determination of an appropriate professional liability reserve involves complex, subjective judgment, and actual results may vary significantly from estimates.
Goodwill
We record acquired assets, including identifiable intangible assets and liabilities at their respective fair values, recording to goodwill the excess of purchase price over the fair value of the net assets acquired. We test goodwill for impairment at a reporting unit level on an annual basis, and more frequently if impairment indicators exist. We may elect to perform a qualitative assessment, focused on various factors including macroeconomic conditions, market trends, specific reporting unit financial performance and other entity specific events, to determine if it is more likely than not that the fair value of our single reporting unit exceeds its carrying value, including goodwill. We may also bypass the qualitative assessment and perform a quantitative test. The quantitative test focuses on income and market-based valuation approaches to determine the fair value of reporting units. These approaches focus on various significant assumptions, including the weighted average cost of capital discount factor, revenue growth rates and market multiples for revenue and earnings before interest, taxes and depreciation and amortization (“EBITDA”). We consider the economic outlook for the healthcare services industry and various other factors during both the qualitative and quantitative testing process, including hospital and physician contract changes, local market developments, changes in third-party payor payments, and other publicly available information.
Other Matters
Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of our Consolidated Financial Statements. For example, our Consolidated Financial Statements are presented on a consolidated basis with our affiliated professional contractors because we or one of our subsidiaries have entered into management agreements with our affiliated professional contractors meeting the “controlling financial interest” criteria set forth in accounting guidance for consolidations. Our management agreements are further described in Note 3 to our Consolidated Financial Statements in this Form
10-K.
The policies described in Note 3 often require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance and are frequently reexamined by accounting standards setters and regulators. See “New Accounting Pronouncements” below for matters that may affect our accounting policies in the future.
Non-GAAP
Measures
In our analysis of our results of operations, we use certain non-GAAP
financial measures. We have incurred certain expenses related to transformational and restructuring related expenses that are expected to be project-based and periodic in nature. Accordingly, beginning with the first quarter of 2019, we began reporting Adjusted earnings before interest, taxes and depreciation and amortization from continuing operations, defined as income (loss) from continuing operations before interest, taxes, depreciation and amortization, and transformational and restructuring related expenses. Adjusted earnings per share (“Adjusted EPS”) from continuing operations has also been further adjusted for these items and beginning with the first quarter of 2019 consists of diluted income (loss) from continuing operations per common and common equivalent share adjusted for amortization expense, stock-based compensation expense and transformational and restructuring related expenses. Adjusted EPS from continuing operations has been further adjusted to reflect the impacts from discrete tax events.
We believe these measures, in addition to income (loss) from continuing operations, net income (loss) and diluted net income (loss) from continuing operations per common and common equivalent share, provide investors with useful supplemental information to compare and understand our underlying business trends and performance across reporting periods on a consistent basis. These measures should be considered a supplement to, and not a substitute for, financial performance measures determined in accordance with GAAP. In addition, since these non-GAAP
measures are not determined in accordance with GAAP, they are susceptible to varying calculations and may not be comparable to other similarly titled measures of other companies
For a reconciliation of each of Adjusted EBITDA from continuing operations and Adjusted EPS from continuing operations to the most directly comparable GAAP measures for the years ended December 31, 2020, 2019 and 2018, refer to the tables below (in thousands, except per share data).

	Years Ended December 31,
	2020	2019	2018
(Loss) income from continuing operations	$(9,580)	$42,208	$121,514
Interest expense	110,482	118,928	92,945
Income tax provision	16,728	16,576	44,694
Depreciation and amortization	28,441	25,931	24,355
Transformational and restructuring related expenses	73,801	60,890	—

Adjusted EBITDA from continuing operations	$219,872	$264,533	$283,508

	Years Ended December 31,
	2020		2019		2018
Weighted average diluted shares outstanding	83,395		84,011		91,606
(Loss) income from continuing operations and diluted (loss) income from continuing operations per share	$(9,580)	$(0.11)	$42,208	$0.50	$121,514	$1.33
Adjustments (1) :
Amortization (net of tax of $2,294, $1,814 and $1,701)	6,882	0.08	5,442	0.06	5,102	0.05
Stock-based compensation (net of tax of $5,281, $8,353 and $9,099)	15,843	0.19	25,057	0.30	27,297	0.30
Transformational and restructuring related expenses (net of tax of $18,450 and $15,222)	55,351	0.66	45,668	0.55	—	—
Net impact from discrete tax events	10,541	0.13	(455)	(0.01)	212	—

Adjusted income and diluted EPS from continuing operations	$79,037	$0.95	$117,920	$1.40	$154,125	$1.68

(1)	The statutory tax rate of 25% was used to calculate the tax effects of the adjustments for the years ended December 31, 2020, 2019 and 2018, respectively.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain information related to our continuing operations expressed as a percentage of our net revenue:

	Years Ended December 31,
	2020	2019	2018
Net revenue	100.0%	100.0%	100.0%

Operating expenses:
Practice salaries and benefits	68.9	66.3	65.3
Practice supplies and other operating expenses	5.2	5.4	5.4
General and administrative expenses	14.4	13.7	13.5
Depreciation and amortization	1.6	1.5	1.4
Transformational and restructuring related expenses	4.2	3.4	—

Total operating expenses	94.3	90.3	85.6

Income from operations	5.7	9.7	14.4
Non-operating expense, net	(5.3)	(6.4)	(4.7)

Income from continuing operations before income taxes	0.4	3.3	9.7
Income tax provision	(1.0)	(0.9)	(2.6)

(Loss) income from continuing operations	(0.6)%	2.4%	7.1%
Year Ended December 31, 2020 as Compared to Year Ended December 31, 2019
Our net revenue attributable to continuing operations was $1.73 billion for the year ended December 31, 2020, as compared to $1.78 billion for 2019. The decrease in revenue of $45.8 million, or 2.6%, was primarily attributable to the unfavorable impacts from
COVID-19
on same-unit revenue, driven by declines in volume, partially offset by an increase in revenue from net acquisitions. Same units are those units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue declined by $66.6 million, or 3.8%. The decline in same-unit net revenue was comprised of a decrease of $89.0 million, or 5.1%, related to patient service volumes, partially offset by a net increase of $22.4 million, or 1.3%, from net reimbursement-related factors. The decrease in revenue from patient service volumes was primarily related to a decline across all our services, primarily as a result of
COVID-19.
The net increase in revenue related to net reimbursement-related factors was primarily due to approximately $22.0 million in CARES Act relief, an increase in administrative fees received from our hospital partners and modest improvements in managed care contracting.
Practice salaries and benefits attributable to continuing operations increased $13.2 million, or 1.1%, to $1.19 billion for the year ended December 31, 2020, as compared to $1.18 billion for 2019. The increase was comprised of $13.2 million from salaries and a net nominal change in benefits and incentive compensation, primarily reflecting increases in malpractice expense almost entirely offset by decreases in incentive compensation expense. We anticipate that we will experience a higher rate of growth in clinician compensation expense at our existing units over historic averages, which could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our securities.
Practice supplies and other operating expenses attributable to continuing operations decreased $5.2 million, or 5.4%, to $90.7 million for the year ended December 31, 2020, as compared to $95.9 million for 2019. The decrease was primarily attributable to decreases in other practice operating expenses as compared to the prior year, primarily related to decreased activity across many expense categories such as travel, office expenses and professional services resulting from impacts of
COVID-19,
partially offset by increases in supplies and other operating expenses related to acquisitions.

General and administrative expenses attributable to continuing operations primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically identifiable to the day-to-day
operations of our physician practices and services. General and administrative expenses were $248.9 million for the year ended December 31, 2020, as compared to $244.5 million for 2019. The increase of $4.4 million is primarily related to legal and professional services fees, partially offset by decreases in compensation from net staffing reductions primarily resulting from cost mitigation for
COVID-19.
General and administrative expenses as a percentage of net revenue was 14.4% for the year ended December 31, 2020, as compared to 13.7% for 2019. Certain general and administrative expenses related to corporate overhead represent various support services provided across the company, including approximately $18 million in costs related to support for the anesthesiology services medical group divested in May 2020 through a transition services agreement and to a much lesser extent the recently divested radiology services medical group. Because a portion of such expenses were previously allocated to but not specifically identifiable to the anesthesiology services medical group, they are required to be presented as continuing operations. Therefore, general and administrative expenses do not reflect potential general and administrative cost savings that may be achieved in future periods.
Transformational and restructuring related expenses attributable to continuing operations were $73.8 million for the year ended December 31, 2020, as compared to $60.9 million for 2019. Approximately $33.6 million of the expenses incurred during the year ended December 31, 2020 were for external consulting costs for various process improvement and restructuring initiatives and approximately $31.9 million were for compensation-related expenses resulting from the restructuring changes in executive management and the board of directors, with the remainder for position eliminations and contract termination and other fees. Beginning in April 2020, we reduced the scope of our transformation and restructuring related initiatives unless they were initiatives critical to our business operations or those that provide essential support for our response to
COVID-19.
Various activities related to executive management and board of directors restructuring were recorded as transformational and restructuring related expenses during the year ended December 31, 2020.
Depreciation and amortization expense attributable to continuing operations was $28.4 million for the year ended December 31, 2020, as compared to $25.9 million for 2019. The increase is primarily related to the amortization of intangible assets related to acquisitions.
Income from operations attributable to continuing operations decreased $73.7 million, or 42.9%, to $98.1 million for the year ended December 31, 2020, as compared to $171.8 million for 2019. Our operating margin was 5.7% for the year ended December 31, 2020, as compared to 9.7% for the same period in 2019. The decrease in our operating margin was primarily due to a decrease in revenue related to
COVID-19
and increases in transformation and restructuring related expenses and practice salaries and benefits. Excluding transformation and restructuring expenses, our income from operations attributable to continuing operations for the years ended December 31, 2020 and 2019 was $171.9 million and $232.7 million, respectively, and our operating margin was 9.9% and 13.1%, respectively. We believe excluding the impacts from the transformational and restructuring related activity provides a more comparable view of our operating income and operating margin from continuing operations; however, this comparison is affected by the unfavorable impacts from
COVID-19
during 2020.
Total
non-operating
expenses attributable to continuing operations were $91.0 million for the year ended December 31, 2020, as compared to $113.0 million for 2019. The decrease in non-operating
expenses was primarily related to an increase in other income related to the transition services being provided to the buyers of our divested medical groups and a decrease in interest expense, primarily due to lower average borrowings under our Credit Agreement, partially offset by a decrease in equity earnings resulting from the impacts to the underlying joint venture from
COVID-19
and the settlement of a litigation matter.
Our effective income tax rate attributable to continuing operations of 234.0% is not meaningful as calculated for the year ended December 31, 2020 due to the decline in pre-tax
income, primarily due to the impacts from our transformational and restructuring related expenses and
COVID-19.
Our effective income tax rate attributable to continuing operations was 28.2% for the year ended December 31, 2019.

Loss from continuing operations was $9.6 million for the year ended December 31, 2020, as compared to income from continuing operations of $42.2 million for 2019. Adjusted EBITDA from continuing operations was $219.9 million for the year ended December 31, 2020, as compared to $264.5 million for 2019.
Diluted loss from continuing operations per common and common equivalent share was $0.11 on weighted average shares outstanding of 83.4 million for the year ended December 31, 2020, as compared to diluted income per common and common equivalent share of $0.50 on weighted average shares outstanding of 84.0 million for 2019. Adjusted EPS from continuing operations was $0.95 for the year ended December 31, 2020, as compared to $1.40 for 2019.
Loss from discontinued operations, net of tax, was $786.9 million for the year ended December 31, 2020, as compared to loss from discontinued operations of $1.54 billion for 2019. Diluted loss from discontinued operations per common and common equivalent share was $9.44 for the year ended December 31, 2020, as compared to a diluted loss from discontinued operations per common and common equivalent share of $18.33 for 2019.
Net loss was $796.5 million for the year ended December 31, 2020, as compared to a net loss of $1.50 billion for 2019. Diluted net loss per common and common equivalent share was $9.55 for the year ended December 31, 2020, as compared to $17.83 for 2019.
Year Ended December 31, 2019 as Compared to Year Ended December 31, 2018
Our net revenue attributable to continuing operations was $1.78 billion for the year ended December 31, 2019, as compared to $1.72 billion for 2018. The increase in revenue of $56.7 million, or 3.3%, was primarily attributable to an increase in same-unit net revenue as well as an increase in revenue from net acquisitions. Same units are those units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue grew by $34.7 million, or 2.1%, in the year ended December 31, 2019, as compared to the same period in 2018. The increase in same-unit net revenue was comprised of a net increase of $26.5 million, or 1.6%, related to patient service volumes and a net increase of $8.2 million, or 0.5%, from net reimbursement-related factors. The increase in revenue from patient service volumes was primarily related to growth across almost all of our services, driven by growth in neonatology and other pediatric services, including newborn nursery. The net increase in revenue related to net reimbursement-related factors was primarily due to modest increases from managed care contracting and an increase in administrative fees received from our hospital partners.
Practice salaries and benefits attributable to continuing operations increased $55.1 million, or 4.9%, to $1.18 billion for the year ended December 31, 2019, as compared to $1.13 billion for 2018. This increase was primarily attributable to increased costs associated with physicians and other staff to support organic growth initiatives and growth at our existing units, as well as increases in malpractice expense due to unfavorable trends in claims experience. We anticipate that we will continue to experience a higher rate of growth in clinician compensation expense and malpractice expense at our existing units over historic averages, which could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our securities.
Practice supplies and other operating expenses attributable to continuing operations increased $3.4 million, or 3.7%, to $95.9 million for the year ended December 31, 2019, as compared to $92.5 million for 2018. The increase was primarily attributable to increases in other practice operating expenses as compared to the prior year.
General and administrative expenses attributable to continuing operations primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day
operations of our physician practices and services. General and administrative expenses were

$244.5 million for the year ended December 31, 2019, as compared to $232.2 million for 2018. General and administrative expenses as a percentage of net revenue was 13.7% for the year ended December 31, 2019, as compared to 13.5% for the same period in 2018.
Transformational and restructuring related expenses attributable to continuing operations were $60.9 million for the year ended December 31, 2019 of which $40.3 million was related to external consulting costs for various process improvement and restructuring initiatives, $17.6 million was related to severance benefits for eliminated positions and $3.0 million was associated with contract terminations and other such activities.
Depreciation and amortization expense attributable to continuing operations was $25.9 million for the year ended December 31, 2019, as compared to $24.4 million for 2019. The increase is primarily related to the amortization of intangible assets related to acquisitions.
Income from operations attributable to continuing operations was $171.8 million for the year ended December 31, 2019, as compared to income from operations attributable to continuing operations of $248.4 million for 2018. Our operating margin was 9.7% for the year ended December 31, 2019, as compared to 14.4% for 2018. The decrease in our operating margin was primarily due to higher operating expense growth, including transformation and restructuring expenses, combined with lower revenue growth. Excluding the transformation and restructuring expenses, our income from operations attributable to continuing operations was $232.7 million, and our operating margin was 13.1%. We believe excluding the impacts from the transformational and restructuring activity provides a more comparable view of our operating income and operating margin from continuing operations.
Net
non-operating
expenses attributable to continuing operations were $113.0 million for the year ended December 31, 2019, as compared to $82.2 million for 2018. The net increase of $30.8 million, or 37.5%, was primarily related to an increase in interest expense related to a higher average interest rate on our outstanding debt, driven by the incremental senior notes issuances in late 2018 and early 2019.
Our effective income tax rate attributable to continuing operations was 28.2% and 26.9% for the years ended December 31, 2019 and 2018, respectively.
Income from continuing operations was $42.2 million for the year ended December 31, 2019, as compared to income from continuing operations of $121.5 million for 2018. Adjusted EBITDA from continuing operations was $264.5 million for the year ended December 31, 2019, as compared to $283.5 million for the same period in 2018.
Diluted income from continuing operations per common and common equivalent share was $0.50 on weighted average shares outstanding of 84.0 million for the year ended December 31, 2019, as compared to diluted income from continuing operations of $1.33 on weighted average shares outstanding of 91.6 million for 2018. Adjusted EPS from continuing operations was $1.40 for the year ended December 31, 2019, as compared to $1.68 for 2018. The decrease of 7.6 million in our weighted average shares outstanding is primarily due to the impact of shares repurchased under a 2018 accelerated share repurchase program and through open market repurchase activity in 2018 and 2019.
Loss from discontinued operations, net of tax, was $1.54 billion for the year ended December 31, 2019, reflecting the preliminary loss on the divestiture of MedData and a non-cash
goodwill impairment charge recorded during the year ended December 31, 2019 primarily related to the anesthesiology medical group, as compared to income from discontinued operations, net of tax, of $147.1 million for 2018. Diluted loss from discontinued operations per common and common equivalent share was $18.33 for the year ended December 31, 2019, as compared to diluted income from discontinued operations per common and common equivalent share of $1.60 for 2018.

Net loss was $1.50 billion for the year ended December 31, 2019, as compared to net income of $268.6 million for 2018. Diluted net loss per common and common equivalent share was $17.83 for the year ended December 31, 2019, as compared to diluted net income per common and common equivalent share of $2.93 for 2018.
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2020, we had $1.12 billion of cash and cash equivalents attributable to continuing operations as compared to $107.9 million at December 31, 2019. Additionally, we had working capital attributable to continuing operations of $1.11 billion at December 31, 2020, an increase of $894.4 million from our working capital from continuing operations of $210.7 million at December 31, 2019. The increase in cash and working capital relates primarily to the net proceeds of $865.0 million received in December 2020 from the divestiture of the radiology services medical group, of which approximately $764.0 million was used to redeem our 2023 Notes in January 2021.
Cash Flows
Cash provided by (used in) operating, investing and financing activities from continuing operations is summarized as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Operating activities	$153,888	$74,091	$59,021
Investing activities	(58,346)	(50,240)	(84,664)
Financing activities	(2,910)	(384,110)	(169,255)
Operating Activities
We generated cash flow from operating activities for continuing operations of $153.9 million, $74.1 million and $59.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. The net increase in cash flow provided of $79.8 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily due to an increase in cash flow from deferred income taxes and income taxes payable as well as accounts receivable, partially offset by a decrease in cash from lower earnings and changes in prepaid expenses and other assets.
During the year ended December 31, 2020, cash flow from accounts receivable for continuing operations was $37.9 million, as compared to $6.5 million for the same period in 2019. The increase in cash flow from accounts receivable for the year ended December 31, 2020 was primarily due to decreases in ending accounts receivable balances at existing units due to timing of cash collections.
DSO is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO for continuing operations was 52.3 days at December 31, 2020 as compared to 51.0 days at December 31, 2019.
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

We generated cash flow from operating activities for continuing operations of $74.1 million and $59.0 million for the years ended December 31, 2019 and 2018, respectively. The net increase in cash flow was primarily related to increases in cash flow from accounts receivable and a combination of favorable impacts from lower tax payments in 2019 and a decrease in cash flow in 2018 for tax payments made in the first quarter of 2018 for 2017 taxes that were deferred by the Internal Revenue Service for companies impacted by the 2017 hurricanes. Cash flow from operating activities in 2019 was also impacted by cash payments made for transformation and restructuring related expenses. Cash flow for the year ended December 31, 2018 was impacted by a decrease in cash flow from income taxes payable resulting from tax payments made in the first quarter of 2018 for 2017 taxes that were deferred by the Internal Revenue Service for companies impacted by the 2017 hurricanes, as well as a net decrease in cash flow related to accounts receivable, partially offset by an increase in cash flow related to changes in deferred taxes.
Investing Activities
During the year ended December 31, 2020, our net cash used in investing activities for continuing operations of $58.3 million consisted primarily of capital expenditures of $28.8 million and net purchases of investments of $28.4 million.
Financing Activities
During the year ended December 31, 2020, our net cash used in financing activities for continuing operations of $2.9 million primarily consisted of the repurchase of $8.5 million of our common stock and payments of $1.2 million for capital leases, partially offset by proceeds from the issuance of common stock of $7.0 million.
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
At December 31, 2020, we had no outstanding principal balance on our Credit Agreement. We had outstanding letters of credit of $0.1 million which reduced the amount available on our Credit Agreement to $899.9 million at December 31, 2020, after giving effect to the temporary reduction of the capacity of our Credit Agreement described above through September 30, 2021.
At December 31, 2020, we had an outstanding principal balance of $750.0 million on our 5.25% senior unsecured notes due 2023 (the “2023 Notes”) and an outstanding principal balance of $1.0 billion on our 6.25% senior unsecured notes due 2027 (the “2027 Notes”). On January 7, 2021, we redeemed the outstanding principal balance of $750.0 million on our 2023 Notes. Our obligations under the 2023 Notes were, and the 2027 Notes are, guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee our Credit Agreement. Interest on the 2023 Notes accrued at the rate of 5.25% per annum, or $39.4 million, and was payable semi-annually in arrears on June 1 and December 1. Interest on the 2027 Notes accrues at the rate of 6.25% per annum, or $62.5 million, and is payable semi-annually in arrears on January 15 and July 15.
The indenture under which the 2027 Notes are issued, among other things, limits our ability to (1) incur liens and (2) enter into sale and lease-back transactions, and also limits our ability to merge or dispose of all or substantially all of our assets, in all cases, subject to a number of customary exceptions. Although we are not required to make mandatory redemption or sinking fund payments with respect to the 2027 Notes, upon the occurrence of a change in control of Mednax, we may be required to repurchase the 2027 Notes at a purchase price equal to 101% of the aggregate principal amount of the 2027 Notes repurchased plus accrued and unpaid interest.
At December 31, 2020, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under the Credit Agreement and the 2023 Notes and the 2027 Notes.
The exercise of employee stock options and the purchase of common stock by participants in our 1996
Non-Qualified
Employee Stock Purchase Plan, as amended (the “ESPP”), and our 2015
Non-Qualified
Stock Purchase Plan (the “SPP”) generated cash proceeds of $7.0 million, $11.3 million and $16.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. Because stock option exercises and purchases under the ESPP and SPP are dependent on several factors, including the market price of our common stock, we cannot predict the timing and amount of any future proceeds.
We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at December 31, 2020 was $315.9 million, of which $50.6 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet. In addition, there is a corresponding insurance receivable of $61.4 million recorded as a component of other assets for certain professional liability claims that are covered by insurance policies.
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
10-K.
CONTRACTUAL OBLIGATIONS
At December 31, 2020, we had the following obligations and commitments (in thousands):

	Payments Due
Obligation	Total	2021	2022 and 2023	2024 and 2025	2026 and Later
Senior notes (1)	$2,137,901	$823,004	$125,000	$125,000	$1,064,897
Operating leases	64,727	19,681	28,981	12,187	3,878

	$2,202,628	$842,685	$153,981	$137,187	$1,068,775

(1)
Amounts include interest payments at the applicable rate as of December 31, 2020 and assumed the amount outstanding under our 2023 Notes were paid on the early redemption date of January 7, 2021, including the early redemption premium, and the 2027 Notes will be paid on their maturity date of January 15, 2027.

At December 31, 2020, our total liability for uncertain tax positions was $7.2 million, all of which is included within other liabilities on our Consolidated Balance Sheets. The timing and amount of future cash flows for each year beyond 2020 cannot be reasonably estimated. See Note 14 to our Consolidated Financial Statements in this Form
10-K
for more information regarding our uncertain tax positions.
OFF-BALANCE
SHEET ARRANGEMENTS
We did not have any
off-balance
sheet arrangements as of December 31, 2020 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
NEW ACCOUNTING PRONOUNCEMENTS
In December 2019, accounting guidance related to income taxes was issued with the goal of enhancing and simplifying various aspects of the income tax accounting guidance, including requirements related to hybrid tax regimes, deferred taxes on step-up
in tax basis of goodwill obtained in a transaction that is not a business combination, separate financial statements of entities not subject to tax, the intraperiod tax allocation exception to the incremental approach, deferred tax liabilities on outside basis differences, and interim-period accounting for enacted changes in tax law and certain year-to-date
loss limitations. The guidance became effective for us on January 1, 2021. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements and related disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We intend to manage interest rate risk through the use of a combination of fixed rate and variable rate debt. We borrow under our Credit Agreement at various interest rate options based on the Alternate Base Rate or LIBOR rate depending on certain financial ratios. At December 31, 2020, we had no outstanding borrowings on our Credit Agreement.

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
INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Mednax, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Mednax, Inc and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in
Internal Control—Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in
Internal Control—Integrated Framework
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Patient Services Accounts Receivable – Allowance for Contractual Adjustments and Uncollectibles
As described in Notes 3 and 5 to the consolidated financial statements, patient service revenue is recognized at the time services are provided by the Company’s affiliated physicians. Payments for services rendered are generally less than billed charges. Contractual adjustments result from the difference between the physician rates for services performed and the reimbursements by third-party payors for such services. Patient service revenue is presented net of an estimated provision for contractual adjustments and uncollectibles. Management estimates the allowance for contractual adjustments and uncollectibles on accounts receivable based upon historical experience and other factors, including days sales outstanding for accounts receivable, evaluation of expected adjustments and delinquency rates, past adjustments and collection experience in relation to amounts billed, an aging of accounts receivable, current contract and reimbursement terms, changes in payor mix and other relevant information. Patient services accounts receivable makes up a significant portion of the Company’s consolidated net accounts receivable balance of $241.9 million as of December 31, 2020.
The principal considerations for our determination that performing procedures relating to valuation of patient services accounts receivable—allowance for contractual adjustments and uncollectibles is a critical audit matter is the significant judgment by management to determine the estimated allowance to adjust the patient services accounts receivable to the amount that will be collected in the future under the terms of third-party payor contracts, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the audit evidence obtained related to the valuation of patient services accounts receivable.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of patient accounts receivable, which included controls over management’s model, data, and assumptions used to estimate the allowance for contractual adjustments and uncollectibles from third parties. These procedures also included, among others, (i) evaluating management’s process for developing the allowance for contractual adjustments and uncollectibles; (ii) testing the completeness and accuracy of underlying data used in the model; (iii) evaluating the historical accuracy of management’s process for developing the estimate of the amount which will ultimately be collected by comparing actual cash collections to the previously recorded patient services accounts receivable; and (iv) developing an independent expectation of the amount expected to be collected by management. Developing an independent expectation involved calculating the percentage of cash collections as compared to the recorded patient services accounts receivable balance as of the end of the prior year and comparing that percentage to management’s collection expectation used to determine the current year allowance for contractual adjustments and uncollectibles.

PricewaterhouseCoopers LLP
Miami, Florida
February 18, 2021
We have served as the Company’s auditor since 1999.

MEDNAX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,123,843	$107,870
Short-term investments	104,870	74,510
Accounts receivable, net	241,931	434,266
Prepaid expenses	16,898	17,108
Other current assets	61,806	11,837
Assets held for sale	—	85,916

Total current assets	1,549,348	731,507

Assets held for sale	—	1,641,580
Property and equipment, net	76,191	72,677
Goodwill	1,477,968	1,479,850
Intangible assets, net	26,642	28,587
Operating and finance lease right-of-use assets	55,972	56,413
Deferred income tax assets	54,472	86,644
Other assets	107,355	48,643

Total assets	$3,347,948	$4,145,901

LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued expenses	$423,157	$410,637
Current portion of finance lease liabilities	2,219	—
Current portion of operating lease liabilities	18,933	18,254
Income taxes payable	26	6,039
Liabilities held for sale	—	106,888

Total current liabilities	444,335	541,818
Liabilities held for sale	—	46,005
Long-term debt and finance lease liabilities, net	1,742,586	1,730,238
Long-term operating lease liabilities	40,970	44,643
Long-term professional liabilities	265,274	204,914
Deferred income tax liabilities	61,746	56,468
Other liabilities	45,320	22,819

Total liabilities	2,600,231	2,646,905

Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000 shares authorized; 85,593 and 84,248 shares issued and outstanding, respectively	856	842
Additional paid-in capital	1,029,453	987,942
Accumulated other comprehensive income	3,530	78
Retained (deficit) earnings	(286,354)	510,134

Total Mednax, Inc. shareholders’ equity	747,485	1,498,996
Noncontrolling interest	232	—

Total equity	747,717	1,498,996

Total liabilities and equity	$3,347,948	$4,145,901

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for per share data)

	Years Ended December 31,
	2020	2019	2018
Net revenue	$1,733,951	$1,779,759	$1,723,107

Operating expenses:
Practice salaries and benefits	1,193,940	1,180,759	1,125,671
Practice supplies and other operating expenses	90,690	95,911	92,475
General and administrative expenses	248,947	244,512	232,218
Depreciation and amortization	28,441	25,931	24,355
Transformational and restructuring related expenses	73,801	60,890	—

Total operating expenses	1,635,819	1,608,003	1,474,719

Income from operations	98,132	171,756	248,388
Investment and other income	17,913	3,686	3,051
Interest expense	(110,482)	(118,928)	(92,945)
Equity in earnings of unconsolidated affiliates	1,585	2,270	7,714

Net non-operating expenses	(90,984)	(112,972)	(82,180)

Income from continuing operations before income taxes	7,148	58,784	166,208
Income tax provision	(16,728)	(16,576)	(44,694)

(Loss) income from continuing operations	(9,580)	42,208	121,514
(Loss) income from discontinued operations, net of tax	(786,908)	(1,539,910)	147,115

Net (loss) income	$(796,488)	$(1,497,702)	$268,629

Per common and common equivalent share data:
(Loss) income from continuing operations:
Basic	$(0.11)	$0.50	$1.33

Diluted	$(0.11)	$0.50	$1.33

(Loss) income from discontinued operations:
Basic	$(9.44)	$(18.44)	$1.62

Diluted	$(9.44)	$(18.33)	$1.60

Net (loss) income:
Basic	$(9.55)	$(17.94)	$2.95

Diluted	$(9.55)	$(17.83)	$2.93

Weighted average common shares:
Basic	83,395	83,495	91,104

Diluted	83,395	84,011	91,606

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common Stock
	Number of Shares		Additional Paid-in Capital	Retained Earnings	Total Equity
		Amount
Balance at December 31, 2017	93,721	$937	$1,017,328	$2,048,189	$3,066,454
Net income	—	—	—	268,629	268,629
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	495	5	18,914	—	18,919
Issuance of restricted stock	770	8	(8)	—	—
Stock-based compensation expense	—	—	38,703	—	38,703
Stock swaps	(56)	(1)	(2,660)	—	(2,661)
Forfeitures of restricted stock	(69)	(1)	1	—	—
Repurchased common stock	(7,041)	(70)	(79,631)	(222,459)	(302,160)

Balance at December 31, 2018	87,820	$878	$992,647	$2,094,359	$3,087,884
Net loss	—	—	—	(1,497,702)	(1,497,702)
Unrealized holding gain on investments, net of tax (1)				78	78
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	533	5	11,942	—	11,947
Issuance of restricted stock	1,113	11	(11)	—	—
Stock-based compensation expense	—	—	42,758	—	42,758
Stock swaps	(20)	—	(689)		(689)
Forfeitures of restricted stock	(132)	(1)	1	—	—
Repurchased common stock	(5,066)	(51)	(58,706)	(86,523)	(145,280)

Balance at December 31, 2019	84,248	$842	$987,942	$510,212	$1,498,996
Net loss	—	—	—	(796,488)	(796,488)
Contribution from noncontrolling interests, net of loss (1)				232	232
Unrealized holding gain on investments, net of tax (1)				3,452	3,452
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	538	5	7,004	—	7,009
Issuance of restricted stock and conversion of deferred stock to common stock	1,450	15	(15)	—	—
Stock-based compensation expense	—	—	43,009	—	43,009
Forfeitures of restricted stock	(173)	(2)	2	—	—
Repurchased common stock	(470)	(4)	(8,489)	—	(8,493)

Balance at December 31, 2020	85,593	$856	$1,029,453	$(282,592)	$747,717

(1)	Presented within retained (deficit) earnings as the balance is immaterial.
The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net (loss) income	$(796,488)	$(1,497,702)	$268,629
Loss (income) from discontinued operations	786,908	1,539,910	(147,115)
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	28,441	25,931	24,355
Amortization of premiums, discounts and issuance costs	7,163	5,672	4,572
Stock-based compensation expense	39,042	33,410	36,589
Deferred income taxes	36,292	(55,715)	(35,894)
Other	(198)	6,553	(1,886)
Changes in assets and liabilities:
Accounts receivable	37,937	6,512	(35,262)
Prepaid expenses and other current assets	(47,956)	(24,621)	15,087
Other long-term assets	13,916	32,121	(1,736)
Accounts payable and accrued expenses	47,908	46,196	(3,039)
Income taxes payable	(6,931)	(24,120)	(61,408)
Payment of contingent consideration liabilities	—	—	(1,093)
Long-term professional liabilities	4,336	5,413	(6,393)
Other liabilities	3,518	(25,469)	3,615
Net cash provided by operating activities – continuing operations	153,888	74,091	59,021
Net cash provided by operating activities – discontinued operations	50,732	283,620	254,687
Net cash provided by operating activities	204,620	357,711	313,708
Cash flows from investing activities:
Acquisition payments, net of cash acquired	(2,225)	(46,975)	(65,370)
Purchases of investments	(61,845)	(35,101)	(15,884)
Proceeds from maturities or sales of investments	33,432	51,105	13,710
Purchases of property and equipment	(28,788)	(19,269)	(17,120)
Proceeds from sales of businesses, net of cash sold	1,080	—	—
Net cash (used in) provided by investing activities – continuing operations	(58,346)	(50,240)	(84,664)
Net cash provided by ( used in ) investing activities – discontinued operations	873,857	152,695	(58,105)
Net cash provided by (used in) investing activities	815,511	102,455	(142,769)
Cash flows from financing activities:
Borrowings on credit agreement	527,500	1,247,300	1,723,500
Payments on credit agreement	(527,500)	(1,986,800)	(2,094,500)
Proceeds from issuance of senior notes	—	500,000	500,000
Payments for credit facility amendment and financing costs	(510)	(9,194)	(7,090)
Payments of contingent consideration liabilities	—	(1,394)	(5,263)
Payments on finance lease obligations	(1,161)	—	—
Proceeds from issuance of common stock	7,009	11,258	16,258
Contribution from noncontrolling interests	245	—	—
Repurchases of common stock	(8,493)	(145,280)	(302,160)
Net cash used in financing activities – continuing operations	(2,910)	(384,110)	(169,255)
Net cash used in financing activities – discontinued operations	(1,248)	(8,960)	(1,355)
Net cash used in financing activities	(4,158)	(393,070)	(170,610)
Net increase in cash and cash equivalents	1,015,973	67,096	329
Cash, cash equivalents at beginning of year	107,870	40,774	40,445
Cash and cash equivalents at end of year	$1,123,843	$107,870	$40,774
Supplemental disclosure of cash flow information:
Cash paid (refunded) for:
Interest	$110,488	$95,444	$82,540
Income taxes	$(27,775)	$86,268	$185,416
Non-cash investing and financing activities:
Equipment financed through finance leases	$12,507	$—	$—
Property and equipment included in accounts payable	$2,305	$2,400	$2,415
The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDNAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	General:

The principal business activity of Mednax, Inc. (“Mednax” or the “Company”) and its subsidiaries is to provide neonatal, maternal-fetal and other pediatric subspecialty physician services. The Company has contracts with affiliated business corporations or professional associations, limited liability companies and partnerships (“affiliated professional contractors”), which are separate legal entities that provide physician services in certain states and Puerto Rico. The Company and its affiliated professional contractors also have contracts with hospitals and other healthcare facilities to provide physician services, which include
(i) fee-for-service
contracts, whereby hospitals and other customers agree, in exchange for the Company’s services, to authorize the Company and its healthcare professionals to bill and collect the charges for medical services rendered by the Company’s affiliated healthcare professionals, and (ii) administrative fee contracts, whereby the Company is assured a minimum revenue level.

2.	Coronavirus Pandemic (“COVID-19”):
COVID-19
and related “stay at home” and social distancing measures implemented across the country have significantly impacted demand for medical services provided by the Company’s affiliated clinicians. Beginning in mid-March
2020, the Company experienced a significant decline in the number of elective surgeries at the facilities where the Company’s affiliated clinicians provided anesthesiology services. Much of this decline was due to the closure of operating suites or facilities following federal advisories to cancel non-urgent
procedures and the prohibition of such procedures by several states. Within the Company’s radiology services medical group, orders for radiological studies declined by a meaningful amount from historically normal levels, with much of this reduction focused in non-urgent
studies. See Note 9 – Discontinued Operations for information regarding the divestment of the Company’s anesthesiology and radiology services medical groups.
The Company’s affiliated women’s and children’s office-based practices, which specialize in maternal-fetal medicine, pediatric cardiology, and numerous pediatric subspecialties, experienced a significant elevation of appointment cancellations compared to historical normal levels. The Company believes
COVID-19,
either directly or indirectly, has also had an impact on its neonatology intensive care unit (“NICU”) patient volumes, and there is no assurance that impacts from
COVID-19
will not further adversely affect its NICU patient volumes or otherwise adversely affect its NICU and related neonatology business. Overall, the Company’s operating results were significantly impacted by the
COVID-19
pandemic beginning in
mid-March
2020, but volumes did begin to normalize in May 2020 and substantially recovered during the months of June 2020 through December 2020.
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
for the first quarter of 2021 and beyond, (iii) require that the Company maintains minimum availability under the Credit Agreement of $300.0 million through the third quarter of 2021, (iv) provide for a weekly repayment of borrowings under the Credit Agreement through the second quarter of 2021 using unrestricted cash on hand in excess of $300.0 million, plus a reserve for certain payables, and (v) temporarily restrict the Company’s ability to make restricted payments under the Credit Agreement for the remainder of 2020, subject to certain exceptions. At
December
 3
1
, 2020, the Company believes it was in compliance, in all material respects, with the financial covenants and other restrictions applicable to the Company under its Credit Agreement, its 5.25% senior unsecured notes due 2023 and its 6.25% senior unsecured notes due 2027. The Company believes it will be in compliance with these covenants for the next twelve months. At December 31, 2020,

the Company had no outstanding principal balance on its Credit Agreement. The Company had outstanding letters of credit of $0.1 million which reduced the amount available on its Credit Agreement to $899.9 million at December 31, 2020, after giving effect to the temporary reduction of the capacity of its Credit Agreement described above through September 30, 2021.

CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing up to $100 billion in aid to the healthcare industry to reimburse healthcare providers for lost revenue and expenses attributable to COVID-19. The remaining $70 billion in aid is intended to focus on providers in areas particularly impacted by COVID-19, rural providers, providers of services with lower shares of Medicare reimbursement or who predominantly serve the Medicaid population, and providers requesting reimbursement for the treatment of uninsured Americans. It is unknown what, if any, portion of the remaining healthcare industry funding on the CARES Act the Company and its affiliated physician practices will qualify for and receive. The Department of Health and Human Services (“HHS”) is administering this program and began disbursing funds in April 2020, of which the Company’s affiliated physician practices within continuing operations received an aggregate of approximately $22.0 million during the year ended December 31, 2020. The Company has applications pending for certain affiliated physician practices for incremental relief beyond what has been received.
In addition, the CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. The Company utilize
d
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
In August 2020, the Company entered into a joint venture in which it owns a 51% economic interest and for which it is deemed the primary beneficiary. The equity interests of the outside investor in the equity of this consolidated entity is accounted for and presented as noncontrolling interests on the Company’s Consolidated Balance Sheets. The results from operations attributable to the noncontrolling interests during the fourth quarter of 2020
were nominal and therefore not presented separately on the Company’s Consolidated Statements of Income.

In October 2019, the Company divested its management services organization, which operated as MedData, to allow the Company to focus on its core physician services business. The operating results of MedData are reported as discontinued operations in the Company’s Consolidated Statements of Income for the years ended December 31, 2019 and 2018.
In May 2020, the Company divested its anesthesiology services medical group. The operating results of this medical group are reported as discontinued operations in the Company’s Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018.
In December 2020, the Company divested its radiology services medical group. The operating results of this medical group are reported as discontinued operations in the Company’s Consolidated Statements of Income for the year ended December 31, 2020, 2019 and 2018.
Reclassifications have been made to certain prior period financial statements and footnote disclosures to reflect the impact of discontinued operations. See Note 9 – Discontinued Operations for more information.
New Accounting Pronouncements
In December 2019, accounting guidance related to income taxes was issued with the goal of enhancing and simplifying various aspects of the income tax accounting guidance, including requirements related to hybrid tax regimes, deferred taxes on step-up
in tax basis of goodwill obtained in a transaction that is not a business combination, separate financial statements of entities not subject to tax, the intraperiod tax allocation exception to the incremental approach, deferred tax liabilities on outside basis differences, and interim-period accounting for enacted changes in tax law and certain year-to-date
loss limitations. The guidance became effective for the Company on January 1, 2021. The Company does not believe adoption of this new guidance will have a material impact on its Consolidated Financial Statements or related disclosures.

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
Segment Reporting
The Company has one reportable segment, which is also its single reporting unit, for purposes of presenting financial information in accordance with the accounting guidance for segment reporting.
The following table summarizes the Company’s net revenue from continuing operations by service line (in percentages):

	Years Ended December 31,
	2020	2019	2018
Neonatology and other pediatric subspecialties	77%	78%	78%
Maternal-fetal medicine	18%	17%	16%
Pediatric cardiology	5%	5%	6%

	100%	100%	100%

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
Accounts receivable are primarily amounts due under fee-for-service contracts from third-party payors, such as insurance companies, self-insured employers and patients and GHC Programs geographically dispersed throughout the United States and its territories. Concentration of credit risk relating to accounts receivable is limited by the number, diversity and geographic dispersion of the business units managed by the Company, as well as by the large number of patients and payors, including the various governmental agencies in the states in which the Company provides services. Receivables from GHC Programs made up approximately 22% and 21% of net accounts receivable related to continuing operations at December 31, 2020 and 2019, respectively.
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
Investments
Investments consist

primarily
of
 corporate securities,
municipal debt securities, federal home loan securities and certificates of deposit. The Company classifies its investments as available for sale. Although there is no stated expectation that the investments will be sold within one year, the investments are available for use, if needed, and accordingly are classified as short-term. Such investments are carried at fair value with any unrealized gains and losses reported as a component of other accumulated comprehensive income or loss.
Property and Equipment
Property and equipment are recorded at original purchase cost. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the underlying assets. Estimated useful lives are generally 30 years for buildings; three t
o
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
Goodwill is tested for impairment at a reporting unit level on at least an annual basis in accordance with the subsequent measurement provisions of the accounting guidance for goodwill. When testing goodwill for impairment, the Company may assess qualitative factors for its reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, the Company may bypass this qualitative assessment and perform the quantitative goodwill impairment test.
For 2020, the Company elected to perform the qualitative assessment, focused on various factors including macroeconomic conditions, market trends, specific reporting unit financial performance and other entity specific events, to determine if it was more likely than not that the fair value of its single reporting unit exceeded its carrying value, including goodwill. For 2019 and 2018, the Company bypassed
the qualitative assessment and performed a quantitative test with any goodwill impairment measured as the amount by which a reporting unit’s carrying value exceeds its fair value. The Company used income and market-based valuation approaches to determine the fair value of its single continuing operations reporting unit. These approaches focused on discounted cash flows and revenue and EBITDA multiples based on the Company’s market capitalization to derive the fair value of the reporting unit. Significant assumptions used in these valuations included the weighted average cost of capital discount factor, revenue growth rates and revenue and EBITDA multiples. For both the qualitative and quantitative approaches, the Company considered the economic outlook for the healthcare services industry and various other factors during the testing process, including hospital and physician contract changes, local market developments, changes in third-party payor payments, and other publicly available information.
The Company completed annual impairment tests for its continuing operations in the third quarter of 2020, 2019 and 2018 and determined that goodwill was not impaired. See Note 8 – Goodwill and Intangible Assets for more information.
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

The Company does not believe there are any indicators that would require an adjustment to such assets or their estimated periods of recovery at December 31, 2020 pursuant to current accounting standards.
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
The following table presents information about the Company’s financial instruments that are accounted for at fair value on a recurring basis at December 31, 2020 and 2019 (in thousands):

		Fair Value
	Fair Value Category	December 31, 2020	December 31, 2019
Assets:
Money market funds	Level 1	$1,010	$16,775
Short-term investments	Level 2	104,870	74,510
Mutual funds	Level 1	15,841	14,264
The following table presents information about the Company’s financial instruments that are not carried at fair value at December 31, 2020 and 2019 (in thousands):

	December 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
2023 Notes	750,000	756,225	750,000	766,875
2027 Notes	1,000,000	1,070,000	500,000	1,025,600
The carrying amounts of cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments. The carrying value of the line of credit approximates fair value. If the Company’s line of credit was measured at fair value, it would be categorized as Level 2 in the fair value hierarchy.

4.	Investments:
Investments held are summarized as follows (in thousands):

	December 31,
	2020	2019
Corporate securities	$71,095	$32,962
Municipal debt securities	18,707	29,066
Federal home loan securities	8,017	8,013
Certificates of deposit	5,991	4,469
U.S. Treasury securities	1,060	—

	$104,870	$74,510

5.	Accounts Receivable and Net Revenue:
Accounts receivable, net consists of the following (in thousands):

	December 31,
	2020	2019
Gross accounts receivable	$1,106,394	$1,750,264
Allowance for contractual adjustments and uncollectibles	(864,463)	(1,315,998)

	$241,931	$434,266

Net revenue consists of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
Net patient service revenue	$1,481,331	$1,567,624	$1,529,561
Hospital contract administrative fees	218,495	197,340	181,050
Other revenue	34,125	14,795	12,496

	$1,733,951	$1,779,759	$1,723,107

The following is a summary of
the Company’s
payor mix, expressed as a percentage of net revenue, exclusive of administrative fees and other miscellaneous revenue, for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
Contracted managed care	68%	68%	67%
Government	27%	26%	26%
Other third-parties	4%	5%	6%
Private-pay patients	1%	1%	1%

	100%	100%	100%

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

6.	Property and Equipment:
Property and equipment consists of the following (in thousands):

	December 31,
	2020	2019
Building	$26,934	$26,934
Land	6,683	6,683
Equipment and other	203,017	192,004

	236,634	225,621
Accumulated depreciation	(160,443)	(152,944)

	$76,191	$72,677

The Company recorded depreciation expense of $19.3 million, $18.7 million and $17.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

7.	Business Combinations:
During the year ended December 31, 2020, the Company completed the acquisition of one pediatric subspecialty practice for total consideration of $2.1 million, of which $1.9 million was paid in cash and $0.2 million was recorded as a contingent consideration liability. This acquisition expanded the Company’s national network of physician practices. In connection with this acquisition, the Company recorded tax
deductible goodwill of $0.8 million and other intangible assets consisting primarily of physician and hospital agreements of $1.3 million.
During the year ended December 31, 2019, the Company completed eight acquisitions, consisting of two neonatology physician practices, two maternal-fetal physician practices and four other pediatric subspecialty practices for total cash consideration of $47.0 million and accrued purchase consideration of $0.3 million. These acquisitions expanded the Company’s national network of physician practices. In connection with these acquisitions, the Company recorded goodwill of $36.5 million, other intangible assets consisting primarily of physician and hospital agreements of $10.5 million and fixed assets of $0.2 million. The Company expects that all the goodwill recorded during the year ended December 31, 2019 will be deductible for tax purposes.
During the year ended December 31, 2019, the Company paid $1.8 million for contingent consideration in connection with prior period acquisitions. No contingent consideration was paid by the Company in 2020.

8.	Goodwill and Intangible Assets:
Goodwill was $1.48 billion at December 31, 2020 and 2019. Goodwill is tested for impairment on at least an annual basis, in accordance with the subsequent measurement provisions of the accounting guidance for goodwill. Consistent with prior years, the Company performed its annual impairment test in the third quarter of 2020 and determined that goodwill was not impaired.

Intangible assets, net, consist of the following (in thousands):

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Physician and hospital agreements	$107,246	$(83,089)	$24,157
Other technology	5,197	(2,712)	2,485

	$112,443	$(85,801)	$26,642

	December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Physician and hospital agreements	$99,828	$(73,506)	$26,322
O ther technology	3,682	(1,417)	2,265

	$103,510	$(74,923)	$28,587

During the year ended December 31, 2020, the Company recorded intangible assets related to acquisitions totaling $1.3 million, consisting primarily of physician and hospital agreements. The weighted-average amortization period for these physician and hospital agreements is approximately seven years.
Amortization expense for intangible assets was $7.6 million, $7.3 million and $6.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Amortization expense for existing intangible assets for the next five years is expected to be as follows (in thousands):

2021	$7,117
2022	5,245
2023	4,264
2024	2,883
2025	1,966

9.	Discontinued Operations:
Divestiture of the Radiology Services Medical Group
On September 9, 2020, the Company entered into a securities purchase agreement with Radiology Partners, Inc. to divest the Company’s radiology services medical group, and the transaction closed on December 15, 2020. The purchase consideration was comprised of a cash payment of $885 million paid at closing, subject to certain cash, minimum net working capital, indebtedness and other adjustments. The Company received approximately $865 million at closing and used the proceeds of the transaction to redeem its $750 million in outstanding principal amount of 5.25% senior notes due 2023 (the “2023 Notes”) on January 7, 2021. The operating results of the radiology services medical group service line were reported as a component of discontinued operations, net of income taxes, in the Company’s Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018.
The initial classification of the radiology services medical group to assets held for sale during the third quarter of 2020 impacted the net book value of the assets and liabilities expected to be transferred upon sale. The initial determination of the estimated fair value of the radiology services medical group was determined using the purchase price in the purchase agreement along with estimated broker, accounting, legal and other selling expenses. The Company deemed the carrying amount of other assets within the medical group, specifically accounts receivable and property and equipment, to represent fair value and therefore recorded a non-cash
charge

of $
43.0
million against goodwill, which represented the difference between the estimated fair value of the radiology services medical group and the carrying amount of the net assets held for sale. Recognition of the charge against goodwill resulted in a tax benefit which generated an additional $
4.0
million deferred tax asset that increased the fair value of the medical group. An incremental non-cash charge was then required to reduce the radiology services medical group’s net assets to its previously determined fair value. Accordingly, the Company recorded the incremental non-cash charge of $
4.0
million for a total non-cash charge of $
47.0
million, reducing the goodwill balance of the radiology services medical group.
Upon completion of the divestiture, the Company recorded an additional loss on disposal of $36.4 million based on estimated closing date net assets sold and final net proceeds. A closing working capital true up is expected to occur during the first quarter of 2021, and the Company will adjust the loss on sale as necessary at that time.
Loss from discontinued operations, net of income taxes, for the radiology services medical group for the years ended December 31, 2020 and December 31, 2019 was $63.8 million and $72.8 million, respectively. Income from discontinued operations, net of income taxes, for the radiology services medical group for the year ended December 31, 2018 was $37.4 million. Net revenue for the radiology services medical group for the years ended December 31, 2020, 2019 and 2018 was $451.4 million, $489.4 million and $444.0 million, respectively. Operating loss for the radiology services medical group for the year ended December 31, 2020 was $73.6 million, including a non-cash goodwill impairment charge of $47.0 million and a preliminary loss on sale of $36.4 million. Operating loss for the radiology services medical group for the year ended December 31, 2019 was $75.3 million, including a non-cash goodwill impairment charge of $117.9 million. Operating income for the radiology services medical group for the year ended December 31, 2018 was $48.4 million.
Divestiture of the Anesthesiology Services Medical Group
On May 6, 2020, the Company entered into a securities purchase agreement with an affiliate of North American Partners in Anesthesia (“NAPA”) to divest the Company’s anesthesiology services medical group, and the transaction closed on May 6, 2020. Pursuant to the terms and conditions of the agreement, at the closing of the transaction, the Company received a cash payment of $50.0 million, subject to certain customary adjustments, as well as a contingent economic interest in NAPA with a value ranging from $0 to $250 million based upon the multiple of invested capital returned to NAPA’s owners upon exit of the investment. In addition, the Company retained the accounts receivable of the anesthesiology services medical group, which net of various other working capital items, approximated $110.0 million at March 31, 2020. The operating results of the anesthesiology services medical group service line were reported as a component of discontinued operations, net of income taxes, in the Company’s Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018. A single anesthesiology practice was not included in the divestiture of the anesthesiology services medical group and continues to operate as an affiliate of the Company. Its results of operations are not material.
The total loss on sale of the anesthesiology services medical group recorded during the year ended December 31, 2020 was $663.7 million. Upon completion of a valuation for the contingent economic interest, which is expected to be completed in the first quarter of 2021, the Company will adjust the loss on sale as necessary. In addition, as a result of the sale, the Company currently estimates that it will generate an approximately $1.71 billion capital loss carryforward that will expire in 2025. Based on management’s determination that it is more likely than not that the tax benefits related to this loss carryforward will not be realized, the Company has provided an approximately $430.0 million valuation allowance against this deferred tax asset as of December 31, 2020.
Loss from discontinued operations, net of income taxes, for the anesthesiology services medical group for the years ended December 31, 2020 and December 31, 2019 was $717.2 million and $1.12 billion, respectively.

Income

from discontinued operations, net of income taxes, for the anesthesiology services medical group for the year ended December 31, 2018 was $
99.7
million. Net revenue for the anesthesiology services medical group for the years ended December 31, 2020, 2019 and 2018 was $
379.4
million, $
1.25
billion and $
1.29
billion, respectively. Operating loss for the anesthesiology services medical group for the year ended December 31, 2020 was $
716.3
million, including the loss on sale of $
663.7
million. Operating loss for the anesthesiology services medical group for the year ended December 31, 2019 was $
1.23
billion, including a non-cash goodwill impairment charge of $
1.33
billion. Operating income for the anesthesiology services medical group for the year ended December 31, 2018 was $
135.0
million.
Divestiture of MedData
In October 2019, the Company divested its management services organization, referred to as MedData. Loss from discontinued operations, net of tax, for MedData was $347.6 million for the year ended December 31, 2019, reflecting the loss on sale recorded during the year ended December 31, 2019, as compared to income from discontinued operations, net of tax, of $10.0 million for 2018.
During the year ended December 31, 2020, the Company recorded a net incremental loss on the sale of MedData of $5.8 million, primarily for the finalization of certain transaction related expenses, a working capital true-up and incremental reserves related to indemnification matters, partially offset by the completion of its preliminary valuation for the contingent economic consideration.

10.	Accounts Payable and Accrued Expenses:
Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2020	2019
Accounts payable	$59,771	$35,410
Accrued salaries and incentive compensation	184,849	193,631
Accrued payroll taxes and benefits	43,945	54,768
Accrued professional liabilities	50,607	44,699
Accrued interest	32,721	32,910
Other accrued expenses	51,264	49,219

	$423,157	$410,637

11.	Operating Leases:
The Company adopted the new accounting guidance for leases on January 1, 2019 using the modified retrospective method of applying the new guidance at the adoption date. Beginning with January 1, 2019, the Company’s financial position is presented under the new guidance, while the prior period financial statements were not adjusted and continue to be reported in accordance with the previous guidance.
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

The
 table below presents the operating lease-related right-of-use assets and related liabilities recorded on the Company’s balance sheet and the weighted average remaining lease term and discount rate as of December 31, 2020 and 2019 (dollars in thousands):

	December 31,
	2020	2019
Assets:
Operating lease right-of-use assets	$44,926	$56,413
Liabilities:
Current portion of operating lease liabilities	18,933	18,254
Long-term portion of operating lease liabilities	40,970	44,643
Other Information:
Weighted-average remaining lease term	4.0 years	4.2 years
Weighted average discount rate	5.0%	5.0%
The table below presents certain information related to the lease costs for operating leases during the years ended December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Operating lease costs	$20,972	$23,085
Variable lease costs	4,519	3,102
Other equipment rent	4,128	3,931
Other operating lease costs	684	933

Total operating lease costs	$30,303	$31,051

The table below presents supplemental cash flow information related to operating leases during the years ended December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Operating cash flows for operating leases	$27,933	$28,722
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet as of December 31, 2020 (in thousands):

December 31, 2020
2021	$19,681
2022	16,584
2023	12,397
2024	8,125

2025	4,063
Thereafter	3,877

Total minimum lease payments	64,727
Less: Amount of payments representing interest	(4,824)

Present value of future minimum lease payments	59,903
Less: Current obligations	(18,933)

Long-term portion of operating leases	$40,970

12.	Accrued Professional Liabilities:
At December 31, 2020 and 2019, the Company’s total accrued professional liabilities of $315.9 milli
o
n and $249.6 million, respectively, included incurred but not reported loss reserves of $222.9 million and $187.6 million, respectively, and loss reserves for reported claims of $93.0 million and $84.2 million, respectively. Of the total liability, $50.6 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet. In addition, there is a corresponding insurance receivable of $61.4 million recorded as a component of other assets for certain professional liability claims that are covered by third-party insurance policies. These reserves include the accrued professional liabilities for the Company’s continuing operations as reflected in the table below as
well as certain retained professional liabilities related to the Company’s former anesthesiology and radiology medical groups that were divested in 2020.
The activity related to the Company’s accrued professional liability for continuing operations, excluding the retained professional liabilities related to the Company’s former anesthesiology and radiology medical groups, for the years ended December 31, 2020, 2019, and 2018 is as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Balance at beginning of year	$151,397	$128,799	$138,643
Liabilities recognized, offset by insurance R eceivable	3,922	10,354	—
Provision (adjustment) for losses related to:
Current year	45,674	42,733	37,203
Prior years	(1,551)	(7,766)	(7,087)

Total provision for losses	44,123	34,967	30,116
Claim payments related to:
Current year	(59)	(33)	(50)
Prior years	(24,580)	(22,690)	(39,910)

Total payments	(24,639)	(22,723)	(39,960)

Balance at end of year	$174,803	$151,397	$128,799

The net increase
s
in the Company’s total accrued professional liability for the years ended December 31, 2020 and 2019 were primarily related to overall unfavorable trends in the Company’s claims experience that impacted its provision for losses.

13.	Line of Credit, Long-Term Debt and Finance Lease Obligations:
On March 25, 2020,
the Company
amended and restated
the
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
The Credit Agreement provides for a $1.2 billion unsecured revolving credit facility, subject to the limitations discussed above, and includes a $37.5 million sub-facility for the issuance of letters of credit. The

Credit Agreement matures on March 28, 2024 and is guaranteed by substantially all of the Company’s subsidiaries and affiliated professional associations and corporations. At the Company’s option, borrowings under the Credit Agreement will bear interest at (i) the alternate base rate (defined as the higher of (a) the prime rate, (b) the Federal Funds Rate plus 1/2 of 1.00% and (c) LIBOR for an interest period of one month plus 1.00%) plus an applicable margin rate ranging from 0.125% to 0.750% based on the Company’s consolidated leverage ratio or (ii) the LIBOR rate plus an applicable margin rate ranging from 1.125% to 1.750% based on the Company’s consolidated leverage ratio. The Credit Agreement also calls for other customary fees and charges, including an unused commitment fee ranging from 0.150% to 0.200% of the unused lending commitments, based on the Company’s consolidated leverage ratio. The Credit Agreement contains customary covenants and restrictions, including covenants that requires the Company to maintain a minimum interest charge ratio, not to exceed a specified consolidated leverage ratio and to comply with laws, and restrictions on the ability of the Company to pay dividends and make certain other distributions, as specified therein. Failure to comply with these covenants would constitute a
n event of default under the Credit Agreement, notwithstanding the ability of the Company to meet its debt service obligations. The Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement.
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
As of December 31, 2020, the Company
was able to
redeem all or a portion of the 2023 Notes, at the redemption prices of 101.313% in 2020 and 100% in 2021 and thereafter, plus accrued and unpaid interest to the redemption date. The 2023 Notes were redeemed in full
on January 7, 2021.
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

The indenture under which the 2027 Notes are issued, among other things, limits our ability to (1) incur liens and (2) enter into sale and lease-back transactions, and also limits our ability to merge or dispose of all or substantially all of our assets, in all cases, subject to a number of customary exceptions. Although we are not required to make mandatory redemption or sinking fund payments with respect to the 2027 Notes, upon the occurrence of a change in control of Mednax, we may be required to repurchase the 2027 Notes at a purchase price equal to 101% of the aggregate principal amount of the 2027 Notes repurchased plus accrued and unpaid interest.

The carrying value of the Company’s long-term debt was $1.7 billion at December 31, 2020 and 2019 and consisted of the following (in thousands):

	December 31, 2020
	Principal	Unamortized Debt Issuance Costs	Total
Senior notes	$1,750,000	$(16,343)	$1,733,657
Revolving line of credit	—	(2,260)	(2,260)

Total	$1,750,000	$(18,603)	$1,731,397

	December 31, 2019
	Principal	Unamortized Debt Issuance Costs	Total
Senior notes	$1,750,000	$(19,762)	$1,730,238
Revolving line of credit	—	(2,664)	(2,664)

Total	$1,750,000	$(22,426)	$1,727,574

The Company presents issuance costs related to long-term debt liabilities, other than revolving credit arrangements, as a direct deduction from the carrying value of that long-term debt. The Company has one outstanding letter of credit which reduced the amount available under the Credit Agreement by $0.1 million at December 31, 2020. At December 31, 2020, the Company had an available balance on its Credit Agreement of $899.9 million, after giving effect to the temporary reduction of the capacity of its Credit Agreement through September 30, 2021.
The carrying values of the Company’s variable rate revolving line of credit approximates fair value due to the short-term nature of the interest rates.

The estimated fair value of the Company’s 2023 Notes and 2027 Notes were estimated using trading prices as of December 31, 2020 and 2019, respectively, as Level 2 inputs to estimate fair value and are summarized as follows (in thousands):

	December 31,
	2020	2019
2023 Notes	$756,225	$766,875
2027 Notes	1,070,000	1,025,600
The Company’s finance lease obligations
, related to equipment used in its newborn hearing screen program, consist of the following (in thousands):

	December 31,
	2020	2019
Finance lease obligations	$11,118	$—
Less: Current portion	(2,219)	—

Long-term portion	$8,899	$—

14.	Income Taxes:
The components of the income tax provision (benefit) are as follows (in thousands):

	December 31,
	2020	2019	2018
Federal:
Current	$(16,610)	$63,697	$65,403
Deferred	28,719	(45,660)	(29,667)

	12,109	18,037	35,736

State:
Current	(2,954)	8,561	15,185
Deferred	7,573	(10,022)	(6,227)

	4,619	(1,461)	8,958

Total	$16,728	$16,576	$44,694

The Company files its tax return on a consolidated basis with its subsidiaries, and its affiliated professional contractors file tax returns on an individual basis.
The effective tax rate for continuing operations was 234.0%, 28.2% and 26.9% for the years ended December 31, 2020, 2019 and 2018, respectively. The increase in the effective tax rate for the year ended December 31, 2020 as compared to the years ended December 31, 2019 and 2018 was due to a significant reduction in pre-tax income as a result of the impacts from the transformational and restructuring related expenses and
COVID-19.
The differences between the effective rate and the United States federal income tax statutory rate are as follows:

	December 31,
	2020	2019	2018
Tax at statutory rate	21.00%	21.00%	21.00%
State income tax, net of federal benefit	24.34	6.45	4.41
Non-deductible expenses	60.44	3.98	0.85
Equity compensation adjustments	98.61	6.45	0.78
Change in accrual estimates relating to uncertain tax positions	4.22	(9.63)	(0.84)
Change in valuation allowance	23.67	0.39	—
Other, net	1.71	(0.45)	1.42
Change in tax law	—	—	(0.71)

Income tax provision	233.99%	28.19%	26.91%

All of the Company’s deferred tax assets and liabilities are classified as long-term. The significant components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2020	2019
Allowance for uncollectible accounts	$79,755	$170,123
Reserves and accruals	64,445	54,685
Stock-based compensation	7,517	11,493
Operating loss and other carryforwards	16,767	6,691
Capital loss carryforwards	447,854	17,082
Operating lease assets	15,042	15,389
Property and equipment	3,044	3,986
Other	571	—

Deferred tax assets before valuation allowance	634,995	279,449
Less: Valuation allowance	(458,708)	(19,286)

Deferred tax assets, net of valuation allowance	176,287	260,163

Gross deferred tax liabilities:
Amortization	(152,969)	(144,587)
Accounting method changes	(16,352)	(71,532)
Operating lease liabilities	(14,057)	(13,405)
Other	(183)	(463)

Total deferred tax liabilities	(183,561)	(229,987)

Net deferred tax (liabilities) assets	$(7,274)	$30,176

The Company’s net deferred tax liabilities were $7.3 million as of December 31, 2020, as compared to net deferred tax assets of $30.2 million at December 31, 2019. The increase in net deferred tax liabilities of $37.5 million during the year ended December 31, 2020 was primarily related to a decrease in deferred tax assets related to allowance for uncollectible accounts partially offset by decrease in deferred tax liabilities for accounting method changes.
For the years ended December 31, 2020, 2019 and 2018, income tax expense of $7.1 million, $3.8 million and $1.3 million, respectively, was recognized for excess tax deficiencies.
For
the year ended December 31, 2020, the Company estimates that it will generate a $1.7 billion capital loss, from the sale of its anesthesiology services medical group, which will expire in 2025. Total capital loss carryforwards as of December 31, 2020 was
 $1.8 billion. As of December 31,

2020, management has determined that it is more likely than not that the tax benefits related to these carryforwards will not be realized and has recorded a full valuation allowance against the related deferred tax assets. Additionally, the Company has net operating loss carryforwards for federal and state tax purposes totaling $35.4 million, $31.5 million and $27.8 million at December 31, 2020, 2019 and 2018, respectively. With respect to the December 31, 2020 balance, $22.3 million expires at various times from 2022 through 2040, and $13.1 million does not expire.
As of December 31, 2020, 2019 and 2018, the Company’s liability for uncertain tax positions, excluding accrued interest and penalties, was

$6.2 million, $7.4 million and $11.2 million, respectively. As of December 31, 2020, the Company had $6.2 million of uncertain tax positions that, if recognized, would favorably impact its effective tax rate.

The following table summarizes the activity related to the Company’s liability for uncertain tax positions for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Years Ended December 31,
	2020	2019	2018
Balance at beginning of year	$7,409	$11,185	$10,972
Increases related to prior year tax positions	—	369	385
Decreases related to prior year tax positions	(1,041)	—	—
Increases related to current year tax positions	100	1,700	2,900
Decreases related to divestitures	(300)	—	—
Decreases related to lapse of statutes of limitation	—	(5,845)	(3,072)

Balance at end of year	$6,168	$7,409	$11,185

During the year ended December 31, 2020, the Company decreased its liability for uncertain tax positions by $1.2 million, primarily related to a reduction in tax liability for prior year positions. During the year ended December 31, 2019, the Company decreased its liability for uncertain tax positions by $3.8 million, primarily related to expiration of statutes of limitation, partially offset by additional taxes on current and prior year positions. In addition, the Company anticipates that its liability for uncertain tax positions will decrease by $1.1 million over the next 12 months.
The Company includes interest and penalties related to income tax liabilities in income tax expense. During the year ended December 31, 2020, the Company included $0.5 million of interest and penalties in income tax expense. The impact to income tax expense related to penalties and interest was not material during the years ended
December 31,

2019 and 2018. At December 31, 2020 and 2019, the Company’s accrued liability for interest and penalties related to income tax liabilities totaled $1.0 million and $0.6 million, respectively.
The Company is currently subject to U.S. Federal and various state income tax examinations for the tax years 2015 through 2019.

15.	Common and Common Equivalent Shares:
The calculation of shares used in the basic and diluted net income per share calculation for the years ended December 31, 2020, 2019, and 2018 is as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Weighted average number of common shares outstanding	83,395	83,495	91,104
Weighted average number of dilutive common share equivalents (a)	—	516	502

Weighted average number of common and common equivalent shares outstanding	83,395	84,011	91,606

Antidilutive securities not included in the diluted net income per common share calculation	1,034	516	214

(a)	Due to a loss from continuing operations for the year ended December 31, 2020, no incremental shares are included because the effect would be antidilutive.

16.	Stock Incentive Plans and Stock Purchase Plans:
The Company’s Amended and Restated 2008 Incentive Compensation Plan (the “A&R 2008 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property.

Under the A&R 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards generally vest upon the satisfaction of specified performance-based conditions and service-based conditions. The Company recognizes compensation expense related to its restricted stock, deferred stock awards and stock options ratably over the corresponding vesting periods. At December 31, 2020, the Company had 5.0 million shares available for future grants and awards under its Amended and Restated 2008 Incentive Plan.
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
Each of the ESPP and the SPP provide for the issuance of an aggregate of 2.6 million shares of the Company’s common stock less the number of shares of common stock purchased under the other plan. The Company recognizes stock-based compensation expense for the discount received by participating employees and non-employee service providers. During the year ended December 31, 2020, 0.5 million shares in the aggregate were issued under the ESPP and SPP. At December 31, 2020, the Company had approximately 0.5 million shares in the aggregate reserved for issuance under the ESPP and SPP.
The Company recognized $21.1 million, $33.4 million and $36.4 million of stock-based compensation expense related to its stock incentive plans, the ESPP and the SPP during the years ended December 31, 2020, 2019 and 2018, respectively.
The activity related to the Company’s restricted stock and deferred stock awards and the corresponding weighted average grant-date fair values for the year ended December 31, 2020 are as follows:

	Number of Shares	Weighted Average Fair Value
Non-vested shares at January 1, 2020	1,723,115	$40.77
Awarded	1,361,712	$23.54
Forfeited	(173,455)	$31.68
Vested	(1,700,255)	$34.88

Non-vested shares at December 31, 2020	1,211,117	$30.97

The aggregate fair value of the restricted and deferred stock that vested during the years ended December 31, 2020, 2019 and 2018 was
$59.3 million, $31.5 million and $27.4 million, respectively.
The weighted average grant-date fair value of restricted and deferred stock awards that were granted during the years ended December 31, 2020, 2019 and 2018 was $23.54, $33.28 and $51.99, respectively.
At December 31, 2020, the total stock-based compensation cost related to non-vested restricted and deferred stock remaining to be recognized as compensation expense over a weighted-average period of 1.8 years was $11.6 million.
The Company granted various performance-based stock options during the year ended December 31, 2020 with vesting dependent on both continued employment and the achievement of various stock price hurdles over a period of three years. The Company used a Monte Carlo simulation analysis to estimate the fair value of each stock option on the date of grant during 2020. The Monte Carlo simulation uses a series of functions that define a range of possibilities, or probability density functions and repeatedly samples from the ranges of those possibilities. Finally, the model calculates and sums the weighted average results of all the iterations. The weighted average grant date fair value for the stock options granted in 2020 was $5.21. The key assumptions used in the Monte Carlo simulation analysis were expected volatility of 50%, expected term of three years and a
discount rate using the three year U.S. Treasury bond rate.
The activity and certain other information related to the Company’s outstanding stock option awards for the year ended December 31, 2020 are as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2020	72,808	$32.49
Awarded	982,731	$16.99
Expired	(56,248)	$31.39		—

Outstanding at December 31, 2020	999,291	$17.30	2.58	$7.4

Exercisable at December 31, 2020	16,560	$36.25	0.34	—

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2019 and 2018 were $0.6 million and $2.8 million, respectively.
At December 31, 2020, the total stock-based compensation related to non-vested stock options remaining to be recognized as compensation expense over a weighted average period of approximately 2.6 years was $4.3 million.
The cash proceeds received from the exercise of stock options for the years ended December 31, 2019 and 2018 were $0.1 million and $3.7 million, respectively.

17.	Common Stock Repurchase Programs:
In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Company’s equity compensation programs. The share repurchase program allows the Company to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. No shares were purchased under this program during the year ended December 31, 2020.

In August 2018, the Company announced that its Board of Directors had authorized the repurchase of up to $500.0 million of the Company’s common stock in addition to its existing share repurchase program, of which $107.2 million remained available for repurchase as of January 1, 2020. Under this share repurchase program, during the twelve months ended December 31, 2020, the Company
repurchased 0.5 million shares of
its
common stock for $8.5 million to satisfy minimum statutory withholding obligations in connection with the vesting of restricted stock.
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

18.	Retirement Plans:
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
recorded expense for its continuing operations of $19.9 million, $20.4 million and $24.9 million for the years ended December 31, 2020, 2019 and 2018, respectively, primarily related to the 401(k) Plans.

19.	Commitments and Contingencies:
The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its securities. The Company has not included an accrual for these matters as of December 31, 2020 in its Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.
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

20.	Selected Quarterly Financial Information (Unaudited):
The following tables set forth a summary of the Company’s selected quarterly financial information for each of the four quarters ended December 31, 2020 and 2019 (in thousands, except for per share data):

	2020 Quarters
	First	Second	Third	Fourth
Net revenue	$441,245	$415,441	$460,635	$416,630

Operating expenses:
Practice salaries and benefits	316,279	282,985	309,904	284,772
Practice supplies and other operating expenses	23,842	20,173	22,440	24,235
General and administrative expenses	67,442	60,488	66,346	54,671
Depreciation and amortization	6,803	6,751	7,195	7,692
Transformational and restructuring related expenses	16,076	10,479	34,291	12,955

Total operating expenses	430,442	380,876	440,176	384,325

Income from operations	10,803	34,565	20,459	32,305
Investment and other (expense) income	(1,046)	3,576	10,534	4,849
Interest expense	(27,665)	(28,265)	(27,250)	(27,302)
Equity in earnings of unconsolidated affiliates	494	305	282	504

Total non-operating expenses	(28,217)	(24,384)	(16,434)	(21,949)

(Loss) income from continuing operations before income taxes	(17,414)	10,181	4,025	10,356
Income tax provision	(1,085)	(3,097)	(6,677)	(5,869)

(Loss) income from continuing operations	(18,499)	7,084	(2,652)	4,487
Loss from discontinued operations, net of tax	(213)	(679,520)	(38,392)	(68,783)

Net loss	$(18,712)	$(672,436)	$(41,044)	$(64,296)

Per common and common equivalent share data (1):
(Loss) income from continuing operations:
Basic	$(0.22)	$0.08	$(0.03)	$0.05

Diluted	$(0.22)	$0.08	$(0.03)	$0.05

Loss from discontinued operations:
Basic	$—	$(8.14)	$(0.46)	$(0.81)

Diluted	$—	$(8.11)	$(0.46)	$(0.81)

Net loss:
Basic	$(0.22)	$(8.06)	$(0.49)	$(0.76)

Diluted	$(0.22)	$(8.03)	$(0.49)	$(0.76)

Weighted average common shares:
Basic	82,799	83,490	83,862	84,316

Diluted	82,799	83,744	83,862	85,082

(1)	Basic and diluted per share amounts are computed for each of the periods presented. Accordingly, the sum of the quarterly per share amounts may not agree with the full year amount.

	2019 Quarters
	First	Second	Third	Fourth
Net revenue	$427,092	$439,154	$454,913	$458,600

Operating expenses:
Practice salaries and benefits	294,753	284,627	301,306	300,073
Practice supplies and other operating expenses	24,705	25,402	22,581	23,223
General and administrative expenses	59,023	63,011	63,284	59,194
Depreciation and amortization	6,183	6,239	6,408	7,101
Transformational and restructuring related expenses	2,439	16,820	12,766	28,865

Total operating expenses	387,103	396,099	406,345	418,456

Income from operations	39,989	43,055	48,568	40,144
Investment and other income	1,249	726	802	909
Interest expense	(30,349)	(31,013)	(29,909)	(27,657)
Equity in earnings of unconsolidated affiliates	464	503	786	517

Total non-operating expenses	(28,636)	(29,784)	(28,321)	(26,231)

Income from continuing operations before income taxes	11,353	13,271	20,247	13,913
Income tax benefit (provision)	1,514	(6,744)	(7,360)	(3,986)

Income from continuing operations	12,867	6,527	12,887	9,927
Loss from discontinued operations, net of tax	(255,739)	(14,772)	(1,268,803)	(596)

Net (loss) income	$(242,872)	$(8,245)	$(1,255,916)	$9,331

Per common and common equivalent share data (1):
Income from continuing operations:
Basic	$0.15	$0.08	$0.16	$0.12

Diluted	$0.15	$0.08	$0.16	$0.12

Loss from discontinued operations:
Basic	$(2.97)	$(0.18)	$(15.39)	$(0.01)

Diluted	$(2.96)	$(0.18)	$(15.31)	$(0.01)

Net (loss) income:
Basic	$(2.82)	$(0.10)	$(15.23)	$0.11

Diluted	$(2.81)	$(0.10)	$(15.15)	$0.11

Weighted average common shares:
Basic	86,073	83,234	82,441	82,592

Diluted	86,545	83,689	82,883	83,288

(2)	Basic and diluted per share amounts are computed for each of the periods presented. Accordingly, the sum of the quarterly per share amounts may not agree with the full year amount.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
The Company’s independent registered certified public accounting firm, PricewaterhouseCoopers LLP, has audited our internal control over financial reporting as of December 31, 2020 as stated in their report which appears in this Annual Report on Form
10-K.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
We have scheduled the Company’s 2021 annual meeting of shareholders (the “2021 Annual Meeting”) for May 12, 2021. The time and location of the 2021 Annual Meeting will be specified in the Company’s notice and proxy statement for the 2021 Annual Meeting. In accordance with
Rule 14a-5(f) under
the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are informing shareholders of the Company that those shareholders who wish to have a proposal considered for inclusion in the Company’s proxy materials for the 2021 Annual Meeting pursuant to
Rule 14a-8 under
the Exchange Act must ensure that such proposal is received by the Company’s Secretary at Mednax, Inc., 1301 Concord Terrace, Sunrise, Florida 33323, on or prior to March 10, 2021, which the Company has determined to be a reasonable time before it expects to begin to print and send notice of its proxy materials. Any such proposal must also meet the requirements set forth in the rules and regulations of the SEC in order to be eligible for inclusion in the proxy materials for the 2021 Annual Meeting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2021 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2021 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table provides information as of December 31, 2020, with respect to shares of our common stock that may be issued under existing equity compensation plans, including our Amended and Restated 2008 Incentive Compensation Plan (the “Amended and Restated 2008 Incentive Plan”), our ESPP and our SPP.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	16,560	(1)	$36.25	5,563,272	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	16,560		$36.25	5,563,272

(1)	All shares are issuable under the Amended and Restated 2008 Incentive Plan.
(2)
Under the Amended and Restated 2008 Incentive Plan, 5,018,358 shares remain available for future issuance, and under the ESPP and the SPP, an aggregate of 544,914 shares remain available for future issuance.

The remaining information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2021 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2021 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2021 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a)(1)    Financial Statements
The information required by this Item is included in Item 8 of Part II of this Form
10-K.
(a)(2)    Financial Statement Schedule
The following financial statement schedule for the years ended December 31, 2020, 2019 and 2018, is included in this Form
10-K
as set forth below (in thousands).
Mednax, Inc.
Schedule II: Valuation and Qualifying Accounts

	Years Ended December 31,
	2020	2019	2018
Allowance for contractual adjustments and uncollectibles:
Balance at beginning of year	$746,388	$750,115	$641,878
Amount charged against operating revenue	4,776,447	4,760,204	4,459,543
Accounts receivable contractual adjustments and write-offs (net of recoveries)	(4,730,993)	(4,763,931)	(4,351,306)

Balance at end of year	$791,842	$746,388	$750,115

All other schedules have been omitted because they are not applicable, not required or the information is included elsewhere herein.
(a)(3) Exhibits
See Item 15(b) of this Form
10-K.

(b)	Exhibits

2.1	Agreement and Plan of Merger, dated as of December 29, 2008, between Mednax, Inc., Pediatrix Medical Group, Inc. and PMG Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Mednax’s Current Report on Form 8-K12B, dated January 2, 2009).

2.2	Securities Purchase Agreement, dated October 10, 2019, by and between Mednax Services, Inc. and FH MD Buyer, Inc. (incorporated by reference to Exhibit 2.1 to Mednax’s Current Report on Form 8-K, filed on October 10, 2019).**

2.3	Securities Purchase Agreement, dated as of May 6, 2020, by and between Mednax Services, Inc. and NMSC II, LLC (incorporated by reference to Exhibit 2.1 to Mednax’s Current Report on Form 8-K filed on May 12, 2020).**

2.4	Securities Purchase Agreement, dated as of September 9, 2020, by and between Mednax Services, Inc. and Radiology Partners, Inc. (incorporated by reference to Exhibit 2.1 to Mednax’s Current Report on Form 8-K filed on September 15, 2020).**

3.1	Composite Articles of Incorporation of Mednax, Inc. (incorporated by reference to Exhibit 3.1 to Mednax’s Annual Report on Form 10-K for the period ended December 31, 2013).

3.2	Amended and Restated By-laws of Mednax, Inc. (incorporated by reference to Exhibit 3.1 to Mednax’s Current Report on Form 8-K dated November 6, 2018).

4.1	Form of 5.25% Senior Notes due 2023 (incorporated by reference to Exhibit A of the First Supplemental Indenture filed as Exhibit 4.3 to Mednax’s Current Report on Form 8-K dated December 8, 2015).

4.2	Form of 6.25% Senior Notes due 2027 (incorporated by reference to Exhibit A of the Fifth Supplemental Indenture filed as Exhibit 4.3 to Mednax’s Current Report on Form 8-K dated November 13, 2018).

4.3	Indenture, dated as of December 8, 2015, by and between Mednax, Inc. and U.S. Bank National Association, as Trustee. (incorporated by reference to Exhibit 4.2 to Mednax’s Current Report on Form 8-K dated December 8, 2015).

4.4	First Supplemental Indenture dated as of December 8, 2015 to the Indenture, dated as of December 8, 2015, by and among Mednax, Inc., certain of its subsidiaries and U.S. Bank National Association, as Trustee. (incorporated by reference to Exhibit 4.3 to Mednax’s Current Report on Form 8-K dated December 8, 2015).

4.5	Second Supplemental Indenture dated as of March 30, 2017 to the Indenture, dated as of December 8, 2015, by and among Mednax, Inc., certain of its subsidiaries and U.S. Bank National Association, as Trustee. (incorporated by reference to Exhibit 10.4 to Mednax’s Annual Report on Form 10-K for the period ended December 31, 2017).

4.6	Third Supplemental Indenture dated as of November 9, 2017 to the Indenture, dated as of December 8, 2015, by and among Mednax, Inc., certain of its subsidiaries and U.S. Bank National Association, as Trustee. (incorporated by reference to Exhibit 10.5 to Mednax’s Annual Report on Form 10-K for the year ended December 31, 2017).

4.7	Fourth Supplemental Indenture dated as of November 13, 2018 to the Indenture, dated as of December 8, 2015, by and among Mednax, Inc., certain of its subsidiaries and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.7 to Mednax’s Annual Report on Form 10-K for the year ended December 31, 2018).

4.8	Fifth Supplemental Indenture dated as of November 13, 2018 to Indenture, dated as of December 8, 2015, by and among Mednax, Inc., certain of its subsidiaries and U.S. Bank National Association, as Trustee. (incorporated by reference to Exhibit 4.3 to Mednax’s Current Report on Form 8-K dated November 13, 2018).

4.9	Sixth Supplemental Indenture dated as of February 21, 2019 to the Indenture, dated as of December 8, 2015, by and among Mednax, Inc., certain of its subsidiaries and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.2 to Mednax’s Quarterly Report on Form 10-Q for the period ended March 31, 2019).

4.10	Description of Securities of Mednax, Inc. (incorporated by reference to Exhibit 4.10 to Mednax’s Annual Report on Form 10-K for the period ended December 31, 2019).

10.1	Credit Agreement, dated as of October 30, 2017, among Mednax, Inc., certain of its domestic subsidiaries from time to time party thereto as Guarantors, the Lender parties thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Bank of America, N.A., Fifth Third Bank, Mizuho Bank, Ltd., SunTrust Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Wells Fargo Bank, National Association as Syndication Agents, and BBVA Compass, Citizens Bank, N.A., PNC Bank, Regions Bank, and U.S. Bank National Association, as Senior Documentation Agents and BB&T as Documentation Agent. JPMorgan Chase Bank, N.A, Fifth Third Bank, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mizuho Bank, Ltd., SunTrust Robinson Humphrey, Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Wells Fargo Securities, LLC, acted as Joint Lead Arrangers and Joint Bookrunners. (incorporated by reference to Exhibit 10.1 to Mednax’s Quarterly Report on Form 10-Q for the period ended September 30, 2017).

10.2	Amendment No. 1, dated as of November 21, 2018, to the Credit Agreement, dated as of October 30, 2017, among Mednax, Inc. certain of its domestic subsidiaries from time to time party thereto as Guarantors, the Lenders parties thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.10 to Mednax’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.3	Amendment No. 2, dated as of March 28, 2019, to the Credit Agreement, dated as of October 30, 2017, among Mednax, Inc., certain of its domestic subsidiaries from time to time party thereto as Guarantors, the Lenders parties thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to Mednax’s Quarterly Report on Form 10-Q for the period ended March 31, 2019).

10.4	Amendment No.3, dated as of March 25, 2020, to the Credit Agreement, dated as of October 30, 2017, among Mednax, Inc., certain of its domestic subsidiaries from time to time party thereto as Guarantors, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.1 to Mednax’s Quarterly Report on Form 10-Q for the period ended March 31, 2020).

10.5	Amended and Restated Mednax, Inc. 1996 Non-Qualified Employee Stock Purchase Plan (incorporated by reference to Exhibit A to Mednax’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on September 18, 2015).*

10.6	2015 Non-Qualified Stock Purchase Plan of Mednax, Inc., dated September 14, 2015 (incorporated by reference to Exhibit B to Mednax’s Proxy Statement dated September 18, 2015).*

10.7	Executive Non-Qualified Deferred Compensation Plan of Pediatrix, dated October 13, 1997 (incorporated by reference to Exhibit 10.35 to Pediatrix’s Quarterly Report on Form 10-Q for the period ended June 30, 1998).*

10.8	Amended and Restated Thrift and Profit Sharing Plan of Pediatrix (incorporated by reference to Exhibit 4.5 to Pediatrix’s Registration Statement on Form S-8 (Registration No. 333-101222)).*

10.9	Pediatrix Medical Group of Puerto Rico Thrift and Profit Sharing Plan (incorporated by reference to Exhibit 4.3 to Pediatrix’s Registration Statement on Form S-8 dated December 9, 2004).*

10.10	Mednax, Inc. Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Exhibit A to Mednax’s Definitive Proxy Statement on Schedule 14A dated March 29, 2019).*

10.11	Mednax, Inc. Form of Non-Qualified Stock Option Agreement for Non-Qualified Stock Options Awarded Under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.17 to Mednax’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.12	Mednax, Inc. Form of Restricted Stock Agreement for Restricted Stock Awarded Under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.18 to Mednax’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.13	Separation Agreement, dated July 12, 2020, by and between Mednax Services, Inc. and Roger J. Medel, M.D. (incorporated by reference to Exhibit 10.2 to Mednax’s Current Report on Form 8-K filed on July 13, 2020).*

10.14	Employment Agreement, dated July 12, 2020, by and between Mednax Services, Inc. and Mark S. Ordan (incorporated by Reference to Exhibit 10.1 to Mednax’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed on July 30, 2020).*

10.15	Employment Agreement, effective September 8, 2020, by and between Mednax Services, Inc. and C. Marc Richards (incorporated by reference to Exhibit 10.4 to Mednax’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 6, 2020).*

10.16	Employment Agreement, effective September 27, 2020, by and between Mednax Services, Inc. and Dominic J. Andreano (incorporated by reference to Exhibit 10.5 to Mednax’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 6, 2020).*

10.17	Employment Agreement, dated August 1, 2019, by and between Mednax Services, Inc. and John C. Pepia (incorporated by reference to Exhibit 10.25 to Mednax’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 20, 2020).*

10.18	First Amendment to Employment Agreement, effective April 1, 2020, by and between Mednax Services, Inc. and John C. Pepia (incorporated by reference to Exhibit 10.28 to Mednax’s Annual Report on Form 10-K/A for the year ended December 31, 2019, filed on April 28, 2020).*

10.19	Amended and Restated Employment Agreement, dated February 13, 2020, by and between Mednax Services, Inc. and Stephen D. Farber (incorporated by reference to Exhibit 10.23 to Mednax’s Annual Report on Form 10-K/A for the year ended December 31, 2019, filed on April 28, 2020).*

10.20	First Amendment to Amended and Restated Employment Agreement, effective April 1, 2020, by and between Mednax Services, Inc. and Stephen D. Farber. (incorporated by reference to Exhibit 10.24 to Mednax’s Annual Report on Form 10-K/A for the year ended December 31, 2019, filed on April 28, 2020).*

10.21+	Amended and Restated Employment Agreement, effective September 27, 2020, by and between Mednax Services, Inc. and Roger Mack Hinson, M.D.*

10.22	Form of Exclusive Management and Administrative Services Agreement with affiliated professional contractors (incorporated by reference to Exhibit 10.31 to Mednax’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.23	Agreement, dated as of July 12, 2020, by and among Mednax, Inc., Starboard Value LP and certain of its affiliates (incorporated by reference to Exhibit 10.1 to Mednax’s Current Report on Form 8-K filed on July 13, 2020).

21.1+	Subsidiaries of the Registrant.

23.1+	Consent of PricewaterhouseCoopers LLP.

31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32++	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1+	Interactive Data File

101.INS+	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	XBRL Schema Document.

101.CAL+	XBRL Calculation Linkbase Document.

101.DEF+	XBRL Definition Linkbase Document.

101.LAB+	XBRL Label Linkbase Document.

101.PRE+	XBRL Presentation Linkbase Document.

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contracts or compensation plans, contracts or arrangements.
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

MEDNAX, INC.

Date: February 18, 2021	By:	/s/ Mark S. Ordan
Mark S. Ordan
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark S. Ordan Mark S. Ordan	Chief Executive Officer, Director (Principal Executive Officer)	February 18, 2021

/s/ C. Marc Richards C. Marc Richards	Chief Financial Officer (Principal Financial Officer)	February 18, 2021

/s/ John C. Pepia John C. Pepia	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2021

/s/ Guy P. Sansone Guy P. Sansone	Director and Chair of the Board	February 18, 2021

/s/ Manuel Kadre Manuel Kadre	Lead Independent Director	February 18, 2021

/s/ Karey D. Barker Karey D. Barker	Director	February 18, 2021

/s/ Waldemar A. Carlo, M.D. Waldemar A. Carlo, M.D.	Director	February 18, 2021

/s/ Paul G. Gabos Paul G. Gabos	Director	February 18, 2021

/s/ Thomas A. McEachin Thomas A. McEachin	Director	February 18, 2021

/s/ Roger J. Medel, M.D. Roger J. Medel, M.D.	Director	February 18, 2021

/s/ Michael A. Rucker Michael A. Rucker	Director	February 18, 2021

/s/ John M. Starcher, Jr. John M. Starcher, Jr.	Director	February 18, 2021

/s/ Shirley A. Weis Shirley A. Weis	Director	February 18, 2021