Form 10-Q
period 2021-03-31
MEDNAX, INC.
filed 2021-05-07
CIK 893949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-12111

Mednax, Inc.
(Exact name of registrant as specified in its charter)

Florida	26-3667538
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

1301 Concord Terrace
Sunrise , Florida	33323
(Address of principal executive offices)	(Zip Code)
(
954
)
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
12b-2
of the
Exchange Act).    Yes  ☐    No
☒
On April 30, 2021, the registrant had outstanding
86,278,351 shares of Common Stock, par value $.01 per share.

Mednax, Inc.

Mednax, Inc.
Consolidated Balance Sheets
(in thousands)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$269,630	$1,123,843
Short-term investments	100,811	104,870
Accounts receivable, net	245,736	241,931
Prepaid expenses	19,447	16,898
Income taxes receivable	19,393	—
Other current assets	10,382	61,806

Total current assets	665,399	1,549,348
Property and equipment, net	80,805	76,191
Goodwill	1,482,497	1,477,968
Intangible assets, net	21,483	26,642
Operating and finance lease right-of-use assets	52,634	55,972
Deferred income tax assets	70,868	54,472
Other assets	110,058	107,355

Total assets	$2,483,744	$3,347,948

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$306,410	$423,183
Current portion of finance lease liabilities	2,369	2,219
Current portion of operating lease liabilities	18,179	18,933

Total current liabilities	326,958	444,335
Long-term debt and finance lease liabilities, net	996,862	1,742,586
Long-term operating lease liabilities	37,857	40,970
Long-term professional liabilities	267,215	265,274
Deferred income tax liabilities	61,746	61,746
Other liabilities	26,123	45,320

Total liabilities	1,716,761	2,600,231

Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000 shares authorized; 86,210 and 85,593 shares issued and outstanding, respectively	862	856
Additional paid-in capital	1,032,212	1,029,453
Accumulated other comprehensive income	2,397	3,530
Retained deficit	(268,712)	(286,354)

Total Mednax, Inc. shareholders’ equity	766,759	747,485
Noncontrolling interest	224	232

Total equity	766,983	747,717

Total liabilities and equity	$2,483,744	$3,347,948

The accompanying notes are an integral part of these Consolidated Financial Statements.

Mednax, Inc.
Consolidated Statements of Income
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net revenue	$446,753	$441,245

Operating expenses:
Practice salaries and benefits	319,012	316,279
Practice supplies and other operating expenses	22,212	23,842
General and administrative expenses	66,516	67,442
Depreciation and amortization	8,031	6,803
Transformational and restructuring related expenses	4,878	16,076

Total operating expenses	420,649	430,442

Income from operations	26,104	10,803
Investment and other income (expense)	5,967	(1,046)
Interest expense	(17,645)	(27,665)
Loss on early extinguishment of debt	(14,532)	—
Equity in earnings of unconsolidated affiliate	495	494

Total non-operating expenses	(25,715)	(28,217)

Income (loss) from continuing operations before income taxes	389	(17,414)
Income tax benefit (provision)	4,955	(1,085)

Income (loss) from continuing operations	5,344	(18,499)
Income (loss) from discontinued operations, net of tax	12,290	(213)

Net income (loss)	17,634	(18,712)
Net loss attributable to noncontrolling interest	8	—

Net income (loss) attributable to Mednax, Inc.	$17,642	$(18,712)

Per common and common equivalent share data:
Income (loss) from continuing operations:
Basic	$0.06	$(0.22)

Diluted	$0.06	$(0.22)

Income from discontinued operations:
Basic	$0.15	$—

Diluted	$0.15	$—

Net income (loss) attributable to Mednax, Inc.:
Basic	$0.21	$(0.22)

Diluted	$0.21	$(0.22)

Weighted average common shares:
Basic	84,526	82,799
Diluted	85,491	82,799
The accompanying notes are an integral part of these Consolidated Financial Statements.

Mednax, Inc.
Consolidated Statements of Equity
(in thousands)

	Common Stock
	Number of		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total
	Shares	Amount	Capital	Income (Loss)	Deficit 1	Equity
2021
Balance at January 1, 2021	85,593	$856	$1,029,453	$3,530	$(286,122)	$747,717
Net incom e	—	—	—	—	17,642	17,642
Contribution from noncontrolling interests, net of loss (1)	—	—	—	—	(8)	(8)
Unrealized holding loss on investments, net of tax	—	—	—	(1,133)	—	(1,133)
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	52	—	1,042	—	—	1,042
Issuance of restricted stock	660	7	(7)	—	—	—
Forfeitures of restricted stock	(13)	—	—	—	—	—
Stock-based compensation expense	—	—	3,717	—	—	3,717
Repurchased common stock	(82)	(1)	(1,993)	—	—	(1,994)

Balance at March 31, 2021	86,210	$862	$1,032,212	$2,397	$(268,488)	$766,983

2020
Balance at January 1, 2020	84,248	$842	$987,942	$78	$510,134	$1,498,996
Net loss	—	—	—	—	(18,712)	(18,712)
Unrealized holding loss on investments, net of tax	—	—	—	(213)	—	(213)
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	78	1	1,831	—	—	1,832
Issuance of restricted stock	968	10	(10)	—	—	—
Forfeitures of restricted stock	(19)	—	—	—	—	—
Stock-based compensation expense	—	—	8,035	—	—	8,035
Repurchased common stock	(125)	(1)	(2,541)	—	—	(2,542)

Balance at March 31, 2020	85,150	$852	$995,257	$(135)	$491,422	$1,487,396

(1)	Noncontrolling interest in 2021 is presented within retained deficit as the balance is immaterial.
The accompanying notes are an integral part of these Consolidated Financial Statements.

Mednax, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$17,642	$(18,712)
(Income) loss from discontinued operations	(12,290)	213
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	8,031	6,803
Amortization of premiums, discounts and issuance costs	994	1,458
Loss on early extinguishment of debt	14,532	—
Stock-based compensation expense	3,717	7,443
Deferred income taxes	(16,016)	23,958
Other	(638)	(689)
Changes in assets and liabilities:
Accounts receivable	(11,633)	1,619
Prepaid expenses and other current assets	47,799	4,539
Other long-term assets	(90)	1,235
Accounts payable and accrued expenses	(106,937)	(145,355)
Income taxes receivable	(18,501)	(32,955)
Long-term professional liabilities	(916)	3,333
Other liabilities	(24,620)	(5,935)

Net cash used in operating activities – continuing operations	(98,926)	(153,045)
Net cash provided by operating activities - discontinued operations	16,738	11,161

Net cash used in operating activities	(82,188)	(141,884)

Cash flows from investing activities:
Acquisition payments, net of cash acquired	(5,957)	(75)
Purchases of investments	(5,138)	(21,042)
Proceeds from maturities or sales of investments	7,433	9,860
Purchases of property and equipment	(9,052)	(9,802)

Net cash used in investing activities – continuing operations	(12,714)	(21,059)
Net cash used in investing activities - discontinued operations	2,350	839

Net cash used in investing activities	(10,364)	(20,220)

Cash flows from financing activities:
Borrowings on credit agreement	—	515,000
Payments on credit agreement	—	(146,500)
Redemption of senior notes, including call premium	(759,848)	—
Payments for credit facility amendment	—	(500)
Payments of contingent consideration liabilities	(189)	—
Payments on finance lease obligations	(672)	—
Proceeds from issuance of common stock	1,042	1,832
Repurchases of common stock	(1,994)	(2,542)

Net cash provided from financing activities – continuing operations	(761,661)	367,290
Net cash provided from financing activities - discontinued operations	—	(1,251)

Net cash provided from financing activities	(761,661)	366,039

Net increase in cash and cash equivalents	(854,213)	203,935
Cash and cash equivalents at beginning of period	1,123,843	107,870

Cash and cash equivalents at end of period	$269,630	$311,805

The accompanying notes are an integral part of these Consolidated Financial Statements.

Mednax, Inc.
Notes to Consolidated Financial Statements
March 31, 2021
(Unaudited)

1.	Basis of Presentation and New Accounting Pronouncements:
The accompanying unaudited Consolidated Financial Statements of the Company and the notes thereto presented in this Form
10-Q
have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements, and do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of interim periods. The financial statements include all the accounts of Mednax, Inc. and its consolidated subsidiaries (collectively, “MDX”) together with the accounts of MDX’s affiliated business corporations or professional associations, professional corporations, limited liability companies and partnerships (the “affiliated professional contractors”). Certain subsidiaries of MDX have contractual management arrangements with its affiliated professional contractors, which are separate legal entities that provide physician services in certain states and Puerto Rico. The terms “Mednax” and the “Company” refer collectively to Mednax Inc., its subsidiaries and the affiliated professional contractors.
The Company is a party to a joint venture in which it owns a 37.5% economic interest. The Company accounts for this joint venture under the equity method of accounting because the Company exercises significant influence over, but does not control, this entity. The Company is also a party to a joint venture in which it owns a 51% economic interest and for which it is deemed the primary beneficiary. The equity interest of the outside investor in the equity of this consolidated entity is accounted for and presented as noncontrolling interest on the Company’s Consolidated Balance Sheets. The results from operations attributable to the noncontrolling interest are presented separately on the Company’s Consolidated Statements of Income.
The Company divested its anesthesiology services and radiology services medical groups in May 2020 and December 2020, respectively. The operating results of these medical groups are reported as discontinued operations in the Company’s Consolidated Statements of Income for the three months ended March 31, 2020.
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
(the “Form
10-K”).
New Accounting Pronouncements
In December 2019, accounting guidance related to income taxes was issued with the goal of enhancing and simplifying various aspects of the income tax accounting guidance, including requirements related to hybrid tax regimes, deferred taxes on step-up
in tax basis of goodwill obtained in a transaction that is not a business combination, separate financial statements of entities not subject to tax, the intraperiod tax allocation exception to the incremental approach, deferred tax liabilities on outside basis differences, and interim-period accounting for enacted changes in tax law and certain year-to-date
loss limitations. The guidance became effective for us on January 1, 2021. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

2.	Coronavirus Pandemic (“COVID-19”):
COVID-19

has had a continued impact on the demand for medical services provided by the Company’s affiliated clinicians. Beginning in mid-March
2020, the Company’s affiliated office-based practices, which specialize in maternal-fetal medicine, pediatric cardiology, and numerous pediatric subspecialties, experienced a significant elevation of appointment cancellations compared to historical normal levels. The Company believes
COVID-19,
either directly or indirectly, has also had an impact on its neonatology intensive care unit (“NICU”) patient volumes, and there is no assurance that impacts from
COVID-19
will not further adversely affect its NICU patient volumes or otherwise adversely affect its NICU and related neonatology business. Further, in late 2020, the Company saw a shift in the mix of patients reimbursed under government-sponsored healthcare programs, but that shift reversed during the three months ended March 31, 2021. Overall, the Company’s operating results were significantly impacted by
COVID-19
beginning in
mid-March
2020, but volumes began to normalize in
mid-2020
and substantially recovered throughout 2020 and early 2021.
During 2020, the Company implemented a number of ac
t
ions to preserve financial flexibility and partially mitigate the significant anticipated impact of
COVID-19.
These steps included a suspension of most activities related to the Company’s transformational and restructuring programs, limiting these expenditures to those that provide essential support for the Company’s response to
COVID-19.
In addition, (i) the Company temporarily reduced executive and key management base salaries, including 50% reductions in salaries for its named executive officers during the second quarter of 2020; (ii) the Board of Directors agreed to forego their annual cash retainer and cash meeting payments, also during the second quarter of 2020; (iii) the Company enacted a combination of salary reductions and furloughs for non-clinical
employees; (iv) the Company enacted significant operational and practice-specific expense reduction plans across its clinical operations; and (v) amended and restated its Credit Agreement
.

Due to the continued uncertainties surrounding the timeline of and impacts from
COVID-19,
the Company is unable to predict the ultimate impact on its business, financial condition, results of operations and cash flows. The Company, however, believes it will be able to generate sufficient liquidity to satisfy its obligations for the next twelve months.
CARES Act
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing up to $100 billion in aid to the healthcare industry to reimburse healthcare providers for lost revenue and expenses attributable to
COVID-19.
The remaining $70 billion in aid is intended to focus on providers in areas particularly impacted by
COVID-19,
rural providers, providers of services with lower shares of Medicare reimbursement or who predominantly serve the Medicaid population, and providers requesting reimbursement for the treatment of uninsured Americans. It is unknown what, if any, portion of the remaining healthcare industry funding o
f
the CARES Act the Company and its affiliated physician practices will qualify for and receive. The Department of Health and Human Services (“HHS”) is administering this program and began disbursing funds in April 2020, of which the Company’s affiliated physician practices within continuing operations received an aggregate of $22.0 million during the year ended December 31, 2020 and $7.7 million during the three months ended March 31, 2021. The Company has applications pending for certain affiliated physician practices for incremental relief beyond what has been received.
In addition, the CARES Act also provided for deferred payment of the employer portion of social security taxes through the end of 2020, and while the Company utilized this deferral option throughout 2020, it expects to pay the deferred amounts during the second quarter of 2021.
Under current tax law, net operating losses can be carried forward indefinitely. The CARES Act enacted rules allowing net operating losses arising in 2020 to be carried back five taxab
l
e years. The Company currently expects to generate a net operating loss for the 2020 tax year which it intends to carry back to the 2015 tax year under these provisions to obtain a refund of income tax at the prior 35% corporate tax rate.

3.	Cash Equivalents and Investments:
As of March 31, 2021 and December 31, 2020, the Company’s cash equivalents consisted entirely of money market funds totaling $1.3 million and $1.0 million, respectively. Investments consisted of corporate securities, municipal debt securities, federal home loan securities and certificates of deposit. All investments are classified as current.
Investments held at March 31, 2021 and December 31, 2020 are summarized as follows (in thousands):

	March 31, 2021	December 31, 2020
Corporate securities	$70,862	$71,095
Municipal debt securities	16,932	18,707
Federal home loan securities	5,956	8,017
Certificates of deposit	4,978	5,991
U.S. Treasury securities	2,083	1,060

	$100,811	$104,870

4.	Fair Value Measurements:
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

The following table presents information about the Company’s financial instruments that are accounted for at fair value on a recurring basis at March 31, 2021 and December 31, 2020 (in thousands):

		Fair Value
	Fair Value Category	March 31, 2021	December 31, 2020
Assets:
Money market funds	Level 1	$1,324	$1,010
Short-term investments	Level 2	100,811	104,870
Mutual funds	Level 1	16,361	15,841
The following table presents information about the Company’s financial instruments that are not carried at fair value at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
2023 Notes	—	—	750,000	756,225
2027 Notes	1,000,000	1,066,000	1,000,000	1,070,000
The Company redeemed the full principal balance of its 5.25%
senior unsecured notes due 2023 (the “2023 Notes”) in January 2021.
The carrying amounts of cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments
.

5.	Accounts Receivable and Net Revenue:
Accounts receivable, net consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Gross accounts receivable	$1,127,620	$1,106,394
Allowance for contractual adjustments and uncollectibles	(881,884)	(864,463)

	$245,736	$241,931

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

The following table summarizes the Company’s net revenue by category (in thousands):

	Three Months Ended March 31,
	2021	2020
Net patient service revenue	$381,063	$384,436
Hospital contract administrative fees	57,066	51,843
Other revenue	8,624	4,966

	$446,753	$441,245

The approximate percentage of net patient service revenue by type of payor was as follows:

	Three Months Ended March 31,
	2021	2020
Contracted managed care	69%	68%
Government	25	26
Other third-parties	5	4
Private-pay patients	1	2

	100%	100%

6.	Business Combinations and Discontinued Operations:
Business Combinations
During the three months ended March 31, 2021, the Company completed the acquisition of one pediatric orthopedic practice and one multi-location pediatric urgent care practice for total cash consideration of $6.0 million. These acquisitions expanded the Company’s national network of physician practices across women’s and children’s services. In connection with these acquisitions, the Company recorded tax deductible goodwill of $5.0 million, other intangible assets consisting primarily of physician and hospital agreements of $0.9 million and fixed assets of $0.1 million.
Discontinued Operations – Anesthesiology Services Medical Group
The Company divested its anesthesiology services medical group in May 2020. During the three months ended March 31, 2021, the Company recorded a net decrease to the loss on sale of $12.3 million, primarily related to an adjustment to the sales proceeds and book values of net assets sold resulting from a mutual agreement between the buyer and seller reached during the three months ended March 31, 2021 to treat a portion of the divestiture as an asset sale for tax purposes and the disposal of the single anesthesia practice that remained after the divestiture of the anesthesiology medical group in May 2020. The net decrease to the loss on sale is reflected as a component of discontinued operations, net of income taxes, in the Company’s Consolidated Statements of Income for the three months ended March 31, 2021. A valuation for the contingent economic consideration component of the transaction is expected to be completed during the three months ended June 30, 2021 and may result in an incremental change to the loss on sale. The operating results of the anesthesiology services medical group were reported as a component of discontinued operations, net of income taxes, in the Company’s Consolidated Statements of Income for the three months ended March 31, 2020.
The Company’s continuing operations financial statements for the three months ended March 31, 2021 reflect the Company’s best estimate of the income tax effects associated with the asset sale change. These estimates include an increase in income tax receivable of $18 million, of which $7 million is related to loss carryback provisions enacted under the CARES Act, an increase in deferred tax assets of $13 million and a reduction to capital loss carryforwards and offsetting valuation allowance of $65 million. The Company will adjust these income tax effects as necessary during subsequent periods in 2021 as additional information becomes available.
Discontinued Operations – Radiology Services Medical Group
The Company divested its radiology services medical group in December 2020. During the three months ended March 31, 2021, the Company recorded nominal changes to the loss on sale, primarily for the finalization of certain transaction related expenses. A final working capital true up is pending and is expected to be completed during the three months ended June 30, 2021 and may result in an incremental change to the loss on sale. The operating results of the radiology services medical group were reported as a component of discontinued operations, net of income taxes, in the Company’s Consolidated Statements of Income for the three months ended March 31, 2020.

7.	Accounts Payable and Accrued Expenses:
Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Accounts payable	$59,069	$59,771
Accrued salaries and incentive compensation	76,882	184,849
Accrued payroll taxes and benefits	46,913	43,945
Accrued professional liabilities	48,878	50,607
Accrued interest	13,751	32,721
Other accrued expenses	60,917	51,290

	$306,410	$423,183

The net decrease in accrued salaries and incentive compensation of $108.0 million, from December 31, 2020 to March 31, 2021, is primarily due to the payment of performance-based incentive compensation, principally to the Company’s affiliated physicians, partially offset by performance-based incentive compensation accrued during the three months ended March 31, 2021. A majority of the Company’s payments for performance-based incentive compensation is paid annually during the first quarter.

8.	Common an d Common Equivalent Shares:
Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of outstanding restricted stock, deferred stock and stock options and is calculated using the treasury stock method
.
The calculation of shares used in the basic and diluted net income per common share calculation for the three months ended March 31, 2021 and 2020 is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Weighted average number of common shares outstanding	84,526	82,799
Weighted average number of dilutive common share equivalents	965	—

Weighted average number of common and common equivalent shares outstanding (a)	85,491	82,799

Antidilutive securities not included in the diluted net income per common share calculation	18	849

(a)	Due to a loss from continuing operations for the three months ended March 31, 2020, no incremental shares are included because the effect would be antidilutive.

9.	Stock Incentive Plans and Stock Purchase Plans:
The Company’s A
m
ended and Restated 2008 Incentive Compensation Plan (the “Amended and Restated 2008 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property.
Under the Amended and Restated 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year
period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years
upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards generally vest upon the satisfaction of specified performance-based conditions and service-based conditions. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the three months ended March 31, 2021, the Company granted 659,786 shares of restricted stock to its employees under the Amended and Restated 2008 Incentive Plan. At March 31, 2021, the Company had 3.7 million shares available for future grants and awards under the Amended and Restated 2008 Incentive Plan.
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
Each of the ESPP and the SPP provide for the issuance of an aggregate of 2.6 million shares of the Company’s common stock less the number of shares of common stock purchased under the other plan. The Company recognizes stock-based compensation expense for the discount received by participating employees and non-employee
service providers. During the three months ended March 31, 2021, approximately
51,000
 shares were issued under the ESPP, and
no

shares were issued under the SPP.

At March 31, 2021, the Company had approximately 432,000 and 61,500 shares reserved for issuance under the ESPP and SPP, respectively.

During the three months ended March 31, 2021 and 2020, the Company recognized stock-based compensation expense of $3.7 million and $7.3 million, respectively.

10.	Common Stock Repurchase Programs:
In July 2013, t
h
e
 Comp
a
ny’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Company’s equity compensation programs. The share repurchase program allows the Company to make open market purchases from time-to-time
based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. No shares were purchased under this program during the three months ended March 31, 2021.
In August 2018, the Company announced that its Board of Directors had authorized the repurchase of up to $500.0 million of the Company’s common stock in addition to its existing share repurchase program, of which $98.7 million remained available for repurchase as of December 31, 2020. Under this share repurchase program, during the three months ended March 31, 2021, the Company withheld 81,625 shares of its common stock to satisfy minimum statutory withholding obligations of $2.0 million in connection with the vesting of restricted stock.
The Company intends to utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

11.	Commitments and Contingencies:
The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and the trading price of its securities. The Company has not included an accrual for these matters as of March 31, 2021 in its Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.
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
for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission on February 18, 2021 (the “2020 Form
10-K”).
As used in this Quarterly Report, the terms “Mednax”, the “Company”, “we”, “us” and “our” refer to the parent company, Mednax, Inc., a Florida corporation, and the consolidated subsidiaries through which its businesses are actually conducted (collectively, “MDX”), together with MDX’s affiliated business corporations or professional associations, professional corporations, limited liability companies and partnerships (“affiliated professional contractors”). Certain subsidiaries of MDX have contracts with our affiliated professional contractors, which are separate legal entities that provide physician services in certain states and Puerto Rico. The following discussion contains forward-looking statements. Please see the Company’s 2020 Form
10-K,
including Item 1A, Risk Factors, for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. In addition, please see “Caution Concerning Forward-Looking Statements” below.
Overview
Mednax is a leading provider of physician services including newborn, maternal-fetal, pediatric cardiology and other pediatric subspecialty care. Our national network is comprised of affiliated physicians who provide clinical care in 39 states and Puerto Rico. Our affiliated physicians provide neonatal clinical care, primarily within hospital-based neonatal intensive care units (“NICUs”), to babies born prematurely or with medical complications; and maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network also includes other pediatric subspecialists, including those who provide pediatric intensive care, pediatric cardiology care, hospital-based pediatric care, pediatric surgical care, pediatric ear, nose and throat, pediatric ophthalmology, pediatric urology services and pediatric urgent care.
Coronavirus Pandemic
(COVID-19)
COVID-19
has had a continued impact on the demand for medical services provided by our affiliated clinicians. Beginning in mid-March
2020, our affiliated office-based practices, which specialize in maternal-fetal medicine, pediatric cardiology, and numerous pediatric subspecialties, experienced a significant elevation of appointment cancellations compared to historical normal levels. We believe
COVID-19,
either directly or indirectly, also had an impact on our NICU patient volumes, and there is no assurance that impacts from
COVID-19
will not further adversely affect our NICU patient volumes or otherwise adversely affect our NICU and related neonatology business. Further, in late 2020, we saw a shift in the mix of patients reimbursed under government-sponsored healthcare programs, but that shift reversed during the three months ended March 31, 2021. Overall, our operating results were significantly impacted by
COVID-19
beginning in
mid-March
2020, but volumes began to normalize in
mid-2020
and substantially recovered throughout 2020 and early 2021.
During 2020, we implemented a number of actions to preserve financial flexibility and partially mitigate the significant anticipated impact of
COVID-19.
These steps included a suspension of most activities related to our transformational and restructuring programs, limiting these expenditures to those that provide essential support for our response to
COVID-19.
In addition, (i) we temporarily reduced executive and key management base salaries, including 50% reductions in salaries for our named executive officers during the second quarter of 2020; (ii) the board of directors agreed to forego their annual cash retainer and cash meeting payments, also during the second quarter of 2020; (iii) we enacted a combination of salary reductions and furloughs for non-clinical
employees; (iv) we enacted significant operational and practice-specific expense reduction plans across its clinical operations; and (v) amended and restated our credit agreement.
Due to the continued uncertainties surrounding the timeline of and impacts from
COVID-19,
we are unable to predict the ultimate impact on our business, financial condition, results of operations, cash flows and the trading price of our securities at this time.
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing up to $100 billion in aid to the healthcare industry to reimburse healthcare providers for lost revenue and expenses attributable to
COVID-19.
The remaining $70 billion in aid is intended to focus on providers in areas particularly impacted by
COVID-19,
rural providers, providers of services with lower shares of Medicare reimbursement or who predominantly serve the Medicaid population, and providers requesting reimbursement for the treatment of uninsured Americans. It is unknown what, if any, portion of the remaining healthcare industry funding on the CARES Act our affiliated physician practices will qualify for and receive. The Department of Health and Human Services (“HHS”) is administering this program, and our affiliated physician practices within continuing operations received an aggregate of $22.0 million in relief payments during the year ended December 31, 2020 and $7.7 million during the three months ended March 31, 2021. We have applications pending for certain affiliated physician practices for incremental relief beyond what has been received.
In addition, the CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, and we utilized this deferral option throughout 2020. We expect to make these payments during the second quarter of 2021.
Under current tax law, net operating losses can be carried forward indefinitely. The CARES Act enacted rules allowing net operating losses arising in 2020 to be carried back five taxable years. We currently expect to generate a net operating loss for the 2020 tax year which we intend to carry back to the 2015 tax year under these provisions to obtain a refund of income tax at the prior 35% corporate tax rate.

General Economic Conditions and Other Factors
Our operations and performance depend significantly on economic conditions. Economic conditions in the United States (“U.S.”) have deteriorated, primarily as a result of
COVID-19,
and patient volumes have been impacted. During the three months ended March 31, 2021, the percentage of our patient service revenue being reimbursed under government-sponsored healthcare programs (“GHC Programs”) decreased as compared to the three months ended March 31, 2020. We could, however, experience shifts toward GHC Programs if changes occur in economic behaviors or population demographics within geographic locations in which we provide services, including an increase in unemployment and underemployment as well as losses of commercial health insurance. For example, during the three months ended December 31, 2020, we experienced significant shifts to GHC programs. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, due to the rising costs of managed care premiums and patient responsibility amounts, we may experience lower net revenue resulting from increased bad debt due to patients’ inability to pay for certain services.
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
In late 2020 and early 2021, the results of the federal and state elections have changed which persons and parties occupy the Office of the President of the United States and the U.S. Senate and many states’ governors and legislatures. The new Administration may propose sweeping changes to the U.S. healthcare system, including expanding government-funded health insurance options and replacing current healthcare financing mechanisms with systems that would be entirely administered by the federal government. Any legislative or administrative change to the current healthcare financing system could have a material adverse effect on our financial condition, results of operations, cash flows and the trading price of our securities.
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
period.
Non-GAAP
Measures
In our analysis of our results of operations, we use certain non-GAAP
financial measures. We report adjusted earnings before interest, taxes and depreciation and amortization from continuing operations, which is defined as income (loss) from continuing operations before interest, taxes, depreciation and amortization, and transformational and restructuring related expenses. We also report adjusted earnings per share (“Adjusted EPS”) from continuing operations which consists of diluted income (loss) from continuing operations per common and common equivalent share adjusted for amortization expense, stock-based compensation expense, transformational and restructuring related expenses and any impacts from discrete tax events. For the three months ended March 31, 2021, both Adjusted EBITDA and Adjusted EPS are being further adjusted to exclude the impacts from the loss on the early extinguishment of debt during the quarter.
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
For a reconciliation of each of Adjusted EBITDA from continuing operations and Adjusted EPS from continuing operations to the most directly comparable GAAP measures for the three months ended March 31, 2021 and 2020, refer to the tables below (in thousands, except per share data).

	Three Months Ended March 31,
	2021	2020
Income (loss) from continuing operations attributable to Mednax, Inc.	$5,352	$(18,499)
Interest expense	17,645	27,665
Loss on early extinguishment of debt	14,532	—
Income tax (benefit) provision	(4,955)	1,085
Depreciation and amortization expense	8,031	6,803
Transformational and restructuring related expenses	4,878	16,076

Adjusted EBITDA from continuing operations attributable to Mednax, Inc.	$45,483	$33,130

	Three Months Ended March 31,
	2021		2020
Weighted average diluted shares outstanding	85,491		82,799
Income (loss) from continuing operations and diluted income from continuing operations per share attributable to Mednax, Inc.	$5,352	$0.06	$(18,499)	$(0.22)
Adjustments (1) :
Amortization (net of tax of $890 and $512)	2,672	0.03	1,535	0.02
Stock-based compensation (net of tax of $929 and $1,813)	2,788	0.03	5,442	0.07
Transformational and restructuring expenses (net of tax of $1,219 and $4,019)	3,659	0.04	12,057	0.15
Loss on early extinguishment of debt (net of tax of $3,633)	10,899	0.13	—	—
Net impact from discrete tax events	(5,067)	(0.05)	4,834	0.04

Adjusted income and diluted EPS from continuing operations attributable to Mednax, Inc.	$20,303	$0.24	$5,369	$0.06

(1)	A blended statutory rate of 25.0% was used to calculate the tax effects of the adjustments for the three months ended March 31, 2021 and 2020.
Results of Operations
Three Months Ended March 31, 2021 as Compared to Three Months Ended March 31, 2020
Our net revenue attributable to continuing operations was $446.8 million for the three months ended March 31, 2021, as compared to $441.2 million for the same period in 2020. The increase in revenue of $5.6 million, or 1.3%, was primarily attributable to an increase in same-unit revenue, partially offset by decreases in revenue from net acquisitions. Same units are those units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue increased by $10.9 million, or 2.5%. The increase in same-unit net revenue was comprised of an increase of $21.5 million, or 5.0%, from net reimbursement-related factors, partially offset by a net decrease of $10.6 million, or 2.5%, related to patient service volumes. The decrease in revenue from patient service volumes was primarily related to a decline in our hospital-based women’s and children’s services, partially offset by increases in our office-based services. The net increase in revenue related to net reimbursement-related factors was primarily due to $7.7 million in CARES Act relief, increases in administrative fees from our hospital partners and an increase in revenue resulting from a decrease in the percentage of our patients being enrolled in GHC Programs. Excluding the additional calendar day in February 2020 for the 2020 leap year, the increase in same-unit net patient service revenue was 3.6% for the three months ended March 31, 2021, and the decline in same-unit volume growth adjusted to 1.4%. Net reimbursement-related growth was unaffected by the additional day in 2020.
Practice salaries and benefits attributable to continuing operations increased $2.7 million, or 0.9%, to $319.0 million for the three months ended March 31, 2021, as compared to $316.3 million for the same period in 2020. Of the $2.7 million increase, $1.6 million was related to benefits and incentive compensation, with the increase to incentive compensation driven by improved results, partially offset by a decrease in malpractice expense, and $1.1 million was related to salaries which primarily reflected increases in clinician compensation expense.
Practice supplies and other operating expenses attributable to continuing operations decreased $1.6 million, or 6.8%, to $22.2 million for the three months ended March 31, 2021, as compared to $23.8 million for the same period in 2020. The decrease was primarily attributable to net decreases in other practice operating expenses, such as office expenses and travel as well as lower expenses related to net acquisitions, as compared to the prior year.
General and administrative expenses attributable to continuing operations primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day
operations of our affiliated physician practices and services. General and administrative expenses were $66.5 million for the three months ended March 31, 2021, as compared to $67.4 million for the same period in 2020. The net decrease of $0.9 million is primarily related to decreases in compensation expense from net staffing reductions primarily resulting from cost mitigation initiatives, partially offset by increases in computer expenses and other professional services. General and administrative expenses as a percentage of net revenue was 14.9% for the three months ended March 31, 2021, as compared to 15.3% for the same period in 2020. Certain general and administrative expenses related to corporate overhead represent various support services provided across the company, including approximately $5 million in costs related to support for the buyers of the anesthesiology services medical group and the radiology services medical group through transition services agreements. Therefore, general and administrative expenses do not reflect potential general and administrative cost savings that may be achieved in future periods.
Transformational and restructuring related expenses attributable to continuing operations were $4.9 million for the three months ended March 31, 2021, as compared to $16.1 million for the same period in 2020. The decrease of $11.2 million reflects the reduction in the scope of activities limiting them to initiatives critical to our business operations with the expenses during the first quarter of 2021 primarily for external consulting costs for various process improvement and restructuring initiatives.
Depreciation and amortization expense attributable to continuing operations was $8.0 million for the three months ended March 31, 2021, as compared to $6.8 million for the same period in 2020. The increase of $1.2 million was primarily related to an increase in amortization expense related to the acceleration of amortization resulting from the cessation of a contract.
Income from operations attributable to continuing operations increased $15.3 million, or 141.6%, to $26.1 million for the three months ended March 31, 2021, as compared to $10.8 million for the same period in 2020. Our operating margin was 5.8% for the three months ended March 31, 2021, as compared to 2.4% for the same period in 2020. The increase in our operating margin was primarily due to higher revenue growth, decreases in transformation and restructuring related expenses, and net decreases in overall operating expenses. Excluding the transformation and restructuring related expenses, our income from operations attributable to continuing operations was $31.0 million and $26.9 million, and our operating margin was 6.9% and 6.1% for the three months ended March 31, 2021 and 2020, respectively. We believe excluding the impacts from the transformational and restructuring related activity provides a more comparable view of our operating income and operating margin from continuing operations.
Total
non-operating
expenses attributable to continuing operations were $25.7 million for the three months ended March 31, 2021, as compared to $28.2 million for the same period in 2020. The net decrease in non-operating
expenses was primarily related to the decrease in interest expense resulting from the redemption of our 5.25% senior unsecured notes due 2023 (the “2023 Notes”) in January 2021 and an increase in other income related to the transition services being provided to the buyers of our divested medical groups, partially offset by the loss on the early redemption of our 2023 Notes. The three months ended March 31, 2020 also included the unfavorable impact from the settlement of a litigation matter within investment and other expense.
Our effective income tax rate attributable to continuing operations (“tax rate”) was not meaningful for the three months ended March 31, 2021 as compared to (6.2)% for the three months ended March 31, 2020. The first quarter 2021 tax rate was impacted primarily by a discrete tax benefit of $7.1 million related to a change in estimate for the 2020 net operating loss carryback as allowed under the CARES Act for refund at the 35% federal rate. Income taxes for the first quarter of 2020 were calculated by applying the actual year-to-date
effective rate to our
pre-tax
loss. After excluding discrete tax impacts, during the three months ended March 31, 2021 and 2020, our effective income tax rate was 28.2% and 21.5%, respectively. The difference is primarily attributable to the pre-tax
loss generated during the three months ended March 31, 2020. We believe excluding discrete tax impacts provides a more comparable view of our tax rate.
Income from continuing operations attributable to Mednax, Inc. was $5.4 million for the three months ended March 31, 2021, as compared to a loss of $18.5 million for the same period in 2020. Adjusted EBITDA from continuing operations attributable to Mednax, Inc. was $45.5 million for the three months ended March 31, 2021, as compared to $33.1 million for the same period in 2020.
Diluted earnings from continuing operations per common and common equivalent share attributable to Mednax, Inc. was $0.06 on weighted average shares outstanding of 85.5 million for the three months ended March 31, 2021, as compared to diluted loss of $0.22 on weighted average shares outstanding of 82.8 million for the same period in 2020. Adjusted EPS from continuing operations was $0.24 for the three months ended March 31, 2021, as compared to $0.06 for the same period in 2020. The increase of 2.7 million in our weighted average shares outstanding is primarily due to the impact of shares issued in 2020 and early 2021 through various equity programs.
Income from discontinued operations, net of tax, was $12.3 million for the three months ended March 31, 2021, as compared to a loss of $0.2 million for the same period in 2020. Diluted income from discontinued operations per common and common equivalent share was $0.15 for the three months ended March 31, 2021 and was negligible for the three months ended March 31, 2020.
Net income attributable to Mednax, Inc. was $17.6 million for the three months ended March 31, 2021, as compared to a loss of $18.7 million for the same period in 2020. Diluted net income per common and common equivalent share attributable to Mednax, Inc. was $0.21 for the three months ended March 31, 2021, as compared to a diluted loss per share of $0.22 for the same period in 2020.
Liquidity and Capital Resources
As of March 31, 2021, we had $269.6 million of cash and cash equivalents attributable to continuing operations as compared to $1.12 billion at December 31, 2020. Additionally, we had working capital attributable to continuing operations of $338.4 million at March 31, 2021, a decrease of $766.6 million from working capital of $1.11 billion at December 31, 2020. The net decrease in working capital is primarily due to the redemption of the 2023 Notes during the three months ended March 31, 2021.

Cash Flows from Continuing Operations
Cash (used in) provided by operating, investing and financing activities from continuing operations is summarized as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating activities	$(98,926)	$(153,045)
Investing activities	(12,714)	(21,059)
Financing activities	(761,661)	367,290
Operating Activities from Continuing Operations
During the three months ended March 31, 2021, our net cash used in operating activities for continuing operations was $98.9 million, compared to $153.0 million for the same period in 2020. The net decrease in cash used of $54.1 million was primarily due to increase in cash flow from higher earnings, changes in prepaid expenses and other assets and changes in accounts payable and accrued expenses, primarily incentive compensation payments, partially offset by decreases in cash flow from deferred income taxes, other liabilities and accounts receivable.
During the three months ended March 31, 2021, cash flow from accounts receivable for continuing operations decreased by $11.6 million, as compared to an increase of $1.6 million for the same period in 2020. The decrease in cash flow from accounts receivable for the three months ended March 31, 2021 was primarily due to increases in ending accounts receivable balances at existing units due to higher revenue.
Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO for continuing operations was 49.1 days at March 31, 2021 as compared to 52.3 days at December 31, 2020. The decrease in our DSO primarily related to the timing of cash collections at our existing units.
Investing Activities from Continuing Operations
During the three months ended March 31, 2021, our net cash used in investing activities for continuing operations of $12.7 million consisted of capital expenditures of $9.1 million and acquisitions payments of $6.0 million, partially offset by net proceeds from maturities or sale of investments of $2.3 million.
Financing Activities from Continuing Operations
During the three months ended March 31, 2021, our net cash used in financing activities for continuing operations of $761.7 million primarily consisted of $759.8 million related to the redemption of the 2023 Notes, including the call premium, and the repurchase of $2.0 million of our common stock.
Liquidity
On March 25, 2020, we amended and restated our Credit Agreement to, among other things, (i) establish a deemed Consolidated EBITDA of $139.2 million for the second and third quarters of 2020, reflecting average Adjusted EBITDA from continuing operations for the prior eight quarters (calculated for purposes of the Credit Agreement), which will be used in the calculation of rolling four consecutive quarter Consolidated EBITDA under the Credit Agreement, (ii) temporarily increase the maximum consolidated net leverage ratio required to be maintained by us from 4.50:1:00 to 5.00:1:00 for the second and third quarters of 2020 and 4.75:1:00 for the fourth quarter of 2020, before returning to 4.50:1:00 for the first quarter of 2021 and beyond, (iii) require that we maintain minimum availability under the Credit Agreement of $300.0 million through the third quarter of 2021, (iv) provide for a weekly repayment of borrowings under the Credit Agreement through the second quarter of 2021 using unrestricted cash on hand in excess of $300.0 million, plus a reserve for certain payables, and (v) temporarily restricted our ability to make restricted payments under the Credit Agreement for the remainder of 2020, subject to certain exceptions.
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
At March 31, 2021, we had no outstanding principal balance on our Credit Agreement. We had one outstanding letter of credit of $0.1 million which reduced the amount available on our Credit Agreement to $899.9 million at March 31, 2021, after giving effect to the temporary reduction of the capacity of our Credit Agreement described above through September 30, 2021.

During the three months ended March 31, 2021, we redeemed the outstanding principal balance of $750.0 million on the 2023 Notes. We recognized a loss on debt extinguishment of $14.5 million during the three months ended March 31, 2021, which primarily included cash premiums and accelerated amortization of deferred financing costs.
At March 31, 2021, we had an outstanding principal balance of $1.0 billion on our 6.25% senior unsecured notes due 2027 (the “2027 Notes”). Our obligations under the 2027 Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee our Credit Agreement. Interest on the 2027 Notes accrues at the rate of 6.25% per annum, or $62.5 million, and is payable semi-annually in arrears on January 15 and July 15.
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
At March 31, 2021, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under the Credit Agreement and the 2027 Notes. We believe we will be in compliance with these covenants throughout 2021.
We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at March 31, 2021 was $316.1 million, of which $48.9 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet. In addition, there is a corresponding insurance receivable of $60.8 million recorded as a component of other assets for certain professional liability claims that are covered by insurance policies.
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
Caution Concerning Forward-Looking Statements
Certain information included or incorporated by reference in this Quarterly Report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements, other than statements of historical facts, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements in this Quarterly Report are made as of the date hereof, and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in the 2020 Form
10-K,
including the section entitled “Risk Factors.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We intend to manage interest rate risk through the use of a combination of fixed rate and variable rate debt. We borrow under our Credit Agreement at various interest rate options based on the Alternate Base Rate or LIBOR rate depending on certain financial ratios. At March 31, 2021, we had no outstanding principal balance on our Credit Agreement.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.
Changes in Internal Controls Over Financial Reporting
No changes in our internal control over financial reporting occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The plaintiff purported to bring suit derivatively on behalf of our company against certain of our officers and directors for breach of fiduciary duties and unjust enrichment claiming alleged violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule
10b-5
thereunder, based on statements made by the defendants primarily concerning our former anesthesiology business. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs. We filed a motion to dismiss in December 2019, and on March 16, 2020, an order granting our motion to dismiss without prejudice was issued. On April 6, 2020, the plaintiff filed an amended complaint, and on April 30, 2020, we filed a motion to dismiss the amended complaint. On September 24, 2020, our motion to dismiss was granted, but the plaintiff was granted 20 days to amend their complaint, and on October 14, 2020, the plaintiff filed a second amended complaint. We filed our motion to dismiss the second amended complaint on October 26, 2020. On December 18, 2020 an Order was entered summarily denying our motion to dismiss the second amended complaint, and our answer to the second amended complaint was filed on May 3, 2021.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our 2020 Form
10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2021, we repurchased 81,625 shares of our common stock that were withheld to satisfy minimum statutory withholding obligations in connection with the vesting of restricted stock and deferred stock.

Period	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Purchased as part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Programs (a)
January 1 – January 31, 2021	—		—	—	(a	)
February 1 – February 28, 2021	—		—	—	(a	)
March 1 – March 31, 2021	81,625	(b)	24.43	—	(a	)

Total	81,625		$24.43	—	(a	)

(a)
We have two active repurchase programs. Our July 2013 program allows us to repurchase shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs, which is estimated to be approximately 1.0 million shares for 2021. Our August 2018 repurchase program allows us to repurchase up to an additional $500.0 million of shares of our common stock, of which we repurchased $403.3 million as of March 31, 2021.

(b)	Represents shares withheld to satisfy minimum statutory withholding obligations of an aggregate of $2.0 million in connection with the vesting of restricted stock.
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

Mednax, Inc.

Date: May 7, 2021	By:	/s/ Mark S. Ordan
Mark S. Ordan.
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2021	By:	/s/ C. Marc Richards
C. Marc Richards
Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2021	By:	/s/ John C. Pepia
John C. Pepia
Chief Accounting Officer
(Principal Accounting Officer)