Form 10-Q
period 2021-06-30
MEDNAX, INC.
filed 2021-08-06
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

On July 30, 2021, the registrant had outstanding 86,306,731 shares of Common Stock, par value $.01 per share.

Mednax, Inc.

Mednax, Inc.

Consolidated Balance Sheets

(in thousands)

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$338,157	$1,123,843
Short-term investments	100,763	104,870
Accounts receivable, net	248,055	241,931
Prepaid expenses	18,896	16,898
Income taxes receivable	29,055	—
Other current assets	17,387	61,806
Total current assets	752,313	1,549,348
Property and equipment, net	68,481	76,191
Goodwill	1,487,105	1,477,968
Intangible assets, net	19,989	26,642
Operating and finance lease right-of-use assets	56,508	55,972
Deferred income tax assets	56,329	54,472
Other assets	114,405	107,355
Total assets	$2,555,130	$3,347,948
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$329,918	$423,183
Current portion of finance lease liabilities	2,339	2,219
Current portion of operating lease liabilities	18,848	18,933
Total current liabilities	351,105	444,335
Long-term debt and finance lease liabilities, net	996,643	1,742,586
Long-term operating lease liabilities	39,977	40,970
Long-term professional liabilities	267,319	265,274
Deferred income tax liabilities	48,428	61,746
Other liabilities	42,534	45,320
Total liabilities	1,746,006	2,600,231
Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000 shares authorized; 86,337 and 85,593 shares issued and outstanding, respectively	863	856
Additional paid-in capital	1,039,231	1,029,453
Accumulated other comprehensive income	2,513	3,530
Retained deficit	(233,701)	(286,354)
Total Mednax, Inc. shareholders’ equity	808,906	747,485
Noncontrolling interest	218	232
Total equity	809,124	747,717
Total liabilities and equity	$2,555,130	$3,347,948

The accompanying notes are an integral part of these Consolidated Financial Statements.

Mednax, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue	$472,959	$415,441	$919,712	$856,686
Operating expenses:
Practice salaries and benefits	317,035	282,985	636,047	599,264
Practice supplies and other operating expenses	24,182	20,173	46,394	44,015
General and administrative expenses	70,968	60,488	137,484	127,930
Gain on sale of building	(7,280)	—	(7,280)	—
Depreciation and amortization	8,106	6,751	16,137	13,554
Transformational and restructuring related expenses	9,932	10,479	14,810	26,555
Total operating expenses	422,943	380,876	843,592	811,318
Income from operations	50,016	34,565	76,120	45,368
Investment and other income	4,176	3,576	10,143	2,530
Interest expense	(16,879)	(28,265)	(34,524)	(55,930)
Loss on early extinguishment of debt	—	—	(14,532)	—
Equity in earnings of unconsolidated affiliate	577	305	1,072	799
Total non-operating expenses	(12,126)	(24,384)	(37,841)	(52,601)
Income (loss) from continuing operations before income taxes	37,890	10,181	38,279	(7,233)
Income tax provision	(7,363)	(3,097)	(2,408)	(4,182)
Income (loss) from continuing operations	30,527	7,084	35,871	(11,415)
Income (loss) from discontinued operations, net of tax	4,478	(679,520)	16,768	(679,733)
Net income (loss)	35,005	(672,436)	52,639	(691,148)
Net loss attributable to noncontrolling interest	6	—	14	—
Net income (loss) attributable to Mednax, Inc.	$35,011	$(672,436)	$52,653	$(691,148)
Per common and common equivalent share data:
Income (loss) from continuing operations:
Basic	$0.36	$0.08	$0.42	$(0.14)
Diluted	$0.36	$0.08	$0.42	$(0.14)
Income (loss) from discontinued operations:
Basic	$0.05	$(8.14)	$0.20	$(8.18)
Diluted	$0.05	$(8.11)	$0.19	$(8.18)
Net income (loss) attributable to Mednax, Inc.:
Basic	$0.41	$(8.06)	$0.62	$(8.32)
Diluted	$0.41	$(8.03)	$0.61	$(8.32)
Weighted average common shares:
Basic	84,912	83,490	84,660	83,061
Diluted	85,933	83,744	85,653	83,061

The accompanying notes are an integral part of these Consolidated Financial Statements.

Mednax, Inc.

Consolidated Statements of Equity

(in thousands)

	Common Stock
	Number of		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total
	Shares	Amount	Capital	Income (Loss)	Deficit[1]	Equity
2021
Balance at January 1, 2021	85,593	$856	$1,029,453	$3,530	$(286,122)	$747,717
Net income	—	—	—	—	17,642	17,642
Net loss attributable to noncontrolling interest (1)	—	—	—	—	(8)	(8)
Unrealized holding loss on investments, net of tax	—	—	—	(1,133)	—	(1,133)
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	52	—	1,042	—	—	1,042
Issuance of restricted stock	660	7	(7)	—	—	—
Forfeitures of restricted stock	(13)	—	—	—	—	—
Stock-based compensation expense	—	—	3,717	—	—	3,717
Repurchased common stock	(82)	(1)	(1,993)	—	—	(1,994)
Balance at March 31, 2021	86,210	$862	$1,032,212	$2,397	$(268,488)	$766,983
Net income	—	—	—	—	35,011	35,011
Net loss attributable to noncontrolling interest (1)	—	—	—	—	(6)	(6)
Unrealized holding gain on investments, net of tax	—	—	—	116	—	116
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	71	1	1,535	—	—	1,536
Issuance of restricted stock	69	1	(1)	—	—	—
Forfeitures of restricted stock	(5)	(1)	1	—	—	—
Stock-based compensation expense	—	—	5,735	—	—	5,735
Repurchased common stock	(8)	—	(251)	—	—	(251)
Balance at June 30, 2021	86,337	$863	$1,039,231	$2,513	$(233,483)	$809,124
2020
Balance at January 1, 2020	84,248	$842	$987,942	$78	$510,134	$1,498,996
Net loss	—	—	—	—	(18,712)	(18,712)
Unrealized holding loss on investments, net of tax	—	—	—	(213)	—	(213)
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	78	1	1,831	—	—	1,832
Issuance of restricted stock	968	10	(10)	—	—	—
Forfeitures of restricted stock	(19)	—	—	—	—	—
Stock-based compensation expense	—	—	8,035	—	—	8,035
Repurchased common stock	(125)	(1)	(2,541)	—	—	(2,542)
Balance at March 31, 2020	85,150	$852	$995,257	$(135)	$491,422	$1,487,396
Net loss	—	—	—	—	(672,436)	(672,436)
Unrealized holding gain on investments, net of tax	—	—	—	2,078	—	2,078
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	277	3	2,541	—	—	2,544
Issuance of restricted stock	200	2	(2)	—	—	—
Forfeitures of restricted stock	(57)	(1)	1	—	—	—
Stock-based compensation expense	—	—	7,489	—	—	7,489
Repurchased common stock	(34)	(1)	(500)	—	—	(501)
Balance at June 30, 2020	85,536	$855	$1,004,786	$1,943	$(181,014)	$826,570

(1)
Presented within retained earnings on the consolidated balance sheet as the balance is immaterial.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Mednax, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$52,653	$(691,148)
(Income) loss from discontinued operations	(16,768)	679,733
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	16,137	13,554
Amortization of premiums, discounts and issuance costs	1,838	2,785
Loss on early extinguishment of debt	14,532	—
Stock-based compensation expense	9,452	13,174
Deferred income taxes	(17,033)	37,896
Other	(1,205)	(855)
Gain on sale of building	(7,280)	—
Changes in assets and liabilities:
Accounts receivable	(26,005)	29,735
Prepaid expenses and other current assets	40,800	(1,913)
Other long-term assets	(1,859)	1,186
Accounts payable and accrued expenses	(54,453)	(114,543)
Income taxes receivable	(28,165)	(70,487)
Long-term professional liabilities	(715)	17,797
Other liabilities	(10,413)	27,585
Net cash used in operating activities – continuing operations	(28,484)	(55,501)
Net cash (used in) provided by operating activities - discontinued operations	(117)	102,052
Net cash (used in) provided by operating activities	(28,601)	46,551
Cash flows from investing activities:
Acquisition payments, net of cash acquired	(7,207)	(75)
Purchases of investments	(8,355)	(32,335)
Proceeds from maturities or sales of investments	10,745	18,135
Purchases of property and equipment	(18,536)	(16,891)
Proceeds from sale of building	24,728	—
Other	—	476
Net cash provided by (used in) investing activities – continuing operations	1,375	(30,690)
Net cash provided by investing activities - discontinued operations	2,350	9,031
Net cash provided by (used in) investing activities	3,725	(21,659)
Cash flows from financing activities:
Borrowings on credit agreement	—	527,500
Payments on credit agreement	—	(527,500)
Redemption of senior notes, including call premium	(759,848)	—
Payments for credit facility amendment	—	(510)
Payments of contingent consideration liabilities	(189)	—
Payments on finance lease obligations	(1,106)	(186)
Proceeds from issuance of common stock	2,578	4,376
Repurchases of common stock	(2,245)	(3,043)
Net cash (used in) provided from financing activities – continuing operations	(760,810)	637
Net cash used in financing activities - discontinued operations	—	(1,248)
Net cash used in financing activities	(760,810)	(611)
Net (decrease) increase in cash and cash equivalents	(785,686)	24,281
Cash and cash equivalents at beginning of period	1,123,843	107,870
Cash and cash equivalents at end of period	$338,157	$132,151

The accompanying notes are an integral part of these Consolidated Financial Statements.

Mednax, Inc.

Notes to Consolidated Financial Statements

June 30, 2021

(Unaudited)

1.            Basis of Presentation and New Accounting Pronouncements:

The accompanying unaudited Consolidated Financial Statements of the Company and the notes thereto presented in this Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial statements, and do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of interim periods. The financial statements include all the accounts of Mednax, Inc. and its consolidated subsidiaries (collectively, “MDX”) together with the accounts of MDX’s affiliated business corporations or professional associations, professional corporations, limited liability companies and partnerships (the “affiliated professional contractors”). Certain subsidiaries of MDX have contractual management arrangements with its affiliated professional contractors, which are separate legal entities that provide physician services in certain states and Puerto Rico. The terms “Mednax” and the “Company” refer collectively to Mednax Inc., its subsidiaries and the affiliated professional contractors.

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

The Company divested its anesthesiology services and radiology services medical groups in May 2020 and December 2020, respectively. The operating results of these medical groups are reported as discontinued operations in the Company’s Consolidated Statements of Income for the three months and six months ended June 30, 2020.

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

2.            Coronavirus Pandemic (“COVID-19”):

COVID-19 has had an impact on the demand for medical services provided by the Company’s affiliated clinicians. Beginning in mid-March 2020, the Company’s affiliated office-based practices, which specialize in maternal-fetal medicine, pediatric cardiology, and numerous pediatric subspecialties, experienced a significant elevation of appointment cancellations compared to historical normal levels. The Company believes COVID-19, either directly or indirectly, also had an impact on its neonatology intensive care unit (“NICU”) patient volumes, and there is no assurance that impacts from COVID-19 will not further adversely affect its NICU patient volumes or otherwise adversely affect its NICU and related neonatology business. Further, in late 2020, the Company saw a shift in the mix of patients reimbursed under government-sponsored healthcare programs, but that shift materially reversed during the six months ended June 30, 2021. Overall, the Company’s operating results were significantly impacted by COVID-19 beginning in mid-March 2020, but volumes began to normalize in mid-2020 and substantially recovered throughout 2020 and through June 30, 2021.

During 2020, the Company implemented a number of actions to preserve financial flexibility and partially mitigate the significant anticipated impact of COVID-19. These steps included a suspension of most activities related to the Company’s transformational and restructuring programs, limiting these expenditures to those that provide essential support for the Company’s response to COVID-19. In addition, (i) the Company temporarily reduced executive and key management base salaries, including 50% reductions in salaries for its named executive officers during the second quarter of 2020; (ii) the Board of Directors agreed to forego their annual cash retainer and cash meeting payments, also during the second quarter of 2020; (iii) the Company enacted a combination of salary reductions and furloughs for non-clinical employees; (iv) the Company enacted significant operational and practice-specific expense reduction plans across its clinical operations; and (v) amended and restated its Credit Agreement.

Due to the continued uncertainties surrounding the timeline of and impacts from COVID-19, the Company is unable to predict the ultimate impact on its business, financial condition, results of operations and cash flows. The Company, however, believes it will be able to generate sufficient liquidity to satisfy its obligations for the next twelve months.

CARES Act

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing up to $100 billion in aid to the healthcare industry to reimburse healthcare providers for lost revenue and expenses attributable to COVID-19. The remaining $70 billion in aid is intended to focus on providers in areas particularly impacted by COVID-19, rural providers, providers of services with lower shares of Medicare reimbursement or who predominantly serve the Medicaid population, and providers requesting reimbursement for the treatment of uninsured Americans. It is unknown what, if any, portion of the remaining healthcare industry funding of the CARES Act the Company and its affiliated physician practices will qualify for and receive. The Department of Health and Human Services (“HHS”) is administering this program and began disbursing funds in April 2020, of which the Company’s affiliated physician practices within continuing operations received an aggregate of $22.0 million during the year ended December 31, 2020 and $7.7 million during the six months ended June 30, 2021. The Company has applications pending for certain affiliated physician practices for incremental relief beyond what has been received.

In addition, the CARES Act also provided for deferred payment of the employer portion of social security taxes through the end of 2020, and while the Company utilized this deferral option throughout 2020, it repaid the deferred amounts during the second quarter of 2021.

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

3.            Cash Equivalents and Investments:

As of June 30, 2021 and December 31, 2020, the Company's cash equivalents consisted entirely of money market funds totaling $2.1 million and $1.0 million, respectively. Investments consisted of corporate securities, municipal debt securities, federal home loan securities and certificates of deposit. All investments are classified as current.

Investments held at June 30, 2021 and December 31, 2020 are summarized as follows (in thousands):

	June 30, 2021	December 31, 2020
Corporate securities	$69,897	$71,095
Municipal debt securities	15,897	18,707
Federal home loan securities	4,967	8,017
Certificates of deposit	4,717	5,991
U.S. Treasury securities	5,285	1,060
	$100,763	$104,870

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

The following table presents information about the Company’s financial instruments that are accounted for at fair value on a recurring basis at June 30, 2021 and December 31, 2020 (in thousands):

		Fair Value
	Fair Value Category	June 30, 2021	December 31, 2020
Assets:
Money market funds	Level 1	$2,064	$1,010
Short-term investments	Level 2	100,763	104,870
Mutual Funds	Level 1	17,403	15,841

The following table presents information about the Company’s financial instruments that are not carried at fair value at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
2023 Notes	—	—	750,000	756,225
2027 Notes	1,000,000	1,057,500	1,000,000	1,070,000

The Company redeemed the full principal balance of its 5.25% senior unsecured notes due 2023 (the “2023 Notes”) in January 2021.

The carrying amounts of cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments.

5.             Accounts Receivable and Net Revenue:

Accounts receivable, net consists of the following (in thousands):

	June 30, 2021	December 31, 2020

Gross accounts receivable	$1,152,440	$1,106,394
Allowance for contractual adjustments and uncollectibles	(904,385)	(864,463)
	$248,055	$241,931

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

The following table summarizes the Company’s net revenue by category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net patient service revenue	$412,950	$354,763	$794,012	$739,199
Hospital contract administrative fees	58,904	52,989	115,970	104,832
Other revenue	1,105	7,689	9,730	12,655
	$472,959	$415,441	$919,712	$856,686

The approximate percentage of net patient service revenue by type of payor was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contracted managed care	69%	69%	69%	69%
Government	24	26	25	26
Other third-parties	5	4	5	4
Private-pay patients	2	1	1	1
	100%	100%	100%	100%

6.            Business Combinations and Discontinued Operations:

Business Combinations

During the six months ended June 30, 2021, the Company completed the acquisition of one pediatric orthopedic practice, one multi-location pediatric urgent care practice and one pediatric cardiology practice for total consideration of $12.2 million, of which $7.2 million was paid in cash at closing and $5.0 million is recorded as current and long-term liabilities. These acquisitions expanded the Company’s national network of physician practices across women’s and children’s services. In connection with these acquisitions, the Company recorded tax deductible goodwill of $9.6 million, fixed assets of $1.6 million and other intangible assets consisting primarily of physician and hospital agreements of $1.0 million.

Discontinued Operations – Anesthesiology Services Medical Group

The Company divested its anesthesiology services medical group in May 2020. During the six months ended June 30, 2021, the Company recorded a net decrease to the loss on sale of $19.1 million, primarily related to an adjustment to the sales proceeds and book values of net assets sold resulting from a mutual agreement between the buyer and seller reached during the three months ended March 31, 2021 to treat a portion of the divestiture as an asset sale for tax purposes, the disposal of the single anesthesia practice that remained after the divestiture of the anesthesiology medical group in May 2020 and the completion of the valuation for the contingent economic consideration component of the transaction. The net decrease to the loss on sale is reflected as a component of discontinued operations, net of income taxes, in the Company’s Consolidated Statements of Income for the three and six months ended June 30, 2021. The operating results of the anesthesiology services medical group were reported as a component of discontinued operations, net of income taxes, in the Company’s Consolidated Statements of Income for the three and six months ended June 30, 2021 and 2020 as relevant.

The Company’s continuing operations financial statements for the six months ended June 30, 2021 reflect the Company’s best estimate of the income tax effects associated with the asset sale change. These estimates include an increase in income tax receivable of $24 million, of which $9 million is related to loss carryback provisions enacted under the CARES Act, an increase in deferred tax assets of $17 million and a reduction to capital loss carryforwards and offsetting valuation allowance of $37 million. The Company will adjust these income tax effects as necessary during subsequent periods in 2021 as additional information becomes available.

Discontinued Operations – Radiology Services Medical Group

The Company divested its radiology services medical group in December 2020. During the six months ended June 30, 2021, the Company recorded a net increase to the loss on sale of $2.3 million, primarily related to the adjustment of certain transaction related accounting. A final working capital true up is pending and is expected to be completed during 2021 and may result in an incremental change to the loss on sale. The operating results of the radiology services medical group were reported as a component of discontinued operations, net of income taxes, in the Company’s Consolidated Statements of Income for the three and six months ended June 30, 2020.

7.            Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Accounts payable	$40,658	$59,771
Accrued salaries and incentive compensation	129,915	184,849
Accrued payroll taxes and benefits	35,669	43,945
Accrued professional liabilities	36,473	50,607
Accrued interest	29,280	32,721
Other accrued expenses	57,923	51,290
	$329,918	$423,183

The net decrease in accrued salaries and incentive compensation of $19.1 million, from December 31, 2020 to June 30, 2021, is primarily due to the payment of performance-based incentive compensation, principally to the Company’s affiliated physicians, partially offset by performance-based incentive compensation accrued during the six months ended June 30, 2021. A majority of the Company’s payments for performance-based incentive compensation is paid annually during the first quarter.

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

The calculation of shares used in the basic and diluted net income per common share calculation for the three and six months ended June 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average number of common shares outstanding	84,912	83,490	84,660	83,061
Weighted average number of dilutive common share equivalents	1,021	254	993	—
Weighted average number of common and common equivalent shares outstanding (a)	85,933	83,744	85,653	83,061
Antidilutive securities not included in the diluted net income per common share calculation	13	1,335	15	1,092

(a)
Due to a loss from continuing operations for the six months ended June 30, 2020, no incremental shares are included because the effect would be antidilutive.

9.            Stock Incentive Plans and Stock Purchase Plans:

On May 12, 2021, the Company’s shareholders approved the Company’s Amended and Restated 2008 Incentive Compensation Plan (the “Amended and Restated 2008 Incentive Plan”). The amendments, among other things, increased the number of shares of common stock reserved for delivery under the Amended and Restated 2008 Incentive Plan from 27,775,000 shares to 34,975,000 shares, as well as extended the expiration date to 10 years from the effective date of approval. The Amended and Restated 2008 Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property.

Under the Amended and Restated 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards generally vest upon the satisfaction of specified performance-based conditions and service-based conditions. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the six months ended June 30, 2021, the Company granted 728,290 shares of restricted stock to its employees and non-employee directors under the Amended and Restated 2008 Incentive Plan. At June 30, 2021, the Company had 3.6 million shares available for future grants and awards under the Amended and Restated 2008 Incentive Plan.

On May 12, 2021, the Company’s shareholders approved the Company’s Amended and Restated 1996 Non-Qualified Employee Stock Purchase Plan (the “ESPP”) to increase the number of shares issuable under the ESPP to 9.9 million shares. Under the ESPP, employees are permitted to purchase the Company's common stock at 85% of market value on January 1st, April 1st, July 1st and October 1st of each year. Under the Company’s 2015 Non-Qualified Stock Purchase Plan (the “SPP”), certain eligible non-employee service providers are permitted to purchase the Company’s common stock at 90% of market value on January 1st, April 1st, July 1st and October 1st of each year.

The Company recognizes stock-based compensation expense for the discount received by participating employees and non-employee service providers. During the six months ended June 30, 2021, approximately 0.1 million shares were issued under the ESPP. At June 30, 2021, the Company had approximately 0.4 million shares reserved for issuance under the ESPP. The SPP provides for the issuance of up to 100,000 shares of the Company’s common stock. At June 30, 2021, the Company had approximately 61,000 shares in the aggregate reserved for issuance under the SPP. No shares have been issued under the SPP in 2021.

During the three and six months ended June 30, 2021 and 2020, the Company recognized stock-based compensation expense of $5.8 million and $6.4 million, and $9.5 million and $13.7 million, respectively.

10.            Common Stock Repurchase Programs:

In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Company’s equity compensation programs. The share repurchase program allows the Company to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. No shares were purchased under this program during the six months ended June 30, 2021.

In August 2018, the Company announced that its Board of Directors had authorized the repurchase of up to $500.0 million of the Company’s common stock in addition to its existing share repurchase program, of which $98.7 million remained available for repurchase as of December 31, 2020. Under this share repurchase program, during the six months ended June 30, 2021, the Company withheld approximately 0.1 million shares of its common stock to satisfy minimum statutory withholding obligations of $2.2 million in connection with the vesting of restricted stock.

The Company intends to utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

11.            Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company's business, financial condition, results of operations, cash flows and the trading price of its securities. The Company has not included an accrual for these matters as of June 30, 2021 in its Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

In the ordinary course of business, the Company becomes involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by the Company's affiliated physicians. The Company's contracts with hospitals generally require the Company to indemnify them and their affiliates for losses resulting from the negligence of the Company's affiliated physicians. The Company may also become subject to other lawsuits which could involve large claims and significant costs. The Company believes, based upon a review of pending actions and proceedings, that the outcome of such legal actions and proceedings will not have a material adverse effect on its business, financial condition, results of operations, cash flows and the trading price of its securities. The outcome of such actions and proceedings, however, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on the Company's business, financial condition, results of operations, cash flows and the trading price of its securities.

Although the Company currently maintains liability insurance coverage intended to cover professional liability and certain other claims, the Company cannot assure that its insurance coverage will be adequate to cover liabilities arising out of claims asserted against it in the future where the outcomes of such claims are unfavorable. With respect to professional liability risk, the Company generally self-insures a portion of this risk through its wholly owned captive insurance subsidiary. Liabilities in excess of the Company's insurance coverage, including coverage for professional liability and certain other claims, could have a material adverse effect on the Company's business, financial condition, results of operations, cash flows and the trading price of its securities.

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

Coronavirus Pandemic (COVID-19)

COVID-19 has had an impact on the demand for medical services provided by our affiliated clinicians. Beginning in mid-March 2020, our affiliated office-based practices, which specialize in maternal-fetal medicine, pediatric cardiology, and numerous pediatric subspecialties, experienced a significant elevation of appointment cancellations compared to historical normal levels. We believe COVID-19, either directly or indirectly, also had an impact on our NICU patient volumes, and there is no assurance that impacts from COVID-19 will not further adversely affect our NICU patient volumes or otherwise adversely affect our NICU and related neonatology business. Further, in late 2020, we saw a shift in the mix of patients reimbursed under government-sponsored healthcare programs, but that shift materially reversed during the six months ended June 30, 2021. Overall, our operating results were significantly impacted by COVID-19 beginning in mid-March 2020, but volumes began to normalize in mid-2020 and substantially recovered throughout 2020 and through June 30, 2021.

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

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing up to $100 billion in aid to the healthcare industry to reimburse healthcare providers for lost revenue and expenses attributable to COVID-19. The remaining $70 billion in aid is intended to focus on providers in areas particularly impacted by COVID-19, rural providers, providers of services with lower shares of Medicare reimbursement or who predominantly serve the Medicaid population, and providers requesting reimbursement for the treatment of uninsured Americans. It is unknown what, if any, portion of the remaining healthcare industry funding on the CARES Act our affiliated physician practices will qualify for and receive. The Department of Health and Human Services (“HHS”) is administering this program, and our affiliated physician practices within continuing operations received an aggregate of $22.0 million in relief payments during the year ended December 31, 2020 and $7.7 million during the six months ended June 30, 2021. We have applications pending for certain affiliated physician practices for incremental relief beyond what has been received.

In addition, the CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, and we utilized this deferral option throughout 2020. We repaid these deferred social security taxes during the second quarter of 2021.

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

General Economic Conditions and Other Factors

Our operations and performance depend significantly on economic conditions. Economic conditions in the United States (“U.S.”) have deteriorated, primarily as a result of COVID-19, and patient volumes have been impacted. During the three months ended June 30, 2021, the percentage of our patient service revenue being reimbursed under government-sponsored healthcare programs (“GHC Programs”) remained relatively stable as compared to the three months ended June 30, 2020. We could, however, experience shifts toward GHC Programs if changes occur in economic behaviors or population demographics within geographic locations in which we provide services, including an increase in unemployment and underemployment as well as losses of commercial health insurance. For example, during the three months ended December 31, 2020, we experienced significant shifts to GHC programs. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, due to the rising costs of managed care premiums and patient responsibility amounts, we may experience lower net revenue resulting from increased bad debt due to patients’ inability to pay for certain services.

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

At the end of 2017, Congress repealed the part of the ACA that required most individuals to purchase and maintain health insurance or face a tax penalty, known as the individual mandate. In light of these changes, in December 2018, a federal district court in Texas declared that key portions of the ACA were inconsistent with the U.S. Constitution and that the entire ACA is invalid as a result. Several states appealed this decision, and in December 2019, a federal court of appeals upheld the district court’s conclusion that part of the ACA is unconstitutional but remanded for further evaluation whether in light of this defect the entire ACA must be invalidated. Democratic attorneys general and the House appealed the Fifth Circuit’s decision to the Supreme Court. On March 2, 2020, the Supreme Court agreed to hear the case, styled California v. Texas, during the 2020-21 term. Oral arguments took place on November 2, 2020 and on June 17, 2021 , the Court held that the plaintiffs lacked standing to challenge the ACA. Notwithstanding the Supreme Court's ruling, we cannot say for certain whether there will be future challenges to the ACA or what impact, if any, such challenges may have on our business. Changes resulting from these proceedings could have a material impact on our business.

In late 2020 and early 2021, the results of the federal and state elections changed which persons and parties occupy the Office of the President of the United States and the U.S. Senate and many states’ governors and legislatures. The current Administration may propose sweeping changes to the U.S. healthcare system, including expanding government-funded health insurance options and replacing current healthcare financing mechanisms with systems that would be entirely administered by the federal government. Any legislative or administrative change to the current healthcare financing system could have a material adverse effect on our financial condition, results of operations, cash flows and the trading price of our securities.

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

Non-GAAP Measures

In our analysis of our results of operations, we use certain non-GAAP financial measures. We report adjusted earnings before interest, taxes and depreciation and amortization from continuing operations, which is defined as income (loss) from continuing operations before interest, income taxes, depreciation and amortization, and transformational and restructuring related expenses. We also report adjusted earnings per share (“Adjusted EPS”) from continuing operations which consists of diluted income (loss) from continuing operations per common and common equivalent share adjusted for amortization expense, stock-based compensation expense, transformational and restructuring related expenses and any impacts from discrete tax events. For the three and six months ended June 30, 2021 as relevant, both Adjusted EBITDA and Adjusted EPS are being further adjusted to exclude the impacts from the gain on sale of building and loss on the early extinguishment of debt.

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

For a reconciliation of each of Adjusted EBITDA from continuing operations and Adjusted EPS from continuing operations to the most directly comparable GAAP measures for the three and six months ended June 30, 2021 and 2020, refer to the tables below (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income (loss) from continuing operations attributable to Mednax, Inc.	$30,533	$7,084	$35,885	$(11,415)
Interest expense	16,879	28,265	34,524	55,930
Gain on sale of building	(7,280)	-	(7,280)	-
Loss on early extinguishment of debt	-	-	14,532	-
Income tax provision	7,363	3,097	2,408	4,182
Depreciation and amortization expense	8,106	6,751	16,137	13,554
Transformational and restructuring related expenses	9,932	10,479	14,810	26,555
Adjusted EBITDA from continuing operations attributable to Mednax, Inc.	$65,533	$55,676	$111,016	$88,806

	Three Months Ended June 30,
	2021		2020
Weighted average diluted shares outstanding	85,933		83,744
Income from continuing operations and diluted income from continuing operations per share attributable to Mednax, Inc.	$30,533	$0.36	$7,084	$0.08
Adjustments (1):
Amortization (net of tax of $576 and $520)	1,728	0.02	1,559	0.02
Stock-based compensation (net of tax of $1,434 and $1,605)	4,301	0.04	4,812	0.07
Transformational and restructuring expenses (net of tax of $2,483 and $2,620)	7,449	0.09	7,859	0.09
Gain on sale of building (net of tax of $1,820)	(5,460)	(0.06)	—	—
Net impact from discrete tax events	(3,516)	(0.04)	110	—
Adjusted income and diluted EPS from continuing operations attributable to Mednax, Inc.	$35,035	$0.41	$21,424	$0.26

(1)
Our blended statutory tax rate of 25% was used to calculate the tax effects of the adjustments for the three months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
	2021		2020
Weighted average diluted shares outstanding	85,653		83,061
Income (loss) from continuing operations and diluted income from continuing operations per share attributable to Mednax, Inc.	$35,885	$0.42	$(11,415)	$(0.14)
Adjustments (1):
Amortization (net of tax of $1,466 and $1,032)	4,400	0.05	3,094	0.04
Stock-based compensation (net of tax of $2,363 and $3,418)	7,089	0.08	10,254	0.12
Transformational and restructuring expenses (net of tax of $3,702 and $6,639)	11,108	0.13	19,916	0.24
Gain on sale of building (net of tax of $1,820)	(5,460)	(0.06)	—	—
Loss on early extinguishment of debt (net of tax of $3,633)	10,899	0.13	—	—
Net impact from discrete tax events	(8,583)	(0.10)	4,944	0.06
Adjusted income and diluted EPS from continuing operations attributable to Mednax, Inc.	$55,338	$0.65	$26,793	$0.32

(2)
Our blended statutory tax rate of 25% was used to calculate the tax effects of the adjustments for the six months ended June 30, 2021 and 2020.

Results of Operations

Three Months Ended June 30, 2021 as Compared to Three Months Ended June 30, 2020

Our net revenue attributable to continuing operations was $473.0 million for the three months ended June 30, 2021, as compared to $415.4 million for the same period in 2020. The increase in revenue of $57.6 million, or 13.9%, was primarily attributable to an increase in same-unit revenue. Same units are those units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue increased by $54.5 million, or 13.4%. The increase in same-unit net revenue was comprised of an increase of $38.8 million, or 9.5%, related to patient service volumes and an increase of $15.7, or 3.9%, from net reimbursement-related factors. The increase in revenue from patient service volumes was related to increases across all of our hospital-based and office-based women’s and children’s services. Prior year volumes were significantly impacted by COVID-19. The net increase in revenue related to net reimbursement-related factors was primarily due to increases in administrative fees from our hospital partners, modest improvements in managed care contracting and an increase in revenue resulting from a decrease in the percentage of our patients being enrolled in GHC Programs, partially offset by a decrease in CARES Act relief as no relief was recorded during the second quarter of 2021.

Practice salaries and benefits attributable to continuing operations increased $34.0 million, or 12.0%, to $317.0 million for the three months ended June 30, 2021, as compared to $283.0 million for the same period in 2020. Of the $34.0 million increase, $25.1 million was related to salaries which primarily reflected increases in clinician compensation expense driven by the comparison to reduced salaries expense during 2020 resulting from COVID-19 mitigation efforts. The remaining $8.9 million increase was related to benefits and incentive compensation, with the increase primarily related to incentive compensation driven by improved results.

Practice supplies and other operating expenses attributable to continuing operations increased $4.0 million, or 19.9%, to $24.2 million for the three months ended June 30, 2021, as compared to $20.2 million for the same period in 2020. The increase was primarily attributable to practice supply, rent and other costs related to our existing units for which the activity across many expense categories such as travel, office and professional services expenses in 2020 had decreased as a result of COVID-19.

General and administrative expenses attributable to continuing operations primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically identifiable to the day-to-day operations of our physician practices and services. General and administrative expenses were $71.0 million for the three months ended June 30, 2021, as compared to $60.5 million for the same period in 2020. The net increase of $10.5 million is primarily related to increases in various information technology related expenses including systems fees, professional licenses and data center enhancements as well as a net increase in compensation expense when comparing to the prior year that included decreases in compensation expense from COVID-19 mitigation efforts such as furloughs and net staffing reductions. General and administrative expenses as a percentage of net revenue was 15.0% for the three months ended June 30, 2021, as compared to 14.6% for the same period in 2020, with the increase of 45 basis points driven by the lower salaries in 2020 and the increased information technology spend in 2021. Certain general and administrative expenses related to corporate overhead represent various support services provided across the company, including approximately $3.1 million and $2.8 million in costs for the three months ended June 30, 2021 and 2020, respectively, related to support for the buyer of the anesthesiology services medical group through a transition services agreement. Therefore, general and administrative expenses do not reflect potential general and administrative cost savings that may be achieved in future periods.

Gain on sale of building was $7.3 million for the three months ended June 30, 2021 and resulted from the sale of our secondary corporate office building.

Transformational and restructuring related expenses attributable to continuing operations were $9.9 million for the three months ended June 30, 2021, as compared to $10.5 million for the same period in 2020. The decrease of $0.6 million reflects the reduction in the scope of activities limiting them to initiatives critical to the transformation of our business operations with the expenses during the second quarter of 2021 primarily related to contract termination costs resulting from the transition of our revenue cycle management activities to a third party with the remaining expenses related to external consulting costs for other initiatives.

Depreciation and amortization expense attributable to continuing operations was $8.1 million for the three months ended June 30, 2021, as compared to $6.8 million for the same period in 2020. The increase of $1.3 million was primarily related to an increase in depreciation expense related to information technology equipment.

Income from operations attributable to continuing operations increased $15.4 million, or 44.7%, to $50.0 million for the three months ended June 30, 2021, as compared to $34.6 million for the same period in 2020. Our operating margin was 10.6% for the three months ended June 30, 2021, as compared to 8.3% for the same period in 2020. The increase in our operating margin was primarily due to higher revenue growth, partially offset by net increases in overall operating expenses as compared to the second quarter of 2020 that included various decreases from COVID-19 cost mitigation initiatives. Excluding transformation and restructuring related expenses and the gain on the sale of building, our income from operations attributable to continuing operations was $52.7 million and $45.0 million, and our operating margin was 11.1% and 10.8% for the three months ended June 30, 2021 and 2020, respectively. We believe excluding the impacts from the transformational and restructuring related activity provides a more comparable view of our operating income and operating margin from continuing operations.

Total non-operating expenses attributable to continuing operations were $12.1 million for the three months ended June 30, 2021, as compared to $24.4 million for the same period in 2020. The net decrease in non-operating expenses was primarily related to the decrease in interest expense resulting from the redemption of our 5.25% senior unsecured notes due 2023 (the “2023 Notes”) in January 2021.

Our effective income tax rate attributable to continuing operations (“tax rate”) was 19.4% for the three months ended June 30, 2021 as compared to 30.4% for the three months ended June 30, 2020. The second quarter 2021 tax rate includes a net discrete tax benefit of $3.5 million, primarily related to a change in estimate for the 2020 net operating loss carryback as allowed under the CARES Act for refund at the 35% federal tax rate.  Income taxes for the second quarter of 2020 were calculated by applying the actual year-to-date tax rate to our pre-tax income. After excluding discrete tax impacts, during the three months ended June 30, 2021 and 2020, our tax rate was 28.7% and 29.3%, respectively. We believe excluding discrete tax impacts provides a more comparable view of our tax rate.

Income from continuing operations attributable to Mednax, Inc. was $30.5 million for the three months ended June 30, 2021, as compared to $7.1 million for the same period in 2020. Adjusted EBITDA from continuing operations attributable to Mednax, Inc. was $65.5 million for the three months ended June 30, 2021, as compared to $55.7 million for the same period in 2020.

Diluted earnings from continuing operations per common and common equivalent share attributable to Mednax, Inc. was $0.36 on weighted average shares outstanding of 85.9 million for the three months ended June 30, 2021, as compared to $0.08 on weighted average shares outstanding of 83.7 million for the same period in 2020. Adjusted EPS from continuing operations was $0.41 for the three months ended June 30, 2021, as compared to $0.26 for the same period in 2020. The increase of 2.2 million in our weighted average shares outstanding is primarily due to the impact of shares issued in 2020 and 2021 through various equity programs.

Income from discontinued operations, net of tax, was $4.5 million for the three months ended June 30, 2021, as compared to a loss of $679.5 million for the same period in 2020. Diluted income from discontinued operations per common and common equivalent share was $0.05 for the three months ended June 30, 2021, as compared to a diluted loss per share of $8.11 three months ended June 30, 2020.

Net income attributable to Mednax, Inc. was $35.0 million for the three months ended June 30, 2021, as compared to a loss of $672.4 million for the same period in 2020. Diluted net income per common and common equivalent share attributable to Mednax, Inc. was $0.41 for the three months ended June 30, 2021, as compared to a diluted loss per share of $8.03 for the same period in 2020.

Six Months Ended June 30, 2021 as Compared to Six Months Ended June 30, 2020

Our net revenue attributable to continuing operations was $919.7 million for the six months ended June 30, 2021, as compared to $856.7 million for the same period in 2020. The increase in revenue of $63.0 million, or 7.4%, was primarily attributable to an increase in same-unit revenue. Same units are those units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue increased by $66.2 million, or 7.9%. The increase in same-unit net revenue was comprised of an increase of $37.6 million, or 4.5%, from net reimbursement-related factors and an increase of $28.6 million, or 3.4%, related to patient service volumes. The net increase in revenue related to net reimbursement-related factors was primarily due to increases in administrative fees from our hospital partners, an increase in revenue resulting from a decrease in the percentage of our patients being enrolled in GHC Programs and modest improvements in managed care contracting. The increase in revenue from patient service volumes was related to increases across all our hospital-based and office-based women’s and children’s services. Prior year volumes were significantly impacted by COVID-19.

Practice salaries and benefits attributable to continuing operations increased $36.8 million, or 6.1%, to $636.0 million for the six months ended June 30, 2021, as compared to $599.2 million for the same period in 2020. Of the $36.8 million increase, $26.2 million was related to salaries which primarily reflected increases in clinician compensation expense driven by the comparison to reduced salaries expense during 2020 resulting from COVID-19 mitigation efforts. The remaining $10.6 million was related to benefits and incentive compensation, with the increase to incentive compensation driven by improved results, partially offset by a decrease in malpractice expense.

Practice supplies and other operating expenses attributable to continuing operations increased $2.4 million, or 5.4%, to $46.4 million for the six months ended June 30, 2021, as compared to $44.0 million for the same period in 2020. The increase was primarily attributable to practice supply, rent and other costs related to our existing units for which the activity across many expense categories such as travel, office and professional services expenses in 2020 had decreased as a result of COVID-19.

General and administrative expenses attributable to continuing operations primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically identifiable to the day-to-day operations of our physician practices and services. General and administrative expenses were $137.5 million for the six months ended June 30, 2021, as compared to $127.9 million for the same period in 2020. The net increase of $9.6 million is primarily related to increases in various information technology related expenses including systems fees, professional licenses, data center enhancements, and security as well as a net increase in compensation expense when comparing to the prior year that included decreases in compensation expense from COVID-19 mitigation efforts such as furloughs and net staffing reductions. General and administrative expenses as a percentage of net revenue was 15.0% for the six months ended June 30, 2021, as compared to 14.9% for the same period in 2020. Certain general and administrative expenses related to corporate overhead represent various support services provided across the company, including approximately $8.2 million and $2.8 million for the six months ended June 30, 2021 and 2020, respectively, in costs related to support for the buyers of the anesthesiology services medical group and the radiology services medical group through transition services agreements. Therefore, general and administrative expenses do not reflect potential general and administrative cost savings that may be achieved in future periods.

Transformational and restructuring related expenses attributable to continuing operations were $14.8 million for the six months ended June 30, 2021, as compared to $26.6 million for the same period in 2020. The decrease of $11.8 million reflects the reduction in the scope of activities limiting them to initiatives critical to our business operations with the expenses during the six months ended June 30, 2021 primarily for external consulting costs and contract termination costs.

Depreciation and amortization expense attributable to continuing operations was $16.1 million for the six months ended June 30, 2021, as compared to $13.6 million for the same period in 2020. The increase of $2.5 million was primarily related to an increase in depreciation expense related to information technology equipment.

Income from operations attributable to continuing operations increased $30.7 million, or 67.8%, to $76.1 million for the six months ended June 30, 2021, as compared to $45.4 million for the same period in 2020. Our operating margin was 8.3% for the six months ended June 30, 2021, as compared to 5.3% for the same period in 2020. The increase in our operating margin was primarily due to higher revenue growth, partially offset by net increases in overall operating expenses, primarily incentive compensation expense. Excluding the transformation and restructuring related expenses and gain on sale of building, our income from operations attributable to continuing operations was $83.7 million and $71.9 million, and our operating margin was 9.1% and 8.4% for the three months ended June 30, 2021 and 2020, respectively. We believe excluding the impacts from the transformational and restructuring related activity provides a more comparable view of our operating income and operating margin from continuing operations.

Total non-operating expenses attributable to continuing operations were $37.8 million for the six months ended June 30, 2021, as compared to $52.6 million for the same period in 2020. The decrease in non-operating expenses was primarily related to a decrease in interest expense resulting from the redemption of our 2023 Notes in January 2021 and an increase in other income related to the transition services being provided to the buyers of our divested medical groups, partially offset by the loss on the early redemption of our 2023 Notes. The six months ended June 30, 2020 also included the unfavorable impact from the settlement of a litigation matter within investment and other income.

Our tax rate was 6.3% for the six months ended June 30, 2021 and our tax rate for the six months ended June 30, 2020 was not meaningful due to the pre-tax loss generated due to the impacts from COVID-19. The tax rate for the six months ended June 30, 2021 includes a net discrete tax benefit of $8.6 million, primarily related to a change in estimate for the 2020 net operating loss carryback as allowed under the CARES Act for refund at the 35% federal tax rate. Income taxes for the six months ended June 30, 2020 were calculated by applying the actual year-to-date tax rate to our pre-tax loss. After excluding discrete tax impacts, during the six months ended June 30, 2021 and 2020, our tax rate was 28.7% and 10.5%, respectively.  The tax rate for the six months ended June 30, 2020 was impacted by the pre-tax loss generated.  We believe excluding discrete tax impacts on our tax rate provides a more comparable view of our effective income tax rate.

Income from continuing operations attributable to Mednax, Inc. was $35.9 million for the six months ended June 30, 2021, as compared to a loss of $11.4 million for the same period in 2020. Adjusted EBITDA from continuing operations was $111.0 million for the six months ended June 30, 2021, as compared to $88.8 million for the same period in 2020.

Diluted earnings from continuing operations per common and common equivalent share attributable to Mednax, Inc. was $0.42 on weighted average shares outstanding of 85.7 million for the six months ended June 30, 2021, as compared to diluted loss per share of $0.14 on weighted average shares outstanding of 83.1 million for the same period in 2020. Adjusted EPS from continuing operations was $0.65 for the six months ended June 30, 2021, as compared to $0.32 for the same period in 2020. The increase of 2.6 million in our weighted average shares outstanding is primarily due to the impact of shares issued in 2020 and early 2021 through various equity programs.

Income from discontinued operations, net of tax, was $16.8 million for the six months ended June 30, 2021, as compared to a loss of $679.7 million for the same period in 2020. Diluted income from discontinued operations per common and common equivalent share was $0.19 for the six months ended June 30, 2021, as compared to diluted loss per share of $8.18 for the same period in 2020.

Net income attributable to Mednax, Inc. was $52.7 million for the six months ended June 30, 2021, as compared to a loss of $691.1 million for the same period in 2020. Diluted net income per common and common equivalent share was $0.61 for the six months ended June 30, 2021, as compared to diluted loss per share of $8.32 for the same period in 2020.

Liquidity and Capital Resources

As of June 30, 2021, we had $338.2 million of cash and cash equivalents attributable to continuing operations as compared to $1.12 billion at December 31, 2020. Additionally, we had working capital attributable to continuing operations of $401.2 million at June 30, 2021, a decrease of $703.8 million from working capital of $1.11 billion at December 31, 2020. The net decrease in working capital is primarily due to the redemption of the 2023 Notes in January 2021.

Cash Flows from Continuing Operations

Cash (used in) provided by operating, investing and financing activities from continuing operations is summarized as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Operating activities	$(28,484)	$(55,501)
Investing activities	1,375	(30,690)
Financing activities	(760,810)	637

Operating Activities from Continuing Operations

During the six months ended June 30, 2021, our net cash used in operating activities for continuing operations was $28.5 million, compared to $55.5 million for the same period in 2020. The net decrease in cash used of $27.0 million was primarily due to an increase in cash flow from higher earnings, changes in prepaid expenses and other assets and changes in accounts payable and accrued expenses, primarily incentive compensation payments, partially offset by decreases in cash flow from accounts receivable, other liabilities and income taxes.

During the six months ended June 30, 2021, cash flow from accounts receivable for continuing operations decreased by $26.0 million, as compared to an increase of $29.7 million for the same period in 2020. The decrease in cash flow from accounts receivable for the six months ended June 30, 2021 was primarily due to net increases in ending accounts receivable balances at existing units due to higher revenue, partially offset by increased cash collections.

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO for continuing operations was 48.0 days at June 30, 2021 as compared to 52.3 days at December 31, 2020. The decrease in our DSO primarily related to the timing of cash collections at our existing units.

Investing Activities from Continuing Operations

During the six months ended June 30, 2021, our net cash provided by investing activities for continuing operations of $1.4 million consisted of net proceeds from the sale of our building of $24.7 million and net proceeds from maturities or sale of investments of $2.4 million, almost entirely offset by capital expenditures of $18.5 million and acquisitions payments of $7.2 million.

Financing Activities from Continuing Operations

During the six months ended June 30, 2021, our net cash used in financing activities for continuing operations of $760.8 million primarily consisted of $759.8 million related to the redemption of the 2023 Notes, including the call premium, and the repurchase of $2.2 million of our common stock, partially offset by proceeds from the issuance of common stock of $2.6 million.

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

At June 30, 2021, we had no outstanding principal balance on our Credit Agreement. We had one outstanding letter of credit of $0.1 million which reduced the amount available on our Credit Agreement to $899.9 million at June 30, 2021, after giving effect to the temporary reduction of the capacity of our Credit Agreement described above through September 30, 2021.

During the six months ended June 30, 2021, we redeemed the outstanding principal balance of $750.0 million on the 2023 Notes. We recognized a loss on debt extinguishment of $14.5 million, which primarily included cash premiums and accelerated amortization of deferred financing costs.

At June 30, 2021, we had an outstanding principal balance of $1.0 billion on our 6.25% senior unsecured notes due 2027 (the “2027 Notes”). Our obligations under the 2027 Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee our Credit Agreement. Interest on the 2027 Notes accrues at the rate of 6.25% per annum, or $62.5 million, and is payable semi-annually in arrears on January 15 and July 15.

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

At June 30, 2021, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under the Credit Agreement and the 2027 Notes. We believe we will be in compliance with these covenants throughout 2021.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at June 30, 2021 was $303.8 million, of which $36.5 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet. In addition, there is a corresponding insurance receivable of $58.6 million recorded as a component of other assets for certain professional liability claims that are covered by insurance policies.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We intend to manage interest rate risk through the use of a combination of fixed rate and variable rate debt. We borrow under our Credit Agreement at various interest rate options based on the Alternate Base Rate or LIBOR rate depending on certain financial ratios. At June 30, 2021, we had no outstanding principal balance on our Credit Agreement.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Controls Over Financial Reporting

During the three months ended June 30, 2021, we implemented the financial module of our new enterprise resource planning (ERP) system. As a result of the implementation, there were certain changes to our internal control over financial reporting related to the new ERP system. Our new ERP system replaced our legacy system in which our financial transactions and interfaces are processed and recorded. Our new ERP system is intended to provide us with enhanced transactional processing and management tools compared to our legacy system and is intended to enhance internal controls over financial reporting. We believe our new ERP system will facilitate better transactional reporting and oversight, enhance our internal control over financial reporting, and function as an important component of our disclosure controls and procedures. There have been no other changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On March 20, 2019, a derivative action was filed by plaintiff Beverly Jackson on behalf of Mednax, Inc. against Mednax, Inc. and certain of its officers and directors in the Seventeenth Judicial Circuit in and for Broward County, Florida (Case Number CACE-19-006253). The plaintiff purported to bring suit derivatively on behalf of our company against certain of our officers and directors for breach of fiduciary duties and unjust enrichment claiming alleged violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 thereunder, based on statements made by the defendants primarily concerning our former anesthesiology business. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs. We filed a motion to dismiss in December 2019, and on March 16, 2020, an order granting our motion to dismiss without prejudice was issued. On April 6, 2020, the plaintiff filed an amended complaint, and on April 30, 2020, we filed a motion to dismiss the amended complaint. On September 24, 2020, our motion to dismiss was granted, but the plaintiff was granted 20 days to amend their complaint, and on October 14, 2020, the plaintiff filed a second amended complaint. We filed our motion to dismiss the second amended complaint on October 26, 2020. On December 18, 2020 an Order was entered summarily denying our motion to dismiss the second amended complaint, and our answer to the second amended complaint was filed on May 3, 2021. We settled the matter in June 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2021, we repurchased 7,858 shares of our common stock that were withheld to satisfy minimum statutory withholding obligations in connection with the vesting of restricted stock and deferred stock.

Period	Total Number of Shares Repurchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Programs (a)
April 1 – April 30, 2021	—	$—	—	(a)
May 1 – May 31, 2021	—	—	—	(a)
June 1 – June 30, 2021	7,858 (b)	31.98	—	(a)
Total	7,858	$31.98	—	(a)

(a)
We have two active repurchase programs. Our July 2013 program allows us to repurchase shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs, which is estimated to be approximately 1.0 million shares for 2021. Our August 2018 repurchase program allows us to repurchase up to an additional $500.0 million of shares of our common stock, of which we repurchased $403.5 million as of June 30, 2021.
(b)
Represents shares withheld to satisfy minimum statutory withholding obligations of an aggregate of $2.2 million in connection with the vesting of restricted stock.

The amount and timing of any future repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

Item 6. Exhibits

Exhibit No. Description

10.1 Mednax, Inc. Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 23, 2021).

10.2 Amended and Restated Mednax, Inc. 1996 Non-Qualified Employee Stock Purchase Plan (incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 23, 2021).

10.3+† Services Agreement, dated May 12, 2021, by and between Mednax Services, Inc. and R1 RCM Inc.

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

101.DEF+ XBRL Definition Linkbase Document.

101.LAB+ XBRL Label Linkbase Document.

101.PRE+ XBRL Presentation Linkbase Document.

104+ Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+ Filed herewith.

* Furnished herewith.

†  Portions of this exhibit have been redacted in accordance with Regulation S-K Item 601(b)(10). The omitted information is not material and would likely cause competitive harm to the Company if publicly disclosed.  Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mednax, Inc.

Date: August 6, 2021	By: /s/ Mark S. Ordan
Mark S. Ordan
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2021	By: /s/ C. Marc Richards
C. Marc Richards
Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2021	By: /s/ John C. Pepia
John C. Pepia
Chief Accounting Officer
(Principal Accounting Officer)