Form 10-Q
period 2021-09-30
MEDNAX, INC.
filed 2021-10-28
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

On October 22, 2021, the registrant had outstanding 86,452,465 shares of Common Stock, par value $.01 per share.

Mednax, Inc.

Mednax, Inc.

Consolidated Balance Sheets

(in thousands)

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$357,914	$1,123,843
Short-term investments	98,510	104,870
Accounts receivable, net	261,972	241,931
Prepaid expenses	12,645	16,898
Income taxes receivable	17,281	—
Other current assets	39,707	61,806
Total current assets	788,029	1,549,348
Property and equipment, net	72,552	76,191
Goodwill	1,496,751	1,477,968
Intangible assets, net	21,617	26,642
Operating and finance lease right-of-use assets	65,145	55,972
Deferred income tax assets	71,915	54,472
Other assets	130,095	107,355
Total assets	$2,646,104	$3,347,948
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$375,839	$423,183
Current portion of finance lease liabilities	2,557	2,219
Current portion of operating lease liabilities	19,168	18,933
Total current liabilities	397,564	444,335
Long-term debt and finance lease liabilities, net	1,002,510	1,742,586
Long-term operating lease liabilities	41,076	40,970
Long-term professional liabilities	266,425	265,274
Deferred income tax liabilities	50,742	61,746
Other liabilities	42,110	45,320
Total liabilities	1,800,427	2,600,231
Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000 shares authorized; 86,402 and 85,593 shares issued and outstanding, respectively	864	856
Additional paid-in capital	1,045,285	1,029,453
Accumulated other comprehensive income	2,223	3,530
Retained deficit	(202,906)	(286,354)
Total Mednax, Inc. shareholders’ equity	845,466	747,485
Noncontrolling interest	211	232
Total equity	845,677	747,717
Total liabilities and equity	$2,646,104	$3,347,948

The accompanying notes are an integral part of these Consolidated Financial Statements.

Mednax, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue	$492,949	$460,635	$1,412,661	$1,317,321
Operating expenses:
Practice salaries and benefits	328,759	309,904	964,806	909,168
Practice supplies and other operating expenses	26,122	22,440	72,516	66,455
General and administrative expenses	66,892	66,346	204,376	194,276
Gain on sale of building	—	—	(7,280)	—
Depreciation and amortization	8,151	7,195	24,288	20,749
Transformational and restructuring related expenses	4,232	34,291	19,042	60,846
Total operating expenses	434,156	440,176	1,277,748	1,251,494
Income from operations	58,793	20,459	134,913	65,827
Investment and other income	1,686	10,534	11,829	13,064
Interest expense	(17,595)	(27,250)	(52,119)	(83,180)
Loss on early extinguishment of debt	—	—	(14,532)	—
Equity in earnings of unconsolidated affiliate	550	282	1,622	1,081
Total non-operating expenses	(15,359)	(16,434)	(53,200)	(69,035)
Income (loss) from continuing operations before income taxes	43,434	4,025	81,713	(3,208)
Income tax provision	(11,594)	(6,677)	(14,002)	(10,859)
Income (loss) from continuing operations	31,840	(2,652)	67,711	(14,067)
(Loss) income from discontinued operations, net of tax	(1,052)	(38,392)	15,716	(718,125)
Net income (loss)	30,788	(41,044)	83,427	(732,192)
Net loss attributable to noncontrolling interest	7	—	21	—
Net income (loss) attributable to Mednax, Inc.	$30,795	$(41,044)	$83,448	$(732,192)
Per common and common equivalent share data:
Income (loss) from continuing operations:
Basic	$0.37	$(0.03)	$0.80	$(0.17)
Diluted	$0.37	$(0.03)	$0.79	$(0.17)
(Loss) income from discontinued operations:
Basic	$(0.01)	$(0.46)	$0.18	$(8.62)
Diluted	$(0.01)	$(0.46)	$0.18	$(8.62)
Net income (loss) attributable to Mednax, Inc.:
Basic	$0.36	$(0.49)	$0.98	$(8.79)
Diluted	$0.36	$(0.49)	$0.97	$(8.79)
Weighted average common shares:
Basic	85,065	83,862	84,754	83,260
Diluted	86,096	83,862	85,759	83,260

The accompanying notes are an integral part of these Consolidated Financial Statements.

Mednax, Inc.

Consolidated Statements of Equity

(in thousands)

	Common Stock
	Number of		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total
	Shares	Amount	Capital	Income (Loss)	Deficit[1]	Equity
2021
Balance at January 1, 2021	85,593	$856	$1,029,453	$3,530	$(286,122)	$747,717
Net income	—	—	—	—	17,642	17,642
Net loss attributable to noncontrolling interest (1)	—	—	—	—	(8)	(8)
Unrealized holding loss on investments, net of tax	—	—	—	(1,133)	—	(1,133)
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	52	—	1,042	—	—	1,042
Issuance of restricted stock	660	7	(7)	—	—	—
Forfeitures of restricted stock	(13)	—	—	—	—	—
Stock-based compensation expense	—	—	3,717	—	—	3,717
Repurchased common stock	(82)	(1)	(1,993)	—	—	(1,994)
Balance at March 31, 2021	86,210	$862	$1,032,212	$2,397	$(268,488)	$766,983
Net income	—	—	—	—	35,011	35,011
Net loss attributable to noncontrolling interest (1)	—	—	—	—	(6)	(6)
Unrealized holding gain on investments, net of tax	—	—	—	116	—	116
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	71	1	1,535	—	—	1,536
Issuance of restricted stock	69	1	(1)	—	—	—
Forfeitures of restricted stock	(5)	(1)	1	—	—	—
Stock-based compensation expense	—	—	5,735	—	—	5,735
Repurchased common stock	(8)	—	(251)	—	—	(251)
Balance at June 30, 2021	86,337	$863	$1,039,231	$2,513	$(233,483)	$809,124
Net income	—	—	—	—	30,795	30,795
Net loss attributable to noncontrolling interest (1)	—	—	—	—	(7)	(7)
Unrealized holding loss on investments, net of tax	—	—	—	(290)	—	(290)
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	148	2	3,032	—	—	3,034
Stock-based compensation expense	—	—	5,495	—	—	5,495
Repurchased common stock	(83)	(1)	(2,473)	—	—	(2,474)
Balance at September 30, 2021	86,402	$864	$1,045,285	$2,223	$(202,695)	$845,677
2020
Balance at January 1, 2020	84,248	$842	$987,942	$78	$510,134	$1,498,996
Net loss	—	—	—	—	(18,712)	(18,712)
Unrealized holding loss on investments, net of tax	—	—	—	(213)	—	(213)
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	78	1	1,831	—	—	1,832
Issuance of restricted stock	968	10	(10)	—	—	—
Forfeitures of restricted stock	(19)	—	—	—	—	—
Stock-based compensation expense	—	—	8,035	—	—	8,035
Repurchased common stock	(125)	(1)	(2,541)	—	—	(2,542)
Balance at March 31, 2020	85,150	$852	$995,257	$(135)	$491,422	$1,487,396
Net loss	—	—	—	—	(672,436)	(672,436)
Unrealized holding gain on investments, net of tax	—	—	—	2,078	—	2,078
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	277	3	2,541	—	—	2,544
Issuance of restricted stock	200	2	(2)	—	—	—
Forfeitures of restricted stock	(57)	(1)	1	—	—	—
Stock-based compensation expense	—	—	7,489	—	—	7,489
Repurchased common stock	(34)	(1)	(500)	—	—	(501)
Balance at June 30, 2020	85,536	$855	$1,004,786	$1,943	$(181,014)	$826,570
Net loss	—	—	—	—	(41,044)	(41,044)
Contribution from noncontrolling interest (1)					245	245
Unrealized holding gain on investments, net of tax	—	—	—	47	—	47
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	89	1	1,323	—	—	1,324
Issuance of restricted stock	282	3	(3)	—	—	—
Forfeitures of restricted stock	(92)	(1)	1	—	—	—
Stock-based compensation expense	—	—	23,316	—	—	23,316
Repurchased common stock	(311)	(3)	(5,449)	—	—	(5,452)
Balance at September 30, 2020	85,504	$855	$1,023,974	$1,990	$(221,813)	$805,006

(1)
Presented within retained earnings on the consolidated balance sheet as the balance is immaterial.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Mednax, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$83,448	$(732,192)
(Income) loss from discontinued operations	(15,716)	718,125
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	24,288	20,749
Amortization of premiums, discounts and issuance costs	3,520	4,076
Loss on early extinguishment of debt	14,532	—
Stock-based compensation expense	14,947	36,120
Deferred income taxes	(30,191)	30,214
Other	(1,639)	(30)
Gain on sale of building	(7,280)	—
Changes in assets and liabilities:
Accounts receivable	(42,027)	30,006
Prepaid expenses and other current assets	26,391	(1,716)
Other long-term assets	9,412	7,703
Accounts payable and accrued expenses	(5,316)	(36,433)
Income taxes receivable	(16,391)	(28,837)
Long-term professional liabilities	557	15,703
Other liabilities	(19,817)	8,157
Net cash provided by operating activities – continuing operations	38,718	71,645
Net cash (used in) provided by operating activities - discontinued operations	(6,217)	144,841
Net cash provided by operating activities	32,501	216,486
Cash flows from investing activities:
Acquisition payments, net of cash acquired	(19,550)	(2,225)
Purchases of investments	(11,431)	(36,090)
Proceeds from maturities or sales of investments	15,495	30,865
Purchases of property and equipment	(29,081)	(21,809)
Proceeds from sale of building	24,728	—
Strategic investments	(20,000)	—
Other	—	1,080
Net cash used in investing activities – continuing operations	(39,839)	(28,179)
Net cash provided by investing activities - discontinued operations	2,350	3,079
Net cash used in investing activities	(37,489)	(25,100)
Cash flows from financing activities:
Borrowings on credit agreement	—	527,500
Payments on credit agreement	—	(527,500)
Redemption of senior notes, including call premium	(759,848)	—
Payments for credit facility amendment	—	(510)
Payments of contingent consideration liabilities	(189)	—
Payments on finance lease obligations	(1,796)	(433)
Proceeds from issuance of common stock	5,611	5,697
Repurchases of common stock	(4,719)	(8,495)
Contribution from noncontrolling interest	—	245
Net cash used in from financing activities – continuing operations	(760,941)	(3,496)
Net cash used in financing activities - discontinued operations	—	(1,248)
Net cash used in financing activities	(760,941)	(4,744)
Net (decrease) increase in cash and cash equivalents	(765,929)	186,642
Cash and cash equivalents at beginning of period	1,123,843	107,870
Cash and cash equivalents at end of period	$357,914	$294,512

The accompanying notes are an integral part of these Consolidated Financial Statements.

Mednax, Inc.

Notes to Consolidated Financial Statements

September 30, 2021

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

During the three months ended September 30, 2021, the Company made a $20 million investment in a pediatric primary, urgent care and telehealth company with which it plans to develop new, innovative pediatric primary urgent care clinics throughout the United States with the goal of significantly enhancing the provision of pediatric care. The Company's investment is recorded as a cost method investment because the Company does not exercise significant influence over the entity in which it invested.

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

The Company divested its anesthesiology services and radiology services medical groups in May 2020 and December 2020, respectively. The operating results of these medical groups are reported as discontinued operations in the Company’s Consolidated Statements of Income for the three and nine months ended September 30, 2020 as relevant.

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

2. Coronavirus Pandemic (“COVID-19”):

COVID-19 has had an impact on the demand for medical services provided by the Company’s affiliated clinicians. Beginning in mid-March 2020, the Company’s affiliated office-based practices, which specialize in maternal-fetal medicine, pediatric cardiology, and numerous pediatric subspecialties, experienced a significant elevation of appointment cancellations compared to historical normal levels. The Company believes COVID-19, either directly or indirectly, also had an impact on its neonatology intensive care unit (“NICU”) patient volumes, and there is no assurance that impacts from COVID-19 will not further adversely affect its NICU patient volumes or otherwise adversely affect its NICU and related neonatology business. Further, in late 2020, the Company saw a shift in the mix of patients reimbursed under government-sponsored healthcare programs, but that shift materially reversed during the nine months ended September 30, 2021. Overall, the Company’s operating results were significantly impacted by COVID-19 beginning in mid-March 2020, but volumes began to normalize in mid-2020 and substantially recovered throughout 2020 and 2021.

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

CARES Act

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing up to $100 billion in aid to the healthcare industry to reimburse healthcare providers for lost revenue and expenses attributable to COVID-19. The remaining $70 billion in aid is intended to focus on providers in areas particularly impacted by COVID-19, rural providers, providers of services with lower shares of Medicare reimbursement or who predominantly serve the Medicaid population, and providers requesting reimbursement for the treatment of uninsured Americans. It is unknown what, if any, portion of the remaining healthcare industry funding of the CARES Act the Company and its affiliated physician practices will qualify for and receive. The Department of Health and Human Services (“HHS”) is administering this program and began disbursing funds in April 2020, of which the Company’s affiliated physician practices within continuing operations received an aggregate of $22.0 million during the year ended December 31, 2020 and $7.7 million during the nine months ended September 30, 2021. The Company has applications pending for certain affiliated physician practices for incremental relief beyond what has been received.

In addition, the CARES Act also provided for deferred payment of the employer portion of social security taxes through the end of 2020, and while the Company utilized this deferral option throughout 2020, it repaid almost all of the deferred amounts during the second quarter of 2021 with an immaterial amount due on each of December 31, 2021 and 2022.

Under current tax law, net operating losses can be carried forward indefinitely. The CARES Act enacted rules allowing net operating losses arising in 2020 to be carried back five taxable years. The Company generated a net operating loss for the 2020 tax year which has been carried back to the 2015 tax year under these provisions to obtain a refund of income tax at the prior 35% corporate tax rate.

3. Cash Equivalents and Investments:

As of September 30, 2021 and December 31, 2020, the Company's cash equivalents consisted entirely of money market funds totaling $4.4 million and $1.0 million, respectively.

Investments held, all of which are classified as current assets, at September 30, 2021 and December 31, 2020 are summarized as follows (in thousands):

	September 30, 2021	December 31, 2020
Corporate securities	$72,532	$71,095
Municipal debt securities	12,307	18,707
U.S. Treasury securities	5,267	1,060
Certificates of deposit	4,436	5,991
Federal home loan securities	3,968	8,017
	$98,510	$104,870

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

The following table presents information about the Company’s financial instruments that are accounted for at fair value on a recurring basis at September 30, 2021 and December 31, 2020 (in thousands):

		Fair Value
	Fair Value Category	September 30, 2021	December 31, 2020
Assets:
Money market funds	Level 1	$4,378	$1,010
Short-term investments	Level 2	98,510	104,870
Mutual Funds	Level 1	17,313	15,841

The following table presents information about the Company’s financial instruments that are not carried at fair value at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
2023 Notes	—	—	750,000	756,225
2027 Notes	1,000,000	1,048,700	1,000,000	1,070,000

The Company redeemed the full principal balance of its 5.25% senior unsecured notes due 2023 (the “2023 Notes”) in January 2021.

The carrying amounts of cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments.

5. Accounts Receivable and Net Revenue:

Accounts receivable, net consists of the following (in thousands):

	September 30, 2021	December 31, 2020

Gross accounts receivable	$1,215,086	$1,106,394
Allowance for contractual adjustments and uncollectibles	(953,114)	(864,463)
	$261,972	$241,931

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

The following table summarizes the Company’s net revenue by category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net patient service revenue	$432,854	$388,843	$1,226,866	$1,128,042
Hospital contract administrative fees	59,491	55,279	175,462	160,112
Other revenue	604	16,513	10,333	29,167
	$492,949	$460,635	$1,412,661	$1,317,321

The approximate percentage of net patient service revenue by type of payor was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contracted managed care	69%	68%	69%	69%
Government	26	26	25	26
Other third-parties	3	5	4	4
Private-pay patients	2	1	2	1
	100%	100%	100%	100%

6. Business Combinations and Discontinued Operations:

Business Combinations

During the nine months ended September 30, 2021, the Company completed the acquisition of one pediatric orthopedic practice, one multi-location pediatric urgent care practice, one pediatric cardiology practice, one pediatric neurology practice and one maternal-fetal medicine practice for total consideration of $24.6 million, of which $19.6 was paid in cash at closing and $5.0 million is recorded as current and long-term liabilities for amounts payable in future periods. These acquisitions expanded the Company’s national network of physician practices across women’s and children’s services. In connection with these acquisitions, the Company recorded tax deductible goodwill of $19.3 million, fixed assets of $3.5 million and other intangible assets consisting primarily of physician and hospital agreements of $1.8 million.

Discontinued Operations – Anesthesiology Services Medical Group

The Company divested its anesthesiology services medical group in May 2020. During the nine months ended September 30, 2021, the Company recorded a net decrease to the loss on sale of $19.0 million, primarily related to an adjustment to the sales proceeds and book values of net assets sold resulting from a mutual agreement between the buyer and seller reached during the three months ended March 31, 2021 to treat a portion of the divestiture as an asset sale for tax purposes, the disposal of the single anesthesia practice that remained after the divestiture of the anesthesiology medical group in May 2020 and the completion of the valuation for the contingent economic consideration component of the transaction. The net decrease to the loss on sale is reflected as a component of discontinued operations, net of income taxes, in the Company’s Consolidated Statements of Income for the three and nine months ended September 30, 2021. The operating results of the anesthesiology services medical group were reported as a component of discontinued operations, net of income taxes, in the Company’s Consolidated Statements of Income for the three and nine months ended September 30, 2020 as relevant.

The Company’s continuing operations financial statements for the nine months ended September 30, 2021 reflect the Company’s best estimate of the income tax effects associated with the asset sale change. These estimates include an increase in income tax receivable of $24 million, of which $9 million is related to loss carryback provisions enacted under the CARES Act, an increase in deferred tax assets of $17 million and a reduction to capital loss carryforwards and offsetting valuation allowance of $37 million. The Company will adjust these income tax effects as necessary during subsequent periods in 2021 as additional information becomes available.

Discontinued Operations – Radiology Services Medical Group

The Company divested its radiology services medical group in December 2020. During the nine months ended September 30, 2021, the Company recorded a net increase to the loss on sale of $3.3 million, primarily related to the adjustment of certain transaction related accounting. A final working capital true up is pending and is expected to be completed during 2021 and may result in an incremental change to the loss on sale. The operating results of the radiology services medical group were reported as a component of discontinued operations, net of income taxes, in the Company’s Consolidated Statements of Income for the three and nine months ended September 30, 2020.

7. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Accounts payable	$34,361	$59,771
Accrued salaries and incentive compensation	181,043	184,849
Accrued payroll taxes and benefits	39,399	43,945
Accrued professional liabilities	40,190	50,607
Accrued interest	13,562	32,721
Other accrued expenses	67,284	51,290
	$375,839	$423,183

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

The calculation of shares used in the basic and diluted net income per common share calculation for the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average number of common shares outstanding	85,065	83,862	84,754	83,260
Weighted average number of dilutive common share equivalents (a)	1,031	—	1,005	—
Weighted average number of common and common equivalent shares outstanding	86,096	83,862	85,759	83,260
Antidilutive securities not included in the diluted net income per common share calculation	1	829	10	1,004

(a) Due to a loss from continuing operations for the three and nine months ended September 30, 2020, no incremental shares are included because the effect would be antidilutive.

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

Under the Amended and Restated 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards generally vest upon the satisfaction of specified performance-based conditions and service-based conditions. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the nine months ended September 30, 2021, the Company granted 0.7 million shares of restricted stock to its employees and non-employee directors under the Amended and Restated 2008 Incentive Plan. At September 30, 2021, the Company had 10.8 million shares available for future grants and awards under the Amended and Restated 2008 Incentive Plan.

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

The Company recognizes stock-based compensation expense for the discount received by participating employees and non-employee service providers. During the nine months ended September 30, 2021, approximately 0.2 million shares were issued under the ESPP. At September 30, 2021, the Company had approximately 2.8 million shares reserved for issuance under the ESPP. The SPP provides for the issuance of up to 100,000 shares of the Company’s common stock. At September 30, 2021, the Company had approximately 61,000 shares in the aggregate reserved for issuance under the SPP. No shares have been issued under the SPP in 2021.

During the three and nine months ended September 30, 2021 and 2020, the Company recognized stock-based compensation expense of $5.5 million and $15.0 million, and $4.5 million and $18.2 million, respectively.

10. Common Stock Repurchase Programs:

In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Company’s equity compensation programs. The share repurchase program allows the Company to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. No shares were purchased under this program during the nine months ended September 30, 2021.

In August 2018, the Company announced that its Board of Directors had authorized the repurchase of up to $500.0 million of the Company’s common stock in addition to its existing share repurchase program, of which $98.7 million remained available for repurchase as of December 31, 2020. Under this share repurchase program, during the nine months ended September 30, 2021, the Company withheld approximately 0.2 million shares of its common stock to satisfy minimum statutory withholding obligations of $4.7 million in connection with the vesting of restricted stock.

The Company intends to utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

11. Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company's business, financial condition, results of operations, cash flows and the trading price of its securities. The Company has not included an accrual for these matters as of September 30, 2021 in its Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

Coronavirus Pandemic (COVID-19)

COVID-19 has had an impact on the demand for medical services provided by our affiliated clinicians. Beginning in mid-March 2020, our affiliated office-based practices, which specialize in maternal-fetal medicine, pediatric cardiology, and numerous pediatric subspecialties, experienced a significant elevation of appointment cancellations compared to historical normal levels. We believe COVID-19, either directly or indirectly, also had an impact on our NICU patient volumes, and there is no assurance that impacts from COVID-19 will not further adversely affect our NICU patient volumes or otherwise adversely affect our NICU and related neonatology business. Further, in late 2020, we saw a shift in the mix of patients reimbursed under government-sponsored healthcare programs, but that shift materially reversed during the nine months ended September 30, 2021. Overall, our operating results were significantly impacted by COVID-19 beginning in mid-March 2020, but volumes began to normalize in mid-2020 and substantially recovered throughout 2020 and 2021.

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

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing up to $100 billion in aid to the healthcare industry to reimburse healthcare providers for lost revenue and expenses attributable to COVID-19. The remaining $70 billion in aid is intended to focus on providers in areas particularly impacted by COVID-19, rural providers, providers of services with lower shares of Medicare reimbursement or who predominantly serve the Medicaid population, and providers requesting reimbursement for the treatment of uninsured Americans. It is unknown what, if any, portion of the remaining healthcare industry funding on the CARES Act our affiliated physician practices will qualify for and receive. The Department of Health and Human Services (“HHS”) is administering this program, and our affiliated physician practices within continuing operations received an aggregate of $22.0 million in relief payments during the year ended December 31, 2020 and $7.7 million during the nine months ended September 30, 2021. We have applications pending for certain affiliated physician practices for incremental relief beyond what has been received.

In addition, the CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, and we utilized this deferral option throughout 2020. We repaid almost all of these deferred social security taxes during the second quarter of 2021 with an immaterial amount due on each of December 31, 2021 and 2022.

Under current tax law, net operating losses can be carried forward indefinitely. The CARES Act enacted rules allowing net operating losses arising in 2020 to be carried back five taxable years. We generated a net operating loss for the 2020 tax year which has been carried back to the 2015 tax year under these provisions to obtain a refund of income tax at the prior 35% corporate tax rate.

General Economic Conditions and Other Factors

Our operations and performance depend significantly on economic conditions. Economic conditions in the United States (“U.S.”) deteriorated as a result of COVID-19, which impacted patient volumes, although patient volumes substantially recovered as of September 30, 2021. During the three months ended September 30, 2021, the percentage of our patient service revenue being reimbursed under government-sponsored healthcare programs (“GHC Programs”) decreased as compared to the three months ended September 30, 2020. We could, however, experience shifts toward GHC Programs if changes occur in economic behaviors or population demographics within geographic locations in which we provide services, including an increase in unemployment and underemployment as well as losses of commercial health insurance. For example, during the three months ended December 31, 2020, we experienced significant shifts to GHC programs. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, due to the rising costs of managed care premiums and patient responsibility amounts, we may experience lower net revenue resulting from increased bad debt due to patients’ inability to pay for certain services.

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

In late 2020 and early 2021, the results of the federal and state elections changed which persons and parties occupy the Office of the President of the United States and the U.S. Senate and many states’ governors and legislatures. The current Administration may propose sweeping changes to the U.S. healthcare system, including expanding government-funded health insurance options, additional Medicaid expansion or replacing current healthcare financing mechanisms with systems that would be entirely administered by the federal government. Any legislative or administrative change to the current healthcare financing system could have a material adverse effect on our financial condition, results of operations, cash flows and the trading price of our securities.

In addition to the potential impacts to the ACA, there could be changes to other GHC Programs, such as a change to the structure of Medicaid or Medicaid payment rates set forth under state law. Historically, Congress and the Administration have sought to convert Medicaid into a block grant or to institute per capita spending caps, among other things. These changes, if implemented, could eliminate the guarantee that everyone who is eligible and applies for benefits would receive them and could potentially give states new authority to restrict eligibility, cut benefits and make it more difficult for people to enroll. Additionally, several states are considering and pursuing changes to their Medicaid programs, such as requiring recipients to engage in employment or education activities as a condition of eligibility for most adults, disenrolling recipients for failure to pay a premium, or adjusting premium amounts based on income. Many states have recently shifted a majority or all of their Medicaid program beneficiaries into Managed Medicaid Plans. Managed Medicaid Plans have some flexibility to set rates for providers, but many states require minimum provider rates in their contracts with such plans. In July of each year, CMS releases the annual Medicaid Managed Care Rate Development Guide which provides federal baseline rules for setting reimbursement rates in managed care plans. We could be affected by lower reimbursement rates in some of all of the Managed Medicaid Plans with which we participate. We could also be materially impacted if we are dropped from the provider network in one or more of the Managed Medicaid Plans with which we currently participate.

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

Medicaid Expansion

The ACA also allows states to expand their Medicaid programs through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historic eligibility levels to 133% of the federal poverty level. To date, 38 states and the District of Columbia have expanded Medicaid eligibility to cover this additional low-income patient population, and other states are considering expansion. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household income is at or below 133% of the federal poverty level. As noted above, Congress is currently considering altering the terms and state remuneration for Medicaid expansion pursuant to the ACA. Should these changes take effect, we cannot predict with any assurance the ultimate effect to reimbursements for our services.

“Surprise” Billing Legislation

In late 2020, Congress enacted legislation intended to protect patients from “surprise” medical bills when services are furnished by providers who are not subject to contractual arrangements and payment limitations with the patient’s insurer. Effective January 1, 2022, patients will be protected from unexpected or “surprise” medical bills that could arise from out-of-network emergency care provided at an out-of-network facility or at in-network facilities by out-of-network providers and out-of-network nonemergency care provided at in-network facilities without the patient’s informed consent. Many states have passed similar legislation, but the federal government has been working to enact a ban on surprise billing for quite some time that pertains to ERISA health insurance plans that are not addressed under state legislation.

Under the “No Surprises Act,” patients are only required to pay the in-network cost-sharing amount, which has been determined through an established regulatory formula and will count toward the patient’s health plan deductible and out-of-pocket cost-sharing limits. Providers will generally not be permitted to balance bill patients beyond this cost-sharing amount. An out-of-network provider will only be permitted to bill a patient more than the in-network cost-sharing amount for care if the provider gives the patient notice of the provider’s network status and delivers to the patient or their health plan an estimate of charges within certain specified timeframes, and obtains the patient’s written consent prior to the delivery of care. Providers that violate these surprise billing prohibitions may be subject to state enforcement action or federal civil monetary penalties. Out of network providers will undergo an independent dispute resolution ("IDR") process to determine their payment amounts for out of network services. These IDR results will bind both the provider and payor for a 90-day period. We cannot predict how these IDR results will compare to the rates that our affiliated physicians customarily receive for their services.

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

Non-GAAP Measures

In our analysis of our results of operations, we use certain non-GAAP financial measures. We report adjusted earnings before interest, taxes and depreciation and amortization from continuing operations, which is defined as income (loss) from continuing operations before interest, income taxes, depreciation and amortization, and transformational and restructuring related expenses. We also report adjusted earnings per share (“Adjusted EPS”) from continuing operations which consists of diluted income (loss) from continuing operations per common and common equivalent share adjusted for amortization expense, stock-based compensation expense, transformational and restructuring related expenses and any impacts from discrete tax events. For the three and nine months ended September 30, 2021 as relevant, both Adjusted EBITDA and Adjusted EPS are being further adjusted to exclude the impacts from the gain on sale of building and loss on the early extinguishment of debt.

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

For a reconciliation of each of Adjusted EBITDA from continuing operations and Adjusted EPS from continuing operations to the most directly comparable GAAP measures for the three and nine months ended September 30, 2021 and 2020, refer to the tables below (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income (loss) from continuing operations attributable to Mednax, Inc.	$31,847	$(2,652)	$67,732	$(14,067)
Interest expense	17,595	27,250	52,119	83,180
Gain on sale of building	—	—	(7,280)	—
Loss on early extinguishment of debt	—	—	14,532	—
Income tax provision	11,594	6,677	14,002	10,859
Depreciation and amortization expense	8,151	7,195	24,288	20,749
Transformational and restructuring related expenses	4,232	34,291	19,042	60,846
Adjusted EBITDA from continuing operations attributable to Mednax, Inc.	$73,419	$72,761	$184,435	$161,567

	Three Months Ended September 30,
	2021		2020
Weighted average diluted shares outstanding	86,096		83,862
Income (loss) from continuing operations and diluted income from continuing operations per share attributable to Mednax, Inc.	$31,847	$0.37	$(2,652)	$(0.03)
Adjustments (1):
Amortization (net of tax of $583 and $601)	1,749	0.02	1,802	0.02
Stock-based compensation (net of tax of $1,374 and $1,132)	4,121	0.05	3,398	0.04
Transformational and restructuring expenses (net of tax of $1,058 and $8,573)	3,174	0.03	25,718	0.31
Net impact from discrete tax events	(901)	(0.01)	2,905	0.03
Adjusted income and diluted EPS from continuing operations attributable to Mednax, Inc.	$39,990	$0.46	$31,171	$0.37

(1)
Our blended statutory tax rate of 25% was used to calculate the tax effects of the adjustments for the three months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
	2021		2020
Weighted average diluted shares outstanding	85,759		83,260
Income (loss) from continuing operations and diluted income from continuing operations per share attributable to Mednax, Inc.	$67,732	$0.79	$(14,067)	$(0.17)
Adjustments (1):
Amortization (net of tax of $2,049 and $1,632)	6,149	0.07	4,896	0.06
Stock-based compensation (net of tax of $3,737 and $4,550)	11,210	0.13	13,652	0.16
Transformational and restructuring expenses (net of tax of $4,760 and $15,211)	14,282	0.16	45,635	0.55
Gain on sale of building (net of tax of $1,820)	(5,460)	(0.06)	—	—
Loss on early extinguishment of debt (net of tax of $3,633)	10,899	0.13	—	—
Net impact from discrete tax events	(9,484)	(0.11)	7,849	0.10
Adjusted income and diluted EPS from continuing operations attributable to Mednax, Inc.	$95,328	$1.11	$57,965	$0.70

(1)
Our blended statutory tax rate of 25% was used to calculate the tax effects of the adjustments for the nine months ended September 30, 2021 and 2020.

Results of Operations

Three Months Ended September 30, 2021 as Compared to Three Months Ended September 30, 2020

Our net revenue attributable to continuing operations was $492.9 million for the three months ended September 30, 2021, as compared to $460.6 million for the same period in 2020. The increase in revenue of $32.3 million, or 7.0%, was primarily attributable to an increase in same-unit revenue. Same units are those units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue increased by $26.7 million, or 5.9%. The increase in same-unit net revenue was comprised of an increase of $29.5 million, or 6.5%, related to patient service volumes, partially offset by a decrease of $2.8 million, or 0.6%, from net reimbursement-related factors. The increase in revenue from patient service volumes was related to increases across almost all of our hospital-based and office-based women’s and children’s services. Prior year volumes were unfavorably impacted by COVID-19. The net decrease in revenue related to net reimbursement-related factors was primarily due to decreases in CARES Act relief as no relief was recorded during the third quarter of 2021, as compared to $14.2 million recorded during the third quarter of 2020, partially offset by an increase in revenue resulting from a decrease in the percentage of our patients being enrolled in GHC Programs, increases in administrative fees from our hospital partners and modest improvements in managed care contracting.

Practice salaries and benefits attributable to continuing operations increased $18.9 million, or 6.1%, to $328.8 million for the three months ended September 30, 2021, as compared to $309.9 million for the same period in 2020. Of the $18.9 million increase, $14.4 million was related to salaries which primarily reflected increases in clinician compensation expense driven by the comparison to reduced salaries expense during 2020 resulting from COVID-19 mitigation efforts. The remaining $4.5 million increase was related to benefits and incentive compensation, with the increase primarily related to incentive compensation driven by improved results.

Practice supplies and other operating expenses attributable to continuing operations increased $3.7 million, or 16.4%, to $26.1 million for the three months ended September 30, 2021, as compared to $22.4 million for the same period in 2020. The increase was primarily attributable to practice supply, rent and other costs related to our existing units for which the activity across many expense categories such as travel, office and professional services expenses in 2020 had decreased as a result of COVID-19 as well as increases in the current year for information technology expenses from efforts directly supporting the physician practices.

General and administrative expenses attributable to continuing operations primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically identifiable to the day-to-day operations of our physician practices and services. General and administrative expenses were $66.9 million for the three months ended September 30, 2021, as compared to $66.3 million for the same period in 2020. The net increase of $0.6 million is primarily related to a net increase in compensation expense when comparing to the prior year that included decreases in compensation expense from COVID-19 mitigation efforts such as furloughs and net staffing reductions and increases in various information technology related expenses including systems fees, professional licenses and data center enhancements, partially offset by a net savings in revenue cycle management expenses and other professional fees. General and administrative expenses as a percentage of net revenue was 13.6% for the three months ended September 30, 2021, as compared to 14.4% for the same period in 2020, with the decrease of 83 basis points driven by the net expense decreases, partially offset by the increases in salaries and information technology expense in 2021.

Transformational and restructuring related expenses attributable to continuing operations were $4.2 million for the three months ended September 30, 2021, as compared to $34.3 million for the same period in 2020. The decrease of $30.1 million reflects the reduction in the scope of activities limiting them to initiatives critical to the transformation of our business operations with the expenses during the third quarter of 2021 primarily related to contract termination costs resulting from the transition of our revenue cycle management activities to a third party with the remaining expenses related to external consulting costs for other initiatives.

Depreciation and amortization expense attributable to continuing operations was $8.2 million for the three months ended September 30, 2021, as compared to $7.2 million for the same period in 2020. The increase of $1.0 million was primarily related to an increase in depreciation expense related to information technology equipment.

Income from operations attributable to continuing operations increased $38.3 million, or 187.4%, to $58.8 million for the three months ended September 30, 2021, as compared to $20.5 million for the same period in 2020. Our operating margin was 11.9% for the three months ended September 30, 2021, as compared to 4.4% for the same period in 2020. The increase in our operating margin was primarily due to higher revenue growth and decreases in transformational and restructuring related expenses, partially offset by net increases in overall operating expenses as compared to the third quarter of 2020, some of which was driven by COVID-19 cost mitigation initiatives that took place in 2020. Excluding transformation and restructuring related expenses, our income from operations attributable to continuing operations was $63.0 million and $54.8 million, and our operating margin was 12.8% and 11.9% for the three months ended September 30, 2021 and 2020, respectively. We believe excluding the impacts from the transformational and restructuring related activity provides a more comparable view of our operating income and operating margin from continuing operations.

Total non-operating expenses attributable to continuing operations were $15.4 million for the three months ended September 30, 2021, as compared to $16.4 million for the same period in 2020. The net decrease in non-operating expenses was primarily related to the decrease in interest expense resulting from the redemption of our 5.25% senior unsecured notes due 2023 (the “2023 Notes”) in January 2021, partially offset by a decrease in other income related to the transition services provided to the buyers of our divested medical groups. Interest expense for the three months ended September 30, 2021 also includes approximately $0.8 million of deferred debt costs written off as a result of the permanent reduction in the size of our revolving credit facility.

Our effective income tax rate attributable to continuing operations (“tax rate”) was 26.7% for the three months ended September 30, 2021 and our tax rate for the three months ended September 30, 2020 was not meaningful due to the decreased level of pre-tax income generated. Income taxes for the third quarter of 2020 were calculated by applying the actual year-to-date tax rate to our pre-tax income. After excluding discrete tax impacts, during the three months ended September 30, 2021, our tax rate was 28.8%. We believe excluding discrete tax impacts provides a more comparable view of our tax rate.

Income from continuing operations attributable to Mednax, Inc. was $31.8 million for the three months ended September 30, 2021, as compared to a loss of $2.7 million for the same period in 2020. Adjusted EBITDA from continuing operations attributable to Mednax, Inc. was $73.4 million for the three months ended September 30, 2021, as compared to $72.8 million for the same period in 2020.

Diluted earnings from continuing operations per common and common equivalent share attributable to Mednax, Inc. was $0.37 on weighted average shares outstanding of 86.1 million for the three months ended September 30, 2021, as compared to a diluted loss per share of $0.03 on weighted average shares outstanding of 83.9 million for the same period in 2020. Adjusted EPS from continuing operations was $0.46 for the three months ended September 30, 2021, as compared to $0.37 for the same period in 2020. The increase of 2.2 million in our weighted average shares outstanding is primarily due to the impact of shares issued in 2020 and 2021 through various equity programs.

Loss from discontinued operations, net of tax, was $1.1 million for the three months ended September 30, 2021, as compared to $38.4 million for the same period in 2020. Diluted loss from discontinued operations per common and common equivalent share was $0.01 for the three months ended September 30, 2021, as compared to $0.46 three months ended September 30, 2020.

Net income attributable to Mednax, Inc. was $30.8 million for the three months ended September 30, 2021, as compared to a loss of $41.0 million for the same period in 2020. Diluted net income per common and common equivalent share attributable to Mednax, Inc. was $0.36 for the three months ended September 30, 2021, as compared to a diluted loss per share of $0.49 for the same period in 2020.

Nine Months Ended September 30, 2021 as Compared to Nine Months Ended September 30, 2020

Our net revenue attributable to continuing operations was $1.41 billion for the nine months ended September 30, 2021, as compared to $1.32 billion for the same period in 2020. The increase in revenue of $95.3 million, or 7.2%, was primarily attributable to an increase in same-unit revenue. Same units are those units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue increased by $93.3 million, or 7.3%. The increase in same-unit net revenue was comprised of an increase of $58.7 million, or 4.6%, related to patient service volumes and an increase of $34.6 million, or 2.7%, from net reimbursement-related factors. The increase in revenue from patient service volumes was related to increases across all our hospital-based and office-based women’s and children’s services. Prior year volumes were significantly unfavorably impacted by COVID-19. The net increase in revenue related to net reimbursement-related factors was primarily due to an increase in revenue resulting from a decrease in the percentage of our patients being enrolled in GHC Programs, increases in administrative fees from our hospital partners and modest improvements in managed care contracting, partially offset by a decrease in CARES Act relief.

Practice salaries and benefits attributable to continuing operations increased $55.6 million, or 6.1%, to $964.8 million for the nine months ended September 30, 2021, as compared to $909.2 million for the same period in 2020. Of the $55.6 million increase, $40.6 million was related to salaries which primarily reflected increases in clinician compensation expense driven by the comparison to reduced salaries expense during 2020 resulting from COVID-19 mitigation efforts. The remaining $15.0 million was related to benefits and incentive compensation, with the increase to incentive compensation driven by improved results, partially offset by a decrease in malpractice expense.

Practice supplies and other operating expenses attributable to continuing operations increased $6.0 million, or 9.1%, to $72.5 million for the nine months ended September 30, 2021, as compared to $66.5 million for the same period in 2020. The increase was primarily attributable to practice supply, rent and other costs related to our existing units for which the activity across many expense categories such as travel, office and professional services expenses in 2020 had decreased as a result of COVID-19 as well as increases in the current year for information technology expenses from efforts directly supporting the physician practices.

General and administrative expenses attributable to continuing operations primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically identifiable to the day-to-day operations of our physician practices and services. General and administrative expenses were $204.4 million for the nine months ended September 30, 2021, as compared to $194.3 million for the same period in 2020. The net increase of $10.1 million is primarily related to increases in various information technology related expenses including systems fees, professional licenses, data center enhancements, and security as well as a net increase in compensation expense when comparing to the prior year that included decreases in compensation expense from COVID-19 mitigation efforts such as furloughs and net staffing reductions. General and administrative expenses as a percentage of net revenue was 14.5% for the nine months ended September 30, 2021, as compared to 14.7% for the same period in 2020.

Gain on sale of building was $7.3 million for the nine months ended September 30, 2021 and resulted from the sale of our secondary corporate office building during the second quarter.

Transformational and restructuring related expenses attributable to continuing operations were $19.0 million for the nine months ended September 30, 2021, as compared to $60.8 million for the same period in 2020. The decrease of $41.8 million reflects the reduction in the scope of activities limiting them to initiatives critical to our business operations with the expenses during the nine months ended September 30, 2021 primarily for contract termination and external consulting costs.

Depreciation and amortization expense attributable to continuing operations was $24.3 million for the nine months ended September 30, 2021, as compared to $20.7 million for the same period in 2020. The increase of $3.6 million was primarily related to an increase in depreciation expense related to information technology equipment.

Income from operations attributable to continuing operations increased $69.1 million, or 105.0%, to $134.9 million for the nine months ended September 30, 2021, as compared to $65.8 million for the same period in 2020. Our operating margin was 9.6% for the nine months ended September 30, 2021, as compared to 5.0% for the same period in 2020. The increase in our operating margin was primarily due to higher revenue growth, partially offset by net increases in overall operating expenses as compared to 2020, some of which was driven by COVID-19 cost mitigation initiatives that took place in 2020 as well as increases in incentive compensation expense in 2021 from improved results. Excluding the transformation and restructuring related expenses and gain on sale of building, our income from operations attributable to continuing operations was $154.0 million and $126.7 million, and our operating margin was 10.9% and 9.6% for the nine months ended September 30, 2021 and 2020, respectively. We believe excluding the impacts from the transformational and restructuring related activity and gain on sale of building provides a more comparable view of our operating income and operating margin from continuing operations.

Total non-operating expenses attributable to continuing operations were $53.2 million for the nine months ended September 30, 2021, as compared to $69.0 million for the same period in 2020. The decrease in non-operating expenses was primarily related to a decrease in interest expense resulting from the redemption of our 2023 Notes in January 2021, partially offset by the loss on the early redemption of our 2023

Notes. The nine months ended September 30, 2020 also included the unfavorable impact from the settlement of a litigation matter within investment and other income.

Our tax rate was 17.1% for the nine months ended September 30, 2021 and our tax rate for the nine months ended September 30, 2020 was not meaningful due to the pre-tax loss generated due to the impacts from COVID-19. The tax rate for the nine months ended September 30, 2021 includes a net discrete tax benefit of $9.5 million, primarily related to a change in estimate for the 2020 net operating loss carryback as allowed under the CARES Act for refund at the 35% federal tax rate. Income taxes for the nine months ended September 30, 2020 were calculated by applying the actual year-to-date tax rate to our pre-tax loss. After excluding discrete tax impacts, during the nine months ended September 30, 2021, our tax rate was 28.7%. We believe excluding discrete tax impacts on our tax rate provides a more comparable view of our effective income tax rate.

Income from continuing operations attributable to Mednax, Inc. was $67.7 million for the nine months ended September 30, 2021, as compared to a loss of $14.1 million for the same period in 2020. Adjusted EBITDA from continuing operations was $184.4 million for the nine months ended September 30, 2021, as compared to $161.6 million for the same period in 2020.

Diluted earnings from continuing operations per common and common equivalent share attributable to Mednax, Inc. was $0.79 on weighted average shares outstanding of 85.8 million for the nine months ended September 30, 2021, as compared to diluted loss per share of $0.17 on weighted average shares outstanding of 83.3 million for the same period in 2020. Adjusted EPS from continuing operations was $1.11 for the nine months ended September 30, 2021, as compared to $0.70 for the same period in 2020. The increase of 2.5 million in our weighted average shares outstanding is primarily due to the impact of shares issued in 2020 and early 2021 through various equity programs.

Income from discontinued operations, net of tax, was $15.7 million for the nine months ended September 30, 2021, as compared to a loss of $718.1 million for the same period in 2020. Diluted income from discontinued operations per common and common equivalent share was $0.18 for the nine months ended September 30, 2021, as compared to diluted loss per share of $8.62 for the same period in 2020.

Net income attributable to Mednax, Inc. was $83.4 million for the nine months ended September 30, 2021, as compared to a loss of $732.2 million for the same period in 2020. Diluted net income per common and common equivalent share was $0.97 for the nine months ended September 30, 2021, as compared to diluted loss per share of $8.79 for the same period in 2020.

Liquidity and Capital Resources

As of September 30, 2021, we had $357.9 million of cash and cash equivalents attributable to continuing operations as compared to $1.12 billion at December 31, 2020. Additionally, we had working capital attributable to continuing operations of $390.5 million at September 30, 2021, a decrease of $714.5 million from working capital of $1.1 billion at December 31, 2020. The net decrease in working capital is primarily due to the redemption of the 2023 Notes in January 2021.

Cash Flows from Continuing Operations

Cash provided by (used in) operating, investing and financing activities from continuing operations is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Operating activities	$38,718	$71,645
Investing activities	(39,839)	(28,179)
Financing activities	(760,941)	(3,496)

Operating Activities from Continuing Operations

During the nine months ended September 30, 2021, our net cash provided by operating activities for continuing operations was $38.7 million, compared to $71.6 million for the same period in 2020. The net decrease in cash provided of $32.9 million was primarily due to decreases in cash flow from accounts receivable and deferred income taxes as well as changes in other liabilities, partially offset by an increase in cash flow from higher earnings and changes in accounts payable and accrued expenses, primarily incentive compensation.

During the nine months ended September 30, 2021, cash flow from accounts receivable for continuing operations decreased by $42.0 million, as compared to an increase of $30.0 million for the same period in 2020. The decrease in cash flow from accounts receivable for the nine months ended September 30, 2021 was primarily due to net increases in ending accounts receivable balances at existing units due to higher revenue, partially offset by improved timing of cash collections.

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO for continuing operations was 49.9 days at September 30, 2021 as compared to 52.3 days at December 31, 2020. The decrease in our DSO primarily related to the timing of cash collections at our existing units.

Investing Activities from Continuing Operations

During the nine months ended September 30, 2021, our net cash used in investing activities for continuing operations of $39.8 million consisted of capital expenditures of $29.1 million, the payment associated with a strategic investment of $20.0 million and acquisitions payments of $19.6 million, partially offset by net proceeds from the sale of a building of $24.7 million and net proceeds from maturities or sale of investments of $4.1 million.

Financing Activities from Continuing Operations

During the nine months ended September 30, 2021, our net cash used in financing activities for continuing operations of $760.9 million primarily consisted of $759.8 million related to the redemption of the 2023 Notes, including the call premium, and the repurchase of $4.7 million of our common stock, partially offset by proceeds from the issuance of common stock of $5.6 million.

Liquidity

During the three months ended September 30, 2021, we permanently reduced the size of our unsecured revolving credit facility by $600.0 million to $600.0 million. The Credit Agreement remains subject to the limitations discussed below, and includes a $37.5 million sub-facility for the issuance of letters of credit. The Credit Agreement matures on March 28, 2024 and is guaranteed by substantially all of our subsidiaries and affiliated professional contractors. At our option, borrowings under the Credit Agreement will bear interest at (i) the alternate base rate (defined as the higher of (a) the prime rate, (b) the Federal Funds Rate plus 1/2 of 1.00% and (c) LIBOR for an interest period of one month plus 1.00%) plus an applicable margin rate ranging from 0.125% to 0.750% based on our consolidated leverage ratio or (ii) the LIBOR rate plus an applicable margin rate ranging from 1.125% to 1.750% based on our consolidated leverage ratio. The Credit Agreement also calls for other customary fees and charges, including an unused commitment fee ranging from 0.150% to 0.200% of the unused lending commitments, based on our consolidated leverage ratio. The Credit Agreement contains customary covenants and restrictions, including covenants that require us to maintain a minimum interest charge ratio, not to exceed a specified consolidated leverage ratio and to comply with laws, and restrictions on the ability to pay dividends and make certain other distributions, as specified therein. Failure to comply with these covenants would constitute an event of default under the Credit Agreement, notwithstanding the ability of the company to meet its debt service obligations. The Credit Agreement also includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement.

LIBOR is expected to be discontinued after 2021, with one-month LIBOR being discontinued in 2023. The Credit Agreement provides procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable. We may also continue to make borrowings under the Credit Agreement at the alternate base rate in the event that LIBOR is unavailable regardless of whether a replacement or alternative rate has been determined. The alternate base rate or LIBOR replacement or alternative rate may be more or less favorable to us than LIBOR. Due to these features of the Credit Agreement, we do not believe that the LIBOR transition will have a material impact on our consolidated financial statements.

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

At September 30, 2021, we had no outstanding principal balance on our Credit Agreement. We had one outstanding letter of credit of $0.1 million which reduced the amount available on our Credit Agreement to $299.9 million at September 30, 2021, after giving effect to the temporary reduction of the capacity of our Credit Agreement described above through September 30, 2021.

During the nine months ended September 30, 2021, we redeemed the outstanding principal balance of $750.0 million on the 2023 Notes. We recognized a loss on debt extinguishment of $14.5 million, which primarily included cash premiums and accelerated amortization of deferred financing costs. During the three months ended September 30, 2021, in connection with the reduction in our revolving credit facility, we wrote off approximately $0.8 million of deferred debt costs which is included as a component of interest expense.

At September 30, 2021, we had an outstanding principal balance of $1.0 billion on our 6.25% senior unsecured notes due 2027 (the “2027 Notes”). Our obligations under the 2027 Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee our Credit Agreement. Interest on the 2027 Notes accrues at the rate of 6.25% per annum, or $62.5 million, and is payable semi-annually in arrears on January 15 and July 15.

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

At September 30, 2021, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under the Credit Agreement and the 2027 Notes. We believe we will be in compliance with these covenants throughout 2021.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at September 30, 2021 was $306.6 million, of which $40.2 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet. In addition, there is a corresponding insurance receivable of $58.9 million recorded as a component of other assets for certain professional liability claims that are covered by insurance policies.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We intend to manage interest rate risk through the use of a combination of fixed rate and variable rate debt. We borrow under our Credit Agreement at various interest rate options based on the Alternate Base Rate or LIBOR rate depending on certain financial ratios. At September 30, 2021, we had no outstanding principal balance on our Credit Agreement.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2021, we repurchased shares of our common stock that were withheld to satisfy minimum statutory withholding obligations in connection with the vesting of restricted stock.

Period	Total Number of Shares Repurchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Programs (a)
July 1 – July 31, 2021	—	$—	—	(a)
August 1 – August 31, 2021	—	—	—	(a)
September 1 – September 30, 2021	83,092 (b)	29.77	—	(a)
Total	83,092	$29.77	—	(a)

(a)
We have two active repurchase programs. Our July 2013 program allows us to repurchase shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs, which is estimated to be approximately 1.0 million shares for 2021. Our August 2018 repurchase program allows us to repurchase up to an additional $500.0 million of shares of our common stock, of which we repurchased $406.0 million as of September 30, 2021.
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

Mednax, Inc.

Date: October 28, 2021	By: /s/ Mark S. Ordan
Mark S. Ordan
Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2021	By: /s/ C. Marc Richards
C. Marc Richards
Chief Financial Officer
(Principal Financial Officer)

Date: October 28, 2021	By: /s/ John C. Pepia
John C. Pepia
Chief Accounting Officer
(Principal Accounting Officer)