Form 10-K
period 2021-12-31
MEDNAX, INC.
filed 2022-02-17
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the period from to

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

Indicate by check mark if the registrant is a well-knowtn seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

The aggregate market value of shares of Common Stock of the registrant held by non-affiliates of the registrant on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,894,617,377 based on a $30.15 closing price per share as reported on the New York Stock Exchange composite transactions list on such date.

The number of shares of Common Stock of the registrant outstanding on February 11, 2022 was 86,472,585.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, with respect to the 2022 Annual Meeting of Shareholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in the Form 10-K, each document incorporated by reference herein is deemed not to be filed as part hereof.

Mednax, Inc.

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2021

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

PART I

ITEM 1. BUSINESS

OVERVIEW

Mednax is a leading provider of physician services including newborn, maternal-fetal, pediatric cardiology and other pediatric subspecialty care. Our national network is comprised of affiliated physicians who provide clinical care in 38 states and Puerto Rico. At December 31, 2021, our national network comprised over 2,400 affiliated physicians, including 1,330 physicians who provide neonatal clinical care, primarily within hospital-based neonatal intensive care units (“NICUs”), to babies born prematurely or with medical complications. We have over 490 affiliated physicians who provide maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network also includes other pediatric subspecialists, including over 245 physicians providing pediatric intensive care, 90 physicians providing pediatric cardiology care, 200 physicians providing hospital-based pediatric care, 50 physicians providing pediatric surgical care and urology services, 10 physicians providing pediatric ear, nose and throat services, 10 physicians providing pediatric urgent care, and four physicians providing pediatric ophthalmology care.

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

OUR PHYSICIAN SPECIALTIES AND SERVICES

The following discussion describes our physician specialties and the care that we provide:

Neonatal Care

We provide clinical care to babies born prematurely or with complications within specific units at hospitals, primarily NICUs, through our network of affiliated neonatal physician subspecialists (“neonatologists”), neonatal nurse practitioners and other pediatric clinicians who staff and manage clinical activities at over 390 NICUs in 34 states and Puerto Rico. Neonatologists are board-certified, or eligible-to-apply-for-certification, physicians who have extensive education and training for the care of babies born prematurely or with complications that require complex medical treatment. Neonatal nurse practitioners are registered nurses who have advanced training and education in assessing and treating the healthcare needs of newborns and infants as well as managing the needs of their families.

We partner with our hospital clients in an effort to enhance the quality of care delivered to premature and sick babies. Some of the nation's largest and most prestigious hospitals, including both not-for-profit and for-profit institutions, retain us to staff and manage their NICUs. Our affiliated neonatologists generally provide 24-hours-a-day, seven-days-a-week coverage in NICUs, support the local referring physician community and are available for consultation in other hospital departments. Our hospital partners benefit from our experience in managing complex intensive care units. Our neonatal physicians interact with colleagues across the country through an internal communications system to draw upon their collective expertise in managing challenging patient-care issues. Our neonatal physicians also work collaboratively with maternal-fetal medicine subspecialists to coordinate the care of mothers experiencing complicated pregnancies and their fetuses.

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

Pediatric Hospitalists. Pediatric hospitalists are hospital-based pediatricians specializing in inpatient care and management of acutely ill children. Our affiliated hospital-based physicians provide this inpatient pediatric and newborn care in PICUs, NICUs and pediatric emergency rooms at approximately 60 hospitals.

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

Pediatric Urgent Care. We made our entry into the pediatric urgent care service line in early 2021 with the affiliation with an eight clinic pediatric urgent care practice that provides screening, diagnosis and treatment for a variety of minor non-emergent health issues, working in partnership with community pediatricians.

Newborn Hearing Screening Program. Our affiliated physicians also oversee our newborn hearing screening program. Since we launched this program in 1994, we believe that we have become the largest provider of newborn hearing screening services in the United States. In 2021, we screened over 885,000 babies for potential hearing loss at 415 hospitals across the nation. Over 40 states either require newborns to be screened for potential hearing loss before being discharged from the hospital or require that parents be offered the opportunity to submit their newborns to hearing screens. We contract or coordinate with hospitals to provide newborn hearing screening services.

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

Neonatal Medicine. Of the just over 3.6 million births in the United States annually, we estimate that 14%-15% require NICU admission. Numerous institutions conduct research to identify potential causes of premature birth and medical complications that often require NICU admission. Some common contributing factors include the presence of hypertension or diabetes in the mother, lack of prenatal care, complications during pregnancy, drug and alcohol abuse and smoking or poor nutritional habits during pregnancy. Babies admitted to NICUs typically have an illness or condition that requires the care of a neonatologist. Babies who are born prematurely or have a low birth weight often require neonatal intensive care services because of an increased risk for medical complications. We believe obstetricians generally prefer to perform deliveries at hospitals that provide a full complement of labor and delivery services, including a NICU staffed by board-certified, or eligible-to-apply-for-certification, neonatologists. Because obstetrics is a significant source of hospital admissions, hospital administrators have responded to these demands by establishing NICUs and contracting with independent neonatology group practices, such as our affiliated professional contractors, to staff and manage these units. As a result, NICUs within the United States tend to be concentrated in hospitals with higher volumes of births. There are approximately 6,350 board-certified neonatologists in the United States.

Maternal-Fetal Medicine. Expectant mothers with pregnancy complications often seek or are referred by their obstetricians to maternal-fetal medicine subspecialists. These subspecialists provide inpatient and office-based care to women with conditions such as diabetes, heart disease, hypertension, multiple gestation, recurrent miscarriage, family history of genetic diseases, suspected fetal birth defects and other complications during their pregnancies. We believe that improved maternal-fetal care has a positive impact on neonatal outcomes. Data on neonatal outcomes demonstrates that, in general, the likelihood of mortality or an adverse condition or outcome (referred to as “morbidity”) is reduced the longer a baby remains in the womb. There are approximately 2,650 board-certified maternal-fetal medicine subspecialists in the United States.

Pediatric Cardiology Medicine. Pediatric cardiologists provide inpatient and office-based cardiology care of the fetus, infant, child, and adolescent with congenital heart defects and acquired heart disease, as well as providing care to adults with congenital heart defects. We estimate that approximately one in every 145 babies is born with some form of heart defect. With advancements in care, there are approximately 1.4 million adults in the United States today living with congenital heart disease. There are approximately 3,300 board-certified pediatric cardiologists in the United States.

Pediatric Primary and Urgent Care. Pediatric urgent care practices provide screening, diagnosis and treatment for a variety of minor non-emergent health issues, working in partnership with community pediatricians. We envision a new model comprising urgent/acute care, primary care and telehealth. Patient services offered in the traditional pediatric urgent care clinic will be expanded to include the full pediatric continuum of care, including subspecialty services and primary care services with an integrative approach to pediatric health, general and developmental pediatrics for high-risk newborns, complementary prenatal services with a focus on patient education and wellness, behavioral health and chronic pediatric diseases.

Other Pediatric Subspecialty Medicine. Other areas of pediatric subspecialty medicine are closely associated with maternal-fetal-newborn medical care. For example, pediatric intensivists are subspecialists who care for critically ill or injured children and adolescents in PICUs. There are approximately 2,800 board-certified pediatric intensivists in the United States. As another example, pediatric hospitalists are pediatricians who provide care in many hospital areas, including labor and delivery and the newborn nursery. In addition, pediatric surgeons provide specialized care for patients ranging from newborns to adolescents, for all problems or conditions affecting children that require surgical intervention, and often have particular expertise in the areas of neonatal, prenatal, trauma, and pediatric oncology. There are approximately 1,070 board-certified pediatric surgeons in the United States. Pediatric urologists are specialized pediatric surgeons who diagnose, treat and manage children’s urinary and genital problems. There are approximately 400 board-certified pediatric urologists in the United States.

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

Additionally, with the goal of further expanding our organic growth, our national sales team pursues opportunities across our service lines by employing a targeting strategy with a specific focus and prioritization. This sales team works with existing hospital and other healthcare partners and also focuses on building new relationships with hospitals and other service providers to which we do not currently provide services in order to offer clinical and other solutions and respond to requests for proposals. Our growth teams are managed under one collaborative group that addresses acquisition and organic growth opportunities with the shared goal of Mednax being viewed by hospitals and other partners as a multi-specialty health solutions partner across all of its women’s health and pediatrics service lines. The growth team partners with the operational leadership across each of our medical groups to execute our overall growth strategy.

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
•
Acquire physician practice groups. We continue to seek to expand our operations by acquiring established physician practices in our core physician specialties and pursuing complementary pediatric subspecialty physician groups outside of our core specialties when appropriate. During 2021, we added nine physician practices consisting of one pediatric orthopedic practice, one multi-location pediatric primary and urgent care practice, one pediatric cardiology practice, two pediatric neurology practices, one maternal-fetal medicine practice, one obstetrics and gynecology practice, one pediatric intensivist. practice and one neonatology practice.
•
Pediatric primary and urgent care. We are in the early stages of building our presence in children’s primary and urgent care. We believe that providing pediatric primary and urgent care in patient friendly, dedicated clinics will allow us to give patients easier access to the specialists across our organization when they need it, and will also help strengthen our relationships with the communities where we provide services, and with our hospital partners. With our concentration of pediatrician population density, hospital relationships and partnerships, a large and growing base of vital patient relationships, and market managerial support in place, we believe we are well-positioned to grow in this area through de novo development and acquisitions that we can integrate into our strategic growth.

To facilitate this growth, we made an investment in a technology platform entity to provide access to scalable internal controls and patient facing technology, systems and protocols, that would otherwise take us years to create. These technology systems and their operating platform give patients and their parents a seamless experience when they visit. The technology also provides remote connectivity to clinicians through a user friendly remote mobile app, so parents always have a resource at their fingertips.

With our current geography of existing services, we believe there is an opportunity for us to expand our growth in this area with a meaningful number of primary and urgent care clinics across our footprint over the next several years.

•
Strengthen and broaden relationships with our partners. By managing many of the operational challenges associated with physician practices, encouraging clinical research, education, quality, and safety initiatives, and promoting timely intervention by our physicians, we believe that our business model is focused on improving the quality of care delivered to patients, promoting the appropriate length of their hospital stays and optimizing efficient use of health system resources. We believe that referring and collaborating physicians, hospitals, third-party payors and patients all benefit to the extent that we are successful in implementing our business model. In addition, we plan to continue to concentrate efforts in becoming more responsive and proactive in broadening our existing hospital relationships to expand the scope of services that we provide across all specialties. We focus our efforts in this area using a market-based approach and in each geographic area where we operate we consider how we can expand our existing hospital and health system relationships and form new ones. We believe this is critical as hospitals and health systems seek to expand their service offerings and as the broader healthcare market seeks new solutions to operate more efficiently.

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

CLINICAL RESEARCH, EDUCATION, QUALITY AND SAFETY

As part of our patient focus and ongoing commitment to improving patient care through evidence-based medicine, we engage in clinical research, continuous quality improvement, safety and education initiatives. Our goal is to discover, understand and teach healthcare practices that enhance the abilities of clinicians to deliver quality care, thereby contributing to better patient outcomes and reduced long-term health care costs. These initiatives benefit our patients, clinicians, referring and collaborating physicians, hospital partners and third-party payors. Our goal is to enhance the value of our services, attract new and retain high-quality clinicians, improve clinical operations and enhance practice communication.

•
Clinical Research. We conduct clinical research to discover ways to improve clinical care for our patients. We share our discoveries throughout the medical community by publishing our observations in peer-reviewed medical journals. To help facilitate and support research efforts, Mednax has a Research Advisory Committee (“RAC”). The goal of the RAC is to design, implement and maintain a program for clinical research oversight and support that enables our practices to conduct research that is safe, effective, financially viable and legally compliant. The RAC’s multi-disciplinary approach involves the collaboration of both clinical and business professionals, including finance, legal and compliance. With participating clinicians located throughout the country, the RAC supports a comprehensive scope of research efforts. This nationwide perspective allows us to better anticipate future needs and opportunities.

•
Quality and Safety. Through the leadership of our affiliated clinicians, we have cultivated a culture of continuous quality improvement and safety, which is the cornerstone of our success and helps us to fulfill our mission. Our team of clinical experts leads and provides oversight of national quality and safety programs across various specialties and subspecialties.

•
Continuous Quality Improvement (“CQI”). CQI initiatives are important for our clinicians. We provide our clinicians with the opportunity to collaborate and share best practices and facilitate access to valuable information, resources, and professional development tools. Our affiliated clinicians can identify areas for improvement, and then systematically monitor, study, learn, and implement change. Complex initiatives are derived and based on our long-standing CQI efforts, such as our 100,000 Babies Campaign, our value-based care initiatives, and various clinical quality collaboratives. Our quality metrics include standard clinical outcome reporting, trend analysis and threshold performance, which are provided to our affiliated clinicians.

•
Patient Safety Organization (“PSO”). We have a federally-listed PSO, the mission of which is to improve the quality and safety of care rendered by our clinical providers through the collection and analysis of quality data. As a federally-listed PSO, our mission to improve the safety of care rendered is supported by the dissemination of best practices information and implementation of patient safety programs. Our Women’s and Children’s National High Reliability Organization ("HRO") program aims to provide “Just Culture” training to our clinicians. The complex curriculum has been customized to meet our affiliated physician practices’ needs and is based on principles outlined by the Agency for Healthcare Research and Quality (“AHRQ”), Institute for Healthcare Improvement, National Patient Safety Foundation and Team STEPPS, the teamwork system developed by the AHRQ and the Department of Defense.

•
Medical Simulation. Practicing critical decision-making, communication, task and teamwork skills with in situ scenarios promotes optimized clinical performance for high-risk, low-volume critical situations. To meet the needs of our health care providers and hospital partners, we offer a variety of customized simulation programs with the aim of instilling competence and confidence with one goal in mind: improved outcomes. Our simulation program has earned full accreditation status from the Society for Simulation in Healthcare in Teaching/Education and Systems Integration and currently offers highly interactive programs for neonatology and hospital-based medicine practices. Medical simulation is proven as a performance improvement method, enhances communication and improves patient outcomes.

•
Education. We provide continuing medical and nursing education to our affiliated clinicians to ensure that they have access to current treatment methodologies, national best practices, and evidence-based guidelines. The Mednax Center for Research, Education, Quality and Safety is accredited with commendation by the Accreditation Council for Continuing Medical Education and accredited by the American Nurses Credentialing Center’s Commission on Accreditation. As an accredited provider of continuing medical and nursing education, we offer a variety of live and online educational credit opportunities that can be accessed on demand by our providers and are in synergy with latest research publications and healthcare industry standards. We are expanding our learning materials to new subspecialties. In addition, each year, thousands of healthcare providers worldwide take advantage of educational programs hosted by Mednax. We believe that the number of clinicians both nationally and internationally who participate in these activities is evidence of the depth and breadth of our clinical expertise and position as an industry leader.

•
Innovation. We believe collaborative innovation is a pathway towards excellence in research, education, quality and safety. Because of the critical role innovation plays, our team strives to integrate the latest technological advances, artificial or augmented intelligence, genomics and mobile applications into everyday care. Tele- and mobile health, virtual reality, point-of-care diagnostics and advanced data analytics are currently shaping the future of medicine. Our team is actively engaged in integrating the latest innovations that can optimize clinical care delivery and augment our clinical research initiatives with the goal of further optimizing patient outcomes.

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

•
BabySteps®. BabySteps is a clinical electronic documentation system used by our affiliated neonatal physicians and other clinicians to record clinical progress notes and certain laboratory reports and provides a decision tree to assist them in certain situations with the selection of appropriate billing codes. BabySteps is in the process of moving from physical servers to a cloud-based application known as the “BabySteps Cloud,” and is currently deployed in over 225 Mednax NICUs.
•
Clinical Data Warehouse. BabySteps enables our affiliated practices to capture a consistent set of clinical information about the patients we treat. We de-identify and transfer data from our electronic health records that reside in BabySteps to our “clinical data warehouse” that since inception has accumulated clinical information on more than 1.7 million patients and over 30 million patient days. With comprehensive reporting tools, our physicians can use this information to benchmark outcomes, enhance clinical decision-making and advance best practices at the bedside. Using a variety of clinical performance markers, our de-identified data warehouse also helps us track medication and procedure interactions, link treatments to outcomes and identify opportunities to enhance patient outcomes.
•
Nextgen®. We have licensed the Nextgen Electronic Medical Record (“EMR”) and Electronic Patient Management (“EPM”) system for our affiliated office-based physicians and other clinicians to record clinical documentation related to their patients and to manage the revenue cycle for our office-based practices. This system can provide benefits to our office-based practices that are similar to what BabySteps provides to our neonatology practices, including decision trees to assist physicians with the selection of compliant billing codes, promotion of consistent documentation, and data for research and education. We are continuing the process of implementing EMR and EPM throughout our office-based practices.
•
pMD Charge Capture. Our electronic charge capture system is used to appropriately code and bill for pediatric intensive care clinicians, hospitalist clinicians and other hospital providers. We also use administrative data derived from this system to drive quality assurance and quality improvement programs.
•
Mednax Continuing Education portal (CloudCME). In addition to providing continuing education, our web-based education platforms also function as important educational adjuncts to our affiliated physician groups, providing a rich source of ongoing medical education for our physicians and enabling physicians to discuss cases with one another through various clinical resources.

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

Hospitals and Other Customers

Our relationships with our hospital partners and other customers are critical to our operations. Hospitals control access to their units and operating rooms through the awarding of contracts and hospital privileges. We have been retained by approximately 430 hospitals to staff and manage clinical activities within specific hospital-based units and other departments. Our affiliated physicians are important components of obstetric, pediatric and surgical services provided at hospitals. Our hospital-based focus enhances our relationships with hospitals and creates opportunities for our affiliated physicians to provide patient care in other areas of the hospital. For example, our physicians may provide care in emergency rooms, nurseries, intensive care units and other departments where access to specialized obstetric and pediatric care may be critical. Our hospital partners benefit from our expertise in managing critical care units and other settings staffed with physician specialists, including managing variable admission rates, operating costs, complex reimbursement systems and other administrative burdens. We work with our hospital partners to enhance their reputation and market our services to referring physicians within the communities served by those hospitals. In addition, our affiliated physicians work with our hospital partners to develop integrated services programs for solutions within the services we provide. Integrated programs provide our hospital partners and us with incremental growth and result in a broader spectrum of care across our specialties and permit us to extend our patient service lines into our existing markets. Our relationships with our hospital partners are continually evolving with the goal of being viewed by them as a solutions provider across all of our specialties.

Under our contracts with hospitals, we have the responsibility to manage, in many cases exclusively, the provision of physician services for hospital-based units, such as NICUs, and other hospital settings. We typically are responsible for billing patients and third-party payors for services rendered by our affiliated physicians separately from other related charges billed by the hospital or other physicians to the same payors. Some of our hospital contracts require hospitals to pay us administrative fees. Some contracts provide for fees if the hospital does not generate sufficient patient volume in order to guarantee that we receive a specified minimum revenue level. We also receive fees from hospitals for administrative services performed by our affiliated physicians providing medical director services at the hospital. Administrative fees accounted for approximately 12.6% of our net revenue during 2021. Some of our contracts with hospitals require us to indemnify them and their affiliates for losses resulting from the negligence of our affiliated physicians. Our hospital contracts typically have terms of one to three years which can be terminated without cause by either party upon prior written notice, and renew automatically for additional terms of one to three years unless terminated early by any party. While we have in most cases been able to renew these arrangements, hospitals may cancel or not renew our arrangements, or reduce or eliminate our administrative fees in the future.

Third-Party Payors

Our relationships with government-sponsored or funded healthcare programs (“GHC Programs”), including Medicaid, and with managed care organizations and commercial health insurance payors are vital to our business. We seek to maintain professional working relationships with our third-party payors, streamline the administrative process of billing and collection, and assist our patients and their families in understanding their health insurance coverage and any balances due for co-payments, co-insurance, deductibles or benefit limitations. In addition, through our quality initiatives and continuing research and education efforts, we have sought to enhance clinical care provided to patients, which we believe benefits third-party payors by contributing to improved patient outcomes and reduced long-term health system costs.

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

The Affordable Care Act (“ACA”) allows states to expand their Medicaid programs to enroll more individuals through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historical eligibility levels to 133% of the federal poverty level. As of December 31, 2021, 38 states and the District of Columbia have expanded Medicaid eligibility to cover this additional low income patient population (including states that have adopted but not yet implemented expansion and those that are using an alternative approach to eligibility expansion) and other states are considering such expansion. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household income is at or below 133% of the federal poverty level, and some states offer expanded coverage, with state eligibility thresholds that may range from 133% to 400% of the federal poverty level based on a combination of federal mandates and voluntary state expansions. In light of changes to the ACA, some of these states may eliminate, reduce or otherwise modify expanded enrollment eligibility. See Item 1A. Risk Factors ─ “State budgetary constraints and the uncertainty over the future Medicaid expansion could have an adverse effect on our reimbursement from Medicaid programs” and “Potential healthcare reform efforts may have a significant effect on our business.”

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

GOVERNMENT REGULATION

The healthcare industry is governed by a framework of federal and state laws, rules and regulations that are extensive and complex and for which, in many cases, the industry has the benefit of only limited judicial and regulatory interpretation. The resources and costs required to comply with these laws, rules and regulations are high. If we or one of our affiliated practice groups or service businesses is found to have violated these laws, rules or regulations, our business, financial condition and results of operations could be materially, adversely affected. The ACA made numerous changes that have reshaped the United States healthcare delivery system. Further healthcare reform continues to attract significant legislative and administrative interest, legal challenges, regulatory and compliance requirements, new approaches and public attention that create uncertainty and the potential for additional changes. Healthcare reform implementation, additional legislation or regulations, and other changes in government policy or regulation may affect our reimbursement, restrict our existing operations, limit the expansion of our business or impose additional compliance requirements and costs, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. See Item 1A. Risk Factors ─ “Potential healthcare reform efforts may have a significant effect on our business.” Additional changes at the state level, including changes in Medicaid Program administration, eligibility and coverage, as well as changes in the regulatory framework governing the provision of telemedicine services, and other legal developments, could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

The foundation of our Compliance Program is our Code of Conduct, which is intended to be a comprehensive statement of the ethical and legal standards governing the daily activities of our employees, affiliated professionals, independent contractors, officers and directors. All of our personnel are required to abide by, and are given thorough education regarding, our Code of Conduct. In addition, all employees and affiliated professionals are expected to report incidents that they believe in good faith may be in violation of our Code of Conduct. We maintain a toll-free helpline to permit individuals to report compliance concerns on an anonymous or confidential basis, if they elect to do so, and obtain answers to questions about our Code of Conduct. Our Compliance Program, including our Code of Conduct, is administered by our Chief Compliance Officer with oversight by our Chief Executive Officer, Compliance Committee and Board of Directors. Copies of our Code of Conduct and our Code of Professional Conduct – Finance are available on our website, www.Mednax.com. Our internet website and the information contained therein or connected thereto are not incorporated into or deemed a part of this Form 10-K. Any amendments or waivers to our Code of Professional Conduct – Finance will be promptly disclosed on our website following the date of any such amendment or waiver.

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

HUMAN CAPITAL MANAGEMENT

We believe our affiliated physicians, other clinical professionals and administrative employees are key to our success. As of December 31, 2021, we had more than 2,400 practicing physicians affiliated with us, and we employed or contracted with approximately 2,275 other clinical professionals and approximately 2,725 other full-time and part-time employees. Our affiliated physicians and clinicians provide critical medical care through 20 women’s and children’s healthcare services across 38 states and Puerto Rico, providing care to the most vulnerable patient population in the country: expecting mothers and their newborns and children.

We believe that the success of our mission to “Take great care of the patient, every day and in every wayTM” is realized by the engagement and empowerment of our affiliated physicians, other clinicians and administrative employees. Our Chief Human Resources Officer ("CHRO") is responsible for developing and executing our human capital strategy. This includes the attraction, acquisition, development, engagement, compensation and retention of talent. Our CHRO reports directly to our Chief Executive Officer and regularly engages with our board of directors and its compensation committee. Our Human Resources department is a core administrative support function of Mednax. Through its functional experts, our Human Resources team provides support, guidance and consultation in the areas of talent acquisition, employee wellness and safety programs, diversity, equity and inclusion, workplace policies and procedures, training and development and rewards strategies that include compensation, benefits and other rewards. It is the goal of the Human Resources department to support the needs of our organization and our workforce while serving as a trusted strategic partner to our management team.

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

Training and Leadership Development

We are committed to the continued development of our people and believe in fostering great leaders. Our Training and Development team is committed to providing an environment that fosters both individual and organizational development. Through its various training and educational programs, the training and development team supports the organization’s commitment to excellence and its mission to “Take great care of the patient, every day and in every wayTM”. We make available a catalog of over 4,000 courses to all audiences across subjects including business skills, leadership and management, office productivity, health and wellness and personal development, among others. The courses are designed to develop great people who become great leaders that will ultimately shape a great company. Our training materials were enhanced with additional resources to support remote work environments required due to COVID-19.

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

With the onset of the COVID-19 pandemic, we worked tirelessly to source and provide personal protective equipment for our patient facing employees. For employees who were and are not in direct clinical care, we pivoted to a remote work arrangement which continues today and will do so until such time as we can be assured that the physical work environment is safe for all team members from an infection prevention perspective.

Diversity and Inclusion

We strive to make diversity, equality and inclusion a priority and foster a culture of trust and respect where all employees have a sense of belonging. Diverse representation at all levels of our organization is of the utmost importance to our culture and our business. As of February 1, 2022, approximately 80% of our total headcount was female and over 40% of our total headcount identified as a person of color. Among our affiliated physicians and other clinical professionals, approximately 75% were female and over 35% identified as a person of color. Among the executive and senior executive level and manager group, over 40% were female and approximately 20% identified as a person of color. We believe that a diverse workforce is critical to our success, and we will continue to focus on the hiring, advancement, and retention of both visibly and invisibly underrepresented populations.

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

GEOGRAPHIC COVERAGE

We provide physician services across 38 states and Puerto Rico. During 2021, approximately 62% of our net revenue was generated by operations in our five largest states. Our operations in Texas accounted for approximately 30% of our net revenue for the same period. Although we continue to seek to diversify the geographic scope of our operations, we may not be able to implement successfully or realize the expected benefits of any of these initiatives. Adverse changes or conditions affecting states in which our operations are concentrated, such as healthcare reforms, changes in laws, rules and regulations, reduced Medicare or Medicaid reimbursements, an increase in the income level required to qualify for government healthcare programs or government investigations, may have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

SERVICE MARKS

We have registered with the United States Patent and Trademark Office the service marks “Pediatrix Medical Group and Design,” “Obstetrix Medical Group and Design,” “BabySteps,” the “Baby Design,” “iNewborn,” and “NEO Conference and Design,” among others.

AVAILABLE INFORMATION

Our annual proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those statements and reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge and may be printed out through our internet website, www.Mednax.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our proxy statements and reports may also be obtained directly from the SEC's Internet website at www.sec.gov. Our internet website and the information contained therein or connected thereto are not incorporated into or deemed a part of this Form 10-K.

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
•
Potential healthcare reform efforts may have a significant effect on our business.
•
COVID-19 has necessitated the delivery of certain healthcare services remotely via telehealth, which is subject to extensive federal and state regulation, as well as temporary waivers tied to the COVID-19 public health emergency.
•
The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) and potential changes to it may have a significant effect on our business.
•
The Transparency in Coverage Final Rule, which requires certain health plans and issuers to publish pricing information on in-network and out-of-network providers and make price comparison and cost-sharing information available to insureds, could have a material impact on our business.
•
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
•
We may become subject to billing investigations by federal and state government authorities and private insurers, and government authorities may determine that we have failed to comply with applicable laws, rules or regulations.
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

Risks Related to Macroeconomic Conditions

Our financial condition and results of operations have been and may continue to be materially adversely affected by the ongoing coronavirus pandemic (COVID-19) and its variants.

The outbreak of the SARS-Cov-2 virus and the COVID-19 disease that it causes (collectively, “COVID-19”) evolved into a global pandemic that spread to most regions of the world, including virtually all of the United States. With multiple variant strains still circulating, the extent to which COVID-19 will continue to impact our business and operating results is highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, its variants and the actions to contain it or treat its impact, such as the potential for further shutdown or stay at home orders, and shifts toward GHC Programs if changes occur in population demographics within geographic locations in which we provide services, including an increase in unemployment and underemployment as well as losses of commercial health insurance.

Our office-based practices, which specialize in maternal-fetal medicine, pediatric cardiology, and numerous pediatric subspecialties, may experience an elevation of appointment cancellations as a result of COVID-19 and any related new variant, similar to the patterns experienced in the first half of 2020 at the onset of the COVID-19 pandemic. We believe COVID-19, either directly or indirectly, also had an impact on our NICU patient volumes, and there is no assurance that impacts from COVID-19 and its related variants will not further adversely affect our NICU patient volumes or otherwise adversely affect our NICU and related neonatology business. Overall, our operating results were significantly impacted by the COVID-19 pandemic beginning in mid-March 2020, but volumes began to normalize in May 2020 and substantially recovered during the months of June 2020 through December 2020. During 2021, volumes across our services returned to pre-COVID-19 levels. To the extent the COVID-19 pandemic materially adversely affects our business and financial results, it may also have the effect of significantly heightening many of the other risks associated with our business and indebtedness, including those described in this Form 10-K.

The foregoing and other continued disruptions to our business as a result of COVID-19 could result in a material adverse effect on our business, results of operations, financial condition, prospects and the trading prices of our securities.

Economic conditions could have an adverse effect on our business.

Our operations and performance depend significantly on economic conditions. During the year ended December 31, 2021, the percentage of our patient service revenue being reimbursed under GHC Programs decreased as compared to the year ended December 31, 2020. If, however, economic conditions in the United States deteriorate, we could experience shifts toward GHC Programs, and patient volumes and reimbursement for services we provide could decline. Further, we could experience and have experienced shifts toward GHC Programs if changes occur in population demographics within geographic locations in which we provide services. Adverse economic conditions could also lead to additional increases in the number of unemployed and under-employed workers and a decline in the number of private employers that offer healthcare insurance coverage to their employees. Employers that do offer healthcare coverage may increase the required contributions from employees to pay for their coverage and increase patient responsibility amounts. In addition, certain private payors’ poor experience with the healthcare insurance exchanges and any uncertainty around the future of the ACA and healthcare insurance exchanges may result in those payors exiting the healthcare insurance exchange marketplaces or the cessation of the healthcare insurance exchanges. As a consequence, the number of patients who participate in GHC Programs or who are uninsured or underinsured could increase. Payments received from GHC Programs are substantially less than payments received from private healthcare insurance programs (managed care and other third-party payors). Payments under policies issued through the healthcare insurance exchanges may be less than payments from private healthcare insurance programs and in some cases, patients’ responsibility for costs related to healthcare plans obtained through the healthcare insurance exchanges may be high and could increase in the future, and we may experience increased bad debt due to patients’ inability to pay for certain services. A payor mix shift from private healthcare insurance programs to GHC Programs or to healthcare insurance exchanges has resulted and may continue to result in an increase in our estimated provision for contractual adjustments and uncollectibles and a corresponding decrease in our net revenue, as well as a significant reduction in our average reimbursement rates. While we have developed a number of strategic initiatives across our organization, in both our shared services functions and our operational infrastructure, to address some of the effects of changes in economic conditions, there is no assurance that these initiatives will be successful in generating improvements in our general and administrative expenses and our operational infrastructure. If these initiatives are unsuccessful, it could have an adverse effect on our financial condition, results of operations, cash flows and the trading price of our securities.

The birth rate in the United States has declined and may decline further.

Final birth data for 2020 indicate that total births in the United States declined by approximately 4% as compared to 2019. Provisional data for 2021 is not yet available; however, we expect that birth trends at the hospitals where we provide services will continue to be soft in the near future. Future declines in births are possible and could have an adverse effect on our patient volumes, net revenue, results of operations, cash flows, financial condition and the trading price of our securities.

Unfavorable changes or conditions could occur in the states where our operations are concentrated.

A majority of our net revenue in 2021 was generated by our operations in five states. In particular, Texas accounted for approximately 30% of our net revenue in 2021. See Item 1. Business—“Geographic Coverage.” Adverse changes or conditions affecting these particular states, such as healthcare reforms, changes in laws and regulations, reduced Medicaid eligibility or reimbursements and government investigations, economic conditions, weather conditions, and natural disasters may have an adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

The ACA has faced many challenges, both legislative and legal, since its inception and may be subject to further modification. While the likelihood of repeal of the ACA currently appears low, the full effects of the ACA may be unknown until all outstanding legal issues are resolved, the statutory provisions are fully implemented. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, the current Administration issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace from February 15, 2021 through August 15, 2021. The executive order instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. We cannot predict what impact, if any, further healthcare reform efforts or ACA changes may have on our business.

We expect the current Administration to continue to advance changes to the U.S. healthcare system, including changes to the ACA and further expanding government-funded health insurance options and potentially replacing current healthcare financing mechanisms with systems that would be entirely administered by the federal government. Any legislative or administrative change to the current healthcare delivery or financing systems could have a material adverse effect on our financial condition, results of operations, cash flows and the trading price of our securities.

In addition to the potential impacts to the ACA, there could be changes to other GHC Programs, such as a change to the structure of Medicaid. Congressional and administrative proposals, in recent years, have sought to convert Medicaid into a block grant or to institute per capita spending caps, among other things. More recently, Democrats in Congress have sought to expand Medicaid or Medicaid-like coverage in states that have not yet expanded Medicaid. These changes, if enacted and implemented, could materially impact our business. Former administrators of CMS, the agency responsible for administering Medicaid at the federal level, have indicated that they intend to increase state flexibility in the administration of Medicaid programs, and states have continued to explore payment and delivery reform initiatives, including beneficiary work requirements and quality of care incentives. However, it is unclear whether this trend toward encouraging state flexibility in the administration of Medicaid will continue under the current administration or under future administrations.

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

In an effort to address shelter-in-place, quarantine, executive order or related measures to combat the spread of COVID-19, as well as the perceived need by individuals to continue such practices to avoid infection and to provide safe access to care for our patients, we have converted certain in-person visits to telehealth visits. There is significant variation in demand, consumer acceptance, and market adoption of telehealth services. The provision of telehealth is largely regulated at the state level and can include, among other things, variations in the definition of telehealth, physician/patient relationship requirements, informed consent for telehealth services, licensure, scope of practice, covered modalities, electronic prescribing, coverage and reimbursement, and privacy and security requirements. Our ability to conduct telehealth services and provide medical services in a particular jurisdiction is directly dependent upon the applicable laws governing remote healthcare, the practice of medicine and healthcare delivery in general in such location, which are subject to changing political, regulatory and other influences. While numerous federal agencies have released waivers to ease regulatory obstacles to the adoption of telehealth, many of these waivers do not override applicable state laws. States have adopted waivers as well but differ in the scope and application of such waivers and also on the time period the waiver is available. Many state waivers in relation to COVID-19 have already expired, despite the extension of the federal public health emergency declaration. Evolving interpretations and acceptance of telehealth by medical boards, state attorneys general and other regulatory or administrative bodies require us to monitor our compliance with law in every jurisdiction in which we operate, on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, will be found to be in compliance with the law. Monitoring regulatory changes at the federal and state levels has and will continue to incur costs for us and may result in making changes to our business operations to ensure continued compliance. Challenges also exist with respect to coverage and reimbursement of telehealth services by both commercial and governmental payors. If telehealth services achieve coverage, there is no guarantee that reimbursement will be equivalent to in-person care and may negatively impact our financial condition. Negative publicity in any of our markets concerning our products or services or the telehealth market as a whole could limit market acceptance of our services. Similarly, individual and healthcare industry concerns or negative publicity regarding patient confidentiality and privacy in the context of telehealth could limit market acceptance of our healthcare services when delivered remotely. If any of these events occur, it could have an adverse effect on our business, financial condition, results of operations and the trading price of our securities.

The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) and potential changes to it may have a significant effect on our business.

MACRA contains numerous measures that could affect us, including, requirements that physicians participate in quality measurement programs that differentiate payments to physicians under Medicare based on quality and cost of care, rather than the quantity of procedures performed. MACRA requires physicians to choose to participate in one of two payment formulas, MIPS or Alternative Payment Models (“APMs”). Beginning in 2020, MIPS allowed eligible physicians to receive incentive payments based on the achievement of certain quality and cost metrics, among other measures, and be reduced for those who are underperforming against those same metrics and measures. As an alternative, physicians could choose to participate in an Advanced APM, and physicians who were meaningful participants in APMs could receive bonus payments from Medicare pursuant to the law. MACRA also remains subject to review and potential modification by Congress, as well as shifting regulatory requirements established by CMS. We currently anticipate that our affiliated physicians will continue to be eligible to receive bonus payments in 2022 through participation in the MIPS, although the amounts of such bonus payments are not expected to be material. We will continue to operationalize the provisions of MACRA and assess any further changes to the law or additional regulations enacted pursuant to the law.

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

The Transparency in Coverage Final Rule, which requires certain health plans and issuers to publish pricing information on in-network and out-of-network providers and make price comparison and cost-sharing information available to insureds, could have a material impact on our business.

The Transparency in Coverage Final Rule, published November 12, 2020, aims to put health pricing information into the hands of consumers and allow them to select their providers based, in part, on cost. The final rule imposes two main requirements. First, certain health plans and insurers will be required to publish on a public website machine-readable files containing information on their in-network negotiated rates, billed charges and allowed amounts paid for out-of-network providers, and the negotiated rate and historical net price for prescription drugs. Although the final rule required such files to be published by January 1, 2022, the Departments of Labor, Health and Human Services, and the Treasury extended the deadline to July 1, 2022 for most items and services and delayed it indefinitely (pending further rulemaking) for prescription drugs. Second, certain health plans and issuers must begin reporting to their covered members certain pricing information (including the in-network rate and out-of-network allowed amounts) and cost-sharing obligations for covered items and services. This information must be reported for 500 items and services beginning January 1, 2023 and for all items and services by January 1, 2024. These requirements remain subject to change, and we cannot predict how the availability of this health pricing information may impact our business operations and patient volumes. If patients choose to use services of less costly providers, we could see a reduction in patient volumes or decide to reduce the prices of our services to compensate, either of which could have an adverse effect on our financial condition, results of operations, cash flows and the trading price of our securities.

State budgetary constraints and the uncertainty over the future of Medicaid could have an adverse effect on our reimbursement from Medicaid programs.

The ACA allowed states to expand their Medicaid programs through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historic eligibility levels to 133% of the federal poverty level. As of December 31, 2021, 38 states and the District of Columbia adopted the expansion of Medicaid eligibility. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household incomes are at or below 133% of the federal poverty level. If states that expanded Medicaid reduce or eliminate eligibility for certain individuals, the number of patients who are uninsured could increase. Some states may seek to maintain expanded eligibility and to do so could offset the cost by further reducing payments to providers of services. In some states, we could experience delayed or reduced Medicaid payment for services furnished to program enrollees. Moreover, Congress is considering ways to expand Medicaid in states that have not expanded it on their own, and may consider corresponding provider payment reductions in those states.

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

In late 2020, Congress enacted legislation intended to protect patients from “surprise” medical bills when services are furnished by providers who are not subject to contractual arrangements and payment limitations with the patient’s insurer. Effective January 1, 2022, patients are protected from unexpected or “surprise” medical bills that could arise from out-of-network emergency care provided at an out-of-network facility or at in-network facilities by out-of-network providers and out-of-network nonemergency care provided at in-network facilities without the patient’s informed consent. Many states have passed similar legislation.

Under the new federal “No Surprises Act,” patients and situations covered by the law are only required to pay the in-network cost-sharing amount, which will be determined through an established formula. Providers will generally not be permitted to balance bill or hold patients financially liable beyond this cost-sharing amount. An out-of-network provider will only be permitted to bill a patient more than the in-network cost-sharing amount for care if the provider gives the patient notice of the provider’s network status and delivers to the patient or their health plan an estimate of charges within certain specified timeframes, and obtains the patient’s written consent prior to the delivery of care. Providers that violate these surprise billing prohibitions may be subject to state enforcement action or federal civil monetary penalties.

These measures could limit the amount we can charge and recover for services we furnish where we provide care within healthcare facilities that participate with a patient's insurer but have not contracted with the patient’s insurer, and therefore could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. Moreover, these measures could affect our ability to contract with certain payors and under historically similar terms, and may cause payors to terminate their contracts with us and our affiliated practices. Should any relationships with payors continue on an out-of-network basis, the No Surprises Act requires that rate disputes be resolved through binding arbitration, in which both the payor and provider submit a requested rate and the arbitrator selects one submission without hearing or modification of the selected request. We cannot predict the results of such proceedings, and the results could further affect our business, financial condition, results of operations, cash flows and the trading price of our securities.

Additionally, the new federal law, as well as some of the existing state laws, require providers to make certain disclosures about these protections, as well as disclosures about expected charges. These requirements impose administrative burdens that could increase our cost of doing business and expose us to compliance risk.

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

In 2021, the results of the federal and state elections affected which persons and parties occupy the Office of the President of the United States and control both chambers of Congress and many states’ governors and legislatures. The President’s healthcare agenda includes protecting and strengthening Medicaid as well as ACA marketplace participation.

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

In 2020, the federal Medicare agency announced changes in payments for physician services that increased payment for services typically delivered by primary care providers, but that also reduced payment for many other specialty services. The impact of this change varied significantly across specialties, with some specialties potentially facing cuts of as much as 10%. Legislation enacted by Congress in December 2020 moderated the payment reductions for 2021 through 2023, but some of the relief mechanisms were effective only in 2021. Late in 2021, Congress again enacted legislation delaying some, but not all of these reductions again in 2022. Unless Congress or the Medicare agency intervenes more payment reductions could be made in 2023 and subsequent years.

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

In addition, our agreements with certain third-party payors are terminable for various reasons. If an agreement with a third-party payor is terminated, we are generally required to seek reimbursement as an out-of-network provider. In the event we attempt to balance-bill patients, we may be limited in our ability to do so by certain state and federal laws and regulations. As these laws and regulations continue to develop, it could incentivize certain third-party payors to terminate agreements as a business strategy which could lower overall reimbursement to providers. Any reductions in reimbursement amounts could have an adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

Federal and state laws, rules and regulations impose substantial penalties, including criminal and civil fines, monetary penalties, exclusion from participation in government healthcare programs and imprisonment, on entities or individuals (including any individual corporate officers or individual providers deemed responsible) that fraudulently or wrongfully bill government-funded programs or other third-party payors for healthcare services. CMS contracts with a variety of contractors to audit providers, such as Medicare Administrative Contractors (“MACs”), Unified Program Integrity Contractors (“UPICs”), and Recovery Audit Contractors (“RACs”). These audits can result in overpayment determinations and recoupments from providers. CMS may also impose Medicare payment suspensions based on billing irregularities or credible allegations of fraud or Medicare enrollment revocations based on a number of reasons, including billing irregularities. CMS requires states to maintain a Medicaid RAC program. States are required to contract with one or more eligible Medicaid RACs to review Medicaid claims for any overpayments or underpayments, and to recoup overpayments from providers on behalf of the state.

Federal laws, along with a growing number of state laws, allow a private person to bring a civil action in the name of the government for false billing violations. See Item 1. Business— “Government Regulation—Fraud and Abuse Provisions.” Further, identified overpayments from Medicare or Medicaid must be refunded to the government within 60 days of identification or the entity could be held liable under the federal FCA, including for treble damages and substantial civil penalties. In addition, our contracts with private insurers often provide such insurers with audit rights over payments made to us and the ability to seek recoupment for overpayments. We believe that audits, inquiries and investigations from government agencies, government contractors and private insurers will occur from time to time in the ordinary course of our business, which could result in substantial costs to us, legal actions by or against us, and a diversion of management’s time and attention. New regulations and heightened enforcement activity also could materially affect our cost of doing business and our risk of becoming the subject of an audit or investigation. We cannot predict whether any future audits, inquiries or investigations, or the public disclosure of such matters, likely would have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. See Item 1. Business—“Government Investigations.”

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
o
When an entity is determined to have violated the federal FCA, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of $12,537 and $25,076 for each separate false claim. Suits filed under the federal FCA can be brought directly by the government or be brought by an individual (known as a “relator” or, more commonly, as a “whistleblower”) on behalf of the government, known as “qui tam” actions. Relators bringing qui tam actions under the federal FCA receive a share of any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal FCA. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, even before the validity of the claim is established and even if the government decides not to intervene in the lawsuit. Healthcare entities may decide to agree to large settlements with the government and/or whistleblowers to avoid the cost and negative publicity associated with litigation.
o
The ACA amended federal law to provide that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal civil FCA. Criminal prosecution is also possible for knowingly making or presenting a false or fictitious or fraudulent claim to the federal government.
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
o
The definition of “remuneration” has been broadly interpreted to include anything of value, including such items as gifts, discounts, the furnishing of supplies or equipment, credit arrangements, waiver of payments, and providing anything at less than its fair market value. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Due to the broad sweep of the federal anti-kickback statute, Congress established certain exceptions to the definition of remuneration under the statute and also authorized the HHS Office of the Inspector General to issue regulations, commonly known as safe harbors, that remove certain arrangements from the definition of remuneration under the statute, provided that the arrangement satisfies, in their entirety, the provisions of the particular exception or safe harbor. Meeting a statutory exception or regulatory safe harbor under the federal anti-kickback statute will assure parties to the arrangement that they will not be prosecuted under the federal anti-kickback statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor element may result in increased scrutiny by government enforcement authorities or invite litigation by private citizens under state or federal false claims statutes.
o
Our relationships with referral sources, including GHC Program patients, are subject to scrutiny under the federal anti-kickback statute and must be structured in a manner to promote compliance.
o
The penalties for violating the federal anti-kickback statute include imprisonment for up to ten years, significant fines of and possible exclusion from federal healthcare programs such as Medicare and Medicaid. A federal anti-kickback statute violation can also form the basis for a false claim under the FCA. Many states have adopted prohibitions similar to the federal anti-kickback Statute, some of which apply to the referral of patients for healthcare items and services reimbursed by any source, not only by government programs such as Medicare and Medicaid.
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
o
The Stark Law is a strict liability statute and therefore, any referrals for Medicare DHS pursuant to a financial relationship that do not meet an exception will be nonpayable and subject to refund to Medicare. In addition, any Medicare “overpayment” (that is, Medicare funds to which a person is not entitled) must be returned within 60 days of identification—or risk liability under the FCA’s “obligation” provision. Therefore, claims relating to Stark Law violations must be timely refunded to Medicare or we would risk liability under the federal FCA.
o
All of our relationships with referring physicians will implicate the Stark Law, including our ownership, physician employment, independent contractor physicians, lease arrangements with physicians, nonmonetary compensation to physicians, and our relationships with hospitals and other entities. Each such financial relationship must satisfy a Stark Law exception.
o
Because our practices provide DHS within the practice (e.g., outpatient drugs, laboratory services, etc.), an exception to the Stark Law must be met with respect to those referrals. Generally, the In-Office Ancillary Services (“IOAS”) Exception is utilized for referrals of DHS made within a physician’s group practice. Alternatively, the Physician Services Exception could also be used to shield referrals of physician services within a physician group. In order to utilize both the IOAS Exception and the Physician Services Exception, the group must, among other things, satisfy the Stark Law’s definition of a “group practice.” The group practice definition also encompasses how a physician practice may compensate its physician shareholders, employees, and independent contractors. Our ancillary services revenues must be allocated in a compliant manner to avoid falling outside of the Group Practice definition, which would result in all of our Medicare (and potentially, Medicaid) DHS referral revenues becoming nonpayable.
•
Violations of the Stark Law result in civil penalties and program exclusions for knowing violations, civil assessment of up to three times the amount claimed.

o
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
o
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
•
similar state law provisions pertaining to anti-kickback, fee splitting, self-referral and false claims, and other fraud and abuse issues which typically are not limited to relationships involving government-funded programs. In some cases these laws prohibit or regulate additional conduct beyond what federal law affects, including applicability to items and services paid by commercial insurers and private pay patients. Penalties for violating these laws can range from physician licensure sanctions, fines and criminal sanctions;
•
provisions of 18 U.S.C. § 1347 that prohibit knowingly and willfully executing a scheme or artifice to defraud a healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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
•
federal and state laws that prohibit providers from billing and receiving payment from Medicare and Medicaid for services unless the services are medically necessary, adequately and accurately;
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

We may in the future become the subject of regulatory or other investigations, audits or proceedings, and our interpretations of applicable laws, rules and regulations may be challenged. For example, regulatory authorities or other parties may assert that our arrangements with our affiliated professional entities constitute fee splitting or the corporate practice of medicine and seek to invalidate these arrangements, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. See Item 1. Business—“Government Regulation—Fee Splitting; Corporate Practice of Medicine.” Regulatory authorities or other parties also could assert that our relationships, including fee arrangements, among our affiliated professional contractors, hospital clients or referring physicians violate the anti-kickback, fee splitting or self-referral laws and regulations or that we have submitted false claims or otherwise failed to comply with government program reimbursement requirements. See Item 1. Business—“Government Regulation—Fraud and Abuse Provisions” and “—Government Regulatory Requirements.” In addition, federal and state law enforcement agencies have indicated that funds distributed under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to reimburse eligible healthcare providers for lost revenue and expenses attributable to COVID-19 (“Provider Relief Funds”) will be subject to scrutiny and that any non-compliance with the terms and conditions for receiving Provider Relief Funds may require recipients to repay some or all amounts received and/or may subject recipients to investigations and potential fines and penalties, including liability under the FCA. Such investigations, proceedings and challenges could result in substantial defense costs to us and a diversion of management’s time and attention. In addition, violations of these laws are punishable by monetary fines, civil and criminal penalties, exclusion from participation in GHC Programs, and forfeiture of amounts collected in violation of such laws and regulations, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. Additionally, federal and state fraud and abuse laws, rules and regulations are not static and amendments, clarifications, revisions, or other modifications to these laws may occur from time to time. For instance, on December 2, 2020, both CMS and the Department of Health and Human Services Office of Inspector General (“OIG”) issued Final Rules revising the federal anti-kickback statute, the CMPL, and the Stark Law regulations to foster arrangements that would promote care coordination, advance the delivery of value-based care, and protect consumers from harms caused by fraud and abuse through additional new statutory definitions, safe harbors, and exceptions. Compliance with federal fraud and abuse laws such as the anti-kickback statute, the CMPL, and the Stark Law involves constant monitoring for regulatory changes, agency and court interpretations, and revisiting of arrangements based on new interpretations or clarifications, all of which will require ongoing compliance costs. In addition, these laws and their exceptions and safe harbors are complex and clear interpretations are not always available. Despite our efforts to comply, we cannot guarantee that a government agency will necessarily agree with our interpretations or that one or more of our arrangements will not be subject to challenge, nor can we provide any assurance that they will not have an adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

Government authorities or other parties may assert that our business practices violate antitrust laws.

The healthcare industry is subject to close antitrust scrutiny. The FTC, the Antitrust Division of the DOJ and state Attorneys General all actively review and, in some cases, take enforcement action against business and can also bring antitrust suits. Violations of antitrust laws may be punishable by substantial penalties, including significant monetary fines and treble damages, civil penalties, criminal sanctions, and consent decrees and injunctions prohibiting certain activities or requiring divestiture or discontinuance of business operations. Any of these penalties could have an adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

Our affiliated physicians and other individual providers may not satisfy all conditions of payment or otherwise appropriately record or document services that they provide.

Our affiliated physicians and other individual providers are responsible for maintaining all required professional licensures or certifications in good standing, which is generally a condition of reimbursement in GHC

Programs and in private insurance, and for appropriately recording and documenting the services that they provide. We use this information to seek reimbursement for their services from third-party payors. In addition, we utilize third-party contractors to perform certain revenue cycle management functions for healthcare providers, including medical coding. If our affiliated physicians or other individual providers and third-party contractors do not appropriately document, or where applicable, code for their services or our customers’ services, we could be subjected to administrative, regulatory, civil, or criminal investigations or sanctions and our business, financial condition, results of operations and cash flows could be materially adversely affected. We are further obligated under the federal FCA to timely report and return any identified overpayments and to maintain reasonable internal audit mechanisms to identify overpayments. Failure to timely report and return overpayments to Medicare or Medicaid could subject us to liability under the federal FCA, and also equivalent false claims acts on the state level.

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
•
Acquisitions of practices and services companies could entail financial and operating risks not fully anticipated. Such acquisitions could divert management's attention and our resources.
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

Our net revenue is derived primarily from fee-for-service billings for patient care and other services provided by our affiliated physicians and from administrative fees paid to us by hospitals. See Item 1. Business—“Relationships with Our Partners—Hospitals.” Our hospital partners or other customers may cancel or not renew their contracts with us, may reduce or eliminate our administrative fees in the future, or refuse to pay us our administrative fees if we fail to honor the terms of our agreement or fail to meet certain performance metrics under those agreements. Further, consolidation of hospitals, healthcare systems or other customers could adversely affect our ability to negotiate with these entities. Adverse economic conditions, including decreased federal and state funding to hospitals, could influence future actions of our hospital partners or other customers. In addition, hospitals may cancel or delay certain elective procedures in order to address increasing demand for beds by COVID-19 patients. To the extent that our arrangements with our hospital partners or other customers are canceled, or are not renewed or replaced with other arrangements having at least as favorable terms, our business, financial condition and results of operations could be adversely affected. In addition, to the extent our affiliated physicians lose their privileges in hospitals or hospitals enter into arrangements with or employ other physicians, including our existing affiliated physicians, our business, financial condition, results of operations and cash flows could be adversely affected.

Risks Related to Operating our Business

We are dependent upon our key management personnel for our future success.

Our success depends to a significant extent on the continued contributions of our key management personnel for the management of our business and implementation of our business strategy. Any losses of or changes in key management personnel could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

A significant portion of our net revenue is derived from reimbursements from various third-party payors, including GHC Programs, private insurance plans and managed care plans, for services provided by our affiliated professional contractors. We are responsible for submitting reimbursement requests to these payors and collecting the reimbursements, and we assume the financial risks relating to uncollectible and delayed reimbursements. In the current healthcare environment, payors continue efforts to control expenditures for healthcare, including revisions to coverage and reimbursement policies. Due to the nature of our business and our participation in government-funded and private reimbursement programs, we are involved from time to time in inquiries, reviews, audits and investigations by governmental agencies and private payors of our business practices, including assessments of our compliance with coding, billing and documentation requirements. We may be required to repay these agencies or private payors if a finding is made that we were incorrectly reimbursed within a certain time period, or we may become involved in disputes with payors and could be subjected to pre-payment and post-payment reviews, which can be time-consuming and result in non-payment or delayed payment for the services we provide. We may also experience difficulties in collecting reimbursements because third-party payors may seek to reduce or delay reimbursements to which we are entitled for services that our affiliated physicians have provided, they experience administrative issues that result in a delay in reimbursements, or pursuant to binding arbitration proceedings for out-of-network items or services. In addition, GHC Programs may deny or revoke our application to become a participating provider if we do not disclose certain events relating to our affiliates or for other reasons that could cause us to not be able to provide services to patients or prohibit us from billing for such services. GHC Programs may also suspend our payments pending an audit or investigation, which could last for an extended period of time. If we are not reimbursed fully or in a timely manner for such services or there is a finding that we were incorrectly reimbursed, our revenue, cash flows and financial condition could be materially, adversely affected. In addition, we may choose to challenge certain GHC reimbursement decisions through administrative appeal mechanisms. Currently, many of those appeal pathways are backlogged and slow to provide resolution, further affecting our ability to collect reimbursement for services rendered.

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

As of December 31, 2021, our total indebtedness was $1.0 billion, all of which was at fixed interest rates. We also had $600.0 million of additional borrowing capacity under our revolving line of credit which was subject to a variable interest rate. In February 2022, we refinanced this indebtedness with $400 million in unsecured senior notes, which bear interest at a fixed interest rate, and a $250 million term A loan and $450 million revolving credit facility, which bear interest at variable interest rates. Other debt we incur also could be variable rate debt. In addition, United States tax law places certain limitations on the deductibility of interest expense at a percentage of taxable income. If interest rates increase, any variable rate debt will create higher debt service requirements, and if interest expense increases beyond a specified percentage of taxable income, a portion of that interest expense may not be deductible for income tax purposes, which could adversely affect our results of operations and cash flows.

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

We are dependent upon our ability to recruit and retain a sufficient number of qualified physicians and other clinicians and other personnel to service existing units at hospitals and our affiliated practices and expand our business. We compete with many types of healthcare providers, including teaching, research and government institutions, hospitals and health systems and other practice and services groups, for the services of qualified clinicians. The U.S.

is currently experiencing and is expected to continue to experience a nationwide healthcare professional shortage, particularly as healthcare providers burn out from their work during the COVID-19 pandemic. Due to this increased exit from healthcare practice and lack of sufficient new talent to replace them, our recruiting efforts have become increasingly more competitive. We may not be able to continue to recruit new clinicians or other personnel or renew contracts with existing clinicians or other personnel on acceptable terms. We have and may seek to renew clinician contracts prior to their existing renewal date for various reasons, including to move clinicians to a different compensation structure. We may not be successful in these early renewal efforts, and further, clinical compensation may increase as a result of incremental compensation incentives that may be required by clinicians to agree to the change in compensation structure. In addition, the recruiting and onboarding process for certain of our physicians and other clinicians can take several months, or longer, to complete due to various requirements, including state licensing and hospital credentialing. In addition, if the demand exceeds the supply for physicians and other clinicians and personnel either in general or in specific markets, we could experience an increase in compensation expense, including premium pay and agency labor costs. If we are unable to recruit new physicians, renew contracts on acceptable terms or onboard physicians, clinicians and other personnel in a reasonable period of time, our ability to service existing or new hospital units and staff existing or new office-based practices could be adversely affected. In addition, if we experience a higher rate of growth in compensation expense, our business, financial condition, results of operations, cash flows and the trading price of our securities could be adversely affected.

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

Numerous federal and state laws, rules and regulations govern the collection, dissemination, use, security and confidentiality of personal information, including individually identifiable health information. These laws include:

•
Federal and state laws related to confidentiality, privacy and security of personal information, including PHI, that limit the manner in which we may use and disclose that information, impose obligations to safeguard that information and require that we notify third parties in the event of a breach. For example, HIPAA limits how covered entities and business associates may use and disclose PHI, provide certain rights to individuals with respect to that information and impose certain security requirements;
•
HIPAA requires covered entities and business associates to develop and maintain policies with respect to the protection of, use and disclosure of PHI, including the adoption of administrative, physical and technical safeguards to protect such information, and certain notification requirements in the event of a breach of unsecured PHI. Additionally, under HIPAA, covered entities must report breaches of unsecured PHI to affected individuals without unreasonable delay, not to exceed 60 days following discovery of the breach by a covered entity or its agents. Notification also must be made to the HHS Office for Civil Rights, and, in certain circumstances involving large breaches, to the media. Business associates must report breaches of unsecured PHI to covered entities within 60 days of discovery of the breach by the business associate or its agents. Unless an exception applies, a non-permitted access, acquisition, use or disclosure of PHI is presumed to be a breach under HIPAA unless the covered entity or business associate establishes that there is a low probability the information has been compromised consistent with requirements enumerated in HIPAA;
•
Other federal and state laws restricting the use and protecting the privacy and security of personal information, including health information, many of which are not preempted by HIPAA. In addition, certain states have proposed or enacted legislation that will create new, extensive data privacy and security obligations for certain entities and that gives data subjects various rights with respect to their personal information, such as the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act;
•
Federal and state consumer protection laws, including the Federal Trade Commission’s authority under Section 5 of the Federal Trade Commission Act; and
•
Federal and state laws regulating the conduct of research with human subjects, which include restrictions and requirements relating to the confidentiality of information collected or generated regarding human subjects participating in research.

As part of our business operations, including our medical record keeping, third-party billing, research and other services, we collect and maintain PHI and other personal information in paper and electronic format. Standards related to personal information, whether implemented pursuant to HIPAA, HITECH, state laws, federal or state action or otherwise, could have a significant effect on the manner in which we handle and our ability to collect, generate, and maintain personal information, including PHI, and how we communicate with payors, providers, patients and others. Compliance with these standards, which are diverse and complex, could impose significant costs on us or limit our ability to offer services, thereby negatively impacting the business opportunities available to us.

In addition to the laws above, we may see more stringent state and federal privacy legislation in 2022 and beyond, including potential changes to HIPAA, the enactment of a broad federal consumer privacy law, and the enactment of broad consumer privacy laws in various states. The enactment of such legislation and increased focus on data protection may be more likely as the increased cyber-attacks during COVID-19 have once again put a spotlight on data privacy and security in the U.S. and other jurisdictions, and as federal and state lawmakers look to the EU General Data Protection Regulation as an example of a stringent data protection law enacted in other jurisdictions. We cannot predict where new legislation might arise, the scope of such legislation, or the potential impact to our business and operations. Further, we are also subject to a provision of the federal 21st Century Cures Act that is intended to facilitate the appropriate exchange of health information. In March 2020, the HHS Office of the National Coordinator for Health Information Technology and CMS issued complementary new rules that are intended to clarify provisions of the 21st Century Cures Act regarding interoperability and information blocking and create significant new requirements for healthcare industry participants. It is unclear at this time what the costs of compliance with the new rules will be, and what additional risks there may be to our business.

If we are alleged to not comply with existing or new laws, rules and regulations related to PHI or other personal information we could be subject to litigation and to sanctions that include monetary fines, civil or administrative penalties, civil damage awards or criminal penalties, and incur reputational harm and a negative market perception. For example, entities that are found to be in violation of HIPAA as a result of a breach of unsecured PHI, a complaint about privacy practices or an audit by HHS may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non- compliance. HIPAA has ranges of increasing minimum penalty amounts tiered according to the entity’s degree of culpability. Breaches of unsecured PHI may also result in unexpected costs in the millions of dollars to us through third party litigation, contractual breaches, and breach notification and remediation. In addition, we may experience reputational harms and a negative market perception when it comes to protecting patient data and other personal information that could influence our future operations. HIPAA also authorizes state Attorneys General to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

Further, in addition to fines and penalties that may be imposed for failure to comply with state law, some states, such as California, also provide for private rights of action to individuals for misuse of or unauthorized access to personal information. Our compliance with these changing and increasingly burdensome and sometimes conflicting regulations and requirements may cause us to incur substantial costs or require us to change our business practices, which may impact our financial condition. Any such claim, proceeding or action could harm our reputation, brand and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and suppliers or an inability to process credit card payments and may result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.

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

As of February 11, 2022, we had 203 holders of record of our common stock, and the closing sales price on that date for our common stock was $24.65 per share. We believe that the number of beneficial owners of our common stock is greater than the number of record holders because a significant number of shares of our common stock is held through brokerage firms in “street name.”

Dividend Policy

We did not declare or pay any cash dividends on our common stock in 2021, 2020, or 2019. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, results of operations, capital requirements, our general financial condition, general business conditions and contractual restrictions on payment of dividends, if any, as well as such other factors as our Board of Directors may deem relevant. Our credit agreement (the “Credit Agreement”) imposes certain limitations on our ability to declare and pay cash dividends. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Liquidity and Capital Resources.”

Performance Graph

The following graph compares the cumulative total shareholder return on $100 invested on December 31, 2016 in our common stock against the cumulative total return of the S&P 500 Index, S&P 600 Health Care Index, and the NYSE Composite Index. The returns are calculated assuming reinvestment of dividends. The graph covers the period from December 31, 2016 through December 31, 2021. The stock price performance included in the graph is not necessarily indicative of future stock price performance.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

	Base Period	Years Ended December 31,
Company/Index	2016	2017	2018	2019	2020	2021
Mednax, Inc.	$100.00	$80.17	$49.50	$41.69	$36.81	$40.82
S&P 500 Index	$100.00	$119.42	$111.97	$144.31	$167.77	$212.54
S&P 600 Health Care	$100.00	$134.48	$147.62	$177.34	$233.05	$246.47
NYSE Composite Index	$100.00	$115.84	$102.87	$125.83	$131.36	$155.23

Issuer Purchases of Equity Securities

During the three months ended December 31, 2021, we did not repurchase any shares of our equity securities.

Recent Sales of Unregistered Equity Securities

During the three months ended December 31, 2021, we did not sell any unregistered shares of our equity securities.

Equity Compensation Plans

Information regarding equity compensation plans is set forth in Item 12 of this Form 10-K and is incorporated herein by reference.

ITEM 6. RESERVED

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

OVERVIEW

Mednax is a leading provider of physician services including newborn, maternal-fetal, pediatric cardiology and other pediatric subspecialty care. Our national network is comprised of affiliated physicians who provide clinical care in 38 states and Puerto Rico. At December 31, 2021, our national network comprised over 2,400 affiliated physicians, including 1,330 physicians who provide neonatal clinical care, primarily within hospital-based neonatal intensive care units (“NICUs”), to babies born prematurely or with medical complications. We have 490 affiliated physicians who provide maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network also includes other pediatric subspecialists, including 245 physicians providing pediatric intensive care, 90 physicians providing pediatric cardiology care, 200 physicians providing hospital-based pediatric care, 50 physicians providing pediatric surgical care and urology services, 10 physicians providing pediatric ear, nose and throat services, 10 physicians providing pediatric urgent care, and four physicians providing pediatric ophthalmology services.

Coronavirus Pandemic (COVID-19)

COVID-19 has had an impact on the demand for medical services provided by our affiliated clinicians. Beginning in mid-March 2020, our affiliated office-based practices, which specialize in maternal-fetal medicine, pediatric cardiology, and numerous pediatric subspecialties, experienced a significant elevation of appointment cancellations compared to historical normal levels. We believe COVID-19, either directly or indirectly, also had an impact on our NICU patient volumes, and there is no assurance that impacts from COVID-19 will not further adversely affect our NICU patient volumes or otherwise adversely affect our NICU and related neonatology business. Further, in late 2020, we saw a shift in the mix of patients reimbursed under government-sponsored healthcare programs, but that shift materially reversed during the twelve months ended December 31, 2021. Overall, our operating results were significantly impacted by COVID-19 beginning in mid-March 2020, but volumes began to normalize in mid-2020 and substantially recovered throughout 2020 and 2021 with no material impacts from any COVID-19 variants in 2021.

Due to the continued uncertainties surrounding the timeline of and impacts from COVID-19 and with multiple variant strains still circulating, we are unable to predict the ultimate impact on our business, financial condition, results of operations, cash flows and the trading price of our securities at this time.

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing up to $100 billion in aid to the healthcare industry to reimburse healthcare providers for lost revenue and expenses attributable to COVID-19. The remaining $70 billion in aid is intended to focus on providers in areas particularly impacted by COVID-19, rural providers, providers of services with lower shares of Medicare reimbursement or who predominantly serve the Medicaid population, and providers requesting reimbursement for the treatment of uninsured Americans. It is unknown what, if any, portion of the remaining healthcare industry funding on the CARES Act our affiliated physician practices will qualify for and receive. The Department of Health and Human Services (“HHS”) is administering this program, and our affiliated physician practices within continuing operations received an aggregate of $26.1 million and $22.0 million in relief payments during the year ended December 31, 2021 and 2020, respectively. We have applications pending for certain affiliated physician practices for incremental relief beyond what has been received.

In addition, the CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, and we utilized this deferral option throughout 2020. We repaid almost all of these deferred social security taxes during 2021 with an immaterial amount due on December 31, 2022.

Under current tax law, net operating losses can be carried forward indefinitely. The CARES Act enacted rules allowing net operating losses arising in 2020 to be carried back five taxable years. We generated a net operating loss for the 2020 tax year which has been carried back to the 2015 tax year under these provisions to obtain a refund of income tax at the prior 35% corporate tax rate.

2021 Acquisition Activity

During 2021, we acquired nine physician practices, including one pediatric orthopedic practice, one multi-location pediatric urgent care practice, one pediatric cardiology practice, two pediatric neurology practices, one maternal-fetal medicine practice, one obstetrics and gynecology practice, one pediatric intensivist practice and one neonatology practice. Based on our experience, we expect that we can improve the results of acquired physician practices through improved managed care contracting, improved collections, identification of growth initiatives and operating and cost savings based upon the significant infrastructure that we have developed.

Transformation and Restructuring Initiatives

Beginning in 2019, we developed a number of strategic initiatives across our organization, in both our shared services functions and our operational infrastructure, with a goal of generating improvements in our general and administrative expenses and our operational infrastructure. We had broadly classified these workstreams in four categories including practice operations, revenue cycle management, information technology and human resources. We have included the expenses, which in certain cases represent estimates, related to such activity on a separate line item in our consolidated statements. A significant amount of transformational and restructuring activities were related to our divested anesthesiology services and radiology services medical groups, and various expenses related to executive management and board restructuring were incurred in 2020. In April 2020, we reduced the scope of our transformational and restructuring related initiatives unless they were initiatives that provided essential support for our response to COVID-19 or were critical to our continuing operations. During 2021, our transformation and restructuring expenses were primarily for contract termination and external consulting costs.

Common Stock Repurchase Programs

In July 2013, our Board of Directors authorized the repurchase of shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs. The share repurchase program allows us to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of our common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. No shares were purchased under this program during the twelve months ended December 31, 2021.

In August 2018, we announced that our Board of Directors had authorized the repurchase of up to $500.0 million of our common stock in addition to our existing share repurchase program, of which $98.7 million remained available for repurchase as of January 1, 2021. Under this share repurchase program, during the twelve months ended December 31, 2021, we withheld approximately 0.2 million shares of our common stock to satisfy minimum statutory withholding obligations of $4.7 million in connection with the vesting of restricted stock. As of December 31, 2021, $94.0 million remained available under this share repurchase program.

We intend to utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

General Economic Conditions and Other Factors

Our operations and performance depend significantly on economic conditions. Economic conditions in the United States (“U.S.”) deteriorated as a result of COVID-19, which impacted patient volumes, although patient volumes have recovered to pre-COVID-19 levels as of December 31, 2021. During the year ended December 31, 2021, the percentage of our patient service revenue being reimbursed under government-sponsored healthcare programs (“GHC Programs”) decreased as compared to the year ended December 31, 2020. We could, however, experience shifts toward GHC Programs if changes occur in economic behaviors or population demographics within geographic locations in which we provide services, including an increase in unemployment and underemployment as well as losses of commercial health insurance. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, costs of managed care premiums and patient responsibility amounts continue to rise, and accordingly, we may experience lower net revenue resulting from increased bad debt due to patients’ inability to pay for certain services. See Item 1A. Risk Factors, in this Form 10-K for additional discussion on the general economic conditions in the United States and recent developments in the healthcare industry that could affect our business.

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

At the end of 2017, Congress repealed the part of the ACA that required most individuals to purchase and maintain health insurance or face a tax penalty, known as the individual mandate. In light of these changes, in December 2018, a federal district court in Texas declared that key portions of the ACA were inconsistent with the U.S. Constitution and that the entire ACA is invalid as a result. Several states appealed this decision, and in December 2019, a federal court of appeals upheld the district court’s conclusion that part of the ACA is unconstitutional but remanded for further evaluation whether in light of this defect the entire ACA must be invalidated. Democratic attorneys general and the House appealed the Fifth Circuit’s decision to the Supreme Court. On March 2, 2020, the Supreme Court agreed to hear the case, styled California v. Texas, during the 2020-21 term. Oral arguments took place on November 2, 2020 and on June 17, 2021, the Court held that the plaintiffs lacked standing to challenge the ACA. Notwithstanding the Supreme Court's ruling, we cannot say for certain whether there will be future challenges to the ACA or what impact, if any, such challenges may have on our business. Changes resulting from these proceedings could have a material impact on our business.

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

Medicaid Expansion

The ACA also allows states to expand their Medicaid programs through federal payments that fund most of the cost of increasing the Medicaid eligibility income limit from a state’s historic eligibility levels to 133% of the federal poverty level. To date, 38 states and the District of Columbia have expanded Medicaid eligibility to cover this additional low-income patient population, and other states are considering expansion. All of the states in which we operate, however, already cover children in the first year of life and pregnant women if their household income is at or below 133% of the federal poverty level. Recently, Democrats in Congress have sought to expand Medicaid or Medicaid-like coverage in states that have not yet expanded Medicaid. They also have sought to reduce payments to certain hospitals in some of these states. Additionally, as noted above, Congress is currently considering altering the terms and state remuneration for Medicaid expansion pursuant to the ACA. Should any of these changes take effect, we cannot predict with any assurance the ultimate effect to reimbursements for our services.

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

Geographic Coverage

During 2021, 2020, and 2019, approximately 62%, 62% and 52%, respectively, of our net revenue from continuing operations was generated by operations in our five largest states. During 2021, 2020 and 2019, our five largest states consisted of Texas, Florida, Georgia, California, and Washington. During 2021, 2020 and 2019, our operations in Texas accounted for approximately 30%, 29% and 28%, respectively, of our net revenue.

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

The following is a summary of our payor mix, expressed as a percentage of net revenue from continuing operations, exclusive of administrative fees and miscellaneous revenue, for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
Contracted managed care	68%	68%	68%
Government	25%	27%	26%
Other third-parties	5%	4%	5%
Private-pay patients	2%	1%	1%
	100%	100%	100%

The payor mix shown in the table above is not necessarily representative of the amount of services provided to patients covered under these plans. For example, the gross amount billed to patients covered under GHC Programs for the years ended December 31, 2021, 2020 and 2019 represented approximately 56% of our total gross patient service revenue. These percentages of gross revenue and the percentages of net revenue provided in the table above include the payor mix impact of acquisitions completed through December 31, 2021.

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

Accordingly, patient service revenue is presented net of an estimated provision for contractual adjustments and uncollectibles. Management estimates allowances for contractual adjustments and uncollectibles on accounts receivable based upon historical experience and other factors, including days sales outstanding (“DSO”) for accounts receivable, evaluation of expected adjustments and delinquency rates, past adjustments and collection experience in relation to amounts billed, an aging of accounts receivable, current contract and reimbursement terms, changes in payor mix and other relevant information. Collection of patient service revenue we expect to receive is normally a function of providing complete and correct billing information to the GHC Programs and third-party insurance payors within the various filing deadlines and typically occurs within 30 to 60 days of billing. Contractual adjustments result from the difference between the physician rates for services performed and the reimbursements by GHC Programs and third-party insurance payors for such services. The evaluation of these historical and other factors involves complex, subjective judgments. On a routine basis, we compare our cash collections to recorded net patient service revenue and evaluate our historical allowance for contractual adjustments and uncollectibles based upon the ultimate resolution of the accounts receivable balance. These procedures are completed regularly in order to monitor our process of establishing appropriate reserves for contractual adjustments. We have not recorded any material adjustments to prior period contractual adjustments and uncollectibles in the years ended December 31, 2021, 2020, or 2019.

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

DSO is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Any significant change in our DSO results in additional analyses of outstanding accounts receivable and the associated reserves. We calculate our DSO using a three-month rolling average of net revenue. Our net revenue, net income and operating cash flows may be materially and adversely affected if actual adjustments and uncollectibles exceed management’s estimated provisions as a result of changes in these factors. As of December 31, 2021, our DSO was 55.2 days. We had approximately $1.39 billion in gross accounts receivable for continuing operations outstanding at December 31, 2021, and considering this outstanding balance, based on our historical experience, a reasonably likely change of 0.5% to 1.50% in our estimated collection rate would result in an impact to net revenue of $6.6 million to $19.7 million. The impact of this change does not include adjustments that may be required as a result of audits, inquiries and investigations from government authorities and agencies and other third-party payors that may occur in the ordinary course of business. See Note 19 to our Consolidated Financial Statements in this Form 10-K.

Professional Liability Coverage

We maintain professional liability insurance policies with third-party insurers generally on a claims-made basis, subject to self-insured retention, exclusions and other restrictions. Our self-insured retention under our professional liability insurance program is maintained primarily through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Liabilities for claims incurred but not reported are not discounted. The average lag period from the date a claim is reported to the date it reaches final settlement is approximately four years, although the facts and circumstances of individual claims could result in lag periods that vary from this average. Our actuarial assumptions incorporate multiple complex methodologies to determine the best liability estimate for claims incurred but not reported and the future development of known claims, including methodologies that focus on industry trends, paid loss development, reported loss development and industry-based expected pure premiums. The most significant assumptions used in the estimation process include the use of loss development factors to determine the future emergence of claim liabilities, the use of frequency and trend factors to estimate the impact of economic, judicial and social changes affecting claim costs, and assumptions regarding legal and other costs associated with the ultimate settlement of claims. The key assumptions used in our actuarial valuations are subject to constant adjustments as a result of changes in our actual loss history and the movement of projected emergence patterns as claims develop. We evaluate the need for professional liability insurance reserves in excess of amounts estimated in our actuarial valuations on a routine basis, and as of December 31, 2021, based on our historical experience for continuing operations, a reasonably likely change of 2.0% to 7.0% in our estimates would result in an increase or decrease to net income of $1.2 million to $5.3 million. However, because many factors can affect historical and future loss patterns, the determination of an appropriate professional liability reserve involves complex, subjective judgment, and actual results may vary significantly from estimates.

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

Non-GAAP Measures

In our analysis of our results of operations, we use certain non-GAAP financial measures. We have incurred certain expenses related to transformational and restructuring related expenses that are expected to be project-based and periodic in nature. Accordingly, beginning with the first quarter of 2019, we began reporting Adjusted earnings before interest, taxes and depreciation and amortization from continuing operations, defined as income (loss) from continuing operations before interest, taxes, depreciation and amortization, and transformational and restructuring related expenses. Adjusted earnings per share (“Adjusted EPS”) from continuing operations has also been further adjusted for these items and beginning with the first quarter of 2019 consists of diluted income (loss) from continuing operations per common and common equivalent share adjusted for amortization expense, stock-based compensation expense and transformational and restructuring related expenses. For the year ended December 31, 2021, both Adjusted EBITDA and Adjusted EPS are being further adjusted to exclude the impacts from the gain on sale of building and loss on the early extinguishment of debt. Adjusted EPS from continuing operations has been further adjusted to reflect the impacts from discrete tax events.

We believe these measures, in addition to income (loss) from continuing operations, net income (loss) and diluted net income (loss) from continuing operations per common and common equivalent share, provide investors with useful supplemental information to compare and understand our underlying business trends and performance across reporting periods on a consistent basis. These measures should be considered a supplement to, and not a substitute for, financial performance measures determined in accordance with GAAP. In addition, since these non-GAAP measures are not determined in accordance with GAAP, they are susceptible to varying calculations and may not be comparable to other similarly titled measures of other companies

For a reconciliation of each of Adjusted EBITDA from continuing operations and Adjusted EPS from continuing operations to the most directly comparable GAAP measures for the years ended December 31, 2021, 2020 and 2019, refer to the tables below (in thousands, except per share data).

	Years Ended December 31,
	2021	2020	2019
Income (loss) from continuing operations attributable to Mednax, Inc.	$108,014	$(9,580)	$42,208
Interest expense	68,722	110,482	118,928
Gain on sale of building	(7,280)	—	—
Loss on early extinguishment of debt	14,532	—	—
Income tax provision	27,241	16,728	16,576
Depreciation and amortization expense	32,147	28,441	25,931
Transformational and restructuring related expenses	22,100	73,801	60,890
Adjusted EBITDA from continuing operations attributable to Mednax, Inc.	$265,476	$219,872	$264,533

	Years Ended December 31,
	2021		2020		2019
Weighted average diluted shares outstanding	85,828		83,395		84,011
Income (loss) from continuing operations and diluted (loss) income from continuing operations per share attributable to Mednax, Inc.	$108,014	$1.26	$(9,580)	$(0.11)	$42,208	$0.50
Adjustments (1):
Amortization (net of tax of $2,643, $2,294, and $1,814)	7,928	0.09	6,882	0.08	5,442	0.06
Stock-based compensation (net of tax of $4,742, $5,281 and $8,353)	14,226	0.16	15,843	0.19	25,057	0.30
Transformational and restructuring related expenses (net of tax of $5,525, $18,450 and $15,222)	16,575	0.19	55,351	0.66	45,668	0.55
Gain on sale of building (net of tax of $1,820)	(5,460)	(0.06)	—	—	—	—
Loss on early extinguishment of debt (net of tax of $3,633)	10,899	0.13	—	—	—	—
Net impact from discrete tax events	(12,156)	(0.14)	10,541	0.13	(455)	(0.01)
Adjusted income and diluted EPS from continuing operations attributable to Mednax, Inc.	$140,026	$1.63	$79,037	$0.95	$117,920	$1.40

(1)
A blended tax rate of 25% was used to calculate the tax effects of the adjustments for the years ended December 31, 2021, 2020 and 2019, respectively.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain information related to our continuing operations expressed as a percentage of our net revenue:

	Years Ended December 31,
	2021	2020	2019
Net revenue	100.0%	100.0%	100.0%
Operating expenses:
Practice salaries and benefits	67.9	68.9	66.3
Practice supplies and other operating expenses	5.2	5.2	5.4
General and administrative expenses	13.8	14.4	13.7
Gain on sale of building	(0.4)	—	—
Depreciation and amortization	1.7	1.6	1.5
Transformational and restructuring related expenses	1.2	4.2	3.4
Total operating expenses	89.4	94.3	90.3
Income from operations	10.6	5.7	9.7
Non-operating expense, net	(3.5)	(5.3)	(6.4)
Income from continuing operations before income taxes	7.1	0.4	3.3
Income tax provision	(1.4)	(1.0)	(0.9)
Income (loss) from continuing operations	5.7%	(0.6)%	2.4%

Year Ended December 31, 2021 as Compared to Year Ended December 31, 2020

Our net revenue attributable to continuing operations was $1.91 billion for the year ended December 31, 2021, as compared to $1.73 billion for 2020. The increase in revenue of $177.2 million, or 10.2%, was primarily attributable to the recovery in patient volumes and reimbursement related factors related to COVID-19 and the favorable impacts on same-unit revenue. Same units are those units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue increased by $163.3 million, or 9.8%. The increase in same-unit net revenue was comprised of an increase of $85.8 million, or 5.2%, related to patient service volumes and a net increase of $77.5 million, or 4.6%, from net reimbursement-related factors. The increase in revenue from patient service volumes was related to increases across all of our hospital-based and office-based women’s and children’s services. Prior year volumes were significantly unfavorably impacted by COVID-19. The net increase in revenue related to net reimbursement-related factors was primarily due to an increase in revenue resulting from a decrease in the percentage of our patients being enrolled in GHC Programs, increases in administrative fees received from our hospital partners and modest improvements in managed care contracting.

Practice salaries and benefits attributable to continuing operations increased $103.5 million, or 8.7%, to $1.30 billion for the year ended December 31, 2021, as compared to $1.19 billion for 2020. Of the $103.5 million increase, $55.9 million was related to salaries which primarily reflected increases in clinician compensation expense driven by the comparison to reduced salaries expense during 2020 resulting from COVID-19 mitigation efforts. The remaining $47.6 million was related to benefits and incentive compensation, with the increase to incentive compensation driven by improved results as compared to 2020.

Practice supplies and other operating expenses attributable to continuing operations increased $9.8 million, or 10.8%, to $100.5 million for the year ended December 31, 2021, as compared to $90.7 million for 2020. The increase was primarily attributable to practice supply, rent and other costs related to our existing units for which the activity across many expense categories such as travel, office and professional services expenses in 2020 had decreased as a result of COVID-19, as well as increases in the current year for information technology expenses from efforts directly supporting the physician practices.

General and administrative expenses attributable to continuing operations primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically identifiable to the day-to-day operations of our physician practices and services. General and administrative expenses were $263.4 million for the year ended December 31, 2021, as compared to $248.9 million for 2020. The net increase of $14.5 million is primarily related to increases in various information technology related expenses including systems fees, professional licenses, data center enhancements, and security as well as a net increase in compensation expense when comparing to the prior year that included decreases in compensation expense from COVID-19 mitigation efforts such as temporary salary reductions, furloughs and net staffing reductions. General and administrative expenses as a percentage of net revenue was 13.8% for the year ended December 31, 2021, as compared to 14.4% for the same period in 2020.

Gain on sale of building was $7.3 million for the year ended December 31, 2021 and resulted from the sale of our secondary corporate office building during the second quarter.

Transformational and restructuring related expenses attributable to continuing operations were $22.1 million for the year ended December 31, 2021, as compared to $73.8 million for 2020. The decrease of $51.7 million reflects the reduction in the scope of transformational and restructuring related activities, which limited such expenses them to initiatives critical to our business operations or those that provided essential support for our response to COVID-19with the expenses during the year ended December 31, 2021 primarily for contract termination and external consulting costs.

Depreciation and amortization expense attributable to continuing operations was $32.1 million for the year ended December 31, 2021, as compared to $28.4 million for 2020. The increase is primarily related to depreciation of information technology related equipment and amortization of intangible assets related to acquisitions.

Income from operations attributable to continuing operations increased $104.8 million, or 106.8%, to $202.9 million for the year ended December 31, 2021, as compared to $98.1 million for 2020. Our operating margin was 10.6% for the year ended December 31, 2021, as compared to 5.7% for the same period in 2020. The increase in our operating margin was primarily due to higher revenue growth, partially offset by net increases in overall operating expenses as compared to 2020, some of which was driven by COVID-19 cost mitigation initiatives that took place in 2020 as well as increases in incentive compensation expense in 2021 from improved results. Excluding the transformational and restructuring related expenses and gain on sale of building, our income from operations attributable to continuing operations was $225.0 million and $171.9 million, and our operating margin was 11.4% and 9.9% for the year ended December 31, 2021 and 2020, respectively. We believe excluding the impacts from the transformational and restructuring related activity and gain on sale of building provides a more comparable view of our operating income and operating margin from continuing operations.

Total non-operating expenses attributable to continuing operations were $67.7 million for the year ended December 31, 2021, as compared to $91.0 million for 2020. The decrease in non-operating expenses was primarily related to a decrease in interest expense resulting from the redemption of our 2023 Notes in January 2021, partially offset by the loss on the early redemption of our 2023 Notes.

Our effective income tax rate attributable to continuing operations was 20.1% for the year ended December 31, 2021. Our effective income tax rate attributable to continuing operations of 234.0% is not meaningful as calculated for the year ended December 31, 2020 due to the decline in pre-tax income, primarily due to the impacts from our transformational and restructuring related expenses and COVID-19. The tax rate for the year ended December 31, 2021 includes a net discrete tax benefit of $12.2 million, primarily related to a change in estimate for the 2020 net operating loss carryback as allowed under the CARES Act for refund at the 35% federal tax rate. After excluding discrete tax impacts, for the year ended December 31, 2021, our tax rate was 29.1%. We believe excluding discrete tax impacts on our tax rate provides a more comparable view of our effective income tax rate.

Income from continuing operations was $108.0 million for the year ended December 31, 2021, as compared to loss from continuing operations of $9.6 million for 2020. Adjusted EBITDA from continuing operations was $265.5 million for the year ended December 31, 2021, as compared to $219.9 million for 2020.

Diluted income from continuing operations per common and common equivalent share was $1.26 on weighted average shares outstanding of 85.8 million for the year ended December 31, 2021, as compared to diluted loss per common and common equivalent share of $0.11 on weighted average shares outstanding of 83.4 million for 2020. Adjusted EPS from continuing operations was $1.63 for the year ended December 31, 2021, as compared to $0.95 for 2020.

Income from discontinued operations, net of tax, was $23.0 million for the year ended December 31, 2021, as compared to loss from discontinued operations of $786.9 million for 2020. Diluted income from discontinued operations per common and common equivalent share was $0.27 for the year ended December 31, 2021, as compared to a diluted loss from discontinued operations per common and common equivalent share of $9.44 for 2020.

Net income was $131.0 million for the year ended December 31, 2021, as compared to a net loss of $796.5 million for 2020. Diluted net income per common and common equivalent share was $1.53 for the year ended December 31, 2021, as compared to net loss per common and common equivalent share of $9.55 for 2020.

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

Transformational and restructuring related expenses attributable to continuing operations were $73.8 million for the year ended December 31, 2020, as compared to $60.9 million for 2019. Approximately $33.6 million of the expenses incurred during the year ended December 31, 2020 were for external consulting costs for various process improvement and restructuring initiatives and approximately $31.9 million were for compensation-related expenses resulting from the restructuring changes in executive management and the board of directors, with the remainder for position eliminations and contract termination and other fees. Beginning in April 2020, we reduced the scope of our transformational and restructuring related initiatives unless they were initiatives critical to our business operations or those that provide essential support for our response to COVID-19. Various activities related to executive management and board of directors restructuring were recorded as transformational and restructuring related expenses during the year ended December 31, 2020.

Depreciation and amortization expense attributable to continuing operations was $28.4 million for the year ended December 31, 2020, as compared to $25.9 million for 2019. The increase is primarily related to the amortization of intangible assets related to acquisitions.

Income from operations attributable to continuing operations decreased $73.7 million, or 42.9%, to $98.1 million for the year ended December 31, 2020, as compared to $171.8 million for 2019. Our operating margin was 5.7% for the year ended December 31, 2020, as compared to 9.7% for the same period in 2019. The decrease in our operating margin was primarily due to a decrease in revenue related to COVID-19 and increases in transformation and restructuring related expenses and practice salaries and benefits. Excluding transformational and restructuring expenses, our income from operations attributable to continuing operations for the years ended December 31, 2020 and 2019 was $171.9 million and $232.7 million, respectively, and our operating margin was 9.9% and 13.1%, respectively. We believe excluding the impacts from the transformational and restructuring related activity provides a more comparable view of our operating income and operating margin from continuing operations; however, this comparison is affected by the unfavorable impacts from COVID-19 during 2020.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2021, we had $387.4 million of cash and cash equivalents attributable to continuing operations as compared to $1.12 billion at December 31, 2020. Additionally, we had working capital attributable to continuing operations of $413.2 billion at December 31, 2021, a decrease of $691.8 million from our working capital from continuing operations of $1.11 billion at December 31, 2020. The decrease in cash and working capital relates primarily to the use of $764.0 million to redeem our 2023 Notes in January 2021.

Cash Flows

Cash provided by (used in) operating, investing and financing activities from continuing operations is summarized as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Operating activities	$113,760	$153,888	$74,091
Investing activities	(55,423)	(58,346)	(50,240)
Financing activities	(760,116)	(2,910)	(384,110)

Operating Activities

We generated cash flow from operating activities for continuing operations of $113.8 million, $153.9 million and $74.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. The net decrease in cash flow provided of $40.1 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to an decrease in cash flow from accounts receivable, deferred income taxes and accounts payable and accrued expenses, partially offset by an increase in cash from higher earnings and changes in prepaid expenses and other assets.

During the year ended December 31, 2021, cash outflow related to accounts receivable for continuing operations was $72.7 million, as compared to cash inflow $37.9 million for the same period in 2020. The decrease in cash flow from accounts receivable for the year ended December 31, 2021 was primarily due to increases in ending accounts receivable balances at existing units due to timing of cash collections.

DSO is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO for continuing operations was 55.2 days at December 31, 2021 as compared to 52.3 days at December 31, 2020.

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

We generated cash flow from operating activities for continuing operations of $153.9 million and $74.1 million for the years ended December 31, 2020 and 2019, respectively. The net increase in cash flow was primarily due to an increase in cash flow from deferred income taxes and income taxes payable as well as accounts receivable, partially offset by a decrease in cash from lower earnings and changes in prepaid expenses and other assets. Cash flow from operating activities in 2019 was also impacted by cash payments made for transformational and restructuring related expenses.

Investing Activities

During the year ended December 31, 2021, our net cash used in investing activities for continuing operations of $55.4 million consisted of capital expenditures of $32.2 million, acquisitions payments of $29.9 million, the payment associated with a strategic investment of $20.0 million, partially offset by net proceeds from the sale of a building of $24.7 million and net proceeds from maturities or sale of investments of $1.4 million.

Financing Activities

During the year ended December 31, 2021, our net cash used in financing activities for continuing operations primarily consisted of $760.1 million related to the redemption of the 2023 Notes, $4.7 million related to the repurchase of our common stock and payments of $2.8 million for capital leases, partially offset by proceeds from the issuance of common stock of $6.9 million.

Liquidity

On February 11, 2022, we issued $400 million of 5.375% unsecured senior notes due 2030 (the “2030 Notes”). We used the net proceeds from the issuance of the 2030 Notes, together with $100 million drawn under our Revolving Credit Line (as defined below), $250 million of Term A Loan (as defined below) and approximately $305 million of cash on hand, to redeem (the “Redemption”) our 6.25% senior unsecured notes due 2027 (the “2027 Notes”), which had an outstanding principal balance of $1.0 billion, and to pay costs, fees and expenses associated with the Redemption and the Credit Agreement Amendment (as defined below).

Interest on the 2030 Notes accrues at the rate of 5.375% per annum, or annual interest expense of $21.5 million, as compared to $62.5 million in annual interest expense under the 2027 Notes, a savings of $41.0 million in annual interest expense.

Interest under the 2030 Notes is payable semi-annually in arrears on February 15 and August 15, beginning on August 15, 2022. Our obligations under the 2030 Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee the Amended Credit Agreement (as defined below). The indenture under which the 2030 Notes are issued, among other things, limits our ability to (1) incur liens and (2)

enter into sale and lease-back transactions, and also limits our ability to merge or dispose of all or substantially all of our assets, in all cases, subject to a number of customary exceptions. Although we are not required to make mandatory redemption or sinking fund payments with respect to the 2030 Notes, upon the occurrence of a change in control, we may be required to repurchase the 2030 Notes at a purchase price equal to 101% of the aggregate principal amount of the 2030 Notes repurchased plus accrued and unpaid interest.

Also in connection with the Redemption, we amended and restated the Credit Agreement (the “Credit Agreement Amendment”) concurrently with the issuance of the 2030 Notes. The Credit Agreement, as amended by the Credit Agreement Amendment (the “Amended Credit Agreement”), among other things, (i) refinanced the prior unsecured revolving credit facility with a $450 million unsecured revolving credit facility, including a $37.5 million sub-facility for the issuance of letters of credit (the “Revolving Credit Line”), and a new $250 million term A loan facility (“Term A Loan”) and (ii) removed JPMorgan Chase Bank, N.A., as the administrative agent under the Credit Agreement and appointed Bank of America, N.A. as the administrative agent for the lenders under the Amended Credit Agreement.

The Amended Credit Agreement matures on February 11, 2027 and is guaranteed on an unsecured basis by substantially all of our subsidiaries and affiliated professional contractors. At our option, borrowings under the Amended Credit Agreement bear interest at (i) the Alternate Base Rate (defined as the highest of (a) the prime rate as announced by Bank of America, N.A., (b) the Federal Funds Rate plus 0.50% and (c) Term SOFR for an interest period of one month plus 1.00% with a 1.00% floor) plus an applicable margin rate of 0.50% for the first two fiscal quarters after the date of the Credit Agreement Amendment, and thereafter at an applicable margin rate ranging from 0.125% to 0.750% based on our consolidated net leverage ratio or (ii) Term SOFR rate (calculated as the Secured Overnight Financing Rate published on the applicable Reuters screen page plus a spread adjustment of 0.10%, 0.15% or 0.25% depending on if we select a one-month, three-month or six-month interest period, respectively, for the applicable loan with a 0% floor), plus an applicable margin rate of 1.50% for the first two full fiscal quarters after the date of the Credit Agreement Amendment, and thereafter at an applicable margin rate ranging from 1.125% to 1.750% based on our consolidated net leverage ratio. The Amended Credit Agreement also provides for other customary fees and charges, including an unused commitment fee with respect to the Revolving Credit Line ranging from 0.150% to 0.200% of the unused lending commitments under the Revolving Credit Line, based on our consolidated net leverage ratio.

The Amended Credit Agreement contains customary covenants and restrictions, including covenants that require us to maintain a minimum interest coverage ratio, a maximum consolidated total consolidated net leverage ratio and to comply with laws, and restrictions on the ability to pay dividends, incur indebtedness or liens and make certain other distributions subject to baskets and exceptions, in each case, as specified therein. Failure to comply with these covenants would constitute an event of default under the Amended Credit Agreement, notwithstanding the ability of the company to meet its debt service obligations. The Credit Agreement includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement. In addition, we may increase the principal amount of the Revolving Credit Line or incur additional term loans under the Amended Credit Agreement in an aggregate principal amount such that on a pro forma basis after giving effect to such increase or additional term loans, we are in compliance with the financial covenants, subject to the satisfaction of specified conditions and additional caps in the event that the Credit Agreement is secured.

The exercise of employee stock options and the purchase of common stock by participants in our 1996 Non-Qualified Employee Stock Purchase Plan, as amended (the “ESPP”), and our 2015 Non-Qualified Stock Purchase Plan (the “SPP”) generated cash proceeds of $6.9 million, $7.0 million and $11.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. Because stock option exercises and purchases under the ESPP and SPP are dependent on several factors, including the market price of our common stock, we cannot predict the timing and amount of any future proceeds.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at December 31, 2021 was $308.8 million, of which $37.7 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet. In addition, there is a corresponding insurance receivable of $58.1 million recorded as a component of other assets for certain professional liability claims that are covered by insurance policies.

At December 31, 2021, the Company has long term capital requirements comprised primarily of $1.0 billion in senior notes, $73.7 million of operating lease liabilities and $14.2 million of finance lease liabilities. At December 31, 2021, our total liability for uncertain tax positions was $5.7 million.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our Credit Agreement, will be sufficient to finance our working capital requirements, fund anticipated acquisitions and capital expenditures, fund our share repurchase programs and meet our long term capital requirements as described above for at least the next 12 months from the date of issuance of this Form 10-K.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We intend to manage interest rate risk through the use of a combination of fixed rate and variable rate debt. We borrow under our Amended Credit Agreement at various interest rate options based on the Alternate Base Rate or Term SOFR rate depending on certain financial ratios. At December 31, 2021, we had no outstanding borrowings on our Credit Agreement, and at February 11, 2022, we had an outstanding principal balance of $350.0 million on our Amended Credit Agreement, and considering this outstanding balance, a 1% change in interest rates would result in an impact to income before income taxes of $3.5 million per year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements and Financial Statement Schedule of Mednax, Inc. and its subsidiaries, together with the report thereon of PricewaterhouseCoopers LLP (PCAOB ID 238), are included in this Form 10-K on the pages set forth below:

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mednax, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mednax, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of Patient Services Accounts Receivable – Allowance for Contractual Adjustments and Uncollectibles

As described in Notes 3 and 5 to the consolidated financial statements, patient service revenue is recognized at the time services are provided by the Company’s affiliated physicians. Payments for services rendered are generally less than billed charges. Contractual adjustments result from the difference between the physician rates for services performed and the reimbursements by third- party payors for such services. Patient service revenue is presented net of an estimated provision for contractual adjustments and uncollectibles. Management estimates the allowance for contractual adjustments and uncollectibles on accounts receivable based upon historical experience and other factors, including days sales outstanding for accounts receivable, evaluation of expected adjustments and delinquency rates, past adjustments and collection experience in relation to amounts billed, an aging of accounts receivable, current contract and reimbursement terms, changes in payor mix and other relevant information. Patient services accounts receivable makes up a significant portion of the Company’s consolidated net accounts receivable balance of $301.8 million as of December 31, 2021.

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

/s/ PricewaterhouseCoopers LLP

Hallandale Beach, Florida

February 17, 2022

We have served as the Company’s auditor since 1999.

Mednax, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$387,391	$1,123,843
Short-term investments	99,715	104,870
Accounts receivable, net	301,775	241,931
Prepaid expenses	18,538	16,898
Income taxes receivable	14,249	—
Other current assets	18,896	61,806
Total current assets	840,564	1,549,348
Property and equipment, net	70,154	76,191
Goodwill	1,505,430	1,477,968
Intangible assets, net	21,565	26,642
Operating and finance lease right-of-use assets	65,461	55,972
Deferred income tax assets	88,344	54,472
Other assets	131,028	107,355
Total assets	$2,722,546	$3,347,948
LIABILITIES & EQUITY
Current liabilities:
Accounts payable and accrued expenses	$394,118	$423,183
Current portion of finance lease liabilities	2,490	2,219
Current portion of operating lease liabilities	19,684	18,933
Income taxes payable	11,074	—
Total current liabilities	427,366	444,335
Long-term debt and finance lease liabilities, net	1,002,258	1,742,586
Long-term operating lease liabilities	41,396	40,970
Long-term professional liabilities	271,093	265,274
Deferred income tax liabilities	41,409	61,746
Other liabilities	42,332	45,320
Total liabilities	1,825,854	2,600,231
Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000 shares authorized; 86,423 and 85,593 shares issued and outstanding, respectively	864	856
Additional paid-in capital	1,049,696	1,029,453
Accumulated other comprehensive income	1,317	3,530
Retained deficit	(155,390)	(286,354)
Total Mednax, Inc. shareholders’ equity	896,487	747,485
Noncontrolling interest	205	232
Total equity	896,692	747,717
Total liabilities and equity	$2,722,546	$3,347,948

The accompanying notes are an integral part of these Consolidated Financial Statements.

Mednax, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for per share data)

	Years Ended December 31,
	2021	2020	2019
Net revenue	$1,911,191	$1,733,951	$1,779,759
Operating expenses:
Practice salaries and benefits	1,297,477	1,193,940	1,180,759
Practice supplies and other operating expenses	100,472	90,690	95,911
General and administrative expenses	263,357	248,947	244,512
Gain on sale of building	(7,280)	—	—
Depreciation and amortization	32,147	28,441	25,931
Transformational and restructuring related expenses	22,100	73,801	60,890
Total operating expenses	1,708,273	1,635,819	1,608,003
Income from operations	202,918	98,132	171,756
Investment and other income	13,652	17,913	3,686
Interest expense	(68,722)	(110,482)	(118,928)
Loss on early extinguishment of debt	(14,532)	—	—
Equity in earnings of unconsolidated affiliates	1,912	1,585	2,270
Total non-operating expenses	(67,690)	(90,984)	(112,972)
Income from continuing operations before income taxes	135,228	7,148	58,784
Income tax provision	(27,241)	(16,728)	(16,576)
Income (loss) from continuing operations	107,987	(9,580)	42,208
Income (loss) from discontinued operations, net of tax	22,950	(786,908)	(1,539,910)
Net income (loss)	130,937	(796,488)	(1,497,702)
Net loss attributable to noncontrolling interest	27	—	—
Net income (loss) attributable to Mednax, Inc.	$130,964	$(796,488)	$(1,497,702)
Per common and common equivalent share data:
Income (loss) from continuing operations:
Basic	$1.27	$(0.11)	$0.50
Diluted	$1.26	$(0.11)	$0.50
Income (loss) from discontinued operations:
Basic	$0.27	$(9.44)	$(18.44)
Diluted	$0.27	$(9.44)	$(18.33)
Net income (loss) attributable to Mednax, Inc.:
Basic	$1.54	$(9.55)	$(17.94)
Diluted	$1.53	$(9.55)	$(17.83)
Weighted average common shares:
Basic	84,832	83,395	83,495
Diluted	85,828	83,395	84,011

The accompanying notes are an integral part of these Consolidated Financial Statements.

Mednax, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Equity
Balance at December 31, 2018	87,820	$878	$992,647	$2,094,359	$3,087,884
Net loss	—	—	—	(1,497,702)	(1,497,702)
Unrealized holding gain on investments, net of tax (1)	—	—	—	78	78
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	533	5	11,942	—	11,947
Issuance of restricted stock	1,113	11	(11)	—	—
Stock-based compensation expense	—	—	42,758	—	42,758
Stock swaps	(20)	—	(689)	—	(689)
Forfeitures of restricted stock	(132)	(1)	1	—	—
Repurchased common stock	(5,066)	(51)	(58,706)	(86,523)	(145,280)
Balance at December 31, 2019	84,248	$842	$987,942	$510,212	$1,498,996
Net loss	—	—	—	(796,488)	(796,488)
Contribution from noncontrolling interests, net of loss(1)				232	232
Unrealized holding gain on investments, net of tax (1)	—	—	—	3,452	3,452
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	538	5	7,004	—	7,009
Issuance of restricted stock and conversion of deferred stock to common stock	1,450	15	(15)	—	—
Stock-based compensation expense	—	—	43,009	—	43,009
Forfeitures of restricted stock	(173)	(2)	2	—	—
Repurchased common stock	(470)	(4)	(8,489)	—	(8,493)
Balance at December 31, 2020	85,593	$856	$1,029,453	$(282,592)	$747,717
Net income	—	—	—	130,964	130,964
Net loss attributable to noncontrolling interests(1)	—	—	—	(27)	(27)
Unrealized holding loss on investments, net of tax (1)	—	—	—	(2,213)	(2,213)
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	321	3	6,849	—	6,852
Issuance of restricted stock	736	7	(7)	—	—
Stock-based compensation expense	—	—	18,118	—	18,118
Forfeitures of restricted stock	(55)	—	—	—	—
Repurchased common stock	(172)	(2)	(4,717)	—	(4,719)
Balance at December 31, 2021	86,423	$864	$1,049,696	$(153,868)	$896,692

(1)
Presented within retained (deficit) earnings as the balance is immaterial.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Mednax, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$130,964	$(796,488)	$(1,497,702)
(Income) loss from discontinued operations	(22,950)	786,908	1,539,910
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	32,147	28,441	25,931
Amortization of premiums, discounts and issuance costs	4,335	7,163	5,672
Loss on early extinguishment of debt	14,532	—	—
Stock-based compensation expense	18,968	39,042	33,410
Deferred income taxes	(31,239)	36,292	(55,715)
Gain on sale of building	(7,280)	—	—
Other	(2,350)	(198)	6,553
Changes in assets and liabilities:
Accounts receivable	(72,731)	37,937	6,512
Prepaid expenses and other current assets	41,530	(47,956)	(24,621)
Other long-term assets	9,799	13,916	32,121
Accounts payable and accrued expenses	21,326	47,908	46,196
Income taxes receivable (payable)	(2,285)	(6,931)	(24,120)
Payment of contingent consideration liabilities	(11)	—	—
Long-term professional liabilities	1,523	4,336	5,413
Other liabilities	(22,518)	3,518	(25,469)
Net cash provided by operating activities – continuing operations	113,760	153,888	74,091
Net cash (used in) provided by operating activities – discontinued operations	(37,023)	50,732	283,620
Net cash provided by operating activities	76,737	204,620	357,711
Cash flows from investing activities:
Acquisition payments, net of cash acquired	(29,930)	(2,225)	(46,975)
Purchases of investments	(15,052)	(61,845)	(35,101)
Proceeds from maturities or sales of investments	16,496	33,432	51,105
Purchases of property and equipment	(32,249)	(28,788)	(19,269)
Proceeds from sale of building	24,728	—	—
Strategic investments	(20,000)	—	—
Other	584	1,080	—
Net cash (used in) provided by investing activities – continuing operations	(55,423)	(58,346)	(50,240)
Net cash provided by investing activities – discontinued operations	2,350	873,857	152,695
Net cash (used in) provided by investing activities	(53,073)	815,511	102,455
Cash flows from financing activities:
Borrowings on credit agreement	—	527,500	1,247,300
Payments on credit agreement	—	(527,500)	(1,986,800)
Redemption of senior notes, including call premium	(759,848)	—	—
Proceeds from issuance of senior notes	—	—	500,000
Payments for credit facility amendment and financing costs	—	(510)	(9,194)
Payments of contingent consideration liabilities	(189)	—	(1,394)
Payments on finance lease obligations	(2,809)	(1,161)	—
Proceeds from issuance of common stock	6,853	7,009	11,258
Repurchases of common stock	(4,719)	(8,493)	(145,280)
Contribution from noncontrolling interests	—	245	—
Other	596	—	—
Net cash used in financing activities – continuing operations	(760,116)	(2,910)	(384,110)
Net cash used in financing activities – discontinued operations	—	(1,248)	(8,960)
Net cash used in financing activities	(760,116)	(4,158)	(393,070)
Net (decrease) increase in cash and cash equivalents	(736,452)	1,015,973	67,096
Cash, cash equivalents at beginning of year	1,123,843	107,870	40,774
Cash and cash equivalents at end of year	$387,391	$1,123,843	$107,870
Supplemental disclosure of cash flow information:
Cash paid (refunded) for:
Interest	$86,537	$110,488	$95,444
Income taxes	$54,728	$(27,775)	$86,268
Non-cash investing and financing activities:
Equipment financed through finance leases	$6,762	$12,507	$—
Property and equipment included in accounts payable	$2,300	$2,305	$2,400

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

2. Coronavirus Pandemic (“COVID-19”):

COVID-19 has had an impact on the demand for medical services provided by the Company’s affiliated clinicians. Beginning in mid-March 2020, the Company’s affiliated office-based practices, which specialize in maternal-fetal medicine, pediatric cardiology, and numerous pediatric subspecialties, experienced a significant elevation of appointment cancellations compared to historical normal levels. The Company believes COVID-19, either directly or indirectly, also had an impact on its neonatology intensive care unit (“NICU”) patient volumes, and there is no assurance that impacts from COVID-19 will not further adversely affect its NICU patient volumes or otherwise adversely affect its NICU and related neonatology business. Further, in late 2020, the Company saw a shift in the mix of patients reimbursed under government-sponsored healthcare programs, but that shift materially reversed during the year ended December 31, 2021. Overall, the Company’s operating results were significantly impacted by COVID-19 beginning in mid-March 2020, but volumes began to normalize in mid-2020 and substantially recovered throughout 2020 and 2021.

During 2020, the Company implemented a number of actions to preserve financial flexibility and partially mitigate the significant anticipated impact of COVID-19. These steps included a suspension of most activities related to the Company’s transformational and restructuring programs, limiting these expenditures to those that provide essential support for the Company’s response to COVID-19. In addition, (i) the Company temporarily reduced executive and key management base salaries, including 50% reductions in salaries for its named executive officers during the second quarter of 2020; (ii) the Board of Directors agreed to forego their annual cash retainer and cash meeting payments, also during the second quarter of 2020; (iii) the Company enacted a combination of salary reductions and furloughs for non-clinical employees; (iv) the Company enacted significant operational and practice-specific expense reduction plans across its clinical operations; and (v) the Company amended and restated its Credit Agreement.

Due to the continued uncertainties surrounding the timeline of and impacts from COVID-19, the Company is unable to predict the ultimate impact on its business, financial condition, results of operations and cash flows. The Company, however, believes it will be able to generate sufficient liquidity to satisfy its obligations for the next twelve months.

CARES Act

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing up to $100 billion in aid to the healthcare industry to reimburse healthcare providers for lost revenue and expenses attributable to COVID-19. The remaining $70 billion in aid is intended to focus on providers in areas particularly impacted by COVID-19, rural providers, providers of services with lower shares of Medicare reimbursement or who predominantly serve the Medicaid population, and providers requesting reimbursement for the treatment of uninsured Americans. It is unknown what, if any, portion of the remaining healthcare industry funding of the CARES Act the Company and its affiliated physician practices will qualify for and receive. The Department of Health and Human Services (“HHS”) is administering this program and began disbursing funds in April 2020, of which the Company’s affiliated physician practices within continuing operations received an aggregate of $26.1 million and $22.0 million during the years ended December 31, 2021 and 2020, respectively. The Company has applications pending for certain affiliated physician practices for incremental relief beyond what has been received.

In addition, the CARES Act also provided for deferred payment of the employer portion of social security taxes through the end of 2020, and while the Company utilized this deferral option throughout 2020, it repaid almost all of the deferred amounts during 2021 with an immaterial amount due on December 31, 2022.

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

During the year ended December 31, 2021, the Company made a $20.0 million investment in a pediatric primary, urgent care and telehealth company with which it plans to develop new, innovative pediatric primary urgent care clinics throughout the United States with the goal of significantly enhancing the provision of pediatric care. The Company's investment is recorded as a cost method investment because the Company does not exercise significant influence over the entity in which it invested.

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

In May 2020, the Company divested its anesthesiology services medical group. The operating results of this medical group are reported as discontinued operations in the Company’s Consolidated Statements of Income for the years ended December 31, 2020 and 2019.

In December 2020, the Company divested its radiology services medical group. The operating results of this medical group are reported as discontinued operations in the Company’s Consolidated Statements of Income for the year ended December 31, 2020 and 2019.

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

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions are involved in the calculation of the Company's allowance for contractual adjustments and uncollectibles on accounts receivable, liabilities for self-insured amounts and claims incurred but not reported related to the Company’s professional liability risks and the fair value of goodwill. Actual results could differ from those estimates.

Segment Reporting

The Company has one reportable segment, which is also its single reporting unit, for purposes of presenting financial information in accordance with the accounting guidance for segment reporting.

The following table summarizes the Company’s net revenue from continuing operations by service line (in percentages):

	Years Ended December 31,
	2021	2020	2019
Neonatology and other pediatric subspecialties	77%	77%	78%
Maternal-fetal medicine	18%	18%	17%
Pediatric cardiology	5%	5%	5%
	100%	100%	100%

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

Accounts receivable are primarily amounts due under fee-for-service contracts from third-party payors, such as insurance companies, self-insured employers and patients and GHC Programs geographically dispersed throughout the United States and its territories. Concentration of credit risk relating to accounts receivable is limited by the number, diversity and geographic dispersion of the business units managed by the Company, as well as by the large number of patients and payors, including the various governmental agencies in the states in which the Company provides services. Receivables from GHC Programs made up approximately 21% and 22% of net accounts receivable related to continuing operations at December 31, 2021 and 2020, respectively.

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

With respect to the Company's cost method investment in a pediatric primary, urgent care and telehealth company, the Company has elected the measurement alternative to measure cost method investments that do not have a readily determinable fair value at cost less impairment, adjusted by observable price changes with any fair value changes recognized in earnings.

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

For 2021 and 2020, the Company elected to perform the qualitative assessment, focused on various factors including macroeconomic conditions, market trends, specific reporting unit financial performance and other entity specific events, to determine if it was more likely than not that the fair value of its single reporting unit exceeded its carrying value, including goodwill. For 2019, the Company bypassed the qualitative assessment and performed a quantitative test with any goodwill impairment measured as the amount by which a reporting unit’s carrying value exceeds its fair value. The Company used income and market-based valuation approaches to determine the fair value of its single continuing operations reporting unit. These approaches focused on discounted cash flows and revenue and EBITDA multiples based on the Company's market capitalization to derive the fair value of the reporting unit. Significant assumptions used in these valuations included the weighted average cost of capital discount factor, revenue growth rates and revenue and EBITDA multiples. For both the qualitative and quantitative approaches, the Company considered the economic outlook for the healthcare services industry and various other factors during the testing process, including hospital and physician contract changes, local market developments, changes in third-party payor payments, and other publicly available information.

The Company completed annual impairment tests for its continuing operations in the third quarter of 2021, 2020 and 2019 and determined that goodwill was not impaired. See Note 8 – Goodwill and Intangible Assets for more information.

Long-Lived Assets

The Company is required to evaluate long-lived assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. The recoverability of such assets is measured by a comparison of the carrying value of the assets to the future undiscounted cash flows before interest charges to be generated by the assets. If long-lived assets are impaired, the impairment to be recognized is measured as the excess of the carrying value over the fair value. Long-lived assets held for disposal are reported at the lower of the carrying value or fair value less disposal costs. The Company does not believe there are any indicators that would require an adjustment to such assets or their estimated periods of recovery at December 31, 2021 pursuant to current accounting standards.

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

The accounting guidance for uncertain tax positions prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also requires policy disclosures regarding penalties and interest and extensive disclosures regarding increases and decreases in uncertain tax positions as a result of tax positions taken in a current or prior period, settlements with taxing authorities and any lapse of an applicable statute of limitations. Additional qualitative discussion is required for any tax position that may result in a significant increase or decrease in uncertain tax positions within a 12-month period from the Company's reporting date.

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

The following table presents information about the Company’s financial instruments that are accounted for at fair value on a recurring basis at December 31, 2021 and 2020 (in thousands):

		Fair Value
	Fair Value Category	December 31, 2021	December 31, 2020
Assets:
Money market funds	Level 1	$2,442	$1,010
Short-term investments	Level 2	99,715	104,870
Mutual funds	Level 1	18,542	15,841

The following table presents information about the Company’s financial instruments that are not carried at fair value at December 31, 2021 and 2020 (in thousands):

	December 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
2023 Notes	—	—	750,000	756,225
2027 Notes	1,000,000	1,047,190	1,000,000	1,070,000

The carrying amounts of cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments. The carrying value of the line of credit approximates fair value. If the Company’s line of credit was measured at fair value, it would be categorized as Level 2 in the fair value hierarchy.

4. Investments:

Investments held are summarized as follows (in thousands):

	December 31,
	2021	2020
Corporate securities	$72,964	$71,095
Municipal debt securities	13,215	18,707
Federal home loan securities	3,927	8,017
U.S. Treasury securities	5,205	1,060
Certificates of deposit	4,404	5,991
	$99,715	$104,870

5. Accounts Receivable and Net Revenue:

Accounts receivable, net consists of the following (in thousands):

	December 31,
	2021	2020
Gross accounts receivable	$1,393,584	$1,106,394
Allowance for contractual adjustments and uncollectibles	(1,091,809)	(864,463)
	$301,775	$241,931

Net revenue consists of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Net patient service revenue	$1,641,323	$1,481,331	$1,567,624
Hospital contract administrative fees	240,022	218,495	197,340
Other revenue	29,846	34,125	14,795
	$1,911,191	$1,733,951	$1,779,759

The following is a summary of the Company’s payor mix, expressed as a percentage of net revenue, exclusive of administrative fees and other miscellaneous revenue, for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
Contracted managed care	68%	68%	68%
Government	25%	27%	26%
Other third-parties	5%	4%	5%
Private-pay patients	2%	1%	1%
	100%	100%	100%

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

The Company's contractual adjustments and uncollectibles as a percentage of gross patient service revenue vary slightly each year depending on several factors, including improved managed care contracting, changes in reimbursement from state Medicaid programs and other GHC Programs, shifts in the percentage of patient services being reimbursed under GHC Programs and annual price increases.

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

6. Property and Equipment:

Property and equipment consists of the following (in thousands):

	December 31,
	2021	2020
Building	$8,286	$26,934
Land	2,032	6,683
Equipment and other	224,524	203,017
	234,842	236,634
Accumulated depreciation	(164,688)	(160,443)
	$70,154	$76,191

The Company recorded depreciation expense of $21.6 million, $19.3 million and $18.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

7. Business Combinations:

During the year ended December 31, 2021, the Company completed the acquisition of nine physician practices consisting of one pediatric orthopedic practice, one multi-location pediatric urgent care practice, one pediatric cardiology practice, two pediatric neurology practices, one maternal-fetal medicine practice, one obstetrics and gynecology practice, one pediatric intensivist practice and one neonatology practice for total consideration of $34.9 million, of which $29.9 was paid in cash at closing and $5.0 million is recorded as current and long-term liabilities for amounts payable in future periods. These acquisitions expanded the Company’s national network of physician practices across women’s and children’s services. In connection with these acquisitions, the Company recorded tax deductible goodwill of $27.9 million, other intangible assets consisting primarily of physician and hospital agreements of $3.5 million and fixed assets of $3.5 million.

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

8. Goodwill and Intangible Assets:

Goodwill was $1.51 billion and $1.48 billion at December 31, 2021 and 2020. Goodwill is tested for impairment on at least an annual basis, in accordance with the subsequent measurement provisions of the accounting guidance for goodwill. Consistent with prior years, the Company performed its annual impairment test in the third quarter of 2021 and determined that goodwill was not impaired.

Intangible assets, net, consist of the following (in thousands):

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Physician and hospital agreements	$101,542	$(83,440)	$18,102
Other technology	7,801	(4,338)	3,463
	$109,343	$(87,778)	$21,565

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Physician and hospital agreements	$107,246	$(83,089)	$24,157
Other technology	5,197	(2,712)	2,485
	$112,443	$(85,801)	$26,642

During the year ended December 31, 2021, the Company recorded intangible assets related to acquisitions totaling $3.5 million, consisting primarily of physician and hospital agreements. The weighted-average amortization period for these physician and hospital agreements is approximately 11 years.

Amortization expense for intangible assets was $8.0 million, $7.6 million and $7.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Amortization expense for existing intangible assets for the next five years is expected to be as follows (in thousands):

2022	$5,591
2023	4,787
2024	3,019
2025	1,814
2026	1,158

9. Discontinued Operations:

Divestiture of the Radiology Services Medical Group

The Company divested its radiology services medical group in December 2020. The operating results of the radiology services medical group service line were reported as a component of discontinued operations, net of income taxes, in the Company’s Consolidated Statements of Income for the years ended December 31, 2020 and 2019. Loss from discontinued operations, net of income taxes, for the radiology services medical group for the years ended December 31, 2020 and December 31, 2019 was $63.8 million and $72.8 million, respectively. Net revenue for the radiology services medical group for the years ended December 31, 2020 and December 31, 2019 was $451.4 million and $489.4 million, respectively. Operating loss for the radiology services medical group for the year ended December 31, 2020 was $73.6 million, including a non-cash goodwill impairment charge of $47.0 million and a preliminary loss on sale of $36.4 million. Operating loss for the radiology services medical group for the year ended December 31, 2019 was $75.3 million, including a non-cash goodwill impairment charge of $117.9 million.

During the year ended December 31, 2021, the Company recorded a net increase to the loss on sale of $4.0 million, primarily related to the adjustment of certain transaction related accounting. The net increase to the loss on sale is reflected as a component of discontinued operations, net of income taxes, in the Company’s Consolidated Statements of Income for the year ended December 31, 2021.

Divestiture of the Anesthesiology Services Medical Group

The Company divested its anesthesiology services medical group in May 2020. The operating results of the anesthesiology services medical group were reported as a component of discontinued operations, net of income taxes, in the Company’s Consolidated Statements of Income for the year ended December 31, 2020 and 2019. Loss from discontinued operations, net of income taxes, for the anesthesiology services medical group for the years ended December 31, 2020 and December 31, 2019 was $717.2 million and $1.12 billion, respectively. Net revenue for the anesthesiology services medical group for the years ended December 31, 2020 and December 31, 2019 was $379.4 million and $1.25 billion, respectively. Operating loss for the anesthesiology services medical group for the year ended December 31, 2020 was $716.3 million, including the loss on sale of $663.7 million. Operating loss for the anesthesiology services medical group for the year ended December 31, 2019 was $1.23 billion, including a non-cash goodwill impairment charge of $1.33 billion.

During the year ended December 31, 2021, the Company recorded a net decrease to the loss on sale of $26.9 million, primarily related to an adjustment to the sales proceeds and book values of net assets sold resulting from a mutual agreement between the buyer and seller reached during the three months ended March 31, 2021 to treat a portion of the divestiture as an asset sale for tax purposes, the disposal of the single anesthesia practice that remained after the divestiture of the anesthesiology medical group in May 2020 and the completion of the valuation for the contingent economic consideration component of the transaction. The net decrease to the loss on sale is reflected as a component of discontinued operations, net of income taxes, in the Company’s Consolidated Statements of Income for the year ended December 31, 2021.

The Company’s continuing operations financial statements for the year ended December 31, 2021 reflect the income tax effects associated with the asset sale change. This includes an increase in income tax receivable of $24 million, of which $9 million is related to loss carryback provisions enacted under the CARES Act, an increase in deferred tax assets of $17 million and a reduction to capital loss carryforwards and offsetting valuation allowance of $23 million.

Divestiture of MedData

In October 2019, the Company divested its management services organization, referred to as MedData. Loss from discontinued operations, net of tax, for MedData was $347.6 million for the year ended December 31, 2019, reflecting the loss on sale recorded during the year ended December 31, 2019.

During the year ended December 31, 2020, the Company recorded a net incremental loss on the sale of MedData of $5.8 million, primarily for the finalization of certain transaction related expenses, a working capital true-up and incremental reserves related to indemnification matters, partially offset by the completion of its preliminary valuation for the contingent economic consideration.

10. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2021	2020

Accounts payable	$36,645	$59,771
Accrued salaries and incentive compensation	213,974	184,849
Accrued payroll taxes and benefits	34,994	43,945
Accrued professional liabilities	37,729	50,607
Accrued interest	29,052	32,721
Other accrued expenses	41,724	51,290
	$394,118	$423,183

11. Operating Leases:

The Company primarily leases property under operating leases and had one material equipment operating lease for an aircraft that expired in January 2022. The Company’s property leases are primarily for its regional, medical and business offices, storage space and temporary housing for medical staff.

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

The table below presents the operating lease-related right-of-use assets and related liabilities recorded on the Company’s balance sheet and the weighted average remaining lease term and discount rate as of December 31, 2021 and 2020 (dollars in thousands):

	December 31,
	2021	2020
Assets:
Operating lease right-of-use assets	$51,283	$44,926
Liabilities:
Current portion of operating lease liabilities	19,684	18,933
Long-term portion of operating lease liabilities	41,396	40,970
Other Information:
Weighted-average remaining lease term	3.7 years	4.0 years
Weighted average discount rate	4.7%	5.0%

The table below presents certain information related to the lease costs for operating leases during the years ended December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Operating lease costs	$19,907	$20,972
Variable lease costs	5,060	4,519
Other operating lease costs	4,235	4,812
Total operating lease costs	$29,202	$30,303

The table below presents supplemental cash flow information related to operating leases during the years ended December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Operating cash flows for operating leases	$34,054	$27,933

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet as of December 31, 2021 (in thousands):

December 31, 2021
2022	$20,339
2023	18,110
2024	13,488
2025	8,100
2026	4,373
Thereafter	9,249
Total minimum lease payments	73,659
Less: Amount of payments representing interest	(12,579)
Present value of future minimum lease payments	61,080
Less: Current obligations	(19,684)
Long-term portion of operating leases	$41,396

12. Accrued Professional Liabilities:

At December 31, 2021 and 2020, the Company’s total accrued professional liabilities of $308.8 million and $315.9 million, respectively, included incurred but not reported loss reserves of $211.2 million and $222.9 million, respectively, and loss reserves for reported claims of $97.6 million and $93.0 million, respectively. Of the total liability, $37.7 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet. In addition, there is a corresponding insurance receivable of $58.1 million recorded as a component of other assets for certain professional liability claims that are covered by third-party insurance policies. These reserves include the accrued professional liabilities for the Company’s continuing operations as reflected in the table below as well as certain retained professional liabilities related to the Company’s former anesthesiology and radiology medical groups that were divested in 2020.

The activity related to the Company’s accrued professional liability for continuing operations, excluding the retained professional liabilities related to the Company’s former anesthesiology and radiology medical groups, for the years ended December 31, 2021, 2020, and 2019 is as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Balance at beginning of year	$174,803	$151,397	$128,799
Liabilities recognized, offset by insurance Receivable	(2,299)	3,922	10,354
Provision (adjustment) for losses related to:
Current year	56,016	45,674	42,733
Prior years	(14,231)	(1,551)	(7,766)
Total provision for losses	41,785	44,123	34,967
Claim payments related to:
Current year	(59)	(59)	(33)
Prior years	(24,103)	(24,580)	(22,690)
Total payments	(24,162)	(24,639)	(22,723)
Balance at end of year	$190,127	$174,803	$151,397

The net increases in the Company’s total accrued professional liability for the years ended December 31, 2021 and 2020 were primarily related to overall growth in the program and certain changes in the Company’s claims experience that impacted its provision for losses.

13. Line of Credit, Long-Term Debt and Finance Lease Obligations:

During the three months ended September 30, 2021, we permanently reduced the size of our unsecured revolving credit facility under our Credit Agreement by $600.0 million to $600.0 million, and on February 11, 2022 we amended our Credit Agreement to provide an unsecured revolving credit facility of $450.0 million. See Note 20 - Subsequent Events for more information.

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

In December 2015, we completed a private offering of $750.0 million aggregate principal amount of 2023 Notes. In November 2018, we completed a private offering of $500.0 million aggregate principal amount of 2027 Notes and in February 2019, we completed a private offering of $500.00 million aggregate principal amount of Additional 2027 Notes. At December 31, 2021, 2020 and 2019, the outstanding balance on the 2027 Notes was $1.0 billion. Our obligations under the 2023 Notes and the 2027 Notes were guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guaranteed the Credit Agreement. Interest on the 2027 Notes accrued at the rate of 6.25% per annum, or $62.5 million, and was payable semi-annually in arrears on January 15 and July 15.

On January 7, 2021, we redeemed the 2023 Notes in full. On February 11, 2022, we redeemed the 2027 Notes in full. See Note 20 - Subsequent Events for more information.

The carrying value of the Company’s long-term debt was $989.7 million and $1.7 billion at December 31, 2021 and 2020, respectively, and consisted of the following (in thousands):

	December 31, 2021
	Principal	Unamortized Debt Issuance Costs	Total
Senior notes	$1,000,000	$(9,712)	$990,288
Revolving line of credit	—	(628)	(628)
Total	$1,000,000	$(10,340)	$989,660

	December 31, 2020
	Principal	Unamortized Debt Issuance Costs	Total
Senior notes	$1,750,000	$(16,343)	$1,733,657
Revolving line of credit	—	(2,260)	(2,260)
Total	$1,750,000	$(18,603)	$1,731,397

The Company presents issuance costs related to long-term debt liabilities, other than revolving credit arrangements, as a direct deduction from the carrying value of that long-term debt. The Company has one outstanding letter of credit which reduced the amount available under the Credit Agreement by $0.1 million at December 31, 2021. At December 31, 2021, the Company had an available balance on its Credit Agreement of $599.9 million.

The carrying values of the Company’s variable rate revolving line of credit approximates fair value due to the short-term nature of the interest rates. The estimated fair value of the Company’s 2023 Notes and 2027 Notes were estimated using trading prices as of December 31, 2021 and 2020, respectively, as Level 2 inputs to estimate fair value for relevant periods and are summarized as follows (in thousands):

	December 31,
	2021	2020
2023 Notes	$—	$756,225
2027 Notes	1,047,190	1,070,000

The Company’s finance lease obligations, related to equipment used in its newborn hearing screen program, consist of the following (in thousands):

	December 31,
	2021	2020
Finance lease obligations	$14,178	$11,118
Less: Current portion	(2,490)	(2,219)
Long-term portion	$11,688	$8,899

14. Income Taxes:

The components of the income tax provision (benefit) are as follows (in thousands):

	December 31,
	2021	2020	2019
Federal:
Current	$41,592	$(16,610)	$63,697
Deferred	(20,373)	28,719	(45,660)
	21,219	12,109	18,037
State:
Current	16,888	(2,954)	8,561
Deferred	(10,866)	7,573	(10,022)
	6,022	4,619	(1,461)
Total	$27,241	$16,728	$16,576

The Company files its tax return on a consolidated basis with its subsidiaries, and its affiliated professional contractors file tax returns on an individual basis.

The effective tax rate for continuing operations was 20.1%, 234.0% and 28.2% for the years ended December 31, 2021, 2020 and 2019, respectively. The effective tax rate for the year ended December 31, 2021 includes a $10.8 million benefit related to a change in estimate of an income tax receivable based on loss carryback provisions under the CARES Act which allow 2020 net operating loss to be carried back for refund at prior 35% federal tax rate. The income tax receivable arose during the three months ended March 31, 2021 and resulted from a mutual agreement reached with the buyer of our former anesthesiology services medical group to treat a portion of the divestiture as an asset sale for tax purposes. The increase in the effective tax rate for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was due to a significant reduction in pre-tax income as a result of the impacts from the transformational and restructuring related expenses and COVID-19.

The differences between the effective rate and the United States federal income tax statutory rate are as follows:

	December 31,
	2021	2020	2019
Tax at statutory rate	21.00%	21.00%	21.00%
State income tax, net of federal benefit	4.72	24.34	6.45
Non-deductible expenses	3.42	60.44	3.98
Equity compensation adjustments	0.77	98.61	6.45
Change in accrual estimates relating to uncertain tax positions	(1.08)	4.22	(9.63)
Change in valuation allowance	(0.26)	23.67	0.39
Other, net	(0.46)	1.71	(0.45)
Change in tax law	(7.97)	─	─
Income tax provision	20.14%	233.99%	28.19%

All of the Company’s deferred tax assets and liabilities are classified as long-term. The significant components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020
Allowance for uncollectible accounts	$135,280	$79,755
Reserves and accruals	55,549	64,445
Stock-based compensation	3,303	7,517
Operating loss and other carryforwards	29,045	16,767
Capital loss carryforwards	428,805	447,854
Operating lease assets	18,960	15,042
Property and equipment	1,967	3,044
Other	686	571
Deferred tax assets before valuation allowance	673,595	634,995
Less: Valuation allowance	(441,529)	(458,708)
Deferred tax assets, net of valuation allowance	232,066	176,287
Gross deferred tax liabilities:
Amortization	(168,505)	(152,969)
Accounting method changes	—	(16,352)
Operating lease liabilities	(16,439)	(14,057)
Other	(187)	(183)
Total deferred tax liabilities	(185,131)	(183,561)
Net deferred tax (liabilities) assets	$46,935	$(7,274)

The Company’s net deferred tax assets were $46.9 million as of December 31, 2021, as compared to net deferred tax liabilities of $7.3 million at December 31, 2020. The increase in net deferred tax assets of $54.2 million during the year ended December 31, 2021 was primarily related to an increase in deferred tax assets related to allowance for uncollectible accounts.

For the years ended December 31, 2021, 2020 and 2019, income tax expense of $1.0 million, $7.1 million and $3.8 million, respectively, was recognized for excess tax deficiencies associated with equity compensation.

The Company generated $1.61 billion capital losses during the 2020 taxable year, with $1.57 billion from the sale of its former anesthesiology services medical group and $45.1 million from the sale of its former radiology services medical group, all of which will expire in 2025. Total capital loss carryforwards as of December 31, 2021 was $1.68 billion. As of December 31, 2021, management has determined that it is more likely than not that the tax benefits related to these carryforwards will not be realized and has recorded a full valuation allowance against the related deferred tax assets. Additionally, the Company has net operating loss carryforwards for federal and state tax purposes totaling $61.7 million, $35.4 million and $31.5 million at December 31, 2021, 2020 and 2019, respectively.

With respect to the December 31, 2021 balance, $25.1 million expires at various times from 2022 through 2041, and $36.6 million does not expire.

As of December 31, 2021, 2020 and 2019, the Company’s liability for uncertain tax positions, excluding accrued interest and penalties, was $4.9 million, $6.2 million and $7.4 million, respectively. As of December 31, 2021, the Company had $4.9 million of uncertain tax positions that, if recognized, would favorably impact its effective tax rate.

The following table summarizes the activity related to the Company’s liability for uncertain tax positions for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2021	2020	2019
Balance at beginning of year	$6,168	$7,409	$11,185
Increases related to prior year tax positions	—	—	369
Decreases related to prior year tax positions	—	(1,041)	—
Increases related to current year tax positions	900	100	1,700
Decreases related to divestitures	—	(300)	—
Decreases related to lapse of statutes of limitation	(2,140)	—	(5,845)
Balance at end of year	$4,928	$6,168	$7,409

During the year ended December 31, 2021, the Company decreased its liability for uncertain tax positions by $1.2 million, primarily related to expiration of statutes of limitation, partially offset by additional taxes on current year positions. During the year ended December 31, 2020, the Company decreased its liability for uncertain tax positions by $1.2 million, primarily related to a reduction in tax liability for prior year positions. In addition, the Company anticipates that its liability for uncertain tax positions will decrease by $2.0 million over the next 12 months.

The Company includes interest and penalties related to income tax liabilities in income tax expense. During the year ended December 31, 2021 and 2020, the Company included $0.4 million and $0.5 million, respectively, of interest and penalties in income tax expense. The impact to income tax expense related to penalties and interest was not material during the years ended December 31, 2019. At December 31, 2021 and 2020, the Company's accrued liability for interest and penalties related to income tax liabilities totaled $0.8 million and $1.0 million, respectively.

The Company is currently subject to U.S. Federal and various state income tax examinations for the tax years 2015 through 2020.

15. Common and Common Equivalent Shares:

The calculation of shares used in the basic and diluted net income per share calculation for the years ended December 31, 2021, 2020, and 2019 is as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Weighted average number of common shares outstanding	84,832	83,395	83,495
Weighted average number of dilutive common share equivalents (a)	996	—	516
Weighted average number of common and common equivalent shares outstanding	85,828	83,395	84,011
Antidilutive securities not included in the diluted net income per common share calculation	11	1,034	516

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

Under the Amended and Restated 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards generally vest upon the satisfaction of specified performance-based conditions and service-based conditions. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the year ended December 31, 2021, the Company granted 0.7 million shares of restricted stock to its employees and non-employee directors under the Amended and Restated 2008 Incentive Plan. At December 31, 2021, the Company had 10.9 million shares available for future grants and awards under the Amended and Restated 2008 Incentive Plan.

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

The Company recognizes stock-based compensation expense for the discount received by participating employees and non-employee service providers. During the year ended December 31, 2021, approximately 0.2 million shares were issued under the ESPP. At December 31, 2021, the Company had approximately 2.8 million shares reserved for issuance under the ESPP. At December 31, 2021, the Company had approximately 61,000 shares reserved for issuance under the SPP. No shares have been issued under the SPP in 2021.

The Company recognized $19.0 million, $21.1 million and $33.4 million of stock-based compensation expense related to its stock incentive plans, the ESPP and the SPP during the years ended December 31, 2021, 2020 and 2019, respectively.

The activity related to the Company's restricted stock awards and the corresponding weighted average grant-date fair values for the year ended December 31, 2021 are as follows:

	Number of Shares	Weighted Average Fair Value
Non-vested shares at January 1, 2021	1,211,117	$30.97
Awarded	736,477	$25.17
Forfeited	(55,378)	$28.20
Vested	(748,410)	$33.55
Non-vested shares at December 31, 2021	1,143,806	$25.68

The aggregate fair value of the restricted stock that vested during the years ended December 31, 2021, 2020 and 2019 was $25.1 million, $59.3 million and $31.5 million, respectively.

The weighted average grant-date fair value of restricted stock awards that were granted during the years ended December 31, 2021, 2020 and 2019 was $25.17, $23.54 and $33.28, respectively.

At December 31, 2021, the total stock-based compensation cost related to non-vested restricted stock remaining to be recognized as compensation expense over a weighted-average period of 1.5 years was $11.3 million.

The activity and certain other information related to the Company’s outstanding stock option awards for the year ended December 31, 2021 are as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2021	999,291	$17.30
Awarded	—
Exercised	(95,000)	$17.65
Expired	(16,560)	$36.25		—
Outstanding at December 31, 2021	887,731	$16.91	1.88	$9.1
Exercisable at December 31, 2021	887,731	$16.91	1.88	$9.1

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021 and 2019 were $1.7 million and $0.6 million, respectively.

At December 31, 2021, there was no remaining unrecognized stock comp expense.

The cash proceeds received from the exercise of stock options for the years ended December 31, 2021 and 2019 were $1.7 million and $0.1 million, respectively.

17. Common Stock Repurchase Programs:

In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Company’s equity compensation programs. The share repurchase program allows the Company to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. No shares were purchased under this program during the year ended December 31, 2021.

In August 2018, the Company announced that its Board of Directors had authorized the repurchase of up to $500.0 million of the Company’s common stock in addition to its existing share repurchase program, of which $94.0 million remained available for repurchase as of December 31, 2021. Under this share repurchase program, during the year ended December 31, 2021, the Company repurchased 0.2 million shares of its common stock for $4.7 million to satisfy minimum statutory withholding obligations in connection with the vesting of restricted stock.

During the year ended December 31, 2020, the Company repurchased 0.5 million shares of its common stock for $8.5 million to satisfy minimum statutory withholding obligations in connection with the vesting of restricted stock.

The Company intends to utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

18. Retirement Plans:

The Company maintains two qualified contributory savings plans as allowed under Section 401(k) of the Internal Revenue Code and Section 1165(e) of the Puerto Rico Income Tax Act of 1954 (the “401(k) Plans”). The 401(k) Plans permit participant contributions and allow elective and, in certain situations, non-elective Company contributions based on each participant’s contribution or a specified percentage of eligible wages. Participants may defer a percentage of their annual compensation subject to the limits defined in the 401(k) Plans. The Company recorded expense for its continuing operations of $21.0 million, $19.9 million and $20.4 million for the years ended December 31, 2021, 2020 and 2019, respectively, primarily related to the 401(k) Plans.

19. Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company's business, financial condition, results of operations, cash flows and the trading price of its securities. The Company has not included an accrual for these matters as of December 31, 2021 in its Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

20. Subsequent Events:

On February 11, 2022, we issued $400 million of 5.375% unsecured senior notes due 2030 (the “2030 Notes”). We used the net proceeds from the issuance of the 2030 Notes, together with $100 million drawn under our Revolving Credit Line (as defined below), $250 million of Term A Loan (as defined below) and approximately $308 million of cash on hand, to redeem (the “Redemption”) our 6.25% senior unsecured notes due 2027 (the “2027 Notes”), which had an outstanding principal balance of $1.0 billion, and to pay costs, fees and expenses associated with the Redemption and the Credit Agreement Amendment (as defined below). Interest on the 2030 Notes accrues at the rate of 5.375% per annum, or annual interest expense of $21.5 million.

Interest under the 2030 Notes is payable semi-annually in arrears on February 15 and August 15, beginning on August 15, 2022. Our obligations under the 2030 Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee the Amended Credit Agreement. The indenture under which the 2030 Notes are issued, among other things, limits our ability to (1) incur liens and (2) enter into sale and lease-back transactions, and also limits our ability to merge or dispose of all or substantially all of our assets, in all cases, subject to a number of customary exceptions. Although we are not required to make mandatory redemption or sinking fund payments with respect to the 2030 Notes, upon the occurrence of a change in control, we may be required to repurchase the 2030 Notes at a purchase price equal to 101% of the aggregate principal amount of the 2030 Notes repurchased plus accrued and unpaid interest.

Also in connection with the Redemption, we amended and restated the Credit Agreement (the “Credit Agreement Amendment”) concurrently with the issuance of the 2030 Notes. The Credit Agreement, as amended by the Credit Agreement Amendment (the “Amended Credit Agreement”), among other things, (i) refinanced the prior unsecured revolving credit facility with a $450 million unsecured revolving credit facility, including a $37.5 million sub-facility for the issuance of letters of credit (the “Revolving Credit Line”), and a new $250 million term A loan facility (“Term A Loan”) and (ii) removed JPMorgan Chase Bank, N.A., as the administrative agent under the Credit Agreement and appointed Bank of America, N.A. as the administrative agent for the lenders under the Amended Credit Agreement.

The Amended Credit Agreement matures on February 11, 2027 and is guaranteed on an unsecured basis by substantially all of our subsidiaries and affiliated professional contractors. At our option, borrowings under the Amended Credit Agreement bear interest at (i) the Alternate Base Rate (defined as the highest of (a) the prime rate as announced by Bank of America, N.A., (b) the Federal Funds Rate plus 0.50% and (c) Term SOFR for an interest period of one month plus 1.00% with a 1.00% floor) plus an applicable margin rate of 0.50% for the first two fiscal quarters after the date of the Credit Agreement Amendment, and thereafter at an applicable margin rate ranging from 0.125% to 0.750% based on our consolidated net leverage ratio or (ii) Term SOFR rate (calculated as the Secured Overnight Financing Rate published on the applicable Reuters screen page plus a spread adjustment of 0.10%, 0.15% or 0.25% depending on if we select a one-month, three-month or six-month interest period, respectively, for the applicable loan with a 0% floor), plus an applicable margin rate of 1.50% for the first two full fiscal quarters after the date of the Credit Agreement Amendment, and thereafter at an applicable margin rate ranging from 1.125% to 1.750% based on our consolidated net leverage ratio. The Amended Credit Agreement also provides for other customary fees and charges, including an unused commitment fee with respect to the Revolving Credit Line ranging from 0.150% to 0.200% of the unused lending commitments under the Revolving Credit Line, based on our consolidated net leverage ratio.

The Amended Credit Agreement contains customary covenants and restrictions, including covenants that require us to maintain a minimum interest coverage ratio, a maximum consolidated total consolidated net leverage ratio and to comply with laws, and restrictions on the ability to pay dividends, incur indebtedness or liens and make certain other distributions subject to baskets and exceptions, in each case, as specified therein. Failure to comply with these covenants would constitute an event of default under the Amended Credit Agreement, notwithstanding the ability of the company to meet its debt service obligations. The Credit Agreement includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement. In addition, we may increase the principal amount of the Revolving Credit Line or incur additional term loans under the Amended Credit Agreement in an aggregate principal amount such that on a pro forma basis after giving effect to such increase or additional term loans, we are in compliance with the financial covenants, subject to the satisfaction of specified conditions and additional caps in the event that the Credit Agreement is secured.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company's financial statements.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control - Integrated Framework (2013).” Based on our assessment we concluded that, as of the end of the period covered by this report, the Company's internal control over financial reporting was effective based on those criteria.

The Company's independent registered certified public accounting firm, PricewaterhouseCoopers LLP, has audited our internal control over financial reporting as of December 31, 2021 as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2022 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2022 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER Equity Compensation PlanS

The following table provides information as of December 31, 2021, with respect to shares of our common stock that may be issued under existing equity compensation plans, including our Amended and Restated 2008 Incentive Compensation Plan (the “Amended and Restated 2008 Incentive Plan”), our ESPP and our SPP.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	887,731 (1)		13,691,574 (2)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	887,731		13,691,574

(1)
All shares are issuable under the Amended and Restated 2008 Incentive Plan.
(2)
Under the Amended and Restated 2008 Incentive Plan, 10,872,720 shares remain available for future issuance, and under the ESPP and the SPP, an aggregate of 2,818,854 shares remain available for future issuance.

The remaining information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2022 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2022 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the applicable information in the definitive proxy statement for our 2022 Annual Meeting of Shareholders, which is to be filed with the SEC within 120 days after our fiscal year end.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1) Financial Statements

The information required by this Item is included in Item 8 of Part II of this Form 10-K.

(a)(2) Financial Statement Schedule

The following financial statement schedule for the years ended December 31, 2021, 2020 and 2019, is included in this Form 10-K as set forth below (in thousands).

Mednax, Inc.

Schedule II: Valuation and Qualifying Accounts

	Years Ended December 31,
	2021	2020	2019
Allowance for contractual adjustments and uncollectibles:
Balance at beginning of year	$791,842	$746,388	$750,115
Amount charged against operating revenue	5,436,786	4,776,447	4,760,204
Accounts receivable contractual adjustments and write-offs (net of recoveries)	(5,137,318)	(4,730,993)	(4,763,931)
Balance at end of year	$1,091,310	$791,842	$746,388

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

2.2

Securities Purchase Agreement, dated as of May 6, 2020, by and between Mednax Services, Inc. and NMSC II, LLC (incorporated by reference to Exhibit 2.1 to Mednax’s Current Report on Form 8-K filed on May 12, 2020).**

2.3

Securities Purchase Agreement, dated as of September 9, 2020, by and between Mednax Services, Inc. and Radiology Partners, Inc. (incorporated by reference to Exhibit 2.1 to Mednax’s Current Report on Form 8-K filed on September 15, 2020).**

3.1	Composite Articles of Incorporation of Mednax, Inc. (incorporated by reference to Exhibit 3.1 to Mednax’s Annual Report on Form 10-K for the period ended December 31, 2013).
3.2	Amended and Restated By-laws of Mednax, Inc. (incorporated by reference to Exhibit 3.1 to Mednax’s Current Report on Form 8-K dated November 19, 2021).

4.1	Form of 6.25% Senior Notes due 2027 (incorporated by reference to Exhibit A of the Fifth Supplemental Indenture filed as Exhibit 4.3 to Mednax’s Current Report on Form 8-K dated November 13, 2018).
4.2	Form of 5.375% Senior Notes due 2030 (incorporated by reference to Exhibit A of the Seventh Supplemental Indenture filed as Exhibit 4.3 to Mednax’s Current Report on Form 8-K dated February 14, 2022).
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

4.10

Seventh Supplemental Indenture dated as of February 11, 2021 to the Indenture, dated as of December 8, 2015, by and among Mednax, Inc., certain of its subsidiaries and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Mednax’s Current Report on Form 8-K dated February 14, 2022).

4.11	Description of Securities of Mednax, Inc. (incorporated by reference to Exhibit 4.10 to Mednax’s Annual Report on Form 10-K for the period ended December 31, 2019).
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

10.5†

Amendment No.4, dated as of February 11, 2022, to the Credit Agreement, dated as of October 30, 2017, among Mednax, Inc., certain of its domestic subsidiaries from time to time party thereto as guarantors, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Mednax’s Current Report on Form 8-K dated February 14, 2022).

10.6

Amended and Restated Mednax, Inc. 1996 Non-Qualified Employee Stock Purchase Plan (incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 23, 2021).*

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

10.11

Mednax, Inc. Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 23, 2021).*

10.12

Mednax, Inc. Form of Non-Qualified Stock Option Agreement for Non-Qualified Stock Options Awarded Under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.17 to Mednax’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.13

Mednax, Inc. Form of Restricted Stock Agreement for Restricted Stock Awarded Under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.18 to Mednax’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.14

Separation Agreement, dated July 12, 2020, by and between Mednax Services, Inc. and Roger J. Medel, M.D. (incorporated by reference to Exhibit 10.2 to Mednax’s Current Report on Form 8-K filed on July 13, 2020).*

10.15

Employment Agreement, dated July 12, 2020, by and between Mednax Services, Inc. and Mark S. Ordan (incorporated by Reference to Exhibit 10.1 to Mednax’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed on July 30, 2020).*

10.16

Employment Agreement, effective September 8, 2020, by and between Mednax Services, Inc. and C. Marc Richards (incorporated by reference to Exhibit 10.4 to Mednax’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 6, 2020).*

10.17

Employment Agreement, effective September 27, 2020, by and between Mednax Services, Inc. and Dominic J. Andreano (incorporated by reference to Exhibit 10.5 to Mednax’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 6, 2020).*

10.18+	Amended and Restated Employment Agreement, effective February 15, 2022, by and between Mednax Services, Inc. and Mary Ann E. Moore.*
10.19

Amended and Restated Employment Agreement, dated February 13, 2020, by and between Mednax Services, Inc. and Stephen D. Farber (incorporated by reference to Exhibit 10.23 to Mednax’s Annual Report on Form 10-K/A for the year ended December 31, 2019, filed on April 28, 2020).*

10.20

First Amendment to Amended and Restated Employment Agreement, effective April 1, 2020, by and between Mednax Services, Inc. and Stephen D. Farber. (incorporated by reference to Exhibit 10.24 to Mednax’s Annual Report on Form 10-K/A for the year ended December 31, 2019, filed on April 28, 2020).*

10.21

Amended and Restated Employment Agreement, effective September 27, 2020, by and between Mednax Services, Inc. and Roger Mack Hinson, M.D. (incorporated by reference to Exhibit 10.24 to Mednax’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 18, 2021).*

10.22

Form of Exclusive Management and Administrative Services Agreement with affiliated professional contractors (incorporated by reference to Exhibit 10.31 to Mednax’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.23

Agreement, dated as of July 12, 2020, by and among Mednax, Inc., Starboard Value LP and certain of its affiliates (incorporated by reference to Exhibit 10.1 to Mednax’s Current Report on Form 8-K filed on July 13, 2020).

10.24††

Services Agreement, dated May 12, 2021, by and between Mednax Services, Inc. and R1 RCM Inc. (incorporated by Reference to Exhibit 10.3 to Mednax’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed on August 6, 2021).

21.1+	Subsidiaries of the Registrant.
23.1+	Consent of PricewaterhouseCoopers LLP.
31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32++	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1+	Interactive Data File
101.INS+	XBRL Instance Document -the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	XBRL Schema Document.
101.CAL+	XBRL Calculation Linkbase Document.

——————

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

+ Filed herewith.

++ Furnished herewith.

† Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5).

†† Portions of this exhibit have been redacted in accordance with Regulation S-K Item 601(b)(10). The omitted information is not material and would likely cause competitive harm to the Company if publicly disclosed. Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mednax, Inc.

Date:	February 17, 2022	By:	/s/ Mark S. Ordan
Mark S. Ordan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark S. Ordan	Chief Executive Officer, Director	February 17, 2022
Mark S. Ordan	(Principal Executive Officer)

/s/ C. Marc Richards	Chief Financial Officer	February 17, 2022
C. Marc Richards	(Principal Financial Officer and Principal Accounting Officer)

/s/ Guy P. Sansone	Director and Chair of the Board	February 17, 2022
Guy P. Sansone

/s/ Karey D. Barker	Director	February 17, 2022
Karey D. Barker

/s/ Waldemar A. Carlo, M.D.	Director	February 17, 2022
Waldemar A. Carlo, M.D.

/s/ Paul G. Gabos	Director	February 17, 2022
Paul G. Gabos

/s/ Manuel Kadre	Director	February 17, 2022
Manuel Kadre

/s/ Thomas A. McEachin	Director	February 17, 2022
Thomas A. McEachin

/s/ Roger J. Medel, M.D.	Director	February 17, 2022
Roger J. Medel, M.D.

/s/ Michael A. Rucker	Director	February 17, 2022
Michael A. Rucker

/s/ John M. Starcher, Jr.	Director	February 17, 2022
John M. Starcher, Jr.

/s/ Shirley A. Weis	Director	February 17, 2022
Shirley A. Weis