Form 10-Q
period 2022-03-31
MEDNAX, INC.
filed 2022-04-28
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

On April 22, 2022, the registrant had outstanding 87,261,467 shares of Common Stock, par value $.01 per share.

Mednax, Inc.

Mednax, Inc.

Consolidated Balance Sheets

(in thousands)

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$7,179	$387,391
Short-term investments	89,576	99,715
Accounts receivable, net	317,619	301,775
Prepaid expenses	16,323	18,538
Income taxes receivable	—	14,249
Other current assets	9,080	18,896
Total current assets	439,777	840,564
Property and equipment, net	72,458	70,154
Goodwill	1,528,694	1,505,430
Intangible assets, net	21,050	21,565
Operating and finance lease right-of-use assets	66,055	65,461
Deferred income tax assets	84,741	88,344
Other assets	128,201	131,028
Total assets	$2,340,976	$2,722,546
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$232,089	$394,118
Current portion of finance lease liabilities	2,404	2,490
Current portion of operating lease liabilities	20,885	19,684
Income taxes payable	14,349	11,074
Total current liabilities	269,727	427,366
Line of credit	149,000	—
Long-term debt and finance lease liabilities, net	655,930	1,002,258
Long-term operating lease liabilities	40,989	41,396
Long-term professional liabilities	265,082	271,093
Deferred income tax liabilities	39,301	41,409
Other liabilities	43,871	42,332
Total liabilities	1,463,900	1,825,854
Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000 shares authorized; 87,184 and 86,423 shares issued and outstanding, respectively	872	864
Additional paid-in capital	1,054,141	1,049,696
Accumulated other comprehensive (loss) income	(1,351)	1,317
Retained deficit	(176,586)	(155,390)
Total Mednax, Inc. shareholders’ equity	877,076	896,487
Noncontrolling interest	—	205
Total equity	877,076	896,692
Total liabilities and equity	$2,340,976	$2,722,546

The accompanying notes are an integral part of these Consolidated Financial Statements.

Mednax, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net revenue	$482,229	$446,753
Operating expenses:
Practice salaries and benefits	343,155	319,012
Practice supplies and other operating expenses	28,489	22,212
General and administrative expenses	61,287	66,516
Depreciation and amortization	8,769	8,031
Transformational and restructuring related expenses	1,421	4,878
Total operating expenses	443,121	420,649
Income from operations	39,108	26,104
Investment and other income	875	5,967
Interest expense	(11,818)	(17,645)
Loss on early extinguishment of debt	(57,016)	(14,532)
Equity in earnings of unconsolidated affiliate	505	495
Total non-operating expenses	(67,454)	(25,715)
(Loss) income from continuing operations before income taxes	(28,346)	389
Income tax benefit	7,401	4,955
(Loss) income from continuing operations	(20,945)	5,344
(Loss) income from discontinued operations, net of tax	(247)	12,290
Net (loss) income	(21,192)	17,634
Net loss attributable to noncontrolling interest	4	8
Net (loss) income attributable to Mednax, Inc.	$(21,188)	$17,642
Per common and common equivalent share data:
(Loss) income from continuing operations:
Basic	$(0.25)	$0.06
Diluted	$(0.25)	$0.06
Income from discontinued operations:
Basic	$—	$0.15
Diluted	$—	$0.15
Net (loss) income attributable to Mednax, Inc.:
Basic	$(0.25)	$0.21
Diluted	$(0.25)	$0.21
Weighted average common shares:
Basic	85,405	84,526
Diluted	85,405	85,491

The accompanying notes are an integral part of these Consolidated Financial Statements.

Mednax, Inc.

Consolidated Statements of Equity

(in thousands)

	Common Stock
	Number of		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
2022
Balance at January 1, 2022	86,423	$864	$1,049,696	$1,317	$(155,185)	$896,692
Net loss	—	—	—	—	(21,188)	(21,188)
Dissolution of and net loss attributable to noncontrolling interest (1)	—	—	10	—	(213)	(203)
Unrealized holding loss on investments, net of tax	—	—	—	(2,668)	—	(2,668)
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	50	—	1,174	—	—	1,174
Issuance of restricted stock	766	8	(8)	—	—	—
Forfeitures of restricted stock	(5)	—	—	—	—	—
Stock-based compensation expense	—	—	4,435	—	—	4,435
Repurchased common stock	(50)	—	(1,166)	—	—	(1,166)
Balance at March 31, 2022	87,184	$872	$1,054,141	$(1,351)	$(176,586)	$877,076
2021
Balance at January 1, 2021	85,593	$856	$1,029,453	$3,530	$(286,122)	$747,717
Net income	—	—	—	—	17,642	17,642
Net loss attributable to noncontrolling interest (1)	—	—	—	—	(8)	(8)
Unrealized holding loss on investments, net of tax	—	—	—	(1,133)	—	(1,133)
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	52	—	1,042	—	—	1,042
Issuance of restricted stock	660	7	(7)	—	—	—
Forfeitures of restricted stock	(13)	—	—	—	—	—
Stock-based compensation expense	—	—	3,717	—	—	3,717
Repurchased common stock	(82)	(1)	(1,993)	—	—	(1,994)
Balance at March 31, 2021	86,210	$862	$1,032,212	$2,397	$(268,488)	$766,983

(1)
Net loss component is presented within retained deficit on the consolidated balance sheet as the balance is immaterial.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Mednax, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(21,188)	$17,642
Loss (income) from discontinued operations	247	(12,290)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	8,769	8,031
Amortization of premiums, discounts and issuance costs	577	994
Loss on early extinguishment of debt	57,016	14,532
Stock-based compensation expense	4,435	3,717
Deferred income taxes	2,389	(16,016)
Other	(605)	(638)
Changes in assets and liabilities:
Accounts receivable	(20,152)	(11,633)
Prepaid expenses and other current assets	16,212	47,799
Other long-term assets	863	(90)
Accounts payable and accrued expenses	(159,271)	(106,937)
Income taxes receivable	17,216	(18,501)
Long-term professional liabilities	2,684	(916)
Other liabilities	877	(24,620)
Net cash used in operating activities – continuing operations	(89,931)	(98,926)
Net cash (used in) provided by operating activities - discontinued operations	(7,551)	16,738
Net cash used in operating activities	(97,482)	(82,188)
Cash flows from investing activities:
Acquisition payments, net of cash acquired	(25,667)	(5,957)
Purchases of investments	(1,272)	(5,138)
Proceeds from maturities or sales of investments	7,712	7,433
Purchases of property and equipment	(7,145)	(9,052)
Other	99	—
Net cash used in investing activities – continuing operations	(26,273)	(12,714)
Net cash provided by investing activities - discontinued operations	—	2,350
Net cash used in investing activities	(26,273)	(10,364)
Cash flows from financing activities:
Borrowings on credit agreement	248,500	—
Payments on credit agreement	(99,500)	—
Redemption of senior notes, including call premium	(1,046,880)	(759,848)
Proceeds from senior notes and term loan	650,000	—
Payments for financing costs	(7,924)	—
Payments on finance lease obligations	(747)	(672)
Proceeds from issuance of common stock	1,174	1,042
Repurchases of common stock	(1,166)	(1,994)
Other	86	(189)
Net cash used in financing activities – continuing operations	(256,457)	(761,661)
Net cash used in financing activities	(256,457)	(761,661)
Net decrease in cash and cash equivalents	(380,212)	(854,213)
Cash and cash equivalents at beginning of period	387,391	1,123,843
Cash and cash equivalents at end of period	$7,179	$269,630

The accompanying notes are an integral part of these Consolidated Financial Statements.

Mednax, Inc.

Notes to Consolidated Financial Statements

March 31, 2022

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

The Company is a party to a joint venture in which it owns a 37.5% economic interest. The Company accounts for this joint venture under the equity method of accounting because the Company exercises significant influence over, but does not control, this entity. The Company was also a party to another joint venture in which it owned a 51% economic interest and for which it was deemed the primary beneficiary. This joint venture was dissolved in February 2022. The operating results related to this joint venture prior to the dissolution and impacts from such dissolution were not material.

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

2. Coronavirus Pandemic (“COVID-19”):

COVID-19 has had an impact on the demand for medical services provided by the Company's affiliated clinicians. Beginning in mid-March 2020 and through the second quarter of 2020, the Company’s affiliated office-based practices, which specialize in maternal-fetal medicine, pediatric cardiology, and numerous pediatric subspecialties, experienced a significant elevation of appointment cancellations compared to historical normal levels. The Company believes COVID-19, either directly or indirectly, also had an impact on its neonatology intensive care unit (“NICU”) patient volumes. Overall, the Company's operating results were significantly impacted by COVID-19 beginning in mid-March 2020, but volumes began to normalize in mid-2020 and substantially recovered throughout 2020 with no material impacts from COVID-19 or its variants in 2021 or thus far in 2022. However, due to the continued uncertainties surrounding the timeline of and impacts from COVID-19 and with multiple variant strains still circulating, the Company is unable to predict the ultimate impact on its business, financial condition, results of operations, cash flows and the trading price of its securities at this time.

CARES Act

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing financial aid to the healthcare industry to reimburse healthcare providers for lost revenue and expenses attributable to COVID-19. The Department of Health and Human Services (“HHS”) is administering this program and began disbursing funds in April 2020, of which the Company’s affiliated physician practices within continuing operations received an aggregate of $26.1 million during the year ended December 31, 2021 and $10.4 million during the three months ended March 31, 2022. The Company has applications pending for certain affiliated physician practices for incremental relief beyond what has been received.

3. Cash Equivalents and Investments:

As of March 31, 2022 and December 31, 2021, the Company's cash equivalents consisted entirely of money market funds totaling $2.1 million and $2.4 million, respectively.

Investments held are all classified as current and at March 31, 2022 and December 31, 2021 are summarized as follows (in thousands):

	March 31, 2022	December 31, 2021
Corporate securities	$63,924	$72,964
Municipal debt securities	12,629	13,215
U.S. Treasury securities	4,976	5,205
Certificates of deposit	4,300	4,404
Federal home loan securities	3,747	3,927
	$89,576	$99,715

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

The following table presents information about the Company’s financial instruments that are accounted for at fair value on a recurring basis at March 31, 2022 and December 31, 2021 (in thousands):

		Fair Value
	Fair Value Category	March 31, 2022	December 31, 2021
Assets:
Money market funds	Level 1	$2,090	$2,442
Short-term investments	Level 2	89,576	99,715
Mutual Funds	Level 1	17,481	18,542

The following table presents information about the Company’s financial instruments that are not carried at fair value at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
2027 Notes	—	—	$1,000,000	$1,047,190
2030 Notes	$400,000	$385,000	—	—

The Company redeemed the full principal balance of its 6.25% senior unsecured notes due 2027 (the “2027 Notes”) in February 2022.

The carrying amounts of cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments.

5. Accounts Receivable and Net Revenue:

Accounts receivable, net consists of the following (in thousands):

	March 31, 2022	December 31, 2021

Gross accounts receivable	$1,476,705	$1,393,584
Allowance for contractual adjustments and uncollectibles	(1,159,086)	(1,091,809)
	$317,619	$301,775

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

The following table summarizes the Company’s net revenue by category (in thousands):

	Three Months Ended March 31,
	2022	2021
Net patient service revenue	$406,035	$381,063
Hospital contract administrative fees	63,526	57,066
Other revenue	12,668	8,624
	$482,229	$446,753

The approximate percentage of net patient service revenue by type of payor was as follows:

	Three Months Ended March 31,
	2022	2021
Contracted managed care	67%	69%
Government	26	25
Other third-parties	5	5
Private-pay patients	2	1
	100%	100%

6. Business Combinations and Discontinued Operations:

Business Combinations

During the three months ended March 31, 2022, the Company completed the acquisition of one multi-location pediatric urgent care practice for total consideration of $26.0 million, of which $24.0 million was paid in cash at closing and $2.0 million is recorded as a contingent consideration liability. This acquisition expanded the Company’s national network of physician practices across women’s and children’s services and particularly its entry into the pediatric primary and urgent care service line. In connection with this acquisition, the Company recorded tax deductible goodwill of $23.3 million, fixed assets of $1.7 million and other intangible assets consisting primarily of physician and hospital agreements of $1.0 million.

Discontinued Operations – Anesthesiology Services Medical Group

The Company divested its anesthesiology services medical group in May 2020. During the three months ended March 31, 2022, the Company recorded nominal changes to the loss on sale, primarily for certain transaction related true ups. During the three months ended March 31, 2021, the Company recorded a net decrease to the loss on sale of $12.3 million. The decrease to the loss on sale primarily related to an adjustment to the sales proceeds and book values of net assets sold resulting from a mutual agreement between the buyer and seller to treat a portion of the divestiture as an asset sale for tax purposes and the disposal of the single anesthesia practice that remained after the divestiture of the anesthesiology medical group in May 2020. The net changes to the loss on sale are reflected as a component of discontinued operations, net of income taxes, in the Company’s Consolidated Statements of Income for the three months ended March 31, 2022 and 2021. The Company’s continuing operations financial statements for the three months ended March 31, 2021 reflect the Company’s best estimate of the income tax effects associated with the asset sale change. These estimates include an increase in income tax receivable of $18.0 million, of which $7.0 million is related to loss carryback provisions enacted under the CARES Act, an increase in deferred tax assets of $13.0 million and a reduction to capital loss carryforwards and offsetting valuation allowance of $65.0 million.

Discontinued Operations – Radiology Services Medical Group

The Company divested its radiology services medical group in December 2020. During the three months ended March 31, 2022 and 2021, the Company recorded nominal changes to the loss on sale, primarily for certain transaction related true ups.

7. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Accounts payable	$30,315	$36,645
Accrued salaries and incentive compensation	75,419	213,974
Accrued payroll taxes and benefits	29,628	34,994
Accrued professional liabilities	34,042	37,729
Accrued interest	3,205	29,052
Other accrued expenses	59,480	41,724
	$232,089	$394,118

The net decrease in accrued salaries and incentive compensation of $138.6 million, from December 31, 2021 to March 31, 2022, is primarily due to the payment of performance-based incentive compensation, principally to the Company’s affiliated physicians, partially offset by performance-based incentive compensation accrued during the three months ended March 31, 2022. A majority of the Company’s payments for performance-based incentive compensation is paid annually during the first quarter.

8. Line of Credit and Long Term Debt:

On February 11, 2022, the Company issued $400.0 million of 5.375% unsecured senior notes due 2030 (the “2030 Notes”). The Company used the net proceeds from the issuance of the 2030 Notes, together with $100.0 million drawn under the Revolving Credit Line (as defined below), $250.0 million of Term A Loan (as defined below) and approximately $308.0 million of cash on hand, to redeem (the “Redemption”) the 2027 Notes, which had an outstanding principal balance of $1.0 billion, and to pay costs, fees and expenses associated with the Redemption and the Credit Agreement Amendment (as defined below).

Interest on the 2030 Notes accrues at the rate of 5.375% per annum, or $21.5 million, and is payable semi-annually in arrears on February 15 and August 15, beginning on August 15, 2022. The Company's obligations under the 2030 Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee the Amended Credit Agreement (as defined below). The indenture under which the 2030 Notes are issued, among other things, limits the Company's ability to (1) incur liens and (2) enter into sale and lease-back transactions, and also limits the Company's ability to merge or dispose of all or substantially all of its assets, in all cases, subject to a number of customary exceptions. Although the Company is not required to make mandatory redemption or sinking fund payments with respect to the 2030 Notes, upon the occurrence of a change in control, the Company may be required to repurchase the 2030 Notes at a purchase price equal to 101% of the aggregate principal amount of the 2030 Notes repurchased plus accrued and unpaid interest.

Also in connection with the Redemption, the Company amended and restated the Credit Agreement (the “Credit Agreement Amendment”) concurrently with the issuance of the 2030 Notes. The Credit Agreement, as amended by the Credit Agreement Amendment (the “Amended Credit Agreement”), among other things, (i) refinanced the prior unsecured revolving credit facility with a $450 million unsecured revolving credit facility, including a $37.5 million sub-facility for the issuance of letters of credit (the “Revolving Credit Line”), and a new $250 million term A loan facility (“Term A Loan”) and (ii) removed JPMorgan Chase Bank, N.A., as the administrative agent under the Credit Agreement and appointed Bank of America, N.A. as the administrative agent for the lenders under the Amended Credit Agreement.

The Amended Credit Agreement matures on February 11, 2027 and is guaranteed on an unsecured basis by substantially all of the Company's subsidiaries and affiliated professional contractors. At the Company's option, borrowings under the Amended Credit Agreement bear interest at (i) the Alternate Base Rate (defined as the highest of (a) the prime rate as announced by Bank of America, N.A., (b) the Federal Funds Rate plus 0.50% and (c) Term Secured Overnight Financing Rate ("SOFR") for an interest period of one month plus 1.00% with a 1.00% floor) plus an applicable margin rate of 0.50% for the first two fiscal quarters after the date of the Credit Agreement Amendment, and thereafter at an applicable margin rate ranging from 0.125% to 0.750% based on the Company's consolidated net leverage ratio or (ii) Term SOFR rate (calculated as the Secured Overnight Financing Rate published on the applicable Reuters screen page plus a spread adjustment of 0.10%, 0.15% or 0.25% depending on if the Company selects a one-month, three-month or six-month interest period, respectively, for the applicable loan with a 0% floor), plus an applicable margin rate of 1.50% for the first two full fiscal quarters after the date of the Credit Agreement Amendment, and thereafter at an applicable margin rate ranging from 1.125% to 1.750% based on the Company's consolidated net leverage ratio. The Amended Credit Agreement also provides for other customary fees and charges, including an unused commitment fee with respect to the Revolving Credit Line ranging from 0.150% to 0.200% of the unused lending commitments under the Revolving Credit Line, based on the Company's consolidated net leverage ratio.

The Amended Credit Agreement contains customary covenants and restrictions, including covenants that require the Company to maintain a minimum interest coverage ratio, a maximum consolidated total consolidated net leverage ratio and to comply with laws, and restrictions on the ability to pay dividends, incur indebtedness or liens and make certain other distributions subject to baskets and exceptions, in each case, as specified therein. Failure to comply with these covenants would constitute an event of default under the Amended Credit Agreement, notwithstanding the ability of the Company to meet its debt service obligations. The Amended Credit Agreement includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Amended Credit Agreement. In addition, the Company may increase the principal amount of the Revolving Credit Line or incur additional term loans under the Amended Credit Agreement in an aggregate principal amount such that on a pro forma basis after giving effect to such increase or additional term loans, the Company would be in compliance with the financial covenants, subject to the satisfaction of specified conditions and additional caps in the event that the Amended Credit Agreement is secured.

At March 31, 2022, the Company had an outstanding principal balance on the Amended Credit Agreement of $399.0 million, composed of $149.0 million under the Revolving Credit Line and $250.0 million under the Term A Loan. The Company had $301.0 million available on its Amended Credit Agreement at March 31, 2022.

At March 31, 2022, the Company had an outstanding principal balance of $400.0 million on the 2030 Notes.

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

The calculation of shares used in the basic and diluted net income per common share calculation for the three months ended March 31, 2022 and 2021 is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Weighted average number of common shares outstanding	85,405	84,526
Weighted average number of dilutive common share equivalents	-	965
Weighted average number of common and common equivalent shares outstanding (a)	85,405	85,491
Antidilutive securities not included in the diluted net income per common share calculation	248	18

(a)
Due to a loss from continuing operations for the three months ended March 31, 2022, no incremental shares are included because the effect would be antidilutive.

10. Stock Incentive Plans and Stock Purchase Plans:

The Company’s Amended and Restated 2008 Incentive Compensation Plan (the “Amended and Restated 2008 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property.

Under the Amended and Restated 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards generally vest upon the satisfaction of specified performance-based conditions and service-based conditions. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the three months ended March 31, 2022, the Company granted 0.8 million shares of restricted stock to its employees under the Amended and Restated 2008 Incentive Plan. At March 31, 2022, the Company had 9.4 million shares available for future grants and awards under the Amended and Restated 2008 Incentive Plan.

Under the Company’s Amended and Restated 1996 Non-Qualified Employee Stock Purchase Plan, as amended (the “ESPP”), employees are permitted to purchase the Company's common stock at 85% of market value on January 1st, April 1st, July 1st and October 1st of each year. Under the Company’s 2015 Non-Qualified Stock Purchase Plan (the “SPP”), certain eligible non-employee service providers are permitted to purchase the Company’s common stock at 90% of market value on January 1st, April 1st, July 1st and October 1st of each year.

The Company recognizes stock-based compensation expense for the discount received by participating employees and non-employee service providers. During the three months ended March 31, 2022, approximately 0.1 million shares were issued under the

ESPP. At March 31, 2022, the Company had approximately 2.7 million shares reserved for issuance under the ESPP. At March 31, 2022, the Company had approximately 61,000 shares in the aggregate reserved for issuance under the SPP. No shares have been issued under the SPP since 2020.

During the three months ended March 31, 2022 and 2021, the Company recognized stock-based compensation expense of $4.4 million and $3.7 million, respectively.

11. Common Stock Repurchase Programs:

In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Company’s equity compensation programs. The share repurchase program allows the Company to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. No shares were purchased under this program during the three months ended March 31, 2022.

In August 2018, the Company announced that its Board of Directors had authorized the repurchase of up to $500.0 million of the Company’s common stock in addition to its existing share repurchase program, of which $94.0 million remained available for repurchase as of December 31, 2021. Under this share repurchase program, during the three months ended March 31, 2022, the Company withheld approximately 50,000 shares of its common stock to satisfy minimum statutory withholding obligations of $1.2 million in connection with the vesting of restricted stock.

The Company intends to utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

12. Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company's business, financial condition, results of operations, cash flows and the trading price of its securities. The Company has not included an accrual for these matters as of March 31, 2022 in its Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the principal factors that have affected our financial condition and results of operations, as well as our liquidity and capital resources, for the periods described. This discussion should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto included in this Quarterly Report. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on February 17, 2022 (the “2021 Form 10-K”). As used in this Quarterly Report, the terms “Mednax”, the “Company”, “we”, “us” and “our” refer to the parent company, Mednax, Inc., a Florida corporation, and the consolidated subsidiaries through which its businesses are actually conducted (collectively, “MDX”), together with MDX’s affiliated business corporations or professional associations, professional corporations, limited liability companies and partnerships (“affiliated professional contractors”). Certain subsidiaries of MDX have contracts with our affiliated professional contractors, which are separate legal entities that provide physician services in certain states and Puerto Rico. The following discussion contains forward-looking statements. Please see the Company’s 2021 Form 10-K, including Item 1A, Risk Factors, for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. In addition, please see “Caution Concerning Forward-Looking Statements” below.

Overview

Mednax is a leading provider of physician services including newborn, maternal-fetal, pediatric cardiology and other pediatric subspecialty care. Our national network is comprised of affiliated physicians who provide clinical care in 38 states and Puerto Rico. Our affiliated physicians provide neonatal clinical care, primarily within hospital-based neonatal intensive care units (“NICUs”), to babies born prematurely or with medical complications; and maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network also includes other pediatric subspecialists, including those who provide pediatric intensive care, pediatric cardiology care, hospital-based pediatric care, pediatric surgical care, pediatric ear, nose and throat, pediatric ophthalmology, pediatric urology services and pediatric primary and urgent care.

Coronavirus Pandemic (COVID-19)

COVID-19 has had an impact on the demand for medical services provided by our affiliated clinicians. Beginning in mid-March 2020, our affiliated office-based practices, which specialize in maternal-fetal medicine, pediatric cardiology, and numerous pediatric subspecialties, experienced a significant elevation of appointment cancellations compared to historical normal levels. We believe COVID-19, either directly or indirectly, also had an impact on our NICU patient volumes. Overall, our operating results were significantly impacted by COVID-19 beginning in mid-March 2020, but volumes began to normalize in mid-2020 and substantially recovered throughout 2020 with no material impacts from COVID-19 or its variants in 2021 or thus far in 2022. However, due to the continued uncertainties surrounding the timeline of and impacts from COVID-19 and with multiple variant strains still circulating, we are unable to predict the ultimate impact on our business, financial condition, results of operations, cash flows and the trading price of our securities at this time.

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing financial aid to the healthcare industry to reimburse healthcare providers for lost revenue and expenses attributable to COVID-19. The Department of Health and Human Services (“HHS”) is administering this program, and our affiliated physician practices within continuing operations received an aggregate of $26.1 million in relief payments during the year ended December 31, 2021 and $10.4 million during the three months ended March 31, 2022.

General Economic Conditions and Other Factors

Our operations and performance depend significantly on economic conditions. During the three months ended March 31, 2022, the percentage of our patient service revenue being reimbursed under government-sponsored healthcare programs (“GHC Programs”) decreased slightly as compared to the three months ended March 31, 2021. We could, however, experience shifts toward GHC Programs if changes occur in economic behaviors or population demographics within geographic locations in which we provide services, including an increase in unemployment and underemployment as well as losses of commercial health insurance or if there are additional impacts from COVID-19 or its variants. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, costs of managed care premiums and patient responsibility amounts continue to rise, and accordingly, we may experience lower net revenue resulting from increased bad debt due to patients’ inability to pay for certain services.

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

Under the “No Surprises Act" ("NSA"), patients are only required to pay the in-network cost-sharing amount, which has been determined through an established regulatory formula and will count toward the patient’s health plan deductible and out-of-pocket cost-sharing limits. Providers will generally not be permitted to balance bill patients beyond this cost-sharing amount. An out-of-network provider will only be permitted to bill a patient more than the in-network cost-sharing amount for care if the provider gives the patient notice of the provider’s network status and delivers to the patient or their health plan an estimate of charges within certain specified timeframes, and obtains the patient’s written consent prior to the delivery of care. Providers that violate these surprise billing prohibitions may be subject to state enforcement action or federal civil monetary penalties. Out of network providers can pursue recourse through an independent dispute resolution ("IDR") process to determine payment amounts for out of network services. These IDR results will bind both the provider and payor for a 90-day period. The final rules implementing the NSA are currently being reviewed by the Department of Health and Human Services, Department of Labor and Department of Treasury. In addition, certain IDR-related provisions of the NSA Interim Final Rules are being challenged in courts by many provider groups, and the result of this litigation may alter the NSA Interim Final Rules and the final rules that are expected to be published later in 2022. Accordingly, we cannot predict how these IDR results will compare to the rates that our affiliated physicians customarily receive for their services.

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

Non-GAAP Measures

In our analysis of our results of operations, we use certain non-GAAP financial measures. We report adjusted earnings before interest, taxes and depreciation and amortization from continuing operations, which is defined as income (loss) from continuing operations before interest, income taxes, depreciation and amortization, and transformational and restructuring related expenses. We also report adjusted earnings per share (“Adjusted EPS”) from continuing operations which consists of diluted income (loss) from continuing operations per common and common equivalent share adjusted for amortization expense, stock-based compensation expense, transformational and restructuring related expenses and any impacts from discrete tax events. For the three months ended March 31, 2022 and 2021, both Adjusted EBITDA and Adjusted EPS are being further adjusted to exclude the impacts from the loss on the early extinguishment of debt.

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

For a reconciliation of each of Adjusted EBITDA from continuing operations and Adjusted EPS from continuing operations to the most directly comparable GAAP measures for the three months ended March 31, 2022 and 2021, refer to the tables below (in thousands, except per share data).

	Three Months Ended March 31,
	2022	2021
(Loss) income from continuing operations attributable to Mednax, Inc.	$(20,941)	$5,352
Interest expense	11,818	17,645
Loss on early extinguishment of debt	57,016	14,532
Income tax benefit	(7,401)	(4,955)
Depreciation and amortization expense	8,769	8,031
Transformational and restructuring related expenses	1,421	4,878
Adjusted EBITDA from continuing operations attributable to Mednax, Inc.	$50,682	$45,483

	Three Months Ended March 31,
	2022		2021
Weighted average diluted shares outstanding	85,405		85,491
(Loss) income from continuing operations and diluted income from continuing operations per share attributable to Mednax, Inc.	$(20,941)	$(0.25)	$5,352	$0.06
Adjustments (1):
Amortization (net of tax of $541 and $890)	1,621	0.02	2,672	0.03
Stock-based compensation (net of tax of $1,109 and $929)	3,326	0.04	2,788	0.03
Transformational and restructuring expenses (net of tax of $355 and $1,219)	1,066	0.01	3,659	0.04
Loss on early extinguishment of debt (net of tax of $14,254 and $3,633)	42,762	0.50	10,899	0.13
Net impact from discrete tax events	492	0.01	(5,067)	(0.05)
Adjusted income and diluted EPS from continuing operations attributable to Mednax, Inc.	$28,326	$0.33	$20,303	$0.24

(1)
A blended tax rate of 25% was used to calculate the tax effects of the adjustments for the three months ended March 31, 2022 and 2021.

Results of Operations

Three Months Ended March 31, 2022 as Compared to Three Months Ended March 31, 2021

Our net revenue attributable to continuing operations was $482.2 million for the three months ended March 31, 2022, as compared to $446.8 million for the same period in 2021. The increase in revenue of $35.4 million, or 7.9%, was primarily attributable to increases in revenue from net acquisitions and to a lesser extent growth in same-unit revenue. Same units are those units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue increased by $5.6 million, or 1.3%. The increase in same-unit net revenue was comprised of an increase of $14.2 million, or 3.2%, related to patient service volumes, partially offset by a decrease of $8.6 million, or 1.9%, from net reimbursement-related factors. The increase in revenue from patient service volumes was related to increases across all of our hospital-based and office-based women's and children's services. The net decrease in revenue related to net reimbursement-related factors was primarily due to a decrease in revenue resulting from certain revenue cycle management transition activities, partially offset by increases in revenue from CARES Act relief and contract and administrative fees received from our hospital partners.

Practice salaries and benefits attributable to continuing operations increased $24.2 million, or 7.6%, to $343.2 million for the three months ended March 31, 2022, as compared to $319.0 million for the same period in 2021. Of the $24.2 million increase, $19.3 million was related to salaries which primarily reflected increases in clinician compensation expense and $4.9 million was related to benefits and incentive compensation.

Practice supplies and other operating expenses attributable to continuing operations increased $6.3 million, or 28.3%, to $28.5 million for the three months ended March 31, 2022, as compared to $22.2 million for the same period in 2021. The increase was primarily attributable to practice supply, rent and other costs related to our acquisitions and to a lesser extent net increases at our existing units.

General and administrative expenses attributable to continuing operations primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our affiliated physician practices and services. General and administrative expenses were $61.3 million for the three months ended March 31, 2022, as compared to $66.5 million for the same period in 2021. The net decrease of $5.2 million is primarily related to lower professional fees, including legal fees, as well as a net savings in revenue cycle management expenses. General and administrative expenses as a percentage of net revenue was 12.7% for the three months ended March 31, 2022, as compared to 14.9% for the same period in 2021.

Transformational and restructuring related expenses attributable to continuing operations were $1.4 million for the three months ended March 31, 2022, as compared to $4.9 million for the same period in 2021. The decrease of $3.5 million reflects the continued reduction in the scope of activities with the expenses during the first quarter of 2022 primarily for position eliminations.

Depreciation and amortization expense attributable to continuing operations was $8.8 million for the three months ended March 31, 2022, as compared to $8.0 million for the same period in 2021. The net increase of $0.8 million was primarily related to an increase in depreciation expense for new information technology equipment, partially offset by lower amortization expense related to intangible assets.

Income from operations attributable to continuing operations increased $13.0 million, or 49.8%, to $39.1 million for the three months ended March 31, 2022, as compared to $26.1 million for the same period in 2021. Our operating margin was 8.1% for the three months ended March 31, 2022, as compared to 5.8% for the same period in 2021. The increase in our operating margin was primarily due to higher acquisition and organic related revenue growth, CARES Act relief and net decreases in overall operating expenses. Excluding transformation and restructuring related expenses, our income from operations attributable to continuing operations was $40.5 million and $31.0 million, and our operating margin was 8.4% and 6.9% for the three months ended March 31, 2022 and 2021, respectively. We believe excluding the impacts from the transformational and restructuring related activity provides a more comparable view of our operating income and operating margin from continuing operations.

Total non-operating expenses attributable to continuing operations were $67.5 million for the three months ended March 31, 2022, as compared to $25.7 million for the same period in 2021. The net increase in non-operating expenses was primarily related to the $57.0 million loss on early extinguishment of debt resulting from the redemption of our 6.25% senior unsecured notes due 2027 (the “2027 Notes”) in February 2022 and interest expense related to a new issuance of 5.375% senior unsecured notes due 2030 (the "2030 Notes"), partially offset by a decrease in interest expense related to the 2027 Notes.

Our effective income tax rate attributable to continuing operations (“tax rate”) was 26.1% for the three months ended March 31, 2022 and was not meaningful for three months ended March 31, 2021. The first quarter 2021 tax rate was impacted primarily by a discrete tax benefit of $7.1 million related to a change in estimate for the 2020 net operating loss carryback as allowed under the CARES Act for refund at the 35% federal rate. After excluding discrete tax impacts, during the three months ended March 31, 2022 and 2021, our effective income tax rate was 27.9% and 28.2%, respectively. We believe excluding discrete tax impacts provides a more comparable view of our tax rate.

Loss from continuing operations attributable to Mednax, Inc. was $20.9 million for the three months ended March 31, 2022, driven by the loss on early extinguishment of debt, as compared to income of $5.4 million for the same period in 2021. Adjusted EBITDA from continuing operations attributable to Mednax, Inc. was $50.7 million for the three months ended March 31, 2022, as compared to $45.5 million for the same period in 2021.

Diluted loss from continuing operations per common and common equivalent share attributable to Mednax, Inc. was $0.25 on weighted average shares outstanding of 85.4 million for the three months ended March 31, 2022, as compared to diluted net income of $0.06 on weighted average shares outstanding of 85.5 million for the same period in 2021. Adjusted EPS from continuing operations was $0.33 for the three months ended March 31, 2022, as compared to $0.24 for the same period in 2021.

Loss from discontinued operations, net of tax, was $0.2 million for the three months ended March 31, 2022, as compared to income of $12.3 million for the same period in 2021. Diluted loss from discontinued operations per common and common equivalent share was nominal for the three months ended March 31, 2022, as compared to diluted net income of $0.15 for the three months ended March 31, 2021.

Net loss attributable to Mednax, Inc. was $21.2 million for the three months ended March 31, 2022, as compared to income of $17.6 million for the same period in 2021. Diluted net loss per common and common equivalent share attributable to Mednax, Inc. was $0.25 for the three months ended March 31, 2022, as compared to diluted net income of $0.21 for the same period in 2021.

Liquidity and Capital Resources

As of March 31, 2022, we had $7.2 million of cash and cash equivalents attributable to continuing operations as compared to $387.4 billion at December 31, 2021. Additionally, we had working capital attributable to continuing operations of $170.1 million at March 31, 2022, a decrease of $243.1 million from working capital of $413.2 billion at December 31, 2021. The net decrease in working capital is primarily due to the redemption of the 2027 Notes in February 2022.

Cash Flows from Continuing Operations

Cash used in operating, investing and financing activities from continuing operations is summarized as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating activities	$(89,931)	$(98,926)
Investing activities	(26,273)	(12,714)
Financing activities	(256,457)	(761,661)

Operating Activities from Continuing Operations

During the three months ended March 31, 2022, our net cash used in operating activities for continuing operations was $89.9 million, compared to $98.9 million for the same period in 2021. The net decrease in cash used of $9.0 million was primarily due to a decrease in cash flow due to lower earnings, changes in accounts payable and accrued expenses, primarily related to higher incentive compensation payments, and increases in cash used for prepaid expenses, other assets and accounts receivable, partially offset by increases in cash flow from income taxes, deferred income taxes and other liabilities.

During the three months ended March 31, 2022, cash flow from accounts receivable for continuing operations decreased by $20.2 million, as compared to $11.6 million for the same period in 2021. The decrease in cash flow from accounts receivable for the three months ended March 31, 2022 was primarily due to increases in ending accounts receivable balances at existing units due to timing of revenue cycle management activities.

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO for continuing operations was 59.2 days at March 31, 2022 as compared to 55.2 days at December 31, 2021. The increase in our DSO primarily related to the timing of cash collections at our existing units.

Investing Activities from Continuing Operations

During the three months ended March 31, 2022, our net cash used in investing activities for continuing operations of $26.3 million consisted of acquisitions payments of $25.7 million and capital expenditures of $7.1 million, partially offset by net proceeds from maturities and sales of investments of $6.4 million.

Financing Activities from Continuing Operations

During the three months ended March 31, 2022, our net cash used in financing activities for continuing operations of $256.5 million primarily consisted of $1.05 billion related to the redemption of the 2027 Notes, including the call premium, payments for financing costs of $7.9 million and the repurchase of $1.2 million of our common stock, partially offset by $400.0 million in proceeds from the issuance of the 2030 Notes, $250.0 million from our new term loan and net borrowings on our revolving line of credit of $149.0 million.

Liquidity

On February 11, 2022, we issued $400.0 million of 5.375% unsecured senior notes due 2030 (the “2030 Notes”). We used the net proceeds from the issuance of the 2030 Notes, together with $100.0 million drawn under our Revolving Credit Line (as defined below), $250.0 million of Term A Loan (as defined below) and approximately $308.0 million of cash on hand, to redeem (the “Redemption”) the 2027 Notes, which had an outstanding principal balance of $1.0 billion, and to pay costs, fees and expenses associated with the Redemption and the Credit Agreement Amendment (as defined below).

Also in connection with the Redemption, we amended and restated the Credit Agreement (the “Credit Agreement Amendment”) concurrently with the issuance of the 2030 Notes. The Credit Agreement, as amended by the Credit Agreement Amendment (the “Amended Credit Agreement”), among other things, (i) refinanced the prior unsecured revolving credit facility with a $450.0 million unsecured revolving credit facility, including a $37.5 million sub-facility for the issuance of letters of credit (the “Revolving Credit Line”), and a new $250.0 million term A loan facility (“Term A Loan”) and (ii) removed JPMorgan Chase Bank, N.A., as the administrative agent under the Credit Agreement and appointed Bank of America, N.A. as the administrative agent for the lenders under the Amended Credit Agreement.

The Amended Credit Agreement matures on February 11, 2027 and is guaranteed on an unsecured basis by substantially all of our subsidiaries and affiliated professional contractors. At our option, borrowings under the Amended Credit Agreement bear interest at (i) the Alternate Base Rate (defined as the highest of (a) the prime rate as announced by Bank of America, N.A., (b) the Federal Funds Rate plus 0.50% and (c) Term Secured Overnight Financing Rate ("SOFR") for an interest period of one month plus 1.00% with a 1.00% floor) plus an applicable margin rate of 0.50% for the first two fiscal quarters after the date of the Credit Agreement Amendment, and thereafter at an applicable margin rate ranging from 0.125% to 0.750% based on our consolidated net leverage ratio or (ii) Term SOFR rate (calculated as the Secured Overnight Financing Rate published on the applicable Reuters screen page plus a spread adjustment of 0.10%, 0.15% or 0.25% depending on if we select a one-month, three-month or six-month interest period, respectively, for the applicable loan with a 0% floor), plus an applicable margin rate of 1.50% for the first two full fiscal quarters after the date of the Credit Agreement Amendment, and thereafter at an applicable margin rate ranging from 1.125% to 1.750% based on our consolidated net leverage ratio. The Amended Credit Agreement also provides for other customary fees and charges, including an unused commitment fee with respect to the Revolving Credit Line ranging from 0.150% to 0.200% of the unused lending commitments under the Revolving Credit Line, based on our consolidated net leverage ratio.

The Amended Credit Agreement contains customary covenants and restrictions, including covenants that require us to maintain a minimum interest coverage ratio, a maximum consolidated total consolidated net leverage ratio and to comply with laws, and restrictions on the ability to pay dividends, incur indebtedness or liens and make certain other distributions subject to baskets and exceptions, in each case, as specified therein. Failure to comply with these covenants would constitute an event of default under the Amended Credit Agreement, notwithstanding the ability of the company to meet its debt service obligations. The Amended Credit Agreement includes various customary remedies for the lenders following an event of default, including the acceleration of repayment of outstanding amounts under the Amended Credit Agreement. In addition, we may increase the principal amount of the Revolving Credit Line or incur additional term loans under the Amended Credit Agreement in an aggregate principal amount such that on a pro forma basis after giving effect to such increase or additional term loans, we are in compliance with the financial covenants, subject to the satisfaction of specified conditions and additional caps in the event that the Amended Credit Agreement is secured.

During the three months ended March 31, 2022, in connection with the redemption of our 2027 Notes and the Credit Agreement Amendment, we recognized a loss on early extinguishment of debt of $57.0 million, which primarily included cash premiums on the 2027 Notes and accelerated amortization of deferred financing costs.

At March 31, 2022, we had an outstanding principal balance on the Amended Credit Agreement of $399.0 million, composed of $149.0 million under the Revolving Credit Line and $250.0 million under the Term A Loan. We had $301.0 million available on the Amended Credit Agreement at March 31, 2022.

At March 31, 2022, we had an outstanding principal balance of $400.0 million on the 2030 Notes. Our obligations under the 2030 Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee our Amended Credit Agreement. Interest on the 2030 Notes accrues at the rate of 5.375% per annum, or $21.5 million, and is payable semi-annually in arrears on February 15 and August 15, beginning on August 15, 2022.

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

At March 31, 2022, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under the Amended Credit Agreement and the 2030 Notes. We believe we will be in compliance with these covenants throughout 2022.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at March 31, 2022 was $299.1 million, of which $34.0 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet. In addition, there is a corresponding insurance receivable of $54.9 million recorded as a component of other assets for certain professional liability claims that are covered by insurance policies.

We anticipate that funds generated from operations, together with our current cash on hand and funds available under our Amended Credit Agreement, will be sufficient to finance our working capital requirements, fund anticipated acquisitions and capital expenditures, fund expenses related to our transformational and restructuring activities, fund our share repurchase programs and meet our contractual obligations for at least the next 12 months from the date of issuance of this Quarterly Report on Form 10-Q.

Caution Concerning Forward-Looking Statements

Certain information included or incorporated by reference in this Quarterly Report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements, other than statements of historical facts, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements in this Quarterly Report are made as of the date hereof, and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in the 2021 Form 10-K, including the section entitled “Risk Factors.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We intend to manage interest rate risk through the use of a combination of fixed rate and variable rate debt. We borrow under our Amended Credit Agreement at various interest rate options based on the Alternate Base Rate or SOFR rate depending on certain financial ratios. At March 31, 2022, the outstanding principal balance on our Amended Credit Agreement was $399.0 million, composed of $149.0 million under our Revolving Credit Line and a $250.0 million Term A Loan. Considering the total outstanding balance of $399.0 million, a 1% change in interest rates would result in an impact to income before taxes of approximately $4.0 million per year.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2022, we repurchased 49,707 shares of our common stock that were withheld to satisfy minimum statutory withholding obligations in connection with the vesting of restricted stock and deferred stock.

Period	Total Number of Shares Repurchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Programs (a)
January 1 – January 31, 2022	—	$—	—	(a)
February 1 – February 28, 2022	—	—	—	(a)
March 1 – March 31, 2022	49,707 (b)	23.47	—	(a)
Total	49,707	$23.47	—	(a)

(a)
We have two active repurchase programs. Our July 2013 program allows us to repurchase shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs, which is estimated to be approximately 1.0 million shares for 2022. Our August 2018 repurchase program allows us to repurchase up to an additional $500.0 million of shares of our common stock, of which we repurchased $407.2 million as of March 31, 2022.
(b)
Represents shares withheld to satisfy minimum statutory withholding obligations of an aggregate of $1.2 million in connection with the vesting of restricted stock.

The amount and timing of any future repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

Item 6. Exhibits

Exhibit No. Description

4.1

Form of 5.375% Senior Notes due 2030 (incorporated by reference to Exhibit A of the Seventh Supplemental Indenture filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated February 14, 2022).

4.2	Seventh Supplemental Indenture (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated February 14, 2022).
10.1

Amended and Restated Employment Agreement, effective February 15, 2022, by and between Mednax Services, Inc. and Mary Ann E. Moore (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K dated February 17, 2022).

10.2†

Amendment No. 4, dated as of February 11, 2022, to the Credit Agreement, dated as of October 30, 2017, among Mednax, Inc., certain of its domestic subsidiaries from time to time party thereto as guarantors, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 14, 2022).

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

Mednax, Inc.

Date: April 28, 2022	By: /s/ Mark S. Ordan
Mark S. Ordan
Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2022	By: /s/ C. Marc Richards
C. Marc Richards
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)