Form 10-Q
period 2022-06-30
Pediatrix Medical Group, Inc.
filed 2022-08-04
CIK 893949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

On July 29, 2022, the registrant had outstanding 84,353,540 shares of Common Stock, par value $.01 per share.

Pediatrix Medical Group, Inc.

Pediatrix Medical Group, Inc.

Consolidated Balance Sheets

(in thousands)

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$14,088	$387,391
Short-term investments	93,386	99,715
Accounts receivable, net	307,201	301,775
Prepaid expenses	14,240	18,538
Income taxes receivable	21,529	14,249
Other current assets	8,857	18,896
Total current assets	459,301	840,564
Property and equipment, net	72,150	70,154
Goodwill	1,532,092	1,505,430
Intangible assets, net	20,965	21,565
Operating and finance lease right-of-use assets	67,504	65,461
Deferred income tax assets	93,218	88,344
Other assets	124,386	131,028
Total assets	$2,369,616	$2,722,546
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$287,463	$394,118
Current portion of long-term debt and finance lease liabilities	14,922	2,490
Current portion of operating lease liabilities	20,620	19,684
Income taxes payable	6,410	11,074
Total current liabilities	329,415	427,366
Line of credit	153,500	—
Long-term debt and finance lease liabilities, net	639,754	1,002,258
Long-term operating lease liabilities	42,047	41,396
Long-term professional liabilities	268,052	271,093
Deferred income tax liabilities	43,080	41,409
Other liabilities	48,338	42,332
Total liabilities	1,524,186	1,825,854
Commitments and contingencies
Shareholders’ equity:
Preferred stock; $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock; $.01 par value; 200,000 shares authorized; 84,060 and 86,423 shares issued and outstanding, respectively	841	864
Additional paid-in capital	996,624	1,049,696
Accumulated other comprehensive (loss) income	(2,585)	1,317
Retained deficit	(149,450)	(155,390)
Total Pediatrix Medical Group, Inc. shareholders’ equity	845,430	896,487
Noncontrolling interest	—	205
Total equity	845,430	896,692
Total liabilities and equity	$2,369,616	$2,722,546

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$486,033	$472,959	$968,262	$919,712
Operating expenses:
Practice salaries and benefits	330,757	317,035	673,912	636,047
Practice supplies and other operating expenses	29,843	24,182	58,332	46,394
General and administrative expenses	61,165	70,968	122,452	137,484
Gain on sale of building	—	(7,280)	—	(7,280)
Depreciation and amortization	8,775	8,106	17,544	16,137
Transformational and restructuring related expenses	5,338	9,932	6,759	14,810
Total operating expenses	435,878	422,943	878,999	843,592
Income from operations	50,155	50,016	89,263	76,120
Investment and other income	844	4,176	1,719	10,143
Interest expense	(8,409)	(16,879)	(20,227)	(34,524)
Loss on early extinguishment of debt	—	—	(57,016)	(14,532)
Equity in earnings of unconsolidated affiliate	443	577	948	1,072
Total non-operating expenses	(7,122)	(12,126)	(74,576)	(37,841)
Income from continuing operations before income taxes	43,033	37,890	14,687	38,279
Income tax provision	(12,332)	(7,363)	(4,931)	(2,408)
Income from continuing operations	30,701	30,527	9,756	35,871
(Loss) income from discontinued operations, net of tax	(3,565)	4,478	(3,812)	16,768
Net income	27,136	35,005	5,944	52,639
Net loss attributable to noncontrolling interest	—	6	4	14
Net income attributable to Pediatrix Medical Group, Inc.	$27,136	$35,011	$5,948	$52,653
Per common and common equivalent share data:
Income from continuing operations:
Basic	$0.36	$0.36	$0.11	$0.42
Diluted	$0.36	$0.36	$0.11	$0.42
(Loss) income from discontinued operations:
Basic	$(0.04)	$0.05	$(0.04)	$0.20
Diluted	$(0.04)	$0.05	$(0.04)	$0.19
Net income attributable to Pediatrix Medical Group, Inc.:
Basic	$0.32	$0.41	$0.07	$0.62
Diluted	$0.32	$0.41	$0.07	$0.61
Weighted average common shares:
Basic	85,078	84,912	85,190	84,660
Diluted	85,619	85,933	85,914	85,653

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Consolidated Statements of Equity

(in thousands)

	Common Stock
	Number of		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total
	Shares	Amount	Capital	Income (Loss)	Deficit[1]	Equity
2022
Balance at January 1, 2022	86,423	$864	$1,049,696	$1,317	$(155,185)	896,692
Net loss	—	—	—	—	(21,188)	(21,188)
Dissolution of and net loss attributable to noncontrolling interest (1)	—	—	10	—	(213)	(203)
Unrealized holding loss on investments, net of tax	—	—	—	(2,668)	—	(2,668)
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	50	—	1,174	—	—	1,174
Issuance of restricted stock	766	8	(8)	—	—	—
Forfeitures of restricted stock	(5)	—	—	—	—	—
Stock-based compensation expense	—	—	4,435	—	—	4,435
Repurchased common stock	(50)	—	(1,166)	—	—	(1,166)
Balance at March 31, 2022	87,184	$872	$1,054,141	$(1,351)	$(176,586)	$877,076
Net income	—	—	—	—	27,136	27,136
Unrealized holding loss on investments, net of tax	—	—	—	(1,234)	—	(1,234)
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	82	1	1,663	—	—	1,664
Issuance of restricted stock	74	1	(1)	—	—	—
Forfeitures of restricted stock	(5)	—	—	—	—	—
Stock-based compensation expense	—	—	5,186	—	—	5,186
Repurchased common stock	(3,275)	(33)	(64,365)	—	—	(64,398)
Balance at June 30, 2022	84,060	$841	$996,624	$(2,585)	$(149,450)	$845,430
2021
Balance at January 1, 2021	85,593	$856	$1,029,453	$3,530	$(286,122)	$747,717
Net income	—	—	—	—	17,642	17,642
Net loss attributable to noncontrolling interest (1)	—	—	—	—	(8)	(8)
Unrealized holding loss on investments, net of tax	—	—	—	(1,133)	—	(1,133)
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	52	—	1,042	—	—	1,042
Issuance of restricted stock	660	7	(7)	—	—	—
Forfeitures of restricted stock	(13)	—	—	—	—	—
Stock-based compensation expense	—	—	3,717	—	—	3,717
Repurchased common stock	(82)	(1)	(1,993)	—	—	(1,994)
Balance at March 31, 2021	86,210	$862	$1,032,212	$2,397	$(268,488)	$766,983
Net income	—	—	—	—	35,011	35,011
Net loss attributable to noncontrolling interest (1)	—	—	—	—	(6)	(6)
Unrealized holding gain on investments, net of tax	—	—	—	116	—	116
Common stock issued under employee stock option, employee stock purchase plan and stock purchase plan	71	1	1,535	—	—	1,536
Issuance of restricted stock	69	1	(1)	—	—	—
Forfeitures of restricted stock	(5)	(1)	1	—	—	—
Stock-based compensation expense	—	—	5,735	—	—	5,735
Repurchased common stock	(8)	—	(251)	—	—	(251)
Balance at June 30, 2021	86,337	$863	$1,039,231	$2,513	$(233,483)	$809,124

(1)
Net loss component is presented within retained deficit on the consolidated balance sheet as the balance is immaterial.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$5,948	$52,653
(Loss) income from discontinued operations	3,812	(16,768)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	17,544	16,137
Amortization of premiums, discounts and issuance costs	857	1,838
Loss on early extinguishment of debt	57,016	14,532
Stock-based compensation expense	8,771	9,452
Deferred income taxes	(1,894)	(17,033)
Other	(1,577)	(1,205)
Gain on sale of building	—	(7,280)
Changes in assets and liabilities:
Accounts receivable	(15,950)	(26,005)
Prepaid expenses and other current assets	17,044	40,800
Other long-term assets	6,970	(1,859)
Accounts payable and accrued expenses	(90,986)	(54,453)
Income taxes receivable	(12,254)	(28,165)
Long-term professional liabilities	(2,768)	(715)
Other liabilities	(867)	(10,413)
Net cash used in operating activities – continuing operations	(8,334)	(28,484)
Net cash used in operating activities - discontinued operations	(6,741)	(117)
Net cash used in operating activities	(15,075)	(28,601)
Cash flows from investing activities:
Acquisition payments, net of cash acquired	(28,167)	(7,207)
Purchases of investments	(12,983)	(8,355)
Proceeds from maturities or sales of investments	14,039	10,745
Purchases of property and equipment	(13,703)	(18,536)
Proceeds from sale of building	—	24,728
Other	1,189	—
Net cash (used in) provided by investing activities – continuing operations	(39,625)	1,375
Net cash provided by investing activities - discontinued operations	—	2,350
Net cash (used in) provided by investing activities	(39,625)	3,725
Cash flows from financing activities:
Borrowings on credit agreement	475,000	—
Payments on credit agreement	(321,500)	—
Payments on term loan	(3,125)	—
Redemption of senior notes, including call premium	(1,046,880)	(759,848)
Proceeds from senior notes and term loan	650,000	—
Payments for financing costs	(8,394)	—
Payments on finance lease obligations	(1,262)	(1,106)
Proceeds from issuance of common stock	2,838	2,578
Repurchases of common stock	(65,564)	(2,245)
Other	284	(189)
Net cash used in financing activities – continuing operations	(318,603)	(760,810)
Net cash used in financing activities - discontinued operations	—	—
Net cash used in financing activities	(318,603)	(760,810)
Net decrease in cash and cash equivalents	(373,303)	(785,686)
Cash and cash equivalents at beginning of period	387,391	1,123,843
Cash and cash equivalents at end of period	$14,088	$338,157

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pediatrix Medical Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

1. Basis of Presentation:

On July 1, 2022, effective after the close of the market, the Company changed its corporate name from "Mednax, Inc." to “Pediatrix Medical Group, Inc." signifying the Company's return to its core focus in caring for women, babies and children. The Company’s common stock continues to trade on the New York Stock Exchange under the ticker symbol “MD.”

The accompanying unaudited Consolidated Financial Statements of the Company and the notes thereto presented in this Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial statements, and do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of interim periods. The financial statements include all the accounts of Pediatrix Medical Group, Inc. and its consolidated subsidiaries (collectively, “PMG”) together with the accounts of PMG’s affiliated business corporations or professional associations, professional corporations, limited liability companies and partnerships (the “affiliated professional contractors”). Certain subsidiaries of PMG have contractual management arrangements with its affiliated professional contractors, which are separate legal entities that provide physician services in certain states and Puerto Rico. The terms “Pediatrix” and the “Company” refer collectively to Pediatrix Medical Group Inc., its subsidiaries and the affiliated professional contractors.

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

2. Coronavirus Pandemic (“COVID-19”):

COVID-19 has had an impact on the demand for medical services provided by the Company's affiliated clinicians. Beginning in mid-March 2020 and throughout the second quarter of 2020, the Company's operating results were significantly impacted by COVID-19, but volumes began to normalize in mid-2020 and substantially recovered throughout 2020 with no material impacts from COVID-19 or its variants in 2021 or thus far in 2022. However, due to the continued uncertainties surrounding the timeline of and impacts from COVID-19 and with multiple variant strains still circulating, the Company is unable to predict the ultimate impact on its business, financial condition, results of operations, cash flows and the trading price of its securities at this time.

CARES Act

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing financial aid to the healthcare industry to reimburse healthcare providers for lost revenue and expenses attributable to COVID-19. The Department of Health and Human Services (“HHS”) is administering this program and began disbursing funds in April 2020, of which the Company’s affiliated physician practices within continuing operations received an aggregate of $11.1 million and $7.7 million during the six months ended June 30, 2022 and 2021, respectively.

3. Cash Equivalents and Investments:

As of June 30, 2022 and December 31, 2021, the Company's cash equivalents consisted entirely of money market funds totaling $4.0 million and $2.4 million, respectively.

Investments held are all classified as current and at June 30, 2022 and December 31, 2021 are summarized as follows (in thousands):

	June 30, 2022	December 31, 2021
Corporate securities	$63,110	$72,964
Municipal debt securities	15,693	13,215
U.S. Treasury securities	6,907	5,205
Certificates of deposit	3,991	4,404
Federal home loan securities	3,685	3,927
	$93,386	$99,715

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

The following table presents information about the Company’s financial instruments that are accounted for at fair value on a recurring basis at June 30, 2022 and December 31, 2021 (in thousands):

		Fair Value
	Fair Value Category	June 30, 2022	December 31, 2021
Assets:
Money market funds	Level 1	$3,984	$2,442
Short-term investments	Level 2	93,386	99,715
Mutual Funds	Level 1	14,362	18,542

The following table presents information about the Company’s financial instruments that are not carried at fair value at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
2027 Notes	—	—	$1,000,000	$1,047,190
2030 Notes	$400,000	$343,000	—	—

The Company redeemed the full principal balance of its 6.25% senior unsecured notes due 2027 (the “2027 Notes”) in February 2022.

The carrying amounts of cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments.

5. Accounts Receivable and Net Revenue:

Accounts receivable, net consists of the following (in thousands):

	June 30, 2022	December 31, 2021

Gross accounts receivable	$1,464,374	$1,393,584
Allowance for contractual adjustments and uncollectibles	(1,157,173)	(1,091,809)
	$307,201	$301,775

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

The following table summarizes the Company’s net revenue by category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net patient service revenue	$418,507	$412,950	$824,542	$794,012
Hospital contract administrative fees	65,481	58,904	129,007	115,970
Other revenue	2,045	1,105	14,713	9,730
	$486,033	$472,959	$968,262	$919,712

The approximate percentage of net patient service revenue by type of payor was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contracted managed care	68%	69%	68%	69%
Government	27	24	26	25
Other third-parties	3	5	4	5
Private-pay patients	2	2	2	1
	100%	100%	100%	100%

6. Business Combinations and Discontinued Operations:

Business Combinations

During the six months ended June 30, 2022, the Company completed the acquisition of one multi-location pediatric urgent care practice and one pediatric gastroenterology and gynecology practice for total consideration of $31.3 million, of which $26.5 million was paid in cash at closing and $4.8 million is recorded as contingent consideration liabilities. These acquisitions expanded the Company’s national network of physician practices across women’s and children’s services and particularly its entry into the pediatric primary and urgent care service line. In connection with these acquisitions, the Company recorded tax deductible goodwill of $26.7 million, other intangible assets consisting primarily of physician and hospital agreements of $2.3 million, fixed assets of $2.2 million and other non-current assets of $0.1 million.

Discontinued Operations – Anesthesiology Services Medical Group

The Company divested its anesthesiology services medical group in May 2020. During the six months ended June 30, 2022, the Company recorded a net increase to the loss on sale of $2.7 million, primarily for certain transaction related true ups. During the six months ended June 30, 2021, the Company recorded a net decrease to the loss on sale of $19.1 million. The decrease to the loss on sale during the six months ended June 30, 2021 primarily related to an adjustment to the sales proceeds and book values of net assets sold resulting from a mutual agreement between the buyer and seller to treat a portion of the divestiture as an asset sale for tax purposes and the disposal of the single anesthesia practice that remained after the divestiture of the anesthesiology medical group in May 2020. The net changes to the loss on sale are reflected as a component of discontinued operations, net of income taxes, in the Company’s Consolidated Statements of Income for the three and six months ended June 30, 2022 and 2021 as relevant.

The Company’s continuing operations financial statements for the six months ended June 30, 2021 reflect the Company’s best estimate of the income tax effects associated with the asset sale change. These estimates include an increase in income tax receivable of $24.0 million, of which $9.0 million is related to loss carryback provisions enacted under the CARES Act, an increase in deferred tax assets of $17.0 million and a reduction to capital loss carryforwards and offsetting valuation allowance of $37.0 million.

Discontinued Operations – Radiology Services Medical Group

The Company divested its radiology services medical group in December 2020. During the six months ended June 30, 2022 and 2021, the Company recorded net increases of $1.1 million and $2.3 million to the loss on sale, primarily for certain transaction related true ups, with the loss for the six months ended June 30, 2022 representing the Company's best estimate of the final working capital true up that is expected to be settled during 2022. The net changes to the loss on sale are reflected as a component of discontinued operations, net of income taxes, in the Company’s Consolidated Statements of Income for the three and six months ended June 30, 2022 and 2021 as relevant.

7. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Accounts payable	$30,234	$36,645
Accrued salaries and incentive compensation	110,527	213,974
Accrued payroll taxes and benefits	35,590	34,994
Accrued professional liabilities	32,516	37,729
Accrued interest	8,943	29,052
Accrued contingent consideration	2,010	—
Other accrued expenses	67,643	41,724
	$287,463	$394,118

The net decrease in accrued salaries and incentive compensation of $103.4 million, from December 31, 2021 to June 30, 2022, is primarily due to the payment of performance-based incentive compensation, principally to the Company’s affiliated physicians, partially offset by performance-based incentive compensation accrued during the six months ended June 30, 2022. A majority of the Company’s payments for performance-based incentive compensation is paid annually during the first quarter.

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

At June 30, 2022, the Company had an outstanding principal balance on the Amended Credit Agreement of $400.4 million, composed of $153.5 million under the Revolving Credit Line and $246.9 million under the Term A Loan. The Company had $296.5 million available on its Amended Credit Agreement at June 30, 2022.

At June 30, 2022, the Company had an outstanding principal balance of $400.0 million on the 2030 Notes.

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

The calculation of shares used in the basic and diluted net income per common share calculation for the three and six months ended June 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average number of common shares outstanding	85,078	84,912	85,190	84,660
Weighted average number of dilutive common share equivalents	541	1,021	724	993
Weighted average number of common and common equivalent shares outstanding	85,619	85,933	85,914	85,653
Antidilutive securities not included in the diluted net income per common share calculation	569	13	409	15

10. Stock Incentive Plans and Stock Purchase Plans:

The Company’s Amended and Restated 2008 Incentive Compensation Plan (the “Amended and Restated 2008 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-related awards and performance awards that may be settled in cash, stock or other property.

Under the Amended and Restated 2008 Incentive Plan, options to purchase shares of common stock may be granted at a price not less than the fair market value of the shares on the date of grant. The options must be exercised within 10 years from the date of grant and generally become exercisable on a pro rata basis over a three-year period from the date of grant. The Company issues new shares of its common stock upon exercise of its stock options. Restricted stock awards generally vest over periods of three years upon the fulfillment of specified service-based conditions and in certain instances performance-based conditions. Deferred stock awards generally vest upon the satisfaction of specified performance-based conditions and service-based conditions. The Company recognizes compensation expense related to its restricted stock and deferred stock awards ratably over the corresponding vesting periods. During the six months ended June 30, 2022, the Company granted 0.8 million shares of restricted stock to its employees and non-employee directors under the Amended and Restated 2008 Incentive Plan. At June 30, 2022, the Company had 9.2 million shares available for future grants and awards under the Amended and Restated 2008 Incentive Plan.

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

The Company recognizes stock-based compensation expense for the discount received by participating employees and non-employee service providers. During the six months ended June 30, 2022, approximately 0.1 million shares were issued under the ESPP. At June 30, 2022, the Company had approximately 2.6 million shares reserved for issuance under the ESPP. At June 30, 2022, the Company had approximately 61,000 shares in the aggregate reserved for issuance under the SPP. No shares have been issued under the SPP since 2020.

During the three and six months ended June 30, 2022 and 2021, the Company recognized stock-based compensation expense of $4.4 million and $8.8 million and $5.8 million and $9.5 million, respectively.

11. Common Stock Repurchase Programs:

In July 2013, the Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under the Company’s equity compensation programs. The share repurchase program allows the Company to make open market purchases from time-to-time based on general economic and market conditions and trading restrictions. The repurchase program also allows for the repurchase of shares of the Company’s common stock to offset the dilutive impact from the issuance of shares, if any, related to the Company’s acquisition program. No shares were purchased under this program during the six months ended June 30, 2022.

In August 2018, the Company announced that its Board of Directors had authorized the repurchase of up to $500.0 million of the Company’s common stock in addition to its existing share repurchase program, of which $94.0 million remained available for repurchase as of December 31, 2021. Under this share repurchase program, during the six months ended June 30, 2022, the Company purchased 3.3 million shares of its common stock for $65.6 million, including an immaterial number of shares withheld to satisfy minimum statutory withholding obligations in connection with the vesting of restricted stock.

The Company intends to utilize various methods to effect any future share repurchases, including, among others, open market purchases and accelerated share repurchase programs. The amount and timing of repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

12. Commitments and Contingencies:

The Company expects that audits, inquiries and investigations from government authorities and agencies will occur in the ordinary course of business. Such audits, inquiries and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company's business, financial condition, results of operations, cash flows and the trading price of its securities. The Company has not included an accrual for these matters as of June 30, 2022 in its Consolidated Financial Statements, as the variables affecting any potential eventual liability depend on the currently unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry and investigation and cannot be reasonably estimated at this time.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the principal factors that have affected our financial condition and results of operations, as well as our liquidity and capital resources, for the periods described. This discussion should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto included in this Quarterly Report. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on February 17, 2022 (the “2021 Form 10-K”). As used in this Quarterly Report, the terms “Pediatrix”, the “Company”, “we”, “us” and “our” refer to the parent company, Pediatrix Medical Group, Inc., a Florida corporation, and the consolidated subsidiaries through which its businesses are actually conducted (collectively, “PMG”), together with PMG’s affiliated business corporations or professional associations, professional corporations, limited liability companies and partnerships (“affiliated professional contractors”). Certain subsidiaries of PMG have contracts with our affiliated professional contractors, which are separate legal entities that provide physician services in certain states and Puerto Rico. The following discussion contains forward-looking statements. Please see the Company’s 2021 Form 10-K, including Item 1A, Risk Factors, for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. In addition, please see “Caution Concerning Forward-Looking Statements” below.

Company Name Change

On July 1, 2022, effective after the close of the market, we changed our corporate name from "Mednax, Inc." to “Pediatrix Medical Group, Inc." signifying our return to our core focus in caring for women, babies and children. Our common stock continues to trade on the New York Stock Exchange under the ticker symbol “MD.”

Overview

Pediatrix is a leading provider of physician services including newborn, maternal-fetal, pediatric cardiology and other pediatric subspecialty care. Our national network is comprised of affiliated physicians who provide clinical care in 38 states and Puerto Rico. Our affiliated physicians provide neonatal clinical care, primarily within hospital-based neonatal intensive care units (“NICUs”), to babies born prematurely or with medical complications; and maternal-fetal and obstetrical medical care to expectant mothers experiencing complicated pregnancies primarily in areas where our affiliated neonatal physicians practice. Our network also includes other pediatric subspecialists, including those who provide pediatric intensive care, pediatric cardiology care, hospital-based pediatric care, pediatric surgical care, pediatric ear, nose and throat, pediatric ophthalmology, pediatric urology services and pediatric primary and urgent care.

Coronavirus Pandemic ("COVID-19")

COVID-19 has had an impact on the demand for medical services provided by our affiliated clinicians. Beginning in mid-March 2020 and continuing throughout the second quarter of 2020, our operating results were significantly impacted by COVID-19, but volumes began to normalize in mid-2020 and substantially recovered throughout 2020 with no material impacts from COVID-19 or its variants in 2021 or thus far in 2022. However, due to the continued uncertainties surrounding the timeline of and impacts from COVID-19 and with multiple variant strains still circulating, we are unable to predict the ultimate impact on our business, financial condition, results of operations, cash flows and the trading price of our securities at this time.

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing financial aid to the healthcare industry to reimburse healthcare providers for lost revenue and expenses attributable to COVID-19. The Department of Health and Human Services (“HHS”) is administering this program, and our affiliated physician practices within continuing operations received an aggregate of $11.1 million and $7.7 million during the six months ended June 30, 2022 and 2021, respectively.

General Economic Conditions and Other Factors

Our operations and performance depend significantly on economic conditions. During the three months ended June 30, 2022, the percentage of our patient service revenue being reimbursed under government-sponsored healthcare programs (“GHC Programs”) increased as compared to the three months ended June 30, 2021. We could experience additional shifts toward GHC Programs if changes occur in economic behaviors or population demographics within geographic locations in which we provide services, including an increase in unemployment and underemployment as well as losses of commercial health insurance or if there are additional impacts from COVID-19 or its variants. Payments received from GHC Programs are substantially less for equivalent services than payments received from commercial insurance payors. In addition, costs of managed care premiums and patient responsibility amounts continue to rise, and accordingly, we may experience lower net revenue resulting from increased bad debt due to patients’ inability to pay for certain services.

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

Non-GAAP Measures

In our analysis of our results of operations, we use certain non-GAAP financial measures. We report adjusted earnings before interest, taxes and depreciation and amortization from continuing operations, which is defined as income (loss) from continuing operations before interest, income taxes, depreciation and amortization, and transformational and restructuring related expenses. We also report adjusted earnings per share (“Adjusted EPS”) from continuing operations which consists of diluted income (loss) from continuing operations per common and common equivalent share adjusted for amortization expense, stock-based compensation expense, transformational and restructuring related expenses and any impacts from discrete tax events. For the three and six months ended June 30, 2022 and 2021, both Adjusted EBITDA and Adjusted EPS are being further adjusted to exclude the impacts from the loss on the early extinguishment of debt and the gain on sale of a building for relevant periods.

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

For a reconciliation of each of Adjusted EBITDA from continuing operations and Adjusted EPS from continuing operations to the most directly comparable GAAP measures for the three and six months ended June 30, 2022 and 2021, refer to the tables below (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income from continuing operations attributable to Pediatrix Medical Group, Inc.	$30,701	$30,533	$9,760	$35,885
Interest expense	8,409	16,879	20,227	34,524
Gain on sale of building	—	(7,280)	—	(7,280)
Loss on early extinguishment of debt	—	—	57,016	14,532
Income tax provision	12,332	7,363	4,931	2,408
Depreciation and amortization expense	8,775	8,106	17,544	16,137
Transformational and restructuring related expenses	5,338	9,932	6,759	14,810
Adjusted EBITDA from continuing operations attributable to Pediatrix Medical Group, Inc.	$65,555	$65,533	$116,237	$111,016

	Three Months Ended June 30,
	2022		2021
Weighted average diluted shares outstanding	85,619		85,933
Income from continuing operations and diluted income from continuing operations per share attributable to Pediatrix Medical Group, Inc.	$30,701	$0.36	$30,533	$0.36
Adjustments (1):
Amortization (net of tax of $541 and $576)	1,624	0.02	1,728	0.02
Stock-based compensation (net of tax of $1,084 and $1,434)	3,252	0.04	4,301	0.04
Transformational and restructuring expenses (net of tax of $1,335 and $2,483)	4,003	0.05	7,449	0.09
Gain on sale of building (net of tax of $1,820)	—	—	(5,460)	(0.06)
Net impact from discrete tax events	294	—	(3,516)	(0.04)
Adjusted income and diluted EPS from continuing operations attributable to Pediatrix Medical Group, Inc.	$39,874	$0.47	$35,035	$0.41

(1)
A blended tax rate of 25% was used to calculate the tax effects of the adjustments for the three months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
	2022		2021
Weighted average diluted shares outstanding	85,914		85,653
Income from continuing operations and diluted income from continuing operations per share attributable to Pediatrix Medical Group, Inc.	$9,760	$0.11	$35,885	$0.42
Adjustments (1):
Amortization (net of tax of $1,082 and $1,466)	3,245	0.04	4,400	0.05
Stock-based compensation (net of tax of $2,193 and $2,363)	6,578	0.07	7,089	0.08
Transformational and restructuring expenses (net of tax of $1,690 and $3,702)	5,069	0.06	11,108	0.13
Gain on sale of building (net of tax of $1,820)	—	—	(5,460)	(0.06)
Loss on early extinguishment of debt (net of tax of $14,254 and $3,633)	42,762	0.50	10,899	0.13
Net impact from discrete tax events	786	0.01	(8,583)	(0.10)
Adjusted income and diluted EPS from continuing operations attributable to Pediatrix Medical Group, Inc.	$68,200	$0.79	$55,338	$0.65

(1)
A blended tax rate of 25% was used to calculate the tax effects of the adjustments for the six months ended June 30, 2022 and 2021.

Results of Operations

Three Months Ended June 30, 2022 as Compared to Three Months Ended June 30, 2021

Our net revenue attributable to continuing operations was $486.0 million for the three months ended June 30, 2022, as compared to $473.0 million for the same period in 2021. The increase in revenue of $13.0 million, or 2.8%, was primarily attributable to increases in revenue from net acquisitions, partially offset by a decrease in same-unit revenue. Same units are those units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue decreased by $6.1 million, or 1.3%. The decrease in same-unit net revenue was comprised of a decrease of $8.6 million, or 1.9%, from net reimbursement-related factors, partially offset by an increase of $2.5 million, or 0.6%, related to patient service volumes. The net decrease in revenue related to net reimbursement-related factors was primarily due to a decrease in revenue resulting from an increase in the percentage of our patients being enrolled in GHC programs, as well as certain revenue cycle management transition activities, partially offset by increases in revenue from contract and administrative fees received from our hospital partners and CARES Act relief. The increase in revenue from patient service volumes was related to increases in neonatology and other services, partially offset by slight declines in maternal-fetal medicine and pediatric cardiology services.

Practice salaries and benefits attributable to continuing operations increased $13.8 million, or 4.3%, to $330.8 million for the three months ended June 30, 2022, as compared to $317.0 million for the same period in 2021. Of the $13.8 million increase, $21.4 million was related to salaries, driven by increases from acquisitions as well as in our existing units, partially offset by a decrease of $7.6 million related to benefits and incentive compensation, reflecting lower incentive compensation expense, partially offset by higher benefit costs attributable to the increase in salaries expense.

Practice supplies and other operating expenses attributable to continuing operations increased $5.6 million, or 23.4%, to $29.8 million for the three months ended June 30, 2022, as compared to $24.2 million for the same period in 2021. The increase was primarily attributable to practice supply, rent and other costs related to our existing units, including increases in information technology costs as compared to the prior year period.

General and administrative expenses attributable to continuing operations primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our affiliated physician practices and services. General and administrative expenses were $61.2 million for the three months ended June 30, 2022, as compared to $71.0 million for the same period in 2021. The net decrease of $9.8 million is primarily related to lower professional fees, including legal fees, as well as a net savings in revenue cycle management expenses. General and administrative expenses as a percentage of net revenue was 12.6% for the three months ended June 30, 2022, as compared to 15.0% for the same period in 2021.

Gain on sale of building was $7.3 million for the three months ended June 30, 2021 and resulted from the sale of our secondary corporate office building.

Transformational and restructuring related expenses attributable to continuing operations were $5.3 million for the three months ended June 30, 2022, as compared to $9.9 million for the same period in 2021. The decrease of $4.6 million reflects reductions in consulting fees and contract termination costs during the second quarter of 2022 as compared to the prior year period, partially offset by an increase in position elimination costs.

Depreciation and amortization expense attributable to continuing operations was $8.8 million for the three months ended June 30, 2022, as compared to $8.1 million for the same period in 2021. The net increase of $0.7 million was primarily related to an increase in acquisition related depreciation and amortization expense.

Income from operations attributable to continuing operations increased $0.2 million, or 0.3%, to $50.2 million for the three months ended June 30, 2022, as compared to $50.0 million for the same period in 2021. Our operating margin was 10.3% for the three months ended June 30, 2022, as compared to 10.6% for the same period in 2021. The slight decrease in our operating margin was primarily due to net favorable impacts in our same-unit results from lower general and administrative expenses, partially offset by lower same-unit revenue and higher overall operating expenses. Excluding transformation and restructuring related expenses and gain on sale of building, our income from operations attributable to continuing operations was $55.5 million and $52.7 million, and our operating margin was 11.4% and 11.1% for the three months ended June 30, 2022 and 2021, respectively. We believe excluding the impacts from the transformational and restructuring related activity as well as the gain on sale of building provides a more comparable view of our operating income and operating margin from continuing operations.

Total non-operating expenses attributable to continuing operations were $7.1 million for the three months ended June 30, 2022, as compared to $12.1 million for the same period in 2021. The net increase in non-operating expenses was primarily related to a decrease in interest expense resulting from the redemption of our 6.25% senior unsecured notes due 2027 (the “2027 Notes”) in February 2022, partially offset by the interest expense related to the issuance of 5.375% senior unsecured notes due 2030 (the "2030 Notes") in February 2022 and a decrease in other income of $3.3 million, primarily related to the cessation of transition services provided to the buyers of our divested medical groups during 2021.

Our effective income tax rate attributable to continuing operations (“tax rate”) was 28.7% for the three months ended June 30, 2022 as compared to 19.4% for the three months ended June 30, 2021. The second quarter 2021 tax rate includes a net discrete tax benefit of $3.5 million, primarily related to a change in estimate for the 2020 net operating loss carryback as allowed under the CARES Act for refund at the 35% federal rate. Discrete tax impacts during the three months ended June 30, 2022 were nominal. After excluding discrete tax impacts during the three months ended June 30, 2021, our effective income tax rate was 28.7%. We believe excluding discrete tax impacts provides a more comparable view of our tax rate.

Income from continuing operations attributable to Pediatrix Medical Group, Inc. was $30.7 million for the three months ended June 30, 2022, as compared to $30.5 million for the same period in 2021. Adjusted EBITDA from continuing operations attributable to Pediatrix Medical Group, Inc. was $65.6 million for the three months ended June 30, 2022, as compared to $65.5 million for the same period in 2021.

Diluted income from continuing operations per common and common equivalent share attributable to Pediatrix Medical Group, Inc. was $0.36 on weighted average shares outstanding of 85.6 million for the three months ended June 30, 2022, as compared to diluted net income of $0.36 on weighted average shares outstanding of 85.9 million for the same period in 2021. Adjusted EPS from continuing operations was $0.47 for the three months ended June 30, 2022, as compared to $0.41 for the same period in 2021.

Loss from discontinued operations, net of tax, was $3.6 million for the three months ended June 30, 2022, as compared to income of $4.5 million for the same period in 2021. Diluted loss from discontinued operations per common and common equivalent share was $0.04 for the three months ended June 30, 2022, as compared to diluted net income of $0.05 for the three months ended June 30, 2021.

Net income attributable to Pediatrix Medical Group, Inc. was $27.1 million for the three months ended June 30, 2022, as compared to $35.0 million for the same period in 2021. Diluted net income per common and common equivalent share attributable to Pediatrix Medical Group, Inc. was $0.32 for the three months ended June 30, 2022, as compared to $0.41 for the same period in 2021.

Six Months Ended June 30, 2022 as Compared to Six Months Ended June 30, 2021

Our net revenue attributable to continuing operations was $968.3 million for the six months ended June 30, 2022, as compared to $919.7 million for the same period in 2021. The increase in revenue of $48.6 million, or 5.3%, was primarily attributable to increases in revenue from net acquisitions, partially offset by a decrease in same-unit revenue. Same units are those units at which we provided services for the entire current period and the entire comparable period. Same-unit net revenue decreased by $2.8 million, or 0.3%. The decrease in same-unit net revenue was comprised of a decrease of $20.4 million, or 2.3%, from net reimbursement-related factors, partially offset by an increase of $17.6 million, or 2.0%, related to patient service volumes. The net decrease in revenue related to net reimbursement-related factors was primarily due to a decrease in revenue related to certain revenue cycle management transition activities and a decrease in revenue resulting from an increase in the percentage of our patients being enrolled in GHC Programs, partially offset by increases in revenue from contract and administrative fees received from our hospital partners and CARES Act relief. The increase in revenue from patient service volumes was related to increases across all our hospital-based and office-based women’s and children’s services.

Practice salaries and benefits attributable to continuing operations increased $37.9 million, or 6.0%, to $673.9 million for the six months ended June 30, 2022, as compared to $636.0 million for the same period in 2021. Of the $37.9 million increase, $40.7 million was related to salaries, driven by increases from acquisitions as well as in our existing units, partially offset by a decrease of $2.8 million related to benefits and incentive compensation, reflecting lower incentive compensation expense, partially offset by an increase in benefit costs attributable to the increase in salaries expense.

Practice supplies and other operating expenses attributable to continuing operations increased $11.9 million, or 25.7%, to $58.3 million for the six months ended June 30, 2022, as compared to $46.4 million for the same period in 2021. The increase was primarily attributable to practice supply, rent and other costs related to our acquisitions.

General and administrative expenses attributable to continuing operations primarily include all billing and collection functions and all other salaries, benefits, supplies and operating expenses not specifically identifiable to the day-to-day operations of our physician practices and services. General and administrative expenses were $122.5 million for the six months ended June 30, 2022, as compared to $137.5 million for the same period in 2021. The net decrease of $15.0 million is primarily related to lower professional fees, including legal fees, as well as a net savings in revenue cycle management expenses. General and administrative expenses as a percentage of net revenue was 12.6% for the six months ended June 30, 2022, as compared to 15.0% for the same period in 2021.

Gain on sale of building was $7.3 million for the six months ended June 30, 2021 and resulted from the sale of our secondary corporate office building during the second quarter of 2021.

Transformational and restructuring related expenses attributable to continuing operations were $6.8 million for the six months ended June 30, 2022, as compared to $14.8 million for the same period in 2021. The decrease of $8.0 million reflects the reduction in the scope of external consulting activities in 2022 as well as lower contract termination costs with the expenses during the six months ended June 30, 2022 primarily for position eliminations.

Depreciation and amortization expense attributable to continuing operations was $17.5 million for the six months ended June 30, 2022, as compared to $16.1 million for the same period in 2021. The increase of $1.4 million was primarily related to an increase in depreciation expense related to information technology equipment, partially offset by lower amortization expenses related to intangible assets, both at our existing units.

Income from operations attributable to continuing operations increased $13.2 million, or 17.3%, to $89.3 million for the six months ended June 30, 2022, as compared to $76.1 million for the same period in 2021. Our operating margin was 9.2% for the six months ended June 30, 2022, as compared to 8.3% for the same period in 2021. The increase in our operating margin was primarily due to favorable general and administrative expenses, partially offset by lower same-unit revenue and net increases in overall operating expenses as well as favorable net impacts from acquisitions. Excluding the transformation and restructuring related expenses and gain on sale of building, our income from operations attributable to continuing operations was $96.0 million and $83.7 million, and our operating margin was 9.9% and 9.1% for the six months ended June 30, 2022 and 2021, respectively. We believe excluding the impacts from the transformational and restructuring related activity as well as the gain on sale of building provides a more comparable view of our operating income and operating margin from continuing operations.

Total non-operating expenses attributable to continuing operations were $74.6 million for the six months ended June 30, 2022, as compared to $37.8 million for the same period in 2021. The net increase in non-operating expenses was primarily related to increase of $42.5 million in loss on early extinguishment of debt from the redemption of our 2027 Notes in February 2022 as compared to the loss associated with the redemption of our 2023 Notes in January 2021. In addition, there was a decrease in other income of $8.4 million for the six months ended June 30, 2022, as compared to the same period in 2021, related to the transition services provided to the buyers of our divested medical groups in 2021. Overall, during the six months ended June 30, 2022, a net increase to non-operating expense of $50.9 million from the loss on early extinguishment of debt and lower other income was partially offset by a decrease of $14.3 million in interest expense related to the issuance of the 2030 Notes, as compared to the interest expense on the 2027 Notes.

Our effective income tax rate was 33.6% for the six months ended June 30, 2022 compared to 6.3% for the six months ended June 30, 2021. The tax rate for the six months ended June 30, 2021 includes a net discrete tax benefit of $8.6 million, primarily related to a change in estimate for the 2020 net operating loss carryback as allowed under the CARES Act for refund at the 35% federal tax rate. After excluding discrete tax impacts, during the six months ended June 30, 2022 and 2021, our tax rate was 28.2% and 28.7%, respectively. We believe excluding discrete tax impacts on our tax rate provides a more comparable view of our effective income tax rate.

Income from continuing operations attributable to Pediatrix Medical Group, Inc. was $9.8 million for the six months ended June 30, 2022, as compared to income of $35.9 million for the same period in 2021. Adjusted EBITDA from continuing operations was $116.2 million for the six months ended June 30, 2022, as compared to $111.0 million for the same period in 2021.

Diluted income from continuing operations per common and common equivalent share attributable to Pediatrix Medical Group, Inc. was $0.11 on weighted average shares outstanding of 85.9 million for the six months ended June 30, 2022, as compared to diluted income per share of $0.42 on weighted average shares outstanding of 85.7 million for the same period in 2021. Adjusted EPS from continuing operations was $0.79 for the six months ended June 30, 2022, as compared to $0.65 for the same period in 2021.

Loss from discontinued operations, net of tax, was $3.8 million for the six months ended June 30, 2022, as compared to income of $16.8 million for the same period in 2021. Diluted loss from discontinued operations per common and common equivalent share was $0.04 for the six months ended June 30, 2022, as compared to diluted income per share of $0.19 for the same period in 2021.

Net income attributable to Pediatrix Medical Group, Inc. was $5.9 million for the six months ended June 30, 2022, as compared to $52.7 million for the same period in 2021. Diluted net income per common and common equivalent share was $0.07 for the six months ended June 30, 2022, as compared to $0.61 for the same period in 2021.

Liquidity and Capital Resources

As of June 30, 2022, we had $14.1 million of cash and cash equivalents attributable to continuing operations as compared to $387.4 billion at December 31, 2021. Additionally, we had working capital attributable to continuing operations of $129.9 million at June 30, 2022, a decrease of $283.3 million from working capital of $413.2 million at December 31, 2021. The net decrease in working capital is primarily due to the redemption of the 2027 Notes in February 2022, partially offset by the issuance of the 2030 Notes also in February 2022.

Cash Flows from Continuing Operations

Cash (used in) provided by operating, investing and financing activities from continuing operations is summarized as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Operating activities	$(8,334)	$(28,484)
Investing activities	(39,625)	1,375
Financing activities	(318,603)	(760,810)

Operating Activities from Continuing Operations

During the six months ended June 30, 2022, our net cash used in operating activities for continuing operations was $8.3 million, compared to $28.5 million for the same period in 2021. The net decrease in cash used of $20.2 million was primarily due to increases in cash flow from income taxes, deferred income taxes, accounts receivable and other liabilities, partially offset by a decrease in cash flow due to changes in accounts payable and accrued expenses, primarily related to higher incentive compensation payments, and increases in cash used for prepaid expenses and other current assets.

During the six months ended June 30, 2022, cash flow from accounts receivable for continuing operations decreased by $16.0 million, as compared to $26.0 million for the same period in 2021. The increase in cash flow from accounts receivable for the six months ended June 30, 2022 as compared to the prior year period was primarily due to lower increases in ending accounts receivable balances at existing units, excluding accounts receivable related to discontinued operations.

Days sales outstanding (“DSO”) is one of the key factors that we use to evaluate the condition of our accounts receivable and the related allowances for contractual adjustments and uncollectibles. DSO reflects the timeliness of cash collections on billed revenue and the level of reserves on outstanding accounts receivable. Our DSO for continuing operations was 58.2 days at June 30, 2022 as compared to 55.2 days at December 31, 2021. The increase in our DSO primarily related to the timing of cash collections at our existing units.

Investing Activities from Continuing Operations

During the six months ended June 30, 2022, our net cash used in investing activities for continuing operations of $39.6 million consisted of acquisitions payments of $28.2 million and capital expenditures of $13.7 million, partially offset by net proceeds from maturities and sales of investments of $1.1 million.

Financing Activities from Continuing Operations

During the six months ended June 30, 2022, our net cash used in financing activities for continuing operations of $318.6 million primarily consisted of $1.05 billion related to the redemption of the 2027 Notes, including the call premium, payments for financing costs of $8.4 million and the repurchase of $65.6 million of our common stock, partially offset by $400.0 million in proceeds from the issuance of the 2030 Notes, $250.0 million from our new term loan and net borrowings on our revolving line of credit of $153.5 million.

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

During the six months ended June 30, 2022, in connection with the redemption of our 2027 Notes and the Credit Agreement Amendment, we recognized a loss on early extinguishment of debt of $57.0 million, which primarily included cash premiums on the 2027 Notes and accelerated amortization of deferred financing costs.

At June 30, 2022, we had an outstanding principal balance on the Amended Credit Agreement of $400.4 million, composed of $153.5 million under the Revolving Credit Line and $246.9 million under the Term A Loan. We had $296.5 million available on the Amended Credit Agreement at June 30, 2022.

At June 30, 2022, we had an outstanding principal balance of $400.0 million on the 2030 Notes. Our obligations under the 2030 Notes are guaranteed on an unsecured senior basis by the same subsidiaries and affiliated professional contractors that guarantee our Amended Credit Agreement. Interest on the 2030 Notes accrues at the rate of 5.375% per annum, or $21.5 million, and is payable semi-annually in arrears on February 15 and August 15, beginning on August 15, 2022.

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

At June 30, 2022, we believe we were in compliance, in all material respects, with the financial covenants and other restrictions applicable to us under the Amended Credit Agreement and the 2030 Notes. We believe we will be in compliance with these covenants throughout 2022.

We maintain professional liability insurance policies with third-party insurers, subject to self-insured retention, exclusions and other restrictions. We self-insure our liabilities to pay self-insured retention amounts under our professional liability insurance coverage through a wholly owned captive insurance subsidiary. We record liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss information, claim emergence patterns and various actuarial assumptions. Our total liability related to professional liability risks at June 30, 2022 was $300.6 million, of which $32.5 million is classified as a current liability within accounts payable and accrued expenses in the Consolidated Balance Sheet. In addition, there is a corresponding insurance receivable of $54.1 million recorded as a component of other assets for certain professional liability claims that are covered by insurance policies.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We intend to manage interest rate risk through the use of a combination of fixed rate and variable rate debt. We borrow under our Amended Credit Agreement at various interest rate options based on the Alternate Base Rate or SOFR rate depending on certain financial ratios. At June 30, 2022, the outstanding principal balance on our Amended Credit Agreement was $400.4 million, composed of $153.5 million under our Revolving Credit Line and $246.9 million under our Term A Loan. Considering the total outstanding balance, a 1% change in interest rates would result in an impact to income before taxes of approximately $4.0 million per year.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2022, we repurchased 3.3 million shares of our common stock under the share repurchase program that was approved by our board of directors in July 2013, including an immaterial number of shares withheld to satisfy minimum statutory withholding obligations in connection with the vesting of restricted stock.

Period	Total Number of Shares Repurchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Programs (a)
April 1 – April 30, 2022	—	$—	—	(a)
May 1 – May 31, 2022	637,000	19.04	637,000	(a)
June 1 – June 30, 2022	2,637,802 (b)	19.79	2,631,630	(a)
Total	3,274,802	$19.65	3,268,630	(a)

(a)
We have two active repurchase programs. Our July 2013 program allows us to repurchase shares of our common stock up to an amount sufficient to offset the dilutive impact from the issuance of shares under our equity compensation programs, which is estimated to be approximately 1.0 million shares for 2022. Our August 2018 repurchase program allows us to repurchase up to an additional $500.0 million of shares of our common stock, of which we repurchased $471.5 million as of June 30, 2022.
(b)
Includes 6,172 shares withheld to satisfy minimum statutory withholding obligations of $0.1 million in connection with the vesting of restricted stock.

The amount and timing of any future repurchases will depend upon several factors, including general economic and market conditions and trading restrictions.

Item 5. Other Information

On August 1, 2022, we entered into an employment agreement, through a wholly owned subsidiary, with James D. Swift, M.D., our Executive Vice President and Chief Operating Officer (the “Swift Employment Agreement”). Under the terms of the Swift Employment Agreement, Dr. Swift is to receive, among other things and subject to certain exceptions and conditions set forth therein, (i) an annual base salary of $450,000 (prorated for 2022); (ii) a target annual incentive bonus equal to 100% of his annual base salary (prorated and payable at target for 2022) based on performance metrics to be determined annually by the Compensation and Talent Committee of our Board of Directors; (iii) benefits and perquisites consistent with those provided to our other senior executive officers; and (iv) severance for a termination without “cause” or for “good reason” equal to 24 months of Dr. Swift’s base salary, plus one and one-half times the greater of Dr. Swift’s target annual performance bonus or his average annual performance bonus for the three prior years, plus a pro rata bonus for the year of termination and the continuation of certain benefits for specified periods. The Swift Employment Agreement also contains customary non-competition, non-solicitation, non-disparagement and confidentiality provisions. The foregoing description of the Swift Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the Swift Employment Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits

Exhibit No. Description

3.1+	Second Amended and Restated Articles of Incorporation
10.1+	Second Amended and Restated Employment Agreement, effective August 1, 2022, by and between PMG Services, Inc. and James D. Swift, M.D.**
31.1+	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1+	Interactive Data File
101.INS+	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	XBRL Schema Document.
101.CAL+	XBRL Calculation Linkbase Document.
101.DEF+	XBRL Definition Linkbase Document.
101.LAB+	XBRL Label Linkbase Document.
101.PRE+	XBRL Presentation Linkbase Document.
104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+ Filed herewith.

* Furnished herewith.

** Management contracts or compensation plans, contracts or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pediatrix Medical Group, Inc.

Date: August 4, 2022	By: /s/ Mark S. Ordan
Mark S. Ordan
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2022	By: /s/ C. Marc Richards
C. Marc Richards
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)